Form 10-Q
period 2020-03-31
Madison Square Garden Entertainment Corp.
filed 2020-05-18
CIK 1795250

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
____________________
FORM 10-Q
________________________
(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2020
OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from             to
Commission File Number: 001-39245
MADISON SQUARE GARDEN ENTERTAINMENT CORP.
(Exact name of registrant as specified in its charter)

Delaware	84-3755666
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

Two Penn Plaza	New York	,	NY	10121
(Address of principal executive offices)				(Zip Code)

Registrant’s telephone number, including area code: (212) 465-6000
Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
Class A Common Stock	MSGE	New York Stock Exchange

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. ☐ Yes ☑ No
Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files). ☑ Yes ☐ No
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☐	Accelerated filer	☐
Non-accelerated filer	☑	Smaller reporting company	☐
		Emerging growth company	☑
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☑
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). ☐ Yes ☑ No
Number of shares of common stock outstanding as of April 30, 2020:

Class A Common Stock par value $0.01 per share	—	19,489,793
Class B Common Stock par value $0.01 per share	—	4,529,517

MADISON SQUARE GARDEN ENTERTAINMENT CORP.
INDEX TO FORM 10-Q

Page
PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

Combined Balance Sheets as of March 31, 2020 (unaudited) and June 30, 2019	1

Combined Statements of Operations for the three and nine months ended March 31, 2020 and 2019 (unaudited)	3

Combined Statements of Comprehensive Income (Loss) for the three and nine months ended March 31, 2020 and 2019 (unaudited)	4

Combined Statements of Cash Flows for the nine months ended March 31, 2020 and 2019 (unaudited)	5

Combined Statements of Divisional Equity and Redeemable Noncontrolling Interests for the three and nine months ended March 31, 2020 and 2019 (unaudited)	7

Notes to Combined Financial Statements (unaudited)	9

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations	39

Item 3. Quantitative and Qualitative Disclosures About Market Risk	59

Item 4. Controls and Procedures	60

PART II. OTHER INFORMATION

Item 1. Legal Proceedings	61

Item 1A. Risk Factors	61

Item 6. Exhibits	63

PART I – FINANCIAL INFORMATION
Item 1. Financial Statements

MADISON SQUARE GARDEN ENTERTAINMENT CORP.
COMBINED BALANCE SHEETS
(in thousands)

	March 31, 2020	June 30, 2019
	(Unaudited)
ASSETS
Current Assets:
Cash and cash equivalents	$1,003,893	$1,082,055
Restricted cash	17,955	10,010
Short-term investments	331,019	108,416
Accounts receivable, net	105,212	81,044
Net related party receivables	2,288	1,722
Prepaid expenses	39,255	24,067
Other current assets	40,581	39,430
Assets held for sale	109,155	—
Total current assets	1,649,358	1,346,744
Investments and loans to nonconsolidated affiliates	61,998	84,560
Property and equipment, net of accumulated depreciation and amortization	1,540,786	1,349,122
Right-of-use lease assets	234,760	—
Amortizable intangible assets, net	155,948	214,391
Indefinite-lived intangible assets	64,881	65,421
Goodwill	81,996	165,558
Other assets	37,438	89,963
Total assets	$3,827,165	$3,315,759

See accompanying notes to combined financial statements.

MADISON SQUARE GARDEN ENTERTAINMENT CORP.
COMBINED BALANCE SHEETS (Continued)
(in thousands)

	March 31, 2020	June 30, 2019
	(Unaudited)
LIABILITIES, REDEEMABLE NONCONTROLLING INTERESTS AND DIVISIONAL EQUITY
Current Liabilities:
Accounts payable	$18,766	$23,974
Net related party payables, current	31,728	18,911
Current portion of long-term debt, net of deferred financing costs	4,792	6,042
Accrued liabilities:
Employee related costs	70,418	82,411
Other accrued liabilities	117,207	88,614
Operating lease liabilities, current	54,506	—
Collections due to promoters	49,421	67,212
Deferred revenue	206,045	186,883
Liabilities held for sale	72,811	—
Total current liabilities	625,694	474,047
Related party payables, noncurrent	—	172
Long-term debt, net of deferred financing costs	29,962	48,556
Operating lease liabilities, noncurrent	191,762	—
Defined benefit and other postretirement obligations	32,359	41,318
Other employee related costs	17,570	15,703
Deferred tax liabilities, net	13,131	22,973
Other liabilities	77,770	59,525
Total liabilities	988,248	662,294
Commitments and contingencies (see Note 10)
Redeemable noncontrolling interests	23,000	67,627
Company Divisional Equity:
Madison Square Garden Sports Corp. Investment	2,851,522	2,618,971
Accumulated other comprehensive loss	(52,607)	(46,923)
Total Company divisional equity	2,798,915	2,572,048
Nonredeemable noncontrolling interests	17,002	13,790
Total divisional equity	2,815,917	2,585,838
Total liabilities, redeemable noncontrolling interests and divisional equity	$3,827,165	$3,315,759

See accompanying notes to combined financial statements.

MADISON SQUARE GARDEN ENTERTAINMENT CORP.
COMBINED STATEMENTS OF OPERATIONS
(Unaudited)
(in thousands, except per share data)

	Three Months Ended		Nine Months Ended
	March 31,		March 31,
	2020	2019	2020	2019
Revenues (a)	$199,861	$250,018	$767,038	$832,384
Operating expenses:
Direct operating expenses (b)	132,809	158,710	472,582	507,249
Selling, general and administrative expenses (c)	84,186	83,159	257,970	231,038
Depreciation and amortization	26,196	26,768	80,271	81,606
Impairment for intangibles, long-lived assets, and goodwill	102,211	—	102,211	—
Operating income (loss)	(145,541)	(18,619)	(145,996)	12,491
Other income (expense):
Earnings (loss) in equity method investments	(1,096)	(2,881)	(3,739)	17,131
Interest income (d)	3,659	7,987	17,242	22,020
Interest expense	(605)	(3,247)	(1,854)	(10,076)
Miscellaneous income (expense), net (e)	(17,381)	4,613	(2,893)	(4,118)
	(15,423)	6,472	8,756	24,957
Income (loss) from operations before income taxes	(160,964)	(12,147)	(137,240)	37,448
Income tax benefit (expense)	10,126	(469)	8,686	(1,253)
Net income (loss)	(150,838)	(12,616)	(128,554)	36,195
Less: Net loss attributable to redeemable noncontrolling interests	(22,447)	(7)	(23,851)	(3,662)
Less: Net income (loss) attributable to nonredeemable noncontrolling interests	195	(680)	38	(3,121)
Net income (loss) attributable to the Company	$(128,586)	$(11,929)	$(104,741)	$42,978
Basic and diluted earnings (loss) per common share attributable to the Company (f)	$(5.36)	$(0.50)	$(4.37)	$1.79
_________________

(a)
Includes revenues from related parties of $6,333 and $7,906 for the three months ended March 31, 2020 and 2019, respectively, and $13,792 and $15,762 for the nine months ended March 31, 2020 and 2019, respectively.

(b)
Includes net charges from related parties of $13,743 and $31,479 for the three months ended March 31, 2020 and 2019, respectively, and $54,149 and $74,975 for the nine months ended March 31, 2020 and 2019, respectively.

(c)
Includes net charges to related parties of $(32,074) and $(30,293) for the three months ended March 31, 2020 and 2019, respectively, and $(97,832) and $(84,956) for the nine months ended March 31, 2020 and 2019, respectively.

(d)	Includes interest income from nonconsolidated affiliates of $2,334 for the nine months ended March 31, 2019.

(e)
Miscellaneous expense, net includes charges to related parties of $(67) and $(183) for the three months ended March 31, 2020 and 2019, respectively, and $(178) and $(548) for the nine months ended March 31, 2020 and 2019, respectively.

(f)
On April 17, 2020 (the “Entertainment Distribution Date”), 23,992 common shares were distributed to Madison Square Garden Sports Corp. (formerly known as The Madison Square Garden Company) stockholders as of April 13, 2020. This share amount is being utilized for the calculation of basic and diluted earnings (loss) per share for both the three and nine months ended March 31, 2020 and 2019 because Madison Square Garden Entertainment Corp. was a wholly-owned subsidiary of Madison Square Garden Sports Corp. prior to the Entertainment Distribution Date.

See accompanying notes to combined financial statements.

MADISON SQUARE GARDEN ENTERTAINMENT CORP.
COMBINED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
(Unaudited)
(in thousands)

	Three Months Ended				Nine Months Ended
	March 31,				March 31,
	2020		2019		2020		2019
Net income (loss)		$(150,838)		$(12,616)		$(128,554)		$36,195
Other comprehensive income (loss), before income taxes:
Pension plans and postretirement plan:
Amounts reclassified from accumulated other comprehensive loss:
Amortization of actuarial loss included in net periodic benefit cost	$342		$328		$1,027		$984
Settlement loss recognized	67		—		67		—
Amortization of prior service credit included in net periodic benefit cost	—	409	(1)	327	—	1,094	(4)	980
Cumulative translation adjustments		(19,946)		6,383		(6,778)		3,181
Other comprehensive income (loss)		(19,537)		6,710		(5,684)		4,161
Comprehensive income (loss)		(170,375)		(5,906)		(134,238)		40,356
Less: Comprehensive loss attributable to redeemable noncontrolling interests		(22,447)		(7)		(23,851)		(3,662)
Less: Comprehensive income (loss) attributable to nonredeemable noncontrolling interests		195		(680)		38		(3,121)
Comprehensive income (loss) attributable to the Company		$(148,123)		$(5,219)		$(110,425)		$47,139

See accompanying notes to combined financial statements.

MADISON SQUARE GARDEN ENTERTAINMENT CORP.
COMBINED STATEMENTS OF CASH FLOWS
(Unaudited)
(in thousands)

	Nine Months Ended
	March 31,
	2020	2019
Cash flows from operating activities:
Net income (loss)	$(128,554)	$36,195
Adjustment to reconcile net income (loss) to net cash provided by operating activities:
Depreciation and amortization	80,271	81,606
Impairment of intangibles, long-lived assets and goodwill	102,211	—
Provision (benefits) from deferred income taxes	(9,842)	794
Share-based compensation expense	29,294	27,929
Loss (earnings) in equity method investments	3,739	(17,131)
Purchase accounting adjustments associated with leases	4,458	3,197
Unrealized loss on equity investment with readily determinable fair value	2,471	2,405
Provision for doubtful accounts	6,954	765
Other non-cash adjustments	(1,488)	2,569
Change in assets and liabilities:
Accounts receivable, net	(31,413)	(70,436)
Net related party receivables	(566)	(885)
Prepaid expenses and other assets	(32,231)	(38,937)
Accounts payable	3,327	(4,589)
Net related party payables	12,645	18,693
Accrued and other liabilities	46,519	(2,359)
Collections due to promoters	15,924	(16,953)
Deferred revenue	34,193	22,103
Operating lease right-of-use assets and lease liabilities	(961)	—
Net cash provided by operating activities	$136,951	$44,966
Cash flows from investing activities:
Capital expenditures	$(326,596)	$(114,313)
Proceeds from insurance recoveries	476	—
Purchase of short-term investments	(405,935)	(112,735)
Proceeds from maturity of short-term investment	176,661	—
Investments and loans to nonconsolidated affiliates	(75)	(51,807)
Proceeds from sale of nonconsolidated affiliate	18,000	125,000
Loan repayment received from subordinated debt	58,735	4,765
Cash received (paid) for notes receivable	750	(7,761)
Net cash used in investing activities	$(477,984)	$(156,851)

See accompanying notes to combined financial statements.

MADISON SQUARE GARDEN ENTERTAINMENT CORP.
COMBINED STATEMENTS OF CASH FLOWS (Continued)
(Unaudited)
(in thousands)

	Nine Months Ended
	March 31,
	2020	2019
Cash flows from financing activities:
Noncontrolling interest holders’ capital contribution	$4,000	$5,560
Distributions to noncontrolling interest holders	(535)	(1,263)
Loans from noncontrolling interest holders	—	606
Repayment of revolving credit facility	(15,000)	—
Principal repayment on long-term debt	(5,000)	(3,929)
Net transfers from Madison Square Garden Sports Corp. and its subsidiaries	283,435	31,604
Net cash provided by financing activities	$266,900	$32,578
Effect of exchange rates on cash, cash equivalents and restricted cash	3,916	6,440
Net decrease in cash, cash equivalents and restricted cash	(70,217)	(72,867)
Cash, cash equivalents and restricted cash at beginning of period	1,092,065	1,232,356
Cash, cash equivalents and restricted cash at end of period	$1,021,848	$1,159,489
Non-cash investing and financing activities:
Non-cash acquisition of additional redeemable noncontrolling interests	$37,715	$—
Capital expenditures incurred but not yet paid	$75,656	$17,515
Tenant improvement paid by landlord	$195	$13,715
Share-based compensation capitalized in property and equipment	$3,790	$1,926

See accompanying notes to combined financial statements.

MADISON SQUARE GARDEN ENTERTAINMENT CORP.
COMBINED STATEMENTS OF DIVISIONAL EQUITY AND REDEEMABLE NONCONTROLLING INTERESTS
(Unaudited)
(in thousands)

	Three Months Ended March 31, 2020
	Madison Square Garden Sports Corp. Investment	Accumulated Other Comprehensive Loss	Total Company Divisional Equity	Non - redeemable Noncontrolling Interests	Total Divisional Equity	Redeemable Noncontrolling Interests
Balance as of December 31, 2019	$2,638,955	$(33,070)	$2,605,885	$16,807	$2,622,692	$66,223
Net income (loss)	(128,586)	—	(128,586)	195	(128,391)	(22,447)
Other comprehensive loss	—	(19,537)	(19,537)	—	(19,537)	—
Comprehensive income (loss)	—	—	(148,123)	195	(147,928)	(22,447)
Net increase in Madison Square Garden Sports Corp. Investment	320,377	—	320,377	—	320,377	—
Noncontrolling interests non-cash acquisition	37,715	—	37,715	—	37,715	(37,715)
Redeemable noncontrolling interest adjustment to redemption fair value	(16,939)	—	(16,939)	—	(16,939)	16,939
Balance as of March 31, 2020	$2,851,522	$(52,607)	$2,798,915	$17,002	$2,815,917	$23,000

	Three Months Ended March 31, 2019
	Madison Square Garden Sports Corp. Investment	Accumulated Other Comprehensive Loss	Total Company Divisional Equity	Non - redeemable Noncontrolling Interests	Total Divisional Equity	Redeemable Noncontrolling Interests
Balance as of December 31, 2018	$2,616,196	$(43,897)	$2,572,299	$14,308	$2,586,607	$72,770
Net loss	(11,929)	—	(11,929)	(680)	(12,609)	(7)
Other comprehensive income	—	6,710	6,710	—	6,710	—
Comprehensive loss	—	—	(5,219)	(680)	(5,899)	(7)
Net increase in Madison Square Garden Sports Corp. Investment	53,299	—	53,299	—	53,299	—
Contribution from noncontrolling interest holders	—	—	—	3,156	3,156	—
Distributions to noncontrolling interest holders	—	—	—	—	—	(1,004)
Balance as of March 31, 2019	$2,657,566	$(37,187)	$2,620,379	$16,784	$2,637,163	$71,759

See accompanying notes to combined financial statements.

MADISON SQUARE GARDEN ENTERTAINMENT CORP.
COMBINED STATEMENTS OF DIVISIONAL EQUITY AND REDEEMABLE NONCONTROLLING INTERESTS
(Continued)
(Unaudited) (in thousands)

	Nine Months Ended March 31, 2020
	Madison Square Garden Sports Corp. Investment	Accumulated Other Comprehensive Loss	Total Company Divisional Equity	Non - redeemable Noncontrolling Interests	Total Divisional Equity	Redeemable Noncontrolling Interests
Balance as of June 30, 2019	$2,618,971	$(46,923)	$2,572,048	$13,790	$2,585,838	$67,627
Net income (loss)	(104,741)	—	(104,741)	38	(104,703)	(23,851)
Other comprehensive loss	—	(5,684)	(5,684)	—	(5,684)	—
Comprehensive income (loss)	—	—	(110,425)	38	(110,387)	(23,851)
Net increase in Madison Square Garden Sports Corp. Investment	316,516	—	316,516	—	316,516	—
Contributions from noncontrolling interest holders	—	—	—	3,709	3,709	—
Distributions to noncontrolling interest holders	—	—	—	(535)	(535)	—
Noncontrolling interest non-cash acquisition	37,715	—	37,715	—	37,715	(37,715)
Redeemable noncontrolling interest adjustment to redemption fair value	(16,939)	—	(16,939)	—	(16,939)	16,939
Balance as of March 31, 2020	$2,851,522	$(52,607)	$2,798,915	$17,002	$2,815,917	$23,000

	Nine Months Ended March 31, 2019
	Madison Square Garden Sports Corp. Investment	Accumulated Other Comprehensive Loss	Total Company Divisional Equity	Non - redeemable Noncontrolling Interests	Total Divisional Equity	Redeemable Noncontrolling Interests
Balance as of June 30, 2018	$2,525,031	$(46,918)	$2,478,113	$11,505	$2,489,618	$76,684
Adoption of ASU No. 2016-01	(5,570)	5,570	—		—
Adoption of ASC Topic 606	33,669	—	33,669	—	33,669	—
Net income (loss)	42,978	—	42,978	(3,121)	39,857	(3,662)
Other comprehensive income	—	4,161	4,161	—	4,161	—
Comprehensive income (loss)	—	—	47,139	(3,121)	44,018	(3,662)
Net increase in Madison Square Garden Sports Corp. Investment	61,458	—	61,458	—	61,458	—
Contributions from noncontrolling interest holders	—	—	—	8,400	8,400	—
Distributions to noncontrolling interest holders	—	—	—	—	—	(1,263)
Balance as of March 31, 2019	$2,657,566	$(37,187)	$2,620,379	$16,784	$2,637,163	$71,759

See accompanying notes to combined financial statements.

MADISON SQUARE GARDEN ENTERTAINMENT CORP.
NOTES TO COMBINED FINANCIAL STATEMENTS (UNAUDITED)
All amounts included in the following notes to combined financial statements (unaudited) are presented in thousands, except per share data or as otherwise noted.
Note 1. Description of Business and Basis of Presentation
Spin-off Transaction
On April 17, 2020 (the “Entertainment Distribution Date”), Madison Square Garden Sports Corp. (formerly The Madison Square Garden Company) distributed all of the outstanding common stock of Madison Square Garden Entertainment Corp. (formerly MSG Entertainment Spinco, Inc.) (the “Company”) to its stockholders (the “Entertainment Distribution”). The Company owns, directly or indirectly, the entertainment business previously owned and operated by Madison Square Garden Sports Corp. through its MSG Entertainment business segment and the sports booking business previously owned and operated by Madison Square Garden Sports Corp. through its MSG Sports business segment. In the Entertainment Distribution, stockholders of Madison Square Garden Sports Corp. received (a) one share of the Company’s Class A common stock, par value $0.01 per share, for every share of Madison Square Garden Sports Corp. Class A common stock, par value $0.01 per share, held of record as of the close of business, New York City time, on April 13, 2020 (the “Record Date”), and (b) one share of the Company’s Class B common stock, par value $0.01 per share, for every share of Madison Square Garden Sports Corp. Class B common stock, par value $0.01 per share, held of record as of the close of business, New York City time, on the Record Date.
Description of Business
The Company is a leader in live experiences comprised of iconic venues; marquee entertainment content; popular dining and nightlife offerings; and a premier music festival. Utilizing the Company’s powerful brands and live entertainment expertise, the Company delivers unique experiences that set the standard for excellence and innovation while forging deep connections with diverse and passionate audiences. The Company’s portfolio of venues includes: Madison Square Garden (“The Garden”), Hulu Theater at Madison Square Garden, Radio City Music Hall, the Beacon Theatre, and The Chicago Theatre. For all periods presented, the Company’s venues also included the Forum in Inglewood, CA, which was sold on May 1, 2020 (see Note 3 for further details). In addition, the Company is constructing a state-of-the-art venue, MSG Sphere, in Las Vegas and plans to build a second MSG Sphere in London. The Company also includes the original production, the Christmas Spectacular Starring the Radio City Rockettes (“Christmas Spectacular”), as well as Boston Calling Events, LLC (“BCE”), the entertainment production company that owns and operates the Boston Calling Music Festival, and TAO Group Holdings LLC (“Tao Group Hospitality”) a hospitality group with globally-recognized entertainment dining and nightlife brands.
As of March 31, 2020, the Company operated and reported its financial information as one segment. In making this determination, the Company (i) determined its Chief Operating Decision Maker (“CODM”), (ii) identified and analyzed potential business components, (iii) identified its operating segments, and (iv) determined whether there were multiple operating segments requiring presentation as reportable segments. The Company’s decision to report as one segment was based upon the following:
i)its internal organizational structure;
ii)the manner in which its operations were managed; and

iii)	the criteria used by the Company’s Executive Chairman and Chief Executive Officer, its CODM, to evaluate segment performance.
As part of the analysis in determining that the Company operated as one segment as of March 31, 2020, the Company reviewed the financial information provided to its CODM. While the Company’s CODM reviewed total company operating results to assess overall performance and allocate resources, discrete financial information at the business component level was not provided to the CODM on a disaggregated basis. Therefore, through March 31, 2020, the Company presented its financial information as one segment. Following the Entertainment Distribution on April 17, 2020, the Company will have two segments (the Entertainment business and the Tao Group Hospitality business) as a result of certain changes in the financial information that is provided to its CODM. This change in reportable segments will be presented in the Company’s Annual Report on Form 10-K for the fiscal year ending June 30, 2020 to be filed with the U.S. Securities and Exchange Commission (the “SEC”).
A significant majority of the Company’s revenues and assets are attributed to or located in the United States and are primarily concentrated in the New York City metropolitan area.

MADISON SQUARE GARDEN ENTERTAINMENT CORP.
NOTES TO COMBINED FINANCIAL STATEMENTS (UNAUDITED)
(Continued)

Basis of Presentation
The combined financial statements of the Company (the “combined financial statements”) were prepared on a stand-alone basis derived from the consolidated financial statements and accounting records of Madison Square Garden Sports Corp. These financial statements reflect the combined historical results of operations, financial position and cash flows of the Company in accordance with U.S. generally accepted accounting principles (“GAAP”) and SEC Staff Accounting Bulletin Topic 1-B, Allocation of Expenses and Related Disclosure in Financial Statements of Subsidiaries, Divisions or Lesser Business Components of Another Entity, and Article 10 of Regulation S-X of the SEC for interim financial information. References to GAAP issued by the Financial Accounting Standards Board (“FASB”) in these footnotes are to the FASB Accounting Standards Codification, also referred to as the “Codification” or “ASC.”
Historically, separate financial statements have not been prepared for the Company and it has not operated as a stand-alone business from Madison Square Garden Sports Corp. The combined financial statements include certain assets and liabilities that have historically been held by Madison Square Garden Sports Corp. or by other Madison Square Garden Sports Corp. subsidiaries but are specifically identifiable or otherwise attributable to the Company. All significant intercompany transactions between Madison Square Garden Sports Corp. and the Company have been included as components of the Madison Square Garden Sports Corp. investment in the combined financial statements, as they are to be considered effectively settled upon effectiveness of the Entertainment Distribution. The combined financial statements are presented as if the Company’s businesses had been combined for all periods presented. The assets and liabilities in the combined financial statements have been reflected on a historical cost basis, as immediately prior to the Entertainment Distribution all of the assets and liabilities presented were wholly-owned by Madison Square Garden Sports Corp. and were transferred to the Company at a carry-over basis.
The combined statements of operations include allocations for certain support functions that were provided on a centralized basis and not historically recorded at the business unit level by Madison Square Garden Sports Corp., such as expenses related to executive management, finance, legal, human resources, government affairs, information technology, and venue operations, among others. As part of the Entertainment Distribution, certain corporate and operational support functions were transferred to the Company and therefore, charges were reflected in order to properly burden all business units comprising Madison Square Garden Sports Corp.’s historical operations. These expenses have been allocated to Madison Square Garden Sports Corp. on the basis of direct usage when identifiable, with the remainder allocated on a pro-rata basis of combined revenues, headcount or other measures of the Company or Madison Square Garden Sports Corp., which are recorded as a reduction of either direct operating expenses or selling, general and administrative expense. In addition, certain of the Company’s contracts with its customers for suite license, sponsorship and venue signage arrangements contain performance obligations that are fulfilled by both the Company and Madison Square Garden Sports Corp. Revenue sharing expenses attributable to Madison Square Garden Sports Corp. have primarily been recorded on the basis of specific identification where possible, with the remainder allocated proportionately as a component of direct operating expenses within the combined statements of operations. See Note 3 to the Company’s audited combined financial statements and notes thereto for the year ended June 30, 2019 included in the Company’s Information Statement, dated April 6, 2020 (the “Information Statement”), filed as Exhibit 99.1 to the Company’s Current Report on Form 8-K filed on April 7, 2020 for more information regarding the Company’s policy for recognition of suites, sponsorship and venue signage revenues.
Management believes the assumptions underlying the combined financial statements, including the assumptions regarding allocating general corporate expenses, are reasonable. Nevertheless, the combined financial statements may not include all of the actual expenses that would have been incurred by the Company and may not reflect its combined results of operations, financial position and cash flows had it been a stand-alone company during the periods presented. Actual costs that would have been incurred if the Company had been a stand-alone company would depend on multiple factors, including organizational structure and strategic decisions made in various areas, including information technology and infrastructure. The Company is unable to quantify the amounts that it would have recorded during the historical periods on a stand-alone basis as it is not practicable to do so. See Note 17 for more information regarding allocations of certain costs from the Company to Madison Square Garden Sports Corp.
Madison Square Garden Sports Corp. uses a centralized approach to cash management and financing of operations. Cash is managed centrally with net earnings reinvested and working capital requirements met from existing liquid funds. The Company and Madison Square Garden Sports Corp.’s cash was available for use and was regularly “swept” historically. Most of the cash and cash equivalents held at the corporate level by Madison Square Garden Sports Corp. were attributed to the Company for each of the periods presented, as such, cash was held in accounts legally owned by the Company. Therefore, such amounts were attributed to the combined balance sheets for each period presented. Transfers of cash both to and from Madison Square Garden

MADISON SQUARE GARDEN ENTERTAINMENT CORP.
NOTES TO COMBINED FINANCIAL STATEMENTS (UNAUDITED)
(Continued)

Sports Corp. are included as components of the Madison Square Garden Sports Corp. investment in the accompanying combined statements of divisional equity and redeemable noncontrolling interests.
Madison Square Garden Sports Corp.’s net investment in the Company has been presented as a component of divisional equity in the combined financial statements. Distributions made by Madison Square Garden Sports Corp. to the Company or to Madison Square Garden Sports Corp. from the Company are recorded as transfers to and from Madison Square Garden Sports Corp., and the net amount is presented on the combined statements of cash flows as “Net transfers to/from Madison Square Garden Sports Corp. and Madison Square Garden Sports Corp.’s subsidiaries.”
Unaudited Interim Financial Statements
The accompanying interim combined financial statements have been prepared in accordance with GAAP for interim financial information and the instruction of Rule 10-01 of Regulation S-X, and should be read in conjunction with the Company’s audited combined financial statements and notes thereto for the year ended June 30, 2019 included in the Company’s Information Statement. The combined financial statements as of March 31, 2020 and for the three and nine months ended March 31, 2020 and 2019 presented herein are unaudited; however, in the opinion of management, the financial statements reflect all adjustments, consisting solely of normal recurring adjustments, necessary for a fair presentation of the results for the interim periods presented. The results of operations for the periods presented are not necessarily indicative of the results that might be expected for future interim periods or for the full year. The Company’s dependence on revenues from the Christmas Spectacular generally means it earns a disproportionate share of its revenues in the second quarter of the its fiscal year.
Impact of COVID-19
The Company’s operations and operating results have been, and continue to be, materially impacted by the COVID-19 pandemic and actions taken in response by the government and certain professional sports leagues. As of the date of this Quarterly Report on Form 10-Q, virtually all of the Company’s business operations have been suspended and it is not clear when those operations will resume. As a result of government mandated assembly limitations and closures, no events are currently permitted to be held at The Garden, Hulu Theater at Madison Square Garden, Radio City Music Hall, the Beacon Theatre or The Chicago Theatre, and virtually all events at our venues are postponed or cancelled through June. The 2020 Boston Calling music festival, which had been slated for Memorial Day weekend, has also been cancelled. Additionally, public officials have imposed mandates limiting restaurants and bars to only take-out and delivery service and requiring that nightlife venues close in the cities in which Tao Group Hospitality operates. As a result, virtually all Tao Group Hospitality venues in and outside the United States are closed, which has resulted in the business being materially impacted.
Additionally, as a result of operating disruptions due to COVID-19, the Company’s projected cash flows were directly impacted. This disruption along with the deteriorating macroeconomic conditions and industry/market considerations, were considered a “triggering event” for the Tao Group Hospitality reporting unit, which required the Company to assess the carrying value of Tao Group Hospitality’s intangible assets, long-lived assets and goodwill, in that order in accordance with ASC Subtopic 350-30, for impairment. Based on this evaluation, the Company recorded a non-cash goodwill impairment charge of $80,698 during the three and nine months ended March 31, 2020 associated with one venue within the Tao Group Hospitality reporting unit. In addition, during the three and nine months ended March 31, 2020, the Company recorded non-cash impairment charges associated with one venue within Tao Group Hospitality of $11,573, $6,399 and $3,541, for right-of-use assets, property and equipment assets, and a tradename, respectively. Due to the COVID-19-related shutdown of its venues, TAO Group Hospitality began a review of its lease contracts and could decide to close certain venues (which may later reopen elsewhere) if the landlords are unwilling to make appropriate concessions, which could result in additional charges related to the venue’s long-lived assets.
There was no triggering event identified by the Company for the Entertainment reporting unit as of March 31, 2020. However, the duration and impact of the COVID-19 pandemic may result in additional future impairment charges that management will evaluate as facts and circumstances evolve over time. Refer to Note 9 for further detail.
Note 2. Accounting Policies
Principles of Combination
The combined financial statements of the Company include assets and liabilities that have been determined to be specifically identifiable or otherwise attributable to the Company. All intracompany accounts within the Company’s combined businesses have been eliminated. All significant intercompany transactions and balances between the Company and Madison Square

MADISON SQUARE GARDEN ENTERTAINMENT CORP.
NOTES TO COMBINED FINANCIAL STATEMENTS (UNAUDITED)
(Continued)

Garden Sports Corp. have been included in these combined financial statements as components of Madison Square Garden Sports Corp. Investment. Expenses related to corporate allocations from the Company to Madison Square Garden Sports Corp. prior to the Entertainment Distribution are considered to be effectively settled in the combined financial statements at the time the transaction is recorded, with the offset recorded against the Madison Square Garden Sports Corp. investment.
In addition, the combined financial statements of the Company include accounts from Tao Group Hospitality and BCE, in which the Company has controlling voting interests. The Company’s consolidation criteria is based on authoritative accounting guidance for voting interest, controlling interest or variable interest entities. Tao Group Hospitality and BCE are consolidated with the equity owned by other stockholders shown as redeemable or nonredeemable noncontrolling interests in the accompanying combined balance sheets, and the other stockholders’ portion of net earnings (loss) and other comprehensive income (loss) shown as net income (loss) or comprehensive income (loss) attributable to redeemable or nonredeemable noncontrolling interests in the accompanying combined statements of operations and combined statements of comprehensive income (loss), respectively. See Note 2 to the Company’s audited combined financial statements and notes thereto for the year ended June 30, 2019 included in the Company’s Information Statement for more information regarding the classification of redeemable noncontrolling interests of Tao Group Hospitality.
Tao Group Hospitality’s results are reported on a three-month lag basis and Tao Group Hospitality reports on a fiscal year reflecting the retail calendar that ends on the last Sunday of the calendar year (containing 4-4-5 week calendar quarters). Accordingly, the Company’s results for the three months ended March 31, 2020 and 2019 include Tao Group Hospitality’s operating results from September 30, 2019 to December 29, 2019 and from October 1, 2018 to December 30, 2018, respectively, and the Company’s result for the nine months ended March 31, 2020 and 2019 include Tao Group Hospitality’s operating results from April 1, 2019 to December 29, 2019 and from April 2, 2018 to December 30, 2018, respectively. With the exception of the balances and activities pertaining to Tao Group Hospitality’s credit agreements entered into in May 2019, which are recorded as of March 31, 2020 and June 30, 2019 and for the period ended March 31, 2020, as well as cash distributions, impairment charges, and change in ownership as discussed below, all disclosures related to Tao Group Hospitality’s financial position are reported as of December 29, 2019 and March 31, 2019, as applicable. See Note 7, 8 and 9 for further discussion of the impairment charges recorded for three and nine months ended March 31, 2020. See Note 12 for further discussion of Tao Group Hospitality’s credit agreements.
On January 22, 2020, the Company acquired an additional 15% of common equity interest in Tao Group Hospitality from its noncontrolling interest holders through an issuance of 102 shares of Madison Square Garden Sports Corp. Class A Common Stock. The Company now owns 77.5% of common equity interest in Tao Group Hospitality. In connection with the acquisition of the additional 15% of common equity interest in Tao Group Hospitality, the Company recorded a decrease of $37,715 in the carrying value of the redeemable noncontrolling interests and an offset of the same amount in the Madison Square Garden Sports Corp. investment in the accompanying combined statements of divisional equity and redeemable noncontrolling interests.
Use of Estimates
The preparation of the accompanying combined financial statements in conformity with GAAP requires management to make estimates and assumptions about future events. These estimates and the underlying assumptions affect the amount of assets and liabilities reported, disclosures about contingent assets and liabilities, and reported amounts of revenues and expenses. Such estimates include the valuation of accounts receivable, investments, goodwill, intangible assets, other long-lived assets, tax accruals and other liabilities. In addition, estimates are used in revenue recognition, income tax, performance and share-based compensation, depreciation and amortization, litigation matters and other matters, as well as in the valuation of contingent consideration and noncontrolling interests resulting from business combination transactions. Management believes its use of estimates in the financial statements to be reasonable.
Management evaluates its estimates on an ongoing basis using historical experience and other factors, including the general economic environment and actions it may take in the future. The Company adjusts such estimates when facts and circumstances dictate. However, these estimates may involve significant uncertainties and judgments and cannot be determined with precision. In addition, these estimates are based on management’s best judgment at a point in time and, as such, these estimates may ultimately differ from actual results. Changes in estimates resulting from weakness in the economic environment or other factors beyond the Company’s control could be material and would be reflected in the Company’s financial statements in future periods.

MADISON SQUARE GARDEN ENTERTAINMENT CORP.
NOTES TO COMBINED FINANCIAL STATEMENTS (UNAUDITED)
(Continued)

Summary of Significant Accounting Policies
The following is an update to the Company’s Summary of Significant Accounting Policies disclosed in the Company’s audited combined financial statements and notes thereto for the year ended June 30, 2019 included in the Company’s Information Statement:
Earnings (Loss) Per Common Share
Basic earnings (loss) per common share (“EPS”) is based upon net income (loss) available to common stockholders divided by the weighted-average number of common shares outstanding during the period. On the Entertainment Distribution Date, 23,992 common shares of the Company were distributed to Madison Square Garden Sports Corp. stockholders as of the Record Date and were outstanding as of April 17, 2020. This share amount is being utilized for the calculation of basic earnings (loss) per share for both the three and nine months ended March 31, 2020 and 2019 because the Company was a wholly-owned subsidiary of Madison Square Garden Sports Corp. prior to the Entertainment Distribution Date. In addition, the computation of diluted earnings per share equals the basic earnings (loss) per common share calculation since there was no stock trading information available to compute dilutive effect of shares issuable under share-based compensation plans needed under the treasury method in accordance with ASC Topic 260, Earnings Per Share.
Recently Issued Accounting Pronouncements
Recently Adopted Accounting Pronouncements
In February 2016, the FASB issued Accounting Standards Update (“ASU”) No. 2016-02, Leases (Topic 842), which supersedes existing guidance on accounting for leases in ASC Topic 840, Leases. ASU No. 2016-02, among other things, requires (i) lessees to account for leases as either finance leases or operating leases and generally requires all leases to be recorded on the balance sheet, including those leases classified as operating leases under previous accounting guidance, through the recognition of right-of-use assets and corresponding lease liabilities, and (ii) extensive qualitative and quantitative disclosures about leasing activities. The accounting applied by a lessor is largely unchanged from that applied under previous accounting guidance. In January 2018, the FASB issued ASU No. 2018-01, Leases (Topic 842) - Land Easement Practical Expedient for Transition to Topic 842, which provides a lessee or lessor the option to not assess at transition whether existing land easements, not currently accounted for as leases under the current lease guidance, should be treated as leases under the new standard. In July 2018, the FASB issued ASU No. 2018-10, Codification Improvements to Topic 842, Leases and ASU No. 2018-11, Leases (Topic 842) Targeted improvements, which provides an additional (and optional) transition method whereby the new lease standard is applied at the adoption date and recognized as an adjustment to retained earnings.
The Company adopted ASU No. 2016-02 on July 1, 2019 and elected to apply the standard as of the beginning of the first quarter of fiscal year 2020 under the modified-retrospective transition approach. In connection with the adoption of this standard, the Company applied the package of practical expedients intended to ease transition for existing leases by not requiring the Company to reassess (i) its initial lease classification conclusions for existing or expired leases, (ii) whether an existing or expired contract is a lease or contains an embedded lease, and (iii) the capitalization of initial direct costs for existing or expired leases. In addition, the Company elected not to use “hindsight” in accordance with ASC Subtopic 842-10-65-1-(g) in assessing lease terms and impairment of right-of-use (“ROU”) assets for existing or expired leases under the new standard.
Upon adoption of this standard, the Company recorded initial (i) operating lease ROU assets of $259,840, (ii) current operating lease liabilities of $50,996, and (iii) long-term operating lease liabilities of $206,418. The Company did not record any adjustment to retained earnings. As of July 1, 2019, there were no material finance leases for which the Company was a lessee. See Note 8 for further details on disclosure required under ASC Topic 842.
In January 2017, the FASB issued ASU No. 2017-04, Intangibles — Goodwill and Other (Topic 350): Simplifying the Accounting for Goodwill Impairment. ASU No. 2017-04 removes Step 2 of the goodwill impairment test, which requires a hypothetical purchase price allocation. A goodwill impairment will now be the amount by which a reporting unit’s carrying value exceeds its fair value, not to exceed the carrying amount of goodwill. The Company adopted this standard in the third quarter of fiscal year 2020 and applied it prospectively, beginning with the interim goodwill impairment test performed during the quarter ended March 31, 2020. See Note 9 for further details.

MADISON SQUARE GARDEN ENTERTAINMENT CORP.
NOTES TO COMBINED FINANCIAL STATEMENTS (UNAUDITED)
(Continued)

Recently Issued Accounting Pronouncements Not Yet Adopted
In June 2016, the FASB issued ASU No. 2016-13, Financial Instruments — Credit Losses. ASU No. 2016-13 replaces the incurred loss impairment methodology in current GAAP with a methodology that will require the reflection of expected credit losses and will also require consideration of a broader range of reasonable and supportable information to determine credit loss estimates. In May 2019, the FASB issued ASU No. 2019-05, Targeted Transition Relief, which amends ASC Topic 326 to provide an option to irrevocably elect to measure certain individual financial assets at fair value instead of amortized cost. In November 2019, FASB issued ASU No. 2019-11 to provide clarification guidance in a number of areas, including: (i) expected recoveries for purchased financial assets with credit deterioration, (ii) transition relief for troubled debt restructuring, (iii) disclosures related to accrued interest receivables, and (iv) financial assets secured by collateral maintenance provisions. For most financial instruments, the standard will require the use of a forward-looking expected loss model rather than the incurred loss model for recognizing credit losses, which will generally result in the earlier recognition of credit losses on financial instruments. In February 2020, the FASB issued ASU No. 2020-02, Financial Instruments — Credit Losses and Leases, which includes amendments pursuant to SEC Staff Accounting Bulletin No. 119. This standard will be effective for the Company beginning in the first quarter of fiscal year 2021, with early adoption permitted. The Company is currently evaluating the impact this standard will have on its combined financial statements.
In August 2018, the FASB issued ASU No. 2018-13, Fair Value Measurement (Topic 820): Disclosure Framework — Changes to the Disclosure Requirements for Fair Value Measurement as part of the FASB’s broader disclosure framework project. ASU No. 2018-13 removes, modifies and adds certain disclosures providing greater focus on requirements that clearly communicate the most important information to the users of the financial statements with respect to fair value measurements. The standard is effective for the Company beginning in the first quarter of fiscal year 2021, with early adoption permitted. Most of the disclosure requirements in ASU No. 2018-13 would need to be applied on a retrospective basis except for the guidance related to (i) unrealized gains and loss included in other comprehensive income, (ii) disclosure related to range and weighted average Level 3 unobservable inputs and (iii) narrative disclosure requirements on measurement uncertainty, which are required to be applied on a prospective basis. The adoption of this standard is not expected to have a material impact on the Company’s combined financial statements.
In August 2018, the FASB issued ASU No. 2018-14, Compensation-Retirement Benefits-Defined Benefit Plans — General (Subtopic 715-20): Disclosure Framework-Changes to the Disclosure Requirements for Defined Benefit Plans. ASU No. 2018-14 removes certain disclosures that are not considered cost beneficial, clarifies certain required disclosures and adds additional disclosures. The standard will be effective for the Company in the fourth quarter of fiscal year 2021, with early adoption permitted. The amendments in ASU No. 2018-14 are required to be applied retrospectively. The Company is currently evaluating the impact this standard will have on its combined financial statements.
In August 2018, the FASB issued ASU No. 2018-15, Intangibles — Goodwill and Other-Internal-Use Software (Subtopic 350-40): Customer’s Accounting for Implementation Costs Incurred in a Cloud Computing Arrangement That is a Service Contract. ASU No. 2018-15 aligns the requirements for capitalizing implementation costs incurred in a hosting arrangement that is a service contract with the requirements for capitalizing implementation costs incurred to develop or obtain internal-use software. The guidance also specifies that the balance sheet, income statement, and statement of cash flows presentation of capitalized implementation costs and the related amortization should align with the presentation of the hosting (service) element of the arrangement. The standard is effective for the Company in the first quarter of fiscal year 2021, with early adoption permitted. Entities have the option to apply the guidance prospectively to all implementation costs incurred after the date of adoption or retrospectively. The adoption of this standard is not expected to have a material impact on the Company’s combined financial statements.
In November 2018, the FASB issued ASU No. 2018-17, Targeted Improvements to Related Party Guidance for Variable Interest Entities. ASU No. 2018-17 amends the variable interest entities (“VIE”) guidance to align the evaluation of a decision maker’s or service provider’s fee in assessing a variable interest with the guidance in the primary beneficiary test. Specifically, indirect interests held by a related party that is under common control will now be considered on a proportionate basis, rather than in their entirety, when assessing whether the fee qualifies as a variable interest. The proportionate basis approach is consistent with the treatment of indirect interests held by a related party under common control when evaluating the primary beneficiary of a VIE. This effectively means that when a decision maker or service provider has an interest in a related party, regardless of whether they are under common control, it will consider that related party’s interest in a VIE on a proportionate basis throughout the VIE model, for both the assessment of a variable interest and the determination of a primary beneficiary.

MADISON SQUARE GARDEN ENTERTAINMENT CORP.
NOTES TO COMBINED FINANCIAL STATEMENTS (UNAUDITED)
(Continued)

The standard will be effective for the Company in the first quarter of fiscal year 2021, with early adoption permitted. The amendments in ASU No. 2018-17 are required to be applied retrospectively. The adoption of this standard is not expected to have a material impact on the Company’s combined financial statements.
In November 2018, the FASB issued ASU No. 2018-18, Collaborative Arrangements (Topic 808): Clarifying the Interaction between Topic 808 and Topic 606. ASU No. 2018-18 clarifies that certain transactions between participants in a collaborative arrangement should be accounted for under ASC Topic 606 when the counterparty is a customer. In addition, ASU No. 2018-18 precludes an entity from presenting consideration from a transaction in a collaborative arrangement as revenue from contracts with customers if the counterparty is not a customer for that transaction. The standard will be effective for the Company in the first quarter of fiscal year 2021, with early adoption permitted. The amendments in ASU No. 2018-18 are required to be applied retrospectively to the date when the Company initially adopted ASC Topic 606. The Company is currently evaluating the impact this standard will have on its combined financial statements.
In April 2019, the FASB issued ASU No. 2019-04, Codification Improvements to Topic 326, Financial Instruments — Credit Losses, Topic 815, Derivatives and Hedging, and Topic 825 — Financial Instruments. This ASU provides narrow-scope amendments to help apply these recent standards. The transition requirements and effective date of this ASU will be effective for the Company in the first quarter of fiscal year 2021 with early adoption permitted for certain amendments. The Company is currently evaluating the impact this standard will have on its combined financial statements.
In November 2019, the FASB issued ASU No. 2019-08, Compensation — Stock Compensation (Topic 718) and Revenue from Contracts with Customers (Topic 606): Codification Improvements — Share-Based Consideration Payable to a Customer. This ASU requires that share-based payment awards issued to a customer in connection with a revenue arrangement be recorded as a reduction of the transaction price in revenue. The amount recorded as a reduction of the transaction price is measured using the grant-date fair value of the award and is classified in accordance with ASC Topic 718. Changes in the measurement of the share-based payments after the grant date that are due to the form of the consideration are not included in the transaction price and are recorded elsewhere in the statement of operations. The award is measured and classified under ASC Topic 718 for its entire life, unless the award is modified after it vests and the grantee is no longer a customer. The new guidance is effective for the Company in the first quarter of fiscal year 2021, with early adoption permitted. The adoption of this standard is not expected to have an impact on the Company’s combined financial statements.
In December 2019, the FASB issued ASU No. 2019-12, Income Taxes (Topic 740): Simplifying the Accounting for Income Taxes. This ASU eliminates certain exceptions to the general approach in ASC Topic 740 and includes methods of simplification to the existing guidance. The new guidance is effective for the Company in the first quarter of fiscal year 2022, with early adoption permitted. The Company is currently evaluating the impact this standard will have on its combined financial statements.
In January 2020, the FASB issued ASU No. 2020-01, Investments-Equity Securities (Topic 321), Investments - Equity Method and Joint Ventures (Topic 323), and Derivatives and Hedging (Topic 815): Clarifying the Interactions between Topic 321, Topic 323, and Topic 815. The amendments in this ASU clarify that an entity should consider observable transactions that require it to either apply or discontinue the equity method of accounting for the purposes of applying the measurement alternative in accordance with Topic 321 immediately before applying or upon discontinuing the equity method. In addition, the amendments clarify the accounting for certain forward contracts and purchased options accounted for under Topic 815. The new guidance is effective for the Company in the first quarter of fiscal year 2021, with early adoption permitted. The Company is currently evaluating the impact this standard will have on its combined financial statements.
In March 2020, the FASB issued ASU 2020-04, Reference Rate Reform (Topic 848): Facilitation of the Effects of Reference Rate Reform on Financial Reporting. This ASU provides temporary optional expedients and exceptions to the guidance on contract modifications and hedge accounting to ease the financial reporting burdens of the expected market transition from the London Interbank Offered Rate and other interbank offered rates to alternative reference rates. The new guidance was effective upon issuance, and the Company is allowed to elect to apply the amendments prospectively through December 31, 2022. The Company is currently evaluating the impact this standard will have on its combined financial statements.

MADISON SQUARE GARDEN ENTERTAINMENT CORP.
NOTES TO COMBINED FINANCIAL STATEMENTS (UNAUDITED)
(Continued)

Note 3. Assets Held for Sale
On March 24, 2020, the Company entered into a Membership Interest Purchase Agreement (the “MIPA”) with CAPSS LLC pursuant to which the Company agreed to sell the Forum in Inglewood to CAPSS LLC and settle related litigation for cash consideration in the amount of $400,000, subject to regulatory and other customary closing conditions. The transaction subsequently closed on May 1, 2020. As a result of the MIPA, the assets and liabilities of the Forum were classified as held for sale as of March 31, 2020 in accordance with ASC Subtopic 360-10-45-9. The Forum meets the definition of a business under SEC Regulation S-X Rule 11-01(d)-1 and FASB ASC Topic 805 — Business Combinations. This disposition does not represent a strategic shift with a major effect on the Company’s operations, and as such, has not been reflected as a discontinued operation under FASB ASC Subtopic 205-20 — Discontinued Operations. The Company believes the fair value less costs to sell for the assets held for sale exceeds their carrying amount; therefore, no adjustment to their carrying value was recorded for the three and nine months ended March 31, 2020.
The assets and liabilities of the Forum were classified in the combined balance sheet as assets and liabilities held for sale as of March 31, 2020 and consist of the following, by major class:

Prepaid expenses	$589
Other current assets	381
Property and equipment, net of accumulated depreciation and amortization	104,781
Indefinite-lived intangible assets	540
Goodwill	2,864
Assets held for sale	109,155

Accounts payable and accrued liabilities	18,444
Collections due to promoters	33,715
Deferred revenue	18,791
Other liabilities	1,861
Liabilities held for sale	72,811
Net assets held for sale	$36,344

Note 4. Revenue Recognition
Contracts with Customers
See Note 3 to the Company’s audited combined financial statements and notes thereto for the year ended June 30, 2019 included in the Company’s Information Statement for more information regarding the details of the Company’s revenue recognition. All revenue recognized in the combined statements of operations is considered to be revenue from contracts with customers. For the three and nine months ended March 31, 2020 and 2019, the Company did not have any material impairment losses on receivables or contract assets arising from contracts with customers.
Disaggregation of Revenue
The following table disaggregates the Company’s revenue by major source based upon the timing of transfer of goods or services to the customer for the three and nine months ended March 31, 2020 and 2019:

	Three Months Ended March 31,
	2020	2019
Event-related and entertainment dining and nightlife offerings (a)	$126,185	$159,606
Sponsorship, signage and suite licenses (b)	61,800	77,897
Other (c)	11,876	12,515
Total revenues from contracts with customers	$199,861	$250,018

MADISON SQUARE GARDEN ENTERTAINMENT CORP.
NOTES TO COMBINED FINANCIAL STATEMENTS (UNAUDITED)
(Continued)

	Nine Months Ended March 31,
	2020	2019
Event-related and entertainment dining and nightlife offerings (a)	$560,996	$597,551
Sponsorship, signage and suite licenses (b)	172,368	195,652
Other (c)	33,674	39,181
Total revenues from contracts with customers	$767,038	$832,384

_________________

(a)
Consists of (i) ticket sales and other ticket-related revenues, (ii) Tao Group Hospitality’s entertainment dining and nightlife offerings, (iii) venue license fees from third-party promoters, and (iv) food, beverage and merchandise sales. Event-related revenues and entertainment, dining and nightlife offerings are recognized at a point in time. As such, these revenues have been included in the same category in the table above.

(b)
See Note 3 to the Company’s audited combined financial statements and notes thereto for the year ended June 30, 2019 included in the Company’s Information Statement for further details on the pattern of recognition of sponsorship, signage and suite license revenues.

(c)
Primarily consists of (i) advertising commission revenue from MSG Networks Inc. (“MSG Networks”), and (ii) Tao Group Hospitality’s managed venue revenues. For the three and nine months ended March 31, 2020 and 2019, the Company’s other revenues also included revenues from Obscura Digital’s (“Obscura”) third-party production business, which the Company decided to wind down to focus on the development of MSG Sphere.

In addition to the disaggregation of the Company’s revenue by major source based upon the timing of transfer of goods or services to the customer disclosed above, the following table disaggregates the Company’s combined revenues by type of goods or services for the three and nine months ended March 31, 2020 and 2019:

	Three Months Ended March 31,
	2020	2019
Ticketing and venue license fee revenues (a)	$47,758	$66,768
Sponsorship and signage, suite, and advertising commission revenues	69,124	87,413
Revenues from entertainment dining and nightlife offerings (b)	69,103	74,140
Food, beverage and merchandise revenues	11,694	17,508
Other (c)	2,182	4,189
Total revenues from contracts with customers	$199,861	$250,018

	Nine Months Ended March 31,
	2020	2019
Ticketing and venue license fee revenues (a)	$308,874	$333,955
Sponsorship and signage, suite, and advertising commission revenues	192,081	217,644
Revenues from entertainment dining and nightlife offerings (b)	191,965	190,463
Food, beverage and merchandise revenues	62,339	68,255
Other (c)	11,779	22,067
Total revenues from contracts with customers	$767,038	$832,384
_________________

(a)
Amounts include ticket sales, including other ticket-related revenue, and venue license fees from the Company’s events such as (i) concerts, (ii) the presentation of the Christmas Spectacular, and (iii) other live entertainment and sporting events. In addition, the amount for the three and nine months ended March 31, 2019 included revenues from the booking agreement with the Wang Theatre, which expired in February 2019.

MADISON SQUARE GARDEN ENTERTAINMENT CORP.
NOTES TO COMBINED FINANCIAL STATEMENTS (UNAUDITED)
(Continued)

(b)	Primarily consist of revenues from (i) entertainment dining and nightlife offerings and (ii) venue management agreements.

(c)
Amounts include revenues from Obscura’s third-party production business, which decreased significantly for the three and nine months ended March 31, 2020 as compared to the prior year period due to the Company’s decision to wind down Obscura’s third-party production business to focus those resources on the MSG Sphere development.

Contract Balances
The timing of revenue recognition, billings and cash collections results in billed receivables, contract assets and contract liabilities on the combined balance sheets. The following table provides information about contract balances from the Company’s contracts with customers as of March 31, 2020 and June 30, 2019.

	March 31,	June 30,
	2020	2019
Receivables from contracts with customers, net (a)	$105,222	$81,170
Contract assets, current (b)	8,164	6,873
Deferred revenue, including non-current portion (c)	212,766	197,047
_________________

(a)
Receivables from contracts with customers, which are reported in Accounts receivable, net and Net related party receivables in the Company’s combined balance sheets, represent the Company’s unconditional rights to consideration under its contracts with customers. As of March 31, 2020 and June 30, 2019, the Company’s receivables from contracts with customers above included $10 and $126, respectively, related to various related parties. See Note 17 for further details on related party arrangements.

(b)
Contract assets, which are reported as Other current assets in the Company’s combined balance sheets, primarily relate to the Company’s rights to consideration for goods or services transferred to customers, for which the Company does not have an unconditional right to bill as of the reporting date. Contract assets are transferred to accounts receivable once the Company’s right to consideration becomes unconditional.

(c)
Deferred revenue primarily relates to the Company’s receipt of consideration from customers in advance of the Company’s transfer of goods or services to those customers. Deferred revenue is reduced and the related revenue is recognized once the underlying goods or services are transferred to a customer. Revenue recognized for the nine months ended March 31, 2020 relating to the deferred revenue balance as of June 30, 2019 was $163,118.

Transaction Price Allocated to the Remaining Performance Obligations
The following table depicts the estimated revenue expected to be recognized in the future related to performance obligations that are unsatisfied (or partially unsatisfied) as of March 31, 2020. This primarily relates to performance obligations under sponsorship and suite license arrangements. In developing the estimated revenue, the Company applies the allowable practical expedient and does not disclose information about remaining performance obligations that have original expected durations of one year or less.

Fiscal Year 2020 (remainder)	$21,317
Fiscal Year 2021	207,045
Fiscal Year 2022	141,696
Fiscal Year 2023	85,300
Fiscal Year 2024	59,141
Thereafter	127,529
$642,028

MADISON SQUARE GARDEN ENTERTAINMENT CORP.
NOTES TO COMBINED FINANCIAL STATEMENTS (UNAUDITED)
(Continued)

Note 5. Cash, Cash Equivalents and Restricted Cash
The following table provides a summary of the amounts recorded as cash, cash equivalents and restricted cash.

	As of
	March 31, 2020	June 30, 2019	March 31, 2019	June 30, 2018
Captions on the combined balance sheets:
Cash and cash equivalents	$1,003,893	$1,082,055	$1,151,428	$1,225,645
Restricted cash (a)	17,955	10,010	8,061	6,711
Cash, cash equivalents and restricted cash on the combined statements of cash flows	$1,021,848	$1,092,065	$1,159,489	$1,232,356
_________________

(a)
See Note 2 to the Company’s audited combined financial statements and notes thereto for the year ended June 30, 2019 included in the Company’s Information Statement for more information regarding the nature of restricted cash.

Note 6. Investments and Loans to Nonconsolidated Affiliates
The Company’s investments and loans to nonconsolidated affiliates which are accounted for under the equity method of accounting and equity investments without readily determinable fair values in accordance with ASC Topic 323, Investments - Equity Method and Joint Ventures and ASC Topic 321, Investments - Equity Securities, respectively, consisted of the following:

	Ownership Percentage	Investment	Loan	Total
March 31, 2020
Equity method investments:
SACO Technologies Inc. (“SACO”)	30%	$40,656	$—	$40,656
Others		8,007	—	8,007
Equity investments without readily determinable fair values (a)		13,335	—	13,335
Total investments and loans to nonconsolidated affiliates		$61,998	$—	$61,998

June 30, 2019
Equity method investments:
SACO	30%	$44,321	$—	$44,321
Tribeca Enterprises LLC (“Tribeca Enterprises”) (b)	50%	—	18,000	18,000
Others		8,372	—	8,372
Equity investments without readily determinable fair values (a)		13,867	—	13,867
Total investments and loans to nonconsolidated affiliates		$66,560	$18,000	$84,560
_________________

(a)
In accordance with the ASC Topic 321, Investments - Equity Securities, the Company applies the measurement alternative to its equity investments without readily determinable fair values. The Company recorded an impairment charge of $533 for the nine months ended March 31, 2020. See Note 5 to the Company’s audited combined financial statements and notes thereto for the year ended June 30, 2019 included in the Company’s Information Statement for more information regarding the application of the measurement alternative.

(b)
On August 5, 2019, immediately prior to the sale of the Company’s equity capital in Tribeca Enterprises for $18,000, the Company contributed the $18,000 of indebtedness under the Company’s revolving credit facility to the Company’s equity capital in Tribeca Enterprises.

MADISON SQUARE GARDEN ENTERTAINMENT CORP.
NOTES TO COMBINED FINANCIAL STATEMENTS (UNAUDITED)
(Continued)

Equity Investment with Readily Determinable Fair Value
In addition to the investments discussed above, the Company holds an investment of 3,208 shares of the common stock of Townsquare Media, Inc. (“Townsquare”). Townsquare is a media, entertainment and digital marketing solutions company that is listed on the New York Stock Exchange (“NYSE”) under the symbol “TSQ.” In accordance with ASC Topic 321, Investments — Equity Securities, this investment is measured at readily determinable fair value and is reported under Other assets in the accompanying combined balance sheets as of March 31, 2020 and June 30, 2019. See Note 11 for more information on the fair value of the investment in Townsquare.
Note 7. Property and Equipment
As of March 31, 2020 and June 30, 2019, property and equipment consisted of the following assets:

	March 31, 2020 (a)	June 30, 2019
Land	$141,931	$167,405
Buildings	992,496	1,091,851
Equipment	329,696	318,301
Aircraft	38,090	38,090
Furniture and fixtures	42,034	53,242
Leasehold improvements	183,033	180,111
Construction in progress	574,876	232,390
	2,302,156	2,081,390
Less accumulated depreciation and amortization(b)	(761,370)	(732,268)
	$1,540,786	$1,349,122

_________________

(a)
In connection with the execution of the MIPA on March 24, 2020, pursuant to which the Company agreed to sell the Forum in Inglewood to CAPSS LLC (see Note 3), the Company reclassified $104,781 of property and equipment, net of accumulated depreciation and amortization of $47,609 to assets held for sale. The reclassification substantially consisted of buildings and, to a lesser extent, land.

(b)
During the three and nine months ended March 31, 2020, the Company recorded a non-cash impairment charge of $6,399 for long-lived assets associated with one venue within Tao Group Hospitality. See Note 1 for further details.

The increase in Construction in progress is primarily associated with the development and construction of MSG Spheres in Las Vegas and London. The property and equipment balances above include $76,953 and $32,238 of capital expenditure accruals as of March 31, 2020 and June 30, 2019, respectively, which are reflected in “Other accrued liabilities” in the accompanying combined balance sheets.
Depreciation and amortization expense on property and equipment was $23,187 and $23,617 for the three months ended March 31, 2020 and 2019, respectively. Depreciation and amortization expense on property and equipment was $69,240 and $72,155 for the nine months ended March 31, 2020 and 2019, respectively.

MADISON SQUARE GARDEN ENTERTAINMENT CORP.
NOTES TO COMBINED FINANCIAL STATEMENTS (UNAUDITED)
(Continued)

Note 8. Leases

The Company’s leases primarily consist of certain live-performance venues, entertainment dining and nightlife venues, corporate office space, storage and, to a lesser extent, office and other equipment. The Company determines whether an arrangement contains a lease at the inception of the arrangement. If a lease is determined to exist, the lease term is assessed based on the date when the underlying asset is made available by the lessor for the Company’s use. The Company’s assessment of the lease term reflects the non-cancellable term of the lease, inclusive of any rent-free periods and/or periods covered by early-termination options which the Company is reasonably certain not to exercise, as well as periods covered by renewal options which the Company is reasonably certain to exercise. The Company also determines lease classification as either operating or finance at lease commencement, which governs the pattern of expense recognition and the presentation reflected in the combined statements of operations and combined statements of cash flows over the lease term.
For leases with a term exceeding 12 months, a lease liability is recorded on the Company’s combined balance sheet at lease commencement reflecting the present value of the fixed minimum payment obligations over the lease term. A corresponding ROU asset equal to the initial lease liability is also recorded, adjusted for any prepaid rent and/or initial direct costs incurred in connection with execution of the lease and reduced by any lease incentives received.
The Company includes fixed payment obligations related to non-lease components in the measurement of ROU assets and lease liabilities, as the Company has elected to account for lease and non-lease components together as a single lease component. ROU assets associated with finance leases are presented separate from ROU assets associated with operating leases and are included within Property and equipment, net on the Company’s combined balance sheet. For purposes of measuring the present value of the Company’s fixed payment obligations for a given lease, the Company uses its incremental borrowing rate, determined based on information available at lease commencement, as rates implicit in the underlying leasing arrangements are typically not readily determinable. The Company’s incremental borrowing rate reflects the rate it would pay to borrow on a secured basis and incorporates the term and economic environment surrounding the associated lease.
For operating leases, fixed lease payments are recognized as lease expense on a straight-line basis over the lease term. For finance leases, the initial ROU asset is depreciated on a straight-line basis over the lease term, along with recognition of interest expense associated with accretion of the lease liability, which is ultimately reduced by the related fixed payments. For leases with a term of 12 months or less (“short-term leases”), any fixed lease payments are recognized on a straight-line basis over the lease term and are not recognized on the combined balance sheet. Variable lease costs for both operating and finance leases, if any, are recognized as incurred and such costs are excluded from lease balances recorded on the combined balance sheet. In addition, the Company excluded its ground lease with Las Vegas Sands Corp. (“Sands”) associated with MSG Sphere in Las Vegas from the ROU asset and lease liability balance recorded on the combined balance sheet as the ground lease will have no fixed rent. Under the ground lease agreement, Sands will receive priority access to purchase tickets to events at the venue for inclusion in hotel packages or other uses, as well as certain rent-free use of the venue to support its Expo Center business. However, if certain return objectives are achieved, Sands will receive 25% of the after-tax cash flow in excess of such objectives. The ground lease is for a term of 50 years, commencing upon substantial completion of the MSG Sphere.
As of March 31, 2020, the Company’s existing operating leases, which are recorded on the accompanying financial statements, have remaining lease terms ranging from 9 months to 18.5 years. In certain instances, leases include options to renew, with varying option terms in each case. The exercise of lease renewal options is generally at the Company’s discretion and is considered in the Company’s assessment of the respective lease term. The Company’s lease agreements do not contain material residual value guarantees or material restrictive covenants.

MADISON SQUARE GARDEN ENTERTAINMENT CORP.
NOTES TO COMBINED FINANCIAL STATEMENTS (UNAUDITED)
(Continued)

The following table summarizes the ROU assets and lease liabilities recorded on the Company’s combined balance sheet as of March 31, 2020:

	Line Item in the Company’s Combined Balance Sheet
Right-of-use assets:
Operating leases	Right-of-use lease assets	$234,760
Lease liabilities:
Operating leases, current	Operating lease liabilities, current	$54,506
Operating leases, noncurrent	Operating lease liabilities, noncurrent	191,762
Total lease liabilities		$246,268

The following table summarizes the activity recorded within the Company’s combined statement of operations for the nine months ended March 31, 2020:

	Line Item in the Company’s Combined Statement of Operations	Three Months Ended March 31, 2020	Nine Months Ended March 31, 2020
Operating lease cost	Direct operating expenses	$8,090	$24,397
Operating lease cost	Selling, general and administrative expenses	5,348	15,066
Short-term lease cost	Direct operating expenses	—	348
Variable lease cost	Direct operating expenses	830	3,287
Variable lease cost	Selling, general and administrative expenses	14	40
Total lease cost		$14,282	$43,138

Supplemental Information
For the nine months ended March 31, 2020, cash paid for amounts included in the measurement of lease liabilities was $40,807. For the nine months ended March 31, 2020, the Company had two ROU assets of $15,759 obtained in exchange for new operating lease liabilities.
During the three months ended March 31, 2020, a non-cash impairment charge of $11,573 was recorded for the right-of-use lease assets associated with one venue of Tao Group Hospitality. See Note 1 for further details.
The weighted average remaining lease term for operating leases recorded on the accompanying combined balance sheet as of March 31, 2020 was 6.2 years. The weighted average discount rate was 9.46% as of March 31, 2020 and represented the Company’s estimated incremental borrowing rate, assuming a secured borrowing, based on the remaining lease term at the time of either (i) adoption of the standard or (ii) the period in which the lease term expectation was modified.
Maturities of operating lease liabilities as of March 31, 2020 are as follows:

Fiscal Year 2020 (remainder)	$15,587
Fiscal Year 2021	58,204
Fiscal Year 2022	59,101
Fiscal Year 2023	54,872
Fiscal Year 2024	39,735
Thereafter	126,222
Total lease payments	353,721
Less imputed interest	107,453
Total lease liabilities (a)	$246,268

MADISON SQUARE GARDEN ENTERTAINMENT CORP.
NOTES TO COMBINED FINANCIAL STATEMENTS (UNAUDITED)
(Continued)

________________

(a)	Operating lease payments exclude minimum lease payments related to a location associated with the entertainment dining and nightlife offerings as the Company has not yet taken possession of the space.
Note 9. Goodwill and Intangible Assets
The carrying amount and activity of goodwill as of June 30, 2019 through March 31, 2020 are as follows:

Balance as of June 30, 2019	$165,558
Allocation to the assets held for sale(a)	(2,864)
Goodwill impairment(b)	(80,698)
Balance as of March 31,2020	$81,996
_________________

(a)
In connection with the execution of the MIPA on March 24, 2020, pursuant to which the Company agreed to sell the Forum in Inglewood to CAPSS LLC (see Note 3), the Company allocated $2,864 of goodwill associated with the Forum to assets held for sale in accordance with FASB ASC Topic 350, Intangibles - Goodwill and Other, ASC subtopics 350-20-40-1 to 350-20-40-7. The allocation of goodwill to the Forum was based on the fair value of the Forum compared to the fair value of the Company’s reporting unit. The fair value of the Company’s reporting unit and the Forum were based on unobservable inputs classified within Level III of the fair value hierarchy, primarily from utilizing the discounted cash flow model, which is an income-based approach.

(b)
During the first quarter of fiscal year 2020, the Company performed its annual impairment test of goodwill and determined that there were no impairments of goodwill identified for any of its reporting units as of the impairment test date. During the third quarter of fiscal year 2020, the Company’s operating results have been, and continue to be, materially impacted by the COVID-19 pandemic (see Note 1 “Impact of COVID-19”). While the Company concluded that the effects of COVID-19 would not more likely than not reduce the fair value of its Entertainment reporting unit below its carrying amount, the Company concluded that a triggering event had occurred for its Tao Group Hospitality reporting unit as of March 31, 2020 and performed an interim impairment test. For the interim impairment test, the Company estimated the fair value of the Tao Group Hospitality reporting unit based on a discounted cash flow model (income approach). This approach relied on numerous assumptions and judgments that were subject to various risks and uncertainties. Principal assumptions utilized, all of which are considered Level III inputs under the fair value hierarchy, include the Company’s estimates of future revenue and terminal growth rates, margin assumptions and the discount rate applied to estimate future cash flows. As a result of the interim impairment test, the Company recorded a non-cash goodwill impairment charge of $80,698 for the three and nine months ended March 31, 2020.

The carrying amount and activity of indefinite-lived intangible assets as of June 30, 2019 through March 31, 2020 are as follows:

	Trademarks	Photographic related rights	Total
Balance as of June 30, 2019	$62,421	$3,000	$65,421
Reclassification to the assets held for sale(a)	(540)	—	(540)
Balance as of March 31,2020	$61,881	$3,000	$64,881
_________________

(a)
In connection with the execution of the MIPA on March 24, 2020, pursuant to which the Company agreed to sell the Forum in Inglewood to CAPSS LLC (see Note 3), the Company reclassified $540 of indefinite-lived intangible assets associated with the Forum to the assets held for sale in accordance with FASB ASC Topic 350, Intangibles - Goodwill and Other, ASC subtopics 350-20-40-1 to 350-20-40-7.

MADISON SQUARE GARDEN ENTERTAINMENT CORP.
NOTES TO COMBINED FINANCIAL STATEMENTS (UNAUDITED)
(Continued)

During the first quarter of fiscal year 2020, the Company performed its annual impairment test of indefinite-lived intangible assets and determined that there were no impairments of indefinite-lived intangibles identified as of the impairment test date.
The Company’s intangible assets subject to amortization are as follows:

March 31, 2020	Gross	Accumulated Amortization	Net
Trade names(a)	$97,530	$(18,522)	$79,008
Venue management contracts	79,000	(13,310)	65,690
Favorable lease assets (b)	—	—	—
Non-compete agreements	9,000	(4,565)	4,435
Festival rights	8,080	(2,020)	6,060
Other intangibles(c)	4,217	(3,462)	755
	$197,827	$(41,879)	$155,948

June 30, 2019	Gross	Accumulated Amortization	Net
Trade names(a)	$98,530	$(11,346)	$87,184
Venue management contracts	79,000	(9,887)	69,113
Favorable lease assets (b)	54,253	(10,382)	43,871
Non-compete agreements	9,000	(3,391)	5,609
Festival rights	8,080	(1,617)	6,463
Other intangibles(c)	6,717	(4,566)	2,151
	$255,580	$(41,189)	$214,391
_________________

(a)
During the three and nine months ended March 31, 2020, the company recorded a non-cash impairment charge of $3,541 associated with one venue within Tao Group Hospitality (see Note 1 “Impact of COVID-19”).

(b)
Upon adoption of ASC Topic 842, the Company reclassified favorable lease assets net balance of $43,871, which was recognized in connection with the acquisition of Tao Group Hospitality, from Amortizable intangible assets, net, to Right-of-use lease assets in the accompanying combined balance sheet as of July 1, 2019. In addition, the Company also reclassified an unfavorable lease liability of $6,841, which was reported in Other liabilities in the accompanying combined balance sheet, to Right-of-use lease assets as of July 1, 2019.

(c)	The decreases in the Other intangibles gross and accumulated amortization balances related to the write-off of an Obscura asset after it was fully amortized on an accelerated basis.
For the three months ended March 31, 2020 and 2019, amortization expense for intangible assets, excluding the amortization of favorable lease assets of $1,152 for the three months ended March 31, 2019, which is reported in rent expense, was $3,009 and $3,151, respectively. For the nine months ended March 31, 2020 and 2019, amortization expense for intangible assets, excluding the amortization of favorable lease assets of $3,545 for the nine months ended March 31, 2019, which is reported in rent expense, was $11,031 and $9,451, respectively.

MADISON SQUARE GARDEN ENTERTAINMENT CORP.
NOTES TO COMBINED FINANCIAL STATEMENTS (UNAUDITED)
(Continued)

Note 10. Commitments and Contingencies
Commitments
As more fully described in Note 8 to the Company’s audited combined financial statements and notes thereto for the year ended June 30, 2019 included in the Company’s Information Statement, the Company’s commitments consist primarily of long-term noncancelable operating lease agreements primarily for Company venues, including Tao Group Hospitality venues, and various corporate offices. The Company adopted ASU No. 2016-02, Leases (Topic 842), on July 1, 2019. As a result, the contractual obligations related to future lease payments, which were historically reported as off-balance sheet commitments, are now reflected on the combined balance sheet as lease liabilities as of March 31, 2020. See Note 8 for more details about the lease liabilities. Except as described above with respect to lease accounting, the Company did not have any material changes in its contractual obligations since the end of fiscal year 2019 other than activities in the ordinary course of business.
Legal Matters
The Company is a defendant in various lawsuits. Although the outcome of these lawsuits cannot be predicted with certainty (including the extent of available insurance), management does not believe that resolution of these lawsuits will have a material adverse effect on the Company.
As more fully described in Note 3, on March 24, 2020, the Company entered into a MIPA with CAPSS LLC pursuant to which the Company agreed to sell the Forum in Inglewood to CAPSS LLC and settle related litigation for a cash purchase price of $400,000. The transaction closed on May 1, 2020. In connection with the closing, the parties executed a settlement and mutual release agreement in connection with the Company’s lawsuit against the City of Inglewood and other defendants, including CAPSS LLC, related to the planned new Los Angeles Clippers arena project of the Buyer, as well as other related litigations.
Note 11. Fair Value Measurements
The following table presents the Company’s assets that are measured at fair value on a recurring basis, which include cash equivalents, short-term investments in U.S. treasury bills and an equity investment with readily determinable fair value:

	Fair Value Hierarchy	March 31, 2020	June 30, 2019
Assets:
Commercial Paper	I	$—	$169,707
Money market accounts	I	—	101,517
Time deposits	I	67,761	789,833
U.S. treasury bills	I	999,542	—
Equity investment with readily determinable fair value	I	14,790	17,260
Total assets measured at fair value		$1,082,093	$1,078,317

All assets listed above are classified within Level I of the fair value hierarchy as they are valued using observable inputs that reflect quoted prices for identical assets in active markets. The carrying amount of the Company’s commercial paper, money market accounts, time deposits and U.S. treasury bills approximates fair value due to their short-term maturities.

MADISON SQUARE GARDEN ENTERTAINMENT CORP.
NOTES TO COMBINED FINANCIAL STATEMENTS (UNAUDITED)
(Continued)

The carrying value and fair value of the Company’s financial instruments reported in the accompanying combined balance sheets are as follows:

	March 31, 2020		June 30, 2019
	Carrying Value	Fair Value	Carrying Value	Fair Value
Assets
Notes receivable (a)	$12,566	$12,566	$13,348	$13,348
Short-term investments (a)	331,019	331,019	108,416	108,416
Equity investment with readily determinable fair value (b)	14,790	14,790	17,260	17,260
Subordinated term loan receivable (c)	—	—	58,735	57,711
Liabilities
Long-term debt, including current portion (d)	$35,000	$31,310	$55,000	$54,883
_________________

(a)
The Company’s notes receivable are invested with banking institutions as collateral for issuances of letters of credit. In addition, the Company’s short-term investments consist of investments that (i) have original maturities of greater than three months and (ii) can be converted into cash by the Company within one year. The Company’s notes receivable and short-term investments are carried at cost, including interest accruals, which approximate fair value and are classified within Level III of the fair value hierarchy.

(b)
Aggregate cost basis for the Company’s equity investment in Townsquare with readily determinable fair value, including transaction costs, was $23,222 as of March 31, 2020. The fair value of this investment is determined based on quoted market prices in an active market on the NYSE, which is classified within Level I of the fair value hierarchy. For the three months ended March 31, 2020 and 2019, the Company recorded an unrealized gain (loss) of $(17,196) and $5,261, respectively, and for the nine months ended March 31, 2020 and 2019, the Company recorded unrealized losses of $(2,471) and $(2,405), respectively, as a result of changes in the market value related to this investment. The unrealized loss is reported in Miscellaneous income (expense), net in the accompanying combined statement of operations.

(c)
In connection with the sale of the Company’s joint venture interest in Azoff MSG Entertainment LLC (“AMSGE”) in December 2018, the $63,500 outstanding balance under the revolving credit facility extended by the Company to AMSGE was converted to a subordinated term loan with an original maturity date of September 21, 2021. The subordinated loan was assumed by an affiliate of AMSGE. During the year ended June 30, 2019, the Company received a $4,765 principal repayment. In December 2019, the Company received a $58,735 principal repayment for the remaining outstanding balance. The Company’s subordinated term loan receivable as of June 30, 2019 was classified within Level II of the fair value hierarchy as it was valued using quoted indices of similar securities for which the inputs were readily observable.

(d)
On May 23, 2019, Tao Group Intermediate Holdings LLC and Tao Group Operating LLC entered into a $40,000 five-year term loan facility and a $25,000 five-year term revolving facility. The Company’s long-term debt is classified within Level II of the fair value hierarchy as it is valued using quoted indices of similar securities for which the inputs are readily observable. See Note 12 for more information and outstanding balances on this long-term debt.

Contingent Consideration Liabilities
In connection with the Tao Group Hospitality acquisition (see Note 9 to the Company’s audited combined financial statements and notes thereto for the year ended June 30, 2019 included in the Company’s Information Statement), the Company recorded certain contingent consideration liabilities at fair value as part of the preliminary purchase price allocation.

MADISON SQUARE GARDEN ENTERTAINMENT CORP.
NOTES TO COMBINED FINANCIAL STATEMENTS (UNAUDITED)
(Continued)

The following table provides a reconciliation of the deferred and contingent consideration liabilities in connection with the acquisitions discussed above:

Nine Months Ended March 31, 2020
Balance as of June 30, 2019	$1,210
Change in fair value of contingent consideration(a)	(1,210)
Balance as of March 31, 2020	$—
________________

(a)
The change in fair value of contingent consideration was recorded within Selling, general and administrative expenses in the accompanying combined statement of operations for the three and nine months ended March 31, 2020.

Redeemable Noncontrolling Interests

The Company has the right to increase its equity interest in Tao Group Hospitality through a call right on the equity of the other Tao Group Hospitality equityholders after the fifth anniversary of the closing date (January 31, 2022) and, in certain circumstances, prior to such date. The other Tao Group Hospitality equityholders have the right to put to Tao Group Hospitality their equity interests in Tao Group Hospitality after the fifth anniversary of the closing and, in certain circumstances to put to the Company prior to the fifth anniversary. As of March 31, 2020, the put and call prices were at fair market value (or in certain circumstances, subject to a discount). Consideration paid upon the exercise of any such put or call right shall be, at the Company’s option, in cash, debt, or the Madison Square Garden Sports Corp.’s Class A Common Stock, or a combination thereof, subject to certain limitations. Following the Entertainment Distribution, such consideration would instead be paid upon the exercise of any such put or call right, at the Company’s option, in cash, debt, or the Company’s Class A Common Stock, or a combination thereof, subject to certain limitations.

During the three and nine months ended March 31, 2020, the Company reduced the carrying value of redeemable noncontrolling interests by $37,715 to reflect a non-cash purchase of an additional 15% of common equity interest in Tao Group Hospitality on January 22, 2020 (see Note 2). In addition, the redeemable noncontrolling interests balance was reduced by $22,997, which represents a proportional allocation for impairment of intangibles, long-lived assets, and goodwill from the Tao Group Hospitality reporting unit (See Notes 1, 7 and 9). Concurrently, the redeemable noncontrolling interests carrying value was increased by $16,939 to align with its fair value of $23,000 as of March 31, 2020. The fair value of redeemable noncontrolling interests was based on unobservable inputs classified within Level III of the fair value hierarchy, primarily from utilizing the discounted cash flow model, which is an income-based approach.
Note 12. Credit Facilities
TAO Credit Facilities
On May 23, 2019, TAO Group Intermediate Holdings LLC (“TAOIH” or “Intermediate Holdings”) and Tao Group Operating LLC (“TAOG” or “Senior Borrower”), entered into a credit agreement (the “Tao Senior Credit Agreement”) with JPMorgan Chase Bank, N.A., as administrative agent, collateral agent and a letter of credit issuer, and the lenders party thereto. Together the Tao Senior Credit Agreement and a $49,000 intercompany subordinated credit agreement (the “Tao Subordinated Credit Agreement”) between a subsidiary of the Company and Tao Group Sub-Holdings LLC, a subsidiary of Tao Group Hospitality, replaced the Senior Borrower’s prior credit agreement dated January 31, 2017 (“2017 Tao Credit Agreement”). The 2017 Tao Credit Agreement was terminated on May 23, 2019 in its entirety in accordance with its terms as a result of the repayment of all obligations thereunder from the proceeds of the Tao Senior Credit Agreement and the Tao Subordinated Credit Agreement as well as cash on hand. During the nine months ended March 31, 2020, Tao Group Hospitality repaid $5,000 under the Tao Subordinated Credit Agreement. The balances and interest-related activities pertaining to the Tao Subordinated Credit Agreement have been eliminated in the combined financial statements in accordance with ASC Topic 810, Consolidation.

MADISON SQUARE GARDEN ENTERTAINMENT CORP.
NOTES TO COMBINED FINANCIAL STATEMENTS (UNAUDITED)
(Continued)

The Tao Senior Credit Agreement provides TAOG with senior secured credit facilities (the “Tao Senior Secured Credit Facilities”) consisting of: (i) an initial $40,000 term loan facility with a term of five years (the “Tao Term Loan Facility”) and (ii) a $25,000 revolving credit facility with a term of five years (the “Tao Revolving Credit Facility”). Up to $5,000 of the Tao Revolving Credit Facility is available for the issuance of letters of credit. All borrowings under the Tao Revolving Credit Facility, including, without limitation, amounts drawn under the revolving line of credit are subject to the satisfaction of customary conditions. The Tao Senior Secured Credit Facilities were obtained without recourse to the Company or any of its affiliates (other than TAOG, TAOIH and its subsidiaries as discussed below).
The Tao Senior Credit Agreement requires Intermediate Holdings to comply with a maximum total leverage ratio of 4.00:1.00 and a maximum senior leverage ratio of 3.00:1.00 from the closing date until December 31, 2021 and a maximum total leverage ratio of 3.50:1.00 and a maximum senior leverage ratio of 2.50:1.00 from and after December 31, 2021. In addition, there is a minimum fixed charge coverage ratio of 1.25:1.00 for TAOIH. As of March 31, 2020, TAOIH was in compliance with these financial covenants.
All obligations under the Tao Senior Credit Agreement are guaranteed by TAOIH and TAOIH’s existing and future direct and indirect domestic subsidiaries (other than (i) TAOG, (ii) domestic subsidiaries substantially all of whose assets consist of controlled foreign corporations and (iii) subsidiaries designated as immaterial subsidiaries or unrestricted subsidiaries) (the “Tao Subsidiary Guarantors,” and together with TAOIH, the “Tao Guarantors”). All obligations under the Tao Senior Credit Agreement, including the guarantees of those obligations, are secured by substantially all of the assets of TAOG and each Guarantor (collectively, “Tao Collateral”), including, but not limited to, a pledge of the equity interests in TAOG held directly by TAOIH and the equity interests in each Tao Subsidiary Guarantor held directly or indirectly by TAOIH.
Borrowings under the Tao Senior Credit Agreement bear interest at a floating rate, which at the option of the Senior Borrower may be either (a) a base rate plus an additional rate ranging from 1.50% to 2.50% per annum (determined based on a total leverage ratio) (the “Base Rate”), or (b) a Eurocurrency rate plus an additional rate ranging from 2.50% to 3.50% per annum (determined based on a total leverage ratio) (the “Eurocurrency Rate”). The Tao Senior Credit Agreement requires TAOG to pay a commitment fee of 0.50% in respect of the daily unused commitments under the Tao Revolving Credit Facility. TAOG is also required to pay customary letter of credit fees, as well as fronting fees, to banks that issue letters of credit pursuant to the Tao Senior Credit Agreement. The interest rate on the Tao Senior Credit Agreement as of March 31, 2020 was 3.28%. The outstanding amount drawn on the Tao Revolving Credit Facility was $15,000 as of June 30, 2019, which is reported under Long-term debt, net of deferred financing costs in the accompanying combined balance sheet. In addition to scheduled repayments required under the Tao Term Loan Facility, Tao Group Hospitality repaid the $15,000 outstanding balance under the Tao Revolving Credit Facility during the nine months ended March 31, 2020. There was no borrowing under the Tao Revolving Credit Facility as of March 31, 2020.
During the nine months ended March 31, 2020 and 2019, the Company made interest payments of $1,531 and $7,395, respectively, under the Tao Senior Credit Agreement and the 2017 Tao Credit Agreement.
In addition to the financial covenants described above, the Tao Senior Credit Agreement and related security agreements contain certain customary representations and warranties, affirmative covenants and events of default. The Tao Senior Credit Agreement contains certain restrictions on the ability of TAOIH, TAOG and its restricted subsidiaries to take certain actions as provided in (and subject to various exceptions and baskets set forth in) the Tao Senior Credit Agreement, including, without limitation, the following: (i) incurring additional indebtedness and contingent liabilities; (ii) creating liens on certain assets; (iii) making investments, loans or advances in or to other persons; (iv) paying dividends and distributions or repurchasing capital stock; (v) engaging in certain transactions with affiliates; (vi) amending specified agreements; (vii) merging or consolidating; (viii) making certain dispositions; and (ix) entering into agreements that restrict the granting of liens. Intermediate Holdings is subject to a customary passive holding company covenant.
Subject to customary notice and minimum amount conditions, TAOG may voluntarily prepay outstanding loans under the Tao Senior Credit Agreement at any time, in whole or in part, without premium or penalty (except for customary breakage costs with respect to Eurocurrency loans). The initial Tao Term Loan Facility amortizes quarterly in accordance with its terms from June 30, 2019 through March 31, 2024 with a final maturity date on May 23, 2024. TAOG is required to make mandatory prepayments on the Tao Term Loan Facility from the net cash proceeds of certain sales of assets (including Tao Collateral) or casualty insurance and/or condemnation recoveries (in each case, subject to certain reinvestment, repair or replacement rights) and the incurrence of certain indebtedness, subject to certain exceptions.

MADISON SQUARE GARDEN ENTERTAINMENT CORP.
NOTES TO COMBINED FINANCIAL STATEMENTS (UNAUDITED)
(Continued)

See Note 10 to the Company’s audited combined financial statements and notes thereto for the year ended June 30, 2019 included in the Company’s Information Statement for more information regarding the Company’s debt maturities for the Tao Senior Secured Credit Facilities.
Deferred Financing Costs
The following table summarizes the presentation of the Tao Term Loan Facility and the related deferred financing costs in the accompanying combined balance sheets as of March 31, 2020 and June 30, 2019.

	March 31, 2020
	Tao Term Loan Facility	Deferred Financing Costs	Total
Current portion of long-term debt, net of deferred financing costs	$5,000	$(208)	$4,792
Long-term debt, net of deferred financing costs (a)	30,000	(675)	29,325
Total	$35,000	$(883)	$34,117

	June 30, 2019
	Tao Term Loan Facility	Deferred Financing Costs	Total
Current portion of long-term debt, net of deferred financing costs	$6,250	$(208)	$6,042
Long-term debt, net of deferred financing costs (a)	33,750	(831)	32,919
Total	$40,000	$(1,039)	$38,961
_________________

(a)
In addition to the outstanding balance associated with the Tao Term Loan Facility disclosed above, the Company’s Long-term debt, net of deferred financing costs in the accompanying combined balance sheets also includes $637 related to a note with respect to a loan received by BCE from its noncontrolling interest holder that is due in April 2021 as of March 31, 2020 and June 30, 2019, and $15,000 outstanding balance under the Tao Revolving Credit Facility as of June 30, 2019.

The following table summarizes deferred financing costs, net of amortization, related to the Tao Revolving Credit Facility as reported on the accompanying combined balance sheet:

	March 31, 2020	June 30, 2019
Other current assets	$85	$85
Other assets	269	333

Note 13. Pension Plans and Other Postretirement Benefit Plan
See Note 11 to the Company’s audited combined financial statements and notes thereto for the year ended June 30, 2019 included in the Company’s Information Statement for more information regarding the Company’s defined benefit pension plans (“Pension Plans”), postretirement benefit plan (“Postretirement Plan”), The Madison Square Garden 401(k) Savings Plan and the MSG Sports & Entertainment, LLC Excess Savings Plan (collectively, the “Savings Plans”), and The Madison Square Garden 401(k) Union Plan (the “Union Savings Plan”). The Company’s Pension Plans and Postretirement Plan are considered “Shared Plans.”

MADISON SQUARE GARDEN ENTERTAINMENT CORP.
NOTES TO COMBINED FINANCIAL STATEMENTS (UNAUDITED)
(Continued)

Defined Benefit Pension Plans and Postretirement Benefit Plan
The following tables present components of net periodic benefit cost for the Pension Plans and Postretirement Plan included in the accompanying combined statements of operations for the three and nine months ended March 31, 2020 and 2019. Service cost is recognized in direct operating expenses and selling, general and administrative expenses. All other components of net periodic benefit cost are reported in Miscellaneous expense, net.

	Pension Plans		Postretirement Plan
	Three Months Ended		Three Months Ended
	March 31,		March 31,
	2020	2019	2020	2019
Service cost	$24	$20	$18	$28
Interest cost	1,326	1,473	28	58
Expected return on plan assets	(1,330)	(781)	—	—
Recognized actuarial loss	339	318	3	10
Settlement loss recognized	67	—	—	—
Amortization of unrecognized prior service credit	—	—	—	(1)
Net periodic benefit cost	$426	$1,030	$49	$95
Contributory charge to Madison Square Garden Sports Corp. for participation in the Shared Plans and allocation of costs related to the corporate employees (a)	(62)	(171)	(8)	(17)
Net periodic benefit cost reported in combined statements of operations	$364	$859	$41	$78

	Pension Plans		Postretirement Plan
	Nine Months Ended		Nine Months Ended
	March 31,		March 31,
	2020	2019	2020	2019
Service cost	$72	$60	$53	$83
Interest cost	3,982	4,419	83	173
Expected return on plan assets	(3,989)	(2,344)	—	—
Recognized actuarial loss	1,019	954	8	30
Settlement loss recognized	67	—	—	—
Amortization of unrecognized prior service credit	—	—	—	(4)
Net periodic benefit cost	$1,151	$3,089	$144	$282
Contributory charge to Madison Square Garden Sports Corp. for participation in the Shared Plans and allocation of costs related to the corporate employees (a)	(164)	(515)	(25)	(50)
Net periodic benefit cost reported in combined statements of operations	$987	$2,574	$119	$232

________________

(a)
The pension expense related to employees of other Madison Square Garden Sports Corp. businesses participating in any of these plans is reflected as a contributory charge from the Company to Madison Square Garden Sports Corp., resulting in a decrease to the expense recognized in the combined statements of operations.

MADISON SQUARE GARDEN ENTERTAINMENT CORP.
NOTES TO COMBINED FINANCIAL STATEMENTS (UNAUDITED)
(Continued)

Defined Contribution Pension Plans
For the nine months ended March 31, 2020 and 2019, expenses related to the Savings Plans and Union Savings Plan included in the accompanying combined statements of operations are as follows:

Savings Plans (a)				Union Savings Plan
Three Months Ended		Nine Months Ended		Three Months Ended		Nine Months Ended
March 31,		March 31,		March 31,		March 31,
2020	2019	2020	2019	2020	2019	2020	2019
$(1,307)	$1,854	$3,288	$5,945	$469	$450	$522	$498
_________________

(a)
These amounts include a benefit of $(782) and an expense of $755 related to the Company’s corporate employees which were allocated to the Company during the three months ended March 31, 2020 and 2019, respectively, and $970 and $2,385 of expenses related to the Company’s corporate employees which were allocated to the Company during the nine months ended March 31, 2020 and 2019, respectively.

Note 14. Share-based Compensation
See Note 12 to the Company’s audited combined financial statements and notes thereto for the year ended June 30, 2019 included in the Company’s Information Statement for more information regarding Madison Square Garden Sports Corp.’s 2015 Employee Stock Plan (the “Madison Square Garden Sports Corp. Employee Stock Plan”).
Share-based compensation expense was $8,836 and $8,726 for the three months ended March 31, 2020 and 2019, respectively, and $29,294 and $27,929 for the nine months ended March 31, 2020 and 2019, respectively. In addition, capitalized share-based compensation expense was $1,308 and $3,790 for the three and nine months ended March 31, 2020, respectively, and $1,926 for the three and nine months ended March 31, 2019. These amounts reflect only the expenses for the awards provided to the Company’s direct employees, net of expenses related to the Company’s corporate employees who participate in the Madison Square Garden Sports Corp. Employee Stock Plan that were charged to Madison Square Garden Sports Corp.

Restricted Stock Units Award Activity
The following table summarizes activity related to Madison Square Garden Sports Corp.’s restricted stock units and performance restricted stock units, collectively referred to as “RSUs,” held by the Company’s employees for the nine months ended March 31, 2020:

	Number of		Weighted-Average Fair Value Per Share at Date of Grant
	Nonperformance Based Vesting RSUs	Performance Based Vesting RSUs
Unvested award balance, June 30, 2019	215	354	$252.51
Granted (a)	112	112	$246.51
Vested	(97)	(119)	$212.66
Forfeited	(10)	(17)	$257.93
Unvested award balance, March 31, 2020	220	330	$265.47
_____________________

(a)
Includes incremental performance based RSUs (“PRSUs”) that were historically reported at a target payout of 100%. Upon meeting the performance objectives, the number of PRSUs vested at 105.5% of target.

MADISON SQUARE GARDEN ENTERTAINMENT CORP.
NOTES TO COMBINED FINANCIAL STATEMENTS (UNAUDITED)
(Continued)

The fair value of RSUs that vested during the nine months ended March 31, 2020 was $55,668. Upon delivery, RSUs granted under the Madison Square Garden Sports Corp. Employee Stock Plan were net share-settled to cover the required statutory tax withholding obligations. To fulfill the employees’ required statutory tax withholding obligations for the applicable income and other employment taxes, 99 of these RSUs, with an aggregate value of $25,599 were retained by Madison Square Garden Sports Corp.
The fair value of RSUs that vested during the nine months ended March 31, 2019 was $46,807. The weighted-average fair value per share at grant date of RSUs granted during the nine months ended March 31, 2019 was $306.11.
Stock Options Award Activity
The following table summarizes activity related to Madison Square Garden Sports Corp.’s stock options held by the Company’s employees for the nine months ended March 31, 2020:

	Number of Time Vesting Options	Weighted-Average Exercise Price Per Share	Weighted-Average Remaining Contractual Term (In Years)	Aggregate Intrinsic Value
Balance as of June 30, 2019	543	$325.47
Granted	—	$—
Balance as of March 31, 2020	543	$325.47	6.31	$120
Exercisable as of March 31, 2020	175	$299.67	6.62	$80

Note 15. Accumulated Other Comprehensive Loss
The following table details the components of accumulated other comprehensive loss:

	Three Months Ended March 31, 2020
	Pension Plans and Postretirement Plan	Cumulative Translation Adjustments	Accumulated Other Comprehensive Loss
Balance as of December 31, 2019	$(41,395)	$8,325	$(33,070)
Other comprehensive loss before reclassifications	—	(19,946)	(19,946)
Amounts reclassified from accumulated other comprehensive loss (a)	409	—	409
Other comprehensive income (loss)	409	(19,946)	(19,537)
Balance as of March 31, 2020	$(40,986)	$(11,621)	$(52,607)

	Three Months Ended March 31, 2019
	Pension Plans and Postretirement Plan	Cumulative Translation Adjustments	Accumulated Other Comprehensive Loss
Balance as of December 31, 2018	$(40,193)	$(3,704)	$(43,897)
Other comprehensive income before reclassifications	—	6,383	6,383
Amounts reclassified from accumulated other comprehensive loss (a)	327	—	327
Other comprehensive income	327	6,383	6,710
Balance as of March 31, 2019	$(39,866)	$2,679	$(37,187)

MADISON SQUARE GARDEN ENTERTAINMENT CORP.
NOTES TO COMBINED FINANCIAL STATEMENTS (UNAUDITED)
(Continued)

	Nine Months Ended March 31, 2020
	Pension Plans and Postretirement Plan	Cumulative Translation Adjustments	Accumulated Other Comprehensive Loss
Balance as of June 30, 2019	$(42,080)	$(4,843)	$(46,923)
Other comprehensive loss before reclassifications	—	(6,778)	(6,778)
Amounts reclassified from accumulated other comprehensive loss (a)	1,094	—	1,094
Other comprehensive income (loss)	1,094	(6,778)	(5,684)
Balance as of March 31, 2020	$(40,986)	$(11,621)	$(52,607)

	Nine Months Ended March 31, 2019
	Pension Plans and Postretirement Plan	Cumulative Translation Adjustments	Unrealized Gain (Loss) on Available-for-sale Securities (b)	Accumulated Other Comprehensive Loss
Balance as of June 30, 2018	$(40,846)	$(502)	$(5,570)	$(46,918)
Reclassification of unrealized loss on available-for-sale securities	—	—	5,570	5,570
Other comprehensive income before reclassifications	—	3,181	—	3,181
Amounts reclassified from accumulated other comprehensive loss (a)	980	—	—	980
Other comprehensive income	980	3,181	—	4,161
Balance as of March 31, 2019	$(39,866)	$2,679	$—	$(37,187)
________________

(a)
Amounts reclassified from accumulated other comprehensive loss represent the amortization of net actuarial loss and net unrecognized prior service credit included in net periodic benefit cost, which is reflected under Miscellaneous income (expense), net in the accompanying combined statements of operations.

(b)
As of July 1, 2018, upon adoption of ASU No. 2016-01, the Company recorded a transition adjustment to reclassify accumulated other comprehensive loss associated with its investment in Townsquare in the amount of $2,466 pre-tax ($5,570, net of tax) to the Madison Square Garden Sports Corp. Investment. See Note 11 for more information related to the investment in Townsquare and its impact on the Company’s operating results for the three and nine months ended March 31, 2020 and 2019, which is reflected under Miscellaneous income (expense), net in the accompanying combined statements of operations.

Note 16. Income Taxes

During the periods presented in the combined financial statements, the Company did not file separate income tax returns. The Company was included in the federal and state income tax returns of Madison Square Garden Sports Corp. for all periods presented. The income tax expense or benefit presented has been determined on a separate return basis as if the Company filed a separate income tax return.
Income tax benefit for the three months ended March 31, 2020 of $10,126 differs from income tax benefit derived from applying the statutory federal rate of 21% to the pretax loss primarily due to (i) a tax expense related to an increase in valuation allowance of $30,968, (ii) tax expense of $4,673 related to noncontrolling interests, and (iii) tax expense from nondeductible officers’ compensation of $1,296, partially offset by state income tax benefit of $14,084.

MADISON SQUARE GARDEN ENTERTAINMENT CORP.
NOTES TO COMBINED FINANCIAL STATEMENTS (UNAUDITED)
(Continued)

Income tax benefit for the nine months ended March 31, 2020 of $8,686 differs from income tax benefit derived from applying the statutory federal rate of 21% to the pretax loss primarily due to (i) a tax expense related to an increase in valuation allowance of $22,043, (ii) tax expense of $5,001 related to noncontrolling interests, and (iii) tax expense from nondeductible officers’ compensation of $3,846, partially offset by state income tax benefit of $9,761 and excess tax benefit related to share-based compensation awards of $2,067.
Income tax expense for the three months ended March 31, 2019 of $469 differs from income tax expense derived from applying the statutory federal rate of 21% to the pretax income primarily due to (i) a tax expense related to an increase in valuation allowance of $1,699, (ii) tax expense of nondeductible officers’ compensation of $1,422, and (iii) tax expense of $144 related to noncontrolling interests, partially offset by state income tax expense of $431.
Income tax expense for the nine months ended March 31, 2019 of $1,253 differs from income tax expense derived from applying the statutory federal rate of 21% to the pretax income primarily due to a tax benefit related to a decrease in valuation allowance of $19,171, and excess tax benefit related to share-based compensation awards of $2,817, partially offset by (i) state income tax expense of $7,425, (ii) tax expense from nondeductible officers’ compensation of $6,140, and (iii) tax expense related to noncontrolling interests of $1,424.
The Company’s historical combined financial statements reflect net operating loss (“NOL”) carryforwards calculated on a separate return basis. These NOL carryforwards were calculated as if the Company operated as a separate stand-alone entity for the periods presented in the historical annual and interim combined financial statements of the Company. Because the Entertainment Distribution involved a spin-off of the Company, these NOLs do not carry over to the Company. However, in connection with the Entertainment Distribution, certain deferred revenue of the Company will be accelerated for income tax purposes, rather than recognized as the associated events occur. The tax on such acceleration will be the responsibility of Madison Square Garden Sports Corp. and not the Company. The Company will not reimburse Madison Square Garden Sports Corp. for such taxes.
Madison Square Garden Sports Corp. was notified during the third quarter of fiscal year 2018 that the Internal Revenue Service (“IRS”) was commencing an audit of the federal income tax return for the year ended June 30, 2016. In October 2019, Madison Square Garden Sports Corp. was informed by the IRS that the audit resulted in no changes.
Madison Square Garden Sports Corp. was notified in April 2020 that the City of New York was commencing an audit of the state income tax returns for the fiscal years ended June 30, 2016 and 2017. The Company does not expect the examination, when finalized, to result in material changes.
On March 31, 2020, Madison Square Garden Sports Corp. and the Company entered into a Tax Disaffiliation Agreement (“TDA”) that governs the parties’ respective rights, responsibilities and obligations with respect to taxes and tax benefits. Under the TDA, Madison Square Garden Sports Corp. will generally be responsible for all U.S. federal, state, local and other applicable income taxes of the Company for any taxable period or portion of such period ending on or before the Entertainment Distribution Date.
Note 17. Related Party Transactions
Given that the Entertainment Distribution did not occur until after March 31, 2020, the transactions described below, unless otherwise indicated, were in place with Madison Square Garden Sports Corp. as of March 31, 2020, and continued with the Company following the Entertainment Distribution.
As of March 31, 2020, members of the Dolan family including trusts for member of the Dolan family (collectively, the “Dolan Family Group”), for purposes of Section 13(d) of the Securities Exchange Act of 1934, as amended, collectively beneficially owned all of Madison Square Garden Sports Corp.’s outstanding Class B common stock and approximately 3.5% of Madison Square Garden Sports Corp.’s outstanding Class A common stock (inclusive of options exercisable within 60 days of the date hereof). Such shares of Madison Square Garden Sports Corp.’s Class A common stock and Class B common stock, collectively, represent approximately 70.9% of the aggregate voting power of Madison Square Garden Sports Corp.’s outstanding common stock. Pursuant to the Entertainment Distribution on April 17, 2020, one share of the Company’s Class A Common Stock was issued for every share of Madison Square Garden Sports Corp.’s Class A common stock held as of the Record Date, and one share of the Company’s Class B Common Stock was issued for every share of Madison Square Garden Sports Corp.’s Class B common stock held as of the Record Date.

MADISON SQUARE GARDEN ENTERTAINMENT CORP.
NOTES TO COMBINED FINANCIAL STATEMENTS (UNAUDITED)
(Continued)

Members of the Dolan family are the controlling stockholders of the Company, Madison Square Garden Sports Corp., MSG Networks and AMC Networks Inc. (“AMC Networks”).
The Company has various agreements with MSG Networks, including an advertising sales representation agreement and a services agreement (the “Services Agreement”). Pursuant to the Services Agreement, which was effective July 1, 2019, the Company provides certain services to MSG Networks, such as information technology, accounts payable and payroll, human resources, and other corporate functions, as well as the executive support services described below, in exchange for service fees. MSG Networks also provides certain services to the Company, in exchange for service fees.
In connection with the Entertainment Distribution, on March 31, 2020, the Company entered into a Transition Services Agreement with Madison Square Garden Sports Corp. (the “TSA”). Pursuant to the TSA, following the Entertainment Distribution, the Company will provide Madison Square Garden Sports Corp. certain corporate and other transition services, such as information technology, accounts payable, payroll, tax, certain legal functions, human resources, insurance and risk management, government affairs, investor relations, corporate communications, benefit plan administration and reporting, and internal audit functions as well as certain marketing functions, in exchange for service fees. Madison Square Garden Sports Corp. will also provide certain transition services to the Company, in exchange for service fees.
The Company shares certain executive support costs, including office space, executive assistants, security and transportation costs, for (i) the Company’s Executive Chairman and Chief Executive Officer with MSG Networks and (ii) the Company’s Vice Chairman with MSG Networks and AMC Networks. Following the Entertainment Distribution, the Company will also share these expenses with Madison Square Garden Sports Corp.
The Company is a party to various aircraft arrangements. Pursuant to certain Aircraft Support Services Agreements (the “Support Agreements”), the Company provides certain aircraft support services to entities controlled by (i) James L. Dolan, the Company’s Executive Chairman, Chief Executive Officer and a director, (ii) Charles F. Dolan, a director, and certain of his children, who are siblings of James L. Dolan, specifically: Thomas C. Dolan (a director of the Company), Deborah Dolan-Sweeney, Patrick F. Dolan, Marianne Dolan Weber (a director of the Company), and Kathleen M. Dolan, and (iii) Patrick F. Dolan, the son of Charles F. Dolan and brother of James L. Dolan.
The Company has reciprocal time sharing/dry lease agreements with each of (i) Quart 2C, LLC (“Q2C”), a company controlled by James L. Dolan and Kristin A. Dolan, his spouse and a director of the Company, and (ii) Charles F. Dolan and Sterling2k LLC (collectively, “CFD”), an entity owned and controlled by Deborah Dolan-Sweeney, the daughter of Charles F. Dolan and the sister of James L. Dolan, pursuant to which the Company has agreed from time to time to make its aircraft available to each of Q2C and CFD, and Q2C, and CFD have agreed from time to time to make their aircraft available to the Company. Pursuant to the terms of the agreements, Q2C and/or CFD may lease on a non-exclusive, “time sharing” basis, the Company’s Gulfstream Aerospace G550 aircraft.
The Company is also party to a dry lease agreement with Brighid Air, LLC (“Brighid Air”), a company owned and controlled by Patrick F. Dolan, the son of Charles F. Dolan and the brother of James L. Dolan, pursuant to which the Company may lease on a non-exclusive basis Brighid Air’s Bombardier BD100-1A10 Challenger 350 aircraft (the “Challenger”). In connection with the dry lease agreement, the Company also entered into a Flight Crew Services Agreement (the “Flight Crew Agreement”) with Dolan Family Office, LLC (“DFO”), an entity owned and controlled by Charles F. Dolan, pursuant to which the Company may utilize pilots employed by DFO for purposes of flying the Challenger when the Company is leasing that aircraft under the Company’s dry lease agreement with Brighid Air.
The Company and each of MSG Networks and AMC Networks are party to certain aircraft time sharing agreements, pursuant to which the Company has agreed from time to time to make aircraft available to MSG Networks and/or AMC Networks for lease on a “time sharing” basis. Additionally, the Company, MSG Networks and AMC Networks have agreed on an allocation of the costs of certain aircraft and helicopter use by their shared executives. Following the Entertainment Distribution, the Company will also share these expenses with Madison Square Garden Sports Corp.
In addition to the aircraft arrangements described above, certain executives of the Company are party to aircraft time sharing agreements, pursuant to which the Company has agreed from time to time to make certain aircraft available for lease on a “time sharing” basis for personal use in exchange for payment of actual expenses of the flight (as listed in the agreement).

MADISON SQUARE GARDEN ENTERTAINMENT CORP.
NOTES TO COMBINED FINANCIAL STATEMENTS (UNAUDITED)
(Continued)

From time to time the Company enters into arrangements with 605, LLC. James L. Dolan, the Company’s Executive Chairman, Chief Executive Officer and a director, and his spouse, Kristin A. Dolan, own 50% of 605, LLC. Kristin A. Dolan is also the founder and Chief Executive Officer of 605, LLC. 605, LLC provides audience measurement and data analytics services to the Company and its subsidiaries in the ordinary course of business.
As of March 31, 2020 and June 30, 2019, BCE had $637 of notes payable due to its noncontrolling interest holder. See Note 12 for further information.
The Company has also entered into certain commercial agreements with its nonconsolidated affiliates in connection with MSG Sphere. For the nine months ended March 31, 2020, the Company recorded approximately $11,137 of capital expenditures in connection with services provided to the Company under these agreements.
Revenues and Operating Expenses (Credits)
The following table summarizes the composition and amounts of the transactions with the Company’s affiliates. These amounts are reflected in revenues and operating expenses in the accompanying combined statements of operations for the three and nine months ended March 31, 2020 and 2019:

	Three Months Ended March 31,		Nine Months Ended March 31,
	2020	2019	2020	2019
Revenues	$6,333	$7,906	$13,792	$15,762
Operating expenses (credits):
Revenue sharing expenses	$42,878	$55,756	$108,380	$124,949
Allocation of charges for venue usage to Madison Square Garden Sports Corp.	(26,355)	(21,694)	(48,459)	(44,447)
Corporate general and administrative expenses, net — Madison Square Garden Sports Corp.	(32,672)	(30,716)	(96,485)	(85,196)
Corporate general and administrative expenses, net — MSG Networks	(2,672)	(2,514)	(7,876)	(7,790)
Consulting fees	—	—	—	1,792
Advertising expenses	316	403	460	749
Other operating expenses, net	174	(49)	297	(38)

Revenues
Revenues from related parties primarily consist of commissions earned in connection with the advertising sales representation agreement pursuant to which the Company has the exclusive right and obligation to sell MSG Networks’ advertising availabilities. In addition, amounts disclosed above include the Company’s share of revenues earned from sponsorship agreements that were entered into by Madison Square Garden Sports Corp. and include performance obligations satisfied by both the Company and Madison Square Garden Sports Corp.
In addition, the Company and Tribeca Enterprises have a service agreement pursuant to which the Company provides marketing inventory, advertising sales and consulting services to Tribeca Enterprises for a fee. On August 5, 2019, the Company sold its equity capital in Tribeca Enterprises. Accordingly, Tribeca Enterprises is no longer a related party of the Company, and thus the related party transactions disclosed herein that relate to Tribeca Enterprises were recognized prior to August 5, 2019. The Company is also a party to certain commercial arrangements with AMC Networks and its subsidiaries.
Revenue sharing expenses
Revenue for the Company’s suite license arrangements and venue signage and sponsorship agreements entered into by the Company is recorded on a gross basis. Madison Square Garden Sports Corp.’s share of the Company’s revenue related to such arrangements is recognized as a component of direct operating expenses. See Note 3 to the Company’s audited combined

MADISON SQUARE GARDEN ENTERTAINMENT CORP.
NOTES TO COMBINED FINANCIAL STATEMENTS (UNAUDITED)
(Continued)

financial statements and notes thereto for the year ended June 30, 2019 included in the Company’s Information Statement for more information.
Allocation of Charges for Venue Usage to Madison Square Garden Sports Corp.
For purposes of the Company’s combined financial statements, the Company allocates to Madison Square Garden Sports Corp. certain expenses for the usage of The Garden, which are reported as a reduction of direct operating expense in the accompanying combined statements of operations. See Note 2 to the Company’s audited combined financial statements and notes thereto for the year ended June 30, 2019 included in the Company’s Information Statement for more information.
Corporate General and Administrative Expenses, net — Madison Square Garden Sports Corp.
Allocations of corporate overhead and shared services expense were recorded by both the Company and Madison Square Garden Sports Corp. for corporate and operational functions based on direct usage or the relative proportion of revenue, headcount or other measures of the Company or Madison Square Garden Sports Corp. The Company’s corporate overhead expenses primarily related to centralized functions, including executive management, finance, treasury, tax, internal audit, legal, information technology, human resources and risk management functions.
Corporate General and Administrative Expenses, net — MSG Networks
The Company’s corporate overhead expenses that are charged to MSG Networks are primarily related to centralized functions, including executive compensation, finance, treasury, tax, internal audit, legal, information technology, human resources and risk management functions.
Corporate general and administrative expenses, net – MSG Networks reflects charges from the Company to MSG Networks under the Services Agreement of $2,700 and $2,563 for the three months ended March 31, 2020 and 2019, respectively, and$7,982 and $7,850 for the nine months ended March 31, 2020 and 2019, respectively.
Consulting Fees

On December 5, 2018, the Company’s joint venture interest in AMSGE was sold to Azoff Music, which resulted in the Company no longer being an owner of AMSGE (renamed The Azoff Company). Accordingly, The Azoff Company is not a related party of the Company, and thus the related party transactions disclosed herein that relate to AMSGE were recognized prior to December 5, 2018. Prior to the sale of AMSGE, the Company paid AMSGE and its nonconsolidated affiliates for advisory and consulting services that AMSGE and its nonconsolidated affiliates provided to the Company, and for the reimbursement of certain expenses in connection with such services.
Advertising Expenses
The Company incurs advertising expenses for services rendered by its related parties, primarily MSG Networks, most of which are related to the utilization of advertising and promotional benefits by the Company.
Other Operating Expenses, net
The Company and its related parties enter into transactions with each other in the ordinary course of business. Amounts charged to the Company for other transactions with its related parties are net of amounts charged by the Company to the Knickerbocker Group, LLC, an entity owned by James L. Dolan, the Executive Chairman, Chief Executive Officer and a director of the Company and Madison Square Garden Sports Corp., for office space equal to the allocated cost of such space and the cost of certain technology services. In addition, other operating expenses include net charges relating to (i) reciprocal aircraft arrangements between the Company and each of Q2C and CFD and (ii) time sharing agreements with MSG Networks and AMC Networks.
Nonoperating Expense
Miscellaneous expense, net includes a contributory charge to Madison Square Garden Sports Corp. related to the participation of Madison Square Garden Sports Corp. and corporate employees in the Shared Plans and Postretirement Plan, of $67 and $183 for the three months ended March 31, 2020 and 2019, respectively, and $178 and $548 for the nine months ended March 31, 2020 and 2019, respectively.

MADISON SQUARE GARDEN ENTERTAINMENT CORP.
NOTES TO COMBINED FINANCIAL STATEMENTS (UNAUDITED)
(Continued)

Cash Management
Madison Square Garden Sports Corp. uses a centralized approach to cash management and financing of operations. The Company and other Madison Square Garden Sports Corp. or Madison Square Garden Sports Corp. subsidiaries’ cash was available for use and was regularly “swept” historically. Transfers of cash both to and from Madison Square Garden Sports Corp. are included as components of the Madison Square Garden Sports Corp. investment on the combined statements of divisional equity and redeemable noncontrolling interests. The main components of the net transfers (to)/from Madison Square Garden Sports Corp. are cash pooling/general financing activities, various expense allocations to/from Madison Square Garden Sports Corp., and receivables/payables from/to Madison Square Garden Sports Corp. deemed to be effectively settled upon the distribution of the Company by Madison Square Garden Sports Corp.
The Madison Square Garden Sports Corp. Investment
All significant balances and transactions among the Company and Madison Square Garden Sports Corp. and its subsidiaries, which include allocations of corporate general and administrative expenses, share-based compensation expense and other historical intercompany activities, are recorded as components of Divisional Equity. As the books and records of the Company were not kept on a separate basis from Madison Square Garden Sports Corp., the determination of the average net balance due to or from Madison Square Garden Sports Corp. is not practicable.
Related Party Transactions after the Entertainment Distribution

In connection with the Entertainment Distribution the Company and Madison Square Garden Sports Corp. have entered into arrangements with respect to transition services and a number of ongoing commercial relationships, including Arena License Agreements with Madison Square Garden Sports Corp. that will require the New York Knicks ( the “Knicks”) and the New York Rangers (the “Rangers”) to play their home games at The Garden. Additionally, on April 17, 2020, subsidiaries of Madison Square Garden Sports Corp., MSG NYK Holdings, LLC and MSG NYR Holdings, LLC, entered into separate delayed draw term loan credit agreements (the “DDTL Facilities”) with a wholly-owned subsidiary of the Company as lender. The DDTL Facilities provide for a $110,000 and $90,000 senior unsecured delayed draw term loan facilities, for the MSG NYK Holdings, LLC and MSG NYR Holdings, LLC, respectively. The DDTL Facilities will mature and any unused commitments thereunder will expire on October 17, 2021.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations
This Management’s Discussion and Analysis of Financial Condition and Results of Operations (“MD&A”) contains forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. In this MD&A, there are statements concerning the future operating and future financial performance of Madison Square Garden Entertainment Corp.(formerly MSG Entertainment Spinco, Inc.) and its direct and indirect subsidiaries (collectively, “we,” “us,” “our,” or the “Company”), including the impact of COVID-19 on our future operations, the potential for future impairment charges, the timing and costs of new venue construction, our plans to pursue additional debt financing and negotiate amendments to Tao Group Hospitality’s credit facility, increased investment in personnel, content and technology for the MSG Spheres, and increased expenses of being a standalone public company. Words such as “expects,” “anticipates,” “believes,” “estimates,” “may,” “will,” “should,” “could,” “potential,” “continue,” “intends,” “plans,” and similar words and terms used in the discussion of future operating and future financial performance identify forward-looking statements. Investors are cautioned that such forward-looking statements are not guarantees of future performance, results or events and involve risks and uncertainties and that actual results or developments may differ materially from the forward-looking statements as a result of various factors. Factors that may cause such differences to occur include, but are not limited to:

•	our ability to effectively manage the impacts of the COVID-19 and the government mandated suspension of our business operations;

•
our ability to successfully design, construct, finance and operate new venues in Las Vegas, London and other markets, and the investments, costs and timing associated with those efforts, including the impact of the current temporary suspension of construction and any other unexpected construction delays and/or cost overruns;

•	the level of our revenues, which depends in part on the popularity of the Christmas Spectacular and other entertainment and sports events which are presented in our venues;

•	the level of our capital expenditures and other investments;

•	general economic conditions, especially in the New York City, Las Vegas, Chicago and London metropolitan areas where we have business activities;

•	the demand for sponsorship arrangements and for advertising;

•	competition, for example, from other venues and other sports and entertainment options, including the construction of new competing venues;

•	changes in laws, guidelines, bulletins, directives, policies and agreements or regulations under which we operate;

•	any economic actions, such as boycotts, protests, work stoppages or campaigns by labor organizations;

•	seasonal fluctuations and other variations in our operating results and cash flow from period to period;

•	the level of our expenses, including our corporate expenses as a stand-alone publicly traded company;

•
the successful development of new live productions, enhancements or changes to existing productions and the investments associated with such development, enhancements, or changes, as well as investment in personnel, content and technology for the MSG Spheres;

•
business, reputational and litigation risk if there is a security incident resulting in loss, disclosure or misappropriation of stored personal information or other breaches of our information security;

•	activities or other developments (including COVID-19) that discourage or may discourage congregation at prominent places of public assembly, including our venues;

•
the continued popularity and success of Tao Group Hospitality entertainment dining and nightlife venues, as well as its existing brands, and the ability to successfully open and operate new entertainment dining and nightlife venues;

•	the ability of BCE to attract attendees and performers to its future festivals;

•	the acquisition or disposition of assets or businesses and/or the impact of, and our ability to successfully pursue, acquisitions or other strategic transactions;

•	our ability to successfully integrate acquisitions, new venues or new businesses into our operations;

•	the operating and financial performance of our strategic acquisitions and investments, including those we do not control;

•	the costs associated with, and the outcome of, litigation and other proceedings to the extent uninsured, including litigation or other claims against companies we invest in or acquire;

•
the impact of governmental regulations or laws, including changes in how those regulations and laws are interpreted and the continued benefit of certain tax exemptions and the ability to maintain necessary permits or licenses;

•	the impact of any government plans to redesign New York City’s Pennsylvania Station;

•	a default by our subsidiaries under their respective credit facilities;

•	financial community and rating agency perceptions of our business, operations, financial condition and the industry in which we operate;

•	the ability of our investees and others to repay loans and advances we have extended to them;

•	our status as an emerging growth company;

•	the tax-free treatment of the Entertainment Distribution (as defined below);

•	our ability to achieve the intended benefits of the Entertainment Distribution;

•	the performance by Madison Square Garden Sports Corp. of its obligations under various agreements with the Company related to the Entertainment Distribution and ongoing commercial arrangements;

•	lack of operating history as an operating company and costs associated with being an independent public company; and

•	the additional factors described under “Risk Factors” in the Company’s Information Statement, and this Quarterly Report on Form 10-Q under “Part II - Item 1A. Risk Factors.”
We disclaim any obligation to update or revise the forward-looking statements contained herein, except as otherwise required by applicable federal securities laws.
All dollar amounts included in the following MD&A are presented in thousands, except as otherwise noted.
Introduction
This MD&A is provided as a supplement to, and should be read in conjunction with, the Company’s unaudited financial statements and accompanying notes thereto included in this Quarterly Report on Form 10-Q, as well as the Company’s audited combined annual financial statements and footnotes thereto included in the Company’s Information Statement to help provide an understanding of our financial condition, changes in financial condition and results of operations. Unless the context otherwise requires, all references to “we,” “us,” “our,” or the “Company” refer collectively to Madison Square Garden Entertainment Corp., a holding company, and its direct and indirect subsidiaries through which substantially all of our operations are actually conducted. Through the period ended March 31, 2020, the Company operates and reports financial information as one reportable segment. Following the Entertainment Distribution on April 17, 2020, the Company will have two segments (the Entertainment business and the Tao Group Hospitality business), which will be presented in the Company’s Annual Report on Form 10-K for the fiscal year ending June 30, 2020.
A significant majority of the Company’s revenues and assets are attributed to or located in the United States and are primarily concentrated in the New York City metropolitan area.
The Company is a leader in live experiences comprised of iconic venues; marquee entertainment content; popular dining and nightlife offerings; and a premier music festival that, together, entertain millions of guests each year. Utilizing our powerful brands and live entertainment expertise, the Company delivers unique experiences that set the standard for excellence and innovation while forging deep connections with diverse and passionate audiences. The Company’s portfolio of venues includes: The Garden, Hulu Theater at Madison Square Garden, Radio City Music Hall, the Beacon Theatre and The Chicago Theatre. In addition, the Company is constructing a state-of-the-art venue, MSG Sphere, in Las Vegas and plans to build a second MSG Sphere in London. The Company also includes the original production, the Christmas Spectacular, as well as BCE, the entertainment production company that owns and operates the Boston Calling Music Festival, and Tao Group Hospitality, a hospitality group with globally-recognized entertainment dining and nightlife brands.

Tao Group Hospitality’s Operating Results
The Company completed the Tao Group Hospitality acquisition on January 31, 2017. Tao Group Hospitality’s financial statements are not available within the time constraints the Company requires to ensure the financial accuracy of the operating results. Therefore, the Company records Tao Group Hospitality’s operating results in its combined statements of operations on a three-month lag basis. As a result, the Company’s results for the three months ended March 31, 2020 and 2019 include Tao Group Hospitality’s operating results from September 30, 2019 to December 29, 2019 and from October 1, 2018 to December 30, 2018, respectively, and the Company’s results for the nine months ended March 31, 2020 and 2019 include Tao Group Hospitality’s operating results from April 1, 2019 to December 29, 2019 and from April 2, 2018 to December 30, 2018, respectively. With the exception of the balances and activities pertaining to Tao Group Hospitality’s credit agreements entered into in May 2019, which are recorded as of March 31, 2020 and June 30, 2019 and for the period ended March 31, 2020, as well as cash distributions, impairment charges, and change in ownership as discussed below, all disclosures related to Tao Group Hospitality’s financial position are reported as of December 29, 2019 and March 31, 2019, as applicable.
The Spin-Off from Madison Square Garden Sports Corp.
On April 17, 2020, the Company became an independent publicly traded company through the Entertainment Distribution. In the Entertainment Distribution, stockholders of Madison Square Garden Sports Corp. received (a) one share of the Company’s Class A Common Stock for every share of Madison Square Garden Sports Corp. Class A common stock, held of record as of the close of business, New York City time, on the Record Date and (b) one share of the Company’s Class B Common Stock for every share of Madison Square Garden Sports Corp. Class B common stock held of record as of the close of business, New York City time, on the Record Date. In the Entertainment Distribution, an aggregate of 19,461,991 shares of the Company’s Class A Common Stock and 4,529,517 shares of the Company’s Class B Common Stock were issued, with any fractional shares converted to cash and paid to stockholders.
Factors Affecting Results of Operations
Basis of Presentation - Impact of the Entertainment Distribution
The Company’s combined statements of operations for the three and nine months ended March 31, 2020 and 2019 were prepared on a stand-alone basis derived from the consolidated financial statements and accounting records of Madison Square Garden Sports Corp., and are presented as carve-out financial statements, because the Company was not a standalone public company prior to the Entertainment Distribution.
The Company’s combined statements of operations for the periods ended March 31, 2020 and 2019 include allocations for certain support functions that were provided on a centralized basis by Madison Square Garden Sports Corp. and not historically recorded at the business unit level, such as expenses related to executive management, finance, legal, human resources, government affairs, information technology and venue operations, among others.
As part of the Entertainment Distribution, certain corporate and operational support functions were transferred to the Company and therefore, charges were reflected in order to properly burden all business units comprising Madison Square Garden Sports Corp.’s historical operations. These expenses have been allocated to Madison Square Garden Sports Corp. operations on the basis of direct usage when identifiable, with the remainder allocated on a pro-rata basis of combined revenues, headcount or other measures of the Company or Madison Square Garden Sports Corp., which are recorded as a reduction of either direct operating expenses or selling, general and administrative expense. In addition, certain of the Company’s contracts with its customers for suite license, sponsorship and venue signage arrangements contain performance obligations that are fulfilled by both the Company and Madison Square Garden Sports Corp. Revenue sharing expenses attributable to Madison Square Garden Sports Corp. have primarily been recorded on the basis of specific identification where possible, with the remainder allocated proportionately as a component of direct operating expenses within the combined statements of operations. See Note 4 to the combined financial statements included in “Part I — Item 1. Financial Statements” of this Quarterly Report on Form 10-Q for additional information on revenue recognition.
Management believes the assumptions underlying the combined financial statements, including the assumptions regarding allocating general corporate expenses, are reasonable. Nevertheless, the combined financial statements may not include all of the actual expenses that would have been incurred by the Company and may not reflect its combined results of operations, financial position and cash flows had it been a stand-alone company during the periods presented. Actual costs that would have been incurred if the Company had been a stand-alone company would depend on multiple factors, including organizational structure and strategic decisions made in various areas, including information technology and infrastructure. The Company is unable to quantify the amounts that it would have recorded during the historical periods on a stand-alone basis as it is not practicable to do so. See Note 1 to the combined financial statements included in “Part I — Item 1. Financial Statements” of this Quarterly Report on Form 10-Q for additional information.

Impact of COVID-19 on Our Business
Our operations and operating results have been, and continue to be, materially impacted by the COVID-19 pandemic and actions taken in response by the government and certain professional sports leagues. As of the date of this Quarterly Report on Form 10-Q, virtually all of the business operations of the Company have been suspended and it is not clear when those operations will resume.
As a result of government mandated assembly limitations and closures, no events are currently permitted to be held at The Garden, Hulu Theater at Madison Square Garden, Radio City Music Hall, the Beacon Theatre and The Chicago Theatre, and virtually all events at our venues are postponed or cancelled through June. We are not recognizing revenue from those events and it is unclear whether and to what extent those events will be rescheduled. The 2020 Boston Calling music festival, which had been slated for Memorial Day weekend, has also been cancelled. Additionally, public officials have imposed mandates limiting restaurants and bars to only take-out and delivery service and requiring that nightlife venues close in the cities in which Tao Group Hospitality operates. As a result, virtually all Tao Group Hospitality venues are closed, which has materially impacted business. The National Basketball Association (the “NBA”) and the National Hockey League (the “NHL”) have also suspended their 2019-20 seasons. It is unclear how long these restrictions will be in effect.
The COVID-19 pandemic has materially impacted our revenues, most significantly because we are currently not generating revenue from:

•	events at The Garden, Hulu Theater at Madison Square Garden, Radio City Music Hall, the Beacon Theatre and The Chicago Theatre;

•	rent payments under the Arena License Agreements (defined below);

•	sponsorships, suite licenses and in-venue advertising;

•	our Tao Group Hospitality dining and nightlife business; and

•	the 2020 Boston Calling music festival.
While we have the ability to reduce certain operating expenses as a result of the COVID-19 pandemic (including (i) direct event expenses at any of our performance venues during the period our business operations are suspended, (ii) advertising and promotional spending for suspended and cancelled games and events and (iii) certain direct operating and SG&A expenses, including at our Tao Group Hospitality business), those expense reduction opportunities are not sufficient to fully offset revenue losses.
Additionally, as a result of operating disruptions due to COVID-19, the Company’s projected cash flows were directly impacted. This disruption along with the deteriorating macroeconomic conditions and industry/market considerations, were considered a “triggering event” for the Tao Group Hospitality reporting unit, which required the Company to assess the carrying value of Tao Group Hospitality’s intangible assets, long-lived assets and goodwill for impairment. Based on this evaluation, the Company recorded a non-cash goodwill impairment charge of $80,698 during the three and nine months ended March 31, 2020 associated with the Tao Group Hospitality reporting unit. In addition, during the three and nine months ended March 31, 2020, the Company recorded non-cash impairment charges associated with one venue within Tao Group Hospitality of $11,573, $6,399 and $3,541, for right-of-use assets, property and equipment assets, and certain intangible assets, respectively. Due to the COVID-19-related shutdown of its venues, TAO Group Hospitality began a review of its lease contracts and could decide to close certain venues (which may later reopen elsewhere) if the landlords are unwilling to make appropriate concessions, which could result in additional charges related to the venue’s long-lived assets.
There was no triggering event identified by the Company for the Entertainment reporting unit as of March 31, 2020. However, the duration and impact of the COVID-19 pandemic may result in additional future impairment charges that management will evaluate as facts and circumstances evolve over time. See Notes 1, 7, 8 and 9 to the combined financial statements included in “Part I - Item 1. Financial Statements” of this Quarterly Report on Form 10-Q for further details.
We are building a state-of-the-art venue in Las Vegas, called MSG Sphere. This is a complex construction project with cutting-edge technology that relies on subcontractors obtaining components from a variety of sources around the world. The widespread global effects of COVID-19 have resulted in significant impediments to construction that are beyond our control, including disruptions to our supply chain. As a result, in April 2020, we implemented a temporary suspension of construction and we expect to incur additional expenses related to stopping and re-starting construction. At this time, we are unable to determine the full impact of COVID-19 related disruptions, however they may impact our cost estimates. We remain committed to building a state-of-the-art venue in Las Vegas and we look forward to quickly and efficiently resuming construction as soon as practicable. As a result of this delay, we do not expect to achieve our goal of opening the venue in calendar year 2021.
A subsidiary of the Company is party to arena license agreements (the “Arena License Agreements”) with subsidiaries of Madison Square Garden Sports Corp. that require the New York Knicks (the “Knicks”) of the NBA and the New York Rangers (the “Rangers”) of the NHL to play their home games at The Garden. Under the Arena License Agreements, the Knicks and the Rangers will pay an annual license fee in connection with their respective use of The Garden. For each, the license fee for the initial contract year ending June 30, 2020 will be prorated based on the number of games scheduled to be played at The Garden between the Distribution date and the end of that contract year. The license fee for the first full contract year ending June 30, 2021 is approximately $22,500 for the Knicks and approximately $16,700 for the Rangers, and then for each subsequent year, the license fees will be 103% of the license fees for the immediately preceding contract year. If, due to a force majeure event (including the government-mandated suspension of events at The Garden as a result of the disruptions caused by COVID-19), capacity at The Garden is limited to 1,000 or fewer attendees, the teams may schedule and play home games at The Garden with amounts payable to the Company under the Arena License Agreements reduced by up to 80%. The teams are not required to pay the license fee during a period in which The Garden is unavailable for home games due to a force majeure event. As a result, we have not yet received any rent payments under the Arena License Agreements and will continue to not receive any rent payments during the government mandated suspension of events at The Garden as a result of the disruptions caused by COVID-19. However, once The Garden becomes available following a force majeure event, future rent payments due under the Arena License Agreements will be payable by the Knicks and the Rangers even if the NBA or NHL seasons do not resume simultaneously or at all.
For more information about the risks to the Company as a result of the COVID-19 pandemic and its impact on our operating results, see “Part II - Item 1A. Risk Factors - Our Operations and Operating Results Have Been, and Continue to be, Materially Impacted by the COVID-19 Pandemic and Government Actions Taken in Response.”
Obscura’s Operating Results
The results of operations of the Company for the three and nine months ended March 31, 2019 included Obscura’s results of operations from its third-party production business. The Company made a decision in the fiscal year 2019 to wind down Obscura’s third-party production business to focus on MSG Sphere development.
Renewal of a Ticketing Agreement
The Company’s operating results for the three and nine months ended March 31, 2019 were impacted by the recognition of additional revenues for events that took place during previous periods as the result of the renewal of the agreement with the Company’s ticketing platform provider during the quarter ended March 31, 2019. The following table presents the impact on the Company’s combined revenues, operating income and adjusted operating income for the three and nine months ended March 31, 2019 from events in the prior periods as a result of the ticketing agreement renewal.

	Three Months Ended March 31, 2019	Nine Months Ended March 31, 2019
Renewal of a Ticketing Agreement	$4,000	$2,000
This MD&A is organized as follows:
Results of Operations. This section provides an analysis of our unaudited results of operations for the three and nine months ended March 31, 2020 and 2019.
Liquidity and Capital Resources. This section provides a discussion of our financial condition and liquidity, an analysis of our cash flows for the nine months ended March 31, 2020 and 2019, as well as certain contractual obligations and off balance sheet arrangements.
Seasonality of Our Business. This section discusses the seasonal performance of our Christmas Spectacular production and Tao Group Hospitality.
Recently Issued Accounting Pronouncements and Critical Accounting Policies. This section discusses accounting pronouncements that have been adopted by the Company, recently issued accounting pronouncements not yet adopted by the Company, as well as the results of the Company’s annual impairment testing of goodwill and identifiable indefinite-lived intangible assets performed during the first quarter of fiscal year 2020 and interim impairment testing of goodwill performed during the third quarter of fiscal year 2020. This section should be read together with our critical accounting policies, which are discussed under “Management's Discussion and Analysis of Financial Condition and Results of Operations — Recently Issued Accounting Pronouncements and Critical Accounting Policies — Critical Accounting Policies” and in the notes to the combined financial statements of the Company’s audited combined financial statements and notes thereto for the fiscal year ended June 30, 2019 included in the Information Statement.
Combined Results of Operations
Comparison of the Three and Nine Months Ended March 31, 2020 versus the Three and Nine Months Ended March 31, 2019
The table below sets forth, for the periods presented, certain historical financial information.

	Three Months Ended
	March 31,		Change (a)
	2020	2019	Amount	Percentage
Revenues	199,861	250,018	(50,157)	(20)%

Direct operating expenses	132,809	158,710	(25,901)	(16)%
Selling, general and administrative expenses	84,186	83,159	1,027	1%
Depreciation and amortization	26,196	26,768	(572)	(2)%
Impairment of intangibles, long-lived assets and goodwill	102,211	—	102,211	NM
Operating loss	(145,541)	(18,619)	(126,922)	NM
Other income (expense):
Loss in equity method investments	(1,096)	(2,881)	1,785	62%
Interest income, net	3,054	4,740	(1,686)	(36)%
Miscellaneous income (expense), net	(17,381)	4,613	(21,994)	NM
Loss from operations before income taxes	(160,964)	(12,147)	(148,817)	NM
Income tax benefit (expense)	10,126	(469)	10,595	NM
Net loss	(150,838)	(12,616)	(138,222)	NM
Less: Net loss attributable to redeemable noncontrolling interests	(22,447)	(7)	(22,440)	NM
Less: Net income (loss) attributable to nonredeemable noncontrolling interests	195	(680)	875	NM
Net loss attributable to the Company	(128,586)	(11,929)	(116,657)	NM

	Nine Months Ended
	March 31,		Change (a)
	2020	2019	Amount	Percentage
Revenues	$767,038	$832,384	$(65,346)	(8)%

Direct operating expenses	472,582	507,249	(34,667)	(7)%
Selling, general and administrative expenses	257,970	231,038	26,932	12%
Depreciation and amortization	80,271	81,606	(1,335)	(2)%
Impairment of intangibles, long-lived assets and goodwill	102,211	—	102,211	NM
Operating income (loss)	(145,996)	12,491	(158,487)	NM
Other income (expense):
Earnings (loss) in equity method investments	(3,739)	17,131	(20,870)	NM
Interest income, net	15,388	11,944	3,444	29%
Miscellaneous expense, net	(2,893)	(4,118)	1,225	30%
Income (loss) from operations before income taxes	(137,240)	37,448	(174,688)	NM
Income tax benefit (expense)	8,686	(1,253)	9,939	NM
Net income (loss)	(128,554)	36,195	(164,749)	NM
Less: Net loss attributable to redeemable noncontrolling interests	(23,851)	(3,662)	(20,189)	NM
Less: Net income (loss) attributable to nonredeemable noncontrolling interests	38	(3,121)	3,159	NM
Net income (loss) attributable to the Company	$(104,741)	$42,978	$(147,719)	NM
_________________
NM — Percentage is not meaningful

(a)
The Company’s operating results were materially impacted during the three and nine months ended March 31, 2020 by the COVID-19 pandemic and government actions taken in response. Please see “— Factors Affecting Results of Operations — Impact of COVID-19 on Our Business” for more information.

Revenues
Revenues for the three months ended March 31, 2020 decreased $50,157, or 20%, to $199,861 as compared to the prior year period. Revenues for the nine months ended March 31, 2020 decreased $65,346, or 8%, to $767,038 as compared to the prior year period. The net decreases were attributable to the following:

	Three	Nine
	Months	Months
Decrease in event-related revenues from concerts	$(17,694)	$(22,600)
Decrease in suite license fee revenues	(9,464)	(9,617)
Decrease in venue-related signage and sponsorship revenues	(6,296)	(11,049)
Decrease in event-related revenues from other live sporting events	(5,204)	(8,704)
(Decrease) increase in revenues associated with entertainment dining and nightlife offerings (a)	(5,037)	1,503
Decrease in event-related revenues from other live entertainment events	(3,889)	(2,068)
Decrease in revenues from Obscura due to the decision to wind down its third-party production business to focus on the development of MSG Sphere	(1,049)	(9,178)
Decrease in ad sales commission due to lower sales in advertising availabilities of MSG Networks	(793)	(552)
Decrease in revenues associated with the expiration of the Wang Theatre booking agreement in February 2019	(632)	(3,883)
Increase in revenues from the presentation of the Christmas Spectacular	275	2,044
Other net decreases	(374)	(1,242)
	$(50,157)	$(65,346)
_________________

(a)
Tao Group Hospitality’s operating results are recorded in the Company’s combined statements of operations on a three-month lag basis. Accordingly, the Company’s results for the three and nine months ended March 31, 2020 include Tao Group Hospitality’s operating results from September 30, 2019 to December 29, 2019 and from April 1, 2019 to December 29, 2019, respectively. As such, the Tao Group Hospitality’s operating results reported above did not include the periods impacted by COVID-19, which will be reflected in the fourth quarter of fiscal year 2020. See “Note 2 to the combined financial statements included in “Part I — Item 1. Financial Statements” of this Quarterly Report on Form 10-Q for further discussion of Tao Group Hospitality’s consolidation.

The decrease in event-related revenues from concerts for the three months ended March 31, 2020 was due to (i) the impact of the temporary closure of venues since March 12, 2020 due to COVID-19, (ii) fewer events held at the Company’s venues prior to the temporary closure of venues on March 12, 2020 as compared to the prior year period, and (iii) the impact of the recognition of additional revenue during the prior year period as a result of the ticketing agreement renewal during the third quarter of fiscal year 2019. For the nine months ended March 31, 2020, the decrease in event-related revenues from concerts was primarily due to (i) lower per-event revenues prior to the temporary closure of venues on March 12, 2020 as compared to the prior year period, (ii) the impact of the temporary closure of venues since March 12, 2020 due to COVID-19, (iii) the impact of the recognition of additional revenue during the prior year period as a result of the ticketing agreement renewal during the third quarter of fiscal year 2019, partially offset by additional events held at the Company’s venues prior to the temporary closure of venues on March 12, 2020 as compared to the prior year period.
The decrease in suite license revenues for the three and nine months ended March 31, 2020 was primarily due to the impact of the temporary closure of venues since March 12, 2020 due to COVID-19. As further described in Note 3 to the Company’s audited combined financial statements for the year ended June 30, 2019 included in the Company’s Information Statement, suite license revenue is recognized proportionately over the license period as the Company satisfies the related performance obligation, which is generally determined based on the Company’s projections for the concentration of scheduled events across fiscal periods. As a result, the amount of suite license revenue recognized over any period of time will vary based on the concentration of scheduled events over that period, and therefore the suite license revenue for the period from March 12 through 31, 2020 is not representative of suite license revenue earned over any other period during the fiscal year.

The decrease in venue-related signage and sponsorship revenues for the three and nine months ended March 31, 2020 was primarily due to the impact of the temporary closure of venues since March 12, 2020 due to COVID-19. In addition, the decrease during the three months ended March 31, 2020 was slightly offset by higher sales of existing sponsorship and signage inventory in the current year period as compared to the prior year period.
The decrease in event-related revenues from other live sporting events for the three months ended March 31, 2020 was primarily due to the cancellation of college basketball events as a result of the temporary closure of venues since March 12, 2020 due to COVID-19, slightly offset by an additional event prior to the temporary closure. The decrease in event-related revenues from other live sporting events for the nine months ended March 31, 2020 was primarily due to the cancellation of college basketball events as a result of the temporary closure of venues since March 12, 2020 due to COVID-19 and fewer events prior to the temporary closure slightly offset by higher per-event revenue.
The decrease in revenues associated with entertainment dining and nightlife offerings for the three months ended March 31, 2020 was primarily due to lower revenues in New York including the impact of closing one venue in January 2019. For the nine months ended March 31, 2020, the increase in revenues associated with entertainment dining and nightlife offerings was primarily due to the impact of new venues (both owned and managed), partially offset by lower revenues at other venues, including the impact of closing one venue in New York in January 2019.
The decreases in event-related revenues from other live entertainment events for the three and nine months ended March 31, 2020 were primarily due to the impact of the temporary closure of venues since March 12, 2020 due to COVID-19. In addition, the decrease in event-related revenues from other live entertainment events for the three months ended March 31, 2020 also included lower per-event revenue prior to the temporary closure of venues on March 12, 2020 as compared to the prior year period. For the nine months ended March 31, 2020, the Company had higher per-event revenue from a theatrical production at the Hulu Theater at Madison Square Garden and The Chicago Theatre in the current year period largely offset by the impact of a large-scale special event held at Radio City Music Hall during the prior year period. The Company did not have a comparable special event in the current year period.
For the three months ended March 31, 2020, the increase in revenues from the presentation of the Christmas Spectacular, as compared to the prior year period, was primarily due to higher per-show ticket-related revenue from an increase in average per-show paid attendance, higher average ticket prices and higher ticket-related fees in the current year period, largely offset by the impact of the recognition of additional revenue during the prior year period as a result of the ticketing agreement renewal during the third quarter of fiscal year 2019.
For the nine months ended March 31, 2020, the increase in revenues from the presentation of the Christmas Spectacular, as compared to the prior year period, was primarily due to the following:

•	higher per-show ticket-related revenue from higher average ticket prices, an increase in average per-show paid attendance, and higher ticket-related fees in the current year period; and

•
higher merchandise revenue due to recording certain merchandise sales on a gross basis (as principal) as a result of transitioning those operations in-house in the current year period that were outsourced in the prior year period.

The increases in per-show ticket-related revenue and merchandise revenue discussed above were partially offset by the impact on ticket-related revenue due to fewer scheduled performances in the current year period as compared to the prior year period. The Company had 199 scheduled Christmas Spectacular performances in this year’s holiday season, of which 186 and 13 took place in the second quarter and third quarter of fiscal year 2020, respectively, as compared to 210 scheduled performances in the prior year’s holiday season, of which 197 and 13 took place in the second quarter and third quarter of fiscal year 2019, respectively. For this year’s holiday season, more than one million tickets were sold, representing a low-single digit percentage decrease as compared to the prior year period.

Direct operating expenses
Direct operating expenses for the three months ended March 31, 2020 decreased $25,901, or 16%, to $132,809 as compared to the prior year period. Direct operating expenses for the nine months ended March 31, 2020 decreased $34,667, or 7%, to $472,582 as compared to the prior year period. The net decreases are attributable to the following:

	Three	Nine
	Months	Months
Decrease in event-related direct operating expenses associated with concerts primarily due to the impact of the temporary closure of venues since March 12, 2020 due to COVID-19	$(6,883)	$(6,958)
Decrease in direct operating expenses associated with suite licenses primarily due to lower revenue sharing expenses associated with suite license fee revenue decreases	(6,112)	(6,793)
Decrease in direct operating expenses associated with the venue-related signage and sponsorship primarily due to lower revenue sharing expenses associated with venue-related signage and sponsorship revenue decreases	(6,014)	(9,686)
Decrease in direct operating expenses associated with entertainment dining and nightlife offerings	(2,880)	(427)
Decrease in event-related expenses associated with live sporting events	(1,863)	(3,529)
Decrease in direct operating expenses associated with Obscura due to the decision to wind down its third-party production business to focus on the development of MSG Sphere	(1,822)	(8,314)
Decrease in event-related direct operating expenses associated with other live entertainment events	(1,115)	(2,384)
Decrease in direct operating expenses associated with the expiration of the Wang Theatre booking agreement in February 2019	(927)	(2,621)
(Decrease) increase in direct operating expenses associated with the presentation of the Christmas Spectacular	(85)	231
Increase in venue operating costs, net of recovery charges from Madison Square Garden Sports Corp.	3,578	6,809
Other net decreases	(1,778)	(995)
	$(25,901)	$(34,667)

For the three months ended March 31, 2020, the decrease in direct operating expenses associated with entertainment dining and nightlife offerings was primarily due to (i) higher expenses during the prior year period at a new venue which opened in September 2018, (ii) lower food and beverage costs and employee compensation and related benefits due to lower revenues, and (iii) the absence of costs related to one venue in New York which closed in January 2019.

The decrease in event-related expenses associated with other live sporting events for the three months ended March 31, 2020 was primarily due to the cancellation of college basketball events as a result of the temporary closure of venues since March 12, 2020 due to COVID-19, slightly offset by an additional event prior to the temporary closure and higher per-event expenses. The decrease in event-related expenses associated with other live sporting events for the nine months ended March 31, 2020 was primarily due to the cancellation of college basketball events as a result of the temporary closure of venues since March 12, 2020 due to COVID-19 and fewer events prior to the temporary closure, slightly offset by higher per-event expenses.
The decrease in event-related direct operating expenses associated with other live entertainment events for the three months ended March 31, 2020 was primarily due to the impact of the temporary closure of venues since March 12, 2020 due to COVID-19. For the nine months ended March 31, 2020, the decrease in event-related direct operating expenses associated with other live entertainment events was due to (i) the impact of a large-scale special event held at Radio City Music Hall during the prior year period with no comparable special event during the current year period, and (ii) the impact of the temporary closure of venues since March 12, 2020 due to COVID-19. The decrease was partially offset by higher per-event expenses from a theatrical production at the Hulu Theater at Madison Square Garden and The Chicago Theatre during the second quarter of the current year period.
The increase in venue operating costs, net for the three and nine months ended March 31, 2020 reflects higher labor-related venue operating costs as the Company continued to pay event-level employees during the temporary shutdown of its venues. In addition, for the three months ended March 31, 2020, this increase was slightly offset by higher recovery charges for venue usage from Madison Square Garden Sports Corp. for hosting the professional sports franchises’ home games of the Knicks and Rangers at The Garden in the current year period as compared to the prior year period.

 Selling, general and administrative expenses
 Selling, general and administrative expenses for the three months ended March 31, 2020 increased $1,027, or 1%, to $84,186 as compared to the prior year period. Selling, general and administrative expenses for the nine months ended March 31, 2020 increased $26,932, or 12%, to $257,970 as compared to the prior year period.
For the three months ended March 31, 2020 the increase was primarily due to higher expenses related to the Company’s MSG Sphere initiative of $13,013, which include increases in personnel, content development and technology costs offset by (i) lower employee compensation and related benefits of $3,814, (ii) lower professional fees of $2,561, (iii) the absence of venue pre-opening costs of $1,443 associated with entertainment dining and nightlife offerings that were recorded in the prior year period, (iv) lower selling, general and administrative expenses associated with Obscura of $1,413 due to the Company’s decision to wind down Obscura’s third-party production business to focus on the development of MSG Sphere, and (v) other net decreases.
For the nine months ended March 31, 2020 the increase was primarily due to (i) higher expenses related to the Company’s MSG Sphere initiative of $31,655, which include increases in personnel, content development and technology costs, (ii) an increase in employee compensation and related benefits of $5,002, and (iii) higher professional fees of $2,225. The increase was partially offset by (i) lower selling, general and administrative expenses associated with Obscura of $6,542 due to the Company’s decision to wind down Obscura’s third-party production business to focus on the development of MSG Sphere, and (ii) the absence of venue pre-opening costs of $5,181 associated with entertainment dining and nightlife offerings that were recorded in the prior year period.
In connection with its MSG Sphere initiative, the Company expects to continue increasing its investment in personnel, content and technology. Based on the timing of these efforts, the Company expects higher expenses in future periods.
Depreciation and amortization
Depreciation and amortization for the three months ended March 31, 2020 decreased $572, or 2%, to $26,196 as compared to the prior year period. Depreciation and amortization for the nine months ended March 31, 2020 decreased $1,335, or 2%, to $80,271 as compared to the prior year period. For the nine months ended March 31, 2020, the decrease was primarily due to certain assets and purchase accounting adjustments being fully depreciated and amortized, partially offset by depreciation and amortization related to a new entertainment dining and nightlife venue.
Impairment of intangibles, long-lived assets and goodwill
The disruptions caused by COVID-19 directly impacted the Company’s projected cash flows resulting in operating disruptions. This disruption along with the deteriorating macroeconomic conditions and industry/market considerations, were considered a “triggering event” for the Company’s Tao Group Hospitality reporting unit, which required the Company to assess the carrying value of Tao Group Hospitality’s intangible assets, long-lived assets and goodwill for impairment. Based on this evaluation, the Company recorded a non-cash impairment charge of $102,211 for the three and nine months ended March 31, 2020, which included impairment charges associated with one venue within Tao Group Hospitality of $3,541 and $17,972, related to a tradename and certain long-lived asset, respectively, and an impairment charge of $80,698 related to goodwill associated with the Tao Group Hospitality reporting unit.
Due to the COVID-19-related shutdown of its venues, TAO Group Hospitality began a review of its lease contracts and could decide to close certain venues (which may later reopen elsewhere) if the landlords are unwilling to make appropriate concessions, which could result in additional charges related to the venue’s long-lived assets.
Operating income (loss)
Operating loss for the three months ended March 31, 2020 increased $126,922 to $145,541 as compared to the prior year period. Operating loss for the nine months ended March 31, 2020 was $145,996 as compared to an operating income of $12,491 in the prior year period. The change in operating loss for the three and nine months ended March 31, 2020 as compared to the prior year period was primarily due to (i) a non-cash impairment of intangibles, long-lived assets and goodwill and, to a lesser extent, (ii) lower revenues, and (iii) higher selling, general and administrative expenses slightly offset by lower direct operating expenses and lower depreciation and amortization, as discussed above.
Earnings (loss) in equity method investments
Loss in equity method investments for the three months ended March 31, 2020 decreased $1,785, or 62%, to $1,096 as compared to the prior year period. Loss in equity method investments for the nine months ended March 31, 2020 was $3,739 as compared to earnings of $17,131 in the prior year period. The decreases were due to the absence of equity earnings from AMSGE and Tribeca Enterprises as the Company sold these investments in December 2018 and August 2019, respectively. For the three and nine months ended March 31, 2019, the Company reported net loss in equity method investments of $1,571 and net earnings in equity method investments of $20,415, respectively, from those investments.
Interest income, net
Net interest income for the three months ended March 31, 2020 decreased $1,686, or 36%, to 3,054 as compared to the prior year period primarily due to lower interest income as a result of (i) lower interest rates, (ii) a change in investment mix, and (iii) the absence of interest income earned on loans extended to AMSGE and Tribeca Enterprises as compared to the prior year period since these loans were fully repaid during the first and second quarters of fiscal year 2020, respectively. The decrease in interest income was partially offset by lower interest expense associated with Tao Group Hospitality, as a result of the refinancing of its credit facility in May 2019, which resulted in a reduction of the outstanding balance payable to third-parties by entering into an intercompany subordinated credit agreement with the Company, as well as lower variable interest rates under the Tao Senior Credit Agreement in the current year period as compared to the previous credit facility in the prior year period. See Note 12 to the combined financial statements included in “Part I — Item 1. Financial Statements” of this Quarterly Report on Form 10-Q for further details of the Tao Senior Credit Agreement.
Net interest income for the nine months ended March 31, 2020 increased $3,444, or 29%, to $15,388 as compared to the prior year period primarily due to lower interest expense associated with Tao Group Hospitality, partially offset by lower interest income as a result of (i) lower interest rates, (ii) a change in investment mix, and (iii) lower interest earned on loans extended to AMSGE and Tribeca Enterprises.
Miscellaneous income (expense), net
Net miscellaneous expense for the three months ended March 31, 2020 was $17,381 as compared to a net miscellaneous income of $4,613 in the prior year period. Net miscellaneous expense for the nine months ended March 31, 2020 decreased $1,225, or 30%, to $2,893 as compared to the prior year period. The change for the three months ended March 31, 2020 was primarily due to the unrealized loss of $17,196 related to the Company’s investment in Townsquare in the current year period as compared to an unrealized gain of $5,261 in the prior year period. See Note 6 and Note 11 to the combined financial statements included in “Part I — Item 1. Financial Statements” of this Quarterly Report on Form 10-Q for additional information related to the investment in Townsquare. For the nine months ended March 31, 2020, the decrease in net miscellaneous expense was primarily due to lower pension and postretirement benefit cost related to the non-service components in accordance with ASU No. 2017-07.
Income taxes
See Note 16 to the combined financial statements included in “Part I — Item 1. Financial Statements” of this Quarterly Report on Form 10-Q for discussions of the Company’s income taxes.
Adjusted operating income (loss)
The Company evaluates performance based on several factors, of which the key financial measure is adjusted operating income (loss), which is a non-GAAP financial measure. We define adjusted operating income (loss) as operating income (loss) before 1) depreciation, amortization and impairments of property and equipment, goodwill and other intangible assets, 2) share-based compensation expense or benefit, 3) restructuring charges or credits, 4) gains or losses on sales or dispositions of businesses and 5) the impact of purchase accounting adjustments related to business acquisitions. Because it is based upon operating income (loss), adjusted operating income (loss) also excludes interest expense (including cash interest expense) and other non-operating income and expense items. We believe that the exclusion of share-based compensation expense or benefit allows investors to better track the performance of the various operating units of our business without regard to the settlement of an obligation that is not expected to be made in cash.
We believe adjusted operating income (loss) is an appropriate measure for evaluating the operating performance of our Company on a consolidated basis. Adjusted operating income (loss) and similar measures with similar titles are common performance measures used by investors and analysts to analyze our performance. We use revenues and adjusted operating income (loss) as the most important indicators of our business performance, and evaluate management’s effectiveness with specific reference to these indicators.
Adjusted operating income (loss) should be viewed as a supplement to and not a substitute for operating income (loss), net income (loss), cash flows from operating activities, and other measures of performance and/or liquidity presented in accordance with GAAP. Since adjusted operating income (loss) is not a measure of performance calculated in accordance with GAAP, this measure may not be comparable to similar measures with similar titles used by other companies.

The Company has presented the components that reconcile operating income (loss), the most directly comparable GAAP financial measure, to adjusted operating income (loss).
The following are the reconciliations of operating income (loss) to adjusted operating income (loss) for the three and nine months ended March 31, 2020 as compared to the prior year periods:

	Three Months Ended
	March 31,		Change
	2020	2019	Amount	Percentage
Operating loss	$(145,541)	$(18,619)	$(126,922)	NM
Share-based compensation	8,836	8,726
Depreciation and amortization (a)	26,196	26,768
Impairment of intangibles, long-lived assets and goodwill (b)	102,211	—
Other purchase accounting adjustments	1,068	1,069
Adjusted operating income (loss)	$(7,230)	$17,944	$(25,174)	NM

	Nine Months Ended
	March 31,		Change
	2020	2019	Amount	Percentage
Operating income (loss)	$(145,996)	$12,491	$(158,487)	NM
Share-based compensation	29,294	27,929
Depreciation and amortization (a)	80,271	81,606
Impairment of intangibles, long-lived assets and goodwill (b)	102,211	—
Other purchase accounting adjustments	4,464	3,717
Adjusted operating income	$70,244	$125,743	$(55,499)	(44)%
_________________
NM — Percentage is not meaningful

(a)
Depreciation and amortization includes purchase accounting adjustments of $3,799 and $3,509 for the three months ended March 31, 2020 and 2019, respectively, and $9,727 and $11,880 for the nine months ended March 31, 2020 and 2019, respectively.

(b)
For the three and nine months ended March 31, 2020, the Company recorded a non-cash impairment charge of $102,211 associated with Tao Group Hospitality. This impairment charge included impairment charges associated with one venue within Tao Group Hospitality of $3,541 and $17,972, related to a tradename and long-lived assets, respectively, in addition to an impairment charge of $80,698 related to goodwill associated with the Tao Group Hospitality reporting unit. See Notes 7 and 9 to the combined financial statements included in “Part I — Item 1. Financial Statements” of this Quarterly Report on Form 10-Q for further details.

Adjusted operating loss for the three months ended March 31, 2020 was $7,230 as compared to adjusted operating income of $17,944 in the prior year period. Adjusted operating income for the nine months ended March 31, 2020 decreased $55,499, or 44%, to $70,244 as compared to the prior year period. The decreases in adjusted operating income were lower than the increases in operating losses primarily due to the impairment of intangibles, long-lived assets and goodwill.

Net income (loss) attributable to redeemable and nonredeemable noncontrolling interests

For the three months ended March 31, 2020, the Company recorded $22,447 of net loss attributable to redeemable noncontrolling interests, including a proportional share of expenses related to impairment charges of $22,997 and purchase accounting adjustments (“PPA Expenses”), which total $22,257 and $195 of net loss attributable to nonredeemable noncontrolling interests, including $57 of PPA Expenses as compared to $7 of net loss attributable to redeemable noncontrolling interests including $1,595 of PPA Expenses and $680 of net loss attributable to nonredeemable noncontrolling interests including $87 of PPA Expenses for the three months ended March 31, 2019.

For the nine months ended March 31, 2020, the Company recorded $23,851 of net loss attributable to redeemable noncontrolling interests, including a proportional share of expenses related to impairment charges of $22,997 and PPA Expenses, which total $25,547, and $38 of net loss attributable to nonredeemable noncontrolling interests, including $171 of PPA Expenses, as compared to $3,662 of net loss attributable to redeemable noncontrolling interests, including $5,499 of PPA Expenses, and $3,121 of net loss attributable to nonredeemable noncontrolling interests, including $261 of PPA Expenses, for the nine months ended March 31, 2019.

These amounts represent the share of net loss from the Company’s investments in Tao Group Hospitality and BCE that are not attributable to the Company.
Liquidity and Capital Resources
Overview
Our operations and operating results have been, and continue to be, materially impacted by the COVID-19 pandemic and actions taken in response by the government and certain professional sports leagues. As of the date of this Quarterly Report on Form 10-Q, nearly all of our business operations have been suspended and it is not clear when those operations will resume. As a result of government mandated assembly limitations and closures, virtually all of our scheduled events at The Garden, Hulu Theater at Madison Square Garden, Radio City Music Hall, the Beacon Theatre and The Chicago Theatre are postponed or cancelled through June, the 2020 Boston Calling music festival, which had been slated for Memorial Day weekend, has also been cancelled, and virtually all Tao Group Hospitality venues are currently closed. The NBA and the NHL suspended their 2019-20 seasons on March 11 and 12, 2020, respectively. No Knicks or Rangers games are currently being played, and it is uncertain if the current seasons will resume. For more information about the impacts and risks to the Company as a result of COVID-19, see “— Impact of COVID-19 on Our Business” and “Item 1A. Risk Factors — Our Operations and Operating Results Have Been, and Continue to be, Materially Impacted by the COVID-19 Pandemic and Government Actions Taken in Response.”
Our primary sources of liquidity are cash and cash equivalents and cash flows from the operations of our businesses. Our principal uses of cash include working capital-related items, capital spending (including our planned construction of large-scale venues in Las Vegas and London), borrowings by Madison Square Garden Sports Corp. under the DDTL Facilities, investments and related loans that we may fund from time to time, repayment of debt, and mandatory purchases from prior acquisitions. We may also use cash to repurchase our common stock. Our decisions as to the use of our available liquidity will be based upon the ongoing review of the funding needs of the business, the optimal allocation of cash resources, and the timing of cash flow generation. To the extent we desire to access alternative sources of funding through the capital and credit markets, challenging U.S. and global economic and market conditions could adversely impact our ability to do so at that time.
We regularly monitor and assess our ability to meet our net funding and investing requirements. We believe we have sufficient liquidity, including approximately $1,004,000 in cash and cash equivalents and $331,000 of short-term investments as of March 31, 2020, to, over the next 12 months, fund our operations, make committed funds available to Madison Square Garden Sports Corp. under the DDTL Facilities, and pursue the development of the new venues discussed below. Cash and cash equivalents as of March 31, 2020 includes unrestricted cash and cash equivalents of $100,000 which was retained by Madison Square Garden Sports Corp. at the time of the Madison Square Garden Entertainment Corp. spin-off. See Note 11 to the combined financial statements included in “Part I — Item 1. Financial Statements” of this Quarterly Report on Form 10-Q for a discussion of the Company’s short-term investments. Our cash and cash equivalents include approximately $223,000 in advance cash proceeds — primarily related to tickets, suites and sponsorships —  all of which would be addressed, to the extent necessary, through refunds, credits, make-goods and/or rescheduled dates.
In connection with the Entertainment Distribution and as an additional source of liquidity for Madison Square Garden Sports Corp. in response to the COVID-19 pandemic, on April 17, 2020, a subsidiary of the Company entered into the DDTL Facilities with subsidiaries of Madison Square Garden Sports Corp. Pursuant to the DDTL Facilities, two of Madison Square Garden Sports Corp.’s subsidiaries, MSG NYK Holdings, LLC and MSG NYR Holdings, LLC will be able to draw up to $110,000 and $90,000, respectively, for general corporate purposes until October 17, 2021, subject to the terms and conditions of the DDTL Facilities. Each DDTL Facility bears interest at a rate equal to LIBOR plus 2.00%, or at the option of Madison Square Garden Sports Corp., a base rate plus 1.00%. If Madison Square Garden Sports Corp. draws down on one or both DDTL Facilities, the outstanding principal balance of each term loan will be due, together with any unpaid interest thereon, on October 17, 2021. If Madison Square Garden Sports Corp. were to fully draw on the DDTL Facilities, the Company’s cash balance would decrease by $200,000. For more information on the DDTL Facilities, see Note 17 to the combined financial statements included in “Part I — Item 1. Financial Statements” of this Quarterly Report on Form 10-Q.

On March 31, 2020, the Company’s Board of Directors authorized, effective following the Entertainment Distribution, a share repurchase program to repurchase up to $350 million of the Company’s Class A Common Stock. Under the authorization, shares of Class A Common Stock may be purchased from time to time in open market transactions, in accordance with applicable insider trading and other securities laws and regulations. The timing and amount of purchases will depend on market conditions and other factors. No shares have been repurchased to date.
MSG Spheres
The Company has made significant progress on MSG Sphere at The Venetian, its state-of-the-art entertainment venue under construction in Las Vegas.
The Company expects the venue to have a number of significant revenue streams, including a wide variety of content such as attractions, concert residencies, corporate and select sporting events, as well as sponsorship and premium hospitality opportunities. As a result, we anticipate that MSG Sphere at The Venetian will generate substantial revenue and adjusted operating income on an annual basis.
Our current cost estimate, inclusive of core technology and soft costs, for MSG Sphere at The Venetian is approximately $1,660,000. This cost estimate is net of $75,000 that the Las Vegas Sands Corp. has agreed to pay to defray certain construction costs and also excludes significant capitalized and non-capitalized costs for items such as content creation, internal labor, and furniture and equipment. Relative to our current cost estimate above, our actual construction costs for MSG Sphere at The Venetian incurred through March 31, 2020 were approximately $349,000, which is net of $65,000 received from Las Vegas Sands Corp. during the nine months ended March 31, 2020. In addition, the amount of construction costs incurred as of March 31, 2020 includes approximately $67,600 of accrued expenses that were not yet paid as of that date. As with any major construction project, the construction of MSG Sphere is subject to potential unexpected delays, costs or other complications.
The MSG Sphere at The Venetian is a complex construction project with cutting-edge technology that relies on subcontractors obtaining components from a variety of sources around the world. The effects of COVID-19 have resulted in significant impediments to construction that are beyond our control, including disruptions to our supply chain. As a result, in April 2020, we implemented a temporary suspension of construction, and we expect to incur additional expenses related to stopping and re-starting construction. At this time, we are unable to determine the full impact of the COVID-19 related disruptions, however they may impact our cost estimates. The Company remains committed to building a state-of-the-art venue in Las Vegas and looks forward to quickly and efficiently resuming construction as soon as practicable. As a result of this delay, we do not expect to achieve our goal of opening the venue in calendar year 2021.
See Exhibit 10.18 to Amendment No. 1 to the Company’s registration statement on Form 10 filed on March 18, 2020 for a copy of the Construction Agreement, dated May 31, 2019, by and between MSG Las Vegas, LLC and Hunt Construction Group Inc. (AECOM).
In February 2018, we announced the purchase of land in Stratford, London, which we expect will become home to a future MSG Sphere. Cost estimates for MSG Sphere in London are still in development as the Company continues to refine its design, which it currently expects will be substantially similar to MSG Sphere in Las Vegas, including having approximately the same seating capacity. The Company submitted a planning application to the local planning authority in March 2019 and the planning application process has continued in 2020. The Company is using this time to continue building on its design and construction learnings in Las Vegas, which it will leverage in London. And as we work through this planning application and design process, we expect our timeline will evolve and, therefore, we do not have a target opening date at this time.
With regard to MSG Sphere at The Venetian, the Company plans to finance the construction of the venue from cash-on-hand and cash flows from operations, as well as additional debt financing. The Company expects to incur $400,000 of new long-term financing by a subsidiary of the Company that indirectly owns an interest in its venues, which is expected to be comprised of a term loan of $225,000 and a revolving credit facility with $175,000 of borrowing capacity. If the Company’s cash flows from operations are not sufficient to finance the remaining construction costs of MSG Sphere at The Venetian, the Company would need to complete additional debt financing. There is no assurance that the Company will be able to obtain such capital.
While the Company plans to self-fund the construction of MSG Sphere at The Venetian, the Company’s intention for any future venues is to explore other options, including non-recourse debt financing, joint ventures, equity partners and a managed venue model.

Tao Group Hospitality
Liquidity
Tao Group Hospitality’s principal uses of cash include working capital related-items, investments in new venues, tax-related cash distributions, interest expense payments, and repayments of debt. Tao Group Hospitality plans to grow its business through the opening of new venues. Tao Group Hospitality’s business and liquidity have been materially impacted by the COVID-19 pandemic, and all Tao Group Hospitality venues are currently closed. However, we believe that Tao Group Hospitality has sufficient liquidity from cash-on-hand, its revolving credit facility and committed capital from the Company to fund its operations and service its debt obligations and pursue new business opportunities over the next 12 months.
Financing Agreements
On May 23, 2019, TAOIH and TAOG, entered into the Tao Senior Credit Agreement with JPMorgan Chase Bank, N.A., and the lenders party thereto. The Tao Senior Credit Agreement provides TAOG with the Tao Senior Secured Credit Facilities consisting of: (i) an initial $40,000 term loan facility with a term of five years and (ii) the Tao Revolving Credit Facility. The Tao Senior Secured Credit Facilities were obtained without recourse to the Company or any of its affiliates (other than TAOG, TAOIH and its subsidiaries). There was no outstanding amount drawn on the Tao Revolving Credit Facility as of March 31, 2020. As of March 31, 2020, TAOIH was in compliance with the required financial covenants.
Tao Group Hospitality has financed its operations under the Tao Senior Credit Agreement, including with the $25,000 revolving credit facility. As a result of the COVID-19 effects, Tao Group Hospitality will not be in compliance with the required financial covenants under the Tao Senior Credit Agreement as of June 30, 2020 absent an amendment or waiver, and it has entered into discussions with its senior secured lenders to obtain such an amendment or waiver. If Tao Group Hospitality cannot obtain an amendment or waiver from its lenders, it may not have access to the revolving credit facility under the Tao Senior Credit Agreement to finance its operations and expansion strategy, and may not be able to secure alternative sources of third-party financing. In such event, the Company has committed to provide Tao Group Hospitality with capital to service its debt obligations.
On May 23, 2019, a subsidiary of the Company and a subsidiary of Tao Group Hospitality entered into the Tao Subordinated Credit Agreement providing for a credit facility of $49,000 that matures in August 2024. During the nine months ended March 31, 2020, Tao Group Hospitality repaid $5,000 under the Tao Subordinated Credit Agreement. The balances and interest-related activities pertaining to the Tao Subordinated Credit Agreement have been eliminated in the combined financial statements in accordance with ASC Topic 810, Consolidation.
See Note 12 to the combined financial statements included in “Part I - Item 1. Financial Statements” of this Quarterly Report on Form 10-Q for discussions of the Company’s debt obligations and various financing agreements.
Bilateral Letters of Credit Lines
The Company has established bilateral credit lines with a bank to issue letters of credit in support of the Company’s business operations. The Company pays fees for the letters of credit that are credited against interest income the Company receives in return from its investments in notes receivable with the same bank. As of March 31, 2020, the Company had $11,079 of letters of credit outstanding pursuant to which fees were credited against a note investment, which included two letters of credit for $750 pertaining to Tao Group Hospitality as of December 29, 2019.
Sale of the Forum
On March 24, 2020, the Company, through three of its wholly-owned subsidiaries, MSG National Properties, LLC (the “Seller”), MSG Entertainment Group, LLC (“Seller Parent”), and MSG Forum, LLC (“MSG Forum”), entered into the MIPA with CAPSS LLC (the “Buyer”) and Polpat LLC. Pursuant to the MIPA, (i) the Seller agreed to sell 100% of the membership interests of MSG Forum to the Buyer, (ii) MSG Forum, Seller Parent, the Buyer and certain other parties agreed to mutually release all claims and counterclaims at issue in the previously disclosed lawsuit against the City of Inglewood and other defendants, including the Buyer, related to the planned new Los Angeles Clippers arena project of the Buyer, as well as other related litigations, and (iii) the Buyer agreed to pay the Seller cash consideration, which was deposited in escrow prior to closing, of $400,000, subject to certain adjustments. On May 1, 2020, the Company completed the transaction. The transaction resulted in an approximately $322,000 increase in cash to the Company after transaction costs and income tax. The $322,000 includes approximately $64,000 of net working capital adjustments, resulting in net cash proceeds to the Company of approximately $258,000 (which amount remains subject to change).

Contractual Obligations
Our contractual obligations as of the fiscal year ended June 30, 2019 are summarized in the table of contractual obligations disclosed under “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Contractual Obligations” in the Information Statement.
The Company adopted ASU No. 2016-02, Leases (Topic 842), on July 1, 2019. As a result, the contractual obligations related to future lease payments, which were historically reported as off-balance sheet commitments, are now reflected on the combined balance sheet as lease liabilities as of March 31, 2020. See Note 8 to the combined financial statements included in “Part I — Item 1. Financial Statements” of this Quarterly Report on Form 10-Q for more details about the lease liabilities. Except as described above with respect to lease accounting, the Company did not have any material changes in its contractual obligations since the end of fiscal year 2019 other than activities in the ordinary course of business.
Cash Flow Discussion

As of March 31, 2020, cash, cash equivalents and restricted cash totaled $1,021,848, as compared to $1,092,065 as of June 30, 2019. The following table summarizes the Company’s cash flow activities for the nine months ended March 31, 2020 and 2019:

	Nine Months Ended March 31,
	2020	2019
Net income (loss)	$(128,554)	$36,195
Adjustments to reconcile net income (loss) to net cash provided by operating activities	218,068	102,134
Subtotal	$89,514	$138,329
Changes in working capital assets and liabilities	47,437	(93,363)
Net cash provided by operating activities	$136,951	$44,966
Net cash used in investing activities	(477,984)	(156,851)
Net cash provided by financing activities	266,900	32,578
Effect of exchange rates on cash, cash equivalents and restricted cash	3,916	6,440
Net decrease in cash, cash equivalents and restricted cash	$(70,217)	$(72,867)
Operating Activities
Net cash provided by operating activities for the nine months ended March 31, 2020 improved by $91,985 to $136,951 as compared to the prior year period primarily due to changes in working capital assets and liabilities which include (i) higher increase in accrued and other liabilities primarily due to funds received from Las Vegas Sands Corp. in connection with the ground lease in Las Vegas, (ii) lower increase in accounts receivable as a result of the temporary closure of venues due to COVID-19, and (iii) higher collections due to promoters as events were postponed as a result of the temporary closure of venues due to COVID-19. The increase in cash provided by the changes in working capital discussed above was partially offset by the decrease from net income in the current year period adjusted for non-cash items.
Investing Activities
Net cash used in investing activities for the nine months ended March 31, 2020 increased by $321,133 to $477,984 as compared to the prior year period primarily due to (i) an increase in purchase of short-term investments in the current year period as compared to the prior year period, (ii) higher capital expenditures in the current year period as compared to the prior year period, of which substantially all are related to the Company’s planned MSG Spheres in Las Vegas and London, and (iii) lower proceeds received from the sale of the Company’s 50% interest in AMSGE in the prior year period compared to the sale of the Company’s 50% interest in Tribeca in the current year period. This increase was partially offset by (i) proceeds from maturity of short-term investments, (ii) a loan repayment received from subordinated note, (iii) lower investments made in nonconsolidated affiliates in the current year period as compared to the prior year period, and (iv) acquisition of notes receivable during the prior year period as compared to none during the current year period.
Financing Activities
Net cash provided by financing activities for the nine months ended March 31, 2020 increased by $234,322 to $266,900 as compared to the prior year period primarily due to net transfers to Madison Square Garden Sports Corp. and Madison Square Garden Sports Corp.’s subsidiaries and slightly offset by a repayment on the Tao Revolving Credit Facility.

Seasonality of Our Business
The dependence on revenues from the Christmas Spectacular generally means the Company earns a disproportionate share of its revenues and operating income in the second quarter of the Company’s fiscal year. In addition, while it does not have a material impact on seasonality of our business, the first and third calendar quarters are seasonally lighter quarters for Tao Group Hospitality as compared to its second and fourth calendar quarters. As the Company reports Tao Group Hospitality results of operations on a three-month lag basis, the seasonally lighter quarters for Tao Group Hospitality are reflected in the second and fourth quarters of the Company’s fiscal year. See Note 2 to the combined financial statements included in “Part I — Item 1. Financial Statements” of this Quarterly Report on Form 10-Q for more information regarding the consolidation on a three-month lag basis of Tao Group Hospitality.
Recently Issued Accounting Pronouncements and Critical Accounting Policies
Recently Issued Accounting Pronouncements
See Note 2 to the combined financial statements included in “Part I — Item 1. Financial Statements” of this Quarterly Report on Form 10-Q for discussion of recently issued accounting pronouncements.
Critical Accounting Policies
The preparation of the Company’s combined financial statements in conformity with GAAP requires management to make estimates and assumptions about future events. These estimates and the underlying assumptions affect the amounts of assets and liabilities reported, disclosures about contingent assets and liabilities, and reported amounts of revenues and expenses. Management believes its use of estimates in the combined financial statements to be reasonable. The significant accounting policies which we believe are the most critical to aid in fully understanding and evaluating our reported financial results include the following:
The following discussion has been included to provide the results of our annual impairment testing of goodwill and identifiable indefinite-lived intangible assets performed during the first quarter of fiscal year 2020 and our interim impairment testing of goodwill and long-lived assets during the quarter ended March 31, 2020. In addition, the Company elected to adopt ASU No. 2017-04, Intangibles - Goodwill and Other (Topic 350): Simplifying the Accounting for Goodwill Impairment in the third quarter of fiscal year 2020 in connection with its interim goodwill impairment test performed as of March 31, 2020, as discussed further below. ASU No. 2017-04 removes Step 2 of the goodwill impairment test, which requires a hypothetical purchase price allocation. A goodwill impairment will now be the amount by which a reporting unit’s carrying value exceeds its fair value, not to exceed the carrying amount of goodwill.
Subsequent to the issuance of the Company’s audited combined financial statements and notes thereto for the year ended June 30, 2019 included in the Company’s Information Statement, the Company adopted the ASC Topic 842, Leases in the first quarter of fiscal year 2020. See Note 2. Accounting Policies and Note 8. Leases to the combined financial statements included in “Part I — Item 1. Financial Statements” of this Quarterly Report on Form 10-Q for discussion of leases and the adoption impact.
There have been no other material changes to the Company’s critical accounting policies from those set forth in Note 2. Summary of Significant Accounting Policies of the Company’s audited combined financial statements and notes thereto for the year ended June 30, 2019 included in the Company’s Information Statement.
Arrangements with Multiple Performance Obligations and Principal versus Agent Revenue Recognition
See Note 3. Revenue Recognition of the Company’s audited combined financial statements and notes thereto for the year ended June 30, 2019 included in the Company’s Information Statement for discussion of (i) the Company’s arrangements with multiple performance obligations, primarily multi-year sponsorship agreements and (ii) the application of principal versus agent revenue recognition guidance, and the related revenue sharing expenses attributable to Madison Square Garden Sports Corp. for suite license arrangements and venue signage and sponsorship agreements, as well as the advertising sales representation agreement with MSG Networks.

Goodwill
Goodwill is tested annually for impairment as of August 31st and at any time upon the occurrence of certain events or substantive changes in circumstances. The Company performs its goodwill impairment test at the reporting unit level, which is one level below the operating segment level. As of March 31, 2020. the Company had one operating and reportable segment consistent with the process the Company’s management followed in making decisions and allocating resources to the business.
For purposes of evaluating goodwill for impairment, the Company has two reporting units: Entertainment and Tao Group Hospitality. Tao Group Hospitality was acquired after the annual goodwill impairment test for fiscal year 2017 and represents a separate reporting unit within the Company for goodwill impairment testing.
The goodwill balance reported on the Company’s combined balance sheet as of March 31, 2020 by reporting unit was as follows:

Entertainment	$74,111
Tao Group Hospitality	7,885
$81,996
The Company has the option to perform a qualitative assessment to determine if an impairment is more likely than not to have occurred. If the Company can support the conclusion that it is not more likely than not that the fair value of a reporting unit is less than its carrying amount, the Company would not need to perform a quantitative impairment test for that reporting unit. If the Company cannot support such a conclusion or the Company does not elect to perform the qualitative assessment, the first step of the goodwill impairment test is used to identify potential impairment by comparing the fair value of a reporting unit with its carrying amount, including goodwill. The estimates of the fair value of the Company’s reporting units are primarily determined using discounted cash flows and comparable market transactions. These valuations are based on estimates and assumptions including projected future cash flows, discount rates, determination of appropriate market comparables and the determination of whether a premium or discount should be applied to comparables. Significant judgments inherent in a discounted cash flow analysis include the selection of the appropriate discount rate, the estimate of the amount and timing of projected future cash flows and identification of appropriate continuing growth rate assumptions. The discount rates used in the analysis are intended to reflect the risk inherent in the projected future cash flows. Subsequent to the adoption of ASU No. 2017-04 in the third quarter of fiscal year 2020, the amount of an impairment loss is measured as the amount by which a reporting unit’s carrying value exceeds its fair value determined in step one, not to exceed the carrying amount of goodwill. Prior to the adoption of ASU No. 2017-04, if the carrying amount of a reporting unit exceeded its fair value, the second step of the goodwill impairment test was performed to measure the amount of impairment loss, if any. The second step of the goodwill impairment test compared the implied fair value of the reporting unit’s goodwill with the carrying amount of that goodwill. If the carrying amount of the reporting unit’s goodwill exceeded the implied fair value of that goodwill, an impairment loss was recognized in an amount equal to that excess. The implied fair value of goodwill was determined in the same manner as the amount of goodwill that would be recognized in a business combination.
The Company elected to perform the qualitative assessment of impairment for both of the Company’s reporting units for the fiscal year 2020 impairment tests. These assessments considered factors such as:
•macroeconomic conditions;
•industry and market considerations;
•cost factors;
•overall financial performance of the reporting units;
•other relevant company-specific factors such as changes in management, strategy or customers; and
•relevant reporting unit specific events such as changes in the carrying amount of net assets.

During the first quarter of fiscal year 2020, the Company performed its most recent annual impairment test of goodwill and determined that there were no impairments of goodwill identified for any of its reporting units as of the impairment test date. Based on these impairment tests, the Company’s Entertainment and Tao Group Hospitality reporting units had sufficient safety margins, representing the excess of the estimated fair value of each reporting unit, derived from the most recent quantitative assessments, less its respective carrying value (including goodwill allocated to each respective reporting unit). The most recent quantitative assessments were used in making this determination and due to the proximity of the acquisition date for Tao Group Hospitality to the goodwill impairment test date, the initial purchase price was assumed to be the fair value of the Tao Group Hospitality reporting unit for purposes of the goodwill impairment test. The Company believes that if the fair value of the reporting unit exceeds its carrying value by greater than 10%, a sufficient safety margin has been realized.
During the third quarter of fiscal year 2020, the Company’s operating results have been, and continue to be, materially impacted by the COVID-19 pandemic and actions taken in response by the government and certain professional sports leagues, including government mandated assembly limitations and venue, restaurant, bar and nightclub closures impacting both of the Company’s reporting units. While the Company concluded that the effects of COVID-19 would not more likely than not reduce the fair value of its Entertainment reporting unit below its carrying amount, the Company concluded a triggering event had occurred for its Tao Group Hospitality reporting unit as of March 31, 2020 as a result of COVID-19. Accordingly, the Company performed an interim quantitative impairment test as of March 31, 2020 (“interim testing date”) for the Tao Group Hospitality reporting unit, which required the Company to assess the carrying value of its long-lived assets, amortizable intangible assets and goodwill as of the interim test date.
Amortizable intangible assets and other long-lived assets are grouped and evaluated for impairment at the lowest level for which there are identifiable cash flows that are independent from cash flows from other assets and liabilities. In determining whether an impairment of long-lived assets has occurred, the Company considers both qualitative and quantitative factors. The quantitative analysis involves estimating the undiscounted future cash flows directly related to that asset group and comparing the resulting value against the carrying value of the asset group. If the carrying value of the asset group is greater than the sum of the undiscounted future cash flows, an impairment loss is recognized for the difference between the carrying value of the asset group and its estimated fair value.
For the interim impairment test, the Company estimated the fair value of the Tao Group Hospitality reporting unit based on a discounted cash flow model (income approach). This approach relied on numerous assumptions and judgments that were subject to various risks and uncertainties. Principal assumptions utilized, all of which are considered Level III inputs under the fair value hierarchy (see Note 9 to the combined financial statements included in “Part I — Item 1. Financial Statements” of this Quarterly Report on Form 10-Q), include the Company’s estimates of future revenue and terminal growth rates, margin assumptions and the discount rate applied to estimate future cash flows. The assumptions utilized are subject to a high degree of judgment and complexity, particularly in light of economic and operational uncertainty that exists as a result of COVID-19 as of March 31, 2020.
Based upon the results of the Company’s interim quantitative impairment test, the Company concluded that the carrying value of the Tao Group Hospitality reporting unit exceeded its estimated fair value (“Fair Value Deficit”) as of the interim testing date by $102,211. Based on the evaluation of amortizable intangible assets and other long-lived assets, the Company recorded non-cash impairment charges of $11,573, $6,399 and$3,541, for right-of-use assets, property and equipment, and certain intangible assets, respectively, which were associated with a single venue within Tao Group Hospitality. The remaining Tao Group Hospitality Fair Value Deficit was allocated to goodwill for a non-cash goodwill impairment charge of $80,698. The goodwill impairment charge was calculated as the amount that the adjusted carrying value of the reporting unit, including any goodwill, exceeded its fair value. Upon completion of the quantitative impairment test and recording of the associated impairments, as of March 31, 2020, the carrying value of the Tao Group Hospitality reporting unit equals its fair value, whereas the Company’s other reporting unit still maintain a headroom that is sufficiently in excess of its carrying values. See “Part II — Item 1A. Risk Factors” for more information about the risks to the Company’s business operations as a result of the COVID-19 pandemic.

Identifiable Indefinite-Lived Intangible Assets
Identifiable indefinite-lived intangible assets are tested annually for impairment as of August 31st and at any time upon the occurrence of certain events or substantive changes in circumstances. The following table sets forth the amount of identifiable indefinite-lived intangible assets reported in the Company’s combined balance sheet as of March 31, 2020:

Trademarks	$61,881
Photographic related rights	3,000
$64,881
The Company has the option to perform a qualitative assessment to determine if an impairment is more likely than not to have occurred. In the qualitative assessment, the Company must evaluate the totality of qualitative factors, including any recent fair value measurements, that impact whether an indefinite-lived intangible asset other than goodwill has a carrying amount that more likely than not exceeds its fair value. The Company must proceed to conducting a quantitative analysis, if the Company (i) determines that such an impairment is more likely than not to exist, or (ii) forgoes the qualitative assessment entirely. Under the quantitative assessment, the impairment test for identifiable indefinite-lived intangible assets consists of a comparison of the estimated fair value of the intangible asset with its carrying value. If the carrying value of the intangible asset exceeds its fair value, an impairment loss is recognized in an amount equal to that excess. For all periods presented, the Company elected to perform the qualitative assessment of impairment for the photographic related rights and the majority of the trademarks. These assessments considered the events and circumstances that could affect the significant inputs used to determine the fair value of the intangible asset. Examples of such events and circumstances include:
•cost factors;
•financial performance;
•legal, regulatory, contractual, business or other factors;
•other relevant company-specific factors such as changes in management, strategy or customers;
•industry and market considerations; and
•macroeconomic conditions.
During the first quarter of fiscal year 2020, the Company performed its most recent annual impairment test of the identifiable indefinite-lived intangible assets and determined that there were no impairments identified. Based on these impairment tests, the Company’s indefinite-lived intangible assets had sufficient safety margins, representing the excess of each identifiable indefinite-lived intangible asset’s estimated fair value over its respective carrying value. The Company believes that if the fair value of an indefinite-lived intangible asset exceeds its carrying value by greater than 10%, a sufficient safety margin has been realized.
Item 3. Quantitative and Qualitative Disclosures About Market Risk
Except for the broad effects of COVID-19 as a result of its negative impact on the global economy and major financial markets, which we cannot reasonably estimate, there were no material changes to the disclosures regarding market risks in connection with our pension and postretirement plans, interest rate risk exposure, foreign currency exchange rate risk, and commodity risk exposure. For sensitivity analysis and other information regarding market risks we face in connection with our Pension Plans and Postretirement Plan, see “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Recently Issued Accounting Pronouncements and Critical Accounting Policies — Critical Accounting Policies — Defined Benefit Pension Plans and Other Postretirement Benefit Plan” in the Information Statement. In addition, see Item 2, “— Management’s Discussion and Analysis of Financial Condition and Results of Operations — Factors Affecting Results of Operations — Impact of COVID-19 on Our Business” of this Quarterly Report on Form 10-Q for discussions of disruptions caused by COVID-19. We do not have any meaningful commodity risk exposures associated with the operation of our venues.
Potential Interest Rate Risk Exposure:
The Company, through the consolidation of Tao Group Hospitality, has potential interest rate risk exposure related to borrowings incurred under the Tao Senior Secured Credit Facilities. Changes in interest rates may increase interest expense payments with respect to any borrowings incurred under the Tao Senior Secured Credit Facilities.
Borrowings under the Tao Senior Secured Credit Facilities incur interest, depending on Tao Group Operating LLC’s election, at a floating rate based upon LIBOR, the U.S. Federal Funds Rate or the U.S. Prime Rate, plus, in each case, an additional spread which is dependent upon the total leverage ratio at the time. Accordingly, the Tao Senior Secured Credit Facilities are subject to interest rate risk with respect to the tenor of any borrowings incurred. See Note 12 to the combined financial statements included in “Part I - Item 1. Financial Statements” of this Quarterly Report on Form 10-Q for additional information on interest rate. For the nine months ended March 31, 2020, the interest rate on the Tao Senior Secured Credit Facilities ranged from 4.91% to 3.25% and it was approximately 3.28% as of March 31, 2020. The effect of a hypothetical 100 basis point and a hypothetical 200 basis point increase in floating interest rates prevailing as of March 31, 2020 and continuing for a full year would increase interest expense of the amount outstanding on the Tao Senior Secured Credit Facilities by $350 and $700, respectively.
Foreign Currency Exchange Rate Exposure:
We are exposed to market risk resulting from foreign currency fluctuations, primarily to the British pound sterling through our net investment position initiated with our acquisition of land in London in the second quarter of fiscal year 2018 for future MSG Sphere development and through cash and invested funds which will be deployed in the construction of our London venue. We may evaluate and decide, to the extent reasonable and practical, to reduce the translation risk of foreign currency fluctuations by entering into foreign currency forward exchange contracts with financial institutions. If we were to enter into such hedging transactions, the market risk resulting from foreign currency fluctuations is unlikely to be entirely eliminated. We do not plan to enter into derivative financial instrument transactions for foreign currency speculative purposes. During the past 12 months ended March 31, 2020, the GBP/USD exchange rate ranged from 1.3357 to 1.1491 as compared to GBP/USD exchange rate of 1.2449 as of March 31, 2020, a fluctuation of approximately 7-8%. As of March 31, 2020, a uniform hypothetical 8% fluctuation in the GBP/USD exchange rate would have resulted in a change of approximately $23,700 in the Company’s net asset value.
Item 4. Controls and Procedures
An evaluation was carried out under the supervision and with the participation of the Company’s management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934). Based on that evaluation, the Company’s Chief Executive Officer and Chief Financial Officer concluded that as of March 31, 2020 the Company’s disclosure controls and procedures were effective.
There were no changes in the Company’s internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) of the Securities Exchange Act of 1934) during the quarter ended March 31, 2020 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II—OTHER INFORMATION
Item 1. Legal Proceedings
On March 29, 2019, a purported stockholder of Madison Square Garden Sports Corp. filed a complaint in the Court of Chancery of the State of Delaware, derivatively on behalf of Madison Square Garden Sports Corp., against certain directors of Madison Square Garden Sports Corp. who are members of the Dolan family group and against the directors of Madison Square Garden Sports Corp. who are members of the Compensation Committee (collectively, the “Director Defendants”). Madison Square Garden Sports Corp. is also named as a nominal defendant in the complaint. The complaint alleges that the Director Defendants breached their fiduciary duties to Madison Square Garden Sports Corp. stockholders in approving the compensation packages for James L. Dolan in his capacity as the Executive Chairman and Chief Executive Officer of Madison Square Garden Sports Corp. The complaint seeks monetary damages in an unspecified amount from the Director Defendants in favor of Madison Square Garden Sports Corp.; rescission of Mr. Dolan’s employment agreements; restitution and disgorgement by Mr. Dolan in respect of his compensation; and costs and disbursements for the plaintiff. On June 5, 2019, Madison Square Garden Sports Corp.’s Board of Directors formed a Special Litigation Committee to investigate the claims made by the plaintiff and to determine Madison Square Garden Sports Corp.’s response thereto. The litigation has been stayed while the Special Litigation Committee’s work is ongoing.
The Company is a defendant in various other lawsuits. Although the outcome of these lawsuits cannot be predicted with certainty (including the extent of available insurance), management does not believe that resolution of these lawsuits will have a material adverse effect on the Company.
Item 1A. Risk Factors
The risk factor set forth below should be read carefully in conjunction with the risk factors discussed in the Company’s Information Statement, dated April 6, 2020 (the “Information Statement”), which could materially affect our business, financial condition and results of operations. The discussion in “Part I — Item 2 - Management’s Discussion and Analysis of Financial Condition and Results of Operations” in this Quarterly Report on Form 10-Q also includes additional information that may supplement or update the discussion of risk factors below and in our Information Statement.
Our Operations and Operating Results Have Been, and Continue to be, Materially Impacted by the COVID-19 Pandemic and Government Actions Taken in Response.
An outbreak of a novel strain of coronavirus, COVID-19, in December 2019 subsequently became a pandemic after spreading to multiple countries, including the United States. As of the date of this Quarterly Report on Form 10-Q, virtually all of our business operations have been suspended and it is not clear when those operations will resume.
As a result of government mandated assembly limitations and closures, no events are currently permitted to be held at The Garden, Hulu Theater at Madison Square Garden, Radio City Music Hall, the Beacon Theatre and The Chicago Theatre, and virtually all events at our venues are postponed or cancelled through June. The 2020 Boston Calling music festival, which had been slated for Memorial Day weekend, has also been cancelled. All NBA and NHL games have been suspended. We are not recognizing revenue from those events and it is unclear whether and to what extent those events will be rescheduled. Additionally, public officials have imposed mandates limiting restaurants and bars to only take-out and delivery service and requiring that nightlife venues close in the cities in which Tao Group Hospitality operates. As a result, virtually all Tao Group Hospitality venues are currently closed, which has materially impacted the business. It is unclear how long these restrictions will be in effect.
Even if the bans on public assembly and closures are lifted in the near future, concerns about the COVID-19 pandemic could deter artists from touring and/or substantially decrease the use of and demand for our venues. It is also possible that continuing concerns related to COVID-19 could cause professional sports teams in the United States to play games without an audience or deter our employees and vendors from working at our venues. As a result of the government mandates and possibility of continued concerns, we are facing a potentially lengthy period of time in which we are unable to host and book events due to the uncertainty around COVID-19. It is also unclear whether and to what extent COVID-19 concerns will impact the use of and/or demand for our entertainment and dining and nightlife venues, and demand for our sponsorship and advertising assets, even after the restrictions are lifted.
The impact of cancelled events, closed venues and reduced attendance, including at our dining and nightlife venues, will substantially decrease our revenues. In all cases, we will not be able to reduce our expenses, many of which are fixed over the near-term, to the same degree as our decline in revenues, which will adversely affect our results of operations and cash flow to a greater extent.

Our business is particularly sensitive to reductions in travel and discretionary consumer spending. We cannot predict the time period over which our business will be impacted by COVID-19. Over the long-term, COVID-19 could impede economic activity in impacted regions or globally, causing a global recession, leading to a further decline in discretionary spending on sports and entertainment events and other leisure activities, which could result in long-term effects on our business. For example, Tao Group Hospitality, which has dining and nightlife venues in New York City, Las Vegas, Los Angeles, Chicago, Singapore and Australia, would be adversely affected by a decline in discretionary spending.
Even after our businesses resume operations there can be no assurances that guests at our venues or vendors and employees working at our venues will not contract COVID-19 at one of our venues. Any such occurrence could result in litigation, legal and other costs and reputational risk that could materially and adversely impact our business and results of operations.
We are building the MSG Sphere in Las Vegas. This is a complex construction project with cutting-edge technology that relies on subcontractors obtaining components from a variety of sources around the world. The widespread global effects of COVID-19 have resulted in significant impediments to construction that are beyond our control, including disruptions to our supply chain. As a result, in April 2020, we implemented a temporary suspension of construction, and we expect to incur additional expense related to stopping and re-starting construction. At this time, we are unable to determine the full impact of coronavirus-related disruptions, however, they may impact our cost estimates. We remain committed to building a state-of-the-art venue in Las Vegas and look forward to quickly and efficiently resuming construction as soon as practicable. As a result of this delay, we do not expect to achieve our goal of opening the venue in calendar year 2021.
For the reasons set forth above and other reasons that may come to light as the COVID-19 outbreak and protective measures expand, we cannot reasonably estimate the impact to our future revenues, results of operations, cash flows or financial condition, but such impacts have been and will continue to be significant and could have a material adverse effect on our business, revenues, results of operations, cash flows and financial condition.

Item 6. Exhibits

(a)	Index to Exhibits

EXHIBIT NO.	DESCRIPTION
2.1
Distribution Agreement, dated as of March 31, 2020, between Madison Square Garden Sports Corp. and Madison Square Garden Entertainment Corp. (incorporated by reference to Exhibit 2.1 to the Company’s Registration Statement on Form 10 (file No. 001-39245) filed on April 1, 2020).

2.2
Contribution Agreement, dated as of March 31, 2020, among Madison Square Garden Sports Corp., MSG Entertainment Group, LLC and Madison Square Garden Entertainment Corp. (incorporated by reference to Exhibit 2.2 to the Company’s Registration Statement on Form 10 (file No. 001-39245) filed on April 1, 2020).

3.1
Amended and Restated Certificate of Incorporation of Madison Square Garden Entertainment Corp., dated April 17, 2020 (incorporated by reference to Exhibit 3.1 to the Company’s Current Report on Form 8-K filed on April 23, 2020).

3.2	Amended By-Laws of Madison Square Garden Entertainment Corp., dated April 17, 2020 (incorporated by reference to Exhibit 3.2 to the Company’s Current Report on Form 8-K filed on April 23, 2020).
10.1
Transition Services Agreement, dated as of March 31, 2020, between MSG Entertainment Group, LLC and MSG Sports, LLC (incorporated by reference to Exhibit 10.1 to the Company’s Registration Statement on Form 10 (file No. 001-39245) filed on April 1, 2020).

10.2
Tax Disaffiliation Agreement, dated as of March 31, 2020, between Madison Square Garden Sports Corp. and Madison Square Garden Entertainment Corp. (incorporated by reference to Exhibit 10.2 to the Company’s Registration Statement on Form 10 (file No. 001-39245) filed on April 1, 2020).

10.3
Employee Matters Agreement, dated as of March 31, 2020, between Madison Square Garden Sports Corp. and Madison Square Garden Entertainment Corp. (incorporated by reference to Exhibit 10.3 to the Company’s Registration Statement on Form 10 (file No. 001-39245) filed on April 1, 2020).

10.4
Employment Agreement, dated as of March 31, 2020, between Madison Square Garden Entertainment Corp. and James L. Dolan (incorporated by reference to Exhibit 10.47 to the Company’s Registration Statement on Form 10 (file No. 001-39245) filed on April 1, 2020).

10.5
Employment Agreement, dated as of March 31, 2020, between Madison Square Garden Entertainment Corp. and Andrew Lustgarten (incorporated by reference to Exhibit 10.48 to the Company’s Registration Statement on Form 10 (file No. 001-39245) filed on April 1, 2020).

10.6
Amendment to Employment Agreement, dated as of March 31, 2020, between Madison Square Garden Sports Corp. and Joseph Yospe, as assigned to Madison Square Garden Entertainment Corp. (incorporated by reference to Exhibit 10.51 to the Company’s Registration Statement on Form 10 (file No. 001-39245) filed on April 1, 2020).

10.7
Membership Interest Purchase Agreement, dated March 24, 2020, by and among CAPSS LLC, Polpat LLC, MSG National Properties, LLC, MSG Entertainment Group, LLC and MSG Forum, LLC (incorporated by reference to Exhibit 10.54 to the Company’s Registration Statement on Form 10 (file No. 001-39245) filed on March 26, 2020).

31.1	Certification by the Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	Certification by the Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1	Certification by the Chief Executive Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2	Certification by the Chief Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

EXHIBIT NO.	DESCRIPTION
101.INS	XBRL Instance Document — the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.
101.SCH	XBRL Taxonomy Extension Schema.
101.CAL	XBRL Taxonomy Extension Calculation Linkbase.
101.DEF	XBRL Taxonomy Extension Definition Linkbase.
101.LAB	XBRL Taxonomy Extension Label Linkbase.
101.PRE	XBRL Taxonomy Extension Presentation Linkbase.
104	The cover page from the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2020 formatted in Inline XBRL and contained in Exhibit 101.

SIGNATURE
Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on the 15th day of May 2020.

Madison Square Garden Entertainment Corp.

By:	/S/ MARK H. FITZPATRICK
	Name:	Mark H. FitzPatrick
	Title:	Executive Vice President and Chief Financial Officer