Form 10-K
period 2020-06-30
Madison Square Garden Entertainment Corp.
filed 2020-08-31
CIK 1795250

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-K
(Mark One)

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended June 30, 2020
or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from ___________ to _____________
Commission File Number: 001-39245
MADISON SQUARE GARDEN ENTERTAINMENT CORP.
(Exact name of registrant as specified in its charter)

Delaware	84-3755666
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

Two Penn Plaza New York, NY 10121

(Address of principal executive offices)                     (Zip Code)

Registrant’s telephone number, including area code: (212) 465-6000
Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
Class A Common Stock	MSGE	New York Stock Exchange
Securities registered pursuant to section 12(g) of the Act: None.
Indicate by check mark if the Registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes ☐ No ☑
Indicate by check mark if the Registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act. Yes ☐ No ☑
Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant has been required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☑ No ☐
Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes ☑ No ☐
Indicate by check mark whether each Registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☐	Accelerated filer	☐
Non-accelerated filer	☑	Smaller reporting company	☐
		Emerging growth company	☑
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☑
Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☐
Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑
As of December 31, 2019, the registrant’s common stock was not publicly traded.
Number of shares of common stock outstanding as of July 31, 2020:

Class A Common Stock par value $0.01 per share	—	19,494,446
Class B Common Stock par value $0.01 per share	—	4,529,517
Documents incorporated by reference — Certain information required for Part III of this report is incorporated herein by reference to the proxy statement for the 2020 annual meeting of the Company’s shareholders, expected to be filed within 120 days after the close of our fiscal year.

PART I
Item 1. Business
Madison Square Garden Entertainment Corp. is a Delaware corporation with our principal executive offices at Two Pennsylvania Plaza, New York, NY, 10121. Unless the context otherwise requires, all references to “we,” “us,” “our,” “MSG Entertainment” or the “Company” refer collectively to Madison Square Garden Entertainment Corp., a holding company, and its direct and indirect subsidiaries. We conduct substantially all of our business activities discussed in this Annual Report on Form 10-K through MSG Entertainment Group, LLC and its direct and indirect subsidiaries. Our telephone number is 212-465-6000, our website is http://www.msgentertainment.com and the investor relations section of our website is http://investor.msgentertainment.com. We make available, free of charge through the investor relations section of our website, annual reports on Form 10-K, quarterly reports on Form 10-Q and current reports on Form 8-K and amendments to those reports filed or furnished pursuant to Section 13(a) or 15(d) of the Securities Exchange Act of 1934, as amended, as well as proxy statements, as soon as reasonably practicable after we electronically file such material with, or furnish it to, the Securities and Exchange Commission (“SEC”). References to our website in this report are provided as a convenience and the information contained on, or available through, our website is not part of this or any other report we file with or furnish to the SEC.
The Company was incorporated on November 21, 2019 as a direct, wholly-owned subsidiary of Madison Square Garden Sports Corp. (“MSG Sports”), formerly known as The Madison Square Garden Company. On March 31, 2020, MSG Sports’ board of directors approved the distribution of all the outstanding common stock of the Company to MSG Sports stockholders (the “Entertainment Distribution”) which occurred on April 17, 2020 (the “Entertainment Distribution Date”).
The Company reports on a fiscal year basis ending on June 30th. In this annual report on Form 10-K, the years ended on June 30, 2020, 2019, and 2018 are referred to as “Fiscal Year 2020”, “Fiscal Year 2019”, and “Fiscal Year 2018”, respectively.
Overview
MSG Entertainment is a leader in live experiences comprised of iconic venues; marquee entertainment content; popular dining and nightlife venues; and a premier music festival that, together, entertain approximately 12 million guests a year. We manage our business through the following two operating segments:
Entertainment: This segment includes our portfolio of venues: Madison Square Garden (“The Garden”), Hulu Theater at Madison Square Garden, Radio City Music Hall, the Beacon Theatre, and The Chicago Theatre. In addition, the Company is building a state-of-the-art venue, MSG Sphere, in Las Vegas and plans to build a second MSG Sphere in London, pending necessary approvals. Also included in this segment is the original production, the Christmas Spectacular Starring the Radio City Rockettes (“Christmas Spectacular”), as well as the Company’s controlling interest in Boston Calling Events, LLC (“BCE”), the entertainment production company that owns and operates the Boston Calling Music Festival. The Entertainment segment also includes our bookings business.
Tao Group Hospitality: This segment features the Company’s controlling interest in TAO Group Holdings LLC (“Tao Group Hospitality”), a hospitality group with globally-recognized entertainment dining and nightlife brands including: Tao, Marquee, Lavo, Avenue, Beauty & Essex and Cathédrale. Tao Group Hospitality operates 28 entertainment dining and nightlife venues in New York City, Las Vegas, Los Angeles, Chicago, Singapore and Sydney, Australia.
Impact of the COVID-19 Pandemic on Our Business
Our operations and operating results have been, and continue to be, materially impacted by the COVID-19 pandemic and actions taken in response by governmental authorities and certain professional sports leagues. As of the date of this Annual Report on Form 10-K, virtually all of our business operations have been suspended and Tao Group Hospitality is operating at significantly reduced capacity and demand. It is not clear when we will be permitted or able to resume normal business operations.
As a result of government mandated assembly limitations and closures, events are currently prohibited at The Garden, Hulu Theater at Madison Square Garden, Radio City Music Hall, the Beacon Theatre and The Chicago Theatre. Virtually all events at our venues have been postponed or cancelled through at least September, and will likely be impacted through the remainder of the year. We are not recognizing revenue from those events and, while events are being rescheduled into calendar year 2021, it is unclear whether and to what extent those events will take place. The 2020 Boston Calling Music Festival, which had been slated for Memorial Day weekend, was also cancelled. On August 4, 2020, the Company announced that it cancelled the 2020 production of the Christmas Spectacular.
The Company has long-term arena license agreements (the “Arena License Agreements”) with MSG Sports that require the New York Knicks (the “Knicks”) of the National Basketball Association (the “NBA”) and the New York Rangers (the

“Rangers”) of the National Hockey League (the “NHL”) to continue to play their home games at The Garden. In March, the NBA and the NHL announced that their 2019-20 seasons were suspended, and subsequently announced in June and May, respectively, plans for a return to play in the designated cities of Orlando for the NBA and Edmonton and Toronto for the NHL. With The Garden closed by government mandate, MSG Sports made no payments under the Arena License Agreements for the period following the Entertainment Distribution through June 30, 2020.
With the onset of the pandemic, Tao Group Hospitality’s business was also materially impacted by COVID-19-related restrictions imposed by state and local officials, which included limiting restaurants and bars to take-out and delivery service only and requiring the closure of nightlife establishments. As a result of these restrictions, virtually all of Tao Group Hospitality’s venues were closed for approximately three months starting in mid-March. Some state and local restrictions have gradually been lifted in certain cities where Tao Group Hospitality operates, including Las Vegas, New York City, Chicago and Los Angeles, which now permit limited in-person dining (typically required to be outdoors) with capacity restrictions and social distancing requirements. Although certain Tao Group Hospitality restaurants have re-opened for take-out and delivery service, as well as limited outdoor dining where permitted, they are operating at significantly reduced capacity, which, together with the closures imposed earlier in the year, has materially impacted business. In addition, these situations remain uncertain, making it possible that more stringent restrictions could be imposed again if cities experience an increase in COVID-19 cases. For example, in Los Angeles, indoor dining was permitted but then later prohibited by the State of California, forcing Tao Group Hospitality to close indoor dining at venues that had reopened. It is unclear how long, and to what extent, these restrictions will be in effect.
We are unable to predict when we will be permitted or able to resume normal business operations and what the longer-term effects, if any, of these events will be. See “Item 1A. Risk Factors — Our Operations and Operating Results Have Been, and Continue to be, Materially Impacted by the COVID-19 Pandemic and Government Actions Taken in Response” and “Part II — Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations — Introduction — Impact of the COVID-19 Pandemic on Our Business.”
Our Strengths

•	Strong and growing presence in major live entertainment markets through:

◦	A portfolio of world-renowned venues;

◦	Marquee live entertainment brands and content; and

◦	Globally recognized brands in entertainment dining and nightlife.

•	Deep industry relationships that drive top-tier performers and a wide variety of events to the Company’s venues;

•	Proven track record of delivering significant value for partners through innovative sponsorships and premium hospitality;

•	Reputation for world-class customer experience driven by decades of expertise in sales and marketing, and venue operations;

•	Expertise in utilizing data to drive decisions to maximize revenue and the guest experience;

•	Established history of successfully planning and executing comprehensive venue design and construction projects;

•	Long-term agreements to host home games at The Garden for two of the most recognized franchises in professional sports — the Knicks and the Rangers; and

•	A strong and seasoned management team.
Our Strategy
Our strategy is to create world-class live experiences, utilizing our iconic venues, exclusive entertainment content, and expertise in venue management, bookings, marketing, sales and premium hospitality. We believe the Company’s unique assets and capabilities, coupled with our deep relationships in the entertainment industry and our strong connection with our diverse and passionate audiences, are what set the Company apart. As an entertainment pioneer, we remain committed to pursuing new opportunities to innovate through the use of technology that will heighten the entertainment experience.
Key components of our strategy include:

•
A unique strategy for our performance venues. The Company has a collection of iconic performance venues through which we deliver live entertainment and sporting events. This portfolio includes The Garden, Hulu Theater at Madison Square Garden, Radio City Music Hall, the Beacon Theatre, and The Chicago Theatre. These venues, along with our venue management capabilities, effective bookings strategies and proven expertise in sponsorships, marketing, ticketing and hospitality, have positioned the Company as an industry leader in live entertainment. We leverage our unique assets, expertise and approach to ensure we create unmatched experiences for the benefit of all our stakeholders.
In addition to our existing venues, in February 2018, the Company unveiled its vision for MSG Spheres, new state-of-the-art venues that we believe will change entertainment by pioneering the next generation of immersive experiences. The Company is building its first MSG Sphere venue in Las Vegas — one of the world’s most important entertainment destinations. The Company has also purchased land in Stratford, London, which we expect will become home to the second MSG Sphere, pending necessary approvals.

◦
Maximizing the live entertainment experience for our customers. We use our first-class operations, coupled with new innovations and our ability to attract top talent, to deliver unforgettable experiences for our guests — whether they are first-time visitors or repeat customers — ensuring they return to our venues. We have a track record of designing world-class facilities that exceed our customers’ expectations. This includes our renovations of The Garden, Radio City Music Hall, the Beacon Theatre and the Forum arena in Inglewood, California (which the Company sold in May 2020) to deliver top-quality amenities such as state-of-the-art lighting, sound and staging, a full suite of hospitality offerings and enhanced premium products. In addition to better on-site amenities, we continue to explore new ways to utilize technology to improve the customer experience and create communities around our live events. From the way our customers buy their food and beverage; to how we market and process their tickets; to the content we provide them to enhance their entertainment experience, we strive to give our customers the best experience in the industry. For example, we survey thousands of guests annually across our venues to collect data on how we can better optimize their experience. Our commitment to exceptional service and innovation will be elevated even further with the introduction of MSG Sphere — a venue that is being built, from the ground up, to deliver an entirely new guest experience through the use of advanced, cutting-edge architectural, visual and audio technologies that will create a fully immersive and customized entertainment experience. See “— Our Business — Our Performance Venues — MSG Sphere” for a description of the key design features of MSG Sphere that we believe will deliver this entirely new guest experience.

◦
Leveraging our live entertainment expertise to increase productivity across our performance venues. Part of what drives our success is our “artist first” approach, which has created significant growth at our venues over our history. Through dedicated artist areas and top-tier service, this talent-friendly environment not only attracts artists to our venues, but also brings them back for repeat performances. We will continue to use our “artist first” approach to attract the industry’s top talent with the goal of increasing utilization across all our venues through more multi-night and multi-market concerts and other events, including more recurring high-profile shows that help expand our base of events. Examples of this strategy include our residencies, which feature legendary performers playing our venues each month, and have included Billy Joel at The Garden and Jerry Seinfeld at the Beacon Theatre.

Another part of our “artist first” approach is how we use our diverse collection of venues. With seating capacities and configurations that range from 2,800 to 21,000, our venue pipeline enables us to shepherd an artist through their growth and development, helping us to cultivate and develop deeper industry relationships. Examples of this include Trevor Noah, whose history with us includes a succession of sold-out shows—first at the Beacon Theatre in 2016, followed by Radio City Music Hall in 2018, and ultimately, at The Garden in 2019. Also, Brandi Carlile, who, after playing the Beacon Theatre, The Chicago Theatre and Radio City Music Hall throughout her career, headlined The Garden in September 2019. Our portfolio of venues also enables us to work with artists across multiple markets, further strengthening our partnerships as well as our opportunities for more extensive engagements. In 2018, we announced a dual-city, multi-year booking agreement with Tedeschi Trucks Band that includes the band performing multi-shows annually through 2022 at both the Beacon Theatre and The Chicago Theatre.

◦
Selectively expanding our performance venues in key music and entertainment markets. We believe our proven ability to deliver entertainment-focused venues, coupled with our unique capabilities, technologies and “artist first” approach, can deliver a differentiated experience for artists, fans and partners. In February 2018, we unveiled our vision for MSG Sphere, along with our plans to build these state-of-the-art venues in Las Vegas and London. MSG Sphere venues will be the first large-scale venues to combine cutting-edge technology and multi-sensory storytelling to deliver fully immersive experiences. Because of the transformative nature of these venues, we believe there will be other markets — both domestic and international — where MSG Sphere can be successful. The design of MSG Sphere will be flexible to accommodate a wide range of sizes and capacities — from large-scale to smaller and more intimate — based on the needs of the individual market. Controlling a network of world-class venues provides the Company with a number of avenues for potential growth, including driving increased bookings and greater marketing and sponsorship opportunities. As we explore selectively extending the MSG Sphere network, we will be open to multiple types of transaction structures, including owned, operated, managed, licensed and joint ventures. As we work with various companies to develop the technologies needed for MSG Sphere venues, we are focused on obtaining appropriate strategic rights with respect to intellectual property.

•
An innovative approach to marketing and sales. Our Company possesses powerful and attractive assets able to deliver significant exposure for marketing partners who share our vision of creating brand new experiences and innovative opportunities to engage with audiences. We also benefit from being part of a broader entertainment and sports offering as a result of our various agreements with MSG Sports and MSG Networks, through which the Company offers an integrated approach to marketing partnerships and corporate hospitality solutions to drive sponsorship, signage and suite sales.

◦
Delivering unrivaled exposure for our partners. Our assets are highly sought after by companies that value the popularity of our venues and brands, which include The Garden — The World’s Most Famous Arena — as well as Radio City Music Hall’s cherished holiday tradition, the celebrated Christmas Spectacular production. Utilizing these powerful platforms, we collaborate with companies to create elevated experiences that showcase their brands in meaningful ways. With the debut of MSG Sphere, we expect the value proposition for our partners to continue to expand as we introduce unprecedented opportunities for them to connect with our guests. MSG Sphere in Las Vegas will feature cutting-edge technology capable of delivering innovative activations. For example, the venue will feature an exterior covered in fully-programmable LED, creating a digital showcase for brands, events and partners.

The attractiveness of our assets is further strengthened by various agreements that enable our Company to deliver compelling, broad-based marketing platforms by combining our live entertainment assets, MSG Sports’ professional sports brands, and MSG Networks’ media inventory. This integrated approach to marketing partnerships — which delivers unrivaled entertainment, sports and media exposure in the New York market — has already attracted world-class partners such as JPMorgan Chase, Anheuser-Busch, Charter Communications, Delta Air Lines, Kia, Lexus, PepsiCo and Squarespace.

◦
The Company also offers a wide array of premium corporate hospitality offerings that cater to a variety of audiences. For example, The Garden has a range of suite and club products, including 21 Event Level suites, 58 Lexus Madison Level suites, 18 Signature Level suites, the Madison Club, Suite Sixteen and the Loft Club. These suites and clubs - which provide exclusive private spaces, first-class amenities and some of the best seats in The Garden - are primarily licensed to corporate customers with the majority being multi-year agreements, most of which have annual escalators. We believe the unique combination of our entertainment offerings and MSG Sports’ premium live sporting events, along with the continued importance of corporate hospitality to our guests, position us well to continue to grow this business. And as the Company’s expansion plans progress, our MSG Sphere venues will deliver additional hospitality options in other major markets.

◦
Understanding our customers. We continue to forge deep direct-to-consumer relationships with customers and fans, with a focus on understanding how consumers interact with every aspect of the Company. A key component of this strategy is our large and growing proprietary database of millions of customers, which drives revenue and engagement across our events, benefiting the Company through ticket sales and sponsorship activation. This database provides us with an opportunity to tailor offerings and cross-promote our products and services, introducing customers to our wide range of assets and brands.

•
A growing portfolio of proprietary content. We continue to explore the creation of proprietary content — including the development of attraction-like shows for our existing and planned venues — that enables us to benefit from being both content creator and venue operator. Content development will ultimately give us greater control over the utilization of our venues, making us less reliant on touring schedules. The Company is supporting this strategy with the creation of MSG Sphere Studios, a creative studio that brings together expertise from across the entertainment industry. The Company is also developing a set of tools specifically for MSG Sphere that makes content creation for this powerful platform an intuitive experience and maximizes the potential of the venues’ immersive technologies - whether someone is adapting existing content or developing original creations. The Company expects to collaborate with third-party creators and to also develop its own catalogue of unique and compelling material that can be used across MSG Sphere venues. This will range from original attractions, purpose-built for MSG Sphere, to the establishment of a dynamic library of content that can be used by artists or third parties who want to bring their experiences to life — whether for concerts, residencies or corporate events. The Company’s creation of new proprietary content will also include exploring opportunities for our world-renowned entertainment brand — the Radio City Rockettes.

•
Utilizing our world-class hospitality expertise. The Company owns a controlling interest in Tao Group Hospitality — a leader in the hospitality industry. Tao Group Hospitality operates 28 entertainment dining and nightlife venues in New York City, Las Vegas, Los Angeles, Chicago, Singapore and Sydney, Australia with widely recognized brands that include: Tao, Marquee, Lavo, Avenue, Beauty & Essex and Cathédrale. Tao Group Hospitality is actively developing opportunities in select markets — both domestically and internationally — to expand. Since September 2018, Tao Group Hospitality has opened Tao Chicago, along with new entertainment dining and nightlife venues as part of the Moxy Chelsea and Moxy East Village hotels in New York City. Tao Group Hospitality also debuted three new venues in Singapore — Marquee, Avenue, and KOMA. In addition to its expansion plans, Tao Group Hospitality has become a valuable strategic partner for the Company. This includes at The Garden, where Tao Group Hospitality is playing a larger role in our food and hospitality offerings, as well as in Las Vegas, where it has a 15-year history in the market and will help to create a world-class guest experience for MSG Sphere.

Our Business
Entertainment
Our Company delivers unforgettable live experiences — all in extraordinary settings located in some of the country’s most important entertainment markets. This creates a significant demand for an association with our brands by a wide selection of artists, sporting events, premier companies and the public. And with a foundation of iconic venues, our Company has a proven ability to leverage the strength of our industry relationships, marketing assets, customer database and live event expertise to create compelling performance, promotion and distribution opportunities for artists, events and productions.
Specifically, through our Entertainment segment, the Company produces, presents and hosts a variety of live entertainment events, such as concerts, sporting events, family shows, performing arts events, special events and wholly-owned productions. In addition, the Company hosts two of the most recognized franchises in professional sports — the NBA’s Knicks and the NHL’s Rangers. These live events are held at the Company’s venues, which are: The Garden, Hulu Theater at Madison Square Garden, Radio City Music Hall, the Beacon Theatre, and The Chicago Theatre. With seating capacities and configurations that range from 2,800 to 21,000, our diverse collection of venues enables us to showcase a plethora of acts and events that cover a wide spectrum of genres, to significantly varied audiences. The Company is also expanding its portfolio of venues with the construction of a new venue in Las Vegas, MSG Sphere at The Venetian, and has plans to build a second MSG Sphere venue in London, pending necessary approvals.
Our productions include the beloved holiday show, the Christmas Spectacular — created for Radio City Music Hall and featuring the world-famous Rockettes.
In addition, our Entertainment segment includes our controlling interest in BCE, the entertainment production company that owns and operates the Boston Calling Music Festival.
Our Bookings Business
Live Entertainment
Our Company is an established industry leader that books a wide variety of live entertainment events in our venues, which perennially include some of the biggest names in music and entertainment. Over the last several years, our venues have been key destinations for artists such as the Eagles, U2, Pearl Jam, Foo Fighters, Paul McCartney, Drake, Bruno Mars, Justin Bieber, Dead and Company, Madonna, Mumford & Sons, Phish, Fleetwood Mac, Adele, Eric Clapton, Jennifer Lopez, Rihanna, Justin Timberlake, P!nk, Kanye West, Barbra Streisand, Ariana Grande and Dave Chappelle.
In addition, we have successfully developed new ways to increase the utilization of our venues, while creating unique experiences for artists and fans with our various residencies - including The Garden’s first music franchise: Billy Joel at The Garden. This extraordinary residency is now at a historic 73 performances and counting since it began in January 2014, bringing Billy Joel’s lifetime performances at The World’s Most Famous Arena to 119 (through February 2020). The Company’s other ongoing residencies include: Jerry Seinfeld at the Beacon Theatre; Josh Groban at Radio City Music Hall; and the multi-year, dual-city residency of Tedeschi Trucks Band at both the Beacon Theatre and The Chicago Theatre. The Company has also in recent years successfully created other unique bookings and residencies across its portfolio of venues, including Dave Chappelle at Radio City Music Hall and Phish’s 13-night “Baker’s Dozen” run at The Garden.
Our venues also attract family shows and theatrical productions, which this past year included: Cirque du Soleil’s ’Twas the Night Before… at both The Chicago Theatre and Hulu Theater at Madison Square Garden, as well as Peppa Pig Live, Trolls Live and Sesame Street Live!. In addition, we frequently serve as the backdrop for high-profile special events, such as this past year when 18,000 New York City public school students attended a free performance of Broadway’s To Kill A Mockingbird at The Garden, and the 60th Annual Grammy Awards, which returned to The Garden for the first time in 15 years in 2018. Other significant events that have taken place at our venues include the Tony Awards, America’s Got Talent, the final season premiere of HBO’s Game of Thrones and the MTV Video Music Awards. We have also hosted appearances by luminaries such as His Holiness Pope Francis, His Holiness the Dalai Lama and the Prime Minister of India, Narendra Modi; along with graduations, television upfronts, product launches and film premieres.
Although we primarily license our venues to third-party promoters for a fee, we also promote or co-promote shows. If we serve as promoters or co-promoters of a show, we have economic risk relating to the event.
Sports
MSG Sports’ professional sports teams, the Knicks and Rangers, are two of the most recognized franchises in sports, with passionate, multi-generational fanbases. The Company has long-term Arena License Agreements with MSG Sports that require the Knicks and the Rangers to continue to play their home games at The Garden, which allows us to continue to host their long-time fans at The World’s Most Famous Arena.
Our Company also promotes, produces and/or presents a broad array of other live sporting events, including professional boxing, college basketball, college hockey, professional bull riding, mixed martial arts, esports and wrestling. Many of these events are among the most popular in our history and are perennial highlights on our annual calendar, as well as some of The Garden’s longest-running associations.
Professional boxing has had a long history with The Garden. The Arena famously hosted Muhammad Ali and Joe Frazier’s 1971 “Fight of the Century,” considered among the greatest sporting events in modern history, as well as numerous other boxing greats, including: Joe Louis, Rocky Marciano, Sugar Ray Robinson, Willie Pep, Emile Griffith, George Foreman, Roberto Duran, Oscar De La Hoya, Sugar Ray Leonard, Lennox Lewis, Roy Jones, Jr., Mike Tyson, Evander Holyfield, Miguel Cotto and Wladimir Klitschko. In June 2019, The Garden once again hosted the world heavyweight championship, as Andy Ruiz Jr. knocked out undefeated defending champion Anthony Joshua in one of the biggest upsets in boxing history.
In recent years, the Company has also expanded its presence in mixed martial arts. Since the return of professional mixed martial arts in New York State in 2016, The Garden has annually hosted UFC events, including in November 2019 a highly-anticipated card featuring Jorge Masvidal and Nate Diaz. Bellator MMA has also hosted internationally broadcast events at The Garden, and the Professional Fighters League has held events at Hulu Theater at Madison Square Garden, including its inaugural World Championships.
College sports have been a mainstay at The Garden for decades, with college basketball celebrating 86 years at The World’s Most Famous Arena during the 2019-20 season. In addition to St. John’s University calling The Garden its “home away from home,” The Garden has hosted the Big East Tournament since 1983, making it the longest running conference tournament at one site in all of college basketball. The Garden also plays host each year to the Jimmy V Classic, the 2K Empire Classic and the semifinal and championship rounds of the postseason National Invitation Tournament (NIT). Additionally, The Garden continues to build its college hockey tradition, with a popular biennial event featuring Cornell University vs. Boston University, as well as visits from top national teams such as Boston College, North Dakota, Harvard, Yale, Michigan and Minnesota.
Other world-class sporting events have included the NBA All-Star Game in 2015, and the NCAA Division I Men’s Basketball East Regional Finals, which The Garden hosted in 2014 and 2017.
Our Productions
One of the Company’s core properties, the Christmas Spectacular — created for Radio City Music Hall and featuring the world-famous Rockettes — has been performed at Radio City Music Hall for 87 years. This production has become an annual tradition for many, creating a holiday touchstone that generations of fans want to return to time and again. The show’s enduring popularity is driven by the awe-inspiring performance of the Rockettes, as well as by festive holiday scenes, cherished traditional elements and state-of-the-art special effects. In recent years, the show has incorporated a brand-new finale scene, “Christmas Lights,” as well as large-scale digital projections that enhance both the finale and classic numbers throughout the show, creating an immersive environment that extends beyond the stage onto all eight of Radio City Music Hall’s proscenium arches. The 2019 production of the Christmas Spectacular was the highest grossing and most successful season in the show’s 87-year history, selling more than one million tickets over the eight-week run.
We acquired the rights to the Christmas Spectacular in 1997, and those rights are separate from, and do not depend on the continuation of, our lease of Radio City Music Hall. We also hold rights to the Rockettes brand in the same manner. We lease Radio City Music Hall pursuant to a long-term lease agreement. See “ — Our Performance Venues — Radio City Music Hall.”
The Company believes it has a significant and unique asset in the Rockettes and continues to strengthen and broaden the Rockettes brand by targeting the most prominent and effective vehicles that elevate their visibility and underscore their reputation as beloved American cultural icons. The Rockettes have appeared or performed at high-profile events and award shows, including Presidential Inaugurations, Macy’s Thanksgiving Day Parade, Macy’s 4th of July Fireworks event, the Rockefeller Center Tree Lighting, New Year’s Eve Times Square Ball Drop, Tony Awards, MTV Video Music Awards, World

Pride events, and television shows and holiday specials (America’s Got Talent; Project Runway; The Kacey Musgraves Christmas Show; The Today Show; Live with Kelly and Ryan and The Tonight Show Starring Jimmy Fallon), among many others.
We continue to pursue opportunities to generate greater brand awareness, including through television and public appearances and dance education offerings. We are also committed to ensuring that the best dancers from all backgrounds, cultures, races, religions and ethnicities can become Rockettes, and are actively strengthening our relationships within the dance community, expanding where we hold auditions and scouting sessions, and eliminating financial barriers to entry, including the cost of our Dancer Development Program. In addition, we are also exploring future shows that incorporate new styles of dance to serve as a complement to the long-running Christmas Spectacular.
Our Festival Offering
The Company owns a controlling interest in BCE, the entertainment production company known for successfully creating and operating New England’s premier music festival - Boston Calling, which celebrated its 10th edition in 2019. The three-day festival takes place over Memorial Day weekend at the Harvard Athletic Complex and features performances from marquee headliners along with a diverse array of musicians, bands and comedians. The festival also features a variety of food and drink offerings featuring the best of Boston’s restaurants, world-famous breweries and award-winning chefs.
Our Performance Venues
The Company operates a mix of iconic performance venues that continue to build on their historic prominence as destinations for unforgettable experiences and events.
We own or operate under long-term leases a total of five venues in New York City and Chicago. These venues are: The Garden, Hulu Theater at Madison Square Garden, Radio City Music Hall and Beacon Theatre in New York City; and The Chicago Theatre. The Company is also building a new venue in Las Vegas, MSG Sphere at The Venetian, and has announced plans to build an MSG Sphere venue in London, once we have received all necessary approvals and further advanced our design for the venue, which will also incorporate learnings from our MSG Sphere in Las Vegas.
The Garden
The Garden has been a celebrated center of New York life since it first opened its doors in 1879. Over its 140-year history, there have been four Garden buildings, each known for showcasing the best of the era’s live sports and entertainment offerings. We believe that The Garden has come to epitomize the power and passion of live sports and entertainment to people around the world, with an appearance at The Garden often representing a pinnacle of an athlete’s or performer’s career. Known as “The World’s Most Famous Arena,” The Garden has been the site of some of the most memorable events in sports and entertainment, and, together with Hulu Theater at Madison Square Garden, has hosted hundreds of events and millions of visitors each year. In 2009, Billboard magazine ranked The Garden the number-one venue of the decade in its respective class based upon gross ticket sales, and for the past two years Billboard has awarded The Garden “Top Arena” in its annual Live Music Awards. Music industry subscribers to the trade magazine Pollstar have voted The Garden “Arena of the Year” 23 times since the inception of the awards in 1989. The Garden is the highest-grossing entertainment venue of its size in the world based on Billboard magazine’s 2020 mid-year rankings.
Over The Garden’s history, it has been the setting for countless “big events,” inspired performances and one-of-a-kind moments that have helped define sports, entertainment and culture. Highlights include: “The Fight of the Century” between Muhammad Ali and Joe Frazier in 1971; the 1970 Knicks’ NBA Championship; the Rangers’ 1994 Stanley Cup Championship; three Democratic National Conventions and one Republican National Convention; Marilyn Monroe’s famous birthday serenade to President John F. Kennedy; Frank Sinatra’s “Main Event” concert in 1974; the only U.S. concerts from the reunited Cream; the 25th Anniversary Rock and Roll Hall of Fame concerts; the 60th Annual Grammy Awards; and Billy Joel’s record-breaking 119 total performances at The Garden (through February 2020). In September 2015, His Holiness Pope Francis celebrated Mass at The Garden as part of his successful U.S. visit, which marked the first time a current pope has visited The Garden since Pope John Paul II in 1979. The Garden has also hosted four prominent benefit concerts, which galvanized the public to respond to national and global crises, including the first of its kind, “The Concert for Bangladesh” in 1972, as well as “The Concert for New York City,” following the events of 9/11; “From the Big Apple to the Big Easy,” held after Hurricane Katrina in 2005; and “12-12-12, The Concert for Sandy Relief” in 2012. And in February 2020, To Kill a Mockingbird became the first-ever Broadway play to perform at The Garden with an entirely free performance for 18,000 New York City public school students. The Garden also continues to be home to two of MSG Sports’ professional sports franchises - the Knicks and Rangers.
The current Madison Square Garden Complex, located between 31st and 33rd Streets and Seventh and Eighth Avenues on Manhattan’s West Side, opened on February 11, 1968 with a salute to the United Service Organizations hosted by Bob Hope and Bing Crosby. From a structural standpoint, the construction of the current Garden was considered an engineering wonder for its time, including its famous circular shape and unique, cable supported ceiling, which contributes to its intimate feel. It was the first large structure built over an active railroad track. The builder, R.E. McKee, had a national reputation and was later recognized as a “Master Builder” by the construction industry. Architect Charles Luckman had one of the largest firms in the country and designed such buildings as the Prudential Tower in Boston, NASA’s flight center in Houston and the Forum in Inglewood, CA.
Following a three-year, top-to-bottom transformation, in October 2013, The Garden was fully transformed, featuring improved sightlines; additional entertainment and dining options; new concourses; upgraded hospitality areas; new technology; unique historic exhibits; and a completely transformed interior, where the intimacy of the arena bowl and The Garden’s world-famous ceiling were maintained. Focused on the total fan experience, the transformation was designed to benefit everyone in attendance, whether first-time visitors, season ticket subscribers, athletes, artists, suite holders or marketing partners. The Garden’s transformation ensured that attending an event at “The World’s Most Famous Arena” remained unlike anywhere else.
We own the Madison Square Garden Complex, the platform on which it is built and development rights (including air rights) above our property. Madison Square Garden sits atop Pennsylvania Station (“Penn Station”), a major commuter hub in Manhattan, which is owned by the National Railroad Passenger Corporation (Amtrak). While the development rights we own would permit us to expand in the future, any such use of development rights would require various approvals from the City of New York. The Garden seats up to approximately 21,000 spectators for entertainment and sporting events and, along with Hulu Theater at Madison Square Garden, contains approximately 1,100,000 square feet of floor space over 11 levels.
Hulu Theater at Madison Square Garden
Hulu Theater at Madison Square Garden, which has approximately 5,600 seats, opened as part of the fourth Madison Square Garden Complex in 1968 with seven nights of performances by Judy Garland. Since then, some of the biggest names in live entertainment have played at Hulu Theater at Madison Square Garden, including The Who, Bob Dylan, Diana Ross, Elton John, James Taylor, Mary J Blige, Pentatonix, John Legend, Ellie Goulding, Chris Rock, Neil Young, Bill Maher, Radiohead, Jerry Seinfeld and Van Morrison. Hulu Theater at Madison Square Garden has also been the site for several boxing events including the inaugural World Championships of the Professional Fighters League as well as the NBA and NFL Drafts. In addition, it has hosted various product launches, upfronts, award shows, and other special events such as Wheel of Fortune and audition shows for America’s Got Talent, as well as a variety of theatrical productions and family shows, including Cirque du Soleil’s ’Twas the Night Before…, A Christmas Story, Elf The Musical, Paw Patrol Live! and Sesame Street Live!. Our Company has a multi-faceted marketing partnership with Hulu, a leading premium streaming service, that includes exclusive naming rights. Hulu Theater at Madison Square Garden is the fourth highest-grossing entertainment venue of its size in the world, based on Billboard magazine’s 2020 mid-year rankings.
Radio City Music Hall
Radio City Music Hall has a rich history as a national theatrical and cultural mecca since it was first built by theatrical impresario S.L. “Roxy” Rothafel in 1932. Known as “The Showplace of the Nation,” it was the first building in the Rockefeller Center complex and, at the time, the largest indoor theater in the world. Radio City Music Hall, a venue with approximately 6,000 seats, hosts concerts, family shows and special events, and is home to the Christmas Spectacular. See “— Our Business — Our Productions.” Over its history, entertainers who have graced the Great Stage include: Aretha Franklin, Lady Gaga, Brian Wilson, Harry Styles, Lizzo, Josh Groban, Mariah Carey, Nine Inch Nails, Christina Aguilera, Britney Spears, Tony Bennett, Billie Eilish, Sebastian Maniscalco, Dave Chappelle and Yes. In 2009, Billboard magazine ranked Radio City Music Hall the number-one venue of the decade in its respective class based upon gross ticket sales. Radio City Music Hall is the highest-grossing entertainment venue of its size in the world, based on Billboard magazine’s 2020 mid-year rankings.
In 1978, Radio City Music Hall was designated a New York City landmark by the NYC Landmarks Preservation Commission and a national landmark on the National Register of Historic Places. We acquired the lease in 1997, and in 1999, performed a complete restoration that returned the legendary theater to its original grandeur. The acclaimed restoration touched all aspects of the venue, including burnishing the ceilings of Radio City Music Hall with 720,000 sheets of gold and aluminum leaf, replacing the existing stage curtain with a new 112-foot wide golden silk curtain, and cleaning the three-story tall mural “The Fountain of Youth,” by Ezra Winter, which looms above the grand staircase. State-of-the-art sound systems, lighting and HDTV capabilities were also installed.
We lease Radio City Music Hall, located at Sixth Avenue and 50th Street in Manhattan, pursuant to a long-term lease agreement. The lease on Radio City Music Hall expires in February 2023. We have the option to renew the lease for an additional 10 years by providing two years’ notice prior to the initial expiration date.
Beacon Theatre
In November 2006, we entered into a long-term lease agreement to operate the legendary Beacon Theatre, a venue with approximately 2,800 seats, which sits on the corner of Broadway and 74th Street in Manhattan. The Beacon Theatre was conceived by S. L. “Roxy” Rothafel and is considered the “older sister” to Radio City Music Hall. Designed by Chicago architect Walter Ahlschlager, the Beacon Theatre opened in 1929 as a forum for vaudeville acts, musical productions, drama, opera and movies. The Beacon Theatre was designated a New York City landmark by the NYC Landmarks Preservation Commission in 1979 and a national landmark on the National Register of Historic Places in 1982. Over its history, the Beacon Theatre has been a venerable rock and roll room for some of the greatest names in music, including: Steely Dan, Coldplay, Alice Cooper, Dave Matthews Band, Crosby Stills & Nash, Elton John, Hozier, Tom Petty and the Heartbreakers, Tedeschi Trucks Band, Eddie Vedder, Widespread Panic and Bob Dylan, as well as The Allman Brothers Band, which played their 238th show at the Beacon Theatre in October 2014, marking their final concert as a band. The venue has also hosted special events, such as film premieres for the Tribeca Film Festival and comedy events, including our Jerry Seinfeld residency, along with numerous luminaries such as His Holiness the Dalai Lama in 2009 and 2013, and President Bill Clinton in 2006, when the Rolling Stones played a private concert in honor of his 60th birthday.
In August 2008, the Beacon Theatre was closed for a seven-month restoration project to return the theater to its original 1929 grandeur. The restoration of the Beacon Theatre focused on all historic, interior public spaces of the building, backstage and back-of-house areas, and was based on extensive historic research, as well as detailed, on-site examination of original, decorative painting techniques that had been covered by decades-old layers of paint. The Beacon Theatre has won several architectural awards recognizing its outstanding restoration. The widely acclaimed, comprehensive restoration was similar to our restoration of Radio City Music Hall, and reflects our commitment to New York City. The Beacon Theatre is the fifth highest-grossing entertainment venue of its size in the world, based on Billboard magazine’s 2020 mid-year rankings.
Our lease on the Beacon Theatre expires in 2026.
The Chicago Theatre
In October 2007, to provide us with an anchor for content and distribution in a key market in the Midwest, we purchased the legendary The Chicago Theatre, a venue with approximately 3,600 seats. The Chicago Theatre, which features its famous six-story-high “C-H-I-C-A-G-O” marquee, was built in 1921 and designed in the French Baroque style by architects Cornelius W. Rapp and George L. Rapp. It is the oldest surviving example of this architectural style in Chicago today, and was designated a Chicago landmark building in 1983.
The Chicago Theatre has become a highly attractive destination for concerts, comedy shows and other live events, hosting a wide range of entertainers, including: Bob Dylan, Mumford & Sons, David Byrne, Neil Young, Diana Ross, Madonna, Jerry Seinfeld, Janet Jackson, Elvis Costello, Bob Weir, Jim Gaffigan, Conan O’Brien, Amy Schumer and Steely Dan. The venue has also hosted theatrical tours such as Cirque du Soleil’s ’Twas the Night Before…, A Christmas Story, The Wizard of Oz, Paw Patrol Live! and Dr. Seuss’ How The Grinch Stole Christmas! The Musical. The Chicago Theatre is the fourth highest-grossing entertainment venue of its size in the world, based on Billboard magazine’s 2020 mid-year rankings.
MSG Sphere
The Company is progressing with its plans to create the “venue of the future” with MSG Sphere, which will utilize cutting-edge technologies to create transformative, immersive experiences on an unprecedented scale. Key design features of MSG Sphere are expected to include:

•	A fully-programmable LED exterior and an interior bowl that features the world’s largest and highest resolution LED screen known today — more than 160,000 square feet of display surface;

•	An advanced acoustics system featuring beamforming technology that will deliver crystal clear audio;

•	An infrasound haptic system that will use deep vibrations so guests can “feel” the experience; and

•	An advanced architecture for connectivity that will enable a broader range of content, greater interaction among guests and more immersive entertainment experiences.
These technologies will come together to create a powerful platform, which we believe will make MSG Sphere the venue of choice for a wide variety of content - including attractions, concerts, residencies, corporate events, product launches and select sporting events.
The Company is building its first MSG Sphere in Las Vegas on land leased from Las Vegas Sands Corp. (“Sands”), which is adjacent to The Venetian Resort. The Company has begun construction on the approximately 17,500-seat venue.
Sands agreed to provide us with $75 million to help fund the construction costs, including the cost of a pedestrian bridge that links MSG Sphere to the Sands Expo Convention Center. Through June 30, 2020, Sands paid us $65 million of the amount for construction costs. Sands will receive priority access to purchase tickets to events at the venue for inclusion in hotel packages or other uses, as well as certain rent-free use of the venue to support its Sands Expo Convention Center business. The ground lease has no fixed rent; however, if certain return objectives are achieved, Sands will receive 25% of the after-tax cash flow in excess of such objectives. The lease is for a term of 50 years, commencing upon substantial completion of construction.
In February 2018, we announced the purchase of land in Stratford, London, which we expect will become home to a future MSG Sphere, pending necessary approvals. We currently expect that MSG Sphere in London will be substantially similar to MSG Sphere in Las Vegas, including having approximately the same seating capacity. The Company submitted a planning application to the local planning authority in March 2019 and the planning application process is ongoing. The Company is using this time to continue building on its design and construction learnings in Las Vegas, which it will leverage in London. As we work through this planning application and design process, we expect our timeline will evolve and, therefore, we do not have a target opening date at this time.
The MSG Sphere in Las Vegas is a complex construction project with cutting-edge technology that relies on subcontractors obtaining components from a variety of sources around the world. In April, the Company announced that it was suspending construction of MSG Sphere due to COVID-19 related factors that were outside of its control, including supply chain issues.  As the ongoing effects of the pandemic have continued to impact its business operations, the Company has revised its processes and construction schedule, and has resumed work with a lengthened timetable that enables the Company to better preserve cash in the near-term. The Company remains committed to bringing MSG Sphere to Las Vegas and, based on its new construction schedule, now expects to open the venue in calendar year 2023. See “Item 1A. Risk Factors — Our Operations and Operating Results Have Been, and Continue to be, Materially Impacted by the COVID-19 Pandemic and Government Actions Taken in Response.”
Because of the transformative nature of these venues, we believe there could be other markets - both domestic and international - where MSG Sphere can be successful. The design of MSG Sphere will be flexible to accommodate a wide range of sizes and capacities - from large-scale to smaller and more intimate - based on the needs of any individual market. As we explore selectively extending the MSG Sphere network, we will be open to multiple types of transaction structures, including owned, operated, managed, licensed and joint ventures.
See “Part II — Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations — Liquidity and Capital Resources — MSG Spheres.”
Tao Group Hospitality
Tao Group Hospitality develops, owns and operates many of the most successful entertainment dining and nightlife venues in the world. Since opening its first venue in 2000, Tao Group Hospitality has been creating some of the hospitality industry’s most innovative experiences. The Company acquired a 62.5% common equity interest in Tao Group Hospitality in January 2017, and in January 2020, increased its ownership interest to 77.5%.
Tao Group Hospitality’s collection of global brands includes: Tao, Marquee, Avenue, Lavo, Beauty & Essex, and Cathédrale. It operates 28 venues in six major markets around the world - New York City (12 venues), Las Vegas (six venues), Los Angeles (four venues), Chicago (one venue), Singapore (four venues) and Sydney, Australia (one venue). This includes Tao Group Hospitality’s operation of all food and beverage outlets for the Dream Hollywood hotel in California as well as hotels in New York City such as Dream Downtown, Dream Midtown, Moxy East Village, Moxy Times Square and Moxy Chelsea. Essentially all of the venues have either long-term leases or long-term management agreements, with some having options to extend the term for multiple years.
Tao Group Hospitality is continuing to actively develop opportunities to expand in select markets both domestically and internationally. Since September 2018, Tao Group Hospitality has opened Tao Chicago, along with new entertainment dining and nightlife venues as part of the Moxy Chelsea and Moxy East Village in New York City. It also debuted three new venues in Singapore - Marquee, Avenue, and Koma - at the Marina Bay Sands.
The Company is focused on utilizing Tao Group Hospitality’s expertise to create new and innovative premium hospitality experiences that can be integrated across the Entertainment segment’s live offerings, driving value and growth for both segments. This includes at The Garden, where Tao Group Hospitality is playing an increasingly larger role in the food and hospitality offerings. In addition, Tao Group Hospitality operates, in partnership with the Company, Suite Sixteen at The Garden - a members-only suite that combines Tao-style luxury with top sports and entertainment events to deliver a unique premium experience for fans. Tao Group Hospitality is also a strategic partner to the Company in Las Vegas, where it is helping to create a world-class guest experience for MSG Sphere at The Venetian. Tao Group Hospitality has a 15-year history in the

Las Vegas market, where it operates TAO Asian Bistro, Nightclub and Beach, and Lavo, all at The Venetian Resort, as well as Marquee and Beauty & Essex, both at The Cosmopolitan.
Sale of the Forum — Membership Interest Purchase Agreement
As previously disclosed, on March 24, 2020, the Company, through three of its wholly-owned subsidiaries, MSG National Properties, LLC (the “Seller”), MSG Entertainment Group, LLC (formerly known as MSG Sports & Entertainment, LLC) (“Seller Parent”), and MSG Forum, LLC (“MSG Forum”) entered into a Membership Interest Purchase Agreement (the “MIPA”) with CAPSS LLC (the “Buyer”) and Polpat LLC (“Buyer Parent”). Pursuant to the MIPA, (i) the Seller agreed to sell 100% of the membership interests of MSG Forum to the Buyer, (ii) MSG Forum, Seller Parent, the Buyer and certain other parties agreed to mutually release all claims and counterclaims at issue in the previously disclosed lawsuit against the City of Inglewood and other defendants, including the Buyer, related to the planned new Los Angeles Clippers arena project of the Buyer, as well as other related litigations, and (iii) the Buyer agreed to pay the Seller cash consideration of $400 million, subject to certain adjustments. The Company completed the transaction on May 1, 2020, resulting in a total gain on sale of $240.8 million, net of transaction costs of $50.8 million, of which $140.5 million was attributable to the settlement of the Forum related litigation.
See Exhibit 10.61 to this Annual Report on Form 10-K for a copy of the MIPA.
Intellectual Property
We create, own and license intellectual property in the countries in which we operate, and it is our practice to protect our trademarks, brands, copyrights and other original and acquired works. We have registered many of our trademarks in the United States and other countries where we operate, including trademarks associated with Madison Square Garden, the Radio City Rockettes and Tao Group Hospitality brands. We believe our ability to maintain and monetize our intellectual property rights, including the technology and content being developed for MSG Sphere and our brand logos, are important to our business, our brand-building efforts and the marketing of our products and services. We cannot predict, however, whether steps taken by us to protect our proprietary rights will be adequate to prevent misappropriation of these rights. See “Item 1A. Risk Factors — We May Become Subject to Infringement or Other Claims Relating to Our Content or Technology” and “— Theft of Our Intellectual Property May Have a Material Negative Effect on Our Business and Results of Operations.”
Other Investments
Our Company explores investment opportunities that strengthen its existing position within the entertainment landscape and/or allow us to exploit our assets and core competencies for growth.
In July 2018, the Company acquired a 30% interest in SACO, a global provider of high-performance LED video lighting and media solutions. The Company is utilizing SACO as a preferred display technology provider for MSG Spheres and is benefiting from agreed-upon commercial terms. In addition, the Company also has other investments in various entertainment and hospitality companies and related technologies, accounted for either under the equity method or at fair value.
Our Community
The Company actively engages with and supports the communities we serve through a variety of important initiatives.
We are proud to play a leadership role organizing extraordinary events such as opening The Garden’s doors in February 2020 to 18,000 New York City public school students for an exclusive, free performance of the Broadway production of To Kill a Mockingbird, and the “12-12-12” benefit concert organized post-Superstorm Sandy, which raised more than $50 million for hurricane victims. In addition to these events, the Company provides funding annually to various non-profit organizations across the country, as well as in-kind contributions such as tickets, promotional items, and even food to schools, charities and community-based organizations in the local area. The Company is also a long-time supporter of the Lustgarten Foundation for Pancreatic Cancer Research, the nation’s largest private supporter of pancreatic cancer research, which has directed more than $188 million to research and assembled the best scientific minds to help find a cure.
Our Company also has a close association with The Garden of Dreams Foundation (the “Foundation”), a non-profit charity dedicated to bringing life changing opportunities to young people in need. In partnership with the Company, MSG Sports and MSG Networks, the Foundation provides young people in our communities with access to educational and skills opportunities; mentoring programs; and memorable experiences that enhance their lives, help shape their futures and create lasting joy. All of the Foundation’s activities target young people facing illness or financial challenges, as well as children of uniformed personnel who have been lost or injured while serving our communities. Since its inception in 2006, the Foundation has impacted more than 375,000 young people and their families.

Regulation
Our Entertainment and Tao Group Hospitality businesses are subject to the general powers of federal, state and local government, as well as foreign governmental authorities, to deal with matters of health and public safety.
As of June 30, 2020, as a result of government mandated assembly limitations and closures, events are currently prohibited at The Garden, Hulu Theater at Madison Square Garden, Radio City Music Hall, the Beacon Theatre and The Chicago Theatre. Virtually all events at our venues have been postponed or cancelled through at least September, and will likely be impacted through the remainder of the year. We are not recognizing any revenue from those events and, while events are being rescheduled into calendar year 2021, it is unclear whether and to what extent those events will take place. The 2020 Boston Calling Music Festival, which had been slated for Memorial Day weekend, was also cancelled. On August 4, 2020, the Company announced that it cancelled the 2020 production of the Christmas Spectacular. All NBA and NHL games at The Garden have been suspended.
With the onset of the pandemic, Tao Group Hospitality’s business was also materially impacted by COVID-19 related restrictions imposed by state and local officials, which included limiting restaurants and bars to take-out and delivery service only and requiring the closure of nightlife establishments. As a result of these restrictions, virtually all of Tao Group Hospitality’s venues were closed for approximately three months starting in mid-March. Some state and local restrictions have gradually been lifted in certain cities where Tao Group Hospitality operates, including Las Vegas, New York City, Chicago and Los Angeles, which now permit limited in-person dining (typically required to be outdoors) with capacity restrictions and social distancing requirements. Although certain Tao Group Hospitality restaurants have re-opened for take-out and delivery service, as well as limited outdoor dining where permitted, they are operating at significantly reduced capacity and demand, which, together with the closures imposed earlier in the year, has materially impacted business. In addition, these situations remain uncertain, making it possible that more stringent restrictions could be imposed again if cities experience an increase in COVID-19 cases. It is unclear how long, and to what extent, these restrictions will be in effect. See “Item 1A. Risk Factors — Our Operations and Operating Results Have Been, and Continue to be, Materially Impacted by the COVID-19 Pandemic and Government Actions Taken in Response” and “Part II — Item 7. Management’s Discussion and Analysis — Introduction — Impact of the COVID-19 Pandemic on Our Business.”
Our venues, like all public spaces, are subject to building and health codes and fire regulations imposed by the state and local governments in the jurisdictions in which they are located. Our venues are also subject to zoning and outdoor advertising regulations, and, with respect to Radio City Music Hall, the Beacon Theatre and The Chicago Theatre, landmark regulations which restrict us from making certain modifications to our facilities as of right or from operating certain types of businesses. Our venues also require a number of licenses to operate, including occupancy permits, exhibition licenses, food and beverage permits, liquor licenses and other authorizations and, with respect to The Garden, a zoning special permit granted by the New York City Planning Commission. In the jurisdictions in which these venues are located, the operator is subject to statutes that generally provide that serving alcohol to a visibly intoxicated or minor guest is a violation of the law and may provide for strict liability for certain damages arising out of such violations. In addition, our venues are subject to the federal Americans with Disabilities Act (and related state and local statutes), which requires us to maintain certain accessibility features at each of our facilities. We and our venues are also subject to environmental laws and regulations. See “Item 1A. Risk Factors — We Are Subject to Extensive Governmental Regulation and Our Failure to Comply with These Regulations May Have a Material Negative Effect on Our Business and Results of Operations.”
Our Entertainment and Tao Group Hospitality businesses are also subject to regulation regarding working conditions, overtime and minimum wage requirements. See “Item 1A. Risk Factors — Increases in Labor Costs Could Slow the Growth of or Harm Tao Group Hospitality.”
Our Entertainment business is subject to legislation governing the sale and resale of tickets and consumer protection statutes generally.
Our Entertainment business is also subject to certain regulations applicable to our Internet websites and mobile applications. We maintain various websites and mobile applications that provide information and content regarding our business, offer merchandise and tickets for sale, make available sweepstakes and/or contests and offer hospitality services. The operation of these websites and applications may be subject to a range of federal, state and local laws including those related to privacy and protection of personal information, accessibility for persons with disabilities and consumer protection regulations. In addition, to the extent any of our websites collect information from children under 13 years of age or are intended primarily for children under 13 years of age, we must comply with certain limits on commercial matter.
Our international operations are subject to laws and regulations of the countries in which they operate, as well as international bodies, such as the European Union. We are subject to laws and regulations relating to, among other things, foreign privacy and data protection, such as the E.U. General Data Protection Regulation, currency and repatriation of funds, anti-bribery, anti-money laundering and anti-corruption, such as the Foreign Corrupt Practices Act and the U.K. Bribery Act. These laws and regulations apply to the activities of the Company and, in some cases, to individual directors, officers and employees of the Company and agents acting on our behalf. Certain of these laws impose stringent requirements on how we can conduct our foreign operations and could place restrictions on our business and partnering activities.
Competition
Competition in Our Entertainment Business
Our Entertainment business competes, in certain respects and to varying degrees, with other live performances, sporting events, movies, home entertainment (including the Internet and online services, social media and social networking platforms, television, video and gaming devices), and the large number of other entertainment and public attraction options available to members of the public. Our Entertainment businesses typically represent alternative uses for the public’s entertainment dollars. The primary geographic area in which we operate, New York City, is among the most competitive entertainment markets in the world, with the world’s largest live theater industry and extensive performing arts venues, 12 major professional sports teams, numerous museums, galleries and other attractions, and numerous movie theaters available to the public. We also expect to have significant operations in Las Vegas. Our venues and live offerings outside of New York City similarly compete with other entertainment options in their respective markets and elsewhere. We compete with these other entertainment options on the basis of the quality of our productions, the public’s interest in our content, the price of our tickets, the quality, location and atmosphere, including the nature and condition of the setting, of our venues, our service, and the overall experience we provide.
We compete for bookings with a large number of other venues both in the cities in which our venues are located and in alternative locations capable of booking the same productions and events. Generally, we compete for bookings on the basis of the size, quality, expense and nature of the venue required for the booking. Some of our competitors may have a larger network of venues and/or greater financial resources.
In addition to competition for bookings and ticket sales, we also compete to varying degrees with other productions and sporting events for advertising and sponsorship dollars.
Competition in Our Tao Group Hospitality Business
Our Tao Group Hospitality business competes with other restaurants and nightlife venues. The primary geographic area in which we operate, New York City, is among the most competitive markets in the world, with thousands of restaurants and nightlife venues. We also have significant operations in Los Angeles, Las Vegas and Chicago. Our restaurants and nightlife venues outside of New York City similarly compete with other dining and nightlife options in their respective markets and elsewhere. We compete with these other options on the basis of the quality, location and atmosphere, including the nature and condition of the setting, of our venues, our service, the price, quality and presentation of our food and the overall experience we provide.
Employees
As of June 30, 2020, we had approximately 1,500 full-time union and non-union employees and 6,100 part-time union and non-union employees. The decrease in the number of employees, from approximately 2,300 full-time union and non-union employees and 9,000 part-time union and non-union employees as of June 30, 2019, is primarily due to the sale of the Forum in May 2020 and the elimination of essentially all of Tao Group Hospitality’s venue line staff and manager positions in late March 2020 due to the impact of the COVID-19 pandemic. As of the date of this Form 10-K, we had approximately 1,050 full-time union and non-union employees after we reduced our workforce by approximately 350 full-time positions, and Tao Group Hospitality reduced its workforce by approximately 105 full-time positions in August 2020, due to the effects of the COVID-19 pandemic. Approximately 62% of our employees were represented by unions as of June 30, 2020. Approximately 25% of such union employees are subject to collective bargaining agreements (“CBAs”) that were expired as of June 30, 2020 and approximately 25% are subject to CBAs that will expire by June 30, 2021 if they are not extended prior thereto. Labor relations can be volatile, though our current relationships with our unions taken as a whole are positive. We have from time to time faced labor action or had to make contingency plans because of threatened or potential labor actions.
Financial Information about Segments and Geographic Areas
Substantially all of the Company’s revenues and assets are attributed to or located in the United States. A significant majority of the Company’s revenues and a majority of the Company’s assets are concentrated in the New York City metropolitan area. Tao Group Hospitality, in which the Company has a controlling interest, operates globally with locations in New York City, Las Vegas, Los Angeles, Chicago, Singapore and Sydney, Australia. Financial information by business segments for each of the years ended June 30, 2020, 2019, and 2018 is set forth in “Part II — Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations” and “Part II — Item 8. Financial Statements and Supplementary Data — Consolidated and Combined Financial Statements — Notes to Consolidated and Combined Financial Statements — Note 20. Segment Information.”

Item 1A. Risk Factors
Our Operations and Operating Results Have Been, and Continue to be, Materially Impacted by the COVID-19 Pandemic and Government Actions Taken in Response.
As of the date of this Annual Report on Form 10-K, virtually all of our business operations have been suspended and Tao Group Hospitality is operating at significantly reduced capacity and demand. It is not clear when we will be permitted or able to resume normal business operations.
As a result of government mandated assembly limitations and closures, events are currently prohibited at The Garden, Hulu Theater at Madison Square Garden, Radio City Music Hall, the Beacon Theatre and The Chicago Theatre. Virtually all events at our venues have been postponed or cancelled through at least September, and will likely be impacted through the remainder of the year. We are not recognizing revenue from those events and, while events are being rescheduled into calendar year 2021, it is unclear whether and to what extent those events will take place. The 2020 Boston Calling Music Festival, which had been slated for Memorial Day weekend, was also cancelled. On August 4, 2020, the Company announced that it cancelled the 2020 production of the Christmas Spectacular. All NBA and NHL games at The Garden have been suspended.
With the onset of the pandemic, Tao Group Hospitality’s business was also materially impacted by COVID-19 related restrictions imposed by state and local officials, which included limiting restaurants and bars to take-out and delivery service only and requiring the closure of nightlife establishments. As a result of these restrictions, virtually all of Tao Group Hospitality’s venues were closed for approximately three months starting in mid-March. Some state and local restrictions have gradually been lifted in certain cities where Tao Group Hospitality operates, including Las Vegas, New York City, Chicago and Los Angeles, which now permit limited in-person dining (typically required to be outdoors) with capacity restrictions and social distancing requirements. Although certain Tao Group Hospitality restaurants have re-opened for take-out and delivery service, as well as limited outdoor dining where permitted, they are operating at significantly reduced capacity, which, together with the closures imposed earlier in the year, has materially impacted business. In addition, these situations remain uncertain, making it possible that more stringent restrictions could be imposed again if cities were to experience an increase in COVID-19 cases. For example, in Los Angeles, indoor dining was permitted but then later prohibited by the State of California, forcing Tao Group Hospitality to close indoor dining at venues that had reopened. It is unclear how long, and to what extent, these restrictions will be in effect. See “ — We Are Subject to Extensive Governmental Regulation and Our Failure to Comply with These Regulations May Have a Material Negative Effect on Our Business and Results of Operations.”
Even if the bans on public assembly and closures are lifted in the near future, we expect our operations will continue to be adversely impacted by government mandated regulations (such as capacity limitations), measures we may voluntarily implement to promote the health and safety of customers, and the social distancing practices and health concerns of customers. Governmental regulations enacted in response to the COVID-19 pandemic may impact the revenue we derive and/or the expenses we incur from events that we choose to host such that events that were historically profitable would instead result in losses. Concerns about the COVID-19 pandemic could deter artists from touring and/or substantially decrease the use of and demand for our venues. Both the NBA and NHL have determined to complete their 2019-20 seasons without fans in attendance at games away from home arenas, and it is possible that continuing concerns related to COVID-19 could cause professional sports teams in the United States to play games without an audience during future seasons. As a result of the government mandates and possibility of continued concerns, we are facing a potentially lengthy period of time in which we are unable to host and book events due to the uncertainty around COVID-19. It is also unclear whether and to what extent COVID-19 concerns will impact the use of and/or demand for our entertainment and dining and nightlife venues, and demand for our sponsorship and advertising assets, or deter our employees and vendors from working at our venues, even after the restrictions are lifted.
The impact of cancelled events and closed venues, including our dining and nightlife venues, has and will continue to substantially decrease our revenues. In addition, due to the unprecedented nature of the global COVID-19 pandemic and its impacts on our business, our ability to forecast our cash inflows is hampered, and therefore our focus is on forecasting and managing operating costs and cash outflows against our overall liquidity position. While it will fluctuate, as of August 2020, we have estimated that our monthly operational cash burn rate will average approximately $25,000 on a go-forward basis. However, there can be no assurance that the assumptions used to estimate our average monthly cash burn rate will be correct. The estimated average monthly rate is subject to numerous risks and uncertainties, including related to the ongoing impact of the COVID-19 pandemic. Accordingly, it is possible that our average monthly cash burn rate could be significantly higher than the level we currently anticipate. See “Part II — Item 7A. Management’s Discussion and Analysis of Financial Condition and Results of Operations — Liquidity and Capital Resources.”
Our business is particularly sensitive to reductions in travel and discretionary consumer spending. Over the long-term, COVID-19 could impede economic activity in impacted regions or globally, causing a recession, leading to a further decline in discretionary spending on sports and entertainment events and other leisure activities, which could result in long-term effects on our business. For example, Tao Group Hospitality, which has dining and nightlife venues in New York City, Las Vegas, Los Angeles, Chicago, Singapore and Australia, would be adversely affected by a decline in discretionary spending.
Even after our businesses resume operations, despite the implementation of additional protective measures to provide for the health and safety of our customers, there can be no assurances that guests at our venues or vendors and employees working at our venues will not contract COVID-19 at one of our venues. Any such occurrence could result in litigation, legal and other costs and reputational risk that could materially and adversely impact our business and results of operations. Such an occurrence may also require the temporary closure of a venue or suspension of operations and/or quarantine of some or all of our employees at that venue.
We are building the MSG Sphere in Las Vegas. This is a complex construction project with cutting-edge technology that relies on subcontractors obtaining components from a variety of sources around the world. In April, the Company announced that it was suspending construction of MSG Sphere due to COVID-19 related factors that were outside of its control, including supply chain issues.  As the ongoing effects of the pandemic have continued to impact its business operations, the Company has revised its processes and construction schedule, and has resumed work with a lengthened timetable that enables the Company to better preserve cash in the near-term. The Company remains committed to bringing MSG Sphere to Las Vegas and, based on its new construction schedule, now expects to open the venue in calendar year 2023.
For the reasons set forth above and other reasons that may come to light as the COVID-19 pandemic and protective measures expand, we cannot reasonably estimate the impact to our future revenues, results of operations, cash flows or financial condition, but such impacts have been and will continue to be significant and could have a material adverse effect on our business, revenues, results of operations, cash flows and financial condition.
Our Business Faces Intense and Wide-Ranging Competition Which May Have a Material Negative Effect on Our Business and Results of Operations.
Our business competes, in certain respects and to varying degrees, with other leisure-time activities such as television, radio, motion pictures, sporting events and other live performances, restaurants and nightlife venues, the Internet, social media and social networking platforms, and online and mobile services, including sites for online content distribution, video on demand and other alternative sources of entertainment and information, in addition to competing for concerts with other event venues, and other restaurants and nightlife venues, for total entertainment dollars in our marketplace. The success of our business is largely dependent on the continued success of our Christmas Spectacular and the Tao Group Hospitality business, and the availability of, and our venues’ ability to attract, concerts, family shows, sporting events and other events, competition for which is intense, and the ability of acts to attract strong attendance at our venues. For example, The Garden, Hulu Theater at Madison Square Garden, Radio City Music Hall and the Beacon Theatre all compete with other entertainment options in the New York City metropolitan area. The Chicago Theatre faces similar competition from other entertainment options in its market and elsewhere. The restaurant, nightlife and hospitality industries are intensely competitive with respect to, among other things, service, price, food quality and presentation, location, atmosphere, overall experience, and the nature and condition of the setting (including customer perception of the safety measures we implement due to the COVID-19 pandemic). Competitors of Tao Group Hospitality’s business include a large and diverse group of well-recognized upscale restaurants and nightlife venues and brands. Some of our competitors may have a larger network of venues and/or greater financial resources.
Further, in order to maintain the competitive positions of The Garden and our other venues, we must invest on a continuous basis in state-of-the-art technology. In addition, we must maintain a competitive pricing structure for events that may be held in our venues, many of which have alternative venue options available to them in New York and other cities. We also invest a substantial amount in our Christmas Spectacular and in new productions to continue to attract audiences. We cannot be assured that such investments will generate revenues that are sufficient to justify our investment or even that exceed our expenses. For a discussion of substantial investments in state-of-the-art technology by the Company in connection with the MSG Sphere, see “— We Are Building and Plan to Build and Operate Entertainment Venues in Las Vegas and London and Are Exploring Other Potential Sites. These State-of-the-Art Venues Will Use Cutting-Edge Technologies and Will Require Significant Capital Investment by the Company. There Can Be No Assurance That the MSG Spheres Will Be Successful.”
The Success of Our Business Depends on the Continued Popularity of Our Live Productions, Particularly the Christmas Spectacular, and the Sporting Events We Host at Our Venues, the Decline of Which Could Have a Material Negative Effect on Our Business and Results of Operations.
The financial results of our business are dependent on the popularity of our live productions, particularly the Christmas Spectacular, which represented 17% of our revenues in Fiscal Year 2020. Should the popularity of the Christmas Spectacular decline (including, for example, as a result of customer unwillingness to travel to New York City as a result of the COVID-19 pandemic), our revenues from ticket sales, and concession and merchandise sales would likely also decline, and we might not be able to replace the lost revenue with revenues from other sources.

As a result of our commercial agreements with MSG Sports, the success of our business is also impacted in part by the popularity of MSG Sports’ Knicks and Rangers franchises with their fan bases and, in varying degrees, the teams achieving on-court and on-ice success, which can generate fan enthusiasm, resulting in additional suite, sponsorship, food and beverage and merchandise sales during the teams’ regular seasons. Furthermore, success in the regular season may qualify the Knicks and Rangers for participation in post-season playoffs, which provides us with additional revenue by increasing the number of games played by the teams at The Garden, potentially helping improve attendance in subsequent seasons and increasing the popularity of our suites and sponsorships.
We Are Building and Plan to Build and Operate Entertainment Venues in Las Vegas and London and Are Exploring Other Potential Sites. These State-of-the-Art Venues Will Use Cutting-Edge Technologies and Will Require Significant Capital Investment by the Company. There Can Be No Assurance That the MSG Spheres Will Be Successful.
The Company is progressing with its venue strategy to create, build and operate new music and entertainment-focused venues — called MSG Sphere — that will use cutting-edge technologies to create the next generation of immersive experiences. There is no assurance that the MSG Sphere in Las Vegas or London will be successful. We have begun building the first MSG Sphere in Las Vegas. For the MSG Sphere in London, the Company has submitted a planning application to the local planning authority. The planning authority’s process is ongoing. We plan to apply our learnings in Las Vegas to our design and construction plans for the MSG Sphere in London. As a result, the timeline for the MSG Sphere in London continues to evolve. We may also continue to explore additional domestic and international markets where these next-generation venues can be successful. While both the Las Vegas and London venues would have a scalable capacity of approximately 17,500 seats, moving forward, our goal is to develop a venue model that will accommodate a wide range of sizes and seating capacities — from large-scale to more intimate — based on the needs of any individual market.
We expect the costs of the MSG Spheres to be substantial. While it is always difficult to provide a definitive construction cost estimate for large-scale construction projects, it is particularly challenging for one as unique as MSG Sphere. In May 2019, the Company’s preliminary cost estimate for MSG Sphere at The Venetian was approximately $1.2 billion. This estimate was based only upon schematic designs for purposes of developing the Company’s budget and financial projections. Our cost estimate based on detailed construction drawings is approximately $1.66 billion. At this time, we are unable to determine the full impact of COVID-related disruptions on this project. For more information regarding the costs of MSG Spheres, see “Part II — Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations — Liquidity and Capital Resources — MSG Spheres.”
As the Company moves forward with the planning and construction of these and other major new venues, the Company may face unexpected project delays, costs and other complications. Our agreement with Sands to lease the land where the MSG Sphere in Las Vegas is being constructed requires that we start, and complete, construction within specified time periods, subject to any extensions due to force majeure events. The failure to meet these specified deadlines could result in a termination of the lease.
In light of the ambitious and unique design of MSG Sphere, including the use of technologies that have not previously been employed in major entertainment venues, the risk of delays and higher than anticipated costs are elevated. The MSG Sphere in Las Vegas is a complex construction project that relies on subcontractors obtaining components from a variety of sources around the world. In April, the Company announced that it was suspending construction of MSG Sphere due to COVID-19 related factors that were outside of its control, including supply chain issues.  As the ongoing effects of the pandemic have continued to impact its business operations, the Company has revised its processes and construction schedule, and has resumed work with a lengthened timetable that enables the Company to better preserve cash in the near-term. The Company remains committed to bringing MSG Sphere to Las Vegas and, based on its new construction schedule, now expects to open the venue in calendar year 2023.
In connection with the construction of the MSG Sphere venues, the Company will likely need to obtain additional capital beyond what is available from cash-on-hand and cash flows from operations. There is no assurance that we will be able to obtain such capital. The NBA and NHL have imposed restrictions on certain financing transactions that require a secured interest in The Garden.
The MSG Sphere will employ novel and transformative technologies and new applications of existing technologies. As a result, there can be no assurance that the MSG Sphere will achieve the technical, operational and artistic goals the Company is seeking. Any failure to do so could have a material negative effect on our business and results of operations.
While the Company believes that these next-generation venues will enable new experiences and innovative opportunities to engage with audiences, there can be no assurance that customers, artists, promoters, advertisers and marketing partners will embrace this new platform. The substantial cost of building the MSG Spheres in Las Vegas and London may constrain the Company’s ability to undertake other initiatives during the multi-year construction period.
Our Business is Highly Sensitive to Customer Tastes and Depends on Our Ability to Attract Artists and Events.
The success of our business depends in part upon our ability to offer live entertainment that is popular with customers. We contract with promoters and others to provide performers and events at our venues. There may be a limited number of popular artists, groups or events that can attract audiences to our venues, and our business would suffer to the extent that we are unable to continue to attract such artists, groups and events to perform at our venues. See “— Our Operations and Operating Results Have Been, and Continue to be, Materially Impacted by the COVID-19 Pandemic and Government Actions Taken in Response.”
Our Business Strategy Includes the Development of New Productions, Attractions and Other Events Which Could Require Us to Make Considerable Investments for Which There Can Be No Guarantee of Success.
As part of our business strategy, we intend to develop new productions, attractions and live entertainment events, which may include expansions or enhancements of our existing productions or relationships or the creation of entirely new productions and attractions. Expansion or enhancement of productions and/or the development of new productions, attractions and live entertainment events could require significant upfront investment in sets, staging, creative processes, commissioning and/or licensing of intellectual property, casting and advertising and may lead to dislocation of other alternative sources of entertainment that may have played in our venues absent these productions, attractions and events. To the extent that any efforts at expanding or enhancing productions or creating new productions do not result in a viable live show, or to the extent that any such productions do not achieve expected levels of popularity among audiences, we may need to write-down all or a portion of such investments. In addition, any delay in launching such productions or enhancements could result in the incurrence of operating costs which may not be recouped. For example, we wrote off a total of approximately $75.4 million of deferred production costs across fiscal years 2016 and 2017 related to the New York Spectacular Starring the Radio City Rockettes.
The Geographic Concentration of Our Businesses Could Subject Us to Greater Risk Than Our Competitors and Have a Material Negative Effect on Our Business and Results of Operations.
The Company primarily operates in three markets — New York City, Las Vegas and Los Angeles — and, as a result, is subject to greater degrees of risk than competitors with more operating properties or that operate in more markets. The Garden, Hulu Theater at Madison Square Garden, Radio City Music Hall and the Beacon Theatre are all located in New York City and Tao Group Hospitality operates 12 venues in New York City, including the food and beverage operations at the Dream Downtown and Dream Midtown hotels and the Moxy Chelsea and Moxy East Village hotels. In addition, Tao Group Hospitality operates six venues in Las Vegas, where the Company is constructing its first MSG Sphere. Tao Group Hospitality also operates four venues in Los Angeles. Therefore, the Company is particularly vulnerable to adverse events (including acts of terrorism, natural disasters, epidemics, pandemics, weather conditions, labor market disruptions and government actions) and economic conditions in New York City, Las Vegas, Los Angeles and surrounding areas. For example, our operations and operating results have been, and continue to be, materially impacted by the COVID-19 pandemic and government and league actions taken in response. See “— Our Operations and Operating Results Have Been, and Continue to be, Materially Impacted by the COVID-19 Pandemic and Government Actions Taken in Response” and “Part II — Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations — Introduction — Impact of the COVID-19 Pandemic on Our Business.”
We Depend on Licenses from Third Parties for the Performance of Musical Works at Our Venues, the Loss of Which or Renewal of Which on Less Favorable Terms May Have a Negative Effect on Our Business and Results of Operations.
We are required to obtain public performance licenses from music performing rights organizations, commonly known as “PROs” in connection with the performance of musical works at concerts and certain other live events held at our venues. In exchange for public performance licenses, PROs are paid a per-event royalty, traditionally calculated either as a percentage of ticket revenue or a per-ticket amount. The PRO royalty obligation of any individual event is generally paid by, or charged to, the promoter of the event.
If we are unable to obtain these licenses, or are unable to obtain them on favorable terms consistent with past practice, it may have a negative effect on our business and results of operations. An increase in the royalty rate and/or the revenue base on which the royalty rate is applied could substantially increase the cost of presenting concerts and certain other live events at our venues. If we are no longer able to pass all or a portion of these royalties on to promoters (or other venue licensees), it may have a negative effect on our business and results of operations.

Tao Group Hospitality’s Revenue Growth Depends Upon its Strategy of Adding New Venues and Tao Group Hospitality Plans to Add a Significant Number of New Venues. This Will Require Additional Capital and There Can Be No Guarantee of Success.
Tao Group Hospitality’s ability to increase its revenues depends upon opening new venues. Tao Group Hospitality has plans to open new venues both domestically and internationally. In pursuing its expansion strategy, Tao Group Hospitality faces risks associated with cost overruns and construction delays, obtaining financing and operating in new or existing markets. In addition, Tao Group Hospitality faces the risk that new venues may not be successful and that Tao Group Hospitality may lose all or a part of its investment in such new venues, which could have a material negative effect on our business and results of operations. Tao Group Hospitality has financed its operations under the Tao Senior Credit Agreement (as defined herein), which includes a $25.0 million revolving credit facility. See “— Tao Group Hospitality Has Incurred or May Incur Indebtedness, and the Occurrence of an Event of Default Under Tao Group Hospitality’s Credit Facilities or Our Inability to Repay Such Indebtedness When Due Could Substantially Impair the Assets of Tao Group Hospitality; Other of Our Subsidiaries and Joint Ventures May Incur Indebtedness in the Future and the Failure of Those Entities or Other Parties to Perform as Expected, Including the Repayment of Outstanding Loans, Could Have a Negative Effect on Our Business.” As a result of COVID-19 related restrictions imposed by state and local officials, which included limiting restaurants and bars to take-out and delivery service only, and later permitting limited in-person dining (typically required to be outdoors) with capacity restrictions and social distancing requirements, and requiring the closure of nightlife establishments, Tao Group Hospitality’s business has been materially impacted. If these restrictions remain in effect for a significant period of time or concerns regarding COVID-19 impact the use of and demand for Tao Group Hospitality’s venues even after the restrictions are lifted, Tao Group Hospitality may not have access to financing for its operations and expansion strategy. Any failure to maintain liquidity to finance its business operations could have a material adverse effect on the business and operations of Tao Group Hospitality. See “— Our Operations and Operating Results Have Been, and Continue to be, Materially Impacted by the COVID-19 Pandemic and Government Actions Taken in Response.”
Tao Group Hospitality Has Incurred or May Incur Indebtedness, and the Occurrence of an Event of Default Under Tao Group Hospitality’s Credit Facilities or Our Inability to Repay Such Indebtedness When Due Could Substantially Impair the Assets of Tao Group Hospitality; Other of Our Subsidiaries and Joint Ventures May Incur Indebtedness in the Future and the Failure of Those Entities or Other Parties to Perform as Expected, Including the Repayment of Outstanding Loans, Could Have a Negative Effect on Our Business.
Tao Group Hospitality has incurred or may incur indebtedness, which indebtedness is significant relative to the assets of Tao Group Hospitality’s business. The occurrence of an event of default under Tao Group Hospitality’s credit facilities could substantially impair the assets of Tao Group Hospitality and, as a result, have a negative effect on our business and results of operations.
Disruptions caused by the COVID-19 pandemic have had, and are likely to continue to have, a significant and negative impact on Tao Group Hospitality’s operations and financial performance. In August 2020, Tao Group Hospitality amended the Tao Senior Credit Agreement, which suspended the application of certain financial covenants through December 31, 2021, modified certain restrictive covenants therein, modified the applicable interest rates, and increased the minimum liquidity requirement. In addition, in connection with the amendment, MSG Entertainment Group, LLC entered into a guarantee and reserve account agreement to guarantee the obligations of TAOG under the Tao Senior Credit Agreement, establish and grant a security interest in a reserve account that will initially hold a deposit of approximately $9.8 million and maintain a minimum liquidity requirement of no less than $75 million at all times. If recovery from the pandemic takes longer than currently estimated, Tao Group Hospitality may need to seek covenant waivers in the future. Tao Group Hospitality’s failure to obtain covenant waivers could trigger a violation of these covenants and lead to default and acceleration of all of its outstanding debt, which could have a material adverse effect on liquidity. In addition, in May 2019 we extended a $49 million subordinated loan to Tao Group Hospitality, which was amended in June 2020 to increase the subordinated loan amount by $22 million. In aggregate, $49 million remains outstanding under the subordinated loan. The occurrence of an event of default under the Tao Senior Credit Agreement and any resulting acceleration of debt thereunder would lead to an event of default under our subordinated loan to Tao Group Hospitality and could impair our ability to have the Company’s subordinated loan repaid.
Other subsidiaries of ours may incur indebtedness in the future. Our subsidiaries’ ability to make payments on, or repay or refinance, such indebtedness, and to fund our operating, depends largely upon our future operating performance. Our future operating performance, to a certain extent, is subject to the impacts of the COVID-19 pandemic and general economic, financial, competitive, regulatory and other factors that are beyond our control.
In addition, we have made investments in, or otherwise extended loans to, one or more of our joint ventures or other parties and may make additional investments in, or otherwise extend loans to, one or more of such parties in the future. To the extent that such parties do not perform as expected, including with respect to repayment of such loans, it could impair such assets or create losses related to such loans, and, as a result, have a negative effect on our business and results of operations.

A Lack of Availability of Suitable Locations for New Tao Group Hospitality Venues or a Decline in the Quality of the Locations of Current Tao Group Hospitality Venues May Have a Material Negative Effect on Our Business and Results of Operations.
The success of the existing Tao Group Hospitality venues depends in large part on their locations. Possible declines in neighborhoods where Tao Group Hospitality venues are located or adverse economic conditions in areas surrounding those neighborhoods could result in reduced sales in those venues. Further, Tao Group Hospitality’s growth strategy is based, in part, on the expansion of Tao Group Hospitality venues into new geographic markets where its business has not previously operated. Desirable locations for new openings or for the relocation of existing venues may not be available at an acceptable cost when Tao Group Hospitality identifies a particular opportunity for a new venue or relocation. In addition, the success of new Tao Group Hospitality venues tends to expand or revive interest in Tao Group Hospitality venues that have been in operation for an extended period of time. Thus, the inability to successfully open new Tao Group Hospitality venues could also negatively impact the existing Tao Group Hospitality business. The occurrence of one or more of these events could have a material negative effect on our business and results of operations.
The Success of Tao Group Hospitality Depends in Part Upon the Continued Retention of Certain Key Personnel.
The success of Tao Group Hospitality depends, in part, on certain key members of its management, including its four original founders. The expertise of Tao Group Hospitality’s senior management team in developing, acquiring, reinventing, integrating and growing businesses, particularly those focused on entertainment and hospitality, has been and will continue to be a significant factor in the growth of Tao Group Hospitality’s business and the ability of Tao Group Hospitality to execute its business strategy. The loss of such key personnel could have a material negative effect on our business and results of operations.
Negative Publicity with Respect to Any of the Existing or Future Tao Group Hospitality Brands Could Reduce Sales at One or More of the Existing or Future Tao Group Hospitality Venues and Make the Tao Group Hospitality Brands Less Valuable, Which Could Have a Material Negative Effect on Our Business and Results of Operations.
The success of Tao Group Hospitality depends upon the reputation and popularity of the Tao Group Hospitality venues and brands. If customers have a poor experience at a restaurant or nightlife venue owned, operated or managed by Tao Group Hospitality, the Tao Group Hospitality venues may experience a decrease in customer traffic. Negative publicity with respect to any of the Tao Group Hospitality brands could adversely affect Tao Group Hospitality. Such publicity could relate to food quality, illness, injury or other health concerns, poor service, negative experiences or other problems and reduce demand in the Tao Group Hospitality business. For example, an outbreak or perceived outbreak of the COVID-19 pandemic connected to one or more of Tao Group Hospitality’s venues could cause negative publicity directed at any of its brands and cause customers to avoid its venues. The risk of negative publicity is exacerbated by the growing influence of social media, which can result in immediate and widespread dissemination of information (which may be false) with limited ability on our part to respond or correct such reports.
Increases in Labor Costs Could Slow the Growth of or Harm Tao Group Hospitality.
Tao Group Hospitality has a substantial number of hourly employees whose compensation may be impacted by increases in government-imposed minimum wage rates. In addition, Tao Group Hospitality employs a substantial number of employees whose income is supplemented through the receipt of gratuities. In certain jurisdictions in which Tao Group Hospitality operates, the minimum hourly wage to which gratuity-eligible employees are entitled under law is lower than the minimum wage required to be paid to other employees, subject to the former’s receipt of sufficient gratuities. The difference between the two minimum rates is referred to as a “tip credit.” Governmental entities, including in New York, Las Vegas and Chicago, have acted to increase minimum wage rates in jurisdictions where Tao Group Hospitality operates or may operate in the future. In addition, governmental entities have acted to eliminate, or considered the elimination of, tip credits in the application of minimum wage laws. As minimum wage rates increase, or if tip credits are reduced or eliminated, Tao Group Hospitality may need to increase wages paid to a substantial number of employees, which will increase the labor costs of Tao Group Hospitality. In addition, Tao Group Hospitality’s labor costs may increase if certain employees elect to be union represented and to collectively bargain their compensation. Tao Group Hospitality may be unable to offset these increased labor costs either through increased prices or changes to its operations, which could have a material negative effect on our business and results of operations.

Our Business Has Been Adversely Impacted and May, in the Future, Be Materially Adversely Impacted by an Economic Downturn and Financial Instability or Changes in Consumer Tastes and Preferences.
Our business depends upon the ability and willingness of consumers and businesses to purchase tickets at our venues, license suites and club memberships at The Garden, spend on food and beverages and merchandise, and drive continued advertising and sponsorship revenues, and these revenues are sensitive to general economic conditions and consumer behavior. Further, the restaurant, nightlife and hospitality industries are often affected by changes in consumer tastes, national, regional and local economic conditions, discretionary spending priorities, demographic trends, traffic patterns and the type, number and location of competing businesses. As a result, instability and weakness of the U.S. and global economies, including as a result of the effects caused by the COVID-19 pandemic, inflation, recession, or high unemployment, and the resulting negative effects on consumers’ and businesses’ discretionary spending, may materially negatively affect our business and results of operations. See “— Our Operations and Operating Results Have Been, and Continue to be, Materially Impacted by the COVID-19 Pandemic and Government Actions Taken in Response.”
We Have Incurred Substantial Operating Losses, Negative Adjusted Operating Income and Negative Cash Flow and There is No Assurance We Will Have Operating Income, Positive Adjusted Operating Income or Positive Cash Flow in the Future.
We incurred operating losses of $59.8 million, $45.6 million and $31.3 million in fiscal years 2020, 2019 and 2018, respectively. In addition, we have in prior periods incurred operating losses and negative cash flow and there is no assurance that we will have operating income or positive cash flow in the future. Significant operating losses may limit our ability to raise necessary financing, or to do so on favorable terms, as such losses could be taken into account by potential investors, lenders and the organizations that issue investment ratings on indebtedness. See “Part II — Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations — Factors Affecting Operating Results.”
Our Business Could Be Adversely Affected by Terrorist Activity or the Threat of Terrorist Activity and Other Developments That Discourage Congregation at Prominent Places of Public Assembly.
The success of our businesses is dependent upon the willingness and ability of patrons to attend events at our venues. The venues we operate, like all prominent places of public assembly, could be the target of terrorist activities, including acts of domestic terrorism, or other actions that discourage attendance. Any such activity or threatened activity at or near one of our venues or other similar venues, including those located elsewhere, could result in reduced attendance at our venues and a material negative effect on our business and results of operations. Similarly, a major epidemic or pandemic, such as the COVID-19 pandemic, or the threat or perceived threat of such an event, could adversely affect attendance at our events and venues by discouraging public assembly at our events and venues. Moreover, the costs of protecting against such incidents, including the costs of implementing additional protective measures for the health and safety of our guests, could reduce the profitability of our operations. See “— Our Operations and Operating Results Have Been, and Continue to be, Materially Impacted by the COVID-19 Pandemic and Government Actions Taken in Response.” In addition, any such events may harm our ability to obtain or renew insurance coverage on favorable terms or at all.
We May Pursue Acquisitions and Other Strategic Transactions to Complement or Expand Our Business That May Not Be Successful; We Have Significant Investments in Businesses We Do Not Control.
From time to time, we explore opportunities to purchase or invest in other businesses, venues or assets that we believe will complement, enhance or expand our current business or that might otherwise offer us growth opportunities, including opportunities that may differ from the Company’s current business. Any transactions that we are able to identify and complete may involve risks, including the commitment of significant capital, the incurrence of indebtedness, the payment of advances, the diversion of management’s attention and resources, litigation or other claims in connection with acquisitions or against companies we invest in or acquire, our lack of control over certain companies, including joint ventures and other minority investments, the inability to successfully integrate such business into our operations or even if successfully integrated, the risk of not achieving the intended results and the exposure to losses if the underlying transactions or ventures are not successful. At times, we have had significant investments in businesses that we account for under the equity method of accounting, and we may again in the future. These investments have generated operating losses in the past and certain have required additional investments from us in the form of equity or loans. For example, we incurred losses in certain equity method investments aggregating approximately $37.8 million during the 2017 and 2018 fiscal years. There can be no assurance that these investments will become profitable individually or in the aggregate or that they will not require material additional funding from us in the future.
We do not control the day-to-day operations of these investments. We have in the past written down and, to the extent that these investments are not successful in the future, we may write down all or a portion of such investments. Additionally, these businesses are subject to laws, rules and other circumstances, and have risks in their operations, which may be similar to, or different from, those to which we are subject. Any of the foregoing risks could result in a material negative effect on our business and results of operations or adversely impact the value of our investments.
We Do Not Own All of Our Venues and Our Failure to Renew Our Leases or Venue Management Agreements on Economically Attractive Terms May Have a Material Negative Effect on Our Business and Results of Operations; Our Lease on Radio City Music Hall Requires Us to Maintain a Certain Net Worth or Meet Certain Other Requirements.
Our lease for Radio City Music Hall expires in February 2023. We have the option, by providing notice in February 2021, to renew the lease for an additional period of 10 years at a cost equal to the greater of fair market value and an amount determined based on payments under the lease for the 12 months preceding the expiration date. Fair market value would be determined after we have exercised our option to renew by agreement or by arbitration conducted by an independent real estate appraiser based on standards set forth in the lease.
If we do not renew or extend the lease for Radio City Music Hall, we are confident that we would be able to present our Christmas Spectacular production at an alternative venue, including venues we own or control. However, if the production is not successful at a different venue, our business would be materially negatively affected.
MSG Entertainment Group, LLC (f/k/a MSG Sports & Entertainment, LLC), the entity that guarantees the lease for Radio City Music Hall, is required to maintain a certain net worth that if not maintained would require the entity to post a letter of credit or provide cash collateral.
Our lease for Beacon Theatre expires in 2026. There is no assurance we will be able to renew this lease on economically attractive terms.
The MSG Sphere in Las Vegas is being constructed on property we lease from Sands under a 50-year lease.
Tao Group Hospitality operates venues under various agreements that include leases with third parties and management agreements. The long-term success of Tao Group Hospitality depends in part on the availability of real estate, the ability to lease this real estate and the ability to enter into management agreements. As many of these agreements are with third parties over whom Tao Group Hospitality has little or no control, we may be unable to renew these agreements or enter into new agreements on acceptable terms or at all, and may be unable to obtain favorable agreements with venues generally, or in response to specific needs.
Some of these agreements include conditions that, if not met, would permit the counterparty to terminate the management agreement under certain circumstances. The ability to renew these agreements and obtain new agreements on favorable terms depends on a number of other factors, many of which are beyond the control of us or Tao Group Hospitality, such as national and local business conditions and competition from other businesses. There can be no assurance that Tao Group Hospitality will be able to renew these agreements on acceptable terms or at all, or that they will be able to obtain attractive agreements with appropriate venues or real estate owners, which could have a material negative effect on our business and results of operations.
In addition, as of the date of this Annual Report on Form 10-K, virtually all of our business operations have been suspended and Tao Group Hospitality is operating at significantly reduced capacity and demand as a result of the COVID-19 pandemic. As restrictions on operations continue, or as operations resume and then are later prohibited again in response to spikes in COVID-19 cases, if the third parties from whom we lease our venues are unable or unwilling to accommodate reduced or delayed rent obligations, we and/or Tao Group Hospitality may not be able to meet our respective obligations and may be forced to abandon or permanently close certain venues, which could negatively affect our business. See “— Our Operations and Operating Results Have Been, and Continue to be, Materially Impacted by the COVID-19 Pandemic and Government Actions Taken in Response.” and “Part II — Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations — Introduction — Impact of the COVID-19 Pandemic on Our Business.”
We Are Subject to Extensive Governmental Regulation and Our Failure to Comply with These Regulations May Have a Material Negative Effect on Our Business and Results of Operations.
Our business is subject to the general powers of federal, state and local governments, as well as foreign governmental authorities, to deal with matters of health and public safety. We are also subject to the rules, regulations and decisions of the NBA and NHL.
As of June 30, 2020, as a result of government mandated assembly limitations and closures implemented in response to the COVID-19 pandemic, virtually all of our scheduled events at The Garden, Hulu Theater at Madison Square Garden, Radio City Music Hall, the Beacon Theatre and The Chicago Theatre were postponed or cancelled through at least September, and will likely be impacted through the remainder of the year. Tao Group Hospitality’s business was also materially impacted by

COVID-19 related restrictions imposed by state and local officials, which included limiting restaurants and bars to take-out and delivery service only and requiring the closure of nightlife establishments. As a result of these restrictions, virtually all of Tao Group Hospitality’s venues were closed for approximately three months starting in mid-March. Some state and local restrictions have gradually been lifted in certain cities where Tao Group Hospitality operates, which now permit limited in-person dining (typically required to be outdoors) with capacity restrictions and social distancing requirements, but there can be no assurance that some or all of these restrictions will not be imposed again in the future as a measure to control infection rates. We are unable to predict when we will be permitted or able to resume normal business operations and what the long-term effects of these events, including new government regulations or requirements, will be. For example, future governmental regulations adopted in response to the COVID-19 pandemic may impact the revenue we derive and/or the expenses we incur from the events that we choose to host, such that events that were historically profitable would instead result in losses. See “— Our Operations and Operating Results Have Been, and Continue to be, Materially Impacted by the COVID-19 Pandemic and Government Actions Taken in Response” and “Part II — Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations — Introduction — Impact of the COVID-19 Pandemic on Our Business.”
Additionally, we hold liquor licenses at each of our venues and are subject to licensing requirements with respect to the sale of alcoholic beverages in the jurisdictions in which we serve those beverages. Failure to receive or retain, or the suspension of, liquor licenses or permits could interrupt or terminate our ability to serve alcoholic beverages at the applicable venue and could have a material negative effect on our business and our results of operations. Additional regulation relating to liquor licenses may limit our activities in the future or significantly increase the cost of compliance, or both. In the jurisdictions in which our venues are located, we are subject to statutes that generally provide that serving alcohol to a visibly intoxicated or minor patron is a violation of the law and may provide for strict liability for certain damages arising out of such violations. Our liability insurance coverage may not be adequate or available to cover any potential liability.
We and our venues are subject to environmental laws and regulations relating to the use, disposal, storage, emission and release of hazardous and non-hazardous substances, as well as zoning and noise level restrictions which may affect, among other things, the operations of our venues. Compliance with these regulations and the associated costs may be heightened as a result of the purchase, construction or renovation of a venue. Additionally, certain laws and regulations could hold us strictly, jointly and severally responsible for the remediation of hazardous substance contamination at our facilities or at third-party waste disposal sites, as well as for any personal or property damage related to any contamination.
Our venues are subject to zoning and building regulations including permits relating to the operation of The Garden. The Garden requires a special zoning permit, which was originally granted by the New York City Planning Commission in 1963 and renewed in July 2013 for 10 years. Certain government officials and special interest groups sought to use the renewal process to pressure us to improve Pennsylvania Station (“Penn Station”) or to relocate The Garden. There can be no assurance regarding the future renewal of the permit or the terms thereof.
We are subject to various data privacy laws in the jurisdictions in which we operate. These include, but are not limited to, the E.U. General Data Protection Regulation and the California Consumer Privacy Act (“CCPA”). These laws obligate us to comply with certain consumer and employee rights concerning data we may collect about these individuals. Some of these laws have only recently become effective and new laws or regulations may create additional obligations in the future. Actions required to comply with these rights are complex and costly and violations could expose us to fines and other penalties that may be significant. In addition, if personal information and/or confidential information were disclosed, accessed or taken without consent we could be subject to legal claims.
Our business is, and may in the future be, subject to a variety of other laws and regulations, including licensing, permitting, and historic designation and similar requirements; working conditions, labor, immigration and employment laws; health, safety and sanitation requirements; and compliance with the Americans with Disabilities Act (and related state and local statutes).
Any changes to the legal and regulatory framework applicable to our business could have an adverse impact on our businesses and our failure to comply with applicable governmental laws and regulations, or to maintain necessary permits or licenses, could result in liability that could have a material negative effect on our business and results of operations.
We Face Continually Evolving Cybersecurity and Similar Risks, Which Could Result in Loss, Disclosure or Misappropriation of, or Access to, Our Confidential Information and Cause Disruption of Our Business, Damage to Our Brands and Reputation, Legal Exposure and Financial Losses.
We may collect and store, including by electronic means, certain personal and other sensitive information, including payment card information, that is provided to us through purchases, registration on our websites, or otherwise in communication or interaction with us. These activities require the use of centralized data storage, including through third-party service providers. Data maintained in electronic form is subject to the risk of security incidents, including breach, compromise, intrusion, tampering, theft, misappropriation or other malicious activity. Further, hardware and operating system software and applications that we produce or procure from third parties may contain defects in design or manufacture, including “bugs” and other problems that could unexpectedly interfere with the operation of such systems. Our ability to safeguard such personal and other sensitive information, including information regarding the Company and our customers, sponsors, partners and employees, is important to our business. We take these matters seriously and take significant steps to protect our stored information, including the implementation of systems and processes to thwart malicious activity. These protections are costly and require ongoing monitoring and updating as technologies change and efforts to overcome security measures become more sophisticated. In addition, in the event of a security incident, changes in legislation may increase the risk of potential litigation. For example, the CCPA, which took effect on January 1, 2020, provides a private right of action (in addition to statutory damages) for California residents whose sensitive personal information is breached as a result of a business’s violation of its duty to reasonably secure such information. See “— We Are Subject to Extensive Governmental Regulation and Our Failure to Comply with These Regulations May Have a Material Negative Effect on Our Business and Results of Operations.”
Despite our efforts, the risks of a security incident cannot be entirely eliminated and our information technology and other systems that maintain and transmit consumer, sponsor, partner, Company, employee and other confidential information may be compromised due to employee error or other circumstances such as malware or ransomware, hacking and phishing attacks or otherwise. Such compromise could affect the security of information on our network or that of a third-party service provider, and could result in personal information and/or confidential information being lost, disclosed, accessed or taken without consent. For example, in November 2016, a payment card issue that affected cards used at merchandise and food and beverage locations at several of our New York venues and The Chicago Theatre was identified and addressed with the assistance of security firms. The issue was promptly fixed and enhanced security measures were implemented.
The Company also continues to review and enhance our security measures in light of the constantly evolving techniques used to gain unauthorized access to networks, data, software and systems. The Company may be required to incur significant expenses in order to address any actual or potential security incidents that arise and we may not have insurance coverage for all such expenses. If we experience a security incident, our ability to conduct business may be interrupted or impaired, we may incur damage to our systems, we may lose profitable opportunities or the value of those opportunities may be diminished and we may lose revenue as a result of unlicensed use of our intellectual property. Further, an actual or perceived security incident, such as penetration of our or our third-party vendors’ networks, affecting personal or other sensitive information could subject us to business and litigation risk and damage our reputation, including with customers, sponsors, and partners, which could have a material negative effect on our business and results of operations.
Weather or Other Conditions May Impact Events at Our Venues, Which May Have a Material Negative Effect on Our Business and Results of Operations.
Weather or other conditions, including natural disasters, acts of terrorism, pandemics and similar events, in the New York, Las Vegas or Los Angeles metropolitan areas and other locations in which we own or operate venues may affect patron attendance as well as sales of food and beverages and merchandise, among other things. Weather conditions may also require us to cancel or postpone events. Any of these events may have a material negative effect on our business and results of operations.
Our Properties Are Subject to, and Benefit from, Certain Easements, the Availability of Which May Not Continue on Terms Favorable to Us or at All.
Our properties are subject to, and benefit from, certain easements. For example, the “breezeway” into the Madison Square Garden Complex from Seventh Avenue in New York City is a significant easement that we share with other property owners. Additionally, our planned MSG Sphere in Las Vegas will have the benefit of easements with respect to the planned pedestrian bridge to the Sands Expo Convention Center. Our ability to continue to utilize these and other easements, including for advertising and promotional purposes, requires us to comply with a number of conditions. Certain adjoining property owners have easements over our property, which we are required to maintain so long as those property owners meet certain conditions. It is possible that we will be unable to continue to access or maintain any easements on terms favorable to us, or at all, which could have a material negative effect on our business and results of operations.
A Change to or Withdrawal of a New York City Real Estate Tax Exemption May Have a Material Negative Effect on Our Business and Results of Operations.
Many arenas, ballparks and stadiums nationally and in New York City have received significant public support, such as tax exempt financing, other tax benefits, direct subsidies and other contributions, including for public infrastructure critical to the facilities such as parking lots and transit improvements. Our Madison Square Garden Complex benefits from a more limited real estate tax exemption pursuant to an agreement with the City of New York, subject to certain conditions, and legislation enacted by the State of New York in 1982. For Fiscal Year 2020, the tax exemption was $43.3 million. From time to time there have been calls to repeal or amend the tax exemption. Repeal or amendment would require legislative action by New York State.
We are party to Arena License Agreements with subsidiaries of MSG Sports that require two of MSG Sports’ professional sports teams – the Knicks and Rangers – to play all of their home games at The Garden. Under the Arena License Agreements, which each have a term of 35 years (unless extended), the Knicks and the Rangers pay an annual license fee in connection with their respective use of The Garden. In addition, the Arena License Agreements provide us with additional revenue opportunities. Under the Arena License Agreements, the teams are responsible for 100% of any real property or similar taxes applicable to The Garden.
If the tax exemption is repealed or the teams are otherwise subject to the property tax due to no fault of the teams, the revenue that we generate from team events will be reduced on a percentage basis as set forth in the Arena License Agreements. The value of any such revenue reduction could be significant but is expected to be substantially less than the property tax paid by the teams. See “— We Are Materially Dependent on MSG Sports’ Performance Under Various Agreements.”
There can be no assurance that the tax exemption will not be amended in a manner that imposes property tax or repealed in its entirety, either of which could have a material negative effect on our business and results of operations.
We Will Require Financing to Fund Our Planned Construction of the MSG Sphere in Las Vegas, and May Require Financing to Fund Certain of Our Obligations and Our Ongoing Operations and Capital Expenditures, the Availability of Which Is Highly Uncertain.
The capital and credit markets can experience volatility and disruption. Such markets can exert extreme downward pressure on stock prices and upward pressure on the cost of new debt capital and can severely restrict credit availability for most issuers.
Our business has been characterized by significant expenditures for properties, businesses, renovations and productions. We have made a financing commitment to MSG Sports to provide $200 million of financing to MSG Sports under certain conditions pursuant to the delayed draw term loan credit agreements (the “DDTL Facilities”). We will require financing to fund our planned capital expenditures, including the construction of the MSG Sphere in Las Vegas, and we may require financing to fund other obligations and our ongoing operations. In the future we may engage in transactions that depend on our ability to obtain financing.
Depending upon conditions in the financial markets and/or the Company’s financial performance, we may not be able to raise additional capital on favorable terms, or at all. If we are unable to pursue our current and future spending programs, we may be forced to cancel or scale back those programs. Failure to successfully pursue our capital expenditure and other spending plans could negatively affect our ability to compete effectively and have a material negative effect on our business and results of operations.
In addition, as described above, the NBA and NHL have imposed restrictions on certain financing transactions that require a secured interest in The Garden.
Our Business Is Subject to Seasonal Fluctuations, and Our Operating Results and Cash Flow Could Vary Substantially from Period to Period.
Our revenues and expenses have been seasonal and we expect they will continue to be seasonal. For example, 17% of our revenues in Fiscal Year 2020 were derived from the Christmas Spectacular. Our revenues are highest in the second quarter of our fiscal year when these performances primarily occur. As a result, our business earns a disproportionate amount of its revenue and operating income in the second quarter of each fiscal year. Therefore, our operating results and cash flow reflect significant variation from period to period and will continue to do so in the future. Consequently, period-to-period comparisons of our operating results may not necessarily be meaningful and the operating results of one period are not indicative of our financial performance during a full fiscal year. This variability may adversely affect our business, results of operations and financial condition.
Organized Labor Matters May Have a Material Negative Effect on Our Business and Results of Operations.
Our business is dependent upon the efforts of unionized workers. Approximately 62% of our employees are represented by unions. Approximately 25% of such union employees are subject to CBAs that were expired as of June 30, 2020 and approximately 25% are subject to CBAs that will expire by June 30, 2021 if they are not extended prior thereto. Any labor disputes, such as strikes or lockouts, with the unions with which we have CBAs could have a material negative effect on our business and results of operations (including our ability to produce or present concerts, theatrical productions, sporting events and other events).

Additionally, NBA and NHL players are covered by CBAs. Both leagues have experienced labor difficulties in the past and may have labor issues in the future, such as players’ strikes or management lockouts. If any Knicks or Rangers home games at The Garden are cancelled because of any such labor difficulties, the loss of revenue from customers who would have attended such games could have a negative impact on our business and results of operations.
The Unavailability of Systems Upon Which We Rely May Have a Material Negative Effect on Our Business and Results of Operations.
We rely upon various internal and third-party software or systems in the operation of our business, including, with respect to ticket sales, credit card processing, email marketing, point of sale transactions, database, inventory, human resource management and financial systems. From time to time, certain of these arrangements may not be covered by long-term agreements. The failure or unavailability of these internal or third-party services or systems, depending upon its severity and duration, could have a material negative effect on our business and results of operations.
We May Become Subject to Infringement or Other Claims Relating to Our Content or Technology.
From time to time, third parties may assert against us alleged intellectual property (e.g., copyright, trademark and patent) or other claims relating to our productions, dining and nightlife venues and brands, technologies or other content or material, some of which may be important to our business. In addition, our productions could potentially subject us to claims of defamation or similar types of allegations. Any such claims, regardless of their merit, could cause us to incur significant costs that could harm our results of operations. In addition, if we are unable to continue use of certain intellectual property rights, our business and results of operations could be materially negatively impacted.
Theft of Our Intellectual Property May Have a Material Negative Effect on Our Business and Results of Operations.
The success of our business depends in part on our ability to maintain and monetize our intellectual property rights, including the technology and content being developed for MSG Sphere and our brand logos. Theft of our intellectual property could have a negative effect on our business and results of operations because it may reduce the revenue that we are able to receive from the legitimate sale and distribution of media utilizing our intellectual property, undermine lawful distribution channels and limit our ability to control the marketing of our content. Litigation may be necessary to enforce our intellectual property rights. Any litigation of this nature, regardless of the outcome, could cause us to incur significant costs.
There Is a Risk of Injuries and Accidents in Connection with Our Venues, Which Could Subject Us to Personal Injury or Other Claims; We Are Subject to the Risk of Adverse Outcomes in Other Types of Litigation.
There are inherent risks associated with producing and hosting events and operating, maintaining or renovating our venues and in operating the restaurant and nightlife venues. As a result, personal injuries, accidents and other incidents have occurred and may occur from time to time, which could subject us to claims and liabilities.
These risks may not be covered by insurance or could involve exposures that exceed the limits of any applicable insurance policy. Incidents in connection with events at any of our venues could also reduce attendance at our events and may have a negative impact on our revenue and results of operations. We seek to obtain contractual indemnities for events at our venues that we do not promote, and under the Arena License Agreements, MSG Sports and the Company have reciprocal indemnity obligations to each other in connection with the home games of the Knicks and Rangers held at The Garden. While we also maintain insurance policies that provide coverage for incidents in the ordinary course of business, there can be no assurance that such indemnities or insurance will be adequate at all times and in all circumstances.
From time to time, the Company and its subsidiaries are involved in various legal proceedings, including proceedings or lawsuits brought by governmental agencies, stockholders, customers, employees, other private parties and other stakeholders. The outcome of litigation is inherently unpredictable and, regardless of the merits of the claims, litigation may be expensive, time-consuming, disruptive to our operations, harmful to our reputation and distracting to management. As a result, we may incur liability from litigation (including in connection with settling such litigation) which could be material and for which we may not have available or adequate insurance coverage or be subject to other forms of non-monetary relief which may adversely affect the Company. The liabilities we incur in connection with any such litigation could have an adverse effect on our business and results of operations.
We Face Risk from Doing Business Internationally.
We have operations and own property outside of the United States. As a result, our business is subject to certain risks inherent in international business, many of which are beyond our control. These risks include:

•	laws and policies affecting trade and taxes, including laws and policies relating to currency, the repatriation of funds and withholding taxes, and changes in these laws;

•	changes in local regulatory requirements, including restrictions on foreign ownership;

•	exchange rate fluctuation;

•	exchange controls, tariffs and other trade barriers;

•	differing degrees of protection for intellectual property and varying attitudes towards the piracy of intellectual property;

•	foreign privacy and data protection laws and regulations, such as the E.U. General Data Protection Regulation, and changes in these laws;

•	the impact of Brexit, which legally took place on January 31, 2020, and any agreements reached during the transition period in effect until December 31, 2020;

•	the instability of foreign economies and governments;

•	war, acts of terrorism and the outbreak of epidemics or pandemics abroad;

•
anti-corruption laws and regulations, such as the Foreign Corrupt Practices Act and the U.K. Bribery Act that impose stringent requirements on how we conduct our foreign operations, and changes in these laws and regulations; and

•	shifting consumer preferences regarding entertainment.

Events or developments related to these and other risks associated with international operations could have a material negative effect on our business and results of operations.
We Are Materially Dependent on MSG Sports’ Performance Under Various Agreements.
We have entered into various agreements with MSG Sports related to the Entertainment Distribution, including a distribution agreement, a tax disaffiliation agreement, a transition services agreement, an employee matters agreement and certain other arrangements (including other support services). These agreements include the allocation of employee benefits, taxes and certain other liabilities and obligations attributable to periods prior to, at and after the Entertainment Distribution. In connection with the Entertainment Distribution, we provided MSG Sports with indemnities with respect to liabilities arising out of our business and MSG Sports provided us with indemnities with respect to liabilities arising out of the business retained by MSG Sports.
We also entered into various agreements with MSG Sports that govern our ongoing commercial relationship subsequent to the Entertainment Distribution, including Arena License Agreements that require two of MSG Sports’ professional sports teams - the Knicks and the Rangers - to play home games at The Garden, sponsorship agency agreements in connection with the sale of sponsorships and advertising for the Knicks and Rangers, as well as MSG Sports’ other teams, and a trademark license agreement regarding the use of the “MSG” and Madison Square Garden marks. These agreements, other than the Arena License Agreements, are each subject to potential termination by MSG Sports in the event MSG Sports and the Company are no longer affiliates.
The Company performs certain business services for MSG Sports that were performed by MSG Sports prior to the Entertainment Distribution, such as information technology, accounts payable, payroll, tax, certain legal functions, human resources, insurance and risk management, government affairs, investor relations, corporate communications, benefit plan administration and reporting, and internal audit functions as well as certain marketing functions. These services include the collection and storage of certain personal information regarding employees and/or customers as well as information regarding the Company, MSG Sports and our sponsors and partners. See “— We Face Continually Evolving Cybersecurity and Similar Risks, Which Could Result in Loss, Disclosure or Misappropriation of, or Access to, Our Confidential Information and Cause Disruption of Our Business, Damage to Our Brands and Reputation, Legal Exposure and Financial Losses.”
The Company and MSG Sports each rely on the other to perform their obligations under these agreements. If MSG Sports were to breach or become unable to satisfy its material obligations under these agreements, including a failure to satisfy its indemnification or other financial obligations, or these agreements otherwise terminate or expire and we do not enter into replacement agreements, we could suffer operational difficulties and/or significant losses.

The Entertainment Distribution Could Result in Significant Tax Liability.
MSG Sports received an opinion from Sullivan & Cromwell LLP substantially to the effect that, among other things, the Entertainment Distribution qualified as a tax-free distribution under the Internal Revenue Code (the “Code”). The opinion is not binding on the IRS or the courts. Certain transactions related to the Entertainment Distribution that are not addressed by the opinion could result in the recognition of income or gain by MSG Sports The opinion relied on factual representations and reasonable assumptions, which, if incorrect or inaccurate, may jeopardize the ability to rely on such opinion.
If the Entertainment Distribution does not qualify for tax-free treatment for U.S. federal income tax purposes, then, in general, MSG Sports would recognize taxable gain in an amount equal to the excess of the fair market value of our common stock distributed in the Entertainment Distribution over MSG Sports’ tax basis therein (i.e., as if it had sold such common stock in a taxable sale for its fair market value). In addition, the receipt by MSG Sports’ stockholders of common stock of our Company would be a taxable distribution, and each U.S. holder that received our common stock in the Entertainment Distribution would be treated as if the U.S. holder had received a distribution equal to the fair market value of our common stock that was distributed to it, which generally would be treated first as a taxable dividend to the extent of such holder’s pro rata share of MSG Sports’ earnings and profits, then as a non-taxable return of capital to the extent of the holder’s tax basis in its MSG Sports’ common stock, and thereafter as capital gain with respect to any remaining value. It is expected that the amount of any such taxes to MSG Sports stockholders and MSG Sports would be substantial. See “— We May Have a Significant Indemnity Obligation to MSG Sports if the Entertainment Distribution Is Treated as a Taxable Transaction.”
We May Have a Significant Indemnity Obligation to MSG Sports if the Entertainment Distribution Is Treated as a Taxable Transaction.
We have entered into a Tax Disaffiliation Agreement with MSG Sports (the “Tax Disaffiliation Agreement”), which sets out each party’s rights and obligations with respect to federal, state, local or foreign taxes for periods before and after the Entertainment Distribution and related matters such as the filing of tax returns and the conduct of IRS and other audits. Pursuant to the Tax Disaffiliation Agreement, we are required to indemnify MSG Sports for losses and taxes of MSG Sports resulting from the breach of certain covenants and for certain taxable gain recognized by MSG Sports, including as a result of certain acquisitions of our stock or assets. If we are required to indemnify MSG Sports under the circumstances set forth in the Tax Disaffiliation Agreement, we may be subject to substantial liabilities, which could materially adversely affect our financial position.
The Tax Rules Applicable to the Distribution Restrict Us from Engaging in Certain Corporate Transactions and from Raising Equity Capital Beyond Certain Thresholds for a Period of Time After the Entertainment Distribution.
To preserve the tax-free treatment of the Entertainment Distribution to MSG Sports and its stockholders, under the Tax Disaffiliation Agreement with MSG Sports, for the two-year period following the Entertainment Distribution, we are subject to restrictions with respect to:

•	entering into any transaction pursuant to which 50% or more of our shares or assets would be acquired, whether by merger or otherwise, unless certain tests are met;

•	issuing equity securities, if any such issuances would, in the aggregate, constitute 50% or more of the voting power or value of our capital stock;

•	certain repurchases of our common shares;

•	ceasing to actively conduct our business;

•	amendments to our organizational documents (i) affecting the relative voting rights of our stock or (ii) converting one class of our stock to another;

•	liquidating or partially liquidating; and

•	taking any other action that prevents the Entertainment Distribution and certain related transactions from being tax-free.
These restrictions may limit our ability during such period to pursue strategic transactions of a certain magnitude that involve the issuance or acquisition of our stock or to engage in new businesses or other transactions that might increase the value of our business. These restrictions may also limit our ability to raise significant amounts of cash through the issuance of stock, especially if our stock price were to suffer substantial declines, or through the sale of certain of our assets.

Certain Adverse U.S. Federal Income Tax Consequences Might Apply to Non-U.S. Holders That Hold Our Class A Common Stock and Class B Common Stock If We Are Treated as a USRPHC.
The Company has not made a determination as to whether we are deemed to be a USRPHC, as defined in section 897(c)(2) of the Code. In general, we would be considered a USRPHC if 50% or more of the fair market value of our assets constitute “United States real property interests” within the meaning of the Code. However, the determination of whether we are a USRPHC turns on the relative fair market value of our United States real property interests and our other assets, and because the USRPHC rules are complex and the determination of whether we are a USRPHC depends on facts and circumstances that may be beyond our control, we can give no assurance as to our USRPHC status after the Entertainment Distribution. If we are treated as a USRPHC, certain adverse U.S. federal income tax consequences might apply to non-U.S. holders that hold our Class A Common Stock and Class B Common Stock. For more information, see the section entitled “The Distribution - Material U.S. Federal Income Tax Consequences of the Distribution” in the Company’s Information Statement, dated April 6, 2020 (the “Information Statement”), filed as Exhibit 99.1 to the Company’s Current Report on Form 8-K filed on April 7, 2020.
Our Historical Financial Results May Not Be Representative of Our Results as a Separate, Stand-Alone Company.
Certain of the historical financial information we have included in this Annual Report on Form 10-K has been derived from the consolidated financial statements and accounting records of MSG Sports and does not necessarily reflect what our financial position, results of operations or cash flows would have been had we been a separate, stand-alone company during the periods presented. Although MSG Sports did account for our business (other than the sports bookings business) as a separate business segment, we were not operated as a separate, stand-alone company for the historical periods presented. The historical costs and expenses reflected in our combined financial statements include an allocation for certain corporate functions historically provided by MSG Sports, including general corporate expenses and employee benefits and incentives. These allocations were based on what we and MSG Sports considered to be reasonable reflections of the historical utilization levels of these services required in support of our business. In addition, following the Entertainment Distribution, our business includes the results of the sports bookings business that were previously reported as part of MSG Sports’ Sports business segment. The historical information does not necessarily indicate what our results of operations, financial position, cash flows or costs and expenses will be in the future.
If We Are Unable to Satisfy the Requirements of Section 404 of the Sarbanes-Oxley Act, or Our Internal Control Over Financial Reporting is Not Effective, the Reliability of Our Financial Statements May Be Questioned and Our Stock Price May Suffer.
Section 404 of the Sarbanes-Oxley Act of 2002, as amended, requires any company subject to the reporting requirements of the U.S. securities laws to do a comprehensive evaluation of its and its consolidated subsidiaries’ internal control over financial reporting. To comply with this statute, we are required to document and test our internal control procedures, our management will be required to assess and issue a report concerning our internal control over financial reporting, and our independent auditors will be required to issue an opinion on the Company’s internal controls over financial reporting. Although the rules do not require our independent auditors to attest the effectiveness of internal control over financial reporting until our reporting as of June 30, 2021, our management completed its assessment of the effectiveness of the Company’s internal control over financial reporting for the year ended June 30, 2020. The rules governing the standards that must be met for management to assess our internal control over financial reporting are complex and require significant documentation, testing and possible remediation to meet the detailed standards under the rules. During the course of its testing, our management may identify material weaknesses or deficiencies which may not be remedied in time to meet the deadline imposed by the Sarbanes-Oxley Act. If our management cannot favorably assess the effectiveness of our internal control over financial reporting or our auditors identify material weaknesses in our internal controls, investor confidence in our financial results may weaken, and our stock price may suffer.
The Reduced Disclosure Requirements Applicable to Us as an “Emerging Growth Company” May Make Our Class A Common Stock Less Attractive to Investors.
We are an “emerging growth company” as defined in the Jumpstart Our Business Startups Act of 2012 (the “JOBS Act”), and we may avail ourselves of certain exemptions from various reporting requirements of public companies that are not “emerging growth companies,” including, but not limited to, an exemption from complying with the auditor attestation requirements of Section 404 of the Sarbanes-Oxley Act, and, like smaller reporting companies, reduced disclosure obligations regarding executive compensation in our periodic reports and proxy statements, and exemptions from the requirement of holding a non-binding advisory vote on executive compensation and stockholder approval of any golden parachute payments not previously approved. We may remain an emerging growth company for up to five full fiscal years following the Entertainment Distribution. We will cease to be an emerging growth company, and, therefore, become ineligible to rely on the above exemptions, if we: (a) have more than $1.07 billion in annual revenue in a fiscal year; (b) issue more than $1 billion of non-convertible debt over a three-year period; or (c) become a “large accelerated filer” as defined in Rule 12b-2 under the Securities

Exchange Act of 1934, as amended (the “Exchange Act”) which would generally occur after: (i) we have filed at least one annual report; (ii) we have been a Securities and Exchange Commission (“SEC”) reporting company for at least 12 months; and (iii) the market value of our common stock that is held by non-affiliates exceeds $700 million as of the last business day of our most recently completed second fiscal quarter. We cannot predict if investors will find our common stock less attractive because we may rely on these exemptions.
If some investors find our common stock less attractive as a result of the exemptions available to us as an emerging growth company, there may be a less active trading market for our common stock and our value may be more volatile than that of an otherwise comparable company that does not avail itself of the same or similar exemptions.
We Are Controlled by the Dolan Family. As a Result of Their Control, the Dolan Family Has the Ability to Prevent or Cause a Change in Control or Approve, Prevent or Influence Certain Actions by the Company.
We have two classes of common stock:

•	Class A Common Stock, par value $0.01 per share (“Class A Common Stock”), which is entitled to one vote per share and is entitled collectively to elect 25% of our Board of Directors; and

•	Class B Common Stock, par value $0.01 per share (“Class B Common Stock”), which is entitled to 10 votes per share and is entitled collectively to elect the remaining 75% of our Board of Directors.
As of July 31, 2020, the Dolan family, including trusts for the benefit of members of the Dolan family (collectively, the “Dolan Family Group”), collectively own all of our Class B Common Stock, approximately 4.2% of our outstanding Class A Common Stock (inclusive of options exercisable and restricted stock units vesting within 60 days of the date hereof) and approximately 70.9% of the total voting power of all our outstanding common stock. The members of the Dolan Family Group holding Class B Common Stock are parties to a Stockholders Agreement, which has the effect of causing the voting power of the holders of our Class B Common Stock to be cast as a block with respect to all matters to be voted on by holders of our Class B Common Stock. Under the Stockholders Agreement, the shares of Class B Common Stock owned by members of the Dolan Family Group (representing all the outstanding Class B Common Stock) are to be voted on all matters in accordance with the determination of the Dolan Family Committee (as defined below), except that the decisions of the Dolan Family Committee are non-binding with respect to the Class B Common Stock owned by certain Dolan family trusts that collectively own approximately 40.5% of the outstanding Class B Common Stock (“Excluded Trusts”). The “Dolan Family Committee” consists of Charles F. Dolan and his six children, James L. Dolan, Thomas C. Dolan, Patrick F. Dolan, Kathleen M. Dolan, Marianne Dolan Weber and Deborah A. Dolan-Sweeney. The Dolan Family Committee generally acts by majority vote, except that approval of a going-private transaction must be approved by a two-thirds vote and approval of a change-in-control transaction must be approved by not less than all but one vote. The voting members of the Dolan Family Committee are James L. Dolan, Thomas C. Dolan, Kathleen M. Dolan, Deborah A. Dolan-Sweeney and Marianne Dolan Weber, with each member having one vote other than James L. Dolan, who has two votes. Because James L. Dolan has two votes, he has the ability to block Dolan Family Committee approval of any Company change in control transaction. Shares of Class B Common Stock owned by Excluded Trusts will on all matters be voted on in accordance with the determination of the Excluded Trusts holding a majority of the Class B Common Stock held by all Excluded Trusts, except in the case of a vote on a going-private transaction or a change in control transaction, in which case a vote of the trusts holding two-thirds of the Class B Common Stock owned by Excluded Trusts is required.
The Dolan Family Group is able to prevent a change in control of our Company and no person interested in acquiring us would be able to do so without obtaining the consent of the Dolan Family Group. The Dolan Family Group, by virtue of its stock ownership, has the power to elect all of our directors subject to election by holders of Class B Common Stock and is able collectively to control stockholder decisions on matters on which holders of all classes of our common stock vote together as a single class. These matters could include the amendment of some provisions of our certificate of incorporation and the approval of fundamental corporate transactions.
In addition, the affirmative vote or consent of the holders of at least 66 2⁄3% of the outstanding shares of the Class B Common Stock, voting separately as a class, is required to approve:

•	the authorization or issuance of any additional shares of Class B Common Stock; and

•	any amendment, alteration or repeal of any of the provisions of our certificate of incorporation that adversely affects the powers, preferences or rights of the Class B Common Stock.
As a result, the Dolan Family Group has the power to prevent such issuance or amendment.
The members of the Dolan Family Group entered into an agreement with the Company in which they agreed that, during the 12-month period beginning on the Entertainment Distribution date, the Dolan Family Group would obtain the prior approval of a majority of the Company’s Independent Directors prior to acquiring common stock of the Company through a tender offer that results in members of the Dolan Family Group owning more than 50% of the total number of outstanding shares of common stock of the Company. For purposes of this agreement, the term “Independent Directors” means the directors of the Company who have been determined by our Board of Directors to be independent directors for purposes of NYSE corporate governance standards.
The Dolan Family Group also controls MSG Sports, MSG Networks and AMC Networks Inc. (“AMC Networks”).
We Have Elected to Be a “Controlled Company” for NYSE Purposes Which Allows Us Not to Comply with Certain of the Corporate Governance Rules of NYSE.
Prior to the Entertainment Distribution, members of the Dolan Family Group entered into a Stockholders Agreement relating, among other things, to the voting of their shares of our Class B Common Stock. As a result, we are a “controlled company” under the corporate governance rules of NYSE. As a controlled company, we have the right to elect not to comply with the corporate governance rules of NYSE requiring: (i) a majority of independent directors on our Board of Directors; (ii) an independent corporate governance and nominating committee; and (iii) an independent compensation committee. Our Board of Directors has elected for the Company to be treated as a “controlled company” under NYSE corporate governance rules and not to comply with the NYSE requirement for a majority-independent board of directors and for an independent corporate governance and nominating committee because of our status as a controlled company. Nevertheless, our Board of Directors has elected to comply with the NYSE requirement for an independent compensation committee.
Future Stock Sales, Including as a Result of the Exercise of Registration Rights by Certain of Our Stockholders, Could Adversely Affect the Trading Price of Our Class A Common Stock.
Certain parties have registration rights covering a portion of our shares.
On April 3, 2020, we entered into registration rights agreements with Charles F. Dolan, certain Dolan family interests and the Dolan Family Foundation that provide them with “demand” and “piggyback” registration rights with respect to approximately 5.0 million shares of Class A Common Stock, including shares issuable upon conversion of shares of Class B Common Stock. The agreements became effective upon the consummation of the Entertainment Distribution.
Sales of a substantial number of shares of Class A Common Stock, including pursuant to these registration rights, could adversely affect the market price of the Class A Common Stock and could impair our future ability to raise capital through an offering of our equity securities.
We Share Certain Key Directors and Officers with MSG Sports, MSG Networks and/or AMC Networks, Which Means Those Officers Do Not Devote Their Full Time and Attention to Our Affairs and the Overlap May Give Rise to Conflicts.
Our Executive Chairman and Chief Executive Officer, James L. Dolan, also serves as the Executive Chairman of both MSG Sports and MSG Networks, and our President, Andrew Lustgarten, also serves as the President and Chief Executive Officer of MSG Sports. As a result, not all of our executive officers devote their full time and attention to the Company’s affairs. Our Vice Chairman, Gregg G. Seibert, also serves as the Vice Chairman of MSG Sports, MSG Networks and AMC Networks. Furthermore, 10 members of our Board of Directors (including James L. Dolan) also serve as directors of MSG Sports, eight members of our Board of Directors (including James L. Dolan) serve as directors of MSG Networks and seven members of our Board of Directors (including James L. Dolan) serve as directors of AMC Networks. The overlapping officers and directors may have actual or apparent conflicts of interest with respect to matters involving or affecting each company. For example, the potential for a conflict of interest when we on the one hand, and MSG Sports, MSG Networks, and/or AMC Networks and their respective subsidiaries and successors on the other hand, look at certain acquisitions and other corporate opportunities that may be suitable for more than one of the companies. Also, conflicts may arise if there are issues or disputes under the commercial arrangements that exist between MSG Sports, MSG Networks or AMC Networks (each referred to as an “Other Entity”) and us. In addition, certain of our directors and officers continue to own stock and/or stock options or other equity awards of an Other Entity. These ownership interests could create actual, apparent or potential conflicts of interest when these individuals are faced with decisions that could have different implications for our Company and an Other Entity. For a discussion of certain procedures we have implemented to help ameliorate such potential conflicts that may arise, see “Certain Relationships and Related Party Transactions — Certain Relationships and Potential Conflicts of Interest” in the Information Statement.

Our Overlapping Directors and Officers with MSG Sports, MSG Networks and/or AMC Networks May Result in the Diversion of Corporate Opportunities to MSG Sports, MSG Networks and/or AMC Networks and Other Conflicts and Provisions in Our Amended and Restated Certificate of Incorporation May Provide Us No Remedy in That Circumstance.
The Company’s amended and restated certificate of incorporation acknowledges that directors and officers of the Company (the “Overlap Persons”) may also be serving as directors, officers, employees or agents of an Other Entity, and that the Company may engage in material business transactions with such Other Entities. The Company has renounced its rights to certain business opportunities and the Company’s amended and restated certificate of incorporation provides that no Overlap Person will be liable to the Company or its stockholders for breach of any fiduciary duty that would otherwise occur by reason of the fact that any such individual directs a corporate opportunity (other than certain limited types of opportunities set forth in our amended and restated certificate of incorporation) to one or more of the Other Entities instead of the Company, or does not refer or communicate information regarding such corporate opportunities to the Company. These provisions in our amended and restated certificate of incorporation also expressly validate certain contracts, agreements, arrangements and transactions (and amendments, modifications or terminations thereof) between the Company and the Other Entities and, to the fullest extent permitted by law, provided that the actions of the Overlap Person in connection therewith are not breaches of fiduciary duties owed to the Company, any of its subsidiaries or their respective stockholders. See “Description of Capital Stock — Certain Corporate Opportunities and Conflicts” in the Information Statement.
Item 1B. Unresolved Staff Comments
None.
Item 2. Properties
We own the Madison Square Garden Complex, which includes The Garden (with a maximum capacity of approximately 21,000 seats) and Hulu Theater at Madison Square Garden (approximately 5,600 seats) in New York City, comprising approximately 1,100,000 square feet; and The Chicago Theatre (approximately 3,600 seats) in Chicago comprising approximately 72,600 square feet. On May 1, 2020, we sold the Forum (approximately 17,600 seats) in Inglewood, CA comprising approximately 307,000 square feet.
Significant properties that are leased in New York City include approximately 304,000 square feet housing Madison Square Garden Entertainment Corp.’s administrative and executive offices with approximately 47,000 square feet of space that is subleased to MSG Sports, approximately 577,000 square feet comprising Radio City Music Hall (approximately 6,000 seats) and approximately 57,000 square feet comprising the Beacon Theatre (approximately 2,800 seats). We also lease storage space in various other locations. For more information on our venues, see “Item 1. Business — Our Business — Our Performance Venues.”
We also lease property in Las Vegas, Nevada and own property in Stratford, London on which we intend to construct new venues — known as “MSG Sphere.” See “Item 1. Business — Our Business — Our Performance Venues — MSG Sphere.” In addition, we lease approximately 48,500 square feet in Burbank, California, that we expect to use as a full-service studio to record and produce content for the MSG Sphere.
Our Madison Square Garden Complex is subject to and benefits from various easements, including over the “breezeway” into Madison Square Garden from Seventh Avenue in New York City (which we share with other property owners). Additionally, our planned MSG Sphere in Las Vegas will have the benefit of easements with respect to the planned pedestrian bridge to the Sands Expo Convention Center. Our ability to continue to utilize these and other easements requires us to comply with certain conditions. Moreover, certain adjoining property owners have easements over our property, which we are required to maintain so long as those property owners meet certain conditions.
In addition, Tao Group Hospitality is engaged in the management and operation of restaurants, nightlife and hospitality venues in New York City, Las Vegas, Los Angeles, Chicago, Singapore and Australia, of which 13 venues are leased properties. The size of Tao Group Hospitality’s leased venues ranges from approximately 6,500 to 34,000 square feet and totals approximately 174,300 square feet. Tao Group Hospitality also manages 15 venues (including one venue located in Australia and four venues located in Singapore) that are not owned or leased properties.
Item 3. Legal Proceedings
On March 29, 2019, a purported stockholder of MSG Sports filed a complaint in the Court of Chancery of the State of Delaware (the “Court”), derivatively on behalf of MSG Sports (the “Action”), against certain directors of MSG Sports who are members of the Dolan family group and against the directors of MSG Sports who were the members of the MSG Sports Compensation Committee (collectively, the “Director Defendants”). MSG Sports is also named as a nominal defendant in the complaint. The complaint alleges that the Director Defendants breached their fiduciary duties to MSG Sports’ stockholders in approving the 2016 and 2018 compensation packages for James L. Dolan in his capacity as the Executive Chairman and Chief

Executive Officer of MSG Sports. The complaint seeks monetary damages in an unspecified amount from the Director Defendants in favor of MSG Sports; rescission of Mr. Dolan’s employment agreements; restitution and disgorgement by Mr. Dolan in respect of his compensation; and costs and disbursements for the plaintiff. On June 5, 2019, MSG Sports’ Board of Directors formed a Special Litigation Committee (the “SLC”) to investigate the claims made by the plaintiff and to determine MSG Sports’ response thereto. On June 18, 2020, as a result of arm’s-length negotiations among the SLC, the plaintiff, and the Director Defendants, and their respective counsel, such parties and the Company and MSG Sports entered into an agreement to settle the Action (the “Settlement”) and filed the Settlement with the Court. The Company is entering into the Settlement because it believes that entering into the Settlement will eliminate the distraction, burden, delay and expense of litigation involving the claims to be released in the Settlement and will permit the operation of the Company without any distraction to and diversion of its directors and executives with respect to the Action, or similar claims, especially as the Company focuses on operating as a standalone public company and on significant strategic initiatives. Upon the Settlement becoming effective, Mr. Dolan has agreed to voluntarily relinquish certain one-time equity awards granted to Mr. Dolan by the Company and MSG Sports pursuant to his MSG Sports 2018 employment agreement, and the related award agreements will be cancelled. The Settlement also provides that (i) no future decision by the Company or MSG Sports, as applicable, concerning Mr. Dolan’s compensation will reinstate or recompense Mr. Dolan for the cancelled awards or the exclusion from Mr. Dolan’s employment agreements of the terms set forth in Annex B to his MSG Sports 2018 employment agreement (which had provided Mr. Dolan with certain rights in the event of his termination of employment with MSG Networks Inc.), and (ii) as applicable, in connection with any negotiations with Mr. Dolan regarding his compensation, the Board of Directors or the Compensation Committee of each of the Company and MSG Sports will retain independent legal counsel and will continue to retain an independent compensation consultant. As part of the Settlement, the plaintiff will withdraw all of the allegations made in the Action upon the Settlement becoming effective. The parties agreed that the Settlement is not a presumption, concession, or admission by any of the parties of any fault, liability, or wrongdoing, or of any infirmity or weakness of any claim or defense. If the Court approves the Settlement, it will issue a Final Judgment and Order of Dismissal that will dismiss the Action with prejudice and release claims relating to the Action. The Settlement will become effective on the date on which the Final Judgment and Order of Dismissal becomes final.
The Company is a defendant in various other lawsuits. Although the outcome of these lawsuits cannot be predicted with certainty (including the extent of available insurance, if any), management does not believe that resolution of these lawsuits will have a material adverse effect on the Company.
Item 4. Mine Safety Disclosures
Not applicable.

PART II
Item 5. Market for the Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities
Our Class A common stock, par value $0.01 per share (“Class A Common Stock”), is listed on the New York Stock Exchange (“NYSE”) under the symbol “MSGE.” The Company’s Class A Common Stock began “regular way” trading on the NYSE on April 20, 2020.
Performance Graph
The following graph compares the relative performance of our Class A Common Stock, the Russell 3000 Index and the Bloomberg Americas Entertainment Index. This graph covers the period from April 20, 2020 through June 30, 2020. The comparison assumes an investment of $100 on April 20, 2020 and reinvestment of dividends. The stock price performance included in this graph is not necessarily indicative of future stock performance. The Russell 3000 Index and the Bloomberg Americas Entertainment Index are included for comparative purposes only. They do not necessarily reflect management’s opinion that such indices are an appropriate measure of the relative performance of the stock involved and they are not intended to forecast or be indicative of possible future performance of our common stock.

Comparison of Cumulative Total Return
$140
$120
$100
$80
4/20/20
4/30/20
5/31/20
6/30/20
Madison Square Garden Entertainment Corp.
Russell 3000 Index
Bloomberg Americas Entertainment Index

	Base Period 4/20/20	4/30/20	5/31/20	6/30/20
Madison Square Garden Entertainment Corp.	$100.00	$126.59	$121.28	$114.80
Russell 3000 Index	100.00	103.71	109.26	111.76
Bloomberg Americas Entertainment Index	100.00	112.72	133.43	123.07
This performance graph shall not be deemed “filed” for purposes of Section 18 of the Securities Exchange Act of 1934, as amended (the “Exchange Act”) or incorporated by reference into any of our filings under the Securities Act of 1933, as amended, or the Exchange Act, except as expressly set forth by specific reference in such filing.

As of June 30, 2020, there were 642 holders of record of our Class A Common Stock. There is no public trading market for our Class B common stock, par value $.01 per share (“Class B Common Stock”). As of June 30, 2020, there were 17 holders of record of our Class B Common Stock.
We did not pay any dividend on our common stock during Fiscal Year 2020 and do not have any current plans to pay a cash dividend on our common stock for the foreseeable future.
Issuer Purchases of Equity Securities
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

Item 6. Selected Financial Data
The operating and balance sheet data included in the following selected financial data table have been derived from the consolidated and combined financial statements of Madison Square Garden Entertainment Corp. and its subsidiaries (collectively, “we,” “us,” “our,” “MSG Entertainment” or the “Company”). The balance sheet data as of June 30, 2020 and operating data for the period of April 18, 2020 to June 30, 2020 included for the year ended June 30, 2020 (“Fiscal Year 2020”) are presented on a consolidated basis, as the Company became a standalone public company on April 17, 2020 (the “Entertainment Distribution Date”). Operating data prior to the Entertainment Distribution Date, which included operating data for the years ended June 30, 2019 (“Fiscal Year 2019”), 2018 (“Fiscal Year 2018”), and 2017 (“Fiscal Year 2017”) and for the period prior to the Entertainment Distribution in Fiscal Year 2020 were prepared on a standalone basis derived from the consolidated financial statements and accounting records of Madison Square Garden Sports Corp. (“MSG Sports”) and are presented as carve-out financial statements as the Company was not a standalone public company prior to the Entertainment Distribution Date (“carve-out and combined basis”). Balance sheet data as of June 30, 2019, 2018, and 2017 were also presented on a carve-out and combined basis.
For periods prior to the Entertainment Distribution Date, the financial information presented below does not necessarily reflect what our results of operations and financial position would have been if we had operated as a separate publicly-traded entity. The selected financial data presented below should be read in conjunction with the consolidated and combined financial statements included in Item 8 of this Annual Report on Form 10-K and with “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations.” As discussed in note (a) below, our operating results for the year ended June 30, 2018 are not directly comparable with the year ended June 30, 2017 primarily due to the timing of our acquisitions of a controlling interest in Tao Group Holdings LLC (“Tao Group Hospitality”).

	Years Ended June 30,
	2020(d)(e)	2019(d)	2018	2017
	(in thousands, except per share data)
Operating Data (a):
Revenues	$762,936	$1,048,909	$988,990	$711,022

Net income (loss)	$(14,687)	$(30,138)	$1,887	$(112,611)
Less: Net loss attributable to redeemable noncontrolling interests	(30,387)	(7,299)	(628)	(4,370)
Less: Net income (loss) attributable to nonredeemable noncontrolling interests	(1,534)	(4,945)	(4,383)	304
Net Income (loss) attributable to Madison Square Garden Entertainment Corp.’s stockholders	$17,234	$(17,894)	$6,898	$(108,545)
Basic earnings (loss) per common share attributable to Madison Square Garden Entertainment Corp.’s stockholders	$0.72	$(0.75)	$0.29	$(4.52)
Diluted earnings (loss) per common share attributable to Madison Square Garden Entertainment Corp.’s stockholders	$0.72	$(0.75)	$0.29	$(4.52)
Weighted-average number of common shares outstanding (b):
Basic	23,998	23,992	23,992	23,992
Diluted	24,017	23,992	23,992	23,992
Balance Sheet Data (a):
Total assets	$3,719,206	$3,315,759	$3,287,771	$3,271,497
Long-term debt (including current portion), net of deferred financing costs (c)	33,555	54,598	105,700	105,433
Total Madison Square Garden Entertainment stockholders’ equity / divisional equity	2,841,637	2,572,048	2,478,113	2,442,418

(a)
Beginning in Fiscal Year 2017, operating and balance sheet data includes the results of Tao Group Hospitality operating information from February 1, 2017 to March 26, 2017. Beginning in Fiscal Year 2018, operating and balance sheet data includes the results of Obscura Digital (“Obscura”) since the acquisition date of November 20, 2017. For Fiscal Year 2020, the Company’s results of operations have been, and continue to be, materially impacted by the COVID-19 pandemic and actions taken in response by governmental authorities and certain professional sports leagues. See “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations — Introduction — Impact of the

COVID-19 Pandemic on Our Business.”

(b)
On April 17, 2020 (the “Entertainment Distribution Date”), 23,992 shares of common stock were distributed to MSG Sports (formerly known as The Madison Square Garden Company) stockholders as of April 13, 2020. This share amount is being utilized for the calculation of basic and diluted earnings (loss) per share for both the years ended June 30, 2019 and 2018 and for period prior to April 17, 2020 in the year ended June 30, 2020 because Madison Square Garden Entertainment Corp. was a wholly-owned subsidiary of MSG Sports prior to the Entertainment Distribution Date.

(c)
Long-term debt presented above is net of debt issuance costs of $832, $1,039, $3,613, and $4,567 as of June 30, 2020, 2019, 2018, and 2017 respectively. See “Item 8. Financial Statements and Supplementary Data — Consolidated and Combined Financial Statements — Notes to Consolidated and Combined Financial Statements — Note 13. Credit Facilities” for more information.

(d)
The Company’s operating results for the years ended June 30, 2020 and 2019 were impacted by the adoption of ASC Topic 606. The Company used the modified retrospective method of adoption. Results for reporting periods beginning after July 1, 2018 are presented under ASC Topic 606, while prior period amounts are not adjusted and continue to be reported in accordance with the historic accounting guidance under ASC Topic 605. See “Item 8. Financial Statements and Supplementary Data — Consolidated and Combined Financial Statements — Notes to Consolidated and Combined Financial Statements — Note 4. Revenue Recognition” for more information.

(e)
The Company’s operating results for the year ended June 30, 2020 and balance sheet data as of June 30, 2020 were impacted by the adoption of ASC Topic 842. The Company used the modified retrospective method of adoption. Upon adoption of this standard, the Company recorded initial operating right-of-use assets of $259,840, current operating lease liabilities of $50,996, and long-term operating lease liabilities of $206,418. The Company did not record any adjustment to retained earnings. See “Item 8. Financial Statements and Supplementary Data — Consolidated and Combined Financial Statements — Notes to Consolidated and Combined Financial Statements — Note 2. Summary of Significant Accounting Policies — Recently Issued Accounting Pronouncements” for more information.

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations
This Management’s Discussion and Analysis of Financial Condition and Results of Operations (“MD&A”) contains forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. In this MD&A, there are statements concerning the future operating and future financial performance of Madison Square Garden Entertainment Corp. and its direct and indirect subsidiaries (collectively, “we,” “us,” “our,” “MSG Entertainment,” or the “Company”), including the impact of the COVID-19 pandemic on our future operations, our anticipated operational cash burn on a go-forward basis, cost-cutting measures the Company may or may not pursue to preserve cash and financial flexibility, the potential for future impairment charges, the timing and costs of new venue construction, our plans to pursue additional debt financing and negotiate amendments to Tao Group Hospitality’s credit facility, increased investment in personnel, content and technology for the MSG Spheres, and increased expenses of being a standalone public company. Words such as “expects,” “anticipates,” “believes,” “estimates,” “may,” “will,” “should,” “could,” “potential,” “continue,” “intends,” “plans,” and similar words and terms used in the discussion of future operating and future financial performance identify forward-looking statements. Investors are cautioned that such forward-looking statements are not guarantees of future performance, results or events and involve risks and uncertainties and that actual results or developments may differ materially from the forward-looking statements as a result of various factors. Factors that may cause such differences to occur include, but are not limited to:

•	our ability to effectively manage the impacts of the COVID-19 pandemic and the government actions taken in response;

•	the level of our expenses and our operational cash burn rate, including our corporate expenses as a stand-alone publicly traded company;

•
our ability to successfully design, construct, finance and operate new venues in Las Vegas, London and other markets, and the investments, costs and timing associated with those efforts, including the impact of the temporary suspension of construction and any other construction delays and/or cost overruns;

•
the level of our revenues, which depends in part on the popularity of the Christmas Spectacular Starring the Radio City Rockettes (“Christmas Spectacular”) and other entertainment and sports events which are presented in our venues;

•	the level of our capital expenditures and other investments;

•	general economic conditions, especially in the New York City, Las Vegas, Chicago and London metropolitan areas where we have (or plan to have) business activities;

•	the demand for sponsorship arrangements and for advertising;

•	competition, for example, from other venues and other sports and entertainment options, including the construction of new competing venues;

•	changes in laws, guidelines, bulletins, directives, policies and agreements, and regulations under which we operate;

•	any economic, social or political actions, such as boycotts, protests, work stoppages or campaigns by labor organizations;

•	seasonal fluctuations and other variations in our operating results and cash flow from period to period;

•
the successful development of new live productions or attractions, enhancements or changes to existing productions and the investments associated with such development, enhancements, or changes, as well as investment in personnel, content and technology for the MSG Spheres;

•
business, reputational and litigation risk if there is a security incident resulting in loss, disclosure or misappropriation of stored personal information or other breaches of our information security;

•	activities or other developments (such as pandemics, including the COVID-19 pandemic) that discourage or may discourage congregation at prominent places of public assembly, including our venues;

•
the continued popularity and success of Tao Group Hospitality entertainment dining and nightlife venues, as well as its existing brands, and the ability to successfully open and operate new entertainment dining and nightlife venues;

•	the ability of Boston Calling Events, LLC (“BCE”) to attract attendees and performers to its future festivals;

•	the acquisition or disposition of assets or businesses and/or the impact of, and our ability to successfully pursue, acquisitions or other strategic transactions;

•	our ability to successfully integrate acquisitions, new venues or new businesses into our operations;

•	the operating and financial performance of our strategic acquisitions and investments, including those we do not control;

•	the costs associated with, and the outcome of, litigation and other proceedings to the extent uninsured, including litigation or other claims against companies we invest in or acquire;

•
the impact of governmental regulations or laws, including changes in how those regulations and laws are interpreted and the continued benefit of certain tax exemptions and the ability to maintain necessary permits or licenses;

•	the impact of any government plans to redesign New York City’s Pennsylvania Station;

•	a default by our subsidiaries under their respective credit facilities;

•	financial community and rating agency perceptions of our business, operations, financial condition and the industry in which we operate;

•	the ability of our investees and others to repay loans and advances we have extended to them;

•	our status as an emerging growth company;

•	the tax-free treatment of the Entertainment Distribution (as defined below);

•	our ability to achieve the intended benefits of the Entertainment Distribution;

•	the performance by MSG Sports of its obligations under various agreements with the Company related to the Entertainment Distribution and ongoing commercial arrangements;

•	lack of operating history as an operating company and costs associated with being an independent public company; and

•	the additional factors described under “Part I — Item 1A. Risk Factors” included in this Annual Report on Form 10-K.
We disclaim any obligation to update or revise the forward-looking statements contained herein, except as otherwise required by applicable federal securities laws.
All dollar amounts included in the following MD&A are presented in thousands, except as otherwise noted.
Introduction
This MD&A is provided as a supplement to, and should be read in conjunction with, the audited consolidated and combined financial statements and footnotes thereto included in Item 8 of this Annual Report on Form 10-K to help provide an understanding of our financial condition, changes in financial condition and results of operations. Unless the context otherwise requires, all references to “we,” “us,” “our,” or the “Company” refer collectively to Madison Square Garden Entertainment Corp., a holding company, and its direct and indirect subsidiaries through which substantially all of our operations are actually conducted. Through the period ended April 17, 2020, the Company operated and reported financial information as one reportable segment. Following the Entertainment Distribution on April 17, 2020, the Company has two segments (the Entertainment business and the Tao Group Hospitality business). See Note 20 to the consolidated and combined financial statements included in Item 8 of this Annual Report on Form 10-K for further discussion of the Company’s segment reporting.
Our MD&A is organized as follows:
Business Overview. This section provides a general description of our business, as well as other matters that we believe are important in understanding our results of operations and financial condition and in anticipating future trends.
Results of Operations. This section provides an analysis of our results of operations for the years ended June 30, 2020, 2019 and 2018 on both a (i) consolidated and combined basis and (ii) segment basis. Our reportable segments are Entertainment and Tao Group Hospitality.
Liquidity and Capital Resources. This section provides a discussion of our financial condition, as well as an analysis of our cash flows for the years ended June 30, 2020, 2019 and 2018. The discussion of our financial condition and liquidity includes summaries of (i) our primary sources of liquidity and (ii) our contractual obligations and off balance sheet arrangements that existed at June 30, 2020.
Seasonality of Our Business. This section discusses the seasonal performance of our Entertainment and Tao Group Hospitality segments.

Recently Issued Accounting Pronouncements and Critical Accounting Policies. This section includes a discussion of accounting policies considered to be important to our financial condition and results of operations and which require significant judgment and estimates on the part of management in their application. In addition, all of our significant accounting policies, including our critical accounting policies, are discussed in the notes to our consolidated and combined financial statements included in Item 8 of this Annual Report on Form 10-K. See Note 2 to the consolidated and combined financial statements included in Item 8 of this Annual Report on Form 10-K for further discussion of the accounting for leases in connection with the adoption of ASC Topic 842, Leases in fiscal year 2020.
Impact of the COVID-19 Pandemic on Our Business
Our operations and operating results have been, and continue to be, materially impacted by the COVID-19 pandemic and actions taken in response by governmental authorities and certain professional sports leagues. As of the date of this Annual Report on Form 10-K, virtually all of our business operations have been suspended and Tao Group Hospitality is operating at significantly reduced capacity and demand. It is not clear when we will be permitted or able to resume normal business operations.
As a result of government mandated assembly limitations and closures, events are currently prohibited at The Garden, Hulu Theater at Madison Square Garden, Radio City Music Hall, the Beacon Theatre and The Chicago Theatre. Virtually all events at our venues have been postponed or cancelled through at least September, and will likely be impacted through the remainder of the year. We are not recognizing revenue from those events and, while events are being rescheduled into calendar year 2021, it is unclear whether and to what extent those events will take place. The 2020 Boston Calling Music Festival, which had been slated for Memorial Day weekend, was also cancelled. On August 4, 2020, the Company announced that it canceled the 2020 production of the Christmas Spectacular.
The Company has long-term arena license agreements (the “Arena License Agreements”) with MSG Sports that require the New York Knicks (the “Knicks”) of the National Basketball Association (the “NBA”) and the New York Rangers (the “Rangers”) of the National Hockey League (the “NHL”) to continue to play their home games at The Garden.
In March, the NBA and the NHL announced that their 2019-20 seasons were suspended, and subsequently announced in June and May, respectively, plans for a return to play in the designated cities of Orlando for the NBA and Edmonton and Toronto for the NHL. With The Garden closed by government mandate, MSG Sports made no payments under the Arena License Agreements for the period following the Entertainment Distribution through June 30, 2020.
With the onset of the pandemic, Tao Group Hospitality’s business was also materially impacted by COVID-19-related restrictions imposed by state and local officials, which included limiting restaurants and bars to take-out and delivery service only and requiring the closure of nightlife establishments. As a result of these restrictions, virtually all of Tao Group Hospitality’s venues were closed for approximately three months starting in mid-March. Some state and local restrictions have gradually been lifted in certain cities where Tao Group Hospitality operates, including Las Vegas, New York City, Chicago and Los Angeles, which now permit limited in-person dining (typically required to be outdoors) with capacity restrictions and social distancing requirements. Although certain Tao Group Hospitality restaurants have re-opened for take-out and delivery service, as well as limited outdoor dining where permitted, they are operating at significantly reduced capacity, which, together with the closures imposed earlier in the year, has materially impacted business. In addition, these situations remain uncertain, making it possible that more stringent restrictions could be imposed again if cities experience an increase in COVID-19 cases. For example, in Los Angeles, indoor dining was permitted but then later prohibited by the State of California, forcing Tao Group Hospitality to close indoor dining at venues that had reopened. It is unclear how long, and to what extent, these restrictions will be in effect.
The COVID-19 pandemic has materially impacted our revenues, most significantly because we are currently not generating revenue from:

•	events at The Garden, Hulu Theater at Madison Square Garden, Radio City Music Hall, the Beacon Theatre and The Chicago Theatre;

•	license fee payments under the Arena License Agreements;

•	sponsorships, suite licenses and in-venue advertising;

•	the 2020 production of the Christmas Spectacular; and

•	the 2020 Boston Calling Music Festival.
While we have reduced certain operating expenses as a result of the COVID-19 pandemic (including (i) direct event expenses at our performance venues during the period our business operations are suspended, (ii) advertising and promotional spending for suspended and cancelled games and events and (iii) certain direct operating and SG&A expenses, including at our Tao Group Hospitality business), these expense reductions are not nearly enough to fully offset the revenue losses.
We are building a state-of-the-art venue in Las Vegas, called MSG Sphere. This is a complex construction project with cutting-edge technology that relies on subcontractors obtaining components from a variety of sources around the world. In April, the Company announced that it was suspending construction of MSG Sphere due to COVID-19 related factors that were outside of its control, including supply chain issues.  As the ongoing effects of the pandemic have continued to impact its business operations, the Company has revised its processes and construction schedule, and has resumed work with a lengthened timetable that enables the Company to better preserve cash in the near-term. The Company remains committed to bringing MSG Sphere to Las Vegas and, based on its new construction schedule, now expects to open the venue in calendar year 2023.
A subsidiary of the Company is party to arena license agreements (the “Arena License Agreements”) with subsidiaries of MSG Sports that require the Knicks of the NBA and the Rangers of the NHL to play their home games at The Garden. Under the Arena License Agreements, the Knicks and the Rangers pay an annual license fee in connection with their respective use of The Garden. For each, the license fee for the initial contract year ending June 30, 2020 was to be prorated based on the number of games scheduled to be played at The Garden between the Entertainment Distribution date and the end of that contract year. The license fee for the first full contract year ending June 30, 2021 is approximately $22,500 for the Knicks and approximately $16,700 for the Rangers, and then for each subsequent year, the license fees will be 103% of the license fees for the immediately preceding contract year. The teams are not required to pay the license fee during a period in which The Garden is unavailable for home games due to a force majeure event (including the government-mandated suspension of events at The Garden as a result of the disruptions caused by the COVID-19 pandemic). As a result, we have not received any license fee payments under the Arena License Agreements from the period following the Entertainment Distribution through the year ended June 30, 2020, and will continue to not receive any lease payments during the government mandated suspension of events at The Garden as a result of the disruptions caused by the COVID-19 pandemic. If, due to a force majeure event, capacity at The Garden is limited to 1,000 or fewer attendees, the teams may schedule and play home games at The Garden with amounts payable to the Company under the Arena License Agreements reduced by up to 80%. After The Garden becomes available following a force majeure event, future rent payments due under the Arena License Agreements will be payable by the Knicks and the Rangers even if the NBA or NHL seasons do not resume simultaneously or at all, and payments may be partially reduced in accordance with terms of the Arena License Agreements if The Garden opens with materially limited capacity greater than 1,000 attendees.
For more information about the risks to the Company as a result of the COVID-19 pandemic and its impact on our operating results, see “Part I - Item 1A. Risk Factors - Our Operations and Operating Results Have Been, and Continue to be, Materially Impacted by the COVID-19 Pandemic and Government Actions Taken in Response.”
Additionally, as a result of operating disruptions due to the COVID-19 pandemic, the Company’s projected cash flows were directly impacted. These disruptions along with the deteriorating macroeconomic conditions and industry/market considerations, were considered a “triggering event” for the Tao Group Hospitality reporting unit, which required the Company to assess the carrying value of Tao Group Hospitality’s intangible assets, long-lived assets and goodwill for impairment. Based on this evaluation, the Company recorded a total impairment charge of $105,817. See “— Results of Operations — Comparison of the Year Ended June 30, 2020 versus the Year Ended June 30, 2019 — Consolidated and Combined Results of Operations — Business Segment Results — Impairment for intangibles, long-lived assets, and goodwill” for further details on the impairment charges recorded for the year ended June 30, 2020.
Due to the COVID-19-related shutdown of its venues, Tao Group Hospitality continues to review its lease contracts and could decide to close additional venues (which may later reopen elsewhere) if the landlords are unwilling to make concessions acceptable to Tao Group Hospitality, which closures could result in additional impairment charges related to the venue’s long-lived assets.
There was no triggering event identified by the Company for the Entertainment reporting unit during the year ended June 30, 2020. However, the duration and impact of the COVID-19 pandemic may result in additional future impairment charges that management will evaluate as facts and circumstances evolve over time.
Business Overview
MSG Entertainment is a leader in live experiences comprised of iconic venues; marquee entertainment content; popular dining and nightlife venues; and a premier music festival that, together, entertain approximately 12 million guests a year. We manage our business through the following two operating segments:
Entertainment: This segment includes our portfolio of the following venues: Madison Square Garden (“The Garden”), Hulu Theater at Madison Square Garden, Radio City Music Hall, the Beacon Theatre, and The Chicago Theatre. In addition, the Company is building a state-of-the-art venue, MSG Sphere, in Las Vegas and plans to build a second MSG Sphere in London, pending necessary approvals. Also included in this segment is the original production, the Christmas Spectacular, as well as the Company’s controlling interest in BCE, the entertainment production company that owns and operates the Boston Calling Music Festival. The Entertainment segment also includes our booking business.
Tao Group Hospitality: This segment features the Company’s controlling interest in Tao Group Hospitality, a hospitality group with globally-recognized entertainment dining and nightlife brands including: Tao, Marquee, Lavo, Avenue, Beauty & Essex and Cathédrale. Tao Group Hospitality operates 28 entertainment dining and nightlife venues in New York City, Las Vegas, Los Angeles, Chicago, Singapore and Sydney, Australia.
The Company also owned and operated the Forum in Inglewood, CA until May 2020. See Note 3 to the consolidated and combined financial statements included in Item 8 of this Annual Report on Form 10-K for further discussion related to the disposition of the Forum.
The Spin-Off from Madison Square Garden Sports Corp.
On April 17, 2020, the Company became an independent publicly traded company through the Entertainment Distribution. In the Entertainment Distribution, stockholders of MSG Sports received (a) one share of the Company’s Class A Common Stock for every share of MSG Sports Class A common stock, held of record as of the close of business, New York City time, on April 13, 2020 (the “Record Date’) and (b) one share of the Company’s Class B Common Stock for every share of MSG Sports Class B common stock held of record as of the close of business, New York City time, on the Record Date. In the Entertainment Distribution, an aggregate of 19,461,991 shares of the Company’s Class A Common Stock and 4,529,517 shares of the Company’s Class B Common Stock were issued, with any fractional shares converted to cash and paid to stockholders.
Description of Our Segments
Entertainment
Our Entertainment segment, which represented approximately 76% of our consolidated and combined revenues for the year ended June 30, 2020, is one of the country’s leaders in live entertainment. Entertainment produces, presents and hosts live entertainment events, including (i) concerts, (ii) other live events such as family shows, performing arts events and special events and (iii) sports events, in our diverse collection of venues. Those venues include The Garden, Hulu Theater at Madison Square Garden, Radio City Music Hall, the Beacon Theatre, and The Chicago Theatre. The scope of our collection of venues enables us to showcase acts that cover a wide spectrum of genres and popular appeal.
Although we primarily license our venues to third-party promoters for a fee, we also promote or co-promote shows. If we serve as promoters or co-promoters of a show, we have economic risk relating to the event.
Our Entertainment segment also creates, produces and/or presents live productions that are performed in the Company’s venues. This includes the Christmas Spectacular, which is the top grossing live holiday family show in North America, featuring the Rockettes. The Christmas Spectacular has been performed at Radio City Music Hall for 87 years and more than one million tickets were sold for performances during the 2019 holiday season.
In July 2016, the Company acquired a controlling interest in BCE, the entertainment production company that owns and operates the Boston Calling Music Festival. This company is part of the Entertainment segment. In November 2017, the Company acquired a 100% controlling interest in Obscura, a creative studio, recognized for its work in designing and developing next-generation immersive experiences. Revenues generated by Obscura’s third-party production business (and related costs) are reflected in the Entertainment segment. In Fiscal Year 2019, the Company decided to wind down this third-party productions business to focus on MSG Sphere development. Any costs incurred by Obscura that are associated with MSG Sphere development that are not capitalized are reported in the Entertainment segment.
Revenue Sources - Entertainment
The Company’s Entertainment segment earns revenue from several primary sources: ticket sales to our audiences for live events that we produce or promote/co-promote, license fees for our venues paid by third-party promoters or licensees in connection with events that we do not produce or promote/co-promote, facility and ticketing fees, concessions, sponsorships and signage, suite license fees at The Garden, merchandising and tours at certain of our venues. The amount of revenue and expense recorded by the Company for a given event depends to a significant extent on whether the Company is promoting or co-promoting the event or is licensing a venue to a third-party or MSG Sports. See “Venue License Fees” section below for further discussion of our venue licensing arrangements with MSG Sports.
Ticket Sales and Suite Licenses
For our productions and for entertainment events in our venues that we promote, we recognize revenues from the sale of tickets to our audiences. We sell tickets to the public through our box office, via our websites and ticketing agencies and through group sales. The amount of revenue we earn from ticket sales depends on the number of shows and the mix of events that we promote, the capacity of the venue used, the extent to which we can sell to fully utilize the capacity and our ticket prices. During Fiscal Year 2017, we implemented significant changes to how we sell Christmas Spectacular tickets. By eliminating block sales to third party brokers, we brought a significant number of tickets back in-house, which created the opportunity for more customers to buy tickets to the production directly from us.
The Garden has 21 Event Level suites, 58 Lexus Madison Level suites, 18 Signature Level suites, the Madison Club, Suite Sixteen and the Loft Club. Suite licenses at The Garden are generally sold to corporate customers with the majority being multi-year licenses. Suite Sixteen is leased by the Company to Tao Group Hospitality in exchange for lease payments.
Under standard suite licenses, the licensees pay an annual license fee, which varies depending on the location of the suite. The license fee includes, for each seat in the suite, tickets for events at The Garden for which tickets are sold to the general public, subject to certain exceptions. In addition, suite holders separately pay for food and beverage service in their suites at The Garden. Revenues from the sale of suite licenses are shared between the Company and MSG Sports. Revenue for the Company’s suite license arrangements is recorded on a gross basis, as the Company is the principal in such transactions and controls the related goods or services until transfer to the customer. MSG Sports’ share of the Company’s suite license revenue is recognized in the consolidated and combined statements of operations as a component of direct operating expenses. The revenue sharing expense recognized by the Company for MSG Sports’ share of suite licenses revenue at The Garden is based on a 67.5% allocation to MSG Sports.
Venue License Fees
For entertainment events held at our venues that we do not produce, promote or co-promote, we typically earn revenue from venue license fees charged to the third-party promoter or producer of the event. The amount of license fees we charge varies by venue, as well as by the size of the production and the number of days utilized, among other factors. Our fees typically include both the cost of renting space in our venues and costs for providing event staff, such as front-of-house and back-of-house staff, including stagehands, electricians, laborers, box office staff, ushers and security as well as production services such as staging, lighting and sound.
In connection with the Entertainment Distribution, the Company entered into Arena License Agreements with MSG Sports that, among other things, require the Knicks and the Rangers to play their home games at The Garden in exchange for fixed monthly license fees over the term of the agreement.  The Company accounts for these license fees as operating lease revenue given that the Company provides MSG Sports with the right to direct the use of and obtain substantially all of the economic benefit from The Garden during Knicks and Rangers home games. Operating lease revenue is recognized on a straight-line basis over the lease term. In the case of the Arena License Agreements, the terms relate to non-consecutive periods of use when MSG Sports uses the Arena for their home games, and operating lease revenue will therefore be recognized ratably as events occur.
With respect to the Arena License Agreements, the terms allow for certain reductions in the license fees during periods when The Garden is not made available for use. As a result of the impact of the COVID-19 pandemic and related venue closures during the fourth quarter of Fiscal Year 2020, The Garden was not made available for use by MSG Sports as of June 30, 2020, and accordingly, the Company did not record any operating lease revenue for these arrangements from the Entertainment Distribution Date through the year ended June 30, 2020.
Facility and Ticketing Fees
For all public and ticketed events held in our venues aside from MSG Sports home games, we also earn additional revenues on substantially all tickets sold, whether we promote/co-promote the event or license the venue to a third party. These revenues are earned in the form of certain fees and assessments, including the facility fee we charge, and vary by venue.
Concessions
We sell food and beverages during substantially all events held at our venues. In addition to concession-style sales of food and beverages, which represent the majority of our concession revenues, we also generate revenue from catering for our suites at The Garden. In connection with the Entertainment Distribution, the Company and MSG Sports entered into the Arena License Agreements related to the use of The Garden by MSG Sports, under which the Company will share with MSG Sports revenues and related expenses associated with sales of food and beverages (including suite catering) during Knicks and Rangers games at The Garden.
Revenue generated from in-venue food and beverage sales at MSG Sports’ events is recognized by the Company on a gross basis, with a corresponding revenue sharing expense for MSG Sports’ share of such sales recorded within direct operating expense. These agreements require the Company to pay 50% of the net profits generated from in-venue food and beverage sales to MSG Sports.

Merchandise
We earn revenues from the sale of merchandise relating to our proprietary productions and other live entertainment events that take place at our venues. The majority of our merchandise revenues are generated through on-site sales during performances of our productions and other live events. We also generate revenues from the sales of our Christmas Spectacular merchandise, such as ornaments and apparel, through traditional retail channels. Revenues associated with Christmas Spectacular merchandise are generally recorded on gross basis (as principal). Typically, revenues from our merchandise sales at our non-proprietary events relate to sales of merchandise provided by the artist, the producer or promoter of the event and are generally subject to a revenue sharing arrangement, and are generally recorded on net basis (as agent).
As a result of the Arena License Agreements entered in connection with the Entertainment Distribution, the Company receives 30% of revenues, net of taxes and credit card fees, from the sale of MSG Sports teams merchandise sold at The Garden.
Venue Signage and Sponsorship
We earn revenues through the sale of signage space and sponsorship rights in connection with our venues, productions and other live entertainment events. Signage revenues generally involve the sale of advertising space at The Garden during entertainment events and otherwise in our venues.
Sponsorship agreements may require us to use the name, logos and other trademarks of sponsors in our advertising and in promotions for our venues, productions and other live entertainment events. Sponsorship arrangements may be exclusive within a particular sponsorship category or non-exclusive and generally permit a sponsor to use the name, logos and other trademarks of our productions, events and venues in connection with their own advertising and in promotions in our venues or in the community.
For sponsorship agreements entered into by the Company or that have performance obligations satisfied solely by the Company, revenue is generally recorded on a gross basis as the Company is the principal in such arrangements and controls the related goods or services until transfer to the customer. MSG Sports’ share of the Company’s sponsorship and signage revenue is recognized in the combined statements of operations as a component of direct operating expenses. The revenue sharing expense has been specifically identified where possible, with the remainder allocated proportionally based upon revenue.
In connection with the Entertainment Distribution, the Company and MSG Sports entered into the Arena License Agreements related to the use of The Garden by MSG Sports, under which the Company shares certain sponsorship and signage revenues with MSG Sports. Under these agreements MSG Sports has the rights to sponsorship and signage revenue that is specific to Knicks and Rangers events. In addition, in connection with the Entertainment Distribution, the Company and MSG Sports entered into sponsorship sales representation agreements, under which the Company has the right and obligation to sell and service sponsorships for the sports teams of MSG Sports, in exchange for a commission.
Advertising Sales (“Ad Sales”) Commission
In addition to the advertising sponsorship sales representation agreements with MSG Sports discussed above, the Company and MSG Networks are parties to an advertising sales representation agreement. Pursuant to the agreement, the Company has the exclusive right and obligation to sell advertising availabilities of MSG Networks. The Company is entitled to and earns commission revenue on such sales. The expense associated with advertising personnel is recognized in selling, general and administrative expenses.
Expenses - Entertainment
Our Entertainment segment’s principal expenses are payments made to performers of our productions, staging costs and day-of-event costs associated with events, and advertising costs. In addition, expenses in our Entertainment segment include costs associated with the ownership, lease, maintenance and operation of our venues, along with our corporate and other supporting functions. Depreciation expense on property and equipment related to the Company’s performing venues and offices is also included in the Entertainment segment’s results.
Performer Payments
Our productions are performed by talented actors, dancers, singers, musicians and entertainers. In order to attract and retain this talent, we are required to pay our performers an amount that is commensurate with both their abilities and the demand for their services from other entertainment companies. Our productions typically feature ensemble casts (such as the Rockettes), where most of our performers are paid based on a standard “scale,” pursuant to collective bargaining agreements we negotiate with the performers’ unions. Certain performers, however, have individually negotiated contracts.

Staging Costs
Staging costs for our proprietary events as well as other events that we promote include the costs of sets, lighting, display technologies, special effects, sound and all of the other technical aspects involved in presenting a live entertainment event. These costs vary substantially depending on the nature of the particular show, but tend to be highest for large-scale theatrical productions, such as the Christmas Spectacular. For concerts we promote, the performer usually provides a fully-produced show. Along with performer salaries, the staging costs associated with a given production are an important factor in the determination of ticket prices.
Day-of-Event Costs
For days on which our Entertainment segment stages its productions, promotes an event or provides one of our venues to a third-party promoter under a license fee arrangement, the event is charged the variable costs associated with such event, including box office staff, stagehands, ticket takers, ushers, security, and other similar expenses. In situations where we provide our venues to a third-party promoter under a license fee arrangement, day-of-event costs are typically included in the license fees charged to the promoter.
Venue Usage
The Company’s combined financial statements include expenses associated with the ownership, maintenance and operation of The Garden, which the Company and MSG Sports use in their respective operations. Historically, the Company did not charge rent expense to MSG Sports for use of The Garden. However, for purposes of the Company’s combined financial statements, a portion of the historical depreciation expense as well as other non-event related venue operations costs have been allocated to MSG Sports, in order to properly burden all business units comprising MSG Sports’ historical operations related to use of The Garden. This allocation was based on event count and revenue, which the Company’s management believes is a reasonable allocation methodology. This allocation is reported as a reduction of direct operating expense in the combined statements of operations.
In connection with the Entertainment Distribution, the Company and MSG Sports entered into Arena License Agreements related to the use of The Garden by MSG Sports as discussed under Venue License Fees.
Revenue Sharing Expenses
As discussed above, MSG Sports’ share of the Company’s suites licenses, venue signage and sponsorship and concessions revenue is reflected within direct operating expense as revenue sharing expenses. For periods prior to the Entertainment Distribution, such amounts were either specifically identified where possible or allocated proportionally within the combined financial statements.
Marketing and Advertising Costs
We incur significant costs promoting our productions and other events through various advertising campaigns, including advertising on outdoor platforms and in newspapers, on television and radio, and on social and digital platforms. In light of the intense competition for entertainment events, such expenditures are a necessity to drive interest in our productions and encourage members of the public to purchase tickets to our shows.
Tao Group Hospitality
Our Tao Group Hospitality segment, which represented approximately 24% of our consolidated and combined revenues for the year ended June 30, 2020, consists of our controlling interest in Tao Group Hospitality, which strengthens the Company’s portfolio of live offerings with a complementary hospitality group with widely-recognized brands that include: Tao, Marquee, Lavo, Avenue, Beauty & Essex and Cathédrale. Since 2000, Tao Group Hospitality has been creating some of the most innovative premium experiences in the entertainment dining and hospitality industry.
Revenue Sources - Tao Group Hospitality
Revenues earned from dining, nightlife and hospitality offerings through Tao Group Hospitality are recognized when food, beverages and/or services are provided to the customer as that is the point in which the related performance obligation is satisfied. In addition, management fee revenues which are earned in accordance with specific venue management agreements are recorded over the period in which the management services are performed as that reflects the measure of progress toward satisfaction of the Company’s venue management performance obligations.

Expenses - Tao Group Hospitality
Entertainment Dining and Nightlife Offerings Costs
The Tao Group Hospitality restaurants and nightlife and hospitality venues incur costs for providing food and beverage as well as banquet hosting services to customers. Dining and nightlife offering costs primarily include the following:

•	labor costs, consisting of restaurant management salaries, hourly staff payroll and other payroll-related items, including taxes and fringe benefits;

•	food and beverage costs;

•	operating costs, consisting of maintenance, utilities, bank and credit card charges, and any other restaurant-level expenses; and

•	occupancy costs, consisting of both fixed and variable portions of rent, common area maintenance charges, insurance premiums and taxes.
Other Expenses
The Company’s selling, general and administrative expenses primarily consist of administrative costs, including compensation, professional fees, as well as sales and marketing costs, including non-event related advertising expenses. Operating expenses in the Company’s Entertainment segment also include corporate overhead costs and venue operating expenses. Venue operating expenses include the non-event related costs of operating the Company’s performance venues, and include such costs as rent for the Company’s leased venues, real estate taxes, insurance, utilities, repairs and maintenance, and labor related to the overall management of the venues. Depreciation expense on property and equipment related to The Garden, Hulu Theater at Madison Square Garden and the Forum (prior to its sale in May 2020) is reported in the Entertainment segment. In addition, the Company incurs non-capitalizable content development and technology costs associated with the Company’s MSG Sphere initiative and these costs are reported in the Entertainment segment.
Factors Affecting Operating Results
In addition to the discussion under the section “Impact of the COVID-19 Pandemic on Our Business” above, the operating results of our Entertainment segment are largely dependent on our ability to attract concerts and other events to our venues, revenues under various agreements entered with MSG Sports in connection with the Entertainment Distribution, as well as the continuing popularity of the Christmas Spectacular at Radio City Music Hall.
Our Company’s future performance is dependent in part on general economic conditions and the effect of these conditions on our customers. Weak economic conditions may lead to lower demand for our entertainment and nightlife offerings, suite licenses and tickets to our live productions, concerts, family shows and other events, which would also negatively affect concession and merchandise sales, as well as lower levels of sponsorship and venue signage. These conditions may also affect the number of concerts, family shows and other events that take place in the future. An economic downturn could adversely affect our business and results of operations.
The Company continues to explore additional opportunities to expand our presence in the entertainment industry. Any new investment may not initially contribute to operating income, but is intended to become operationally profitable over time. Our results will also be affected by investments in, and the success of, new productions.
Factors Affecting Comparability
Adoption of ASC Topic 606, Revenue From Contracts With Customers
The Company’s combined and segment operating results for the year ended June 30, 2019 (and thereafter) were impacted by the adoption of Accounting Standards Codification (“ASC”) Topic 606. As a result, the Company’s revenues were lower by $23,860 and direct operating expenses were lower by $26,239 for the year ended June 30, 2019, primarily due to the application of principal versus agent revenue recognition on event-related revenues from food, beverage and merchandise activities and accounts for its performance obligations of multi-year sponsorship agreements and suite license arrangements as a series for the Entertainment segment.
Prior year period results have not been adjusted to reflect the adoption of ASC Topic 606 and, therefore, the Company’s combined and segment operating results for the year ended June 30, 2019 are not directly comparable to results for the year ended June 30, 2018.

Purchase Accounting Adjustments
In connection with the acquisitions completed in the fiscal years 2018 and 2017, the Company recorded certain fair value adjustments related to acquired assets and liabilities in accordance with ASC Topic 805, Business Combinations. For the Company’s acquisitions, the Company recognized fair value adjustments primarily for (i) recognition of intangible assets such as trade names, venue management contracts, favorable leases, and festival rights, (ii) step-up of property and equipment, (iii) step-up of inventory, (iv) unfavorable lease obligation, and (v) goodwill. The aforementioned fair value adjustments, except for goodwill, will be expensed as incremental non-cash expenses in the Company’s consolidated and combined statements of operations based on their estimated useful lives (“Purchase Accounting Adjustments”). With the exception of impairment of goodwill, the Company does not allocate any Purchase Accounting Adjustments to the reporting segments and reports any Purchase Accounting Adjustments as reconciliation items in reporting segment operating results. See “Item 8 Financial Statements and Supplementary Data — Consolidated and Combined Financial Statements — Notes to Consolidated and Combined Financial Statements — Note 20. Segment Information” for more information on the presentation of Purchase Accounting Adjustments.
Investments in Nonconsolidated Affiliates
In July 2018, the Company acquired a 30% interest in SACO, a global provider of high-performance LED video lighting and media solutions for a total consideration of approximately $47,244. The Company is utilizing SACO as a preferred display technology provider for MSG Spheres and is benefiting from agreed upon commercial terms.
In addition, the Company also has other investments in various entertainment and hospitality companies and related technologies, accounted for either under the equity method or at fair value. See Note 7 to the consolidated and combined financial statements included in Item 8 of this Annual Report on Form 10-K for more information on our investments in nonconsolidated affiliates.

Results of Operations
Comparison of the Year Ended June 30, 2020 versus the Year Ended June 30, 2019
Consolidated and Combined Results of Operations
The table below sets forth, for the periods presented, certain historical financial information.

	Years Ended June 30,		Change
	2020	2019	Amount	Percentage
Revenues	$762,936	$1,048,909	$(285,973)	(27)%

Direct operating expenses	508,122	670,641	(162,519)	(24)%
Selling, general and administrative expenses (“SG&A”)	344,637	314,522	30,115	10%
Depreciation and amortization	104,899	109,343	(4,444)	(4)%
Impairment for intangibles, long-lived assets, and goodwill	105,817	—	105,817	NM
Gain on disposal of assets held for sale and associated settlements	(240,783)	—	(240,783)	NM
Operating loss	(59,756)	(45,597)	(14,159)	(31)%
Other income (expense):
Earnings (loss) in equity method investments	(4,433)	7,062	(11,495)	NM
Interest income, net	15,693	14,901	792	5%
Miscellaneous income (expenses), net	38,855	(6,061)	44,916	NM
Loss from operations before income taxes	(9,641)	(29,695)	20,054	68%
Income tax expense	(5,046)	(443)	(4,603)	NM
Net loss	(14,687)	(30,138)	15,451	51%
Less: Net loss attributable to redeemable noncontrolling interests	(30,387)	(7,299)	(23,088)	NM
Less: Net loss attributable to nonredeemable noncontrolling interests	(1,534)	(4,945)	3,411	69%
Net income (loss) attributable to Madison Square Garden Entertainment Corp.’s stockholders	$17,234	$(17,894)	$35,128	NM

NM — Percentage is not meaningful

The following is a summary of changes in segments’ operating results for the year ended June 30, 2020 as compared to the prior year.

Changes attributable to	Revenues	Direct operating expenses (b)	SG&A (c)	Depreciation and amortization	Impairment for intangibles, long-lived assets, and goodwill	Gain on disposal of assets held for sale and associated settlements	Operating income (loss)
Entertainment segment(a)	$(211,850)	$(124,662)	$42,722	$(2,716)	$—	$(240,783)	$113,589
Tao Group Hospitality segment (a)	(73,450)	(37,331)	(12,480)	1,719	94,946	—	(120,304)
Purchase accounting adjustments	—	121	(518)	(3,447)	10,871	—	(7,027)
Inter-segment eliminations	(673)	(647)	391	—	—	—	(417)
	$(285,973)	$(162,519)	$30,115	$(4,444)	$105,817	$(240,783)	$(14,159)

(a)	See “Business Segment Results” for a more detailed discussion of the operating results of our segments.

(b)	Direct operating expenses primarily include:

•	event costs related to the presentation, production and marketing of our events;

•	revenue sharing expenses associated with the venue-related signage, sponsorship and suite license fee revenues that are attributable to MSG Sports;

•	venue lease, maintenance and other operating expenses, net of recovery charges for venue usage from MSG Sports for hosting the home games of the Knicks and Rangers at The Garden;

•	the cost of concessions, merchandise and food and beverage sold at our venues; and

•	restaurant operating expenses, inclusive of labor costs.

(c)
Selling, general and administrative expenses (“SG&A”) primarily consist of administrative costs, including compensation, professional fees, sales and marketing costs, including non-event related advertising expenses, and business development costs, as well as costs associated with the development of MSG Sphere, including technology and content development costs.

Depreciation and amortization
Depreciation and amortization for the year ended June 30, 2020 decreased $4,444, or 4%, to $104,899 as compared to Fiscal Year 2019 primarily due to certain assets and purchase accounting adjustments being fully depreciated and amortized.
Impairment for intangibles, long-lived assets, and goodwill
The disruptions caused by the COVID-19 pandemic directly impacted the Company’s projected cash flows resulting in operating disruptions. These disruptions along with the deteriorating macroeconomic conditions and industry/market considerations, were considered a “triggering event” for the Company’s Tao Group Hospitality reporting unit, which required the Company to assess the carrying value of its goodwill for that reporting unit for impairment. In connection with the goodwill impairment test, the Company also evaluated the intangibles and long-lived assets for the Tao Group Hospitality reporting unit for impairment. Based on this evaluation, the Company recorded a non-cash impairment charge of $105,817 for the year ended June 30, 2020, which consisted of the following:

	Tao Group Hospitality Segment	Purchase accounting adjustments	Total
Intangibles	$—	$3,541	$3,541
Long-lived assets	6,363	7,330	13,693
Goodwill	88,583	—	88,583
	$94,946	$10,871	$105,817

Earnings (loss) in equity method investments
Loss in equity method investments for the year ended June 30, 2020 was $4,433 as compared to earnings of $7,062 in Fiscal Year 2019. The year-over-year decrease is primarily due to the absence of (i) equity earnings from Azoff MSG Entertainment LLC (“AMSGE”) and (ii) losses from Tribeca Enterprises LLC (“Tribeca Enterprises”) as the Company sold these investments in December 2018 and August 2019, respectively.
Miscellaneous income (expenses), net
Miscellaneous income, net for the year ended June 30, 2020 increased $44,916 to $38,855 as compared to net miscellaneous expense of $6,061 in Fiscal Year 2019. The increase was primarily due to realized and unrealized gains recognized on the Company’s investment in DraftKings Inc. (“DraftKings”). The Company previously recorded its investment in DraftKings under the measurement alternative for equity securities without readily determinable fair values in accordance with ASC Topic 321, Investments - Equity Securities. See Note 7 to the consolidated and combined financial statements included in Item 8 of this Annual Report on Form 10-K for further discussion of the measurement alternative. In April 2020, DraftKings became a publicly traded company and is listed on the NASDAQ Stock Market (“NASDAQ”) under the symbol “DKNG.” Accordingly, the Company began to record the investment in DraftKings at fair value based on the quoted price on NASDAQ. In Fiscal Year 2020, the Company recorded a total of $40,726 of realized and unrealized gains associated with the investment in DraftKings.
Income taxes
Income tax expense for the year ended June 30, 2020 of $5,046 differs from income tax benefit derived from applying the statutory federal rate of 21% to the pretax loss primarily due to (i) state income tax expense of $4,016, (ii) tax expense of $6,704 relating to noncontrolling interest, (iii) tax expense of $6,961 relating to nondeductible transaction costs, and (iv) tax expense of $4,407 related to nondeductible officers’ compensation, partially offset by a decrease in valuation allowance of $14,220. See Note 18 to the consolidated and combined financial statements included in Item 8 of this Annual Report on Form 10-K for further details on the components of income tax and a reconciliation of the statutory federal rate to the effective tax rate.
Income tax expense for the year ended June 30, 2019 of $443 differs from income tax benefit derived from applying the statutory federal rate of 21% to the pretax loss primarily due to tax expense of $7,655 relating to nondeductible officers’ compensation and tax expense of $2,571 relating to noncontrolling interest, partially offset by tax benefit of $454 resulting from a change in the state rates used to measure deferred taxes.
Adjusted operating income
The Company evaluates segment performance based on several factors, of which the key financial measure is their operating income (loss) before (i) adjustments to remove the impact of non-cash straight-line leasing revenue associated with the Arena License Agreements with MSG Sports, (ii) depreciation, amortization and impairments of property and equipment, goodwill and other intangible assets, (iii) amortization for capitalized cloud computing arrangement costs (see Note 2. Summary of Significant Accounting Policies to the consolidated and combined financial statements included in Item 8 of this Annual Report on Form 10-K for further details), (iv) share-based compensation expense or benefit, (v) restructuring charges or credits, and (vi) gains or losses on sales or dispositions of businesses and associated settlements, which is referred to as adjusted operating income (loss), a non-GAAP measure. In addition to excluding the impact of items discussed above, the impact of purchase accounting adjustments related to business acquisitions is also excluded in evaluating the Company’s consolidated and combined adjusted operating income (loss). See Note 20. Segment Information to the consolidated and combined financial statements included in Item 8 of this Annual Report on Form 10-K for further discussion on the definition of adjusted operating income (loss). The Company has presented the components that reconcile operating income (loss) to adjusted operating income (loss).
Management believes that the exclusion of share-based compensation expense or benefit allows investors to better track the performance of the various operating units of the Company’s business without regard to the settlement of an obligation that is not expected to be made in cash. In addition, the Company believes that given the length of the arena license agreements and resulting magnitude of the difference in leasing revenue recognized and cash revenue received, the exclusion of non-cash leasing revenue provides investors with a clearer picture of the Company's operating performance.
The Company believes adjusted operating income (loss) is an appropriate measure for evaluating the operating performance of its business segments and the Company on a consolidated basis. Adjusted operating income (loss) and similar measures with similar titles are common performance measures used by investors and analysts to analyze the Company’s performance. The Company uses revenues and adjusted operating income (loss) measures as the most important indicators of its business performance, and evaluates management’s effectiveness with specific reference to these indicators.
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
The following is a reconciliation of operating loss to adjusted operating income (loss):

	Years Ended June 30,		Change
	2020	2019	Amount	Percentage
Operating loss	$(59,756)	$(45,597)	$(14,159)	(31)%
Share-based compensation	42,190	35,401
Depreciation and amortization (a)	104,899	109,343
Impairment of intangibles, long-lived assets and goodwill	105,817	—
Gain on disposal of assets held for sale, including legal settlement	(240,783)	—
Other purchase accounting adjustments (b)	4,367	4,764
Adjusted operating income (loss)	$(43,266)	$103,911	$(147,177)	NM
________________
NM — Percentage is not meaningful

(a)	Depreciation and amortization included purchase accounting adjustments of $12,454 and $15,901 for the years ended June 30, 2020 and 2019, respectively.

(b)
Other purchase accounting adjustments for the years ended June 30, 2020 and 2019 primarily included rent expenses associated with the amortization of favorable leases in connection with the Tao Group Hospitality acquisition.

Adjusted operating income for the year ended June 30, 2020 decreased $147,177 to adjusted operating loss of $43,266 as compared to Fiscal Year 2019. The net decrease was attributable to the following:

Decrease in adjusted operating income of the Entertainment segment	$(123,947)
Decrease in adjusted operating income of the Tao Group Hospitality segment	(22,813)
Inter-segment eliminations	(417)
$(147,177)
Net loss attributable to redeemable and nonredeemable noncontrolling interests

For the year ended June 30, 2020, the Company recorded a net loss attributable to redeemable noncontrolling interests of $30,387 and a net loss attributable to nonredeemable noncontrolling interests of $1,534 as compared to $7,299 of net loss attributable to redeemable noncontrolling interests and $4,945 of net loss attributable to nonredeemable noncontrolling interests for Fiscal Year 2019. These amounts represent the share of net loss of Tao Group Hospitality and BCE that is not attributable to the Company. In addition, the net loss attributable to redeemable and nonredeemable noncontrolling interests includes a proportional share of expenses related to purchase accounting adjustments.

Business Segment Results
Entertainment
The table below sets forth, for the periods presented, certain historical financial information and a reconciliation of operating income (loss) to adjusted operating income for the Company’s Entertainment segment.

	Years Ended June 30,		Change
	2020	2019	Amount	Percentage
Revenues	$585,208	$797,058	$(211,850)	(27)%
Direct operating expenses	388,643	513,305	(124,662)	(24)%
Selling, general and administrative expenses	282,043	239,321	42,722	18%
Depreciation and amortization	84,289	87,005	(2,716)	(3)%
Gain on disposal of assets held for sale and associated settlements	(240,783)	—	(240,783)	NM
Operating income (loss)	$71,016	$(42,573)	$113,589	NM
Reconciliation to adjusted operating income:
Share-based compensation	41,227	35,264
Depreciation and amortization	84,289	87,005
Gain on disposal of assets held for sale, including legal settlement	(240,783)	—
Adjusted operating income (loss)	$(44,251)	$79,696	$(123,947)	NM
—————
NM — Percentage is not meaningful
Factors Affecting Results of Operations
The activities from April 18, 2020 to June 30, 2020 included on the statement of operations for the year ended June 30, 2020 are prepared on a consolidated basis, as the Company became a standalone public company on April 17, 2020. The Company's combined statements of operations for the year ended June 30, 2019, as well as the financial information for the period of July 1, 2019 to April 17, 2020 that is included in the results of operations for the year ended June 30, 2020 were prepared on a standalone basis derived from the consolidated financial statements and accounting records of the Company’s former parent, MSG Sports, and are presented as carve-out financial statements as the Company was not a standalone public company prior to the Entertainment Distribution.
The combined statements of operations for the year ended June 30, 2019, as well as the financial information for the period of July 1, 2019 to April 17, 2020 that is included in the results of operations for the year ended June 30, 2020, include allocations for certain support functions that were provided on a centralized basis and not historically recorded at the business unit level by MSG Sports, such as expenses related to executive management, finance, legal, human resources, government affairs, information technology, and venue operations among others. As part of the Entertainment Distribution, certain corporate and operational support functions were transferred to the Company and therefore, charges were reflected in order to properly burden all business units comprising MSG Sports’ historical operations. These expenses were allocated on the basis of direct usage when identifiable, with the remainder allocated on a pro-rata basis of combined revenues, headcount or other measures of the Company and MSG Sports.
Management believes the assumptions underlying the combined financial statements, including the assumptions regarding allocating general corporate expenses, are reasonable. Nevertheless, the combined financial statements may not include all of the actual expenses that would have been incurred by the Company and may not reflect its combined results of operations, financial position and cash flows had it been a separate, standalone company during the periods presented. Actual costs that would have been incurred if the Company had been a separate, standalone company would depend on multiple factors, including organizational structure and strategic decisions made in various areas, including information technology and infrastructure.

Revenues
Revenues for the year ended June 30, 2020 decreased $211,850, or 27%, to $585,208 as compared to Fiscal Year 2019. The net decrease was attributable to the following:

Decrease in event-related revenues from concerts, as discussed below	$(77,282)
Decrease in venue-related signage and sponsorship revenues, as discussed below	(32,524)
Decrease in event-related revenues from other live sporting events due to the closure of venues after March 12, 2020 as a result of the COVID-19 pandemic	(26,273)
Decrease in suite license fee revenues due to the closure of venues after March 12, 2020 as a result of the COVID-19 pandemic	(25,535)
Decrease in event-related revenues from other live entertainment events, as discussed below	(23,631)
Decrease in BCE event-related revenues due to the cancellation of Boston Calling Music Festival in May 2020 as a result of the COVID-19 pandemic	(10,578)
Decrease in revenues from Obscura due to the decision to wind down its third-party production business to focus on the development of MSG Sphere	(9,790)
Decrease in revenues associated with the expiration of the Wang Theatre booking agreement in February 2019	(3,888)
Other net decreases, as discussed below	(2,349)
$(211,850)
The decrease in event-related revenues from concerts was primarily due to (i) the impact of the closure of venues after March 12, 2020 as a result of the COVID-19 pandemic, (ii) lower per-event revenues prior to the closure of venues after March 12, 2020, partially offset by the additional events held at the Company’s venues prior to the closure of venues on March 12, 2020 as compared to Fiscal Year 2019.
The decrease in venue-related signage and sponsorship revenues was primarily due to (i) the impact of the closure of venues after March 12, 2020 as a result of the COVID-19 pandemic and, to a lesser extent, (ii) lower sales of existing sponsorship and signage inventory in Fiscal Year 2020.
The decrease in event-related revenues from other live entertainment events was primarily due to (i) the impact of the closure of venues after March 12, 2020 as a result of the COVID-19 pandemic, and (ii) a large-scale special event held at Radio City Music Hall during Fiscal Year 2019. The Company did not have a comparable special event in Fiscal Year 2020. The decrease was partially offset by higher per-event revenue from a theatrical production at Hulu Theater at Madison Square Garden and The Chicago Theatre in the second quarter of Fiscal Year 2020.
Other net decreases reflect the impact of lower revenues from venue tours due to the closure of venues after March 12, 2020 as a result of the COVID-19 pandemic offset by an increase in revenue from the 2019 presentation of the Christmas Spectacular.

Direct operating expenses
Direct operating expenses for the year ended June 30, 2020 decreased $124,662, or 24%, to $388,643 as compared to the prior year. The net decrease was attributable to the following:

Decrease in event-related direct operating expenses associated with concerts primarily due to the impact of the closure of venues after March 12, 2020 due to the COVID-19 pandemic	$(37,159)
Decrease in direct operating expenses associated with venue-related signage and sponsorship primarily due to lower revenue sharing expenses with MSG Sports associated with venue related signage and sponsorship revenue decreases	(19,094)
Decrease in direct operating expenses associated with suite licenses primarily due to lower revenue sharing expenses with MSG Sports associated with suite license fee revenue decreases	(18,695)
Decrease in event-related expenses associated with live sporting events primarily due to the impact of the closure of venues after March 12, 2020 due to the COVID-19 pandemic	(16,774)
Decrease in BCE event-related expenses due to the cancellation of Boston Calling Music Festival in May 2020 as a result of the COVID-19 pandemic	(14,536)
Decrease in event-related direct operating expenses associated with other live entertainment events, as discussed below	(14,143)
Decrease in direct operating expenses associated with Obscura due to the decision to wind down its third-party production business to focus on the development of MSG Sphere	(9,260)
Decrease in direct operating expenses associated with the expiration of the Wang Theatre booking agreement in February 2019	(2,525)
Increase in venue operating costs, net of recovery charges from Madison Square Garden Sports Corp., as discussed below	12,634
Other net decreases	(5,110)
$(124,662)

The decrease in event-related direct operating expenses from other live entertainment events was primarily due to (i) the impact of the closure of venues after March 12, 2020 as a result of the COVID-19 pandemic, and (ii) a large-scale special event held at Radio City Music Hall during Fiscal Year 2019. The Company did not have a comparable special event in Fiscal Year 2020. The decrease was partially offset by higher per-event direct operating expenses from a theatrical production at Hulu Theater at Madison Square Garden and The Chicago Theatre in the second quarter of Fiscal Year 2020.
The increase in venue operating costs reflects higher labor-related venue operating costs as the Company continued to pay event-level employees through May 2020 during the government-mandated closure of its venues, net of certain payroll tax credits.
Selling, general and administrative expenses
Selling, general and administrative expenses for the year ended June 30, 2020 increased $42,722, or 18%, to $282,043 as compared to Fiscal Year 2019 primarily due to (i) an increase in employee compensation and related benefits of $37,023, mostly related to content and technology development for MSG Sphere initiatives, and (ii) a net increase in professional fees reflecting higher content and technology development for MSG Sphere initiatives of $14,118, partially offset by, (iii) lower selling, general and administrative expenses associated with Obscura of $6,542 due to the Company’s decision to wind down Obscura’s third-party production business to focus on the development of MSG Sphere, and (iv) lower litigation related costs of $3,700.
Depreciation and amortization
Depreciation and amortization decreased $2,716, or 3%, to $84,289 as compared to Fiscal Year 2019 primarily due to certain assets being fully depreciated and amortized in The Garden and lower depreciation and amortization associated with the Forum as the recording of depreciation stopped on March 24, 2020 when the venue was classified s assets held for sale, partially offset by higher depreciation expense for equipment used in the development of the MSG Sphere initiative.
Gain on disposal of assets held for sale and associated settlement
In May 2020, pursuant to a Membership Interest Purchase Agreement (the “MIPA”) that a subsidiary of the Company entered into with CAPSS LLC on March 24, 2020, the Company sold the Forum to CAPSS LLC, and the parties settled related litigation for cash consideration in the amount of $400,000. In connection with this transaction, the Company recorded a gain of $240,783 in the fourth quarter of Fiscal Year 2020, which included $140,495 attributable to the Forum associated settlement.

Operating income (loss)
Operating income for the year ended June 30, 2020 increased $113,589 to $71,016 as compared to Fiscal Year 2019 primarily due to (i) the gain on disposal of the Forum in Inglewood and associated settlement recorded in Fiscal Year 2020, and (ii) lower direct operating expenses and selling, general and administrative expenses in the current year, partially offset by the decrease in revenues as described above.
Adjusted operating income (loss)
Adjusted operating income for the year ended June 30, 2020 decreased $123,947 to a loss of $44,251 as compared to Fiscal Year 2019. The decrease in adjusted operating income was greater than the increase in operating income primarily due to the gain on disposal of the Forum in Inglewood and associated settlement being excluded in the calculation of adjusted operating income (loss).
Tao Group Hospitality
The table below sets forth, for the periods presented, certain historical financial information and a reconciliation of operating income to adjusted operating income for the Company’s Tao Group Hospitality segment.

	Years Ended June 30,		Change
	2020	2019	Amount	Percentage
Revenues	$180,201	$253,651	$(73,450)	(29)%
Direct operating expenses	116,638	153,969	(37,331)	(24)%
Selling, general and administrative expenses	63,049	75,529	(12,480)	(17)%
Depreciation and amortization	8,156	6,437	1,719	27%
Impairment for intangibles, long-lived assets, and goodwill	94,946	—	94,946	NM
Operating income (loss)	$(102,588)	$17,716	$(120,304)	NM
Reconciliation to adjusted operating income:
Share-based compensation	963	137
Depreciation and amortization	8,156	6,437
Impairment for intangibles, long-lived assets, and goodwill	94,946	—
Adjusted operating income	$1,477	$24,290	$(22,813)	(94)%
Factors Affecting Results of Operations
In the fourth quarter of Fiscal Year 2020, the Company eliminated the three-month lag to reflect Tao Group Hospitality’s results in the Company’s consolidated and combined financial statements. The elimination of Tao Group Hospitality’s reporting lag represented a change in accounting principle which the Company believes to be preferable as it provides our investors the most current and timely information regarding Tao Group Hospitality’s results of operations. A change in accounting principle typically requires retrospective application, if material. Based on our review, the impact related to the elimination of the reporting lag for the years ended June 30, 2020, 2019 and 2018 was deemed immaterial; therefore, the Company accounted for the aggregate change in accounting principle in its consolidated and combined results for the year ended June 30, 2020. Except certain interim quarter information, the elimination of the three-month lag in Fiscal Year 2019 was also not considered material and the results were not restated. See Note 2. Summary of Significant Accounting Policies to the consolidated and combined financial statements included in Item 8 of this Annual Report on Form 10-K for more information on the impact surrounding the elimination of the three-month lag in Fiscal Year 2020 and interim quarter information in Fiscal Year 2019. Accordingly, the results of Tao Group Hospitality from July 1, 2019 to June 28, 2020 were included in the Company’s consolidated and combined statement of operations for the year ended June 30, 2020 as compared to April 2, 2018 to March 31, 2019 for year ended June 30, 2019.
Due to government actions taken in response the COVID-19 pandemic, Tao Group Hospitality began temporarily closing its venues on March 11, 2020. On May 6, 2020, Tao Group Hospitality began resuming some of its operations in a significantly limited capacity. As a result, Fiscal Year 2020 operating results were materially impacted by the COVID-19 pandemic. In addition, in order to be in compliance with the regulatory requirement for venue reopening, Tao Group Hospitality implemented certain reconfigurations of the layouts of its venues to allow for more distance between groups of customers in a reduced capacity.

Revenues
Revenues for the year ended June 30, 2020 decreased $73,450, or 29%, to $180,201 as compared to the prior year. The net decrease was attributable to the following:

Decrease in revenues due to the temporary closure of venues as a result of the COVID-19 pandemic	$(72,436)
Decrease in revenues associated with the permanent closing of (i) Vandal, (ii) Stanton Social, and (iii) Avenue in New York	(12,013)
Decrease in revenues associated with comparable sales primarily in New York venues prior to the temporary closure of venues due to the COVID-19 pandemic	(7,282)
Increase in revenues associated with new venue sales primarily due to the opening of Tao Chicago in September 2018 prior to the temporary closure of the venue due to the COVID-19 pandemic	14,802
Other net increases primarily due to higher revenues from special events and consulting fees for venue developments	3,479
$(73,450)
Direct operating expenses
Direct operating expenses for the year ended June 30, 2020 decreased $37,331, or 24%, to $116,638 as compared to the prior year. The net decrease was attributable to the following:

Decrease in (i) employee compensation and related benefits, (ii) costs of food and beverage, and (iii) costs of venue entertainment due to the closure of venues as a result of the COVID-19 pandemic	$(32,509)
Decrease in direct operating expenses associated with costs of food and beverage during the comparable periods prior to the closure of venues due to the COVID-19 pandemic	(3,530)
Decrease in direct operating expenses associated with rent expense primarily due to rent concessions received	(2,404)
Decrease in direct operating expenses associated with employee compensation and related benefits during the comparable periods prior to the closure of venues due to the COVID-19 pandemic	(1,624)
Other net increases primarily due to a higher allowance for doubtful accounts	2,736
$(37,331)
Selling, general and administrative expenses
Selling, general and administrative expenses for the year ended June 30, 2020 decreased $12,480, or 17%, to $63,049 as compared to Fiscal Year 2019 primarily due to (i) the absence of venue pre-opening costs of $5,281 primarily associated with rent expenses that were recorded in the prior year, (ii) lower professional fees of $2,804, and (iii) lower marketing costs for fees to promoters of $2,654 primarily due to the temporary closure of venues due to the COVID-19 pandemic.
Depreciation and amortization
Depreciation and amortization for the year ended June 30, 2020 increased $1,719, or 27%, to $8,156 as compared to Fiscal Year 2019 primarily due to capital expenditures associated with the opening of a new venue in September 2018.
Impairment for intangibles, long-lived assets, and goodwill
The disruptions caused by the COVID-19 pandemic directly impacted the Company’s projected cash flows resulting in operating disruptions. These disruptions along with the deteriorating macroeconomic conditions and industry/market considerations, were considered a “triggering event” for the Company’s Tao Group Hospitality reporting unit, which required the Company to assess the carrying value of Tao Group Hospitality’s intangible assets, long-lived assets and goodwill for impairment. Based on this evaluation, the Company recorded a non-cash impairment charge of $94,946 during the third and fourth quarter of Fiscal Year 2020, which included (i) an impairment charge of $88,583 related to goodwill and (ii) impairment charges associated with Vandal and Avenue in New York of $6,363 for certain long-lived assets (including net impact of right-of-use assets and liabilities associated with leases).
Due to the COVID-19-related shutdown of its venues, TAO Group Hospitality continues to review its lease contracts and could decide to close additional venues (which may later reopen elsewhere) if the landlords are unwilling to make concessions acceptable to Tao Group Hospitality, which closures could result in additional impairment charges related to the venue’s long-lived assets.

Operating income (loss)
Operating income for the year ended June 30, 2020 decreased $120,304 to an operating loss of $102,588 as compared to Fiscal Year 2019 primarily due to (i) the impairment of intangible assets, long-lived assets and goodwill, and (ii) a decrease in revenues, partially offset by decreases in direct operating expenses and selling, general and administrative expense, as discussed above.
Adjusted operating income
Adjusted operating income for the year ended June 30, 2020 decreased $22,813, or 94%, to $1,477, as compared to Fiscal Year 2019. The decrease in adjusted operating income was lower than the decrease in operating income primarily due to the impairment of intangibles, long-lived assets, and goodwill being excluded from adjusted operating income.
Comparison of the Year Ended June 30, 2019 versus the Year Ended June 30, 2018
Factors Affecting Operating Results from Acquisitions
Obscura’s Operating Results
The results of operations of the Company and the Entertainment segment for the year ended June 30, 2018 include approximately six months of Obscura’s results of operations from November 20, 2017, the date of acquisition, as compared to a full fiscal year for the year ended June 30, 2019. In June 2019, the Company made a decision to wind down Obscura’s third-party production business to focus those resources on the MSG Sphere development.
Combined Results of Operations
The table below sets forth, for the periods presented, certain historical financial information.

	Years Ended June 30,		Change
	2019	2018	Amount	Percentage
Revenues	$1,048,909	$988,990	$59,919	6%

Direct operating expenses	670,641	635,218	35,423	6%
SG&A	314,522	272,996	41,526	15%
Depreciation and amortization	109,343	112,058	(2,715)	(2)%
Operating loss	(45,597)	(31,282)	(14,315)	(46)%
Other income (expense):
Earnings (loss) in equity method investments	7,062	(3,758)	10,820	NM
Interest income, net	14,901	9,198	5,703	62%
Miscellaneous expense, net	(6,061)	(3,101)	(2,960)	(95)%
Loss from operations before income taxes	(29,695)	(28,943)	(752)	(3)%
Income tax benefit (expense)	(443)	30,830	(31,273)	NM
Net income (loss)	(30,138)	1,887	(32,025)	NM
Less: Net loss attributable to redeemable noncontrolling interests	(7,299)	(628)	(6,671)	NM
Less: Net loss attributable to nonredeemable noncontrolling interests	(4,945)	(4,383)	(562)	(13)%
Net income (loss) attributable to Madison Square Garden Entertainment Corp.’s stockholders	$(17,894)	$6,898	$(24,792)	NM

NM — Percentage is not meaningful

The following is a summary of changes in segments’ operating results for the year ended June 30, 2019 as compared to the prior year.

Changes attributable to	Revenues	Direct operating expenses	SG&A	Depreciation and amortization	Operating income (loss)
Entertainment segment (a)	$50,518	$20,081	$37,066	$(2,624)	$(4,005)
Tao Group Hospitality segment (a)	10,837	16,246	4,921	(804)	(9,526)
Purchase accounting adjustments	—	(395)	391	713	(709)
Inter-segment eliminations	(1,436)	(509)	(852)	—	(75)
	$59,919	$35,423	$41,526	$(2,715)	$(14,315)

(a)	See “Business Segment Results” for a more detailed discussion of the operating results of our segments.
Depreciation and amortization
Depreciation and amortization for the year ended June 30, 2019 decreased $2,715, or 2%, to $109,343 as compared to Fiscal Year 2018 primarily due to certain assets being fully depreciated and amortized.
Earnings (loss) in equity method investments
Earnings (loss) in equity method investments for the year ended June 30, 2019 were $7,062 as compared to a loss of $3,758 in Fiscal Year 2018. The year-over-year improvement is primarily due to (i) the improvement in net earnings of $10,480 attributable to the Company’s investees as compared to Fiscal Year 2018 and (ii) gains of approximately $9,000 related to the sale of the Company’s interest in AMSGE during Fiscal Year 2019 as well as the sale of an AMSGE investment during Fiscal Year 2019 prior to the Company’s sale of its interest in AMSGE. The increase was partially offset by an impairment charge of $8,113 recorded for the Company’s investment in Tribeca Enterprises and the amortization of basis difference of $3,348 attributable to intangible assets for new investment acquired in Fiscal Year 2019. The Company sold its interest in Tribeca Enterprises, including the outstanding loan and payments-in-kind interest, effective August 5, 2019.
Interest income, net
Net interest income for the year ended June 30, 2019 decreased $5,703, or 62%, to $14,901 as compared to Fiscal Year 2018 due to higher interest income earned by the Company as a result of higher interest rates. The increase was partially offset by higher interest expense incurred under the Tao Senior Credit Agreement and 2017 Tao Credit Agreement.
Miscellaneous expense, net
Miscellaneous expense, net for the year ended June 30, 2019 increased by $2,960, or 95%, as compared to Fiscal Year 2018 primarily due to a loss of $3,977 recorded on the extinguishment of debt in connection with the 2017 Tao Credit Agreement in the fourth quarter of Fiscal Year 2019.
Income taxes
On December 22, 2017, the enactment of the Tax Cuts and Jobs Act (“TCJA”) significantly changed U.S. tax law and included a reduction in the corporate federal income tax rate from 35% to 21% effective January 1, 2018. Since the Company did not have any current federal tax expense for the year ended June 30, 2018, the federal rate of 21% was used for the entire year.
The income tax expense or benefit has been determined on a stand-alone basis as if the Company filed separate income tax returns for the periods presented. Although deferred tax assets have been recognized for net operating loss (“NOLs”) carry forwards and tax credits in accordance with the separate return method, such NOLs and credits did not carry over with the Company in connection with the Entertainment Distribution.
Income tax expense for the year ended June 30, 2019 of $443 differs from income tax benefits derived from applying the statutory federal rate of 21% to pretax loss primarily due to tax expense of $7,655 relating to nondeductible officers’ compensation and tax expense of $2,571 relating to noncontrolling interest, partially offset by tax benefit of $454 resulting from a change in the state rates used to measure deferred taxes.
Income tax benefit for the year ended June 30, 2018 of $30,830 differs from the income tax benefit derived from applying the statutory federal rate of 21% to pretax loss primarily as a result of a deferred income tax benefit of $32,348 related to the remeasurement of deferred tax assets and liabilities under provisions contained in the new tax legislation, of which (i) $33,852 was due to the reduction of net deferred tax assets in connection with the lower federal income tax rate of 21%, and (ii) $66,200 was due to a reduction in the valuation allowance attributable to the new rules, which provide that future federal NOLs have an unlimited carry-forward period. These rules on future federal NOLs allow the Company to recognize a portion of its unrecognized deferred tax assets for future deductible items. Partially offsetting this tax benefit was an increase in the valuation allowance of $7,495 related to current year changes in deferred assets and liabilities.
See Note 18 Income Taxes to the consolidated and combined financial statements included in Item 8 of this Annual Report on Form 10-K for further details on the components of income tax and a reconciliation of the statutory federal rate to the effective tax rate.
Adjusted operating income
The following is a reconciliation of operating loss to adjusted operating income (loss):

	Years Ended June 30,		Change
	2019	2018	Amount	Percentage
Operating loss	$(45,597)	$(31,282)	$(14,315)	(46)%
Share-based compensation	35,401	27,286
Depreciation and amortization (a)	109,343	112,058
Other purchase accounting adjustments (b)	4,764	4,768
Adjusted operating income	$103,911	$112,830	$(8,919)	(8)%
________________

(a)	Depreciation and amortization included purchase accounting adjustments of $15,901 and $15,188 for the years ended June 30, 2019 and 2018, respectively.

(b)	Other purchase accounting adjustments for the year ended June 30, 2019 and 2018 primarily included the amortization of favorable leases in connection with the Tao Group Hospitality acquisition.
Adjusted operating income for the year ended June 30, 2019 decreased $8,919, or 8%, to $103,911 as compared to the prior year. The net decrease was attributable to the following:

Increase in adjusted operating income of the Entertainment segment	$1,517
Decrease in adjusted operating income of the Tao Group Hospitality segment	(10,361)
Inter-segment eliminations	(75)
$(8,919)
Net income (loss) attributable to redeemable and nonredeemable noncontrolling interests
For the year ended June 30, 2019, the Company recorded a net loss attributable to redeemable noncontrolling interests of $7,299 and a net loss attributable to nonredeemable noncontrolling interests of $4,945 as compared to $628 of net loss attributable to redeemable noncontrolling interests and $4,383 of net loss attributable to nonredeemable noncontrolling interests for Fiscal Year 2018. These amounts represent the share of net loss of Tao Group Hospitality and BCE that is not attributable to the Company. In addition, the net loss attributable to redeemable and nonredeemable noncontrolling interests includes a proportional share of expenses related to purchase accounting adjustments.

Business Segment Results
Entertainment
The table below sets forth, for the periods presented, certain historical financial information and a reconciliation of operating income (loss) to adjusted operating income for the Company’s Entertainment segment.

	Years Ended June 30,		Change
	2019	2018	Amount	Percentage
Revenues	$797,058	$746,540	$50,518	7%
Direct operating expenses	513,305	493,224	20,081	4%
Selling, general and administrative expenses	239,321	202,255	37,066	18%
Depreciation and amortization	87,005	89,629	(2,624)	(3)%
Operating loss	$(42,573)	$(38,568)	$(4,005)	(10)%
Reconciliation to adjusted operating income:
Share-based compensation	35,264	27,118
Depreciation and amortization	87,005	89,629
Adjusted operating income	$79,696	$78,179	$1,517	2%
Factors Affecting Operating Results
Obscura’s Operating Results
The results of operations of the Company and the Entertainment segment for the year ended June 30, 2018 include approximately six months of Obscura’s results of operations from November 20, 2017, the date of acquisition, as compared to a full fiscal year for the year ended June 30, 2019. In June 2019, the Company made a decision to wind down Obscura’s third-party production business to focus those resources on the MSG Sphere development.
Revenues
Revenues for the year ended June 30, 2019 increased $50,518, or 7%, to $797,058 as compared to the prior year. The net increase was attributable to the following:

Increase in event-related revenues from concerts, as discussed below	$19,966
Increase in event-related revenues from live sporting events due to higher per event revenue, slightly offset by fewer events	16,172
Increase in revenues from the presentation of the Christmas Spectacular, as discussed below	14,797
Increase in venue-related signage and sponsorship revenues due to increased sales of existing sponsorship and signage inventory	8,069
Increase in revenues from Obscura, as discussed below	5,311
Increase in suite license fee revenues due to rate increases and, to a lesser extent, the impact of the new revenue recognition standard in Fiscal Year 2019, partially offset by lower sales of suite products	4,528
Increase in ad sales commission due to increased sales in advertising availabilities of MSG Networks	1,912
Decrease in event-related revenues from other live entertainment events, as discussed below	(16,899)
Decrease in BCE event-related revenues primarily due to lower ticket-related revenues from the Boston Calling Music Festival	(3,255)
Other net decreases	(83)
$50,518
The increase in event-related revenues from concerts was primarily due to additional events and higher per event revenue during Fiscal Year 2019 and, to a lesser extent, the impact from the recognition during the current year of $1,278 of revenue associated with events that took place in Fiscal Year 2018 as a result of the ticketing agreement renewal. The increase was partially offset by the impact of the new revenue recognition standard in Fiscal Year 2019.
The increase in revenues from the presentation of the Christmas Spectacular was primarily due to (i) higher ticket-related revenue mainly as a result of higher average ticket prices, (ii) an increase in paid attendance in Fiscal Year 2019 as compared to Fiscal

Year 2018, and (iii) the recognition during the current year of $880 of revenue associated with performances that took place in Fiscal Year 2018 as a result of the ticketing agreement renewal. The Company had 210 performances of the production in Fiscal Year 2019, as compared to 200 performances in Fiscal Year 2018 due to an extension of the show’s run announced in December 2018. For Fiscal Year 2019, more than one million tickets were sold, representing a mid-single digit percentage increase as compared to Fiscal Year 2018.
Revenues from Obscura are included as a result of its acquisition by the Company on November 20, 2017. Fiscal Year 2019 results include revenues from Obscura for a full fiscal year as compared to approximately seven months (from November 20, 2017 to June 30, 2018) in Fiscal Year 2018. Revenues from Obscura are principally related to its third-party production business.
The decrease in event-related revenues from other live entertainment events was primarily due to (i) the impact of a large-scale special event series held at The Garden and Hulu Theater at Madison Square Garden during Fiscal Year 2018, (ii) lower per event revenue during Fiscal Year 2019 as compared to Fiscal Year 2018 and, to a lesser extent, (iii) the impact of the new revenue recognition standard Fiscal Year 2019. The decrease was slightly offset by additional events held at the Company’s venues during the current year as compared to Fiscal Year 2018.
Direct operating expenses
Direct operating expenses for the year ended June 30, 2019 increased $20,081, or 4%, to $513,305 as compared to the prior year. The net increase was attributable to the following:

Increase in event-related expenses associated with live sporting events due to higher per event expenses, slightly offset by fewer events	$10,501
Increase in direct operating expenses associated with Obscura, as discussed below	5,871
Increase in direct operating expenses associated with the presentation of the Christmas Spectacular, as discussed below	5,187
Increase in direct operating expenses associated with suite licenses primarily due to higher revenue sharing expenses associated with suite license fee revenues increases	3,914
Increase in venue operating costs, net of recovery charges from MSG Sports primarily due to lower recovery charges for venue usage from MSG Sports for hosting the professional sports franchises’ home games of the Knicks and Rangers at The Garden	2,192
Increase in direct operating expenses associated with the venue-related signage and sponsorship primarily due to increased sales of existing sponsorship inventory	2,063
Increase in direct operating expenses associated with the Company’s exploration of a new theatrical production	1,485
Decrease in event-related direct operating expenses associated with other live entertainment events as discussed below	(9,757)
Decrease in BCE event-related direct operating expenses due to lower costs related to the Boston Calling Music Festival	(1,914)
Decrease in event-related direct operating expenses associated with concerts, as discussed below	(978)
Other net increases	1,517
$20,081
Direct operating expenses from Obscura are included as a result of its acquisition by the Company on November 20, 2017. The current year results include direct operating expenses from Obscura for a full fiscal year as compared to approximately seven months (from November 20, 2017 to June 30, 2018) in Fiscal Year 2018. Direct operating expenses from Obscura are principally related to third-party production business.
The increase in direct operating expenses associated with the presentation of the Christmas Spectacular was primarily due to (i) higher labor costs, (ii) higher costs associated with more performances in Fiscal Year 2019, (iii) costs related to show enhancements, and (iv) higher marketing expenses during Fiscal Year 2019 as compared to Fiscal Year 2018. The Company had 210 performances of the production in Fiscal Year 2019, as compared to 200 performances in Fiscal Year 2018 due to an extension of the show’s run announced in December 2018.
The decrease in event-related direct operating expenses associated with other live entertainment events was primarily due to (i) the impact of a large-scale special event series held at The Garden and Hulu Theater at Madison Square Garden during Fiscal Year 2018, (ii) the impact of the new revenue recognition standard in Fiscal Year 2019, and (iii) to a lesser extent, lower per event expenses during Fiscal Year 2019 as compared to Fiscal Year 2018. The decrease was slightly offset by additional events held at the Company’s venues during Fiscal Year 2019 as compared to Fiscal Year 2018.
The decrease in event-related direct operating expenses associated with concerts was primarily due to the impact of the new revenue recognition standard in Fiscal Year 2019. The decrease was largely offset by additional events held at the Company’s venues and higher per event expenses during Fiscal Year 2019 as compared to Fiscal Year 2018.
Selling, general and administrative expenses
Selling, general and administrative expenses for the year ended June 30, 2019 increased $37,066, or 18%, to $239,321 as compared to Fiscal Year 2018 mainly due to (i) higher employee compensation and related benefits of $15,462, (ii) an increase in professional fees of $11,467, and (iii) the inclusion of Obscura’s selling, general and administrative costs related to its third-party production business for a full fiscal year as compared to approximately seven months (from November 20, 2017 to June 30, 2018) in Fiscal Year 2018 of $2,125.
Depreciation and amortization
Depreciation and amortization for the year ended June 30, 2019 decreased $2,624, or 3%, to $87,005 as compared to Fiscal Year 2018 primarily due to due to certain assets being fully depreciated and amortized in The Garden.
Operating loss
Operating loss for the year ended June 30, 2019 improved $4,005 to $42,573 as compared to Fiscal Year 2018 due to higher revenues and lower depreciation and amortization expenses, partially offset by increases in direct operating expenses and selling, general and administrative expenses, as discussed above.
Adjusted operating income
Adjusted operating income for the year ended June 30, 2019 improved by $1,517 to $79,696 as compared to Fiscal Year 2018. The increases in adjusted operating income were higher than the increase in operating losses primarily due to the net increase in operating expenses from share-based compensation and depreciation and amortization of $5,522 were excluded in the calculation of adjusted operating income.
Tao Group Hospitality
The table below sets forth, for the periods presented, certain historical financial information and a reconciliation of operating income to adjusted operating income for the Company’s Tao Group Hospitality segment.

	Years Ended June 30,		Change
	2019	2018	Amount	Percentage
Revenues	$253,651	$242,814	$10,837	4%
Direct operating expenses	153,969	137,723	16,246	12%
Selling, general and administrative expenses	75,529	70,608	4,921	7%
Depreciation and amortization	6,437	7,241	(804)	(11)%
Operating income	$17,716	$27,242	$(9,526)	(35)%
Reconciliation to adjusted operating income:
Share-based compensation	137	168
Depreciation and amortization	6,437	7,241
Adjusted operating income	$24,290	$34,651	$(10,361)	(30)%

Revenues
Revenues for the year ended June 30, 2019 increased $10,837, or 4%, to $253,651 as compared to the prior year. The net increase was attributable to the following:

Increase in revenues associated with new venue sales primarily due to the opening of Tao Chicago in September 2018	$20,590
Decrease in revenues associated with comparable sales primarily due to New York and Los Angeles venues inclusive of the impact of Fiscal Year 2019 containing 52 weeks of operations as compared to 53 weeks during Fiscal Year 2018 due to the timing of the retail calendar	(7,437)
Decrease in revenues associated with the closing of Stanton Social in New York	(2,419)
Other net increases	103
$10,837
Direct operating expenses
Direct operating expenses for the year ended June 30, 2019 increased $16,246, or 12%, to $153,969 as compared to the prior year. The net increase was attributable to the following:

Increase in direct operating expenses associated with employee compensation and related benefits	$8,278
Increase in direct operating expenses associated with performer costs	4,554
Increase in direct operating expenses associated with costs of food and beverage	2,046
Increase in direct operating expenses associated with leased costs	992
Other net increases	376
$16,246
Selling, general and administrative expenses
Selling, general and administrative expenses for the year ended June 30, 2019 increased $4,921, or 7%, to $75,529 as compared to Fiscal Year 2018, primarily due to higher employee compensation and related benefits of $3,200 and venue pre-opening costs of $3,113 primarily for non-cash deferred rent expense, slightly offset by other net decreases.
Depreciation and amortization
Depreciation and amortization for the year ended June 30, 2019 decreased $804, or 11%, to $6,437 as compared to Fiscal Year 2018 primarily due to certain assets being fully depreciated.
Operating income
Operating income for the year ended June 30, 2019 decreased $9,526, or 35%, to $17,716 as compared to Fiscal Year 2018 due to higher direct operating expenses and, to a lesser extent, increase in selling, general and administrative expenses, partially offset by higher revenues and, to a lesser extent, lower depreciation and amortization, as discussed above.
Adjusted operating income
Adjusted operating income for the year ended June 30, 2019 decreased $10,361, or 30%, to $24,290, as compared to Fiscal Year 2018. The decrease in adjusted operating income is higher than the decrease in operating income primarily the decrease in operating expenses from depreciation and amortization of $804 were excluded in the calculation of adjusted operating income.
Liquidity and Capital Resources
Overview
Our operations and operating results have been, and continue to be, materially impacted by the COVID-19 pandemic and actions taken in response by governmental authorities and certain professional sports leagues. As of the date of this Annual Report on Form 10-K, virtually all of our business operations have been suspended and Tao Group Hospitality is operating at significantly reduced capacity and demand. It is not clear when we will be permitted or able to resume normal business operations.
As a result of government mandated assembly limitations and closures, no events are currently permitted to be held at The Garden, Hulu Theater at Madison Square Garden, Radio City Music Hall, the Beacon Theatre and The Chicago Theatre, and virtually all events at our venues have been postponed or cancelled through September and will likely be impacted through the remainder of the year. The 2020 Boston Calling Music Festival, which had been slated for Memorial Day weekend, has also been cancelled, and Tao Group Hospitality’s operations have been substantially reduced. The NBA and the NHL suspended their

2019-20 seasons on March 11 and 12, 2020, respectively and, while the leagues have returned to play in certain select cities, the plan for the 2020-21 season, including the attendance of fans at home games of the Knicks and Rangers, is unclear, which may impact the amount of payments we receive under the Arena License Agreements. The Company cancelled the 2020 production of the Christmas Spectacular. For more information about the impacts and risks to the Company as a result of the COVID-19 pandemic, see “— Impact of the COVID-19 Pandemic on Our Business” and “Part I — Item 1A. Risk Factors — Our Operations and Operating Results Have Been, and Continue to be, Materially Impacted by the COVID-19 Pandemic and Government Actions Taken in Response.”
The COVID-19 pandemic is having and will likely continue to have a significant and negative impact on our operations and financial performance. As a result, we have taken several actions to improve our financial flexibility, reduce operating costs and preserve liquidity:

•
We have revised our processes and construction schedule for MSG Sphere, providing for a substantially reduced spend in fiscal year 2021 and a lengthened timetable that enables the Company to preserve cash in the near-term. We now expect to open MSG Sphere in Las Vegas in calendar year 2023;

•	In connection with our extended construction timeline, we have reduced our expected near-term spending on technology and content development for MSG Sphere;

•
At the end of May, we ended all financial support that was previously provided for certain event-level employees at the Company’s performance venues, and as a result virtually all venue employees, approximately 6,000 in total, are effectively furloughed;

•
At the end of March, Tao Group Hospitality eliminated essentially all of its venue line staff and manager positions, with limited numbers of employees returning as operations slowly resume. In August, Tao Group Hospitality reduced its corporate workforce;

•	In August, we reduced our regular full-time workforce by approximately 350 positions; and

•
We have implemented and are continuing to pursue additional comprehensive cost reduction measures, including terminating certain third-party services, negotiating reduced rates and/or reduced service levels with third parties, and pursuing targeted savings and reductions in spending on marketing and travel and entertainment, and deferring or limiting non-essential operating or other discretionary expenses.

In addition, we are continuing to explore further opportunities to preserve cash and financial flexibility, including:

•	The Company is having conversations with landlords and other vendors about relief from cash payments, some of which may not be successful; and

•	We are actively pursuing potential financing options, including incurring up to $500,000 of long-term debt, which is expected to be comprised of senior notes or term loan and revolver facilities.
The Company is moving quickly to align its costs with its expectation of having limited revenue and no events during 2020. Taking into account the workforce reductions and cost saving initiatives noted above, although this amount will fluctuate, the Company estimates the monthly operational cash burn rate will average approximately $25,000 on a go-forward basis for the duration of fiscal year 2021 compared to an average of approximately $35,000 in the fourth quarter of Fiscal Year 2020. We define operational cash burn rate as revenue less direct operating and SG&A expenses (excluding share-based compensation). Excluded from operational cash burn are (i) severance costs, (ii) capital expenditures, (iii) capitalized spending on content and technology related to MSG Sphere and (iv) working capital adjustments.
Our primary sources of liquidity are cash and cash equivalents and cash flows from the operations of our businesses. Our principal uses of cash include working capital-related items (including funding our operations), capital spending (including our construction of large-scale venues in Las Vegas and London), potential borrowings by MSG Sports under the delayed draw term loan credit agreements (the “DDTL Facilities”) described below, investments and related loans and advances that we may fund from time to time, repayment of debt, and mandatory purchases from prior acquisitions. We may also use cash to repurchase our common stock. Our decisions as to the use of our available liquidity will be based upon the ongoing review of the funding needs of the business, the allocation of cash resources, and the timing of cash flow generation. To the extent we desire to access alternative sources of funding through the capital and credit markets, challenging U.S. and global economic and market conditions could adversely impact our ability to do so at that time.
We regularly monitor and assess our ability to meet our net funding and investing requirements. We believe we have sufficient liquidity, including approximately $907,000 in cash and cash equivalents and $337,000 of short-term investments as of June 30, 2020, to, over the next 12 months, fund our operations, make committed funds available to MSG Sports under the DDTL Facilities, and pursue the development of the new venues discussed below. See Note 12 to the consolidated and combined financial statements included in Item 8 of this Annual Report on Form 10-K for a discussion of the Company’s short-term investments. Our cash and cash equivalents include approximately $200,526 from deferred revenue and collection due to promoters - primarily related to tickets, suites and sponsorships - all of which would be addressed, to the extent necessary, through credits, make-goods, refunds and/or rescheduled dates.
In connection with the Entertainment Distribution and as an additional source of liquidity for MSG Sports in response to the COVID-19 pandemic, on April 17, 2020, a subsidiary of the Company entered into the DDTL Facilities with subsidiaries of MSG Sports. Pursuant to the DDTL Facilities, two of MSG Sports’ subsidiaries, MSG NYK Holdings, LLC and MSG NYR Holdings, LLC may draw up to $110,000 and $90,000, respectively, for general corporate purposes until October 17, 2021, subject to the terms and conditions of the DDTL Facilities, including the pre-funding requirement that MSG Sports’ liquidity drop below a certain threshold, and that, with respect to the Knicks, commercially reasonable efforts are made to raise additional financing. Each DDTL Facility bears interest at a rate equal to LIBOR plus 2.00%, or at the option of MSG Sports, a base rate plus 1.00%. If MSG Sports draws down on one or both DDTL Facilities, the outstanding principal balance of each term loan will be due, together with any unpaid interest thereon, on October 17, 2021. If MSG Sports were to fully draw on the DDTL Facilities, the Company’s cash balance would decrease by $200,000. For more information on the DDTL Facilities, see Note 19 to the consolidated and combined financial statements included in Item 8 of this Annual Report on Form 10-K.
On March 31, 2020, the Company’s Board of Directors authorized, effective following the Entertainment Distribution, a share repurchase program to repurchase up to $350,000 of the Company’s Class A Common Stock. Under the authorization, shares of Class A Common Stock may be purchased from time to time in open market transactions, in accordance with applicable insider trading and other securities laws and regulations. The timing and amount of purchases will depend on market conditions and other factors. No shares have been repurchased to date.
Tao Group Hospitality’s principal uses of cash include working capital related-items (including funding its operations), investments in new venues, tax-related cash distributions, interest expense payments and repayment of debt. Tao Group Hospitality plans to continue to grow its business through the opening of new venues. With the onset of the pandemic, Tao Group Hospitality’s business was also materially impacted by the COVID-19 related restrictions imposed by state and local officials, which included limiting restaurants and bars to take-out and delivery service only and requiring the closure of nightlife establishments. As a result of these restrictions, virtually all of Tao’s venues were closed for approximately three months starting in mid-March. Although certain Tao Group Hospitality restaurants have re-opened for take-out and delivery service, as well as limited outdoor dining where permitted, they are operating at significantly reduced capacity and demand, which, together with the closures imposed earlier in the year, has materially impacted business. However, we believe that Tao Group Hospitality has sufficient liquidity from cash-on-hand, its revolving credit facility and committed capital from the Company to fund its operations and service its debt obligations over the next 12 months.
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
Our cost estimate, inclusive of core technology and soft costs, for MSG Sphere at The Venetian is approximately $1,660,000. This cost estimate is net of $75,000 that the Las Vegas Sands Corp. has agreed to pay to defray certain construction costs and also excludes significant capitalized and non-capitalized costs for items such as content creation, internal labor, and furniture and equipment. Relative to our cost estimate above, our actual construction costs for MSG Sphere at The Venetian incurred through June 30, 2020 were approximately $453,000, which is net of $65,000 received from Las Vegas Sands Corp. during the year ended June 30, 2020. In addition, the amount of construction costs incurred as of June 30, 2020 includes approximately $70,000 of accrued expenses that were not yet paid as of that date. As with any major construction project, the construction of MSG Sphere is subject to potential unexpected delays, costs or other complications.
The MSG Sphere at The Venetian is a complex construction project with cutting-edge technology that relies on subcontractors obtaining components from a variety of sources around the world. In April, the Company announced that it was suspending construction of MSG Sphere due to COVID-19 related factors that were outside of its control, including supply chain issues.  As the ongoing effects of the pandemic have continued to impact its business operations, the Company has revised its processes and construction schedule, and has resumed work with a lengthened timetable that enables the Company to better preserve cash in the near-term. The Company remains committed to bringing MSG Sphere to Las Vegas and, based on its new construction schedule, now expects to open the venue in calendar year 2023.

See Exhibit 10.23 to this Annual Report on Form 10-K for a copy of the Construction Agreement, dated May 31, 2019, by and between MSG Las Vegas, LLC and Hunt Construction Group Inc. (AECOM).
In February 2018, we announced the purchase of land in Stratford, London, which we expect will become home to a future MSG Sphere, pending necessary approvals. Cost estimates for MSG Sphere in London are still in development as the Company continues to refine its design, which it currently expects will be substantially similar to MSG Sphere in Las Vegas, including having approximately the same seating capacity. The Company submitted a planning application to the local planning authority in March 2019 and the planning application process is ongoing. The Company is using this time to continue building on its design and construction learnings in Las Vegas, which it will leverage in London, should we receive such necessary approvals. As we work through this planning application and design process, we expect our timeline will evolve and, therefore, we do not have a target opening date at this time.
With regard to MSG Sphere at The Venetian, the Company plans to finance the construction of the venue from cash-on-hand and cash flows from operations, as well as additional debt financing. The Company expects to incur up to $500,000 of long-term debt, which is expected to be comprised of senior notes or term loan and revolver facilities. If the Company’s cash flows from operations are not sufficient to finance the remaining construction costs of MSG Sphere at The Venetian, the Company would need to complete additional debt financing. There is no assurance that the Company will be able to obtain such capital.
While the Company plans to self-fund the construction of MSG Sphere at The Venetian, the Company’s intention for any future venues is to explore other options, including non-recourse debt financing, joint ventures, equity partners and a managed venue model.
For additional information regarding the Company’s capital expenditures related to the MSG Spheres, see Note 20 to the consolidated and combined financial statements included in Item 8 of this Annual Report on Form 10-K.
We will continue to explore additional domestic and international markets where we believe next-generation venues such as the MSG Sphere can be successful.
Financing Agreements
On May 23, 2019, Tao Group Intermediate Holdings LLC (“TAOIH”) and Tao Group Operating LLC (“TAOG”), entered into a credit agreement (the “Tao Senior Credit Agreement”) with JPMorgan Chase Bank, N.A., and the lenders party thereto. The Tao Senior Credit Agreement provides TAOG with senior secured credit facilities (the “Tao Senior Secured Credit Facilities”) consisting of: (i) an initial $40,000 term loan facility with a term of five years and (ii) a $25,000 revolving credit facility with a term of five years (the “Tao Revolving Credit Facility”). The Tao Senior Secured Credit Facilities were obtained without recourse to the Company or any of its affiliates (other than TAOG, TAOIH and its subsidiaries and in respect of the reserve account discussed below). There was no outstanding amount drawn on the Tao Revolving Credit Facility as of June 30, 2020. During the year ended June 30, 2020, Tao Group Hospitality utilized $750 of the Tao Revolving Credit Facility for issuance of letters of credit and the remaining borrowing available as of June 30, 2020 was $24,250. The Credit Agreement matures on May 23, 2024.
Although Tao Group Hospitality was in compliance with the financial covenants of the Tao Senior Credit Agreement as of March 31, 2020, disruptions caused by the COVID-19 pandemic have had, and are likely to continue to have, a significant and negative impact on Tao Group Hospitality’s operations and financial performance. On August 6, 2020, TAOIH and TAOG entered into an amendment to the Tao Senior Credit Agreement, which suspended the application of the financial maintenance covenants thereunder through December 31, 2021, modified certain restrictive covenants therein, modified the applicable interest rates and increased the minimum liquidity requirement. In addition, in connection with the amendment, the Company, through its direct subsidiary, MSG Entertainment Group, LLC, entered into a guarantee and reserve account agreement to guarantee the obligations of TAOG under the Tao Senior Credit Agreement, establish and grant a security interest in a reserve account that will initially hold a deposit of approximately $9,800 and maintain a minimum liquidity requirement of no less than $75,000 at all times.
If recovery from the pandemic takes longer than currently estimated, Tao Group Hospitality may need to seek covenant waivers in the future. Tao Group Hospitality’s failure to obtain covenant waivers could trigger a violation of these covenants and lead to default and acceleration of all of its outstanding debt, which could have a material adverse effect on liquidity.
On May 23, 2019, MSG Entertainment Holdings LLC, a subsidiary of the Company, and Tao Group Sub Holdings LLC, a subsidiary of Tao Group Hospitality, entered into a Credit Agreement providing for a credit facility of $49,000 that matures on August 22, 2024 (the “Tao Subordinated Credit Agreement”). On June 15, 2020, the Tao Subordinated Credit Agreement was amended to provide an additional $22,000 of borrowing capacity. The balances and interest-related activities pertaining to the Tao Subordinated Credit Agreement have been eliminated in the consolidated and combined financial statements in accordance with ASC Topic 810, Consolidation.

See Note 13 to the consolidated and combined financial statements included in Item 8 of this Annual Report on Form 10-K for additional information on the Tao Senior Secured Credit Facilities.
Letters of Credit
The Company uses letters of credit to support its business operations. As of June 30, 2020, the Company had a total of $9,664 of letters of credit outstanding, which included two outstanding letters of credit for an aggregate of $750 issued under the Tao Revolving Credit Facility.
Cash Flow Discussion
As of June 30, 2020, cash, cash equivalents and restricted cash totaled $924,304, as compared to $1,092,065 as of June 30, 2019 and $1,232,000 as of June 30, 2018. The following table summarizes the Company’s cash flow activities for the years ended June 30, 2020, 2019 and 2018:

	Years Ended June 30,
	2020	2019	2018
Net income (loss)	$(14,687)	$(30,138)	$1,887
Adjustments to reconcile net income (loss) to net cash provided by operating activities	126,815	149,192	114,454
Subtotal	$112,128	$119,054	$116,341
Changes in working capital assets and liabilities	(16,097)	(27,330)	28,044
Net cash provided by operating activities	$96,031	$91,724	$144,385
Net cash used in investing activities	(389,657)	(228,063)	(169,624)
Net cash provided by (used in) financing activities	122,938	(8,621)	15,356
Effect of exchange rates on cash, cash equivalents and restricted cash	2,927	4,669	331
Net decrease in cash, cash equivalents and restricted cash	$(167,761)	$(140,291)	$(9,552)
Operating Activities
Net cash provided by operating activities for the year ended June 30, 2020 improved by $4,307 to $96,031 as compared to the prior year primarily due to the proceeds attributable to the Forum associated settlement and, to a lesser extent, a net decrease in working capital driven by lower accounts receivables, net and higher accrued liabilities, partially offset by (i) higher related party receivables, net, (ii) lower deferred revenue, (iii) higher prepaid expenses, and (iv) lower accounts payable. These inflows were substantially offset by lower operating income excluding (i) depreciation and amortization, (ii) impairment for intangibles, long-lived assets, and goodwill, and (iii) gain on disposal of assets held for sale and associated settlements.
Net cash provided by operating activities for the year ended June 30, 2019 decreased by $52,661 to $91,724 as compared to the prior year primarily due to a net decrease in working capital assets and liabilities which include lower (i) collections due to promoters, (ii) prepaid expenses and other assets, and (iii) deferred revenue, partially offset by higher accrued liabilities, all due to timing. The net decrease was slightly offset by cash operating results which include the change from net income to a net loss in Fiscal Year 2019 as compared to Fiscal Year 2018 adjusted for non-cash items.
Investing Activities
Net cash used in investing activities for the year ended June 30, 2020 increased by $161,594 to $389,657 as compared to the prior year primarily due to an increased purchase of short-term investments and capital expenditures. These outflows were partially offset by current year proceeds from the sale of the Forum, excluding the associated settlement, and the maturity of short-term investments.
Net cash used in investing activities for the year ended June 30, 2019 increased by $58,439 to $228,063 as compared to the prior year primarily due to the Company’s investment in a British pound-denominated time deposit, an investment in SACO and repayments received from loans to nonconsolidated affiliates in Fiscal Year 2018. The increase in cash used was partially offset by proceeds received from the sale of the Company’s 50% interest in AMSGE and other net investing activities.
Financing Activities
Net cash provided by financing activities for the year ended June 30, 2020 increased by $131,559 to $122,938 as compared to the prior year due to increased net transfers from MSG Sports and its subsidiaries and less repayments on long-term debt, partially offset by the proceeds from a loan facility received in the prior year that did not similarly occur in the current year.

Net cash used in financing activities for the year ended June 30, 2019 increased by $23,977 to $8,621 as compared to Fiscal Year 2018 largely due to the repayment of all obligations under the 2017 Tao Credit Agreement partially offset by proceeds received from borrowings under the Tao Senior Credit Agreement, net transfers from MSG Sports and its subsidiaries, and other net financing activities.
Contractual Obligations and Off Balance Sheet Arrangements
Future cash payments required under contracts entered into by the Company in the normal course of business and outstanding letters of credit as of June 30, 2020 are summarized in the following table:

	Payments Due by Period
	Total	Year 1	Years 2-3	Years 4-5	More Than 5 Years
Off-Balance Sheet Commitments: (a)
Contractual obligations	$3,116	$2,926	$190	$—	$—
Letters of credit (b)	9,664	9,664	—	—	—
	12,780	12,590	190	—	—
On-Balance Sheet Commitments:
Leases (c)	319,476	56,829	110,935	60,560	91,152
Debt repayments (d)	34,387	5,637	16,250	12,500	—
Other (e)	89,563	89,149	236	178	—
	443,426	151,615	127,421	73,238	91,152
Total (f) (g)	$456,206	$164,205	$127,611	$73,238	$91,152
_________________

(a)
Off balance sheet arrangements disclosed in the table above do not include MSG Sphere related commitments of approximately $1,220,000 that are not reflected on the balance sheet. Such arrangements are associated with the development and construction of MSG Sphere in Las Vegas. The timing of the future cash payments disclosed is uncertain and may change as the development and construction of MSG Sphere in Las Vegas progresses.

(b)	Consists of letters of credit obtained by the Company as collateral for development of MSG Sphere in Las Vegas and lease agreements of the Company and Tao Group Hospitality.

(c)
Includes contractually obligated minimum lease payments for operating leases having an initial noncancelable term in excess of one year for the Company’s venues, including the Tao Group Hospitality venues and various corporate offices. These commitments are presented exclusive of the imputed interest used to reflect the payment’s present value. See Note 9 to the consolidated and combined financial statements included in Item 8 of this Annual Report on Form 10-K for more information.

(d)
See Note 13 to the consolidated and combined financial statements included in Item 8 of this Annual Report on Form 10-K for more information surrounding the principal repayments required under the Tao Senior Secured Credit Facilities and a note with respect to a loan received by BCE from its noncontrolling interest holder that is due in April 2021.

(e)	Includes MSG Sphere related commitments of approximately $74,955 associated with the development and construction of MSG Sphere in Las Vegas, all due within fiscal year 2021.

(f)
Pension obligations have been excluded from the table above as the timing of the future cash payments is uncertain. See Note 14 to the consolidated and combined financial statements included in Item 8 of this Annual Report on Form 10-K for more information on the future funding requirements under our pension obligations.

(g)
In connection with the Entertainment Distribution, the Company entered into the DDTL Facilities. Pursuant to the DDTL Facilities, two of MSG Sports’ subsidiaries, MSG NYK Holdings, LLC and MSG NYR Holdings, LLC may draw up to $110,000 and $90,000, respectively, until October 17, 2021 subject to certain conditions. The lending requirements under DDTL Facilities have been excluded from the table above as the timing of the future cash payments is uncertain.

The Company and a subsidiary of the Las Vegas Sands Corp. entered into a 50-year ground lease in Las Vegas pursuant to which the Company has agreed to construct a large-scale venue. The Company has announced plans to construct an MSG Sphere on that site. See “Part I — Item 1. Business — Our Business — Our Performance Venues — MSG Sphere.”
Tao Group Hospitality equityholders have the right to put their equity interests in Tao Group Hospitality to a subsidiary of the

Company. The purchase price is at fair market value subject to a floor. Consideration paid upon exercise of such put right shall be, at the Company’s option, in cash, debt, or our Class A Common Stock, subject to certain limitations.
Seasonality of Our Business
The dependence on revenues from the Christmas Spectacular generally means the Company’s Entertainment segment earns a disproportionate share of its revenues and operating income in the second quarter of the Company’s fiscal year.
Recently Issued Accounting Pronouncements and Critical Accounting Policies
Recently Issued Accounting Pronouncements
See Note 2 to the consolidated and combined financial statements included in Item 8 of this Annual Report on Form 10-K for discussion of recently issued accounting pronouncements.
Critical Accounting Policies
The preparation of the Company’s consolidated and combined financial statements in conformity with GAAP requires management to make estimates and assumptions about future events. These estimates and the underlying assumptions affect the amounts of assets and liabilities reported, disclosures about contingent assets and liabilities, and reported amounts of revenues and expenses. Management believes its use of estimates in the consolidated and combined financial statements to be reasonable. The significant accounting policies which we believe are the most critical to aid in fully understanding and evaluating our reported financial results include the following:
Arrangements with Multiple Performance Obligations
See Note 4 to the consolidated and combined financial statements included in Item 8 of this Annual Report on Form 10-K for discussion of the Company’s arrangements with multiple performance obligations, primarily multi-year sponsorship agreements.
Impairment of Long-Lived and Indefinite-Lived Assets
The Company elected to adopt ASU No. 2017-04, Intangibles - Goodwill and Other (Topic 350): Simplifying the Accounting for Goodwill Impairment in the third quarter of fiscal year 2020 in connection with its interim goodwill impairment test performed as of March 31, 2020, as discussed further below. ASU No. 2017-04 removes Step 2 of the goodwill impairment test, which requires a hypothetical purchase price allocation. A goodwill impairment is now the amount by which a reporting unit’s carrying value exceeds its fair value, not to exceed the carrying amount of goodwill.
The Company’s long-lived and indefinite-lived assets accounted for approximately 58% of the Company’s consolidated total assets as of June 30, 2020 and consisted of the following:

Goodwill	$74,309
Indefinite-lived intangible assets	63,801
Amortizable intangible assets, net of accumulated amortization	150,426
Property and equipment, net	1,646,115
Right-of-use lease assets	220,328
$2,154,979
In assessing the recoverability of the Company’s long-lived and indefinite-lived assets, the Company must make estimates and assumptions regarding future cash flows and other factors to determine the fair value of the respective assets. These estimates and assumptions could have a significant impact on whether an impairment charge is recognized and also the magnitude of any such charge. Fair value estimates are made at a specific point in time, based on relevant information. These estimates are subjective in nature and involve significant uncertainties and judgments and therefore cannot be determined with precision. Changes in assumptions could significantly affect the estimates. If these estimates or material related assumptions change in the future, the Company may be required to record impairment charges related to its long-lived and/or indefinite-lived assets.
Goodwill
Goodwill is tested annually for impairment as of August 31st and at any time upon the occurrence of certain events or substantive changes in circumstances. The Company performs its goodwill impairment test at the reporting unit level, which is one level below the operating segment level. As of June 30, 2020, the Company has two operating and reportable segments, Entertainment and Tao Group Hospitality, consistent with the way management makes decisions and allocates resources to the business.

The goodwill balance reported on the Company’s consolidated balance sheet as of June 30, 2020 by reporting unit was as follows:

Entertainment	$74,309
Tao Group Hospitality	—
$74,309
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
The Company elected to perform the qualitative assessment of impairment for all of the Company’s reporting units for the Fiscal Year 2020 impairment test. These assessments considered factors such as:

•	macroeconomic conditions;

•	industry and market considerations;

•	cost factors;

•	overall financial performance of the reporting unit;

•	other relevant company-specific factors such as changes in management, strategy or customers; and

•	relevant reporting unit specific events such as changes in the carrying amount of net assets.
During the first quarter of Fiscal Year 2020, the Company performed its most recent annual impairment test of goodwill and determined that there were no impairments of goodwill identified for any of its reporting units as of the impairment test date. Based on these impairment tests, the Company’s Entertainment and Tao Group Hospitality reporting units had sufficient safety margins, representing the excess of the estimated fair value of each reporting unit, derived from the most recent quantitative assessments, less its respective carrying value (including goodwill allocated to each respective reporting unit). The most recent quantitative assessments were used in making this determination and due to the proximity of the acquisition date for Tao Group Hospitality to the goodwill impairment test date, the initial purchase price was assumed to be the fair value of the Tao Group Hospitality reporting unit for purposes of the annual goodwill impairment test. The Company believes that if the fair value of the reporting unit exceeds its carrying value by greater than 10%, a sufficient safety margin has been realized.
During the third quarter of Fiscal Year 2020, the Company’s operating results were, and continue to be, materially impacted by the COVID-19 pandemic and actions taken in response by governmental authorities and certain professional sports leagues, including government mandated assembly limitations and venue, restaurant, bar and nightclub closures impacting both of the Company’s reporting units. While the Company concluded that the effects of the COVID-19 pandemic would not more likely than not reduce the fair value of its Entertainment reporting unit below its carrying amount, the Company concluded a triggering event had occurred for its Tao Group Hospitality reporting unit as of March 31, 2020 as a result of the COVID-19 pandemic. Accordingly, the Company performed an interim quantitative impairment test as of March 31, 2020 (“interim testing date”) for the Tao Group Hospitality reporting unit, which required the Company to assess the carrying value of its long-lived assets, amortizable intangible assets and goodwill as of the interim testing date.

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
For the interim impairment test, the Company estimated the fair value of the Tao Group Hospitality reporting unit based on a discounted cash flow model (income approach). This approach relied on numerous assumptions and judgments that were subject to various risks and uncertainties. Principal assumptions utilized, all of which are considered Level III inputs under the fair value hierarchy (see Note 10 to the consolidated and combined financial statements included in Item 8 of this Annual Report on Form 10-K), include the Company’s estimates of future revenue and terminal growth rates, margin assumptions and the discount rate applied to estimate future cash flows. The assumptions utilized were subject to a high degree of judgment and complexity, particularly in light of economic and operational uncertainty that existed as a result of the COVID-19 pandemic.
Based upon the results of the Company’s interim quantitative impairment test, the Company concluded that the carrying value of the Tao Group Hospitality reporting unit exceeded its estimated fair value as of the interim testing date. Based on the evaluation of amortizable intangible assets and other long-lived assets performed as of the interim testing date, as well as evaluation of subsequent activity in the fourth quarter of Fiscal Year 2020, the Company recorded non-cash impairment charges of $8,047 $5,646, and $3,541, for property and equipment assets, right-of-use assets net of related lease liabilities, and a tradename, respectively, which were associated with two venues within the Tao Group Hospitality reportable segment. In addition, the Company recorded a non-cash goodwill impairment charge of $88,583 for the Tao Group Hospitality reportable segment. The goodwill impairment charge was calculated as the amount that the adjusted carrying value of the reporting unit, including any goodwill, exceeded its fair value as of the interim testing date. See “Part I — Item 1A. Risk Factors — Our Operations and Operating Results Have Been, and Continue to be, Materially Impacted by the COVID-19 Pandemic and Government Actions Taken in Response” for more information about the risks to the Company’s business operations as a result of the COVID-19 pandemic.
Identifiable Indefinite-Lived Intangible Assets
Identifiable indefinite-lived intangible assets are tested annually for impairment as of August 31st and at any time upon the occurrence of certain events or substantive changes in circumstances. The following table sets forth the amount of identifiable indefinite-lived intangible assets reported in the Company’s consolidated balance sheet as of June 30, 2020:

Trademarks	$61,881
Photographic related rights	1,920
$63,801
The Company has the option to perform a qualitative assessment to determine if an impairment is more likely than not to have occurred. In the qualitative assessment, the Company must evaluate the totality of qualitative factors, including any recent fair value measurements, that impact whether an indefinite-lived intangible asset other than goodwill has a carrying amount that more likely than not exceeds its fair value. The Company must proceed to conducting a quantitative analysis, if the Company (i) determines that such an impairment is more likely than not to exist, or (ii) forgoes the qualitative assessment entirely. Under the quantitative assessment, the impairment test for identifiable indefinite-lived intangible assets consists of a comparison of the estimated fair value of the intangible asset with its carrying value. If the carrying value of the intangible asset exceeds its fair value, an impairment loss is recognized in an amount equal to that excess. For all periods presented, the Company elected to perform the qualitative assessment of impairment for the photographic related rights and the trademarks. These assessments considered the events and circumstances that could affect the significant inputs used to determine the fair value of the intangible asset. Examples of such events and circumstances include:

•	cost factors;

•	financial performance;

•	legal, regulatory, contractual, business or other factors;

•	other relevant company-specific factors such as changes in management, strategy or customers;

•	industry and market considerations; and

•	macroeconomic conditions.

The Company performed its most recent annual impairment test of identifiable indefinite-lived intangible assets during the first quarter of Fiscal Year 2020, and there were no impairments identified. Based on these impairment tests, the Company’s indefinite-lived intangible assets had sufficient safety margins, representing the excess of each identifiable indefinite-lived intangible asset’s estimated fair value over its respective carrying value. The Company believes that if the fair value of an indefinite-lived intangible asset exceeds its carrying value by greater than 10%, a sufficient safety margin has been realized.
Other Long-Lived Assets
For other long-lived assets, including right-of-use lease assets and intangible assets that are amortized, the Company evaluates assets for recoverability when there is an indication of potential impairment. If the undiscounted cash flows from a group of assets being evaluated is less than the carrying value of that group of assets, the fair value of the asset group is determined and the carrying value of the asset group is written down to fair value.
The estimated useful lives and net carrying values of the Company’s intangible assets subject to amortization as of June 30, 2020 are as follows:

	Estimated Useful Lives			Net Carrying Value
Trade names	10	to	25 years	$76,756
Venue management contracts	12	to	25 years	63,410
Non-compete agreements			5.75 years	3,652
Festival rights			15 years	5,924
Other intangibles			15 years	684
				$150,426
The Company has recognized intangible assets for trade names, venue management contracts, favorable lease assets, non-compete agreements, festival rights and other intangibles as a result of purchase accounting. The Company has determined that these intangible assets have finite lives.
The useful lives of the Company’s long-lived assets are based on estimates of the period over which the Company expects the assets to be of economic benefit to the Company. In estimating the useful lives, the Company considers factors such as, but not limited to, risk of obsolescence, anticipated use, plans of the Company, and applicable laws and permit requirements. In light of these facts and circumstances, the Company has determined that its estimated useful lives are appropriate.
Leases
See Note 2 and 9 to the consolidated and combined financial statements included in Item 8 of this Annual Report on Form 10-K for discussion of leases and the impact of adopting ASC Topic 842, Leases in the first quarter of Fiscal Year 2020.
Defined Benefit Pension Plans and Other Postretirement Benefit Plan
The Company utilizes actuarial methods to calculate pension and other postretirement benefit obligations and the related net periodic benefit cost which are based on actuarial assumptions. Key assumptions, the discount rates and the expected long-term rate of return on plan assets, are important elements of the plans’ expense and liability measurement and we evaluate these key assumptions annually. Other assumptions include demographic factors, such as mortality, retirement age and turnover. The actuarial assumptions used by the Company may differ materially from actual results due to various factors, including, but not limited to, changing economic and market conditions. Differences between actual and expected occurrences could significantly impact the actual amount of net periodic benefit cost and the benefit obligation recorded by the Company. Material changes in the costs of the plans may occur in the future due to changes in these assumptions, changes in the number of the plan participants, changes in the level of benefits provided, changes in asset levels and changes in legislation. Our assumptions reflect our historical experience and our best estimate regarding future expectations.
Accumulated and projected benefit obligations reflect the present value of future cash payments for benefits. We use the Willis Towers Watson U.S. Rate Link: 40-90 Discount Rate Model (which is developed by examining the yields on selected highly rated corporate bonds) to discount these benefit payments on a plan by plan basis, to select a rate at which we believe each plan’s benefits could be effectively settled. Additionally, the Company measures service and interest costs by applying the specific spot rates along that yield curve to the plans’ liability cash flows (“Spot Rate Approach”). The Company believes the Spot Rate Approach provides a more accurate measurement of service and interest costs by improving the correlation between projected benefit cash flows and their corresponding spot rates on the yield curve.
Lower discount rates increase the present value of benefit obligations and will usually increase the subsequent year’s net periodic benefit cost. The weighted-average discount rates used to determine benefit obligations as of June 30, 2020 for the Company’s Pension Plans and Postretirement Plan were 3.21% and 2.09%, respectively. A 25 basis point decrease in each of these assumed discount rates would increase the projected benefit obligations for the Company’s Pension Plans and Postretirement Plan at June 30, 2020 by $5,560 and $60, respectively. The weighted-average discount rates used to determine service cost, interest cost and the projected benefit obligation components of net periodic benefit cost were 3.78%, 3.21% and 3.58%, respectively, for the year ended June 30, 2020 for the Company’s Pension Plans. The weighted-average discount rates used to determine service cost, interest cost and the projected benefit obligation components of net periodic benefit cost were 3.45%, 2.84% and 3.18%, respectively, for the year ended June 30, 2020 for the Company’s Postretirement Plan. A 25 basis point decrease in these assumed discount rates would increase the total net periodic benefit cost for the Company’s Pension Plans by $70 and decrease net periodic benefit cost for Postretirement Plan by $6 for the year ended June 30, 2020.
The expected long-term return on plan assets is based on a periodic review and modeling of the plans’ asset allocation structures over a long-term horizon. Expectations of returns for each asset class are the most important of the assumptions used in the review and modeling, and are based on comprehensive reviews of historical data, forward-looking economic outlook, and economic/financial market theory. The expected long-term rate of return was selected from within the reasonable range of rates determined by (a) historical real returns, net of inflation, for the asset classes covered by the investment policy, and (b) projections of inflation over the long-term period during which benefits are payable to plan participants. The expected long-term rate of return on plan assets for the Company’s funded pension plans was 5.28% for the year ended June 30, 2020.
Performance of the capital markets affects the value of assets that are held in trust to satisfy future obligations under the Company’s funded plans. Adverse market performance in the future could result in lower rates of return for these assets than projected by the Company which could increase the Company’s funding requirements related to these plans, as well as negatively affect the Company’s operating results by increasing the net periodic benefit cost. A 25 basis point decrease in the long-term return on pension plan assets assumption would increase net periodic pension benefit cost by $330 for the year ended June 30, 2020.
Another important assumption for our Postretirement Plan is healthcare cost trend rates. We developed our estimate of the healthcare cost trend rates through examination of the Company’s claims experience and the results of recent healthcare trend surveys.
Assumptions for healthcare cost trend rates used to determine the net periodic benefit cost and benefit obligation for our Postretirement Plan as of and for the year ended June 30, 2020 are as follows:

	Net Periodic Benefit Cost	Benefit Obligation
Healthcare cost trend rate assumed for next year	6.75%	6.50%
Rate to which the cost trend rate is assumed to decline (the ultimate trend rate)	5.00%	5.00%
Year that the rate reaches the ultimate trend rate	2027	2027
A one percentage point change in assumed healthcare cost trend rates would have the following effects on the net periodic postretirement benefit cost and benefit obligation for our postretirement plan as of and for the year ended June 30, 2020:

	Increase (Decrease) on Total of Service and Interest Cost Components	Increase (Decrease) on Benefit Obligation
One percentage point increase	$15	$268
One percentage point decrease	(13)	(245)
GAAP includes mechanisms that serve to limit the volatility in the Company’s earnings that otherwise would result from recording changes in the value of plan assets and benefit obligations in our consolidated and combined financial statements in the periods in which those changes occur. For example, while the expected long-term rate of return on the plans’ assets should, over time, approximate the actual long-term returns, differences between the expected and actual returns could occur in any given year. These differences contribute to the deferred actuarial gains or losses, which are then amortized over time.
See Note 14 to the consolidated and combined financial statements included in Item 8 of this Annual Report on Form 10-K for more information on our pension plans and other postretirement benefit plan.

Item 7A. Quantitative and Qualitative Disclosures About Market Risk
There were no material changes to the disclosures regarding market risks in connection with our pension and postretirement plans, interest rate risk exposure, and foreign currency exchange rate risk exposure. For sensitivity analysis and other information regarding market risks we face in connection with our Pension Plans and Postretirement Plan, see “Item 7 Management’s Discussion and Analysis of Financial Condition and Results of Operations — Recently Issued Accounting Pronouncements and Critical Accounting Policies — Critical Accounting Policies — Defined Benefit Pension Plans and Other Postretirement Benefit Plan,” which information is incorporated by reference herein.
Potential Interest Rate Risk Exposure:
The Company, through the consolidation of Tao Group Hospitality, has potential interest rate risk exposure related to borrowings incurred under the Tao Senior Secured Credit Facilities. Changes in interest rates may increase interest expense payments with respect to any borrowings incurred under the Tao Senior Secured Credit Facilities.
Borrowings under the Tao Senior Secured Credit Facilities incur interest, depending on TAOG’s election, at a floating rate based upon LIBOR, the U.S. Federal Funds Rate or the U.S. Prime Rate, plus, in each case, an additional spread which is dependent upon the total leverage ratio at the time. Accordingly, the Tao Senior Secured Credit Facilities are subject to interest rate risk with respect to the tenor of any borrowings incurred. See Note 13 to the consolidated and combined financial statements included in Item 8 of this Annual Report on Form 10-K for more information on the Tao Credit Facilities For the year ended June 30, 2020, the interest rate on the Tao Senior Secured Credit Facilities ranged from 4.91% to 3.25% and it was approximately 3.25% as of June 30, 2020. The effect of a hypothetical 166 basis point increase in floating interest rate prevailing as of June 30, 2020 and continuing for a full year would increase interest expense of the amount outstanding on the Tao Senior Secured Credit Facilities by approximately $560.
Foreign Currency Exchange Rate Exposure:
The Company is exposed to market risk resulting from foreign currency fluctuations, primarily to the British pound sterling through our net investment position initiated with our acquisition of land in London in the second quarter of Fiscal Year 2018 for future MSG Sphere development and through cash and invested funds which will be deployed in the construction of our London venue. We may evaluate and decide, to the extent reasonable and practical, to reduce the translation risk of foreign currency fluctuations by entering into foreign currency forward exchange contracts with financial institutions. If we were to enter into such hedging transactions, the market risk resulting from foreign currency fluctuations is unlikely to be entirely eliminated. We do not plan to enter into derivative financial instrument transactions for foreign currency speculative purposes. During the year ended June 30, 2020, the GBP/USD exchange rate ranged from 1.3357 to 1.1491 as compared to GBP/USD exchange rate of 1.2403 as of June 30, 2020, a fluctuation of approximately 9-10%. As of June 30, 2020, a uniform hypothetical 10% fluctuation in the GBP/USD exchange rate would have resulted in a change of approximately $27,992 in the Company’s net asset value.
Item 8. Financial Statements and Supplementary Data
The Financial Statements required by this Item 8 appear beginning on page F-1 of this Annual Report on Form 10-K, and are incorporated by reference herein.
Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure
None.
Item 9A. Controls and Procedures
Evaluation of Disclosure Controls and Procedures
An evaluation was carried out under the supervision and with the participation of the Company’s management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of the end of the period covered by this report. Based upon that evaluation, the Company’s Chief Executive Officer and Chief Financial Officer concluded that as of June 30, 2020 the Company’s disclosure controls and procedures were effective.
Management’s Report on Internal Control over Financial Reporting
Management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Rule 13a-15(f) under the Exchange Act. The Company’s internal control over financial reporting includes those policies and procedures that (i) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the Company; (ii) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the Company are being made only in accordance with authorizations of management and directors of the Company; and (iii) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the Company’s assets that could have a material effect on the financial statements.
Internal control over financial reporting is designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements prepared for external purposes in accordance with generally accepted accounting principles. Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.
Under the supervision and with the participation of management, including the Company’s Chief Executive Officer and Chief Financial Officer, we conducted an evaluation of the effectiveness of our internal control over financial reporting based on the framework in Internal Control — Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on the results of this evaluation, our management concluded that our internal control over financial reporting was effective as of June 30, 2020.
Changes in Internal Control over Financial Reporting
There were no changes in the Company’s internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the fiscal quarter ended June 30, 2020 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.
Item 9B. Other Information
None.

PART III
Item 10. Directors, Executive Officers and Corporate Governance
Information relating to our directors, executive officers and corporate governance will be included in the proxy statement for the 2020 annual meeting of the Company’s stockholders, which is expected to be filed within 120 days of our fiscal year end, and is incorporated herein by reference.
Item 11. Executive Compensation
Information relating to executive compensation will be included in the proxy statement for the 2020 annual meeting of the Company’s stockholders, which is expected to be filed within 120 days of our fiscal year end, and is incorporated herein by reference.
Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters
Information relating to the beneficial ownership of our common stock will be included in the proxy statement for the 2020 annual meeting of the Company’s stockholders, which is expected to be filed within 120 days of our fiscal year end, and is incorporated herein by reference.
Item 13. Certain Relationships and Related Transactions, and Director Independence
Information relating to certain relationships and related transactions and director independence will be included in the proxy statement for the 2020 annual meeting of the Company’s stockholders, which is expected to be filed within 120 days of our fiscal year end, and is incorporated herein by reference.
Item 14. Principal Accountant Fees and Services
Information relating to principal accountant fees and services will be included in the proxy statement for the 2020 annual meeting of the Company’s stockholders, which is expected to be filed within 120 days of our fiscal year end, and is incorporated herein by reference.

PART IV
Item 15. Exhibits and Financial Statement Schedules

Page No.
The following documents are filed as part of this report:

1.	The financial statements as indicated in the index set forth on page	F- 1

2.	Financial statement schedule:
Schedule supporting consolidated and combined financial statements:
	Schedule II — Valuation and Qualifying Accounts	81
Schedules other than that listed above have been omitted, since they are either not applicable, not required or the information is included elsewhere herein.

3.	Exhibits:
The following documents are filed as exhibits hereto:

EXHIBIT NO.	DESCRIPTION
2.1
Distribution Agreement, dated as of March 31, 2020, between Madison Square Garden Sports Corp. (formerly The Madison Square Garden Company) and Madison Square Garden Entertainment Corp. (formerly MSG Entertainment Spinco, Inc.) (incorporated by reference to Exhibit 2.1 to Amendment No. 3 to the Company’s Registration Statement on Form 10 filed on April 1, 2020).

2.2
Contribution Agreement, dated as of March 31, 2020, among Madison Square Garden Sports Corp. (formerly The Madison Square Garden Company), MSG Entertainment Group, LLC (formerly MSG Sports & Entertainment, LLC) and Madison Square Garden Entertainment Corp. (formerly MSG Entertainment Spinco, Inc.) (incorporated by reference to Exhibit 2.2 to Amendment No. 3 to the Company’s Registration Statement on Form 10 filed on April 1, 2020).

3.1
Amended and Restated Certificate of Incorporation of Madison Square Garden Entertainment Corp. (formerly MSG Entertainment Spinco, Inc.) (incorporated by reference to Exhibit 3.1 to the Company’s Current Report on Form 8-K filed on April 23, 2020).

3.2
Amended By-Laws of Madison Square Garden Entertainment Corp. (formerly MSG Entertainment Spinco, Inc.) (incorporated by reference to Exhibit 3.2 to the Company’s Current Report on Form 8-K filed on April 23, 2020).

4.1
Registration Rights Agreement, dated as of April 3, 2020, by and among Madison Square Garden Entertainment Corp. (formerly MSG Entertainment Spinco, Inc.) and The Charles F. Dolan Children Trusts (incorporated by reference to Exhibit 4.1 to the Company’s Current Report on Form 8-K filed on April 23, 2020).

4.2
Registration Rights Agreement, dated as of April 3, 2020, by and among Madison Square Garden Entertainment Corp. (formerly MSG Entertainment Spinco, Inc.) and The Dolan Family Affiliates (incorporated by reference to Exhibit 4.2 to the Company’s Current Report on Form 8-K filed on April 23, 2020).

10.1
Transition Services Agreement, dated as of March 31, 2020, between MSG Entertainment Group, LLC (formerly MSG Sports & Entertainment, LLC) and MSG Sports, LLC (incorporated by reference to Exhibit 10.1 to Amendment No. 3 to the Company’s Registration Statement on Form 10 filed on April 1, 2020).

10.2
Tax Disaffiliation Agreement, dated as of March 31, 2020, between Madison Square Garden Sports Corp. (formerly The Madison Square Garden Company) and Madison Square Garden Entertainment Corp. (formerly MSG Entertainment Spinco, Inc.) (incorporated by reference to Exhibit 10.2 to Amendment No. 3 to the Company’s Registration Statement on Form 10 filed on April 1, 2020).

10.3
Employee Matters Agreement, dated as of March 31, 2020, between Madison Square Garden Sports Corp. (formerly The Madison Square Garden Company) and Madison Square Garden Entertainment Corp. (formerly MSG Entertainment Spinco, Inc.) (incorporated by reference to Exhibit 10.3 to Amendment No. 3 to the Company’s Registration Statement on Form 10 filed on April 1, 2020).

10.4	Madison Square Garden Entertainment Corp. 2020 Employee Stock Plan. †
10.5	Madison Square Garden Entertainment Corp. 2020 Stock Plan for Non-Employee Directors. †
10.6
Standstill Agreement, dated as of April 3, 2020, between Madison Square Garden Entertainment Corp. (formerly MSG Entertainment Spinco, Inc.) and the Dolan Family Group (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on April 23, 2020).

EXHIBIT NO.	DESCRIPTION
10.7
Form of Indemnification Agreement between Madison Square Garden Entertainment Corp. (formerly MSG Entertainment Spinco, Inc.) and its Directors and Officers (incorporated by reference to Exhibit 10.9 to the Company’s Registration Statement on Form 10 filed on March 6, 2020).

10.8
Form of Madison Square Garden Entertainment Corp. Non-Employee Director Award Agreement (incorporated by reference to Exhibit 10.10 to Amendment No. 1 to the Company’s Registration Statement on Form 10 filed on March 18, 2020). †

10.9
Form of Madison Square Garden Entertainment Corp. Restricted Stock Units Agreement (incorporated by reference to Exhibit 10.11 to Amendment No. 1 to the Company’s Registration Statement on Form 10 filed on March 18, 2020). †

10.10
Form of Madison Square Garden Entertainment Corp. Performance Restricted Stock Units Agreement (incorporated by reference to Exhibit 10.12 to Amendment No. 1 to the Company’s Registration Statement on Form 10 filed on March 18, 2020). †

10.11
Form of Madison Square Garden Entertainment Corp. Option Agreement (incorporated by reference to Exhibit 10.13 to Amendment No. 1 to the Company’s Registration Statement on Form 10 filed on March 18, 2020). †

10.12
Form of Madison Square Garden Entertainment Corp. Performance Option Agreement (incorporated by reference to Exhibit 10.14 to Amendment No. 1 to the Company’s Registration Statement on Form 10 filed on March 18, 2020). †

10.13
Form of Madison Square Garden Entertainment Corp. Restricted Stock Units Agreement in respect of Madison Square Garden Sports Corp. Restricted Stock Units (incorporated by reference to Exhibit 10.15 to the Company’s Registration Statement on Form 10 filed on March 6, 2020). †

10.14
Form of Madison Square Garden Entertainment Corp. Option Agreement in respect of Madison Square Garden Sports Corp. Options (incorporated by reference to Exhibit 10.16 to the Company’s Registration Statement on Form 10 filed on March 6, 2020). †

10.15
Form of Madison Square Garden Entertainment Corp. Performance Restricted Stock Units in respect of Madison Square Garden Sports Corp. Performance Restricted Stock Units (incorporated by reference to Exhibit 10.17 to the Company’s Registration Statement on Form 10 filed on March 6, 2020). †

10.16
Employment Agreement, dated as of March 31, 2020, between Madison Square Garden Entertainment Corp. (formerly MSG Entertainment Spinco, Inc.) and James L. Dolan (incorporated by reference to Exhibit 10.47 to Amendment No. 3 to the Company’s Registration Statement on Form 10 filed on April 1, 2020). †

10.17
Employment Agreement, dated as of March 31, 2020, between Madison Square Garden Entertainment Corp. (formerly MSG Entertainment Spinco, Inc). and Andrew Lustgarten (incorporated by reference to Exhibit 10.48 to Amendment No. 3 to the Company’s Registration Statement on Form 10 filed on April 1, 2020). †

10.18
Employment Agreement, dated as of April 17, 2020, between Madison Square Garden Entertainment Corp. and Mark H. FitzPatrick (incorporated by reference to Exhibit 10.4 to the Company’s Current Report on Form 8-K filed on April 23, 2020). †

10.19
Employment Agreement, dated as of June 26, 2020, between Madison Square Garden Entertainment Corp. and Scott S. Packman (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on June 29, 2020). †

10.20
Employment Agreement, dated as of October 25, 2018, between Madison Square Garden Entertainment Sports Corp. (formerly The Madison Square Garden Company) and Philip D’Ambrosio, as assigned to Madison Square Garden Entertainment Corp. (formerly MSG Entertainment Spinco, Inc.) (incorporated by reference to Exhibit 10.49 to the Company’s Registration Statement on Form 10 filed on March 6, 2020). †

10.21
Employment Agreement, dated as of January 23, 2020, between Madison Square Garden Entertainment Sports Corp. (formerly The Madison Square Garden Company) and Joseph Yospe, as assigned to MSG Entertainment Spinco, Inc. (incorporated by reference to Exhibit 10.50 to the Company’s Registration Statement on Form 10 filed on March 6, 2020). †

10.22
Amendment to Employment Agreement, dated as of March 31, 2020, between Madison Square Garden Entertainment Sports Corp. (formerly The Madison Square Garden Company) and Joseph Yospe, as assigned to Madison Square Garden Entertainment Corp. (formerly MSG Entertainment Spinco, Inc.) (incorporated by reference to Exhibit 10.51 to Amendment No. 3 to the Company’s Registration Statement on Form 10 filed on April 1, 2020). †

10.23
Construction Agreement, dated as of May 31, 2019, by and between MSG Las Vegas, LLC and Hunt Construction Group Inc. (incorporated by reference to Exhibit 10.18 to Amendment No. 1 to the Company’s Registration Statement on Form 10 filed on March 18, 2020). +

EXHIBIT NO.	DESCRIPTION
10.24
Ground Lease Agreement, dated July 16, 2018, by and among Sands Arena Landlord LLC, Venetian Casino Resort, LLC, MSG Las Vegas, LLC, and MSG Entertainment Group, LLC (formerly MSG Sports & Entertainment, LLC) (incorporated by reference to Exhibit 10.19 to Amendment No. 1 to the Company’s Registration Statement on Form 10 filed on March 18, 2020). +

10.25
First Amendment to Ground Lease, dated November 14, 2018, by and among Sands Arena Landlord LLC, Venetian Casino Resort, LLC, MSG Las Vegas, LLC, and MSG Entertainment Group, LLC (formerly MSG Sports & Entertainment, LLC) (incorporated by reference to Exhibit 10.20 to Amendment No. 1 to the Company’s Registration Statement on Form 10 filed on March 18, 2020).

10.26
Lease Agreement, between RCPI Trust and Radio City Productions LLC, relating to Radio City Music Hall, dated December 4, 1997 (incorporated by reference to Exhibit 10.21 to Amendment No. 1 to the Company’s Registration Statement on Form 10 filed on March 18, 2020). +

10.27
First Amendment to Lease Agreement, dated December 4, 1997, between RCPI Trust and Radio City Productions LLC, dated February 19, 1999 (incorporated by reference to Exhibit 10.22 to Amendment No. 1 to the Company’s Registration Statement on Form 10 filed on March 18, 2020).

10.28
Second Amendment to Lease Agreement, dated December 4, 1997, between RCPI Landmark Properties, L.L.C. and Radio City Productions LLC, dated November 6, 2002 (incorporated by reference to Exhibit 10.23 to Amendment No. 1 to the Company’s Registration Statement on Form 10 filed on March 18, 2020). +

10.29
Third Amendment to Lease Agreement, dated December 4, 1997, between RCPI Landmark Properties, L.L.C. and Radio City Productions LLC, dated August 14, 2008 (incorporated by reference to Exhibit 10.24 to Amendment No. 1 to the Company’s Registration Statement on Form 10 filed on March 18, 2020). +

10.30
Fourth Amendment to Lease Agreement, dated December 4, 1997, between RCPI Landmark Properties, L.L.C. and Radio City Productions LLC, dated January 24, 2011 (incorporated by reference to Exhibit 10.25 to Amendment No. 1 to the Company’s Registration Statement on Form 10 filed on March 18, 2020). +

10.31
Guaranty of Lease, dated September 28, 2015, between MSG Entertainment Group, LLC (formerly MSG Sports  & Entertainment, LLC) and RCPI Landmark Properties, L.L.C. (incorporated by reference to Exhibit 10.26 to Amendment No. 1 to the Company’s Registration Statement on Form 10 filed on March 18, 2020) +

10.32
Summary of Office Space Arrangement, between MSG Entertainment Group, LLC (formerly MSG Sports & Entertainment, LLC) and the Knickerbocker Group LLC (incorporated by reference to Exhibit 10.27 to Amendment No. 1 to the Company’s Registration Statement on Form 10 filed on March 18, 2020).

10.33
Aircraft Support Services Agreement, effective July 1, 2018, between MSG Entertainment Group, LLC (formerly MSG Sports  & Entertainment, LLC) and JDSS (for the G450) (incorporated by reference to Exhibit 10.28 to Amendment No. 1 to the Company’s Registration Statement on Form 10 filed on March 18, 2020).

10.34
Aircraft Support Services Agreement, dated December 17, 2018, between MSG Entertainment Group, LLC (formerly MSG Sports & Entertainment, LLC) and the Dolan Family Members (for the DFO G550) (incorporated by reference to Exhibit 10.33 to Amendment No. 1 to the Company’s Registration Statement on Form 10 filed on March 18, 2020).

10.35
Flight Crew Services Agreement, dated May 6, 2019, between DFO and MSG Entertainment Group, LLC (formerly MSG Sports  & Entertainment, LLC) (for the Challenger) (incorporated by reference to Exhibit 10.35 to Amendment No. 1 to the Company’s Registration Statement on Form 10 filed on March 18, 2020.

10.36
Dry Lease Agreement, dated December 17, 2018, between Sterling2K LLC and MSG Entertainment Group, LLC (formerly MSG Sports  & Entertainment, LLC) (for the DFO G550) (incorporated by reference to Exhibit 10.31 to Amendment No. 1 to the Company’s Registration Statement on Form 10 filed on March 18, 2020).

10.37
Dry Lease Agreement, effective July 1, 2018, between Quart 2C, LLC and MSG Entertainment Group, LLC (formerly MSG Sports  & Entertainment, LLC) (for the G450) (incorporated by reference to Exhibit 10.32 to Amendment No. 1 to the Company’s Registration Statement on Form 10 filed on March 18, 2020).

10.38
Dry Lease Agreement, dated May 6, 2019, between Brighid Air, LLC and MSG Entertainment Group, LLC (formerly MSG Sports & Entertainment, LLC) (for the Challenger) (incorporated by reference to Exhibit 10.34 to Amendment No. 1 to the Company’s Registration Statement on Form 10 filed on March 18, 2020).

EXHIBIT NO.	DESCRIPTION
10.39
Time Sharing Agreement, effective July 1, 2018, between MSG Entertainment Group, LLC (formerly MSG Sports  & Entertainment, LLC) and Charles F. Dolan (for the G550) (incorporated by reference to Exhibit 10.29 to Amendment No. 1 to the Company’s Registration Statement on Form 10 filed on March 18, 2020).

10.40
Time Sharing Agreement, effective July 1, 2018, between MSG Entertainment Group, LLC (formerly MSG Sports  & Entertainment, LLC) and Quart 2C, LLC (for the G550) (incorporated by reference to Exhibit 10.30 to Amendment No. 1 to the Company’s Registration Statement on Form 10 filed on March 18, 2020).

10.41
Time Sharing Agreement, dated May 6, 2019, between MSG Entertainment Group, LLC (formerly MSG Sports  & Entertainment, LLC) and Andrew Lustgarten (for the Challenger) (incorporated by reference to Exhibit 10.36 to Amendment No. 1 to the Company’s Registration Statement on Form 10 filed on March 18, 2020.

10.42
Time Sharing Agreement, dated December 15, 2017, between MSG Entertainment Group, LLC (formerly MSG Sports  & Entertainment, LLC) and Andrew Lustgarten (for the G450) (incorporated by reference to Exhibit 10.37 to Amendment No. 1 to the Company’s Registration Statement on Form 10 filed on March 18, 2020.

10.43
Time Sharing Agreement, dated December 15, 2017, between MSG Entertainment Group, LLC (formerly MSG Sports  & Entertainment, LLC) and Andrew Lustgarten (for the G550) (incorporated by reference to Exhibit 10.38 to Amendment No. 1 to the Company’s Registration Statement on Form 10 filed on March 18, 2020.

10.44
Time Sharing Agreement, dated December 17, 2018, between MSG Entertainment Group, LLC (formerly MSG Sports  & Entertainment, LLC) and Andrew Lustgarten (for the DFO G550) (incorporated by reference to Exhibit 10.39 to Amendment No. 1 to the Company’s Registration Statement on Form 10 filed on March 18, 2020.

10.45	Time Sharing Agreement, dated as of April 15, 2020, between MSG Entertainment Group, LLC and MSG Sports, LLC (for the G450).
10.46	Time Sharing Agreement, dated as of April 15, 2020, between MSG Entertainment Group, LLC and MSG Sports, LLC (for the G550).
10.47
Transaction Agreement, dated as of January  31, 2017, between MSG TG, LLC, TG Merger Sub, LLC, TG Rollover Holdco LLC, TAO Group Holdings LLC, TAO Group Intermediate Holdings LLC, TAO Group Operating LLC, TAO Group Management LLC, TG Member Representative LLC, certain other parties thereto, and solely with respect to specific provisions MSG Entertainment Holdings, LLC and Madison Square Garden Sports Corp. (formerly The Madison Square Garden Company) (incorporated by reference to Exhibit 10.41 to Amendment No. 1 to the Company’s Registration Statement on Form 10 filed on March 18, 2020).

10.48
Second Amended and Restated Limited Liability Company Agreement of TAO Group Holdings LLC, dated as of January 31, 2017) (incorporated by reference to Exhibit 10.42 to Amendment No. 1 to the Company’s Registration Statement on Form 10 filed on March 18, 2020).

10.49
Amendment No.  1 to Second Amended and Restated Limited Liability Company Agreement of TAO Group Holdings LLC, dated as of May 23, 2019 (incorporated by reference to Exhibit 10.43 to Amendment No. 1 to the Company’s Registration Statement on Form 10 filed on March 18, 2020).

10.50
Credit Agreement, dated as of May  23, 2019, among TAO Group Operating LLC, TAO Group Intermediate Holdings LLC, the various lenders thereto, and JPMorgan Chase Bank, N.A., as administrative agent (incorporated by reference to Exhibit 10.44 to Amendment No. 1 to the Company’s Registration Statement on Form 10 filed on March 18, 2020).

10.51
Amendment No. 1 to Credit Agreement, dated as of August 6, 2020, among Tao Group Operating LLC, Tao Group Intermediate Holdings LLC, the various lenders thereto, and JPMorgan Chase Bank, N.A., as administrative agent (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on August 7, 2020).

10.52
Credit Agreement, dated as of May 23, 2019, as amended by Amendment No. 1 thereto, dated as of August 6, 2020, among Tao Group Operating LLC, Tao Group Intermediate Holdings LLC, the various lenders thereto, and JPMorgan Chase Bank, N.A., as administrative agent (incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K filed on August 7, 2020).

10.53
Guarantee and Reserve Account Agreement, dated as of August 6, 2020, by MSG Entertainment Group, LLC, in favor of JPMorgan Chase Bank, N.A., as collateral agent (incorporated by reference to Exhibit 10.3 to the Company’s Current Report on Form 8-K filed on August 7, 2020).

10.54
Security Agreement, dated as of May  23, 2019, among TAO Group Operating LLC, TAO Group Intermediate Holdings LLC, certain subsidiaries of TAO Group Intermediate Holdings LLC and JPMorgan Chase Bank, N.A., as administrative and collateral agent (incorporated by reference to Exhibit 10.45 to Amendment No. 1 to the Company’s Registration Statement on Form 10 filed on March 18, 2020).

EXHIBIT NO.	DESCRIPTION
10.55	Arena License Agreement, dated as of April 15, 2020, between MSG Arena, LLC and New York Knicks, LLC. +
10.56	Arena License Agreement, dated as of April 15, 2020, between MSG Arena, LLC and New York Rangers, LLC. +
10.57	Sponsorship Sales and Representation Agreement, dated as of April 15, 2020, between Rangers, LLC and MSG Entertainment Group, LLC. +
10.58	Sponsorship Sales and Representation Agreement, dated as of April 15, 2020, between Knicks, LLC and MSG Entertainment Group, LLC. +
10.59
NBA Transaction Agreement, dated as of April 15, 2020, among Madison Square Garden Sports Corp. (formerly The Madison Square Garden Company), Madison Square Garden Entertainment Corp. (formerly MSG Entertainment Spinco, Inc.) and certain other parties thereto.

10.60
NHL Transaction Agreement, dated as of April 15, 2020, among Madison Square Garden Sports Corp. (formerly The Madison Square Garden Company), Madison Square Garden Entertainment Corp. (formerly MSG Entertainment Spinco, Inc.) and certain other parties thereto.

10.61
Membership Interest Purchase Agreement, dated as of March 24, 2020, by and among CAPSS LLC, Polpat LLC, MSG National Properties, LLC, MSG Entertainment Group, LLC (formerly MSG Sports & Entertainment, LLC) and MSG Forum, LLC (incorporated by reference to Exhibit 10.54 to Amendment No. 2 to the Company’s Registration Statement on Form 10 filed on March 26, 2020).

10.62
Delayed Draw Term Loan Credit Agreement, dated April 17, 2020, between MSG NYK Holdings, LLC and MSG Entertainment Group, LLC (incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K filed on April 23, 2020).

10.63
Delayed Draw Term Loan Credit Agreement, dated April 17, 2020, between MSG NYR Holdings, LLC and MSG Entertainment Group, LLC (incorporated by reference to Exhibit 10.3 to the Company’s Current Report on Form 8-K filed on April 23, 2020).

18.1	Preferability Letter from KPMG LLP. dated August 28, 2020.
21.1	Subsidiaries of the Registrant.
23.1	Consent of KPMG LLP.
24.1	Powers of Attorney (included on the signature page to this Annual Report on Form 10-K).
31.1	Certification by the Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	Certification by the Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1	Certification by the Chief Executive Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2	Certification by the Chief Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101.INS	XBRL Instance Document — the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.
101.SCH	XBRL Taxonomy Extension Schema.
101.CAL	XBRL Taxonomy Extension Calculation Linkbase.
101.DEF	XBRL Taxonomy Extension Definition Linkbase.
101.LAB	XBRL Taxonomy Extension Label Linkbase.
101.PRE	XBRL Taxonomy Extension Presentation Linkbase.
104	The cover page form the Company’s Annual Report on Form 10-K for the year ended June 30, 2020 formatted in Inline XBRL and contained in Exhibit 101.
_________________

†	This exhibit is a management contract or a compensatory plan or arrangement.

+
Certain confidential information - identified by bracketed asterisks “[*****]” - has been omitted from this exhibit pursuant to Item 601(b)(10) of Regulation S-K because it is both (i) not material and (ii) would be competitively harmful to the Registrant if publicly disclosed.

Item 16. Form 10-K Summary
The Company has elected not to provide summary information.

MADISON SQUARE GARDEN ENTERTAINMENT CORP.
SCHEDULE II
VALUATION AND QUALIFYING ACCOUNTS
(in thousands)

		(Additions) / Deductions
	Balance at Beginning of Period	Charged to Costs and Expenses		Charged to Other Accounts		Deductions	Balance at End of Period
Year ended June 30, 2020
Allowance for doubtful accounts	$(1,814)	$(9,945)		$—		$2,624	$(9,135)
Deferred tax valuation allowance	(117,679)	13,352		69,681	(a)	—	(34,646)
	$(119,493)	$3,407		$69,681		$2,624	$(43,781)

Year ended June 30, 2019
Allowance for doubtful accounts	$(777)	$(1,456)		$—		$419	$(1,814)
Deferred tax valuation allowance	(131,104)	(375)		13,800		—	(117,679)
	$(131,881)	$(1,831)		$13,800		$419	$(119,493)

Year ended June 30, 2018
Allowance for doubtful accounts	$(587)	$(561)		$—		$371	$(777)
Deferred tax valuation allowance	(190,125)	58,212	(b)	809		—	(131,104)
	$(190,712)	$57,651		$809		$371	$(131,881)
_________________

(a)
Prior to the Entertainment Distribution, the Company’s collection for ticket sales, sponsorships and suite rentals in advance were recorded as deferred revenue and were recognized as revenues when earned for both accounting and tax purposes. The tax recognition on most of these deferred revenues was accelerated to the date of the Entertainment Distribution and is the responsibility of MSG Sports. The Company will not reimburse MSG Sports for such taxes. At the time of the Entertainment Distribution, the Company recorded a deferred tax asset of $57,230 and a corresponding valuation allowance of $57,230 with regard to the deferred revenue acceleration for income tax purposes.

(b)
For the year ended June 30, 2018, the valuation allowance was revalued under provisions contained in the Tax Cuts and Jobs Act, including a reduction in the valuation allowance of $66,200 resulting from the change which provides that future federal net operating losses have an unlimited carry forward period. This reduction in the valuation allowance was partially offset by an increase of $7,495 relating to current operations.

SIGNATURES
Pursuant to the requirements of the Section 13 or 15(d) the Securities Exchange Act of 1934, as amended, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on the 28th day of August 2020.

Madison Square Garden Entertainment Corp.

By:	/s/ MARK H. FITZPATRICK
	Name:	Mark H. FitzPatrick
	Title:	Executive Vice President and Chief Financial Officer
POWER OF ATTORNEY
KNOW ALL MEN BY THESE PRESENTS, that each person whose signature appears below constitutes and appoints Andrew Lustgarten, Mark H. FitzPatrick, and Scott S. Packman, and each of them, as such person’s true and lawful attorneys-in-fact and agents, with full power of substitution and resubstitution, for such person in such person’s name, place and stead, in any and all capacities, to sign this report, and file the same, with all exhibits thereto, and other documents in connection therewith, with the Securities and Exchange Commission, granting unto said attorneys-in-fact and agents, full power and authority to do and perform each and every act and thing requisite and necessary to be done as fully to all intents and purposes as he might or could do in person, hereby ratifying and confirming all that said attorneys-in-fact and agents or any of them may lawfully do or cause to be done by virtue hereof.
Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, this report has been signed below by the following persons in the capacities and on the dates indicated.

Name	Title	Date
/s/ JAMES L. DOLAN	Executive Chairman and Chief Executive Officer (Principal Executive Officer) and Director	August 28, 2020
James L. Dolan
/s/ MARK H. FITZPATRICK	Executive Vice President and Chief Financial Officer (Principal Financial Officer)	August 28, 2020
Mark H. FitzPatrick
/s/ JOSEPH F. YOSPE	Senior Vice President, Controller and Principal Accounting Officer	August 28, 2020
Joseph F. Yospe
/s/ MARTIN BANDIER	Director	August 28, 2020
Martin Bandier
/s/ MATTHEW C. BLANK	Director	August 28, 2020
Matthew C. Blank
/s/ CHARLES F. DOLAN	Director	August 28, 2020
Charles F. Dolan
/s/ CHARLES P. DOLAN	Director	August 28, 2020
Charles P. Dolan
/s/ KRISTIN A. DOLAN	Director	August 28, 2020
Kristin A. Dolan

Name	Title	Date
/s/ MARIANNE DOLAN WEBER	Director	August 28, 2020
Marianne Dolan Weber
/s/ PAUL J. DOLAN	Director	August 28, 2020
Paul J. Dolan
/s/ QUENTIN F. DOLAN	Director	August 28, 2020
Quentin F. Dolan
/s/ RYAN T. DOLAN	Director	August 28, 2020
Ryan T. Dolan
/s/ THOMAS C. DOLAN	Director	August 28, 2020
Thomas C. Dolan
/s/ JOSEPH J. LHOTA	Director	August 28, 2020
Joseph J. Lhota
/s/ FEDERIC V. SALERNO	Director	August 28, 2020
Frederic V. Salerno
/s/ BRIAN G. SWEENEY	Director	August 28, 2020
Brian G. Sweeney
/s/ JOHN L. SKYES	Director	August 28, 2020
John L. Sykes
/s/ VINCENT TESE	Director	August 28, 2020
Vincent Tese
/s/ ISIAH L. THOMAS III	Director	August 28, 2020
Isiah L. Thomas III

INDEX TO CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS

Page
Report of Independent Registered Public Accounting Firm	F- 2
Consolidated Balance Sheet as of June 30, 2020 and Combined Balance Sheet as of June 30, 2019	F- 3
Consolidated and Combined Statement of Operations for the year ended June 30, 2020 and Combined Statements of Operations for the years ended June 30, 2019 and 2018	F- 5
Consolidated and Combined Statement of Comprehensive Income for the year ended June 30, 2020 and Combined Statements of Comprehensive Income (Loss) for the years ended June 30, 2019 and 2018	F- 6
Consolidated and Combined Statement of Cash Flows for the year ended June 30, 2020 and Combined Statements of Cash Flows for the years ended June 30, 2019 and 2018	F- 7
Consolidated and Combined Statement of Equity and Redeemable Noncontrolling Interests for the year ended June 30, 2020 and Combined Statements of Equity and Redeemable Noncontrolling Interests for the years ended June 30, 2019 and 2018
F- 9
Notes to Consolidated and Combined Financial Statements	F- 12

Report of Independent Registered Public Accounting Firm

To the Stockholders and Board of Directors
Madison Square Garden Entertainment Corp.:

Opinion on the Consolidated and Combined Financial Statements
We have audited the accompanying consolidated balance sheet of Madison Square Garden Entertainment Corp. and subsidiaries (the “Company”) as of June 30, 2020 and the combined balance sheet (the entertainment business of Madison Square Garden Sports Corp.) as of June 30, 2019, the related consolidated and combined statements of operations, comprehensive income (loss), cash flows, and equity and redeemable noncontrolling interests for the year ended June 30, 2020, and the combined statement of operations, comprehensive income (loss), cash flows, and equity and redeemable noncontrolling interests for each of the years in the two‑year period ended June 30, 2019, and the related notes and financial statement schedule II (collectively, the “consolidated and combined financial statements”). In our opinion, the consolidated and combined financial statements present fairly, in all material respects, the financial position of the Company as of June 30, 2020 and 2019, and the results of its operations and its cash flows for each of the years in the three-year period ended June 30, 2020, in conformity with U.S. generally accepted accounting principles.
Change in Accounting Principle
As described in Note 2 to the consolidated and combined financial statements, effective July 1, 2019, the Company changed its method of accounting for leases due to the adoption of ASC Topic 842, Leases, and effective July 1, 2018, the Company changed its method of accounting for revenue due to the adoption of ASC Topic 606, Revenue from Contracts with Customers.
Basis for Opinion
These consolidated and combined financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated and combined financial statements based on our audits. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (PCAOB) and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.
We conducted our audits in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the consolidated and combined financial statements are free of material misstatement, whether due to error or fraud. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. As part of our audits, we are required to obtain an understanding of internal control over financial reporting but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion.
Our audits included performing procedures to assess the risks of material misstatement of the consolidated and combined financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the consolidated and combined financial statements. Our audits also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the consolidated and combined financial statements. We believe that our audits provide a reasonable basis for our opinion.

/s/ KPMG LLP

We have served as the Company’s auditor since 2019.
New York, New York
August 28, 2020

MADISON SQUARE GARDEN ENTERTAINMENT CORP.
CONSOLIDATED AND COMBINED BALANCE SHEETS
(in thousands, except per share data)

	June 30,
	2020	2019
ASSETS
Current Assets:
Cash and cash equivalents	$906,555	$1,082,055
Restricted cash	17,749	10,010
Short-term investments	337,192	108,416
Accounts receivable, net	57,184	81,044
Net related party receivables	23,062	1,722
Prepaid expenses	62,127	24,067
Other current assets	22,633	39,430
Total current assets	1,426,502	1,346,744
Investments and loans to nonconsolidated affiliates	52,622	84,560
Property and equipment, net	1,646,115	1,349,122
Right-of-use lease assets	220,328	—
Amortizable intangible assets, net	150,426	214,391
Indefinite-lived intangible assets	63,801	65,421
Goodwill	74,309	165,558
Other assets	85,103	89,963
Total assets	$3,719,206	$3,315,759

See accompanying notes to consolidated and combined financial statements.

MADISON SQUARE GARDEN ENTERTAINMENT CORP.
CONSOLIDATED AND COMBINED BALANCE SHEETS (Continued)
(in thousands, except per share data)

	June 30,
	2020	2019
LIABILITIES, REDEEMABLE NONCONTROLLING INTERESTS AND EQUITY
Current Liabilities:
Accounts payable	$17,258	$23,974
Net related party payables, current	18,418	18,911
Current portion of long-term debt, net of deferred financing costs	5,429	6,042
Accrued liabilities:
Employee related costs	68,837	82,411
Other accrued liabilities	125,452	88,614
Operating lease liabilities, current	53,388	—
Collections due to promoters	31,879	67,212
Deferred revenue	189,308	186,883
Total current liabilities	509,969	474,047
Related party payables, noncurrent	—	172
Long-term debt, net of deferred financing costs	28,126	48,556
Operating lease liabilities, noncurrent	174,219	—
Defined benefit and other postretirement obligations	26,132	41,318
Other employee related costs	15,591	15,703
Deferred tax liabilities, net	12,450	22,973
Other liabilities	78,279	59,525
Total liabilities	844,766	662,294
Commitments and contingencies (see Note 11)
Redeemable noncontrolling interests	20,600	67,627
Madison Square Garden Entertainment Corp. Stockholders’ Equity:
Class A common stock, par value $0.01, 120,000 shares authorized; 19,493 shares outstanding as of June 30, 2020	195	—
Class B common stock, par value $0.01, 30,000 shares authorized; 4,530 shares outstanding as of June 30, 2020	45	—
Preferred stock, par value $0.01, 15,000 shares authorized; none outstanding as of June 30, 2020	—	—
Additional paid-in capital	2,751,318	—
Treasury stock, at cost, no shares as of June 30, 2020	—	—
Retained earnings	141,936	—
Madison Square Garden Sports Corp. Investment	—	2,618,971
Accumulated other comprehensive loss	(51,857)	(46,923)
Total Madison Square Garden Entertainment Corp. stockholders’ equity	2,841,637	2,572,048
Nonredeemable noncontrolling interests	12,203	13,790
Total equity	2,853,840	2,585,838
Total liabilities, redeemable noncontrolling interests and equity	$3,719,206	$3,315,759

See accompanying notes to consolidated and combined financial statements.

MADISON SQUARE GARDEN ENTERTAINMENT CORP.
CONSOLIDATED AND COMBINED STATEMENTS OF OPERATIONS
(in thousands, except per share data)

	Years Ended June 30,
	2020	2019	2018
Revenues (a)	$762,936	$1,048,909	$988,990
Operating expenses:
Direct operating expenses (b)	508,122	670,641	635,218
Selling, general and administrative expenses (c)	344,637	314,522	272,996
Depreciation and amortization	104,899	109,343	112,058
Impairment for intangibles, long-lived assets, and goodwill	105,817	—	—
Gain on disposal of assets held for sale and associated settlements	(240,783)	—	—
Operating loss	(59,756)	(45,597)	(31,282)
Other income (expense):
Earnings (loss) in equity method investments	(4,433)	7,062	(3,758)
Interest income (d)	17,993	30,163	21,348
Interest expense	(2,300)	(15,262)	(12,150)
Miscellaneous income (expense), net (e)	38,855	(6,061)	(3,101)
	50,115	15,902	2,339
Loss from operations before income taxes	(9,641)	(29,695)	(28,943)
Income tax benefit (expense)	(5,046)	(443)	30,830
Net income (loss)	(14,687)	(30,138)	1,887
Less: Net loss attributable to redeemable noncontrolling interests	(30,387)	(7,299)	(628)
Less: Net loss attributable to nonredeemable noncontrolling interests	(1,534)	(4,945)	(4,383)
Net income (loss) attributable to Madison Square Garden Entertainment Corp.’s stockholders	$17,234	$(17,894)	$6,898
Basic and diluted earnings (loss) per common share attributable to Madison Square Garden Entertainment Corp.’s stockholders (f)	$0.72	$(0.75)	$0.29
Weighted-average number of common shares outstanding:
Basic (f)	23,998	23,992	23,992
Diluted (f)	24,017	23,992	23,992
_________________

(a)	Includes revenues from related parties of $18,408, $18,259 and $16,187 for the years ended June 30, 2020, 2019 and 2018, respectively.

(b)	Includes net charges from related parties of $57,741, $94,014 and $89,656 for the years ended June 30, 2020, 2019 and 2018, respectively.

(c)	Includes net charges to related parties of $(119,389), $(119,666) and $(111,553) for the years ended June 30, 2020, 2019 and 2018, respectively.

(d)	Interest income includes interest income from nonconsolidated affiliates of $3,105 and $5,696 for the years ended June 30, 2019 and 2018, respectively.

(e)	Miscellaneous expense, net includes charges to related parties of $(178), $(451) and $(777) for the years ended June 30, 2020, 2019 and 2018, respectively.

(f)
On April 17, 2020 (the “Entertainment Distribution Date”), 23,992 shares of common stock were distributed to Madison Square Garden Sports Corp. (formerly known as The Madison Square Garden Company) stockholders as of April 13, 2020. This share amount is being utilized for the calculation of basic and diluted earnings (loss) per share for both the years ended June 30, 2019 and 2018 and for period prior to April 17, 2020 in the year ended June 30, 2020 because Madison Square Garden Entertainment Corp. was a wholly-owned subsidiary of Madison Square Garden Sports Corp. prior to the Entertainment Distribution Date.

See accompanying notes to consolidated and combined financial statements.

MADISON SQUARE GARDEN ENTERTAINMENT CORP.
CONSOLIDATED AND COMBINED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
(in thousands)

	Years Ended June 30,
	2020		2019		2018
Net income (loss)		$(14,687)		$(30,138)		$1,887
Other comprehensive income (loss), before income taxes:
Pension plans and postretirement plan:
Net unamortized losses arising during the period	$(45)		$(2,565)		$(3,415)
Amounts reclassified from accumulated other comprehensive loss:
Amortization of net actuarial loss included in net periodic benefit cost	1,342		1,286		1,319
Amortization of net prior service credit included in net periodic benefit cost	—		(7)		(37)
Settlement loss	67	1,364	52	(1,234)	87	(2,046)
Cumulative translation adjustments		(7,692)		(4,341)		(502)
Net changes related to available-for-sale securities		—		—		(12,095)
Other comprehensive income (loss), before income taxes		(6,328)		(5,575)		(14,643)
Income tax expense related to items of other comprehensive income		—		—		—
Other comprehensive loss, net of income taxes		(6,328)		(5,575)		(14,643)
Comprehensive loss		(21,015)		(35,713)		(12,756)
Less: Comprehensive loss attributable to redeemable noncontrolling interests		(30,387)		(7,299)		(628)
Less: Comprehensive loss attributable to nonredeemable noncontrolling interests		(1,534)		(4,945)		(4,383)
Comprehensive income (loss) attributable to Madison Square Garden Entertainment Corp.’s stockholders		$10,906		$(23,469)		$(7,745)

See accompanying notes to consolidated and combined financial statements.

MADISON SQUARE GARDEN ENTERTAINMENT CORP.
CONSOLIDATED AND COMBINED STATEMENTS OF CASH FLOWS
(in thousands)

	Years Ended June 30,
	2020	2019	2018
Cash flows from operating activities:
Net income (loss)	$(14,687)	$(30,138)	$1,887
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation and amortization	104,899	109,343	112,058
Impairment of intangibles, long-lived assets and goodwill	105,817	—	—
Share-based compensation expense	42,190	35,401	27,286
(Earnings) loss in equity method investments, net of income distributions	4,433	(6,312)	3,758
Benefit from deferred income taxes	(10,521)	(371)	(31,270)
Purchase accounting adjustments associated with rent-related intangibles and deferred rent	4,458	4,240	4,628
Unrealized and realized (gain) loss on equity investment with readily determinable fair value	(37,628)	3,496	—
Provision for doubtful accounts	9,945	1,456	561
Gain on sale of the Forum, excluding associated settlement	(100,288)	—	—
Loss on extinguishment of debt, including deferred financing costs	—	3,977	—
Other non-cash adjustments	3,510	(2,038)	(2,567)
Change in assets and liabilities, net of acquisitions:
Accounts receivable, net	15,392	(345)	(4,067)
Net related party receivables	(20,415)	(1,163)	2,147
Prepaid expenses and other assets	(21,816)	(11,325)	20,911
Accounts payable	(6,316)	(4,311)	5,314
Net related party payables	(181)	5,550	(3,833)
Accrued and other liabilities	51,783	2,790	(29,709)
Collections due to promoters	(35,333)	(22,301)	17,113
Deferred revenue	52	3,775	20,168
Operating lease right-of-use assets and lease liabilities	737	—	—
Net cash provided by operating activities	96,031	91,724	144,385
Cash flows from investing activities:
Capital expenditures, net of acquisitions	(452,426)	(184,002)	(187,362)
Purchase of short-term investments	(443,154)	(112,693)	—
Proceeds from maturity of short-term investment	208,204	—	—
Proceeds from sale of Forum, excluding associated settlement	210,521	—	—
Payments for acquisition of businesses, net of cash acquired	—	—	(6,107)
Proceeds from sale of equity investment	7,659	—	—
Proceeds from insurance recoveries	476	—	—
Investments and loans to nonconsolidated affiliates	(1,050)	(52,707)	(11,255)
Proceeds from sales of nonconsolidated affiliates	18,000	125,750	—
Loan repayments received from nonconsolidated affiliates	—	—	36,600
Loan repayment received from subordinated debt	58,735	4,765	—
Cash received (paid) for notes receivable	3,378	(9,176)	(1,500)
Net cash used in investing activities	(389,657)	(228,063)	(169,624)

See accompanying notes to consolidated and combined financial statements.

MADISON SQUARE GARDEN ENTERTAINMENT CORP.
CONSOLIDATED AND COMBINED STATEMENTS OF CASH FLOWS (Continued)
(in thousands)

	Years Ended June 30,
	2020	2019	2018
Cash flows from financing activities:
Net transfers from Madison Square Garden Sports Corp. and its subsidiaries	$143,950	$43,600	$16,168
Noncontrolling interest holders’ capital contributions	4,300	6,310	4,000
Distributions to noncontrolling interest holders	(4,062)	(2,186)	(4,124)
Loans from noncontrolling interest holders	—	606	—
Proceeds from loan facility	—	40,000	—
Proceeds from revolving credit facility	—	15,000	—
Repayment of revolving credit facility	(15,000)	—	—
Repayment on long-term debt	(6,250)	(109,312)	(688)
Payments for extinguishment of debt	—	(1,151)	—
Payments for financing costs	—	(1,488)	—
Net cash provided by (used in) financing activities	122,938	(8,621)	15,356
Effect of exchange rates on cash, cash equivalents and restricted cash	2,927	4,669	331
Net decrease in cash, cash equivalents and restricted cash	(167,761)	(140,291)	(9,552)
Cash, cash equivalents and restricted cash at beginning of period	1,092,065	1,232,356	1,241,908
Cash, cash equivalents and restricted cash at end of period	$924,304	$1,092,065	$1,232,356
Non-cash investing and financing activities:
Non-cash acquisitions additional noncontrolling redeemable interests	$37,715	$—	$—
Investments and loans to nonconsolidated affiliates	—	—	16
Capital expenditures incurred but not yet paid	78,508	31,938	9,337
Tenant improvement paid by landlord	195	14,528	—
Share-based compensation capitalized in property and equipment	5,051	3,946	—
Accrued earn-out liability and other contingencies	—	—	1,918

See accompanying notes to consolidated and combined financial statements.

MADISON SQUARE GARDEN ENTERTAINMENT CORP.
CONSOLIDATED AND COMBINED STATEMENTS OF EQUITY
AND REDEEMABLE NONCONTROLLING INTERESTS
(in thousands)

	Common Stock Issued	MSG Sports Corp.’s Investment	Additional Paid-In Capital	Accumulated Deficit	Accumulated Other Comprehensive Loss	Total Madison Square Garden Entertainment Corp. Stockholders’ Equity	Nonredeemable Noncontrolling Interests	Total Equity	Redeemable Noncontrolling Interests
Balance as of June 30, 2017	$—	$2,476,533	$—	$—	$(34,115)	$2,442,418	$11,698	$2,454,116	$80,630
Adoption of ASU No. 2018-02	—	(1,840)	—	—	1,840	—	—	—	—
Net income (loss)	—	6,898	—	—	—	6,898	(4,383)	2,515	(628)
Other comprehensive loss	—	—	—	—	(14,643)	(14,643)	—	(14,643)	—
Comprehensive loss	—	—	—	—	—	(7,745)	(4,383)	(12,128)	(628)
Net increase in Madison Square Garden Sports Corp. Investment	—	43,440	—	—	—	43,440	—	43,440	—
Contributions from noncontrolling interest holders	—	—	—	—	—	—	4,996	4,996	—
Distributions to noncontrolling interest holders	—	—	—	—	—	—	(806)	(806)	(3,318)
Balance as of June 30, 2018	$—	$2,525,031	$—	$—	$(46,918)	$2,478,113	$11,505	$2,489,618	$76,684

See accompanying notes to consolidated and combined financial statements.

MADISON SQUARE GARDEN ENTERTAINMENT CORP.
CONSOLIDATED AND COMBINED STATEMENTS OF EQUITY
AND REDEEMABLE NONCONTROLLING INTERESTS (Continued)
(in thousands)

	Common Stock Issued	MSG Sports Corp.’s Investment	Additional Paid-In Capital	Accumulated Deficit	Accumulated Other Comprehensive Loss	Total Madison Square Garden Entertainment Corp. Stockholders’ Equity	Nonredeemable Noncontrolling Interests	Total Equity	Redeemable Noncontrolling Interests
Balance as of June 30, 2018	$—	$2,525,031	$—	$—	$(46,918)	$2,478,113	$11,505	$2,489,618	$76,684
Adoption of ASU No. 2016-01	—	(5,570)	—	—	5,570	—	—	—	—
Adoption of ASC 606	—	33,669	—	—	—	33,669	—	33,669	—
Net loss	—	(17,894)	—	—	—	(17,894)	(4,945)	(22,839)	(7,299)
Other comprehensive loss	—	—	—	—	(5,575)	(5,575)	—	(5,575)	—
Comprehensive loss	—	—	—	—	—	(23,469)	(4,945)	(28,414)	(7,299)
Net increase in Madison Square Garden Sports Corp. Investment	—	82,947	—	—	—	82,947	—	82,947	—
Distributions to noncontrolling interest holders	—	—	—	—	—	—	(428)	(428)	(1,758)
Contribution of joint venture interests	—	—	—	—	—	—	8,446	8,446	—
Adjustments to noncontrolling interests	—	788	—	—	—	788	(788)	—	—
Balance as of June 30, 2019	$—	$2,618,971	$—	$—	$(46,923)	$2,572,048	$13,790	$2,585,838	$67,627

See accompanying notes to consolidated and combined financial statements.

MADISON SQUARE GARDEN ENTERTAINMENT CORP.
CONSOLIDATED AND COMBINED STATEMENTS OF EQUITY
AND REDEEMABLE NONCONTROLLING INTERESTS (Continued)
(in thousands)

	Common Stock Issued	MSG Sports Corp.’s Investment	Additional Paid-In Capital	Retained Earnings	Accumulated Other Comprehensive Loss	Total Madison Square Garden Entertainment Corp. Stockholders’ Equity	Nonredeemable Noncontrolling Interests	Total Equity	Redeemable Noncontrolling Interests
Balance as of June 30, 2019	$—	$2,618,971	$—	$—	$(46,923)	$2,572,048	$13,790	$2,585,838	$67,627
Net income (loss)	—	(124,702)	—	141,936	—	17,234	(1,534)	15,700	(30,387)
Other comprehensive loss	—	—	—	—	(6,328)	(6,328)	—	(6,328)	—
Comprehensive income (loss)	—	—	—	—	—	10,906	(1,534)	9,372	(30,387)
Noncontrolling interests, non-cash acquisition	—	37,715	—	—	—	37,715	—	37,715	(37,715)
Redeemable noncontrolling interest adjustment to redemption fair value	—	(16,939)	(3,647)	—	—	(20,586)	—	(20,586)	20,586
Net increase in Madison Square Garden Sports Corp. Investment	—	178,280	—	—	—	178,280	—	178,280	—
Adjustments related to the transfer of certain assets and liabilities as a result of the Entertainment Distribution	—	49,615	—	—	1,394	51,009	—	51,009	—
Conversion of Madison Square Garden Sports Corp. Investment	240	(2,742,940)	2,742,700	—	—	—	—	—	—
Share-based compensation	—	—	12,430	—	—	12,430	—	12,430	—
Tax withholding associated with shares issued for equity-based compensation	—	—	(165)	—	—	(165)	—	(165)	—
Contributions from noncontrolling interest holders	—	—	—	—	—	—	4,009	4,009	—
Distributions to noncontrolling interest holders	—	—	—	—	—	—	(4,062)	(4,062)	—
Accretion of put options	—	—	—	—	—	—	—	—	489
Balance as of June 30, 2020	$240	$—	$2,751,318	$141,936	$(51,857)	$2,841,637	$12,203	$2,853,840	$20,600
See accompanying notes to consolidated and combined financial statements.

MADISON SQUARE GARDEN ENTERTAINMENT CORP.
NOTES TO CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS
All amounts included in the following Notes to Consolidated and Combined Financial Statements are presented in thousands, except per share data or as otherwise noted.
Note 1. Description of Business and Basis of Presentation
The Entertainment Distribution
Madison Square Garden Entertainment Corp. (together with its subsidiaries, the “Company” or “MSG Entertainment”), formerly named MSG Entertainment Spinco, Inc., was incorporated on November 21, 2019 as a direct, wholly owned subsidiary of Madison Square Garden Sports Corp. (“MSG Sports” or “Former Parent”), formerly known as The Madison Square Garden Company. On March 31, 2020, MSG Sports’ board of directors approved the distribution of all the outstanding common stock of MSG Entertainment to MSG Sports’ stockholders (the “Entertainment Distribution”), which occurred on April 17, 2020 (the “Entertainment Distribution Date”). In the Entertainment Distribution, stockholders of MSG Sports received (a) one share of the Company’s Class A common stock, par value $0.01 per share (“Class A Common Stock”), for every share of MSG Sports Class A common stock, par value $0.01 per share, held of record as of the close of business, New York City time, on April 13, 2020 (the “Record Date”), and (b) one share of the Company’s Class B common stock, par value $0.01 per share (“Class B Common Stock”), for every share of MSG Sports Class B common stock, par value $0.01 per share, held of record as of the close of business, New York City time, on the Record Date.
Description of Business
The Company is a leader in live experiences comprised of iconic venues; marquee entertainment content; popular dining and nightlife offerings; and a premier music festival. Utilizing the Company’s powerful brands and live entertainment expertise, the Company delivers unique experiences that set the standard for excellence and innovation while forging deep connections with diverse and passionate audiences. The Company’s portfolio of venues includes: Madison Square Garden (“The Garden”), Hulu Theater at Madison Square Garden, Radio City Music Hall and the Beacon Theatre in New York City, and The Chicago Theatre in Chicago. For all periods presented, the Company’s venues also included the Forum in Inglewood, CA, which was sold on May 1, 2020 (see Note 2 for further details). In addition, the Company is constructing a state-of-the-art venue, MSG Sphere, in Las Vegas and plans to build a second MSG Sphere in London, pending necessary approvals. The Company also includes the original production, the Christmas Spectacular Starring the Radio City Rockettes (“Christmas Spectacular”), as well as Boston Calling Events, LLC (“BCE”), the entertainment production company that owns and operates the Boston Calling Music Festival, and Tao Group Holdings LLC (“Tao Group Hospitality”), a hospitality group with globally-recognized entertainment, dining, and nightlife brands.
The Company conducts a significant portion of its operations at venues that it either owns or operates under long-term leases. The Company owns The Garden and Hulu Theater at Madison Square Garden and The Chicago Theatre. In addition, the Company leases Radio City Music Hall and the Beacon Theatre in New York City. Additionally, Tao Group Hospitality operates various restaurants, nightlife and hospitality venues under long-term leases and management contracts in New York, Las Vegas, Los Angeles, Chicago, Australia, and Singapore.
Following the Entertainment Distribution on April 17, 2020, the Company has two segments (the Entertainment business and the Tao Group Hospitality business) as a result of certain changes in the financial information that is provided to its Chief Operating Decision Maker (“CODM”). Additionally, as part of the Entertainment Distribution, the Company has entered into various agreements with MSG Sports as detailed in Note 19.
Basis of Presentation
Subsequent to the Entertainment Distribution, the Company’s financial statements as of June 30, 2020 and for the period from April 18, 2020 to June 30, 2020 included in the fiscal year ended June 30, 2020 are presented on a consolidated basis, as the Company became a standalone public company on April 17, 2020. The Company’s combined financial statements as of June 30, 2019 and for the years ended June 30, 2019 and 2018, as well as the financial information from July 1, 2019 through April 17, 2020 that is included in the results of operations for the year ended June 30, 2020, were prepared on a standalone basis derived from the consolidated financial statements and accounting records of Former Parent and are presented as carve-out financial statements as the Company was not a standalone public company prior to the Entertainment Distribution. These combined financial statements reflect the combined historical results of operations, financial position and cash flows of Former Parent’s sports and entertainment businesses, as well as its venues and joint ventures (“combined financial statements”), in accordance with U.S. generally accepted accounting principles (“GAAP”) and Securities and Exchange Commission (“SEC”) Staff Accounting Bulletin Topic 1-B, Allocation of Expenses and Related Disclosure in Financial Statements of Subsidiaries, Divisions or Lesser Business Components of Another Entity. References to GAAP issued by the Financial Accounting Standards

MADISON SQUARE GARDEN ENTERTAINMENT CORP.
NOTES TO CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS
(Continued)

Board (“FASB”) in these footnotes are to the FASB Accounting Standards Codification, also referred to as the “Codification” or “ASC.”
Historically, separate financial statements were not prepared for the Company as it had not operated as a stand-alone business separate from MSG Sports. The combined financial statements include certain assets and liabilities that were historically held by MSG Sports or by other MSG Sports subsidiaries but were specifically identifiable or otherwise attributable to the Company. All significant intercompany transactions between MSG Sports and the Company have been included as components of MSG Sports Corp. Investment in the combined financial statements, as they were considered effectively settled upon effectiveness of the Entertainment Distribution. The combined financial statements have been reflected on a historical cost basis. As immediately prior to the Entertainment Distribution, all of the assets and liabilities presented were wholly-owned by MSG Sports and were transferred to the Company at a carry-over basis.
The financial information from July 1, 2019 through April 17, 2020 that is included in the results of operations for the year ended June 30, 2020 and the combined statements of operations for the years ended June 30, 2019 and 2018 include allocations for certain support functions that were provided on a centralized basis and not historically recorded at the business unit level by MSG Sports, such as expenses related to executive management, finance, legal, human resources, government affairs, information technology, and venue operations, among others. As part of the Entertainment Distribution, certain corporate and operational support functions were transferred to the Company and therefore, charges were reflected in order to properly burden all business units comprising MSG Sports’ historical operations. These expenses have been allocated to MSG Sports on the basis of direct usage when identifiable, with the remainder allocated on a pro-rata basis of combined revenues, headcount or other measures of the Company or MSG Sports, which are recorded as a reduction of either direct operating expenses or selling, general and administrative expense. In addition, certain of the Company’s contracts with its customers for suite license, sponsorship, and venue signage arrangements contain performance obligations that are fulfilled by both the Company and MSG Sports. Revenue sharing expenses attributable to MSG Sports have primarily been recorded on the basis of specific identification where possible, with the remainder allocated proportionately as a component of direct operating expenses within the combined statements of operations.
Management believes the assumptions underlying the combined financial statements, including the assumptions regarding allocating general corporate expenses, are reasonable. Nevertheless, the combined financial statements may not include all of the actual expenses that would have been incurred by the Company and may not reflect its combined results of operations, financial position, and cash flows had it been a stand-alone company during the periods presented. Actual costs that would have been incurred if the Company had been a stand-alone company would depend on multiple factors, including organizational structure and strategic decisions made in various areas, including information technology and infrastructure. The Company is unable to quantify the amounts that it would have recorded during the historical periods on a stand-alone basis as it is not practicable to do so. See Note 20 for more information regarding allocations of certain costs from the Company to MSG Sports.
After the Distribution, the Company has been providing certain of these services to MSG Sports through a transition services agreement (“TSA”). As part of the Entertainment Distribution, certain employees providing support functions were transferred to the Company.
MSG Sports uses a centralized approach to cash management and financing of operations. Cash is managed centrally with net earnings reinvested and working capital requirements met from existing liquid funds. The Company’s and MSG Sports’ cash was available for use and was regularly “swept” historically. Most of the cash and cash equivalents held at the corporate level by MSG Sports were attributed to the Company for each of the periods presented, and as such, cash was held in accounts legally owned by the Company. Therefore, such amounts were attributed to the combined balance sheets for each period presented. Transfers of cash both to and from MSG Sports are included as components of the MSG Sports Corp. Investment in the accompanying combined statements of divisional equity and redeemable noncontrolling interests. In connection with the Entertainment Distribution, the Company received $816,896 of cash and cash equivalents from MSG Sports.
MSG Sports’ net investment in the Company has been presented as a component of divisional equity in the combined financial statements. Distributions made by MSG Sports to the Company or to MSG Sports from the Company are recorded as transfers to and from MSG Sports, and the net amount is presented on the combined statements of cash flows as “Net transfers to/from MSG Sports and MSG Sports subsidiaries.”
As of the Entertainment Distribution date, MSG Sports’ net investment in the Company was contributed to Former Parent’s stockholders through the distribution of all the common stock of the Company. The par value of the Company’s stock was recorded as a component of common stock, with the remaining balance recorded as additional paid-in capital in the consolidated and combined balance sheet on the Entertainment Distribution Date.

MADISON SQUARE GARDEN ENTERTAINMENT CORP.
NOTES TO CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS
(Continued)

For purposes of the combined financial statements, income tax expense has been recorded as if the Company filed tax returns on a standalone basis separate from Former Parent. This separate return methodology applies to accounting guidance for income taxes in the combined financial statements as if the Company was a standalone public company for the periods prior to the Entertainment Distribution. Therefore, cash tax payments and items of current and deferred taxes may not be reflective of the Company’s actual tax balances prior to or subsequent to the Entertainment Distribution. Prior to the Entertainment Distribution, the Company's operating results were included in Former Parent’s consolidated U.S. federal and state income tax returns. Pursuant to rules promulgated by the Internal Revenue Service and various state taxing authorities, the Company expects to file its initial U.S. income tax return for the period from April 18, 2020 through June 30, 2020. The calculation of the Company’s income taxes involves considerable judgment and use of both estimates and allocations.
Reclassifications
Certain reclassifications have been made in order to conform to the current period’s presentation. The reclassifications primarily relate to the elimination of a three-month lag on reporting Tao Group Hospitality in the Company’s consolidation policy. See Note 2. Summary of Significant Accounting Policies — Business Combinations and Noncontrolling Interests and Note 22. Interim Financial Information (Unaudited) for further details.
Impact of the COVID-19 Pandemic
Our operations and operating results have been, and continue to be, materially impacted by the COVID-19 pandemic and actions taken in response by governmental authorities and certain professional sports leagues. As of the date of this Annual Report on Form 10-K, virtually all of our business operations have been suspended and Tao Group Hospitality is operating at significantly reduced capacity and demand. It is not clear when we will be permitted or able to resume normal business operations.
As a result of government mandated assembly limitations and closures, events are currently prohibited at The Garden, Hulu Theater at Madison Square Garden, Radio City Music Hall, the Beacon Theatre and The Chicago Theatre. Virtually all events at our venues have been postponed or cancelled through at least September, and will likely be impacted through the remainder of the year. We are not recognizing revenue from those events and, while events are being rescheduled into calendar year 2021, it is unclear whether and to what extent those events will take place. The 2020 Boston Calling Music Festival, which had been slated for Memorial Day weekend, was also cancelled. On August 4, 2020, the Company announced that it cancelled the 2020 production of the Christmas Spectacular.
The Company has long-term arena license agreements (the “Arena License Agreements”) with MSG Sports that require the New York Knicks (the “Knicks”) of the National Basketball Association (the “NBA”) and the New York Rangers (the “Rangers”) of the National Hockey League (the “NHL”) to continue to play their home games at The Garden.
In March, the NBA and the NHL announced that their 2019-20 seasons were suspended, and subsequently announced in June and May, respectively, plans for a return to play in the designated cities of Orlando for the NBA and Edmonton and Toronto for the NHL. With The Garden unavailable to hold events, MSG Sports made no payments under the Arena License Agreements for the period following the Entertainment Distribution through June 30, 2020.
With the onset of the pandemic, Tao Group Hospitality’s business was also materially impacted by COVID-19-related restrictions imposed by state and local officials, which included limiting restaurants and bars to take-out and delivery service only and requiring the closure of nightlife establishments. As a result of these restrictions, virtually all of Tao Group Hospitality’s venues were closed for approximately three months starting in mid-March. Some state and local restrictions have gradually been lifted in certain cities where Tao Group Hospitality operates, including Las Vegas, New York City, Chicago and Los Angeles, which now permit limited in-person dining (typically required to be outdoors) with capacity restrictions and social distancing requirements. Although certain Tao Group Hospitality restaurants have re-opened for take-out and delivery service, as well as limited outdoor dining where permitted, they are operating at significantly reduced capacity and demand, which, together with the closures imposed earlier in the year, has materially impacted business. In addition, these situations remain uncertain, making it possible that more stringent restrictions could be imposed again if cities experience an increase in COVID-19 cases. For example, in Los Angeles, indoor dining was permitted but then later prohibited by the State of California, forcing Tao Group Hospitality to close indoor dining at venues that had reopened. It is unclear how long, and to what extent, these restrictions will be in effect.
Additionally, as a result of operating disruptions due to the COVID-19 pandemic, the Company’s projected cash flows were directly impacted. These disruptions along with the deteriorating macroeconomic conditions and industry/market considerations, were considered a “triggering event” for the Tao Group Hospitality reporting unit, which required the Company

MADISON SQUARE GARDEN ENTERTAINMENT CORP.
NOTES TO CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS
(Continued)

to assess the carrying value of Tao Group Hospitality’s intangible assets, long-lived assets and goodwill, in that order in accordance with ASC Subtopic 350-30, for impairment. Based on this evaluation, the Company recorded a non-cash goodwill impairment charge of $88,583 during the year ended June 30, 2020 for the Tao Group Hospitality reporting unit. In addition, during the year ended June 30, 2020, the Company recorded non-cash impairment charges of $8,047 $5,646, and $3,541, for property and equipment assets, right-of-use assets net of related lease liabilities, and a tradename, respectively, which were associated with two venues within the Company’s Tao Group Hospitality reportable segment. In connection with the COVID-19-related shutdown of its venues, Tao Group Hospitality has negotiated, and continues to negotiate, rent concessions with landlords for certain of its leased venues. The Company has elected to apply the temporary practical expedient to account for such rent abatement concessions as if they were contemplated as part of the existing venue lease contracts. Accordingly, the Company accounted for such concessions as negative variable lease cost in the amount of the rent abatement concessions received during the fourth quarter of fiscal year 2020. As Tao Group Hospitality continues to review its lease contracts, it could decide to close certain venues (which may later reopen elsewhere) if the landlords are unwilling to make concessions acceptable to Tao Group Hospitality, which closures could result in additional charges related to Tao Group Hospitality’s long-lived assets.
There was no triggering event identified by the Company for the Entertainment reporting unit as of June 30, 2020. However, the duration and impact of the COVID-19 pandemic may result in additional future impairment charges that management will evaluate as facts and circumstances evolve over time. Refer to Note 10 for further detail.
The COVID-19 pandemic is having and will likely continue to have a significant and negative impact on our operations and financial performance. As a result, we have taken several actions to improve our financial flexibility, reduce operating costs and preserve liquidity.

•
We have revised our process and construction schedule for MSG Sphere, providing for a substantially reduced spend in fiscal year 2021 and a lengthened timetable that enables the Company to preserve cash in the near-term. We now expect to open MSG Sphere in Las Vegas in calendar year 2023;

•	In connection with our extended construction timeline, we have reduced our expected near-term spending on technology and content development for MSG Sphere;

•
At the end of May, we ended all financial support that was previously provided for certain event-level employees at the Company’s performance venues, and as a result virtually all venue employees, approximately 6,000 in total, are effectively furloughed;

•
At the end of March, Tao Group Hospitality eliminated essentially all of its venue line staff and manager positions with limited numbers of employees returning as operations slowly resume. In August, Tao Group Hospitality reduced its corporate workforce;

•	In August, we reduced our regular full-time workforce by approximately 350 positions; and

•
We have implemented and are continuing to pursue additional comprehensive cost reduction measures, including terminating certain third-party services, negotiating reduced rates and/or reduced service levels with third parties, and pursuing targeted savings and reductions in spending marketing and travel and entertainment, and deferring or limiting non-essential operating or other discretionary expenses.

In addition, we are continuing to explore further opportunities to preserve cash and financial flexibility:

•	The Company is having conversations with landlords and other vendors about relief from cash payments, some of which may not be successful; and

•	We are actively pursuing potential financing options, including incurring up to $500,000 of long-term debt, which is expected to be comprised of senior notes or term loan and revolver facilities.
Although Tao Group Hospitality was in compliance with the financial covenants of the Tao Senior Credit Agreement as of March 31, 2020, disruptions caused by the COVID-19 pandemic have had, and are likely to continue to have, a significant and negative impact on Tao Group Hospitality’s operations and financial performance. In August 2020, Tao Group Hospitality entered into an amendment to the Tao Senior Credit Agreement, which suspended certain financial covenants through December 31, 2021 and increased the minimum liquidity requirement. In addition, in connection with the amendment, MSG Entertainment Group, LLC, entered into a guarantee agreement, which also included a minimum liquidity requirement for MSG Entertainment Group, LLC.

MADISON SQUARE GARDEN ENTERTAINMENT CORP.
NOTES TO CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS
(Continued)

If recovery from the pandemic takes longer than currently estimated, Tao Group Hospitality may need to seek covenant waivers in the future. Tao Group Hospitality's failure to obtain debt covenant waivers could trigger a violation of these covenants and lead to default and acceleration of all of its outstanding debt, which could have a material adverse effect on Tao Group Hospitality and the Company.
Note 2. Summary of Significant Accounting Policies
Principles of Consolidation and Combination
For the periods prior to the Entertainment Distribution, the financial statements include certain assets and liabilities that were historically held at Former Parent’s corporate level but were specifically identifiable or otherwise attributable to the Company. All intercompany transactions between the Company and Former Parent have been included in the combined financial statements as components of MSG Sports Corp.’s investment. All significant intracompany transactions and accounts within the Company's consolidated and combined financial statements have been eliminated. Expenses related to corporate allocations prior to the Entertainment Distribution were considered to be effectively settled in the combined financial statements at the time the transaction was recorded, with the offset recorded against MSG Sports’ investment.
The Company reports on a fiscal year basis ending on June 30th. In these consolidated and combined financial statements, the years ended on June 30, 2020, 2019, and 2018 are referred to as “Fiscal Year 2020,” “Fiscal Year 2019,” and “Fiscal Year 2018,” respectively. The consolidated and combined financial statements of the Company include the accounts of MSG Entertainment and its subsidiaries. All significant intracompany transactions and accounts within the Company’s consolidated and combined financial statements have been eliminated.
Business Combinations and Noncontrolling Interests
The acquisition method of accounting for business combinations requires management to use significant estimates and assumptions, including fair value estimates, as of the business combination date and to refine those estimates as necessary during the measurement period (defined as the period, not to exceed one year, in which the Company is allowed to adjust the provisional amounts recognized for a business combination).
Under the acquisition method of accounting, the Company recognizes separately from goodwill the identifiable assets acquired, the liabilities assumed, and any noncontrolling interests in an acquiree, generally at the acquisition date fair value. The Company measures goodwill as of the acquisition date as the excess of consideration transferred, which is also measured at fair value if the consideration is non-cash, over the net of the acquisition date amounts of the identifiable assets acquired and liabilities assumed. Costs that the Company incurs to complete a business combination such as investment banking, legal, and other professional fees are not considered part of consideration and the Company charges these costs to selling, general and administrative expense as they are incurred. In addition, the Company recognizes measurement-period adjustments in the period in which the amount is determined, including the effect on earnings of any amounts the Company would have recorded in previous periods if the accounting had been completed at the acquisition date.
Interests held by third parties in consolidated majority-owned subsidiaries are presented as noncontrolling interests, which represent the noncontrolling stockholders’ interests in the underlying net assets of the Company’s consolidated majority-owned subsidiaries. Noncontrolling interests that are not redeemable are reported in the equity section of the consolidated and combined balance sheets. Noncontrolling interests, where the Company may be required to repurchase under put options or other contractual redemption requirements that are not solely within the Company’s control, are reported in the consolidated and combined balance sheets between liabilities and equity, as redeemable noncontrolling interests.
In addition, the consolidated and combined financial statements of the Company include accounts from Tao Group Hospitality and BCE, in which the Company has controlling voting interests. The Company’s consolidation criteria are based on authoritative accounting guidance for voting interest, controlling interest or variable interest entities. Tao Group Hospitality and BCE are consolidated with the equity owned by other shareholders shown as redeemable or nonredeemable noncontrolling interests in the accompanying combined balance sheets, and the other shareholders’ portion of net earnings (loss) and other comprehensive income (loss) shown as net income (loss) or comprehensive income (loss) attributable to redeemable or nonredeemable noncontrolling interests in the accompanying consolidated and combined statements of operations and consolidated and combined statements of comprehensive income (loss), respectively.
On January 31, 2017, the Company acquired a controlling interest in Tao Group Hospitality. In accordance with FASB ASC Topic 805, Business Combinations (“ASC Topic 805”), and ASC Topic 810, Consolidation (“ASC Topic 810”) the financial

MADISON SQUARE GARDEN ENTERTAINMENT CORP.
NOTES TO CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS
(Continued)

position of Tao Group Hospitality has been consolidated with the Company’s consolidated and combined balance sheets as of June 30, 2020 and 2019.
Prior to the Entertainment Distribution, Tao Group Hospitality’s financial statements were not available within the time constraints the Company required to ensure the financial accuracy of the operating results. Therefore, prior to April 17, 2020, the Company recorded Tao Group Hospitality’s operating results in its combined statements of operations on a three-month lag basis. Any specific events that had significant financial impact that occurred during the lag period were included in the Company’s current period results. Tao Group Hospitality reports on a fiscal year reflecting the retail-based calendar (containing 4-4-5 week calendar quarters). Accordingly, the Company’s results of operations for the years ended 2019 and 2018 in the Company’s combined statement of operations for the year ended June 30, 2019 and 2018 included Tao Group Hospitality’s operating results from April 2, 2018 to March 31, 2019 (a 52-week year) and March 27, 2017 to April 1, 2018 (a 53-week year), respectively, as part of the Entertainment segment. In addition, the combined balance sheets as of June 30, 2019 reflected the financial position of Tao Group Hospitality as of March 31, 2019.
In the fourth quarter of Fiscal Year 2020, the Company eliminated the three-month lag to reflect Tao Group Hospitality’s results in the Company’s consolidated and combined financial statements. The elimination of Tao Group Hospitality’s reporting lag represented a change in accounting principle which the Company believes to be preferable as it provides our investors the most current information. A change in accounting principle requires retrospective application, if material. As the impact related to the elimination of the reporting lag for the years ended June 30, 2019 and 2018 was deemed immaterial, the Company accounted for the aggregate change in accounting principle in its consolidated and combined results for the year ended June 30, 2020. Accordingly, the results of Tao Group Hospitality from March 30, 2020 to June 28, 2020 were included in the Company’s consolidated and combined statement of operations for the year ended June 30, 2020. The net effect of this change was an increase to net income of $1,898, which represented the net income from Tao Group Hospitality from April 1, 2019 to June 30, 2019, inclusive of amortization of purchase price adjustments. The net impact from eliminating the Tao Group Hospitality operating results lag for the prior fiscal years has been reported within Miscellaneous income (expense), net on the Company’s consolidated and combined statements of operations for the year ended June 30, 2020. In addition, for the years ended June 30, 2020 and 2019, the Company restated the historic quarterly financial data for the three months ended September 30, 2019, December 31, 2019, and March 31, 2020 for Fiscal Year 2020, as well as September 30, 2018, December 31, 2018 and March 31, 2019 for Fiscal Year 2019. See Note 22. for further details.
Use of Estimates
The preparation of the accompanying consolidated and combined financial statements in conformity with GAAP requires management to make estimates and assumptions about future events. These estimates and the underlying assumptions affect the amounts of assets and liabilities reported, disclosures about contingent assets and liabilities, and reported amounts of revenues and expenses. Such estimates include the valuation of accounts receivable, investments, goodwill, intangible assets, other long-lived assets, tax accruals and other liabilities. In addition, estimates are used in revenue recognition, income tax expense, performance and share-based compensation, depreciation and amortization, litigation matters and other matters, as well as in the valuation of contingent consideration and noncontrolling interests resulting from business combination transactions. Management believes its use of estimates in the financial statements to be reasonable.
Management evaluates its estimates on an ongoing basis using historical experience and other factors, including the general economic environment and actions it may take in the future. The Company adjusts such estimates when facts and circumstances dictate. However, these estimates may involve significant uncertainties and judgments and cannot be determined with precision. In addition, these estimates are based on management’s best judgment at a point in time and as such these estimates may ultimately differ from actual results. Changes in estimates resulting from weakness in the economic environment or other factors beyond the Company’s control could be material and would be reflected in the Company’s financial statements in future periods.
Revenue Recognition
See Note 4 for details of accounting policies related to revenue recognition and other disclosures required under ASC Topic 606.
Direct Operating Expenses
Direct operating expenses include, but are not limited to, event costs related to the presentation and production of the Company’s live entertainment and sporting events, revenue sharing expenses associated with signage, sponsorship and suite license fee revenue and in-venue food and beverage sales that are attributable to MSG Sports and venue lease, maintenance, and

MADISON SQUARE GARDEN ENTERTAINMENT CORP.
NOTES TO CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS
(Continued)

other operating expenses. In addition, for periods prior to the Entertainment Distribution Date, the direct operating expenses also included revenue sharing expenses associated with the venue-related signage, sponsorship, and suite license fee revenues that are attributable to MSG Sports (See Note 4 for further details) and an allocation of charges for venue usage to MSG Sports for hosting home games of the Knicks of the NBA and the Rangers of the NHL at The Garden.
Production Costs for the Company’s Original Productions
The Company defers certain costs of productions such as creative design, scenery, wardrobes, rehearsal and other related costs for the Company’s proprietary shows. Deferred production costs are amortized on a straight-line basis over the course of a production’s performance period using the expected life of a show’s assets. Deferred production costs are subject to recoverability assessments whenever there is an indication of potential impairment. The Company has $6,683 and $7,427 of net deferred production costs recorded within other current assets and other assets in the accompanying consolidated and combined balance sheets as of June 30, 2020 and 2019, respectively.
Allocation of Charges for Venue Usage to MSG Sports
For periods prior to the Entertainment Distribution Date, the Company’s combined financial statements included expenses associated with the ownership, maintenance, and operation of The Garden, which the Company and MSG Sports use in their respective operations. The Knicks and Rangers are the primary recurring occupants of The Garden, playing a combined total of 82 regular season home games. The number of home games increases if the Knicks and Rangers qualify for the playoffs. Historically, the Company did not charge rent expense to MSG Sports for use of The Garden. However, for purposes of the Company’s combined financial statements, the Company allocated expenses to MSG Sports for the usage of The Garden, which were reported as a reduction of direct operating expense in the accompanying combined statements of operations. This allocation was based on a combination of event count and revenue, which the Company’s management believes is a reasonable allocation methodology. The venue usage charge allocated to MSG Sports was $45,358 for the period of July 1, 2019 to April 17, 2020 and $47,093 and $48,728 for the years ended June 30, 2019 and 2018, respectively.
In connection with the Entertainment Distribution, the Company entered into Arena License Agreements with MSG Sports (see Note 9 for further discussion). Fees recognized by the Company under the Arena License Agreements with MSG Sports for use of The Garden are reported as operating lease revenues in accordance with ASC Topic 842, Leases. With The Garden closed by government mandate, the Company did not recognize operating lease revenue under the Arena License Agreements for the year ended June 30, 2020.
Revenue Sharing Expenses
As discussed above, MSG Sports’ share of the Company’s suites license, venue signage and sponsorship revenue, and in-venue food and beverage sales has been reflected within direct operating expense as revenue sharing expenses. After the Entertainment Distribution Date, such revenue sharing expenses are determined based on contractual agreements between the Company and MSG Sports. For periods prior to the Entertainment Distribution Date, such amounts were either specifically identified where possible or allocated proportionally.
Advertising Expenses
Advertising costs are typically charged to expense when incurred, however, advertising for productions and other live entertainment events are generally deferred within interim periods and expensed over the run of the show, but by no later than the end of the fiscal year. Total advertising costs classified in direct operating and selling, general and administrative expenses were $10,579, $13,106 and $14,756 for the years ended June 30, 2020, 2019 and 2018, respectively.
Income Taxes
The Company accounts for income taxes in accordance with ASC Topic 740, Income Taxes (“ASC Topic 740”). The Company’s provision for income taxes is based on current period income, changes in deferred tax assets and liabilities, and changes in estimates with regard to uncertain tax positions. Deferred tax assets are subject to an ongoing assessment of realizability. In assessing the realizability of deferred tax assets, management considers whether it is more likely than not that some portion or all of the deferred tax asset will not be realized. The Company’s ability to realize its deferred tax assets depends upon the generation of sufficient future taxable income to allow for the realization of its deductible temporary differences. If such estimates and related assumptions change in the future, the Company may be required to record valuation allowances against its deferred tax assets, resulting in additional income tax expense in the Company’s consolidated statements of operations.

MADISON SQUARE GARDEN ENTERTAINMENT CORP.
NOTES TO CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS
(Continued)

Interest and penalties, if any, associated with uncertain tax positions are included in income tax expense.
Share-based Compensation
For periods prior to the Entertainment Distribution Date, the Company’s employees participated in MSG Sports’ share-based compensation plans. Share-based compensation expense has been attributed to the Company based on the awards and terms previously granted to MSG Sports’ employees. For purposes of the combined financial statements, an allocation of share-based compensation expense related to corporate employees was recorded in addition to the expense attributed to the Company’s direct employees. The allocated expense includes both directors and corporate executives of MSG Sports, allocated using a proportional allocation method which management has deemed to be reasonable.
Following the Entertainment Distribution, the Company measures the cost of employee services received in exchange for an award of equity-based instruments based on the grant date fair value of the award. Share-based compensation cost is recognized in earnings over the period during which an employee is required to provide service in exchange for the award, except for restricted stock units granted to non-employee directors which, unless otherwise provided under the applicable award agreement, are fully vested, and are expensed at the grant date.
In connection with the adoption of ASU No. 2016-09, Compensation - Stock Compensation (Topic 718): Improvements to Employee Share-based Payment Accounting in the first quarter of fiscal year 2018, the Company elected on a prospective basis effective July 1, 2017, to account for forfeitures as they occur, rather than estimating expected forfeitures as was required under the prior guidance.
Earnings (Loss) Per Common Share
On the Entertainment Distribution Date, 23,992 shares of the Company’s Class A Common Stock were distributed to MSG Sports’ stockholders as of the Record Date and were outstanding as of April 17, 2020. This share amount was being utilized for the calculation of basic earnings (loss) per share for the periods prior to the Entertainment Distribution because the Company was a wholly-owned subsidiary of MSG Sports prior to the Entertainment Distribution Date. In addition, the computation of diluted earnings per share equals the basic earnings (loss) per common share calculation since there was no stock trading information available to compute the dilutive effect of shares issuable under share-based compensation plans needed under the treasury method in accordance with ASC Topic 260, Earnings Per Share.
For the periods after the Entertainment Distribution Date, basic earnings (loss) per common share (“EPS”) attributable to the Company’s common stockholders is based upon net income (loss) attributable to the Company’s common stockholders divided by the weighted-average number of common shares outstanding during the period. Diluted EPS reflects the effect of the assumed vesting of restricted stock units and exercise of stock options (see Note 15) only in the periods in which such effect would have been dilutive. For the periods when a net loss is reported, the computation of diluted EPS equals the basic EPS calculation since common stock equivalents were antidilutive due to losses from continuing operations.
Cash and Cash Equivalents
The Company considers the balance of its investment in funds that substantially hold highly liquid securities that mature within three months or less from the date the fund purchases these securities to be cash equivalents. The carrying amount of cash and cash equivalents either approximates fair value due to the short-term maturity of these instruments or is at fair value. Checks outstanding in excess of related book balances are included in accounts payable in the accompanying consolidated and combined balance sheets. The Company presents the change in these book cash overdrafts as cash flows from operating activities.
Restricted Cash
The Company’s restricted cash includes cash deposited in escrow accounts. For example, the Company has deposited cash in an interest-bearing escrow account as credit support and collateral to its workers compensation and general liability insurance obligations. The carrying amount of restricted cash approximates fair value due to the short-term maturity of these instruments. Changes in restricted cash are reflected on the accompanying consolidated and combined statement of cash flows in accordance with ASU No. 2016-18, Statement of Cash Flows (Topic 230), which is included with cash and cash equivalents when reconciling the beginning-of-period and end-of-period total amounts shown on the Company’s consolidated and combined statements of cash flows.

MADISON SQUARE GARDEN ENTERTAINMENT CORP.
NOTES TO CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS
(Continued)

Short-Term Investments
Short-term investments consist of investments that (i) have original maturities of greater than three months and (ii) the Company has the ability to convert into cash within one year. The Company classifies its short-term investments at the time of purchase as “held-to-maturity” and re-evaluates its classification quarterly based on whether the Company has the intent and ability to hold until maturity. Short-term investments, which are recorded at cost and adjusted for accrued interest, approximate fair value. Cash inflows and outflows related to the sale and purchase of short-term investments are classified as investing activities in the Company’s consolidated and combined statements of cash flows.
Accounts Receivable
Accounts receivable is recorded at net realizable value. The Company maintains an allowance for doubtful accounts to reserve for potentially uncollectible receivables. The allowance for doubtful accounts is estimated based on the Company’s analysis of receivables aging, specific identification of certain receivables that are at risk of not being paid, past collection experience and other factors. The Company’s allowance for doubtful accounts was $9,135 and $1,814 as of June 30, 2020 and 2019, respectively.
Investments in and Loans to Nonconsolidated Affiliates
The Company’s investments in nonconsolidated affiliates are primarily accounted for using the equity method of accounting and are carried at cost, plus or minus the Company’s share of net earnings or losses of the investment, subject to certain other adjustments. The cost of equity method investments includes transaction costs of the acquisition. As required by GAAP, to the extent that there is a basis difference between the cost and the underlying equity in the net assets of an equity investment, companies are required to allocate such differences between tangible and intangible assets. The Company’s share of net earnings or losses of the investment, inclusive of amortization expense for intangible assets associated with the investment, is reflected in equity in earnings (loss) of nonconsolidated affiliates on the Company’s consolidated and combined statements of operations. Dividends received from the investee reduce the carrying amount of the investment. Due to the timing of receiving financial information from its nonconsolidated affiliates, the Company records its share of net earnings or losses of such affiliates on a three-month lag basis, with the exception of the amortization expense of intangible assets which are recorded currently.
In addition to the equity method investments, the Company also has other equity investments with and without readily determinable fair values. Upon adoption of ASU No. 2016-01 effective July 1, 2018, the Company elected to measure the equity investments without readily determinable fair values at cost, less any impairment, adjusted for observable price changes from orderly transactions for identical or similar investments of the same issuer. Changes in observable price are reflected within Miscellaneous income (expense), net in the accompanying consolidated and combined statement of operations. For equity investments with readily determinable fair values, changes in the fair value of those investments are measured monthly and are recorded within Miscellaneous income (expense), net in the accompanying consolidated and combined statement of operations.
Impairment of Investments
The Company reviews its investments at least quarterly to determine whether a decline in fair value below the cost basis is other-than-temporary. The primary factors the Company considers in its determination are the length of time that the fair value of the investment is below the Company’s carrying value; future prospects of the investee; and the Company’s intent and ability to hold the security for a period of time sufficient to allow for any anticipated recovery in fair value. In addition, the Company considers other factors such as general market conditions, industry conditions, and analysts’ ratings. If the decline in fair value is deemed to be other-than-temporary, the cost basis of the investment is written down to fair value and the loss is realized as a component of net income. See Note 7 for further discussion of impairments of investments.
Long-Lived and Indefinite-Lived Assets
The Company’s long-lived and indefinite-lived assets consist of property and equipment, right-of-use assets, goodwill, indefinite-lived intangible assets, and amortizable intangible assets.

MADISON SQUARE GARDEN ENTERTAINMENT CORP.
NOTES TO CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS
(Continued)

Property and equipment is stated at cost. Depreciation is calculated on a straight-line basis over the estimated useful lives of the assets or, with respect to leasehold improvements, amortized over the shorter of the lease term or the asset’s estimated useful life. The useful lives of the Company’s long-lived assets are based on estimates of the period over which the Company expects the assets to be of economic benefit to the Company. In estimating the useful lives, the Company considers factors such as, but not limited to, risk of obsolescence, anticipated use, plans of the Company, and applicable laws and permit requirements. In July 2013, the permit for The Garden was renewed for ten years and these financial statements have been prepared assuming further renewal of that permit.
Identifiable intangible assets with finite useful lives are amortized on a straight-line basis over their respective estimated useful lives. Goodwill and identifiable intangible assets that have indefinite useful lives are not amortized.
Impairment of Long-Lived and Indefinite-Lived Assets
In assessing the recoverability of the Company’s long-lived and indefinite-lived assets, the Company must make estimates and assumptions regarding future cash flows and other factors to determine the fair value of the respective assets. These estimates and assumptions could have a significant impact on whether an impairment charge is recognized as well as the magnitude of any such charge. Fair value estimates are made at a specific point in time, based on relevant information. These estimates are subjective in nature and involve significant uncertainties and judgments and therefore cannot be determined with precision. Changes in assumptions could significantly affect the estimates. If these estimates or material related assumptions change in the future, the Company may be required to record impairment charges related to its long-lived and/or indefinite-lived assets.
Goodwill is tested annually for impairment as of August 31st and at any time upon the occurrence of certain events or changes in circumstances. The Company has the option to perform a qualitative assessment to determine if an impairment is more likely than not to have occurred. If the Company can support the conclusion that it is not more likely than not that the fair value of a reporting unit is less than its carrying amount, the Company would not need to perform a quantitative impairment test for that reporting unit. If the Company cannot support such a conclusion or the Company does not elect to perform the qualitative assessment, the first step of the goodwill impairment test is used to identify potential impairment by comparing the fair value of a reporting unit with its carrying amount, including goodwill. The Company generally determines the fair value of a reporting unit using an income approach, such as the discounted cash flow method, in instances when it does not perform the qualitative assessment of goodwill. Subsequent to the adoption of ASU No. 2017-04 in the third quarter of Fiscal Year 2020, the amount of an impairment loss is measured as the amount by which a reporting unit’s carrying value exceeds its fair value determined in step one, not to exceed the carrying amount of goodwill. Prior to the adoption of ASU No. 2017-04, if the carrying amount of a reporting unit exceeded its fair value, the second step of the goodwill impairment test was performed to measure the amount of impairment loss, if any. The second step of the goodwill impairment test compared the implied fair value of the reporting unit’s goodwill with the carrying amount of that goodwill. If the carrying amount of the reporting unit’s goodwill exceeded the implied fair value of that goodwill, an impairment loss was recognized in an amount equal to that excess. The implied fair value of goodwill was determined in the same manner as the amount of goodwill that would be recognized in a business combination.
The Company performs its goodwill impairment test at the reporting unit level, which is one level below the operating segment level. The Company has two operating and reportable segments, Entertainment and Tao Group Hospitality, consistent with the way management makes decisions and allocates resources to the business. For Fiscal Year 2020, the Company had two reporting units for goodwill impairment testing purposes: Entertainment and Tao Group Hospitality. During the first quarter of Fiscal Year 2020, the Company performed its annual impairment test of goodwill and determined that there were no impairments of goodwill identified for any of its reporting units as of the impairment test date. As a result of operating disruptions due to the COVID-19 pandemic beginning in the third quarter of Fiscal Year 2020, the Company’s projected cash flows were directly impacted. These disruptions along with the deteriorating macroeconomic conditions and industry/market considerations, were considered a “triggering event” for the Tao Group Hospitality reporting unit at the end of the third quarter of Fiscal Year 2020, which required the Company to assess the carrying value of Tao Group Hospitality’s intangible assets, long-lived assets and goodwill, in that order, in accordance with ASC Subtopic 350-30, for impairment. Based on this evaluation, the Company recorded a non-cash goodwill impairment charge of $88,583 during Fiscal Year 2020 for the Tao Group Hospitality reporting unit.

MADISON SQUARE GARDEN ENTERTAINMENT CORP.
NOTES TO CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS
(Continued)

Identifiable indefinite-lived intangible assets are tested annually for impairment as of August 31st and at any time upon the occurrence of certain events or substantive changes in circumstances. The Company has the option to perform a qualitative assessment to determine if an impairment is more likely than not to have occurred. In the qualitative assessment, the Company must evaluate the totality of qualitative factors, including any recent fair value measurements, that impact whether an indefinite-lived intangible asset other than goodwill has a carrying amount that more likely than not exceeds its fair value. The Company must proceed to conducting a quantitative analysis if the Company (i) determines that such an impairment is more likely than not to exist, or (ii) foregoes the qualitative assessment entirely. Under the quantitative assessment, the impairment test for identifiable indefinite-lived intangible assets consists of a comparison of the estimated fair value of the intangible asset with its carrying value. If the carrying value of the intangible asset exceeds its fair value, then an impairment loss is recognized in an amount equal to that excess. The Company generally determines the fair value of an indefinite-lived intangible asset using an income approach, such as the relief from royalty method, in instances when it does not perform the qualitative assessment of the intangible asset.
For other long-lived assets, including right-of-use lease assets and intangible assets that are amortized, the Company evaluates assets for recoverability when there is an indication of potential impairment. If the undiscounted cash flows from a group of assets being evaluated is less than the carrying value of that group of assets, the fair value of the asset group is determined and the carrying value of the asset group is written down to fair value. The Company generally determines the fair value of a finite-lived intangible asset using an income approach, such as the discounted cash flow method. During Fiscal Year 2020, the Company recorded non-cash impairment charges of $8,047, $5,646, and $3,541, for property and equipment assets, right-of-use assets net of related lease liabilities, and certain intangible assets, respectively, which were associated with two venues within the Company’s Tao Group Hospitality reportable segment.
Contingencies
Liabilities for loss contingencies arising from claims, assessments, litigation, fines and penalties and other sources are recorded when it is probable that a liability has been incurred and the amount of the assessment can be reasonably estimated.
Contingent Consideration
Some of the Company’s acquisition agreements include contingent earn-out arrangements, which are generally based on the achievement of future operating targets.
The fair values of these earn-out arrangements are included as part of the purchase price of the acquired companies on their respective acquisition dates. For each transaction, the Company estimates the fair value of contingent earn-out payments as part of the initial purchase price and records the estimated fair value of contingent consideration that the Company expects to pay to the former owners as a liability in “Other accrued liabilities” and “Other liabilities” on the consolidated and combined balance sheets.
The Company measures its contingent earn-out liabilities at fair value on a recurring basis using significant unobservable inputs classified within Level III of the fair value hierarchy, which can result in a significantly higher or lower liability with a higher liability capped by the contractual maximum of the contingent earn-out obligation. Ultimately, the liability will be equivalent to the amount paid, and the difference between the fair value estimate and amount paid will be recorded in earnings as operating expense.
See Note 12 for more information regarding the fair value of the Company’s contingent consideration liabilities related to the acquisitions.
Defined Benefit Pension Plans and Other Postretirement Benefit Plan

As more fully described in Note 14, certain employees of the Company participate in defined benefit pension plans (“Shared Plans”) sponsored by the Company, which also have historically included participants of MSG Sports. The Company accounted for the Shared Plans under the guidance of ASC 715, Compensation — Retirement Benefits. Accordingly, the Company recorded an asset or liability to recognize the funded status of the Shared Plans (other than multiemployer plans), as well as a liability only for any required contributions to the Shared Plans that were accrued and unpaid at the balance sheet date. The related pension expenses attributed to the Company were based primarily on pensionable compensation of active participants. For the Shared Plans’ liabilities, the combined financial statements reflected the full impact of such plans on both the combined statements of operations and combined balance sheets. The pension expense related to employees of MSG Sports participating

MADISON SQUARE GARDEN ENTERTAINMENT CORP.
NOTES TO CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS
(Continued)

in any of the Shared Plans is reflected as a contributory credit from the Company to MSG Sports, resulting in a decrease to the expense recognized in the combined statements of operations.
The plan that was sponsored by the Company and did not include participants of MSG Sports (“Direct Plan”) was accounted for as a defined benefit pension plan. Accordingly, the funded and unfunded position of the Direct Plan was recorded in the Company’s combined balance sheets, as well as all costs related to the Direct Plan which are recorded in the combined statements of operations for periods prior to the Entertainment Distribution Date.
Actuarial gains and losses that have not yet been recognized through the combined statements of operations are recorded in accumulated other comprehensive income (loss) until they are amortized as a component of net periodic benefit cost through other comprehensive income (loss).
After the Entertainment Distribution Date, the Company has both funded and unfunded defined benefit plans, as well as a contributory other postretirement benefit plan, covering certain full-time employees and retirees. The expense recognized by the Company is determined using certain assumptions, including the expected long-term rate of return and discount rates, among others. The Company recognizes the funded status of its defined benefit pension and other postretirement plans (other than multiemployer plans) as an asset or liability in the consolidated and combined balance sheets and recognizes changes in the funded status in the year in which the changes occur through other comprehensive income (loss).
Fair Value Measurements
The fair value hierarchy is based on inputs to valuation techniques that are used to measure fair value that are either observable or unobservable. Observable inputs reflect assumptions market participants would use in pricing an asset or liability based on market data obtained from independent sources while unobservable inputs reflect a reporting entity’s pricing based upon their own market assumptions. The fair value hierarchy consists of the following three levels:

•	Level I — Quoted prices for identical instruments in active markets.

•
Level II — Quoted prices for similar instruments in active markets; quoted prices for identical or similar instruments in markets that are not active; and model-derived valuations whose inputs are observable or whose significant value drivers are observable.

•	Level III — Instruments whose significant value drivers are unobservable.
Foreign Currency Translations
The consolidated and combined financial statements are presented in U.S. Dollars. Assets and liabilities of non-U.S. subsidiaries and the Company’s foreign-based equity method investments that operate in a local currency environment, where that local currency is the functional currency, are translated to U.S. Dollars at exchange rates in effect at the balance sheet date. Operating results of non-U.S. subsidiaries are translated at weighted-average exchange rates during the year which approximate the rates in effect at the transaction dates. For the Company’s foreign-based equity method investments, the proportionate share of the investee’s income is translated into U.S. dollars at the average exchange rate for the period and the investment is translated using the exchange rate as of the end of the reporting period. Foreign currency translation gains and losses are included as a component of accumulated other comprehensive income (loss) as changes in cumulative translation adjustments in the accompanying consolidated and combined balance sheets.

MADISON SQUARE GARDEN ENTERTAINMENT CORP.
NOTES TO CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS
(Continued)

Recently Issued Accounting Pronouncements
Recently Adopted Accounting Pronouncements
Adoption of ASC Topic 842
In May 2014, the FASB issued Accounting Standards Update (“ASU”) No. 2016-02, Leases (Topic 842), which supersedes existing guidance on accounting for leases in ASC Topic 840, Leases. ASU No. 2016-02, among other things, requires (i) lessees to account for leases as either finance leases or operating leases and generally requires all leases to be recorded on the balance sheet, including those leases classified as operating leases under previous accounting guidance, through the recognition of right-of-use assets and corresponding lease liabilities, and (ii) extensive qualitative and quantitative disclosures about leasing activities. The accounting applied by a lessor is largely unchanged from that applied under previous accounting guidance. In January 2018, the FASB issued ASU No. 2018-01, Leases (Topic 842) - Land Easement Practical Expedient for Transition to Topic 842, which provides a lessee or lessor the option to not assess at transition whether existing land easements, not currently accounted for as leases under the current lease guidance, should be treated as leases under the new standard. In July 2018, the FASB issued ASU No. 2018-10, Codification Improvements to Topic 842, Leases and ASU No. 2018-11, Leases (Topic 842) Targeted improvements, which provides an additional (and optional) transition method whereby the new lease standard is applied at the adoption date and recognized as an adjustment to retained earnings. In December 2018, the FASB issued ASU No. 2018-20, Leases (Topic 842), Narrow-Scope Improvements for Lessors, which provided clarification for lessors on how to apply the new leases standard when accounting for sales taxes, certain lessor costs, and certain requirements related to variable payments in contracts. In March 2019, the FASB issued ASU No. 2019-01, Leases (Topic 842) (“ASU 2019-01”), Codification Improvements, which aligned the new leases guidance with existing guidance for fair value of the underlying asset by lessors that are not manufacturers or dealers. It also clarified an exemption for lessors and lessees from a certain interim disclosure requirement associated with adopting the board’s new lease accounting standard.
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
Upon adoption of this standard, the Company recorded initial (i) operating lease ROU assets of $259,840, (ii) current operating lease liabilities of $50,996, and (iii) long-term operating lease liabilities of $206,418. The Company did not record any adjustment to retained earnings. As of July 1, 2019, there were no material finance leases for which the Company was a lessee. See Note 9 for further details on disclosure required under ASC Topic 842.
Adoption of ASU No. 2017-04
In January 2017, the FASB issued ASU No. 2017-04, Intangibles — Goodwill and Other (Topic 350): Simplifying the Accounting for Goodwill Impairment. ASU No. 2017-04 removes Step 2 of the goodwill impairment test, which requires a hypothetical purchase price allocation. A goodwill impairment will now be the amount by which a reporting unit’s carrying value exceeds its fair value, not to exceed the carrying amount of goodwill. The Company adopted this standard in the third quarter of Fiscal Year 2020 and applied it prospectively, beginning with the interim goodwill impairment test performed during the quarter ended March 31, 2020. See Note 10 for further details.

MADISON SQUARE GARDEN ENTERTAINMENT CORP.
NOTES TO CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS
(Continued)

Recently Issued Accounting Pronouncements Not Yet Adopted
In June 2016, the FASB issued ASU No. 2016-13, Financial Instruments — Credit Losses. ASU No. 2016-13 replaces the incurred loss impairment methodology in current U.S. GAAP with a methodology that will require the reflection of expected credit losses and will also require consideration of a broader range of reasonable and supportable information to determine credit loss estimates. In May 2019, the FASB issued ASU No. 2019-05, Targeted Transition Relief, which amends ASC Topic 326 to provide an option to irrevocably elect to measure certain individual financial assets at fair value instead of amortized cost. In November 2019, FASB issued ASU No. 2019-11 to provide clarification guidance in a number of areas, including: (i) expected recoveries for purchased financial assets with credit deterioration, (ii) transition relief for troubled debt restructuring, (iii) disclosures related to accrued interest receivables, and (iv) financial assets secured by collateral maintenance provisions. For most financial instruments, the standard will require the use of a forward-looking expected loss model rather than the incurred loss model for recognizing credit losses, which will generally result in the earlier recognition of credit losses on financial instruments. In February 2020, the FASB issued ASU No. 2020-02, Financial Instruments — Credit Losses and Leases, which includes amendments pursuant to SEC Staff Accounting Bulletin No. 119. This standard will be effective for the Company beginning in the first quarter of fiscal year 2021. The Company is currently evaluating the impact this standard will have on its consolidated financial statements.
In August 2018, the FASB issued ASU No. 2018-13, Fair Value Measurement (Topic 820): Disclosure Framework — Changes to the Disclosure Requirements for Fair Value Measurement as part of the FASB’s broader disclosure framework project. ASU No. 2018-13 removes, modifies and adds certain disclosures providing greater focus on requirements that clearly communicate the most important information to the users of the financial statements with respect to fair value measurements. The standard is effective for the Company beginning in the first quarter of fiscal year 2021, with early adoption permitted. Most of the disclosure requirements in ASU No. 2018-13 would need to be applied on a retrospective basis except for the guidance related to (i) unrealized gains and loss included in other comprehensive income, (ii) disclosure related to range and weighted average Level 3 unobservable inputs and (iii) narrative disclosure requirements on measurement uncertainty, which are required to be applied on a prospective basis. The adoption of this standard, which relates to disclosure, is not expected to have a material impact on the Company’s consolidated financial statements.
In August 2018, the FASB issued ASU No. 2018-14, Compensation-Retirement Benefits-Defined Benefit Plans — General (Subtopic 715-20): Disclosure Framework-Changes to the Disclosure Requirements for Defined Benefit Plans. ASU No. 2018-14 removes certain disclosures that are not considered cost beneficial, clarifies certain required disclosures and adds additional disclosures. The standard will be effective for the Company in the fourth quarter of fiscal year 2021, with early adoption permitted. The amendments in ASU No. 2018-14 are required to be applied retrospectively. The adoption of this standard, which relates to disclosure, is not expected to have a material impact on the Company’s consolidated financial statements.
In August 2018, the FASB issued ASU No. 2018-15, Intangibles — Goodwill and Other-Internal-Use Software (Subtopic 350-40): Customer’s Accounting for Implementation Costs Incurred in a Cloud Computing Arrangement That is a Service Contract. ASU No. 2018-15 aligns the requirements for capitalizing implementation costs incurred in a hosting arrangement that is a service contract with the requirements for capitalizing implementation costs incurred to develop or obtain internal-use software. The guidance also specifies that the balance sheet, income statement, and statement of cash flows presentation of capitalized implementation costs and the related amortization should align with the presentation of the hosting (service) element of the arrangement. The standard is effective for the Company in the first quarter of fiscal year 2021, with early adoption permitted. Entities have the option to apply the guidance prospectively to all implementation costs incurred after the date of adoption or retrospectively. The adoption of this standard is not expected to have a material impact on the Company’s consolidated financial statements. However, to the extent future costs incurred in a cloud computing arrangement are capitalizable, the corresponding amortization will be included in “Direct operating expenses” or “Selling, general and administrative expenses” in the consolidated statements of operations, rather than “Depreciation and amortization.”
In November 2018, the FASB issued ASU No. 2018-17, Targeted Improvements to Related Party Guidance for Variable Interest Entities. ASU No. 2018-17 amends the variable interest entities (“VIE”) guidance to align the evaluation of a decision maker’s or service provider’s fee in assessing a variable interest with the guidance in the primary beneficiary test. Specifically, indirect interests held by a related party that is under common control will now be considered on a proportionate basis, rather than in their entirety, when assessing whether the fee qualifies as a variable interest. The proportionate basis approach is consistent with the treatment of indirect interests held by a related party under common control when evaluating the primary beneficiary of a VIE. This effectively means that when a decision maker or service provider has an interest in a related party, regardless of whether they are under common control, it will consider that related party’s interest in a VIE on a proportionate

MADISON SQUARE GARDEN ENTERTAINMENT CORP.
NOTES TO CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS
(Continued)

basis throughout the VIE model, for both the assessment of a variable interest and the determination of a primary beneficiary. The standard will be effective for the Company in the first quarter of fiscal year 2021, with early adoption permitted. The amendments in ASU No. 2018-17 are required to be applied retrospectively. The adoption of this standard is not expected to have a material impact on the Company’s consolidated financial statements.
In November 2018, the FASB issued ASU No. 2018-18, Collaborative Arrangements (Topic 808): Clarifying the Interaction between Topic 808 and Topic 606. ASU No. 2018-18 clarifies that certain transactions between participants in a collaborative arrangement should be accounted for under ASC Topic 606 when the counterparty is a customer. In addition, ASU No. 2018-18 precludes an entity from presenting consideration from a transaction in a collaborative arrangement as revenue from contracts with customers if the counterparty is not a customer for that transaction. The standard will be effective for the Company in the first quarter of fiscal year 2021, with early adoption permitted. The amendments in ASU No. 2018-18 are required to be applied retrospectively to the date when the Company initially adopted ASC Topic 606. The adoption of this standard is not expected to have a material impact on the Company’s consolidated financial statements.
In April 2019, the FASB issued ASU No. 2019-04, Codification Improvements to Topic 326, Financial Instruments — Credit Losses, Topic 815, Derivatives and Hedging, and Topic 825 — Financial Instruments. This ASU provides narrow-scope amendments to help apply these recent standards. The transition requirements and effective date of this ASU will be effective for the Company in the first quarter of fiscal year 2021 with early adoption permitted for certain amendments. The Company is currently evaluating the impact this standard will have on its consolidated financial statements.
In April 2019, the FASB issued ASU No. 2019-04, Codification Improvements to Topic 326, Financial Instruments — Credit Losses, Topic 815, Derivatives and Hedging, and Topic 825 — Financial Instruments. This ASU provides narrow-scope amendments to help apply these recent standards. The transition requirements and effective date of this ASU will be effective for the Company in the first quarter of fiscal year 2021 with early adoption permitted for certain amendments. The Company is currently evaluating the impact this standard will have on its consolidated financial statements.
In November 2019, the FASB issued ASU No. 2019-08, Compensation — Stock Compensation (Topic 718) and Revenue from Contracts with Customers (Topic 606): Codification Improvements — Share-Based Consideration Payable to a Customer. This ASU requires that share-based payment awards issued to a customer in connection with a revenue arrangement be recorded as a reduction of the transaction price in revenue. The amount recorded as a reduction of the transaction price is measured using the grant-date fair value of the award and is classified in accordance with ASC Topic 718. Changes in the measurement of the share-based payments after the grant date that are due to the form of the consideration are not included in the transaction price and are recorded elsewhere in the statement of operations. The award is measured and classified under ASC Topic 718 for its entire life, unless the award is modified after it vests and the grantee is no longer a customer. The new guidance is effective for the Company in the first quarter of fiscal year 2021, with early adoption permitted. The adoption of this standard is not expected to have an impact on the Company’s consolidated financial statements.
In December 2019, the FASB issued ASU No. 2019-12, Income Taxes (Topic 740): Simplifying the Accounting for Income Taxes. This ASU eliminates certain exceptions to the general approach in ASC Topic 740 and includes methods of simplification to the existing guidance. The new guidance is effective for the Company in the first quarter of fiscal year 2022, with early adoption permitted. The Company is currently evaluating the impact this standard will have on its consolidated financial statements.
In January 2020, the FASB issued ASU No. 2020-01, Investments-Equity Securities (Topic 321), Investments - Equity Method and Joint Ventures (Topic 323), and Derivatives and Hedging (Topic 815): Clarifying the Interactions between Topic 321, Topic 323, and Topic 815. The amendments in this ASU clarify that an entity should consider observable transactions that require it to either apply or discontinue the equity method of accounting for the purposes of applying the measurement alternative in accordance with ASC Topic 321 immediately before applying or upon discontinuing the equity method. In addition, the amendments clarify the accounting for certain forward contracts and purchased options accounted for under ASC Topic 815. The new guidance is effective for the Company in the first quarter of fiscal year 2021, with early adoption permitted. The adoption of this standard is not expected to have a material impact on the Company’s consolidated financial statements.
In March 2020, the FASB issued ASU 2020-04, Reference Rate Reform (Topic 848): Facilitation of the Effects of Reference Rate Reform on Financial Reporting. This ASU provides temporary optional expedients and exceptions to the guidance on contract modifications and hedge accounting to ease the financial reporting burdens of the expected market transition from the London Interbank Offered Rate and other interbank offered rates to alternative reference rates. The new guidance was effective

MADISON SQUARE GARDEN ENTERTAINMENT CORP.
NOTES TO CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS
(Continued)

upon issuance, and the Company is allowed to elect to apply the amendments prospectively through December 31, 2022. The Company is currently evaluating the impact this standard will have on its consolidated financial statements.
Note 3. Acquisition and Disposition
Tao Group Hospitality Additional Interest Acquisition
The Tao Group Hospitality purchase agreement entered into January 2017 contains a put option to require the Company to purchase the other owners’ equity interests under certain circumstances. The noncontrolling interest combined with the put option is classified as redeemable noncontrolling interest in the consolidated and combined balance sheet, separate from equity. The relevant amounts attributable to investors other than the Company are reflected under “Redeemable noncontrolling interests,” “Net income (loss) attributable to redeemable noncontrolling interests” and “Comprehensive income (loss) attributable to redeemable noncontrolling interests” on the accompanying consolidated and combined balance sheets, consolidated and combined statements of operations and consolidated and combined statements of comprehensive income (loss), respectively. The put option can be settled, at the Company’s option, in cash, debt or shares of the Company’s Class A Common Stock. The ultimate amount paid upon the exercise of the put option will likely be different from the estimated fair value, given the calculation required pursuant to the Tao Group Hospitality operating agreement.
On January 22, 2020, the Company acquired an additional 15% of common equity interest in Tao Group Hospitality from its noncontrolling interest holders through a pre-Entertainment Distribution issuance of 102 shares of MSG Sports Class A common stock. The Company now owns 77.5% of common equity interest in Tao Group Hospitality. In connection with the acquisition of the additional 15% of common equity interest in Tao Group Hospitality, the Company recorded a decrease of $37,715 in the carrying value of the redeemable noncontrolling interests and an offset of the same amount in the MSG Sports Corp. Investment in the accompanying consolidated and combined statements of equity and redeemable noncontrolling interests.
In connection with the Entertainment Distribution, the Company entered into amended employment agreements with two noncontrolling interest holders in the fourth quarter of Fiscal Year 2020, which provided the noncontrolling interest holders put rights exercisable that require the Company to purchase the remaining equity interest. Upon the exercise of the put options by the noncontrolling interest holders, the price to be paid for the redeemable noncontrolling interest is the then-current fair market value of the redeemable noncontrolling interest, subject to a minimum price (“floor”).
For Fiscal Year 2020, the Company recorded (i) $20,586 of adjustment to the redemption fair value of $20,600 of redeemable noncontrolling interest for Tao Group Hospitality as of June 30, 2020, and (ii) $489 of expense associated with the put options in connection with the Entertainment Distribution to the noncontrolling interest holders of Tao Group Hospitality during the fourth quarter of Fiscal Year 2020.
Disposition of The Forum
On March 24, 2020, the Company entered into a Membership Interest Purchase Agreement (the “MIPA”) with CAPSS LLC pursuant to which the Company agreed to sell the Forum in Inglewood, CA to CAPSS LLC and settle related litigation for cash consideration in the amount of $400,000, subject to regulatory and other customary closing conditions. The transaction subsequently closed on May 1, 2020, resulting in a total gain on sale of $240,783, net of transaction costs of $50,806 during the year ended June 30, 2020 of which $140,495 was attributable to the settlement of the related litigation. The transaction cost included a fee of $48,742 to The Azoff Company Holdings (“Azoff Music”), in connection with an agreement made by the Former Parent when the remaining 50% interest of Azoff Music was sold on December 5, 2018. The Forum meets the definition of a business under SEC Regulation S-X Rule 11-01(d)-1 and FASB ASC Topic 805 — Business Combinations. This disposition does not represent a strategic shift with a major effect on the Company’s operations, and as such, has not been reflected as a discontinued operation under FASB ASC Subtopic 205-20 — Discontinued Operations. The gain of disposition of the Forum was reported under the Entertainment segment. See Note 20 for further details.
Note 4. Revenue Recognition
Contracts with Customers
For the years ended June 30, 2020, 2019 and 2018, all revenue recognized in the consolidated and combined statements of operations is considered to be revenue from contracts with customers in accordance with ASC Topic 606.

MADISON SQUARE GARDEN ENTERTAINMENT CORP.
NOTES TO CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS
(Continued)

The Company recognizes revenue when, or as, performance obligations under the terms of a contract are satisfied, which generally occurs when, or as, control of promised goods or services are transferred to customers. Revenue is measured as the amount that reflects the consideration the Company expects to be entitled to in exchange for those goods or services (“transaction price”). To the extent the transaction price includes variable consideration, the Company estimates the amount of variable consideration that should be included in the transaction price utilizing the most likely amount to which the Company expects to be entitled. Variable consideration is included in the transaction price if, in the Company’s judgment, it is probable that a significant future reversal of cumulative revenue under the contract will not occur. Estimates of variable consideration and the determination of whether to include such estimated amounts in the transaction price are based largely on an assessment of the Company’s anticipated performance and all information that is reasonably available. The Company accounts for taxes collected from customers and remitted to governmental authorities on a net basis and excludes these amounts from revenues.
In addition, the Company defers certain costs to fulfill the Company’s contracts with customers to the extent such costs relate directly to the contracts, are expected to generate resources that will be used to satisfy the Company’s performance obligations under the contracts and are expected to be recovered through revenue generated under the contracts. Contract fulfillment costs are expensed as the Company satisfies the related performance obligations.
In connection with the Entertainment Distribution, the Company entered into Arena License Agreements with MSG Sports that require the Knicks and the Rangers to play their home games at The Garden. These agreements also provide for the provision of certain services by the Company to MSG Sports in connection with MSG Sports events that are held at The Garden and include revenue-sharing provisions for certain agreements entered into by both the Company and MSG Sports. The Arena License Agreements contain both lease and non-lease components. The revenue to be recognized with respect to the lease components of the Arena License Agreements is accounted for as operating lease revenue in accordance with ASC 842 - Leases. The non-lease components are accounted for in accordance with ASC Topic 606 as further discussed below.
Arrangements with Multiple Performance Obligations
The Company enters into arrangements with multiple performance obligations, such as multi-year sponsorship agreements which may derive revenues for both the Company as well as MSG Sports within a single arrangement. The Company also derives revenue from similar types of arrangements which are entered into by MSG Sports. Payment terms for such arrangements can vary by contract, but payments are generally due in installments throughout the contractual term. The performance obligations included in each sponsorship agreement vary and may include advertising and other benefits such as, but not limited to, signage at The Garden and the Company’s other venues, digital advertising, event or property specific advertising, as well as non-advertising benefits such as suite licenses and event tickets. To the extent the Company’s multi-year arrangements provide for performance obligations that are consistent over the multi-year contractual term, such performance obligations generally meet the definition of a series as provided for under the accounting guidance. If performance obligations are concluded to meet the definition of a series, the contractual fees for all years during the contract term are aggregated and the related revenue is recognized proportionately as the underlying performance obligations are satisfied.
The timing of revenue recognition for each performance obligation is dependent upon the facts and circumstances surrounding the Company’s satisfaction of its respective performance obligation. The Company allocates the transaction price for such arrangements to each performance obligation within the arrangement based on the estimated relative standalone selling price of the performance obligation. The Company’s process for determining its estimated standalone selling prices involves management’s judgment and considers multiple factors including company specific and market specific factors that may vary depending upon the unique facts and circumstances related to each performance obligation. Key factors considered by the Company in developing an estimated standalone selling price for its performance obligations include, but are not limited to, prices charged for similar performance obligations, the Company’s ongoing pricing strategy and policies, and consideration of pricing of similar performance obligations sold in other arrangements with multiple performance obligations.
The Company may incur costs such as commissions to obtain its multi-year sponsorship agreements. The Company assesses such costs for capitalization on a contract by contract basis. To the extent costs are capitalized, the Company estimates the useful life of the related contract asset which may be the underlying contract term or the estimated customer life depending on the facts and circumstances surrounding the contract. The contract asset is amortized over the estimated useful life.
Principal versus Agent Revenue Recognition
The Company reports revenue on a gross or net basis based on management’s assessment of whether the Company acts as a principal or agent in the transaction. The determination of whether the Company acts as a principal or an agent in a transaction is based on an evaluation of whether the Company controls the good or service before transfer to the customer. When the

MADISON SQUARE GARDEN ENTERTAINMENT CORP.
NOTES TO CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS
(Continued)

Company concludes that it controls the good or service before transfer to the customer, the Company is considered a principal in the transaction and records revenue on a gross basis. When the Company concludes that it does not control the good or service before transfer to the customer but arranges for another entity to provide the good or service, the Company acts as an agent and records revenue on a net basis in the amount it earns for its agency service.
Revenue for the Company’s suite license arrangements is recorded on a gross basis, as the Company is the principal in such transactions and controls the related goods or services before transfer to the customer. MSG Sports is entitled to a share of the Company’s suite license revenue pursuant to the terms of the Arena License Agreements, which is recognized in the consolidated and combined statements of operations as a component of direct operating expenses.
For sponsorship agreements entered into by the Company or by MSG Sports that contain performance obligations satisfied solely by the Company, revenue is generally recorded on a gross basis as the Company is the principal with respect to such performance obligations and controls the related goods or services before transfer to the customer. In accordance with the Arena License Agreements, MSG Sports is entitled to a share of the revenue generated from certain signage performance obligations where the Company is the principal. The Company records this signage revenue on a gross basis and MSG Sports’ share of such revenue as a component of direct operating expenses within the combined statement of operations.
For the years ended June 30, 2020, 2019 and 2018, the Company recorded revenue-sharing expense of $110,002 (for the period of July 1, 2019 to April 17, 2020), $145,723, and $141,897, respectively, for MSG Sports’ share of the Company’s suite license and sponsorship revenue based upon the provisions of the underlying contractual arrangements for the period subsequent to the Entertainment Distribution, and on the basis of direct usage when specifically identified or allocated proportionally for all prior periods.
In connection with the Entertainment Distribution, the Company entered into advertising sales representation agreements with certain subsidiaries of MSG Sports. Pursuant to these agreements, the Company has the exclusive right and obligation to sell sponsorship assets on behalf of the respective subsidiaries of MSG Sports. The Company is entitled to both fixed and variable commissions under the terms of these agreements. The Company recognizes the fixed component ratably over the term of the arrangement which corresponds with Company’s satisfaction of its service-based performance obligations. Variable commissions are earned and recognized as the related sponsorship performance obligations are satisfied by MSG Sports. The Company is not the principal in such arrangements as it does not control the related goods or services prior to transfer to the customer. Since the Company acts as an agent under these arrangements, the Company recognizes the advertising commission revenue on a net basis.
The Company is also party to an advertising sales representation agreement with MSG Networks. Pursuant to the agreement, the Company has the exclusive right and obligation to sell advertising on behalf of MSG Networks. The Company is entitled to and earns commission revenue as the advertisements are aired on MSG Networks. Since the Company acts as an agent, the Company recognizes the advertising commission revenue on a net basis.
The Company’s revenue recognition policies that summarize the nature, amount, timing and uncertainty associated with each of the Company’s revenue sources are discussed further in each respective segment discussion below.
Entertainment Segment
The Company earns event related revenues principally from the sale of tickets for events that the Company produces or promotes/co-promotes, and from venue license fees charged to third-party promoters for events held at the Company’s venues that the Company does not produce or promote/co-promote. The Company’s performance obligations with respect to event-related revenues from the sale of tickets, venue license fees from third-party promoters, sponsorships, concessions and merchandise are satisfied at the point of sale or as the related event occurs. As a result of the agreements entered into in connection with the Entertainment Distribution, the Company also earns revenue from the provision of various event-related services that are incremental to MSG Sports’ general use of The Garden. The Company’s performance obligations with respect to these event-related services are satisfied as the related event occurs.
The Company’s revenues also include revenue from the license of The Garden’s suites. Suite license arrangements are generally multi-year fixed-fee arrangements that include annual fee increases. Payment terms for suite license arrangements can vary by contract, but payments are generally due in installments prior to each license year. The Company’s performance obligations under such arrangements is to provide the licensee with access to the suite when events occur at The Garden. The population of events generally includes both the Company’s events as well as MSG Sports’ events. The Company accounts for the performance obligation under these types of arrangements as a series and, as a result, the related suite license fees for all years during the license term are aggregated and revenue is recognized proportionately over the license period as the Company

MADISON SQUARE GARDEN ENTERTAINMENT CORP.
NOTES TO CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS
(Continued)

satisfies the related performance obligation. Progress toward satisfaction of the Company’s annual suite license performance obligations is measured as access to the suite is provided to the licensee for each event throughout the contractual term of the license.
The Company also earns revenues from the sale of advertising in the form of venue signage and other forms of sponsorship, which are not related to any specific event of the Company or MSG Sports. The Company’s performance obligations with respect to this advertising are satisfied as the related benefits are delivered over the term of the respective agreements.
The Company’s advertising sales representation commissions are reported within the Entertainment segment.
Amounts collected in advance of the Company’s satisfaction of its contractual performance obligations are recorded as a contract liability within deferred revenue and are recognized as the Company satisfies the related performance obligations. Amounts collected in advance of events for which the Company is not the promoter or co-promoter do not represent contract liabilities and are recorded as collections due to promoters on the accompanying consolidated and combined balance sheet.
Tao Group Hospitality Segment
Revenues from dining, nightlife and hospitality offerings through Tao Group Hospitality are recognized when food, beverages and/or services are provided to the customer as that is the point in which the related performance obligation is satisfied. In addition, management fee revenues which are earned in accordance with specific venue management agreements are recorded over the period in which the management services are performed as that reflects the measure of progress toward satisfaction of the Company’s venue management performance obligations.
Disaggregation of Revenue
The following table disaggregates the Company’s revenue by major source and reportable segment based upon the timing of transfer of goods or services to the customer, in accordance with ASC Subtopic 606-10-50-5, for the years ended June 30, 2020 and 2019:

	Year ended June 30, 2020
	Entertainment	Tao Group Hospitality	Eliminations	Total
Event-related and entertainment dining and nightlife offerings (a)	$390,691	$161,663	$(507)	$551,847
Sponsorship, signage and suite licenses	176,798	1,640	(1,091)	177,347
Other (b)	17,719	16,898	(875)	33,742
Total revenues from contracts with customers	$585,208	$180,201	$(2,473)	$762,936

	Year ended June 30, 2019
	Entertainment	Tao Group Hospitality	Eliminations	Total
Event-related and entertainment dining and nightlife offerings (a)	$529,737	$234,205	$(852)	$763,090
Sponsorship, signage and suite licenses	243,843	1,788	(873)	244,758
Other (b)	23,478	17,658	(75)	41,061
Total revenues from contracts with customers	$797,058	$253,651	$(1,800)	$1,048,909
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

(b)
Primarily consists of (i) advertising commission revenue from MSG Networks and MSG Sports and (ii) Tao Group Hospitality’s managed venue revenues. The Company’s other revenues also included revenues from Obscura Digital’s

MADISON SQUARE GARDEN ENTERTAINMENT CORP.
NOTES TO CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS
(Continued)

(“Obscura”) third-party production business, which the Company decided to wind down to focus on the development of MSG Sphere. After the Entertainment Distribution, the amount also includes revenues from advertising agency arrangement with MSG Sports.
In addition to the disaggregation of the Company’s revenue by major source based upon the timing of transfer of goods or services to the customer disclosed above, the following table disaggregates the Company’s combined revenues by type of goods or services in accordance with the required entity-wide disclosure requirements of FASB ASC Subtopic 280-10-50-38 to 40 and the disaggregation of revenue required disclosures in accordance with ASC Subtopic 606-10-50-5 for the years ended June 30, 2020, 2019 and 2018.

	Year ended June 30, 2020
	Entertainment	Tao Group Hospitality	Eliminations	Total
Ticketing and venue license fee revenues (a)	$310,971	$—	$—	$310,971
Sponsorship and signage, suite, and advertising commission / agency revenues	200,092	—	(1,091)	199,001
Revenues from entertainment dining and nightlife offerings (b)	—	180,201	(1,382)	178,819
Food, beverage and merchandise revenues	62,341	—	—	62,341
Other (c)	11,804	—	—	11,804
Total revenues from contracts with customers	$585,208	$180,201	$(2,473)	$762,936

	Year ended June 30, 2019
	Entertainment	Tao Group Hospitality	Eliminations	Total
Ticketing and venue license fee revenues (a)	$420,285	$—	$—	$420,285
Sponsorship and signage, suite, and advertising commission revenues	266,204	—	(873)	265,331
Revenues from entertainment dining and nightlife offerings (b)	—	253,651	(927)	252,724
Food, beverage and merchandise revenues	83,307	—	—	83,307
Other (c)	27,262	—	—	27,262
Total revenues from contracts with customers	$797,058	$253,651	$(1,800)	$1,048,909

	Year ended June 30, 2018
	Entertainment	Tao Group Hospitality	Eliminations	Total
Ticketing and venue license fee revenues (a)	$372,574	$—	$—	$372,574
Sponsorship and signage, suite, and advertising commission revenues	252,371	—	(364)	252,007
Revenues from entertainment dining and nightlife offerings (b)	—	242,814	—	242,814
Food, beverage and merchandise revenues	101,850	—	—	101,850
Other (c)	19,745	—	—	19,745
Total revenues from contracts with customers	$746,540	$242,814	$(364)	$988,990
_________________

(a)
Amounts include ticket sales, including other ticket-related revenue, and venue license fees from the Company’s events such as (i) concerts, (ii) the presentation of the Christmas Spectacular, and (iii) other live entertainment and sporting events. In

MADISON SQUARE GARDEN ENTERTAINMENT CORP.
NOTES TO CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS
(Continued)

addition, the amount for the years ended June 30, 2019 and 2018 includes revenues from the booking agreement with the Wang Theatre, which expired in February 2019.

(b)	Primarily consist of revenues from (i) entertainment dining and nightlife offerings and (ii) venue management agreements.

(c)
Amounts include revenues from Obscura’s third-party production business, which decreased significantly for Fiscal Year 2020 as compared to the prior year periods due to the Company’s decision to wind down Obscura’s third-party production business to focus those resources on the MSG Sphere development.

Contract Balances
The timing of revenue recognition, billings and cash collections results in billed receivables, contract assets and contract liabilities on the consolidated and combined balance sheet. For Fiscal Year 2020, the Company did not have any material impairment losses on contract assets arising from contracts with customers. The following table provides information about contract balances from the Company’s contracts with customers as of June 30, 2020 and July 1, 2018.

	June 30,
	2020	2019
Receivables from contracts with customers, net (a)	$59,828	$81,170
Contract assets, current (b)	3,850	6,873
Deferred revenue, including non-current portion (c)	193,112	197,047
_________________

(a)
Receivables from contracts with customers, which are reported in Accounts receivable, net and Net related party receivables in the Company’s consolidated and combined balance sheets, represent the Company’s unconditional rights to consideration under its contracts with customers. As of June 30, 2020 and 2019, the Company’s receivables from contracts with customers above included $2,644 and $126, respectively, related to various related parties. See Note 19 for further details on these related party arrangements.

(b)
Contract assets, which are reported as Other current assets in the Company’s consolidated and combined balance sheets, primarily relate to the Company’s rights to consideration for goods or services transferred to the customer, for which the Company does not have an unconditional right to bill as of the reporting date. Contract assets are transferred to accounts receivable once the Company’s right to consideration becomes unconditional.

(c)
Deferred revenue primarily relates to the Company’s receipt of consideration from a customer in advance of the Company’s transfer of goods or services to that customer. Deferred revenue is reduced and the related revenue is recognized once the underlying goods or services are transferred to the customer. Revenue recognized for the year ended June 30, 2020 relating to the deferred revenue balance as of June 30, 2019 was $164,297.

Transaction Price Allocated to the Remaining Performance Obligations
The following table depicts the estimated revenue expected to be recognized in the future related to performance obligations that are unsatisfied (or partially unsatisfied) as of June 30, 2020. This primarily relates to performance obligations under sponsorship and suite license agreements. In developing the estimated revenue, the Company applies the allowable practical expedient and does not disclose information about remaining performance obligations that have original expected durations of one year or less.

Fiscal year ending June 30, 2021	$101,542
Fiscal year ending June 30, 2022	147,709
Fiscal year ending June 30, 2023	95,968
Fiscal year ending June 30, 2024	51,912
Fiscal year ending June 30, 2025	40,446
Thereafter	62,870
$500,447

MADISON SQUARE GARDEN ENTERTAINMENT CORP.
NOTES TO CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS
(Continued)

Note 5. Computation of Earnings (Loss) per Common Share
On the Entertainment Distribution Date, 23,992 shares of the Company’s Class A Common Stock were distributed to MSG Sports stockholders as of the Record Date and were outstanding as of April 17, 2020. This share amount was being utilized for the calculation of basic earnings (loss) per share for the periods prior to the Entertainment Distribution because the Company was a wholly-owned subsidiary of MSG Sports prior to the Entertainment Distribution Date. In addition, the computation of diluted earnings per share equals the basic earnings (loss) per common share calculation since there was no stock trading information available to compute dilutive effect of shares issuable under share-based compensation plans needed under the treasury method in accordance with ASC Topic 260, Earnings Per Share.
The following table presents a reconciliation of weighted-average shares used in the calculations of basic and diluted earnings (loss) per common share attributable to the Company’s stockholders.

	Years Ended June 30,
	2020	2019	2018
Weighted-average shares (denominator):
Weighted-average shares for basic EPS (a)	23,998	23,992	23,992
Dilutive effect of shares issuable under share-based compensation plans	19	—	—
Weighted-average shares for diluted EPS (a)	24,017	23,992	23,992
Weighted-average anti-dilutive shares	522	—	—
_________________

(a)
See the Consolidated and Combined Statements of Operations for how the weighted-average shares were derived for the years ended June 30, 2019 and 2018 and for the period prior to the Entertainment Distribution in Fiscal Year 2020.

Note 6. Cash, Cash Equivalent and Restricted Cash

The following table provides a summary of the amounts recorded as cash, cash equivalents and restricted cash.

	As of
	June 30, 2020	June 30, 2019	June 30, 2018	June 30, 2017
Captions on the consolidated and combined balance sheets:
Cash and cash equivalents	$906,555	$1,082,055	$1,225,645	$1,237,183
Restricted cash (a)	17,749	10,010	6,711	4,725
Cash, cash equivalents and restricted cash on the consolidated and combined statements of cash flows	$924,304	$1,092,065	$1,232,356	$1,241,908
_________________

(a)	See Note 2 for more information regarding the nature of restricted cash.

MADISON SQUARE GARDEN ENTERTAINMENT CORP.
NOTES TO CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS
(Continued)

Note 7. Investments and Loans to Nonconsolidated Affiliates
The Company’s investments and loans to nonconsolidated affiliates which are accounted for under the equity method of accounting and equity investments without readily determinable fair values in accordance with ASC Topic 323, Investments - Equity Method and Joint Ventures and ASC Topic 321, Investments - Equity Securities, respectively, consisted of the following:

	Ownership Percentage	Investment	Loan	Total
June 30, 2020
Equity method investments:
SACO Technologies Inc. (“SACO”)	30%	$40,461	$—	$40,461
Others		8,661	—	8,661
Equity investments without readily determinable fair values (a) (d)		3,500	—	3,500
Total investments and loans to nonconsolidated affiliates		$52,622	$—	$52,622

June 30, 2019
Equity method investments:
SACO	30%	$44,321	$—	$44,321
Tribeca Enterprises LLC (“Tribeca Enterprises”) (b)	50%	—	18,000	18,000
Others		8,372	—	8,372
Equity investments without readily determinable fair values (a) (c) (d)		13,867	—	13,867
Total investments and loans to nonconsolidated affiliates		$66,560	$18,000	$84,560
_________________

(a)
In accordance with the ASC Topic 321, Investments - Equity Securities, the Company applies the measurement alternative to its equity investments without readily determinable fair values. Under the measurement alternative, equity securities without readily determinable fair values are accounted for at cost, adjusted for impairment and changes resulting from observable price fluctuations in orderly transactions for the identical or a similar investment of the same issuer, which is classified within Level III of the fair value hierarchy. For Fiscal Year 2020, the Company recorded an impairment charge of $533. For Fiscal Year 2019, the Company recorded a $3,738 increase in carrying value from observable price fluctuations and an impairment charge of $398.

(b)
On August 5, 2019, immediately prior to the sale of the Company’s equity capital in Tribeca Enterprises for $18,000, the Company contributed the $18,000 of indebtedness under the Company’s revolving credit facility to the Company’s equity capital in Tribeca Enterprises.

(c)
As of June 30, 2019, the Company’s equity investment in equity without readily determinable fair value included a $9,834 investment in DraftKings Inc. (“DraftKings”). DraftKings became a publicly traded company in April 2020. Accordingly, the Company began accounting for its investment in DraftKings as an equity investment with a readily determinable fair value in accordance the ASC Topic 321, Investments - Equity Securities. See section “Equity Investment with Readily Determinable Fair Values” below for further discussion.

(d)	The following tables summarize the changes in the Company’s equity investments without readily determinable fair values for which the Company has used Level III inputs to determine fair value:

Balance, beginning of period	$13,867
Transfer out of Level III to Level I for investment in DraftKings	(9,834)
Impairment charge	(533)
Balance, end of period	$3,500

MADISON SQUARE GARDEN ENTERTAINMENT CORP.
NOTES TO CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS
(Continued)

Equity Method Investments
The Company determined that these investments are not VIEs and therefore each were analyzed under the voting model. The Company determined that due to a lack of a voting majority and consistent with the accounting for partnership (or similar entities) interests, it does not control these entities. Accordingly, the Company accounts for these investments under the equity method of accounting in accordance with ASC Topic 323. For investments in limited liability companies in which the Company has an ownership interests that exceeds 3-5%, the Company also accounts for such investments under the equity method of accounting.
Tribeca Enterprises
In March 2014, the Company acquired a 50% interest in Tribeca Enterprises for $22,500. Tribeca Enterprises owns and operates the Tribeca Film Festival and certain other businesses. The Company sold its equity capital in Tribeca Enterprises on August 5, 2019 for $18,000. In connection with accepting the offer to sell its 50% ownership interest in Tribeca Enterprises, including the $17,500 loan outstanding under the revolving credit facility extended by the Company to Tribeca Enterprises and related payments-in-kind (“PIK”) interest, the Company recorded an impairment charge of $8,133 during the three months ended June 30, 2019. The impairment charge, which is reported as Earnings (loss) in equity method investments in the accompanying combined statement of operations for Fiscal Year 2019, consisted of $3,016 in the carrying value of PIK interest and $5,117 in the carrying value of the equity method investment. On August 5, 2019, the Company contributed to Tribeca Enterprises the $18,000 of indebtedness under the Company’s revolving credit facility to the Company’s equity capital in Tribeca Enterprises immediately prior to the sale of the Company’s equity capital in Tribeca Enterprises for $18,000.
SACO
In July 2018, the Company acquired a 30% interest in SACO, a global provider of high-performance LED video lighting and media solutions, for a total consideration of approximately $47,244. The Company is utilizing SACO as a preferred display technology provider for MSG Spheres and is benefiting from agreed upon commercial terms. The total consideration consisted of a $42,444 payment at closing and a $4,800 deferred payment, which was made in October 2018. As of the acquisition date, the carrying amount of the investment was greater than the Company’s equity interest in the underlying net assets of SACO. As such, the Company allocated the difference to amortizable intangible assets of $25,350 and is amortizing these intangible assets on a straight-line basis over the expected useful lives ranging from 6 years to 12 years.
In addition, the Company also has other investments in various entertainment and hospitality companies and related technologies, accounted for either under the equity method or at fair value.
Equity Investment with Readily Determinable Fair Value
In addition to the investments discussed above, the Company holds investments of (i) 3,208 shares of the common stock of Townsquare Media, Inc. (“Townsquare”), (ii) 1,280 shares of common stock of DraftKings, and (iii) 9 warrants to purchase common stock of DraftKings. Townsquare is a media, entertainment and digital marketing solutions company that is listed on the New York Stock Exchange (“NYSE”) under the symbol “TSQ.” DraftKings is a fantasy sports contest and sports gambling provider that was listed on the NASDAQ Stock Market (“NASDAQ”) under the symbol “DKNG” for its common stock and under the symbol “DKNGZ” for its warrants as of June 30, 2020. The fair value of the Company’s investments in Townsquare and DraftKings are determined based on quoted market prices in active markets on the NYSE and NASDAQ, respectively, which are classified within Level I of the fair value hierarchy.
The cost basis and the carrying fair value of these investments, which are reported under Other assets in the accompanying consolidated and combined balance sheets as of June 30, 2020 and 2019, are as follow:

	Balance as of June 30, 2020
Equity Investment with Readily Determinable Fair Values	Units / Shares Held	Cost Basis	Carrying value / Fair value
Townsquare common stock	3,208	$23,222	$14,340
DraftKings common stock	1,280	8,798	42,589
DraftKings warrant	9	22	132
Total		$32,042	$57,061

MADISON SQUARE GARDEN ENTERTAINMENT CORP.
NOTES TO CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS
(Continued)

	Balance as of June 30, 2019
Equity Investment with Readily Determinable Fair Value	Units / Shares Held	Cost Basis	Carrying value / fair value
Townsquare common stock	3,208	$23,222	$17,260
Total		$23,222	$17,260

For Fiscal Year 2020, the Company recorded an unrealized gain of 34,197 on the investments in DraftKings and an unrealized loss of $2,920 on the investment in Townsquare. In addition, the Company sold 197 shares of DraftKings common stock, resulting in net proceeds of $7,659 and a realized gain of $6,531 for Fiscal Year 2020. The realized and unrealized gains and losses on investments discussed above are reported under Miscellaneous income (expense), net in the accompanying consolidated and combined statement of operations. See Note 20. Segment Information for addition information.
Summarized Financial Information for Equity Method Investments

The following is summarized financial information for all of the Company’s equity method investments as required by the guidance in SEC Regulation S-X Rule 4-08(g). The amounts shown below represent 100% of these equity method investments’ financial position and results of operations.

	As of
Balance Sheet (a)	June 30, 2020	June 30, 2019
Current assets	$53,700	$83,635
Noncurrent assets	235,154	341,457
	$288,854	$425,092

Current liabilities	$31,416	$335,533
Noncurrent liabilities	126,489	33,588
Noncontrolling interests	—	27,347
Shareholders’ equity	130,949	28,624
	$288,854	$425,092

	Years Ended June 30,
Results of Operations (a)	2020	2019 (a)	2018
Revenues	$86,968	$305,145	$308,070
Income (loss) from continuing operations	(9,505)	8,461	(19,016)
Net income (loss)	(9,505)	8,816	(19,016)
Net income (loss) attributable to controlling interest	(9,505)	5,281	(21,845)
_________________

(a)
Balance sheet information above did not include equity method investees that were sold during the respective fiscal year. For equity method investments that were sold in Fiscal Year 2019, the results of operations information included the activities for those equity method investees until the date of sale. In addition, the Company did not include results of operations information from Tribeca Enterprises for the year ended June 30, 2020 since the Company did not record any earnings from this investment in Fiscal Year 2020 prior to the disposal in August 2019.

MADISON SQUARE GARDEN ENTERTAINMENT CORP.
NOTES TO CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS
(Continued)

Note 8. Property and Equipment
As of June 30, 2020 and 2019, property and equipment consisted of the following assets:

	June 30, 2020 (a)	June 30, 2019	Estimated Useful Lives
Land	$141,638	$167,405
Buildings	993,206	1,091,851	Up to	40 years
Equipment	345,314	318,301	1 year	to	20 years
Aircraft	38,090	38,090	20 years
Furniture and fixtures	42,389	53,242	1 year	to	10 years
Leasehold improvements	170,585	180,111	Shorter of term of lease or life of improvement
Construction in progress	685,382	232,390
	2,416,604	2,081,390
Less accumulated depreciation and amortization (b)	(770,489)	(732,268)
	$1,646,115	$1,349,122

_________________

(a)
In connection with the execution of the MIPA on March 24, 2020, and subsequent sale of the Forum in Inglewood to CAPSS LLC (see Note 3) on May 1, 2020, the Company disposed of $103,065 of property and equipment, net of accumulated depreciation and amortization of $49,490, which substantially consisted of buildings and, to a lesser extent, land.

(b)
During Fiscal Year 2020, the Company recorded a non-cash impairment charge of $8,047 for long-lived assets associated with two venues within the Company’s Tao Group Hospitality reportable segment. See Note 1 for further details.

The increase in Construction in progress is primarily associated with the development and construction of MSG Spheres in Las Vegas and London. The property and equipment balances above include $78,618 and $32,238 of capital expenditure accruals as of June 30, 2020 and 2019, respectively, which are reflected in “Other accrued liabilities” in the accompanying consolidated and combined balance sheets.
Depreciation and amortization expense on property and equipment was $91,148, $95,904 and $98,145 for the years ended June 30, 2020, 2019 and 2018, respectively.
Note 9. Leases
The Company’s leases primarily consist of certain live-performance venues, entertainment dining and nightlife venues, corporate office space, storage and, to a lesser extent, office and other equipment. The Company determines whether an arrangement contains a lease at the inception of the arrangement. If a lease is determined to exist, the lease term is assessed based on the date when the underlying asset is made available by the lessor for the Company’s use. The Company’s assessment of the lease term reflects the non-cancellable term of the lease, inclusive of any rent-free periods and/or periods covered by early-termination options which the Company is reasonably certain not to exercise, as well as periods covered by renewal options which the Company is reasonably certain to exercise. The Company also determines lease classification as either operating or finance at lease commencement, which governs the pattern of expense recognition and the presentation reflected in the consolidated and combined statements of operations and statements of cash flows over the lease term.
For leases with a term exceeding 12 months, a lease liability is recorded on the Company’s consolidated and combined balance sheet at lease commencement reflecting the present value of the fixed minimum payment obligations over the lease term. A corresponding ROU asset equal to the initial lease liability is also recorded, adjusted for any prepaid rent and/or initial direct costs incurred in connection with execution of the lease and reduced by any lease incentives received.

MADISON SQUARE GARDEN ENTERTAINMENT CORP.
NOTES TO CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS
(Continued)

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
As of June 30, 2020, the Company’s existing operating leases, which are recorded on the accompanying financial statements, have remaining lease terms ranging from 6 months to 18.25 years. In certain instances, leases include options to renew, with varying option terms in each case. The exercise of lease renewal options is generally at the Company’s discretion and is considered in the Company’s assessment of the respective lease term. The Company’s lease agreements do not contain material residual value guarantees or material restrictive covenants.
The following table summarizes the ROU assets and lease liabilities recorded on the Company’s consolidated balance sheet as of June 30, 2020:

	Line Item in the Company’s Consolidated Balance Sheet
Right-of-use assets:
Operating leases	Right-of-use lease assets	$220,328
Lease liabilities:
Operating leases, current	Operating lease liabilities, current	$53,388
Operating leases, noncurrent	Operating lease liabilities, noncurrent	174,219
Total lease liabilities		$227,607

The following table summarizes the activity recorded within the Company’s consolidated and combined statement of operations for the year ended June 30, 2020:

	Line Item in the Company’s Consolidated and Combined Statement of Operations
Operating lease cost	Direct operating expenses	$32,348
Operating lease cost	Selling, general and administrative expenses	19,525
Short-term lease cost	Direct operating expenses	348
Variable lease cost	Direct operating expenses	4,008
Variable lease cost	Selling, general and administrative expenses	61
Total lease cost		$56,290

MADISON SQUARE GARDEN ENTERTAINMENT CORP.
NOTES TO CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS
(Continued)

Supplemental Information
For Fiscal Year 2020, cash paid for lease arrangements totaled $54,980. For the year ended June 30, 2020, the Company obtained $16,765 of ROU assets in exchange for operating lease liabilities related to three leases.
During Fiscal Year 2020, a net non-cash impairment charge of $5,646 was recorded for the right-of-use lease assets, net of related lease liabilities, associated with two venues within the Company’s Tao Group Hospitality reportable segment, upon the decision to close the venues and the Company being released from the obligation to make future payments under the respective lease agreements. See Note 1 for further details. In addition, in connection with COVID-19 related shutdown of its venues, Tao Group Hospitality has negotiated, and continues to negotiate, rent concessions with landlords for certain of its leased venues. The Company has elected to apply the temporary practical expedient to account for such rent abatement concessions as if they were contemplated as part of the existing venue lease contracts. Accordingly, the Company accounted for such concessions as negative variable lease cost in the amount of the rent abatement concessions received during the fourth quarter of Fiscal Year 2020.
The weighted average remaining lease term for operating leases recorded on the accompanying consolidated balance sheet as of June 30, 2020 was 6.0 years. The weighted average discount rate was 9.12% as of June 30, 2020 and represented the Company’s estimated incremental borrowing rate, assuming a secured borrowing, based on the remaining lease term at the time of either (i) adoption of the standard or (ii) the period in which the lease term expectation was modified.
Maturities of operating lease liabilities as of June 30, 2020 are as follows:

Fiscal year ending June 30, 2021	$56,829
Fiscal year ending June 30, 2022	57,644
Fiscal year ending June 30, 2023	53,291
Fiscal year ending June 30, 2024	38,204
Fiscal year ending June 30, 2025	22,356
Thereafter	91,152
Total lease payments	319,476
Less imputed interest	91,869
Total lease liabilities (a)	$227,607
________________

(a)	Operating lease payments exclude minimum lease payments related to a location associated with the entertainment dining and nightlife offerings as the Company has not yet taken possession of the space.
Lessor Arrangements
In connection with the Entertainment Distribution, the Company entered into Arena License Agreements with MSG Sports that, among other things, require the Knicks and the Rangers to play their home games at The Garden in exchange for fixed monthly license fees over the term of the agreements. The Company accounts for these license fees as operating lease revenue given that the Company provides MSG Sports with the right to direct the use of and obtain substantially all of the economic benefit from The Garden during Knicks and Rangers home games. Operating lease revenue is recognized on a straight-line basis over the lease term. In the case of the Arena License Agreements, the lease terms relate to non-consecutive periods of use when MSG Sports uses The Garden for their home games, and operating lease revenue is therefore recognized ratably as events occur.
The Arena License Agreements provide that license fees are not required to be paid by MSG Sports during periods when The Garden is unavailable for use due to a force majeure event. As a result of government-mandated suspension of events at The Garden beginning on March 13, 2020 due to the impact of the COVID-19 pandemic, The Garden has not been available for use by MSG Sports since the effective date of the Arena License Agreements, and, accordingly, the Company did not record any operating lease revenue for this arrangement during Fiscal Year 2020.

MADISON SQUARE GARDEN ENTERTAINMENT CORP.
NOTES TO CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS
(Continued)

Note 10. Goodwill and Intangible Assets
The carrying amounts and activity of goodwill from June 30, 2018 through June 30, 2020 are as follows:

	Entertainment	Tao Group Hospitality	Total
Balance as of June 30, 2018	$58,979	$88,583	$147,562
Acquisition of BCE	12,728	—	12,728
Acquisition of Obscura	5,268	—	5,268
Balance as of June 30, 2019	$76,975	$88,583	$165,558
Allocation to the assets held for sale, subsequently sold (a)	(2,666)	—	(2,666)
Goodwill impairment (b)	—	(88,583)	(88,583)
Balance as of June 30, 2020	$74,309	$—	$74,309
________________

(a)
In connection with the execution of the MIPA on March 24, 2020, pursuant to which the Company agreed to sell the Forum in Inglewood to CAPSS LLC (see Note 3), the Company allocated $2,666 of goodwill associated with the Forum to assets held for sale in accordance with FASB ASC Topic 350, Intangibles - Goodwill and Other, ASC Subtopics 350-20-40-1 to 350-20-40-7. The allocation of goodwill to the Forum was based on the fair value of the Forum compared to the fair value of the Company’s reporting unit. The fair value of the Company’s reporting unit and the Forum were based on unobservable inputs classified within Level III of the fair value hierarchy, primarily from utilizing the discounted cash flow model, which is an income-based approach. Subsequent to this reclassification, the transaction closed on May 1, 2020.

(b)
During the first quarter of Fiscal Year 2020, the Company performed its annual impairment test of goodwill and determined that there were no impairments of goodwill identified for any of its reporting units as of the impairment test date. During the third quarter of Fiscal Year 2020, the Company’s operating results have been, and continue to be, materially impacted by the COVID-19 pandemic (see Note 1 “Impact of the COVID-19 Pandemic”). While the Company concluded that the effects of the COVID-19 pandemic would not more likely than not reduce the fair value of its Entertainment reporting unit below its carrying amount, the Company concluded that a triggering event had occurred for its Tao Group Hospitality reporting unit as of March 31, 2020 and performed an interim impairment test. For the interim impairment test, the Company estimated the fair value of the Tao Group Hospitality reporting unit based on a discounted cash flow model (income approach). This approach relied on numerous assumptions and judgments that were subject to various risks and uncertainties. Principal assumptions utilized, all of which are considered Level III inputs under the fair value hierarchy, include the Company’s estimates of future revenue and terminal growth rates, margin assumptions and the discount rate applied to estimate future cash flows. In the fourth quarter of Fiscal Year 2020, the Company completed an evaluation of the subsequent activity. As a result, the Company recorded a non-cash goodwill impairment charge of $88,583 during Fiscal Year 2020.

The Company’s indefinite-lived intangible assets, all of which are within the Entertainment segment, as of June 30, 2020 and 2019 are as follows:

	June 30, 2020	June 30, 2019
Trademarks (a)	61,881	62,421
Photographic related rights (b)	1,920	3,000
	$63,801	$65,421

_________________

(a)
In connection with the execution of the MIPA on March 24, 2020, pursuant to which the Company agreed to sell the Forum in Inglewood to CAPSS LLC (see Note 3), the Company reclassified $540 of indefinite-lived intangible assets associated with the Forum to the assets held for sale in accordance with FASB ASC Topic 350, Intangibles - Goodwill and Other, ASC Subtopics 350-20-40-1 to 350-20-40-7. Subsequent to this reclassification, the transaction closed on May 1, 2020.

MADISON SQUARE GARDEN ENTERTAINMENT CORP.
NOTES TO CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS
(Continued)

(b)	The decrease was due to a balance transfer of photographic related rights to MSG Sports made in connection with the Entertainment Distribution.
During the first quarter of Fiscal Year 2020, the Company performed its annual impairment test of identifiable indefinite-lived intangible assets and determined that there were no impairments identified as of the impairment test date.
The Company’s intangible assets subject to amortization are as follows:

June 30, 2020	Estimated Useful Lives			Gross	Accumulated Amortization	Net
Trade names (a)	10 years	to	25 years	$97,530	$(20,774)	$76,756
Venue management contracts	12 years	to	25 years	79,000	(15,590)	63,410
Favorable lease assets (b)				—	—	—
Non-compete agreements			5.75 years	9,000	(5,348)	3,652
Festival rights			15 years	8,080	(2,156)	5,924
Other intangibles (c)			15 years	4,217	(3,533)	684
				$197,827	$(47,401)	$150,426

June 30, 2019	Gross	Accumulated Amortization	Net
Trade names (a)	$98,530	$(11,346)	$87,184
Venue management contracts	79,000	(9,887)	69,113
Favorable lease assets (b)	54,253	(10,382)	43,871
Non-compete agreements	9,000	(3,391)	5,609
Festival rights	8,080	(1,617)	6,463
Other intangibles (c)	6,717	(4,566)	2,151
	$255,580	$(41,189)	$214,391

_________________

(a)	During Fiscal Year 2020, the Company recorded a non-cash impairment charge of $3,541 associated with one venue within Tao Group Hospitality (see Note 1 “Impact of the COVID-19 Pandemic”).

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

(c)	The decreases in the Other intangibles gross and accumulated amortization balances related to the retirement of an Obscura asset after it was fully amortized on an accelerated basis.
Amortization expense for intangible assets, excluding the amortization of favorable lease assets of $4,696 and $4,874 for the years ended June 30, 2019 and 2018, respectively, which is reported in rent expense, was $13,751, $13,439 and $13,913 for the years ended June 30, 2020, 2019 and 2018, respectively.

MADISON SQUARE GARDEN ENTERTAINMENT CORP.
NOTES TO CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS
(Continued)

The Company expects its annual amortization expense for existing intangible assets subject to amortization for each fiscal year from 2021 through 2025 to be as follows:

Fiscal year ending June 30, 2021	$11,536
Fiscal year ending June 30, 2022	$11,536
Fiscal year ending June 30, 2023	$10,334
Fiscal year ending June 30, 2024	$9,690
Fiscal year ending June 30, 2025	$9,690

Note 11. Commitments and Contingencies
Contractual Obligations and Off Balance Sheet Arrangements
The Company has various long-term noncancelable operating lease agreements, primarily for Company venues, including Tao Group Hospitality venues, and various corporate offices expiring at various dates through 2038. Certain leases include renewal provisions at the Company’s option and provide for additional rent based on sales.
Prior to ASC Subtopic 842, the rent expense associated with such operating leases was recognized on a straight-line basis over the initial lease term. The difference between rent expense and rent paid was recorded as deferred rent. Under this treatment, rent expense including amortization of favorable lease assets and an unfavorable lease liability under these lease agreements totaled $57,037 and $52,804 for the years ended June 30, 2019 and 2018, respectively. Pursuant to the adoption of ASC Subtopic 842 on July 1, 2019, rent expense totaled to $56,290 for Fiscal Year 2020. The accounting treatment of rent expense under ASC Subtopic 842 is further detailed in Note 9.
In addition, the Company has certain future cash payments required under contracts entered into by the Company in the normal course of business and outstanding letters of credit.
As of June 30, 2020, future minimum rental payments under leases having noncancelable initial lease terms, other cash payments required under contracts entered into by the Company in the normal course of business in excess of one year and outstanding letters of credit are as follows:

	Off-Balance Sheet Commitments			On-Balance Sheet Commitments
	Contractual Obligations	Letters of Credits(a)	Total(b)	Leases(c)	Debt Repayments(d)	Other(e)	Total (f) (g)
Fiscal year ending June 30, 2021	$2,926	$9,664	$12,590	$56,829	$5,637	$89,149	$164,205
Fiscal year ending June 30, 2022	190	—	190	57,644	6,250	118	64,202
Fiscal year ending June 30, 2023	—	—	—	53,291	10,000	118	63,409
Fiscal year ending June 30, 2024	—	—	—	38,204	12,500	118	50,822
Fiscal year ending June 30, 2025	—	—	—	22,356	—	60	22,416
Thereafter	—	—	—	91,152	—	—	91,152
	$3,116	$9,664	$12,780	$319,476	$34,387	$89,563	$456,206
_________________

(a)	Consists of letters of credit obtained by the Company as collateral for development of MSG Sphere in Las Vegas and lease agreements of the Company and Tao Group Hospitality.

MADISON SQUARE GARDEN ENTERTAINMENT CORP.
NOTES TO CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS
(Continued)

(b)
Off balance sheet arrangements disclosed in the table above do not include MSG Sphere related commitments of approximately $1,220,000 that are not reflected on the balance sheet. Such arrangements are associated with the development and construction of MSG Sphere in Las Vegas. The timing of the future cash payments disclosed is uncertain and may change as the development and construction of MSG Sphere in Las Vegas progresses.

(c)
Includes contractually obligated minimum lease payments for operating leases having an initial noncancelable term in excess of one year for the Company’s venues, including the Tao Group Hospitality venues and various corporate offices. These commitments are presented exclusive of the imputed interest used to reflect the payment’s present value. See Note 9 for more information.

(d)
See Note 13 for more information surrounding the principal repayments required under the Tao Senior Secured Credit Facilities and a note with respect to a loan received by BCE from its noncontrolling interest holder that is due in April 2021.

(e)	Includes MSG Sphere related commitments of approximately $74,955 associated with the development and construction of MSG Sphere in Las Vegas, all due within fiscal year 2021.

(f)
Pension obligations have been excluded from the table above as the timing of the future cash payments is uncertain. See Note 14 for information on the future funding requirements under our pension obligations.

(g)
In connection with the Entertainment Distribution, the Company entered into delayed draw term loan credit agreements with subsidiaries of MSG Sports (“DDTL Facilities”). Pursuant to the DDTL Facilities, two of MSG Sports’ subsidiaries, MSG NYK Holdings, LLC and MSG NYR Holdings, LLC, may draw up to $110,000 and $90,000, respectively, until October 17, 2021 subject to certain conditions. The lending requirements under DDTL Facilities have been excluded from the table above as the timing of the future cash payments is uncertain.

Under the terms of lease agreements and related guaranties, subsidiaries of the Company have certain operating requirements, with one of these subsidiaries being also required to meet a certain net worth obligation. In the event that these subsidiaries were to fail to meet the required obligations and were unable to avail themselves of the cure options, the landlord could terminate the lease.
The Company and a subsidiary of the Sands entered into a 50-year ground lease in Las Vegas pursuant to which the Company has agreed to construct a large-scale venue. The Company has announced plans to construct an MSG Sphere on that site. The ground lease has no fixed rent; however, if certain return objectives are achieved, Sands will receive 25% of the after-tax cash flow in excess of such objectives.
Tao Group Hospitality equityholders have the right to put their equity interests in Tao Group Hospitality to a subsidiary of the Company. The purchase price is at fair market value subject to a floor. Consideration paid upon exercise of such put right shall be, at the Company’s option, in cash, debt, or our Class A Common Stock, subject to certain limitations.
Legal Matters
The Company is a defendant in various lawsuits. Although the outcome of these lawsuits cannot be predicted with certainty (including the extent of available insurance, if any), management does not believe that resolution of these lawsuits will have a material adverse effect on the Company.

MADISON SQUARE GARDEN ENTERTAINMENT CORP.
NOTES TO CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS
(Continued)

Note 12. Fair Value Measurements
The following table presents the Company’s assets that are measured at fair value within Level I of the fair value hierarchy on a recurring basis, which include cash equivalents, short-term investments and an equity investment with readily determinable fair value:

	Fair Value Hierarchy	June 30,
		2020	2019
Assets:
Commercial paper	I	$—	$169,707
Money market accounts	I	—	101,517
Time deposits	I	777	789,833
U.S. treasury bills	I	999,887	—
Equity investment with readily determinable fair value	I	57,061	17,260
Total assets measured at fair value		$1,057,725	$1,078,317

All assets listed above are classified within Level I of the fair value hierarchy as they are valued using observable inputs that reflect quoted prices for identical assets in active markets. The carrying amount of the Company’s commercial paper, money market accounts, time deposits and U.S. treasury bills approximates fair value due to their short-term maturities. See Note 7 for for more information on the Company’s equity investment with readily determinable fair value.
The carrying value and fair value of the Company’s financial instruments reported in the accompanying consolidated and combined balance sheets are as follows:

	June 30, 2020		June 30, 2019
	Carrying Value	Fair Value	Carrying Value	Fair Value
Assets
Notes receivable, including interest accruals (a)	$6,328	$6,328	$13,348	$13,348
Short-term investments (a)	337,192	337,192	108,416	108,416
Equity investment with readily determinable fair value (b)	57,061	57,061	17,260	17,260
Subordinated term loan receivable (c)	—	—	58,735	57,711
Liabilities
Long-term debt, including current portion (d)	33,750	32,367	55,000	54,883
_________________

(a)
The Company’s notes receivable are invested with banking institutions as collateral for issuances of letters of credit. In addition, the Company’s short-term investments consist of investments that (i) have original maturities of greater than three months and (ii) can be converted into cash by the Company within one year. As of June 30, 2020, the Company’s short-term investments included $299,942 in U.S. treasury bills and $37,250 in term deposits. The Company’s short-term investments as of June 30, 2019 were in term deposits. The short-term investments in U.S. treasury bills are classified within Level I of the fair value hierarchy. The Company’s notes receivable and short-term investments in term deposits are carried at cost, including interest accruals, which approximate fair value and are classified within Level III of the fair value hierarchy.

(b)
See Note 7. Investments and Loans to Nonconsolidated Affiliates — Equity Investment with Readily Determinable Fair Value for more information on the Company’s equity investment with readily determinable fair value.

(c)
In connection with the sale of the Company’s joint venture interest in AMSGE in December 2018, the $63,500 outstanding balance under the revolving credit facility extended by the Company to AMSGE was converted to a subordinated term loan with an original maturity date of September 20, 2021. The subordinated loan was assumed by an affiliate of AMSGE. During Fiscal Year 2019, the Company received a $4,765 principal repayment. In December 2019, the Company received a $58,735 principal repayment for the remaining outstanding balance. The Company’s subordinated term loan receivable

MADISON SQUARE GARDEN ENTERTAINMENT CORP.
NOTES TO CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS
(Continued)

was classified within Level II of the fair value hierarchy as it was valued using quoted indices of similar securities for which the inputs are readily observable.

(d)
On May 23, 2019, Tao Group Intermediate Holdings LLC and Tao Group Operating LLC entered into a $40,000 five-year term loan facility and a $25,000 five-year revolving facility. The Company’s long-term debt is classified within Level II of the fair value hierarchy as it is valued using quoted indices of similar securities for which the inputs are readily observable. See Note 13 for more information and outstanding balances on this long-term debt.

Contingent Consideration Liabilities
In connection with the Tao Group Hospitality acquisition on January 31, 2017, the Company may be required to pay an earn-out of up to approximately $25,500, if certain performance conditions based upon earnings growth are met during the first five years following the transaction. The Company recorded $7,900 as the initial fair value of contingent consideration liabilities as a part of the purchase price. The fair value was estimated using a Monte-Carlo simulation model which included significant unobservable Level III inputs such as projected financial performance over the earn-out period (five years) along with estimates for market volatility and the discount rate applicable to potential cash payouts.
The following table provides a reconciliation of the contingent consideration liabilities in connection with the Tao Group Hospitality acquisition discussed above:

Balance as of June 30, 2018	$5,540
Change in fair value of contingent consideration (a)	(4,330)
Balance as of June 30, 2019	$1,210
Change in fair value of contingent consideration (a)	(1,210)
Balance as of June 30, 2020	$—
_________________

(a)
The change in fair value of contingent consideration was recorded within Selling, general and administrative expenses in the accompanying consolidated and combined statements of operations for the years ended June 30, 2020 and 2019, respectively.

Note 13. Credit Facilities
Tao Credit Facilities
On May 23, 2019, Tao Group Intermediate Holdings LLC (“TAOIH” or “Intermediate Holdings”) and Tao Group Operating LLC (“TAOG” or “Senior Borrower”), entered into a credit agreement (the “Tao Senior Credit Agreement”) with JPMorgan Chase Bank, N.A., as administrative agent, collateral agent and a letter of credit issuer, and the lenders party thereto. Together the Tao Senior Credit Agreement and a $49,000 intercompany subordinated credit agreement (the “Tao Subordinated Credit Agreement”) between a subsidiary of the Company and Tao Group Sub-Holdings LLC, a subsidiary of Tao Group Hospitality that matures in August 2024, replaced the Senior Borrower’s prior credit agreement dated January 31, 2017 (“2017 Tao Credit Agreement”). On June 15, 2020, the Company entered into the second amendment to the Tao Subordinated Credit Agreement, which provided an additional $22,000 of intercompany loans borrowing availability under the Tao Subordinated Credit Agreement. During the year ended June 30, 2020, Tao Group Hospitality repaid $5,000 under the Tao Subordinated Credit Agreement and borrowed $5,000 under the availability provided under the second amendment to the Tao Subordinated Credit Agreement. The net intercompany loan payable outstanding balance under the Tao Subordinated Credit Agreement, as amended, was $49,000 as of June 30, 2020. The balances and interest-related activities pertaining the Tao Subordinated Credit Agreement, as amended, have been eliminated in the consolidated and combined financial statements in accordance with ASC Topic 810, Consolidation.
In connection with the early termination of the 2017 Tao Credit Agreement, the Company recorded $3,977 of loss on extinguishment of debt in the fourth quarter of fiscal year 2019, which is reported as Miscellaneous income (expense) in the accompanying combined statement of operations for the year ended June 30, 2019. The loss on extinguishment of debt consisted of a write-off of deferred financing costs and prepayment penalties paid in connection with the 2017 Tao Credit Agreement. See Note 20. Segment Information for further details.

MADISON SQUARE GARDEN ENTERTAINMENT CORP.
NOTES TO CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS
(Continued)

The Tao Senior Credit Agreement provides TAOG with senior secured credit facilities (the “Tao Senior Secured Credit Facilities”) consisting of: (i) an initial $40,000 term loan facility with a term of five years (the “Tao Term Loan Facility”) and (ii) a $25,000 revolving credit facility with a term of five years (the “Tao Revolving Credit Facility”). Up to $5,000 of the Tao Revolving Credit Facility is available for the issuance of letters of credit. All borrowings under the Tao Revolving Credit Facility, including, without limitation, amounts drawn under the revolving line of credit are subject to the satisfaction of customary conditions. The Tao Senior Secured Credit Facilities were obtained without recourse to the Company or any of its affiliates (other than TAOG, TAOIH and its subsidiaries and in respect of a certain reserve account, each as discussed below).
The Tao Senior Credit Agreement requires Intermediate Holdings to comply with a maximum total leverage ratio of 4.00:1.00 and a maximum senior leverage ratio of 3.00:1.00 from the closing date until December 31, 2021 and a maximum total leverage ratio of 3.50:1.00 and a maximum senior leverage ratio of 2.50:1.00 from and after December 31, 2021. In addition, there is a minimum fixed charge coverage ratio of 1.25:1.00 for TAOIH. On August 6, 2020, TAOG and TAOIH entered into an amendment to the Tao Senior Credit Agreement, which suspended the application of the financial maintenance covenants thereunder, modified certain restrictive covenants therein through December 31, 2021, modified the applicable interest rates and increased the minimum liquidity requirement for the outstanding balance of $33,750 under the Tao Term Loan Facility and for the $25,000 availability under the Tao Revolving Credit Facility. In addition, in connection with the amendment, the Company, through its direct subsidiary, MSG Entertainment Group, LLC, entered into a guarantee and reserve account agreement to guarantee the obligations of TAOG under the Tao Senior Credit Agreement, establish and grant a security interest in a reserve account that will initially hold a deposit of approximately $9,800 and maintain a minimum liquidity requirement of no less than $75,000 at all times.
All obligations under the Tao Senior Credit Agreement are guaranteed by MSG Entertainment Group, LLC, TAOIH and TAOIH’s existing and future direct and indirect domestic subsidiaries (other than (i) TAOG, (ii) domestic subsidiaries substantially all of whose assets consist of controlled foreign corporations and (iii) subsidiaries designated as immaterial subsidiaries or unrestricted subsidiaries) (the “Tao Subsidiary Guarantors ”, and together with TAOIH, the “Tao Guarantors”). All obligations under the Tao Senior Credit Agreement, including the guarantees of those obligations, are secured by the reserve account noted above and substantially all of the assets of TAOG and each Tao Guarantor (collectively, “Tao Collateral”), including, but not limited to, a pledge of the equity interests in TAOG held directly by TAOIH and the equity interests in each Tao Subsidiary Guarantor held directly or indirectly by TAOIH.
Borrowings under the Tao Senior Credit Agreement bear interest at a floating rate, which at the option of the Senior Borrower may be either (a) a base rate plus an additional rate ranging from 1.50% to 2.50% per annum (determined based on a total leverage ratio) (the “Base Rate”), or (b) a Eurocurrency rate plus an additional rate ranging from 2.50% to 3.50% per annum (determined based on a total leverage ratio) (the “Eurocurrency Rate”), provided that for the period following the closing date until the delivery of the compliance certificate for the fiscal quarter of TAOIH ending on or about June 30, 2019 and for the period from June 30, 2019 through December 31, 2021, the additional rate used in calculating the floating rate is (i) 1.50% per annum for borrowings bearing the Base Rate, and (ii) 2.50% per annum for borrowings bearing the Eurocurrency Rate. The Tao Senior Credit Agreement requires TAOG to pay a commitment fee of 0.50% in respect of the daily unused commitments under the Tao Revolving Credit Facility. TAOG is also required to pay customary letter of credit fees, as well as fronting fees, to banks that issue letters of credit pursuant to the Tao Senior Credit Agreement. The interest rate on the Tao Senior Credit Agreement as of June 30, 2020 was 3.25%. The outstanding amount drawn on the Tao Revolving Credit Facility was $15,000 as of June 30, 2019, which is reported under Long-term debt, net of deferred financing costs in the accompanying combined balance sheet. In addition to scheduled repayments required under the Tao Term Loan Facility, Tao Group Hospitality repaid the $15,000 outstanding balance under the Tao Revolving Credit Facility during the year ended June 30, 2020. There was no borrowing outstanding under the Tao Revolving Credit Facility as of June 30, 2020. During the year ended June 30, 2020, Tao Group Hospitality utilized $750 of the Tao Revolving Credit Facility for issuance of letters of credit and the remaining borrowing available as of June 30, 2020 was $24,250.
During the years ended June 30, 2020, 2019 and 2018, the Company made interest payments of $1,817, $13,084 and $11,278, respectively, under the Tao Senior Credit Agreement and 2017 Tao Credit Agreement.
In addition to the financial covenants described above, the Tao Senior Credit Agreement and the related security agreements contain certain customary representations and warranties, affirmative covenants and events of default. The Tao Senior Credit Agreement contains certain restrictions on the ability of TAOIH, TAOG and its restricted subsidiaries to take certain actions as provided in (and subject to various exceptions and baskets set forth in) the Tao Senior Credit Agreement, including, without limitation, the following: (i) incurring additional indebtedness and contingent liabilities; (ii) creating liens on certain assets;

MADISON SQUARE GARDEN ENTERTAINMENT CORP.
NOTES TO CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS
(Continued)

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
Subject to customary notice and minimum amount conditions, TAOG may voluntarily prepay outstanding loans under the Tao Senior Credit Agreement at any time, in whole or in part, without premium or penalty (except for customary breakage costs with respect to Eurocurrency loans). The initial Tao Term Loan Facility amortizes quarterly in accordance with its terms from June 30, 2019 through March 31, 2024 with a final maturity date on May 23, 2024. TAOG is required to make mandatory prepayments of the Tao Term Loan Facility from the net cash proceeds of certain sales of assets (including Tao Collateral) or casualty insurance and/or condemnation recoveries (in each case, subject to certain reinvestment, repair or replacement rights) and the incurrence of certain indebtedness, subject to certain exceptions.
Long-term debt maturities over the next five years for the outstanding balance under the Tao Term Loan Facility(a) as of June 30, 2020 are:

Fiscal year ending June 30, 2021	$5,000
Fiscal year ending June 30, 2021 (a)	6,250
Fiscal year ending June 30, 2023	10,000
Fiscal year ending June 30, 2024	12,500
Fiscal year ending June 30, 2025	—
Thereafter	—
_________________

(a)
See Business Combinations and Noncontrolling Interests section under Note 2. Summary of Significant Accounting Policies for further discussion on consolidation of Tao Group Hospitality. In addition, the long-term debt maturities reported above did not include $637 of a note with respect to a loan received by BCE from its noncontrolling interest holder that is due in April 2021.

Deferred Financing Costs
The following table summarizes the presentation of the Tao Term Loan Facility and the related deferred financing costs as of June 30, 2020 and 2019 in the accompanying consolidated and combined balance sheets.

	June 30, 2020
	Tao Term Loan Facility	Deferred Financing Costs (b)	Total
Current portion of long-term debt, net of deferred financing costs (a)	$5,000	$(208)	$4,792
Long-term debt, net of deferred financing costs	28,750	(624)	28,126
Total	$33,750	$(832)	$32,918

	June 30, 2019
	Tao Term Loan Facility	Deferred Financing Costs (b)	Total
Current portion of long-term debt, net of deferred financing costs	$6,250	$(208)	$6,042
Long-term debt, net of deferred financing costs (a)	33,750	(831)	32,919
Total	$40,000	$(1,039)	$38,961

_________________

(a)
In addition to the outstanding balance associated with the Tao Term Loan Facility disclosed above, the Company’ s Current portion of long-term debt, net of deferred financing costs of $5,429 in the accompanying consolidated balance

MADISON SQUARE GARDEN ENTERTAINMENT CORP.
NOTES TO CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS
(Continued)

sheet as of June 30, 2020 also includes $637 related to a note with respect to a loan received by BCE from its noncontrolling interest holder that is due in April 2021. As of June 30, 2019, the Company’ s Long-term debt, net of deferred financing costs of $48,556 in the accompanying combined balance sheet included $637 of the note with respect to a loan received by BCE from its noncontrolling interest holder that is due in April 2021 and $15,000 outstanding balance under the Tao Revolving Credit Facility.

(b)
With respect to the Tao Term Loan Facility, the deferred financing costs are amortized on a straight-line basis over the five-year term of the facility, which approximates the effective interest method.

The following table summarizes deferred financing costs, net of amortization, related to the Tao Revolving Credit Facility as reported on the accompanying consolidated and combined balance sheets:

	June 30, 2020	June 30, 2019
Other current assets	$85	$85
Other assets	248	333

Note 14. Pension Plans and Other Postretirement Benefit Plan
Defined Benefit Pension Plans and Postretirement Benefit Plans
The Company sponsors a non-contributory, qualified cash balance retirement plan covering its non-union employees (the “Cash Balance Pension Plan”) and an unfunded non-contributory, non-qualified excess cash balance plan covering certain employees who participate in the underlying qualified plan (collectively, the “Cash Balance Plans”). Since March 1, 2011, the Cash Balance Pension Plan has also included the assets and liabilities of a frozen (as of December 31, 2007) non-contributory qualified defined benefit pension plan covering non-union employees hired prior to January 1, 2001. These plans are considered “Shared Plans” as previously defined.
The Company also sponsors an unfunded non-contributory, non-qualified defined benefit pension plan for the benefit of certain employees who participate in an underlying qualified plan which was merged into the Cash Balance Pension Plan on March 1, 2011 (the “Excess Plan”). As of December 31, 2007, the Excess Plan was amended to freeze all benefits earned through December 31, 2007 and to eliminate the ability of participants to earn benefits for future service under these plans. This plan is considered a Shared Plan.
The Cash Balance Plans were amended to freeze participation and future benefit accruals effective December 31, 2015 for all employees. Therefore, after December 31, 2015, no employee of the Company or MSG Sports who was not already a participant may become a participant in the plans and no further annual pay credits will be made for any future year. Existing account balances under the plans will continue to be credited with monthly interest in accordance with the terms of the plans.
Lastly, the Company sponsors a non-contributory, qualified defined benefit pension plan covering certain of its union employees (the “Union Plan”). Benefits payable to retirees under the Union Plan are based upon years of Benefit Service (as defined in the Union Plan document).
The Cash Balance Plans, Union Plan, and Excess Plan are collectively referred to as the “Pension Plans.”
The Company also sponsors a contributory welfare plan which provides certain postretirement healthcare benefits to certain employees hired prior to January 1, 2001 who are eligible to commence receipt of early or normal benefits under the Cash Balance Pension Plan and their dependents, as well as certain union employees (“Postretirement Plan”).
For purposes of the combined financial statements it was determined that the Company was the obligor for these plans’ liabilities for the historical periods presented herein. Therefore, the combined financial statements reflect the full impact of the Shared Plans and Direct Plan on both the combined statements of operations and combined balance sheets. The pension expense related to employees of MSG Sports participating in any of these plans is reflected as a contributory charge from the Company to MSG Sports, resulting in a decrease to the expense recognized in the consolidated and combined statements of operations.
The following table summarizes the projected benefit obligations, assets, funded status and the amounts recorded on the Company’s consolidated and combined balance sheets as of June 30, 2020 and 2019, associated with the Pension Plans and

MADISON SQUARE GARDEN ENTERTAINMENT CORP.
NOTES TO CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS
(Continued)

Postretirement Plan based upon actuarial valuations as of those measurement dates.

	Pension Plans		Postretirement Plan
	June 30,		June 30,
	2020	2019	2020	2019
Change in benefit obligation:
Benefit obligation at beginning of period	$173,569	$161,236	$4,307	$6,750
Service cost	95	91	56	57
Interest cost	5,261	5,895	108	150
Actuarial loss (gain)	12,670	12,376	277	(572)
Benefits paid	(6,698)	(5,686)	(1,090)	(565)
Plan settlements paid	(551)	(343)	—	—
Other	(74)	—	—	(1,513)
Transfer of liabilities (a)	(9,380)	—	—	—
Benefit obligation at end of period	174,892	173,569	3,658	4,307
Change in plan assets:
Fair value of plan assets at beginning of period	132,965	115,054	—	—
Actual return on plan assets	18,221	12,372	—	—
Employer contributions	7,260	11,568	—	—
Benefits paid	(6,690)	(5,686)	—	—
Plan settlements paid	—	(343)	—	—
Fair value of plan assets at end of period	151,756	132,965	—	—
Funded status at end of period	$(23,136)	$(40,604)	$(3,658)	$(4,307)
_________________

(a)	Represents the benefit obligation related to the MSG Sports Non-Qualified Plans as of April 17, 2020, the date of the Entertainment Distribution.
Amounts recognized in the consolidated and combined balance sheets as of June 30, 2020 and 2019 consist of:

	Pension Plans		Postretirement Plan
	June 30,		June 30,
	2020	2019	2020	2019
Current liabilities (included in accrued employee related costs)	$(331)	$(3,248)	$(331)	$(345)
Non-current liabilities (included in defined benefit and other postretirement obligations)	(22,805)	(37,356)	(3,327)	(3,962)
	$(23,136)	$(40,604)	$(3,658)	$(4,307)

Accumulated other comprehensive loss, before income tax, as of June 30, 2020 and 2019 consists of the following amounts that have not yet been recognized in net periodic benefit cost:

	Pension Plans		Postretirement Plan
	June 30,		June 30,
	2020	2019	2020	2019
Actuarial loss	$(36,704)	$(39,793)	$(1,025)	$(754)

MADISON SQUARE GARDEN ENTERTAINMENT CORP.
NOTES TO CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS
(Continued)

The following table presents components of net periodic benefit cost for the Pension Plans and Postretirement Plan included in the accompanying consolidated and combined statements of operations for the years ended June 30, 2020, 2019 and 2018. Service cost is recognized in direct operating expenses and selling, general and administrative expenses. All other components of net periodic benefit cost are reported in Miscellaneous income (expense), net.

	Pension Plans			Postretirement Plan
	Years Ended June 30,			Years Ended June 30,
	2020	2019	2018	2020	2019	2018
Service cost	$95	$91	$85	$56	$57	$120
Interest cost	5,261	5,895	5,231	108	150	215
Expected return on plan assets	(5,319)	(3,133)	(2,634)	—	—	—
Recognized actuarial loss	1,336	1,281	1,219	6	5	100
Amortization of unrecognized prior service cost (credit)	—	—	—	—	(7)	(37)
Settlement loss recognized (a)	67	52	87	—	—	—
Other	—	—	—	—	(1,513)	—
Net periodic benefit cost	$1,440	$4,186	$3,988	$170	$(1,308)	$398
Contributory charge to Madison Square Garden Sports Corp. for participation in the Shared Plans and all allocation of costs related to the corporate employees	(173)	(692)	(724)	(26)	231	(77)
Net periodic benefit cost reported in the consolidated and combined statements of operations	$1,267	$3,494	$3,264	$144	$(1,077)	$321
_________________

(a)
For the years ended June 30, 2020, 2019 and 2018, lump-sum payments totaling $551, $343 and $506, respectively, were distributed to vested participants of the non-qualified excess cash balance plan, triggering the recognition of settlement losses in accordance with ASC Topic 715. Due to these pension settlements, the Company was required to remeasure its pension plan liability as of June 30, 2020 and 2019 and March 31, 2018 for the years ended June 30, 2020, 2019 and 2018, respectively. Discount rates used for the projected benefit obligation and interest cost were 2.95% and 2.83% as of June 30, 2020, respectively, 3.75% and 3.18% as of June 30, 2019, respectively, and 3.53% and 2.16% as of March 31, 2018, respectively. Additionally, settlement charges of $67, $52 and $87 were recognized in Miscellaneous income (expense), net for the years ended June 30, 2020, 2019 and 2018.

Other pre-tax changes in plan assets and benefit obligations recognized in other comprehensive income (loss) for the years ended June 30, 2020, 2019 and 2018 are as follows:

	Pension Plans			Postretirement Plan
	Years Ended June 30,			Years Ended June 30,
	2020	2019	2018	2020	2019	2018
Actuarial gain (loss), net	$232	$(3,137)	$(1,978)	$(277)	$572	$(1,437)
Recognized actuarial loss	1,336	1,281	1,219	6	5	100
Recognized prior service credit	—	—	—	—	(7)	(37)
Settlement loss recognized	67	52	87	—	—	—
Total recognized in other comprehensive income (loss)	$1,635	$(1,804)	$(672)	$(271)	$570	$(1,374)

The estimated net loss for the Pension Plans and Postretirement Plan expected to be amortized from accumulated other comprehensive income (loss) and recognized as a component of net periodic benefit cost over the next fiscal year is $1,141 and $95, respectively.
Funded Status
The accumulated benefit obligation for the Pension Plans aggregated to $174,775 and $173,569 at June 30, 2020 and 2019, respectively. As of June 30, 2020 and 2019, each of the Pension Plans had accumulated benefit obligations and projected benefit obligations in excess of plan assets.

MADISON SQUARE GARDEN ENTERTAINMENT CORP.
NOTES TO CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS
(Continued)

Pension Plans and Postretirement Plan Assumptions
Weighted-average assumptions used to determine benefit obligations (made at the end of the period) as of June 30, 2020 and 2019 are as follows:

	Pension Plans		Postretirement Plan
	June 30,		June 30,
	2020	2019	2020	2019
Discount rate	3.21%	3.58%	2.09%	3.18%
Healthcare cost trend rate assumed for next year	n/a	n/a	6.50%	6.75%
Rate to which the cost trend rate is assumed to decline (the ultimate trend rate)	n/a	n/a	5.00%	5.00%
Year that the rate reaches the ultimate trend rate	n/a	n/a	2027	2027
Weighted-average assumptions used to determine net periodic benefit cost (made at the beginning of the period) for the years ended June 30, 2020, 2019 and 2018 are as follows:

	Pension Plans			Postretirement Plan
	Years Ended June 30,			Years Ended June 30,
	2020	2019	2018	2020	2019	2018
Discount rate - projected benefit obligation	3.58%	4.19%	3.81%	3.18%	4.06%	3.54%
Discount rate - service cost	3.78%	4.25%	3.93%	3.45%	4.25%	3.83%
Discount rate - interest cost	3.21%	3.90%	3.32%	2.84%	3.67%	3.05%
Expected long-term return on plan assets	5.28%	3.72%	3.46%	n/a	n/a	n/a
Healthcare cost trend rate assumed for next year	n/a	n/a	n/a	6.75%	7.00%	7.25%
Rate to which the cost trend rate is assumed to decline (the ultimate trend rate)	n/a	n/a	n/a	5.00%	5.00%	5.00%
Year that the rate reaches the ultimate trend rate	n/a	n/a	n/a	2027	2027	2027

The discount rates were determined (based on the expected duration of the benefit payments for the plans) from the Willis Towers Watson U.S. Rate Link: 40-90 Discount Rate Model as of June 30, 2020 and 2019 to select a rate at which the Company believed the plans’ benefits could be effectively settled. This model was developed by examining the yields on selected highly rated corporate bonds. The expected long-term return on plan assets is based on a periodic review and modeling of the plans’ asset allocation structures over a long-term horizon. Expectations of returns for each asset class are the most important of the assumptions used in the review and modeling and are based on comprehensive reviews of historical data, forward-looking economic outlook, and economic/financial market theory. The expected long-term rate of return was selected from within the reasonable range of rates determined by (i) historical real returns, net of inflation, for the asset classes covered by the investment policy and (ii) projections of inflation over the long-term period during which benefits are payable to plan participants.
Assumed healthcare cost trend rates are a key assumption used for the amounts reported for the Postretirement Plan. A one percentage point change in assumed healthcare cost trend rates would have the following effects:

	Increase (Decrease) in Total of Service and Interest Cost Components for the			Increase (Decrease) in Benefit Obligation at
	Years Ended June 30,			June 30,
	2020	2019	2018	2020	2019
One percentage point increase	$15	$19	$37	$268	$335
One percentage point decrease	(13)	(17)	(33)	(245)	(303)

MADISON SQUARE GARDEN ENTERTAINMENT CORP.
NOTES TO CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS
(Continued)

Plan Assets and Investment Policy
The weighted-average asset allocation of the Pension Plans’ assets at June 30, 2020 and 2019 was as follows:

	June 30,
Asset Classes (a):	2020	2019
Fixed income securities	99%	81%
Cash equivalents	1%	19%
	100%	100%
_____________________

(a)	The Company’s target allocation for pension plan assets is 99% fixed income securities and 1% cash equivalents as of June 30, 2020.
Investment allocation decisions have been made by the Company’s Investment and Benefits Committee, which considers investment advice provided by the Company’s external investment consultant. The investment consultant takes into account expected long-term risks, returns, correlation, and other prudent investment assumptions when recommending asset classes and investment managers to the Company’s Investment and Benefits Committee. The investment consultant also considers the pension plans’ liabilities when making investment allocation recommendations. The Company’s Investment and Benefits Committee’s decisions are influenced by asset/liability studies conducted by the external investment consultant who combines actuarial considerations and strategic investment advice. The major investment categories of the pension plan assets are in cash equivalents and long duration fixed income securities that are marked-to-market on a daily basis. As a result, the pension plan assets are subjected to interest-rate risk, specifically to a rising interest rate environment, as the majority of the pension plan assets are invested in long duration fixed income securities. However, the pension plan assets are structured in an asset/liability framework, and consequently, an increase in interest rates would cause a corresponding decrease to the overall liability of the pension plans, thus creating a hedge against rising interest rates. Additional risks involving the asset/liability framework include earning insufficient investment returns to cover future pension plan liabilities and imperfect hedging of such liabilities. In addition, a portion of the long duration fixed income securities portfolio is invested in non-government securities that are subject to credit risk of the issuers who might default on interest and/or principal payments.
Investments at Estimated Fair Value
The cumulative fair values of the individual plan assets at June 30, 2020 and 2019 by asset class are as follows:

	Fair Value Hierarchy	June 30,
		2020	2019
Fixed income securities:
U.S. Treasury securities	I	$3,825	$26,238
U.S. corporate bonds	II	110,542	68,968
Foreign issued corporate bonds	II	13,764	11,436
Municipal bonds	II	4,146	396
Money market accounts	I	1,329	25,927
Mutual funds	II	18,150	—
Total investments measured at fair value		$151,756	$132,965

Contributions for Qualified Defined Benefit Pension Plans
During Fiscal Year 2020, MSG Sports contributed $7,000 to the Cash Balance Pension Plan and $260 to the Union Plan. The Company does not expect to contribute to the Cash Balance Pension Plan and Union Plan for the remainder of fiscal year 2021.

MADISON SQUARE GARDEN ENTERTAINMENT CORP.
NOTES TO CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS
(Continued)

Estimated Future Benefit Payments
The following table presents estimated future fiscal year benefit payments for the Pension Plans and Postretirement Plan:

	Pension Plans	Postretirement Plan
Fiscal year ending June 30, 2021	$11,830	$330
Fiscal year ending June 30, 2022	8,060	310
Fiscal year ending June 30, 2023	7,840	320
Fiscal year ending June 30, 2024	7,950	310
Fiscal year ending June 30, 2025	7,830	330
Fiscal years ending June 30, 2026 – 2029	42,290	1,390

Defined Contribution Pension Plans
The Company sponsors The Madison Square Garden 401(k) Savings Plan (the “401(k) Plan”) and the MSG S&E, LLC Excess Savings Plan (collectively referred to as the “Savings Plans”). The 401(k) Plan is a multiple employer plan. For the years ended June 30, 2020, 2019 and 2018, expenses related to the Savings Plans, excluding expenses related to MSG Sports employees, that are included in the accompanying combined statements of operations were $5,521, $8,372 and $6,416, respectively. These amounts include $1,240, $3,300 and $2,752 of expenses related to Company’s corporate employees which were allocated to MSG Sports during the years ended June 30, 2020, 2019 and 2018, respectively.
In addition, the Company sponsors The Madison Square Garden 401(k) Union Plan (the “Union Savings Plan”). The Union Savings Plan is a multiple employer plan. For the years ended June 30, 2020, 2019 and 2018, expenses related to the Union Savings Plan included in the accompanying consolidated and combined statements of operations were $539, $521 and $533, respectively.
Multiemployer Plans
The Company contributes to a number of multiemployer defined benefit pension plans, multiemployer defined contribution pension plans, and multiemployer health and welfare plans that provide benefits to retired union-represented employees under the terms of collective bargaining agreements (“CBAs”).
Multiemployer Defined Benefit Pension Plans
The multiemployer defined benefit pension plans to which the Company contributes generally provide for retirement and death benefits for eligible union-represented employees based on specific eligibility/participant requirements, vesting periods and benefit formulas. The risks to the Company of participating in these multiemployer defined benefit pension plans are different from single-employer defined benefit pension plans in the following aspects:

•	Assets contributed to a multiemployer defined benefit pension plan by one employer may be used to provide benefits to employees of other participating employers.

•	If a participating employer stops contributing to a multiemployer defined benefit pension plan, the unfunded obligations of the plan may be borne by the remaining participating employers.

•
If the Company chooses to stop participating in some of these multiemployer defined benefit pension plans, the Company may be required to pay those plans an amount based on the Company’s proportion of the underfunded status of the plan, referred to as a withdrawal liability. However, cessation of participation in a multiemployer defined benefit pension plan and subsequent payment of any withdrawal liability is subject to the collective bargaining process.

MADISON SQUARE GARDEN ENTERTAINMENT CORP.
NOTES TO CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS
(Continued)

The following table outlines the Company’s participation in multiemployer defined benefit pension plans for the years ended June 30, 2020, 2019 and 2018, and summarizes the contributions that the Company has made during each period. The “EIN” and “Pension Plan Number” columns provide the Employer Identification Number and the three-digit plan number for each applicable plan. The most recent Pension Protection Act zone status available as of June 30, 2020 and 2019 relates to the plan’s two most recent years ended which are indicated. Among other factors, plans in the red zone are generally less than 65% funded, plans in the orange zone are both less than 80% funded and have an accumulated funding deficiency or are expected to have a deficiency in any of the next six plan years, plans in the yellow zone are less than 80% funded, and plans in the green zone are at least 80% funded. The “FIP/RP Status Pending/Implemented” column indicates whether a funding improvement plan (“FIP”) for yellow/orange zone plans or a rehabilitation plan (“RP”) for red zone plans is either pending or has been implemented by the trustees of such plan. The zone status and any FIP or RP information is based on information that the Company received from the plan, and the zone status is as certified by the plan’s actuary. The last column lists the expiration date(s) or a range of expiration dates of the CBA to which the plans are subject. There are no other significant changes that affect such comparability.

			PPA Zone Status		FIP/RP Status Pending / Implemented	Madison Square Garden Contributions
			As of June 30,			Years Ended June 30,
Plan Name	EIN	Pension Plan Number	2020	2019		2020	2019	2018	Surcharge Imposed	Expiration Date of CBA
Pension Fund of Local No. 1 of I.A.T.S.E.	136414973	001	Green as of 12/31/2018	Green as of 12/31/2017	No	$1,831	$2,529	$2,377	No	6/30/2020 - 5/1/2023
All Other Multiemployer Defined Benefit Pension Plans						3,137	3,234	3,055
						$4,968	$5,763	$5,432

The Company was listed in the following plans’ Form 5500’s as providing more than 5 percent of the total contributions for the following plans and plan years:

Fund Name	Year Contributions to Plan Exceeded 5 Percent of Total Contributions (As of Plan’s Year-End)
Pension Fund of Local No. 1 of I.A.T.S.E	December 31, 2018, 2017 and 2016
32BJ/Broadway League Pension Fund	December 31, 2018, 2017 and 2016
Treasurers and Ticket Sellers Local 751 Pension Fund	August 31, 2018, 2017 and 2016
I.A.T.S.E Local No. 33 Pension Trust Fund	December 31, 2018, 2017 and 2016

Multiemployer Defined Contribution Pension Plans
The Company contributed $5,258, $6,699 and $6,313 for the years ended June 30, 2020, 2019 and 2018, respectively, to multiemployer defined contribution pension plans.
Note 15. Share-based Compensation
Effective as of the Entertainment Distribution, the Company adopted two share-based compensation plans: the 2020 Employee Stock Plan (the “Employee Stock Plan”) and the 2020 Stock Plan for Non-Employee Directors (the “Non-Employee Director Plan”). Under the Employee Stock Plan, the Company is authorized to grant incentive stock options, non-qualified stock options, restricted shares, restricted stock units (“RSUs”), stock appreciation rights and other equity-based awards. The Company may grant awards for up to 3,000 shares of MSG Entertainment Class A Common Stock (subject to certain adjustments). Options and stock appreciation rights under the Employee Stock Plan must be granted with an exercise price of not less than the fair market value of a share of the Company’s Class A Common Stock on the date of grant and must expire no later than 10 years from the date of grant (or up to one additional year in the case of the death of a holder). The terms and conditions of awards granted under the Employee Stock Plan, including vesting and exercisability, are determined by the Compensation Committee of the Board of Directors (“Compensation Committee”) and may include terms or conditions based upon performance criteria. RSUs that were awarded by the Company to its employees will settle in shares of the Company's Class A Common Stock (either from treasury or with newly issued shares), or, at the option of the Compensation Committee, in cash. Under the Non-Employee Director Plan, the Company is authorized to grant non-qualified stock options, restricted stock

MADISON SQUARE GARDEN ENTERTAINMENT CORP.
NOTES TO CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS
(Continued)

units, restricted shares, stock appreciation rights and other equity-based awards. The Company may grant awards for up to 150 shares of MSG Entertainment Class A Common Stock (subject to certain adjustments). Options under the Non-Employee Director Plan must be granted with an exercise price of not less than the fair market value of a share of the Company’s Class A Common Stock on the date of grant and must expire no later than 10 years from the date of grant (or up to one additional year in the case of the death of a holder). The terms and conditions of awards granted under the Non-Employee Director Plan, including vesting and exercisability, are determined by the Compensation Committee. Unless otherwise provided in an applicable award agreement, options granted under this plan will be fully vested and exercisable upon the date of grant. Unless otherwise provided in an applicable award agreement, restricted stock units granted under this plan will be fully vested upon the date of grant and will settle in shares of the Company's Class A Common Stock (either from treasury or with newly issued shares), or, at the option of the Compensation Committee, in cash, on the first business day after ninety days from the date the director's service on the Board of Directors ceases or, if earlier, upon the director’s death.
Treatment After the Distribution of Share-based Payment Awards Initially Granted Under MSG Sports Equity Award Programs
Prior to the Entertainment Distribution, certain employees and the non-employee directors of MSG Sports (some of whom are now employees or non-employee directors of the Company) participated in MSG Sports equity award programs (the “MSG Sports Stock Plans”). In connection with the Entertainment Distribution, each option to purchase MSG Sports’ Class A Common Stock became two options: one option to acquire MSG Sports Class A Common Stock and one an option to acquire the Company Class A Common Stock granted under the Employee Stock Plan. The exercise price of the option was allocated between the existing MSG Sports options and new Company options based upon the weighted average price of each of the MSG Sports Class A common stock and our Class A Common Stock over the ten trading days immediately following the Distribution as reported by Bloomberg, and the underlying share amount was consistent with the one-to-one distribution ratio (one share of our Class A common stock will be issued for every one share of MSG Sports Class A common stock). As a result of this adjustment, 69.5% of the pre-Distribution exercise price of options was allocated to the MSG Sports options and 30.5% was allocated to the Company options. In connection with the Entertainment Distribution, each holder of an MSG Sports employee restricted stock unit received one Company restricted stock unit in respect of every one MSG Sports restricted stock unit owned on the Record Date and continues to be entitled to a share of MSG Sports Class A common stock (or cash or other property) for each MSG Sports restricted stock unit in accordance with the MSG Sports award agreement. Additionally, each holder of an MSG Sports employee performance stock unit received one Company performance stock unit (“PSU”) (at target performance) in respect of every one MSG Sports performance stock unit (at target performance) owned on the Record Date and continues to be entitled to a share of MSG Sports Class A common stock (or cash or other property) for each MSG Sports performance stock unit in accordance with the MSG Sports award agreement.
Further, in connection with the Entertainment Distribution, each holder of an MSG Sports director restricted stock unit received one share of our Class A Common Stock in respect of every one MSG Sports restricted stock unit owned on the Record Date and continue to be entitled to a share of MSG Sports Class A common stock (or cash or other property) in accordance with the MSG Sports award agreement.
Share-based Compensation Expense
Share-based compensation expense is generally recognized straight-line over the vesting term of the award, which typically provides for three-year cliff or graded vesting subject to continued employment. For awards that are graded vesting and subject to performance conditions, in addition to continued employment, the Company uses the graded-vesting method to recognize share-based compensation expense.
The Company’s RSUs/PSUs and/or stock options held by individuals who are solely MSG Sports employees will not be expensed by the Company; however, such RSUs/PSUs and/or stock options do have a dilutive effect on earnings (loss) per share available to the Company’s common stockholders.

MADISON SQUARE GARDEN ENTERTAINMENT CORP.
NOTES TO CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS
(Continued)

Share-based compensation expense was recognized in the consolidated and combined statements of operations as a component of direct operating expenses or selling, general and administrative expenses. The following table presents the share-based compensation expense recorded during the years ended June 30, 2020, 2019 and 2018.

	Years Ended June 30,
	2020	2019	2018
Nonperformance and performance based RSUs (a)	$36,811	$31,509	$26,780
Stock options	5,379	3,892	506
Total share-based compensation expense	$42,190	$35,401	$27,286

_________________

(a)
The share-based compensation expense reported for Fiscal Year 2018 includes expense associated with MSG Networks’ RSUs granted to the Company’s employees prior to the spin-off of MSG Sports from MSG Networks in 2015.

As of June 30, 2020, there was $59,660 of unrecognized compensation cost related to unvested RSUs and PSUs held by the Company’s employees. The cost is expected to be recognized over a weighted-average period of approximately 2.3 years for unvested RSUs and PSUs. In addition, the Company had $10,373 of unrecognized compensation cost related to unvested stock options, which is expected to be recognized over approximately 2.2 years as of June 30, 2020. For the years ended June 30, 2020 and 2019, the Company capitalized $5,051 and $3,946 of share-based compensation expense. There were no costs related to share-based compensation that were capitalized for Fiscal Year 2018.
Restricted Stock Units Award Activity
The following table summarizes activity related to the Company’s RSUs from the Entertainment Distribution to June 30, 2020:

	Number of		Weighted-Average Fair Value Per Share At Date of Grant
	Nonperformance Based Vesting RSUs	Performance Based Vesting RSUs
Unvested award balance as of April 17, 2020	282	330	$75.34
Granted	26	10	$74.50
Vested	(21)	(1)	$76.54
Forfeited	(10)	(11)	$72.66
Unvested award balance as of June 30, 2020	277	328	$75.34

The fair value of RSUs and PSUs that vested and distributed during Fiscal Year 2020 was $340. Upon delivery, RSUs granted under the MSG Sports Stock Plans were net share-settled to cover the required statutory tax withholding obligations. To fulfill the employees’ statutory minimum tax withholding obligations for the applicable income and other employment taxes, 2 of these RSUs, with an aggregate value of $165 were retained by MSG Sports for Fiscal Year 2020.
Stock Options Award Activity
The following table summarizes activity related to the Company’s stock options from the Entertainment Distribution to June 30, 2020:

	Number of	Weighted-Average Exercise Price Per Share	Weighted-Average Remaining Contractual Term (In Years)	Aggregate Intrinsic Value
	Time Vesting Options
Balance as of April 17, 2020	543	$99.27
Granted	—	$—
Balance as of June 30, 2020	543	$99.27	6.06	$337
Exercisable as of June 30, 2020	175	$91.40	6.37	$224

MADISON SQUARE GARDEN ENTERTAINMENT CORP.
NOTES TO CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS
(Continued)

Note 16. Stock Repurchase Program
On March 31, 2020, the Company’s Board of Directors authorized the repurchase of up to $350,000 of the Company’s Class A Common Stock once the shares of the Company’s Class A Common Stock began “regular way” trading on April 20, 2020. Under the authorization, shares of Class A Common Stock may be purchased from time to time in accordance with applicable insider trading and other securities laws and regulations. The timing and amount of purchases will depend on market conditions and other factors. The Company did not engage in any share repurchase activities under its share repurchase program to date.
Note 17. Accumulated Other Comprehensive Loss
The following table details the components of accumulated other comprehensive loss:

	Pension Plans and Postretirement Plan	Cumulative Translation Adjustments	Accumulated Other Comprehensive Loss
Balance as of June 30, 2019	$(42,080)	$(4,843)	$(46,923)
Other comprehensive loss before reclassifications	(45)	(7,692)	(7,737)
Amounts reclassified from accumulated other comprehensive loss (a)	1,409	—	1,409
Other comprehensive income (loss)	1,364	(7,692)	(6,328)
Adjustment related to the transfer of Pension Plans and Postretirement Plan liabilities as a result of the Entertainment Distribution	1,394	—	1,394
Balance as of June 30, 2020	$(39,322)	$(12,535)	$(51,857)

	Pension Plans and Postretirement Plan	Cumulative Translation Adjustments	Unrealized Loss on Available-for-sale Securities (b)	Accumulated Other Comprehensive Loss
Balance as of June 30, 2018	$(40,846)	$(502)	$(5,570)	$(46,918)
Reclassification of unrealized loss on available-for sale securities	—	—	5,570	5,570
Other comprehensive loss before reclassifications	(2,565)	(4,341)	—	(6,906)
Amounts reclassified from accumulated other comprehensive loss (a)	1,331	—	—	1,331
Other comprehensive loss	(1,234)	(4,341)	—	(5,575)
Balance as of June 30, 2019	$(42,080)	$(4,843)	$—	$(46,923)

	Pension Plans and Postretirement Plan	Cumulative Translation Adjustments	Unrealized Gain (Loss) on Available-for-sale Securities (b)	Accumulated Other Comprehensive Loss
Balance as of June 30, 2017	$(39,408)	$—	$5,293	$(34,115)
Reclassification of stranded tax effects (c)	608	—	1,232	1,840
Other comprehensive loss before reclassifications	(3,415)	(502)	(12,095)	(16,012)
Amounts reclassified from accumulated other comprehensive loss (a)	1,369	—	—	1,369
Other comprehensive loss	(2,046)	(502)	(12,095)	(14,643)
Balance as of June 30, 2018	$(40,846)	$(502)	$(5,570)	$(46,918)

MADISON SQUARE GARDEN ENTERTAINMENT CORP.
NOTES TO CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS
(Continued)

________________

(a)
Amounts reclassified from accumulated other comprehensive loss represent the amortization of net actuarial loss and net unrecognized prior service credit included in net periodic benefit cost, which is reflected under Miscellaneous income (expense), net in the accompanying consolidated and combined statements of operations (see Note 14).

(b)
As of July 1, 2018, upon adoption of ASU No. 2016-01, the Company recorded a transition adjustment to reclassify accumulated other comprehensive loss associated with its investment in Townsquare in the amount of $2,466 pre-tax ($5,570, net of tax) to Madison Square Garden Sports Corp. Investment. See Note 7 for more information related to its investment in Townsquare.

(c)
During the fourth quarter of 2018, the Company elected to early adopt ASU No. 2018-02, Income Statement - Reporting Comprehensive Income (Topic 220): Reclassification of Certain Tax Effects from Accumulated Other Comprehensive Income, which allowed the Company to reclassify the stranded income tax effects resulting from the Tax Cuts and Jobs Act from accumulated other comprehensive income (loss) to Madison Square Garden Sports Corp. Investment.

Note 18. Income Taxes
For the periods prior to the Entertainment Distribution, the Company did not file separate tax returns as the Company was included in the tax grouping of other MSG Sports entities within the respective entity’s tax jurisdiction. The income tax provision included in these periods has been calculated using the separate return basis, as if the Company filed a separate tax return.
On December 22, 2017, new tax legislation, commonly referred to as the Tax Cuts and Jobs Act (“TCJA”), was enacted, which significantly changed the existing U.S. tax laws, including a reduction in the corporate federal income tax rate from 35% to 21% effective January 1, 2018. During the second quarter of fiscal year 2018, the Company was required to recognize the effect of tax law changes in the period of enactment even though certain key aspects of the new law became effective January 1, 2018. For the year ended June 30, 2018, the Company used a blended statutory Federal income rate of 28% based upon the number of days that it will be taxed at the former rate of 35% and the number of days it will be taxed at the new rate of 21%.
Income tax expense (benefit) is comprised of the following components:

	Years Ended June 30,
	2020	2019	2018
Current expense:
Federal	$8,558	$—	$—
State and other	7,009	814	440
	15,567	814	440
Deferred expense (benefit):
Federal	(6,083)	(350)	(17,288)
State and other	(4,438)	(21)	(13,982)
	(10,521)	(371)	(31,270)
Income tax expense (benefit)	$5,046	$443	$(30,830)

MADISON SQUARE GARDEN ENTERTAINMENT CORP.
NOTES TO CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS
(Continued)

The income tax expense (benefit) differs from the amount derived by applying the statutory federal rate to pre-tax income (loss) principally due to the effect of the following items:

	Years Ended June 30,
	2020	2019	2018
Federal tax expense (benefit) at statutory federal rate	$(2,024)	$(6,236)	$(6,078)
State income taxes, net of federal benefit	4,016	951	(2,741)
Change in the estimated applicable tax rate used to determine deferred taxes	1,237	(454)	—
Nondeductible transaction costs	6,961	—	—
Federal tax credits	(1,480)	(1,900)	—
Impact of federal tax reform on deferred taxes	—	—	33,852
GAAP income of consolidated partnership attributable to non-controlling interest	6,701	2,571	1,053
Tax effect of indefinite intangible amortization	993	449	492
Change in valuation allowance (a)	(14,220)	(71)	(58,705)
Nondeductible officers’ compensation (b)	4,407	7,655	—
Nondeductible expenses	690	809	758
Excess tax benefit related to shared based-payments awards	(2,276)	(3,376)	(1,306)
Other	41	45	1,845
Income tax expense (benefit)	$5,046	$443	$(30,830)
_________________

(a)
For the year ended June 30, 2018, the valuation allowance was revalued under provisions contained in the TCJA, including a reduction in the valuation allowance of $66,199 resulting from the change which provides that future federal NOLs have an unlimited carry forward period. This reduction in the valuation allowance was partially offset by an increase of $7,494 relating to current operations.

(b)
The TCJA included changes to Internal Revenue Code Section 162(m), including elimination of the exception for qualified performance-based compensation over the $1,000 annual limit. Accordingly, effective January 1, 2018, all compensation for certain officers in excess of $1,000 is generally nondeductible.

MADISON SQUARE GARDEN ENTERTAINMENT CORP.
NOTES TO CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS
(Continued)

The tax effects of temporary differences which give rise to significant portions of the deferred tax assets and liabilities at June 30, 2020 and 2019 are as follows:

	June 30,
	2020	2019
Deferred tax asset:
Net operating loss carryforwards	$1,575	$121,525
Tax credit carryforwards	532	6,190
Accrued employee benefits	26,538	30,627
Restricted stock units and stock options	14,267	12,280
Deferred revenue	45,050	—
Investments	39,737	—
Other	1,062	—
Total deferred tax assets	$128,761	$170,622
Less valuation allowance	(34,646)	(117,679)
Net deferred tax assets	$94,115	$52,943

Deferred tax liabilities:
Intangible and other assets	$(39,893)	$(40,220)
Property and equipment	(59,077)	(18,596)
Prepaid expenses	(7,595)	(4,329)
Investments	—	(10,921)
Other	—	(1,850)
Total deferred tax liabilities	$(106,565)	$(75,916)

Net deferred tax liability	$(12,450)	$(22,973)

In assessing the realizability of deferred tax assets, management considers whether it is more likely than not that some portion or all of the deferred tax asset will not be realized. The Company’s ability to realize its deferred tax assets depends upon the generation of sufficient future taxable income to allow for the utilization of its federal net operating loss carryforward (“NOL”) and its future deductible temporary differences. At this time, based on current facts and circumstances, management believes that it is more likely than not that the Company will not realize the benefit for a portion of its deferred tax asset. Accordingly. a partial valuation allowance has been recorded. The Company will continue to assess the realizability of its deferred tax assets on a quarterly basis.
Prior to the Entertainment Distribution, the Company and MSG Sports entered into a Tax Disaffiliation Agreement (“TDA”) that governs the parties’ respective rights, responsibilities and obligations with respect to taxes and tax benefits. Under the TDA, MSG Sports will generally be responsible for all U.S. federal, state, local and other applicable income taxes of the Company for any taxable period or portion of such period ending on or before the Entertainment Distribution Date.
The Company does not have any recorded tax benefit for uncertain tax positions as of June 30, 2020 and 2019.
The Company’s historical combined financial statements reflect NOLs and tax credits calculated on a separate return basis. These NOL carryforwards were calculated as if the Company operated as a separate stand-alone entity for the periods presented in the historical annual and interim combined financial statements of the Company. Because the Entertainment Distribution involved a spin-off of the Company, substantially all of these NOLs and tax credits do not carry over to the Company. The deferred tax assets of $105,794 for NOLs and tax credits and the corresponding valuation allowance of $105,794 were eliminated at the time of the Entertainment Distribution. Therefore, NOLs from prior years were not available to offset the remaining tax gain on the sale of the Forum.

MADISON SQUARE GARDEN ENTERTAINMENT CORP.
NOTES TO CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS
(Continued)

Prior to the Entertainment Distribution, the Company’s collection for ticket sales, sponsorships and suite rentals in advance were recorded as deferred revenue and were recognized as revenues when earned for both accounting and tax purposes. The tax recognition on most of these deferred revenues was accelerated to the date of the Entertainment Distribution and is the responsibility of MSG Sports. The Company will not reimburse MSG Sports for such taxes. At the time of the Entertainment Distribution, the Company recorded a deferred tax asset of $57,230 and a corresponding valuation allowance of $57,230 with regard to the deferred revenue acceleration for income tax purposes. As of June 30, 2020, the Company has a deferred tax asset of $45,050 with regard to the deferred revenue acceleration. The decrease in the deferred tax asset of $12,180 from April 17, 2020 to June 30, 2020 is due to the deduction of deferred revenues related to the Forum, which was sold on May 1, 2020, and refunds paid. The remaining tax deduction will be recorded as deferred revenue that was accelerated for tax purposes on April 17, 2020 is earned as the associated events occur or upon payment of refunds.
The tax return to provision adjustment for the year ended June 30, 2019 decreased the deferred tax asset and the associated valuation allowance by $22,721 primarily due to higher tax deductions for depreciation and acceleration of certain technology costs.
Note 19. Related Party Transactions
As of July 31, 2020, members of the Dolan family including trusts for member of the Dolan family (collectively, the “Dolan Family Group”), for purposes of Section 13(d) of the Securities Exchange Act of 1934, as amended, collectively beneficially owned all of the Company’s outstanding Class B Common Stock and approximately 4.2% of the Company’s outstanding Class A Common Stock (inclusive of options exercisable and RSUs vesting within 60 days of the date hereof). Such shares of the Company’s Class A Common Stock and Class B Common Stock, collectively, represent approximately 70.9% of the aggregate voting power of Company’s outstanding common stock. Members of the Dolan family are also the controlling stockholders of MSG Sports, MSG Networks and AMC Networks Inc. (“AMC Networks”).
Current Related Party Arrangements
The Company is party to the following agreements and/or arrangements with MSG Sports:

•
Sponsorship sales and service representation agreements pursuant to which the Company has the exclusive right and obligation to sell MSG Sports’ sponsorships for an initial stated term of ten years for a commission;

•
Team sponsorship allocation agreement with MSG Sports, pursuant to which MSG Sports continues receiving an allocation of sponsorship and signage revenues associated with the sponsorship agreements that existed at the Entertainment Distribution Date;

•
Arena License Agreements pursuant to which the Company (i) provides MSG Sports the right to use The Garden for games of the Knicks and Rangers for a 35-year term in exchange for venue license fees, (ii) shares revenues collected for suite licenses, (iii) operates and manages the sale of the sports teams merchandise at The Garden for a commission, (iv) operates and manages the sale of food and beverage concessions and catering services during the Knicks and Rangers games, (v) provides day of game services that were historically provided prior to the Entertainment Distribution, and (vi) provides other general services within The Garden;

•
Transition Services Agreement (the “TSA”) pursuant to which the Company provides certain corporate and other transition services to MSG Sports, such as information technology, accounts payable, payroll, tax, certain legal functions, human resources, insurance and risk management, government affairs, investor relations, corporate communications, benefit plan administration and reporting, and internal audit functions as well as certain marketing functions, in exchange for service fees. MSG Sports also provides certain transition services to the Company, in exchange for service fees.

•	Sublease agreement, pursuant to which the Company subleases office space to MSG Sports;

•
Group ticket sales representation agreement, pursuant to which the Company appointed MSG Sports as its sales and service representative to sell group ticket packages related to Company events in exchange for a commission;

•
Single night rental commission agreement, pursuant to which MSG Sports may, from time to time, sell (or make referrals for sales of) licenses for the use of suites at The Garden for individual Company events in exchange for a commission;

MADISON SQUARE GARDEN ENTERTAINMENT CORP.
NOTES TO CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS
(Continued)

•	The DDTL Facilities that provide for a $110,000 and $90,000 senior unsecured delayed draw term loan facilities, for the Knicks and Rangers, respectively;

•	Aircraft time sharing agreements (discussed below); and;

•
Other agreements with MSG Sports entered into in connection with the Entertainment Distribution such as a distribution agreement, a tax disaffiliation agreement, an employee matters agreement, a trademark license agreement and certain other arrangements.

In addition, the Company has various agreements with MSG Networks, including an advertising sales representation agreement, and a services agreement (“MSG Networks Services Agreement”). Pursuant to the advertising sales representation agreement, the Company has the exclusive right and obligation to sell advertising on behalf of MSG Networks in exchange for a commission. Pursuant to the MSG Networks Services Agreement, effective July 1, 2019, the Company provides certain services to MSG Networks, such as information technology, accounts payable and payroll, human resources, and other corporate functions, as well as the executive support services described below, in exchange for service fees. MSG Networks also provides certain services to the Company, in exchange for service fees.
Further, the Company shares certain executive support costs, including office space, executive assistants, security and transportation costs, for (i) the Company’s Executive Chairman and Chief Executive Officer with MSG Sports and MSG Networks and (ii) the Company’s Vice Chairman with MSG Sports, MSG Networks and AMC Networks.
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
The Company entered into reciprocal time sharing/dry lease agreements with each of (i) Quart 2C, LLC (“Q2C”), a company controlled by James L. Dolan and Kristin A. Dolan, his spouse and a director of the Company, and (ii) Charles F. Dolan and Sterling2k LLC (collectively, “CFD”), an entity owned and controlled by Deborah Dolan-Sweeney, the daughter of Charles F. Dolan and the sister of James L. Dolan, pursuant to which the Company has agreed from time to time to make its aircraft available to each of Q2C and CFD, and Q2C, and CFD have agreed from time to time to make their aircraft available to the Company. Pursuant to the terms of the agreements, Q2C and/or CFD may lease on a non-exclusive, “time sharing” basis, the Company’s Gulfstream Aerospace G550 aircraft.
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
The Company and each of MSG Sports, MSG Networks and AMC Networks are party to certain aircraft time sharing agreements, pursuant to which the Company has agreed from time to time to make aircraft available to MSG Sports, MSG Networks and/or AMC Networks for lease on a “time sharing” basis. Additionally, the Company, MSG Sports, MSG Networks and AMC Networks have agreed on an allocation of the costs of certain aircraft and helicopter use by their shared executives.
In addition to the aircraft arrangements described above, certain executives of the Company are party to aircraft time sharing agreements, pursuant to which the Company has agreed from time to time to make certain aircraft available for lease on a “time sharing” basis for personal use in exchange for payment of actual expenses of the flight (as listed in the agreement).
From time to time the Company enters into arrangements with 605, LLC. James L. Dolan, the Company’s Executive Chairman, Chief Executive Officer and a director, and his spouse, Kristin A. Dolan (a director of the Company), own 50% of 605, LLC. Kristin A. Dolan is also the founder and Chief Executive Officer of 605, LLC. 605, LLC provides audience measurement and data analytics services to the Company and its subsidiaries in the ordinary course of business.

MADISON SQUARE GARDEN ENTERTAINMENT CORP.
NOTES TO CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS
(Continued)

As of June 30, 2020 and 2019, BCE had $637 of notes payable. See Note 13 for further information.
The Company has also entered into certain commercial agreements with its nonconsolidated affiliates in connection with MSG Sphere. As of June 30, 2020, the Company recorded approximately $16,726 of capital expenditures in connection with services provided to the Company under these agreements.
Revenues and Operating Expenses
The following table summarizes the composition and amounts of the transactions with the Company’s affiliates. These amounts are reflected in revenues and operating expenses in the accompanying consolidated and combined statements of operations for the years ended June 30, 2020, 2019 and 2018:

	Years Ended June 30,
	2020	2019	2018
Revenues	$18,408	$18,259	$16,187
Operating expenses (credits):
Revenue sharing expenses	$110,002	$145,723	$141,897
Allocation of charges for venue usage to MSG Sports	(46,072)	(47,093)	(48,728)
Corporate general and administrative expenses, net — MSG Sports	(116,946)	(116,551)	(110,674)
Corporate general and administrative expenses, net — MSG Networks	(9,772)	(10,362)	(9,961)
Consulting fees	214	1,792	3,929
Advertising expenses	506	1,037	993
Other operating expenses, net	420	(198)	647

Revenues
Revenues from related parties primarily consist of commissions earned in connection with the advertising sales representation agreement pursuant to which the Company has the exclusive right and obligation to sell MSG Networks’ advertising availabilities. In addition, amounts disclosed above include the Company’s share of revenues earned from sponsorship agreements that were entered into by MSG Sports and include performance obligations satisfied by both the Company and MSG Sports.
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
Revenue sharing expenses
Revenue for the Company’s suite license arrangements and venue signage and sponsorship agreements entered into by the Company and sales of in-venue food and beverages are recorded on a gross basis. MSG Sports’ share of the Company’s revenue related to such arrangements is recognized as a component of direct operating expenses.
Allocation of Charges for Venue Usage to MSG Sports
For purposes of the Company’s combined financial statements, the Company allocates to MSG Sports certain expenses for the usage of The Garden, which are reported as a reduction of direct operating expense in the accompanying consolidated and combined statements of operations.

MADISON SQUARE GARDEN ENTERTAINMENT CORP.
NOTES TO CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS
(Continued)

Corporate General and Administrative Expenses, net — MSG Sports
Allocations of corporate overhead and shared services expense were recorded by both the Company and MSG Sports for corporate and operational functions based on direct usage or the relative proportion of revenue, headcount or other measures of the Company or MSG Sports. The Company’s corporate overhead expenses primarily related to centralized functions, including executive management, finance, treasury, tax, internal audit, legal, information technology, human resources and risk management functions.
Corporate General and Administrative Expenses, net - MSG Networks
The Company’s corporate overhead expenses that are charged to MSG Networks are primarily related to centralized functions, including executive compensation, finance, treasury, tax, internal audit, legal, information technology, human resources and risk management functions.
For the years ended June 30, 2020, 2019 and 2018, Corporate general and administrative expense, net - MSG Networks reflects charges from the Company to MSG Networks under the MSG Networks Services Agreement of $9,910, $10,467 and $9,969, respectively.
Advertising Expenses
The Company incurs advertising expenses for services rendered by its related parties, primarily MSG Networks, most of which are related to the utilization of advertising and promotional benefits by the Company.
Other Operating Expenses, net
The Company and its related parties enter into transactions with each other in the ordinary course of business. Amounts charged to the Company for other transactions with its related parties are net of amounts charged by the Company to the Knickerbocker Group, LLC, an entity owned by James L. Dolan, the Executive Chairman, Chief Executive Officer and a director of the Company and MSG Sports, for office space equal to the allocated cost of such space and the cost of certain technology services. In addition, other operating expenses include net charges relating to (i) reciprocal aircraft arrangements between the Company and each of Q2C and CFD and (ii) time sharing agreements with MSG Networks and AMC Networks.
Nonoperating Expense
Miscellaneous expense, net includes a contributory charge to MSG Sports related to the participation of MSG Sports and corporate employees in the Shared Plans and Postretirement Plan, of $178, $451 and $777 for the years ended June 30, 2020, 2019 and 2018, respectively.
Cash Management
MSG Sports uses a centralized approach to cash management and financing of operations. The Company and other MSG Sports or MSG Sports subsidiaries’ cash was available for use and was regularly “swept” historically. Transfers of cash both to and from MSG Sports are included as components of MSG Sports. Investment on the combined statements of divisional equity and redeemable noncontrolling interests. The main components of the net transfers (to)/from MSG Sports are cash pooling/general financing activities, various expense allocations to/from MSG Sports, and receivables/payables from/to MSG Sports deemed to be effectively settled upon the distribution of the Company by MSG Sports.
Madison Square Garden Sports Investment
All significant balances and transactions among the Company and MSG Sports and its subsidiaries, which include allocations of corporate general and administrative expenses, share-based compensation expense and other historical intercompany activities, are recorded as components of Divisional Equity. As the books and records of the Company were not kept on a separate basis from MSG Sports, the determination of the average net balance due to or from MSG Sports is not practicable.

MADISON SQUARE GARDEN ENTERTAINMENT CORP.
NOTES TO CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS
(Continued)

Related Party Transactions
In connection with the Entertainment Distribution, the Company and MSG Sports have entered into arrangements with respect to transition services and a number of ongoing commercial relationships, including Arena License Agreements with MSG Sports that will require the Knicks and the Rangers to play their home games at The Garden. Additionally, on April 17, 2020, subsidiaries of MSG Sports, MSG NYK Holdings, LLC and MSG NYR Holdings, LLC, entered into separate delayed draw term loan credit agreements (the “DDTL Facilities”) with a wholly-owned subsidiary of the Company as lender. The DDTL Facilities provide for a $110,000 and $90,000 senior unsecured delayed draw term loan facilities, for MSG NYK Holdings, LLC and MSG NYR Holdings, LLC, respectively. The DDTL Facilities will mature and any unused commitments thereunder will expire on October 17, 2021.
Note 20. Segment Information
The Company is comprised of two reportable segments: Entertainment and Tao Group Hospitality. In determining its reportable segments, the Company assessed the guidance of ASC 280-10-50-1, which provides the definition of a reportable segment. In accordance with the FASB’s guidance, the Company takes into account whether two or more operating segments can be aggregated together as one reportable segment as well as the type of discrete financial information that is available and regularly reviewed by its chief operating decision maker. The Company has evaluated this guidance and determined that there are two reportable segments. In addition, the Company incurs non-capitalizable content development and technology costs associated with the Company’s MSG Sphere initiative and are reported in “Entertainment”. In addition to event-related operating expenses, Entertainment also includes other expenses such as (a) corporate and supporting department operating costs that are attributable to the Sphere Development and (b) non-event related operating expenses for the Company’s venues such as (i) rent for the Company’s leased venues, (ii) real estate taxes, (iii) insurance, (iv) utilities, (v) repairs and maintenance, (vi) labor related to the overall management of the venues, and (vii) depreciation and amortization expense related to the Company’s performance venues and certain corporate property, equipment and leasehold improvements. Additionally, the Company does not allocate any purchase accounting adjustments related to business acquisitions to the reporting segments.
The Company evaluates segment performance based on several factors, of which the key financial measure is operating income (loss) before (i) adjustments to remove the impact of non-cash straight-line leasing revenue associated with the Arena License Agreements with MSG Sports, (ii) depreciation, amortization and impairments of property and equipment, goodwill and other intangible assets, (iii) amortization for capitalized cloud computing arrangement costs (see Note 2. Summary of Significant Accounting Policies for further details), (iv) share-based compensation expense or benefit, (v) restructuring charges or credits, and (vi) gains or losses on sales or dispositions of businesses and associated settlements, which is referred to as adjusted operating income (loss), a non-GAAP measure. In addition to excluding the impact of the items discussed above, the impact of purchase accounting adjustments related to business acquisitions is also excluded in evaluating the Company’s consolidated and combined adjusted operating income (loss). Because it is based upon operating income (loss), adjusted operating income (loss) also excludes interest expense (including cash interest expense) and other non-operating income and expense items. Management believes that the exclusion of share-based compensation expense or benefit allows investors to better track the performance of the various operating units of the Company’s business without regard to the settlement of an obligation that is not expected to be made in cash. In addition, the Company believes that given the length of the arena license agreements and resulting magnitude of the difference in leasing revenue recognized and cash revenue received, the exclusion of non-cash leasing revenue provides investors with a clearer picture of the Company's operating performance. The Company believes adjusted operating income (loss) is an appropriate measure for evaluating the operating performance of its business segments and the Company on a consolidated basis. Adjusted operating income (loss) and similar measures with similar titles are common performance measures used by investors and analysts to analyze the Company’s performance. The Company uses revenues and adjusted operating income (loss) measures as the most important indicators of its business performance, and evaluates management’s effectiveness with specific reference to these indicators.
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

MADISON SQUARE GARDEN ENTERTAINMENT CORP.
NOTES TO CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS
(Continued)

Information as to the operations of the Company’s reportable segments is set forth below.

		Year ended June 30, 2020
		Entertainment	Tao Group Hospitality	Purchase accounting adjustments	Inter-segment eliminations	Total
Revenues		$585,208	$180,201	$—	$(2,473)	$762,936
Direct operating expenses		388,643	116,638	4,361	(1,520)	508,122
Selling, general and administrative expenses		282,043	63,049	6	(461)	344,637
Depreciation and amortization		84,289	8,156	12,454	—	104,899
Impairment for intangibles, long-lived assets, and goodwill		—	94,946	10,871	—	105,817
Gain on disposal of assets held for sale		(240,783)	—	—	—	(240,783)
Operating income (loss)		71,016	(102,588)	(27,692)	(492)	(59,756)
Loss in equity method investments						(4,433)
Interest income						17,993
Interest expense						(2,300)
Miscellaneous income, net	(a)					38,855
Loss from operations before income taxes						$(9,641)

Reconciliation of operating income (loss) to adjusted operating income (loss):
Operating income (loss)		$71,016	$(102,588)	$(27,692)	$(492)	$(59,756)
Add back:
Share-based compensation expense		41,227	963	—	—	42,190
Depreciation and amortization		84,289	8,156	12,454	—	104,899
Impairment for intangibles, long-lived assets, and goodwill		—	94,946	10,871	—	105,817
Gain on disposal of assets held for sale		(240,783)	—	—	—	(240,783)
Other purchase accounting adjustments		—	—	4,367	—	4,367
Adjusted operating income (loss)		$(44,251)	$1,477	$—	$(492)	$(43,266)

Other information:
Capital expenditures		$448,944	$3,482	$—	$—	$452,426

MADISON SQUARE GARDEN ENTERTAINMENT CORP.
NOTES TO CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS
(Continued)

		Year ended June 30, 2019
		Entertainment	Tao Group Hospitality	Purchase accounting adjustments	Inter-segment eliminations	Total
Revenues		$797,058	$253,651	$—	$(1,800)	$1,048,909
Direct operating expenses		513,305	153,969	4,240	(873)	670,641
Selling, general and administrative expenses		239,321	75,529	524	(852)	314,522
Depreciation and amortization		87,005	6,437	15,901	—	109,343
Operating income (loss)		$(42,573)	$17,716	$(20,665)	$(75)	$(45,597)
Equity in earnings of equity method investments						7,062
Interest income						30,163
Interest expense						(15,262)
Miscellaneous expense, net	(a)					(6,061)
Loss from operations before income taxes						$(29,695)

Reconciliation of operating income (loss) to adjusted operating income (loss):
Operating income (loss)		$(42,573)	$17,716	$(20,665)	$(75)	$(45,597)
Add back:
Share-based compensation expense		35,264	137	—	—	35,401
Depreciation and amortization		87,005	6,437	15,901	—	109,343
Other purchase accounting adjustments		—	—	4,764	—	4,764
Adjusted operating income (loss)		$79,696	$24,290	$—	$(75)	$103,911

Other information:
Capital expenditures		$168,981	$15,021	$—	$—	$184,002

MADISON SQUARE GARDEN ENTERTAINMENT CORP.
NOTES TO CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS
(Continued)

		Year ended June 30, 2018
		Entertainment	Tao Group Hospitality	Purchase accounting adjustments	Inter-segment eliminations	Total
Revenues		$746,540	$242,814	$—	$(364)	$988,990
Direct operating expenses		493,224	137,723	4,635	(364)	635,218
Selling, general and administrative expenses		202,255	70,608	133	—	272,996
Depreciation and amortization		89,629	7,241	15,188	—	112,058
Operating income (loss)		$(38,568)	$27,242	$(19,956)	$—	$(31,282)
Loss in equity method investments						(3,758)
Interest income						21,348
Interest expense						(12,150)
Miscellaneous expense, net	(a)					(3,101)
Loss from operations before income taxes						$(28,943)

Reconciliation of operating income (loss) to adjusted operating income (loss):
Operating income (loss)		$(38,568)	$27,242	$(19,956)	$—	$(31,282)
Add back:
Share-based compensation expense		27,118	168	—	—	27,286
Depreciation and amortization		89,629	7,241	15,188	—	112,058
Other purchase accounting adjustments		—	—	4,768	—	4,768
Adjusted operating income		$78,179	$34,651	$—	$—	$112,830

Other information:
Capital expenditures	(b)	$175,078	$12,284	$—	$—	$187,362
_________________

(a)	Miscellaneous income (expense), net includes the followings:

	Years Ended June 30,
	2020	2019	2018
Realized / unrealized gain (loss) on equity investments with readily determinable fair value	$37,628	$(3,497)	$—
Non-service cost components of net periodic pension and postretirement benefit costs	(1,239)	(2,276)	(3,398)
Dividend income from equity investments	722	1,202	241
Loss on extinguishment of debt associated with Tao Group Hospitality	—	(3,977)	—
Measurement alternative adjustments for equity investments without readily determinable fair value	(532)	3,340	(250)
Others, net, primarily reflects the impact of Tao Group Hospitality three-month lag elimination in Fiscal Year 2020.	2,276	(853)	306
	$38,855	$(6,061)	$(3,101)
See Note 14 for further details on the non-service cost components of net periodic pension and postretirement benefit cost. See Note 2 for further details surrounding the elimination of the Tao Group Hospitality three-month lag.

MADISON SQUARE GARDEN ENTERTAINMENT CORP.
NOTES TO CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS
(Continued)

(b)	Entertainment’s capital expenditures for the year June 30, 2018 included a purchase of land in London for the Company’s planned MSG Spheres in London.
See Note 4. Revenue Recognition — Disaggregation of Revenue for disclosure related to the Company’s revenues by type of goods or services in accordance with the required entity-wide disclosure requirements per FASB ASC Subtopic 280-10-50-38 for the years end June 30, 2020, 2019 and 2018.
Substantially all of revenues and assets of the Company’s reportable segments are attributed to or located in the United States. A significant majority of the Company’s revenues and a majority of the Company’s assets are concentrated in the New York City metropolitan area.
Note 21. Concentrations of Risk
Financial instruments that may potentially subject the Company to a concentration of credit risk consist primarily of cash and cash equivalents and accounts receivable. Cash and cash equivalents are invested in commercial paper, money market accounts and time deposits. The Company monitors the financial institutions and money market funds where it invests its cash and cash equivalents with diversification among counterparties to mitigate exposure to any single financial institution. The Company’s emphasis is primarily on safety of principal and liquidity and secondarily on maximizing the yield on its investments.
The following individual non-affiliated customers accounted for the following percentages of the Company’s consolidated and combined accounts receivable balances:

	June 30,
	2020	2019
Customer A	—%	14%
_________________

(a)	A receivable from Customer A as of June 30, 2019 is primarily due to timing of cash receipts.
The Company did not have any non-affiliated customer that represented 10% or more of its consolidated and combined revenues for the years ended June 30, 2020, 2019 and 2018.
As of June 30, 2020, approximately 4,800 full-time and part-time employees, who represent approximately 62% of the Company’s workforce, are subject to CBAs. Approximately 25% are subject to CBAs that expired as of June 30, 2020 and approximately 25% are subject to CBAs that will expire by June 30, 2021 if they are not extended prior thereto.

MADISON SQUARE GARDEN ENTERTAINMENT CORP.
NOTES TO CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS
(Continued)

Note 22. Interim Financial Information (Unaudited)
As discussed in Note 2, Summary of Significant Accounting Policies — Business Combinations and Noncontrolling Interests, the Company eliminated the three-month lag in the fourth quarter of Fiscal Year 2020 for Tao Group Hospitality in its consolidation policy. As a result of the elimination of the three-month lag, the Company reclassified the quarterly financial data below for periods prior to the three months ended June 30, 2020.
The following is a summary of the Company’s selected quarterly financial data for the years ended June 30, 2020 and 2019:

	Three Months Ended				Year ended June 30, 2020
	September 30,	December 31,	March 31,	June 30,
	2019	2019	2020	2020
Revenues	$177,963	$394,072	$181,902	$8,999	$762,936
Operating expenses	246,109	326,873	335,077	(85,367)	822,692
Operating income (loss)	$(68,146)	$67,199	$(153,175)	$94,366	$(59,756)
Net income (loss)	$(56,563)	$80,253	$(158,472)	$120,095	$(14,687)
Net income (loss) attributable to Madison Square Garden Entertainment Corp.’s stockholders	$(55,967)	$78,915	$(132,340)	$126,626	$17,234
Basic earnings (loss) per common share attributable to Madison Square Garden Entertainment Corp.’s stockholders	$(2.33)	$3.29	$(5.52)	$5.27	$0.72
Diluted earnings (loss) per common share attributable to Madison Square Garden Entertainment Corp.’s stockholders	$(2.33)	$3.29	$(5.52)	$5.26	$0.72

	Three Months Ended				Year ended June 30, 2019
	September 30,	December 31,	March 31,	June 30,
	2018	2018	2019	2019
Revenues	$179,313	$415,332	$239,067	$215,197	$1,048,909
Operating expenses	230,917	330,826	260,353	272,410	1,094,506
Operating income (loss)	$(51,604)	$84,506	$(21,286)	$(57,213)	$(45,597)
Net income (loss)	$(33,665)	$83,957	$(15,332)	$(65,098)	$(30,138)
Net income (loss) attributable to Madison Square Garden Entertainment Corp.’s stockholders	$(31,345)	$87,609	$(14,869)	$(59,289)	$(17,894)
Basic and diluted earnings (loss) per common share attributable to Madison Square Garden Entertainment Corp.’s stockholders	$(1.31)	$3.65	$(0.62)	$(2.47)	$(0.75)

MADISON SQUARE GARDEN ENTERTAINMENT CORP.
NOTES TO CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS
(Continued)

The following tables present the amounts reported prior to the application of a change in accounting principle to eliminate the three-month lag for Tao Group Hospitality, see Note 2 for additional details:

	Three Months Ended				Year ended June 30, 2020
	September 30,	December 31,	March 31,	June 30,
	2019	2019	2020	2020
Revenues	$183,591	$383,586	$199,861	N/A	N/A
Operating expenses	248,528	319,104	345,402	N/A	N/A
Operating income (loss)	$(64,937)	$64,482	$(145,541)	N/A	N/A
Net income (loss)	$(55,495)	$77,779	$(150,838)	N/A	N/A
Net income (loss) attributable to Madison Square Garden Entertainment Corp.’s stockholders	$(55,259)	$79,104	$(128,586)	N/A	N/A
Basic and diluted earnings (loss) per common share attributable to Madison Square Garden Entertainment Corp.’s stockholders	$(2.30)	$3.30	$(5.36)	N/A	N/A

	Three Months Ended				Year ended June 30, 2019
	September 30,	December 31,	March 31,	June 30,
	2018	2018	2019	2019
Revenues	$186,712	$395,654	$250,018	$216,525	$1,048,909
Operating expenses	229,324	321,932	268,637	274,613	1,094,506
Operating income (loss)	$(42,612)	$73,722	$(18,619)	$(58,088)	$(45,597)
Net income (loss)	$(24,963)	$73,774	$(12,616)	$(66,333)	$(30,138)
Net income (loss) attributable to Madison Square Garden Entertainment Corp.’s stockholders	$(23,711)	$78,618	$(11,929)	$(60,872)	$(17,894)
Basic and diluted earnings (loss) per common share attributable to Madison Square Garden Entertainment Corp.’s stockholders	$(0.99)	$3.28	$(0.50)	$(2.54)	$(0.75)
_________________
N/A - Not applicable as the results for the fourth quarter of Fiscal Year 2020 and the year ended June 30, 2020 had not been previously reported.