Form 10-Q
period 2020-09-30
Madison Square Garden Entertainment Corp.
filed 2020-11-16
CIK 1795250

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
____________________
FORM 10-Q
________________________
(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2020
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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. ☑ Yes ☐ No
Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files). ☑ Yes ☐ No
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☐	Accelerated filer	☐
Non-accelerated filer	☑	Smaller reporting company	☐
		Emerging growth company	☑
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☑
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). ☐ Yes ☑ No
Number of shares of common stock outstanding as of October 30, 2020:

Class A Common Stock par value $0.01 per share	—	19,613,212
Class B Common Stock par value $0.01 per share	—	4,529,517

MADISON SQUARE GARDEN ENTERTAINMENT CORP.
INDEX TO FORM 10-Q

Page
PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

Consolidated Balance Sheets as of September 30, 2020 (unaudited) and June 30, 2020	1

Consolidated Statement of Operations for the three months ended September 30, 2020 (unaudited) and the Combined Statement of Operations for the three months ended September 30, 2019 (unaudited)	3

Consolidated Statement of Comprehensive Income (Loss) for the three months ended September 30, 2020 (unaudited) and the Combined Statement of Comprehensive Income (Loss) for the three months ended September 30, 2019 (unaudited)	4

Consolidated Statement of Cash Flows for the three months ended September 30, 2020 (unaudited) and the Combined Statement of Cash Flows for the three months ended September 30, 2019 (unaudited)	5

Consolidated Statement Equity and Redeemable Noncontrolling interests for the three months ended September 30, 2020 (unaudited) and the Combined Divisional Equity and Redeemable Noncontrolling Interests for the three months ended September 30, 2019 (unaudited)	7

Notes to Consolidated and Combined Financial Statements (unaudited)	8

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations	38

Item 3. Quantitative and Qualitative Disclosures About Market Risk	57

Item 4. Controls and Procedures	57

PART II. OTHER INFORMATION

Item 1. Legal Proceedings	58

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds	58

Item 6. Exhibits	59

PART I – FINANCIAL INFORMATION
Item 1. Financial Statements

MADISON SQUARE GARDEN ENTERTAINMENT CORP.
CONSOLIDATED BALANCE SHEETS
(in thousands)

	September 30, 2020	June 30, 2020
	(Unaudited)
ASSETS
Current Assets:
Cash and cash equivalents	$925,779	$906,555
Restricted cash	27,807	17,749
Short-term investments	38,888	337,192
Accounts receivable, net	63,710	57,184
Net related party receivables	45,043	23,062
Prepaid expenses	62,191	62,127
Other current assets	15,647	22,633
Total current assets	1,179,065	1,426,502
Investments in nonconsolidated affiliates	50,982	52,622
Property and equipment, net	1,739,755	1,646,115
Right-of-use lease assets	208,779	220,328
Amortizable intangible assets, net	147,542	150,426
Indefinite-lived intangible assets	63,801	63,801
Goodwill	74,309	74,309
Other assets	122,005	85,103
Total assets	$3,586,238	$3,719,206

See accompanying notes to consolidated and combined financial statements.

MADISON SQUARE GARDEN ENTERTAINMENT CORP.
CONSOLIDATED BALANCE SHEETS (Continued)
(in thousands, except per share data)
	September 30, 2020	June 30, 2020
	(Unaudited)
LIABILITIES, REDEEMABLE NONCONTROLLING INTERESTS AND EQUITY
Current Liabilities:
Accounts payable	$7,734	$17,258
Net related party payables, current	18,844	18,418
Current portion of long-term debt, net of deferred financing costs	5,398	5,429
Accrued liabilities:
Employee related costs	44,544	68,837
Other accrued liabilities	106,131	125,452
Operating lease liabilities, current	53,356	53,388
Collections due to promoters	12,987	31,879
Deferred revenue	202,008	189,308
Total current liabilities	451,002	509,969
Long-term debt, net of deferred financing costs	26,845	28,126
Operating lease liabilities, noncurrent	164,279	174,219
Defined benefit and other postretirement obligations	25,633	26,132
Other employee related costs	14,259	15,591
Collections due to promoters, noncurrent	10,394	—
Deferred tax liabilities, net	12,632	12,450
Other liabilities	80,190	78,279
Total liabilities	785,234	844,766
Commitments and contingencies (see Note 10)
Redeemable noncontrolling interests	17,298	20,600
Madison Square Garden Entertainment Corp. Stockholders’ Equity:
Class A Common stock, par value $0.01, 120,000 shares authorized; 19,613 and 19,493 shares outstanding as of September 30, 2020 and June 30, 2020, respectively	196	195
Class B Common stock, par value $0.01, 30,000 shares authorized; 4,530 shares outstanding as of September 30, 2020 and June 30, 2020	45	45
Preferred stock, par value $0.01, 15,000 shares authorized; none outstanding as of September 30, 2020 and June 30, 2020	—	—
Additional paid-in capital	2,757,155	2,751,318
Treasury stock, at cost, no shares as of September 30, 2020 and June 30, 2020	—	—
Retained earnings	52,091	141,936
Accumulated other comprehensive loss	(37,554)	(51,857)
Total Madison Square Garden Entertainment Corp. stockholders’ equity	2,771,933	2,841,637
Nonredeemable noncontrolling interests	11,773	12,203
Total equity	2,783,706	2,853,840
Total liabilities, redeemable noncontrolling interests and equity	$3,586,238	$3,719,206

See accompanying notes to consolidated and combined financial statements.

MADISON SQUARE GARDEN ENTERTAINMENT CORP.
CONSOLIDATED AND COMBINED STATEMENTS OF OPERATIONS
(Unaudited)
(in thousands, except per share data)

	Three Months Ended
	September 30,
	2020	2019
Revenues (a)	$14,378	$177,963
Operating expenses:
Direct operating expenses (b)	34,159	131,522
Selling, general and administrative expenses (c)	60,325	87,767
Depreciation and amortization	26,582	26,820
Restructuring charges	19,927	—
Operating loss	(126,615)	(68,146)
Other income (expense):
Loss in equity method investments	(1,696)	(1,473)
Interest income	295	7,315
Interest expense	(409)	(1,105)
Miscellaneous income, net	34,224	7,031
	32,414	11,768
Loss from operations before income taxes	(94,201)	(56,378)
Income tax expense	(163)	(185)
Net loss	(94,364)	(56,563)
Less: Net loss attributable to redeemable noncontrolling interests	(3,889)	(636)
Less: Net income (loss) attributable to nonredeemable noncontrolling interests	(630)	40
Net loss attributable to Madison Square Garden Entertainment Corp.’s stockholders	$(89,845)	$(55,967)
Basic and diluted loss per common share attributable to Madison Square Garden Entertainment Corp.’s stockholders	$(3.69)	$(2.33)
Weighted-average number of common shares outstanding:
Basic and diluted (d)	24,334	23,992
_________________
(a)Includes revenues from related parties of $4,018 and $6,475 for the three months ended September 30, 2020 and 2019, respectively.
(b)Includes net charges from related parties of $81 and $16,209 for the three months ended September 30, 2020 and 2019, respectively.
(c)Includes net charges to related parties of $(11,883) and $(33,563) for the three months ended September 30, 2020 and 2019, respectively.
(d)On April 17, 2020 (the “Entertainment Distribution Date”), 23,992 common shares were distributed to Madison Square Garden Sports Corp. (“MSG Sports,” formerly known as The Madison Square Garden Company) stockholders as of April 13, 2020. This share amount is being utilized for the calculation of basic and diluted loss per common share attributable to Madison Square Garden Entertainment Corp.’s stockholders for the three months ended September 30, 2019 because the Company was a wholly-owned subsidiary of MSG Sports prior to the Entertainment Distribution Date.
See accompanying notes to consolidated and combined financial statements.

MADISON SQUARE GARDEN ENTERTAINMENT CORP.
CONSOLIDATED AND COMBINED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
(Unaudited)
(in thousands)

	Three Months Ended
	September 30,
	2020		2019
Net loss		$(94,364)		$(56,563)
Other comprehensive income (loss), before income taxes:
Pension plans and postretirement plan:
Amounts reclassified from accumulated other comprehensive loss:
Amortization of actuarial loss included in net periodic benefit cost	$352		$339
Amortization of prior service credit included in net periodic benefit cost	—	352	—	339
Cumulative translation adjustments		13,951		(10,018)
Other comprehensive income (loss), before income taxes		14,303		(9,679)
Income tax expense related to items of other comprehensive income (loss)		—		—
Other comprehensive income (loss), net of income taxes		14,303		(9,679)
Comprehensive loss		(80,061)		(66,242)
Less: Comprehensive loss attributable to redeemable noncontrolling interests		(3,889)		(636)
Less: Comprehensive income (loss) attributable to nonredeemable noncontrolling interests		(630)		40
Comprehensive loss attributable to Madison Square Garden Entertainment Corp.’s stockholders		$(75,542)		$(65,646)

See accompanying notes to consolidated and combined financial statements.

MADISON SQUARE GARDEN ENTERTAINMENT CORP.
CONSOLIDATED AND COMBINED STATEMENTS OF CASH FLOWS
(Unaudited)
(in thousands)

	Three Months Ended
	September 30,
	2020	2019
Cash flows from operating activities:
Net loss	$(94,364)	$(56,563)
Adjustment to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	26,582	26,820
Provision for deferred income taxes	182	113
Share-based compensation expense	11,529	10,085
Loss in equity method investments	1,696	1,473
Purchase accounting adjustments associated with leases	924	2,276
Unrealized gain on equity investments with readily determinable fair value	(33,658)	(5,293)
Provision for doubtful accounts	692	1,060
Other non-cash adjustments	(244)	164
Change in assets and liabilities:
Accounts receivable, net	(7,218)	(11,886)
Receivables from related parties, net of payables	(21,555)	(14,780)
Prepaid expenses and other assets	(2,537)	(7,482)
Accounts payable	(9,524)	1,593
Accrued and other liabilities	(40,323)	(5,092)
Collections due to promoters, including noncurrent portion	(8,498)	(2,108)
Deferred revenue	11,822	40,518
Operating lease right-of-use assets and lease liabilities	653	(69)
Net cash used in operating activities	$(163,841)	$(19,171)
Cash flows from investing activities:
Capital expenditures	$(112,058)	$(86,360)
Purchase of short-term investments	—	(106,063)
Proceeds from maturity of short-term investment	300,000	106,587
Proceeds from sale of nonconsolidated affiliate	—	18,000
Cash received for notes receivable	6,328	750
Other investing activities	60	476
Net cash provided by (used in) investing activities	$194,330	$(66,610)

See accompanying notes to consolidated and combined financial statements.

MADISON SQUARE GARDEN ENTERTAINMENT CORP.
CONSOLIDATED AND COMBINED STATEMENTS OF CASH FLOWS (Continued)
(Unaudited)
(in thousands)

	Three Months Ended
	September 30,
	2020	2019
Cash flows from financing activities:
Taxes paid in lieu of shares issued for equity-based compensation	$(5,971)	$—
Noncontrolling interest holders’ capital contribution	200	2,000
Principal repayment on long-term debt	(1,250)	(2,500)
Net transfers from (to) Madison Square Garden Sports Corp. and its subsidiaries	—	(34,786)
Net cash used in financing activities	$(7,021)	$(35,286)
Effect of exchange rates on cash, cash equivalents and restricted cash	5,814	(1,950)
Net increase (decrease) in cash, cash equivalents and restricted cash	29,282	(123,017)
Cash, cash equivalents and restricted cash at beginning of period	924,304	1,092,065
Cash, cash equivalents and restricted cash at end of period	$953,586	$969,048
Non-cash investing and financing activities:
Capital expenditures incurred but not yet paid	$76,358	$39,592
Share-based compensation capitalized in property and equipment	$866	$1,250

See accompanying notes to consolidated and combined financial statements.

MADISON SQUARE GARDEN ENTERTAINMENT CORP.
CONSOLIDATED AND COMBINED STATEMENTS OF EQUITY AND REDEEMABLE NONCONTROLLING INTERESTS
(Unaudited)
(in thousands)

	Three Months Ended September 30, 2020
	Common Stock Issued	Additional Paid-In Capital	Retained Earnings	Accumulated Other Comprehensive Loss	Total Madison Square Garden Entertainment Corp. Stockholders’ Equity	Non - redeemable Noncontrolling Interests	Total Equity	Redeemable Noncontrolling Interests
Balance as of June 30, 2020	$240	$2,751,318	$141,936	$(51,857)	$2,841,637	$12,203	$2,853,840	$20,600
Net loss	—	—	(89,845)	—	(89,845)	(630)	(90,475)	(3,889)
Other comprehensive income	—	—	—	14,303	14,303	—	14,303	—
Comprehensive loss	—	—	—	—	(75,542)	(630)	(76,172)	(3,889)
Share-based compensation	—	11,808	—	—	11,808	—	11,808
Accretion of put options	—	—	—	—	—	—	—	587
Tax withholding associated with shares issued for equity-based compensation	1	(5,971)	—	—	(5,970)	—	(5,970)	—
Contributions from noncontrolling interest holders	—	—	—	—	—	200	200	—
Balance as of September 30 2020	$241	$2,757,155	$52,091	$(37,554)	$2,771,933	$11,773	$2,783,706	$17,298

	Three Months Ended September 30, 2019
	MSG Sports’ Investment	Accumulated Other Comprehensive Loss	Total Company Divisional Equity	Non - redeemable Noncontrolling Interests	Total Divisional Equity	Redeemable Noncontrolling Interests
Balance as of June 30, 2019	$2,618,971	$(46,923)	$2,572,048	$13,790	$2,585,838	$67,627
Net income (loss)	(55,967)	—	(55,967)	40	(55,927)	(636)
Other comprehensive loss	—	(9,679)	(9,679)	—	(9,679)	—
Comprehensive income (loss)	—	—	(65,646)	40	(65,606)	(636)
Net decrease in Madison Square Garden Sports Corp. Investment	(23,452)	—	(23,452)	—	(23,452)	—
Contributions from noncontrolling interest holders	—	—	—	1,709	1,709	—
Balance as of September 30, 2019	$2,539,552	$(56,602)	$2,482,950	$15,539	$2,498,489	$66,991

See accompanying notes to consolidated and combined financial statements.

MADISON SQUARE GARDEN ENTERTAINMENT CORP.
NOTES TO CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS (UNAUDITED)
All amounts included in the following notes to consolidated and combined financial statements (unaudited) are presented in thousands, except per share data or as otherwise noted.

Note 1. Description of Business and Basis of Presentation
Description of Business
Madison Square Garden Entertainment Corp. (together with its subsidiaries, the “Company” or “MSG Entertainment”), is a leader in live experiences comprised of iconic venues; marquee entertainment content; popular dining and nightlife offerings; and a premier music festival. Utilizing the Company’s powerful brands and live entertainment expertise, the Company delivers unique experiences that set the standard for excellence and innovation while forging deep connections with diverse and passionate audiences. The Company’s portfolio of venues includes: Madison Square Garden (“The Garden”), Hulu Theater at Madison Square Garden, Radio City Music Hall, the Beacon Theatre, and The Chicago Theatre. In addition, the Company is constructing a state-of-the-art venue, MSG Sphere, in Las Vegas and plans to build a second MSG Sphere in London, pending necessary approvals. The Company also includes the original production, the Christmas Spectacular Starring the Radio City Rockettes (“Christmas Spectacular”), as well as Boston Calling Events, LLC (“BCE”), the entertainment production company that owns and operates the Boston Calling Music Festival, and Tao Group Holdings LLC (“Tao Group Hospitality”), a hospitality group with globally-recognized entertainment dining and nightlife brands.
The Company conducts a significant portion of its operations at venues that it either owns or operates under long-term leases. The Company owns The Garden, Hulu Theater at Madison Square Garden and The Chicago Theatre. In addition, the Company leases Radio City Music Hall and the Beacon Theatre in New York City. Additionally, Tao Group Hospitality operates various restaurants, nightlife and hospitality venues under long-term leases and management contracts in New York, Las Vegas, Los Angeles, Chicago, Australia, and Singapore.
The Company, formerly named MSG Entertainment Spinco, Inc., was incorporated on November 21, 2019 as a direct, wholly owned subsidiary of Madison Square Garden Sports Corp. (“MSG Sports” or “Former Parent”), formerly known as The Madison Square Garden Company. On March 31, 2020, MSG Sports’ board of directors approved the distribution of all the outstanding common stock of MSG Entertainment to MSG Sports’ stockholders (the “Entertainment Distribution”), which occurred on the Entertainment Distribution Date. See Note 1 to the Company’s audited consolidated and combined financial statements and notes thereto for the year ended June 30, 2020 included in the Company’s Annual Report on Form 10-K for more information regarding the Entertainment Distribution.
Following the Entertainment Distribution on April 17, 2020, the Company has two reportable segments (the Entertainment business and the Tao Group Hospitality business) as a result of certain changes in the financial information that is provided to its Chief Operating Decision Maker (“CODM”). Additionally, as part of the Entertainment Distribution, the Company has entered into various agreements with MSG Sports as detailed in Note 17.
Basis of Presentation
The Company reports on a fiscal year basis ending on June 30th. In these consolidated and combined financial statements, the years ended on June 30, 2021 and 2020 are referred to as “Fiscal Year 2021,” and “Fiscal Year 2020,” respectively.
Subsequent to the Entertainment Distribution, the Company’s balance sheets as of September 30, 2020 and June 30, 2020 and for the statement of operations for the three months ended September 30, 2020 are presented on a consolidated basis, as the Company became a standalone public company on April 17, 2020. The Company’s financial statements prior to April 17, 2020 that are included in the results of operations for the year ended June 30, 2020 were prepared on a stand-alone basis derived from the consolidated financial statements and accounting records of MSG Sports (“combined financial statements”). These financial statements reflect the combined historical results of operations, financial position and cash flows of the Company in accordance with U.S. generally accepted accounting principles (“GAAP”) and Securities and Exchange Commission (“SEC”) Staff Accounting Bulletin Topic 1-B, Allocation of Expenses and Related Disclosure in Financial Statements of Subsidiaries, Divisions or Lesser Business Components of Another Entity, and Article 10 of Regulation S-X of the SEC for interim financial information. References to GAAP issued by the Financial Accounting Standards Board (“FASB”) in these footnotes are to the FASB Accounting Standards Codification, also referred to as the “Codification” or “ASC.”
See Note 1 to the Company’s audited consolidated and combined financial statements and notes thereto for the year ended June 30, 2020 included in the Company’s Annual Report on Form 10-K for more information regarding the assumptions underlying the combined financial statements and additional details on the preparation of such combined financial statements.

MADISON SQUARE GARDEN ENTERTAINMENT CORP.
NOTES TO CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS (UNAUDITED)
(Continued)
Management believes that the assumptions underlying the combined financial statements, including the assumptions regarding allocating general corporate expenses, are reasonable. Nevertheless, the combined financial statements may not include all of the actual expenses that would have been incurred by the Company and may not reflect its combined results of operations, financial position, and cash flows had it been a stand-alone company during the periods presented. Actual costs that would have been incurred if the Company had been a stand-alone company would depend on multiple factors, including organizational structure and strategic decisions made in various areas, including information technology and infrastructure. The Company is unable to quantify the amounts that it would have recorded during the historical periods on a stand-alone basis as it is not practicable to do so. See Note 17 for more information regarding allocations of certain costs from the Company to MSG Sports.
Unaudited Interim Financial Statements
The accompanying interim consolidated and combined financial statements have been prepared in accordance with GAAP for interim financial information and the instruction of Rule 10-01 of Regulation S-X, and should be read in conjunction with the Company’s audited consolidated and combined financial statements and notes thereto for the year ended June 30, 2020 included in the Company’s Annual Report on Form 10-K. The consolidated and combined financial statements as of September 30, 2020 and for the three months ended September 30, 2020 and 2019 presented herein are unaudited; however, in the opinion of management, the financial statements reflect all adjustments, consisting solely of normal recurring adjustments, necessary for a fair presentation of the results for the interim periods presented. The results of operations for the periods presented are not necessarily indicative of the results that might be expected for future interim periods or for the full year. The Company’s dependence on revenues from the Christmas Spectacular generally means it earns a disproportionate share of its revenues in the second quarter of the its fiscal year. In addition, the Company’s operating results in Fiscal Year 2020 and the first quarter of Fiscal Year 2021 were negatively impacted due to the COVID-19 pandemic.
Impact of the COVID-19 Pandemic
The Company’s operations and operating results have been, and continue to be, materially impacted by the COVID-19 pandemic and actions taken in response by governmental authorities and certain professional sports leagues. As of the date of this Quarterly Report on Form 10-Q, virtually all of the Entertainment business’ operations have been suspended and Tao Group Hospitality is operating at significantly reduced capacity and demand. It is not clear when we will be permitted or able to resume normal business operations.
As a result of government mandated assembly limitations and closures, our performance venues were closed in mid-March, and, subject to limited exceptions, such as the use of The Garden as an early voting and election day poll site and our virtual residency featuring Phish’s Trey Anastasio live from the Beacon Theatre, events are currently prohibited at The Garden, Hulu Theater at Madison Square Garden, Radio City Music Hall and the Beacon Theatre. Although events are permitted at The Chicago Theatre, current government mandated capacity restrictions and other safety requirements make it economically unfeasible to do so. All events at our venues have been postponed or canceled through at least December 2020 and will likely be impacted into 2021. We are not recognizing revenue from those events and, while events are being rescheduled into calendar year 2021, it is unclear whether and to what extent those events will take place. We are actively monitoring government regulations and guidance, and when such regulations permit, and there is an opportunity to reopen our venues for events safely and on economically feasible terms, we expect that we would do so. The impact to our operations has also included the 2020 Boston Calling Music Festival, which had been slated for Memorial Day weekend, and was canceled. In addition, in August 2020, the Company announced that it canceled the 2020 production of the Christmas Spectacular.
The Company has long-term arena license agreements (the “Arena License Agreements”) with MSG Sports that require the New York Knicks (the “Knicks”) of the National Basketball Association (the “NBA”) and the New York Rangers (the “Rangers”) of the National Hockey League (the “NHL”) to play their home games at The Garden.
In March, the NBA and the NHL announced that their 2019-20 seasons were suspended, and subsequently announced in June and May, respectively, plans for a return to play in the designated cities of Orlando for the NBA and Edmonton and Toronto for the NHL. With The Garden closed by government mandate, MSG Sports made no payments under the Arena License Agreements for the period following the Entertainment Distribution through September 30, 2020. Even though the NBA recently announced its 2020-21 season is expected to begin on December 22, 2020 and the NHL has stated it is targeting a January 1, 2021 start date for its 2020-21 season, government and league mandated restrictions remain in effect and may still be in effect at the time those seasons commence. No assurances can be made that games will be played at The Garden or, if games are played at The Garden, whether those games will be played with fans in attendance. Even if fans are permitted to attend, capacity restrictions, use limitations and social distancing requirements are expected to remain in place and may affect the payments we receive under the Arena License Agreements.

MADISON SQUARE GARDEN ENTERTAINMENT CORP.
NOTES TO CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS (UNAUDITED)
(Continued)
Due to government actions taken in response to the COVID-19 pandemic, virtually all of Tao Group Hospitality’s venues were closed for approximately three months starting in mid-March, and Avenue and Vandal in New York were permanently closed in April and June, respectively. Tao Group Hospitality has resumed limited operations at certain venues, subject to significant regulatory requirements, including limits on capacity, curfews and social distancing requirements for outdoor and indoor dining. As of September 30, 2020, sixteen of Tao Group Hospitality’s venues were open for outdoor dining and/or limited capacity indoor dining (the majority of these venues also offered delivery and/or takeout), while twelve venues remained closed.
The COVID-19 pandemic has materially impacted our revenues, most significantly because we are currently not generating revenue from:
•events at The Garden, Hulu Theater at Madison Square Garden, Radio City Music Hall, the Beacon Theatre and The Chicago Theatre;
•payments under the Arena License Agreements;
•sponsorships, suite licenses and in-venue advertising;
•the 2020 production of the Christmas Spectacular; and
•the 2020 Boston Calling Music Festival.
The COVID-19 pandemic is having and will likely continue to have a significant and negative impact on our operations and financial performance. As a result, we have taken several actions to improve our financial flexibility, reduce operating costs and preserve liquidity.
•We have revised our processes and construction schedule for MSG Sphere, providing for a substantially reduced spend in Fiscal Year 2021 and a lengthened timetable that enables the Company to preserve cash in the near-term. We now expect to open MSG Sphere in Las Vegas in calendar year 2023;
•In connection with our extended construction timeline, we have reduced our expected near-term spending on technology and content development for MSG Sphere;
•At the end of May 2020, we ended all financial support that was previously provided for certain event-level employees at the Company’s performance venues, and as a result virtually all venue employees, approximately 6,000 in total, are effectively furloughed;
•At the end of March 2020, Tao Group Hospitality eliminated essentially all of its venue line staff and manager positions, with limited numbers of employees returning as operations slowly resume. In August, Tao Group Hospitality reduced its corporate workforce;
•In August 2020, we reduced our regular full-time workforce by approximately 350 positions;
•We have implemented and are continuing to pursue additional comprehensive cost reduction measures, including terminating certain third-party services, negotiating reduced rates and/or reduced service levels with third parties, and pursuing targeted savings and reductions in spending on marketing and travel and entertainment, and deferring or limiting non-essential operating or other discretionary expenses;
•We have successfully negotiated certain relief and deferral of cash payments from landlords and other vendors. Conversations with third parties are ongoing as we continue to pursue additional options, some of which may or may not be successful; and
•In November, MSG National Properties, LLC (“MSG National Properties”) and certain of our subsidiaries entered into a five-year $650,000 senior secured term loan facility.
Disruptions caused by the COVID-19 pandemic have had, and are likely to continue to have, a significant and negative impact on Tao Group Hospitality’s operations and financial performance. In August 2020, Tao Group Hospitality entered into an amendment to the Tao Senior Credit Agreement, which suspended certain financial covenants through December 31, 2021 and increased the minimum liquidity requirement. In addition, in connection with the amendment, MSG Entertainment Group, LLC entered into a guarantee agreement, which also included a minimum liquidity requirement for MSG Entertainment Group, LLC. See Note 12 for more information regarding the amendment to the Tao Senior Credit Agreement. If recovery from the

MADISON SQUARE GARDEN ENTERTAINMENT CORP.
NOTES TO CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS (UNAUDITED)
(Continued)
pandemic takes longer than currently estimated, Tao Group Hospitality may need to seek covenant waivers in the future. Tao Group Hospitality's failure to obtain debt covenant waivers could trigger a violation of these covenants and lead to default and acceleration of all of its outstanding debt, which could have a material adverse effect on Tao Group Hospitality and the Company.
See Note 1 to the Company’s audited consolidated and combined financial statements and notes thereto for the year ended June 30, 2020 included in the Company’s Annual Report on Form 10-K for impairment charges recorded by the Company for Tao Group Hospitality in Fiscal Year 2020. There was no impairment charge recorded by the Company for the three months ended September 30, 2020. However, the duration and impact of the COVID-19 pandemic may result in future impairment charges that management will evaluate as facts and circumstances evolve over time. Refer to Note 7 and Note 9 for further detail of the Company’s intangible assets, long-lived assets and goodwill.
Note 2. Accounting Policies
Principles of Consolidation and Combination
For the periods prior to the Entertainment Distribution, the combined financial statements include assets and liabilities that were historically held at Former Parent’s corporate level but were specifically identifiable or otherwise attributable to the Company. All intercompany transactions between the Company and Former Parent have been included in the combined financial statements as components of MSG Sports’ investment. Expenses related to corporate allocations prior to the Entertainment Distribution were considered to be effectively settled in the combined financial statements at the time the transaction was recorded, with the offset recorded against MSG Sports’ investment. All significant intracompany transactions and accounts within the Company's consolidated and combined financial statements have been eliminated.
After the Entertainment Distribution, the consolidated financial statements of the Company include the accounts of Madison Square Garden Entertainment Corp. and its subsidiaries. All significant intercompany transactions and balances have been eliminated in consolidation. In addition, the consolidated and combined financial statements of the Company include the accounts from Tao Group Hospitality and BCE, in which the Company has controlling voting interests. The Company’s consolidation criteria are based on authoritative accounting guidance for voting interest, controlling interest or variable interest entities. Tao Group Hospitality and BCE are consolidated with the equity owned by other stockholders shown as redeemable or nonredeemable noncontrolling interests in the accompanying consolidated balance sheets, and the other stockholders’ portion of net earnings (loss) and other comprehensive income (loss) shown as net income (loss) or comprehensive income (loss) attributable to redeemable or nonredeemable noncontrolling interests in the accompanying consolidated and combined statements of operations and consolidated and combined statements of comprehensive income (loss), respectively.
See Note 2 to the Company’s audited consolidated and combined financial statements and notes thereto for the year ended June 30, 2020 included in the Company’s Annual Report on Form 10-K regarding the classification of redeemable noncontrolling interests of Tao Group Hospitality and the elimination of three-month lag in the consolidation of Tao Group Hospitality in Fiscal Year 2020.

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

MADISON SQUARE GARDEN ENTERTAINMENT CORP.
NOTES TO CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS (UNAUDITED)
(Continued)
factors beyond the Company’s control could be material and would be reflected in the Company’s financial statements in future periods.
Recently Issued Accounting Pronouncements
Recently Adopted Accounting Pronouncements
In June 2016, the FASB issued Accounting Standards Update (“ASU”) No. 2016-13, Financial Instruments — Credit Losses. ASU No. 2016-13 replaced the incurred loss impairment methodology in previous GAAP with a methodology that requires the reflection of expected credit losses and consideration of a broader range of reasonable and supportable information to determine credit loss estimates at inception. In May 2019, the FASB issued ASU No. 2019-05, Targeted Transition Relief, which amends ASC Topic 326 to provide an option to irrevocably elect to measure certain individual financial assets at fair value instead of amortized cost. In November 2019, FASB issued ASU No. 2019-11 to provide clarification guidance in a number of areas, including: (i) expected recoveries for purchased financial assets with credit deterioration, (ii) transition relief for troubled debt restructuring, (iii) disclosures related to accrued interest receivables, and (iv) financial assets secured by collateral maintenance provisions. For most financial instruments, the standard requires the use of a forward-looking expected loss model rather than the incurred loss model for recognizing credit losses, which will generally result in the earlier recognition of credit losses on financial instruments. In February 2020, the FASB issued ASU No. 2020-02, Financial Instruments — Credit Losses and Leases, which includes amendments pursuant to SEC Staff Accounting Bulletin No. 119. This standard was adopted by the Company in the first quarter of Fiscal Year 2021. The adoption of the standard did not have an impact on the Company’s consolidated financial statements.
In August 2018, the FASB issued ASU No. 2018-13, Fair Value Measurement (Topic 820): Disclosure Framework — Changes to the Disclosure Requirements for Fair Value Measurement as part of the FASB’s broader disclosure framework project. ASU No. 2018-13 removes, modifies and adds certain disclosures providing greater focus on requirements that clearly communicate the most important information to the users of the financial statements with respect to fair value measurements. Most of the disclosure requirements in ASU No. 2018-13 are required to be applied on a retrospective basis except for the guidance related to (i) unrealized gains and losses included in other comprehensive income, (ii) disclosure related to range and weighted average Level 3 unobservable inputs and (iii) narrative disclosure requirements on measurement uncertainty, which are required to be applied on a prospective basis. This standard was adopted by the Company in the first quarter of Fiscal Year 2021. The adoption of the standard did not have an impact on the Company’s consolidated financial statements.
In August 2018, the FASB issued ASU No. 2018-14, Compensation-Retirement Benefits-Defined Benefit Plans — General (Subtopic 715-20): Disclosure Framework-Changes to the Disclosure Requirements for Defined Benefit Plans. ASU No. 2018-14 removes certain disclosures that are not considered cost beneficial, clarifies certain required disclosures and adds additional disclosures. This standard was adopted by the Company in the first quarter of Fiscal Year 2021. The adoption of the standard did not have an impact on the Company’s consolidated financial statements.
In August 2018, the FASB issued ASU No. 2018-15, Intangibles — Goodwill and Other-Internal-Use Software (Subtopic 350-40): Customer’s Accounting for Implementation Costs Incurred in a Cloud Computing Arrangement That is a Service Contract. ASU No. 2018-15 aligns the requirements for capitalizing implementation costs incurred in a hosting arrangement that is a service contract with the requirements for capitalizing implementation costs incurred to develop or obtain internal-use software. The guidance also specifies that the balance sheet, income statement, and statement of cash flows presentation of capitalized implementation costs and the related amortization should align with the presentation of the hosting (service) element of the arrangement. This standard was adopted by the Company in the first quarter of Fiscal Year 2021. The adoption of the standard did not have an impact on the Company’s consolidated financial statements. However, to the extent future costs incurred in a cloud computing arrangement are capitalizable, the corresponding amortization will be included in “Direct operating expenses” or “Selling, general and administrative expenses” in the consolidated statements of operations depending on the nature of the related arrangement, rather than “Depreciation and amortization.”

MADISON SQUARE GARDEN ENTERTAINMENT CORP.
NOTES TO CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS (UNAUDITED)
(Continued)
In November 2018, the FASB issued ASU No. 2018-17, Targeted Improvements to Related Party Guidance for Variable Interest Entities. ASU No. 2018-17 amends the variable interest entities (“VIE”) guidance to align the evaluation of a decision maker’s or service provider’s fee in assessing a variable interest with the guidance in the primary beneficiary test. Specifically, indirect interests held by a related party that is under common control are to be considered on a proportionate basis, rather than in their entirety, when assessing whether the fee qualifies as a variable interest. The proportionate basis approach is consistent with the treatment of indirect interests held by a related party under common control when evaluating the primary beneficiary of a VIE. When a decision maker or service provider has an interest in a related party, regardless of whether they are under common control, they consider that related party’s interest in a VIE on a proportionate basis throughout the VIE model, for both the assessment of a variable interest and the determination of a primary beneficiary. This standard was adopted by the Company in the first quarter of Fiscal Year 2021. The adoption of the standard did not have an impact on the Company’s consolidated financial statements.
In November 2018, the FASB issued ASU No. 2018-18, Collaborative Arrangements (Topic 808): Clarifying the Interaction between Topic 808 and Topic 606. ASU No. 2018-18 clarifies that certain transactions between participants in a collaborative arrangement should be accounted for under ASC Topic 606 when the counterparty is a customer. In addition, ASU No. 2018-18 precludes an entity from presenting consideration from a transaction in a collaborative arrangement as revenue from contracts with customers if the counterparty is not a customer for that transaction. This standard was adopted by the Company in the first quarter of Fiscal Year 2021. The adoption of the standard did not have an impact on the Company’s consolidated financial statements.
In April 2019, the FASB issued ASU No. 2019-04, Codification Improvements to Topic 326, Financial Instruments — Credit Losses, Topic 815, Derivatives and Hedging, and Topic 825 — Financial Instruments. This ASU provides narrow-scope amendments to help apply these recent standards. This standard was adopted by the Company in the first quarter of Fiscal Year 2021 in connection with the adoption of ASU No. 2016-13 discussed above. The adoption of the standard did not have an impact on the Company’s consolidated financial statements.
In November 2019, the FASB issued ASU No. 2019-08, Compensation — Stock Compensation (Topic 718) and Revenue from Contracts with Customers (Topic 606): Codification Improvements — Share-Based Consideration Payable to a Customer. This ASU requires that share-based payment awards issued to a customer in connection with a revenue arrangement be recorded as a reduction of the transaction price in revenue. The amount recorded as a reduction of the transaction price is measured using the grant-date fair value of the award and is classified in accordance with ASC Topic 718. Changes in the measurement of the share-based payments after the grant date that are due to the form of the consideration are not included in the transaction price and are recorded elsewhere in the statement of operations. The award is measured and classified under ASC Topic 718 for its entire life, unless the award is modified after it vests and the grantee is no longer a customer. This standard was adopted by the Company in the first quarter of Fiscal Year 2021. The adoption of the standard did not have an impact on the Company’s consolidated financial statements.
In January 2020, the FASB issued ASU No. 2020-01, Investments-Equity Securities (Topic 321), Investments - Equity Method and Joint Ventures (Topic 323), and Derivatives and Hedging (Topic 815): Clarifying the Interactions between Topic 321, Topic 323, and Topic 815. The amendments in this ASU clarify that an entity should consider observable transactions that require it to either apply or discontinue the equity method of accounting for the purposes of applying the measurement alternative in accordance with ASC Topic 321 immediately before applying or upon discontinuing the equity method. In addition, the amendments clarify the accounting for certain forward contracts and purchased options accounted for under ASC Topic 815. This standard was adopted by the Company in the first quarter of Fiscal Year 2021. The adoption of the standard did not have an impact on the Company’s consolidated financial statements.
Recently Issued Accounting Pronouncements Not Yet Adopted
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
NOTES TO CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS (UNAUDITED)
(Continued)
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
Note 3. Revenue Recognition
Contracts with Customers
See Note 4 to the Company’s audited consolidated and combined financial statements and notes thereto for the year ended June 30, 2020 included in the Company’s Annual Report on Form 10-K for more information regarding the details of the Company’s revenue recognition. All revenue recognized in the consolidated and combined statements of operations is considered to be revenue from contracts with customers in accordance with ASC Topic 606 except for $748 of sublease revenue, which is accounted for in accordance with ASC Topic 842 for the three months ended September 30, 2020. For the three months ended September 30, 2020 and 2019, the Company did not have any material impairment losses on receivables or contract assets arising from contracts with customers.
Disaggregation of Revenue
The following table disaggregates the Company’s revenue by major source and reportable segment based upon the timing of transfer of goods or services to the customer, in accordance with ASC Subtopic 606-10-50-5, for the three months ended September 30, 2020 and 2019:

	Three Months ended
	September 30, 2020
	Entertainment	Tao Group Hospitality	Eliminations	Total
Event-related and entertainment dining and nightlife offerings (a)	$727	$5,660	$—	$6,387
Sponsorship, signage and suite licenses (b)	2,460	72	(232)	2,300
Other (c)	3,620	1,489	(166)	4,943
Total revenues from contracts with customers	$6,807	$7,221	$(398)	$13,630

	Three Months ended
	September 30, 2019
	Entertainment	Tao Group Hospitality	Eliminations	Total
Event-related and entertainment dining and nightlife offerings (a)	$82,714	$52,341	$(13)	$135,042
Sponsorship, signage and suite licenses (b)	35,438	184	(217)	35,405
Other (c)	1,500	6,092	(76)	7,516
Total revenues from contracts with customers	$119,652	$58,617	$(306)	$177,963

_________________
(a)Consists of (i) ticket sales and other ticket-related revenues, (ii) Tao Group Hospitality’s entertainment dining and nightlife offerings, (iii) venue license fees from third-party promoters, and (iv) food, beverage and merchandise sales. Event-related revenues and entertainment, dining and nightlife offerings are recognized at a point in time. As such, these revenues have been included in the same category in the table above.

MADISON SQUARE GARDEN ENTERTAINMENT CORP.
NOTES TO CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS (UNAUDITED)
(Continued)
(b)See Note 4 to the Company’s audited consolidated and combined financial statements and notes thereto for the year ended June 30, 2020 included in the Company’s Annual Report on Form 10-K for further details on the pattern of recognition of sponsorship, signage and suite license revenues.
(c)Primarily consists of (i) revenues from sponsorship sales and representation agreements with MSG Sports, (ii) advertising commission revenue from MSG Networks Inc. (“MSG Networks”), and (ii) Tao Group Hospitality’s managed venue revenues.
In addition to the disaggregation of the Company’s revenue by major source based upon the timing of transfer of goods or services to the customer disclosed above, the following table disaggregates the Company’s consolidated and combined revenues by type of goods or services in accordance with the required entity-wide disclosure requirements of FASB ASC Subtopic 280-10-50-38 to 40 and the disaggregation of revenue required disclosures in accordance with ASC Subtopic 606-10-50-5 for the three months ended September 30, 2020 and 2019:

	Three Months ended
	September 30, 2020
	Entertainment	Tao Group Hospitality	Eliminations	Total
Ticketing and venue license fee revenues (a)	$730	$—	$—	$730
Sponsorship and signage, suite, and advertising commission revenues	5,859	—	(232)	5,627
Revenues from entertainment dining and nightlife offerings (b)	—	7,221	(166)	7,055
Food, beverage and merchandise revenues	—	—	—	—
Other	218	—	—	218
Total revenues from contracts with customers	$6,807	$7,221	$(398)	$13,630

	Three Months ended
	September 30, 2019
	Entertainment	Tao Group Hospitality	Eliminations	Total
Ticketing and venue license fee revenues (a)	$61,147	$—	$—	$61,147
Sponsorship and signage, suite, and advertising commission revenues	38,145	—	(217)	37,928
Revenues from entertainment dining and nightlife offerings (b)	—	58,617	(13)	58,604
Food, beverage and merchandise revenues	16,271	—	—	16,271
Other	4,089	—	(76)	4,013
Total revenues from contracts with customers	$119,652	$58,617	$(306)	$177,963
_________________
(a)Amounts include ticket sales, including other ticket-related revenue, and venue license fees from the Company’s events such as (i) concerts, (ii) the presentation of the Christmas Spectacular, and (iii) other live entertainment and sporting events.
(b)Primarily consist of revenues from (i) entertainment dining and nightlife offerings and (ii) venue management agreements.

MADISON SQUARE GARDEN ENTERTAINMENT CORP.
NOTES TO CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS (UNAUDITED)
(Continued)
Contract Balances
The timing of revenue recognition, billings and cash collections results in billed receivables, contract assets and contract liabilities on the consolidated balance sheets. The following table provides information about contract balances from the Company’s contracts with customers as of September 30, 2020 and June 30, 2020.

	September 30,	June 30,
	2020	2020
Receivables from contracts with customers, net (a)	$66,426	$59,828
Contract assets, current (b)	2,651	3,850
Deferred revenue, including non-current portion (c)	204,934	193,112
_________________
(a)Receivables from contracts with customers, which are reported in Accounts receivable, net and Net related party receivables in the Company’s consolidated balance sheets, represent the Company’s unconditional rights to consideration under its contracts with customers. As of September 30, 2020 and June 30, 2020, the Company’s receivables from contracts with customers above included $2,716 and $2,644, respectively, related to various related parties. See Note 17 for further details on related party arrangements.
(b)Contract assets, which are reported as Other current assets in the Company’s consolidated balance sheets, primarily relate to the Company’s rights to consideration for goods or services transferred to customers, for which the Company does not have an unconditional right to bill as of the reporting date. Contract assets are transferred to accounts receivable once the Company’s right to consideration becomes unconditional.
(c)Deferred revenue primarily relates to the Company’s receipt of consideration from customers in advance of the Company’s transfer of goods or services to those customers. Deferred revenue is reduced and the related revenue is recognized once the underlying goods or services are transferred to a customer. Revenue recognized for the three months ended September 30, 2020 relating to the deferred revenue balance as of June 30, 2020 was $2,060.
Transaction Price Allocated to the Remaining Performance Obligations
The following table depicts the estimated revenue expected to be recognized, based on current projections and expectations of our business resuming, in the future related to performance obligations that are unsatisfied (or partially unsatisfied) as of September 30, 2020. This primarily relates to performance obligations under sponsorship and suite license arrangements that have original expected durations longer than one year. In developing the estimated revenue, the Company applies the allowable practical expedient and does not disclose information about remaining performance obligations that have original expected durations of one year or less.

Fiscal Year 2021 (remainder)	$7,518
Fiscal Year 2022	114,639
Fiscal Year 2023	79,299
Fiscal Year 2024	54,419
Fiscal Year 2025	43,162
Thereafter	68,128
$367,165

MADISON SQUARE GARDEN ENTERTAINMENT CORP.
NOTES TO CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS (UNAUDITED)
(Continued)
Note 4. Restructuring Charges
The Company’s operations have been disrupted since March 2020 due to the COVID-19 pandemic. As a direct response to this disruption, on August 4, 2020, the Company implemented cost savings initiatives in order to streamline operations and preserve liquidity. These measures included a reduction in full-time workforce of approximately 350 employees. For the three months ended September 30, 2020, the Company recorded a total of $19,927 for restructuring charges related to termination benefits provided to employees and these are reflected in restructuring charges in the accompanying consolidated and combined statements of operations.
The Company’s restructuring accrual activity through September 30, 2020 is as follows:

June 30, 2020	$—
Restructuring charges	19,927
Payments	(15,138)
September 30, 2020	$4,789
Note 5. Cash, Cash Equivalents and Restricted Cash
The following table provides a summary of the amounts recorded as cash, cash equivalents and restricted cash.

	As of
	September 30, 2020	June 30, 2020	September 30, 2019	June 30, 2019
Captions on the consolidated balance sheets:
Cash and cash equivalents	$925,779	$906,555	$958,993	$1,082,055
Restricted cash (a)	27,807	17,749	10,055	10,010
Cash, cash equivalents and restricted cash on the consolidated and combined statements of cash flows	$953,586	$924,304	$969,048	$1,092,065
_________________
(a)See Note 2 to the Company’s audited consolidated and combined financial statements and notes thereto for the year ended June 30, 2020 included in the Company’s Annual Report on Form 10-K for more information regarding the nature of restricted cash. In addition, the restricted cash balance as of September 30, 2020 included a deposit in a reserve account of approximately $9,800 associated with credit facilities of Tao Group Hospitality. See Note 12 for further details on the amendment to the Tao Senior Credit Agreement in August 2020.

MADISON SQUARE GARDEN ENTERTAINMENT CORP.
NOTES TO CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS (UNAUDITED)
(Continued)
Note 6. Investments in Nonconsolidated Affiliates
The Company’s investments in nonconsolidated affiliates, which are accounted for under the equity method of accounting and equity investments without readily determinable fair values in accordance with ASC Topic 323, Investments - Equity Method and Joint Ventures and ASC Topic 321, Investments - Equity Securities, respectively, consisted of the following:

	Ownership Percentage	Investment
September 30, 2020
Equity method investments:
SACO Technologies Inc. (“SACO”)	30%	$39,232
Others		8,250
Equity investments without readily determinable fair values (a)		3,500
Total investments in nonconsolidated affiliates		$50,982

June 30, 2020
Equity method investments:
SACO	30%	$40,461
Others		8,661
Equity investments without readily determinable fair values (a)		3,500
Total investments in nonconsolidated affiliates		$52,622
_________________
(a)In accordance with the ASC Topic 321, Investments - Equity Securities, the Company applies the measurement alternative to its equity investments without readily determinable fair values. Under the measurement alternative, equity securities without readily determinable fair values are accounted for at cost, adjusted for impairment and changes resulting from observable price fluctuations in orderly transactions for the identical or a similar investment of the same issuer, which is classified within Level III of the fair value hierarchy. For the three months ended September 30, 2020, the Company did not have impairment charges or change in carrying value recorded to its equity investments without readily determinable fair values. For the three months ended September 30, 2019, the Company recorded an impairment charge of $533 to an equity investment without readily determinable fair value.

Equity Investments with Readily Determinable Fair Value
In addition to the investments discussed above, the Company holds investments of (i) 3,208 shares of the common stock of Townsquare Media, Inc. (“Townsquare”), (ii) 1,280 shares of common stock of DraftKings Inc. (“DraftKings”), and (iii) 9 warrants to purchase common stock of DraftKings. Townsquare is a media, entertainment and digital marketing solutions company that is listed on the New York Stock Exchange (“NYSE”) under the symbol “TSQ.” DraftKings is a fantasy sports contest and sports gambling provider that is listed on the NASDAQ Stock Market (“NASDAQ”) under the symbol “DKNG” for its common stock. The fair value of the Company’s investments in Townsquare and DraftKings are determined based on quoted market prices in active markets on the NYSE and NASDAQ, respectively, which are classified within Level I of the fair value hierarchy. The fair value of the Company’s investment in DraftKings’ warrants is determined based on the common stock of DraftKings quoted market prices in active markets on the NASDAQ less exercise price of the warrant, which are classified within Level II of the fair value hierarchy.

MADISON SQUARE GARDEN ENTERTAINMENT CORP.
NOTES TO CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS (UNAUDITED)
(Continued)
The cost basis and the carrying fair value of these investments, which are reported under Other assets in the accompanying consolidated balance sheets as of September 30, 2020 and June 30, 2020, are as follows:

	September 30, 2020
Equity Investment with Readily Determinable Fair Values	Shares / Units Held	Cost Basis	Carrying value / Fair value
Townsquare common stock	3,208	$23,222	$14,950
DraftKings common stock	1,280	8,798	75,344
DraftKings warrants	9	22	425
Total		$32,042	$90,719

	June 30, 2020
Equity Investment with Readily Determinable Fair Values	Shares / Units Held	Cost Basis	Carrying value / Fair value
Townsquare common stock	3,208	$23,222	$14,340
DraftKings common stock	1,280	8,798	42,589
DraftKings warrants	9	22	132
Total		$32,042	$57,061
For the three months ended September 30, 2020, the Company recorded unrealized gains of $33,658 on the investments in DraftKings and Townsquare. For the three months ended September 30, 2019, the Company recorded an unrealized gain of $5,293 on the investment in Townsquare.
Note 7. Property and Equipment
As of September 30, 2020 and June 30, 2020, property and equipment consisted of the following assets:

	September 30, 2020	June 30, 2020
Land	$144,983	$141,638
Buildings	994,081	993,206
Equipment	345,386	345,314
Aircraft	38,090	38,090
Furniture and fixtures	41,891	42,389
Leasehold improvements	168,454	170,585
Construction in progress	797,827	685,382
	2,530,712	2,416,604
Less accumulated depreciation and amortization	(790,957)	(770,489)
	$1,739,755	$1,646,115
The increase in Construction in progress is primarily associated with the development and construction of MSG Spheres in Las Vegas and London. The property and equipment balances above include $76,978 and $78,618 of capital expenditure accruals as of September 30, 2020 and June 30, 2020, respectively, which are reflected in “Other accrued liabilities” in the accompanying consolidated balance sheets.
Depreciation and amortization expense on property and equipment was $23,698 and $23,915 for the three months ended September 30, 2020 and 2019, respectively.

MADISON SQUARE GARDEN ENTERTAINMENT CORP.
NOTES TO CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS (UNAUDITED)
(Continued)
Note 8. Leases
The Company’s leases primarily consist of certain live-performance venues, entertainment dining and nightlife venues, corporate office space, storage and, to a lesser extent, office and other equipment. The Company determines whether an arrangement contains a lease at the inception of the arrangement. If a lease is determined to exist, the lease term is assessed based on the date when the underlying asset is made available by the lessor for the Company’s use. The Company’s assessment of the lease term reflects the non-cancellable term of the lease, inclusive of any rent-free periods and/or periods covered by early-termination options which the Company is reasonably certain not to exercise, as well as periods covered by renewal options which the Company is reasonably certain to exercise. The Company also determines lease classification as either operating or finance at lease commencement, which governs the pattern of expense recognition and the presentation reflected in the consolidated and combined statements of operations and consolidated and combined statements of cash flows over the lease term.
For leases with a term exceeding 12 months, a lease liability is recorded on the Company’s consolidated balance sheet at lease commencement reflecting the present value of the fixed minimum payment obligations over the lease term. A corresponding ROU asset equal to the initial lease liability is also recorded, adjusted for any prepaid rent and/or initial direct costs incurred in connection with execution of the lease and reduced by any lease incentives received.
The Company includes fixed payment obligations related to non-lease components in the measurement of ROU assets and lease liabilities, as the Company has elected to account for lease and non-lease components together as a single lease component. ROU assets associated with finance leases are presented separate from ROU assets associated with operating leases and are included within Property and equipment, net on the Company’s consolidated balance sheet. For purposes of measuring the present value of the Company’s fixed payment obligations for a given lease, the Company uses its incremental borrowing rate, determined based on information available at lease commencement, as rates implicit in the underlying leasing arrangements are typically not readily determinable. The Company’s incremental borrowing rate reflects the rate it would pay to borrow on a secured basis and incorporates the term and economic environment surrounding the associated lease.
For operating leases, fixed lease payments are recognized as lease expense on a straight-line basis over the lease term. For finance leases, the initial ROU asset is depreciated on a straight-line basis over the lease term, along with recognition of interest expense associated with accretion of the lease liability, which is ultimately reduced by the related fixed payments. For leases with a term of 12 months or less (“short-term leases”), any fixed lease payments are recognized on a straight-line basis over the lease term and are not recognized on the consolidated balance sheet. Variable lease costs for both operating and finance leases, if any, are recognized as incurred and such costs are excluded from lease balances recorded on the consolidated balance sheet. In addition, the Company excluded its ground lease with Las Vegas Sands Corp. (“Sands”) associated with MSG Sphere in Las Vegas from the ROU asset and lease liability balance recorded on the consolidated balance sheet as the ground lease will have no fixed rent. Under the ground lease agreement, Sands will receive priority access to purchase tickets to events at the venue for inclusion in hotel packages or other uses, as well as certain rent-free use of the venue to support its Expo Center business. However, if certain return objectives are achieved, Sands will receive 25% of the after-tax cash flow in excess of such objectives. The ground lease is for a term of 50 years, commencing upon substantial completion of the MSG Sphere.
As of September 30, 2020, the Company’s existing operating leases, which are recorded on the accompanying financial statements, have remaining lease terms ranging from 3 months to 18 years. In certain instances, leases include options to renew, with varying option terms in each case. The exercise of lease renewal options is generally at the Company’s discretion and is considered in the Company’s assessment of the respective lease term. The Company’s lease agreements do not contain material residual value guarantees or material restrictive covenants.

MADISON SQUARE GARDEN ENTERTAINMENT CORP.
NOTES TO CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS (UNAUDITED)
(Continued)
The following table summarizes the ROU assets and lease liabilities recorded on the Company’s consolidated balance sheets as of September 30, 2020 and June 30, 2020:

	Line Item in the Company’s Consolidated Balance Sheet	September 30, 2020	June 30, 2020
Right-of-use assets:
Operating leases	Right-of-use lease assets	$208,779	$220,328
Lease liabilities:
Operating leases, current	Operating lease liabilities, current	$53,356	$53,388
Operating leases, noncurrent	Operating lease liabilities, noncurrent	164,279	174,219
Total lease liabilities		$217,635	$227,607
The following table summarizes the activity recorded within the Company’s consolidated and combined statements of operations for the three months ended September 30, 2020 and 2019:

		Three Months Ended
	Line Item in the Company’s Consolidated and Combined Statement of Operations	September 30,
		2020	2019
Operating lease cost	Direct operating expenses	$6,407	$8,241
Operating lease cost	Selling, general and administrative expenses	5,095	4,815
Short-term lease cost	Direct operating expenses	—	336
Variable lease cost	Direct operating expenses	276	1,534
Variable lease cost	Selling, general and administrative expenses	23	13
Total lease cost		$11,801	$14,939
Supplemental Information
For the three months ended September 30, 2020, cash paid for amounts included in the measurement of lease liabilities was $12,637. For the three months ended September 30, 2020, the Company did not enter into new leases.
The weighted average remaining lease term for operating leases recorded on the accompanying consolidated balance sheet as of September 30, 2020 was 5.9 years. The weighted average discount rate was 9.21% as of September 30, 2020 and represented the Company’s estimated incremental borrowing rate, assuming a secured borrowing, based on the remaining lease term at the time of either (i) adoption of the standard or (ii) the period in which the lease term expectation was modified.

MADISON SQUARE GARDEN ENTERTAINMENT CORP.
NOTES TO CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS (UNAUDITED)
(Continued)
Maturities of operating lease liabilities as of September 30, 2020 are as follows:

Fiscal Year 2021 (remainder)	$37,087
Fiscal Year 2022	59,842
Fiscal Year 2023	56,368
Fiscal Year 2024	38,522
Fiscal Year 2025	23,356
Thereafter	90,994
Total lease payments	306,169
Less imputed interest	88,534
Total lease liabilities (a)	$217,635
________________
(a)Operating lease payments exclude minimum lease payments related to a location associated with the entertainment dining and nightlife offerings as the Company has not yet taken possession of the space.
Lessor Arrangements
In connection with the Entertainment Distribution, the Company entered into Arena License Agreements with MSG Sports that, among other things, require the Knicks and the Rangers to play their home games at The Garden in exchange for fixed monthly license fees over the term of the agreements. The Company accounts for these license fees as operating lease revenue given that the Company provides MSG Sports with the right to direct the use of and obtain substantially all of the economic benefit from The Garden during Knicks and Rangers home games. Operating lease revenue is recognized on a straight-line basis over the lease term. In the case of the Arena License Agreements, the lease terms relate to non-consecutive periods of use when MSG Sports uses The Garden for their professional sports teams’ home games, and operating lease revenue is therefore recognized ratably as events occur.
The Arena License Agreements provide that license fees are not required to be paid by MSG Sports during periods when The Garden is unavailable for use due to a force majeure event. As a result of government-mandated suspension of events at The Garden beginning on March 13, 2020 due to the impact of the COVID-19 pandemic, The Garden has not been available for use by MSG Sports since the effective date of the Arena License Agreements, and, accordingly, the Company did not record any operating lease revenue for this arrangement during the three months ended September 30, 2020. In addition, the Company recorded other sublease revenue of $748 for the three months ended September 30, 2020 related to other sublease arrangements.
Note 9. Goodwill and Intangible Assets
See Note 10 to the Company’s audited consolidated and combined financial statements and notes thereto for the year ended June 30, 2020 included in the Company’s Annual Report on Form 10-K regarding the details of the $88,583 goodwill impairment in the Tao Group Hospitality segment in Fiscal Year 2020. The carrying amount of goodwill as of September 30, 2020 and June 30, 2020 was $74,309, all of which is within the Entertainment segment. During the first quarter of Fiscal Year 2021, the Company performed its annual impairment test of goodwill and determined that there were no impairments of goodwill identified as of the impairment test date.
The carrying amount of indefinite-lived intangible assets, all of which are within the Entertainment segment, as of September 30, 2020 and June 30, 2020 were as follows:

Trademarks	$61,881
Photographic related rights	1,920
Total	$63,801
During the first quarter of Fiscal Year 2021, the Company performed its annual impairment test of indefinite-lived intangible assets and determined that there were no impairments of indefinite-lived intangibles identified as of the impairment test date.

MADISON SQUARE GARDEN ENTERTAINMENT CORP.
NOTES TO CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS (UNAUDITED)
(Continued)
The Company’s intangible assets subject to amortization are as follows:

September 30, 2020	Gross	Accumulated Amortization	Net
Trade names	$97,530	$(21,919)	$75,611
Venue management contracts	79,000	(16,731)	62,269
Non-compete agreements	9,000	(5,740)	3,260
Festival rights	8,080	(2,291)	5,789
Other intangibles	4,217	(3,604)	613
	$197,827	$(50,285)	$147,542

June 30, 2020	Gross	Accumulated Amortization	Net
Trade names	$97,530	$(20,774)	$76,756
Venue management contracts	79,000	(15,590)	63,410
Non-compete agreements	9,000	(5,348)	3,652
Festival rights	8,080	(2,156)	5,924
Other intangibles	4,217	(3,533)	684
	$197,827	$(47,401)	$150,426
For the three months ended September 30, 2020 and 2019, amortization expense for intangible assets was $2,884 and $2,905, respectively.
Note 10. Commitments and Contingencies
Commitments
As more fully described in Note 11 to the Company’s audited consolidated and combined financial statements and notes thereto for the year ended June 30, 2020 included in the Company’s Annual Report on Form 10-K, the Company’s commitments consist primarily of long-term noncancelable operating lease agreements primarily for Company venues, including Tao Group Hospitality venues, and various corporate offices. See Note 8 for more details about the lease liabilities. The Company did not have any material changes in its contractual obligations since the end of Fiscal Year 2020 other than activities in the ordinary course of business.
Legal Matters
The Company is a defendant in various lawsuits. Although the outcome of these lawsuits cannot be predicted with certainty (including the extent of available insurance), management does not believe that resolution of these lawsuits will have a material adverse effect on the Company.

MADISON SQUARE GARDEN ENTERTAINMENT CORP.
NOTES TO CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS (UNAUDITED)
(Continued)
Note 11. Fair Value Measurements
The following table presents the Company’s assets that are measured at fair value within Level I of the fair value hierarchy on a recurring basis, which include cash equivalents, short-term investments and an equity investment with readily determinable fair value:

	Fair Value Hierarchy	September 30, 2020	June 30, 2020
Assets:
Money market accounts	I	225,009	—
Time deposits	I	340,793	777
U.S. treasury bills	I	309,996	999,887
Equity investments with readily determinable fair value	I	90,294	57,061
Total assets measured at fair value		$966,092	$1,057,725
All assets listed above are classified within Level I of the fair value hierarchy as they are valued using observable inputs that reflect quoted prices for identical assets in active markets. The carrying amount of the Company’s commercial paper, money market accounts, time deposits and U.S. treasury bills approximates fair value due to their short-term maturities. See Note 6 for more information on the Company’s equity investments with readily determinable fair value.
The carrying value and fair value of the Company’s financial instruments reported in the accompanying consolidated balance sheets are as follows:

	September 30, 2020		June 30, 2020
	Carrying Value	Fair Value	Carrying Value	Fair Value
Assets
Notes receivable (a)	$—	$—	$6,328	$6,328
Short-term investments (a)	38,888	38,888	337,192	337,192
Equity investments with readily determinable fair value (b)	90,719	90,719	57,061	57,061
Liabilities
Long-term debt, including current portion (c)	$32,500	$31,842	$33,750	$32,367
_________________
(a)The Company’s notes receivable are invested with banking institutions as collateral for issuances of letters of credit. In addition, the Company’s short-term investments consist of investments that (i) have original maturities of greater than three months and (ii) can be converted into cash by the Company within one year. As of September 30, 2020, the Company’s short-term investments included $38,888 in term deposits. The Company’s short-term investments as of June 30, 2020 included $299,942 in U.S. treasury bills and $37,250 in term deposits. The short-term investments in U.S. treasury bills are classified within Level I of the fair value hierarchy. The Company’s notes receivable and short-term investments in term deposits are carried at cost, including interest accruals, which approximate fair value and are classified within Level III of the fair value hierarchy.
(b)See Note 6 for more information on the Company’s equity investments with readily determinable fair value assets under Level I and Level II of the fair value hierarchy.
(c)On May 23, 2019, Tao Group Intermediate Holdings LLC and Tao Group Operating LLC entered into a $40,000 five-year term loan facility and a $25,000 five-year term revolving facility. The Company’s long-term debt is classified within Level II of the fair value hierarchy as it is valued using quoted indices of similar securities for which the inputs are readily observable. See Note 12 for more information and outstanding balances on this long-term debt.

MADISON SQUARE GARDEN ENTERTAINMENT CORP.
NOTES TO CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS (UNAUDITED)
(Continued)
Note 12. Credit Facilities
Tao Credit Facilities
On May 23, 2019, Tao Group Intermediate Holdings LLC (“TAOIH” or “Intermediate Holdings”) and Tao Group Operating LLC (“TAOG” or “Senior Borrower”), entered into a credit agreement (the “Tao Senior Credit Agreement”) with JPMorgan Chase Bank, N.A., as administrative agent, collateral agent and a letter of credit issuer, and the lenders party thereto. Together the Tao Senior Credit Agreement and a $49,000 intercompany subordinated credit agreement that matures in August 2024 (the “Tao Subordinated Credit Agreement”) between a subsidiary of the Company and Tao Group Sub-Holdings LLC, a subsidiary of Tao Group Hospitality, replaced the Senior Borrower’s prior credit agreement dated January 31, 2017 (“2017 Tao Credit Agreement”). On June 15, 2020, the Company entered into the second amendment to the Tao Subordinated Credit Agreement, which provided an additional $22,000 of intercompany loan borrowing availability under the Tao Subordinated Credit Agreement. The net intercompany loan outstanding balances under the Tao Subordinated Credit Agreement, as amended, were $59,500 and $49,000 as of September 30, 2020 and June 30, 2020, respectively. The balances and interest-related activities pertaining to the Tao Subordinated Credit Agreement, as amended, have been eliminated in the consolidated and combined financial statements in accordance with ASC Topic 810, Consolidation.
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
All obligations under the Tao Senior Credit Agreement are guaranteed by MSG Entertainment Group, LLC, TAOIH and TAOIH’s existing and future direct and indirect domestic subsidiaries (other than (i) TAOG, (ii) domestic subsidiaries substantially all of whose assets consist of controlled foreign corporations and (iii) subsidiaries designated as immaterial subsidiaries or unrestricted subsidiaries) (the “Tao Subsidiary Guarantors”, and together with TAOIH, the “Tao Guarantors”). All obligations under the Tao Senior Credit Agreement, including the guarantees of those obligations, are secured by the reserve account noted above and substantially all of the assets of TAOG and each Tao Guarantor (collectively, “Tao Collateral”), including, but not limited to, a pledge of the equity interests in TAOG held directly by TAOIH and the equity interests in each Tao Subsidiary Guarantor held directly or indirectly by TAOIH.

MADISON SQUARE GARDEN ENTERTAINMENT CORP.
NOTES TO CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS (UNAUDITED)
(Continued)
Borrowings under the Tao Senior Credit Agreement bear interest at a floating rate, which at the option of the Senior Borrower may be either (a) a base rate plus an additional rate ranging from 1.50% to 2.50% per annum (determined based on a total leverage ratio) (the “Base Rate”), or (b) a Eurocurrency rate plus an additional rate ranging from 2.50% to 3.50% per annum (determined based on a total leverage ratio) (the “Eurocurrency Rate”), provided that through December 31, 2021, the additional rate used in calculating the floating rate is (i) 1.50% per annum for borrowings bearing the Base Rate, and (ii) 2.50% per annum for borrowings bearing the Eurocurrency Rate. The Tao Senior Credit Agreement requires TAOG to pay a commitment fee of 0.50% in respect of the daily unused commitments under the Tao Revolving Credit Facility. TAOG is also required to pay customary letter of credit fees, as well as fronting fees, to banks that issue letters of credit pursuant to the Tao Senior Credit Agreement. The interest rate on the Tao Senior Credit Agreement as of September 30, 2020 was 2.65%. There was no borrowing outstanding under the Tao Revolving Credit Facility as of September 30, 2020 and June 30, 2020. Tao Group Hospitality utilized $750 of the Tao Revolving Credit Facility for issuance of letters of credit and the remaining borrowing available as of September 30, 2020 was $24,250.
During the three months ended September 30, 2020 and 2019, the Company made interest payments of $334 and $716, respectively, under the Tao Senior Credit Agreement and the 2017 Tao Credit Agreement.
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
See Note 13 to the Company’s audited consolidated and combined financial statements and notes thereto for the year ended June 30, 2020 included in the Company’s Annual Report on Form 10-K for more information regarding the Company’s debt maturities for the Tao Senior Secured Credit Facilities.
Deferred Financing Costs
The following table summarizes the presentation of the Tao Term Loan Facility and the related deferred financing costs in the accompanying consolidated balance sheets as of September 30, 2020 and June 30, 2020.

	September 30, 2020
	Tao Term Loan Facility	Deferred Financing Costs	Total
Current portion of long-term debt, net of deferred financing costs	$5,000	$(239)	$4,761
Long-term debt, net of deferred financing costs (a)	27,500	(655)	26,845
Total	$32,500	$(894)	$31,606

MADISON SQUARE GARDEN ENTERTAINMENT CORP.
NOTES TO CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS (UNAUDITED)
(Continued)

	June 30, 2020
	Tao Term Loan Facility	Deferred Financing Costs	Total
Current portion of long-term debt, net of deferred financing costs	$5,000	$(208)	$4,792
Long-term debt, net of deferred financing costs (a)	28,750	(624)	28,126
Total	$33,750	$(832)	$32,918
_________________
(a)In addition to the outstanding balance associated with the Tao Term Loan Facility disclosed above, the Company’s Current portion of long-term debt, net of deferred financing costs in the accompanying consolidated balance sheets also includes $637 related to a note with respect to a loan received by BCE from its noncontrolling interest holder that is due in April 2021 as of September 30, 2020 and June 30, 2020.
Note 13. Pension Plans and Other Postretirement Benefit Plan
See Note 14 to the Company’s audited consolidated and combined financial statements and notes thereto for the year ended June 30, 2020 included in the Company’s Annual Report on Form 10-K for more information regarding the Company’s defined benefit pension plans (“Pension Plans”), postretirement benefit plan (“Postretirement Plan”), The Madison Square Garden 401(k) Savings Plan and the MSG Sports & Entertainment, LLC Excess Savings Plan (collectively, the “Savings Plans”), and The Madison Square Garden 401(k) Union Plan (the “Union Savings Plan”). The Company’s Pension Plans and Postretirement Plan are considered “Shared Plans.”
Defined Benefit Pension Plans and Postretirement Benefit Plan
The following tables present components of net periodic benefit cost for the Pension Plans and Postretirement Plan included in the accompanying consolidated and combined statements of operations for the three months ended September 30, 2020 and 2019. Service cost is recognized in direct operating expenses and selling, general and administrative expenses. All other components of net periodic benefit cost are reported in miscellaneous expense, net.

	Pension Plans		Postretirement Plan
	Three Months Ended		Three Months Ended
	September 30,		September 30,
	2020	2019	2020	2019
Service cost	$20	$28	$13	$18
Interest cost	845	1,328	10	28
Expected return on plan assets	(1,324)	(1,331)	—	—
Recognized actuarial loss	332	336	20	3
Net periodic (benefit) cost	$(127)	$361	$43	$49
Contributory charge to MSG Sports for participation in the Shared Plans and allocation of costs related to the corporate employees (a)	—	(52)	—	(8)
Net periodic (benefit) cost reported in consolidated and combined statements of operations	$(127)	$309	$43	$41
________________

(a)The pension expense related to employees of other MSG Sports businesses participating in any of these plans is reflected as a contributory charge from the Company to MSG Sports, resulting in a decrease to the expense recognized in the consolidated and combined statements of operations.

MADISON SQUARE GARDEN ENTERTAINMENT CORP.
NOTES TO CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS (UNAUDITED)
(Continued)
Defined Contribution Pension Plans
For the three months ended September 30, 2020 and 2019, expenses related to the Savings Plans and Union Savings Plan included in the accompanying consolidated and combined statements of operations are as follows:

Savings Plans		Union Savings Plan
Three Months Ended		Three Months Ended
September 30,		September 30,
2020	2019 (a)	2020	2019
$1,190	$2,160	$9	$22
_________________

(a)The amount includes an expense of $861 related to the MSG Sports’ corporate employees which were allocated to the Company during the three months ended September 30, 2019.
Note 14. Share-based Compensation
See Note 15 to the Company’s audited consolidated and combined financial statements and notes thereto for the year ended June 30, 2020 included in the Company’s Annual Report on Form 10-K for more information regarding MSG Sports equity award programs (the “MSG Sports Stock Plans”) and MSG Entertainment equity award programs.
Share-based compensation expense was $11,529 and $10,085 for the three months ended September 30, 2020 and 2019, respectively. In addition, capitalized share-based compensation expense was $866 for the three months ended September 30, 2020 and $1,250 for the three months ended September 30, 2019. These amounts reflect only the expenses for the awards provided to the Company’s direct employees, net of expenses related to the Company’s corporate employees who participate in the MSG Sports Stock Plans that were charged to MSG Sports.

Restricted Stock Units Award Activity
The following table summarizes activity related to holders (including the Company and MSG Sports employees) of the Company’s restricted stock units and performance restricted stock units, collectively referred to as “RSUs,” for the three months ended September 30, 2020:

	Number of		Weighted-Average Fair Value Per Share at Date of Grant
	Nonperformance Based Vesting RSUs	Performance Based Vesting RSUs
Unvested award balance, June 30, 2020	277	328	$75.34
Granted	339	325	$69.07
Vested	(113)	(85)	$68.00
Forfeited	(7)	(9)	$75.26
Unvested award balance, September 30 2020	496	559	$72.78
The fair value of RSUs that vested during the three months ended September 30, 2020 was $14,588. Upon delivery, RSUs granted under the Employee Stock Plan were net share-settled to cover the required statutory tax withholding obligations. To fulfill the employees’ required statutory tax withholding obligations for the applicable income and other employment taxes, 81 of these RSUs, with an aggregate value of $5,971 were retained by the Company during the three months ended September 30, 2020.
Stock Options Award Activity
The following table summarizes activity related to the Company’s stock options held by employees for the three months ended September 30, 2020:

MADISON SQUARE GARDEN ENTERTAINMENT CORP.
NOTES TO CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS (UNAUDITED)
(Continued)

	Number of Time Vesting Options	Weighted-Average Exercise Price Per Share	Weighted-Average Remaining Contractual Term (In Years)	Aggregate Intrinsic Value
Balance as of June 30, 2020	543	$99.68
Granted	—	$—
Balance as of September 30 2020	543	$99.68	5.80	$388
Exercisable as of September 30 2020	287	$97.76	5.88	$258
Note 15. Accumulated Other Comprehensive Loss
The following table details the components of accumulated other comprehensive loss:

	Three Months Ended September 30, 2020
	Pension Plans and Postretirement Plan	Cumulative Translation Adjustments	Accumulated Other Comprehensive Loss
Balance as of June 30, 2020	$(39,322)	$(12,535)	$(51,857)
Other comprehensive income before reclassifications	—	13,951	13,951
Amounts reclassified from accumulated other comprehensive loss (a)	352	—	352
Other comprehensive income	352	13,951	14,303
Balance as of September 30 2020	$(38,970)	$1,416	$(37,554)

	Three Months Ended September 30, 2019
	Pension Plans and Postretirement Plan	Cumulative Translation Adjustments	Accumulated Other Comprehensive Loss
Balance as of June 30, 2019	$(42,080)	$(4,843)	$(46,923)
Other comprehensive loss before reclassifications	—	(10,018)	(10,018)
Amounts reclassified from accumulated other comprehensive loss (a)	339	—	339
Other comprehensive income (loss)	339	(10,018)	(9,679)
Balance as of September 30, 2019	$(41,741)	$(14,861)	$(56,602)
________________
(a)Amounts reclassified from accumulated other comprehensive loss represent the amortization of net actuarial loss and net unrecognized prior service credit included in net periodic benefit cost, which is reflected under Miscellaneous income (expense), net in the accompanying consolidated and combined statements of operations.
Note 16. Income Taxes
For the periods prior to the Entertainment Distribution, the Company did not file separate tax returns as the Company was included in the tax grouping of other MSG Sports entities within the respective entity’s tax jurisdiction. The income tax provision included in these periods has been calculated using the separate return basis, as if the Company filed a separate tax return.

MADISON SQUARE GARDEN ENTERTAINMENT CORP.
NOTES TO CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS (UNAUDITED)
(Continued)
Income tax expense for the three months ended September 30, 2020 of $163 differs from income tax benefit derived from applying the statutory federal rate of 21% to the pretax loss primarily due to (i) tax expense of $28,432 related to an increase in valuation allowance, (ii) tax expense of $949 related to noncontrolling interests, and (iii) tax expense of $870 resulting from nondeductible officers’ compensation, partially offset by state income tax benefit of $9,815.
For the three months ended September 30, 2020, the Company made income tax payments of $15,526 related to taxable income recognized in the fourth quarter of the fiscal year ended June 30, 2020.
Income tax expense for the three months ended September 30, 2019 of $185 differs from income tax benefit derived from applying the statutory federal rate of 21% to the pretax loss primarily due to tax expense of $18,149 related to an increase in the valuation allowance, and tax expense of $1,232 from nondeductible officers’ compensation, partially offset by state income tax benefits of $5,298 and excess tax benefit of $2,150 related to share-based compensation awards.
Prior to the Entertainment Distribution, the Company and MSG Sports entered into a Tax Disaffiliation Agreement (“TDA”). Under the TDA, MSG Sports will generally be responsible for all U.S. federal, state, local and other applicable income taxes of the Company for any taxable period or portion of such period ending on or before the Entertainment Distribution Date.
Note 17. Related Party Transactions
As of September 30, 2020, members of the Dolan family including trusts for members of the Dolan family (collectively, the “Dolan Family Group”), for purposes of Section 13(d) of the Securities Exchange Act of 1934, as amended, collectively beneficially owned 100% of the Company’s outstanding Class B Common Stock and approximately 3.1% of the Company’s outstanding Class A Common Stock (inclusive of options exercisable within 60 days as of September 30, 2020). Such shares of the Company’s Class A Common Stock and Class B Common Stock, collectively, represent approximately 70.7% of the aggregate voting power of the Company’s outstanding common stock. Members of the Dolan family are also the controlling stockholders of MSG Sports, MSG Networks and AMC Networks Inc. (“AMC Networks”).
Current Related Party Arrangements
The Company is party to the following agreements and/or arrangements with MSG Sports:
•Sponsorship sales and service representation agreements pursuant to which the Company has the exclusive right and obligation to sell MSG Sports’ sponsorships for an initial stated term of ten years for a commission;
•Team sponsorship allocation agreement with MSG Sports, pursuant to which MSG Sports continues receiving an allocation of sponsorship and signage revenues associated with the sponsorship agreements that existed at the Entertainment Distribution Date;
•Arena License Agreements pursuant to which the Company (i) provides MSG Sports the right to use The Garden for games of the Knicks and Rangers for a 35-year term in exchange for venue license fees, (ii) shares revenues collected for suite licenses, (iii) operates and manages the sale of the sports teams merchandise at The Garden for a commission, (iv) operates and manages the sale of food and beverage concessions and catering services during the Knicks and Rangers games, (v) provides day of game services that were historically provided prior to the Entertainment Distribution, and (vi) provides other general services within The Garden;
•Transition Services Agreement (the “TSA”) pursuant to which the Company provides certain corporate and other transition services to MSG Sports, such as information technology, accounting, accounts payable, payroll, tax, certain legal functions, human resources, insurance and risk management, government affairs, investor relations, corporate communications, benefit plan administration and reporting, and internal audit functions as well as certain marketing functions, in exchange for service fees. MSG Sports also provides certain transition services to the Company, in exchange for service fees;
•Sublease agreement, pursuant to which the Company subleases office space to MSG Sports;
•Group ticket sales representation agreement, pursuant to which the Company appointed MSG Sports as its sales and service representative to sell group ticket packages related to Company events in exchange for a commission;

MADISON SQUARE GARDEN ENTERTAINMENT CORP.
NOTES TO CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS (UNAUDITED)
(Continued)
•Single night rental commission agreement, pursuant to which MSG Sports may, from time to time, sell (or make referrals for sales of) licenses for the use of suites at The Garden for individual Company events in exchange for a commission;
•The DDTL Facilities (as defined below) providing for a $110,000 and $90,000 senior unsecured delayed draw term loan facilities, for the Knicks and Rangers, respectively;
•Aircraft time sharing agreements (discussed below); and
•Other agreements with MSG Sports entered into in connection with the Entertainment Distribution such as a distribution agreement, a tax disaffiliation agreement, an employee matters agreement, a trademark license agreement and certain other arrangements.
In addition, the Company has various agreements with MSG Networks, including an advertising sales representation agreement and a services agreement (the “MSG Networks Services Agreement”). Pursuant to the advertising sales representation agreement, the Company has the exclusive right and obligation to sell advertising on behalf of MSG Networks in exchange for a commission. Pursuant to the MSG Networks Services Agreement, effective July 1, 2019, the Company provides certain services to MSG Networks, such as information technology, accounts payable and payroll, human resources, and other corporate functions, as well as the executive support services described below, in exchange for service fees. MSG Networks also provides certain services to the Company, in exchange for service fees. In connection with the expiration of the MSG Networks Services Agreement on June 30, 2020, the Company entered into an interim agreement with MSG Networks, pursuant to which the parties are providing the same services on the same terms. The Company expects to enter into a new services agreement with MSG Networks this calendar year, which will be retroactive to July 1, 2020.
Further, the Company shares certain executive support costs, including office space, executive assistants, security and transportation costs, for (i) the Company’s Executive Chairman and Chief Executive Officer with MSG Sports and MSG Networks, (ii) the Company’s President with MSG Sports, and (iii) the Company’s Vice Chairman with MSG Sports, MSG Networks and AMC Networks.
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

MADISON SQUARE GARDEN ENTERTAINMENT CORP.
NOTES TO CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS (UNAUDITED)
(Continued)
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
As of September 30, 2020 and June 30, 2020, BCE had $637 of notes payable. See Note 12 for further information.
The Company has also entered into certain commercial agreements with its nonconsolidated affiliates in connection with MSG Sphere. For the three months ended September 30, 2020 and 2019, the Company recorded approximately $11,912 and $3,199, respectively, of capital expenditures in connection with services provided to the Company under these agreements. As of September 30, 2020 and June 30, 2020, accrued capital expenditures associated with related parties were $12,858 and $2,121, respectively, and are reported under other accrued liabilities in the accompanying consolidated balance sheets.
Revenues and Operating Expenses (Credits)
The following table summarizes the composition and amounts of the transactions with the Company’s affiliates. These amounts are reflected in revenues and operating expenses in the accompanying consolidated and combined statements of operations for the three months ended September 30, 2020 and 2019:

	Three Months Ended September 30,
	2020	2019
Revenues	$4,018	$6,475
Operating expenses (credits):
Revenue sharing expenses	$81	$18,288
Allocation of charges for venue usage to MSG Sports	—	(2,079)
Corporate general and administrative expenses, net — MSG Sports	(10,180)	(31,093)
Corporate general and administrative expenses, net — MSG Networks	(2,543)	(2,602)
Advertising expenses	—	43
Other operating expenses, net	840	89
Revenues
Revenues from related parties primarily consist of commissions earned in connection with the advertising sales representation agreement pursuant to which the Company has the exclusive right and obligation to sell MSG Networks’ advertising availabilities. In addition, amounts disclosed above for Fiscal Year 2021 include the Company’s revenues from sponsorship sales and representation agreements with MSG Sports in connection with the Entertainment Distribution.
In connection with the Entertainment Distribution, the Company entered into Arena License Agreements with MSG Sports that, among other things, require the Knicks and the Rangers to play their home games at The Garden in exchange for fixed monthly license fees over the term of the agreements. The Company accounts for these license fees as operating lease revenue given that the Company provides MSG Sports with the right to direct the use of and obtain substantially all of the economic benefit from The Garden during Knicks and Rangers home games, as further detailed in Note 8.
The Arena License Agreements provide that license fees are not required to be paid by MSG Sports during periods when The Garden is unavailable for use due to a force majeure event. As a result of government-mandated suspension of events at The Garden beginning on March 13, 2020 due to the impact of the COVID-19 pandemic, The Garden has not been available for use by MSG Sports since the effective date of the Arena License Agreements, and, accordingly, the Company did not record any operating lease revenue for this arrangement during the three months ended September 30, 2020. In addition, the Company recorded $618 of sublease revenue from related parties during the three months ended September 30, 2020.

MADISON SQUARE GARDEN ENTERTAINMENT CORP.
NOTES TO CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS (UNAUDITED)
(Continued)
Revenue Sharing Expenses
After the Entertainment Distribution, revenue sharing expenses with MSG Sports include the Company’s suite license arrangements and certain venue signage agreements entered into by the Company. Prior to the Entertainment Distribution, revenue sharing expenses with MSG Sports included the Company’s suite license arrangements and venue signage and sponsorship agreements entered into by the Company and sales of in-venue food and beverages are recorded on a gross basis. MSG Sports’ share of the Company’s revenue related to such arrangements is recognized as a component of direct operating expenses.
Allocation of Charges for Venue Usage to MSG Sports
For purposes of the Company’s combined financial statements prior to the Entertainment Distribution, the Company allocated to MSG Sports certain expenses for the usage of The Garden, which are reported as a reduction of direct operating expense in the accompanying consolidated and combined statements of operations.
In connection with the Entertainment Distribution, the Company entered into Arena License Agreements with MSG Sports. Fees recognized by the Company under the Arena License Agreements with MSG Sports for use of The Garden are reported as operating lease revenues in accordance with ASC Topic 842, Leases. With The Garden closed by government mandate, the Company did not recognize operating lease revenue under the Arena License Agreements for the three months ended September 30, 2020.
Corporate General and Administrative Expenses, net — MSG Sports
Prior to Entertainment Distribution, allocations of corporate overhead and shared services expense were recorded by both the Company and MSG Sports for corporate and operational functions based on direct usage or the relative proportion of revenue, headcount or other measures of the Company or MSG Sports. The Company’s corporate overhead expenses primarily related to centralized functions, including executive management, finance, treasury, tax, internal audit, legal, information technology, human resources and risk management functions. After the Entertainment Distribution, corporate general and administrative expenses, net – MSG Sports reflects charges from the Company to MSG Sports pursuant to the TSA of $11,063 for the three months ended September 30, 2020.
Corporate General and Administrative Expenses, net — MSG Networks
The Company’s corporate overhead expenses that are charged to MSG Networks are primarily related to centralized functions, including executive compensation, finance, treasury, tax, internal audit, legal, information technology, human resources and risk management functions.
Corporate general and administrative expenses, net – MSG Networks reflects charges from the Company to MSG Networks under the Services Agreement of $2,374 and $2,641 for the three months ended September 30, 2020 and 2019, respectively.
Advertising Expenses
The Company incurs advertising expenses for services rendered by its related parties, primarily MSG Networks, most of which are related to the utilization of advertising and promotional benefits by the Company.
Other Operating Expenses, net
The Company and its related parties enter into transactions with each other in the ordinary course of business. Amounts charged to the Company for other transactions with its related parties are net of amounts charged by the Company to the Knickerbocker Group, LLC, an entity owned by James L. Dolan, the Executive Chairman, Chief Executive Officer and a director of the Company, for office space equal to the allocated cost of such space prior to the Entertainment Distribution Date and the cost of certain technology services. In addition, other operating expenses include net charges relating to (i) reciprocal aircraft arrangements between the Company and each of Q2C and CFD and (ii) time sharing agreements with MSG Sports, MSG Networks and AMC Networks.
Nonoperating Expense
Miscellaneous expense, net includes a contributory charge to MSG Sports related to the participation of MSG Sports and corporate employees in the Shared Plans and Postretirement Plan, of $55 for the three months ended September 30, 2019.

MADISON SQUARE GARDEN ENTERTAINMENT CORP.
NOTES TO CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS (UNAUDITED)
(Continued)
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
Related Party Transactions
In connection with the Entertainment Distribution, the Company and MSG Sports entered into arrangements with respect to transition services and a number of ongoing commercial relationships, including Arena License Agreements with MSG Sports requiring the Knicks and the Rangers to play their home games at The Garden. Additionally, on April 17, 2020, subsidiaries of MSG Sports, MSG NYK Holdings, LLC and MSG NYR Holdings, LLC, entered into separate delayed draw term loan credit agreements (the “DDTL Facilities”) with a wholly-owned subsidiary of the Company as lender. The DDTL Facilities provide for a $110,000 and $90,000 senior unsecured delayed draw term loan facilities, for MSG NYK Holdings, LLC and MSG NYR Holdings, LLC, respectively. As of September 30, 2020, no loans were outstanding under the DDTL Facilities. On November 6, 2020, each of MSG NYK Holdings, LLC and MSG NYR Holdings, LLC delivered notice to the Company that they had secured third-party debt and, as a result, all commitments under their applicable DDTL Facilities were terminated.
Note 18. Segment Information
The Company is comprised of two reportable segments: Entertainment and Tao Group Hospitality. In determining its reportable segments, the Company assessed the guidance of ASC 280-10-50-1, which provides the definition of a reportable segment. In accordance with the FASB’s guidance, the Company takes into account whether two or more operating segments can be aggregated together as one reportable segment as well as the type of discrete financial information that is available and regularly reviewed by its CODM. The Company has evaluated this guidance and determined that there are two reportable segments. In addition, the Company incurs non-capitalizable content development and technology costs associated with the Company’s MSG Sphere initiative, which are reported in “Entertainment”. In addition to event-related operating expenses, Entertainment also includes other expenses such as (a) corporate and supporting department operating costs that are attributable to MSG Sphere development and (b) non-event related operating expenses for the Company’s venues such as (i) rent for the Company’s leased venues, (ii) real estate taxes, (iii) insurance, (iv) utilities, (v) repairs and maintenance, (vi) labor related to the overall management of the venues, and (vii) depreciation and amortization expense related to the Company’s performance venues and certain corporate property, equipment and leasehold improvements. Additionally, the Company does not allocate any purchase accounting adjustments related to business acquisitions to the reporting segments.
The Company evaluates segment performance based on several factors, of which the key financial measure is operating income (loss) before (i) adjustments to remove the impact of non-cash straight-line leasing revenue associated with the Arena License Agreements with MSG Sports, (ii) depreciation, amortization and impairments of property and equipment, goodwill and intangible assets, (iii) amortization for capitalized cloud computing arrangement costs (see Note 2 for further details), (iv) share-based compensation expense or benefit, (v) restructuring charges or credits, and (vi) gains or losses on sales or dispositions of businesses and associated settlements, which is referred to as adjusted operating income (loss), a non-GAAP measure. In addition to excluding the impact of the items discussed above, the impact of purchase accounting adjustments related to business acquisitions is also excluded in evaluating the Company’s consolidated and combined adjusted operating income (loss). Because it is based upon operating income (loss), adjusted operating income (loss) also excludes interest expense (including cash interest expense) and other non-operating income and expense items. Management believes that the exclusion of share-based compensation expense or benefit allows investors to better track the performance of the various operating units of the Company’s business without regard to the settlement of an obligation that is not expected to be made in cash. In addition, the Company believes that given the length of the Arena License Agreements and resulting magnitude of the difference in leasing revenue recognized and cash revenue received, the exclusion of non-cash leasing revenue provides investors with a clearer picture of the Company's operating performance. The Company believes adjusted operating income (loss) is an appropriate measure for evaluating the operating performance of its business segments and the Company on a consolidated and combined basis. Adjusted operating income (loss) and similar measures with similar titles are common performance measures used by investors and analysts to analyze the Company’s performance. The Company uses revenues and adjusted operating income (loss) measures as the most important indicators of its business performance, and evaluates management’s effectiveness with specific reference to these indicators.

MADISON SQUARE GARDEN ENTERTAINMENT CORP.
NOTES TO CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS (UNAUDITED)
(Continued)
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
Information as to the operations of the Company’s reportable segments is set forth below.

		Three Months Ended September 30, 2020
		Entertainment	Tao Group Hospitality	Purchase accounting adjustments	Inter-segment eliminations	Total
Revenues		$7,555	$7,221	$—	$(398)	$14,378
Direct operating expenses		23,615	9,828	924	(208)	34,159
Selling, general and administrative expenses		52,650	7,603	—	72	60,325
Depreciation and amortization		22,014	1,046	3,522	—	26,582
Restructuring charges		19,927	—	—	—	19,927
Operating loss		$(110,651)	$(11,256)	$(4,446)	$(262)	$(126,615)
Loss in equity method investments						(1,696)
Interest income						295
Interest expense						(409)
Miscellaneous income, net	(a)					34,224
Loss from operations before income taxes						$(94,201)
Reconciliation of operating loss to adjusted operating loss:
Operating loss		$(110,651)	$(11,256)	$(4,446)	$(262)	$(126,615)
Add back:
Share-based compensation		10,433	1,096	—	—	11,529
Depreciation and amortization		22,014	1,046	3,522	—	26,582
Restructuring charges		19,927	—	—	—	19,927
Other purchase accounting adjustments		—	—	924	—	924
Adjusted operating loss		$(58,277)	$(9,114)	$—	$(262)	$(67,653)
Other information:
Capital expenditures		$111,399	$659	$—	$—	$112,058

MADISON SQUARE GARDEN ENTERTAINMENT CORP.
NOTES TO CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS (UNAUDITED)
(Continued)

		Three Months Ended September 30, 2019
		Entertainment	Tao Group Hospitality	Purchase accounting adjustments	Inter-segment eliminations	Total
Revenues		$119,652	$58,617	$—	$(306)	$177,963
Direct operating expenses		94,960	35,667	1,114	(219)	131,522
Selling, general and administrative expenses		70,349	17,424	6	(12)	87,767
Depreciation and amortization		21,787	2,179	2,854	—	26,820
Operating income (loss)		$(67,444)	$3,347	$(3,974)	$(75)	$(68,146)
Loss in equity method investments						(1,473)
Interest income						7,315
Interest expense						(1,105)
Miscellaneous income, net	(a)					7,031
Loss from operations before income taxes						$(56,378)
Reconciliation of operating income (loss) to adjusted operating income (loss):
Operating income (loss)		$(67,444)	$3,347	$(3,974)	$(75)	$(68,146)
Add back:
Share-based compensation		10,057	28	—	—	10,085
Depreciation and amortization		21,787	2,179	2,854	—	26,820
Other purchase accounting adjustments		—	—	1,120	—	1,120
Adjusted operating income (loss)		$(35,600)	$5,554	$—	$(75)	$(30,121)
Other information:
Capital expenditures		$85,157	$1,203	$—	$—	$86,360

_________________
(a)Miscellaneous income, net includes the followings:

	Three Months ended
	September 30,
	2020	2019
Unrealized gain on equity investments with readily determinable fair value	$33,658	$5,293
Non-service cost components of net periodic pension and postretirement benefit costs	116	(309)
Dividend income from equity investments	—	241
Measurement alternative adjustments for equity investments without readily determinable fair value	—	(532)
Others, net, primarily reflects the impact of Tao Group Hospitality three-month lag elimination in Fiscal Year 2020 for the three months ended September 30, 2019	450	2,338
Total	$34,224	$7,031

Substantially all revenues and assets of the Company’s reportable segments are attributed to or located in the United States. A majority of the Company’s revenue and assets are concentrated in the New York City metropolitan area.

MADISON SQUARE GARDEN ENTERTAINMENT CORP.
NOTES TO CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS (UNAUDITED)
(Continued)
Note 19. Subsequent Events
Term Loan Facility
On November 12, 2020, MSG National Properties, LLC, an indirect, wholly-owned subsidiary of the Company, MSG Entertainment Group, LLC and certain subsidiaries of MSG National Properties, LLC entered into a five-year $650,000 senior secured term loan facility. The proceeds of the facility may be used to fund working capital needs, for general corporate purposes of MSG National Properties, LLC and its subsidiaries, and to make distributions to MSG Entertainment Group, LLC.
DDTL Facilities
As described in Note 17, subsidiaries of MSG Sports entered into separate DDTL Facilities with a wholly-owned subsidiary of the Company as lender. The DDTL Facilities provide for a $110,000 and $90,000 senior unsecured delayed draw term loan facilities, for MSG NYK Holdings, LLC and MSG NYR Holdings, LLC, respectively. On November 6, 2020, each of MSG NYK Holdings, LLC and MSG NYR Holdings, LLC delivered notice to the Company that they had secured third-party debt and, as a result, all commitments under their applicable DDTL Facilities were terminated.
Legal Settlement and Share-based Compensation Forfeiture
As a result of an agreement to settle an action (the “Settlement”) filed by a purported stockholder of MSG Sports derivatively on behalf of MSG Sports against certain MSG Sports directors who are members of the Dolan family or were members of the Compensation Committee, Mr. Dolan voluntarily relinquished a one-time equity award granted by MSG Sports in October 2018 pursuant to his 2018 employment agreement and the corresponding award granted by the Company in respect of such MSG Sports award at the time of the Entertainment Distribution (consistent with the treatment of all equity-based MSG Sports awards in the Entertainment Distribution). The related award agreements, therefore, were canceled. The one-time equity award consisted of 32,471 performance stock units and 448,992 stock options. The Settlement became effective October 8, 2020 and, therefore, the Company will reverse share-based compensation expense of approximately $11,500 related to the cancellation of this award during the second quarter of Fiscal Year 2021.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations
This Management’s Discussion and Analysis of Financial Condition and Results of Operations (“MD&A”) contains forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. In this MD&A, there are statements concerning the future operating and future financial performance of Madison Square Garden Entertainment Corp.(and its direct and indirect subsidiaries (collectively, “we,” “us,” “our,” “MSG Entertainment,” or the “Company”), including the impact of the COVID-19 pandemic on our future operations, our anticipated operational cash burn on a go-forward basis, cost-cutting measures the Company may or may not pursue to preserve cash and financial flexibility, the potential for future impairment charges, the timing and costs of new venue construction, our plans to negotiate amendments to Tao Group Hospitality’s credit facility, and increased expenses of being a standalone public company. Words such as “expects,” “anticipates,” “believes,” “estimates,” “may,” “will,” “should,” “could,” “potential,” “continue,” “intends,” “plans,” and similar words and terms used in the discussion of future operating and future financial performance identify forward-looking statements. Investors are cautioned that such forward-looking statements are not guarantees of future performance, results or events and involve risks and uncertainties and that actual results or developments may differ materially from the forward-looking statements as a result of various factors. Factors that may cause such differences to occur include, but are not limited to:
•our ability to effectively manage the impacts of the COVID-19 pandemic and the actions taken in response by governmental authorities and certain professional sports leagues;
•the extent to which attendance at our venues following their reopening will be suppressed due to government actions and continuing health concerns by potential attendees;
•the level of our expenses and our operational cash burn rate, including our corporate expenses as a stand-alone publicly traded company;
•our ability to successfully design, construct, finance and operate new venues in Las Vegas, London and other markets, and the investments, costs and timing associated with those efforts, including the impact of the temporary suspension of construction and any other construction delays and/or cost overruns;
•the level of our revenues, which depends in part on the popularity of the Christmas Spectacular and other entertainment and sports events which are presented in our venues;
•the level of our capital expenditures and other investments;
•general economic conditions, especially in the New York City, Las Vegas, Chicago and London metropolitan areas where we have (or plan to have) significant business activities;
•the demand for sponsorship arrangements and for advertising;
•competition, for example, from other venues and other sports and entertainment and nightlife options, including the construction of new competing venues;
•changes in laws, guidelines, bulletins, directives, policies and agreements or regulations under which we operate;
•any economic, social or political actions, such as boycotts, protests, work stoppages or campaigns by labor organizations;
•seasonal fluctuations and other variations in our operating results and cash flow from period to period;
•the successful development of new live productions or attractions, enhancements or changes to existing productions and the investments associated with such development, enhancements, or changes, as well as investment in personnel, content and technology for the MSG Spheres;
•business, reputational and litigation risk if there is a security incident resulting in loss, disclosure or misappropriation of stored personal information or other breaches of our information security;
•activities or other developments (such as pandemics, including the COVID-19 pandemic) that discourage or may discourage congregation at prominent places of public assembly, including our venues;
•the continued popularity and success of Tao Group Hospitality entertainment dining and nightlife venues, as well as its existing brands, and the ability to successfully open and operate new entertainment dining and nightlife venues;
•the ability of BCE to attract attendees and performers to its future festivals;
•the acquisition or disposition of assets or businesses and/or the impact of, and our ability to successfully pursue, acquisitions or other strategic transactions;

•our ability to successfully integrate acquisitions, new venues or new businesses into our operations;
•the operating and financial performance of our strategic acquisitions and investments, including those we do not control;
•the costs associated with, and the outcome of, litigation and other proceedings to the extent uninsured, including litigation or other claims against companies we invest in or acquire;
•the impact of governmental regulations or laws, including changes in how those regulations and laws are interpreted and the continued benefit of certain tax exemptions and the ability to maintain necessary permits or licenses;
•the impact of any government plans to redesign New York City’s Pennsylvania Station;
•the substantial amount of debt incurred, and any default, by our subsidiaries under their respective credit facilities;
•financial community and rating agency perceptions of our business, operations, financial condition and the industries in which we operate;
•the ability of our investees and others to repay loans and advances we have extended to them;
•our status as an emerging growth company;
•the tax-free treatment of the Entertainment Distribution;
•our ability to achieve the intended benefits of the Entertainment Distribution;
•the performance by MSG Sports of its obligations under various agreements with the Company related to the Entertainment Distribution and ongoing commercial arrangements;
•lack of operating history as an operating company and costs associated with being an independent public company; and
•the additional factors described under “Risk Factors” in the Company’s Annual Report on Form 10-K for the year ended June 30, 2020.
We disclaim any obligation to update or revise the forward-looking statements contained herein, except as otherwise required by applicable federal securities laws.
All dollar amounts included in the following MD&A are presented in thousands, except as otherwise noted.
Introduction
This MD&A is provided as a supplement to, and should be read in conjunction with, the Company’s unaudited financial statements and accompanying notes thereto included in this Quarterly Report on Form 10-Q, as well as the Company’s Annual Report on Form 10-K for the year ended June 30, 2020 to help provide an understanding of our financial condition, changes in financial condition and results of operations. Unless the context otherwise requires, all references to “we,” “us,” “our,” “MSG Entertainment,” or the “Company” refer collectively to Madison Square Garden Entertainment Corp., a holding company, and its direct and indirect subsidiaries through which substantially all of our operations are conducted. Through the period ended April 17, 2020, the Company operated and reported financial information as one reportable segment. Following the Entertainment Distribution on April 17, 2020, the Company has two segments (the Entertainment business and the Tao Group Hospitality business). See Note 18 to the consolidated and combined financial statements included in “— Item 1. Financial Statements” of this Quarterly Report on Form 10-Q for further discussion of the Company’s segment reporting.
This MD&A is organized as follows:
Business Overview. This section provides a general description of our business, as well as other matters that we believe are important in understanding our results of operations and financial condition and in anticipating future trends.
Results of Operations. This section provides an analysis of our unaudited results of operations for the three months ended September 30, 2020 and 2019 on both a consolidated and combined basis and a segment basis.
Liquidity and Capital Resources. This section provides a discussion of our financial condition and liquidity, an analysis of our cash flows for the three months ended September 30, 2020 and 2019, as well as certain contractual obligations and off-balance sheet arrangements.
Seasonality of Our Business. This section discusses the seasonal performance of our Entertainment and Tao Group Hospitality segments.
Recently Issued Accounting Pronouncements and Critical Accounting Policies. This section discusses accounting pronouncements that have been adopted by the Company, recently issued accounting pronouncements not yet adopted by the

Company, as well as the results of the Company’s annual impairment testing of goodwill and identifiable indefinite-lived intangible assets performed during the first quarter of Fiscal Year 2021. This section should be read together with our critical accounting policies, which are discussed in our Annual Report on Form 10-K for the year ended June 30, 2020 under “Item. 7. Management's Discussion and Analysis of Financial Condition and Results of Operations — Recently Issued Accounting Pronouncements and Critical Accounting Policies — Critical Accounting Policies” and in the notes to the consolidated and combined financial statements of the Company included therein.
Business Overview
The Company is a leader in live experiences comprised of iconic venues; marquee entertainment content; popular dining and nightlife offerings; and a premier music festival that, together, entertain millions of guests each year. Utilizing our powerful brands and live entertainment expertise. The Company’s portfolio of venues includes: The Garden, Hulu Theater at Madison Square Garden, Radio City Music Hall, the Beacon Theatre and The Chicago Theatre. In addition, the Company is constructing a state-of-the-art venue, MSG Sphere, in Las Vegas and plans to build a second MSG Sphere in London, pending necessary approvals. The Company also includes the original production, the Christmas Spectacular, as well as BCE, the entertainment production company that owns and operates the Boston Calling Music Festival, and Tao Group Hospitality, a hospitality group with globally-recognized entertainment dining and nightlife brands.
Factors Affecting Results of Operations
Basis of Presentation
The consolidated statement of operations for the three months ended September 30, 2020 is presented on a consolidated basis, as the Company became a standalone public company on April 17, 2020. The Company’s combined statement of operations for the three months ended September 30, 2019 was prepared on a standalone basis derived from the consolidated financial statements and accounting records of the Company’s former parent, MSG Sports, and is presented on the basis of carve-out financial statements as the Company was not a standalone public company prior to the Entertainment Distribution.
The combined statements of operations for the three months ended September 30, 2019 include allocations for certain support functions that were provided on a centralized basis by MSG Sports and not historically recorded at the business unit level, such as expenses related to finance, human resources, information technology, and venue operations, among others.
As part of the Entertainment Distribution, certain corporate and operational support functions were transferred to the Company and therefore, charges were reflected in the combined statement of operations for the three months ended September 30, 2019 in order to properly burden all business units comprising MSG Sports’ historical operations. These expenses were allocated on the basis of direct usage when identifiable, with the remainder allocated on a pro-rata basis of combined revenues, headcount or other measures of the Company and MSG Sports. which were recorded as a reduction of either direct operating expenses or selling, general and administrative expense.
In addition, certain of the Company’s contracts with its customers for suite license, sponsorship and venue signage arrangements contain performance obligations that are fulfilled by both the Company and MSG Sports. Revenue sharing expenses attributable to MSG Sports have primarily been recorded on the basis of specific identification where possible, with the remainder allocated proportionately as a component of direct operating expenses within the consolidated and combined statements of operations. See Note 3 to the consolidated and combined financial statements included in “— Item 1. Financial Statements” of this Quarterly Report on Form 10-Q for additional information on revenue recognition.
Management believes the assumptions underlying the combined financial statements, including the assumptions regarding allocating general corporate expenses, are reasonable. Nevertheless, the combined financial statements may not include all of the actual expenses that would have been incurred by the Company and may not reflect its combined results of operations, financial position and cash flows had it been a separate, stand-alone company during the periods presented. Actual costs that would have been incurred if the Company had been a separate, stand-alone company would depend on multiple factors, including organizational structure and strategic decisions made in various areas, including information technology and infrastructure.

Impact of COVID-19 on Our Business
Our operations and operating results have been, and continue to be, materially impacted by the COVID-19 pandemic and actions taken in response by governmental authorities and certain professional sports leagues. As of the date of this Quarterly Report on Form 10-Q, virtually all of the Entertainment business’ operations have been suspended and Tao Group Hospitality is operating at significantly reduced capacity and demand. It is not clear when we will be permitted or able to resume normal business operations.
As a result of government mandated assembly limitations and closures, our performance venues were closed in mid-March, and, subject to limited exceptions, such as the use of The Garden as an early voting and election day poll site and our virtual residency featuring Phish’s Trey Anastasio live from the Beacon Theatre, events are currently prohibited at The Garden, Hulu Theater at Madison Square Garden, Radio City Music Hall and the Beacon Theatre. Although events are permitted at The Chicago Theatre, current government mandated capacity restrictions and other safety requirements make it economically unfeasible to do so. All events at our venues have been postponed or canceled through at least December 2020 and will likely be impacted into 2021. We are not recognizing revenue from those events and, while events are being rescheduled into calendar year 2021, it is unclear whether and to what extent those events will take place. We are actively monitoring government regulations and guidance, and when such regulations permit, and there is an opportunity to reopen our venues for events safely and on economically feasible terms, we expect that we would do so. The impact to our operations has also included the 2020 Boston Calling Music Festival, which had been slated for Memorial Day weekend, and was canceled. In addition, in August 2020, the Company announced that it canceled the 2020 production of the Christmas Spectacular.
The Company and MSG Sports are party to the Arena License Agreements, which require the Knicks and the Rangers to play their home games at The Garden. In March, the NBA and the NHL announced that their 2019-20 seasons were suspended, and subsequently announced in June and May, respectively, plans for a return to play in the designated cities of Orlando for the NBA and Edmonton and Toronto for the NHL. With The Garden closed by government mandate, MSG Sports made no payments under the Arena License Agreements for the period following the Entertainment Distribution through September 30, 2020.Even though the NBA recently announced its 2020-21 season is expected to begin on December 22, 2020 and the NHL has stated it is targeting a January 1, 2021 start date for its 2020-21 season, government and league mandated restrictions remain in effect and may still be in effect at the time those seasons commence. No assurances can be made that games will be played at The Garden or, if games are played at The Garden, whether those games will be played with fans in attendance. Even if fans are permitted to attend, capacity restrictions, use limitations and social distancing requirements are expected to remain in place and may affect the payments we receive under the Arena License Agreements.
Due to government actions taken in response to the COVID-19 pandemic, virtually all of Tao Group Hospitality’s venues were closed for approximately three months starting in mid-March, and Avenue and Vandal in New York were permanently closed in April 2020 and June 2020, respectively. Tao Group Hospitality has resumed limited operations at certain venues, subject to significant regulatory requirements, including limits on capacity, curfews and social distancing requirements for outdoor and indoor dining. As of September 30, 2020, sixteen of Tao Group Hospitality’s venues were open for outdoor dining and/or limited capacity indoor dining (the majority of these venues also offered delivery and/or takeout), while twelve venues remained closed.
The COVID-19 pandemic has materially impacted our revenues, most significantly because we are currently not generating revenue from:
•events at The Garden, Hulu Theater at Madison Square Garden, Radio City Music Hall, the Beacon Theatre and The Chicago Theatre;
•payments under the Arena License Agreements;
•sponsorships, suite licenses and in-venue advertising;
•the 2020 production of the Christmas Spectacular; and
•the 2020 Boston Calling Music Festival.
While we have reduced certain operating expenses as a result of the COVID-19 pandemic (including (i) direct event expenses at our performance venues during the period our business operations are suspended, (ii) advertising and promotional spending for suspended and canceled games and events, (iii) reduction in corporate work-force and (iv) certain direct operating and SG&A expenses, including at our Tao Group Hospitality business), these expense reductions are not nearly enough to fully offset revenue losses.
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
A subsidiary of the Company is party to the Arena License Agreements with subsidiaries of MSG Sports that require the Knicks and the Rangers to play their home games at The Garden. Under the Arena License Agreements, the Knicks and the Rangers pay an annual license fee in connection with their respective use of The Garden. For each, the license fee for the initial contract year ending June 30, 2020 was to be prorated based on the number of games scheduled to be played at The Garden between the Entertainment Distribution Date and the end of that contract year. The license fee for the first full contract year ending June 30, 2021 is approximately $22,500 for the Knicks and approximately $16,700 for the Rangers, and then for each subsequent year, the license fees will be 103% of the license fees for the immediately preceding contract year. The teams are not required to pay the license fee during a period in which The Garden is unavailable for home games due to a force majeure event (including the government-mandated suspension of events at The Garden as a result of the disruptions caused by the COVID-19 pandemic). As a result, we have not received any license fee payments under the Arena License Agreements from the period following the Entertainment Distribution through September 30, 2020, and will continue to not receive any payments during the government mandated suspension of events at The Garden as a result of the disruptions caused by the COVID-19 pandemic. If, due to a force majeure event, capacity at The Garden is limited to 1,000 or fewer attendees, the teams may schedule and play home games at The Garden with amounts payable to the Company under the Arena License Agreements reduced by up to 80%. After The Garden becomes available following a force majeure event, future rent payments due under the Arena License Agreements will be payable by the Knicks and the Rangers even if the NBA or NHL seasons do not resume simultaneously or at all, and payments may be partially reduced in accordance with terms of the Arena License Agreements if The Garden opens with materially limited capacity greater than 1,000 attendees.
Additionally, as a result of operating disruptions due to the COVID-19 pandemic, the Company’s projected cash flows were directly impacted. These disruptions along with the deteriorating macroeconomic conditions and industry/market considerations, were considered a “triggering event” for the Tao Group Hospitality reporting unit, which required the Company to assess the carrying value of Tao Group Hospitality’s intangible assets, long-lived assets and goodwill for impairment. Based on this evaluation, the Company recorded a total impairment charge of $105,817 in Fiscal Year 2020.
There has been no triggering event identified by the Company for the Entertainment reporting unit due to the COVID-19 pandemic. However, the duration and impact of the COVID-19 pandemic may result in future impairment charges that management will evaluate as facts and circumstances evolve over time.
Amendment to Ground Lease Agreement with Sands
The MSG Sphere in Las Vegas is being constructed on property we lease from Sands under a 50-year ground lease agreement, dated July 16, 2018, by and among Sands Arena Landlord LLC, Venetian Casino Resort, LLC, MSG Las Vegas, LLC (a wholly-owned subsidiary of the Company), and MSG Entertainment Group, LLC, as amended. MSG Las Vegas, LLC and Sands Arena Landlord LLC entered into a letter agreement (the “Sands Letter Agreement”), effective November 12, 2020, amending the ground lease agreement. As previously disclosed, the ground lease agreement requires that the Company commence erection of above-grade structural steel for the MSG Sphere no later than 18 months after the date of the ground lease agreement and achieve substantial completion of the project no later than three years after the construction commencement date, subject to certain permitted extensions. The Sands Letter Agreement sets this outside completion date at September 30, 2023. There were no other material changes to the terms of the ground lease.

Consolidated and Combined Results of Operations
Comparison of the Three Months Ended September 30, 2020 versus the Three Months Ended September 30, 2019
The table below sets forth, for the periods presented, certain historical financial information.

	Three Months Ended
	September 30,		Change (a)
	2020	2019	Amount	Percentage
Revenues	$14,378	$177,963	$(163,585)	(92)%

Direct operating expenses	34,159	131,522	(97,363)	(74)%
Selling, general and administrative expenses (“SG&A”)	60,325	87,767	(27,442)	(31)%
Depreciation and amortization	26,582	26,820	(238)	(1)%
Restructuring charges	19,927	—	19,927	NM
Operating loss	(126,615)	(68,146)	(58,469)	NM
Other income (expense):
Loss in equity method investments	(1,696)	(1,473)	(223)	(15)%
Interest income (expense), net	(114)	6,210	(6,324)	NM
Miscellaneous income, net	34,224	7,031	27,193	NM
Loss from operations before income taxes	(94,201)	(56,378)	(37,823)	(67)
Income tax expense	(163)	(185)	22	12
Net loss	(94,364)	(56,563)	(37,801)	(67)
Less: Net loss attributable to redeemable noncontrolling interests	(3,889)	(636)	(3,253)	NM
Less: Net loss attributable to nonredeemable noncontrolling interests	(630)	40	(670)	NM
Net loss attributable to Madison Square Garden Entertainment Corp.’s stockholders	$(89,845)	$(55,967)	$(33,878)	(61)%

_________________
NM — Percentage is not meaningful
(a)The consolidated statement of operations for the three months ended September 30, 2020 is presented on a consolidated basis, as the Company became a standalone public company on April 17, 2020. The Company’s combined statement of operations for the three months ended September 30, 2019 was prepared on a standalone basis derived from the consolidated financial statements and accounting records of the Company’s former parent, MSG Sports, and is presented on the basis of carve-out financial statements as the Company was not a standalone public company prior to the Entertainment Distribution. In addition, the Company’s operating results were materially impacted during the three months ended September 30, 2020 by the COVID-19 pandemic and government actions taken in response. See “— Introduction — Factors Affecting Results of Operations — Basis of Presentation” and “— Introduction — Factors Affecting Results of Operations — Impact of COVID-19 on Our Business” for more information.

The following is a summary of changes in segments’ operating results for the three months ended September 30, 2020 as compared to the prior year period.

Changes attributable to	Revenues	Direct operating expenses	SG&A	Depreciation and amortization	Restructuring charges	Operating income (loss)
Entertainment segment (a)	$(112,097)	$(71,345)	$(17,699)	$227	$19,927	$(43,207)
Tao Group Hospitality segment (a)	(51,396)	(25,839)	(9,821)	(1,133)	—	(14,603)
Purchase accounting adjustments	—	(190)	(6)	668	—	(472)
Inter-segment eliminations	(92)	11	84	—	—	(187)
MSG Entertainment Corp. total	$(163,585)	$(97,363)	$(27,442)	$(238)	$19,927	$(58,469)
_________________
(a)See “Business Segment Results” for a more detailed discussion of the operating results of our segments.
Interest income, net
Net interest income, net for the three months ended September 30, 2020 was $114 as compared to net interest income of $6,210 in the prior year period. The decrease in net interest income was primarily due to (i) lower interest income as the Company shifted its investments into U.S. Treasury Bills in the current year period, which yields a lower interest rate, and (ii) the absence of interest income earned on a loan extended to The Azoff Company as compared to the prior year period since the loan was repaid during the second quarters of Fiscal Year 2020. The decrease in interest income was partially offset by lower interest expense associated with Tao Senior Secured Credit Facilities due to lower outstanding balance and interest rate.
Miscellaneous income, net
Miscellaneous income, net for the three months ended September 30, 2020 was $34,224 as compared to $7,031 in the prior year period, an increase of $27,193. The increase was primarily due to higher unrealized gain on the equity investments with readily determinable fair value in DraftKings and Townsquare in the current year period. The Company recorded a total of $33,658 in unrealized gains for the investments in DraftKings and Townsquare in the current year period, as compared to an unrealized gain of $5,293 for the investment in Townsquare in the prior year period. See Note 6 to the consolidated and combined financial statements included in “— Item 1. Financial Statements” of this Quarterly Report on Form 10-Q for additional information related to the Company’s investments in DraftKings and Townsquare.
Income taxes
See Note 16 to the consolidated and combined financial statements included in “— Item 1. Financial Statements” of this Quarterly Report on Form 10-Q for discussions of the Company’s income taxes.

Adjusted operating income (loss)
The following are the reconciliations of operating income (loss) to adjusted operating income (loss) for the three months ended September 30, 2020 as compared to the prior year period:

	Three Months Ended
	September 30,		Change
	2020	2019	Amount	Percentage
Operating loss	$(126,615)	$(68,146)	$(58,469)	(86)%
Share-based compensation	11,529	10,085
Depreciation and amortization (a)	26,582	26,820
Restructuring charges	19,927	—
Other purchase accounting adjustments	924	1,120
Adjusted operating loss	$(67,653)	$(30,121)	$(37,532)	(125)%

_________________
(a)    Depreciation and amortization includes purchase accounting adjustments of $3,522 and $2,854 for the three months ended September 30, 2020 and 2019, respectively.

Adjusted operating loss for the three months ended September 30, 2020 increased $37,532 to $67,653 as compared to $30,121 in the prior year period. The increase in adjusted operating loss was attributable to the following:

Increase in adjusted operating loss of the Entertainment segment (a)	$(22,677)
Increase in adjusted operating loss of the Tao Group Hospitality segment (a)	(14,668)
Inter-segment eliminations	(187)
$(37,532)
_________________
(a)See “ — Business Segment Results” for a more detailed discussion of the operating results of our segments.
Net income (loss) attributable to redeemable and nonredeemable noncontrolling interests
For the three months ended September 30, 2020, the Company recorded $3,889 of net loss attributable to redeemable noncontrolling interests and $630 of net loss attributable to nonredeemable noncontrolling interests as compared to $636 of net loss attributable to redeemable noncontrolling interests and $40 of net income attributable to nonredeemable noncontrolling interests for the three months ended September 30, 2019. These amounts represent the share of net loss from the Company’s investments in Tao Group Hospitality and BCE that are not attributable to the Company.

Business Segment Results
Entertainment
The table below sets forth, for the periods presented, certain historical financial information and a reconciliation of operating loss to adjusted operating loss for the Company’s Entertainment segment.

	Three Months Ended
	September 30,		Change
	2020	2019	Amount	Percentage
Revenues	$7,555	$119,652	$(112,097)	(94)%
Direct operating expenses	23,615	94,960	(71,345)	(75)%
Selling, general and administrative expenses	52,650	70,349	(17,699)	(25)%
Depreciation and amortization	22,014	21,787	227	1%
Restructuring charges	19,927	—	19,927	NM
Operating loss	$(110,651)	$(67,444)	$(43,207)	(64)%
Reconciliation to adjusted operating loss:
Share-based compensation	10,433	10,057
Depreciation and amortization	22,014	21,787
Restructuring charges	19,927	—
Adjusted operating loss	$(58,277)	$(35,600)	$(22,677)	(64)%
_________________
NM — Percentage is not meaningful

Factors Affecting Results of Operations
Carve-out Financial Statements
The consolidated statement of operations for the three months ended September 30, 2020 is presented on a consolidated basis, as the Company became a standalone public company on April 17, 2020. The Company's combined statement of operations for the three months ended September 30, 2019 was prepared on a standalone basis derived from the consolidated financial statements and accounting records of the Company’s former parent, MSG Sports, and is presented on the basis of carve-out financial statements as the Company was not a standalone public company prior to the Entertainment Distribution.
The combined statements of operations for the three months ended September 30, 2019 include allocations for certain support functions that were provided on a centralized basis by MSG Sports and not historically recorded at the business unit level, such as expenses related to finance, human resources, information technology, and venue operations, among others. As part of the Entertainment Distribution, certain corporate and operational support functions were transferred to the Company and therefore, charges were reflected in order to properly burden all business units comprising MSG Sports’ historical operations. These expenses were allocated on the basis of direct usage when identifiable, with the remainder allocated on a pro-rata basis of combined revenues, headcount or other measures of the Company and MSG Sports.
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
Impact of the COVID-19 Pandemic
The Entertainment segment operations and operating results have been, and continue to be, materially impacted by the COVID-19 pandemic and actions taken in response by governmental authorities and certain professional sports leagues. As of the date of this Quarterly Report on Form 10-Q, virtually all of our Entertainment business’ operations have been suspended. It is not clear when we will be permitted or able to resume normal business operations. See “— Introduction — Factors Affecting Results of Operations — Impact of COVID-19 on Our Business” for further discussions.

Revenues
Revenues for the three months ended September 30, 2020 decreased $112,097, or 94%, to $7,555 as compared to the prior year period. The net decrease was attributable to the following:

Decrease in event-related revenues from (i) concerts of $65,635 and (ii) other live entertainment and sporting events of $4,716, both due to the closure of venues after March 12, 2020 as a result of the COVID-19 pandemic	$(70,351)
Decrease in suite license fee revenues due to the closure of venues after March 12, 2020 as a result of the COVID-19 pandemic. (see direct operating expenses discussion below)	(19,586)
Absence of revenues from the Forum due to its disposition in May 2020	(11,801)
Decrease in venue-related signage and sponsorship revenues due to the closure of venues after March 12, 2020 as a result of the COVID-19 pandemic (see direct operating expenses discussion below)	(11,552)
Increase in revenues from sponsorship sales and representation agreements with MSG Sports and ad sales commission from MSG Networks, as discussed below	2,973
Other net decreases	(1,780)
$(112,097)

The increase in revenues from the Company’s sponsorship sales and representation agreements with MSG Sports and ad sales commissions from MSG Networks was primarily due to the impact of the agreements with MSG Sports which were established in connection with, and effective as of, the Entertainment Distribution and, to a lesser extent, higher ad-sales commissions from MSG Networks as the NHL resumed its season in August 2020.
Direct operating expenses
Direct operating expenses for the three months ended September 30, 2020 decreased $71,345, or 75%, to $23,615 as compared to the prior year period. The net decrease was attributable to the following:

Decrease in event-related direct operating expenses from (i) concerts of $37,123 and (ii) other live entertainment and sporting events of $5,607, both due to the closure of venues after March 12, 2020 as a result of the COVID-19 pandemic	$(42,729)
Decrease in direct operating expenses associated with suite license operations primarily due to the impact of lower revenue sharing expenses with MSG Sports	(13,411)
Decrease in direct operating expenses associated with the Forum due to its disposition in May 2020	(6,877)
Decrease in direct operating expenses associated with venue-related signage and sponsorship primarily due to the impact of lower revenue sharing expense with MSG Sports of $4,899	(6,218)
Other net decreases	(2,110)
$(71,345)
Selling, general and administrative expenses
Selling, general and administrative expenses for the three months ended September 30, 2020 decreased $17,699, or 25%, to $52,650 as compared to the prior year period. The decrease was primarily due to (i) lower professional fees of $11,407 associated with litigation, corporate development, and MSG Sphere content development, and (ii) a decrease in employee compensation and related benefits of $3,896 primarily as a result of the Company’s reduction in full-time workforce in August 2020, partially offset by the impact of the Company's spin-off from MSG Sports, which impacted the year over year comparability of certain results since the prior year period operating result was prepared under a carve-out basis.
See “— Restructuring charges” below for further discussion on the Company’s reduction in full-time workforce in August 2020. See Note 19 to the consolidated and combined financial statements included in “— Item 1. Financial Statements” of this Quarterly Report on Form 10-Q for further discussion of the Company’s reversal of share-based compensation expenses in the second quarter of Fiscal Year 2021.
Restructuring charges
The Company's operations have been disrupted since March 2020 due to the COVID-19 pandemic. As a direct response to this disruption, on August 4, 2020, the Company implemented cost savings initiatives in order to streamline operations and preserve liquidity. These measures included a reduction in full-time workforce of approximately 350 employees. For the three months ended September 30, 2020, the Company recorded a total of $19,927 for restructuring charges related to termination benefits provided to employees.

Operating loss
Operating loss for the three months ended September 30, 2020 increased $43,207, or 64%, to $110,651 as compared to the prior year period due to a decrease in revenues and the impact of restructuring charges, partially offset by lower direct operating expenses and selling, general and administrative expenses, as discussed above.
Adjusted operating loss
Adjusted operating loss for the three months ended September 30, 2020 increased $22,677, or 64%, to $58,277 as compared to the prior year period. The increase in adjusted operating loss was less than the increase in operating loss of $43,207 primarily due to the restructuring charges of $19,927 being excluded in the calculation of adjusted operating loss.
Tao Group Hospitality
The table below sets forth, for the periods presented, certain historical financial information and a reconciliation of operating income (loss) to adjusted operating income (loss) for the Company’s Tao Group Hospitality segment.

	Three Months Ended
	September 30,		Change
	2020	2019	Amount	Percentage
Revenues	$7,221	$58,617	$(51,396)	(88)%
Direct operating expenses	9,828	35,667	(25,839)	(72)%
Selling, general and administrative expenses	7,603	17,424	(9,821)	(56)%
Depreciation and amortization	1,046	2,179	(1,133)	(52)%
Operating income (loss)	$(11,256)	$3,347	$(14,603)	NM
Reconciliation to adjusted operating income (loss):
Share-based compensation	1,096	28
Depreciation and amortization	1,046	2,179
Adjusted operating income (loss)	$(9,114)	$5,554	$(14,668)	NM
_________________
NM — Percentage is not meaningful
Factors Affecting Results of Operations
Due to government actions taken in response to the COVID-19 pandemic, virtually all of Tao Group Hospitality’s venues were closed for approximately three months starting in mid-March and Avenue and Vandal in New York were permanently closed in April 2020 and June 2020, respectively. Tao Group Hospitality has resumed limited operations at certain venues, subject to significant regulatory requirements, including limits on capacity, curfews and social distancing requirements for outdoor and indoor dining. As of September 30, 2020, sixteen of Tao Group Hospitality’s venues were open for outdoor dining and/or limited capacity indoor dining (the majority of these venues also offered delivery and/or takeout), while twelve venues remained closed.
Revenues
Revenues for the three months ended September 30, 2020 decreased $51,396, or 88%, to $7,221 as compared to the prior year period. The net decrease was attributable to the following:

Decrease in revenues due to the closure of certain venues as a result of the COVID-19 pandemic	$(25,702)
Decrease in revenue due to capacity restrictions at re-opened venues	(20,908)
Decrease in revenues associated with the permanent closing of Vandal and Avenue in New York	(4,038)
Other net decreases	(748)
$(51,396)

Direct operating expenses
Direct operating expenses for the three months ended September 30, 2020 decreased $25,839, or 72%, to $9,828 as compared to the prior year period. The net decrease was attributable to the following:

Decrease in employee compensation and related benefits as a result of (i) a reduction in headcount at re-opened venues, (ii) the elimination of venue line staff and manager positions at closed venues, and (iii) the permanent closure of Vandal and Avenue, all as a result of the COVID-19 pandemic	$(11,615)
Decrease in (i) costs of food and beverage, and (ii) costs of venue entertainment, both a result of the closure of certain venues, capacity restrictions at re-opened venues and the permanent closure of Vandal and Avenue, all due to the COVID-19 pandemic	(10,789)
Decrease in direct operating expenses associated with rent expense primarily due to rent concessions received and the permanent closure of Vandal and Avenue	(2,540)
Other net decreases, primarily due to lower credit card fees	(895)
$(25,839)

Selling, general and administrative expenses
Selling, general and administrative expenses for the three months ended September 30, 2020 decreased $9,821, or 56%, to $7,603 as compared to the prior year period primarily due to lower (i) marketing cost of $3,462, and (ii) employee compensation and related benefits of $1,421, as well as other net decreases including expenses related to restaurant expenses and supplies, general liability insurance, repairs and maintenance, and utilities.
Operating income (loss)
Operating loss for the three months ended September 30, 2020 was $14,603 as compared to operating income of $3,347 in the prior year period, a decrease of $11,256, primarily due to lower revenues, partially offset by decreases in direct operating expenses and selling, general and administrative expenses, as discussed above.
Adjusted operating income (loss)
Adjusted operating income for the three months ended September 30, 2020 decreased $14,668 to a loss of $9,114, as compared to the prior year period. The adjusted operating loss was greater than the operating loss, due to less depreciation and amortization, partially offset by higher share-based compensation.
Liquidity and Capital Resources
Overview
Our operations and operating results have been, and continue to be, materially impacted by the COVID-19 pandemic and actions taken in response by governmental authorities and certain professional sports leagues. As of the date of this Quarterly Report on Form 10-Q, virtually all of our Entertainment business’ operations have been suspended and Tao Group Hospitality is operating at significantly reduced capacity and demand. It is not clear when we will be permitted or able to resume normal business operations.
As a result of government mandated assembly limitations and closures, our performance venues were closed in mid-March, and, subject to limited exceptions, such as the use of The Garden as an early voting and election day poll site and our virtual residency featuring Phish’s Trey Anastasio live from the Beacon Theatre, no events are currently permitted to be held at The Garden, Hulu Theater at Madison Square Garden, Radio City Music Hall and the Beacon Theatre. Although events are permitted at The Chicago Theatre, current government mandated capacity restrictions and other safety requirements make it economically unfeasible to do so. All events at our venues have been postponed or canceled through at least December 2020 and will likely be impacted into 2021. We are actively monitoring government regulations and guidance, and when such regulations permit, and there is an opportunity to reopen our venues for events safely and on economically feasible terms, we expect that we would do so.
The impact to our operations has also included the 2020 production of the Christmas Spectacular, which has been cancelled, and the 2020 Boston Calling Music Festival, which had been slated for Memorial Day weekend, and was canceled. In addition, Tao Group Hospitality’s operations have been substantially reduced. The NBA and the NHL suspended their 2019-20 seasons in March 2020 and, even though the NBA recently announced its 2020-21 season is expected to begin on December 22, 2020 and the NHL has stated it is targeting a January 1, 2021 start date for its 2020-21 season, government and league mandated restrictions remain in effect and may still be in effect at the time those seasons commence. No assurances can be made that games will be played at The Garden or, if games are played at The Garden, whether those games will be played with fans in attendance. Even if fans are permitted to attend, capacity restrictions, use limitations and social distancing requirements are expected to remain in place and may affect the payments we receive under the Arena License Agreements.
The COVID-19 pandemic is having and will likely continue to have a significant and negative impact on our operations and financial performance. As a result, we have taken several actions to improve our financial flexibility, reduce operating costs and preserve liquidity:
•We have revised our processes and construction schedule for MSG Sphere, providing for a substantially reduced spend in Fiscal Year 2021 and a lengthened timetable that enables the Company to preserve cash in the near-term. We now expect to open MSG Sphere in Las Vegas in calendar year 2023;
•In connection with our extended construction timeline, we have reduced our expected near-term spending on technology and content development for MSG Sphere;
•At the end of May, we ended all financial support that was previously provided for certain event-level employees at the Company’s performance venues, and as a result virtually all venue employees, approximately 6,000 in total, are effectively furloughed;
•At the end of March, Tao Group Hospitality eliminated essentially all of its venue line staff and manager positions, with limited numbers of employees returning as operations slowly resume. In August, Tao Group Hospitality reduced its corporate workforce;
•In August, we reduced our regular full-time workforce by approximately 350 positions;
•We have implemented and are continuing to pursue additional comprehensive cost reduction measures, including terminating certain third-party services, negotiating reduced rates and/or reduced service levels with third parties, and pursuing targeted savings and reductions in spending on marketing and travel and entertainment, and deferring or limiting non-essential operating or other discretionary expenses;
•We have successfully negotiated certain relief and deferral of cash payments from landlords and other vendors. Conversations with third parties are ongoing as we continue to pursue additional options, some of which may or may not be successful; and
•In November, MSG National Properties, LLC (“MSG National Properties”) and certain of our subsidiaries entered into a five-year $650,000 senior secured term loan facility.
The Company has moved to align its costs with its expectation of having limited revenue during 2020. Taking into account the workforce reductions and cost saving initiatives noted above, although this amount will fluctuate, the Company estimates its monthly operational cash burn rate will average approximately $25,000 on a go-forward basis for the duration of Fiscal Year 2021. We define operational cash burn rate as revenue less direct operating and SG&A expenses (excluding share-based compensation). Excluded from operational cash burn are (i) severance costs, (ii) capital expenditures, (iii) capitalized spending on content and technology related to MSG Sphere and (iv) working capital adjustments.
Our primary sources of liquidity are cash and cash equivalents and cash flows from the operations of our businesses. On November 12, MSG National Properties and certain of our subsidiaries entered into a five-year senior secured term loan facility (the “Term Loan Facility”), which provides for $650,000 of additional liquidity. Our principal uses of cash include working capital-related items (including funding our operations), capital spending (including our construction of large-scale venues in Las Vegas and London), investments and related loans and advances that we may fund from time to time, repayment of debt, and mandatory purchases from prior acquisitions. We may also use cash to repurchase our common stock. Our decisions as to the use of our available liquidity will be based upon the ongoing review of the funding needs of the business, the optimal allocation of cash resources, and the timing of cash flow generation. To the extent we desire to access alternative sources of funding through the capital and credit markets, challenging U.S. and global economic and market conditions could adversely impact our ability to do so at that time.
We regularly monitor and assess our ability to meet our net funding and investing requirements. We believe we have sufficient liquidity, including approximately $926,000 in cash and cash equivalents and $39,000 of short-term investments as of September 30, 2020, as well as $650,000 of additional available liquidity from the Term Loan Facility, to, over the next 12 months, fund our operations, service the Term Loan Facility, and pursue the development of the new venues discussed below. Our cash and cash equivalents include approximately $191,000 in advance cash proceeds — primarily related to suites, tickets and, to a lesser extent, sponsorships — all of which would be addressed, to the extent necessary, through credits, make-goods, refunds and/or rescheduled dates.
In connection with the Entertainment Distribution and as an additional source of liquidity for MSG Sports in response to the COVID-19 pandemic, on April 17, 2020, a subsidiary of the Company entered into separate delayed draw term loan credit agreements (the “DDTL Facilities”) with subsidiaries of MSG Sports. The DDTL Facilities, permitted two of MSG Sports’ subsidiaries, MSG NYK Holdings, LLC and MSG NYR Holdings, LLC to draw up to $110,000 and $90,000, respectively, for general corporate purposes until October 17, 2021, subject to the terms and conditions of the DDTL Facilities. On November 6, 2020, each of MSG NYK Holdings, LLC and MSG NYR Holdings, LLC delivered notice to the Company that they had secured third-party debt and, as a result, all commitments under their applicable DDTL Facilities were terminated.
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
Tao Group Hospitality’s principal uses of cash include working capital related-items (including funding its operations), investments in new venues, tax-related cash distributions, interest expense payments and repayment of debt. Tao Group Hospitality plans to continue to grow its business through the opening of new venues. With the onset of the pandemic, Tao Group Hospitality’s business was also materially impacted by the COVID-19 related restrictions imposed by state and local officials, which included limiting restaurants and bars to take-out and delivery service only and requiring the closure of nightlife establishments. As a result of these restrictions, virtually all of Tao’s venues were closed for approximately three months starting in mid-March, and Avenue and Vandal in New York were permanently closed in April 2020 and June 2020, respectively. Tao Group Hospitality has resumed limited operations at certain venues, subject to significant regulatory requirements, including limits on capacity, curfews and social distancing requirements for outdoor and indoor dining. As of September 30, 2020, sixteen of Tao Group Hospitality’s venues were open for outdoor dining and/or limited capacity indoor dining (the majority of these venues also offered delivery and/or takeout), while twelve venues remained closed. However, we believe that Tao Group Hospitality has sufficient liquidity from cash-on-hand, its revolving credit facility and committed capital from the Company to fund its operations and service its debt obligations over the next 12 months.
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
Our cost estimate, inclusive of core technology and soft costs, for MSG Sphere at The Venetian is approximately $1,660,000. This cost estimate is net of $75,000 that the Las Vegas Sands Corp. has agreed to pay to defray certain construction costs and also excludes significant capitalized and non-capitalized costs for items such as content creation, internal labor, and furniture and equipment. Relative to the cost estimate above, our actual construction costs for MSG Sphere at The Venetian incurred through September 30, 2020 were approximately $556,000, which is net of $65,000 received from Las Vegas Sands Corp in Fiscal Year 2020. The construction cost of $556,000 discussed above included approximately $71,500 of accrued expenses that were not yet paid as of September 30, 2020. As with any major construction project, the construction of MSG Sphere is subject to potential unexpected delays, costs or other complications.
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
See Exhibit 10.23 to the Company’s Annual Report on Form 10-K for the year ended June 30, 2020 for a copy of the Construction Agreement, dated May 31, 2019, by and between MSG Las Vegas, LLC and Hunt Construction Group Inc. (AECOM).
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
With regard to MSG Sphere at The Venetian, the Company plans to finance the construction of the venue from cash-on-hand and cash flows from operations. If the Company’s cash flows from operations are not sufficient to finance the remaining construction costs of MSG Sphere at The Venetian, the Company would need to pursue additional financing. There is no assurance that the Company will be able to obtain such capital.
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
Tao Senior Secured Credit Facilities
On May 23, 2019, TAOIH and TAOG, entered into the Tao Senior Credit Agreement with JPMorgan Chase Bank, N.A., and the lenders party thereto. The Tao Senior Credit Agreement provides TAOG with senior secured credit facilities (the “Tao Senior Secured Credit Facilities”) consisting of: (i) an initial $40,000 term loan facility with a term of five years and (ii) a $25,000 revolving credit facility with a term of five years (the “Tao Revolving Credit Facility”). The Tao Senior Secured Credit Facilities were obtained without recourse to the Company or any of its affiliates (other than TAOG, TAOIH and its subsidiaries and in respect of the reserve account discussed below)). There was no outstanding amount drawn on the Tao Revolving Credit Facility as of September 30, 2020. As of September 30, 2020, Tao Group Hospitality utilized $750 of the Tao Revolving Credit Facility for issuance of letters of credit and the remaining borrowing available was $24,250. The Credit Agreement matures on May 23, 2024.
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
On May 23, 2019, MSG Entertainment Holdings LLC, a subsidiary of the Company, and Tao Group Sub Holdings LLC, a subsidiary of Tao Group Hospitality entered into a Credit Agreement providing for a credit facility of $49,000 that matures on August 22, 2024 (the “Tao Subordinated Credit Agreement”). On June 15, 2020, the Tao Subordinated Credit Agreement was amended to provide an additional $22,000 of borrowing capacity. As of September 30, 2020, the outstanding balance under the Tao Subordinated Credit Agreement was $59,500. The balances and interest-related activities pertaining to the Tao Subordinated Credit Agreement have been eliminated in the consolidated and combined financial statements in accordance with ASC Topic 810, Consolidation.
See Note 12 to the consolidated and combined financial statements included in “— Item 1. Financial Statements” of this Quarterly Report on Form 10-Q for discussions of the Company’s debt obligations and various financing agreements.
Term Loan Facility
On November 12, 2020, MSG National Properties, an indirect, wholly-owned subsidiary of the Company, MSG Entertainment Group, LLC and certain subsidiaries of MSG National Properties entered into a five-year $650,000 senior secured term loan facility (the “Term Loan Facility”). The proceeds of the Term Loan Facility may be used to fund working capital needs, for general corporate purposes of MSG National Properties and its subsidiaries, and to make distributions to MSG Entertainment Group, LLC.
The Term Loan Facility includes a minimum liquidity covenant, pursuant to which MSG National Properties and its restricted subsidiaries are required to maintain a specified minimum level of average daily liquidity, consisting of cash and cash equivalents and available revolving commitments, over the last month of each quarter. From the closing date until the first anniversary of the Term Loan Facility, the minimum liquidity threshold is $450,000, which is reduced each quarter by the amount of cash usage, subject to a minimum liquidity floor of $200,000. After the first anniversary, the minimum liquidity level is reduced to $200,000. If at any time the total leverage ratio of MSG National Properties and its restricted subsidiaries is less than 5.00 to 1.00 as of the end of any four consecutive fiscal quarter period or MSG National Properties obtains an investment grade rating, the minimum liquidity level is permanently reduced to $50,000.
The principal obligations under the Term Loan Facility are to be repaid in quarterly installments in an aggregate amount equal to 0.25% per annum, with the balance due at the maturity of the facility. The Term Loan Facility will mature on November 12, 2025. Borrowings under the Term Loan Facility bear interest at a floating rate, which at the option of MSG National Properties may be either (i) a base rate plus a margin of 5.25% per annum or (ii) LIBOR plus a margin of 6.25% per annum.
All obligations under the Term Loan Facility are guaranteed by MSG Entertainment Group, LLC and MSG National Properties’ existing and future direct and indirect domestic subsidiaries, other than the subsidiaries that own Madison Square Garden (“The Garden”), BCE and certain other excluded subsidiaries (the “Subsidiary Guarantors”). All obligations under the Term Loan Facility, including the guarantees of those obligations, are secured by certain of the assets of MSG National Properties and the Subsidiary Guarantors (collectively, “Collateral”) including, but not limited to, a pledge of some or all of the equity interests held directly or indirectly by MSG National Properties in each Subsidiary Guarantor. The Collateral does not include, among other things, any interests in The Garden or the leasehold interests in Radio City Music Hall and the Beacon Theater. Under certain circumstances, MSG National Properties is required to make mandatory prepayments on loans outstanding, including prepayments in an amount equal to a specified percentage of excess cash flow in any fiscal year and prepayments in an amount equal to the net cash proceeds of certain sales of assets or casualty insurance and/or condemnation recoveries (subject to certain reinvestment, repair or replacement rights), in each case subject to certain exceptions.
In addition to the minimum liquidity covenant, the Term Loan Facility and the related security agreement contain certain customary representations and warranties, affirmative and negative covenants and events of default. The Term Loan Facility contains certain restrictions on the ability of MSG National Properties and its restricted subsidiaries to take certain actions as provided in (and subject to various exceptions and baskets set forth in) the Term Loan Facility, including the following: (i) incur additional indebtedness; (ii) create liens on certain assets; (iii) make investments, loans or advances in or to other persons; (iv) pay dividends and distributions or repurchase capital stock (which will restrict the ability of MSG National Properties to make cash distributions to the Company); (v) repay, redeem or repurchase certain indebtedness; (vi) change its lines of business; (vii) engage in certain transactions with affiliates; (viii) amend their respective organizational documents; (ix) merge or consolidate; and (x) make certain dispositions.
The foregoing description of the Term Loan is qualified in its entirety by reference to that agreement, which is attached hereto as Exhibit 10.1 and is incorporated herein by reference.
Letters of Credit
The Company uses letters of credit to support its business operations. As of September 30, 2020, the Company had $4,226 of letters of credit outstanding, which included two letters of credit for $750 issued under the Tao Revolving Credit Facility.
Contractual Obligations
The Company did not have any material changes in its contractual obligations since the end of Fiscal Year 2020 other than activities in the ordinary course of business.

Cash Flow Discussion

As of September 30, 2020, cash, cash equivalents and restricted cash totaled $953,586, as compared to $924,304 as of June 30, 2020. The following table summarizes the Company’s cash flow activities for the three months ended September 30, 2020 and 2019:

	Three Months Ended September 30,
	2020	2019
Net loss	$(94,364)	$(56,563)
Adjustments to reconcile net loss to net cash used in operating activities	7,703	36,698
Subtotal	$(86,661)	$(19,865)
Changes in working capital assets and liabilities	(77,180)	694
Net cash used in operating activities	$(163,841)	$(19,171)
Net cash provided by (used in) investing activities	194,330	(66,610)
Net cash used in financing activities	(7,021)	(35,286)
Effect of exchange rates on cash, cash equivalents and restricted cash	5,814	(1,950)
Net increase (decrease) in cash, cash equivalents and restricted cash	$29,282	$(123,017)
Operating Activities
Net cash used in operating activities for the three months ended September 30, 2020 increased by $144,670 to $163,841 as compared to the prior year period primarily due to a higher operating loss in the current year period and changes in working capital assets and liabilities, which included (i) income tax payments in the current year period, (ii) payments associated with restructuring charges related to termination benefits provided to employees, and (iii) lower advance cash receipts to deferred revenue due to lower billings to suite license holders affected by the impact of COVID-19.
Investing Activities
Net cash provided by investing activities for the three months ended September 30, 2020 increased by $260,940 to $194,330 as compared to the prior year period primarily due to proceeds from the maturity of short-term investments in the current year period, partially offset by higher capital expenditures in the current year period as compared to the prior year period, of which substantially all were related to the Company’s planned MSG Spheres in Las Vegas and London.
Financing Activities
Net cash used in financing activities for the three months ended September 30, 2020 decreased by $28,265 to $7,021 as compared to the prior year period primarily due to the absence of net transfers to MSG Sports and its subsidiaries in the prior year period and partially offset by taxes paid in lieu of shares issued for equity-based compensation in the current year period.

Seasonality of Our Business
The dependence on revenues from the Christmas Spectacular generally means the Company earns a disproportionate share of its revenues and operating income in the second quarter of the Company’s fiscal year. As a result of COVID-19, the Company canceled the 2020 production of the Christmas Spectacular, and accordingly, such seasonality is not expected for Fiscal Year 2021.
Recently Issued Accounting Pronouncements and Critical Accounting Policies
Recently Issued Accounting Pronouncements
See Note 2 to the consolidated and combined financial statements included in “— Item 1. Financial Statements” of this Quarterly Report on Form 10-Q for discussion of recently issued accounting pronouncements.
Critical Accounting Policies
The following discussion has been included to provide the results of our annual impairment testing of goodwill and identifiable indefinite-lived intangible assets performed during the first quarter of Fiscal Year 2021. There have been no other material changes to the Company’s critical accounting policies from those set forth in Note 2. Summary of Significant Accounting Policies of the Company’s audited consolidated and combined financial statements and notes thereto for the year ended June 30, 2020 included in the Company’s Annual Report on Form 10-K.
Arrangements with Multiple Performance Obligations and Principal versus Agent Revenue Recognition
See Note 4 to the Company’s audited consolidated and combined financial statements and notes thereto for the year ended June 30, 2020 included in the Company’s Annual Report on Form 10-K for discussion of (i) the Company’s arrangements with multiple performance obligations, primarily multi-year sponsorship agreements and (ii) the application of principal versus agent revenue recognition guidance, and the related revenue sharing expenses attributable to MSG Sports for suite license arrangements and venue signage and sponsorship agreements, as well as the advertising sales representation agreement with MSG Networks.
Impairment of Long-Lived and Indefinite-Lived Assets
The Company elected to adopt ASU No. 2017-04, Intangibles - Goodwill and Other (Topic 350): Simplifying the Accounting for Goodwill Impairment in the third quarter of Fiscal Year 2020. ASU No. 2017-04 removes Step 2 of the goodwill impairment test, which requires a hypothetical purchase price allocation. A goodwill impairment is now the amount by which a reporting unit’s carrying value exceeds its fair value, not to exceed the carrying amount of goodwill.

Goodwill is tested annually for impairment as of August 31st and at any time upon the occurrence of certain events or substantive changes in circumstances. The Company performs its goodwill impairment test at the reporting unit level, which is one level below the operating segment level. As of September 30, 2020, the Company had two operating and reportable segments consistent with the process the Company’s management followed in making decisions and allocating resources to the business.
For purposes of evaluating goodwill for impairment, the Company has two reporting units: Entertainment and Tao Group Hospitality.
The goodwill balance reported on the Company’s consolidated balance sheet as of September 30, 2020 by reporting unit was as follows:

Entertainment	$74,309
Tao Group Hospitality (a)	—
$74,309
_________________
(a)As of September 30, 2020 and June 30, 2020, Tao Group Hospitality had no goodwill remaining after the impairment charges recorded during Fiscal Year 2020.
The Company has the option to perform a qualitative assessment to determine if an impairment is more likely than not to have occurred. If the Company can support the conclusion that it is not more likely than not that the fair value of a reporting unit is less than its carrying amount, the Company would not need to perform a quantitative impairment test for that reporting unit. If the Company cannot support such a conclusion or the Company does not elect to perform the qualitative assessment, a quantitative goodwill impairment test is used to identify potential impairment by comparing the fair value of a reporting unit with its carrying amount, including goodwill. The estimates of the fair value of the Company’s reporting units are primarily determined using discounted cash flows, comparable market transactions or other acceptable valuation techniques, including the cost approach. These valuations are based on estimates and assumptions including projected future cash flows, discount rates, cost-based assumptions, determination of appropriate market comparables and the determination of whether a premium or discount should be applied to comparables. Significant judgments inherent in a discounted cash flow analysis include the selection of the appropriate discount rate, the estimate of the amount and timing of projected future cash flows and identification of appropriate continuing growth rate assumptions. The discount rates used in the analysis are intended to reflect the risk inherent in the projected future cash flows. The amount of an impairment loss is measured as the amount by which a reporting unit’s carrying value exceeds its fair value, not to exceed the carrying amount of goodwill.
The Company elected to perform the qualitative assessment of impairment for the Company’s Entertainment reporting unit for the Fiscal Year 2021 impairment test. The assessment considered factors such as:
•macroeconomic conditions;
•industry and market considerations;
•cost factors;
•overall financial performance of the reporting units;
•other relevant company-specific factors such as changes in management, strategy or customers; and
•relevant reporting unit specific events such as changes in the carrying amount of net assets.
During the first quarter of Fiscal Year 2021, the Company performed its most recent annual impairment test of goodwill and determined that there was no impairment of goodwill identified for its Entertainment reporting unit as of the impairment test date. Based on the impairment test, the Company’s Entertainment reporting unit had a sufficient safety margin, representing the excess of the estimated fair value of the reporting unit, derived from the most recent quantitative assessment, less its carrying value (including goodwill allocated to the reporting unit). The Company believes that if the fair value of the reporting unit exceeds its carrying value by greater than 10%, a sufficient safety margin has been realized.
Identifiable Indefinite-Lived Intangible Assets
Identifiable indefinite-lived intangible assets are tested annually for impairment as of August 31st and at any time upon the occurrence of certain events or substantive changes in circumstances. The following table sets forth the amount of identifiable indefinite-lived intangible assets reported in the Company’s consolidated balance sheet as of September 30, 2020:

Trademarks	$61,881
Photographic related rights	1,920
$63,801
The Company has the option to perform a qualitative assessment to determine if an impairment is more likely than not to have occurred. In the qualitative assessment, the Company must evaluate the totality of qualitative factors, including any recent fair value measurements, that impact whether an indefinite-lived intangible asset other than goodwill has a carrying amount that more likely than not exceeds its fair value. The Company must proceed to conducting a quantitative analysis, if the Company (i) determines that such an impairment is more likely than not to exist, or (ii) forgoes the qualitative assessment entirely. Under the quantitative assessment, the impairment test for identifiable indefinite-lived intangible assets consists of a comparison of the estimated fair value of the intangible asset with its carrying value. If the carrying value of the intangible asset exceeds its fair value, an impairment loss is recognized in an amount equal to that excess. For all periods presented, the Company elected to perform the qualitative assessment of impairment for the photographic related rights and the trademarks. These assessments considered the events and circumstances that could affect the significant inputs used to determine the fair values of the intangible assets. Examples of such events and circumstances include:
•cost factors;
•financial performance;
•legal, regulatory, contractual, business or other factors;
•other relevant company-specific factors such as changes in management, strategy or customers;
•industry and market considerations; and
•macroeconomic conditions.

During the first quarter of Fiscal Year 2021, the Company performed its most recent annual impairment test of the identifiable indefinite-lived intangible assets and determined that there were no impairments identified. Based on these impairment tests, the Company’s indefinite-lived intangible assets had sufficient safety margins, representing the excess of each identifiable indefinite-lived intangible asset’s estimated fair value over its respective carrying value. The Company believes that if the fair value of an indefinite-lived intangible asset exceeds its carrying value by greater than 10%, a sufficient safety margin has been realized.
Item 3. Quantitative and Qualitative Disclosures About Market Risk
There were no material changes to the disclosures regarding market risks in connection with our pension and postretirement plans. See Item 7A, “Quantitative and Qualitative Disclosures About Market Risk,” of our Annual Report on Form 10-K for the year ended June 30, 2020.
Potential Interest Rate Risk Exposure:
The Company, through the consolidation of Tao Group Hospitality, has potential interest rate risk exposure related to borrowings incurred under the Tao Senior Secured Credit Facilities. Changes in interest rates may increase interest expense payments with respect to any borrowings incurred under the Tao Senior Secured Credit Facilities.
Borrowings under the Tao Senior Secured Credit Facilities incur interest, depending on TAOG’s election, at a floating rate based upon LIBOR, the U.S. Federal Funds Rate or the U.S. Prime Rate, plus, in each case, an additional spread which is dependent upon the total leverage ratio at the time. Accordingly, the Tao Senior Secured Credit Facilities are subject to interest rate risk with respect to the tenor of any borrowings incurred. See Note 12 to the consolidated and combined financial statements included in “— Item 1. Financial Statements” of this Quarterly Report on Form 10-Q for additional information on the Tao Credit Facilities. For the twelve months ended September 30, 2020, the interest rate on the Tao Senior Secured Credit Facilities ranged from 4.55% to 2.61% and it was approximately 2.65% as of September 30, 2020. The effect of a hypothetical 100 basis point and a hypothetical 200 basis point increase in floating interest rates prevailing as of September 30, 2020 and continuing for a full year would increase interest expense of the amount outstanding on the Tao Senior Secured Credit Facilities by $325 and $650, respectively.
Foreign Currency Exchange Rate Exposure:
We are exposed to market risk resulting from foreign currency fluctuations, primarily to the British pound sterling through our net investment position initiated with our acquisition of land in London in the second quarter of fiscal year 2018 for future MSG Sphere development and through cash and invested funds which will be deployed in the construction of our London venue. We may evaluate and decide, to the extent reasonable and practical, to reduce the translation risk of foreign currency fluctuations by entering into foreign currency forward exchange contracts with financial institutions. If we were to enter into such hedging transactions, the market risk resulting from foreign currency fluctuations is unlikely to be entirely eliminated. We do not plan to enter into derivative financial instrument transactions for foreign currency speculative purposes. During the past twelve months ended September 30, 2020, the GBP/USD exchange rate ranged from 1.1491 to 1.3386 as compared to GBP/USD exchange rate of 1.2929 as of September 30, 2020, a fluctuation of approximately 4%-13%. As of September 30, 2020, a uniform hypothetical 8% fluctuation in the GBP/USD exchange rate would have resulted in a change of approximately $17,700 in the Company’s net asset value.
Item 4. Controls and Procedures
An evaluation was carried out under the supervision and with the participation of the Company’s management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934). Based on that evaluation, the Company’s Chief Executive Officer and Chief Financial Officer concluded that as of September 30, 2020 the Company’s disclosure controls and procedures were effective.
There were no changes in the Company’s internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Securities Exchange Act of 1934) during the fiscal quarter ended September 30, 2020 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II—OTHER INFORMATION
Item 1. Legal Proceedings
As previously disclosed, on June 18, 2020, the Company entered into an agreement to settle an action (the “Settlement”) filed by, a purported stockholder of Madison Square Garden Sports Corp. (“MSG Sports”) derivatively on behalf of MSG Sports, against certain MSG Sports directors who are members of the Dolan family or were members of the MSG Sports Compensation Committee (collectively, the “Director Defendants”). Plaintiff alleged that the Director Defendants breached their fiduciary duties in connection with the 2016 and 2018 compensation packages for James L. Dolan. The Director Defendants entered into the Settlement because it will eliminate the distraction, burden, delay and expense of litigation involving the claims to be released in the Settlement and will permit the operation of the Company without further distraction to and diversion of its directors and executives with respect to the action, or similar claims, especially as the Company focuses on operating as a standalone public company and on significant strategic initiatives. After conducting an investigation, the Special Litigation Committee of MSG Sports’ Board of Directors found no evidence that any of the Director Defendants acted in bad faith or against the best interests of MSG Sports. The parties also agreed that the Settlement is not a presumption, concession, or admission by any of the parties of any fault, liability, or wrongdoing, or of any infirmity or weakness of any claim or defense. The court approved the Settlement on September 8, 2020 and the Settlement became effective on October 8, 2020. Under the Settlement, Mr. Dolan voluntarily relinquished a one-time equity award granted by MSG Sports in October 2018 pursuant to his 2018 employment agreement and the corresponding award granted by the Company in respect of such MSG Sports award at the time of the Entertainment Distribution (consistent with the treatment of all equity-based MSG Sports awards in the Entertainment Distribution), and the related award agreements were canceled. The Settlement also provides that (i) no future decision by the Company or MSG Sports, as applicable, concerning Mr. Dolan’s compensation will reinstate or compensate Mr. Dolan for the canceled awards or reinstate in Mr. Dolan’s current employment agreement of the terms of Annex B to Mr. Dolan’s MSG Sports 2018 employment agreement, which had provided certain rights to Mr. Dolan in the event he was terminated from his employment with MSG Networks Inc. and (ii) as applicable, in connection with any negotiations with Mr. Dolan regarding his compensation, the Board of Directors or the Compensation Committee of each of the Company and MSG Sports will retain independent legal counsel and will continue to retain an independent compensation consultant. As part of the Settlement, the plaintiff withdrew all allegations made in the action.
The Company is a defendant in various lawsuits. Although the outcome of these lawsuits cannot be predicted with certainty (including the extent of available insurance, if any), management does not believe that resolution of these lawsuits will have a material adverse effect on the Company.
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
As of September 30, 2020, the Company has the availability to repurchase up to $350 million of the Company’s Class A Common Stock under the Class A Common Stock share repurchase program authorized by the Company’s Board of Directors on March 31, 2020. Under the authorization, shares of Class A Common Stock may be purchased from time to time in open market transactions, in accordance with applicable insider trading and other securities laws and regulations. The timing and amount of purchases will depend on market conditions and other factors. No shares have been repurchased to date.

Item 6. Exhibits

(a)Index to Exhibits

EXHIBIT NO.	DESCRIPTION
10.1
Credit Agreement, dated as of November 12, 2020, among MSG National Properties, LLC, as borrower, MSG Entertainment Group, LLC and certain subsidiaries of the borrower, as guarantors, the various lenders party thereto, and JPMorgan Chase Bank, N.A., as administrative agent.

10.2	Security Agreement, dated as of November 12, 2020, among MSG National Properties, LLC, certain subsidiaries of MSG National Properties, LLC, and JPMorgan Chase Bank, N.A., as administrative agent.
31.1	Certification by the Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	Certification by the Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1	Certification by the Chief Executive Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2	Certification by the Chief Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101.INS	XBRL Instance Document — the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.
101.SCH	XBRL Taxonomy Extension Schema.
101.CAL	XBRL Taxonomy Extension Calculation Linkbase.
101.DEF	XBRL Taxonomy Extension Definition Linkbase.
101.LAB	XBRL Taxonomy Extension Label Linkbase.
101.PRE	XBRL Taxonomy Extension Presentation Linkbase.
104	The cover page from the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2020 formatted in Inline XBRL and contained in Exhibit 101.

SIGNATURE
Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on the 16th day of November 2020.

Madison Square Garden Entertainment Corp.

By:	/S/ MARK H. FITZPATRICK
	Name:	Mark H. FitzPatrick
	Title:	Executive Vice President and Chief Financial Officer