Form 10-Q
period 2020-12-31
Madison Square Garden Entertainment Corp.
filed 2021-02-12
CIK 1795250

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
____________________
FORM 10-Q
________________________
(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended December 31, 2020
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). ☐ Yes ☑ No
Number of shares of common stock outstanding as of January 29, 2021:

Class A Common Stock par value $0.01 per share	—	19,618,324
Class B Common Stock par value $0.01 per share	—	4,529,517

MADISON SQUARE GARDEN ENTERTAINMENT CORP.
INDEX TO FORM 10-Q

Page
PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

Consolidated Balance Sheets as of December 31, 2020 (unaudited) and June 30, 2020	1

Consolidated Statements of Operations for the three and six months ended December 31, 2020 (unaudited) and the Combined Statements of Operations for the three and six months ended December 31, 2019 (unaudited)	3

Consolidated Statements of Comprehensive Loss for the three and six months ended December 31, 2020 (unaudited) and the Combined Statements of Comprehensive Income for the three and six months ended December 31, 2019 (unaudited)	4

Consolidated Statement of Cash Flows for the six months ended December 31, 2020 (unaudited) and the Combined Statement of Cash Flows for the six months ended December 31, 2019 (unaudited)	5

Consolidated Statements of Equity and Redeemable Noncontrolling Interests for the three and six months ended December 31, 2020 (unaudited) and the Combined Statements of Divisional Equity and Redeemable Noncontrolling Interests for the three and six months ended December 31, 2019 (unaudited)	7

Notes to Consolidated and Combined Financial Statements (unaudited)	11

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations	46

Item 3. Quantitative and Qualitative Disclosures About Market Risk	70

Item 4. Controls and Procedures	70

PART II. OTHER INFORMATION

Item 1. Legal Proceedings	71

Item 1A. Risk Factors	71

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds	71

Item 6. Exhibits	72

PART I – FINANCIAL INFORMATION
Item 1. Financial Statements

MADISON SQUARE GARDEN ENTERTAINMENT CORP.
CONSOLIDATED BALANCE SHEETS
(in thousands)

	December 31, 2020	June 30, 2020
	(Unaudited)
ASSETS
Current Assets:
Cash and cash equivalents	$1,451,352	$906,555
Restricted cash	26,207	17,749
Short-term investments	—	337,192
Accounts receivable, net	73,711	57,184
Net related party receivables	31,170	23,062
Prepaid expenses	56,066	62,127
Other current assets	23,787	22,633
Total current assets	1,662,293	1,426,502
Investments in nonconsolidated affiliates	49,626	52,622
Property and equipment, net	1,837,072	1,646,115
Right-of-use lease assets	198,464	220,328
Amortizable intangible assets, net	144,658	150,426
Indefinite-lived intangible assets	63,801	63,801
Goodwill	74,309	74,309
Other assets	91,616	85,103
Total assets	$4,121,839	$3,719,206

See accompanying notes to unaudited consolidated and combined financial statements.

MADISON SQUARE GARDEN ENTERTAINMENT CORP.
CONSOLIDATED BALANCE SHEETS (Continued)
(in thousands, except per share data)
	December 31, 2020	June 30, 2020
	(Unaudited)
LIABILITIES, REDEEMABLE NONCONTROLLING INTERESTS AND EQUITY
Current Liabilities:
Accounts payable	$4,952	$17,258
Net related party payables, current	16,428	18,418
Current portion of long-term debt, net of deferred financing costs	5,115	5,429
Accrued liabilities:
Employee related costs	50,977	68,837
Other accrued liabilities	114,326	125,452
Operating lease liabilities, current	54,963	53,388
Collections due to promoters	19,876	31,879
Deferred revenue	205,641	189,308
Total current liabilities	472,278	509,969
Long-term debt, net of deferred financing costs	649,445	28,126
Operating lease liabilities, noncurrent	155,440	174,219
Defined benefit and other postretirement obligations	25,103	26,132
Other employee related costs	13,481	15,591
Collections due to promoters, noncurrent	5,179	—
Deferred tax liabilities, net	12,927	12,450
Other liabilities	78,138	78,279
Total liabilities	1,411,991	844,766
Commitments and contingencies (see Note 10)
Redeemable noncontrolling interests	14,543	20,600
Madison Square Garden Entertainment Corp. Stockholders’ Equity:
Class A Common stock, par value $0.01, 120,000 shares authorized; 19,613 and 19,493 shares outstanding as of December 31, 2020 and June 30, 2020, respectively	196	195
Class B Common stock, par value $0.01, 30,000 shares authorized; 4,530 shares outstanding as of December 31, 2020 and June 30, 2020	45	45
Preferred stock, par value $0.01, 15,000 shares authorized; none outstanding as of December 31, 2020 and June 30, 2020	—	—
Additional paid-in capital	2,782,042	2,751,318
Retained earnings	(72,768)	141,936
Accumulated other comprehensive loss	(25,381)	(51,857)
Total Madison Square Garden Entertainment Corp. stockholders’ equity	2,684,134	2,841,637
Nonredeemable noncontrolling interests	11,171	12,203
Total equity	2,695,305	2,853,840
Total liabilities, redeemable noncontrolling interests and equity	$4,121,839	$3,719,206

See accompanying notes to unaudited consolidated and combined financial statements.

MADISON SQUARE GARDEN ENTERTAINMENT CORP.
CONSOLIDATED AND COMBINED STATEMENTS OF OPERATIONS
(Unaudited)
(in thousands, except per share data)

	Three Months Ended		Six Months Ended
	December 31,		December 31,
	2020	2019	2020	2019
Revenues (a)	$23,137	$394,072	$37,515	$572,035
Operating expenses:
Direct operating expenses (b)	35,464	210,194	69,623	341,716
Selling, general and administrative expenses (c)	74,950	86,854	135,275	174,621
Depreciation and amortization	23,875	27,434	50,457	54,254
Restructuring charges	1,372	—	21,299	—
Operating income (loss)	(112,524)	69,590	(239,139)	1,444
Other income (expense):
Loss in equity method investments	(1,568)	(1,170)	(3,264)	(2,643)
Interest income	349	6,268	644	13,583
Interest expense	(7,675)	(144)	(8,084)	(1,249)
Miscellaneous income (loss), net	(7,362)	9,355	26,862	16,386
	(16,256)	14,309	16,158	26,077
Income (loss) from operations before income taxes	(128,780)	83,899	(222,981)	27,521
Income tax expense	(323)	(1,255)	(486)	(1,440)
Net income (loss)	(129,103)	82,644	(223,467)	26,081
Less: Net income (loss) attributable to redeemable noncontrolling interests	(3,342)	885	(7,231)	249
Less: Net income (loss) attributable to nonredeemable noncontrolling interests	(902)	453	(1,532)	493
Net income (loss) attributable to Madison Square Garden Entertainment Corp.’s stockholders	$(124,859)	$81,306	$(214,704)	$25,339
Basic and diluted income (loss) per common share attributable to Madison Square Garden Entertainment Corp.’s stockholders	$(5.17)	$3.39	$(8.91)	$1.06
Weighted-average number of common shares outstanding:
Basic and diluted (d)	24,146	23,992	24,108	23,992
_________________
(a)Includes revenues from related parties of $5,262 and $984 for the three months ended December 31, 2020 and 2019, respectively, and $9,280 and $7,459 for the six months ended December 31, 2020 and 2019, respectively.
(b)Includes net charges from related parties of $15 and $23,976 for the three months ended December 31, 2020 and 2019, respectively, and $96 and $40,405 for the six months ended December 31, 2020 and 2019, respectively.
(c)Includes net charges to related parties of $(10,086) and $(31,974) for the three months ended December 31, 2020 and 2019, respectively, and $(21,969) and $(65,757) for the six months ended December 31, 2020 and 2019, respectively.
(d)On April 17, 2020 (the “Entertainment Distribution Date”), 23,992 common shares were distributed to Madison Square Garden Sports Corp. (“MSG Sports,” formerly known as The Madison Square Garden Company) stockholders as of April 13, 2020. This share amount is being utilized for the calculation of basic and diluted loss per common share attributable to Madison Square Garden Entertainment Corp.’s stockholders for the six months ended December 31, 2019 because Madison Square Garden Entertainment Corp. was a wholly-owned subsidiary of MSG Sports prior to the Entertainment Distribution Date.
See accompanying notes to unaudited consolidated and combined financial statements.

MADISON SQUARE GARDEN ENTERTAINMENT CORP.
CONSOLIDATED AND COMBINED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
(Unaudited)
(in thousands)

	Three Months Ended		Six Months Ended
	December 31,		December 31,
	2020	2019	2020	2019
Net income (loss)	$(129,103)	$82,644	$(223,467)	$26,081
Other comprehensive income, before income taxes:
Amortization of actuarial loss included in net periodic benefit cost	290	346	642	685
Cumulative translation adjustments	11,883	23,186	25,834	13,168
Other comprehensive income, before income taxes	12,173	23,532	26,476	13,853
Income tax expense related to items of other comprehensive income	—	—	—	—
Other comprehensive income, net of income taxes	12,173	23,532	26,476	13,853
Comprehensive income (loss)	(116,930)	106,176	(196,991)	39,934
Less: Comprehensive income (loss) attributable to redeemable noncontrolling interests	(3,342)	885	(7,231)	249
Less: Comprehensive income (loss) attributable to nonredeemable noncontrolling interests	(902)	453	(1,532)	493
Comprehensive income (loss) attributable to Madison Square Garden Entertainment Corp.’s stockholders	$(112,686)	$104,838	$(188,228)	$39,192

See accompanying notes to unaudited consolidated and combined financial statements.

MADISON SQUARE GARDEN ENTERTAINMENT CORP.
CONSOLIDATED AND COMBINED STATEMENTS OF CASH FLOWS
(Unaudited)
(in thousands)

	Six Months Ended
	December 31,
	2020	2019
Cash flows from operating activities:
Net income (loss)	$(223,467)	$26,081
Adjustment to reconcile net income (loss) to net cash (used in) provided by operating activities:
Depreciation and amortization	50,457	54,254
Provision for deferred income taxes	476	515
Share-based compensation expense	35,091	20,458
Loss in equity method investments	3,264	2,643
Net unrealized and realized gains on equity investments with readily determinable fair value	(26,431)	(14,725)
Provision for credit losses	770	4,450
Other non-cash adjustments	1,354	707
Change in assets and liabilities:
Accounts receivable, net	(17,296)	(8,959)
Receivables from related parties, net of payables	(10,098)	9,316
Prepaid expenses and other assets	(2,264)	(23,217)
Accounts payable	(12,306)	17,924
Accrued and other liabilities	(27,676)	19,582
Collections due to promoters, including noncurrent portion	(6,824)	(6,397)
Deferred revenue	14,658	(2,913)
Operating lease right-of-use assets and lease liabilities	4,660	4,039
Net cash (used in) provided by operating activities	$(215,632)	$103,758
Cash flows from investing activities:
Capital expenditures	$(219,296)	$(208,028)
Purchase of short-term investments	—	(106,063)
Proceeds from maturity of short-term investments	339,110	106,587
Proceeds from sale of equity securities	20,583	—
Proceeds from sale of nonconsolidated affiliate	—	18,000
Loan repayment received from subordinated debt	—	58,735
Cash received for notes receivable	6,328	750
Other investing activities	(43)	413
Net cash provided by (used in) investing activities	$146,682	$(129,606)

See accompanying notes to unaudited consolidated and combined financial statements.

MADISON SQUARE GARDEN ENTERTAINMENT CORP.
CONSOLIDATED AND COMBINED STATEMENTS OF CASH FLOWS (Continued)
(Unaudited)
(in thousands)

	Six Months Ended
	December 31,
	2020	2019
Cash flows from financing activities:
Proceeds from issuance of term loan, net of issuance discount	$630,500	$—
Proceeds from revolving credit facility	6,500	—
Taxes paid in lieu of shares issued for equity-based compensation	(5,975)	—
Noncontrolling interest holders’ capital contribution	500	2,000
Distributions to noncontrolling interest holders	—	(535)
Repayment of revolving credit facility	—	(15,000)
Principal repayment on long-term debt	(2,500)	(3,750)
Payments for financing costs	(14,615)	—
Net transfers from (to) Madison Square Garden Sports Corp. and its subsidiaries	—	(23,600)
Net cash provided by (used in) financing activities	$614,410	$(40,885)
Effect of exchange rates on cash, cash equivalents and restricted cash	7,795	1,693
Net increase (decrease) in cash, cash equivalents and restricted cash	553,255	(65,040)
Cash, cash equivalents and restricted cash at beginning of period	924,304	1,092,065
Cash, cash equivalents and restricted cash at end of period	$1,477,559	$1,027,025
Non-cash investing and financing activities:
Capital expenditures incurred but not yet paid	$76,945	$46,151
Share-based compensation capitalized in property and equipment	$2,784	$2,482

See accompanying notes to unaudited consolidated and combined financial statements.

MADISON SQUARE GARDEN ENTERTAINMENT CORP.
CONSOLIDATED AND COMBINED STATEMENTS OF STOCKHOLDERS’ AND DIVISIONAL EQUITY
AND REDEEMABLE NONCONTROLLING INTERESTS
(Unaudited)
(in thousands)

	Three Months Ended December 31, 2020
	Common Stock Issued	Additional Paid-In Capital	Retained Earnings (Accumulated Deficits)	Accumulated Other Comprehensive Income (Loss)	Total Madison Square Garden Entertainment Corp. Stockholders’ Equity	Non - redeemable Noncontrolling Interests	Total Equity	Redeemable Noncontrolling Interests
Balance as of September 30, 2020	$241	$2,757,155	$52,091	$(37,554)	$2,771,933	$11,773	$2,783,706	$17,298
Net loss	—	—	(124,859)	—	(124,859)	(902)	(125,761)	(3,342)
Other comprehensive income	—	—	—	12,173	12,173	—	12,173	—
Comprehensive loss	—	—	—	—	(112,686)	(902)	(113,588)	(3,342)
Share-based compensation	—	24,892	—	—	24,892	—	24,892	—
Accretion of put options	—	—	—	—	—	—	—	587
Tax withholding associated with shares issued for equity-based compensation	—	(5)	—	—	(5)	—	(5)	—
Contributions from noncontrolling interest holders	—	—	—	—	—	300	300	—
Balance as of December 31, 2020	$241	$2,782,042	$(72,768)	$(25,381)	$2,684,134	$11,171	$2,695,305	$14,543

See accompanying notes to unaudited consolidated and combined financial statements.

MADISON SQUARE GARDEN ENTERTAINMENT CORP.
CONSOLIDATED AND COMBINED STATEMENTS OF STOCKHOLDERS’ AND DIVISIONAL EQUITY
AND REDEEMABLE NONCONTROLLING INTERESTS (Continued)
(Unaudited)
(in thousands)

	Three Months Ended December 31, 2019
	MSG Sports Corp.’s Investment	Accumulated Other Comprehensive Income (Loss)	Total Company Divisional Equity	Non - redeemable Noncontrolling Interests	Total Divisional Equity	Redeemable Noncontrolling Interests
Balance as of September 30, 2019	$2,539,552	$(56,602)	$2,482,950	$15,539	$2,498,489	$66,991
Net income	81,306	—	81,306	453	81,759	885
Other comprehensive income	—	23,532	23,532	—	23,532	—
Comprehensive income	—	—	104,838	453	105,291	885
Net increase in Madison Square Garden Sports Corp. Investment	22,789	—	22,789	—	22,789	—
Contribution from noncontrolling interest holders	—	—	—	2,000	2,000	—
Distributions to noncontrolling interest holders	—	—	—	(535)	(535)	—
Balance as of December 31, 2019	$2,643,647	$(33,070)	$2,610,577	$17,457	$2,628,034	$67,876

See accompanying notes to unaudited consolidated and combined financial statements.

MADISON SQUARE GARDEN ENTERTAINMENT CORP.
CONSOLIDATED AND COMBINED STATEMENTS OF STOCKHOLDERS’ AND DIVISIONAL EQUITY
AND REDEEMABLE NONCONTROLLING INTERESTS (Continued)
(Unaudited)
(in thousands)

	Six Months Ended December 31, 2020
	Common Stock Issued	Additional Paid-In Capital	Retained Earnings (Accumulated Deficits)	Accumulated Other Comprehensive Income (Loss)	Total Madison Square Garden Entertainment Corp. Stockholders’ Equity	Non - redeemable Noncontrolling Interests	Total Equity	Redeemable Noncontrolling Interests
Balance as of June 30, 2020	$240	$2,751,318	$141,936	$(51,857)	$2,841,637	$12,203	$2,853,840	$20,600
Net loss	—	—	(214,704)	—	(214,704)	(1,532)	(216,236)	(7,231)
Other comprehensive income	—	—	—	26,476	26,476	—	26,476	—
Comprehensive loss	—	—	—	—	(188,228)	(1,532)	(189,760)	(7,231)
Share-based compensation	—	36,700	—	—	36,700	—	36,700
Accretion of put options	—	—	—	—	—	—	—	1,174
Tax withholding associated with shares issued for equity-based compensation	1	(5,976)	—	—	(5,975)	—	(5,975)	—
Contributions from noncontrolling interest holders	—	—	—	—	—	500	500	—
Balance as of December 31, 2020	$241	$2,782,042	$(72,768)	$(25,381)	$2,684,134	$11,171	$2,695,305	$14,543

See accompanying notes to unaudited consolidated and combined financial statements.

MADISON SQUARE GARDEN ENTERTAINMENT CORP.
CONSOLIDATED AND COMBINED STATEMENTS OF STOCKHOLDERS’ AND DIVISIONAL EQUITY
AND REDEEMABLE NONCONTROLLING INTERESTS (Continued)
(Unaudited)
(in thousands)

	Six Months Ended December 31, 2019
	MSG Sports’ Investment	Accumulated Other Comprehensive Income (Loss)	Total Company Divisional Equity	Non - redeemable Noncontrolling Interests	Total Divisional Equity	Redeemable Noncontrolling Interests
Balance as of June 30, 2019	$2,618,971	$(46,923)	$2,572,048	$13,790	$2,585,838	$67,627
Net income	25,339	—	25,339	493	25,832	249
Other comprehensive income	—	13,853	13,853	—	13,853	—
Comprehensive income	—	—	39,192	493	39,685	249
Net decrease in Madison Square Garden Sports Corp. Investment	(663)	—	(663)	—	(663)	—
Contributions from noncontrolling interest holders	—	—	—	3,709	3,709	—
Distributions to noncontrolling interest holders	—	—	—	(535)	(535)	—
Balance as of December 31, 2019	$2,643,647	$(33,070)	$2,610,577	$17,457	$2,628,034	$67,876

See accompanying notes to unaudited consolidated and combined financial statements.

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
Following the Entertainment Distribution, the Company has two reportable segments (the Entertainment business and the Tao Group Hospitality business) as a result of certain changes in the financial information that is provided to its Chief Operating Decision Maker (“CODM”). Additionally, as part of the Entertainment Distribution, the Company has entered into various agreements with MSG Sports as detailed in Note 17.
Basis of Presentation
The Company reports on a fiscal year basis ending on June 30th. In these consolidated and combined financial statements, the years ended on June 30, 2021 and 2020 are referred to as “Fiscal Year 2021,” and “Fiscal Year 2020,” respectively.
Subsequent to the Entertainment Distribution, the Company’s balance sheets as of December 31, 2020 and June 30, 2020 and for the statement of operations for the three and six months ended December 31, 2020 are presented on a consolidated basis, as the Company became a standalone public company on April 17, 2020. The Company’s financial statements prior to April 17, 2020 that are included in the results of operations for the year ended June 30, 2020, and the interim periods therein, were prepared on a stand-alone basis derived from the consolidated financial statements and accounting records of MSG Sports (“combined financial statements”). These financial statements reflect the combined historical results of operations, financial position and cash flows of the Company in accordance with U.S. generally accepted accounting principles (“GAAP”) and Securities and Exchange Commission (“SEC”) Staff Accounting Bulletin Topic 1-B, Allocation of Expenses and Related Disclosure in Financial Statements of Subsidiaries, Divisions or Lesser Business Components of Another Entity, and Article 10 of Regulation S-X of the SEC for interim financial information. References to GAAP issued by the Financial Accounting Standards Board (“FASB”) in these footnotes are to the FASB Accounting Standards Codification, also referred to as the “Codification” or “ASC.”
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
Unaudited Interim Financial Statements
The accompanying interim consolidated and combined financial statements have been prepared in accordance with GAAP for interim financial information and the instruction of Rule 10-01 of Regulation S-X, and should be read in conjunction with the Company’s audited consolidated and combined financial statements and notes thereto for the year ended June 30, 2020 included in the Company’s Annual Report on Form 10-K. The consolidated and combined financial statements as of December 31, 2020 and for the three and six months ended December 31, 2020 and 2019 presented herein are unaudited; however, in the opinion of management, the financial statements reflect all adjustments, consisting solely of normal recurring adjustments, necessary for a fair presentation of the results for the interim periods presented. The results of operations for the periods presented are not necessarily indicative of the results that might be expected for future interim periods or for the full year. The Company’s dependence on revenues from the Christmas Spectacular generally means it earns a disproportionate share of its revenues in the second quarter of its fiscal year. In addition, the Company’s operating results in the third and fourth quarters of Fiscal Year 2020 and the first and second quarters of Fiscal Year 2021 were negatively impacted due to the COVID-19 pandemic.
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
As a result of government-mandated assembly limitations and closures, our performance venues were closed in mid-March 2020, and, subject to limited exceptions, such as the use of The Garden for Knicks and Rangers (as defined below) home games without fans in attendance and our virtual residency in Fall 2020 featuring Phish’s Trey Anastasio live from the Beacon Theatre, as of the date of this filing no events are permitted to be held at The Garden, Hulu Theater at Madison Square Garden, Radio City Music Hall and the Beacon Theatre. Although events are permitted at The Chicago Theatre, current government-mandated capacity restrictions and other safety requirements make it economically unfeasible to do so. Other than Knicks and Rangers home games at the Garden, all events at our venues have been postponed or canceled through at least March 2021, and will likely be impacted through the rest of 2021. We are not recognizing revenue from events that have been canceled or postponed and, while events have been rescheduled into the second half of calendar year 2021, it is unclear whether and to what extent those events will take place. We are actively monitoring government regulations and guidance, and when such regulations permit, and there is an opportunity to reopen our venues for events safely and on economically feasible terms, we expect that we would do so.
The impact to our operations included the cancellation of both the 2020 production of the Christmas Spectacular and the 2020 Boston Calling Music Festival.
The Company has long-term arena license agreements (the “Arena License Agreements”) with MSG Sports that require the New York Knicks (the “Knicks”) of the National Basketball Association (the “NBA”) and the New York Rangers (the “Rangers”) of the National Hockey League (the “NHL”) to play their home games at The Garden.
While the NBA began its 2020-21 regular season in December 2020 and the NHL began its 2020-21 regular season in January 2021, the Knicks and Rangers are currently playing home games at The Garden without fans in attendance due to government-mandated assembly restrictions. Even if fans are permitted to attend in the future, capacity restrictions, use limitations and social distancing requirements may remain in place through, at least, the rest of Fiscal Year 2021, which would continue to affect the payments we receive under the Arena License Agreements.

MADISON SQUARE GARDEN ENTERTAINMENT CORP.
NOTES TO CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS (UNAUDITED)
(Continued)
Due to government actions taken in response to the COVID-19 pandemic, virtually all of Tao Group Hospitality’s venues were closed for approximately three months starting in mid-March, and Avenue and Vandal in New York were permanently closed in April and June, respectively. Tao Group Hospitality has resumed limited operations at certain venues, subject to significant regulatory requirements, including limits on capacity, curfews and social distancing requirements for outdoor and indoor dining. As of December 31, 2020, eight of Tao Group Hospitality’s venues were open for outdoor dining and/or limited capacity indoor dining, four were open for delivery and/or takeout only, while sixteen venues remained closed.
The COVID-19 pandemic has materially impacted our revenues, most significantly because, as of the date of this filing, we are generating substantially reduced sponsorship and advertising revenue as well as reduced payments under the Arena License Agreements and we are not generating revenue from:
•events at The Garden, Hulu Theater at Madison Square Garden, Radio City Music Hall, the Beacon Theatre and The Chicago Theatre;
•suite licenses; and
•the 2020 production of the Christmas Spectacular.
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
•At the end of March 2020, Tao Group Hospitality eliminated essentially all of its venue line staff and manager positions, with limited numbers of employees returning as operations slowly resume. In August 2020, Tao Group Hospitality reduced its corporate workforce, and made additional reductions in venue and corporate positions during the second quarter of Fiscal Year 2021;
•We reduced our regular full-time workforce by approximately 350 positions in August, with a modest additional reduction in November 2020;
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
•We have successfully negotiated certain relief and deferral of cash payments from landlords and other vendors. Conversations with third parties are ongoing as we continue to pursue additional options, some of which may or may not be successful; and
•In November 2020, MSG National Properties, LLC (“MSG National Properties”) and certain of our subsidiaries entered into a five-year $650,000 senior secured term loan facility (“National Properties Term Loan Facility”). See Note 12 for further details of National Properties Term Loan Facility.
Disruptions caused by the COVID-19 pandemic have had, and are likely to continue to have, a significant and negative impact on Tao Group Hospitality’s operations and financial performance. In August 2020, Tao Group Hospitality entered into an amendment to the Tao Senior Credit Agreement, which suspended certain financial covenants through December 31, 2021 and increased the minimum liquidity requirement. In addition, in connection with the amendment, our wholly owned subsidiary MSG Entertainment Group, LLC (“MSG Entertainment Group”) entered into a guarantee agreement, which also included a minimum liquidity requirement for MSG Entertainment Group. See Note 12 for more information regarding the amendment to the Tao Senior Credit Agreement. If recovery from the pandemic takes longer than currently estimated, Tao Group Hospitality

MADISON SQUARE GARDEN ENTERTAINMENT CORP.
NOTES TO CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS (UNAUDITED)
(Continued)
may need to seek covenant waivers in the future. Tao Group Hospitality's failure to obtain debt covenant waivers could trigger a violation of these covenants and lead to default and acceleration of all of its outstanding debt, which could have a material adverse effect on Tao Group Hospitality and the Company.
See Note 1 to the Company’s audited consolidated and combined financial statements and notes thereto for the year ended June 30, 2020 included in the Company’s Annual Report on Form 10-K for impairment charges recorded by the Company for Tao Group Hospitality in Fiscal Year 2020. There was no impairment charge recorded by the Company for the three and six months ended December 31, 2020. However, the duration and impact of the COVID-19 pandemic may result in future impairment charges that management will evaluate as facts and circumstances evolve over time. Refer to Note 7 and Note 9 for further detail of the Company’s intangible assets, long-lived assets and goodwill.
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
After the Entertainment Distribution, the consolidated financial statements of the Company include the accounts of Madison Square Garden Entertainment Corp. and its subsidiaries. All significant intercompany transactions and balances have been eliminated in consolidation. In addition, the consolidated and combined financial statements of the Company include the accounts from Tao Group Hospitality and BCE, in which the Company has controlling voting interests. The Company’s consolidation criteria are based on authoritative accounting guidance for voting interest or variable interest entities. Tao Group Hospitality and BCE are consolidated with the equity owned by other stockholders shown as redeemable or nonredeemable noncontrolling interests in the accompanying consolidated balance sheets, and the other stockholders’ portion of net income (loss) and other comprehensive income (loss) shown as net income (loss) or comprehensive income (loss) attributable to redeemable or nonredeemable noncontrolling interests in the accompanying consolidated and combined statements of operations and consolidated and combined statements of comprehensive income (loss), respectively.
See Note 2 to the Company’s audited consolidated and combined financial statements and notes thereto for the year ended June 30, 2020 included in the Company’s Annual Report on Form 10-K regarding the classification of redeemable noncontrolling interests of Tao Group Hospitality and the elimination of the three-month lag in the consolidation of Tao Group Hospitality in Fiscal Year 2020.

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
NOTES TO CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS (UNAUDITED)
(Continued)
Recently Issued Accounting Pronouncements
Recently Adopted Accounting Pronouncements
In June 2016, the FASB issued Accounting Standards Update (“ASU”) No. 2016-13, Financial Instruments — Credit Losses. ASU No. 2016-13 replaced the incurred loss impairment methodology in previous GAAP with a methodology that requires the reflection of expected credit losses and consideration of a broader range of reasonable and supportable information to determine credit loss estimates at inception. In May 2019, the FASB issued ASU No. 2019-05, Targeted Transition Relief, which amends ASC Topic 326 to provide an option to irrevocably elect to measure certain individual financial assets at fair value instead of amortized cost. In November 2019, FASB issued ASU No. 2019-11, Codification Improvements to Topic 326, Financial Instruments — Credit Losses, to provide clarification guidance in a number of areas, including: (i) expected recoveries for purchased financial assets with credit deterioration, (ii) transition relief for troubled debt restructuring, (iii) disclosures related to accrued interest receivables, and (iv) financial assets secured by collateral maintenance provisions. For most financial instruments, the standard requires the use of a forward-looking expected loss model rather than the incurred loss model for recognizing credit losses, which will generally result in the earlier recognition of credit losses on financial instruments. In February 2020, the FASB issued ASU No. 2020-02, Financial Instruments — Credit Losses and Leases, which includes amendments pursuant to SEC Staff Accounting Bulletin No. 119. This standard was adopted by the Company in the first quarter of Fiscal Year 2021. The adoption of the standard did not have an impact on the Company’s consolidated financial statements.
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
Recently Issued Accounting Pronouncements Not Yet Adopted
In December 2019, the FASB issued ASU No. 2019-12, Income Taxes (Topic 740): Simplifying the Accounting for Income Taxes. This ASU eliminates certain exceptions to the general approach in ASC Topic 740 and includes methods of simplification to the existing guidance. The new guidance is effective for the Company in the first quarter of fiscal year 2022, with early adoption permitted. The adoption of the standard is not expected to have a material impact on the Company’s consolidated financial statements.

MADISON SQUARE GARDEN ENTERTAINMENT CORP.
NOTES TO CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS (UNAUDITED)
(Continued)
In March 2020, the FASB issued ASU 2020-04, Reference Rate Reform (Topic 848): Facilitation of the Effects of Reference Rate Reform on Financial Reporting. This ASU provides temporary optional expedients and exceptions to the guidance on contract modifications and hedge accounting to ease the financial reporting burdens of the expected market transition from the London Interbank Offered Rate and other interbank offered rates to alternative reference rates. In January 2021, the FASB issued ASU 2021-01, which refines the scope of Topic 848 and clarifies some of its guidance as part of the FASB’s monitoring of global reference rate activities. The new guidance was effective upon issuance, and the Company is allowed to elect to apply the amendments prospectively through December 31, 2022. The Company is currently evaluating the impact this standard will have on its consolidated financial statements.
Note 3. Revenue Recognition
Contracts with Customers
See Note 4 to the Company’s audited consolidated and combined financial statements and notes thereto for the year ended June 30, 2020 included in the Company’s Annual Report on Form 10-K for more information regarding the details of the Company’s revenue recognition policies. All revenue recognized in the consolidated and combined statements of operations is considered to be revenue from contracts with customers in accordance with ASC Topic 606 except for $2,333 and $3,081 of revenues from Arena License Agreements, leases and subleases, which are accounted for in accordance with ASC Topic 842 for the three and six months ended December 31, 2020, respectively. For the three and six months ended December 31, 2020, the Company did not have any material provision for credit losses on receivables or contract assets arising from contracts with customers. The allowance for credit losses associated with contracts with customers was $9,222 and $9,135 as of December 31, 2020 and June 30, 2020, respectively. The change in allowance for credit losses from June 30, 2020 to December 31, 2020 was due to a $770 increase in provisions for credit losses and a $682 accounts receivable write off.
Disaggregation of Revenue
The following table disaggregates the Company’s revenue by major source and reportable segment based upon the timing of transfer of goods or services to the customer, in accordance with ASC Subtopic 606-10-50-5, for the three and six months ended December 31, 2020 and 2019:

	Three Months Ended
	December 31, 2020
	Entertainment	Tao Group Hospitality	Eliminations	Total
Event-related and entertainment dining and nightlife offerings (a)	$1,002	$9,179	$(43)	$10,138
Sponsorship, signage and suite licenses (b)	6,064	414	21	6,499
Other (c)	3,270	898	(1)	4,167
Total revenues from contracts with customers	$10,336	$10,491	$(23)	$20,804

	Three Months Ended
	December 31, 2019
	Entertainment	Tao Group Hospitality	Eliminations	Total
Event-related and entertainment dining and nightlife offerings (a)	$242,545	$63,256	$(83)	$305,718
Sponsorship, signage and suite licenses (b)	74,630	39	(220)	74,449
Other (c)	8,195	5,809	(99)	13,905
Total revenues from contracts with customers	$325,370	$69,104	$(402)	$394,072

MADISON SQUARE GARDEN ENTERTAINMENT CORP.
NOTES TO CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS (UNAUDITED)
(Continued)

	Six Months Ended
	December 31, 2020
	Entertainment	Tao Group Hospitality	Eliminations	Total
Event-related and entertainment dining and nightlife offerings (a)	$1,729	$14,839	$(43)	$16,525
Sponsorship, signage and suite licenses (b)	8,524	486	(211)	8,799
Other (c)	6,890	2,387	(167)	9,110
Total revenues from contracts with customers	$17,143	$17,712	$(421)	$34,434

	Six Months Ended
	December 31, 2019
	Entertainment	Tao Group Hospitality	Eliminations	Total
Event-related and entertainment dining and nightlife offerings (a)	$325,259	$115,597	$(96)	$440,760
Sponsorship, signage and suite licenses (b)	110,068	223	(437)	109,854
Other (c)	9,695	11,901	(175)	21,421
Total revenues from contracts with customers	$445,022	$127,721	$(708)	$572,035

_________________
(a)Consists of (i) ticket sales and other ticket-related revenues, (ii) Tao Group Hospitality’s entertainment dining and nightlife offerings, (iii) venue license fees from third-party promoters, and (iv) food, beverage and merchandise sales. Event-related revenues and entertainment dining and nightlife offerings are recognized at a point in time. As such, these revenues have been included in the same category in the table above.
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
In addition to the disaggregation of the Company’s revenue by major source based upon the timing of transfer of goods or services to the customer disclosed above, the following table disaggregates the Company’s consolidated and combined revenues by type of goods or services in accordance with the required entity-wide disclosure requirements of FASB ASC Subtopic 280-10-50-38 to 40 and the disaggregation of revenue required disclosures in accordance with ASC Subtopic 606-10-50-5 for the three and six months ended December 31, 2020 and 2019:

MADISON SQUARE GARDEN ENTERTAINMENT CORP.
NOTES TO CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS (UNAUDITED)
(Continued)

	Three Months ended
	December 31, 2020
	Entertainment	Tao Group Hospitality	Eliminations	Total
Ticketing and venue license fee revenues (a)	$968	$—	$—	$968
Sponsorship and signage, suite, and advertising commission revenues	9,130	—	21	9,151
Revenues from entertainment dining and nightlife offerings (b)	—	10,491	(44)	10,447
Food, beverage and merchandise revenues	—	—	—	—
Other	238	—	—	238
Total revenues from contracts with customers	$10,336	$10,491	$(23)	$20,804

	Three Months ended
	December 31, 2019
	Entertainment	Tao Group Hospitality	Eliminations	Total
Ticketing and venue license fee revenues (a)	$199,969	$—	$—	$199,969
Sponsorship and signage, suite, and advertising commission revenues	85,250	—	(220)	85,030
Revenues from entertainment dining and nightlife offerings (b)	—	69,104	(83)	69,021
Food, beverage and merchandise revenues	34,470	—	—	34,470
Other	5,681	—	(99)	5,582
Total revenues from contracts with customers	$325,370	$69,104	$(402)	$394,072

	Six Months Ended
	December 31, 2020
	Entertainment	Tao Group Hospitality	Eliminations	Total
Ticketing and venue license fee revenues (a)	$1,698	$—	$—	$1,698
Sponsorship and signage, suite, and advertising commission revenues	14,989	—	(211)	14,778
Revenues from entertainment dining and nightlife offerings (b)	—	17,712	(210)	17,502
Food, beverage and merchandise revenues	—	—	—	—
Other	456	—	—	456
Total revenues from contracts with customers	$17,143	$17,712	$(421)	$34,434

MADISON SQUARE GARDEN ENTERTAINMENT CORP.
NOTES TO CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS (UNAUDITED)
(Continued)

	Six Months Ended
	December 31, 2019
	Entertainment	Tao Group Hospitality	Eliminations	Total
Ticketing and venue license fee revenues (a)	$261,116	$—	$—	$261,116
Sponsorship and signage, suite, and advertising commission revenues	123,395	—	(437)	122,958
Revenues from entertainment dining and nightlife offerings (b)	—	127,721	(96)	127,625
Food, beverage and merchandise revenues	50,741	—	—	50,741
Other	9,770	—	(175)	9,595
Total revenues from contracts with customers	$445,022	$127,721	$(708)	$572,035
_________________
(a)Amounts include ticket sales, including other ticket-related revenue, and venue license fees from the Company’s events such as (i) concerts, (ii) the presentation of the Christmas Spectacular, and (iii) other live entertainment and sporting events.
(b)Primarily consist of revenues from (i) entertainment dining and nightlife offerings and (ii) venue management agreements.
Contract Balances
The timing of revenue recognition, billings and cash collections results in billed receivables, contract assets and contract liabilities on the consolidated balance sheets. The following table provides information about contract balances from the Company’s contracts with customers as of December 31, 2020 and June 30, 2020:

	December 31,	June 30,
	2020	2020
Receivables from contracts with customers, net (a)	$75,367	$59,828
Contract assets, current (b)	8,718	3,850
Deferred revenue, including non-current portion (c)	207,770	193,112
_________________
(a)Receivables from contracts with customers, which are reported in Accounts receivable, net and Net related party receivables in the Company’s consolidated balance sheets, represent the Company’s unconditional rights to consideration under its contracts with customers. As of December 31, 2020 and June 30, 2020, the Company’s receivables from contracts with customers above included $1,656 and $2,644, respectively, related to various related parties. See Note 17 for further details on related party arrangements.
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
(c)Deferred revenue primarily relates to the Company’s receipt of consideration from customers in advance of the Company’s transfer of goods or services to those customers. Deferred revenue is reduced and the related revenue is recognized once the underlying goods or services are transferred to a customer. Revenue recognized for the six months ended December 31, 2020 relating to the deferred revenue balance as of June 30, 2020 was $5,069.

MADISON SQUARE GARDEN ENTERTAINMENT CORP.
NOTES TO CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS (UNAUDITED)
(Continued)
Transaction Price Allocated to the Remaining Performance Obligations
The following table depicts the estimated revenue expected to be recognized, based on current projections and expectations of our business resuming, in the future related to performance obligations that are unsatisfied (or partially unsatisfied) as of December 31, 2020. This primarily relates to performance obligations under sponsorship and suite license arrangements that have original expected durations longer than one year. In developing the estimated revenue, the Company applies the allowable practical expedient and does not disclose information about remaining performance obligations that have original expected durations of one year or less.

Fiscal Year 2021 (remainder)	$8,253
Fiscal Year 2022	114,652
Fiscal Year 2023	77,938
Fiscal Year 2024	54,456
Fiscal Year 2025	45,422
Thereafter	53,688
$354,409
Note 4. Restructuring Charges
The Company’s operations have been disrupted since March 2020 due to the COVID-19 pandemic. As a direct response to this disruption, on August 4, 2020, the Company implemented cost savings initiatives in order to streamline operations and preserve liquidity. These measures included a reduction in full-time workforce of approximately 350 employees in August and 10 employees in November for a total expense of $21,299. For the three and six months ended December 31, 2020, the Company recorded a total of $1,372 and $21,299, respectively, for restructuring charges related to termination benefits provided to employees in the Entertainment reportable segment and these are reflected in restructuring charges in the accompanying consolidated and combined statements of operations.
The Company’s restructuring accrual activity through December 31, 2020 is as follows:

June 30, 2020	$—
Restructuring charges	21,299
Payments	(19,442)
December 31, 2020	$1,857
Note 5. Cash, Cash Equivalents and Restricted Cash
The following table provides a summary of the amounts recorded as cash, cash equivalents and restricted cash.

	As of
	December 31, 2020	June 30, 2020	December 31, 2019	June 30, 2019
Captions on the consolidated balance sheets:
Cash and cash equivalents	$1,451,352	$906,555	$1,009,127	$1,082,055
Restricted cash (a)	26,207	17,749	17,898	10,010
Cash, cash equivalents and restricted cash on the consolidated and combined statements of cash flows	$1,477,559	$924,304	$1,027,025	$1,092,065
_________________
(a)See Note 2 to the Company’s audited consolidated and combined financial statements and notes thereto for the year ended June 30, 2020 included in the Company’s Annual Report on Form 10-K for more information regarding the nature of restricted cash. In addition, the restricted cash balance as of December 31, 2020 included a deposit in a reserve account of approximately $8,100 associated with credit facilities of Tao Group Hospitality. See Note 12 for further details on the amendment to the Tao Senior Credit Agreement in August 2020.

MADISON SQUARE GARDEN ENTERTAINMENT CORP.
NOTES TO CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS (UNAUDITED)
(Continued)
Note 6. Investments in Nonconsolidated Affiliates
The Company’s investments in nonconsolidated affiliates, which are accounted for under the equity method of accounting and equity investments without readily determinable fair values in accordance with ASC Topic 323, Investments - Equity Method and Joint Ventures and ASC Topic 321, Investments - Equity Securities, respectively, consisted of the following:

	Ownership Percentage	Investment
December 31, 2020
Equity method investments:
SACO Technologies Inc. (“SACO”)	30%	$38,232
Others		7,894
Equity securities without readily determinable fair values (a)		3,500
Total investments in nonconsolidated affiliates		$49,626

June 30, 2020
Equity method investments:
SACO	30%	$40,461
Others		8,661
Equity securities without readily determinable fair values (a)		3,500
Total investments in nonconsolidated affiliates		$52,622
_________________
(a)In accordance with the ASC Topic 321, Investments - Equity Securities, the Company applies the measurement alternative to its equity investments without readily determinable fair values. Under the measurement alternative, equity securities without readily determinable fair values are accounted for at cost, adjusted for impairment and changes resulting from observable price fluctuations in orderly transactions for the identical or a similar investment of the same issuer, which is classified within Level III of the fair value hierarchy. For the three and six months ended December 31, 2020, the Company did not have impairment charges or change in carrying value recorded to its equity securities without readily determinable fair values. For the six months ended December 31, 2019, the Company recorded an impairment charge of $533 to an equity investment without readily determinable fair value.

Equity Investments with Readily Determinable Fair Value
In addition to the investments discussed above, the Company holds investments of (i) 3,208 shares of the common stock of Townsquare Media, Inc. (“Townsquare”), and (ii) 894 shares of common stock of DraftKings Inc. (“DraftKings”). Townsquare is a media, entertainment and digital marketing solutions company that is listed on the New York Stock Exchange (“NYSE”) under the symbol “TSQ.” DraftKings is a fantasy sports contest and sports gambling provider that is listed on the NASDAQ Stock Market (“NASDAQ”) under the symbol “DKNG” for its common stock. The fair value of the Company’s investments in Townsquare and DraftKings are determined based on quoted market prices in active markets on the NYSE and NASDAQ, respectively, which are classified within Level I of the fair value hierarchy.

MADISON SQUARE GARDEN ENTERTAINMENT CORP.
NOTES TO CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS (UNAUDITED)
(Continued)
The cost basis and the carrying fair value of these investments, which are reported under Other assets in the accompanying consolidated balance sheets as of December 31, 2020 and June 30, 2020, are as follows:

	December 31, 2020
Equity Investment with Readily Determinable Fair Values	Shares / Units Held	Cost Basis	Carrying value / Fair value
Townsquare common stock	3,208	$23,222	$21,366
DraftKings common stock	894	6,209	41,647
Total		$29,431	$63,013

	June 30, 2020
Equity Investment with Readily Determinable Fair Values	Shares / Units Held	Cost Basis	Carrying value / Fair value
Townsquare common stock	3,208	$23,222	$14,340
DraftKings common stock	1,280	8,798	42,589
DraftKings warrants	9	22	132
Total		$32,042	$57,061
For the three and six months ended December 31, 2020, the Company sold 395 shares of common stock of DraftKings for cash proceeds of $20,583 and recorded a realized loss of $2,659. For the three and six months ended December 31, 2020, the Company recorded a net unrealized loss of $4,568 and a net unrealized gain of $29,090, respectively, on the investments in DraftKings and Townsquare. For the three and six months ended December 31, 2019, the Company recorded an unrealized gain of $9,432 and $14,725, respectively, on the investment in Townsquare.
Note 7. Property and Equipment
As of December 31, 2020 and June 30, 2020, property and equipment consisted of the following assets:

	December 31, 2020	June 30, 2020
Land	$149,771	$141,638
Buildings	994,826	993,206
Equipment	361,948	345,314
Aircraft	38,090	38,090
Furniture and fixtures	42,059	42,389
Leasehold improvements	169,648	170,585
Construction in progress	895,542	685,382
	2,651,884	2,416,604
Less accumulated depreciation and amortization	(814,812)	(770,489)
	$1,837,072	$1,646,115
The increase in Construction in progress is primarily associated with the development and construction of MSG Spheres in Las Vegas and London. The property and equipment balances above include $76,945 and $78,618 of capital expenditure accruals as of December 31, 2020 and June 30, 2020, respectively, which are reflected in Other accrued liabilities in the accompanying consolidated balance sheets.
Depreciation and amortization expense on property and equipment was $20,991 and $22,490 for the three months ended December 31, 2020 and 2019, respectively. For the six months ended December 31, 2020 and 2019, depreciation and amortization expense on property and equipment was $44,689 and $46,405, respectively.

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
As of December 31, 2020, the Company’s existing operating leases, which are recorded on the accompanying financial statements, have remaining lease terms ranging from 10 months to 18 years. In certain instances, leases include options to renew, with varying option terms in each case. The exercise of lease renewal options is generally at the Company’s discretion and is considered in the Company’s assessment of the respective lease term. The Company’s lease agreements do not contain material residual value guarantees or material restrictive covenants.

MADISON SQUARE GARDEN ENTERTAINMENT CORP.
NOTES TO CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS (UNAUDITED)
(Continued)
The following table summarizes the ROU assets and lease liabilities recorded on the Company’s consolidated balance sheets as of December 31, 2020 and June 30, 2020:

	Line Item in the Company’s Consolidated Balance Sheet	December 31, 2020	June 30, 2020
Right-of-use assets:
Operating leases	Right-of-use lease assets	$198,464	$220,328
Lease liabilities:
Operating leases, current	Operating lease liabilities, current	$54,963	$53,388
Operating leases, noncurrent	Operating lease liabilities, noncurrent	155,440	174,219
Total lease liabilities		$210,403	$227,607
The following table summarizes the activity recorded within the Company’s consolidated and combined statements of operations for the three and six months ended December 31, 2020 and 2019:

		Three Months Ended
	Line Item in the Company’s Consolidated and Combined Statement of Operations	December 31,
		2020	2019
Operating lease cost	Direct operating expenses	$6,545	$11,333
Operating lease cost	Selling, general and administrative expenses	5,029	5,102
Short-term lease cost	Direct operating expenses	—	12
Variable lease cost	Direct operating expenses	271	1,696
Variable lease cost	Selling, general and administrative expenses	15	14
Total lease cost		$11,860	$18,157

		Six Months Ended
	Line Item in the Company’s Consolidated and Combined Statement of Operations	December 31,
		2020	2019
Operating lease cost	Direct operating expenses	$12,952	$19,574
Operating lease cost	Selling, general and administrative expenses	10,124	9,917
Short-term lease cost	Direct operating expenses	—	348
Variable lease cost	Direct operating expenses	547	3,230
Variable lease cost	Selling, general and administrative expenses	38	27
Total lease cost		$23,661	$33,096
Supplemental Information
For the six months ended December 31, 2020, cash paid for amounts included in the measurement of lease liabilities was $25,272. For the six months ended December 31, 2020, the Company did not have new operating lease liabilities arising from obtaining right-of-use lease assets.
The weighted average remaining lease term for operating leases recorded on the accompanying consolidated balance sheet as of December 31, 2020 was 5.7 years. The weighted average discount rate was 9.27% as of December 31, 2020 and represented the Company’s estimated incremental borrowing rate, assuming a secured borrowing, based on the remaining lease term at the time of either (i) adoption of the standard or (ii) the period in which the lease term expectation was modified.

MADISON SQUARE GARDEN ENTERTAINMENT CORP.
NOTES TO CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS (UNAUDITED)
(Continued)
Maturities of operating lease liabilities as of December 31, 2020 are as follows:

Fiscal Year 2021 (remainder)	$25,115
Fiscal Year 2022	60,298
Fiscal Year 2023	56,801
Fiscal Year 2024	38,529
Fiscal Year 2025	23,356
Thereafter	90,972
Total lease payments	295,071
Less imputed interest	84,668
Total lease liabilities (a)	$210,403
________________
(a)Operating lease payments exclude minimum lease payments related to a location associated with the entertainment dining and nightlife offerings as the Company has not yet taken possession of the space.
Lessor Arrangements
In connection with the Entertainment Distribution, the Company entered into Arena License Agreements with MSG Sports that, among other things, require the Knicks and the Rangers to play their home games at The Garden in exchange for fixed monthly license fees over the term of the agreements. The Company accounts for these license fees as operating lease revenue given that the Company provides MSG Sports with the right to direct the use of and obtain substantially all of the economic benefit from The Garden during Knicks and Rangers home games. Operating lease revenue is recognized on a straight-line basis over the lease term, adjusted pursuant to the terms of the Arena License Agreements. In the case of the Arena License Agreements, the lease terms relate to non-consecutive periods of use when MSG Sports uses The Garden for their professional sports teams’ home games, and operating lease revenue is therefore recognized ratably as events occur.
The Arena License Agreements provide that license fees are not required to be paid by MSG Sports during periods when The Garden is unavailable for use due to a force majeure event. As a result of government-mandated suspension of events at The Garden beginning on March 13, 2020 due to the impact of the COVID-19 pandemic, The Garden was not available for use by MSG Sports from the effective date of the Arena License Agreements through the first quarter of Fiscal Year 2021, and, accordingly, the Company did not record any operating lease revenue for this arrangement during the first quarter of Fiscal Year 2021. During a portion of the three months ended December 31, 2020, The Garden reopened for games of the Knicks and the Rangers but fans were not permitted to attend due to governmental restrictions. The Knicks played four games at The Garden in December 2020 and the Company recorded $1,585 of revenues under the Arena License Agreements for the three and six months ended December 31, 2020. In addition, the Company recorded other lease and sublease revenues of $748 and $1,496 for the three and six months ended December 31, 2020, respectively.
Note 9. Goodwill and Intangible Assets
See Note 10 to the Company’s audited consolidated and combined financial statements and notes thereto for the year ended June 30, 2020 included in the Company’s Annual Report on Form 10-K regarding the details of the $88,583 goodwill impairment in the Tao Group Hospitality segment in Fiscal Year 2020. The carrying amount of goodwill as of December 31, 2020 and June 30, 2020 was $74,309, all of which is within the Entertainment segment. During the first quarter of Fiscal Year 2021, the Company performed its annual impairment test of goodwill and determined that there were no impairments of goodwill identified as of the impairment test date.

MADISON SQUARE GARDEN ENTERTAINMENT CORP.
NOTES TO CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS (UNAUDITED)
(Continued)
The carrying amount of indefinite-lived intangible assets, all of which are within the Entertainment segment, as of December 31, 2020 and June 30, 2020 were as follows:

Trademarks	$61,881
Photographic related rights	1,920
Total	$63,801
During the first quarter of Fiscal Year 2021, the Company performed its annual impairment test of indefinite-lived intangible assets and determined that there were no impairments of indefinite-lived intangibles identified as of the impairment test date.
The Company’s intangible assets subject to amortization are as follows:

December 31, 2020	Gross	Accumulated Amortization	Net
Trade names	$97,530	$(23,066)	$74,464
Venue management contracts	79,000	(17,872)	61,128
Non-compete agreements	9,000	(6,131)	2,869
Festival rights	8,080	(2,426)	5,654
Other intangibles	4,217	(3,674)	543
	$197,827	$(53,169)	$144,658

June 30, 2020	Gross	Accumulated Amortization	Net
Trade names	$97,530	$(20,774)	$76,756
Venue management contracts	79,000	(15,590)	63,410
Non-compete agreements	9,000	(5,348)	3,652
Festival rights	8,080	(2,156)	5,924
Other intangibles	4,217	(3,533)	684
	$197,827	$(47,401)	$150,426
Amortization expense for intangible assets was $2,884 and 4,944 for the three months ended December 31, 2020 and 2019, respectively. For the six months ended December 31, 2020 and 2019, amortization expense for intangible assets was $5,768 and $7,849, respectively.
Note 10. Commitments and Contingencies
Commitments
As more fully described in Note 11 to the Company’s audited consolidated and combined financial statements and notes thereto for the year ended June 30, 2020 included in the Company’s Annual Report on Form 10-K, the Company’s commitments consist primarily of long-term noncancelable operating lease agreements primarily for Company venues, including Tao Group Hospitality venues, and various corporate offices. See Note 8 for more details about the lease liabilities. Except for the National Properties Term Loan Facility entered into in November 2020 and the cancellation in November 2020 of the separate delayed draw term loan credit agreements (the “DDTL Facilities”) entered into on April 17, 2020 between a wholly-owned subsidiary of the Company as lender and each of MSG NYK Holdings, LLC and MSG NYR Holdings, LLC, subsidiaries of MSG Sports, the Company did not have any material changes in its contractual obligations since the end of Fiscal Year 2020 other than activities in the ordinary course of business. See Notes 12 and 17 for further details of National Properties Term Loan Facility repayment requirements and the cancellation of the DDTL Facilities, respectively.

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
Note 11. Fair Value Measurements
The following table presents the Company’s assets that are measured at fair value within Level I of the fair value hierarchy on a recurring basis, which include cash equivalents, short-term investments and an equity investment with readily determinable fair value:

	Fair Value Hierarchy	December 31, 2020	June 30, 2020
Assets:
Money market accounts	I	$198,051	$—
Time deposits	I	481,011	777
U.S. treasury bills	I	314,998	999,887
Equity investments with readily determinable fair value	I	63,013	57,061
Total assets measured at fair value		$1,057,073	$1,057,725
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
The carrying value and fair value of the Company’s financial instruments reported in the accompanying consolidated balance sheets are as follows:

	December 31, 2020		June 30, 2020
	Carrying Value	Fair Value	Carrying Value	Fair Value
Assets
Notes receivable (a)	$—	$—	$6,328	$6,328
Short-term investments (a)	—	—	337,192	337,192
Equity investments with readily determinable fair value (b)	63,013	63,013	57,061	57,061
Liabilities
Current and non-current portion of long-term debt under National Properties Term Loan Facility (c)	$650,000	$657,313	$—	$—
Current and non-current portion of long term debt under Tao Credit Facilities (c)	37,750	37,723	33,750	32,367
_________________
(a)As of June 30, 2020, the Company’s notes receivable were invested with banking institutions as collateral for issuances of letters of credit. In addition, the Company’s short-term investments consisted of investments that (i) had original maturities of greater than three months and (ii) could be converted into cash by the Company within one year. The Company’s short-term investments as of June 30, 2020 included $299,942 in U.S. treasury bills and $37,250 in term deposits. The short-term investments in U.S. treasury bills were classified within Level I of the fair value hierarchy. The Company’s notes receivable and short-term investments in term deposits were carried at cost, including interest accruals, which approximated fair value and were classified within Level I of the fair value hierarchy. For the six months ended December 31, 2020, the changes in term deposits and notes receivable were all related to the settlement upon those investments expirations. No gain or loss was recognized on those notes receivable and term deposits for the six months ended December 31, 2020.

MADISON SQUARE GARDEN ENTERTAINMENT CORP.
NOTES TO CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS (UNAUDITED)
(Continued)
(b)See Note 6 for more information on the Company’s equity investments with readily determinable fair value assets under Level I of the fair value hierarchy.
(c)On May 23, 2019, Tao Group Intermediate Holdings LLC and Tao Group Operating LLC entered into a $40,000 five-year term loan facility and a $25,000 five-year term revolving facility. In November 2020, MSG National Properties and certain subsidiaries of the Company entered into the National Properties Term Loan Facility, providing a five-year $650,000 term loan facility. The Company’s long-term debt is classified within Level II of the fair value hierarchy as it is valued using quoted indices of similar securities for which the inputs are readily observable. See Note 12 for more information and outstanding balances on this long-term debt.
Note 12. Credit Facilities
Tao Credit Facilities
On May 23, 2019, Tao Group Intermediate Holdings LLC (“TAOIH” or “Intermediate Holdings”) and Tao Group Operating LLC (“TAOG” or “Senior Borrower”), entered into a credit agreement (the “Tao Senior Credit Agreement”) with JPMorgan Chase Bank, N.A., as administrative agent, collateral agent and a letter of credit issuer, and the lenders party thereto. Together the Tao Senior Credit Agreement and a $49,000 intercompany subordinated credit agreement that matures in August 2024 (the “Tao Subordinated Credit Agreement”) between a subsidiary of the Company and Tao Group Sub-Holdings LLC, a subsidiary of Tao Group Hospitality, replaced the Senior Borrower’s prior credit agreement dated January 31, 2017 (“2017 Tao Credit Agreement”). On June 15, 2020, the Company entered into the second amendment to the Tao Subordinated Credit Agreement, which provided an additional $22,000 of intercompany loan borrowing availability under the Tao Subordinated Credit Agreement. The net intercompany loan outstanding balances under the Tao Subordinated Credit Agreement, as amended, were $62,000 and $49,000 as of December 31, 2020 and June 30, 2020, respectively. The balances and interest-related activities pertaining to the Tao Subordinated Credit Agreement, as amended, have been eliminated in the consolidated and combined financial statements in accordance with ASC Topic 810, Consolidation.
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
The Tao Senior Credit Agreement requires Intermediate Holdings to comply with a maximum total leverage ratio of 4.00:1.00 and a maximum senior leverage ratio of 3.00:1.00 from the closing date until December 31, 2021 and a maximum total leverage ratio of 3.50:1.00 and a maximum senior leverage ratio of 2.50:1.00 from and after December 31, 2021. In addition, there is a minimum fixed charge coverage ratio of 1.25:1.00 for TAOIH. On August 6, 2020, TAOG and TAOIH entered into an amendment to the Tao Senior Credit Agreement, which suspended the application of the financial maintenance covenants thereunder, modified certain restrictive covenants therein through December 31, 2021, modified the applicable interest rates and increased the minimum liquidity requirement for the outstanding balance of $33,750 under the Tao Term Loan Facility and for the $25,000 availability under the Tao Revolving Credit Facility. In addition, in connection with the amendment, the Company, through its direct wholly owned subsidiary, MSG Entertainment Group, entered into a guarantee and reserve account agreement (i) to guarantee the obligations of TAOG under the Tao Senior Credit Agreement, (ii) to establish and grant a security interest in a reserve account that initially held a deposit of approximately $9,800 and (iii) with a covenant to maintain a minimum liquidity requirement of no less than $75,000 at all times. The balance held in the reserve account was approximately $8,100 as of December 31, 2020. As of December 31, 2020, TAOG, TAOIH and the restricted subsidiaries were in compliance with the covenants of the Tao Senior Credit Agreement.
All obligations under the Tao Senior Credit Agreement are guaranteed by MSG Entertainment Group, TAOIH and TAOIH’s existing and future direct and indirect domestic subsidiaries (other than (i) TAOG, (ii) domestic subsidiaries substantially all of whose assets consist of controlled foreign corporations and (iii) subsidiaries designated as immaterial subsidiaries or unrestricted subsidiaries) (the “Tao Subsidiary Guarantors”, and together with TAOIH, the “Tao Guarantors”). All obligations under the Tao Senior Credit Agreement, including the guarantees of those obligations, are secured by the reserve account noted above and substantially all of the assets of TAOG and each Tao Guarantor (collectively, “Tao Collateral”), including, but not

MADISON SQUARE GARDEN ENTERTAINMENT CORP.
NOTES TO CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS (UNAUDITED)
(Continued)
limited to, a pledge of the equity interests in TAOG held directly by TAOIH and the equity interests in each Tao Subsidiary Guarantor held directly or indirectly by TAOIH.
Borrowings under the Tao Senior Credit Agreement bear interest at a floating rate, which at the option of the Senior Borrower may be either (a) a base rate plus an additional rate ranging from 1.50% to 2.50% per annum (determined based on a total leverage ratio) (the “Base Rate”), or (b) a Eurocurrency rate plus an additional rate ranging from 2.50% to 3.50% per annum (determined based on a total leverage ratio) (the “Eurocurrency Rate”), provided that through December 31, 2021, the additional rate used in calculating the floating rate is (i) 1.50% per annum for borrowings bearing the Base Rate, and (ii) 2.50% per annum for borrowings bearing the Eurocurrency Rate. The Tao Senior Credit Agreement requires TAOG to pay a commitment fee of 0.50% in respect of the daily unused commitments under the Tao Revolving Credit Facility. TAOG is also required to pay customary letter of credit fees, as well as fronting fees, to banks that issue letters of credit pursuant to the Tao Senior Credit Agreement. The interest rate on the Tao Senior Credit Agreement as of December 31, 2020 was 2.65%. There was $6,500 and zero borrowing outstanding under the Tao Revolving Credit Facility as of December 31, 2020 and June 30, 2020, respectively. Tao Group Hospitality utilized $750 of the Tao Revolving Credit Facility for issuance of letters of credit and the remaining borrowing available as of December 31, 2020 was $17,750.
During the six months ended December 31, 2020 and 2019, the Company made interest payments of $554 and $1,218, respectively, under the Tao Senior Credit Agreement.
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
National Properties Term Loan Facility
On November 12, 2020, MSG National Properties, an indirect, wholly-owned subsidiary of the Company, MSG Entertainment Group and certain subsidiaries of MSG National Properties entered into a five-year $650,000 senior secured term loan facility (the “National Properties Term Loan Facility”). The proceeds of the National Properties Term Loan Facility may be used to fund working capital needs, for general corporate purposes of MSG National Properties and its subsidiaries, and to make distributions to MSG Entertainment Group.
The National Properties Term Loan Facility includes a minimum liquidity covenant, pursuant to which MSG National Properties and its restricted subsidiaries are required to maintain a specified minimum level of average daily liquidity, consisting of cash and cash equivalents and available revolving commitments, over the last month of each quarter. From the closing date until the first anniversary of the National Properties Term Loan Facility, the minimum liquidity threshold is $450,000, which is reduced each quarter by the amount of cash usage, subject to a minimum liquidity floor of $200,000. After the first anniversary, the minimum liquidity level is reduced to $200,000. If at any time the total leverage ratio of MSG National

MADISON SQUARE GARDEN ENTERTAINMENT CORP.
NOTES TO CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS (UNAUDITED)
(Continued)
Properties and its restricted subsidiaries is less than 5.00 to 1.00 as of the end of any four consecutive fiscal quarter period or MSG National Properties obtains an investment grade rating, the minimum liquidity level is permanently reduced to $50,000.
The principal obligations under the National Properties Term Loan Facility are to be repaid in quarterly installments in an aggregate amount equal to 1.00% per annum (0.25% per quarter), with the balance due at the maturity of the facility. The National Properties Term Loan Facility will mature on November 12, 2025. Borrowings under the National Properties Term Loan Facility bear interest at a floating rate, which at the option of MSG National Properties may be either (i) a base rate plus a margin of 5.25% per annum or (ii) LIBOR, with a floor of 0.75%, plus a margin of 6.25% per annum. The interest rate on the National Properties Term Loan Facility as of December 31, 2020 was 7.00%. During the six months ended December 31, 2020, the Company was not required to make interest or principal payments under the National Properties Term Loan Facility.
All obligations under the National Properties Term Loan Facility are guaranteed by MSG Entertainment Group and MSG National Properties’ existing and future direct and indirect domestic subsidiaries, other than the subsidiaries that own The Garden, BCE and certain other excluded subsidiaries (the “Subsidiary Guarantors”). All obligations under the National Properties Term Loan Facility, including the guarantees of those obligations, are secured by certain of the assets of MSG National Properties and the Subsidiary Guarantors (collectively, “Collateral”) including, but not limited to, a pledge of some or all of the equity interests held directly or indirectly by MSG National Properties in each Subsidiary Guarantor. The Collateral does not include, among other things, any interests in The Garden or the leasehold interests in Radio City Music Hall and the Beacon Theater. Under certain circumstances, MSG National Properties is required to make mandatory prepayments on loans outstanding, including prepayments in an amount equal to a specified percentage of excess cash flow in any fiscal year and prepayments in an amount equal to the net cash proceeds of certain sales of assets or casualty insurance and/or condemnation recoveries (subject to certain reinvestment, repair or replacement rights), in each case subject to certain exceptions.
In addition to the minimum liquidity covenant, the National Properties Term Loan Facility and the related security agreement contain certain customary representations and warranties, affirmative and negative covenants and events of default. The National Properties Term Loan Facility contains certain restrictions on the ability of MSG National Properties and its restricted subsidiaries to take certain actions as provided in (and subject to various exceptions and baskets set forth in) the National Properties Term Loan Facility, including the following: (i) incur additional indebtedness; (ii) create liens on certain assets; (iii) make investments, loans or advances in or to other persons; (iv) pay dividends and distributions or repurchase capital stock (which will restrict the ability of MSG National Properties to make cash distributions to the Company); (v) repay, redeem or repurchase certain indebtedness; (vi) change its lines of business; (vii) engage in certain transactions with affiliates; (viii) amend their respective organizational documents; (ix) merge or consolidate; and (x) make certain dispositions. As of December 31, 2020, MSG National Properties and its restricted subsidiaries were in compliance with the covenants of the National Properties Term Loan Facility.
As of December 31, 2020, the principal repayments required for the next five years under the National Properties Term Loan Facility are as follows:

Fiscal Year 2021 (remainder)	$3,250
Fiscal Year 2022	6,500
Fiscal Year 2023	6,500
Fiscal Year 2024	6,500
Fiscal Year 2025	6,500
Thereafter	620,750
$650,000

Deferred Financing Costs

In connection with the National Properties Term Loan Facility, the Company incurred a $19,500 original issue discount and $14,417 of issuance costs (collectively, “deferred financing costs”). The deferred financing costs are amortized, as interest expense, over the term of the National Properties Term Loan Facility on a straight-line basis, which approximates the effective interest method.

MADISON SQUARE GARDEN ENTERTAINMENT CORP.
NOTES TO CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS (UNAUDITED)
(Continued)
The following table summarizes the outstanding balances under the Tao Term Loan Facility, the Tao Revolving Credit Facility and the National Properties Term Loan Facility, as well as the related deferred financing costs in the accompanying consolidated balance sheets as of December 31, 2020 and June 30, 2020.

	December 31, 2020			June 30, 2020
	Principal	Unamortized Deferred Financing Costs	Net (a)	Principal	Unamortized Deferred Financing Costs	Net (a)
Current portion
Tao Term Loan Facility	$5,000	$(239)	$4,761	$5,000	$(208)	$4,792
National Properties Term Loan Facility	6,500	(6,783)	(283)	—	—	—
Current portion of long-term debt, net of deferred financing costs (a)	$11,500	$(7,022)	$4,478	$5,000	$(208)	$4,792

	December 31, 2020			June 30, 2020
	Principal	Unamortized Deferred Financing Costs	Net	Principal	Unamortized Deferred Financing Costs	Net
Noncurrent portion
Tao Term Loan Facility	$26,250	$(595)	$25,655	$28,750	$(624)	$28,126
Tao Revolving Credit Facility (b)	6,500	—	6,500	—	—	—
National Properties Term Loan Facility	643,500	(26,210)	617,290	—	—	—
Long-term debt, net of deferred financing costs	$676,250	$(26,805)	$649,445	$28,750	$(624)	$28,126
_________________
(a)In addition to the outstanding balance associated with the Tao Term Loan Facility, the Tao Revolving Credit Facility and the National Properties Term Loan Facility disclosed above, the Company’s current portion of long-term debt, net of deferred financing costs in the accompanying consolidated balance sheets also includes $637 related to a note with respect to a loan received by BCE from its noncontrolling interest holder that is due in April 2021 as of December 31, 2020 and June 30, 2020.
(b)Unamortized deferred financing costs associated with Tao Revolving Credit Facility are presented under the captions Other current assets and Other assets in the accompanying consolidated balance sheets.

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
Defined Benefit Pension Plans and Postretirement Benefit Plan
The following tables present components of net periodic benefit cost for the Pension Plans and Postretirement Plan included in the accompanying consolidated and combined statements of operations for the three and six months ended December 31, 2020 and 2019. Service cost is recognized in direct operating expenses and selling, general and administrative expenses. All other components of net periodic benefit cost are reported in miscellaneous expense, net.

	Pension Plans		Postretirement Plan
	Three Months Ended		Three Months Ended
	December 31,		December 31,
	2020	2019	2020	2019
Service cost	$22	$20	$13	$17
Interest cost	845	1,328	10	27
Expected return on plan assets	(1,324)	(1,328)	—	—
Recognized actuarial loss	270	344	20	2
Net periodic benefit cost	$(187)	$364	$43	$46
Contributory charge to MSG Sports for participation in the Shared Plans and allocation of costs related to the corporate employees (a)	—	(52)	—	(8)
Net periodic benefit cost reported in consolidated and combined statements of operations	$(187)	$312	$43	$38

	Pension Plans		Postretirement Plan
	Six Months Ended		Six Months Ended
	December 31,		December 31,
	2020	2019	2020	2019
Service cost	$42	$48	$26	$35
Interest cost	1,690	2,656	20	55
Expected return on plan assets	(2,648)	(2,659)	—	—
Recognized actuarial loss	602	680	40	5
Net periodic (benefit) cost	$(314)	$725	$86	$95
Contributory charge to MSG Sports for participation in the Shared Plans and allocation of costs related to the corporate employees (a)	—	(102)	—	(16)
Net periodic (benefit) cost reported in consolidated and combined statements of operations	$(314)	$623	$86	$79
________________

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
Defined Contribution Pension Plans
For the three and six months ended December 31, 2020 and 2019, expenses related to the Savings Plans and Union Savings Plan included in the accompanying consolidated and combined statements of operations are as follows:

Savings Plans				Union Savings Plan
Three Months Ended		Six Months Ended		Three Months Ended		Six Months Ended
December 31,		December 31,		December 31,		December 31,
2020	2019 (a)	2020	2019 (a)	2020	2019	2020	2019
$1,457	$2,435	$2,647	$4,595	$10	$31	$19	$53
_________________

(a)The amounts include expenses of $891 and $1,752 related to the MSG Sports’ corporate employees which were allocated to the Company during the three and six months ended December 31, 2019, respectively.
Note 14. Share-based Compensation
See Note 15 to the Company’s audited consolidated and combined financial statements and notes thereto for the year ended June 30, 2020 included in the Company’s Annual Report on Form 10-K for more information regarding MSG Sports equity award programs (the “MSG Sports Stock Plans”) and MSG Entertainment equity award programs.
Share-based compensation expense was $23,562 and $10,373 for the three months ended December 31, 2020 and 2019, respectively, and $35,091 and $20,458 for the six months ended December 31, 2020 and 2019, respectively. In addition, capitalized share-based compensation expense was $2,784 and $2,482 for the six months ended December 31, 2020 and 2019, respectively. These amounts reflect only the expenses for the awards provided to the Company’s direct employees, net of expenses related to the Company’s corporate employees who participate in the MSG Sports Stock Plans that were charged to MSG Sports. The Company recorded previously unrecognized share-based compensation expense of $11,129 for the three and six months ended December 31, 2020 associated with the cancellation of certain awards pursuant to a settlement agreement related to an executive.
Restricted Stock Units Award Activity
The following table summarizes activity related to holders (including the Company and MSG Sports employees) of the Company’s restricted stock units and performance restricted stock units, collectively referred to as “RSUs,” for the six months ended December 31, 2020:

	Number of		Weighted-Average Fair Value Per Share at Date of Grant
	Nonperformance Based Vesting RSUs (In Thousands)	Performance Based Vesting RSUs (In Thousands)
Unvested award balance, June 30, 2020	277	328	$75.34
Granted	387	328	$71.60
Vested	(134)	(85)	$69.00
Forfeited	(26)	(29)	$72.63
Cancelled	—	(32)	$88.58
Unvested award balance, December 31, 2020	504	510	$73.80
The fair value of RSUs that vested during the six months ended December 31, 2020 was $16,251. Upon delivery, RSUs granted under the Employee Stock Plan were net share-settled to cover the required statutory tax withholding obligations. To fulfill the

MADISON SQUARE GARDEN ENTERTAINMENT CORP.
NOTES TO CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS (UNAUDITED)
(Continued)
employees’ required statutory tax withholding obligations for the applicable income and other employment taxes, 81 of these RSUs, with an aggregate value of $5,976, were retained by the Company during the six months ended December 31, 2020, of which 8 of these RSUs, with an aggregate value of $575, related to MSG Sports employees.
Stock Options Award Activity
The following table summarizes activity related to the Company’s stock options held by employees for the six months ended December 31, 2020:

	Number of Time Vesting Options (In Thousands)	Weighted-Average Exercise Price Per Share	Weighted-Average Remaining Contractual Term (In Years)	Aggregate Intrinsic Value (In Thousands)
Balance as of June 30, 2020	543	$99.68
Cancelled	(449)	$107.07
Balance as of December 31, 2020	94	$64.36	6.96	$3,817
Exercisable as of December 31, 2020	94	$64.36	6.96	$3,817
Note 15. Accumulated Other Comprehensive Loss
The following table details the components of accumulated other comprehensive loss:

	Three Months Ended December 31, 2020
	Pension Plans and Postretirement Plan	Cumulative Translation Adjustments	Accumulated Other Comprehensive Loss
Balance as of September 30, 2020	$(38,970)	$1,416	$(37,554)
Other comprehensive income before reclassifications	—	11,883	11,883
Amounts reclassified from accumulated other comprehensive loss (a)	290	—	290
Other comprehensive income	290	11,883	12,173
Balance as of December 31, 2020	$(38,680)	$13,299	$(25,381)

	Three Months Ended December 31, 2019
	Pension Plans and Postretirement Plan	Cumulative Translation Adjustments	Accumulated Other Comprehensive Loss
Balance as of September 30, 2019	$(41,741)	$(14,861)	$(56,602)
Other comprehensive income before reclassifications	—	23,186	23,186
Amounts reclassified from accumulated other comprehensive loss (a)	346	—	346
Other comprehensive income	346	23,186	23,532
Balance as of December 31, 2019	$(41,395)	$8,325	$(33,070)

MADISON SQUARE GARDEN ENTERTAINMENT CORP.
NOTES TO CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS (UNAUDITED)
(Continued)

	Six Months Ended December 31, 2020
	Pension Plans and Postretirement Plan	Cumulative Translation Adjustments	Accumulated Other Comprehensive Loss
Balance as of June 30, 2020	$(39,322)	$(12,535)	$(51,857)
Other comprehensive income before reclassifications	—	25,834	25,834
Amounts reclassified from accumulated other comprehensive loss (a)	642	—	642
Other comprehensive income	642	25,834	26,476
Balance as of December 31, 2020	$(38,680)	$13,299	$(25,381)

	Six Months Ended December 31, 2019
	Pension Plans and Postretirement Plan	Cumulative Translation Adjustments	Accumulated Other Comprehensive Loss
Balance as of June 30, 2019	$(42,080)	$(4,843)	$(46,923)
Other comprehensive income before reclassifications	—	13,168	13,168
Amounts reclassified from accumulated other comprehensive loss (a)	685	—	685
Other comprehensive income	685	13,168	13,853
Balance as of December 31, 2019	$(41,395)	$8,325	$(33,070)
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
Income tax expense for the three months ended December 31, 2020 of $323 differs from income tax benefit derived from applying the statutory federal rate of 21% to the pretax loss primarily due to tax expenses of (i) $35,819 related to an increase in valuation allowance, (ii) $2,337 resulting from the acceleration of share-based compensation expense in connection with the cancellation of certain awards, and (iii) $891 related to noncontrolling interests, partially offset by state income tax benefit of $12,705.
Income tax expense for the six months ended December 31, 2020 of $486 differs from income tax benefit derived from applying the statutory federal rate of 21% to the pretax loss primarily due to tax expenses of (i) $64,251 related to an increase in valuation allowance, (ii) $2,337 resulting from the acceleration of share-based compensation expense in connection with the cancellation of certain awards, (iii) $1,840 related to noncontrolling interests, and (iv) $1,669 resulting from nondeductible officers’ compensation, partially offset by state income tax benefit of $22,519.
For the six months ended December 31, 2020, the Company made income tax payments of $15,526 related to taxable income recognized in the fourth quarter of Fiscal Year 2020.
Income tax expense for the three months ended December 31, 2019 of $1,255 differs from income tax expense derived from applying the statutory federal rate of 21% to the pretax income primarily due to a tax benefit related to a decrease in valuation allowance of $27,074, partially offset by state income tax expense of $9,621 and tax expense of $1,318 resulting from nondeductible officers’ compensation.

MADISON SQUARE GARDEN ENTERTAINMENT CORP.
NOTES TO CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS (UNAUDITED)
(Continued)
Income tax expense for the six months ended December 31, 2019 of $1,440 differs from income tax expense derived from applying the statutory federal rate of 21% to the pretax income primarily due to a tax benefit of $8,922 related to a decrease in the valuation allowance and excess tax benefit of $2,481 related to share-based compensation awards, partially offset by state income tax expense of $4,323 and tax expense of $2,550 from nondeductible officers’ compensation.
Prior to the Entertainment Distribution, the Company and MSG Sports entered into a Tax Disaffiliation Agreement (“TDA”). Under the TDA, MSG Sports will generally be responsible for all U.S. federal, state, local and other applicable income taxes of the Company for any taxable period or portion of such period ending on or before the Entertainment Distribution Date.
Note 17. Related Party Transactions
As of December 31, 2020, members of the Dolan family including trusts for members of the Dolan family (collectively, the “Dolan Family Group”), for purposes of Section 13(d) of the Securities Exchange Act of 1934, as amended, collectively beneficially owned 100% of the Company’s outstanding Class B Common Stock and approximately 3.1% of the Company’s outstanding Class A Common Stock. Such shares of the Company’s Class A Common Stock and Class B Common Stock, collectively, represent approximately 70.7% of the aggregate voting power of the Company’s outstanding common stock. Members of the Dolan family are also the controlling stockholders of MSG Sports, MSG Networks and AMC Networks Inc. (“AMC Networks”).
Current Related Party Arrangements
The Company is party to the following agreements and/or arrangements with MSG Sports:
•Sponsorship sales and service representation agreements pursuant to which the Company has the exclusive right and obligation to sell MSG Sports’ sponsorships for an initial stated term of ten years for a commission;
•Team sponsorship allocation agreement, pursuant to which MSG Sports continues receiving an allocation of sponsorship and signage revenues associated with the sponsorship agreements that existed at the Entertainment Distribution Date;
•Arena License Agreements pursuant to which the Company (i) provides MSG Sports the right to use The Garden for games of the Knicks and Rangers for a 35-year term in exchange for venue license fees, (ii) shares revenues collected for suite licenses, (iii) operates and manages the sale of the sports teams merchandise at The Garden for a commission, (iv) operates and manages the sale of food and beverage concessions and catering services during the Knicks and Rangers games for a portion of net profits (as defined under the Arena License Agreements), (v) provides day of game services that were historically provided prior to the Entertainment Distribution, and (vi) provides other general services within The Garden;
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
•The DDTL Facilities providing for a $110,000 and $90,000 senior unsecured delayed draw term loan facilities, for the Knicks and Rangers, respectively, which were terminated on November 6, 2020;
•Aircraft time sharing agreements (discussed below); and

MADISON SQUARE GARDEN ENTERTAINMENT CORP.
NOTES TO CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS (UNAUDITED)
(Continued)
•Other agreements with MSG Sports entered into in connection with the Entertainment Distribution such as a distribution agreement, a tax disaffiliation agreement, an employee matters agreement, a trademark license agreement and certain other arrangements.
In addition, the Company has various agreements with MSG Networks, including an advertising sales representation agreement and a services agreement (the “MSG Networks Services Agreement”). Pursuant to the advertising sales representation agreement, the Company has the exclusive right and obligation to sell advertising on behalf of MSG Networks in exchange for a commission. Pursuant to the MSG Networks Services Agreement, effective July 1, 2020, the Company provides certain services to MSG Networks, such as information technology, accounts payable and payroll, human resources, and other corporate functions, as well as the executive support services described below, in exchange for service fees. MSG Networks also provides certain services to the Company, in exchange for service fees.
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
As of December 31, 2020 and June 30, 2020, BCE had $637 of notes payable with respect to a loan received by BCE from its noncontrolling interest holder. See Note 12 for further information.

MADISON SQUARE GARDEN ENTERTAINMENT CORP.
NOTES TO CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS (UNAUDITED)
(Continued)
The Company has also entered into certain commercial agreements with its nonconsolidated affiliates in connection with MSG Sphere. For the six months ended December 31, 2020 and 2019, the Company recorded approximately $24,989 and $7,370, respectively, of capital expenditures in connection with services provided to the Company under these agreements. As of December 31, 2020 and June 30, 2020, accrued capital expenditures associated with related parties were $9,151 and $2,121, respectively, and are reported under other accrued liabilities in the accompanying consolidated balance sheets.
Revenues and Operating Expenses (Credits)
The following table summarizes the composition and amounts of the transactions with the Company’s affiliates. These amounts are reflected in revenues and operating expenses in the accompanying consolidated and combined statements of operations for the three and six months ended December 31, 2020 and 2019:

	Three Months Ended December 31,		Six Months Ended December 31,
	2020	2019	2020	2019
Revenues	$5,262	$984	$9,280	$7,459
Operating expenses (credits):
Revenue sharing expenses	$15	$47,214	$96	$65,502
Allocation of charges for venue usage to MSG Sports	—	(20,025)	—	(22,104)
Corporate general and administrative expenses, net — MSG Sports	(8,445)	(32,720)	(18,625)	(63,813)
Corporate general and administrative expenses, net — MSG Networks	(2,334)	(2,602)	(4,877)	(5,204)
Advertising expenses	—	101	—	144
Other operating expenses, net	693	34	1,533	123
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
The Arena License Agreements provide that license fees are not required to be paid by MSG Sports during periods when The Garden is unavailable for use due to a force majeure event. As a result of government-mandated suspension of events at The Garden beginning on March 13, 2020 due to the impact of the COVID-19 pandemic, The Garden was not available for use by MSG Sports from the effective date of the Arena License Agreements through the first quarter of Fiscal Year 2021 and, accordingly, the Company did not record any operating lease revenue for this arrangement during the first quarter of Fiscal Year 2021. During a portion of the three months ended December 31, 2020, The Garden reopened for games of the Knicks and the Rangers but fans were not permitted to attend due to governmental restrictions. The Knicks played four games at The Garden in December 2020 and the Company recorded $1,585 of revenues under the Arena License Agreements. In addition, the Company recorded $611 and $1,229 of sublease revenue from related parties during the three and six months ended December 31, 2020, respectively.

MADISON SQUARE GARDEN ENTERTAINMENT CORP.
NOTES TO CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS (UNAUDITED)
(Continued)
Revenue Sharing Expenses
Prior to the Entertainment Distribution, revenue sharing expenses with MSG Sports included the Company’s suite license arrangements and venue signage and sponsorship agreements entered into by the Company and sales of in-venue food and beverages were recorded on a gross basis. MSG Sports’ share of the Company’s revenue related to such arrangements is recognized as a component of direct operating expenses. After the Entertainment Distribution, revenue sharing expenses include MSG Sports’ share of the Company’s suite license arrangements and certain venue signage agreements entered into by the Company.
Allocation of Charges for Venue Usage to MSG Sports
For purposes of the Company’s combined financial statements prior to the Entertainment Distribution, the Company allocated to MSG Sports certain expenses for the usage of The Garden, which are reported as a reduction of direct operating expense in the accompanying consolidated and combined statements of operations.
Fees recognized by the Company under the Arena License Agreements with MSG Sports for use of The Garden are reported as operating lease revenues in accordance with ASC Topic 842, Leases. Because The Garden was closed by government mandate, the Company did not recognize operating lease revenue under the Arena License Agreements for the three months ended September 30, 2020. During a portion of the three months ended December 31, 2020, The Garden reopened for games of the Knicks and the Rangers and the Company recorded $1,585 of revenues under the Arena License Agreements.
Corporate General and Administrative Expenses, net — MSG Sports
Prior to the Entertainment Distribution, allocations of corporate overhead and shared services expense were recorded by both the Company and MSG Sports for corporate and operational functions based on direct usage or the relative proportion of revenue, headcount or other measures of the Company or MSG Sports. The Company’s corporate overhead expenses primarily related to centralized functions, including executive management, finance, treasury, tax, internal audit, legal, information technology, human resources and risk management functions. After the Entertainment Distribution, corporate general and administrative expenses, net – MSG Sports reflects charges from the Company to MSG Sports pursuant to the TSA of $8,710 and $19,773 for the three and six months ended December 31, 2020, respectively.
Corporate General and Administrative Expenses, net — MSG Networks
The Company’s corporate overhead expenses that are charged to MSG Networks are primarily related to centralized functions, including executive compensation, finance, treasury, tax, internal audit, legal, information technology, human resources and risk management functions.
Corporate general and administrative expenses, net – MSG Networks reflects charges from the Company to MSG Networks under the MSG Networks Services Agreement of $2,374 and $2,641 for the three months ended December 31, 2020 and 2019, respectively. For the six months ended December 31, 2020 and 2019, corporate general and administrative expenses, net – MSG Networks reflects charges from the Company to MSG Networks under the MSG Networks Services Agreement of $4,748 and $5,282, respectively.
Advertising Expenses
The Company incurs advertising expenses for services rendered by its related parties, primarily MSG Networks, most of which are related to the utilization of advertising and promotional benefits by the Company.
Other Operating Expenses, net
The Company and its related parties enter into transactions with each other in the ordinary course of business. Amounts charged to the Company for other transactions with its related parties are net of amounts charged by the Company to the Knickerbocker Group, LLC, an entity owned by James L. Dolan, the Executive Chairman, Chief Executive Officer and a director of the Company, for office space and the cost of certain technology services. In addition, other operating expenses include net charges relating to (i) reciprocal aircraft arrangements between the Company and each of Q2C and CFD and (ii) time sharing agreements with MSG Sports, MSG Networks and AMC Networks.

MADISON SQUARE GARDEN ENTERTAINMENT CORP.
NOTES TO CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS (UNAUDITED)
(Continued)
Nonoperating Expense
Miscellaneous expense, net includes a contributory charge to MSG Sports related to the participation of MSG Sports and corporate employees in the Shared Plans and Postretirement Plan, of $56 and $111 for the three and six months ended December 31, 2019, respectively.
Cash Management
MSG Sports uses a centralized approach to cash management and financing of operations. The Company and other MSG Sports or MSG Sports subsidiaries’ cash was available for use and was regularly “swept” historically. Transfers of cash both to and from MSG Sports are included as components of MSG Sports Investment on the combined statements of divisional equity and redeemable noncontrolling interests. The main components of the net transfers (to)/from MSG Sports are cash pooling/general financing activities, various expense allocations to/from MSG Sports, and receivables/payables from/to MSG Sports deemed to be effectively settled upon the distribution of the Company by MSG Sports.
Related Party Transactions
In connection with the Entertainment Distribution, the Company and MSG Sports entered into arrangements with respect to transition services and a number of ongoing commercial relationships, including Arena License Agreements with MSG Sports requiring the Knicks and the Rangers to play their home games at The Garden. Additionally, on April 17, 2020, subsidiaries of MSG Sports, MSG NYK Holdings, LLC and MSG NYR Holdings, LLC, entered into the DDTL Facilities with a wholly-owned subsidiary of the Company as lender. The DDTL Facilities provided for a $110,000 and $90,000 senior unsecured delayed draw term loan facilities, for MSG NYK Holdings, LLC and MSG NYR Holdings, LLC, respectively. On November 6, 2020, each of MSG NYK Holdings, LLC and MSG NYR Holdings, LLC delivered notice to the Company that they had secured third-party debt and, as a result, all commitments under their applicable DDTL Facilities were terminated.
Note 18. Segment Information
The Company is comprised of two reportable segments: Entertainment and Tao Group Hospitality. In determining its reportable segments, the Company assessed the guidance of ASC 280-10-50-1, which provides the definition of a reportable segment. In accordance with the FASB’s guidance, the Company takes into account whether two or more operating segments can be aggregated together as one reportable segment as well as the type of discrete financial information that is available and regularly reviewed by its CODM. The Company has evaluated this guidance and determined that there are two reportable segments. In addition, the Company incurs non-capitalizable content development and technology costs associated with the Company’s MSG Sphere initiative, which are reported in “Entertainment.” In addition to event-related operating expenses, Entertainment also includes other expenses such as (a) corporate and supporting department operating costs that are attributable to MSG Sphere development and (b) non-event related operating expenses for the Company’s venues such as (i) rent for the Company’s leased venues, (ii) real estate taxes, (iii) insurance, (iv) utilities, (v) repairs and maintenance, (vi) labor related to the overall management of the venues, and (vii) depreciation and amortization expense related to the Company’s performance venues and certain corporate property, equipment and leasehold improvements. Additionally, the Company does not allocate any purchase accounting adjustments related to business acquisitions to the reporting segments.
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
Information as to the operations of the Company’s reportable segments is set forth below.

		Three Months Ended December 31, 2020
		Entertainment	Tao Group Hospitality	Purchase accounting adjustments	Inter-segment eliminations	Total
Revenues		$12,669	$10,491	$—	$(23)	$23,137
Direct operating expenses		23,409	10,980	924	151	35,464
Selling, general and administrative expenses		65,730	9,131	—	89	74,950
Depreciation and amortization		19,246	1,563	3,066	—	23,875
Restructuring charges		1,372	—	—	—	1,372
Operating loss		$(97,088)	$(11,183)	$(3,990)	$(263)	$(112,524)
Loss in equity method investments						(1,568)
Interest income						349
Interest expense						(7,675)
Miscellaneous expense, net	(a)					(7,362)
Loss from operations before income taxes						$(128,780)
Reconciliation of operating loss to adjusted operating loss:
Operating loss		$(97,088)	$(11,183)	$(3,990)	$(263)	$(112,524)
Add back:
Non-cash portion of arena license fees from MSG Sports		(1,176)	—	—	—	(1,176)
Share-based compensation		22,374	1,188	—	—	23,562
Depreciation and amortization		19,246	1,563	3,066	—	23,875
Restructuring charges		1,372	—	—	—	1,372
Other purchase accounting adjustments		—	—	924	—	924
Adjusted operating loss		$(55,272)	$(8,432)	$—	$(263)	$(63,967)
Other information:
Capital expenditures		$106,945	$293	$—	$—	$107,238

MADISON SQUARE GARDEN ENTERTAINMENT CORP.
NOTES TO CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS (UNAUDITED)
(Continued)

		Three Months Ended December 31, 2019
		Entertainment	Tao Group Hospitality	Purchase accounting adjustments	Inter-segment eliminations	Total
Revenues		$325,370	$69,104	$—	$(402)	$394,072
Direct operating expenses		168,241	41,159	1,068	(274)	210,194
Selling, general and administrative expenses		68,869	18,038	—	(53)	86,854
Depreciation and amortization		21,128	2,411	3,895	—	27,434
Operating income (loss)		$67,132	$7,496	$(4,963)	$(75)	$69,590
Loss in equity method investments						(1,170)
Interest income						6,268
Interest expense						(144)
Miscellaneous income, net	(a)					9,355
Income from operations before income taxes						$83,899
Reconciliation of operating income (loss) to adjusted operating income (loss):
Operating income (loss)		$67,132	$7,496	$(4,963)	$(75)	$69,590
Add back:
Share-based compensation		10,373	—	—	—	10,373
Depreciation and amortization		21,128	2,411	3,895	—	27,434
Other purchase accounting adjustments		—	—	1,068	—	1,068
Adjusted operating income (loss)		$98,633	$9,907	$—	$(75)	$108,465
Other information:
Capital expenditures		$120,529	$1,139	$—	$—	$121,668

MADISON SQUARE GARDEN ENTERTAINMENT CORP.
NOTES TO CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS (UNAUDITED)
(Continued)

		Six Months Ended December 31, 2020
		Entertainment	Tao Group Hospitality	Purchase accounting adjustments	Inter-segment eliminations	Total
Revenues		$20,224	$17,712	$—	$(421)	$37,515
Direct operating expenses		47,024	20,808	1,848	(57)	69,623
Selling, general and administrative expenses		118,380	16,734	—	161	135,275
Depreciation and amortization		41,260	2,609	6,588	—	50,457
Restructuring charges		21,299	—	—	—	21,299
Operating loss		$(207,739)	$(22,439)	$(8,436)	$(525)	$(239,139)
Loss in equity method investments						(3,264)
Interest income						644
Interest expense						(8,084)
Miscellaneous income, net	(a)					26,862
Loss from operations before income taxes						$(222,981)
Reconciliation of operating loss to adjusted operating loss:
Operating loss		$(207,739)	$(22,439)	$(8,436)	$(525)	$(239,139)
Add back:
Non-cash portion of arena license fees from MSG Sports		(1,176)	—	—	—	(1,176)
Share-based compensation		32,807	2,284	—	—	35,091
Depreciation and amortization		41,260	2,609	6,588	—	50,457
Restructuring charges		21,299	—	—	—	21,299
Other purchase accounting adjustments		—	—	1,848	—	1,848
Adjusted operating loss		$(113,549)	$(17,546)	$—	$(525)	$(131,620)
Other information:
Capital expenditures		$218,344	$952	$—	$—	$219,296

MADISON SQUARE GARDEN ENTERTAINMENT CORP.
NOTES TO CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS (UNAUDITED)
(Continued)

		Six Months Ended December 31, 2019
		Entertainment	Tao Group Hospitality	Purchase accounting adjustments	Inter-segment eliminations	Total
Revenues		$445,022	$127,721	$—	$(708)	$572,035
Direct operating expenses		263,201	76,826	2,182	(493)	341,716
Selling, general and administrative expenses		139,218	35,462	6	(65)	174,621
Depreciation and amortization		42,915	4,590	6,749	—	54,254
Operating income (loss)		$(312)	$10,843	$(8,937)	$(150)	$1,444
Loss in equity method investments						(2,643)
Interest income						13,583
Interest expense						(1,249)
Miscellaneous income, net	(a)					16,386
Income from operations before income taxes						$27,521
Reconciliation of operating income (loss) to adjusted operating income (loss):
Operating income (loss)		$(312)	$10,843	$(8,937)	$(150)	$1,444
Add back:
Share-based compensation		20,430	28	—	—	20,458
Depreciation and amortization		42,915	4,590	6,749	—	54,254
Other purchase accounting adjustments		—	—	2,188	—	2,188
Adjusted operating income (loss)		$63,033	$15,461	$—	$(150)	$78,344
Other information:
Capital expenditures		$205,686	$2,342	$—	$—	$208,028
_________________
(a)Miscellaneous income (expense), net includes the following:

	Three Months Ended		Six Months Ended
	December 31,		December 31,
	2020	2019	2020	2019
Unrealized and unrealized gain (loss) on equity investments with readily determinable fair value	$(7,227)	$9,432	$26,431	$14,725
Non-service cost components of net periodic pension and postretirement benefit costs	178	(317)	294	(626)
Dividend income from equity investments	—	240	—	481
Measurement alternative adjustments for equity investments without readily determinable fair value	—	—	—	(532)
Others, net. (For the six months ended December 31, 2019, the balance primarily reflected the impact of the elimination of Tao Group Hospitality’s three-month lag in Fiscal Year 2020)	(313)	—	137	2,338
Total	$(7,362)	$9,355	$26,862	$16,386

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
•our ability to effectively manage the impacts of the COVID-19 pandemic and the actions taken in response by governmental authorities and certain professional sports leagues, including ensuring compliance with rules and regulations imposed upon our venues as they are permitted to reopen;
•the extent to which attendance at our venues following their reopening will be suppressed due to government actions and continuing health concerns by potential attendees;
•the impact on the payments we receive under the Arena License Agreements as a result of government-mandated capacity restrictions and social-distancing requirements at Knicks and Rangers games;
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
•lack of operating history as an operating company and costs associated with being an independent public company; and
•the additional factors described under “Risk Factors” in the Company’s Annual Report on Form 10-K for the year ended June 30, 2020 and this Quarterly Report on Form 10-Q under “Part II — Item 1A. Risk Factors.”
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
Results of Operations. This section provides an analysis of our unaudited results of operations for the three and six months ended December 31, 2020 and 2019 on both a consolidated and combined basis and a segment basis.
Liquidity and Capital Resources. This section provides a discussion of our financial condition and liquidity, an analysis of our cash flows for the six months ended December 31, 2020 and 2019, as well as certain contractual obligations and off-balance sheet arrangements.

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
Factors Affecting Results of Operations
Basis of Presentation
The consolidated statements of operations for the three and six months ended December 31, 2020 is presented on a consolidated basis, as the Company became a standalone public company on April 17, 2020. The Company’s combined statement of operations for the three and six months ended December 31, 2019 was prepared on a standalone basis derived from the consolidated financial statements and accounting records of the Company’s former parent, MSG Sports, and is presented on the basis of carve-out financial statements (“combined basis”) as the Company was not a standalone public company prior to the Entertainment Distribution.
The combined statements of operations for the three and six months ended December 31, 2019 include allocations for certain support functions that were provided on a centralized basis by MSG Sports and not historically recorded at the business unit level, such as expenses related to finance, human resources, information technology, and venue operations, among others.
As part of the Entertainment Distribution, certain corporate and operational support functions were transferred to the Company and therefore, charges were reflected in the combined statements of operations for the three and six months ended December 31, 2019 in order to properly burden all business units comprising MSG Sports’ historical operations. These expenses were allocated on the basis of direct usage when identifiable, with the remainder allocated on a pro-rata basis of combined revenues, headcount or other measures of the Company and MSG Sports, which were recorded as a reduction of either direct operating expenses or selling, general and administrative expense.
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
As a result of government-mandated assembly limitations and closures, our performance venues were closed in mid-March 2020, and, subject to limited exceptions, such as the use of The Garden for Knicks and Rangers home games without fans in attendance, and our virtual residency in Fall 2020 featuring Phish’s Trey Anastasio live from the Beacon Theatre, as of the date of this filing no events are permitted at The Garden, Hulu Theater at Madison Square Garden, Radio City Music Hall and the Beacon Theatre. Although events are permitted at The Chicago Theatre, current government-mandated capacity restrictions and other safety requirements make it economically unfeasible to do so. Other than Knicks and Rangers home games at The Garden, all events at our venues have been postponed or canceled through at least March 2021 and will likely be impacted through the rest of Fiscal Year 2021. We are not recognizing revenue from events that have been canceled or postponed and, while events have been rescheduled into the second half of calendar year 2021, it is unclear whether and to what extent those events will take place. We are actively monitoring government regulations and guidance, including the impact of New York State’s recent announcement that, starting February 23, 2021, arenas with capacities of over 10,000 people may reopen at 10% capacity with certain safety protocols, such as testing and social distancing requirements. When there is an opportunity to safely and economically welcome guests back to The Garden for events at increased capacity, as well as at our other venues that remain closed, we expect to do so. The impact to our operations included the cancellation of both the 2020 production of the Christmas Spectacular and the 2020 Boston Calling Music Festival.
The Company and MSG Sports are party to the Arena License Agreements, which require the Knicks and the Rangers to play their home games at The Garden. In March, the NBA and the NHL announced that their 2019-20 seasons were suspended, and subsequently announced in June and May, respectively, plans for a return to play in the designated cities of Orlando for the NBA and Edmonton and Toronto for the NHL. With The Garden closed by government mandate for the remainder of the NBA and NHL 2019-20 seasons, MSG Sports made no payments under the Arena License Agreements for the period following the Entertainment Distribution through November 2020. While the NBA began its 2020-21 regular season in December 2020, and the NHL began its 2020-21 regular season in January 2021, the Knicks and Rangers are currently playing home games at The Garden without fans in attendance due to government-mandated assembly restrictions. Four Knicks home games were played at The Garden in December 2020. However, in light of New York State’s recent announcement that New York arenas with capacities of over 10,000 people can re-open beginning February 23, 2021, with limited capacities and safety protocols, we expect to have limited fans in attendance for home games beginning with the Knicks on February 23rd and the Rangers on February 26th, as permitted under these new guidelines. Even though limited numbers of fans are expected to be permitted to attend home games starting February 23rd, capacity restrictions, use limitations and social distancing requirements may remain in place through, at least, the rest of Fiscal Year 2021, which would continue to affect the payments we receive under the Arena License Agreements.
Due to government actions taken in response to the COVID-19 pandemic, virtually all of Tao Group Hospitality’s venues were closed for approximately three months starting in mid-March, and Avenue and Vandal in New York were permanently closed in April 2020 and June 2020, respectively. Tao Group Hospitality has resumed limited operations at certain venues, subject to significant regulatory requirements, including limits on capacity, curfews and social distancing requirements for outdoor and indoor dining. As of December 31, 2020, eight of Tao Group Hospitality’s venues were open for outdoor dining and/or limited capacity indoor dining, four were open for delivery and/or takeout only, while sixteen venues remained closed.
The COVID-19 pandemic has materially impacted our revenues, most significantly because, as of the date of this filing, we are generating substantially reduced sponsorship and advertising revenue as well as reduced payments under the Arena License Agreements and we are not generating revenue from:
•events at The Garden, Hulu Theater at Madison Square Garden, Radio City Music Hall, the Beacon Theatre and The Chicago Theatre;
•suite licenses; and
•the 2020 production of the Christmas Spectacular.
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

We are building a state-of-the-art venue in Las Vegas, called MSG Sphere. This is a complex construction project with cutting-edge technology that relies on subcontractors obtaining components from a variety of sources around the world. In April 2020, the Company announced that it was suspending construction of MSG Sphere due to COVID-19 related factors that were outside of its control, including supply chain issues. As the ongoing effects of the pandemic have continued to impact its business operations, the Company has revised its processes and construction schedule, and has resumed work with a lengthened timetable that enables the Company to better preserve cash in the near-term. The Company remains committed to bringing MSG Sphere to Las Vegas and, based on its new construction schedule, expects to open the venue in calendar year 2023.
A subsidiary of the Company is party to the Arena License Agreements with subsidiaries of MSG Sports that require the Knicks and the Rangers to play their home games at The Garden. Under the Arena License Agreements, the Knicks and the Rangers pay an annual license fee in connection with their respective use of The Garden. For each, the license fee for the initial contract year ending June 30, 2020 was to be prorated based on the number of games scheduled to be played at The Garden between the Entertainment Distribution Date and the end of that contract year. The license fee for the first full contract year ending June 30, 2021 is approximately $22,500 for the Knicks and approximately $16,700 for the Rangers, and then for each subsequent year, the license fees will be 103% of the license fees for the immediately preceding contract year. The teams are not required to pay the license fee during a period in which The Garden is unavailable for home games due to a force majeure event (including when events at The Garden were suspended by government mandate as a result of the disruptions caused by the COVID-19 pandemic). As a result, we did not receive any license fee payments under the Arena License Agreements from the period following the Entertainment Distribution through November 2020. While the NBA began its 2020-21 regular season in December 2020 and the NHL began its 2020-21 regular season in January 2021, the Knicks and Rangers are currently playing home games at The Garden without fans in attendance due to government-mandated assembly restrictions, which affects the payments we receive under the Arena License Agreements. If, due to a force majeure event, capacity at The Garden is limited to 1,000 or fewer attendees, the teams may schedule and play home games at The Garden with amounts payable to the Company under the Arena License Agreements reduced by 80%. After The Garden reopens for games of the Knicks and the Rangers following a force majeure event, future rent payments due under the Arena License Agreements will be payable by the Knicks and the Rangers and payments may be partially reduced in accordance with terms of the Arena License Agreements if The Garden opens with materially limited capacity greater than 1,000 attendees. The Company recorded $1,585 of revenues under Arena License Agreements for the three and six months ended December 31, 2020.
Additionally, as a result of operating disruptions due to the COVID-19 pandemic, the Company’s projected cash flows were directly impacted. These disruptions along with the deteriorating macroeconomic conditions and industry and market considerations, were considered a “triggering event” for the Tao Group Hospitality reporting unit, which required the Company to assess the carrying value of Tao Group Hospitality’s intangible assets, long-lived assets and goodwill for impairment. Based on this evaluation, the Company recorded a total impairment charge of $105,817 in Fiscal Year 2020.
There has been no triggering event identified by the Company for the Entertainment reporting unit due to the COVID-19 pandemic. However, the duration and impact of the COVID-19 pandemic may result in future impairment charges that management will evaluate as facts and circumstances evolve over time.

Consolidated and Combined Results of Operations
Comparison of the Three and Six Months Ended December 31, 2020 versus the Three and Six Months Ended December 31, 2019
The table below sets forth, for the periods presented, certain historical financial information.

	Three Months Ended
	December 31,		Change (a)
	2020	2019	Amount	Percentage
Revenues	$23,137	$394,072	$(370,935)	(94)%

Direct operating expenses	35,464	210,194	(174,730)	(83)%
Selling, general and administrative expenses (“SG&A”)	74,950	86,854	(11,904)	(14)%
Depreciation and amortization	23,875	27,434	(3,559)	(13)%
Restructuring charges	1,372	—	1,372	NM
Operating income (loss)	(112,524)	69,590	(182,114)	NM
Other income (expense):
Loss in equity method investments	(1,568)	(1,170)	(398)	(34)%
Interest income (expense), net	(7,326)	6,124	(13,450)	NM
Miscellaneous income (expense), net	(7,362)	9,355	(16,717)	NM
Income (loss) from operations before income taxes	(128,780)	83,899	(212,679)	NM
Income tax expense	(323)	(1,255)	932	74%
Net income (loss)	(129,103)	82,644	(211,747)	NM
Less: Net income (loss) attributable to redeemable noncontrolling interests	(3,342)	885	(4,227)	NM
Less: Net income (loss) attributable to nonredeemable noncontrolling interests	(902)	453	(1,355)	NM
Net income (loss) attributable to Madison Square Garden Entertainment Corp.’s stockholders	$(124,859)	$81,306	$(206,165)	NM

	Six Months Ended
	December 31,		Change (a)
	2020	2019	Amount	Percentage
Revenues	$37,515	$572,035	$(534,520)	(93)%

Direct operating expenses	69,623	341,716	(272,093)	(80)%
Selling, general and administrative expenses	135,275	174,621	(39,346)	(23)%
Depreciation and amortization	50,457	54,254	(3,797)	(7)%
Restructuring charges	21,299	—	21,299	NM
Operating income (loss)	(239,139)	1,444	(240,583)	NM
Other income (expense):
Loss in equity method investments	(3,264)	(2,643)	(621)	(23)%
Interest income (expense), net	(7,440)	12,334	(19,774)	NM
Miscellaneous income, net	26,862	16,386	10,476	64%
Income (loss) from operations before income taxes	(222,981)	27,521	(250,502)	NM
Income tax expense	(486)	(1,440)	954	66%
Net income (loss)	(223,467)	26,081	(249,548)	NM
Less: Net income (loss) attributable to redeemable noncontrolling interests	(7,231)	249	(7,480)	NM
Less: Net income (loss) attributable to nonredeemable noncontrolling interests	(1,532)	493	(2,025)	NM
Net income (loss) attributable to Madison Square Garden Entertainment Corp.’s stockholders	$(214,704)	$25,339	$(240,043)	NM

_________________
NM — Percentage is not meaningful
(a)The consolidated statements of operations for the three and six months ended December 31, 2020 are presented on a consolidated basis, as the Company became a standalone public company on April 17, 2020. The Company’s combined statements of operations for the three and six months ended December 31, 2019 were prepared on a standalone basis derived from the consolidated financial statements and accounting records of the Company’s former parent, MSG Sports, and are presented on the basis of carve-out financial statements as the Company was not a standalone public company prior to the Entertainment Distribution. In addition, the Company’s operating results were materially impacted during the three and six months ended December 31, 2020 by the COVID-19 pandemic and government actions taken in response. See “— Introduction — Factors Affecting Results of Operations — Basis of Presentation” and “— Introduction — Factors Affecting Results of Operations — Impact of COVID-19 on Our Business” for more information.

The following is a summary of changes in segments’ operating results for the three and six months ended December 31, 2020 as compared to the prior year period.

	For the Three Months Ended December 31, 2020
Changes attributable to	Revenue	Direct operating expenses	SG&A	Depreciation and amortization	Restructuring charges	Operating income (loss)
Entertainment segment (a)	$(312,701)	$(144,832)	$(3,139)	$(1,882)	$1,372	$(164,220)
Tao Group Hospitality segment (a)	(58,613)	(30,179)	(8,907)	(848)	—	(18,679)
Purchase accounting adjustments	—	(144)	—	(829)	—	973
Inter-segment eliminations	379	425	142	—	—	(188)
MSG Entertainment Corp. total	$(370,935)	$(174,730)	$(11,904)	$(3,559)	$1,372	$(182,114)

	For the Six Months Ended December 31, 2020
Changes attributable to	Revenue	Direct operating expenses	SG&A	Depreciation and amortization	Restructuring charges	Operating income (loss)
Entertainment segment (a)	$(424,798)	$(216,177)	$(20,838)	$(1,655)	$21,299	$(207,427)
Tao Group Hospitality segment (a)	(110,009)	(56,018)	(18,728)	(1,981)	—	(33,282)
Purchase accounting adjustments	—	(334)	(6)	(161)	—	501
Inter-segment eliminations	287	436	226	—	—	(375)
MSG Entertainment Corp. total	$(534,520)	$(272,093)	$(39,346)	$(3,797)	$21,299	$(240,583)
_________________
(a)See “Business Segment Results” for a more detailed discussion of the operating results of our segments.
Loss in equity method investments
Loss in equity method investments for the three months ended December 31, 2020 increased $398, or 34% to $1,568 as compared to the prior year period. For the six months ended December 31, 2020, loss in equity method investments increased $621, or 23%, to $3,264 as compared to the prior year period. The year-over-year increase was primarily due to higher inter-entity profit eliminations recorded in the current year periods in connection with the capital expenditure purchases for MSG Sphere. See Note 16 to the consolidated and combined financial statements included in “— Item 1. Financial Statements” of this Quarterly Report on Form 10-Q for discussions of these arrangements with nonconsolidated affiliates.
Interest income (expense), net
Interest expense, net for the three months ended December 31, 2020 was $7,326 as compared to net interest income of $6,124 in the prior year period, a decrease of net interest income of $13,450. For the six months ended December 31, 2020, net interest expense was $7,440 as compared to net interest income of $12,334 in the prior year period, a decrease of net interest income of $19,774. The decreases in net interest income in the current year periods were primarily due to (i) lower interest income as the Company shifted its investments into U.S. Treasury Bills in the current year period, which yield a lower interest rate, (ii) higher interest expense in the current year periods associated with the National Properties Term Loan Facility, and to a lesser extent, (iii) the absence of interest income earned on a loan extended to The Azoff Company as compared to the prior year periods since the loan was repaid during the second quarter of Fiscal Year 2020.
Miscellaneous income (expense), net
Miscellaneous expense, net for the three months ended December 31, 2020 was $7,362 as compared to net miscellaneous income of $9,355 in the prior year period, a decrease of $16,717, primarily due to (i) unrealized and realized loss associated with the investment in DraftKings for the three months ended December 31, 2020 and, to a lesser extent, (ii) lower unrealized gains associated with the investment in Townsquare in the current year period. For the six months ended December 31, 2020, net miscellaneous income was $26,862, as compared to $16,386 in the prior year period, an increase of $10,476, primarily due to higher net gain on the investments in DraftKings, partially offset by lower unrealized gains associated with the investment in Townsquare in the current year period. See Note 6 to the consolidated and combined financial statements included in “— Item 1. Financial Statements” of this Quarterly Report on Form 10-Q for additional information related to the Company’s investments in DraftKings and Townsquare.

Income taxes
See Note 16 to the consolidated and combined financial statements included in “— Item 1. Financial Statements” of this Quarterly Report on Form 10-Q for discussions of the Company’s income taxes.
Adjusted operating income (loss)
The following are the reconciliations of operating income (loss) to adjusted operating income (loss) for the three and six months ended December 31, 2020 as compared to the prior year period:

	Three Months Ended
	December 31,		Change
	2020	2019	Amount	Percentage
Operating income (loss)	$(112,524)	$69,590	$(182,114)	NM
Non-cash portion of arena license fees from MSG Sports	(1,176)	—
Share-based compensation	23,562	10,373
Depreciation and amortization (a)	23,875	27,434
Restructuring charges	1,372	—
Other purchase accounting adjustments	924	1,068
Adjusted operating income (loss)	$(63,967)	$108,465	$(172,432)	NM

	Six Months Ended
	December 31,		Change
	2020	2019	Amount	Percentage
Operating income (loss)	$(239,139)	$1,444	$(240,583)	NM
Non-cash portion of arena license fees from MSG Sports	(1,176)	—
Share-based compensation	35,091	20,458
Depreciation and amortization (a)	50,457	54,254
Restructuring charges	21,299	—
Other purchase accounting adjustments	1,848	2,188
Adjusted operating income (loss)	$(131,620)	$78,344	$(209,964)	NM

_________________
(a)    Depreciation and amortization includes purchase accounting adjustments of $3,066 and $3,895 for the three months ended December 31, 2020 and 2019, respectively, and $6,588 and $6,749 for the six months ended December 31, 2020 and 2019, respectively.

Adjusted operating loss for the three months ended December 31, 2020 increased $172,432 to $63,967 as compared to adjusted operating income of $108,465 in the prior year period. For the six months ended December 31, 2020, adjusted operating loss increased $209,964 to $131,620 as compared to adjusted operating income of $78,344 in the prior year period. The increases in adjusted operating loss were attributable to the following:

	Three Months Ended December 31, 2020	Six Months Ended December 31, 2020
Increase in adjusted operating loss of the Entertainment segment (a)	$(153,905)	$(176,582)
Increase in adjusted operating loss of the Tao Group Hospitality segment (a)	(18,339)	(33,007)
Inter-segment eliminations	(188)	(375)
	$(172,432)	$(209,964)
_________________
(a)See “ — Business Segment Results” for a more detailed discussion of the operating results of our segments.
Net income (loss) attributable to redeemable and nonredeemable noncontrolling interests
For the three months ended December 31, 2020, the Company recorded $3,342 of net loss attributable to redeemable noncontrolling interests and $902 of net loss attributable to nonredeemable noncontrolling interests as compared to $885 of net income attributable to redeemable noncontrolling interests and $453 of net income attributable to nonredeemable noncontrolling interests for the three months ended December 31, 2019. For the six months ended December 31, 2020, the Company recorded $7,231 of net loss attributable to redeemable noncontrolling interests and $1,532 of net loss attributable to nonredeemable noncontrolling interests as compared to $249 of net income attributable to redeemable noncontrolling interests and $493 of net income attributable to nonredeemable noncontrolling interests for the six months ended December 31, 2019. These amounts represent the share of net income (loss) from the Company’s investments in Tao Group Hospitality and BCE that are not attributable to the Company.

Business Segment Results
Entertainment
The table below sets forth, for the periods presented, certain historical financial information and a reconciliation of operating loss to adjusted operating income (loss) for the Company’s Entertainment segment.

	Three Months Ended
	December 31,		Change
	2020	2019	Amount	Percentage
Revenues	$12,669	$325,370	$(312,701)	(96)%
Direct operating expenses	23,409	168,241	(144,832)	(86)%
Selling, general and administrative expenses	65,730	68,869	(3,139)	(5)%
Depreciation and amortization	19,246	21,128	(1,882)	(9)%
Restructuring charges	1,372	—	1,372	NM
Operating income (loss)	$(97,088)	$67,132	$(164,220)	NM
Reconciliation to adjusted operating income (loss):
Non-cash portion of arena license fees from MSG Sports	(1,176)	—
Share-based compensation	22,374	10,373
Depreciation and amortization	19,246	21,128
Restructuring charges	1,372	—
Adjusted operating income (loss)	$(55,272)	$98,633	$(153,905)	NM

	Six Months Ended
	December 31,		Change
	2020	2019	Amount	Percentage
Revenues	$20,224	$445,022	$(424,798)	(95)%
Direct operating expenses	47,024	263,201	(216,177)	(82)%
Selling, general and administrative expenses	118,380	139,218	(20,838)	(15)%
Depreciation and amortization	41,260	42,915	(1,655)	(4)%
Restructuring charges	21,299	—	21,299	NM
Operating loss	$(207,739)	$(312)	$(207,427)	NM
Reconciliation to adjusted operating income (loss):
Non-cash portion of arena license fees from MSG Sports	(1,176)	—
Share-based compensation	32,807	20,430
Depreciation and amortization	41,260	42,915
Restructuring charges	21,299	—
Adjusted operating income (loss)	$(113,549)	$63,033	$(176,582)	NM
_________________
NM — Percentage is not meaningful

Factors Affecting Results of Operations
Carve-out Financial Statements
The consolidated statement of operations for the three and six months ended December 31, 2020 is presented on a consolidated basis, as the Company became a standalone public company on April 17, 2020. The Company's combined statement of operations for the three months ended December 31, 2019 was prepared on a standalone basis derived from the consolidated financial statements and accounting records of the Company’s former parent, MSG Sports, and is presented on the basis of carve-out financial statements as the Company was not a standalone public company prior to the Entertainment Distribution.
The combined statements of operations for the three and six months ended December 31, 2019 include allocations for certain support functions that were provided on a centralized basis by MSG Sports and not historically recorded at the business unit level, such as expenses related to finance, human resources, information technology, and venue operations, among others. As part of the Entertainment Distribution, certain corporate and operational support functions were transferred to the Company and therefore, charges were reflected in order to properly burden all business units comprising MSG Sports’ historical operations. These expenses were allocated on the basis of direct usage when identifiable, with the remainder allocated on a pro-rata basis of combined revenues, headcount or other measures of the Company and MSG Sports.
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
Impact of the COVID-19 Pandemic
The Entertainment segment operations and operating results have been, and continue to be, materially impacted by the COVID-19 pandemic and actions taken in response by governmental authorities and certain professional sports leagues. As of the date of this Quarterly Report on Form 10-Q, virtually all of our Entertainment business’ operations have been suspended with the exception of hosting the Knicks and Rangers at The Garden without live audiences. It is not clear when we will be permitted or able to resume normal business operations. See “— Introduction — Factors Affecting Results of Operations — Impact of COVID-19 on Our Business” for further discussions.

Revenues
Revenues for the three months ended December 31, 2020 decreased $312,701, or 96.1%, to $12,669 as compared to the prior year period. For the six months ended December 31, 2020, revenues decreased $424,798, or 95%, to $20,224 as compared to the prior year period. The net decreases were attributable to the following:

	Three Months Ended December 31, 2020	Six Months Ended December 31, 2020
Decrease in revenues from the Christmas Spectacular due to the cancellation of the 2020 holiday season production as a result of the COVID-19 pandemic	$(122,789)	$(122,818)
Decrease in event-related revenues, as discussed below	(102,916)	(173,267)
Decrease in suite license fee revenues, as discussed below	(36,107)	(55,693)
Decrease in venue-related signage and sponsorship revenues due to the impact of carve-out financial assumptions on the prior year period as well as the impact of government-mandated closures and restrictions on the use of our venues beginning in March 2020 as a result of the COVID-19 pandemic	(26,920)	(38,472)
Absence of revenues from the Forum due to its disposition in May 2020	(21,275)	(33,076)
Decrease in revenues from advertising sales commission from MSG Networks, as discussed below	(5,428)	(4,660)
Increase in revenues from Sponsorship Sales and Service Representation Agreements with MSG Sports, as discussed below	2,441	4,646
Increase in arena license fees from MSG Sports pursuant to the Arena License Agreements	1,585	1,585
Other net decreases	(1,292)	(3,043)
	$(312,701)	$(424,798)

The decrease in event-related revenues reflects (i) lower revenues from concerts of $67,534 and $133,169 for the three and six months ended December 31, 2020, respectively, and (ii) lower revenues from other live entertainment and sporting events of $35,382 and $40,097 for the three and six months ended December 31, 2020, respectively, both due to government-mandated closures and restrictions on the use of our venues beginning in March 2020 as a result of the COVID-19 pandemic.
The decrease in suite license fee revenues was due to government-mandated closures and restrictions on the use of our venues beginning in March 2020 as a result of the COVID-19 pandemic. During the three and six months ended December 31, 2020, The Garden remained closed for entertainment events but was permitted to host four Knicks home games, which were played without fans in attendance due to government-mandated attendance restrictions.
Due to the COVID-19 pandemic, in March 2020, the 2019-20 NHL and NBA seasons were suspended. The NHL and NBA resumed play several months later and subsequently completed their seasons in September and October 2020, respectively, which impacted the start of each league’s 2020-21 regular season. The Knicks’ regular season began on December 23, 2020, while the Rangers’ regular season started on January 14, 2021. For the three and six months ended December 31, 2020, the decrease in advertising sales commissions from MSG Networks was primarily due to the delayed start of the NBA and NHL 2020-21 regular seasons. For the six months ended December 31, 2020, the decrease in advertising sales commissions was partially offset by the impact of the Rangers’ participation in the NHL’s return-to-play for the 2019-20 season.
The increase in revenues from the Company’s Sponsorship Sales and Service Representation Agreements and Arena License Agreements with MSG Sports reflects the impact of these agreements which were entered into in connection with, and effective as of, the Entertainment Distribution. The arena license fee revenues from MSG Sports in the current year period were due to The Garden reopening for Knicks games in December 2020.

Direct operating expenses
Direct operating expenses for the three months ended December 31, 2020 decreased $144,832, or 86%, to $23,409. For the six months ended December 31, 2020, direct operating expenses decreased $216,177, or 82%, to $47,024 as compared to the prior year period. The net decreases were attributable to the following:

	Three Months Ended December 31, 2020	Six Months Ended December 31, 2020
Decrease in event-related direct operating expenses from (i) concerts of $33,112 and $70,234 for the three and six months ended December 31, 2020, respectively, and (ii) other live entertainment and sporting events of $22,413 and $28,020, respectively both due to government-mandated closures and restrictions on the use of our venues beginning in March 2020 as a result of the COVID-19 pandemic	$(55,525)	$(98,254)
Decrease in direct operating expenses associated with the Christmas Spectacular due to the cancellation of the 2020 holiday season production as a result of the COVID-19 pandemic	(47,647)	(47,518)
Decrease in direct operating expenses associated with suite license operations primarily due to the impact of lower revenue sharing expenses with MSG Sports due to government-mandated closures and restrictions on the use of our venues beginning in March 2020 as a result of the COVID-19 pandemic	(24,128)	(37,539)
Decrease in direct operating expenses associated with venue-related signage and sponsorship primarily due to the impact of lower revenue sharing expense with MSG Sports of $23,374 and $28,354 for the three and six months ended December 31, 2020, respectively	(23,568)	(29,786)
Decrease in direct operating expenses associated with the Forum due to its disposition in May 2020	(11,248)	(18,125)
Other net increases, primarily due to the absence of venue operating costs carve-out adjustments in prior year periods	17,284	15,045
	$(144,832)	$(216,177)
Selling, general and administrative expenses
Selling, general and administrative expenses for the three months ended December 31, 2020 decreased $3,139, or 5%, to $65,730 as compared to the prior year period. The decrease was primarily due to lower professional fees of $4,621 associated with litigation and MSG Sphere content development partially offset by an increase in employee compensation and related benefits of $886 primarily as a result of an incremental expense for share-based compensation of $11,129 associated with the cancellation of certain awards pursuant to the settlement agreement more fully described in Note 14 to the consolidated and combined financial statements included in “— Item 1. Financial Statements” of this Quarterly Report on Form 10-Q, which was largely offset as a result of the Company’s full-time workforce reduction in August 2020.
For the six months ended December 31, 2020, selling, general and administrative expenses decreased $20,838, or 15%, to $118,380 as compared to the prior year period. For the three and six months ended December 31, 2020, the decreases were primarily due to (i) lower professional fees of $16,028 associated with litigation, MSG Sphere content development and corporate development, and (ii) a net decrease in employee compensation and related benefits of $3,010 respectively, primarily as a result of the Company’s full-time workforce reduction in August 2020 and partially offset by an incremental expense for share-based compensation of $11,129 associated with the cancellation of certain awards pursuant to the settlement agreement.

See “— Restructuring charges” below for further discussion on the Company’s full-time workforce reduction in August 2020. See Note 14 to the consolidated and combined financial statements included in “— Item 1. Financial Statements” of this Quarterly Report on Form 10-Q for further discussion of the Company’s reversal of share-based compensation expenses in the second quarter of Fiscal Year 2021.
Restructuring charges
The Company's operations have been disrupted since March 2020 due to the COVID-19 pandemic. As a direct response to this disruption, the Company implemented cost savings initiatives in order to streamline operations and preserve liquidity. For the three and six months ended December 31, 2020, the Company recorded total restructuring charges of $1,372 and $21,299, respectively, related to termination benefits provided to employees associated with a full-time workforce reduction of approximately 350 employees in August 2020 and 10 employees in November 2020.

Operating loss
Operating loss for the three months ended December 31, 2020 was $97,088 as compared to operating income of $67,132 in the prior year period, an increase in operating loss of $164,220. For the six months ended December 31, 2020, operating loss was $207,739 as compared to $312 in the prior year period, an increase in operating loss of $207,427. The decreases were primarily due to a decrease in revenues and the impact of restructuring charges, partially offset by lower direct operating expenses and selling, general and administrative expenses, as discussed above.
Adjusted operating income (loss)
Adjusted operating loss for the three months ended December 31, 2020 was $55,272 as compared to adjusted operating income of $98,633 in the prior year period, an increase in adjusted operating loss of $153,905. The increase in adjusted operating loss was higher than the increase in operating loss of $164,220 primarily due to an increase in share-based compensation of $12,001, including an incremental expense of $11,129 in the current year period associated with the cancellation of certain awards pursuant to the settlement agreement that is excluded in the calculation of adjusted operating loss. For the six months ended December 31, 2020, adjusted operating loss was $113,549 as compared to adjusted operating income of $63,033 in the prior year period, an increase in adjusted operating loss of $176,582. The increase in adjusted operating loss was less than the increase in operating loss of $207,427 primarily due to (i) the restructuring charges of $21,299 and (ii) an increase in share-based compensation of $12,377, including an incremental expense of $11,129 in the current year period associated with the cancellation of certain awards pursuant to the settlement agreement that are excluded in the calculation of adjusted operating loss.
Tao Group Hospitality
The table below sets forth, for the periods presented, certain historical financial information and a reconciliation of operating income (loss) to adjusted operating income (loss) for the Company’s Tao Group Hospitality segment.

	Three Months Ended
	December 31,		Change
	2020	2019	Amount	Percentage
Revenues	$10,491	$69,104	$(58,613)	(85)%
Direct operating expenses	10,980	41,159	(30,179)	(73)%
Selling, general and administrative expenses	9,131	18,038	(8,907)	(49)%
Depreciation and amortization	1,563	2,411	(848)	(35)%
Operating income (loss)	$(11,183)	$7,496	$(18,679)	NM
Reconciliation to adjusted operating income (loss):
Share-based compensation	1,188	—
Depreciation and amortization	1,563	2,411
Adjusted operating income (loss)	$(8,432)	$9,907	$(18,339)	NM

	Six Months Ended
	December 31,		Change
	2020	2019	Amount	Percentage
Revenues	$17,712	$127,721	$(110,009)	(86)%
Direct operating expenses	20,808	76,826	(56,018)	(73)%
Selling, general and administrative expenses	16,734	35,462	(18,728)	(53)%
Depreciation and amortization	2,609	4,590	(1,981)	(43)%
Operating income (loss)	$(22,439)	$10,843	$(33,282)	NM
Reconciliation to adjusted operating income (loss):
Share-based compensation	2,284	28
Depreciation and amortization	2,609	4,590
Adjusted operating income (loss)	$(17,546)	$15,461	$(33,007)	NM
_________________
NM — Percentage is not meaningful

Factors Affecting Results of Operations
Due to government actions taken in response to the COVID-19 pandemic, virtually all of Tao Group Hospitality’s venues were closed for approximately three months starting in mid-March and Avenue and Vandal in New York were permanently closed in April 2020 and June 2020, respectively. Tao Group Hospitality has resumed limited operations at certain venues, subject to significant regulatory requirements, including limits on capacity, curfews and social distancing requirements for outdoor and indoor dining. As of December 31, 2020, eight of Tao Group Hospitality’s venues were open for outdoor dining and/or limited capacity indoor dining, four were open for delivery and/or takeout only, while sixteen venues remained closed.
Revenues
Revenues for the three months ended December 31, 2020 decreased $58,613, or 85%, to $10,491 as compared to the prior year period. For the six months ended December 31, 2020, revenues decreased $110,009, or 86%, to $17,712 as compared to the prior year period. The net decreases were attributable to the following:

	Three Months Ended December 31, 2020	Six Months Ended December 31, 2020
Decrease in revenues due to capacity restrictions at re-opened venues	$(34,337)	$(55,245)
Decrease in revenues due to the closure of certain venues as a result of the COVID-19 pandemic	(19,666)	(45,368)
Decrease in revenues associated with the permanent closing of Vandal and Avenue in New York	(5,375)	(9,413)
Other net increases	765	17
	$(58,613)	$(110,009)
Direct operating expenses
Direct operating expenses for the three months ended December 31, 2020 decreased $30,179, or 73%, to $10,980 as compared to the prior year period. For the six months ended December 31, 2020, direct operating expenses decreased $56,018, or 73%, to $20,808 as compared to the prior year period. The net decreases were attributable to the following:

	Three Months Ended December 31, 2020	Six Months Ended December 31, 2020
Decrease in employee compensation and related benefits as a result of (i) a reduction in headcount at re-opened venues, (ii) the elimination of venue line staff and manager positions at closed venues, and (iii) the permanent closure of Vandal and Avenue, all as a result of the COVID-19 pandemic	$(12,303)	$(23,918)
Decrease in (i) costs of food and beverage, and (ii) costs of venue entertainment, both as a result of the closure of certain venues, capacity restrictions at re-opened venues and the permanent closure of Vandal and Avenue, all due to the COVID-19 pandemic	(11,430)	(22,219)
Decrease in direct operating expenses associated with rent expense, primarily due to rent concessions received and the permanent closure of Vandal and Avenue	(2,797)	(5,337)
Decrease in provisions for doubtful accounts	(2,313)	(2,058)
Other net decreases, primarily due to lower credit card fees	(1,336)	(2,486)
	$(30,179)	$(56,018)
Selling, general and administrative expenses
Selling, general and administrative expenses for the three months ended December 31, 2020 decreased $8,907, or 49%, to $9,131 as compared to the prior year period. For the six months ended December 31, 2020, selling, general and administrative expenses decreased $18,728, or 53%, to $16,734 as compared to the prior year period. For the three and six months ended December 31, 2020, the decreases were primarily due to lower (i) marketing cost of $3,237 and $6,699, respectively, and (ii) employee compensation and related benefits, inclusive of an increase in share-based compensation, of $1,868 and $3,289, respectively, as well as other net decreases including expenses related to restaurant expenses and supplies, general liability insurance, repairs and maintenance, and utilities.

Operating income (loss)
Operating loss for the three months ended December 31, 2020 was $11,183 as compared to operating income of $7,496 in the prior year period, a decrease of $18,679. For the six months ended December 31, 2020, operating loss was $22,439 as compared to operating income of $10,843 in the prior year period, a decrease of $33,282. For the three and six months ended December 31, 2020, the decreases were primarily due to lower revenues, partially offset by decreases in direct operating expenses and selling, general and administrative expenses, as discussed above.
Adjusted operating income (loss)
Adjusted operating loss for the three months ended December 31, 2020 was $8,432 as compared to adjusted operating income of $9,907 in the prior year period, a decrease of $18,339. For the six months ended December 31, 2020, adjusted operating loss was $17,546, as compared to adjusted operating income of $15,461 in the prior year period, a decrease of $33,007. The adjusted operating loss was less than the operating loss, due to higher share-based compensation, partially offset by less depreciation and amortization.
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
As a result of government-mandated assembly limitations and closures, our performance venues were closed in mid-March 2020, and, subject to limited exceptions, such as the use of The Garden for Knicks and Rangers home games without fans in attendance and our virtual residency in Fall 2020 featuring Phish’s Trey Anastasio live from the Beacon Theatre, as of the date of this filing no events are permitted to be held at The Garden, Hulu Theater at Madison Square Garden, Radio City Music Hall and the Beacon Theatre. Although events are permitted at The Chicago Theatre, current government-mandated capacity restrictions and other safety requirements make it economically unfeasible to do so. Other than Knicks and Rangers home games at The Garden, all events at our venues have been postponed or canceled through at least March 2021, and will likely be impacted through the rest of Fiscal Year 2021. We are not recognizing revenue from events that have been canceled or postponed and, while events have been rescheduled into the second half of calendar year 2021, it is unclear whether and to what extent those events will take place. We are actively monitoring government regulations and guidance, including the impact of New York State’s recent announcement that, starting February 23, 2021, arenas with capacities of over 10,000 people may reopen at 10% capacity with certain safety protocols, such as testing and social distancing requirements. When there is an opportunity to safely and economically welcome guests back to The Garden for events at increased capacity, as well as at our other venues that remain closed, we expect to do so.
The impact to our operations included the cancellation of both the 2020 production of the Christmas Spectacular and the 2020 Boston Calling Music Festival. While the NBA began its 2020-21 regular season in December 2020 and the NHL began its 2020-21 regular season in January 2021, the Knicks and Rangers are currently playing home games at The Garden without fans in attendance due to government-mandated assembly restrictions. However, in light of New York State’s recent announcement that New York arenas with capacities of over 10,000 people can re-open beginning February 23, 2021, with limited capacities and safety protocols, we expect to have limited fans in attendance for home games beginning with the Knicks on February 23rd and the Rangers on February 26th, as permitted under these new guidelines. Even though limited numbers of fans are expected to be permitted to attend home games starting February 23rd, capacity restrictions, use limitations and social distancing requirements may remain in place through, at least, the rest of Fiscal Year 2021, which would continue to affect the payments we receive under the Arena License Agreements.
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
•At the end of March 2020, Tao Group Hospitality eliminated essentially all of its venue line staff and manager positions, with limited numbers of employees returning as operations slowly resume. In August 2020, Tao Group Hospitality reduced its corporate workforce, and made additional reductions in venue and corporate positions during the second quarter of Fiscal Year 2021;
•We reduced our regular full-time workforce by approximately 350 positions in August, with a modest additional reduction in November 2020;
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
•We have successfully negotiated certain relief and deferral of cash payments from landlords and other vendors. Conversations with third parties are ongoing as we continue to pursue additional options, some of which may or may not be successful; and
•In November 2020, MSG National Properties, LLC (“MSG National Properties”) and certain of our subsidiaries entered into a five-year $650,000 senior secured term loan facility.
The Company has moved to align its costs with its expectation of having limited revenue during Fiscal Year 2021. Taking into account the workforce reductions and cost saving initiatives noted above, although this amount will fluctuate, the Company estimates its monthly operational cash burn rate will average approximately $25,000 on a go-forward basis for the duration of Fiscal Year 2021. We define operational cash burn rate as revenue less direct operating and SG&A expenses (excluding share-based compensation). Excluded from operational cash burn are (i) severance costs, (ii) capital expenditures, (iii) capitalized spending on content and technology related to MSG Sphere and (iv) working capital adjustments.
Our primary sources of liquidity are cash and cash equivalents and cash flows from the operations of our businesses. On November 12, 2020, MSG National Properties and certain of our subsidiaries entered into a five year $650 million senior secured term loan facility (the “National Properties Term Loan Facility”). Our principal uses of cash include working capital-related items (including funding our operations), capital spending (including our construction of large-scale venues in Las Vegas and London), investments and related loans and advances that we may fund from time to time, repayment of debt, and mandatory purchases from prior acquisitions. We may also use cash to repurchase our common stock. Our decisions as to the use of our available liquidity will be based upon the ongoing review of the funding needs of the business, the optimal allocation of cash resources, and the timing of cash flow generation. To the extent that we desire to access alternative sources of funding through the capital and credit markets, challenging U.S. and global economic and market conditions could adversely impact our ability to do so at that time.
We regularly monitor and assess our ability to meet our net funding and investing requirements. We believe we have sufficient liquidity, including approximately $1,451,000 in cash and cash equivalents as of December 31, 2020, to fund our operations, service the National Properties Term Loan Facility, and pursue the development of the new venues discussed below over the next 12 months. Our cash and cash equivalents include approximately $190,000 in advance cash proceeds — primarily related to suites, tickets and, to a lesser extent, sponsorships — all of which would be addressed, to the extent necessary, through credits, make-goods, refunds and/or rescheduled dates.
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

Tao Group Hospitality’s principal uses of cash include working capital related-items (including funding its operations), investments in new venues, tax-related cash distributions, interest expense payments and repayment of debt. Tao Group Hospitality plans to continue to grow its business through the opening of new venues. With the onset of the pandemic, Tao Group Hospitality’s business was also materially impacted by the COVID-19 related restrictions imposed by state and local officials, which included limiting restaurants and bars to take-out and delivery service only and requiring the closure of nightlife establishments. As a result of these restrictions, virtually all of Tao’s venues were closed for approximately three months starting in mid-March, and Avenue and Vandal in New York were permanently closed in April 2020 and June 2020, respectively. Tao Group Hospitality has resumed limited operations at certain venues, subject to significant regulatory requirements, including limits on capacity, curfews and social distancing requirements for outdoor and indoor dining. As of December 31, 2020, eight of Tao Group Hospitality’s venues were open for outdoor dining and/or limited capacity indoor dining, four were open for delivery and/or takeout only, and sixteen venues remained closed. However, we believe that Tao Group Hospitality has sufficient liquidity from cash-on-hand, its revolving credit facility and committed capital from the Company to fund its operations and service its debt obligations over the next 12 months.
MSG Spheres
The Company continues to make significant progress on MSG Sphere at The Venetian, its state-of-the-art entertainment venue under construction in Las Vegas.
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
MSG Sphere at The Venetian is a complex construction project that has become even more challenging due to the global impact of COVID-19. In April 2020, the Company announced that it was suspending construction due to COVID-19-related factors outside of its control, including supply chain issues. As the ongoing effects of the pandemic continued to impact its business operations, in August 2020, the Company disclosed that it resumed construction with a lengthened timetable. The Company remains committed to bringing MSG Sphere to Las Vegas and expects to open the venue in calendar year 2023.
While it is always difficult to provide a definitive construction cost estimate for large-scale construction projects, it is particularly challenging for one as unique as MSG Sphere. On February 7, 2020 we announced that our cost estimate, inclusive of core technology and soft costs, for MSG Sphere at The Venetian was approximately $1,660,000. This cost estimate is net of $75,000 that the Las Vegas Sands Corp. has agreed to pay to defray certain construction costs and also excludes significant capitalized and non-capitalized costs for items such as content creation, internal labor, and furniture and equipment. Relative to the cost estimate above, our actual construction costs for MSG Sphere at The Venetian incurred through December 31, 2020 were approximately $645,000, which is net of $65,000 received from Las Vegas Sands Corp in Fiscal Year 2020. The construction cost of $645,000 discussed above included approximately $73,000 of accrued expenses that were not yet paid as of December 31, 2020. Given the complexity of the project, the more than two years remaining until the venue’s planned opening and the ongoing impact of the global pandemic, this cost estimate is subject to uncertainty. As with any major construction project, the construction of MSG Sphere is subject to potential delays, unexpected complications or cost fluctuations.
As previously disclosed, effective as of November 12, 2020, the Company entered into a letter agreement amending its ground lease agreement with Sands. The ground lease agreement previously required that the Company commence erection of above-grade structural steel for the MSG Sphere no later than 18 months after the date of the ground lease agreement and achieve substantial completion of the project no later than three years after the construction commencement date, subject to certain permitted extensions. The Sands Letter Agreement sets this outside completion date at September 30, 2023. There were no other material changes to the terms of the ground lease.
On December 11, 2020, the Company and Hunt Construction Group Inc. (d/b/a AECOM Hunt) (“AECOM”) entered into a Termination Agreement, effective December 12, 2020, terminating the construction agreement, dated May 31, 2019, between the Company’s wholly-owned subsidiary, MSG Las Vegas, LLC and AECOM. The Company (through one of its wholly-owned subsidiaries) is now serving as construction manager and overseeing the construction process, including the direct engagement and supervision of the subcontractors. AECOM will continue to support the MSG Sphere at The Venetian through a new services agreement that facilitates AECOM’s ongoing involvement through the MSG Sphere’s completion.
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
While the Company plans to self-fund the construction of MSG Sphere at The Venetian, the Company’s intention for any future venues is to explore other options, including non-recourse debt financing, joint ventures, equity partnerships and a venue management model.
We will continue to explore additional domestic and international markets where we believe next-generation venues such as the MSG Sphere can be successful.
National Properties Term Loan Facility
On November 12, 2020, MSG National Properties, an indirect, wholly owned subsidiary of the Company, MSG Entertainment Group and certain subsidiaries of MSG National Properties entered into the National Properties Term Loan Facility. The proceeds of the National Properties Term Loan Facility may be used to fund working capital needs, for general corporate purposes of MSG National Properties and its subsidiaries, and to make distributions to MSG Entertainment Group.
The National Properties Term Loan Facility includes a minimum liquidity covenant, pursuant to which MSG National Properties and its restricted subsidiaries are required to maintain a specified minimum level of average daily liquidity, consisting of cash and cash equivalents and available revolving commitments, over the last month of each quarter. From the closing date until the first anniversary of the National Properties Term Loan Facility, the minimum liquidity threshold is $450,000, which is reduced each quarter by the amount of cash usage, subject to a minimum liquidity floor of $200,000. After the first anniversary, the minimum liquidity level is reduced to $200,000. If at any time the total leverage ratio of MSG National Properties and its restricted subsidiaries is less than 5.00 to 1.00 as of the end of any four consecutive fiscal quarter periods or MSG National Properties obtains an investment grade rating, the minimum liquidity level is permanently reduced to $50,000.
The principal obligations under the National Properties Term Loan Facility are to be repaid in quarterly installments in an aggregate amount equal to 1.00% per annum (0.25% per quarter), with the balance due at the maturity of the facility. The National Properties Term Loan Facility will mature on November 12, 2025. Borrowings under the National Properties Term Loan Facility bear interest at a floating rate, which at the option of MSG National Properties may be either (i) a base rate plus a margin of 5.25% per annum or (ii) LIBOR, with a floor of 0.75%, plus a margin of 6.25% per annum. The interest rate on the National Properties Term Loan Facility as of December 31, 2020 was 7.00%. During the six months ended December 31, 2020, the Company was not required to make interest or principal payments under the National Properties Term Loan Facility.
All obligations under the National Properties Term Loan Facility are guaranteed by MSG Entertainment Group and MSG National Properties’ existing and future direct and indirect domestic subsidiaries, other than the subsidiaries that own Madison Square Garden (“The Garden”), BCE and certain other excluded subsidiaries (the “Subsidiary Guarantors”). All obligations under the Term Loan Facility, including the guarantees of those obligations, are secured by certain of the assets of MSG National Properties and the Subsidiary Guarantors (collectively, “Collateral”) including, but not limited to, a pledge of some or all of the equity interests held directly or indirectly by MSG National Properties in each Subsidiary Guarantor. The Collateral does not include, among other things, any interests in The Garden or the leasehold interests in Radio City Music Hall and the Beacon Theater. Under certain circumstances, MSG National Properties is required to make mandatory prepayments on loans outstanding, including prepayments in an amount equal to a specified percentage of excess cash flow in any fiscal year and prepayments in an amount equal to the net cash proceeds of certain sales of assets or casualty insurance and/or condemnation recoveries (subject to certain reinvestment, repair or replacement rights), in each case subject to certain exceptions.
In addition to the minimum liquidity covenant, the National Properties Term Loan Facility and the related security agreement contain certain customary representations and warranties, affirmative and negative covenants and events of default. The Term Loan Facility contains certain restrictions on the ability of MSG National Properties and its restricted subsidiaries to take certain actions as provided in (and subject to various exceptions and baskets set forth in) the Term Loan Facility, including the following: (i) incur additional indebtedness; (ii) create liens on certain assets; (iii) make investments, loans or advances in or to other persons; (iv) pay dividends and distributions or repurchase capital stock (which will restrict the ability of MSG National Properties to make cash distributions to the Company); (v) repay, redeem or repurchase certain indebtedness; (vi) change its lines of business; (vii) engage in certain transactions with affiliates; (viii) amend their respective organizational documents; (ix)

merge or consolidate; and (x) make certain dispositions. As of December 31, 2020, MSG National Properties and its restricted subsidiaries were in compliance with the covenants of the National Properties Term Loan Facility.
Tao Senior Secured Credit Facilities
On May 23, 2019, TAOIH and TAOG, entered into the Tao Senior Credit Agreement with JPMorgan Chase Bank, N.A., and the lenders party thereto. The Tao Senior Credit Agreement provides TAOG with senior secured credit facilities (the “Tao Senior Secured Credit Facilities”) consisting of: (i) an initial $40,000 term loan facility with a term of five years and (ii) a $25,000 revolving credit facility with a term of five years (the “Tao Revolving Credit Facility”). The Tao Senior Secured Credit Facilities were obtained without recourse to the Company or any of its affiliates (other than TAOG, TAOIH and its subsidiaries and in respect of the reserve account discussed below)). There was $6,500 outstanding amount drawn on the Tao Revolving Credit Facility as of December 31, 2020. As of December 31, 2020, Tao Group Hospitality utilized $750 of the Tao Revolving Credit Facility for issuance of letters of credit and the remaining borrowing available was $17,750. The Credit Agreement matures on May 23, 2024.
Disruptions caused by the COVID-19 pandemic have had, and are likely to continue to have, a significant and negative impact on Tao Group Hospitality’s operations and financial performance. On August 6, 2020, TAOIH and TAOG entered into an amendment to the Tao Senior Credit Agreement, which suspended the application of the financial maintenance covenants thereunder through December 31, 2021, modified certain restrictive covenants therein, modified the applicable interest rates and increased the minimum liquidity requirement. In addition, in connection with the amendment, the Company, through its direct subsidiary, MSG Entertainment Group, entered into a guarantee and reserve account agreement (i) to guarantee the obligations of TAOG under the Tao Senior Credit Agreement, (ii) to establish and grant a security interest in a reserve account that initially held a deposit of approximately $9,800 and (iii) with a covenant to maintain a minimum liquidity requirement of no less than $75,000 at all times. The balance held in the reserve account was approximately $8,100 as of December 31, 2020. As of December 31, 2020, TAOG, TAOIH and the restricted subsidiaries were in compliance with the covenants of the Tao Senior Credit Agreement.
If recovery from the pandemic takes longer than currently estimated, Tao Group Hospitality may need to seek covenant waivers in the future. Tao Group Hospitality’s failure to obtain covenant waivers could trigger a violation of these covenants and lead to default and acceleration of all of its outstanding debt, which could have a material adverse effect on liquidity.
On May 23, 2019, MSG Entertainment Holdings LLC, a subsidiary of the Company, and Tao Group Sub Holdings LLC, a subsidiary of Tao Group Hospitality entered into a Credit Agreement providing for a credit facility of $49,000 that matures on August 22, 2024 (the “Tao Subordinated Credit Agreement”). On June 15, 2020, the Tao Subordinated Credit Agreement was amended to provide an additional $22,000 of borrowing capacity. As of December 31, 2020, the outstanding balance under the Tao Subordinated Credit Agreement was $62,000. The balances and interest-related activities pertaining to the Tao Subordinated Credit Agreement have been eliminated in the consolidated and combined financial statements in accordance with ASC Topic 810, Consolidation.
See Note 12 to the consolidated and combined financial statements included in “— Item 1. Financial Statements” of this Quarterly Report on Form 10-Q for discussions of the Company’s debt obligations and various financing agreements.
Letters of Credit
The Company uses letters of credit to support its business operations. As of December 31, 2020, the Company had $4,226 of letters of credit outstanding, which included two letters of credit for $750 issued under the Tao Revolving Credit Facility.
Contractual Obligations
The Company did not have any material changes in its contractual obligations since the end of Fiscal Year 2020 other than (i) the National Properties Term Loan Facility entered into on November 12, 2020, (ii) the termination of the DDTL Facilities on November 6, 2020, and (iii) activities in the ordinary course of business. See Notes 12 and 17 to the consolidated and combined financial statements included in “— Item 1. Financial Statements” of this Quarterly Report on Form 10-Q for discussions of the Company’s National Properties Term Loan Facility repayment requirements and the cancellation of the DDTL Facilities, respectively.

Cash Flow Discussion

As of December 31, 2020, cash, cash equivalents and restricted cash totaled $1,477,559, as compared to $924,304 as of June 30, 2020. The following table summarizes the Company’s cash flow activities for the six months ended December 31, 2020 and 2019:

	Six Months Ended December 31,
	2020	2019
Net income (loss)	$(223,467)	$26,081
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities	64,981	68,302
Subtotal	$(158,486)	$94,383
Changes in working capital assets and liabilities	(57,146)	9,375
Net cash provided by (used in) operating activities	$(215,632)	$103,758
Net cash provided by (used in) investing activities	146,682	(129,606)
Net cash provided by (used in) financing activities	614,410	(40,885)
Effect of exchange rates on cash, cash equivalents and restricted cash	7,795	1,693
Net increase (decrease) in cash, cash equivalents and restricted cash	$553,255	$(65,040)
Operating Activities
Net cash used in operating activities for the six months ended December 31, 2020 increased by $319,390 to $215,632 as compared to the prior year period primarily due to a higher operating loss in the current year period and changes in working capital assets and liabilities, which included (i) income tax payments in the current year period, (ii) payments associated with restructuring charges related to termination benefits provided to employees, and (iii) an increase in related party receivables associated with the Transition Services Agreement pursuant to which the Company provides certain corporate and other transition services to MSG Sports in connection with the Entertainment Distribution.
Investing Activities
Net cash provided by investing activities for the six months ended December 31, 2020 increased by $276,288 to $146,682 as compared to the prior year period primarily due to proceeds from the maturity of short-term investments in the current year period, partially offset by the absence of a prior period loan repayment received from a subordinated note.
Financing Activities
Net cash provided by financing activities for the six months ended December 31, 2020 increased by $655,295 to $614,410 as compared to the prior year period primarily due to the proceeds received from the National Properties Term Loan Facility in the current year period.
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

Goodwill is tested annually for impairment as of August 31st and at any time upon the occurrence of certain events or substantive changes in circumstances. The Company performs its goodwill impairment test at the reporting unit level, which is one level below the operating segment level. As of December 31, 2020, the Company had two operating and reportable segments consistent with the process the Company’s management followed in making decisions and allocating resources to the business.
For purposes of evaluating goodwill for impairment, the Company has two reporting units: Entertainment and Tao Group Hospitality.
The goodwill balance reported on the Company’s consolidated balance sheet as of December 31, 2020 by reporting unit was as follows:

Entertainment	$74,309
Tao Group Hospitality (a)	—
$74,309
_________________
(a)As of December 31, 2020 and June 30, 2020, Tao Group Hospitality had no goodwill remaining after the impairment charges recorded during Fiscal Year 2020.
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
Identifiable Indefinite-Lived Intangible Assets
Identifiable indefinite-lived intangible assets are tested annually for impairment as of August 31st and at any time upon the occurrence of certain events or substantive changes in circumstances. The following table sets forth the amount of identifiable indefinite-lived intangible assets reported in the Company’s consolidated balance sheet as of December 31, 2020:

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
Potential Interest Rate Risk Exposure
The Company, through its subsidiary MSG National Properties and the consolidation of Tao Group Hospitality, has potential interest rate risk exposure related to borrowings incurred under the National Properties Term Loan Facility and the Tao Senior Secured Credit Facilities. Changes in interest rates may increase interest expense payments with respect to any borrowings incurred under these credit facilities.
Borrowings under the National Properties Term Loan Facility and Tao Senior Secured Credit Facilities incur interest, depending on election by MSG National Properties and TAOG, at a floating rate based upon LIBOR, the U.S. Federal Funds Rate or the U.S. Prime Rate, plus, in the case of TAOG, an additional spread which is dependent upon the total leverage ratio at the time for Tao Senior Secured Credit Facilities. Accordingly, the National Properties Term Loan Facility and the Tao Senior Secured Credit Facilities are subject to interest rate risk with respect to the tenor of any borrowings incurred. See Note 12 to the consolidated and combined financial statements included in “— Item 1. Financial Statements” of this Quarterly Report on Form 10-Q for additional information on the Tao Credit Facilities and National Properties Term Loan Facility. For the twelve months ended December 31, 2020, the interest rate on the Tao Senior Secured Credit Facilities ranged from 4.30% to 2.61% and it was approximately 2.65% as of December 31, 2020. In addition, the interest rate on National Properties Term Loan Facility was 7.00% as of December 31, 2020 and has been unchanged since inception. The effect of a hypothetical 100 basis point and a hypothetical 200 basis point increase in floating interest rates prevailing as of December 31, 2020 and continuing for a full year would increase interest expense by $2,938 and $9,815, respectively, on the combined outstanding balances under the National Properties Term Loan Facility and Tao Senior Secured Credit Facilities.
Foreign Currency Exchange Rate Exposure
We are exposed to market risk resulting from foreign currency fluctuations, primarily to the British pound sterling through our net investment position initiated with our acquisition of land in London in the second quarter of fiscal year 2018 for future MSG Sphere development and through cash and invested funds which will be deployed in the construction of our London venue. We may evaluate and decide, to the extent reasonable and practical, to reduce the translation risk of foreign currency fluctuations by entering into foreign currency forward exchange contracts with financial institutions. If we were to enter into such hedging transactions, the market risk resulting from foreign currency fluctuations is unlikely to be entirely eliminated. We do not plan to enter into derivative financial instrument transactions for foreign currency speculative purposes. During the past twelve months ended December 31, 2020, the GBP/USD exchange rate ranged from 1.1491 to 1.3682 as compared to GBP/USD exchange rate of 1.3682 as of December 31, 2020, a fluctuation of approximately 19%. As of December 31, 2020, a uniform hypothetical 10% fluctuation in the GBP/USD exchange rate would have resulted in a change of approximately $17,700 in the Company’s net asset value.
Item 4. Controls and Procedures
An evaluation was carried out under the supervision and with the participation of the Company’s management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934). Based on that evaluation, the Company’s Chief Executive Officer and Chief Financial Officer concluded that as of December 31, 2020 the Company’s disclosure controls and procedures were effective.
There were no changes in the Company’s internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Securities Exchange Act of 1934) during the fiscal quarter ended December 31, 2020 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II—OTHER INFORMATION
Item 1. Legal Proceedings
See “Part II — Item 1. Legal Proceedings” in the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2020 for a discussion of a derivative action that was settled on June 18, 2020, which settlement became effective on October 8, 2020.
The Company is a defendant in various lawsuits. Although the outcome of these lawsuits cannot be predicted with certainty (including the extent of available insurance, if any), management does not believe that resolution of these lawsuits will have a material adverse effect on the Company.
Item 1A. Risk Factors
We Have Substantial Indebtedness and Are Highly Leveraged, Which Could Adversely Affect Our Business.
We are highly leveraged with a significant amount of debt and we may continue to incur additional debt in the future. In November 2020, MSG National Properties, LLC (“MSG National Properties”) and certain of our subsidiaries entered into a five-year $650,000 senior secured term loan facility to fund working capital needs, for general corporate purposes of MSG National Properties and its subsidiaries, and to make distributions to MSG Entertainment Group, LLC. As a result of our indebtedness, we are required to make interest and principal payments on our borrowings that are significant in relation to our revenues and cash flows. These payments reduce our earnings and cash available for other potential business purposes. This leverage also exposes us to significant risk by limiting our flexibility in planning for, or reacting to, changes in our business (whether through competitive pressure or otherwise), the entertainment and hospitality industries and the economy at large. Although our cash flows could decrease in these scenarios, our required payments in respect of indebtedness would not decrease.
In addition, our ability to make payments on, or repay or refinance, such debt, and to fund our operating and capital expenditures, depends largely upon our future operating performance. Our future operating performance, to a certain extent, is subject to general economic, financial, competitive, regulatory and other factors that are beyond our control. Furthermore, our interest expense could increase if interest rates increase because our indebtedness bears interest at floating rates or to the extent we have to refinance existing debt with higher cost debt.
Our variable rate indebtedness subjects us to interest rate risk, which could cause our debt service obligations to increase significantly.
Borrowings under our facilities are at variable rates of interest and expose us to interest rate risk. If interest rates increase, our debt service obligations on certain of our variable rate indebtedness will increase even though the amount borrowed remains the same, and our net income and cash flows, including cash available for servicing our indebtedness, will correspondingly decrease.
In addition, in July 2017, the United Kingdom’s Financial Conduct Authority, which regulates the London Interbank Offered Rate (“LIBOR”), announced that it will no longer persuade or compel banks to submit LIBOR rates after 2021. It is unclear whether or not, at that time, a satisfactory replacement rate will be developed or if new methods of calculating LIBOR will be established such that it continues to exist after 2021. The U.S. Federal Reserve, in conjunction with the Alternative Reference Rates Committee, a steering committee comprised of, among other entities, large U.S. financial institutions, is considering replacing U.S. dollar LIBOR with a new index that measures the cost of borrowing cash overnight, backed by U.S. Treasury securities (“SOFR”). SOFR is observed and backward-looking, which stands in contrast with LIBOR under the current methodology, which is an estimated forward-looking rate and relies, to some degree, on the expert judgment of submitting panel members. Whether or not SOFR or any other potential alternative reference rate attains market traction as a LIBOR replacement rate remains in question. The consequences of these developments with respect to LIBOR cannot be entirely predicted but may result in the level of interest payments on the portion of our indebtedness that bears interest at variable rates to be affected, which may adversely impact the amount of our interest payments under such debt.
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
As of December 31, 2020, the Company has the availability to repurchase up to $350 million of the Company’s Class A Common Stock under the Class A Common Stock share repurchase program authorized by the Company’s Board of Directors on March 31, 2020. Under the authorization, shares of Class A Common Stock may be purchased from time to time in open market transactions, in accordance with applicable insider trading and other securities laws and regulations. The timing and amount of purchases will depend on market conditions and other factors. No shares have been repurchased to date.

Item 6. Exhibits

(a)Index to Exhibits

EXHIBIT NO.	DESCRIPTION
10.1	Letter Agreement amending Ground Lease Agreement dated July 16, 2018, by and between Sands Arena Landlord LLC and MSG Las Vegas, LLC, dated October 30, 2020.
31.1	Certification by the Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	Certification by the Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1	Certification by the Chief Executive Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2	Certification by the Chief Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101.INS	XBRL Instance Document — the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.
101.SCH	XBRL Taxonomy Extension Schema.
101.CAL	XBRL Taxonomy Extension Calculation Linkbase.
101.DEF	XBRL Taxonomy Extension Definition Linkbase.
101.LAB	XBRL Taxonomy Extension Label Linkbase.
101.PRE	XBRL Taxonomy Extension Presentation Linkbase.
104	The cover page from the Company’s Quarterly Report on Form 10-Q for the quarter ended December 31, 2020 formatted in Inline XBRL and contained in Exhibit 101.

SIGNATURE
Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on the 12th day of February 2021.

Madison Square Garden Entertainment Corp.

By:	/S/ MARK H. FITZPATRICK
	Name:	Mark H. FitzPatrick
	Title:	Executive Vice President and Chief Financial Officer