Form 10-Q
period 2021-03-31
Madison Square Garden Entertainment Corp.
filed 2021-05-07
CIK 1795250

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
____________________
FORM 10-Q
________________________
(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2021
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
Number of shares of common stock outstanding as of April 30, 2021:

Class A Common Stock par value $0.01 per share	—	19,618,324
Class B Common Stock par value $0.01 per share	—	4,529,517

MADISON SQUARE GARDEN ENTERTAINMENT CORP.
INDEX TO FORM 10-Q

Page
PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

Consolidated Balance Sheets as of March 31, 2021 (unaudited) and June 30, 2020	1

Consolidated Statements of Operations for the three and nine months ended March 31, 2021 (unaudited) and the Combined Statements of Operations for the three and nine months ended March 31, 2020 (unaudited)	3

Consolidated Statements of Comprehensive Loss for the three and nine months ended March 31, 2021 (unaudited) and the Combined Statements of Comprehensive Loss for the three and nine months ended March 31, 2020 (unaudited)	4

Consolidated Statement of Cash Flows for the nine months ended March 31, 2021 (unaudited) and the Combined Statement of Cash Flows for the nine months ended March 31, 2020 (unaudited)	5

Consolidated Statements of Stockholders' Equity and Redeemable Noncontrolling Interests for the three and nine months ended March 31, 2021 (unaudited) and the Combined Statements of Divisional Equity and Redeemable Noncontrolling Interests for the three and nine months ended March 31, 2020 (unaudited)	7

Notes to Consolidated and Combined Financial Statements (unaudited)	11

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations	51

Item 3. Quantitative and Qualitative Disclosures About Market Risk	76

Item 4. Controls and Procedures	76

PART II. OTHER INFORMATION

Item 1. Legal Proceedings	77

Item 1A. Risk Factors	77

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds	78

Item 6. Exhibits	79

PART I – FINANCIAL INFORMATION
Item 1. Financial Statements

MADISON SQUARE GARDEN ENTERTAINMENT CORP.
CONSOLIDATED BALANCE SHEETS
(in thousands)

	March 31, 2021	June 30, 2020
	(Unaudited)
ASSETS
Current Assets:
Cash and cash equivalents	$1,277,698	$906,555
Restricted cash	24,610	17,749
Short-term investments	—	337,192
Accounts receivable, net	108,225	57,184
Net related party receivables	38,452	23,062
Prepaid expenses	58,211	62,127
Other current assets	33,560	22,633
Total current assets	1,540,756	1,426,502
Net related party receivables, noncurrent	9,614	—
Investments in nonconsolidated affiliates	47,190	52,622
Property and equipment, net	1,915,708	1,646,115
Right-of-use lease assets	211,371	220,328
Amortizable intangible assets, net	127,607	150,426
Indefinite-lived intangible assets	63,801	63,801
Goodwill	74,309	74,309
Other assets	113,840	85,103
Total assets	$4,104,196	$3,719,206

See accompanying notes to unaudited consolidated and combined financial statements.

MADISON SQUARE GARDEN ENTERTAINMENT CORP.
CONSOLIDATED BALANCE SHEETS (Continued)
(in thousands, except per share data)
	March 31, 2021	June 30, 2020
	(Unaudited)
LIABILITIES, REDEEMABLE NONCONTROLLING INTERESTS AND EQUITY
Current Liabilities:
Accounts payable	$10,390	$17,258
Net related party payables, current	43,285	18,418
Current portion of long-term debt, net of deferred financing costs	4,478	5,429
Accrued liabilities:
Employee related costs	52,300	68,837
Other accrued liabilities	109,343	125,452
Operating lease liabilities, current	58,415	53,388
Collections due to promoters	19,686	31,879
Deferred revenue	215,448	189,308
Total current liabilities	513,345	509,969
Long-term debt, net of deferred financing costs	656,956	28,126
Operating lease liabilities, noncurrent	168,461	174,219
Defined benefit and other postretirement obligations	24,489	26,132
Other employee related costs	12,898	15,591
Collections due to promoters, noncurrent	5,741	—
Deferred tax liabilities, net	11,037	12,450
Other liabilities	78,605	78,279
Total liabilities	1,471,532	844,766
Commitments and contingencies (see Note 11)
Redeemable noncontrolling interests	16,500	20,600
Madison Square Garden Entertainment Corp. Stockholders’ Equity:
Class A Common stock, par value $0.01, 120,000 shares authorized; 19,618 and 19,493 shares outstanding as of March 31, 2021 and June 30, 2020, respectively	196	195
Class B Common stock, par value $0.01, 30,000 shares authorized; 4,530 shares outstanding as of March 31, 2021 and June 30, 2020	45	45
Preferred stock, par value $0.01, 15,000 shares authorized; none outstanding as of March 31, 2021 and June 30, 2020	—	—
Additional paid-in capital	2,781,240	2,751,318
Retained earnings (accumulated deficit)	(152,378)	141,936
Accumulated other comprehensive loss	(23,592)	(51,857)
Total Madison Square Garden Entertainment Corp. stockholders’ equity	2,605,511	2,841,637
Nonredeemable noncontrolling interests	10,653	12,203
Total equity	2,616,164	2,853,840
Total liabilities, redeemable noncontrolling interests and equity	$4,104,196	$3,719,206

See accompanying notes to unaudited consolidated and combined financial statements.

MADISON SQUARE GARDEN ENTERTAINMENT CORP.
CONSOLIDATED AND COMBINED STATEMENTS OF OPERATIONS (Unaudited)
(in thousands, except per share data)

	Three Months Ended		Nine Months Ended
	March 31,		March 31,
	2021	2020	2021	2020
Revenues (a)	$43,102	$181,902	$80,617	$753,937
Operating expenses:
Direct operating expenses (b)	35,630	124,677	105,253	466,393
Selling, general and administrative expenses (c)	78,319	85,035	213,594	259,656
Depreciation and amortization	37,778	25,545	88,235	79,799
Impairment for intangibles, long-lived assets, and goodwill	—	102,211	—	102,211
Restructuring charges	—	—	21,299	—
Operating loss	(108,625)	(155,566)	(347,764)	(154,122)
Other income (expense):
Loss in equity method investments	(2,314)	(1,096)	(5,578)	(3,739)
Interest income	311	3,659	955	17,242
Interest expense	(14,857)	(605)	(22,941)	(1,854)
Miscellaneous income (loss), net	26,438	(17,381)	53,300	(995)
	9,578	(15,423)	25,736	10,654
Loss from operations before income taxes	(99,047)	(170,989)	(322,028)	(143,468)
Income tax benefits	11,859	10,126	11,373	8,686
Net loss	(87,188)	(160,863)	(310,655)	(134,782)
Less: Net loss attributable to redeemable noncontrolling interests	(6,860)	(25,398)	(14,091)	(25,149)
Less: Net loss attributable to nonredeemable noncontrolling interests	(718)	(734)	(2,250)	(241)
Net loss attributable to Madison Square Garden Entertainment Corp.’s stockholders	$(79,610)	$(134,731)	$(294,314)	$(109,392)
Basic and diluted loss per common share attributable to Madison Square Garden Entertainment Corp.’s stockholders	$(3.66)	$(5.62)	$(12.51)	$(4.56)
Weighted-average number of common shares outstanding:
Basic and diluted (d)	24,169	23,992	24,217	23,992
_________________
(a)Includes revenues from related parties of $22,928 and $6,333 for the three months ended March 31, 2021 and 2020, respectively, and $32,208 and $13,792 for the nine months ended March 31, 2021 and 2020, respectively.
(b)Includes net charges from (to) related parties of $(4,339) and $13,743 for the three months ended March 31, 2021 and 2020, respectively, and $(5,299) and $54,148 for the nine months ended March 31, 2021 and 2020, respectively.
(c)Includes net charges to related parties of $(10,640) and $(32,074) for the three months ended March 31, 2021 and 2020, respectively, and $(34,619) and $(97,832) for the nine months ended March 31, 2021 and 2020, respectively.
(d)On April 17, 2020 (the “Entertainment Distribution Date”), 23,992 shares of common stock were distributed to stockholders of Madison Square Garden Sports Corp. (“MSG Sports,” formerly known as The Madison Square Garden Company) as of April 13, 2020. This share amount is being utilized for the calculation of basic and diluted loss per common share attributable to Madison Square Garden Entertainment Corp.’s stockholders for the nine months ended March 31, 2020 because Madison Square Garden Entertainment Corp. was a wholly-owned subsidiary of MSG Sports prior to the Entertainment Distribution Date.
See accompanying notes to unaudited consolidated and combined financial statements.

MADISON SQUARE GARDEN ENTERTAINMENT CORP.
CONSOLIDATED AND COMBINED STATEMENTS OF COMPREHENSIVE LOSS
(Unaudited)
(in thousands)

	Three Months Ended				Nine Months Ended
	March 31,				March 31,
	2021		2020		2021		2020
Net loss		$(87,188)		$(160,863)		$(310,655)		$(134,782)
Other comprehensive income, before income taxes:
Pension plans and postretirement plan:
Amounts reclassified from accumulated other comprehensive loss:
Amortization of actuarial loss included in net periodic benefit cost	290		342		932		1,027
Settlement loss recognized	—		67		—		67
Amortization of prior service credit included in net periodic benefit cost	—	290	—	409	—	932	—	1,094
Cumulative translation adjustments		1,499		(19,946)		27,333		(6,778)
Other comprehensive income (loss), before income taxes		1,789		(19,537)		28,265		(5,684)
Income tax expense related to items of other comprehensive income (loss)		—		—		—		—
Other comprehensive income (loss), net of income taxes		1,789		(19,537)		28,265		(5,684)
Comprehensive loss		(85,399)		(180,400)		(282,390)		(140,466)
Less: Comprehensive loss attributable to redeemable noncontrolling interests		(6,860)		(25,398)		(14,091)		(25,149)
Less: Comprehensive loss attributable to nonredeemable noncontrolling interests		(718)		(734)		(2,250)		(241)
Comprehensive loss attributable to Madison Square Garden Entertainment Corp.’s stockholders		$(77,821)		$(154,268)		$(266,049)		$(115,076)

See accompanying notes to unaudited consolidated and combined financial statements.

MADISON SQUARE GARDEN ENTERTAINMENT CORP.
CONSOLIDATED AND COMBINED STATEMENTS OF CASH FLOWS
(Unaudited)
(in thousands)

	Nine Months Ended
	March 31,
	2021	2020
Cash flows from operating activities:
Net loss	$(310,655)	$(134,782)
Adjustment to reconcile net loss to net cash (used in) provided by operating activities:
Depreciation and amortization	88,235	79,799
Impairment of intangibles, long-lived assets and goodwill	—	102,211
Amortization of deferred financing costs	2,868	220
Provision (benefits) from deferred income taxes	(1,414)	(9,842)
Share-based compensation expense	43,204	29,294
Loss in equity method investments	5,578	3,739
Net unrealized and realized (gains) loss on equity investments with readily determinable fair value	(52,662)	2,471
Provision for credit losses	308	6,954
Other non-cash adjustments	271	103
Change in assets and liabilities:
Accounts receivable, net	(51,348)	(27,511)
Receivables from related parties, net of payables	(137)	12,079
Prepaid expenses and other assets	(11,686)	(29,976)
Accounts payable	(6,868)	1,401
Accrued and other liabilities	(24,957)	45,251
Collections due to promoters, including noncurrent portion	(6,452)	15,924
Deferred revenue	23,668	32,388
Operating lease right-of-use assets and lease liabilities	8,225	4,473
Net cash (used in) provided by operating activities	$(293,822)	$134,196
Cash flows from investing activities:
Capital expenditures	$(321,617)	$(326,503)
Purchase of short-term investments	—	(405,935)
Proceeds from maturity of short-term investments	339,110	176,661
Proceeds from sale of equity securities	22,079	—
Proceeds from sale of nonconsolidated affiliate	—	18,000
Loan repayment received from subordinated debt	—	58,735
Cash received for notes receivable	6,328	750
Other investing activities	137	401
Net cash provided by (used in) investing activities	$46,037	$(477,891)

See accompanying notes to unaudited consolidated and combined financial statements.

MADISON SQUARE GARDEN ENTERTAINMENT CORP.
CONSOLIDATED AND COMBINED STATEMENTS OF CASH FLOWS (Continued)
(Unaudited)
(in thousands)

	Nine Months Ended
	March 31,
	2021	2020
Cash flows from financing activities:
Proceeds from issuance of term loan, net of issuance discount	$630,500	$—
Proceeds from revolving credit facility	14,500	—
Taxes paid in lieu of shares issued for equity-based compensation	(6,060)	—
Noncontrolling interest holders’ capital contribution	700	4,000
Distributions to noncontrolling interest holders	—	(535)
Distribution to related parties associated with the settlement of certain share-based awards granted prior to the Entertainment Distribution	(1,771)	—
Repayment of revolving credit facility	—	(15,000)
Principal repayment on long-term debt	(5,375)	(5,000)
Payments for financing costs	(14,623)	—
Net transfers from (to) Madison Square Garden Sports Corp. and its subsidiaries	—	285,047
Net cash provided by financing activities	$617,871	$268,512
Effect of exchange rates on cash, cash equivalents and restricted cash	7,918	3,916
Net increase (decrease) in cash, cash equivalents and restricted cash	378,004	(71,267)
Cash, cash equivalents and restricted cash at beginning of period	924,304	1,092,065
Cash, cash equivalents and restricted cash at end of period	$1,302,308	$1,020,798
Non-cash investing and financing activities:
Non-cash acquisition of additional redeemable noncontrolling interests	$—	$37,715
Capital expenditures incurred but not yet paid	$64,974	$75,656
Share-based compensation capitalized in property and equipment	$4,541	$3,790

See accompanying notes to unaudited consolidated and combined financial statements.

MADISON SQUARE GARDEN ENTERTAINMENT CORP.
CONSOLIDATED AND COMBINED STATEMENTS OF STOCKHOLDERS’ AND DIVISIONAL EQUITY
AND REDEEMABLE NONCONTROLLING INTERESTS
(Unaudited)
(in thousands)

	Three Months Ended March 31, 2021
	Common Stock Issued	Additional Paid-In Capital	Accumulated Deficit	Accumulated Other Comprehensive Loss	Total Madison Square Garden Entertainment Corp. Stockholders’ Equity	Non - redeemable Noncontrolling Interests	Total Equity	Redeemable Noncontrolling Interests
Balance as of December 31, 2020	$241	$2,782,042	$(72,768)	$(25,381)	$2,684,134	$11,171	$2,695,305	$14,543
Net loss	—	—	(79,610)	—	(79,610)	(718)	(80,328)	(6,860)
Other comprehensive income	—	—	—	1,789	1,789	—	1,789	—
Comprehensive loss	—	—	—	—	(77,821)	(718)	(78,539)	(6,860)
Share-based compensation	—	9,284	—	—	9,284	—	9,284	—
Accretion of put options	—	—	—	—	—	—	—	587
Tax withholding associated with shares issued for equity-based compensation	—	(85)	—	—	(85)	—	(85)	—
Distribution to related parties associated with the settlement of certain share-based awards granted prior to the Entertainment Distribution	—	(1,273)	—	—	(1,273)	—	(1,273)	(498)
Adjustment of redeemable noncontrolling interest to redemption value	—	(8,728)	—	—	(8,728)	—	(8,728)	8,728
Contributions from noncontrolling interest holders	—	—	—	—	—	200	200	—
Balance as of March 31, 2021	$241	$2,781,240	$(152,378)	$(23,592)	$2,605,511	$10,653	$2,616,164	$16,500

See accompanying notes to unaudited consolidated and combined financial statements.

MADISON SQUARE GARDEN ENTERTAINMENT CORP.
CONSOLIDATED AND COMBINED STATEMENTS OF STOCKHOLDERS’ AND DIVISIONAL EQUITY
AND REDEEMABLE NONCONTROLLING INTERESTS (Continued)
(Unaudited)
(in thousands)

	Three Months Ended March 31, 2020
	MSG Sports Corp.’s Investment	Accumulated Other Comprehensive Loss	Total Company Divisional Equity	Non - redeemable Noncontrolling Interests	Total Divisional Equity	Redeemable Noncontrolling Interests
Balance as of December 31, 2019	$2,643,647	$(33,070)	$2,610,577	$17,457	$2,628,034	$67,876
Net loss	(134,731)	—	(134,731)	(734)	(135,465)	(25,398)
Other comprehensive loss	—	(19,537)	(19,537)	—	(19,537)	—
Comprehensive loss	—	—	(154,268)	(734)	(155,002)	(25,398)
Net increase in Madison Square Garden Sports Corp. Investment	318,791	—	318,791	—	318,791	—
Noncontrolling interests non-cash acquisition	37,715		37,715	—	37,715	(37,715)
Redeemable noncontrolling interest adjustment to fair value	(16,939)	—	(16,939)	—	(16,939)	16,939
Balance as of March 31, 2020	$2,848,483	$(52,607)	$2,795,876	$16,723	$2,812,599	$21,702

See accompanying notes to unaudited consolidated and combined financial statements.

MADISON SQUARE GARDEN ENTERTAINMENT CORP.
CONSOLIDATED AND COMBINED STATEMENTS OF STOCKHOLDERS’ AND DIVISIONAL EQUITY
AND REDEEMABLE NONCONTROLLING INTERESTS (Continued)
(Unaudited)
(in thousands)

	Nine Months Ended March 31, 2021
	Common Stock Issued	Additional Paid-In Capital	Retained Earnings (Accumulated Deficit)	Accumulated Other Comprehensive Loss	Total Madison Square Garden Entertainment Corp. Stockholders’ Equity	Non - redeemable Noncontrolling Interests	Total Equity	Redeemable Noncontrolling Interests
Balance as of June 30, 2020	$240	$2,751,318	$141,936	$(51,857)	$2,841,637	$12,203	$2,853,840	$20,600
Net loss	—	—	(294,314)	—	(294,314)	(2,250)	(296,564)	(14,091)
Other comprehensive income	—	—	—	28,265	28,265	—	28,265	—
Comprehensive loss	—	—	—	—	(266,049)	(2,250)	(268,299)	(14,091)
Share-based compensation	—	45,984	—	—	45,984	—	45,984
Accretion of put options	—	—	—	—	—	—	—	1,761
Tax withholding associated with shares issued for equity-based compensation	1	(6,061)	—	—	(6,060)	—	(6,060)	—
Distribution to related parties associated with the settlement of certain share-based awards granted prior to the Entertainment Distribution	—	(1,273)	—	—	(1,273)	—	(1,273)	(498)
Adjustment of redeemable noncontrolling interest to redemption value	—	(8,728)	—	—	(8,728)	—	(8,728)	8,728
Contributions from noncontrolling interest holders	—	—	—	—	—	700	700	—
Balance as of March 31, 2021	$241	$2,781,240	$(152,378)	$(23,592)	$2,605,511	$10,653	$2,616,164	$16,500

See accompanying notes to unaudited consolidated and combined financial statements.

MADISON SQUARE GARDEN ENTERTAINMENT CORP.
CONSOLIDATED AND COMBINED STATEMENTS OF STOCKHOLDERS’ AND DIVISIONAL EQUITY
AND REDEEMABLE NONCONTROLLING INTERESTS (Continued)
(Unaudited)
(in thousands)

	Nine Months Ended March 31, 2020
	MSG Sports’ Investment	Accumulated Other Comprehensive Loss	Total Company Divisional Equity	Non - redeemable Noncontrolling Interests	Total Divisional Equity	Redeemable Noncontrolling Interests
Balance as of June 30, 2019	$2,618,971	$(46,923)	$2,572,048	$13,790	$2,585,838	$67,627
Net loss	(109,392)	—	(109,392)	(241)	(109,633)	(25,149)
Other comprehensive loss	—	(5,684)	(5,684)	—	(5,684)	—
Comprehensive loss	—	—	(115,076)	(241)	(115,317)	(25,149)
Net increase in Madison Square Garden Sports Corp. Investment	318,128	—	318,128	—	318,128	—
Noncontrolling interest non-cash acquisition	37,715	—	37,715	—	37,715	(37,715)
Redeemable noncontrolling interest adjustment to fair value	(16,939)	—	(16,939)	—	(16,939)	16,939
Contributions from noncontrolling interest holders	—	—	—	3,709	3,709	—
Distributions to noncontrolling interest holders	—	—	—	(535)	(535)	—
Balance as of March 31, 2020	$2,848,483	$(52,607)	$2,795,876	$16,723	$2,812,599	$21,702

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
The Company conducts a significant portion of its operations at venues that it either owns or operates under long-term leases. The Company owns The Garden, Hulu Theater at Madison Square Garden and The Chicago Theatre. The Company leases Radio City Music Hall and the Beacon Theatre in New York City. The lease on Radio City Music Hall expires in February 2023. We have the option to renew the lease for an additional 10 years by providing notice to the lessor. The date for providing that notice was initially February 2021, but the date has been extended until June 2021 and may be further extended. Additionally, Tao Group Hospitality operates various restaurants, nightlife and hospitality venues under long-term leases and management contracts in New York, Las Vegas, Los Angeles, Chicago, Australia, and Singapore.
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
Following the Entertainment Distribution, the Company has two reportable segments (the Entertainment business and the Tao Group Hospitality business) as a result of certain changes in the financial information that is provided to its Chief Operating Decision Maker (“CODM”). Additionally, as part of the Entertainment Distribution, the Company has entered into various agreements with MSG Sports as detailed in Note 18.
Merger Agreement with MSG Networks Inc.
On March 25, 2021, the Company, MSG Networks Inc. (“MSG Networks”), and Broadway Sub Inc., a direct wholly-owned subsidiary of the Company (“Merger Sub”), entered into an agreement and plan of merger (the “Merger Agreement”). Pursuant to the Merger Agreement, Merger Sub will merge with and into MSG Networks with MSG Networks surviving and continuing as the surviving corporation in the merger (the “Merger”). If the Merger is completed, (i) each share of MSG Networks Class A common stock, par value $0.01 per share (“MSGN Class A Common Stock”), issued and outstanding immediately prior to the effective time of the Merger will be automatically converted into the right to receive a number of shares of the Company’s Class A Common Stock such that each holder of record of shares of MSGN Class A Common Stock will have the right to receive, in the aggregate, such number of shares of the Company’s Class A Common Stock equal to the total number of shares of MSGN Class A Common Stock held of record immediately prior to the effective time multiplied by 0.172, with such product rounded up to the next whole share and (ii) each share of MSG Networks Class B common stock, par value $0.01 per share (“MSGN Class B Common Stock”), issued and outstanding immediately prior to the effective time will be automatically converted into the right to receive, in the aggregate, a number of shares of the Company’s Class B Common Stock such that each holder of record of shares of MSGN Class B Common Stock will have the right to receive, in the aggregate, a number of shares of the Company’s Class B Common Stock equal to the total number of shares of MSGN Class B Common Stock held of record immediately prior to the effective time multiplied by 0.172, with such product rounded up to the next whole share, in each case except for shares held by the Company, Merger Sub or any of the Company’s subsidiaries or MSG Networks or any of MSG Networks’ subsidiaries as treasury stock (in each case not held on behalf of third parties).

MADISON SQUARE GARDEN ENTERTAINMENT CORP.
NOTES TO CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS (UNAUDITED)
(Continued)

The Merger will be accounted for as a transaction between entities under common control as the Company and MSG Networks are each controlled by the Dolan Family Group (as defined herein). Upon the closing of the merger, the net assets of MSG Networks will be combined with those of the Company at their historical carrying amounts and the companies will be presented on a combined basis for all historical periods that the companies were under common control.
The Merger was recommended to the Company’s Board of Directors for approval by a special committee composed solely of independent, disinterested directors, advised by independent financial and legal advisors. The closing of the Merger is expected to occur in the third calendar quarter of 2021, subject to the satisfaction of certain regulatory approvals and other customary closing conditions. The Merger Agreement provides certain termination rights for each of the Company and MSG Networks, including, among others, if the consummation of the Merger does not occur on or before December 20, 2021. Should certain events occur under the specified circumstances outlined in the Merger Agreement, the Company will be required to pay MSG Networks a termination fee of $21,200.
Basis of Presentation
The Company reports on a fiscal year basis ending on June 30th. In these consolidated and combined financial statements, the years ended on June 30, 2021 and 2020 are referred to as “Fiscal Year 2021,” and “Fiscal Year 2020,” respectively.
Subsequent to the Entertainment Distribution, the Company’s balance sheets as of March 31, 2021 and June 30, 2020 and for the statement of operations for the three and nine months ended March 31, 2021 are presented on a consolidated basis, as the Company became a standalone public company on April 17, 2020. The Company’s financial statements prior to April 17, 2020 that are included in the results of operations for Fiscal Year 2020, and the interim periods therein, were prepared on a stand-alone basis derived from the consolidated financial statements and accounting records of MSG Sports (“combined financial statements”). These financial statements reflect the combined historical results of operations, financial position and cash flows of the Company in accordance with U.S. generally accepted accounting principles (“GAAP”) and the Securities and Exchange Commission (“SEC”) Staff Accounting Bulletin Topic 1-B, Allocation of Expenses and Related Disclosure in Financial Statements of Subsidiaries, Divisions or Lesser Business Components of Another Entity, and Article 10 of Regulation S-X of the SEC for interim financial information. References to GAAP issued by the Financial Accounting Standards Board (“FASB”) in these footnotes are to the FASB Accounting Standards Codification, also referred to as the “Codification” or “ASC.”
See Note 1 to the Company’s audited consolidated and combined financial statements and notes thereto for the year ended June 30, 2020 included in the Company’s Annual Report on Form 10-K for more information regarding the assumptions underlying the combined financial statements and additional details on the preparation of such combined financial statements.
Management believes that the assumptions underlying the combined financial statements, including the assumptions regarding allocating general corporate expenses, are reasonable. Nevertheless, the combined financial statements may not include all of the actual expenses that would have been incurred by the Company and may not reflect its combined results of operations, financial position, and cash flows had it been a stand-alone company during the periods presented. Actual costs that would have been incurred if the Company had been a stand-alone company would depend on multiple factors, including organizational structure and strategic decisions made in various areas, including information technology and infrastructure. The Company is unable to quantify the amounts that it would have recorded during the historical periods on a stand-alone basis as it is not practicable to do so. See Note 18 for more information regarding allocations of certain costs from the Company to MSG Sports.
Unaudited Interim Financial Statements
The accompanying interim consolidated and combined financial statements have been prepared in accordance with GAAP for interim financial information and the instruction of Rule 10-01 of Regulation S-X, and should be read in conjunction with the Company’s audited consolidated and combined financial statements and notes thereto for the year ended June 30, 2020 included in the Company’s Annual Report on Form 10-K. The consolidated and combined financial statements as of March 31, 2021 and for the three and nine months ended March 31, 2021 and 2020 presented herein are unaudited; however, in the opinion of management, the financial statements reflect all adjustments, consisting solely of normal recurring adjustments, necessary for a fair presentation of the results for the interim periods presented. The results of operations for the periods presented are not necessarily indicative of the results that might be expected for future interim periods or for the full year. The Company’s dependence on revenues from the Christmas Spectacular generally means it earns a disproportionate share of its revenues in the second quarter of its fiscal year. In addition, the Company’s operating results since the third quarter of Fiscal Year 2020 have been negatively impacted due to the COVID-19 pandemic.

MADISON SQUARE GARDEN ENTERTAINMENT CORP.
NOTES TO CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS (UNAUDITED)
(Continued)
Impact of the COVID-19 Pandemic
The Company’s operations and operating results have been, and continue to be, materially impacted by the COVID-19 pandemic and actions taken in response by governmental authorities and certain professional sports leagues. As of the date of this Quarterly Report on Form 10-Q, substantially all of the Entertainment business’ operations have been suspended and Tao Group Hospitality is operating at significantly reduced capacity and demand. It is not clear when we will be permitted or able to resume normal business operations.
As a result of government-mandated assembly limitations and closures, our performance venues were closed in mid-March 2020. Use of The Garden resumed for Knicks and Rangers home games without fans in December 2020 and January 2021, respectively, and, beginning on February 23, 2021, The Garden was permitted to host fans at games, capped at 10% of seating capacity. Starting April 1, 2021, our other New York performance venues, Hulu Theater at Madison Square Garden, Radio City Music Hall and the Beacon Theatre, were permitted to reopen at 10% capacity with certain safety protocols, such as proof of a negative COVID-19 test or full vaccination and social distancing. Effective May 19, 2021, capacity restrictions at The Garden and our other New York performance venues will be increased up to 30%. Although live events are permitted to be held at all of our performance venues as of the date of this filing, current government-mandated capacity restrictions and other safety requirements make it economically unfeasible to do so for most events. Other than Knicks and Rangers home games, and select non-ticketed events at The Garden, such as the Big East Tournament, all ticketed events at our venues have been postponed or canceled through at least May 2021, and will likely be impacted through the rest of Fiscal Year 2021. We are not recognizing revenue from events that have been canceled or postponed and, while events have been rescheduled into the fiscal year ending on June 30, 2022 (“Fiscal Year 2022”), it is unclear whether and to what extent those events will take place. We are actively monitoring government regulations and guidance, and when such regulations permit, and there is an opportunity to reopen our performance venues for events safely and on economically feasible terms, we expect that we would do so.
The impact to our operations included the cancellation of the 2020 production of the Christmas Spectacular and both the 2020 and 2021 Boston Calling Music Festivals.
The Company has long-term arena license agreements (the “Arena License Agreements”) with MSG Sports that require the New York Knicks (the “Knicks”) of the National Basketball Association (the “NBA”) and the New York Rangers (the “Rangers”) of the National Hockey League (the “NHL”) to play their home games at The Garden.
As noted above, the Knicks and Rangers began playing home games at The Garden without fans in December 2020 and January 2021, respectively, and, beginning on February 23, 2021, games were played with limited fans in attendance, capped at 10% of seating capacity due to government-mandated assembly restrictions. Effective May 19, 2021, such capacity is permitted to be increased up to 30%. Capacity restrictions, use limitations and social distancing requirements are expected to remain in place through, at least, the conclusion of the Knicks and Rangers 2020-21 seasons, which would continue to affect the payments we receive under the Arena License Agreements.
Due to government actions taken in response to the COVID-19 pandemic, virtually all of Tao Group Hospitality’s venues were closed for approximately three months starting in mid-March 2020, and Avenue and Vandal in New York were permanently closed in April 2020 and June 2020, respectively. Tao Group Hospitality continues to increase operations at certain venues, subject to significant regulatory requirements, including limits on capacity, curfews and social distancing requirements for outdoor and indoor dining. Effective May 1, 2021, Las Vegas restaurant capacity increased to 80% and it was announced that New York City restaurant capacity will increase to 75% beginning on May 7, 2021, before going to 100% on May 19, 2021, subject to social distancing requirements, which may impact actual capacity levels. While venue re-openings are increasing across the markets in which Tao Group Hospitality operates, government requirements remain uncertain and subject to change. As of March 31, 2021, 18 of Tao Group Hospitality’s venues were open for outdoor dining, limited capacity indoor dining, and delivery/takeout (including Tao Asian Bistro & Lounge at Mohegan Sun, which opened in March 2021), while 11 venues remained closed.

MADISON SQUARE GARDEN ENTERTAINMENT CORP.
NOTES TO CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS (UNAUDITED)
(Continued)
The COVID-19 pandemic has materially impacted our revenues, most significantly because, as of the date of this filing, we are not generating revenue from (i) ticketed events at The Garden (other than Knicks and Rangers home games), Hulu Theater at Madison Square Garden, Radio City Music Hall, the Beacon Theatre and The Chicago Theatre, (ii) suite licenses, (iii) the 2020 production of the Christmas Spectacular and (iv) the 2021 Boston Calling Music Festival. In addition, we are generating substantially reduced revenue in connection with (i) sponsorship and advertising, (ii) payments under the Arena License Agreements, (iii) food and beverage concessions and catering services at Knicks and Rangers games and (iv) non-ticketed events such as the Big East Tournament in March 2021.
The COVID-19 pandemic is having and will likely continue to have a significant and negative impact on our operations and financial performance. As a result, we took several actions to improve our financial flexibility, reduce operating costs and preserve liquidity.
•In August 2020, we announced that we had revised our processes and construction schedule for MSG Sphere, providing for a substantially reduced spend in Fiscal Year 2021 and a lengthened timetable that enabled the Company to preserve cash in the near-term. We expect to open MSG Sphere in Las Vegas in calendar year 2023;
•In connection with our extended construction timeline, we reduced our expected spending on technology and content development for MSG Sphere for Fiscal Year 2021;
•At the end of May 2020, we ended all financial support that was previously provided for certain event-level employees at the Company’s performance venues, and as a result virtually all venue employees, approximately 6,000 in total, were effectively furloughed. Beginning in December 2020 we started bringing back venue employees as we resumed operations;
•At the end of March 2020, Tao Group Hospitality eliminated essentially all of its venue line staff and manager positions and in August 2020, it reduced its corporate workforce, and made additional reductions in venue and corporate positions during the second quarter of Fiscal Year 2021. As Tao Group Hospitality continues to reopen venues and increase operations, venue employees are being re-hired;
•We reduced our regular full-time workforce by approximately 350 positions in August 2020, with a modest additional reduction in November 2020;
•We implemented and are continuing to pursue additional comprehensive cost reduction measures, including terminating certain third-party services, negotiating reduced rates and/or reduced service levels with third parties, seeking targeted savings and reductions in spending on marketing and travel and entertainment, and deferring or limiting non-essential operating or other discretionary expenses;
•We successfully negotiated certain relief and deferral of cash payments from landlords and other vendors and continue to pursue additional opportunities; and
•In November 2020, MSG National Properties, LLC (“MSG National Properties”) and certain of our subsidiaries entered into a five-year $650,000 senior secured term loan facility (“National Properties Term Loan Facility”). See Note 13 for further details of National Properties Term Loan Facility.
Disruptions caused by the COVID-19 pandemic have had, and are likely to continue to have, a significant and negative impact on Tao Group Hospitality’s operations and financial performance. In August 2020, Tao Group Hospitality entered into an amendment to the Tao Senior Credit Agreement, which suspended certain financial covenants through December 31, 2021 and increased the minimum liquidity requirement. In addition, in connection with the amendment, our wholly owned subsidiary MSG Entertainment Group, LLC (“MSG Entertainment Group”) entered into a guarantee agreement, which also included a minimum liquidity requirement for MSG Entertainment Group. See Note 13 for more information regarding the amendment to the Tao Senior Credit Agreement. If recovery from the pandemic takes longer than currently estimated, Tao Group Hospitality may need to seek covenant waivers in the future. Tao Group Hospitality's failure to obtain debt covenant waivers could trigger a violation of these covenants and lead to default and acceleration of all of its outstanding debt, which could have a material adverse effect on Tao Group Hospitality and the Company.
See Note 1 to the Company’s audited consolidated and combined financial statements and notes thereto for the year ended June 30, 2020 included in the Company’s Annual Report on Form 10-K for impairment charges recorded by the Company for Tao Group Hospitality in Fiscal Year 2020. There was no impairment charge recorded by the Company for the three and nine months ended March 31, 2021. However, the duration and impact of the COVID-19 pandemic may result in future impairment charges that management will evaluate as facts and circumstances evolve over time. Refer to Note 8 and Note 10 for further detail of the Company’s intangible assets, long-lived assets and goodwill.

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

Use of Estimates
The preparation of the accompanying consolidated and combined financial statements in conformity with GAAP requires management to make estimates and assumptions about future events. These estimates and the underlying assumptions affect the amount of assets and liabilities reported, disclosures about contingent assets and liabilities, and reported amounts of revenues and expenses. Such estimates include the provision for credit losses, valuation of investments, goodwill, intangible assets, other long-lived assets, tax accruals and other liabilities. In addition, estimates are used in revenue recognition, income tax, performance and share-based compensation, depreciation and amortization, litigation matters and other matters, as well as in the valuation of contingent consideration and noncontrolling interests resulting from business combination transactions. Management believes its use of estimates in the financial statements to be reasonable.
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
In January 2020, the FASB issued ASU No. 2020-01, Investments — Equity Securities (Topic 321), Investments — Equity Method and Joint Ventures (Topic 323), and Derivatives and Hedging (Topic 815): Clarifying the Interactions between Topic 321, Topic 323, and Topic 815. The amendments in this ASU clarify that an entity should consider observable transactions that require it to either apply or discontinue the equity method of accounting for the purposes of applying the measurement alternative in accordance with ASC Topic 321 immediately before applying or upon discontinuing the equity method. In addition, the amendments clarify the accounting for certain forward contracts and purchased options accounted for under ASC Topic 815. This standard was adopted by the Company in the first quarter of Fiscal Year 2021. The adoption of the standard did not have an impact on the Company’s consolidated financial statements.
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

MADISON SQUARE GARDEN ENTERTAINMENT CORP.
NOTES TO CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS (UNAUDITED)
(Continued)
Note 3. Revenue Recognition
Contracts with Customers
See Note 4 to the Company’s audited consolidated and combined financial statements and notes thereto for the year ended June 30, 2020 included in the Company’s Annual Report on Form 10-K for more information regarding the details of the Company’s revenue recognition policies. All revenue recognized in the consolidated and combined statements of operations is considered to be revenue from contracts with customers in accordance with ASC Topic 606 except for $12,186 and $15,267 of revenues from Arena License Agreements, leases and subleases, which are accounted for in accordance with ASC Topic 842 for the three and nine months ended March 31, 2021, respectively. For the three and nine months ended March 31, 2021, the Company did not have any material provision for credit losses on receivables or contract assets arising from contracts with customers. The allowance for credit losses associated with contracts with customers was $8,320 and $9,135 as of March 31, 2021 and June 30, 2020, respectively. The change in allowance for credit losses from June 30, 2020 to March 31, 2021 was due to a $308 increase in provisions for credit losses and a $1,123 accounts receivable write off.
Disaggregation of Revenue
The following table disaggregates the Company’s revenue by major source and reportable segment based upon the timing of transfer of goods or services to the customer, in accordance with ASC Subtopic 606-10-50-5, for the three and nine months ended March 31, 2021 and 2020:

	Three Months Ended
	March 31, 2021
	Entertainment	Tao Group Hospitality	Eliminations	Total
Event-related and entertainment dining and nightlife offerings (a)	$3,710	$11,378	$(570)	$14,518
Sponsorship, signage and suite licenses (b)	4,217	648	—	4,865
Other (c)	10,844	764	(75)	11,533
Total revenues from contracts with customers	$18,771	$12,790	$(645)	$30,916

	Three Months Ended
	March 31, 2020
	Entertainment	Tao Group Hospitality	Eliminations	Total
Event-related and entertainment dining and nightlife offerings (a)	$63,287	$45,340	$(359)	$108,268
Sponsorship, signage and suite licenses (b)	61,979	530	(219)	62,290
Other (c)	6,370	5,273	(299)	11,344
Total revenues from contracts with customers	$131,636	$51,143	$(877)	$181,902

	Nine Months Ended
	March 31, 2021
	Entertainment	Tao Group Hospitality	Eliminations	Total
Event-related and entertainment dining and nightlife offerings (a)	$5,439	$26,217	$(613)	$31,043
Sponsorship, signage and suite licenses (b)	12,740	1,134	(211)	13,663
Other (c)	17,735	3,151	(242)	20,644
Total revenues from contracts with customers	$35,914	$30,502	$(1,066)	$65,350

MADISON SQUARE GARDEN ENTERTAINMENT CORP.
NOTES TO CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS (UNAUDITED)
(Continued)

	Nine Months Ended
	March 31, 2020
	Entertainment	Tao Group Hospitality	Eliminations	Total
Event-related and entertainment dining and nightlife offerings (a)	$388,546	$160,937	$(455)	$549,028
Sponsorship, signage and suite licenses (b)	172,047	753	(656)	172,144
Other (c)	16,065	17,174	(474)	32,765
Total revenues from contracts with customers	$576,658	$178,864	$(1,585)	$753,937

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
(c)Primarily consists of (i) revenues from sponsorship sales and representation agreements with MSG Sports, (ii) advertising commission revenue from MSG Networks, and (ii) Tao Group Hospitality’s managed venue revenues.
In addition to the disaggregation of the Company’s revenue by major source based upon the timing of transfer of goods or services to the customer disclosed above, the following table disaggregates the Company’s consolidated and combined revenues by type of goods or services in accordance with the required entity-wide disclosure requirements of ASC Subtopic 280-10-50-38 to 40 and the disaggregation of revenue required disclosures in accordance with ASC Subtopic 606-10-50-5 for the three and nine months ended March 31, 2021 and 2020:

	Three Months ended
	March 31, 2021
	Entertainment	Tao Group Hospitality	Eliminations	Total
Ticketing and venue license fee revenues (a)	$2,747	$—	$—	$2,747
Sponsorship and signage, suite, and advertising commission revenues (b)	14,954	—	—	14,954
Revenues from entertainment dining and nightlife offerings (c)	—	12,790	(645)	12,145
Food, beverage and merchandise revenues	246	—	—	246
Other	824	—	—	824
Total revenues from contracts with customers	$18,771	$12,790	$(645)	$30,916

MADISON SQUARE GARDEN ENTERTAINMENT CORP.
NOTES TO CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS (UNAUDITED)
(Continued)

	Three Months ended
	March 31, 2020
	Entertainment	Tao Group Hospitality	Eliminations	Total
Ticketing and venue license fee revenues (a)	$47,758	$—	$—	$47,758
Sponsorship and signage, suite, and advertising commission revenues	69,342	—	(219)	69,123
Revenues from entertainment dining and nightlife offerings (c)	—	51,143	(359)	50,784
Food, beverage and merchandise revenues	12,053	—	—	12,053
Other	2,483	—	(299)	2,184
Total revenues from contracts with customers	$131,636	$51,143	$(877)	$181,902

	Nine Months Ended
	March 31, 2021
	Entertainment	Tao Group Hospitality	Eliminations	Total
Ticketing and venue license fee revenues (a)	$4,445	$—	$—	$4,445
Sponsorship and signage, suite, and advertising commission revenues (b)	29,943	—	(211)	29,732
Revenues from entertainment dining and nightlife offerings (c)	—	30,502	(855)	29,647
Food, beverage and merchandise revenues	139	—	—	139
Other	1,387	—	—	1,387
Total revenues from contracts with customers	$35,914	$30,502	$(1,066)	$65,350

	Nine Months Ended
	March 31, 2020
	Entertainment	Tao Group Hospitality	Eliminations	Total
Ticketing and venue license fee revenues (a)	$308,874	$—	$—	$308,874
Sponsorship and signage, suite, and advertising commission revenues	192,737	—	(656)	192,081
Revenues from entertainment dining and nightlife offerings (c)	—	178,864	(455)	178,409
Food, beverage and merchandise revenues	62,794	—	—	62,794
Other	12,253	—	(474)	11,779
Total revenues from contracts with customers	$576,658	$178,864	$(1,585)	$753,937
_________________
(a)Amounts include ticket sales, including other ticket-related revenue, and venue license fees from the Company’s events such as (i) concerts, (ii) the presentation of the Christmas Spectacular, and (iii) other live entertainment and sporting events.
(b)For the periods in Fiscal Year 2021, Sponsorship and signage, suite, and advertising commission revenues include revenues from sponsorship sales and representation agreements with MSG Sports.
(c)Primarily consist of revenues from (i) entertainment dining and nightlife offerings and (ii) venue management agreements.

MADISON SQUARE GARDEN ENTERTAINMENT CORP.
NOTES TO CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS (UNAUDITED)
(Continued)
Contract Balances
The timing of revenue recognition, billings and cash collections results in billed receivables, contract assets and contract liabilities on the consolidated balance sheets. The following table provides information about contract balances from the Company’s contracts with customers as of March 31, 2021 and June 30, 2020:

	March 31,	June 30,
	2021	2020
Receivables from contracts with customers, net (a)	$116,422	$55,355
Contract assets, current (b)	7,074	3,850
Deferred revenue, including non-current portion (c)	216,780	193,112
_________________
(a)Receivables from contracts with customers, which are reported in Accounts receivable, net and Net related party receivables in the Company’s consolidated balance sheets, represent the Company’s unconditional rights to consideration under its contracts with customers. As of March 31, 2021 and June 30, 2020, the Company’s receivables from contracts with customers above included $11,692 and $2,644, respectively, related to various related parties. See Note 18 for further details on related party arrangements.
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
(c)Deferred revenue primarily relates to the Company’s receipt of consideration from customers in advance of the Company’s transfer of goods or services to those customers. Deferred revenue is reduced and the related revenue is recognized once the underlying goods or services are transferred to a customer. Revenue recognized for the nine months ended March 31, 2021 relating to the deferred revenue balance as of June 30, 2020 was $7,737.
Transaction Price Allocated to the Remaining Performance Obligations
The following table depicts the estimated revenue expected to be recognized, based on current projections and expectations of our business resuming, in the future related to performance obligations that are unsatisfied (or partially unsatisfied) as of March 31, 2021. This primarily relates to performance obligations under sponsorship and suite license arrangements that have original expected durations longer than one year. In developing the estimated revenue, the Company applies the allowable practical expedient and does not disclose information about remaining performance obligations that have original expected durations of one year or less.

Fiscal Year 2021 (remainder)	$5,180
Fiscal Year 2022	114,288
Fiscal Year 2023	78,137
Fiscal Year 2024	52,961
Fiscal Year 2025	39,012
Thereafter	54,444
$344,022

MADISON SQUARE GARDEN ENTERTAINMENT CORP.
NOTES TO CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS (UNAUDITED)
(Continued)
Note 4. Restructuring Charges
The Company’s operations have been disrupted since March 2020 due to the COVID-19 pandemic. As a direct response to this disruption, on August 4, 2020, the Company implemented cost savings initiatives in order to streamline operations and preserve liquidity. These measures included a reduction in full-time workforce of approximately 350 employees in August and 10 employees in November for a total expense of $21,299 for the nine months ended March 31, 2021 related to termination benefits provided to employees in the Entertainment reportable segment. These expenses are reported under the caption Restructuring charges in the accompanying consolidated and combined statements of operations.
The Company’s restructuring accrual activity through March 31, 2021 is as follows:

June 30, 2020	$—
Restructuring charges	21,299
Payments	(20,868)
March 31, 2021	$431
Note 5. Computation of Earnings per Common Share
The following table presents a reconciliation of weighted-average shares used in the calculations of basic and diluted earnings per common share attributable to the Company’s stockholders (“EPS”).

	Three Months Ended		Nine Months Ended
	March 31,		March 31,
	2021	2020	2021	2020
Net loss attributable to Madison Square Garden Entertainment Corp.’s stockholders (numerator):
Net loss attributable to Madison Square Garden Entertainment Corp.’s stockholders	$(79,610)	$(134,731)	$(294,314)	$(109,392)
Adjustment of redeemable noncontrolling interest to redemption value	(8,728)	—	(8,728)	—
Net loss attributable to Madison Square Garden Entertainment Corp.’s stockholders for EPS:	$(88,338)	$(134,731)	$(303,042)	$(109,392)

Weighted-average shares (denominator):
Weighted-average shares for basic EPS	24,169	23,992	24,217	23,992
Dilutive effect of shares issuable under share-based compensation plans (a)	—	—	—	—
Weighted-average shares for diluted EPS	24,169	23,992	24,217	23,992

Basic and diluted loss per common share attributable to Madison Square Garden Entertainment Corp.’s stockholders	$(3.66)	$(5.62)	$(12.51)	$(4.56)
_________________
(a)All restricted stock units and stock options were excluded from the above table because the Company reported a net loss for the periods presented and, therefore, their impact on reported loss per share would have been antidilutive. See Note 15 for further detail.

MADISON SQUARE GARDEN ENTERTAINMENT CORP.
NOTES TO CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS (UNAUDITED)
(Continued)
Note 6. Cash, Cash Equivalents and Restricted Cash
The following table provides a summary of the amounts recorded as cash, cash equivalents and restricted cash.

	As of
	March 31, 2021	June 30, 2020	March 31, 2020	June 30, 2019
Captions on the consolidated balance sheets:
Cash and cash equivalents	$1,277,698	$906,555	$1,002,843	$1,082,055
Restricted cash (a)	24,610	17,749	17,955	10,010
Cash, cash equivalents and restricted cash on the consolidated and combined statements of cash flows	$1,302,308	$924,304	$1,020,798	$1,092,065
_________________
(a)See Note 2 to the Company’s audited consolidated and combined financial statements and notes thereto for the year ended June 30, 2020 included in the Company’s Annual Report on Form 10-K for more information regarding the nature of restricted cash. In addition, the restricted cash balance as of March 31, 2021 included a deposit in a reserve account of approximately $6,500 associated with credit facilities of Tao Group Hospitality. See Note 13 for further details on the amendment to the Tao Senior Credit Agreement in August 2020.
Note 7. Investments in Nonconsolidated Affiliates
The Company’s investments in nonconsolidated affiliates, which are accounted for under the equity method of accounting and equity investments without readily determinable fair values in accordance with ASC Topic 323, Investments - Equity Method and Joint Ventures and ASC Topic 321, Investments - Equity Securities, respectively, consisted of the following:

	Ownership Percentage	Investment
March 31, 2021
Equity method investments:
SACO Technologies Inc. (“SACO”)	30%	$37,158
Others		6,532
Equity securities without readily determinable fair values (a)		3,500
Total investments in nonconsolidated affiliates		$47,190

June 30, 2020
Equity method investments:
SACO	30%	$40,461
Others		8,661
Equity securities without readily determinable fair values (a)		3,500
Total investments in nonconsolidated affiliates		$52,622
_________________

MADISON SQUARE GARDEN ENTERTAINMENT CORP.
NOTES TO CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS (UNAUDITED)
(Continued)
(a)In accordance with the ASC Topic 321, Investments - Equity Securities, the Company applies the measurement alternative to its equity investments without readily determinable fair values. Under the measurement alternative, equity securities without readily determinable fair values are accounted for at cost, adjusted for impairment and changes resulting from observable price fluctuations in orderly transactions for the identical or a similar investment of the same issuer. For the three and nine months ended March 31, 2021, the Company did not have impairment charges or change in carrying value recorded to its equity securities without readily determinable fair values. For the nine months ended March 31, 2020, the Company recorded an impairment charge of $533 to an equity investment without readily determinable fair value.

Equity Investments with Readily Determinable Fair Value
In addition to the investments discussed above, the Company holds investments of (i) 3,208 shares of the common stock of Townsquare Media, Inc. (“Townsquare”), and (ii) 869 shares of common stock of DraftKings Inc. (“DraftKings”). Townsquare is a media, entertainment and digital marketing solutions company that is listed on the New York Stock Exchange (“NYSE”) under the symbol “TSQ.” DraftKings is a fantasy sports contest and sports gambling provider that is listed on the NASDAQ Stock Market (“NASDAQ”) under the symbol “DKNG” for its common stock. The fair value of the Company’s investments in Townsquare and DraftKings are determined based on quoted market prices in active markets on the NYSE and NASDAQ, respectively, which are classified within Level I of the fair value hierarchy.
The cost basis and the carrying fair value of these investments, which are reported under Other assets in the accompanying consolidated balance sheets as of March 31, 2021 and June 30, 2020, are as follows:

	March 31, 2021
Equity Investment with Readily Determinable Fair Values	Shares / Units Held	Cost Basis	Carrying value / Fair value
Townsquare common stock	3,208	$23,222	$34,423
DraftKings common stock	869	5,835	53,325
Total		$29,057	$87,748

	June 30, 2020
Equity Investment with Readily Determinable Fair Values	Shares / Units Held	Cost Basis	Carrying value / Fair value
Townsquare common stock	3,208	$23,222	$14,340
DraftKings common stock	1,280	8,798	42,589
DraftKings warrants	9	22	132
Total		$32,042	$57,061

MADISON SQUARE GARDEN ENTERTAINMENT CORP.
NOTES TO CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS (UNAUDITED)
(Continued)
The following table summarizes the realized and unrealized gains (loss) on equity investments with readily determinable fair value for the three and nine months ended March 31, 2021 and 2020:

	Three Months Ended		Nine Months Ended
	March 31,		March 31,
	2021	2020	2021	2020
Unrealized gain (loss) — Townsquare	$13,057	$(17,195)	$20,083	$(2,471)
Unrealized gain — DraftKings	12,842	—	34,906	—
Realized gain (loss) — DraftKings	332	—	(2,327)	—
	$26,231	$(17,195)	$52,662	$(2,471)

Supplemental information on realized gain:
Shares of common stock sold — DraftKings	25	—	420	—
Cash proceeds from common stock sold — DraftKings	$1,496	$—	$22,079	$—

Note 8. Property and Equipment
As of March 31, 2021 and June 30, 2020, property and equipment consisted of the following assets:

	March 31, 2021	June 30, 2020
Land	$150,445	$141,638
Buildings	995,114	993,206
Equipment	368,469	345,314
Aircraft	38,090	38,090
Furniture and fixtures	41,742	42,389
Leasehold improvements	169,339	170,585
Construction in progress	988,144	685,382
	2,751,343	2,416,604
Less accumulated depreciation and amortization	(835,635)	(770,489)
	$1,915,708	$1,646,115
The increase in Construction in progress is primarily associated with the development and construction of MSG Sphere in Las Vegas and to a lesser extent, MSG Sphere in London. The property and equipment balances above include $64,974 and $78,618 of capital expenditure accruals as of March 31, 2021 and June 30, 2020, respectively, which are reflected in Other accrued liabilities in the accompanying consolidated balance sheets.
Depreciation and amortization expense on property and equipment was $20,727 and $22,471 for the three months ended March 31, 2021 and 2020, respectively. For the nine months ended March 31, 2021 and 2020, depreciation and amortization expense on property and equipment was $65,416 and $68,876, respectively.
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
As of March 31, 2021, the Company’s existing operating leases, which are recorded on the accompanying financial statements, have remaining lease terms ranging from 1.25 years to 19.75 years. In certain instances, leases include options to renew, with varying option terms in each case. The exercise of lease renewal options is generally at the Company’s discretion and is considered in the Company’s assessment of the respective lease term. The Company’s lease agreements do not contain material residual value guarantees or material restrictive covenants.

MADISON SQUARE GARDEN ENTERTAINMENT CORP.
NOTES TO CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS (UNAUDITED)
(Continued)
The following table summarizes the ROU assets and lease liabilities recorded on the Company’s consolidated balance sheets as of March 31, 2021 and June 30, 2020:

	Line Item in the Company’s Consolidated Balance Sheet	March 31, 2021	June 30, 2020
Right-of-use assets:
Operating leases	Right-of-use lease assets	$211,371	$220,328
Lease liabilities:
Operating leases, current	Operating lease liabilities, current	$58,415	$53,388
Operating leases, noncurrent	Operating lease liabilities, noncurrent	168,461	174,219
Total lease liabilities		$226,876	$227,607
The following table summarizes the activity recorded within the Company’s consolidated and combined statements of operations for the three and nine months ended March 31, 2021 and 2020:

		Three Months Ended
	Line Item in the Company’s Consolidated and Combined Statement of Operations	March 31,
		2021	2020
Operating lease cost	Direct operating expenses	$6,959	$8,099
Operating lease cost	Selling, general and administrative expenses	5,047	5,374
Variable lease cost	Direct operating expenses	367	(23)
Variable lease cost	Selling, general and administrative expenses	14	13
Total lease cost		$12,387	$13,463

		Nine Months Ended
	Line Item in the Company’s Consolidated and Combined Statement of Operations	March 31,
		2021	2020
Operating lease cost	Direct operating expenses	$19,911	$24,406
Operating lease cost	Selling, general and administrative expenses	15,171	15,092
Short-term lease cost	Direct operating expenses	—	348
Variable lease cost	Direct operating expenses	914	2,433
Variable lease cost	Selling, general and administrative expenses	52	40
Total lease cost		$36,048	$42,319
Supplemental Information
For the nine months ended March 31, 2021 and 2020, cash paid for amounts included in the measurement of lease liabilities was $36,313 and $40,807, respectively. For the nine months ended March 31, 2021, the Company recorded new operating lease liabilities of $23,830 arising from obtaining right-of-use lease assets for five locations associated with venues of Tao Group Hospitality. For the nine months ended March 31, 2020, the Company recorded new operating lease liabilities of $16,765 arising from obtaining right-of-use lease assets for three locations associated with venues of Tao Group Hospitality.
During the three and nine months ended March 31, 2020, a non-cash impairment charge of $11,573 was recorded for the right-of-use lease assets associated with one venue of Tao Group Hospitality.
The weighted average remaining lease term for operating leases recorded on the accompanying consolidated balance sheet as of March 31, 2021 was 6.6 years. The weighted average discount rate was 8.96% as of March 31, 2021 and represented the Company’s estimated incremental borrowing rate, assuming a secured borrowing, based on the remaining lease term at the time of either (i) adoption of the standard or (ii) the period in which the lease term expectation was modified.

MADISON SQUARE GARDEN ENTERTAINMENT CORP.
NOTES TO CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS (UNAUDITED)
(Continued)
Maturities of operating lease liabilities as of March 31, 2021 are as follows:

Fiscal Year 2021 (remainder)	$12,192
Fiscal Year 2022	61,997
Fiscal Year 2023	59,399
Fiscal Year 2024	40,696
Fiscal Year 2025	25,565
Thereafter	121,931
Total lease payments	321,780
Less imputed interest	94,904
Total lease liabilities	$226,876
Lessor Arrangements
In connection with the Entertainment Distribution, the Company entered into Arena License Agreements with MSG Sports that, among other things, require the Knicks and the Rangers to play their home games at The Garden in exchange for fixed annual license fees scheduled to be paid monthly over the term of the agreements. The Company accounts for these license fees as operating lease revenue given that the Company provides MSG Sports with the right to direct the use of and obtain substantially all of the economic benefit from The Garden during Knicks and Rangers home games. Operating lease revenue is recognized on a straight-line basis over the lease term, adjusted pursuant to the terms of the Arena License Agreements. In the case of the Arena License Agreements, the lease terms relate to non-consecutive periods of use when MSG Sports uses The Garden for their professional sports teams’ home games, and operating lease revenue is therefore recognized ratably as events occur.
The Arena License Agreements provide that license fees are not required to be paid by MSG Sports during periods when The Garden is unavailable for use due to a force majeure event. As a result of government-mandated suspension of events at The Garden beginning on March 13, 2020 due to the impact of the COVID-19 pandemic, The Garden was not available for use by MSG Sports from the effective date of the Arena License Agreements through the first quarter of Fiscal Year 2021, and, accordingly, the Company did not record any operating lease revenue for this arrangement during the first quarter of Fiscal Year 2021. Starting December 2020, The Garden reopened for games of the Knicks and the Rangers but initially fans were not permitted to attend due to governmental restrictions. The restrictions were partially lifted during February 2021 with limited fans permitted to attend (10% capacity). Through March 31, 2021, the Knicks and the Rangers played a total of 42 games at The Garden and the Company recorded $11,443 and $13,028 of revenues under the Arena License Agreements for the three and nine months ended March 31, 2021, respectively. In addition, the Company recorded related party sublease and third-party lease revenues of $743 and $2,239 for the three and nine months ended March 31, 2021, respectively.
Note 10. Goodwill and Intangible Assets
See Note 10 to the Company’s audited consolidated and combined financial statements and notes thereto for the year ended June 30, 2020 included in the Company’s Annual Report on Form 10-K regarding the details of the $88,583 goodwill impairment in the Tao Group Hospitality segment in Fiscal Year 2020. The carrying amount of goodwill as of March 31, 2021 and June 30, 2020 was $74,309, all of which is within the Entertainment segment. During the first quarter of Fiscal Year 2021, the Company performed its annual impairment test of goodwill and determined that there were no impairments of goodwill identified as of the impairment test date.
The carrying amount of indefinite-lived intangible assets, all of which are within the Entertainment segment, as of March 31, 2021 and June 30, 2020 were as follows:

Trademarks	$61,881
Photographic related rights	1,920
Total	$63,801
During the first quarter of Fiscal Year 2021, the Company performed its annual impairment test of indefinite-lived intangible assets and determined that there were no impairments of indefinite-lived intangibles identified as of the impairment test date.

MADISON SQUARE GARDEN ENTERTAINMENT CORP.
NOTES TO CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS (UNAUDITED)
(Continued)
The Company’s intangible assets subject to amortization are as follows:

March 31, 2021	Gross	Accumulated Amortization	Net
Trade names	$97,530	$(24,217)	$73,313
Venue management contracts (a)	62,000	(16,176)	45,824
Non-compete agreements	9,000	(6,522)	2,478
Festival rights	8,080	(2,561)	5,519
Other intangibles	4,217	(3,744)	473
	$180,827	$(53,220)	$127,607

June 30, 2020	Gross	Accumulated Amortization	Net
Trade names (b)	$97,530	$(20,774)	$76,756
Venue management contracts	79,000	(15,590)	63,410
Non-compete agreements	9,000	(5,348)	3,652
Festival rights	8,080	(2,156)	5,924
Other intangibles	4,217	(3,533)	684
	$197,827	$(47,401)	$150,426
_________________
(a)During the three and nine months ended March 31, 2021, the Company recorded $14,280 of accelerated amortization expense for certain venue management contracts as a result of Tao Group Hospitality converting certain venues to operating leases that were previously under management contracts.
(b)During the three and nine months ended March 31, 2020, the company recorded a non-cash impairment charge of $3,541 associated with one venue within Tao Group Hospitality.
Amortization expense for intangible assets was $17,051 and 3,074 for the three months ended March 31, 2021 and 2020, respectively. For the nine months ended March 31, 2021 and 2020, amortization expense for intangible assets was $22,819 and $10,923, respectively.
Note 11. Commitments and Contingencies
Commitments
As more fully described in Note 11 to the Company’s audited consolidated and combined financial statements and notes thereto for the year ended June 30, 2020 included in the Company’s Annual Report on Form 10-K, the Company’s commitments consist primarily of long-term noncancelable operating lease agreements primarily for Company venues, including Tao Group Hospitality venues, and various corporate offices. See Note 9 for more details about the lease liabilities. Except for (i) the National Properties Term Loan Facility entered into in November 2020, (ii) the cancellation in November 2020 of the separate delayed draw term loan credit agreements (the “DDTL Facilities”) entered into on April 17, 2020 between a wholly-owned subsidiary of the Company as lender and each of MSG NYK Holdings, LLC and MSG NYR Holdings, LLC, subsidiaries of MSG Sports and (iii) commitments of approximately $51,400 associated with equipment and other development costs, the Company did not have any material changes in its contractual obligations since the end of Fiscal Year 2020 other than activities in the ordinary course of business. See Notes 13 and 18 for further details of the National Properties Term Loan Facility repayment requirements and the cancellation of the DDTL Facilities, respectively.

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
Note 12. Fair Value Measurements
The following table presents the Company’s assets that are measured at fair value within Level I of the fair value hierarchy on a recurring basis using observable inputs that reflect quoted prices for identical assets in active markets. These assets include (i) cash equivalents in money market accounts, time deposits and U.S. treasury bills, (ii) short-term investments in term deposits and U.S. treasury bills, (iii) notes receivable, and (iv) equity investments with readily determinable fair value:

	Line Item on Consolidated Balance Sheet	March 31, 2021	June 30, 2020
Assets:
Money market accounts (a)	Cash and cash equivalents	$246,188	$—
Time deposits (a)	Cash and cash equivalents	591,254	777
U.S. treasury bills (a)	Cash and cash equivalents	50,009	999,887
Term deposits (b)	Short-term investments	—	37,250
U.S. treasury bills (b)	Short-term investments	—	299,942
Notes receivable (b)	Other current assets	—	6,328
Equity investments with readily determinable fair value (c)	Other assets	87,748	57,061
Total assets measured at fair value		$975,199	$1,401,245
_________________
(a)The carrying amount of the Company’s cash equivalents in money market accounts, time deposits, and U.S. treasury bills approximate fair value due to their short-term maturities.
(b)As of June 30, 2020, the Company’s short-term investments consisted of investments that (i) had original maturities of greater than three months and (ii) could be converted into cash by the Company within one year. In addition, the Company’s notes receivable were invested with a banking institution as collateral for issuances of letters of credit. The Company’s notes receivable and short-term investments in term deposits were carried at cost, including interest accruals, which approximated fair value and were classified within Level I of the fair value hierarchy.
(c)See Note 7 for more information on the Company’s equity investments with readily determinable fair value in Townsquare and DraftKings.
In addition to the table above, the carrying value and fair value of the Company’s financial instruments reported in the accompanying consolidated balance sheets are as follows:

	March 31, 2021		June 30, 2020
	Carrying Value	Fair Value	Carrying Value	Fair Value
Liabilities
Current and non-current portion of long-term debt under National Properties Term Loan Facility (a)	$648,375	$671,068	$—	$—
Current and non-current portion of long term debt under Tao Credit Facilities (a)	44,500	44,560	33,750	32,367
_________________
(a) On May 23, 2019, Tao Group Intermediate Holdings LLC and Tao Group Operating LLC entered into a $40,000 five-year term loan facility and a $25,000 five-year term revolving facility. In November 2020, MSG National Properties and certain subsidiaries of the Company entered into the National Properties Term Loan Facility, providing a five-year $650,000 term loan facility. The Company’s long-term debt is classified within Level II of the fair value hierarchy as it is valued using

MADISON SQUARE GARDEN ENTERTAINMENT CORP.
NOTES TO CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS (UNAUDITED)
(Continued)
quoted indices of similar securities for which the inputs are readily observable. See Note 13 for more information and outstanding balances on this long-term debt.
Note 13. Credit Facilities
Tao Credit Facilities
On May 23, 2019, Tao Group Intermediate Holdings LLC (“TAOIH” or “Intermediate Holdings”) and Tao Group Operating LLC (“TAOG” or “Senior Borrower”), entered into a credit agreement (the “Tao Senior Credit Agreement”) with JPMorgan Chase Bank, N.A., as administrative agent, collateral agent and a letter of credit issuer, and the lenders party thereto. Together the Tao Senior Credit Agreement and a $49,000 intercompany subordinated credit agreement that matures in August 2024 (the “Tao Subordinated Credit Agreement”) between a subsidiary of the Company and Tao Group Sub-Holdings LLC, a subsidiary of Tao Group Hospitality, replaced the Senior Borrower’s prior credit agreement dated January 31, 2017 (“2017 Tao Credit Agreement”). On June 15, 2020, the Company entered into the second amendment to the Tao Subordinated Credit Agreement, which provided an additional $22,000 of intercompany loan borrowing availability under the Tao Subordinated Credit Agreement. The net intercompany loan outstanding balances under the Tao Subordinated Credit Agreement, as amended, were $62,000 and $49,000 as of March 31, 2021 and June 30, 2020, respectively. The balances and interest-related activities pertaining to the Tao Subordinated Credit Agreement, as amended, have been eliminated in the consolidated and combined financial statements in accordance with ASC Topic 810, Consolidation.
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
The Tao Senior Credit Agreement requires TAOIH to comply with a maximum total leverage ratio of 4.00:1.00 and a maximum senior leverage ratio of 3.00:1.00 from the closing date until December 31, 2021 and a maximum total leverage ratio of 3.50:1.00 and a maximum senior leverage ratio of 2.50:1.00 from and after December 31, 2021. In addition, there is a minimum fixed charge coverage ratio of 1.25:1.00 for TAOIH. On August 6, 2020, TAOG and TAOIH entered into an amendment to the Tao Senior Credit Agreement, which suspended the application of the financial maintenance covenants thereunder, modified certain restrictive covenants therein through December 31, 2021, modified the applicable interest rates and increased the minimum liquidity requirement for the outstanding balance of $33,750 under the Tao Term Loan Facility and for the $25,000 availability under the Tao Revolving Credit Facility. In addition, in connection with the amendment, the Company, through its direct wholly owned subsidiary, MSG Entertainment Group, entered into a guarantee and reserve account agreement (i) to guarantee the obligations of TAOG under the Tao Senior Credit Agreement, (ii) to establish and grant a security interest in a reserve account that initially held a deposit of approximately $9,800 and (iii) with a covenant to maintain a minimum liquidity requirement of no less than $75,000 at all times. The balance held in the reserve account was approximately $6,500 as of March 31, 2021. As of March 31, 2021, TAOG, TAOIH and the restricted subsidiaries were in compliance with the covenants of the Tao Senior Credit Agreement.
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

MADISON SQUARE GARDEN ENTERTAINMENT CORP.
NOTES TO CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS (UNAUDITED)
(Continued)
Borrowings under the Tao Senior Credit Agreement bear interest at a floating rate, which at the option of the Senior Borrower may be either (a) a base rate plus an additional rate ranging from 1.50% to 2.50% per annum (determined based on a total leverage ratio) (the “Base Rate”), or (b) a Eurocurrency rate plus an additional rate ranging from 2.50% to 3.50% per annum (determined based on a total leverage ratio) (the “Eurocurrency Rate”), provided that through December 31, 2021, the additional rate used in calculating the floating rate is (i) 1.50% per annum for borrowings bearing the Base Rate, and (ii) 2.50% per annum for borrowings bearing the Eurocurrency Rate. The Tao Senior Credit Agreement requires TAOG to pay a commitment fee of 0.50% in respect of the daily unused commitments under the Tao Revolving Credit Facility. TAOG is also required to pay customary letter of credit fees, as well as fronting fees, to banks that issue letters of credit pursuant to the Tao Senior Credit Agreement. The interest rate on the Tao Senior Credit Agreement as of March 31, 2021 was 2.61%. There was $14,500 and zero borrowing outstanding under the Tao Revolving Credit Facility as of March 31, 2021 and June 30, 2020, respectively. Tao Group Hospitality utilized $750 of the Tao Revolving Credit Facility for issuance of letters of credit and the remaining borrowing available as of March 31, 2021 was $9,750.
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
Subject to customary notice and minimum amount conditions, the Company may voluntarily prepay outstanding loans under the National Properties Term Loan Facility at any time, in whole or in part (subject to customary breakage costs with respect to LIBOR loans) subject to a prepayment premium equal to (i) for the initial 18 month period following the facility’s effective date, 2.0% of the principal amount prepaid plus the amount of interest that would have been payable on such principal amount

MADISON SQUARE GARDEN ENTERTAINMENT CORP.
NOTES TO CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS (UNAUDITED)
(Continued)
from the date of such prepayment through the end of such 18-month period, (ii) after the initial 18 month period but on or prior to the three year anniversary of the effective date, 2.0% of the principal amount prepaid, (iii) after the three year anniversary but on or prior to the four year anniversary of the effective date, 1.0% of the principal amount prepaid and (iv) after the 4th anniversary, 0%. The principal obligations under the National Properties Term Loan Facility are to be repaid in quarterly installments in an aggregate amount equal to 1.00% per annum (0.25% per quarter), with the balance due at the maturity of the facility. The National Properties Term Loan Facility will mature on November 12, 2025. Borrowings under the National Properties Term Loan Facility bear interest at a floating rate, which at the option of MSG National Properties may be either (i) a base rate plus a margin of 5.25% per annum or (ii) LIBOR, with a floor of 0.75%, plus a margin of 6.25% per annum. The interest rate on the National Properties Term Loan Facility as of March 31, 2021 was 7.00%.
All obligations under the National Properties Term Loan Facility are guaranteed by MSG Entertainment Group and MSG National Properties’ existing and future direct and indirect domestic subsidiaries, other than the subsidiaries that own The Garden, BCE and certain other excluded subsidiaries (the “Subsidiary Guarantors”). All obligations under the National Properties Term Loan Facility, including the guarantees of those obligations, are secured by certain of the assets of MSG National Properties and the Subsidiary Guarantors (collectively, “Collateral”) including, but not limited to, a pledge of some or all of the equity interests held directly or indirectly by MSG National Properties in each Subsidiary Guarantor. The Collateral does not include, among other things, any interests in The Garden or the leasehold interests in Radio City Music Hall and the Beacon Theatre. Under certain circumstances, MSG National Properties is required to make mandatory prepayments on loans outstanding, including prepayments in an amount equal to a specified percentage of excess cash flow in any fiscal year and prepayments in an amount equal to the net cash proceeds of certain sales of assets or casualty insurance and/or condemnation recoveries (subject to certain reinvestment, repair or replacement rights), in each case subject to certain exceptions.
In addition to the minimum liquidity covenant, the National Properties Term Loan Facility and the related security agreement contain certain customary representations and warranties, affirmative and negative covenants and events of default. The National Properties Term Loan Facility contains certain restrictions on the ability of MSG National Properties and its restricted subsidiaries to take certain actions as provided in (and subject to various exceptions and baskets set forth in) the National Properties Term Loan Facility, including the following: (i) incur additional indebtedness; (ii) create liens on certain assets; (iii) make investments, loans or advances in or to other persons; (iv) pay dividends and distributions or repurchase capital stock (which will restrict the ability of MSG National Properties to make cash distributions to the Company); (v) repay, redeem or repurchase certain indebtedness; (vi) change its lines of business; (vii) engage in certain transactions with affiliates; (viii) amend their respective organizational documents; (ix) merge or consolidate; and (x) make certain dispositions. As of March 31, 2021, MSG National Properties and its restricted subsidiaries were in compliance with the covenants of the National Properties Term Loan Facility.
As of March 31, 2021, the principal repayments required for the next five years under the National Properties Term Loan Facility are as follows:

Fiscal Year 2021 (remainder)	$1,625
Fiscal Year 2022	6,500
Fiscal Year 2023	6,500
Fiscal Year 2024	6,500
Fiscal Year 2025	6,500
Thereafter	620,750
$648,375

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

MADISON SQUARE GARDEN ENTERTAINMENT CORP.
NOTES TO CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS (UNAUDITED)
(Continued)
The following table summarizes the outstanding balances under the Tao Term Loan Facility, the Tao Revolving Credit Facility and the National Properties Term Loan Facility, as well as the related deferred financing costs in the accompanying consolidated balance sheets as of March 31, 2021 and June 30, 2020.

	March 31, 2021			June 30, 2020
	Principal	Unamortized Deferred Financing Costs	Net (a)	Principal	Unamortized Deferred Financing Costs	Net (a)
Current portion
Tao Term Loan Facility	$5,000	$(239)	$4,761	$5,000	$(208)	$4,792
National Properties Term Loan Facility	6,500	(6,783)	(283)	—	—	—
Current portion of long-term debt, net of deferred financing costs (a)	$11,500	$(7,022)	$4,478	$5,000	$(208)	$4,792

	March 31, 2021			June 30, 2020
	Principal	Unamortized Deferred Financing Costs	Net (a)	Principal	Unamortized Deferred Financing Costs	Net (a)
Noncurrent portion
Tao Term Loan Facility	$25,000	$(535)	$24,465	$28,750	$(624)	$28,126
Tao Revolving Credit Facility (b)	14,500	—	14,500	—	—	—
National Properties Term Loan Facility (a)	641,875	(24,521)	617,354	—	—	—
Long-term debt, net of deferred financing costs	$681,375	$(25,056)	$656,319	$28,750	$(624)	$28,126
_________________
(a)In addition to the outstanding balance associated with the Tao Term Loan Facility, the Tao Revolving Credit Facility and the National Properties Term Loan Facility disclosed above, the Company’s long-term debt, net of deferred financing costs in the accompanying consolidated balance sheets also includes $637 related to a note with respect to a loan received by BCE from its noncontrolling interest holder as of March 31, 2021 and June 30, 2020.
(b)Unamortized deferred financing costs associated with Tao Revolving Credit Facility are presented under the captions Other current assets and Other assets in the accompanying consolidated balance sheets.
Supplemental cash flows information
During the nine months ended March 31, 2021 and 2020, interest payments and loan principal repayments made by the Company under the Tao Senior Credit Agreement for term loan and revolving credit facilities and National Properties Term Loan Facility were as follows:

	Interest Payments		Loan Principal Repayments
	Nine Months Ended		Nine Months Ended
	March 31, 2021	March 31, 2020	March 31, 2021	March 31, 2020
Tao Senior Credit Agreement	$826	$1,531	$3,750	$20,000
National Properties Term Loan Facility	11,643	—	1,625	—
	$12,469	$1,531	$5,375	$20,000

MADISON SQUARE GARDEN ENTERTAINMENT CORP.
NOTES TO CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS (UNAUDITED)
(Continued)
Note 14. Pension Plans and Other Postretirement Benefit Plan
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
Defined Benefit Pension Plans and Postretirement Benefit Plan
The following tables present components of net periodic benefit cost for the Pension Plans and Postretirement Plan included in the accompanying consolidated and combined statements of operations for the three and nine months ended March 31, 2021 and 2020. Service cost is recognized in direct operating expenses and selling, general and administrative expenses. All other components of net periodic benefit cost are reported in miscellaneous expense, net.

	Pension Plans		Postretirement Plan
	Three Months Ended		Three Months Ended
	March 31,		March 31,
	2021	2020	2021	2020
Service cost	$20	$24	$13	$18
Interest cost	845	1,326	10	28
Expected return on plan assets	(1,324)	(1,330)	—	—
Recognized actuarial loss	270	339	20	3
Settlement loss recognized	—	67	—	—
Net periodic benefit cost	$(189)	$426	$43	$49
Contributory charge to MSG Sports for participation in the Shared Plans and allocation of costs related to the corporate employees (a)	—	(62)	—	(8)
Net periodic benefit cost reported in consolidated and combined statements of operations	$(189)	$364	$43	$41

	Pension Plans		Postretirement Plan
	Nine Months Ended		Nine Months Ended
	March 31,		March 31,
	2021	2020	2021	2020
Service cost	$62	$72	$39	$53
Interest cost	2,535	3,982	30	83
Expected return on plan assets	(3,972)	(3,989)	—	—
Recognized actuarial loss	872	1,019	60	8
Settlement loss recognized	—	67	—	—
Net periodic (benefit) cost	$(503)	$1,151	$129	$144
Contributory charge to MSG Sports for participation in the Shared Plans and allocation of costs related to the corporate employees (a)	—	(164)	—	(25)
Net periodic (benefit) cost reported in consolidated and combined statements of operations	$(503)	$987	$129	$119
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
Defined Contribution Pension Plans
For the three and nine months ended March 31, 2021 and 2020, expenses related to the Savings Plans and Union Savings Plan included in the accompanying consolidated and combined statements of operations are as follows:

Savings Plans				Union Savings Plan
Three Months Ended		Nine Months Ended		Three Months Ended		Nine Months Ended
March 31,		March 31,		March 31,		March 31,
2021	2020 (a)	2021	2020 (a)	2021	2020	2021	2020
$(214)	$(1,307)	$2,433	$3,288	$17	$469	$36	$522
_________________

(a)The amounts include a benefit of $782 and an expense of $970 related to MSG Sports’ corporate employees which were allocated to the Company during the three and nine months ended March 31, 2020, respectively.
Note 15. Share-based Compensation
See Note 15 to the Company’s audited consolidated and combined financial statements and notes thereto for the year ended June 30, 2020 included in the Company’s Annual Report on Form 10-K for more information regarding MSG Sports equity award programs (the “MSG Sports Stock Plans”) and MSG Entertainment equity award programs.
Share-based compensation expense was $8,113 and $8,836 for the three months ended March 31, 2021 and 2020, respectively, and $43,204 and $29,294 for the nine months ended March 31, 2021 and 2020, respectively. In addition, capitalized share-based compensation expense was $4,541 and $3,790 for the nine months ended March 31, 2021 and 2020, respectively. These amounts reflect only the expenses for the awards provided to the Company’s direct employees, net of expenses related to the Company’s corporate employees who participate in the MSG Sports Stock Plans that were charged to MSG Sports. The Company recorded previously unrecognized share-based compensation expense of $11,129 for the nine months ended March 31, 2021 associated with the cancellation of certain awards pursuant to a settlement agreement related to an executive.

MADISON SQUARE GARDEN ENTERTAINMENT CORP.
NOTES TO CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS (UNAUDITED)
(Continued)
Restricted Stock Units Award Activity
The following table summarizes activity related to holders (including the Company and MSG Sports employees) of the Company’s restricted stock units and performance restricted stock units, collectively referred to as “RSUs,” for the nine months ended March 31, 2021:

	Number of		Weighted-Average Fair Value Per Share at Date of Grant
	Nonperformance Based Vesting RSUs (In Thousands)	Performance Based Vesting RSUs (In Thousands)
Unvested award balance, June 30, 2020	277	328	$75.34
Granted	387	328	$71.60
Vested	(157)	(106)	$70.84
Forfeited	(36)	(40)	$72.68
Cancelled	—	(32)	$88.58
Unvested award balance, March 31, 2021	471	478	$73.53
The fair value of RSUs that vested during the nine months ended March 31, 2021 was $20,251. Upon delivery, RSUs granted under the Employee Stock Plan were net share-settled to cover the required statutory tax withholding obligations. To fulfill the employees’ required statutory tax withholding obligations for the applicable income and other employment taxes, 82 of these RSUs, with an aggregate value of $6,060, were retained by the Company during the nine months ended March 31, 2021, of which 8 of these RSUs, with an aggregate value of $575, related to MSG Sports employees.
Stock Options Award Activity
The following table summarizes activity related to the Company’s stock options held by employees for the nine months ended March 31, 2021:

	Number of Time Vesting Options (In Thousands)	Weighted-Average Exercise Price Per Share	Weighted-Average Remaining Contractual Term (In Years)	Aggregate Intrinsic Value (In Thousands)
Balance as of June 30, 2020	543	$99.68
Cancelled	(449)	$107.07
Balance as of March 31, 2021	94	$64.36	6.71	$1,636
Exercisable as of March 31, 2021	94	$64.36	6.71	$1,636

MADISON SQUARE GARDEN ENTERTAINMENT CORP.
NOTES TO CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS (UNAUDITED)
(Continued)
Note 16. Accumulated Other Comprehensive Loss
The following table details the components of accumulated other comprehensive loss:

	Three Months Ended March 31, 2021
	Pension Plans and Postretirement Plan	Cumulative Translation Adjustments	Accumulated Other Comprehensive Loss
Balance as of December 31, 2020	$(38,680)	$13,299	$(25,381)
Other comprehensive income before reclassifications	—	1,499	1,499
Amounts reclassified from accumulated other comprehensive loss (a)	290	—	290
Other comprehensive income	290	1,499	1,789
Balance as of March 31, 2021	$(38,390)	$14,798	$(23,592)

	Three Months Ended March 31, 2020
	Pension Plans and Postretirement Plan	Cumulative Translation Adjustments	Accumulated Other Comprehensive Loss
Balance as of December 31, 2019	$(41,395)	$8,325	$(33,070)
Other comprehensive income before reclassifications	—	(19,946)	(19,946)
Amounts reclassified from accumulated other comprehensive loss (a)	409	—	409
Other comprehensive income	409	(19,946)	(19,537)
Balance as of March 31, 2020	$(40,986)	$(11,621)	$(52,607)

	Nine Months Ended March 31, 2021
	Pension Plans and Postretirement Plan	Cumulative Translation Adjustments	Accumulated Other Comprehensive Loss
Balance as of June 30, 2020	$(39,322)	$(12,535)	$(51,857)
Other comprehensive income before reclassifications	—	27,333	27,333
Amounts reclassified from accumulated other comprehensive loss (a)	932	—	932
Other comprehensive income	932	27,333	28,265
Balance as of March 31, 2021	$(38,390)	$14,798	$(23,592)

MADISON SQUARE GARDEN ENTERTAINMENT CORP.
NOTES TO CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS (UNAUDITED)
(Continued)

	Nine Months Ended March 31, 2020
	Pension Plans and Postretirement Plan	Cumulative Translation Adjustments	Accumulated Other Comprehensive Loss
Balance as of June 30, 2019	$(42,080)	$(4,843)	$(46,923)
Other comprehensive income before reclassifications	—	(6,778)	(6,778)
Amounts reclassified from accumulated other comprehensive loss (a)	1,094	—	1,094
Other comprehensive income	1,094	(6,778)	(5,684)
Balance as of March 31, 2020	$(40,986)	$(11,621)	$(52,607)
________________
(a)Amounts reclassified from accumulated other comprehensive loss represent the amortization of net actuarial loss and net unrecognized prior service credit included in net periodic benefit cost, which is reflected under Miscellaneous income (expense), net in the accompanying consolidated and combined statements of operations.
Note 17. Income Taxes
For the periods prior to the Entertainment Distribution, the Company did not file separate tax returns as the Company was included in the tax grouping of other MSG Sports entities within the respective entity’s tax jurisdiction. The income tax provision included in these periods has been calculated using the separate return basis, as if the Company filed a separate tax return.
Income tax benefit for the three months ended March 31, 2021 of $11,859 differs from income tax benefit derived from applying the statutory federal rate of 21% to the pretax loss primarily due to tax expenses of (i) $15,987 related to an increase in valuation allowance, (ii) $1,592 related to noncontrolling interests, (iii) $593 resulting from nondeductible officers’ compensation, partially offset by state income tax benefit of $10,147.
Income tax benefit for the nine months ended March 31, 2021 of $11,373 differs from income tax benefit derived from applying the statutory federal rate of 21% to the pretax loss primarily due to tax expenses of (i) $80,238 related to an increase in valuation allowance, (ii) $3,432 related to noncontrolling interests, (iii) $2,337 resulting from the acceleration of share-based compensation expense in connection with the cancellation of certain awards, and (iv) $2,262 resulting from nondeductible officers’ compensation, partially offset by state income tax benefit of $32,666.
For the nine months ended March 31, 2021, the Company made income tax payments of $15,526 related to taxable income recognized in the fourth quarter of Fiscal Year 2020.
Income tax benefit for the three months ended March 31, 2020 of $10,126 differs from income tax benefits derived from applying the statutory federal rate of 21% to the pretax loss primarily due to (i) a tax expense of $30,968 related to an increase in valuation allowance, (ii) a tax expense of $5,488 related to noncontrolling interests, and (iii) a tax expense of $1,296 resulting from nondeductible officers’ compensation, partially offset by state income tax benefit of $14,755.
Income tax benefits for the nine months ended March 31, 2020 of $8,686 differs from income tax benefits derived from applying the statutory federal rate of 21% to the pretax loss primarily due to (i) a tax expense of $22,043 related to an increase in valuation allowance, (ii) a tax expense of $5,332 related to noncontrolling interests, and (iii) a tax expense of $3,846 resulting from nondeductible officers’ compensation, partially offset by state income tax benefits of $10,432 and excess tax benefit of $2,067 related to share-based compensation awards.
The Company’s estimated Federal net operating loss carryforward as of March 31, 2021 was approximately $350,000.
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

MADISON SQUARE GARDEN ENTERTAINMENT CORP.
NOTES TO CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS (UNAUDITED)
(Continued)
On April 19, 2021, the State of New York enacted a corporate tax rate increase that will become effective starting with the fiscal year ending June 30, 2022. The impact of enacted tax changes is recognized in the period of enactment. Accordingly, the Company will remeasure deferred tax assets and liabilities at the higher applicable tax rate in the fourth quarter of Fiscal Year 2021.
Note 18. Related Party Transactions
As of March 31, 2021, members of the Dolan family including trusts for members of the Dolan family (collectively, the “Dolan Family Group”), for purposes of Section 13(d) of the Securities Exchange Act of 1934, as amended, collectively beneficially owned 100% of the Company’s outstanding Class B Common Stock and approximately 3.1% of the Company’s outstanding Class A Common Stock. Such shares of the Company’s Class A Common Stock and Class B Common Stock, collectively, represent approximately 70.7% of the aggregate voting power of the Company’s outstanding common stock. Members of the Dolan family are also the controlling stockholders of MSG Sports, MSG Networks and AMC Networks Inc. (“AMC Networks”).
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
As of March 31, 2021 and June 30, 2020, BCE had $637 of notes payable with respect to a loan received by BCE from its noncontrolling interest holder. See Note 13 for further information.

MADISON SQUARE GARDEN ENTERTAINMENT CORP.
NOTES TO CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS (UNAUDITED)
(Continued)
The Company has also entered into certain commercial agreements with its equity method investment nonconsolidated affiliates in connection with MSG Sphere. For the nine months ended March 31, 2021 and 2020, the Company recorded approximately $32,654 and $11,137, respectively, of capital expenditures in connection with services provided to the Company under these agreements. As of March 31, 2021 and June 30, 2020, accrued capital expenditures associated with related parties were $7,313 and $2,121, respectively, and are reported under other accrued liabilities in the accompanying consolidated balance sheets.
Revenues and Operating Expenses (Credits)
The following table summarizes the composition and amounts of the transactions with the Company’s affiliates. These amounts are reflected in revenues and operating expenses in the accompanying consolidated and combined statements of operations for the three and nine months ended March 31, 2021 and 2020:

	Three Months Ended March 31,		Nine Months Ended March 31,
	2021	2020	2021	2020
Revenues	$22,928	$6,333	$32,208	$13,792
Operating expenses (credits):
Direct Operating — Revenue sharing expenses	$181	$42,878	$277	$108,380
Direct Operating — Allocation of charges for venue usage to MSG Sports	—	(26,355)	—	(48,459)
Direct Operating — Reimbursement under Arena License Arrangement	(4,338)	—	(4,338)	—
Corporate general and administrative — credits with MSG Sports	(8,417)	(32,672)	(27,042)	(96,485)
Corporate general and administrative — credits with MSG Networks	(2,387)	(2,672)	(7,264)	(7,876)
Advertising expenses	—	316	—	460
Other operating expenses (credits), net	(18)	174	(1,551)	297
Revenues
Revenues from related parties primarily consist of commissions earned in connection with the advertising sales representation agreement pursuant to which the Company has the exclusive right and obligation to sell MSG Networks’ advertising availabilities. In addition, amounts disclosed above for Fiscal Year 2021 include the Company’s revenues from sponsorship sales and representation agreements with MSG Sports, as well as sublease revenues.
In connection with the Entertainment Distribution, the Company entered into Arena License Agreements with MSG Sports that, among other things, require the Knicks and the Rangers to play their home games at The Garden in exchange for fixed annual license fees scheduled to be paid monthly over the term of the agreements. The Company accounts for these license fees as operating lease revenue given that the Company provides MSG Sports with the right to direct the use of and obtain substantially all of the economic benefit from The Garden during Knicks and Rangers home games, as further detailed in Note 9.
The Arena License Agreements provide that license fees are not required to be paid by MSG Sports during periods when The Garden is unavailable for use due to a force majeure event. As a result of government-mandated suspension of events at The Garden beginning on March 13, 2020 due to the impact of the COVID-19 pandemic, The Garden was not available for use by MSG Sports from the effective date of the Arena License Agreements through the first quarter of Fiscal Year 2021 and, accordingly, the Company did not record any operating lease revenue for this arrangement during the first quarter of Fiscal Year 2021. Starting December 2020, The Garden reopened for games of the Knicks and the Rangers but initially fans were not permitted to attend due to governmental restrictions. The restrictions were partially lifted during February 2021 with limited fans permitted to attend (10% capacity). Through March 31, 2021, the Knicks and the Rangers played a total of 42 games at The Garden and the Company recorded $11,443 and $13,028 of revenues under the Arena License Agreements for the three and nine months ended March 31, 2021, respectively.

MADISON SQUARE GARDEN ENTERTAINMENT CORP.
NOTES TO CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS (UNAUDITED)
(Continued)
In addition, the Company recorded revenues under sponsorship sales and service representation agreements with MSG Sports of $4,442 and $9,088, and revenues under advertising sales representation agreement with MSG Networks of $6,637 and $8,457 during the three and nine months ended March 31, 2021, respectively. The Company also earned $611 and $1,840 of sublease revenue from related parties during the three and nine months ended March 31, 2021, respectively. These related party revenues were partially offset by approximately $205 of merchandise revenue sharing with MSG Sports during the three and nine months ended March 31, 2021.
As of March 31, 2021, the Company has $9,614 of noncurrent related party receivable associated with the arena license and sublease revenues associated with MSG Sports.
Revenue Sharing Expenses
Prior to the Entertainment Distribution, revenue sharing expenses with MSG Sports included the Company’s suite license arrangements and venue signage and sponsorship agreements entered into by the Company and sales of in-venue food and beverages were recorded on a gross basis. MSG Sports’ share of the Company’s revenue related to such arrangements is recognized as a component of direct operating expenses. After the Entertainment Distribution, revenue sharing expenses include MSG Sports’ share of the Company’s suite license arrangements and certain venue signage agreements entered into by the Company, as well as profit sharing expenses related to in-venue food and beverage sales with MSG Sports in connection with the Arena License Agreements.
Allocation of Charges for Venue Usage to MSG Sports
For purposes of the Company’s combined financial statements prior to the Entertainment Distribution, the Company allocated to MSG Sports certain expenses for the usage of The Garden, which are reported as a reduction of direct operating expense in the accompanying consolidated and combined statements of operations.
After the Entertainment Distribution, fees recognized by the Company under the Arena License Agreements with MSG Sports for use of The Garden are reported as operating lease revenues in accordance with ASC Topic 842, Leases. Because The Garden was closed by government mandate, the Company did not recognize operating lease revenue under the Arena License Agreements for the three months ended September 30, 2020. Starting December 2020, The Garden reopened for games of the Knicks and the Rangers and the Company recorded $11,443 and $13,028 of revenues under the Arena License Agreements for the three and nine months ended March 31, 2021, respectively. In addition, the Company recorded $4,338 of a credit to direct operating expenses as a reimbursement under the Arena License Agreements for the three and nine months ended March 31, 2021.
Corporate General and Administrative Expenses, net — MSG Sports
Prior to the Entertainment Distribution, allocations of corporate overhead and shared services expense were recorded by both the Company and MSG Sports for corporate and operational functions based on direct usage or the relative proportion of revenue, headcount or other measures of the Company or MSG Sports. The Company’s corporate overhead expenses primarily related to centralized functions, including executive management, finance, treasury, tax, internal audit, legal, information technology, human resources and risk management functions. After the Entertainment Distribution, corporate general and administrative expenses, net – MSG Sports reflects charges from the Company to MSG Sports pursuant to the TSA of $8,417 and $27,041 for the three and nine months ended March 31, 2021, respectively.
Corporate General and Administrative Expenses, net — MSG Networks
The Company’s corporate overhead expenses that are charged to MSG Networks are primarily related to centralized functions, including executive compensation, finance, treasury, tax, internal audit, legal, information technology, human resources and risk management functions.
Corporate general and administrative expenses, net – MSG Networks primarily reflects charges from the Company to MSG Networks under the MSG Networks Services Agreement of $2,433 and $2,700 for the three months ended March 31, 2021 and 2020, respectively. For the nine months ended March 31, 2021 and 2020, corporate general and administrative expenses, net – MSG Networks primarily reflects charges from the Company to MSG Networks under the MSG Networks Services Agreement of $7,181 and $7,982, respectively.

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
Nonoperating Expense
Miscellaneous expense, net includes a contributory charge to MSG Sports related to the participation of MSG Sports and corporate employees in the Shared Plans and Postretirement Plan, of $67 and $178 for the three and nine months ended March 31, 2020, respectively.
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
Merger Agreement with MSG Networks
On March 25, 2021, the Company, MSG Networks, and Merger Sub., entered into the Merger Agreement. Pursuant to the Merger Agreement, the Company and MSG Networks agreed to combine their respective businesses. The Merger Agreement provides that Merger Sub will merge with and into MSG Networks, with MSG Networks surviving the Merger as a wholly-owned direct subsidiary of the Company. See Note 1. Description of Business and Basis of Presentation for further details of the Merger.
Note 19. Segment Information
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

MADISON SQUARE GARDEN ENTERTAINMENT CORP.
NOTES TO CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS (UNAUDITED)
(Continued)
Information as to the operations of the Company’s reportable segments is set forth below.

		Three Months Ended March 31, 2021
		Entertainment	Tao Group Hospitality	Purchase accounting adjustments	Inter-segment eliminations	Total
Revenues		$30,957	$12,790	$—	$(645)	$43,102
Direct operating expenses		24,644	10,480	887	(381)	35,630
Selling, general and administrative expenses		67,286	11,025	—	8	78,319
Depreciation and amortization		19,081	1,130	17,567	—	37,778
Operating loss		$(80,054)	$(9,845)	$(18,454)	$(272)	$(108,625)
Loss in equity method investments						(2,314)
Interest income						311
Interest expense						(14,857)
Miscellaneous income, net	(a)					26,438
Loss from operations before income taxes						$(99,047)
Reconciliation of operating loss to adjusted operating loss:
Operating loss		$(80,054)	$(9,845)	$(18,454)	$(272)	$(108,625)
Add back:
Non-cash portion of arena license fees from MSG Sports		(7,564)	—	—	—	(7,564)
Share-based compensation		6,799	1,314	—	—	8,113
Depreciation and amortization		19,081	1,130	17,567	—	37,778
Other purchase accounting adjustments		—	—	887	—	887
Adjusted operating loss		$(61,738)	$(7,401)	$—	$(272)	$(69,411)
Other information:
Capital expenditures		$102,026	$295	$—	$—	$102,321

MADISON SQUARE GARDEN ENTERTAINMENT CORP.
NOTES TO CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS (UNAUDITED)
(Continued)

		Three Months Ended March 31, 2020
		Entertainment	Tao Group Hospitality	Purchase accounting adjustments	Inter-segment eliminations	Total
Revenues		$131,636	$51,143	$—	$(877)	$181,902
Direct operating expenses		91,060	33,170	841	(394)	124,677
Selling, general and administrative expenses		66,473	18,970	—	(408)	85,035
Depreciation and amortization		20,978	1,697	2,870	—	25,545
Impairment for intangibles, long-lived assets, and goodwill		—	90,154	12,057	—	102,211
Operating loss		$(46,875)	$(92,848)	$(15,768)	$(75)	$(155,566)
Loss in equity method investments						(1,096)
Interest income						3,659
Interest expense						(605)
Miscellaneous expense, net	(a)					(17,381)
Loss from operations before income taxes						$(170,989)
Reconciliation of operating loss to adjusted operating loss:
Operating loss		$(46,875)	$(92,848)	$(15,768)	$(75)	$(155,566)
Add back:
Share-based compensation		8,836	—	—	—	8,836
Depreciation and amortization		20,978	1,697	2,870	—	25,545
Impairment for intangibles, long-lived assets, and goodwill		—	90,154	12,057	—	102,211
Other purchase accounting adjustments		—	—	841	—	841
Adjusted operating loss		$(17,061)	$(997)	$—	$(75)	$(18,133)
Other information:
Capital expenditures		$117,335	$1,140	$—	$—	$118,475

MADISON SQUARE GARDEN ENTERTAINMENT CORP.
NOTES TO CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS (UNAUDITED)
(Continued)

		Nine Months Ended March 31, 2021
		Entertainment	Tao Group Hospitality	Purchase accounting adjustments	Inter-segment eliminations	Total
Revenues		$51,181	$30,502	$—	$(1,066)	$80,617
Direct operating expenses		71,668	31,288	2,735	(438)	105,253
Selling, general and administrative expenses		185,666	27,759	—	169	213,594
Depreciation and amortization		60,341	3,739	24,155	—	88,235
Restructuring charges		21,299	—	—	—	21,299
Operating loss		$(287,793)	$(32,284)	$(26,890)	$(797)	$(347,764)
Loss in equity method investments						(5,578)
Interest income						955
Interest expense						(22,941)
Miscellaneous income, net	(a)					53,300
Loss from operations before income taxes						$(322,028)
Reconciliation of operating loss to adjusted operating loss:
Operating loss		$(287,793)	$(32,284)	$(26,890)	$(797)	$(347,764)
Add back:
Non-cash portion of arena license fees from MSG Sports		(8,740)	—	—	—	(8,740)
Share-based compensation		39,606	3,598	—	—	43,204
Depreciation and amortization		60,341	3,739	24,155	—	88,235
Restructuring charges		21,299	—	—	—	21,299
Other purchase accounting adjustments		—	—	2,735	—	2,735
Adjusted operating loss		$(175,287)	$(24,947)	$—	$(797)	$(201,031)
Other information:
Capital expenditures		$320,370	$1,247	$—	$—	$321,617

MADISON SQUARE GARDEN ENTERTAINMENT CORP.
NOTES TO CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS (UNAUDITED)
(Continued)

		Nine Months Ended March 31, 2020
		Entertainment	Tao Group Hospitality	Purchase accounting adjustments	Inter-segment eliminations	Total
Revenues		$576,658	$178,864	$—	$(1,585)	$753,937
Direct operating expenses		354,261	109,996	3,023	(887)	466,393
Selling, general and administrative expenses		205,691	54,432	6	(473)	259,656
Depreciation and amortization		63,893	6,287	9,619	—	79,799
Impairment for intangibles, long-lived assets, and goodwill		—	90,154	12,057	—	102,211
Operating loss		$(47,187)	$(82,005)	$(24,705)	$(225)	$(154,122)
Loss in equity method investments						(3,739)
Interest income						17,242
Interest expense						(1,854)
Miscellaneous expense, net	(a)					(995)
Loss from operations before income taxes						$(143,468)
Reconciliation of operating loss to adjusted operating income (loss):
Operating loss		$(47,187)	$(82,005)	$(24,705)	$(225)	$(154,122)
Add back:
Share-based compensation		29,266	28	—	—	29,294
Depreciation and amortization		63,893	6,287	9,619	—	79,799
Impairment for intangibles, long-lived assets, and goodwill		—	90,154	12,057	—	102,211
Other purchase accounting adjustments		—	—	3,029	—	3,029
Adjusted operating income (loss)		$45,972	$14,464	$—	$(225)	$60,211
Other information:
Capital expenditures		$323,021	$3,482	$—	$—	$326,503
_________________
(a)Miscellaneous income (expense), net includes the following:

	Three Months Ended		Nine Months Ended
	March 31,		March 31,
	2021	2020	2021	2020
Realized and unrealized gain (loss) on equity investments with readily determinable fair value, see Note 7 for further details.	$26,231	$(17,195)	$52,662	$(2,471)
Non-service cost components of net periodic pension and postretirement benefit costs	180	(368)	474	(994)
Dividend income from equity investments	—	241	—	722
Measurement alternative adjustments for equity investments without readily determinable fair value	—	—	—	(532)
Others, net (For the nine months ended March 31, 2020, activity primarily reflected the impact of the elimination of Tao Group Hospitality’s three-month lag in Fiscal Year 2020)	27	(59)	164	2,280
Total	$26,438	$(17,381)	$53,300	$(995)

MADISON SQUARE GARDEN ENTERTAINMENT CORP.
NOTES TO CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS (UNAUDITED)
(Continued)
Substantially all revenues and assets of the Company’s reportable segments are attributed to or located in the United States. A majority of the Company’s revenue and assets are concentrated in the New York City metropolitan area.
Note 20. Subsequent Events
Acquisition of Hakkasan Business
In connection with Tao Group Hospitality’s venue expansion plans, on April 27, 2021 (the “Closing Date”), Tao Group Sub-Holdings LLC, a subsidiary of Tao Group Hospitality and an indirect subsidiary of the Company, entered into a Transaction Agreement (the “Transaction Agreement”) pursuant to which Tao Group Sub-Holdings LLC acquired the business (the “Hakkasan Business”) of Hakkasan USA, Inc., a Delaware corporation (“Hakkasan Parent”). Pursuant to the Transaction Agreement, Hakkasan Parent contributed its interest in the Hakkasan Business to Tao Group Sub-Holdings LLC in exchange for 18.5% of the common equity interests in Tao Group Sub-Holdings LLC. In addition, Hakkasan Parent and Tao Group Hospitality have provided each other with certain customary representations, warranties and indemnities that are protective in nature. After the Closing Date, Tao Group Hospitality, which owned all of the issued and outstanding common equity interests in Tao Group Sub-Holdings LLC before the Closing Date, owns 81.5% of the common equity interests in Tao Group Sub-Holdings LLC. The ownership percentages are subject to potential post-closing adjustments for closing working capital and net debt against agreed upon targets. After the Closing Date, the Company continues to own a 77.5% controlling interest in Tao Group Hospitality, which, before any post-closing adjustments, translates to a 63.2% indirect controlling interest in Tao Group Sub-Holdings LLC. Tao Group Hospitality’s results will continue to be consolidated in the financial results of the Company.
The Hakkasan Business consists of a global collection of 33 hospitality assets including restaurants, bars, lounges, and nightclubs. Its brand portfolio spans four continents and over 20 major cities.
The transaction will be accounted for in accordance with the acquisition method of accounting which requires, among other things, that assets acquired and liabilities assumed be recognized at their fair values as of the acquisition date. Due to the limited time since the acquisition date, the initial purchase allocation for the business combination is incomplete at this time. Disclosures regarding amounts recognized for major classes of assets acquired and liabilities assumed will be provided once the initial accounting is completed.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations
This Management’s Discussion and Analysis of Financial Condition and Results of Operations (“MD&A”) contains forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. In this MD&A, there are statements concerning the future operating and future financial performance of Madison Square Garden Entertainment Corp. and its direct and indirect subsidiaries (collectively, “we,” “us,” “our,” “MSG Entertainment,” or the “Company”), including the impact of the COVID-19 pandemic on our future operations, the pending Merger with MSG Networks, our anticipated operational cash burn on a go-forward basis, cost-cutting measures the Company may or may not pursue to preserve cash and financial flexibility, the potential for future impairment charges, the timing and costs of new venue construction, our plans to negotiate amendments to Tao Group Hospitality’s credit facility, and increased expenses of being a standalone public company. Words such as “expects,” “anticipates,” “believes,” “estimates,” “may,” “will,” “should,” “could,” “potential,” “continue,” “intends,” “plans,” and similar words and terms used in the discussion of future operating and future financial performance identify forward-looking statements. Investors are cautioned that such forward-looking statements are not guarantees of future performance, results or events and involve risks and uncertainties and that actual results or developments may differ materially from the forward-looking statements as a result of various factors. Factors that may cause such differences to occur include, but are not limited to:
•our ability to effectively manage the impacts of the COVID-19 pandemic and the actions taken in response by governmental authorities and certain professional sports leagues, including ensuring compliance with rules and regulations imposed upon our venues as they are permitted to reopen;
•risks related to the pending Merger, as defined herein, with MSG Networks, including, but not limited to: disruption of management time from ongoing business operations due to the Merger, the risk of any litigation relating to the Merger and the risk that the parties may not be able to satisfy the conditions to the completion of the Merger in a timely manner or at all;
•the extent to which attendance at our venues following their reopening will be suppressed due to government actions and continuing health concerns by potential attendees;
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
•the continued popularity and success of Tao Group Hospitality and the Hakkasan Business entertainment dining and nightlife venues, as well as their existing brands, and the ability to successfully open and operate new entertainment dining and nightlife venues;
•the ability of BCE to attract attendees and performers to its future festivals;
•the acquisition or disposition of assets or businesses and/or the impact of, and our ability to successfully pursue, acquisitions or other strategic transactions;
•our ability to successfully integrate acquisitions, new venues or new businesses into our operations, including the recent acquisition of the Hakkasan Business through Tao Group Hospitality;
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

Results of Operations. This section provides an analysis of our unaudited results of operations for the three and nine months ended March 31, 2021 and 2020 on both a consolidated and combined basis and a segment basis.
Liquidity and Capital Resources. This section provides a discussion of our financial condition and liquidity, an analysis of our cash flows for the nine months ended March 31, 2021 and 2020, as well as certain contractual obligations and off-balance sheet arrangements.
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
Merger Agreement with MSG Networks Inc.
On March 25, 2021, the Company, MSG Networks, and Merger Sub, entered into the Merger Agreement. Pursuant to the Merger Agreement, Merger Sub will merge with and into MSG Networks with MSG Networks surviving and continuing as the surviving corporation in the merger. If the Merger is completed, (i) each share of MSGN Class A Common Stock, issued and outstanding immediately prior to the effective time of the Merger will be automatically converted into the right to receive a number of shares of the Company’s Class A Common Stock such that each holder of record of shares of MSGN Class A Common Stock will have the right to receive, in the aggregate, such number of shares of the Company’s Class A Common Stock equal to the total number of shares of MSGN Class A Common Stock held of record immediately prior to the effective time multiplied by 0.172, with such product rounded up to the next whole share and (ii) each share of MSGN Class B Common Stock, issued and outstanding immediately prior to the effective time will be automatically converted into the right to receive, in the aggregate, a number of shares of the Company’s Class B Common Stock such that each holder of record of shares of MSGN Class B Common Stock will have the right to receive, in the aggregate, a number of shares of the Company’s Class B Common Stock equal to the total number of shares of MSGN Class B Common Stock held of record immediately prior to the effective time multiplied by 0.172, with such product rounded up to the next whole share, in each case except for shares held by the Company, Merger Sub or any of the Company’s subsidiaries or MSG Networks or any of MSG Networks subsidiaries as treasury stock (in each case not held on behalf of third parties).
The Merger will be accounted for as a transaction between entities under common control as the Company and MSG Networks are each controlled by the Dolan Family Group (as defined herein). Upon the closing of the merger, the net assets of MSG Networks will be combined with those of the Company at their historical carrying amounts and the companies will be presented on a combined basis for all historical periods that the companies were under common control.
The Merger was recommended to the Company’s Board of Directors for approval by a special committee composed solely of independent, disinterested directors, advised by independent financial and legal advisors. The closing of the Merger is expected to occur in the third calendar quarter of 2021, subject to the satisfaction of certain regulatory approvals and other customary closing conditions. The Merger Agreement provides certain termination rights for each of the Company and MSG Networks, including, among others, if the consummation of the Merger does not occur on or before December 20, 2021. Should certain events occur under the specified circumstances outlined in the Merger Agreement, the Company will be required to pay MSG Networks a termination fee of $21,200.

Factors Affecting Results of Operations
Basis of Presentation
The consolidated statements of operations for the three and nine months ended March 31, 2021 is presented on a consolidated basis, as the Company became a standalone public company on April 17, 2020. The Company’s combined statement of operations for the three and nine months ended March 31, 2020 was prepared on a standalone basis derived from the consolidated financial statements and accounting records of the Company’s former parent, MSG Sports, and is presented on the basis of carve-out financial statements (“combined basis”) as the Company was not a standalone public company prior to the Entertainment Distribution.
The combined statements of operations for the three and nine months ended March 31, 2020 include allocations for certain support functions that were provided on a centralized basis by MSG Sports and not historically recorded at the business unit level, such as expenses related to finance, human resources, information technology, and venue operations, among others.
As part of the Entertainment Distribution, certain corporate and operational support functions were transferred to the Company and therefore, charges were reflected in the combined statements of operations for the three and nine months ended March 31, 2020 in order to properly burden all business units comprising MSG Sports’ historical operations. These expenses were allocated on the basis of direct usage when identifiable, with the remainder allocated on a pro-rata basis of combined revenues, headcount or other measures of the Company and MSG Sports, which were recorded as a reduction of either direct operating expenses or selling, general and administrative expense.
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
Impact of COVID-19 on Our Business
The Company’s operations and operating results have been, and continue to be, materially impacted by the COVID-19 pandemic and actions taken in response by governmental authorities and certain professional sports leagues. As of the date of this Quarterly Report on Form 10-Q, substantially all of the Entertainment business’ operations have been suspended and Tao Group Hospitality is operating at significantly reduced capacity and demand. It is not clear when we will be permitted or able to resume normal business operations.
As a result of government-mandated assembly limitations and closures, our performance venues were closed in mid-March 2020. Use of The Garden resumed for Knicks and Rangers home games without fans in December 2020 and January 2021, respectively, and, beginning on February 23, 2021, The Garden was permitted to host fans at games, capped at 10% of seating capacity. Starting April 1, 2021, our other New York performance venues, Hulu Theater at Madison Square Garden, Radio City Music Hall and the Beacon Theatre, were permitted to reopen at 10% capacity with certain safety protocols, such as proof of a negative COVID-19 test or full vaccination and social distancing. Effective May 19, 2021, capacity restrictions at The Garden and our other New York performance venues will be increased up to 30%. Although live events are permitted to be held at all of our performance venues as of the date of this filing, current government-mandated capacity restrictions and other safety requirements make it economically unfeasible to do so for most events. Other than Knicks and Rangers home games, and select non-ticketed events at The Garden, such as the Big East Tournament, all ticketed events at our venues have been postponed or canceled through at least May 2021, and will likely be impacted through the rest of Fiscal Year 2021. We are not recognizing revenue from events that have been canceled or postponed and, while events have been rescheduled into Fiscal Year 2022, it is unclear whether and to what extent those events will take place. We are actively monitoring government regulations and guidance, and when such regulations permit, and there is an opportunity to reopen our performance venues for events safely and on economically feasible terms, we expect that we would do so.
The impact to our operations included the cancellation of the 2020 production of the Christmas Spectacular and both the 2020 and 2021 Boston Calling Music Festivals.

The Company and MSG Sports are party to the Arena License Agreements, which require the Knicks and Rangers to play their home games at The Garden. As noted above, the Knicks and Rangers began playing home games at The Garden without fans in December 2020 and January 2021, respectively, and, beginning on February 23, 2021, games were played with limited fans in attendance, capped at 10% of seating capacity due to government-mandated assembly restrictions. Effective May 19, 2021, such capacity is permitted to be increased up to 30%. Capacity restrictions, use limitations and social distancing requirements are expected to remain in place through, at least, the conclusion of the Knicks and Rangers 2020-21 seasons, which would continue to affect the payments we receive under the Arena License Agreements.
Due to government actions taken in response to the COVID-19 pandemic, virtually all of Tao Group Hospitality’s venues were closed for approximately three months starting in mid-March 2020, and Avenue and Vandal in New York were permanently closed in April 2020 and June 2020, respectively. Tao Group Hospitality continues to increase operations at certain venues, subject to significant regulatory requirements, including limits on capacity, curfews and social distancing requirements for outdoor and indoor dining. Effective May 1, 2021, Las Vegas restaurant capacity increased to 80% and it was announced that New York City restaurant capacity will increase to 75% beginning on May 7, 2021, before going to 100% on May 19, 2021, subject to social distancing requirements, which may impact actual capacity levels. While venue re-openings are increasing across the markets in which Tao Group Hospitality operates, government requirements remain uncertain and subject to change. As of March 31, 2021, 18 of Tao Group Hospitality’s venues were open for outdoor dining, limited capacity indoor dining, and delivery/takeout (including Tao Asian Bistro & Lounge at Mohegan Sun, which opened in March 2021), while 11 venues remained closed.
The COVID-19 pandemic has materially impacted our revenues, most significantly because, as of the date of this filing, we are not generating revenue from (i) ticketed events at The Garden (other than Knicks and Rangers home games), Hulu Theater at Madison Square Garden, Radio City Music Hall, the Beacon Theatre and The Chicago Theatre, (ii) suite licenses, (iii) the 2020 production of the Christmas Spectacular and (iv) the 2021 Boston Calling Music Festival. In addition, we are generating substantially reduced revenue in connection with (i) sponsorship and advertising, (ii) payments under the Arena License Agreements, (iii) food and beverage concessions and catering services at Knicks and Rangers games and (iv) non-ticketed events such as the Big East Tournament in March 2021.
While we reduced certain operating expenses as a result of the COVID-19 pandemic (including (i) direct event expenses at our performance venues during the period our business operations are suspended, (ii) advertising and promotional spending for suspended and canceled games and events, (iii) reduction in corporate work-force and (iv) certain direct operating and SG&A expenses, including at our Tao Group Hospitality business), these expense reductions are not nearly enough to fully offset revenue losses.
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
A subsidiary of the Company is party to the Arena License Agreements with subsidiaries of MSG Sports that require the Knicks and the Rangers to play their home games at The Garden. Under the Arena License Agreements, the Knicks and the Rangers pay an annual license fee in connection with their respective use of The Garden. For each, the license fee for the initial contract year ending June 30, 2020 was to be prorated based on the number of games scheduled to be played at The Garden between the Entertainment Distribution Date and the end of that contract year. The license fee for the first full contract year ending June 30, 2021 is approximately $22,500 for the Knicks and approximately $16,700 for the Rangers, and then for each subsequent year, the license fees will be 103% of the license fees for the immediately preceding contract year. The teams are not required to pay the license fee during a period in which The Garden is unavailable for home games due to a force majeure event (including when events at The Garden were suspended by government mandate as a result of the disruptions caused by the COVID-19 pandemic). As a result, we did not receive any license fee payments under the Arena License Agreements from the period following the Entertainment Distribution through November 2020. If, due to a force majeure event, capacity at The Garden is limited to 1,000 or fewer attendees, the teams may schedule and play home games at The Garden with amounts payable to the Company under the Arena License Agreements reduced by 80%. If, due to a force majeure event, capacity at The Garden is limited to less than full capacity but over 1,000 attendees, rent payments due under the Arena License Agreements are payable by the Knicks and the Rangers and payments may be reduced in accordance with terms of the Arena License Agreements or as otherwise agreed by the parties. When the NBA began its 2020-21 regular season in December 2020 and the NHL began its 2020-21 regular season in January 2021, the Knicks and the Rangers initially played their respective home games at The Garden without fans in attendance due to government-mandated assembly restrictions and, beginning on February 23, 2021, The Garden was permitted to host fans at games, capped at 10% of seating capacity, which affected the payments we received under the Arena License Agreements. The Company recorded $11,443 and $13,028 of revenues under Arena License Agreements for the three and nine months ended March 31, 2021, respectively.
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
Consolidated and Combined Results of Operations
Comparison of the Three and Nine Months Ended March 31, 2021 versus the Three and Nine Months Ended March 31, 2020
The table below sets forth, for the periods presented, certain historical financial information.

	Three Months Ended
	March 31,		Change (a)
	2021	2020	Amount	Percentage
Revenues	$43,102	$181,902	$(138,800)	(76)%

Direct operating expenses	35,630	124,677	(89,047)	(71)%
Selling, general and administrative expenses (“SG&A”)	78,319	85,035	(6,716)	(8)%
Depreciation and amortization	37,778	25,545	12,233	48%
Impairment for intangibles, long-lived assets, and goodwill	—	102,211	(102,211)	NM
Operating loss	(108,625)	(155,566)	46,941	30%
Other income (expense):
Loss in equity method investments	(2,314)	(1,096)	(1,218)	111%
Interest income (expense), net	(14,546)	3,054	(17,600)	NM
Miscellaneous income (expense), net	26,438	(17,381)	43,819	NM
Loss from operations before income taxes	(99,047)	(170,989)	71,942	42%
Income tax benefit	11,859	10,126	1,733	17%
Net loss	(87,188)	(160,863)	73,675	46%
Less: Net loss attributable to redeemable noncontrolling interests	(6,860)	(25,398)	18,538	73%
Less: Net loss attributable to nonredeemable noncontrolling interests	(718)	(734)	16	2%
Net loss attributable to Madison Square Garden Entertainment Corp.’s stockholders	$(79,610)	$(134,731)	$55,121	41%

	Nine Months Ended
	March 31,		Change (a)
	2021	2020	Amount	Percentage
Revenues	$80,617	$753,937	$(673,320)	(89)%

Direct operating expenses	105,253	466,393	(361,140)	(77)%
Selling, general and administrative expenses	213,594	259,656	(46,062)	(18)%
Depreciation and amortization	88,235	79,799	8,436	11%
Impairment for intangibles, long-lived assets, and goodwill	—	102,211	(102,211)	NM
Restructuring charges	21,299	—	21,299	NM
Operating loss	(347,764)	(154,122)	(193,642)	(126)%
Other income (expense):
Loss in equity method investments	(5,578)	(3,739)	(1,839)	(49)%
Interest income (expense), net	(21,986)	15,388	(37,374)	NM
Miscellaneous income, net	53,300	(995)	54,295	NM
Loss from operations before income taxes	(322,028)	(143,468)	(178,560)	(124)%
Income tax benefit	11,373	8,686	2,687	31%
Net loss	(310,655)	(134,782)	(175,873)	(130)%
Less: Net loss attributable to redeemable noncontrolling interests	(14,091)	(25,149)	11,058	44%
Less: Net loss attributable to nonredeemable noncontrolling interests	(2,250)	(241)	(2,009)	NM
Net loss attributable to Madison Square Garden Entertainment Corp.’s stockholders	$(294,314)	$(109,392)	$(184,922)	(169)%

_________________
NM — Percentage is not meaningful
(a)The consolidated statements of operations for the three and nine months ended March 31, 2021 are presented on a consolidated basis, as the Company became a standalone public company on April 17, 2020. The Company’s combined statements of operations for the three and nine months ended March 31, 2020 were prepared on a standalone basis derived from the consolidated financial statements and accounting records of the Company’s former parent, MSG Sports, and are presented on the basis of carve-out financial statements as the Company was not a standalone public company prior to the Entertainment Distribution. In addition, the Company’s operating results were materially impacted during the three and nine months ended March 31, 2021 and during a part of the month in March 2020 by the COVID-19 pandemic and government actions taken in response. See “— Introduction — Factors Affecting Results of Operations — Basis of Presentation” and “— Introduction — Factors Affecting Results of Operations — Impact of COVID-19 on Our Business” for more information.

The following is a summary of changes in segments’ operating results for the three and nine months ended March 31, 2021 as compared to the prior year period.

	For the Three Months Ended March 31, 2021
Changes attributable to	Revenue	Direct operating expenses	SG&A	Depreciation and amortization	Impairment for intangibles, long-lived assets, and goodwill	Operating income (loss)
Entertainment segment (a)	$(100,679)	$(66,416)	$813	$(1,897)	—	$(33,179)
Tao Group Hospitality segment (a)	(38,353)	(22,690)	(7,945)	(567)	(90,154)	83,003
Purchase accounting adjustments	—	46	—	14,697	(12,057)	(2,686)
Inter-segment eliminations	232	13	416	—	—	(197)
MSG Entertainment Corp. total	$(138,800)	$(89,047)	$(6,716)	$12,233	$(102,211)	$46,941

	For the Nine Months Ended March 31, 2021
Changes attributable to	Revenue	Direct operating expenses	SG&A	Depreciation and amortization	Impairment for intangibles, long-lived assets, and goodwill	Restructuring charges	Operating income (loss)
Entertainment segment (a)	$(525,477)	$(282,593)	$(20,025)	$(3,552)	$—	$21,299	$(240,606)
Tao Group Hospitality segment (a)	(148,362)	(78,708)	(26,673)	(2,548)	(90,154)	—	49,721
Purchase accounting adjustments	—	(288)	(6)	14,536	(12,057)	—	(2,185)
Inter-segment eliminations	519	449	642	—	—	—	(572)
MSG Entertainment Corp. total	$(673,320)	$(361,140)	$(46,062)	$8,436	$(102,211)	$21,299	$(193,642)
_________________
(a)See “Business Segment Results” for a more detailed discussion of the operating results of our segments.
Loss in equity method investments
Loss in equity method investments for the three months ended March 31, 2021 increased $1,218, or 111% to $2,314 as compared to the prior year period. For the nine months ended March 31, 2021, loss in equity method investments increased $1,839, or 49%, to $5,578 as compared to the prior year period. The year-over-year increase was primarily due to higher loss in an investment held by Tao Group Hospitality, primarily as a result of an impairment charge recorded by the investee. In addition, the loss in equity method investments for the nine months ended March 31, 2021 reflected higher inter-entity profit eliminations recorded in the current year periods in connection with the capital expenditure purchases for MSG Sphere. See Note 17 to the consolidated and combined financial statements included in “— Item 1. Financial Statements” of this Quarterly Report on Form 10-Q for discussions of these arrangements with nonconsolidated affiliates.
Interest income (expense), net
Interest expense, net for the three months ended March 31, 2021 was $14,546 as compared to net interest income of $3,054 in the prior year period, a decrease of net interest income of $17,600. For the nine months ended March 31, 2021, net interest expense was $21,986 as compared to net interest income of $15,388 in the prior year period, a decrease of net interest income of $37,374. The decreases in net interest income in the current year periods were primarily due to (i) higher interest expense in the current year periods associated with the National Properties Term Loan Facility, (ii) lower interest income as the Company shifted its investments into U.S. Treasury Bills in the current year period, which yield a lower interest rate, and, to a lesser extent, (iii) the absence of interest income earned on a loan extended to The Azoff Company as compared to the prior year periods since the loan was repaid during the second quarter of Fiscal Year 2020.

Miscellaneous income (expense), net
Miscellaneous income, net for the three months ended March 31, 2021 was $26,438 as compared to net miscellaneous expense of $17,381 in the prior year period, an increase of $43,819, primarily due to (i) unrealized gains associated with the investments in Townsquare and DraftKings of $25,899 for the three months ended March 31, 2021 as compared to the unrealized loss of $17,195 associated with the investment in Townsquare in the prior year period. For the nine months ended March 31, 2021, net miscellaneous income was $53,300 as compared to net miscellaneous expense of $995 in the prior year period, an increase of $54,295, primarily due to unrealized gains on investments in Townsquare and DraftKings of $54,989. See Note 7 to the consolidated and combined financial statements included in “— Item 1. Financial Statements” of this Quarterly Report on Form 10-Q for additional information related to the Company’s investments in DraftKings and Townsquare.
Income taxes
See Note 17 to the consolidated and combined financial statements included in “— Item 1. Financial Statements” of this Quarterly Report on Form 10-Q for discussions of the Company’s income taxes.
Adjusted operating income (loss)
The following are the reconciliations of operating loss to adjusted operating income (loss) for the three and nine months ended March 31, 2021 as compared to the prior year period:

	Three Months Ended
	March 31,		Change
	2021	2020	Amount	Percentage
Operating loss	$(108,625)	$(155,566)	$46,941	30%
Non-cash portion of arena license fees from MSG Sports	(7,564)	—
Share-based compensation	8,113	8,836
Depreciation and amortization (a)	37,778	25,545
Impairment of intangibles, long-lived assets and goodwill (b)	—	102,211
Other purchase accounting adjustments	887	841
Adjusted operating loss	$(69,411)	$(18,133)	$(51,278)	NM

	Nine Months Ended
	March 31,		Change
	2021	2020	Amount	Percentage
Operating loss	$(347,764)	$(154,122)	$(193,642)	(126)%
Non-cash portion of arena license fees from MSG Sports	(8,740)	—
Share-based compensation	43,204	29,294
Depreciation and amortization (a)	88,235	79,799
Impairment of intangibles, long-lived assets and goodwill (b)	—	102,211
Restructuring charges	21,299	—
Other purchase accounting adjustments	2,735	3,029
Adjusted operating income (loss)	$(201,031)	$60,211	$(261,242)	NM

_________________
(a)    Depreciation and amortization includes purchase accounting adjustments of $17,567 and $2,870 for the three months ended March 31, 2021 and 2020, respectively, and $24,155 and $9,619 for the nine months ended March 31, 2021 and 2020, respectively. The increase in purchase accounting adjustments related depreciation and amortization for the three and nine months ended March 31, 2021 include $14,280 of accelerated amortization expense for certain venue management contracts as a result of Tao Group Hospitality converting certain venues to operational that were previously under management contracts.

(b)    For the three and nine months ended March 31, 2020, the Company recorded a non-cash impairment charge of $102,211 associated with Tao Group Hospitality. This impairment charge included impairment charges associated with one venue within Tao Group Hospitality of $3,541 and $17,972, related to a tradename and long-lived assets, respectively, in addition to an impairment charge of $80,698 related to goodwill associated with the Tao Group Hospitality reporting unit. See Notes 8, 9, and 10 to the combined financial statements included in “Part I — Item 1. Financial Statements” of this Quarterly Report on Form 10-Q for further details.
Adjusted operating loss for the three months ended March 31, 2021 increased $51,278 to $69,411 as compared to $18,133 in the prior year period. For the nine months ended March 31, 2021, adjusted operating loss increased $261,242 to $201,031 as compared to adjusted operating income of $60,211 in the prior year period. The increases in adjusted operating loss were attributable to the following:

	Three Months Ended March 31, 2021	Nine Months Ended March 31, 2021
Increase in adjusted operating loss of the Entertainment segment (a)	$(44,677)	$(221,259)
Increase in adjusted operating loss of the Tao Group Hospitality segment (a)	(6,404)	(39,411)
Inter-segment eliminations	(197)	(572)
	$(51,278)	$(261,242)
_________________
(a)See “ — Business Segment Results” for a more detailed discussion of the operating results of our segments.
Net loss attributable to redeemable and nonredeemable noncontrolling interests
For the three months ended March 31, 2021, the Company recorded $6,860 of net loss attributable to redeemable noncontrolling interests and $718 of net loss attributable to nonredeemable noncontrolling interests as compared to $25,398 of net loss attributable to redeemable noncontrolling interests and $734 of net loss attributable to nonredeemable noncontrolling interests for the three months ended March 31, 2020. For the nine months ended March 31, 2021, the Company recorded $14,091 of net loss attributable to redeemable noncontrolling interests and $2,250 of net loss attributable to nonredeemable noncontrolling interests as compared to $25,149 of net loss attributable to redeemable noncontrolling interests and $241 of net loss attributable to nonredeemable noncontrolling interests for the nine months ended March 31, 2020. These amounts represent the share of net loss from the Company’s investments in Tao Group Hospitality and BCE that are not attributable to the Company.

Business Segment Results
Entertainment
The table below sets forth, for the periods presented, certain historical financial information and a reconciliation of operating loss to adjusted operating income (loss) for the Company’s Entertainment segment.

	Three Months Ended
	March 31,		Change
	2021	2020	Amount	Percentage
Revenues	$30,957	$131,636	$(100,679)	(76)%
Direct operating expenses	24,644	91,060	(66,416)	(73)%
Selling, general and administrative expenses	67,286	66,473	813	1%
Depreciation and amortization	19,081	20,978	(1,897)	(9)%
Operating loss	$(80,054)	$(46,875)	$(33,179)	(71)%
Reconciliation to adjusted operating loss:
Non-cash portion of arena license fees from MSG Sports	(7,564)	—
Share-based compensation	6,799	8,836
Depreciation and amortization	19,081	20,978
Adjusted operating loss	$(61,738)	$(17,061)	$(44,677)	NM

	Nine Months Ended
	March 31,		Change
	2021	2020	Amount	Percentage
Revenues	$51,181	$576,658	$(525,477)	(91)%
Direct operating expenses	71,668	354,261	(282,593)	(80)%
Selling, general and administrative expenses	185,666	205,691	(20,025)	(10)%
Depreciation and amortization	60,341	63,893	(3,552)	(6)%
Restructuring charges	21,299	—	21,299	NM
Operating loss	$(287,793)	$(47,187)	$(240,606)	NM
Reconciliation to adjusted operating income (loss):
Non-cash portion of arena license fees from MSG Sports	(8,740)	—
Share-based compensation	39,606	29,266
Depreciation and amortization	60,341	63,893
Restructuring charges	21,299	—
Adjusted operating income (loss)	$(175,287)	$45,972	$(221,259)	NM
_________________
NM — Percentage is not meaningful

Factors Affecting Results of Operations
Carve-out Financial Statements
The consolidated statement of operations for the three and nine months ended March 31, 2021 is presented on a consolidated basis, as the Company became a standalone public company on April 17, 2020. The Company's combined statement of operations for the three months ended March 31, 2020 was prepared on a standalone basis derived from the consolidated financial statements and accounting records of the Company’s former parent, MSG Sports, and is presented on the basis of carve-out financial statements as the Company was not a standalone public company prior to the Entertainment Distribution.
The combined statements of operations for the three and nine months ended March 31, 2020 include allocations for certain support functions that were provided on a centralized basis by MSG Sports and not historically recorded at the business unit level, such as expenses related to finance, human resources, information technology, and venue operations, among others. As part of the Entertainment Distribution, certain corporate and operational support functions were transferred to the Company and therefore, charges were reflected in order to properly burden all business units comprising MSG Sports’ historical operations. These expenses were allocated on the basis of direct usage when identifiable, with the remainder allocated on a pro-rata basis of combined revenues, headcount or other measures of the Company and MSG Sports.
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
Impact of the COVID-19 Pandemic
The Entertainment segment operations and operating results have been, and continue to be, materially impacted by the COVID-19 pandemic and actions taken in response by governmental authorities and certain professional sports leagues. As of the date of this Quarterly Report on Form 10-Q, substantially all of our Entertainment business’ operations have been suspended with the exception of hosting the Knicks, the Rangers and the Big East Tournament in March 2021 at The Garden with limited or no live audiences. It is not clear when we will be permitted or able to resume normal business operations. See “— Introduction — Factors Affecting Results of Operations — Impact of COVID-19 on Our Business” for further discussions.

Revenues
Revenues for the three months ended March 31, 2021 decreased $100,679, or 76.5%, to $30,957 as compared to the prior year period. For the nine months ended March 31, 2021, revenues decreased $525,477, or 91%, to $51,181 as compared to the prior year period. The net decreases were attributable to the following:

	Three Months Ended March 31, 2021	Nine Months Ended March 31, 2021
Decrease in event-related revenues, as discussed below	$(43,127)	$(216,394)
Decrease in suite license fee revenues, as discussed below	(30,425)	(86,118)
Decrease in venue-related signage and sponsorship revenues due to the impact of carve-out financial assumptions on the prior year period as well as the impact of government-mandated closures and restrictions on the use of our venues beginning in March 2020 as a result of the COVID-19 pandemic	(26,715)	(65,187)
Absence of revenues from the Forum due to its disposition in May 2020	(11,850)	(44,926)
Decrease in revenues from the Christmas Spectacular due to the cancellation of the 2020 holiday season production as a result of the COVID-19 pandemic	(5,634)	(128,452)
Increase in arena license fees from MSG Sports pursuant to the Arena License Agreements	11,443	13,028
Increase in revenues from Sponsorship Sales and Service Representation Agreements with MSG Sports, as discussed below	4,442	9,088
Increase (decrease) in revenues from advertising sales commission from MSG Networks, as discussed below	770	(3,890)
Other net increases (decreases)	417	(2,626)
	$(100,679)	$(525,477)

The decrease in event-related revenues reflects (i) lower revenues from concerts of $28,197 and $161,366 for the three and nine months ended March 31, 2021, respectively, and (ii) lower revenues from other live entertainment and sporting events of $14,930 and $55,028 for the three and nine months ended March 31, 2021, respectively. Both of these declines were due to government-mandated closures and restrictions on the use of our venues beginning in March 2020 as a result of the COVID-19 pandemic.
The decrease in suite license fee revenues was due to government-mandated closures and restrictions on the use of our venues beginning in March 2020 as a result of the COVID-19 pandemic. During the three and nine months ended March 31, 2021, The Garden remained closed for entertainment events but was permitted to host Knicks and Rangers regular season home games, which were played with limited or no fans in attendance due to government-mandated attendance restrictions.
The increase in revenues from the Company’s Sponsorship Sales and Service Representation Agreements and Arena License Agreements with MSG Sports reflects the impact of entering into these agreements in connection with, and effective as of, the Entertainment Distribution. The arena license fee revenues from MSG Sports in the current year period were due to The Garden reopening for Rangers games in January 2021 and the Knicks games in December 2020.
Due to the COVID-19 pandemic, in March 2020, the 2019-20 NHL and NBA seasons were suspended. The NHL and NBA resumed play several months later and subsequently completed their seasons in September and October 2020, respectively, which impacted the start of each league’s 2020-21 regular season. The Knicks’ regular season began on December 23, 2020 and is scheduled to end on May 16, 2021, while the Rangers’ regular season started on January 14, 2021 and is scheduled to end on May 8, 2021. As a result, the decrease in advertising sales commissions from MSG Networks for the nine months ended March 31, 2021 was primarily due to the delayed start of the NBA and NHL 2020-21 regular seasons, partially offset by the impact of the Rangers’ participation in the NHL’s return-to-play for the 2019-20 season in August 2020.

Direct operating expenses
Direct operating expenses for the three months ended March 31, 2021 decreased $66,416, or 73%, to $24,644. For the nine months ended March 31, 2021, direct operating expenses decreased $282,593, or 80%, to $71,668 as compared to the prior year period. The net decreases were attributable to the following:

	Three Months Ended March 31, 2021	Nine Months Ended March 31, 2021
Decrease in event-related direct operating expenses from (i) concerts of $16,147 and $86,382 for the three and nine months ended March 31, 2021, respectively, and (ii) other live entertainment and sporting events of $11,907 and $39,926, respectively both due to government-mandated closures and restrictions on the use of our venues beginning in March 2020 as a result of the COVID-19 pandemic	$(28,054)	$(126,308)
Decrease in direct operating expenses associated with suite license operations primarily due to the impact of lower revenue sharing expenses with MSG Sports due to government-mandated closures and restrictions on the use of our venues beginning in March 2020 as a result of the COVID-19 pandemic	(20,527)	(58,066)
Decrease in direct operating expenses associated with venue-related signage and sponsorship primarily due to the impact of lower revenue sharing expense with MSG Sports of $22,453 and $50,807 for the three and nine months ended March 31, 2021, respectively	(22,102)	(51,888)
Decrease in direct operating expenses associated with the Forum due to its disposition in May 2020	(8,006)	(26,131)
Decrease in direct operating expenses associated with the Christmas Spectacular due to the cancellation of the 2020 holiday season production as a result of the COVID-19 pandemic	(3,002)	(50,520)
Increase in direct operating expenses associated with hosting the Knicks and the Rangers games pursuant to the Arena License Agreements	432	836
Other net increases, primarily due to the absence of venue operating costs carve-out adjustments in prior year periods	14,843	29,484
	$(66,416)	$(282,593)
Selling, general and administrative expenses
Selling, general and administrative expenses for the three months ended March 31, 2021 increased $813, or 1%, to $67,286 as compared to the prior year period. The increase was primarily due to higher professional fees of $11,012 associated with the Company’s proposed merger with MSG Networks, largely offset by a decrease in other professional fees of $9,191 associated with litigation and MSG Sphere content development and a decrease in employee compensation and related benefits of $10,539 primarily as a result of the Company’s full-time workforce reduction in August 2020. In addition, the year-over-year comparability is impacted by the Company's spin-off from MSG Sports since the prior year period operating results were prepared under a carve-out basis.
For the nine months ended March 31, 2021, selling, general and administrative expenses decreased $20,025, or 10%, to $185,666 as compared to the prior year period. The decrease was primarily due to (i) lower net professional fees of $25,807 associated with litigation, MSG Sphere content development and corporate development, and (ii) a net decrease in employee compensation and related benefits of $24,678, primarily as a result of the Company’s full-time workforce reduction in August 2020. The decrease was partially offset by an incremental expense for share-based compensation of $11,129 associated with the cancellation of certain awards pursuant to a settlement agreement and other net increases, including $11,224 of professional fees associated with the Company’s proposed merger with MSG Networks and the impact of the Company's spin-off from MSG Sports, which impacted the year-over-year comparability of certain results since the prior year period operating results were prepared under a carve-out basis.

See “— Restructuring charges” below for further discussion on the Company’s full-time workforce reduction in August 2020. See Note 15 to the consolidated and combined financial statements included in “— Item 1. Financial Statements” of this Quarterly Report on Form 10-Q for further discussion of the Company’s reversal of share-based compensation expenses in the second quarter of Fiscal Year 2021.

Restructuring charges
The Company's operations have been disrupted since March 2020 due to the COVID-19 pandemic. As a direct response to this disruption, the Company implemented cost savings initiatives in order to streamline operations and preserve liquidity. For the nine months ended March 31, 2021, the Company recorded total restructuring charges of $21,299 related to termination benefits provided to employees associated with a full-time workforce reduction of approximately 350 employees in August 2020 and 10 employees in November 2020.
Operating loss
Operating loss for the three months ended March 31, 2021 was $80,054 as compared to $46,875 in the prior year period, an increase in operating loss of $33,179. For the nine months ended March 31, 2021, operating loss was $287,793 as compared to $47,187 in the prior year period, an increase in operating loss of $240,606. The increase in operating loss was primarily due to a decrease in revenues and the impact of restructuring charges, partially offset by lower direct operating expenses and selling, general and administrative expenses, as discussed above.
Adjusted operating income (loss)
Adjusted operating loss for the three months ended March 31, 2021 was $61,738 as compared to $17,061 in the prior year period, an increase in adjusted operating loss of $44,677. The increase in adjusted operating loss was higher than the increase in operating loss of $33,179 primarily due to (i) an adjustment of $7,564 for non-cash portion of arena license fees from MSG Sports, (ii) a decrease in share-based compensation of $2,037, and (iii) a decrease in depreciation and amortization of $1,897, which are excluded in the calculation of adjusted operating loss. For the nine months ended March 31, 2021, adjusted operating loss was $175,287 as compared to adjusted operating income of $45,972 in the prior year period, an increase in adjusted operating loss of $221,259. The increase in adjusted operating loss was less than the increase in operating loss of $240,606 primarily due to (i) the restructuring charges of $21,299, (ii) an increase in share-based compensation of $10,340, including an incremental expense of $11,129 in the current year period associated with the cancellation of certain awards pursuant to a settlement agreement, (iii) an adjustment of $8,740 for non-cash portion of arena license fees from MSG Sports, and (iv) a decrease in depreciation and amortization of $3,552, which are excluded in the calculation of adjusted operating loss.
Tao Group Hospitality
The table below sets forth, for the periods presented, certain historical financial information and a reconciliation of operating loss to adjusted operating income (loss) for the Company’s Tao Group Hospitality segment.

	Three Months Ended
	March 31,		Change
	2021	2020	Amount	Percentage
Revenues	$12,790	$51,143	$(38,353)	(75)%
Direct operating expenses	10,480	33,170	(22,690)	(68)%
Selling, general and administrative expenses	11,025	18,970	(7,945)	(42)%
Depreciation and amortization	1,130	1,697	(567)	(33)%
Impairment for intangibles, long-lived assets, and goodwill	—	90,154	(90,154)	NM
Operating loss	$(9,845)	$(92,848)	$83,003	89%
Reconciliation to adjusted operating loss:
Share-based compensation	1,314	—
Depreciation and amortization	1,130	1,697
Impairment for intangibles, long-lived assets, and goodwill	—	90,154
Adjusted operating loss	$(7,401)	$(997)	$(6,404)	NM

	Nine Months Ended
	March 31,		Change
	2021	2020	Amount	Percentage
Revenues	$30,502	$178,864	$(148,362)	(83)%
Direct operating expenses	31,288	109,996	(78,708)	(72)%
Selling, general and administrative expenses	27,759	54,432	(26,673)	(49)%
Depreciation and amortization	3,739	6,287	(2,548)	(41)%
Impairment for intangibles, long-lived assets, and goodwill	—	90,154	(90,154)	NM
Operating loss	$(32,284)	$(82,005)	$49,721	61%
Reconciliation to adjusted operating income (loss):
Share-based compensation	3,598	28
Depreciation and amortization	3,739	6,287
Impairment for intangibles, long-lived assets, and goodwill	—	90,154
Adjusted operating income (loss)	$(24,947)	$14,464	$(39,411)	NM
_________________
NM — Percentage is not meaningful
Factors Affecting Results of Operations
Due to government actions taken in response to the COVID-19 pandemic, virtually all of Tao Group Hospitality’s venues were closed for approximately three months starting in mid-March 2020 and Avenue and Vandal in New York were permanently closed in April 2020 and June 2020, respectively. Tao Group Hospitality continues to increase operations at certain venues, subject to significant regulatory requirements, including limits on capacity, curfews and social distancing requirements for outdoor and indoor dining. As of March 31, 2021, 18 of Tao Group Hospitality’s venues were open for outdoor dining, limited capacity indoor dining, and delivery/takeout (including Tao Asian Bistro & Lounge at Mohegan Sun, which opened in March 2021), while 11 venues remained closed. Of the 18, as of December 31, 2020, four were previously limited to delivery/takeout and now offer indoor/outdoor dining, two were closed and one had not yet opened (Tao Asian Bistro & Lounge at Mohegan Sun opened in March 2021).
Revenues
Revenues for the three months ended March 31, 2021 decreased $38,353, or 75%, to $12,790 as compared to the prior year period. For the nine months ended March 31, 2021, revenues decreased $148,362, or 83%, to $30,502 as compared to the prior year period. The net decreases were attributable to the following:

	Three Months Ended March 31, 2021	Nine Months Ended March 31, 2021
Decrease in revenues due to capacity restrictions at re-opened venues	$(21,226)	$(76,471)
Decrease in revenues due to the closure of certain venues as a result of the COVID-19 pandemic	(12,501)	(57,869)
Decrease in revenues associated with the permanent closing of Vandal and Avenue in New York	(3,206)	(12,619)
Other net decreases	(1,420)	(1,403)
	$(38,353)	$(148,362)

Direct operating expenses
Direct operating expenses for the three months ended March 31, 2021 decreased $22,690, or 68%, to $10,480 as compared to the prior year period. For the nine months ended March 31, 2021, direct operating expenses decreased $78,708, or 72%, to $31,288 as compared to the prior year period. The net decreases were attributable to the following:

	Three Months Ended March 31, 2021	Nine Months Ended March 31, 2021
Decrease in employee compensation and related benefits as a result of (i) a reduction in headcount at re-opened venues, (ii) the elimination of venue line staff and manager positions at closed venues, and (iii) the permanent closure of Vandal and Avenue, all as a result of the COVID-19 pandemic	$(10,798)	$(34,716)
Decrease in (i) costs of food and beverage, and (ii) costs of venue entertainment, both as a result of the closure of certain venues, capacity restrictions at re-opened venues and the permanent closure of Vandal and Avenue, all due to the COVID-19 pandemic	(8,553)	(30,772)
Decrease in direct operating expenses associated with rent expense, primarily due to rent concessions received and the permanent closure of Vandal and Avenue	(2,070)	(7,407)
Other net decreases, substantially due to lower credit card fees	(1,269)	(5,813)
	$(22,690)	$(78,708)
Selling, general and administrative expenses
Selling, general and administrative expenses for the three months ended March 31, 2021 decreased $7,945, or 42%, to $11,025 as compared to the prior year period. For the nine months ended March 31, 2021, selling, general and administrative expenses decreased $26,673, or 49%, to $27,759 as compared to the prior year period. For the three and nine months ended March 31, 2021, the decreases were primarily due to lower (i) marketing costs of $2,716 and $9,415, respectively, (ii) restaurant expenses and supplies, public relations costs, repairs and maintenance, utilities, and general liability insurance of $2,681 and $7,340, respectively, (iii) employee compensation and related benefits, inclusive of an increase in share-based compensation, of $1,802 and $5,091, respectively, and (iv) various other decreases, primarily related to temporary office closure and the absence of bad debt expense incurred in the prior period, partially offset by an increase in professional fees, primarily related to the acquisition of the Hakkasan Business, of $2,319 and $1,670, respectively.
Impairment of intangibles, long-lived assets and goodwill
In the prior year periods, the disruptions caused by COVID-19 directly impacted the Company’s projected cash flows resulting in operating disruptions. This disruption along with the deteriorating macroeconomic conditions and industry/market considerations, were considered a “triggering event” for the Company’s Tao Group Hospitality reporting unit, which required the Company to assess the carrying value of Tao Group Hospitality’s intangible assets, long-lived assets and goodwill for impairment. Based on this evaluation, the Company recorded a non-cash impairment charge of $90,154 for the three and nine months ended March 31, 2020, which included impairment charges associated with one venue within Tao Group Hospitality of $9,456 related to certain long-lived asset and an impairment charge of $80,698 related to goodwill associated with the Tao Group Hospitality reporting unit.
In addition, for the three and nine months ended March 31, 2020, the Company also recorded a non-cash impairment charge of $12,058 under purchase price adjustment primarily associated with right-of-use lease assets and a tradename. See Note 19 to the consolidated and combined financial statements included in “— Item 1. Financial Statements” of this Quarterly Report on Form 10-Q for further detail.
Operating loss
Operating loss for the three months ended March 31, 2021 was $9,845 as compared to $92,848 in the prior year period, a decrease in operating loss of $83,003. For the nine months ended March 31, 2021, operating loss was $32,284 as compared to $82,005 in the prior year period, a decrease of $49,721. For the three and nine months ended March 31, 2021, the decreases were primarily due to the absence of the prior year periods’ impairment of intangibles, long-lived assets and goodwill, as well as decreases in direct operating expenses and selling, general and administrative expenses, partially offset by lower revenues, as discussed above.

Adjusted operating income (loss)
Adjusted operating loss for the three months ended March 31, 2021 was $7,401 as compared to $997 in the prior year period, an increase of $6,404. For the nine months ended March 31, 2021, adjusted operating loss was $24,947, as compared to adjusted operating income of $14,464 in the prior year period, an increase in adjusted operating loss of $39,411. The increases in adjusted operating losses were primarily due to lower revenues, partially offset by lower direct operating expenses and selling, general and administrative expenses. The increase in adjusted operating loss in the current year periods was higher as compared to the decrease in operating loss primarily due to the impairment charges of $90,154 for certain long-lived assets and goodwill in the prior year periods as discussed above.
Liquidity and Capital Resources
Overview
The Company’s operations and operating results have been, and continue to be, materially impacted by the COVID-19 pandemic and actions taken in response by governmental authorities and certain professional sports leagues. As of the date of this Quarterly Report on Form 10-Q, substantially all of the Entertainment business’ operations have been suspended and Tao Group Hospitality is operating at significantly reduced capacity and demand. It is not clear when we will be permitted or able to resume normal business operations.
As a result of government-mandated assembly limitations and closures, our performance venues were closed in mid-March 2020. Use of The Garden resumed for Knicks and Rangers home games without fans in December 2020 and January 2021, respectively, and, beginning on February 23, 2021, The Garden was permitted to host fans at games, capped at 10% of seating capacity. Starting April 1, 2021, our other New York performance venues, Hulu Theater at Madison Square Garden, Radio City Music Hall and the Beacon Theatre, were permitted to reopen at 10% capacity with certain safety protocols, such as proof of a negative COVID-19 test or full vaccination and social distancing. Effective May 19, 2021, capacity restrictions at The Garden and our other New York performance venues will be increased up to 30%. Although live events are permitted to be held at all of our performance venues as of the date of this filing, current government-mandated capacity restrictions and other safety requirements make it economically unfeasible to do so for most events. Other than Knicks and Rangers home games, and select non-ticketed events at The Garden, such as the Big East Tournament, all ticketed events at our venues have been postponed or canceled through at least May 2021, and will likely be impacted through the rest of Fiscal Year 2021. We are not recognizing revenue from events that have been canceled or postponed and, while events have been rescheduled into Fiscal Year 2022, it is unclear whether and to what extent those events will take place. We are actively monitoring government regulations and guidance, and when such regulations permit, and there is an opportunity to reopen our performance venues for events safely and on economically feasible terms, we expect that we would do so.
The impact to our operations included the cancellation of the 2020 production of the Christmas Spectacular and both the 2020 and 2021 Boston Calling Music Festivals.
As noted above, the Knicks and Rangers began playing home games at The Garden without fans in December 2020 and January 2021, respectively, and, beginning on February 23, 2021, games were played with limited fans in attendance, capped at 10% of seating capacity due to government-mandated assembly restrictions. Effective May 19, 2021, such capacity is permitted to be increased up to 30%. Capacity restrictions, use limitations and social distancing requirements are expected to remain in place through, at least, the conclusion of the Knicks and Rangers 2020-21 seasons, which would continue to affect the payments we receive under the Arena License Agreements.
The COVID-19 pandemic is having and will likely continue to have a significant and negative impact on our operations and financial performance. As a result, we took several actions to improve our financial flexibility, reduce operating costs and preserve liquidity:
•In August 2020, we announced that we had revised our processes and construction schedule for MSG Sphere, providing for a substantially reduced spend in Fiscal Year 2021 and a lengthened timetable that enabled the Company to preserve cash in the near-term. We expect to open MSG Sphere in Las Vegas in calendar year 2023;
•In connection with our extended construction timeline, we reduced our expected spending on technology and content development for MSG Sphere for Fiscal Year 2021;
•At the end of May 2020, we ended all financial support that was previously provided for certain event-level employees at the Company’s performance venues, and as a result virtually all venue employees, approximately 6,000 in total, were effectively furloughed. Beginning in December 2020 we started bringing back venue employees as we resumed operations;

•At the end of March 2020, Tao Group Hospitality eliminated essentially all of its venue line staff and manager positions and in August 2020, it reduced its corporate workforce, and made additional reductions in venue and corporate positions during the second quarter of Fiscal Year 2021. As Tao Group Hospitality continues to reopen venues and increase operations, venue employees are being re-hired;
•We reduced our regular full-time workforce by approximately 350 positions in August 2020, with a modest additional reduction in November 2020;
•We implemented and are continuing to pursue additional comprehensive cost reduction measures, including terminating certain third-party services, negotiating reduced rates and/or reduced service levels with third parties, seeking targeted savings and reductions in spending on marketing and travel and entertainment, and deferring or limiting non-essential operating or other discretionary expenses;
•We successfully negotiated certain relief and deferral of cash payments from landlords and other vendors and continue to pursue additional opportunities; and
•In November 2020, MSG National Properties, LLC (“MSG National Properties”) and certain of our subsidiaries entered into a five-year $650,000 senior secured term loan facility (“National Properties Term Loan Facility”). See Note 13 to the consolidated and combined financial statements included in “— Item 1. Financial Statements” of this Quarterly Report on Form 10-Q for further details of National Properties Term Loan Facility.
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
Our primary sources of liquidity are cash and cash equivalents and cash flows from the operations of our businesses. On November 12, 2020, MSG National Properties and certain of our subsidiaries entered into a five year $650,000 senior secured term loan facility (the “National Properties Term Loan Facility”). Our principal uses of cash include working capital-related items (including funding our operations), capital spending (including our construction of large-scale venues in Las Vegas and London), investments and related loans and advances that we may fund from time to time, repayment of debt, and mandatory purchases from prior acquisitions. We may also use cash to repurchase our common stock. Our decisions as to the use of our available liquidity will be based upon the ongoing review of the funding needs of the business, the optimal allocation of cash resources, and the timing of cash flow generation. To the extent that we desire to access alternative sources of funding through the capital and credit markets, challenging U.S. and global economic and market conditions could adversely impact our ability to do so at that time.
We regularly monitor and assess our ability to meet our net funding and investing requirements. We believe we have sufficient liquidity, including approximately $1,278,000 in cash and cash equivalents as of March 31, 2021, to fund our operations, service the National Properties Term Loan Facility, and pursue the development of the new venues discussed below over the next 12 months. Our cash and cash equivalents include approximately $194,000 in advance cash proceeds — primarily related to suites, tickets and, to a lesser extent, sponsorships — all of which would be addressed, to the extent necessary, through credits, make-goods, refunds and/or rescheduled dates.
On March 31, 2020, the Company’s Board of Directors authorized, effective following the Entertainment Distribution, a share repurchase program to repurchase up to $350,000 of the Company’s Class A Common Stock. Under the authorization, shares of Class A Common Stock may be purchased from time to time in open market transactions, in accordance with applicable insider trading and other securities laws and regulations. The timing and amount of purchases will depend on market conditions and other factors. No shares have been repurchased to date. The Merger Agreement provides that, during the periods from the date of the Merger Agreement until the closing of the Merger or termination of the Merger Agreement, the Company is subject to restrictions that, among others, restrict its ability to repurchase, redeem or otherwise acquire shares of Class A Common Stock, without the consent of MSG Networks.
Tao Group Hospitality’s principal uses of cash include working capital related-items (including funding its operations), investments in new venues, tax-related cash distributions, interest expense payments and repayment of debt. Tao Group Hospitality plans to continue to grow its business through the opening of new venues. With the onset of the pandemic, Tao Group Hospitality’s business was also materially impacted by the COVID-19 related restrictions imposed by state and local officials, which included limiting restaurants and bars to take-out and delivery service only and requiring the closure of nightlife establishments. As a result of these restrictions, virtually all of Tao’s venues were closed for approximately three months starting in mid-March, and Avenue and Vandal in New York were permanently closed in April 2020 and June 2020, respectively. Tao Group Hospitality continues to increase operations at certain venues, subject to significant regulatory requirements, including limits on capacity, curfews and social distancing requirements for outdoor and indoor dining. Effective

May 1, 2021, Las Vegas restaurant capacity increased to 80% and it was announced that New York City restaurant capacity will increase to 75% beginning on May 7, 2021, before going to 100% on May 19, 2021, subject to social distancing requirements, which may impact actual capacity levels. While venue re-openings are increasing across the markets in which Tao Group Hospitality operates, government requirements remain uncertain and subject to change. As of March 31, 2021, 18 of Tao Group Hospitality’s venues were open for outdoor dining, limited capacity indoor dining, and delivery/takeout (including Tao Asian Bistro & Lounge at Mohegan Sun, which opened in March 2021), while 11 venues remained closed. We expect that the Company will increase the availability under its subordinated loan with Tao Group Hospitality, which will provide additional capital necessary, together with cash-on-hand, Tao Group Hospitality’s revolving credit facility and existing committed capital from the Company, to fund Tao Group Hospitality’s operations and service its debt obligations over the next 12 months.
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
While it is always difficult to provide a definitive construction cost estimate for large-scale construction projects, it is particularly challenging for one as unique as MSG Sphere. On February 7, 2020 we announced that our cost estimate, inclusive of core technology and soft costs, for MSG Sphere at The Venetian was approximately $1,660,000. This cost estimate was net of $75,000 that the Las Vegas Sands Corp. has agreed to pay to defray certain construction costs and also excludes significant capitalized and non-capitalized costs for items such as content creation, internal labor, and furniture and equipment.
Numerous factors have impacted and will continue to impact the cost estimate above, including the ongoing effects of the global pandemic and its impact on the global supply chain and associated costs of materials and labor, as well as changes to project design, scope and schedule. As a result of these factors, taking into account the proposed construction schedule and the ongoing effects of the global pandemic and its impact on the costs of materials and labor, we estimate our cost for MSG Sphere at The Venetian, inclusive of core technology and soft costs, has increased by approximately 10%. As the construction manager of the project, we intend to aggressively manage the cost of the project in this volatile environment to minimize any potential costs increase. As part of our annual budget process, management and the Board will review and update the design, scope, cost and/or timeline of the project. We expect to complete that process in late June or early July.
Relative to the cost estimate above, our actual construction costs for MSG Sphere at The Venetian incurred through March 31, 2021 were approximately $712,000, which were net of $65,000 received from Las Vegas Sands Corp in Fiscal Year 2020. The construction cost of $712,000 discussed above included approximately $62,000 of accrued expenses that were not yet paid as of March 31, 2021.
As previously disclosed, effective as of November 12, 2020, the Company entered into a letter agreement amending its ground lease agreement with Sands (the “Sands Letter Agreement”). The ground lease agreement previously required that the Company commence erection of above-grade structural steel for the MSG Sphere no later than 18 months after the date of the ground lease agreement and achieve substantial completion of the project no later than three years after the construction commencement date, subject to certain permitted extensions. The Sands Letter Agreement sets this outside completion date at September 30, 2023. There were no other material changes to the terms of the ground lease.
On December 11, 2020, the Company and Hunt Construction Group Inc. (d/b/a AECOM Hunt) (“AECOM”) entered into a Termination Agreement, effective December 12, 2020, terminating the construction agreement, dated May 31, 2019, between the Company’s wholly-owned subsidiary, MSG Las Vegas, LLC and AECOM. The Company (through one of its wholly-owned subsidiaries) is now serving as construction manager and overseeing the construction process, including the direct engagement and supervision of the subcontractors. AECOM continues to support the MSG Sphere at The Venetian through a new services agreement that facilitates AECOM’s ongoing involvement through the MSG Sphere’s completion.

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
The principal obligations under the National Properties Term Loan Facility are to be repaid in quarterly installments in an aggregate amount equal to 1.00% per annum (0.25% per quarter), with the balance due at the maturity of the facility. The National Properties Term Loan Facility will mature on November 12, 2025. Borrowings under the National Properties Term Loan Facility bear interest at a floating rate, which at the option of MSG National Properties may be either (i) a base rate plus a margin of 5.25% per annum or (ii) LIBOR, with a floor of 0.75%, plus a margin of 6.25% per annum. The interest rate on the National Properties Term Loan Facility as of March 31, 2021 was 7.00%. During the nine months ended March 31, 2021, the Company was not required to make interest or principal payments under the National Properties Term Loan Facility.
All obligations under the National Properties Term Loan Facility are guaranteed by MSG Entertainment Group and MSG National Properties’ existing and future direct and indirect domestic subsidiaries, other than the subsidiaries that own The Garden, BCE and certain other excluded subsidiaries (the “Subsidiary Guarantors”). All obligations under the Term Loan Facility, including the guarantees of those obligations, are secured by certain of the assets of MSG National Properties and the Subsidiary Guarantors (collectively, “Collateral”) including, but not limited to, a pledge of some or all of the equity interests held directly or indirectly by MSG National Properties in each Subsidiary Guarantor. The Collateral does not include, among other things, any interests in The Garden or the leasehold interests in Radio City Music Hall and the Beacon Theatre. Under certain circumstances, MSG National Properties is required to make mandatory prepayments on loans outstanding, including prepayments in an amount equal to a specified percentage of excess cash flow in any fiscal year and prepayments in an amount equal to the net cash proceeds of certain sales of assets or casualty insurance and/or condemnation recoveries (subject to certain reinvestment, repair or replacement rights), in each case subject to certain exceptions.
In addition to the minimum liquidity covenant, the National Properties Term Loan Facility and the related security agreement contain certain customary representations and warranties, affirmative and negative covenants and events of default. The Term Loan Facility contains certain restrictions on the ability of MSG National Properties and its restricted subsidiaries to take certain actions as provided in (and subject to various exceptions and baskets set forth in) the Term Loan Facility, including the following: (i) incur additional indebtedness; (ii) create liens on certain assets; (iii) make investments, loans or advances in or to other persons; (iv) pay dividends and distributions or repurchase capital stock (which will restrict the ability of MSG National Properties to make cash distributions to the Company); (v) repay, redeem or repurchase certain indebtedness; (vi) change its lines of business; (vii) engage in certain transactions with affiliates; (viii) amend their respective organizational documents; (ix) merge or consolidate; and (x) make certain dispositions. As of March 31, 2021, MSG National Properties and its restricted subsidiaries were in compliance with the covenants of the National Properties Term Loan Facility.
Tao Senior Secured Credit Facilities
On May 23, 2019, Tao Group Intermediate Holdings LLC (“TAOIH”) and Tao Group Operating LLC (“TAOG”), entered into the Tao Senior Credit Agreement with JPMorgan Chase Bank, N.A., and the lenders party thereto. The Tao Senior Credit Agreement provides TAOG with senior secured credit facilities (the “Tao Senior Secured Credit Facilities”) consisting of: (i) an initial $40,000 term loan facility with a term of five years and (ii) a $25,000 revolving credit facility with a term of five years (the “Tao Revolving Credit Facility”). The Tao Senior Secured Credit Facilities were obtained without recourse to the Company or any of its affiliates (other than TAOG, TAOIH and its subsidiaries and in respect of the reserve account discussed below)). There was $14,500 outstanding amount drawn on the Tao Revolving Credit Facility as of March 31, 2021. As of March 31, 2021, Tao Group Hospitality utilized $750 of the Tao Revolving Credit Facility for issuance of letters of credit and the remaining borrowing available was $9,750. The Credit Agreement matures on May 23, 2024.
Disruptions caused by the COVID-19 pandemic have had, and are likely to continue to have, a significant and negative impact on Tao Group Hospitality’s operations and financial performance. On August 6, 2020, TAOIH and TAOG entered into an amendment to the Tao Senior Credit Agreement, which suspended the application of the financial maintenance covenants thereunder through December 31, 2021, modified certain restrictive covenants therein, modified the applicable interest rates and increased the minimum liquidity requirement. In addition, in connection with the amendment, the Company, through its direct subsidiary, MSG Entertainment Group, entered into a guarantee and reserve account agreement (i) to guarantee the obligations of TAOG under the Tao Senior Credit Agreement, (ii) to establish and grant a security interest in a reserve account that initially held a deposit of approximately $9,800 and (iii) with a covenant to maintain a minimum liquidity requirement of no less than $75,000 at all times. The balance held in the reserve account was approximately $6,500 as of March 31, 2021. As of March 31, 2021, TAOG, TAOIH and the restricted subsidiaries were in compliance with the covenants of the Tao Senior Credit Agreement.
If recovery from the pandemic takes longer than currently estimated, Tao Group Hospitality may need to seek covenant waivers in the future. Tao Group Hospitality’s failure to obtain covenant waivers could trigger a violation of these covenants and lead to default and acceleration of all of its outstanding debt, which could have a material adverse effect on liquidity.
On May 23, 2019, MSG Entertainment Holdings LLC, a subsidiary of the Company, and Tao Group Sub Holdings LLC, a subsidiary of Tao Group Hospitality, entered into a Credit Agreement providing for a credit facility of $49,000 that matures on August 22, 2024 (the “Tao Subordinated Credit Agreement”). On June 15, 2020, the Tao Subordinated Credit Agreement was amended to provide an additional $22,000 of borrowing capacity. As of March 31, 2021, the outstanding balance under the Tao Subordinated Credit Agreement was $62,000. The balances and interest-related activities pertaining to the Tao Subordinated Credit Agreement have been eliminated in the consolidated and combined financial statements in accordance with ASC Topic 810, Consolidation.
See Note 13 to the consolidated and combined financial statements included in “— Item 1. Financial Statements” of this Quarterly Report on Form 10-Q for discussions of the Company’s debt obligations and various financing agreements.
Letters of Credit
The Company uses letters of credit to support its business operations. As of March 31, 2021, the Company had $4,226 of letters of credit outstanding, which included two letters of credit for $750 issued under the Tao Revolving Credit Facility.
Contractual Obligations
The Company did not have any material changes in its contractual obligations since the end of Fiscal Year 2020 other than (i) the National Properties Term Loan Facility entered into on November 12, 2020, (ii) the termination of the DDTL Facilities on November 6, 2020, (iii) commitments of approximately $51,400 associated with equipment and other development costs, and (iv) activities in the ordinary course of business. See Notes 13 and 18 to the consolidated and combined financial statements included in “— Item 1. Financial Statements” of this Quarterly Report on Form 10-Q for discussions of the Company’s National Properties Term Loan Facility repayment requirements and the cancellation of the DDTL Facilities, respectively.

Cash Flow Discussion

As of March 31, 2021, cash, cash equivalents and restricted cash totaled $1,302,308, as compared to $924,304 as of June 30, 2020. The following table summarizes the Company’s cash flow activities for the nine months ended March 31, 2021 and 2020:

	Nine Months Ended March 31,
	2021	2020
Net loss	$(310,655)	$(134,782)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities	86,388	214,949
Subtotal	$(224,267)	$80,167
Changes in working capital assets and liabilities	(69,555)	54,029
Net cash provided by (used in) operating activities	$(293,822)	$134,196
Net cash provided by (used in) investing activities	46,037	(477,891)
Net cash provided by financing activities	617,871	268,512
Effect of exchange rates on cash, cash equivalents and restricted cash	7,918	3,916
Net increase (decrease) in cash, cash equivalents and restricted cash	$378,004	$(71,267)
Operating Activities
Net cash used in operating activities for the nine months ended March 31, 2021 increased by $428,018 to $293,822 as compared to the prior year period primarily due to a higher operating loss in the current year period and changes in working capital assets and liabilities, which included (i) lower cash receipts from collections of accounts receivables, (ii) net decrease of shows resulting in less collections due to promoters, (iii) payments associated with restructuring charges related to termination benefits provided to employees, (iv) income tax payments in the current year period, and (v) an increase in net related party receivables associated with the Transition Services Agreement pursuant to which the Company provides certain corporate and other transition services to MSG Sports in connection with the Entertainment Distribution and the Arena License Agreements.
Investing Activities
Net cash provided by investing activities for the nine months ended March 31, 2021 increased by $523,928 to $46,037 as compared to the prior year period primarily due to the absence of cash used to purchase short-term investments in the prior year period, as well as higher proceeds from the maturity of short-term investments in the current year period.
Financing Activities
Net cash provided by financing activities for the nine months ended March 31, 2021 increased by $349,359 to $617,871 as compared to the prior year period primarily due to the proceeds received from the National Properties Term Loan Facility in the current year period, partially offset by the absence of net transfers from MSG Sports and its subsidiaries prior to the Entertainment Distribution.
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

Goodwill is tested annually for impairment as of August 31st and at any time upon the occurrence of certain events or substantive changes in circumstances. The Company performs its goodwill impairment test at the reporting unit level, which is one level below the operating segment level. As of March 31, 2021, the Company had two operating and reportable segments consistent with the process the Company’s management followed in making decisions and allocating resources to the business.
For purposes of evaluating goodwill for impairment, the Company has two reporting units: Entertainment and Tao Group Hospitality.
The goodwill balance reported on the Company’s consolidated balance sheet as of March 31, 2021 by reporting unit was as follows:

Entertainment	$74,309
Tao Group Hospitality (a)	—
$74,309
_________________
(a)As of March 31, 2021 and June 30, 2020, Tao Group Hospitality had no goodwill remaining after the impairment charges recorded during Fiscal Year 2020.
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
Identifiable Indefinite-Lived Intangible Assets
Identifiable indefinite-lived intangible assets are tested annually for impairment as of August 31st and at any time upon the occurrence of certain events or substantive changes in circumstances. The following table sets forth the amount of identifiable indefinite-lived intangible assets reported in the Company’s consolidated balance sheet as of March 31, 2021:

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
Borrowings under the National Properties Term Loan Facility and Tao Senior Secured Credit Facilities incur interest, depending on election by MSG National Properties and TAOG, at a floating rate based upon LIBOR, the U.S. Federal Funds Rate or the U.S. Prime Rate, plus, in the case of TAOG, an additional spread which is dependent upon the total leverage ratio at the time for Tao Senior Secured Credit Facilities. Accordingly, the National Properties Term Loan Facility and the Tao Senior Secured Credit Facilities are subject to interest rate risk with respect to the tenor of any borrowings incurred. See Note 13 to the consolidated and combined financial statements included in “— Item 1. Financial Statements” of this Quarterly Report on Form 10-Q for additional information on the Tao Credit Facilities and National Properties Term Loan Facility. For the twelve months ended March 31, 2021, the interest rate on the Tao Senior Secured Credit Facilities ranged from 2.61% to 3.25% and it was 2.61% as of March 31, 2021. In addition, the interest rate on National Properties Term Loan Facility was 7.00% as of March 31, 2021 and has been unchanged since inception. The effect of a hypothetical 100 basis point and a hypothetical 200 basis point increase in floating interest rates prevailing as of March 31, 2021 and continuing for a full year would increase interest expense by $2,786 and $9,715, respectively, on the combined outstanding balances under the National Properties Term Loan Facility and Tao Senior Secured Credit Facilities.
Foreign Currency Exchange Rate Exposure
We are exposed to market risk resulting from foreign currency fluctuations, primarily to the British pound sterling through our net investment position initiated with our acquisition of land in London in the second quarter of fiscal year 2018 for future MSG Sphere development and through cash and invested funds which will be deployed in the construction of our London venue. We may evaluate and decide, to the extent reasonable and practical, to reduce the translation risk of foreign currency fluctuations by entering into foreign currency forward exchange contracts with financial institutions. If we were to enter into such hedging transactions, the market risk resulting from foreign currency fluctuations is unlikely to be entirely eliminated. We do not plan to enter into derivative financial instrument transactions for foreign currency speculative purposes. During the past twelve months ended March 31, 2021, the GBP/USD exchange rate ranged from 1.2141 to 1.4145 as compared to GBP/USD exchange rate of 1.3788 as of March 31, 2021, a fluctuation ranging from 3% to 14%. As of March 31, 2021, a uniform hypothetical 8% fluctuation, based on the mid-point of the fluctuation range for the past twelve months, in the GBP/USD exchange rate would have resulted in a change of approximately $15,000 in the Company’s net asset value.
Item 4. Controls and Procedures
An evaluation was carried out under the supervision and with the participation of the Company’s management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934). Based on that evaluation, the Company’s Chief Executive Officer and Chief Financial Officer concluded that as of March 31, 2021 the Company’s disclosure controls and procedures were effective.
There were no changes in the Company’s internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Securities Exchange Act of 1934) during the fiscal quarter ended March 31, 2021 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II—OTHER INFORMATION
Item 1. Legal Proceedings
Madison Square Garden Entertainment Corp. (together with its subsidiaries, the “Company”) is a defendant in various lawsuits. Although the outcome of these lawsuits cannot be predicted with certainty (including the extent of available insurance, if any), management does not believe that resolution of these lawsuits will have a material adverse effect on the Company.
Item 1A. Risk Factors
The Company and MSG Networks Inc. May Fail to Consummate the Merger, and Uncertainties Related to the Consummation of the Merger May Have A Material Adverse Effect on the Company’s Business, Results of Operations and Financial Conditions and Negatively Impact the Price of Our Common Stock.
On March 25, 2021, the Company, MSG Networks Inc. (“MSG Networks”), and Broadway Sub Inc., a direct wholly-owned subsidiary of the Company (“Merger Sub”), entered into an agreement and plan of merger (the “Merger Agreement”). Pursuant to the Merger Agreement, Merger Sub will merge with and into MSG Networks with MSG Networks surviving and continuing as the surviving corporation in the merger (the “Merger”). The consummation of the Merger is subject to certain conditions and the Merger Agreement also contains certain customary termination rights for the Company and MSG Networks, including, without limitation, if the Merger is not consummated on or before December 20, 2021.
The Merger is expected to be completed during the third quarter of calendar year 2021, however, there is no assurance that the Merger and the other transactions contemplated by the Merger Agreement will occur on the terms and timeline currently contemplated, or at all. If the proposed Merger is not completed or the Merger Agreement is terminated, our business may be adversely affected and, without realizing any of the benefits of having completed the transaction, we would be subject to a number of risks, including the impact of: (i) adverse reactions from the financial markets, including negative impacts on the stock prices of our Class A Common Stock; (ii) negative reactions from our customers or other stakeholders; (iii) the payment of certain costs relating to the Merger, whether or not the Merger is completed; (iv) matters relating to completion of the Merger, which will require substantial commitments of time and resources by our management that would otherwise have been devoted to day-to-day operations; and (v) litigation related to any failure to complete the Merger or related to any enforcement proceeding commenced against us to perform our obligations under the Merger Agreement. If the Merger is not completed or is delayed, the risks described above may materialize and may adversely affect our business, results of operations and financial condition, financial results and stock price.
While the Merger is Pending, the Company Will Be Subject to Business Uncertainties as Well as Contractual Restrictions Under the Merger Agreement That May Have an Adverse Effect on Our Business.
The Merger will occur only if stated conditions are met, many of which are outside of our control. In addition, each of the Company and MSG Networks have rights to terminate the Merger Agreement under specified circumstances. Accordingly, there may be uncertainty regarding the completion of the Merger. Uncertainty about the effect of the transaction on our employees and business relationships may have an adverse effect on our business and, consequently, on the Company following the completion of the Merger. These uncertainties may impair our ability to retain and motivate key personnel until and after the completion of the Merger.
In addition, the Merger Agreement contains customary covenants which restrict each of the Company and MSG Networks, without the consent of the other party, from taking certain specified actions until the transaction closes or the Merger Agreement terminates. These restrictions may prevent us from pursuing otherwise attractive business opportunities that may arise prior to the completion of the Merger or termination of the Merger Agreement.
We Will Incur Significant Transaction Costs in Connection With the Merger, Even if the Merger is Not Consummated.
We expect to pay significant transaction costs in connection with the Merger. These transaction costs include legal, accounting, tax and financial advisory expenses, Securities and Exchange Commission (“SEC”) filing fees, printing expenses, mailing costs and other related charges. A portion of the transaction costs will be incurred regardless of whether the transaction is completed. In accordance with the Merger Agreement, each of the Company and MSG Networks will generally pay our own costs and expenses in connection with the transaction, whether or not the transaction is completed. If the Merger is not completed, we will have incurred substantial expenses for which no ultimate benefit will have been received by the Company. In addition, the Merger Agreement contains certain termination rights for the Company and MSG Networks, and under certain circumstances, we may be required to pay a termination fee to MSG Networks of $21.2 million.

We May Be Subject to Lawsuits Relating to the Merger, Which May Impact the Timing of the Closing and Our Ability to Close the Merger and May Adversely Impact Our Business.
The Company and our directors, officers and controlling stockholders may be subject to lawsuits relating to the Merger. Litigation is very common in connection with the sale of public companies, regardless of whether the claims have any merit. One of the conditions to consummating the Merger is that no order preventing or otherwise prohibiting the consummation of the Merger shall have been issued by any court. Consequently, if any lawsuit challenging the Merger is successful in obtaining an order preventing the consummation of the Merger, that order may delay or prevent the Merger from being completed. While we will evaluate and defend against any lawsuits, the time and costs of defending against litigation relating to the Merger may adversely affect our business.
The Market Value of Our Class A Common Stock May Vary Significantly Prior to the Merger due to a Variety of Factors.
The Merger Agreement includes a fixed exchange ratio that will determine the number of shares of the Company’s Class A Common Stock that holders of MSG Networks Class A common stock, par value $0.01 per share (“MSGN Class A Common Stock”), will receive at the time the Merger becomes effective, with such product rounded up to the next whole share. The market value of the Company’s Class A Common Stock at the time of the closing of the Merger may vary significantly from the market value of such stock on March 10, 2021 (the date a Bloomberg article speculated on the possibility of a merger) the date the Merger Agreement was executed or the date of this Quarterly Report on Form10-Q. Because the exchange ratio will not be adjusted to reflect any changes in the market price of the Company’s Class A Common Stock or the MSGN Class A Common Stock, the market value of the Company’s Class A Common Stock issued to MSG Networks stockholders in the Merger may be higher or lower than the values of those shares on earlier dates. Accordingly, at any time prior to the completion of the Merger, we will not know or be able to determine the value of our Common Stock that will be paid to MSG Networks stockholders as consideration upon completion of the Merger.
Changes in the market price of the Company’s Class A Common Stock may result from a variety of factors that are beyond our control, including changes in our business, operations and prospects, governmental actions, legal proceedings and developments and other matters generally affecting the securities market. Market assessments of the benefits of the Merger, the likelihood that the Merger will be completed and general and industry-specific market and economic conditions may also have an effect on the market price of the Company’s Class A Common Stock. Neither the Company nor MSG Networks is permitted to terminate the Merger Agreement solely because of changes in the market prices of the Company’s Class A Common Stock or MSG Networks’ Class A Common Stock. You are urged to obtain up-to-date prices for our Class A Common Stock and MSG Networks’ Class A Common Stock.
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
As of March 31, 2021, the Company has the availability to repurchase up to $350 million of the Company’s Class A Common Stock under the Class A Common Stock share repurchase program authorized by the Company’s Board of Directors on March 31, 2020. Under the authorization, shares of Class A Common Stock may be purchased from time to time in open market transactions, in accordance with applicable insider trading and other securities laws and regulations. The timing and amount of purchases will depend on market conditions and other factors. No shares have been repurchased to date.
The Merger Agreement provides that, during the periods from the date of the Merger Agreement until the closing of the Merger or termination of the Merger Agreement, the Company is subject to restrictions that, among others, restrict its ability to repurchase, redeem or otherwise acquire shares of Class A Common Stock, without the consent of MSG Networks.

Item 6. Exhibits

(a)Index to Exhibits

EXHIBIT NO.	DESCRIPTION
2.1
Agreement and Plan of Merger, dated as of March 25, 2021, by and among Madison Square Garden Entertainment Corp., MSG Networks Inc. and Broadway Sub Inc. (incorporated by reference to Exhibit 2.1 to the Company’s Current Report on Form 8-K filed on March 26, 2021).

10.1
MSG Networks Voting and Support Agreement, dated as of March 25, 2021, by and among Madison Square Garden Entertainment Corp. and certain stockholders of MSG Networks Inc. that are signatories thereto (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on March 26, 2021).

10.2
MSG Entertainment Voting and Support Agreement, dated as of March 25, 2021, by and among MSG Networks Inc. and certain stockholders of Madison Square Garden Entertainment Corp. that are signatories thereto (incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K filed on March 26, 2021).

10.3
Transaction Agreement, dated as of April 27, 2021, between TAO Group Sub-Holdings LLC and Hakkasan USA, Inc. (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on April 28, 2021).

10.4
Amended and Restated Limited Liability Company Agreement of TAO Group Sub-Holdings LLC, dated as of April 27, 2021 (incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K filed on April 28, 2021).

10.5	Amendment No. 2 to Second Amended and Restated Limited Liability Company Agreement of TAO Group Holdings LLC, dated as of April 27, 2021.
10.6
First Renewal Option Extension Letter amending Lease Agreement, dated December 4, 1997, by and between RCPI Landmark Properties, L.L.C. and Radio City Productions LLC (as amended), dated February 24, 2021.

10.7
Second Renewal Option Extension Letter amending Lease Agreement, dated December 4, 1997, by and between RCPI Landmark Properties, L.L.C. and Radio City Productions LLC (as amended), dated March 25, 2021.

10.8
Third Renewal Option Extension Letter amending Lease Agreement, dated December 4, 1997, by and between RCPI Landmark Properties, L.L.C. and Radio City Productions LLC (as amended), dated April 29 2021.

31.1	Certification by the Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	Certification by the Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1	Certification by the Chief Executive Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2	Certification by the Chief Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101.INS	XBRL Instance Document — the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.
101.SCH	XBRL Taxonomy Extension Schema.
101.CAL	XBRL Taxonomy Extension Calculation Linkbase.
101.DEF	XBRL Taxonomy Extension Definition Linkbase.
101.LAB	XBRL Taxonomy Extension Label Linkbase.
101.PRE	XBRL Taxonomy Extension Presentation Linkbase.
104	The cover page from the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2021 formatted in Inline XBRL and contained in Exhibit 101.

SIGNATURE
Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on the 6th day of May 2021.

Madison Square Garden Entertainment Corp.

By:	/S/ MARK H. FITZPATRICK
	Name:	Mark H. FitzPatrick
	Title:	Executive Vice President and Chief Financial Officer