Form 10-K
period 2021-06-30
Madison Square Garden Entertainment Corp.
filed 2021-08-23
CIK 1795250

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-K
(Mark One)

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended June 30, 2021
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
Indicate by check mark if the Registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes ☑ No ☐
Indicate by check mark if the Registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act. Yes ☐ No ☑
Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant has been required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☑ No ☐
Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes ☑ No ☐
Indicate by check mark whether each Registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☑	Accelerated filer	☐
Non-accelerated filer	☐	Smaller reporting company	☐
		Emerging growth company	☐
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☑
Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑
The aggregate market value of the voting and non-voting common equity held by non-affiliates of Madison Square Garden Entertainment Corp. computed by reference to the price at which the common equity was last sold on the New York Stock Exchange as of December 31, 2020, the last business day of the registrant’s most recently completed second fiscal quarter, was approximately $1.99 billion.
Number of shares of common stock outstanding as of July 31, 2021:

Class A Common Stock par value $0.01 per share	—	27,093,988
Class B Common Stock par value $0.01 per share	—	6,866,754
Documents incorporated by reference — Certain information required for Part III of this report is incorporated herein by reference to the proxy statement for the 2021 annual meeting of the Company’s shareholders, expected to be filed within 120 days after the close of our fiscal year.

PART I
Item 1. Business
Madison Square Garden Entertainment Corp. is a Delaware corporation with our principal executive offices at Two Pennsylvania Plaza, New York, NY, 10121. Unless the context otherwise requires, all references to “we,” “us,” “our,” “MSG Entertainment” or the “Company” refer collectively to Madison Square Garden Entertainment Corp., a holding company, and its direct and indirect subsidiaries. We conduct substantially all of our business activities discussed in this Annual Report on Form 10-K through MSG Entertainment Group, LLC and its direct and indirect subsidiaries. Our telephone number is 212-465-6000, our website is http://www.msgentertainment.com and the investor relations section of our website is http://investor.msgentertainment.com. We make available, free of charge through the investor relations section of our website, annual reports on Form 10-K, quarterly reports on Form 10-Q and current reports on Form 8-K and amendments to those reports filed or furnished pursuant to Section 13(a) or 15(d) of the Securities Exchange Act of 1934, as amended, as well as proxy statements, as soon as reasonably practicable after we electronically file such material with, or furnish it to, the Securities and Exchange Commission (“SEC”). Copies of these filings are also available on the SEC’s website. References to our website in this report are provided as a convenience and the information contained on, or available through, our website is not part of this or any other report we file with or furnish to the SEC.
The Company was incorporated on November 21, 2019 as a direct, wholly-owned subsidiary of Madison Square Garden Sports Corp. (“MSG Sports”), formerly known as The Madison Square Garden Company. On March 31, 2020, MSG Sports’ board of directors approved the distribution of all the outstanding common stock of the Company to MSG Sports stockholders (the “Entertainment Distribution”) which occurred on April 17, 2020 (the “Entertainment Distribution Date”). On July 9, 2021, the Company completed its previously announced acquisition of MSG Networks Inc., a Delaware corporation (“MSG Networks”), pursuant to that certain Agreement and Plan of Merger, dated as of March 25, 2021 (the “Merger Agreement”), among the Company, Broadway Sub Inc., a Delaware corporation and wholly-owned subsidiary of the Company (“Merger Sub”), and MSG Networks. Merger Sub merged with and into MSG Networks (the “Merger”), with MSG Networks surviving and continuing as the surviving corporation in the Merger as a wholly-owned subsidiary of the Company. On July 9, 2021, at the effective time of the Merger (the “Effective Time”), (i) each share of Class A common stock, par value $0.01 per share, of MSG Networks (“MSGN Class A Common Stock”) issued and outstanding immediately prior to the Effective Time was automatically converted into the right to receive a number of shares of Class A common stock, par value $0.01 per share, of the Company (“Class A Common Stock”) such that each holder of record of shares of MSGN Class A Common Stock has the right to receive, in the aggregate, a number of shares of Class A Common Stock equal to the total number of shares of MSGN Class A Common Stock held of record immediately prior to the Effective Time multiplied by 0.172, with such product rounded up to the next whole share and (ii) each share of Class B common stock, par value $0.01 per share, of MSG Networks (“MSGN Class B Common Stock” and, together with MSGN Class A Common Stock, “MSGN Common Stock”) issued and outstanding immediately prior to the Effective Time was automatically converted into the right to receive a number of shares of Class B common stock, par value $0.01 per share, of the Company (“Class B Common Stock” and, together with Class A Common Stock, “Common Stock”) such that each holder of record of shares of MSGN Class B Common Stock has the right to receive, in the aggregate, a number of shares of Class B Common Stock equal to the total number of shares of MSGN Class B Common Stock held of record immediately prior to the Effective Time multiplied by 0.172, with such product rounded up to the next whole share, in each case except for Excluded Shares (as defined in the Merger Agreement).
The Company reports on a fiscal year basis ending on June 30th. In this annual report on Form 10-K, the years ended on June 30, 2021, 2020, and 2019 are referred to as “Fiscal Year 2021,” “Fiscal Year 2020,” and “Fiscal Year 2019,” respectively, and the year ending June 30, 2022 is referred to as “Fiscal Year 2022.”
Overview
MSG Entertainment is a leader in live entertainment comprised of iconic venues; marquee entertainment brands; regional sports and entertainment networks; popular dining and nightlife offerings; and a premier music festival. As of June 30, 2021, we managed our business through the following operating segments:
Entertainment: This segment includes our portfolio of venues: Madison Square Garden (“The Garden”), Hulu Theater at Madison Square Garden, Radio City Music Hall, the Beacon Theatre, and The Chicago Theatre. In addition, the Company has unveiled its vision for state-of-the-art venues, called MSG Sphere, and is currently building its first venue in Las Vegas. Also included in this segment is the original production, the Christmas Spectacular Starring the Radio City Rockettes (“Christmas Spectacular”), as well as the Company’s controlling interest in Boston Calling Events, LLC (“BCE”), the entertainment production company that owns and operates the Boston Calling Music Festival. The Entertainment segment also includes our bookings business, which features a variety of live entertainment and sports experiences.

Tao Group Hospitality: This segment features the Company’s controlling interest in TAO Group Holdings LLC (“Tao Group Hospitality”), a hospitality group with globally-recognized entertainment dining and nightlife brands including: Tao, Marquee, Lavo, Beauty & Essex, Cathédrale, Hakkasan and Omnia. Tao Group Hospitality operates 61 entertainment dining and nightlife venues spanning 23 markets across five continents.
The consummation of the Merger created our MSG Networks segment, which includes two regional sports and entertainment networks, MSG Network and MSG+, a companion streaming app, MSG GO, and other digital properties. MSG Networks serves the New York Designated Market Area (“DMA”), as well as other portions of New York, New Jersey, Connecticut and Pennsylvania and features a wide range of sports content, including exclusive live local games and other programming of the New York Knicks (the “Knicks”) of the National Basketball Association (the “NBA”) and the New York Rangers (the “Rangers”), New York Islanders (the “Islanders”), New Jersey Devils (the “Devils”) and Buffalo Sabres (the “Sabres”) of the National Hockey League (the “NHL”), as well as significant coverage of the New York Giants (the “Giants”) and Buffalo Bills (the “Bills”) of the National Football League (the “NFL”).
Impact of the COVID-19 Pandemic on Our Business
Our operations and operating results have been, and continue to be, materially impacted by the COVID-19 pandemic and actions taken in response by governmental authorities and certain professional sports leagues. For the majority of Fiscal Year 2021, substantially all of the Entertainment business operations were suspended and Tao Group Hospitality was operating at significantly reduced capacity and demand. While operations have started to resume, it is not clear when we will fully return to normal operations.
As a result of government-mandated assembly limitations and closures, all of our performance venues were closed beginning in mid-March 2020. Use of The Garden resumed for Knicks and Rangers home games without fans in December 2020 and January 2021, respectively, and, beginning on February 23, 2021, The Garden was permitted to host fans at games at 10% seating capacity with certain safety protocols, such as proof of full vaccination or a negative COVID-19 test and social distancing. Starting April 1, 2021, our other New York performance venues, Hulu Theater at Madison Square Garden, Radio City Music Hall and the Beacon Theatre, were also permitted to reopen at 10% capacity with certain safety protocols. Although live events were permitted at our venues, government-mandated capacity restrictions and other safety requirements made it economically unfeasible to do so for most events at that time. Effective May 19, 2021, all of our New York venues were permitted to host guests at full capacity, subject to certain restrictions, and effective June 2021, The Chicago Theatre was permitted to host events without restrictions. As a result, The Garden hosted three Knicks playoff games with approximately 15,000-16,000 fans in attendance per game during Fiscal Year 2021, and we welcomed the Foo Fighters on June 20, 2021 for the first live event at The Garden with 100% capacity since our venues were shut down in March 2020. In addition, on June 19, 2021, Radio City Music Hall opened its doors for the first time in over a year to host the Tribeca Festival’s closing night film, Untitled: Dave Chappelle Documentary, with 100% capacity. The Beacon Theatre hosted its first ticketed event, at 100% capacity, on June 22, 2021 with the first of two shows from Trey Anastasio, and Hulu Theater at Madison Square Garden hosted its first ticketed event, at 100% capacity, with a boxing/hip-hop event on August 3, 2021. For all events hosted at our New York venues with 100% capacity prior to August 17, 2021, guests were required to provide proof of full vaccination or a negative COVID-19 test, depending on the requirements of that venue and/or preference of the performer. Effective August 17, 2021, all workers and customers in New York City indoor dining, indoor fitness and indoor entertainment facilities are required to show proof of at least one vaccination shot. In addition, effective August 20, 2021, face coverings are required for all individuals in indoor public spaces in Chicago, including our venues. For Fiscal Year 2021, the majority of ticketed events at our venues were postponed or canceled and, while live events are permitted to be held at all of our performance venues as of the date of this filing and we are continuing to host and book new events, due to the lead-time required to book touring acts and artists, which is the majority of our business, we expect that our bookings will continue to be impacted through the 2021 calendar year. We continue to actively pursue one-time or multi-night performances at our venues as the touring market ramps up.
The impact to our operations also included the cancellation of the 2020 production of the Christmas Spectacular and both the 2020 and 2021 Boston Calling Music Festivals. While the 2021 production of the Christmas Spectacular is currently on-sale, the current production is scheduled for 163 shows, as compared with 199 shows for the 2019 production, which was the last production presented prior to the impact of the COVID-19 pandemic.
The Company has long-term arena license agreements (the “Arena License Agreements”) with MSG Sports that require the Knicks and Rangers to play their home games at The Garden.
As discussed above, capacity restrictions, use limitations and social distancing requirements were in place for the entirety of the Knicks and Rangers 2020-21 regular seasons, which materially impacted the payments we received under the Arena License Agreements for Fiscal Year 2021. On July 1, 2021, the Knicks and Rangers began paying the full amounts provided for under their respective Arena License Agreements. The NBA and NHL have each announced that they intend to return to traditional October to April regular season schedule, with full 82-game regular seasons, for the 2021-22 season.
Disruptions caused by the COVID-19 pandemic had a significant and negative impact on Tao Group Hospitality’s operations and financial performance for Fiscal Year 2021. Due to government actions taken in response to the COVID-19 pandemic, virtually all of Tao Group Hospitality’s venues were closed for approximately three months starting in mid-March 2020, and Avenue and Vandal in New York were permanently closed in April 2020 and June 2020, respectively. In addition, Avenue in Los Angeles was permanently closed in May 2021. Throughout Fiscal Year 2021, Tao Group Hospitality conducted limited operations at certain venues, subject to significant regulatory requirements, including capacity limits, curfews and social distancing requirements for outdoor and indoor dining. Tao Group Hospitality’s operations fluctuated throughout Fiscal Year 2021 as certain markets lifted restrictions, imposed restrictions, and changed operational requirements over time. As of June 30, 2021, 51 of Tao Group Hospitality’s venues were open for outdoor dining, limited or full capacity indoor dining (depending on the market), and delivery/takeout (23 legacy Tao Group Hospitality venues and 28 Hakkasan venues acquired in connection with the April 27, 2021 transaction), inclusive of Tao Asian Bistro & Lounge at Mohegan Sun, a new venue that first opened its doors in March 2021, while 10 venues remained closed (five legacy Tao Group Hospitality venues and five Hakkasan venues). Of the 51 Tao Group Hospitality venues currently operating, 29 are U.S.-based and operating without capacity restrictions (21 Tao Group Hospitality legacy venues and eight Hakkasan venues) and 22 are international (two Tao Group Hospitality legacy venues and 20 Hakkasan venues) and operating under various governmental safety protocols such as curfews, capacity limitations and social distancing. Effective August 17, 2021, workers and customers in New York City indoor dining facilities are required to show proof of at least one vaccination shot. In addition, certain U.S. jurisdictions have reinstated safety protocols, such as the mask mandates in Nevada and Chicago, but not otherwise limiting capacity.
MSG Networks depends on the appeal of its live programming to viewing subscribers of its networks and to its advertisers. As a result of the COVID-19 pandemic and league and government actions relating thereto, MSG Networks aired substantially fewer NBA and NHL telecasts during Fiscal Year 2021, as compared with Fiscal Year 2019 (the last full fiscal year not impacted by the COVID-19 pandemic), and consequently experienced a decrease in revenues, including a material decrease in advertising revenue. The absence of live sports games also resulted in a decrease in certain MSG Networks expenses, including rights fees, variable production expenses, and advertising sales commissions.
While operations have started to resume, we are unable to predict when we will be permitted or able to fully return to normal operations and what the longer-term effects, if any, of these events will be. See “— Item 1A. Risk Factors — General Risk Factors — Our Operations and Operating Results Have Been, and Continue to be, Materially Impacted by the COVID-19 Pandemic and Actions Taken in Response by Governmental Authorities and Certain Professional Sports Leagues” and “Part II — Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations — Introduction — Business Overview — Impact of the COVID-19 Pandemic on Our Business.”
Our Strengths

•Strong and growing presence in live entertainment through:
◦A portfolio of world-renowned venues;
◦Marquee live entertainment brands and content;
◦Two award-winning regional sports and entertainment networks; and
◦Globally recognized brands in entertainment dining and nightlife.
•Deep industry relationships that drive top-tier performers and a wide variety of events to the Company’s venues;
•Proven track record of delivering significant value for partners through innovative sponsorships and premium hospitality;
•Reputation for world-class customer experience driven by decades of expertise in sales and marketing, and venue operations;
•Expertise in utilizing data to drive decisions to maximize revenue and the experience of our guests and viewers;
•Established history of successfully planning and executing comprehensive venue design and construction projects;
•Long-term agreements to host home games at The Garden for two of the most recognized franchises in professional sports — the Knicks and the Rangers;
•Exclusive local media rights to live games of five professional New York-area NBA and NHL teams, including long-term agreements with the Knicks and Rangers; and
•A strong and seasoned management team.
Our Strategy
Our strategy is to leverage our Company’s portfolio of marquee assets and brands — which includes renowned venues, entertainment brands and regional sports and entertainment networks — to create world-class live experiences. This unique collection of assets, coupled with our deep relationships in the entertainment and sports industries, our strong connection with diverse and passionate audiences, and our continued commitment to innovation, are what set the Company apart and represent a substantial opportunity for growth.
Key components of our strategy include:
•A unique strategy for our performance venues. The Company has a collection of iconic performance venues through which we deliver live entertainment and sporting events. This portfolio includes The Garden, Hulu Theater at Madison Square Garden, Radio City Music Hall, the Beacon Theatre, and The Chicago Theatre. These venues, along with our venue management capabilities, effective bookings strategies and proven expertise in sponsorships, marketing, ticketing and hospitality, have positioned the Company as an industry leader in live entertainment. We leverage our unique assets, expertise and approach to ensure we create unmatched experiences for the benefit of all our stakeholders.
In addition to our existing venues, in February 2018, the Company unveiled its vision for MSG Sphere, new state-of-the-art venues that we believe will change entertainment by pioneering the next generation of immersive experiences. The Company is building its first MSG Sphere venue in Las Vegas — one of the world’s most important entertainment destinations.
◦Maximizing the live entertainment experience for our customers. We use our first-class operations, coupled with new innovations and our ability to attract top talent, to deliver unforgettable experiences for our guests — whether they are first-time visitors or repeat customers — ensuring they return to our venues. We have a track record of designing world-class facilities that exceed our customers’ expectations. This includes our renovations of The Garden, Radio City Music Hall, the Beacon Theatre and the Forum arena in Inglewood, California (which the Company sold in May 2020) to deliver top-quality amenities such as state-of-the-art lighting, sound and staging, a full suite of hospitality offerings and enhanced premium products. In addition to better on-site amenities, we continue to explore new ways to utilize technology to improve the customer experience and create communities around our live events. From the way our customers buy their food and beverage; to how we market and process their tickets; to the content we provide them to enhance their entertainment experience, we strive to give our customers the best experience in the industry. Our commitment to exceptional service and innovation will be elevated even further with the introduction of MSG Sphere — a venue that is being built, from the ground up, to deliver an entirely new guest experience through the use of advanced, cutting-edge architectural, visual and audio technologies that will create a fully immersive and customized entertainment experience. See “— Our Business — Our Performance Venues — MSG Sphere” for a description of the key design features of MSG Sphere that we believe will deliver this entirely new guest experience.
◦Leveraging our live entertainment expertise to increase productivity across our performance venues. Part of what drives our success is our “artist first” approach, which has created significant growth at our venues over our history. Through dedicated artist areas and top-tier service, this talent-friendly environment not only attracts artists to our venues, but also brings them back for repeat performances. We will continue to use our “artist first” approach to attract the industry’s top talent with the goal of increasing utilization across all our venues through more multi-night and multi-market concerts and other events, including more recurring high-profile shows that help expand our base of events. Examples of this strategy include our residencies, which feature legendary performers playing our venues each month, and have included Billy Joel at The Garden and Jerry Seinfeld at the Beacon Theatre.
Another part of our “artist first” approach is how we use our diverse collection of venues. With seating capacities and configurations that range from 2,800 to 21,000, our venue pipeline enables us to shepherd an artist through their growth and development, helping us to cultivate and develop deeper industry relationships. Examples of this include Trevor Noah, whose history with us includes a succession of sold-out shows — first at the Beacon Theatre in 2016, followed by Radio City Music Hall in 2018, and ultimately, at The Garden in 2019. Also, Brandi Carlile, who, after playing the Beacon Theatre, The Chicago Theatre and Radio City Music Hall throughout her career, headlined The Garden in September 2019. Our portfolio of venues also enables us to work with artists across multiple markets, further strengthening our partnerships as well as our opportunities for more extensive engagements. In 2018, we announced a dual-city, multi-year booking agreement with Tedeschi Trucks Band that includes the band performing multi-shows annually through 2022 at both the Beacon Theatre and The Chicago Theatre.
◦Selectively expanding our performance venues in key music and entertainment markets. In February 2018, we unveiled our vision for MSG Sphere, which will be the first large-scale venues to combine cutting-edge technology and multi-sensory storytelling to deliver fully immersive experiences. The Company is currently building its first venue in Las Vegas and, due to the transformative nature of these venues, believes there will be other markets — both domestic and international — where MSG Sphere can be successful. The design of MSG Sphere will be flexible to accommodate a wide range of sizes and capacities — from large-scale to smaller and more intimate — based on the needs of the individual market. Controlling a network of world-class venues provides the Company with a number of avenues for potential growth, including driving increased bookings and greater marketing and sponsorship opportunities. As we explore selectively extending the MSG Sphere network, we intend to utilize several options such as non-recourse debt financing, joint ventures, equity partners and a managed venue model. As we work with various companies to develop the technologies needed for MSG Sphere venues, we are focused on obtaining appropriate strategic rights with respect to intellectual property.
•Unique approach to marketing and sales. Our Company possesses powerful and attractive assets able to deliver significant exposure for marketing partners who share our vision of creating brand new experiences and innovative opportunities to engage with audiences. We also benefit from being part of a broader offering including our agreement with MSG Sports, through which the Company offers an integrated approach to marketing partnerships and corporate hospitality solutions to drive sponsorship, signage and suite sales.
◦Delivering unrivaled exposure for our partners. Our assets are highly sought after by companies that value the popularity of our venues, entertainment brands and media properties. These include The Garden — The World’s Most Famous Arena; Radio City Music Hall’s cherished holiday tradition, the Christmas Spectacular production; and MSG Network and MSG+, two award-winning regional sports and entertainment networks. Utilizing these powerful platforms, we collaborate with companies to create elevated experiences that showcase their brands in meaningful ways. With the debut of MSG Sphere, we expect the value proposition for our partners to continue to expand as we introduce unparalleled opportunities for them to connect with our guests. MSG Sphere in Las Vegas will feature cutting-edge technology capable of delivering innovative activations. For example, the venue will feature an exterior covered in fully programmable LED, creating a digital showcase for brands, events and partners.
◦The attractiveness of our assets is further strengthened by various agreements that enable our Company to deliver compelling, broad-based marketing platforms by combining our live entertainment and media assets with MSG Sports’ professional sports brands. We utilize this integrated approach to deliver unrivaled exposure in the New York area for a wide range of companies from both established and emerging industries such as mobile sports gaming, which is expected to be a significant opportunity in our market. As a result, we’ve attracted world-class partners that include JPMorgan Chase, Anheuser-Busch, Spectrum, Delta Air Lines, Kia, Lexus, PepsiCo and Squarespace.
◦The Company also offers a wide array of premium corporate hospitality offerings that cater to a variety of audiences. For example, The Garden has a range of suite and club products, including 21 Event Level suites, 58 Lexus Madison Level suites, 18 Signature Level suites, the Madison Club, Suite Sixteen and The Loft. These suites and clubs — which provide exclusive private spaces, first-class amenities and some of the best seats in The Garden — are primarily licensed to corporate customers with the majority being multi-year agreements, most of which have annual escalators. We believe the unique combination of our entertainment offerings and MSG Sports’ premium live sporting events, along with the continued importance of corporate hospitality to our guests, position us well to continue to grow this business. And as the Company’s expansion plans progress, our MSG Sphere venues will deliver additional hospitality options in other major markets.
◦Understanding our customers. We continue to forge deep direct-to-consumer relationships with customers and fans, with a focus on understanding how consumers interact with every aspect of the Company. A key component of this strategy is our large and growing proprietary database of millions of customers. Our ability to aggregate data across linear networks, venues and digital products provides the Company with significant insights into our viewers and consumers, including who is consuming our content, utilizing our apps, visiting our websites and attending our venues. In addition to providing value for our marketing partners, these insights can be leveraged to help drive revenue and engagement across our assets, providing us with an opportunity to tailor offerings and cross-promote our products and services, introducing customers to our wide range of assets and brands.
•A growing portfolio of proprietary venue content. We continue to explore the creation of proprietary venue content — including the development of attraction-like shows for our existing and planned venues — that enables us to benefit from being both content creator and venue operator. Content development will ultimately give us greater control over the utilization of our venues, making us less reliant on touring schedules. The Company is supporting this strategy with the creation of MSG Sphere Studios, a creative studio that brings together expertise from across the entertainment industry. The Company is also developing a set of tools specifically for MSG Sphere that makes content creation for this powerful platform an intuitive experience and maximizes the potential of the venues’ immersive technologies — whether someone is adapting existing content or developing original creations. The Company expects to collaborate with third-party creators and to also develop its own catalogue of unique and compelling material that can be used across MSG Sphere venues. This will range from original attractions, purpose-built for MSG Sphere, to the establishment of a dynamic library of content that can be used by artists or third parties who want to bring their experiences to life — whether for concerts, residencies or corporate events.
•A continued commitment to innovation in media. For more than 50 years, MSG Networks has been at the forefront of the industry, pushing the boundaries of regional sports coverage. We continually seek to enhance the value that our networks provide to viewers, advertisers and distributors by utilizing state-of-the-art technology to deliver high-quality, best-in-class content and live viewing experiences. MSG Networks has experimented with new types of content including alternative versions of live game telecasts and continues to evaluate new ways to monetize its media rights and content library through potential new and complimentary product offerings. MSG Networks has also been a pioneer in creating new and innovative ways to capitalize on emerging trends and engage with its audience. It became the first regional sports network (“RSN”) to include live stats and interactive gaming inside its streaming app, MSG GO, and was the first RSN to debut a standalone app for free-to-play pick ‘em-style contests. MSG Networks will continue to explore new ways to expand on these efforts as new opportunities arise such as mobile sports gaming.
•Utilizing our world-class hospitality expertise. The Company owns a controlling interest in Tao Group Hospitality — a leader in the global hospitality industry. Tao Group Hospitality operates 61 entertainment dining and nightlife venues in over 20 markets across five continents. It features a collection of widely recognized brands, including: Tao, Marquee, Lavo, Beauty & Essex, Cathédrale, Hakkasan, and Omnia. Tao Group Hospitality has been expanding in select markets both domestically and internationally, and with the acquisition of the business of Hakkasan USA, Inc. (“Hakkasan”) in April 2021, increased its domestic reach in markets such as Las Vegas, Hawaii, Southern California and Miami, while also significantly growing its international presence with the addition of important global destinations such as London and the Middle East. Its most recent location, Hakkasan Bodrum, opened in Bodrum, Turkey in June 2021. In addition to its expansion plans, Tao Group Hospitality has become a valuable strategic partner for the Company. This includes at The Garden, where Tao Group Hospitality is playing a larger role in the food and hospitality offerings, as well as in Las Vegas, where its more than 15-year history in the market will help to create a world-class guest experience for MSG Sphere.
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
Specifically, through our Entertainment segment, the Company produces, presents and hosts a variety of live entertainment events, such as concerts, sporting events, family shows, performing arts events, special events and wholly-owned productions. In addition, the Company hosts two of the most recognized franchises in professional sports — the NBA’s Knicks and the NHL’s Rangers. These live events are held at the Company’s venues, which are: The Garden, Hulu Theater at Madison Square Garden, Radio City Music Hall, the Beacon Theatre, and The Chicago Theatre. With seating capacities and configurations that range from 2,800 to 21,000, our diverse collection of venues enables us to showcase a plethora of acts and events that cover a wide spectrum of genres, to significantly varied audiences. The Company is also expanding its portfolio of venues with the construction of a new venue in Las Vegas, MSG Sphere at The Venetian.
Our productions include the beloved holiday show, the Christmas Spectacular — created for Radio City Music Hall and featuring the world-famous Radio City Rockettes (the “Rockettes”).
In addition, our Entertainment segment includes our controlling interest in BCE, the entertainment production company that owns and operates the Boston Calling Music Festival.
Our Bookings Business
Live Entertainment
Our Company is an established industry leader that books a wide variety of live entertainment events in our venues, which perennially include some of the biggest names in music and entertainment. Over the last several years, our venues have been key destinations for artists such as the Eagles, U2, Foo Fighters, Paul McCartney, Drake, Bruno Mars, Justin Bieber, Dead and Company, Phish, Fleetwood Mac, Eric Clapton, Jennifer Lopez, Carrie Underwood, Justin Timberlake, P!nk, Kanye West, Chris Stapleton, Radiohead, Barbra Streisand, Ariana Grande, Sebastian Maniscalco, Trevor Noah, and Dave Chappelle.
In addition, we have successfully developed new ways to increase the utilization of our venues, while creating unique experiences for artists and fans with our various residencies — including The Garden’s first music franchise: Billy Joel at The Garden. This extraordinary residency is at a historic 73 performances and counting since it began in January 2014, bringing Billy Joel’s lifetime performances at The World’s Most Famous Arena to 119 (through February 2020). The Company’s other residencies include: Jerry Seinfeld at the Beacon Theatre; and the multi-year, dual-city residency of Tedeschi Trucks Band at both the Beacon Theatre and The Chicago Theatre. The Company has also in recent years successfully created other unique bookings and residencies across its portfolio of venues, including Dave Chappelle at Radio City Music Hall, Phish’s 13-night “Baker’s Dozen” run at The Garden, Ali Wong at the Beacon Theatre, and Trey Anastasio’s eight-week virtual residency at the Beacon Theatre – a first for the Company.
Our venues also attract family shows and theatrical productions, which have included: Cirque du Soleil’s ’Twas the Night Before… at both The Chicago Theatre and Hulu Theater at Madison Square Garden, as well as Peppa Pig Live, Trolls Live and Sesame Street Live!. In addition, we frequently serve as the backdrop for high-profile special events, such as when 18,000 New York City public school students attended a free performance of Broadway’s To Kill A Mockingbird at The Garden in 2020, and the 60th Annual Grammy Awards, which returned to The Garden for the first time in 15 years in 2018. Other significant events that have taken place at our venues include the Tony Awards, America’s Got Talent, the final season premiere of HBO’s Game of Thrones and the MTV Video Music Awards. We have also hosted appearances by luminaries such as His Holiness Pope Francis, His Holiness the Dalai Lama and the Prime Minister of India, Narendra Modi; along with graduations, television upfronts, product launches and film premieres.
Although we primarily license our venues to third-party promoters for a fee, we also promote or co-promote shows. If we serve as promoters or co-promoters of a show, we have economic risk relating to the event.
Sports
MSG Sports’ professional sports teams, the Knicks and Rangers, are two of the most recognized franchises in sports, with passionate, multi-generational fanbases. The Company has long-term Arena License Agreements with MSG Sports that require the Knicks and the Rangers to play their home games at The Garden, allowing us to continue hosting their long-time fans at The World’s Most Famous Arena.
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
Professional boxing has had a long history with The Garden. The Arena famously hosted Muhammad Ali and Joe Frazier’s 1971 “Fight of the Century,” considered among the greatest sporting events in modern history, as well as numerous other boxing greats, including: Joe Louis, Rocky Marciano, Sugar Ray Robinson, Willie Pep, Emile Griffith, George Foreman, Roberto Duran, Oscar De La Hoya, Sugar Ray Leonard, Lennox Lewis, Roy Jones, Jr., Mike Tyson, Evander Holyfield, Miguel Cotto and Wladimir Klitschko. In recent years, boxing’s top fighters have called The Garden home, including unified lightweight world champion Teofimo Lopez, former three weight class champion Vasyl Lomachenko and super middleweight Edgar Berlanga.
Since the return of professional mixed martial arts in New York State in 2016, The Garden regularly hosts top UFC events and Bellator MMA events. The Professional Fighters League has also held events at Hulu Theater at Madison Square Garden, including its inaugural World Championships.
College sports have been a mainstay at The Garden for decades, with college basketball being featured at The World’s Most Famous Arena for nearly 90 years. The Garden hosted the annual Big East Tournament in March 2021 for the 39th straight year. It is the longest-running conference tournament at one site in all of college basketball and will celebrate its 40th anniversary at The Garden in March 2022. In addition, St. John’s University has called The Garden its “home away from home” for decades. The Garden also continues to build its college hockey tradition, with a popular biennial event featuring Cornell University vs. Boston University, as well as visits from top national teams such as Boston College, North Dakota, Harvard, Yale, Michigan and Minnesota.
Other world-class sporting events have included the NBA All-Star Game in 2015, and the NCAA Division I Men’s Basketball East Regional Finals, which The Garden hosted in 2014 and 2017.
Our Productions
One of the Company’s core properties, the Christmas Spectacular — created for Radio City Music Hall and featuring the world-famous Rockettes — has been performed at the Music Hall for 87 years. This production has become a tradition for many, creating a holiday touchstone that generations of fans want to return to time and again. The show’s enduring popularity is driven by the incomparable Radio City Rockettes, the longest-running precision dance company in America, admired for their iconic style of dance, talent and athleticism, as well as their unity both on and off the stage.
Despite the cancellation of the 2020 Christmas Spectacular production due to the COVID-19 pandemic, the Rockettes continued to serve as a source of joy and inspiration during the holiday season. In keeping with decades-long traditions, the celebrated dance troupe performed in the Macy’s Thanksgiving Day Parade and the Rockefeller Center Tree Lighting, and NBC aired an hour-long television special – the Christmas Spectacular Starring the Radio City Rockettes – At Home Holiday Special – introducing millions of potential new fans to the iconic production. In addition, through weekly dance classes on Instagram Live, the Rockettes connected with fans across the globe to provide a creative, athletic outlet at home – an effort that was honored with both a Shorty Award for “Best Use of Instagram Live” and Time Out New York’s “Quar Wellness Award for best health offering.”
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

Our Festival Offering
The Company owns a controlling interest in BCE, the entertainment production company known for successfully creating and operating New England’s premier music festival — Boston Calling, which celebrated its 10th edition in 2019. The three-day festival takes place over Memorial Day weekend at the Harvard Athletic Complex and features performances from marquee headliners along with a diverse array of musicians, bands and comedians. The festival also showcases a variety of food and drink offerings featuring the best of Boston’s restaurants, world-famous breweries and award-winning chefs. After canceling its 2020 and 2021 festivals due to the pandemic, BCE announced that the Boston Calling Music Festival will take place in 2022 over Memorial Day Weekend with Foo Fighters and Rage Against the Machine leading a lineup of over 50 performers.
Our Performance Venues
The Company operates a mix of iconic performance venues that continue to build on their historic prominence as destinations for unforgettable experiences and events.
We own or operate under long-term leases a total of five venues in New York City and Chicago. These venues are: The Garden, Hulu Theater at Madison Square Garden, Radio City Music Hall and Beacon Theatre in New York City; and The Chicago Theatre. The Company is also building a new venue in Las Vegas, MSG Sphere at The Venetian and, in 2018, we purchased land in Stratford, London which we expect will become home to a future MSG Sphere.
The Garden
The Garden has been a celebrated center of New York life since it first opened its doors in 1879. Over its 140-year history, there have been four Garden buildings, each known for showcasing the best of the era’s live sports and entertainment offerings. We believe that The Garden has come to epitomize the power and passion of live sports and entertainment to people around the world, with an appearance at The Garden often representing a pinnacle of an athlete’s or performer’s career. Known as “The World’s Most Famous Arena,” The Garden has been the site of some of the most memorable events in sports and entertainment, and, together with Hulu Theater at Madison Square Garden, has hosted hundreds of events and millions of visitors each year. In 2009, Billboard magazine ranked The Garden the number-one venue of the decade in its respective class based upon gross ticket sales. Music industry subscribers to the trade magazine Pollstar have voted The Garden “Arena of the Year” 23 times since the inception of the awards in 1989. The Garden also regularly ranks as the highest-grossing entertainment venue of its size in the world based on Billboard magazine’s mid-year and year-end rankings.
Over The Garden’s history, it has been the setting for countless “big events,” inspired performances and one-of-a-kind moments that have helped define sports, entertainment and culture. Highlights include: “The Fight of the Century” between Muhammad Ali and Joe Frazier in 1971; the 1970 Knicks’ NBA Championship; the Rangers’ 1994 Stanley Cup Championship; three Democratic National Conventions and one Republican National Convention; Marilyn Monroe’s famous birthday serenade to President John F. Kennedy; Frank Sinatra’s “Main Event” concert in 1974; the only U.S. concerts from the reunited Cream; the 25th Anniversary Rock and Roll Hall of Fame concerts; the 60th Annual Grammy Awards; and Billy Joel’s record-breaking 119 total performances at The Garden (through February 2020). In September 2015, His Holiness Pope Francis celebrated Mass at The Garden as part of his successful U.S. visit, which marked the first time a current pope has visited The Garden since Pope John Paul II in 1979. The Garden has also hosted four prominent benefit concerts, which galvanized the public to respond to national and global crises, including the first of its kind, “The Concert for Bangladesh” in 1972, as well as “The Concert for New York City,” following the events of 9/11; “From the Big Apple to the Big Easy,” held after Hurricane Katrina in 2005; and “12-12-12, The Concert for Sandy Relief” in 2012. And in February 2020, To Kill a Mockingbird became the first-ever Broadway play to perform at The Garden with an entirely free performance for 18,000 New York City public school students. The Garden also continues to be home to two of MSG Sports’ professional sports franchises — the Knicks and Rangers.
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
Hulu Theater at Madison Square Garden
Hulu Theater at Madison Square Garden, which has approximately 5,600 seats, opened as part of the fourth Madison Square Garden Complex in 1968 with seven nights of performances by Judy Garland. Since then, some of the biggest names in live entertainment have played at Hulu Theater at Madison Square Garden, including The Who, Bob Dylan, Diana Ross, Elton John, James Taylor, Mary J Blige, Pentatonix, John Legend, Ellie Goulding, Chris Rock, Neil Young, Bill Maher, Jerry Seinfeld, Tyler, the Creator, J Balvin, Ricky Gervais, Nicky Jam, Alejandro Sanz and Van Morrison. Hulu Theater at Madison Square Garden has also been the site for several boxing events including the inaugural World Championships of the Professional Fighters League as well as the NBA and NFL Drafts. In addition, it has hosted various product launches, upfronts, award shows, and other special events such as Wheel of Fortune and audition shows for America’s Got Talent, as well as a variety of theatrical productions and family shows, including Cirque du Soleil’s ’Twas the Night Before…, A Christmas Story, Elf The Musical, Paw Patrol Live! and Sesame Street Live!. Our Company has a multi-faceted marketing partnership with Hulu, a leading premium streaming service, that includes exclusive naming rights. Hulu Theater at Madison Square Garden regularly ranks as one of the highest-grossing entertainment venues of its size in the world, based on Billboard magazine’s mid-year and year-end rankings.
Radio City Music Hall
Radio City Music Hall has a rich history as a national theatrical and cultural mecca since it was first built by theatrical impresario S.L. “Roxy” Rothafel in 1932. Known as “The Showplace of the Nation,” it was the first building in the Rockefeller Center complex and, at the time, the largest indoor theater in the world. Radio City Music Hall, a venue with approximately 6,000 seats, hosts concerts, family shows and special events, and is home to the Christmas Spectacular. See “— Our Productions.” Over its history, entertainers who have graced the Great Stage include: Aretha Franklin, Lady Gaga, Brian Wilson, Harry Styles, Lizzo, Josh Groban, Mariah Carey, Nine Inch Nails, Christina Aguilera, Britney Spears, Tony Bennett, Billie Eilish, Sebastian Maniscalco, Jim Gaffigan, David Gilmour and Dave Chappelle. Radio City Music Hall was recognized by Pollstar magazine as Theatre of the Decade in 2021 and regularly ranks as the highest-grossing entertainment venue of its size in the world, based on Billboard magazine’s mid-year and year-end rankings.
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
We lease Radio City Music Hall, located at Sixth Avenue and 50th Street in Manhattan, pursuant to a long-term lease agreement. In July 2021, the Company extended the term of the lease, previously set to expire in 2023, until August 31, 2038 with an option to renew for an additional 10 years by providing two years’ notice prior to expiration.
Beacon Theatre
In November 2006, we entered into a long-term lease agreement to operate the legendary Beacon Theatre, a venue with approximately 2,800 seats, which sits on the corner of Broadway and 74th Street in Manhattan. The Beacon Theatre was conceived by S. L. “Roxy” Rothafel and is considered the “older sister” to Radio City Music Hall. Designed by Chicago architect Walter Ahlschlager, the Beacon Theatre opened in 1929 as a forum for vaudeville acts, musical productions, drama, opera and movies. The Beacon Theatre was designated a New York City landmark by the NYC Landmarks Preservation Commission in 1979 and a national landmark on the National Register of Historic Places in 1982. Over its history, the Beacon Theatre has been a venerable rock and roll room for some of the greatest names in music, including: Steely Dan, Coldplay,

Alice Cooper, Dave Matthews Band, Crosby Stills & Nash, Elton John, Hozier, Tom Petty and the Heartbreakers, Tedeschi Trucks Band, Eddie Vedder, Widespread Panic and Bob Dylan, as well as The Allman Brothers Band, which played their 238th show at the Beacon Theatre in October 2014, marking their final concert as a band. The venue has also hosted special events, such as film premieres for the Tribeca Festival and comedy events, including our Jerry Seinfeld residency, along with numerous luminaries such as His Holiness the Dalai Lama in 2009 and 2013, and President Bill Clinton in 2006, when the Rolling Stones played a private concert in honor of his 60th birthday. In Fall 2020, the Company and Trey Anastasio presented The Beacon Jams, the venue’s first-ever virtual residency which included eight weekly shows that were streamed live to hundreds of thousands of fans and raised more than $1 million for charity.
In August 2008, the Beacon Theatre was closed for a seven-month restoration project to return the theater to its original 1929 grandeur. The restoration of the Beacon Theatre focused on all historic, interior public spaces of the building, backstage and back-of-house areas, and was based on extensive historic research, as well as detailed, on-site examination of original, decorative painting techniques that had been covered by decades-old layers of paint. The Beacon Theatre has won several architectural awards recognizing its outstanding restoration. The widely acclaimed, comprehensive restoration was similar to our restoration of Radio City Music Hall, and reflects our commitment to New York City. The Beacon Theatre regularly ranks as one of the highest-grossing entertainment venues of its size in the world, based on Billboard magazine’s mid-year and year-end rankings.
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
The Chicago Theatre has become a highly attractive destination for concerts, comedy shows and other live events, hosting a wide range of entertainers, including: Bob Dylan, Mumford & Sons, David Byrne, Neil Young, Diana Ross, Madonna, Jerry Seinfeld, Janet Jackson, Elvis Costello, Bob Weir, Jim Gaffigan, Conan O’Brien, Amy Schumer and Steely Dan. The venue has also hosted theatrical tours such as Cirque du Soleil’s ’Twas the Night Before…, A Christmas Story, The Wizard of Oz, Paw Patrol Live! and Dr. Seuss’ How The Grinch Stole Christmas! The Musical. The Chicago Theatre regularly ranks as one of the highest-grossing entertainment venues of its size in the world, based on Billboard magazine’s mid-year and year-end rankings.
MSG Sphere
The Company is progressing with its creation of the “venue of the future” with MSG Sphere, which will utilize cutting-edge technologies to create transformative, immersive experiences on an unprecedented scale. Key design features of MSG Sphere are expected to include:
•A fully-programmable LED exterior and an interior bowl that features the world’s largest and highest resolution LED screen known today — more than 160,000 square feet of display surface;
•An advanced acoustics system featuring beamforming technology that will deliver crystal clear audio;
•An infrasound haptic system that will use deep vibrations so guests can “feel” the experience; and
•An advanced architecture for connectivity that will enable a broader range of content, greater interaction among guests and more immersive entertainment experiences.
These technologies will come together to create a powerful platform, which we believe will make MSG Sphere the venue of choice for a wide variety of content — including attractions, concerts, residencies, corporate events, product launches and select sporting events.
The Company is building its first MSG Sphere in Las Vegas, a 17,500-seat venue, on land leased from Las Vegas Sands Corp. (“Sands”), which is adjacent to The Venetian Resort. Sands agreed to provide us with $75 million to help fund the construction costs, including the cost of a pedestrian bridge that links MSG Sphere to the Sands Expo Convention Center. Through June 30, 2021, Sands paid us $65 million of the amount for construction costs. Sands will receive priority access to purchase tickets to events at the venue for inclusion in hotel packages or other uses, as well as certain rent-free use of the venue to support its Sands Expo Convention Center business. The ground lease has no fixed rent; however, if certain return objectives are achieved,

Sands will receive 25% of the after-tax cash flow in excess of such objectives. The lease is for a term of 50 years, commencing upon substantial completion of construction.
For this project, the Company began serving as construction manager in December 2020, providing it with significant transparency and control over the construction process, including direct engagement and supervision of subcontractors.
MSG Sphere in Las Vegas is a complex construction project with cutting-edge technology, which relies on subcontractors obtaining components from a variety of sources around the world. In April 2020, the Company announced that it was suspending construction of MSG Sphere due to COVID-19 related factors that were outside of its control, including supply chain issues. As the ongoing effects of the pandemic continued to impact its business operations, in August 2020, the Company disclosed that it had resumed full construction with a lengthened timetable to better preserve cash through the COVID-19 pandemic. The Company remains committed to bringing MSG Sphere to Las Vegas and expects to open the venue in calendar year 2023. See “— Item 1A. Risk Factors — General Risk Factors — Our Operations and Operating Results Have Been, and Continue to be, Materially Impacted by the COVID-19 Pandemic and Actions Taken in Response by Governmental Authorities and Certain Professional Sports Leagues.”
Because of the transformative nature of these venues, we believe there could be other markets — both domestic and international — where MSG Sphere can be successful. The design of MSG Sphere will be flexible to accommodate a wide range of sizes and capacities — from large-scale to smaller and more intimate — based on the needs of any individual market.
As we explore selectively extending the MSG Sphere network beyond MSG Sphere in Las Vegas, the Company’s intention is to utilize several options, such as non-recourse debt financing, joint ventures, equity partners and a managed venue model.
In February 2018, we announced the purchase of land in Stratford, London, which we expect will become home to a future MSG Sphere. The Company submitted a planning application to the local planning authority in March 2019 and that process, which will require various stages of review to be completed and approvals to be granted, is ongoing. Therefore, we do not have a definitive timeline at this time.
See “Part II — Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations — Liquidity and Capital Resources — MSG Spheres.”
Tao Group Hospitality
Tao Group Hospitality develops, owns and operates many of the most successful entertainment, dining and nightlife venues in the world. Since opening its first venue in 2000, Tao Group Hospitality has been creating some of the hospitality industry’s most innovative experiences. In April 2021, Tao Group Hospitality acquired Hakkasan, creating a global leader in premium hospitality. Following the acquisition, the Company has an approximately 63% indirect controlling interest in the combined business.
Tao Group Hospitality’s portfolio features 61 venues in 23 markets across five continents – with a collection of world-renowned brands, including: Tao, Marquee, Lavo, Beauty & Essex, Cathédrale, Hakkasan, and Omnia. Its locations span across: Las Vegas (13), New York City (12), Southern California (7), London (5), Singapore (4), Los Cabos (3), Mumbai (2) and one venue in each of the following markets: Chicago, Miami, Honolulu, Connecticut, Shanghai, Marrakech, Oslo, Sydney, Bodrum, Riyadh, Qatar, Abu Dhabi, Dubai, Bengaluru, and Kolkata. Through a combination of license, management and lease agreements, Tao Group Hospitality has a vast network of partners that provide the company with additional opportunities for expansion and brand development both domestically and internationally.
Tao Group Hospitality is continuing to actively develop opportunities to expand in select markets both domestically and internationally. Since September 2018, Tao Group Hospitality has opened Tao Asian Bistro & Lounge at Mohegan Sun in Connecticut, Tao Chicago, along with new entertainment dining and nightlife venues as part of the Moxy Chelsea, Moxy East Village and Moxy Times Square in New York City. It also debuted three new venues in Singapore — Marquee, Avenue, and Koma — at the Marina Bay Sands.
The Company employs Tao Group Hospitality’s expertise to create new and innovative premium hospitality experiences that can be integrated across the Entertainment segment’s live offerings, driving value and growth across the Company. This includes at The Garden, where Tao Group Hospitality is playing an increasingly larger role in the food and hospitality offerings. In addition, Tao Group Hospitality operates, in partnership with the Company, Suite Sixteen at The Garden - a members-only suite that combines Tao-style luxury with top sports and entertainment events to deliver a unique premium experience for fans. Tao Group Hospitality is also a strategic partner with the Company in Las Vegas, where it is helping to create a world-class guest experience for MSG Sphere at The Venetian. Tao Group Hospitality has a more than 15-year history in the Las Vegas market, where — with the acquisition of Hakkasan — it now has 13 venues.

MSG Networks
MSG Networks, which the Company acquired in July 2021, is an industry leader in sports production, content development and distribution. It includes two award-winning regional sports and entertainment networks, MSG Network and MSG+, a companion streaming service, MSG GO, and other digital properties.
Debuting as the first regional sports network in the country on October 15, 1969, MSG Networks has been a pioneer in regional sports programming for more than 50 years, setting a standard of excellence, creativity and technological innovation. Today, MSG Networks’ exclusive, award-winning programming continues to be a valuable differentiator for viewers, advertisers and the cable, satellite, telephone and other platforms (“Distributors”) that distribute its networks. MSG Networks is widely distributed throughout all of New York State and significant portions of New Jersey and Connecticut, as well as parts of Pennsylvania. MSG GO allows subscribers to access MSG Network and MSG+ and on demand content from a subscriber’s geographic region on their smartphones, tablets, and computers and is currently available to subscribers of all MSG Networks major distributors. MSG Networks is also carried nationally by certain Distributors on sports tiers or in similar packages.
Throughout its history, MSG Networks has been at the forefront of the industry, pushing the boundaries of regional sports coverage. In the process, its networks have become a powerful platform for some of the world’s greatest athletes and entertainers. MSG Networks’ commitment to programming excellence has earned it a reputation for best-in-class programming, production, marketing, and technical innovation. It has won more New York Emmy Awards for live sports and original programming over the past 10 years than any other station or network in the region.
The foundation of MSG Networks’ programming is its professional sports coverage. MSG Network and MSG+ feature a wide range of compelling sports content, including exclusive live local games and other programming of the Knicks, Rangers, Islanders, Devils and Sabres; as well as significant coverage of the New York Giants and Buffalo Bills. MSG Networks also showcases a wide array of other sports and entertainment programming, which includes New York Red Bulls soccer; Westchester Knicks basketball; and New York Riptide lacrosse; as well as horse racing, poker, tennis, mixed martial arts, and boxing programs.
MSG Network and MSG+ collectively air hundreds of live professional games each year, along with a comprehensive lineup of other sporting events and original programming designed to give fans behind-the-scenes access and insight into the teams and players they love. This content includes pre- and post-game coverage throughout the seasons, along with team-related programming that features coaches, players and more, all of which capitalizes on the enthusiasm for the teams featured on MSG Network and MSG+.
In addition, MSG Networks offers an evolving slate of content to appeal to existing audiences as well as new viewers. This includes “MSG Shorts,” a programming block which features short-form content targeted to a younger audience, that is suited for its linear networks as well as digital and social platforms.
MSG Networks continues to build on its long history of innovation. For example, MSG Networks was the first RSN to integrate live stats and interactive games into its MSG GO streaming app, which encourages fans to play along with the actual game broadcast for a chance to win prizes. MSG Networks also recently became the first RSN to offer a standalone app for free-to-play pick ‘em-style contests - MSG Networks Pick ‘Em.
Intellectual Property
We create, own and license intellectual property in the countries in which we operate, and it is our practice to protect our trademarks, brands, copyrights, inventions and other original and acquired works. We have registered many of our trademarks, and have filed for patent protection, in the United States and other countries where we operate or plan to operate, including trademarks and inventions associated with Madison Square Garden, the Radio City Rockettes, MSG Sphere and Tao Group Hospitality brands. We believe our ability to maintain and monetize our intellectual property rights, including the technology and content being developed for MSG Sphere and our brand logos, are important to our business, our brand-building efforts and the marketing of our products and services. We cannot predict, however, whether steps taken by us to protect our proprietary rights will be adequate to prevent misappropriation of these rights or protect against the vulnerability to cancellation actions due to non-use. See “— Item 1A. Risk Factors — Risks Related to Cybersecurity and Intellectual Property — We May Become Subject to Infringement or Other Claims Relating to Our Content or Technology” and “— Item 1A. Risk Factors — Risks Related to Cybersecurity and Intellectual Property — Theft of Our Intellectual Property May Have a Material Negative Effect on Our Business and Results of Operations.”

Other Investments
Our Company explores investment opportunities that strengthen its existing position within the entertainment landscape and/or allow us to exploit our assets and core competencies for growth.
In July 2018, the Company acquired a 30% interest in SACO Technologies Inc. (“SACO”), a global provider of high-performance LED video lighting and media solutions. The Company is utilizing SACO as a preferred display technology provider for MSG Sphere and is benefiting from agreed-upon commercial terms. In addition, the Company also has other investments in various entertainment, hospitality companies and related technology companies, accounted for under the equity method.
Our Community
The Company actively engages with and supports the communities we serve through a variety of important initiatives.
We are proud to play a leadership role organizing extraordinary events such as opening The Garden’s doors in February 2020 to 18,000 New York City public school students for an exclusive, free performance of the Broadway production of To Kill a Mockingbird, and the “12-12-12” benefit concert organized post-Superstorm Sandy, which raised more than $50 million for hurricane victims. In addition to these events, the Company provides funding annually to various non-profit organizations across the country, as well as in-kind contributions such as tickets, promotional items, and food to schools, charities and community-based organizations in the local area. During the COVID-19 pandemic, the Company worked with dozens of local restaurants and charities to donate over 100,000 meals to families in need. In addition, the Company is a long-time supporter of the Lustgarten Foundation for Pancreatic Cancer Research, the nation’s largest private supporter of pancreatic cancer research, which has directed more than $200 million to research and assembled the best scientific minds to help find a cure.
Our Company also has a close association with The Garden of Dreams Foundation (the “Foundation”), a non-profit charity dedicated to bringing life changing opportunities to young people in need. In partnership with MSG Sports, the Foundation provides young people in our communities with access to educational and skills opportunities; mentoring programs; and memorable experiences that enhance their lives, help shape their futures and create lasting joy. Specific initiatives include the Inspire Scholarship program, which provides high school seniors with financial assistance, and “MSG Classroom,” an Emmy award-winning educational initiative that teaches high school students about the media industry through hands-on learning opportunities in areas such as broadcasting, script writing and production. All of the Foundation’s activities target young people facing illness or financial challenges, as well as children of uniformed personnel who have been lost or injured while serving our communities. Since its inception in 2006, the Foundation has impacted nearly 400,000 young people and their families.
Regulation
The rules, regulations, policies and procedures affecting our business are subject to change. The following paragraphs describe the existing legal and regulatory requirements that are most significant to our business today; they do not purport to describe all present and proposed laws and regulations affecting our business.
Our Entertainment and Tao Group Hospitality businesses are subject to the general powers of federal, state and local government, as well as foreign governmental authorities, to deal with matters of health and public safety.
Venue Licenses
Our venues, like all public spaces, are subject to building and health codes and fire regulations imposed by the state and local governments in the jurisdictions in which they are located. Our venues are also subject to zoning and outdoor advertising regulations, and, with respect to Radio City Music Hall, the Beacon Theatre and The Chicago Theatre, landmark regulations which restrict us from making certain modifications to our facilities as of right or from operating certain types of businesses. Our venues also require a number of licenses to operate, including occupancy permits, exhibition licenses, food and beverage permits, liquor licenses and other authorizations and, with respect to The Garden, a zoning special permit granted by the New York City Planning Commission. In the jurisdictions in which these venues are located, the operator is subject to statutes that generally provide that serving alcohol to a visibly intoxicated or minor guest is a violation of the law and may provide for strict liability for certain damages arising out of such violations. In addition, our venues are subject to the federal Americans with Disabilities Act (and related state and local statutes), which requires us to maintain certain accessibility features at each of our facilities. We and our venues are also subject to environmental laws and regulations. See “— Item 1A. Risk Factors — Economic and Operational Risks — We Are Subject to Extensive Governmental Regulation and Our Failure to Comply with These Regulations May Have a Material Negative Effect on Our Business and Results of Operations.”

Labor
Our Entertainment and Tao Group Hospitality businesses are also subject to regulation regarding working conditions, overtime and minimum wage requirements. See “— Item 1A. Risk Factors — Economic and Operational Risks — Organized Labor Matters May Have a Material Negative Effect on Our Business and Results of Operations.”
Ticket Sales
Our Entertainment business is subject to legislation governing the sale and resale of tickets and consumer protection statutes generally.
Data and Privacy
We are subject to data privacy and protection laws, regulations, policies and contractual obligations that apply to the collection, transmission, storage, processing and use of personal information or personal data, which among other things, impose certain requirements relating to the privacy and security of personal information. The variety of laws and regulations governing data privacy and protection, and the use of the internet as a commercial medium are rapidly evolving, extensive and complex, and may include provisions and obligations that are inconsistent with one another or uncertain in their scope or application.
The data protection landscape is rapidly evolving in the United States. For example, California has passed a comprehensive data privacy law, the California Consumer Privacy Act of 2018 (the “CCPA”), and other states including Virginia and Colorado have also passed similar laws. Additionally, the California Privacy Rights Act (the “CPRA”) was recently passed, which will impose additional data protection obligations on covered businesses, including additional consumer rights procedures and obligations, limitations on data uses, new audit requirements for higher risk data, and constraints on certain uses of sensitive data. The majority of the CPRA provisions will go into effect on January 1, 2023, and additional compliance investment and potential business process changes may be required. Further, there are several legislative proposals in the United States, at both the federal and state level, that could impose new privacy and security obligations.
In addition, governmental authorities and private litigants continue to bring actions against companies for online collection, use, dissemination and security practices that are unfair or deceptive.
International Operations
Our international operations are subject to laws and regulations of the countries in which they operate, as well as international bodies, such as the European Union. We are subject to laws and regulations relating to, among other things, foreign privacy and data protection, such as the E.U. General Data Protection Regulation, currency and repatriation of funds, anti-bribery, anti-money laundering and anti-corruption, such as the U.S. Foreign Corrupt Practices Act and the U.K. Bribery Act. These laws and regulations apply to the activities of the Company and, in some cases, to individual directors, officers and employees of the Company and agents acting on our behalf. Certain of these laws impose stringent requirements on how we can conduct our foreign operations and could place restrictions on our business and partnering activities.
FCC Regulations
Our MSG Networks business is also subject to regulation by the Federal Communications Commission (the “FCC”). The FCC imposes regulations directly on programming networks and also on certain Distributors that affect programming networks indirectly.
Closed Captioning
Our programming networks must provide closed captioning of video programming for the hearing impaired and meet certain captioning quality standards. The FCC and certain of our affiliation agreements require us to certify compliance with such standards. We are also required to provide closed captioning on certain video content delivered via the Internet.
Commercial Loudness
FCC rules require multichannel video programming distributors (“MVPDs”) to ensure that all commercials comply with specified volume standards, and certain of our affiliation agreements require us to certify compliance with such standards.
Advertising Restrictions on Children’s Programming
Any programming intended primarily for children 12 years of age and under and associated Internet websites that we may offer must comply with certain limits on commercial matter.

Obscenity Restrictions
Distributors are prohibited from transmitting obscene programming, and certain of our affiliation agreements require us to refrain from including such programming on our networks.
Program Carriage
The FCC has made changes to the program carriage rules, which prohibit Distributors from favoring their affiliated programming networks over unaffiliated similarly situated programming networks in the rates, terms and conditions of carriage agreements between programming networks and cable operators or other MVPDs. Some of these changes could make it more difficult for our programming networks to challenge a Distributor’s decision to decline to carry one of our programming networks or to discriminate against one of our programming networks.
Packaging and Pricing
The FCC periodically considers examining whether to adopt rules regulating how programmers package and price their networks, such as whether programming networks require Distributors to purchase and carry undesired programming in return for the right to carry desired programming and, if so, whether such arrangements should be prohibited.
Effect of “Must-Carry” and Retransmission Consent Requirements
The FCC’s implementation of the statutory “must-carry” obligations requires cable and satellite Distributors to give broadcasters preferential access to channel space, and the implementation of “retransmission consent” requirements allow broadcasters to extract compensation, whether monetary or mandated carriage of affiliated content, in return for permission to carry their networks. These rules may reduce the amount of channel space that is available for carriage of our programming networks and the amount of funds that Distributors have to pay us for our networks.
Website and Mobile Application Requirements
Our Entertainment and MSG Networks businesses are also subject to certain regulations applicable to our Internet websites and mobile applications. We maintain various websites and mobile applications that provide information and content regarding our business, offer merchandise and tickets for sale, make available sweepstakes and/or contests and offer hospitality services. The operation of these websites and applications may be subject to third-party application store requirements, as well as a range of federal, state and local laws including those related to privacy and protection of personal information, accessibility for persons with disabilities and consumer protection regulations. In addition, to the extent any of our websites seek to collect information from children under 13 years of age, they may be subject to the Children’s Online Privacy Protection Act (“COPPA”), which places restrictions on websites’ and online services’ collection and use of personally identifiable information online from children under age 13 without parental consent.
Competition
Competition in Our Entertainment Business
Our Entertainment business competes, in certain respects and to varying degrees, with other live performances, sporting events, movies, home entertainment (including the Internet and online services, social media and social networking platforms, television, video and gaming devices), and the large number of other entertainment and public attraction options available to members of the public. Our Entertainment businesses typically represent alternative uses for the public’s entertainment dollars. The primary geographic area in which we operate, New York City, is among the most competitive entertainment markets in the world, with the world’s largest live theater industry and extensive performing arts venues, 12 major professional sports teams, numerous museums, galleries and other attractions, and numerous movie theaters available to the public. We also expect to have significant operations in Las Vegas. Our venues and live offerings outside of New York City similarly compete with other entertainment options in their respective markets and elsewhere. We compete with these other entertainment options on the basis of the quality of our offerings, the public’s interest in our content and the price of our tickets.
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

Competition in Our MSG Networks Business
Distribution of Programming Networks
The business of distributing programming networks is highly competitive. Our programming networks face competition from other programming networks, including other regional sports and entertainment networks, for the right to be carried by a particular Distributor, and for the right to be carried on the service tier(s) that will attract the most subscribers. Once a programming network of ours is carried by a Distributor, that network competes for viewers not only with the other programming networks available through the Distributor, but also with pay-per-view programming and video on demand offerings, as well as Internet and online streaming and on demand services, mobile applications, social media and social networking platforms, radio, print media, motion picture theaters, home video, and other sources of information, sporting events and entertainment. Each of the following competitive factors is important to our networks: the prices we charge for our programming networks, the variety, quantity and quality (in particular, the performance of the sports teams whose media rights we control), of the programming offered on our networks, and the effectiveness of our marketing efforts.
Our ability to successfully compete with other programming networks for distribution may be hampered because the Distributors may be affiliated with other programming networks. In addition, because such affiliated Distributors may have a substantial number of subscribers, the ability of such competing programming networks to obtain distribution on affiliated Distributors may lead to increased subscriber and advertising revenue for such networks because of their increased penetration compared to our programming networks. Even if such affiliated Distributors carry our programming networks, there is no assurance that such Distributors will not place their affiliated programming network on more desirable tier(s) or otherwise favor their affiliated programming network, thereby giving the affiliated programming network a competitive advantage over our own.
New or existing programming networks that are owned by or affiliated with broadcast networks such as NBC, ABC, CBS or Fox may have a competitive advantage over our networks in obtaining distribution through the “bundling” of agreements to carry those programming networks with the agreement giving the Distributor the right to carry a broadcast station owned by or affiliated with the network.
In addition, content providers (such as certain broadcast and cable networks) and new content developers, Distributors and syndicators are distributing programming directly to consumers on an “over-the-top” (“OTT”) basis. In addition to existing direct-to-consumer streaming services such as Amazon Prime, Hulu, Netflix, Apple TV+, Disney+, HBO Max and Peacock, additional services have launched and more will likely launch in the near term. Such direct-to-consumer OTT distribution of content has contributed to consumers eliminating or downgrading their pay television subscription, which results in certain consumers not receiving our programming networks.
See “— Item 1A. Risk Factors — General Risk Factors — All of Our Businesses Face Intense and Wide-Ranging Competition That May Have a Material Negative Effect on Our Business and Results of Operations.” and “— Item 1A. Risk Factors — Risks Related to Our MSG Networks Business — We May Not Be Able to Adapt to New Content Distribution Platforms and to Changes in Consumer Behavior Resulting From Emerging Technologies, Which May Have a Material Negative Effect on Our Business and Results of Operations.” See also “Part II — Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations — Business Overview — Merger with MSG Networks Inc.”
Sources of Programming
We also compete with other networks and other distribution outlets to secure desired programming, including sports-related programming. Competition for programming increases as the number of programming networks and distribution outlets, including, but not limited to, streaming outlets, increases. Other programming networks, or distribution outlets, that are affiliated with or otherwise have larger relationships with programming sources such as sports teams or leagues, movie or television studios, or film libraries may have a competitive advantage over us in this area.
Competition for Sports Programming Sources
Because the loyalty of the sports viewing audience to a sports programming network is primarily driven by loyalty to a particular team or teams, access to adequate sources of sports programming is particularly critical to our networks. In connection with the spinoff of MSG Sports (formerly The Madison Square Garden Company) from MSG Networks in September 2015 (the “2015 Sports Distribution”), MSG Networks entered into long-term media rights agreements with the Knicks and Rangers providing MSG Networks with the exclusive media rights to their games. MSG Networks also has multi-year media rights agreements with the Islanders, Devils and Sabres. Our rights with respect to these professional teams may be limited in certain circumstances due to rules imposed by the leagues in which they compete. Our programming networks compete for telecast rights for teams or events principally with national or regional programming networks that specialize in or carry sports programming; local and national commercial broadcast television networks; independent syndicators that acquire and resell such rights nationally, regionally and locally; streaming outlets and other Internet and mobile-based distributors of programming. Some of our competitors may own or control, or are owned or controlled by, sports teams, leagues or sports promoters, which gives them an advantage in obtaining telecast rights for such teams or sports. For example, two professional sports teams located in New York have ownership interests in programming networks featuring the games of their teams. Distributors may also contract directly with the sports teams in their local service areas for the right to distribute games on their platforms.
The increasing amount of sports programming available on a national basis, including pursuant to national media rights arrangements (e.g., NBA on ABC, ESPN, and TNT and NHL on NBC and NBC Sports Network (which will be replaced by ABC, ESPN, ESPN+ and TNT beginning with the 2021-22 NHL season)), as part of league-controlled sports programming networks (e.g., NBA TV and NHL Network), in out-of-market packages (e.g., NBA League Pass and NHL Center Ice), league and other websites, mobile applications and streaming outlets, may have an adverse impact on our competitive position as our programming networks compete for distribution and for viewers.
Competition for Advertising Revenue
The level of our advertising revenue depends in part upon unpredictable and volatile factors beyond our control, such as viewer preferences, the quality and appeal of the competing programming and the availability of other entertainment activities. See “— Item 1A. Risk Factors — Risks Related to Our MSG Networks Business — We Derive Substantial Revenues From the Sale of Advertising Time and Those Revenues Are Subject to a Number of Factors, Many of Which Are Beyond Our Control.”
Competition in Our Tao Group Hospitality Business
Our Tao Group Hospitality business competes with other restaurants and nightlife venues in 23 markets across five continents. Two of the primary geographic areas in which we operate, New York City and Las Vegas, are among the most competitive markets in the world, with thousands of restaurants and nightlife venues. We also have significant operations in Southern California and London. Our restaurants and nightlife venues outside of New York City and Las Vegas similarly compete with other dining and nightlife options in their respective markets and elsewhere. We compete with these other options on the basis of the quality, location and atmosphere, including the nature and condition of the setting, of our venues, our service, the price, quality and presentation of our food and the overall experience we provide.
Human Capital Resources
We believe the strength of our workforce is one of the significant contributors to our success. Our key human capital management objectives are to invest in and support our employees in order to attract, develop and retain a high performing and diverse workforce.
Diversity, Equity and Inclusion
We believe the diverse perspectives and experiences of our employees enhance the value of the Company and produce a more vibrant, constructive, and engaging place to work, and we are committed to fostering an inclusive workplace. To advance these efforts, the Company, together with MSG Sports, maintains a Diversity and Inclusion Council (the “D&I Council”). The D&I Council is a joint council comprised of employees from the Company and MSG Sports who have demonstrated a high level of passion and commitment to diversity and inclusion. The contributions of the D&I Council span across both the Company and MSG Sports, providing strategic guidance to senior management of each company on diversity and inclusion initiatives, serving as a resource to all employees, and working to promote environments that foster inclusivity and employee engagement and enhance communication between companies, departments, and employees.
Since its inception, several initiatives have furthered these objectives under the D&I Council’s guidance, including:
•Creation of employee resource groups such as Asian American Pacific Islander Network, Black Employee Network, LatinX Employee Network, Pride Employee Network, Women’s Employee Network, and Veterans Network to build an internal support system for employees of different backgrounds and advance efforts in attracting, developing and retaining talent by promoting leadership and encouraging diversity and inclusion among all employees;
•Facilitation of a series of employee focus groups as well as ongoing listening sessions allowing employees to candidly address topics central to diversity and inclusion;

•Training programs with a focus on unconscious bias, including Conscious Inclusion Awareness Training and Interview Skills training, a career development tool, and a learning system with comprehensive resources and training, for employees and hiring managers;
•Focus on hiring of diverse employees including increasing the hiring of diverse Rockettes and entry level employees through external partnership programs;
•Ongoing partnerships with local and national organizations dedicated to supporting diverse communities; and
•Partnership with the D&I efforts of the Knicks and Rangers at MSG Sports to foster broader awareness-building by facilitating community-focused panels, discussions and cultural events.
Talent
As of June 30, 2021, we had approximately 2,400 full-time union and non-union employees and 3,400 part-time union and non-union employees.
We aim to attract top talent through our prestigious brands and venues, as well as through the many benefits we offer. We aim to retain and develop our talent by emphasizing our competitive rewards; offering opportunities that support employees both personally and professionally; and our commitment to fostering career development in a positive corporate culture.
Our performance management practice includes ongoing feedback and conversations between managers and team members, and talent reviews designed to identify potential future leaders and inform succession plans. We value continuous learning and development opportunities for our employees, which include: a career development tool; leadership development programs; a learning platform; and tuition assistance.
Our benefit offerings are designed to meet the range of needs of our diverse workforce and include: domestic partner coverage; an employee assistance program which also provides assistance with child and elder care resources; legal support; pet insurance; wellness programs and financial planning seminars. These resources are intended to support the physical, emotional and financial well-being of our employees.
As of June 30, 2021, approximately 33% of our employees were represented by unions. Approximately 52% of such union employees are subject to collective bargaining agreements (“CBAs”) that expired as of June 30, 2021 and approximately 11% are subject to CBAs that will expire by June 30, 2022 if they are not extended prior thereto. Labor relations can be volatile, though our current relationships with our unions taken as a whole are positive. We have from time to time faced labor action or had to make contingency plans because of threatened or potential labor actions.
COVID-19
The health and safety of our employees, contractors, performing artists, athletes and guests at our venues is our top priority. In response to COVID-19, measures have been taken to ensure that health and safety protocols are in place and enforced throughout our offices and our venues. We also supported our employees through our relief fund, wellness programming and remote working capabilities. We believe we have been able to resume our business operations without sacrificing this commitment to keeping our employees and contractors safe while working on-site.
Financial Information about Segments and Geographic Areas
Substantially all revenues and assets of the Company’s reportable segments are attributed to or located in the United States. A majority of the Company’s revenues and assets are concentrated in the New York City metropolitan area. Tao Group Hospitality, in which the Company has a controlling interest, operates globally with 61 entertainment dining and nightlife venues spanning 23 markets across five continents. Financial information by business segments for each of the years ended June 30, 2021, 2020, and 2019 is set forth in “Part II — Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations” and “Part II — Item 8. Financial Statements and Supplementary Data — Consolidated and Combined Financial Statements — Notes to Consolidated and Combined Financial Statements — Note 21. Segment Information.”

Item 1A. Risk Factors
Summary of Risk Factors
The following is a summary of the principal risks that could adversely affect our business, operations and financial results. For a more complete discussion of the material risks facing our business, please see below.
General Risk Factors
•Our operations and operating results have been, and continue to be, materially impacted by the COVID-19 pandemic and actions taken in response by governmental authorities and certain professional sports leagues.
•All of our businesses face intense and wide-ranging competition that may have a material negative effect on our business and results of operations.
Risks Related to Our Entertainment Business
•The success of our Entertainment business depends on the continued popularity of our live productions, particularly the Christmas Spectacular, and the sporting events we host at our venues, the decline of which could have a material negative effect on our business and results of operations.
•The Company is moving forward with its MSG Sphere initiative and is building and plans to operate its first state-of-the-art venue in Las Vegas, while pursuing a potential venue in London. MSG Sphere will use cutting-edge technologies and will require significant capital investments by the Company. There can be no assurance that MSG Sphere will be successful.
•Our Entertainment business strategy includes the development of new content, productions, attractions and other events which could require us to make considerable investments for which there can be no guarantee of success.
•We depend on licenses from third parties for the performance of musical works at our venues, the loss of which or renewal of which on less favorable terms may have a negative effect on our business and results of operations.
•Our properties are subject to, and benefit from, certain easements, the availability of which may not continue on terms favorable to us or at all. In addition, a change to or withdrawal of a New York City real estate tax exemption for the Madison Square Garden Complex may have a material negative effect on our business and results of operations.
Risks Related to Our MSG Networks Business
•The success of our MSG Networks business depends on affiliation fees we receive under our affiliation agreements, the loss of which or renewal of which on less favorable terms may have a material negative effect on our business and results of operations.
•Given that we depend on a limited number of distributors for a significant portion of our MSG Networks revenues, further industry consolidation could adversely affect our business and results of operations.
•We may not be able to adapt to new content distribution platforms and to changes in consumer behavior resulting from emerging technologies, which may have a material negative effect on our business and results of operations.
•If the rate of decline in the number of subscribers to traditional MVPDs services increases or these subscribers shift to other services or bundles that do not include the Company’s programming networks, there may be a material negative effect on the Company’s affiliation revenues.
•We derive substantial revenues from the sale of advertising time and those revenues are subject to a number of factors, many of which are beyond our control. In addition, our media rights agreements with various professional sports teams have varying durations and terms and we may be unable to renew those agreements on acceptable terms or such rights may be lost for other reasons.
•Our business is substantially dependent on the popularity of the NBA and NHL teams whose media rights we control; the actions of the NBA and NHL may have a material negative effect on our MSG Networks business and results of operations.

Risks Related to Our Tao Group Hospitality Business
•Tao Group Hospitality’s revenue growth depends upon its strategy of adding new venues and Tao Group Hospitality plans to add a significant number of new venues. This will require additional capital and there can be no guarantee of success.
•A lack of availability of suitable locations for new Tao Group Hospitality venues or a decline in the quality of the locations of current Tao Group Hospitality venues may have a material negative effect on our business and results of operations.
•Negative publicity with respect to any of the existing or future Tao Group Hospitality brands could reduce sales at one or more of the existing or future Tao Group Hospitality venues and make the Tao Group Hospitality brands less valuable, which could have a material negative effect on our business and results of operations.
Economic and Operational Risks
•We do not own all of our venues and our failure to renew our leases on economically attractive terms may have a material negative effect on our business and results of operations.
•The geographic concentration of our businesses could subject us to greater risk than our competitors and have a material negative effect on our business and results of operations.
•Our business has been adversely impacted and may, in the future, be materially adversely impacted by an economic downturn and financial instability or changes in consumer tastes and preferences.
•Our business could be adversely affected by terrorist activity or the threat of terrorist activity, weather and other conditions that discourage congregation at prominent places of public assembly.
•We are subject to extensive governmental regulation and our failure to comply with these regulations may have a material negative effect on our business and results of operations.
•We face continually evolving cybersecurity and similar risks, which could result in loss, disclosure, theft, destruction or misappropriation of, or access to, our confidential information and cause disruption of our business, damage to our brands and reputation, legal exposure and financial losses.
Risks Related to Our Indebtedness and Financial Condition
•We have substantial indebtedness and are highly leveraged, which could adversely affect our business.
•We may require additional financing to fund our planned construction of MSG Sphere in Las Vegas, as well as certain of our obligations, ongoing operations, and capital expenditures, the availability of which is uncertain.
•We have incurred substantial operating losses, negative adjusted operating income and negative cash flow and there is no assurance we will have operating income, positive adjusted operating income or positive cash flow in the future.
Risks Related to Governance and Our Controlled Ownership
•We are materially dependent on MSG Sports’ performance under various agreements.
•We are controlled by the Dolan family. As a result of their control, the Dolan family has the ability to prevent or cause a change in control or approve, prevent or influence certain actions by the Company.
•We share certain key directors and officers with MSG Sports and/or AMC Networks, which means those officers do not devote their full time and attention to our affairs and the overlap may give rise to conflicts. Our overlapping directors and officers with MSG Sports and/or AMC Networks may result in the diversion of corporate opportunities to MSG Sports and/or AMC Networks and other conflicts and provisions in our amended and restated certificate of incorporation may provide us no remedy in that circumstance.

General Risk Factors
Our Operations and Operating Results Have Been, and Continue to be, Materially Impacted by the COVID-19 Pandemic and Actions Taken in Response by Governmental Authorities and Certain Professional Sports Leagues.
For the majority of Fiscal Year 2021, substantially all of the Entertainment business operations were suspended and Tao Group Hospitality was operating at significantly reduced capacity and demand. While operations have started to resume, it is not clear when we will fully return to normal operations and increases in COVID-19 cases generally may result in the imposition of restrictions that had been previously lifted.
As a result of government-mandated assembly limitations and closures, all of our performance venues were closed beginning in mid-March 2020. Use of The Garden resumed for Knicks and Rangers home games without fans in December 2020 and January 2021, respectively, and, beginning on February 23, 2021, The Garden was permitted to host fans at games at 10% seating capacity with certain safety protocols, such as proof of full vaccination or a negative COVID-19 test and social distancing. Starting April 1, 2021, our other New York performance venues, Hulu Theater at Madison Square Garden, Radio City Music Hall and the Beacon Theatre, were also permitted to reopen at 10% capacity with certain safety protocols. Although live events were permitted at our venues, government-mandated capacity restrictions and other safety requirements made it economically unfeasible to do so for most events at that time. Effective May 19, 2021, all of our New York venues were permitted to host guests at full capacity, subject to certain restrictions, and effective June 2021, The Chicago Theatre was permitted to host events without restrictions. As a result, The Garden hosted three Knicks playoff games with approximately 15,000-16,000 fans in attendance per game during Fiscal Year 2021. Capacity restrictions, use limitations and social distancing requirements were in place for the entirety of the Knicks and Rangers 2020-21 regular seasons, which materially impacted the payments we received under the Arena License Agreements for Fiscal Year 2021. Our New York venues hosted their first ticketed events with 100% capacity at the end of Fiscal Year 2021 with: Tribeca Festival’s closing night film, Untitled: Dave Chappelle Documentary at Radio City Music Hall on June 19, 2021; the Foo Fighters at The Garden on June 20, 2021; Trey Anastasio at The Beacon Theatre for a two-night run starting on June 22, 2021; and a boxing/hip-hop event at the Hulu Theater at Madison Square Garden on August 3, 2021. For all events hosted at our New York venues with 100% capacity prior to August 17, 2021, guests were required to provide proof of full vaccination or a negative COVID-19 test, depending on the requirements of that venue and/or preference of the performer. Effective August 17, 2021 all workers and customers in New York City indoor dining, indoor fitness and indoor entertainment facilities are required to show proof of at least one vaccination shot. In addition, effective August 20, 2021, face coverings are required for all individuals in indoor public spaces in Chicago, including our venues. For Fiscal Year 2021, the majority of ticketed events at our venues were postponed or canceled and, while live events are permitted to be held at all of our performance venues as of the date of this filing and we are continuing to host and book new events, due to the lead-time required to book touring acts and artists, which is the majority of our business, we expect that our bookings will continue to be impacted through the 2021 calendar year. We continue to actively pursue one-time or multi-night performances at our venues as the touring market ramps up.
The impact to our operations also included the cancellation of the 2020 production of the Christmas Spectacular and both the 2020 and 2021 Boston Calling Music Festivals. While the 2021 production of the Christmas Spectacular is currently on-sale, the current production is scheduled for 163 shows, as compared with 199 shows for the 2019 production, which was the last production presented prior to the impact of the COVID-19 pandemic.
Disruptions caused by the COVID-19 pandemic had a significant and negative impact on Tao Group Hospitality’s operations and financial performance for Fiscal Year 2021. Due to government actions taken in response to the COVID-19 pandemic, virtually all of Tao Group Hospitality’s venues were closed for approximately three months starting in mid-March 2020, and three venues were permanently closed: Avenue New York in April 2020; Vandal in June 2020; and Avenue Los Angeles in May 2021. Throughout Fiscal Year 2021, Tao Group Hospitality conducted limited operations at certain venues, subject to significant regulatory requirements, including capacity limits, curfews and social distancing requirements for outdoor and indoor dining. Tao Group Hospitality’s operations fluctuated throughout Fiscal Year 2021 as certain markets lifted restrictions, imposed restrictions, and changed operational requirements over time. See “ — Economic and Operational Risks — We Are Subject to Extensive Governmental Regulation and Our Failure to Comply with These Regulations May Have a Material Negative Effect on Our Business and Results of Operations” and “Part II — Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations — Introduction — Business Overview — Impact of the COVID-19 Pandemic on Our Business.”
MSG Networks depends on the appeal of its live programming to viewing subscribers of its networks and to its advertisers. As a result of the COVID-19 pandemic and league and government actions relating thereto, MSG Networks aired substantially fewer NBA and NHL telecasts during Fiscal Year 2021, as compared with Fiscal Year 2019 (the last full fiscal year not impacted by COVID-19), and consequently experienced a decrease in revenues, including a material decrease in advertising revenue. The absence of live sports games also resulted in a decrease in certain MSG Networks expenses, including rights fees, variable production expenses, and advertising sales commissions.
Even as bans on public assembly and closures are lifted, our operations have been, and we expect they will continue to be, adversely impacted by government mandated regulations (such as capacity limitations), measures we currently and may in the future voluntarily implement to promote the health and safety of customers, and the social distancing practices and health concerns of our guests and employees. Governmental regulations enacted in response to the COVID-19 pandemic may impact the revenue we derive and/or the expenses we incur from events that we choose to host such that events that were historically profitable would instead result in losses. Concerns about the COVID-19 pandemic could deter artists from touring and/or substantially decrease the use of and demand for our venues. Both the NBA and NHL determined to complete their 2019-20 seasons with games away from home arenas and conduct the majority of the 2020-21 seasons without fans in attendance, and it is possible that continuing concerns related to COVID-19 could cause professional sports teams in the United States to play games without an audience during future seasons. It is unclear how long and to what extent COVID-19 concerns will continue to impact the use of and/or demand for our entertainment and dining and nightlife venues, and demand for our sponsorship and advertising assets, or deter our employees and vendors from working at our venues (which may lead to short-staffing), even after restrictions are lifted. In addition, trends of people relocating away from densely populated cities like New York as a result of COVID-19 may negatively impact our business due to a reduction in potential guests and employees.
Our business is particularly sensitive to reductions in travel and discretionary consumer spending. Over the long-term, COVID-19 has, and will likely continue to, impede economic activity in impacted regions and globally, potentially causing a recession, leading to a further decline in discretionary spending on sports and entertainment events and other leisure activities, which could result in long-term effects on our business.
Even as our businesses resume operations, despite the implementation of additional protective measures to provide for the health and safety of our guests and employees, there can be no assurances that guests at our venues or vendors and employees working at our venues will not contract COVID-19 at one of our venues. Any such occurrence could result in litigation, legal and other costs and reputational risk that could materially and adversely impact our business and results of operations. Such an occurrence may also require the temporary closure of a venue or suspension of operations and/or quarantine of some or all of our employees at that venue.
We are building the MSG Sphere in Las Vegas. This is a complex construction project with cutting-edge technology that relies on subcontractors obtaining components from a variety of sources around the world. In April 2020, the Company announced that it was suspending construction of MSG Sphere due to COVID-19 related factors that were outside of its control, including supply chain issues.  As the ongoing effects of the pandemic continued to impact its business operations, in August 2020, the Company disclosed that it resumed full construction with a lengthened timetable in order to better preserve cash through the COVID-19 pandemic. The Company remains committed to bringing MSG Sphere to Las Vegas and expects to open the venue in calendar year 2023.
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
All of Our Businesses Face Intense and Wide-Ranging Competition That May Have a Material Negative Effect on Our Business and Results of Operations.
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
Entertainment business. The success of our Entertainment business is largely dependent on the continued success of the Christmas Spectacular, and the availability of, and our venues’ ability to attract, concerts, family shows, sporting events and other events, competition for which is intense, and the ability of performers to attract strong attendance at our venues. For example, The Garden, Hulu Theater at Madison Square Garden, Radio City Music Hall and the Beacon Theatre all compete with other entertainment options in the New York City metropolitan area. The Chicago Theatre faces similar competition from other entertainment options in its market and elsewhere.

In addition, our Entertainment business is highly sensitive to customer tastes and depends on our ability to attract artists and events. The success of our Entertainment business depends in part upon our ability to offer live entertainment that is popular with customers. We contract with promoters and others to provide performers and events at our venues. There may be a limited number of popular artists, groups or events that can attract audiences to our venues, and our business would suffer to the extent that we are unable to continue to attract such artists, groups and events to perform at our venues. See “— Our Operations and Operating Results Have Been, and Continue to be, Materially Impacted by the COVID-19 Pandemic and Actions Taken in Response by Governmental Authorities and Certain Professional Sports Leagues.”
In order to maintain the competitive positions of The Garden and our other venues, we must invest on a continuous basis in state-of-the-art technology. In addition, we must maintain a competitive pricing structure for events that may be held in our venues, many of which have alternative venue options available to them in New York and other cities. We invest a substantial amount in our Christmas Spectacular and in new productions to continue to attract audiences. We cannot be assured that such investments will generate revenues that are sufficient to justify our investment or even that exceed our expenses. For a discussion of substantial investments in state-of-the-art technology by the Company in connection with the MSG Sphere, see “— Risks Related to Our Entertainment Business — The Company is Moving Forward With its MSG Sphere Initiative and Is Building and Plans to Operate its First State-of-the-Art Venue in Las Vegas, While Pursuing a Potential Venue in London. MSG Sphere Will Use Cutting-Edge Technologies and Will Require Significant Capital Investment by the Company. There Can Be No Assurance That MSG Sphere Will Be Successful.”
Tao Group Hospitality business. The restaurant, nightlife and hospitality industries are intensely competitive with respect to, among other things, service, price, food quality and presentation, location, atmosphere, overall experience, and the nature and condition of the setting (including customer perception of the safety measures implemented due to the COVID-19 pandemic). Competitors of Tao Group Hospitality’s business include a large and diverse group of well-recognized upscale restaurants and nightlife venues and brands. Some of our competitors may have a larger network of venues and/or greater financial resources.
In order to maintain the competitive positions of our Tao Group Hospitality venues, we must invest on a continuous basis in maintaining the high-quality atmosphere of our venues, notable performers and promotional events, as well as maintaining and developing new guest relationships. In addition, we must maintain a competitive pricing structure for food and drinks at our venues, given the number of alternative venue options available to potential customers. We cannot be assured that such investments will generate revenues that are sufficient to justify our investment or even that exceed our expenses.
MSG Networks business. Our MSG Networks business competes, in certain respects and to varying degrees, for viewers and advertisers with other programming networks, pay-per-view, video-on-demand, online streaming or on-demand services and other content offered by Distributors and others. Additional companies, some with significant financial resources, continue to enter or are seeking to enter the video distribution market either by offering OTT streaming services or selling devices that aggregate viewing of various OTT services, which continues to put pressure on an already competitive landscape. We also compete for viewers and advertisers with content offered over the Internet, social media and social networking platforms, mobile media, radio, motion picture, home video and other sources of information and entertainment and advertising services. Important competitive factors are the prices we charge for our programming networks, the quantity, quality (in particular, the performance of the sports teams whose media rights we control), the variety of the programming offered on our networks, and the effectiveness of our marketing efforts.
New or existing programming networks that are owned by or affiliated with broadcast networks such as NBC, ABC, CBS or Fox may have a competitive advantage over our networks in obtaining distribution through the “bundling” of agreements to carry those programming networks with the agreement giving the Distributor the right to carry a broadcast station owned by or affiliated with the network. For example, regional sports and entertainment networks affiliated with broadcast networks are carried by certain Distributors that do not currently carry our networks. Our business depends, in part, upon viewer preferences and audience acceptance of the programming on our networks. These factors are often unpredictable and subject to influences that are beyond our control, such as the quality and appeal of competing programming, the performance of the sports teams whose media rights we control, general economic conditions and the availability of other entertainment options. We may not be able to successfully predict interest in proposed new programming and viewer preferences could cause new programming not to be successful or cause our existing programming to decline in popularity. If our programming does not gain or maintain the level of audience acceptance we, our advertisers or Distributors expect, it could negatively affect advertising or affiliation fee revenues. An increase in our costs associated with programming, including original programming, may materially negatively affect our business and results of operations.
The extent to which competitive programming, including NBA and NHL games, are available on other programming networks and distribution platforms can adversely affect our competitive position.

The competitive environment in which our MSG Networks business operates may also be affected by technological developments. It is difficult to predict the future effect of technology on our competitive position. With respect to advertising services, factors affecting the degree and extent of competition include prices, reach and audience demographics, among others. Some of our competitors are large companies that have greater financial resources available to them than we do, which could impact our viewership and the resulting advertising revenues.
Risks Related to Our Entertainment Business
The Success of Our Entertainment Business Depends on the Continued Popularity of Our Live Productions, Particularly the Christmas Spectacular, and the Sporting Events We Host at Our Venues, the Decline of Which Could Have a Material Negative Effect on Our Business and Results of Operations.
The financial results of our Entertainment business are dependent on the popularity of our live productions, particularly the Christmas Spectacular, for which the 2019 production (the last production presented prior to the impact of the COVID-19 pandemic) represented 17% of our revenues in Fiscal Year 2020. Should the popularity of the Christmas Spectacular decline (including, for example, due to customer unwillingness to travel to New York City, purchase tickets to a full-capacity indoor event, comply with safety protocols or satisfy vaccination requirements to the extent applicable, all as a result of the COVID-19 pandemic), our revenues from ticket sales, and concession and merchandise sales would likely also decline, and we might not be able to replace the lost revenue with revenues from other sources.
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
The Company is Moving Forward With its MSG Sphere Initiative and Is Building and Plans to Operate its First State-of-the-Art Venue in Las Vegas, While Pursuing a Potential Venue in London. MSG Sphere Will Use Cutting-Edge Technologies and Will Require Significant Capital Investment by the Company. There Can Be No Assurance That MSG Sphere Will Be Successful.
The Company is progressing with its venue strategy to create, build and operate new music and entertainment-focused venues — called MSG Sphere — that will use cutting-edge technologies to create the next generation of immersive experiences. There is no assurance that the MSG Sphere initiative will be successful. We are in the midst of building the first MSG Sphere in Las Vegas, called MSG Sphere at The Venetian. See “Part I — Item 1. Our Business — MSG Sphere.”
We expect MSG Sphere costs to be substantial. While it is always difficult to provide a definitive construction cost estimate for large-scale construction projects, it is particularly challenging for one as unique as MSG Sphere. In May 2019, the Company’s preliminary cost estimate for MSG Sphere at The Venetian was approximately $1.2 billion. This estimate was based only upon schematic designs for purposes of developing the Company’s budget and financial projections. In February 2020, we announced that our cost estimate, inclusive of core technology and soft costs, for MSG Sphere at The Venetian was approximately $1.66 billion. We then announced in May 2021 that numerous factors had impacted and will continue to impact the cost estimate, including the ongoing effects of the global pandemic and its impact on the global supply chain and associated costs of materials and labor, as well as changes to project design, scope and schedule — and that, as a result, we estimated the cost of the venue had increased by approximately 10%. As of June 2021, our cost estimate for MSG Sphere at The Venetian, inclusive of core technology and soft costs, was approximately $1.865 billion. Both our current and prior cost estimates are net of $75 million that the Sands has agreed to pay to defray certain construction costs and also excludes the impacts of changes in inflation and significant capitalized and non-capitalized costs for items such as content creation, internal labor, and furniture and equipment. Given the complexity of the project, the time remaining until the venue’s planned opening and the ongoing impact of the global pandemic, our cost estimate is subject to uncertainty.
MSG Sphere in Las Vegas is a complex construction project that relies on subcontractors obtaining components from a variety of sources around the world. The Company initially engaged Hunt Construction Group Inc. (d/b/a AECOM Hunt) (“AECOM”) to oversee and perform construction work for the project (on a cost-plus basis). In December 2020, the Company terminated its construction agreement with AECOM and assumed the role of construction manager to gain greater transparency and control over the construction process, including direct engagement and supervision of subcontractors. In our capacity as construction manager for the project we aim to aggressively manage the cost of the project in this volatile environment to minimize any potential cost increases. While we believe our decision to serve as construction manager will allow greater cost control, it may increase the risks of delays and higher than anticipated costs.
For more information regarding the costs of MSG Spheres, see “Part II — Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations — Liquidity and Capital Resources — MSG Spheres.”
In light of the ambitious and unique design of MSG Sphere, including the use of technologies that have not previously been employed in major entertainment venues, the risk of delays and higher than anticipated costs are elevated. In addition to this, as the Company moves forward with the planning and construction of its Las Vegas venue, the Company may face unexpected project delays, costs and other complications. In April 2020, the Company announced that it was suspending construction of MSG Sphere in Las Vegas due to COVID-19 related factors that were outside of its control, including supply chain issues. This was followed in August 2020, by the Company disclosing that it had resumed full construction with a lengthened timetable in order to better preserve cash through the COVID-19 pandemic. The Company remains committed to bringing MSG Sphere to Las Vegas and expects to open the venue in calendar year 2023.
Our agreement with Sands to lease the land where MSG Sphere in Las Vegas is being constructed requires that we complete construction within a specified time period. In November 2020, the Company entered into a letter of agreement amending the terms of its ground lease with Sands (the “November 2020 Sands Letter Agreement”). The previous ground lease agreement required that the Company commence erection of above-grade structural steel for MSG Sphere no later than 18 months after the date of the ground lease agreement and achieve substantial completion of the project no later than three years after the construction commencement date, subject to certain permitted extensions. The November 2020 Sands Letter Agreement sets this outside completion date at September 30, 2023, subject to certain permitted extensions. If we do not achieve this outside completion date, Sands could terminate the lease.
We may also continue to explore additional domestic and international markets where these next-generation venues can be successful. The design of future MSG Spheres will be flexible to accommodate a wide range of sizes and capacities - from large-scale to smaller and more intimate - based on the needs of any individual market. In connection with the construction of the MSG Sphere venues, the Company may need to obtain additional capital beyond what is available from cash-on-hand and cash flows from operations. With regard to MSG Sphere at The Venetian, the Company plans to finance the construction of the venue from cash-on-hand and cash flows from operations. If the Company’s cash-on-hand and cash flows from operations are not sufficient to finance the remaining construction costs of MSG Sphere at The Venetian, the Company would need to access additional capital including potential incremental debt. There is no assurance that we would be able to obtain that capital. The NBA and NHL have imposed restrictions on financing transactions that require a secured interest in The Garden. While the Company plans to self-fund the construction of MSG Sphere at The Venetian, the Company’s intention for any future venues is to utilize several options, such as non-recourse debt financing, joint ventures, equity partners and a managed venue model.
In February 2018, we announced the purchase of land in Stratford, London, which we expect will become home to a future MSG Sphere. The Company submitted a planning application to the local planning authority in March 2019 and that process, which will require various stages of review to be completed and approvals to be granted, is ongoing. Therefore, we do not have a definitive timeline at this time.
MSG Sphere will employ novel and transformative technologies and new applications of existing technologies. As a result, there can be no assurance that MSG Sphere will achieve the technical, operational and artistic goals the Company is seeking. Any failure to do so could have a material negative effect on our business and results of operations.
While the Company believes that these next-generation venues will enable new experiences and innovative opportunities to engage with audiences, there can be no assurance that customers, artists, promoters, advertisers and marketing partners will embrace this new platform. The substantial cost of building MSG Sphere in Las Vegas, as well as the costs and/or financing needs with respect to MSG Sphere in London, may constrain the Company’s ability to undertake other initiatives during these multi-year construction periods.
Our Entertainment Business Strategy Includes the Development of New Content, Productions, Attractions and Other Events Which Could Require Us to Make Considerable Investments for Which There Can Be No Guarantee of Success.
As part of our Entertainment business strategy, we intend to develop new content, productions, attractions and live entertainment events, for our existing and planned venues which may include expansions or enhancements of our existing productions or relationships or the creation of entirely new productions and attractions. Expansion or enhancement of productions and/or the development of new content, productions, attractions and live entertainment events could require significant upfront expense that may never result in a viable show or attraction, as well as investment in sets, staging, creative processes, commissioning and/or licensing of intellectual property, casting and advertising and may lead to dislocation of other alternative sources of entertainment that may have played in our venues absent these productions, attractions and events. To the extent that any efforts at expanding or enhancing productions or creating new productions do not result in a viable live show, or to the extent that any such productions do not achieve expected levels of popularity among audiences, we may not recover the substantial expenses we previously incurred for non-capitalized investments, or may need to write-down all or a portion of capitalized investments. In addition, any delay in launching such productions or enhancements could result in the incurrence of operating costs which may not be recouped. For example, we wrote off a total of approximately $75.4 million of deferred production costs across fiscal years 2016 and 2017 related to the New York Spectacular Starring the Radio City Rockettes.
We Depend on Licenses from Third Parties for the Performance of Musical Works at Our Venues, the Loss of Which or Renewal of Which on Less Favorable Terms May Have a Negative Effect on Our Business and Results of Operations.
We are required to obtain public performance licenses from music performing rights organizations, commonly known as “PROs,” in connection with the performance of musical works at concerts and certain other live events held at our venues. In exchange for public performance licenses, PROs are paid a per-event royalty, traditionally calculated either as a percentage of ticket revenue or a per-ticket amount. The PRO royalty obligation of any individual event is generally paid by, or charged to, the promoter of the event.
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
A Change to or Withdrawal of a New York City Real Estate Tax Exemption for the Madison Square Garden Complex May Have a Material Negative Effect on Our Business and Results of Operations.
Many arenas, ballparks and stadiums nationally and in New York City have received significant public support, such as tax exempt financing, other tax benefits, direct subsidies and other contributions, including for public infrastructure critical to the facilities such as parking lots and transit improvements. Our Madison Square Garden Complex benefits from a more limited real estate tax exemption pursuant to an agreement with the City of New York, subject to certain conditions, and legislation enacted by the State of New York in 1982. For Fiscal Year 2021, the tax exemption was $42.9 million. From time to time there have been calls to repeal or amend the tax exemption. Repeal or amendment would require legislative action by New York State.
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
If the tax exemption is repealed or the teams are otherwise subject to the property tax due to no fault of the teams, the revenue that we generate from team events will be reduced on a percentage basis as set forth in the Arena License Agreements. The value of any such revenue reduction could be significant but is expected to be substantially less than the property tax paid by the teams. See “— Risks Related to Governance and Our Controlled Ownership — We Are Materially Dependent on MSG Sports’ Performance Under Various Agreements.”
There can be no assurance that the tax exemption will not be amended in a manner that imposes property tax or repealed in its entirety, either of which could have a material negative effect on our business and results of operations.

Risks Related to Our MSG Networks Business
The Success of Our MSG Networks Business Depends on Affiliation Fees We Receive Under Our Affiliation Agreements, the Loss of Which or Renewal of Which on Less Favorable Terms May Have a Material Negative Effect on Our Business and Results of Operations.
MSG Networks’ success is dependent upon the existence and terms of our agreements with Distributors. Existing affiliation agreements of our programming networks expire at various dates over the next several years. We cannot provide assurances that we will be able to renew these affiliation agreements or obtain terms as attractive as our existing agreements in the event of a renewal.
Affiliation fees constitute a significant majority of our MSG Networks revenues. Changes in affiliation fee revenues generally result from a combination of changes in rates and/or changes in subscriber counts. Reductions in the license fees that we receive per subscriber or in the number of subscribers for which we are paid, including as a result of a loss of or reduction in carriage of our programming networks, would adversely affect our affiliation fee revenue. For example, our affiliation fee revenue declined $9.7 million in the fourth quarter of Fiscal Year 2021 compared to the fourth quarter of Fiscal Year 2020. Subject to the terms of our affiliation agreements, Distributors may introduce, market and/or modify tiers of programming networks that could impact the number of subscribers that receive our programming networks, including tiers of programming that may exclude our networks. Any loss or reduction in carriage would also decrease the potential audience for our programming, which may adversely affect our advertising revenues. See “— If the Rate of Decline in the Number of Subscribers to Traditional MVPDs Services Increases or These Subscribers Shift to Other Services or Bundles That Do Not Include the Company’s Programming Networks, There May Be a Material Negative Effect on the Company’s Affiliation Revenues.”
Our affiliation agreements generally require us to meet certain content criteria, such as minimum thresholds for professional event telecasts throughout the calendar year on our networks. If we do not meet these criteria, remedies may be available to our Distributors, such as fee reductions, rebates or refunds and/or termination of these agreements in some cases. For example, we recorded $14.7 million in Fiscal Year 2021 for affiliate rebates.
In addition, under certain circumstances, an existing affiliation agreement may expire and we and the Distributor may not have finalized negotiations of either a renewal of that agreement or a new agreement for certain periods of time. In certain of these circumstances, Distributors may continue to carry the service(s) until the execution of definitive renewal or replacement agreements (or until we or the Distributor determine that carriage should cease).
Occasionally we may have disputes with Distributors over the terms of our affiliation agreements. If not resolved through business discussions, such disputes could result in litigation and/or actual or threatened termination of an existing agreement.
Our business is dependent upon affiliation relationships with a limited number of Distributors. The loss of any of our significant Distributors, the failure to renew on terms as attractive as our existing agreements (or to do so in a timely manner) or disputes with our counterparties relating to the interpretation of their agreements with us could materially negatively affect our business and results of operations.
Given That We Depend on a Limited Number of Distributors for a Significant Portion of Our MSG Networks Revenues, Further Industry Consolidation Could Adversely Affect Our Business and Results of Operations.
The pay television industry is highly concentrated, with a relatively small number of Distributors serving a significant percentage of pay television subscribers that receive our programming networks, thereby affording the largest Distributors significant leverage in their relationship with programming networks, including ours. Substantially all of our affiliation fee revenue comes from our top five Distributors. Further consolidation in the industry could reduce the number of Distributors available to distribute our programming networks and increase the negotiating leverage of certain Distributors, which could adversely affect our revenue. In some cases, if a Distributor is acquired, the affiliation agreement of the acquiring Distributor will govern following the acquisition. In those circumstances, the acquisition of a Distributor that is a party to one or more affiliation agreements with us on terms that are more favorable to us than that of the acquirer could have a material negative impact on our business and results of operations.

We May Not Be Able to Adapt to New Content Distribution Platforms and to Changes in Consumer Behavior Resulting From Emerging Technologies, Which May Have a Material Negative Effect on Our Business and Results of Operations.
We must successfully adapt to technological advances in our industry and the manner in which consumers watch sporting events, including the emergence of alternative distribution platforms. Our ability to exploit new distribution platforms and viewing technologies may affect our ability to maintain and/or grow our business. Emerging forms of content distribution provide different economic models and compete with current distribution methods in ways that are not entirely predictable. Such competition has reduced and could continue to reduce demand for our programming networks or for the offerings of our Distributors and, in turn, reduce our revenue from these sources. Content providers (such as certain broadcast and cable networks) and new content developers, Distributors and syndicators are distributing programming directly to consumers on an OTT basis. In addition to existing direct-to-consumer streaming services such as Amazon Prime, Hulu, Netflix, Apple TV+, Disney+, HBO Max and Peacock, additional services have launched and more will likely launch in the near term. Such direct-to-consumer OTT distribution of content has contributed to consumers eliminating or downgrading their pay television subscription, which results in certain consumers not receiving our programming networks. If we are unable to offset this loss of subscribers through incremental carriage of our networks or rate increases, our business and results of operations will be adversely affected. Gaming, television and other console and device manufacturers, Distributors and others, such as Microsoft’s Xbox, Apple and Roku, are offering and/or developing technology to offer video programming, including in some cases, various OTT platforms. Such changes have and may continue to impact the revenues we are able to generate from our traditional distribution methods, by decreasing the viewership of our programming networks and/or by making advertising on our programming networks less valuable to advertisers.
In order to respond to these developments, we may need to implement changes to our business models and strategies and there can be no assurance that any such changes will prove to be successful or that the business models and strategies we develop will be as profitable as our current business models and strategies. If we fail to adapt to emerging technologies, our appeal to Distributors and our targeted audiences might decline and there could be a material negative effect on our business and results of operations.
In addition, advertising revenues could be significantly impacted by emerging technologies, given that advertising sales are dependent on audience measurement provided by third parties, and the results of audience measurement techniques can vary independent of the size of the audience for a variety of reasons, including difficulties related to traditional statistical sampling methods, ability to measure new distribution platforms and viewing technologies, and the shifting of the marketplace to the use of measurement of different viewer behaviors, such as delayed viewing. In addition, multiplatform campaign verification is in its infancy, and viewership on tablets, smart phones and other digital devices, which continues to grow, is presently not measured by any one consistently applied method. Moreover, devices that allow users to fast forward or skip programming, including commercials, are causing changes in consumer behavior that may affect the desirability of our programming networks to advertisers. These variations and changes could have a significant effect on advertising revenues.
If the Rate of Decline in the Number of Subscribers to Traditional MVPD Services Increases or These Subscribers Shift to Other Services or Bundles That Do Not Include the Company’s Programming Networks, There May Be a Material Negative Effect on the Company’s Affiliation Revenues.
During the last few years, the number of subscribers to traditional MVPD services in the U.S. has been declining, and the rate of decline has increased in recent periods. In addition, Distributors have introduced, marketed and/or modified tiers or bundles of programming that have impacted the number of subscribers that receive our programming networks, including tiers or bundles of programming that exclude our programming networks. As a result of these factors, the Company has experienced a decrease in subscribers in each of the last several fiscal years, which has adversely affected our operating results.
If traditional MVPD service offerings are not attractive to consumers due to pricing, increased competition from OTT services, increased dissatisfaction with the quality of traditional MVPD services, poor economic conditions or other factors, more consumers may (i) cancel their traditional MVPD service subscriptions or choose not to subscribe to traditional MVPD services, (ii) elect to instead subscribe to OTT services, which in some cases may be offered at a lower price-point and may not include our programming networks or (iii) elect to subscribe to smaller bundles of programming which may not include our programming networks. If the rate of decline in the number of traditional MVPD service subscribers increases or if subscribers shift to OTT services or smaller bundles of programming that do not include the Company’s programming networks, this may have a material negative effect on the Company’s revenues. See “— General Risk Factors — Our Operations and Operating Results Have Been, and Continue to be, Materially Impacted by the COVID-19 Pandemic and Actions Taken in Response by Governmental Authorities and Certain Professional Sports Leagues.”

We Derive Substantial Revenues From the Sale of Advertising Time and Those Revenues Are Subject to a Number of Factors, Many of Which Are Beyond Our Control.
Advertising revenues depend on a number of factors, many of which are beyond our control, such as: (i) the health of the economy in the markets our businesses serve and in the nation as a whole; (ii) general economic trends in the advertising industry; (iii) team performance; (iv) whether live sports games are being played; (v) the popularity of our programming; (vi) the activities of our competitors, including increased competition from other forms of advertising-based media (such as Internet, mobile media, other programming networks, radio and print media); (vii) shifts in consumer viewing patterns, including consumers watching more ad-free content, non-traditional and shorter-form video content online, and the increased use of DVRs to skip advertisements; (viii) declining consumer tolerance for commercial interruptions; (ix) an increasing shift of advertising expenditures to digital and mobile offerings; (x) increasing audience fragmentation caused by increased availability of alternative forms of leisure and entertainment activities, such as social networking platforms and video games; (xi) consumer budgeting and buying patterns; (xii) the extent of the distribution of our networks; and (xiii) changes in the audience demographic for our programming. A decline in the economic prospects of advertisers or the economy in general could alter current or prospective advertisers’ spending priorities, which could cause our revenues and operating results to decline significantly in any given period. Even in the absence of a general recession or downturn in the economy, an individual business sector that tends to spend more on advertising than other sectors might be forced to reduce its advertising expenditures if that sector experiences a downturn. In such case, a reduction in advertising expenditures by such a sector may adversely affect our revenues. See “— General Risk Factors — Our Operations and Operating Results Have Been, and Continue to be, Materially Impacted by the COVID-19 Pandemic and Actions Taken in Response by Governmental Authorities and Certain Professional Sports Leagues.”
The pricing and volume of advertising may be affected by shifts in spending away from more traditional media toward online and mobile offerings or towards new ways of purchasing advertising, such as through automated purchasing, dynamic advertising insertion, third parties selling local advertising spots and advertising exchanges, some or all of which may not be as advantageous to the Company as current advertising methods.
In addition, we cannot ensure that our programming will achieve favorable ratings. Our ratings depend partly upon unpredictable and volatile factors, many of which are beyond our control, such as team performance, whether live sports games are being played, viewer preferences, the level of distribution of our programming, competing programming and the availability of other entertainment options. A shift in viewer preferences could cause our advertising revenues to decline as a result of changes to the ratings for our programming and materially negatively affect our business and results of operations.
Our Media Rights Agreements With Professional Sports Teams Have Varying Durations and Terms and We May Be Unable to Renew Those Agreements on Acceptable Terms or Such Rights May Be Lost for Other Reasons.
Our business is dependent upon media rights agreements with professional sports teams. Upon expiration, we may seek renewal of these agreements and, if we do, we may be outbid by competing programming networks or others for these agreements or the renewal costs could substantially exceed our costs under the current agreements. Even if we are able to renew such agreements, the Company’s results could be adversely affected if escalations in sports programming rights costs are unmatched by increases in affiliation and advertising revenues. In addition, one or more of these teams may seek to establish their own programming offering or join one of our competitor’s offerings and, in certain circumstances, we may not have an opportunity to bid for the media rights. Moreover, the value of these agreements may also be affected by various league decisions and/or league agreements that we may not be able to control, including a decision to alter the number of games played during a season. The value of these media rights can also be affected, or we could lose such rights entirely, if a team is liquidated, undergoes reorganization in bankruptcy or relocates to an area where it is not possible or commercially feasible for us to continue to distribute games. Any loss or diminution in the value of rights could impact the extent of the sports coverage offered by us and could materially negatively affect our business and results of operations. In addition, our affiliation agreements generally include certain remedies in the event our networks fail to include a minimum number of professional event telecasts, and, accordingly, any loss of rights could materially negatively affect our business and results of operations. See “— The Success of Our MSG Networks Business Depends on Affiliation Fees We Receive Under Our Affiliation Agreements, the Loss of Which or Renewal of Which on Less Favorable Terms May Have a Material Negative Effect on Our Business and Results of Operations.”
Our Business is Substantially Dependent on the Popularity of the NBA and NHL Teams Whose Media Rights We Control; the Actions of the NBA and NHL May Have a Material Negative Effect on Our MSG Networks Business and Results of Operations.
Our business has historically been, and we expect will continue to be, dependent on the popularity of the NBA and NHL teams whose local media rights we control and, in varying degrees, those teams achieving on-court and on-ice success, which can generate fan enthusiasm, resulting in increased viewership and advertising revenues. Furthermore, success in the regular season may qualify a team for participation in the post-season, which generates increased excitement and interest in the teams, which can improve viewership and advertising revenues. Some of our teams have not participated in the post-season for extended periods of time, and may not participate in the post-season in the future. For example, the Knicks qualified for the 2020-21 post-season for the first time since the 2012-13 NBA season and the Sabres have not qualified for the post-season since the 2010-11 NHL season. In addition, if a team declines in popularity or fails to generate fan enthusiasm, this may negatively impact the terms on which our affiliate agreements are renewed. There can be no assurance that any sports team will generate fan enthusiasm or compete in post-season play and the failure to do so could result in a material negative effect on our business and results of operations.
The governing bodies of the NBA and the NHL have imposed, and may impose in the future, various rules, regulations, guidelines, bulletins, directives, policies and agreements (collectively, “League Rules”), which could have a material negative effect on our business and results of operations. For example, each league imposes rules that define the territories in which we may distribute games of the teams in the applicable league. Changes to these rules or other League Rules, or the adoption of new League Rules, could have a material negative effect on our business and results of operations.
In addition, due to the COVID-19 pandemic and related government actions, decisions made by the NBA and NHL have affected, and in the future may continue to affect, our ability to produce and distribute live sports games on our networks. See “— General Risk Factors — Our Operations and Operating Results Have Been, and Continue to be, Materially Impacted by the COVID-19 Pandemic and Actions Taken in Response by Governmental Authorities and Certain Professional Sports Leagues.”
We May Be Unable to Obtain Programming From Third Parties on Reasonable Terms, Which Could Lead to Higher Costs.
We rely on third parties for sports and other programming for our networks. We compete with other providers of programming to acquire the rights to distribute such programming. If we fail to continue to obtain sports and other programming for our networks on reasonable terms for any reason, including as a result of competition, we could be forced to incur additional costs to acquire such programming or look for or develop alternative programming, which may have a material negative effect on our business and results of operations.
Our MSG Networks Business Depends on the Appeal of Its Programming, Which May Be Unpredictable, and Increased Programming Costs May Have a Material Negative Effect on Our Business and Results of Operations.
Our MSG Networks business depends, in part, upon viewer preferences and audience acceptance of the programming on our networks. These factors are often unpredictable and subject to influences that are beyond our control, such as the quality and appeal of competing programming, general economic conditions and the availability of other entertainment options. We may not be able to successfully predict interest in proposed new programming and viewer preferences could cause new programming not to be successful or cause our existing programming to decline in popularity. If our programming does not gain or maintain the level of audience acceptance we, our advertisers or Distributors expect, it could negatively affect advertising or affiliation fee revenues. An increase in our costs associated with programming, including original programming, may materially negatively affect our business and results of operations.
The FCC’s Changes to the Spectrum Used by Satellites to Deliver Programming Networks to Distributors, As Well As The Unavailability of Satellites, Facilities, Systems and/or Software Upon Which We Rely, May Have a Material Negative Effect on Our Business and Results of Operations.
Our MSG Networks business uses third-party satellites and other systems to transmit our programming services to Distributors. We use distribution facilities that include uplinks, communications, satellites, and downlinks. Notwithstanding certain back-up and redundant systems and facilities maintained by our third-party providers, transmissions or quality of transmissions may be disrupted, including as a result of events that impair uplinks, downlinks or transmission facilities or the impairment of satellite or terrestrial facilities. In addition, the FCC has reallocated some of the spectrum on which these satellites operate for other uses, and satellite operators have begun to transition to use the resulting smaller amount of spectrum. This change in spectrum could cause our third-party providers to change the way they transmit our programming, including by using different satellites and potentially compressing the video, which could affect quality. It will also require many of our Distributors to acquire new equipment, or modify their current equipment, to receive our programming networks. If they fail to do so, or if there are any other disruptions in the transition process including by satellite operators transitioning to new transmission systems, our Distributors and their subscribers may no longer receive our programming. Part of the spectrum on which video programming networks were previously delivered will be auctioned to wireless providers, who will offer 5G services that could cause interference with the delivery of our programming.

Currently, there are a limited number of communications satellites, which are operated by third parties, available for the transmission of programming, and their continued availability may depend upon a variety of factors including business conditions, technology issues, further changes in law or regulation that may limit the spectrum that these satellites and facilities depend upon to operate and our ability to access such satellites on reasonable terms. In addition, we are party to an agreement with AMC Networks Inc. (“AMC Networks”), pursuant to which AMC Networks provides us with certain origination, master control and technical services which are necessary to distribute our programming networks. If a disruption occurs, we may not be able to secure alternate distribution facilities in a timely manner. In addition, we rely upon various internal and third-party systems or software in the operation of our business, including, with respect to database, human resource management, and financial systems. From time to time, certain of these arrangements may not be covered by long-term agreements. In addition, such distribution facilities and/or internal or third-party services, systems or software could be adversely impacted by cybersecurity threats including unauthorized breaches. See “— Risks Related to Cybersecurity and Intellectual Property — We Face Continually Evolving Cybersecurity and Similar Risks, Which Could Result in Loss, Disclosure, Theft, Destruction or Misappropriation of, or Access to, Our Confidential Information and Cause Disruption of Our Business, Damage to Our Brands and Reputation, Legal Exposure and Financial Losses.” The failure or unavailability of distribution facilities or these internal and third-party services, systems or software, depending upon its severity and duration, could have a material negative effect on our business and results of operations.
Risks Related to Our Tao Group Hospitality Business
Tao Group Hospitality’s Revenue Growth Depends Upon its Strategy of Adding New Venues and Tao Group Hospitality Plans to Add a Significant Number of New Venues. This Will Require Additional Capital and There Can Be No Guarantee of Success.
Tao Group Hospitality’s ability to increase its revenues depends upon opening new venues. Tao Group Hospitality has plans to open new venues both domestically and internationally. For example, in April 2021, Tao Group Hospitality acquired Hakkasan, which includes a global collection of 33 hospitality assets including restaurants, bars, lounges and nightclubs. In pursuing its expansion strategy, Tao Group Hospitality faces risks associated with cost overruns and construction delays, obtaining financing and operating in new or existing markets. In addition, Tao Group Hospitality faces the risk that new venues may not be successful and that Tao Group Hospitality may lose all or a part of its investment in such new venues, which could have a material negative effect on our business and results of operations. Tao Group Hospitality has financed its operations under the Tao Senior Credit Agreement (as defined herein), which includes a $25.0 million revolving credit facility. See “— Risks Related to Our Indebtedness and Financial Condition — Tao Group Hospitality Has Incurred or May Incur Indebtedness, and the Occurrence of an Event of Default Under Tao Group Hospitality’s Credit Facilities or Our Inability to Repay Such Indebtedness When Due Could Substantially Impair the Assets of Tao Group Hospitality; Other of Our Subsidiaries and Joint Ventures May Incur Indebtedness in the Future and the Failure of Those Entities or Other Parties to Perform as Expected, Including the Repayment of Outstanding Loans, Could Have a Negative Effect on Our Business.” As a result of COVID-19 related restrictions imposed by state and local officials, which included limiting restaurants and bars to take-out and delivery service only, and limited in-person dining (typically required to be outdoors) with capacity restrictions and social distancing requirements, and requiring the closure of nightlife establishments, Tao Group Hospitality’s business was materially impacted in Fiscal Year 2021. Concerns regarding COVID-19 may impact the use of and demand for Tao Group Hospitality’s venues even after restrictions are lifted, and Tao Group Hospitality may not have access to financing for its operations and expansion strategy. Any failure to maintain liquidity to finance its business operations could have a material adverse effect on the business and operations of Tao Group Hospitality. See “— General Risk Factors — Our Operations and Operating Results Have Been, and Continue to be, Materially Impacted by the COVID-19 Pandemic and Actions Taken in Response by Governmental Authorities and Certain Professional Sports Leagues.”
A Lack of Availability of Suitable Locations for New Tao Group Hospitality Venues or a Decline in the Quality of the Locations of Current Tao Group Hospitality Venues May Have a Material Negative Effect on Our Business and Results of Operations.
The success of the existing Tao Group Hospitality venues depends in large part on their locations. Possible declines in neighborhoods where Tao Group Hospitality venues are located or adverse economic conditions in areas surrounding those neighborhoods could result in reduced sales in those venues. Further, Tao Group Hospitality’s growth strategy is based, in part, on the expansion of Tao Group Hospitality venues into new geographic markets where its business has not previously operated. For example, in April 2021, Tao Group Hospitality acquired Hakkasan, which includes a global collection of 33 hospitality assets including restaurants, bars, lounges and nightclubs in 18 cities across four continents. Desirable locations for new openings or for the relocation of existing venues may not be available at an acceptable cost when Tao Group Hospitality identifies a particular opportunity for a new venue or relocation. In addition, the success of new Tao Group Hospitality venues tends to expand or revive interest in Tao Group Hospitality venues that have been in operation for an extended period of time.

Thus, the inability to successfully open new Tao Group Hospitality venues could also negatively impact the existing Tao Group Hospitality business. The occurrence of one or more of these events could have a material negative effect on our business and results of operations.
The Success of Tao Group Hospitality Depends in Part Upon the Continued Retention of Certain Key Personnel.
The success of Tao Group Hospitality depends, in part, on certain key members of its management. The expertise of Tao Group Hospitality’s senior management team in developing, acquiring, reinventing, integrating and growing businesses, particularly those focused on entertainment and hospitality, has been and will continue to be a significant factor in the growth of Tao Group Hospitality’s business and the ability of Tao Group Hospitality to execute its business strategy. The loss of such key personnel could have a material negative effect on our business and results of operations.
Negative Publicity with Respect to Any of the Existing or Future Tao Group Hospitality Brands Could Reduce Sales at One or More of the Existing or Future Tao Group Hospitality Venues and Make the Tao Group Hospitality Brands Less Valuable, Which Could Have a Material Negative Effect on Our Business and Results of Operations.
The success of Tao Group Hospitality depends, in part, upon the reputation and popularity of the Tao Group Hospitality venues and brands. If customers have a poor experience at a restaurant or nightlife venue owned, operated or managed by Tao Group Hospitality, the Tao Group Hospitality venues may experience a decrease in customer traffic. Negative publicity with respect to any of the Tao Group Hospitality brands could adversely affect Tao Group Hospitality. Such publicity could relate to food quality, illness, injury or other health concerns, poor service, negative experiences or other problems and reduce demand in the Tao Group Hospitality business. For example, an outbreak or perceived outbreak of the COVID-19 pandemic connected to one or more of Tao Group Hospitality’s venues could cause negative publicity directed at any of its brands and cause customers to avoid its venues. The risk of negative publicity is exacerbated by the growing influence of social media, which can result in immediate and widespread dissemination of information (which may be false) with limited ability on our part to respond to or correct such reports.
Economic and Operational Risks
We Do Not Own All of Our Venues and Our Failure to Renew Our Leases on Economically Attractive Terms May Have a Material Negative Effect on Our Business and Results of Operations.
Our lease for Beacon Theatre expires in 2026. There is no assurance we will be able to renew this lease on economically attractive terms.
Our agreement with Sands to lease the land where MSG Sphere in Las Vegas is being constructed requires that we complete construction within specified time periods, subject to certain permitted extensions. The failure to meet these specified deadlines could result in a termination of the lease.
Our lease for Radio City Music Hall expires in August 2038. We have the option to renew the lease at fair market value (as calculated pursuant to the terms of the lease) for an additional ten years by providing two years’ notice prior to the expiration date. Fair market value would be determined after we have exercised our option to renew by agreement or by arbitration conducted by an independent real estate appraiser based on standards set forth in the lease.
MSG Entertainment Group, LLC, the entity that guarantees the lease for Radio City Music Hall, is required to maintain a certain net worth that if not maintained would require the entity to post a letter of credit or provide cash collateral.
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
The Company primarily operates in four markets — New York City, Las Vegas, Southern California and London — and, as a result, is subject to greater degrees of risk than competitors with more operating properties or that operate in more markets. The Garden, Hulu Theater at Madison Square Garden, Radio City Music Hall and the Beacon Theatre are all located in New York City, Tao Group Hospitality operates 12 venues in New York City, including the food and beverage operations at the Dream Downtown and Dream Midtown hotels and the Moxy Chelsea, Moxy East Village and Moxy Times Square hotels and MSG Networks’ networks are widely distributed throughout all of New York State. In addition, Tao Group Hospitality operates 13 venues in Las Vegas, where the Company is constructing its first MSG Sphere. Tao Group Hospitality also operates seven venues in Southern California and five venues in London. Therefore, the Company is particularly vulnerable to adverse events (including acts of terrorism, natural disasters, epidemics, pandemics, weather conditions, labor market disruptions and government actions) and economic conditions in New York City, Las Vegas, Southern California and London and surrounding areas. For example, our operations and operating results have been, and continue to be, materially impacted by the COVID-19 pandemic. See “— General Risk Factors — Our Operations and Operating Results Have Been, and Continue to be, Materially Impacted by the COVID-19 Pandemic and Actions Taken in Response by Governmental Authorities and Certain Professional Sports Leagues.” and “Part II — Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations — Introduction — Business Overview — Impact of the COVID-19 Pandemic on Our Business.”
Our Business Has Been Adversely Impacted and May, in the Future, Be Materially Adversely Impacted by an Economic Downturn and Financial Instability or Changes in Consumer Tastes and Preferences.
Our business depends upon the ability and willingness of consumers and businesses to purchase tickets at our venues, license suites and club memberships at The Garden, spend on food and beverages and merchandise, subscribe to packages of programming that includes our networks, and drive continued advertising and sponsorship revenues, and these revenues are sensitive to general economic conditions and consumer behavior. In addition, our business depends on upon the ability and willingness of consumers and businesses to subscribe to a package of programming that includes our networks, as well as affiliation fee and advertising revenues, which are both sensitive to general economic conditions and consumer behavior. Further, the restaurant, nightlife and hospitality industries are often affected by changes in consumer tastes, national, regional and local economic conditions, discretionary spending priorities, demographic trends, traffic patterns and the type, number and location of competing businesses. As a result, instability and weakness of the U.S. and global economies, including as a result of the effects caused by disruptions to financial markets, inflation, recession, high unemployment, geopolitical events and other effects caused by the COVID-19 pandemic and the negative effects on consumers’ and businesses’ discretionary spending, have and may continue to materially negatively affect our business and results of operations. See “— General Risk Factors — Our Operations and Operating Results Have Been, and Continue to be, Materially Impacted by the COVID-19 Pandemic and Actions Taken in Response by Governmental Authorities and Certain Professional Sports Leagues.”
Our Business Could Be Adversely Affected by Terrorist Activity or the Threat of Terrorist Activity, Weather and Other Conditions That Discourage Congregation at Prominent Places of Public Assembly.
The success of our businesses is dependent upon the willingness and ability of patrons to attend events at our venues. The venues we operate, like all prominent places of public assembly, could be the target of terrorist activities, including acts of domestic terrorism, or other actions that discourage attendance. Any such activity or threatened activity at or near one of our venues or other similar venues, including those located elsewhere, could result in reduced attendance at our venues and a material negative effect on our business and results of operations. Similarly, a major epidemic or pandemic, such as the COVID-19 pandemic, or the threat or perceived threat of such an event, could adversely affect attendance at our events and venues by discouraging public assembly at our events and venues. Moreover, the costs of protecting against such incidents, including the costs of implementing additional protective measures for the health and safety of our guests, could reduce the profitability of our operations. See “— General Risk Factors — Our Operations and Operating Results Have Been, and Continue to be, Materially Impacted by the COVID-19 Pandemic and Actions Taken in Response by Governmental Authorities and Certain Professional Sports Leagues.”
Weather or other conditions, including natural disasters, in locations which we own or operate venues may affect patron attendance as well as sales of food and beverages and merchandise, among other things. Weather conditions may also require us to cancel or postpone events. Weather or other conditions may prevent us or our Distributors from providing our programming to customers or reduce advertising expenditures. Any of these events may have a material negative effect on our business and results of operations, and any such events may harm our ability to obtain or renew insurance coverage on favorable terms or at all.

We May Pursue Acquisitions and Other Strategic Transactions and/or Investments to Complement or Expand Our Business That May Not Be Successful; We Have Significant Investments in Businesses We Do Not Control.
From time to time, we may explore opportunities to purchase or invest in other businesses, venues or assets that we believe will complement, enhance or expand our current business or that might otherwise offer us growth opportunities, including opportunities that may differ from the Company’s current businesses. Any transactions that we are able to identify and complete may involve risks, including the commitment of significant capital, the incurrence of indebtedness, the payment of advances, the diversion of management’s attention and resources from our existing business to develop and integrate the acquired or combined business, the inability to successfully integrate such business or assets into our operations, litigation or other claims in connection with acquisitions or against companies we invest in or acquire, our lack of control over certain companies, including joint ventures and other minority investments, the risk of not achieving the intended results and the exposure to losses if the underlying transactions or ventures are not successful. At times, we have had significant investments in businesses that we account for under the equity method of accounting, and we may again in the future. Certain of these investments have generated operating losses in the past and certain have required additional investments from us in the form of equity or loans. There can be no assurance that these investments will become profitable individually or in the aggregate or that they will not require material additional funding from us in the future.
We may not control the day-to-day operations of these investments. We have in the past written down and, to the extent that these investments are not successful in the future, we may write down all or a portion of such investments. Additionally, these businesses may be subject to laws, rules and other circumstances, and have risks in their operations, which may be similar to, or different from, those to which we are subject. Any of the foregoing risks could result in a material negative effect on our business and results of operations or adversely impact the value of our investments.
We Are Subject to Extensive Governmental Regulation and Our Failure to Comply with These Regulations May Have a Material Negative Effect on Our Business and Results of Operations.
Our business is subject to the general powers of federal, state and local governments, as well as foreign governmental authorities, to deal with matters of health and public safety. We are also subject to the rules, regulations and decisions of the NBA and NHL. Some FCC regulations apply to us directly and other FCC regulations, although imposed on Distributors, affect programming networks indirectly.
As a result of government mandated assembly limitations and closures implemented in response to the COVID-19 pandemic, our performance venues were unable to host events for the substantial majority of Fiscal Year 2021. Tao Group Hospitality’s business was also materially impacted by COVID-19 related restrictions imposed by state and local officials, which included limiting restaurants and bars to take-out and delivery service only, requiring the closure of nightlife establishments, limited in-person dining (typically required to be outdoors) with capacity restrictions and social distancing requirements and curfews. There can be no assurance that some or all of these restrictions will not be imposed again in the future due to increased infection rates of COVID-19 or another pandemic. For example, effective May 2021, our Tao Group Hospitality’s New York City dining venues were permitted to open without capacity or other restrictions and later, on August 3, 2021, Mayor Bill de Blasio announced a policy, effective August 17, 2021, requiring at least one vaccination shot for workers and customers in indoor dining facilities. We are unable to predict what the long-term effects of these events, including new government regulations or requirements, will be. For example, future governmental regulations adopted in response to the COVID-19 pandemic may impact the revenue we derive and/or the expenses we incur from the events that we choose to host, such that events that were historically profitable would instead result in losses. See “— General Risk Factors — Our Operations and Operating Results Have Been, and Continue to be, Materially Impacted by the COVID-19 Pandemic and Actions Taken in Response by Governmental Authorities and Certain Professional Sports Leagues,” and “Part II — Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations — Introduction — Business Overview — Impact of the COVID-19 Pandemic on Our Business.”
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
We and our venues are subject to environmental laws and regulations relating to the use, disposal, storage, emission and release of hazardous and non-hazardous substances, as well as zoning and noise level restrictions which may affect, among other things, the operations of our venues. Compliance with these regulations and the associated costs may be heightened as a result of the purchase, construction or renovation of a venue. Additionally, certain laws and regulations could hold us strictly, jointly and severally responsible for the remediation of hazardous substance contamination at our facilities or at third-party waste disposal sites, as well as for any personal injury or property damage related to any contamination.
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
Legislative enactments, court actions, and federal regulatory proceedings could materially affect our programming business by modifying the rates, terms, and conditions under which we offer our content or programming networks to Distributors and the public, or otherwise materially affect the range of our activities or strategic business alternatives. We cannot predict the likelihood, results or impact on our business of any such legislative, judicial, or regulatory actions. Furthermore, to the extent that regulations and laws, either presently in force or proposed, hinder or stimulate the growth of Distributors, our business could be affected. The U.S. Congress and the FCC currently have under consideration, and may in the future adopt, amend, or repeal, laws, regulations and policies regarding a wide variety of matters that could, directly or indirectly, affect our business. The regulation of Distributors is subject to the political process and has been in constant flux over the past two decades. Further material changes in the law and regulatory requirements may be proposed or adopted in the future. Our business and our results of operations may be materially negatively affected by future legislation, new regulation or deregulation.
We are subject to various data privacy and protection laws, regulations, policies and contractual obligations that apply to the collection, transmission, storage, processing and use of personal information or personal data, which among other things, impose certain requirements relating to the privacy and security of personal information. The variety of laws and regulations governing data privacy and protection, and the use of the internet as a commercial medium, are rapidly evolving, extensive and complex, and may include provisions and obligations that are inconsistent with one another or uncertain in their scope or application.
The data protection landscape is rapidly evolving in the United States. As our operations and business grow, we may become subject to or affected by new or additional data protection laws and regulations and face increased scrutiny or attention from regulatory authorities. For example, California has passed a comprehensive data privacy law, the California Consumer Privacy Act of 2018 (the “CCPA”), and other states including Virginia and Colorado have also passed similar laws. Additionally, the California Privacy Rights Act (the “CPRA”) was recently passed, which will impose additional data protection obligations on covered businesses, including additional consumer rights procedures and obligations, limitations on data uses, new audit requirements for higher risk data, and constraints on certain uses of sensitive data. The majority of the CPRA provisions will go into effect on January 1, 2023, and additional compliance investment and potential business process changes may be required. Further, there are several legislative proposals in the United States, at both the federal and state level, that could impose new privacy and security obligations. We cannot yet determine the impact that these future laws and regulations may have on our business.
In addition, governmental authorities and private litigants continue to bring actions against companies for online collection, use, dissemination and security practices that are unfair or deceptive.
Our business is, and may in the future be, subject to a variety of other laws and regulations, including licensing, permitting, and historic designation and similar requirements; working conditions, labor, immigration and employment laws; health, safety and sanitation requirements; and compliance with the Americans with Disabilities Act (and related state and local statutes).
Any changes to the legal and regulatory framework applicable to our business could have an adverse impact on our businesses and our failure to comply with applicable governmental laws and regulations, or to maintain necessary permits or licenses, could result in liability or government actions that could have a material negative effect on our business and results of operations.

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
Organized Labor Matters May Have a Material Negative Effect on Our Business and Results of Operations.
Our business is dependent upon the efforts of unionized workers. As of June 30, 2021, approximately 33% of our employees are represented by unions. Approximately 52% of such union employees are subject to CBAs that were expired as of June 30, 2021 and approximately 11% are subject to CBAs that will expire by June 30, 2022 if they are not extended prior thereto. Any labor disputes, such as strikes or lockouts, with the unions with which we have CBAs could have a material negative effect on our business and results of operations (including our ability to produce or present concerts, programming, theatrical productions, sporting events and other events).
Additionally, NBA and NHL players are covered by CBAs. Both leagues have experienced labor difficulties in the past and may have labor issues in the future, such as player strikes or management lockouts. If any Knicks or Rangers games are cancelled because of any such labor difficulties, the loss of revenue, including from customers who would have attended home games at The Garden and from impacts to MSG Networks’ ability to produce or present programming would have a negative impact on our business and results of operations.
Increases in labor costs could also slow the growth of, or harm, Tao Group Hospitality, which has a substantial number of hourly employees whose compensation may be impacted by increases in government-imposed minimum wage rates. In addition, Tao Group Hospitality employs a substantial number of employees whose income is supplemented through the receipt of gratuities. In certain jurisdictions in which Tao Group Hospitality operates, the minimum hourly wage to which gratuity-eligible employees are entitled under law is lower than the minimum wage required to be paid to other employees, subject to the former’s receipt of sufficient gratuities. The difference between the two minimum rates is referred to as a “tip credit.” Governmental entities, including in New York, Las Vegas and Chicago, have acted to increase minimum wage rates in jurisdictions where Tao Group Hospitality operates or may operate in the future. In addition, governmental entities have acted to eliminate, or considered the elimination of, tip credits in the application of minimum wage laws. As minimum wage rates increase, or if tip credits are reduced or eliminated, Tao Group Hospitality may need to increase wages paid to a substantial number of employees, which could substantially increase the labor costs of Tao Group Hospitality. In addition, Tao Group Hospitality’s labor costs may increase if certain employees elect to be union represented and to collectively bargain their compensation. Tao Group Hospitality may be unable to offset these increased labor costs either through increased prices or changes to its operations, which could have a material negative effect on our business and results of operations.
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
There are inherent risks associated with producing and hosting events and operating, maintaining or renovating our venues and in operating our restaurant and nightlife venues. As a result, personal injuries, accidents and other incidents have occurred and may occur from time to time, which could subject us to claims and liabilities.
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
From time to time, the Company and its subsidiaries are involved in various legal proceedings, including proceedings or lawsuits brought by governmental agencies, stockholders, customers, employees, private parties and other stakeholders, including litigation in connection with the Merger. The outcome of litigation is inherently unpredictable and, regardless of the merits of the claims, litigation may be expensive, time-consuming, disruptive to our operations, harmful to our reputation and distracting to management. As a result, we may incur liability from litigation (including in connection with settling such litigation) which could be material and for which we may not have available or adequate insurance coverage, or be subject to other forms of non-monetary relief which may adversely affect the Company. The liabilities we incur in connection with any such litigation could have an adverse effect on our business and results of operations.
We Face Risk from Doing Business Internationally.
We have operations and own property outside of the United States. As a result, our business is subject to certain risks inherent in international business, many of which are beyond our control. These risks include:
•laws and policies affecting trade and taxes, including laws and policies relating to currency, the repatriation of funds and withholding taxes, and changes in these laws;
•changes in local regulatory requirements, including restrictions on foreign ownership;
•exchange rate fluctuation;
•exchange controls, tariffs and other trade barriers;
•differing degrees of protection for intellectual property and varying attitudes towards the piracy of intellectual property;
•foreign privacy and data protection laws and regulations, such as the E.U. General Data Protection Regulation, and changes in these laws;
•the impact of Brexit, which legally took place on January 31, 2020, and the E.U.-U.K. Trade and Cooperation Agreement, which was applied provisionally from January 1, 2021 and entered into force on May 1, 2021;
•the instability of foreign economies and governments;
•war, acts of terrorism and the outbreak of epidemics or pandemics abroad;
•anti-corruption laws and regulations, such as the U.S. Foreign Corrupt Practices Act and the U.K. Bribery Act that impose stringent requirements on how we conduct our foreign operations, and changes in these laws and regulations; and
•shifting consumer preferences regarding entertainment.
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
Risks Related to Our Indebtedness and Financial Condition
We Have Substantial Indebtedness and Are Highly Leveraged, Which Could Adversely Affect Our Business.
We are highly leveraged with a significant amount of debt and we may continue to incur additional debt in the future. In November 2020, MSG National Properties, LLC (“MSG National Properties”) and certain of our other subsidiaries entered into a five-year $650 million senior secured term loan facility to fund working capital needs, for general corporate purposes of MSG National Properties and its subsidiaries, and to make distributions to MSG Entertainment Group, LLC. In September 2019, MSG Networks incurred $100 million of debt to finance a cash tender offer for shares of its Class A common stock and entered into a credit facility consisting of (i) an initial $1,100 million term loan facility and (ii) $250 million revolving credit facility, each with a term of five years. As a result of our indebtedness, we are required to make interest and principal payments on our borrowings that are significant in relation to our revenues and cash flows. These payments reduce our earnings and cash available for other potential business purposes. In addition, the ability of MSG Networks to draw on its $250 million revolving credit facility will depend on its ability to meet certain financial covenants and other conditions. This leverage also exposes us to significant risk by limiting our flexibility in planning for, or reacting to, changes in our business (whether through competitive pressure or otherwise), the entertainment, hospitality, cable and telecommunications industries and the economy at large. Although our cash flows could decrease in these scenarios, our required payments in respect of indebtedness would not decrease.
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
In addition, in July 2017, the United Kingdom’s Financial Conduct Authority, which regulates the London Interbank Offered Rate (“LIBOR”), announced that it will no longer persuade or compel banks to submit LIBOR rates after 2021. Although the transition period has been extended to June 2023, the United States Federal Reserve issued a statement advising banks to stop new LIBOR issuances by the end of 2021. It is unclear whether or not, at that time, a satisfactory replacement rate will be developed or if new methods of calculating LIBOR will be established such that it continues to exist after 2021. The proposed alternative, a new index that measures the cost of borrowing cash overnight, backed by U.S. Treasury securities (“SOFR”), is observed and backward-looking, which stands in contrast with LIBOR under the current methodology, which is an estimated forward-looking rate and relies, to some degree, on the expert judgment of submitting panel members. Our credit agreements provide mechanisms to adjust our base interest rates in the event that LIBOR ceases to exist, is replaced by a SOFR rate, or in certain other related circumstances, however, there can be no assurances that the transition to another benchmark rate will occur as intended. Whether or not SOFR or any other potential alternative reference rate attains market traction as a LIBOR replacement rate remains in question. The consequences of these developments with respect to LIBOR cannot be entirely predicted but may affect the level of interest payments on the portion of our indebtedness that bears interest at variable rates, which may adversely impact the amount of our interest payments under such debt.
We May Require Additional Financing to Fund Our Planned Construction of MSG Sphere in Las Vegas, as Well as Certain of Our Obligations, Ongoing Operations, and Capital Expenditures, the Availability of Which Is Uncertain.
The capital and credit markets can experience volatility and disruption. Those markets can exert extreme downward pressure on stock prices and upward pressure on the cost of new debt capital and can severely restrict credit availability for most issuers.
Our Entertainment business has been characterized by significant expenditures for properties, businesses, renovations and productions. We may require additional financing to fund our planned capital expenditures, including the construction of MSG Sphere in Las Vegas, as well as other obligations and our ongoing operations. In the future, we may engage in transactions that depend on our ability to obtain funding. For example, as we extend MSG Sphere beyond Las Vegas, our intention is to utilize several options, such as non-recourse debt financing, joint ventures, equity partners and a managed venue model. There is no assurance that we will be able to successfully complete these plans.
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
In addition, the NBA and NHL have imposed restrictions on financing transactions that require a secured interest in The Garden.
We Have Incurred Substantial Operating Losses, Negative Adjusted Operating Income and Negative Cash Flow and There is No Assurance We Will Have Operating Income, Positive Adjusted Operating Income or Positive Cash Flow in the Future.
We incurred operating losses of $450.2 million, $59.8 million and $45.6 million in fiscal years 2021, 2020 and 2019, respectively. In addition, we have in prior periods incurred operating losses and negative cash flow and there is no assurance that we will have operating income or positive cash flow in the future. Significant operating losses may limit our ability to raise necessary financing, or to do so on favorable terms, as such losses could be taken into account by potential investors, lenders and the organizations that issue investment ratings on indebtedness. See “Part II — Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations — Factors Affecting Operating Results.”
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
Tao Group Hospitality has incurred and may incur indebtedness, which indebtedness is significant relative to the assets of Tao Group Hospitality’s business. The occurrence of an event of default under Tao Group Hospitality’s credit facilities could substantially impair the assets of Tao Group Hospitality and, as a result, have a negative effect on our business and results of operations.
Disruptions caused by the COVID-19 pandemic had, and may continue to have, a significant and negative impact on Tao Group Hospitality’s operations and financial performance during Fiscal Year 2021. In August 2020, Tao Group Hospitality amended the Tao Senior Credit Agreement, which suspended the application of certain financial covenants through December 31, 2021, modified certain restrictive covenants therein, modified the applicable interest rates, and increased the minimum liquidity requirement. In addition, in connection with the amendment, MSG Entertainment Group, LLC entered into a guarantee and reserve account agreement to guarantee the obligations of Tao Group Operating LLC (“TAOG”) under the Tao Senior Credit Agreement, establish and grant a security interest in a reserve account that will initially hold a deposit of approximately $9.8 million and maintain a minimum liquidity requirement of no less than $75 million at all times. Tao Group Hospitality will likely need to seek covenant waivers in the future. Tao Group Hospitality’s failure to obtain covenant waivers could trigger a violation of these covenants and lead to default, acceleration of all of its outstanding debt and a demand for payment under the guarantee of MSG Entertainment Group, which would negatively impact the liquidity of Tao Group Hospitality and the Company. In addition, in May 2019 we extended a $49 million subordinated loan to Tao Group Hospitality, which was amended in June 2020 to increase the subordinated loan amount by $22 million. In aggregate, $63 million remains outstanding under the subordinated loan. The occurrence of an event of default under the Tao Senior Credit Agreement and any resulting acceleration of debt thereunder would lead to an event of default under our subordinated loan to Tao Group Hospitality and could impair our ability to have the Company’s subordinated loan repaid.
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

Risks Related to Cybersecurity and Intellectual Property
We Face Continually Evolving Cybersecurity and Similar Risks, Which Could Result in Loss, Disclosure, Theft, Destruction or Misappropriation of, or Access to, Our Confidential Information and Cause Disruption of Our Business, Damage to Our Brands and Reputation, Legal Exposure and Financial Losses.
Through our operations, we may collect and store, including by electronic means, certain personal, proprietary and other sensitive information, including payment card information, that is provided to us through purchases, registration on our websites, mobile applications, or otherwise in communication or interaction with us. These activities require the use of online services and centralized data storage, including through third-party service providers. Data maintained in electronic form is subject to the risk of security incidents, including breach, compromise, intrusion, tampering, theft, destruction, misappropriation or other malicious activity. Cyber-attacks, denial-of-service attacks, ransomware attacks, business emails compromises, viruses and social engineering (including phishing) are continuing to occur in our industry, as well as the industries of our partners, vendors and suppliers. In addition, we may experience attacks, unavailable systems, unauthorized access or disclosure due to employee theft or misuse, sophisticated nation-state and nation-state supported actors and advanced persistent threat intrusions. Further, hardware and operating system software and applications that we produce or procure from third parties may contain defects in design or manufacture, including “bugs” and other problems that could unexpectedly interfere with the operation of such systems. Our ability to safeguard such personal and other sensitive information, including information regarding the Company and our customers, sponsors, partners, Distributors, advertisers and employees, independent contractors and vendors, is important to our business. We take these matters seriously and take significant steps to protect our stored information, including the implementation of systems and processes to thwart malicious activity. These protections are costly and require ongoing monitoring and updating as technologies change and efforts to overcome security measures become more sophisticated. In addition, changes in legislation may increase the risk of potential litigation. For example, the CCPA, which provides a private right of action (in addition to statutory damages) for California residents whose sensitive personal information is breached as a result of a business’s violation of its duty to reasonably secure such information took effect on January 1, 2020 and will be expanded by the CPRA once it takes effect in January 2023. See “— Economic and Operational Risks — We Are Subject to Extensive Governmental Regulation and Our Failure to Comply with These Regulations May Have a Material Negative Effect on Our Business and Results of Operations.”
Despite our efforts, the risks of a security incident cannot be entirely eliminated and our information technology and other systems that maintain and transmit consumer, sponsor, partner, Distributor, advertiser, Company, employee and other confidential and proprietary information may be compromised due to employee error or other circumstances such as malware or ransomware, viruses, hacking and phishing attacks or otherwise. Such compromise could affect the security of information on our network or that of a third-party service provider. Additionally, outside parties may attempt to fraudulently induce employees, vendors or users to disclose sensitive, proprietary or confidential information in order to gain access to data and systems. As a result, such sensitive, proprietary and/or confidential information may be lost, disclosed, accessed or taken without consent. For example, in November 2016, a payment card issue that affected cards used at merchandise and food and beverage locations at several of our New York venues and The Chicago Theatre was identified and addressed with the assistance of security firms. The issue was promptly fixed and enhanced security measures were implemented.
The Company also continues to review and enhance our security measures in light of the constantly evolving techniques used to gain unauthorized access to networks, data, software and systems. The Company may be required to incur significant expenses in order to address any actual or potential security incidents that arise and we may not have insurance coverage for any or all of such expenses. If we experience a security incident, our ability to conduct business may be interrupted or impaired, we may incur damage to our systems, we may lose profitable opportunities or the value of those opportunities may be diminished and we may lose revenue as a result of unlicensed use of our intellectual property. Unauthorized access to or security breaches of our systems could result in the loss of data, loss of business, severe reputational damage adversely affecting customer or investor confidence, diversion of management’s attention, regulatory investigations and orders, litigation, indemnity obligations, damages for contract breach, penalties for violation of applicable laws or regulations and significant costs for remediation that may include liability for stolen or lost assets or information and repair of system damage that may have been caused, incentives offered to customers or other business partners in an effort to maintain business relationships after a breach and other liabilities. Further, an actual or perceived security incident, such as penetration of our or our third-party vendors’ networks, affecting personal or other sensitive information could subject us to business and litigation risk, including costs associated with such misappropriation or misuse, and damage our reputation, including with customers, sponsors, partners, Distributors, viewers and advertisers, which could have a material negative effect on our business and results of operations. Our insurance coverage may not be adequate to cover the costs of a data breach, indemnification obligations, or other liabilities.
In addition, in some instances, we may have obligations to notify relevant stakeholders of security breaches. Such mandatory disclosures are costly, could lead to negative publicity, may cause our customers to lose confidence in the effectiveness of our security measures and require us to expend significant capital and other resources to respond to or alleviate problems caused by an actual or perceived security breach.
We May Become Subject to Infringement or Other Claims Relating to Our Content or Technology.
From time to time, third parties may assert against us alleged intellectual property (e.g., copyright, trademark and patent) or other claims relating to our productions, dining and nightlife venues and brands, programming, technologies, digital content or other content or material, some of which may be important to our business. In addition, our productions and/or programming could potentially subject us to claims of defamation or similar types of allegations. Any such claims, regardless of their merit, could cause us to incur significant costs that could harm our results of operations. We may not be indemnified against, or have insurance coverage for, claims or costs of these types. In addition, if we are unable to continue use of certain intellectual property rights, our business and results of operations could be materially negatively impacted.
Theft of Our Intellectual Property May Have a Material Negative Effect on Our Business and Results of Operations.
The success of our business depends in part on our ability to maintain and monetize our intellectual property rights, including the technology being developed for MSG Sphere, our brand logos, our programming, technologies, digital content and other content that is material to our business. Theft of our intellectual property, including content, could have a material negative effect on our business and results of operations because it may reduce the revenue that we are able to receive from the legitimate sale and distribution of such intellectual property, undermine lawful distribution channels and limit our ability to control the marketing of our content and inhibit our ability to recoup or profit from the costs incurred to create such content. Litigation may be necessary to enforce our intellectual property rights or protect our trade secrets. Any litigation of this nature, regardless of the outcome, could cause us to incur significant costs.
Risks Related to Governance and Our Controlled Ownership
We Are Materially Dependent on MSG Sports’ Performance Under Various Agreements.
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
We also entered into various agreements with MSG Sports that govern our ongoing commercial relationship subsequent to the Entertainment Distribution, including Arena License Agreements that require two of MSG Sports’ professional sports teams - the Knicks and the Rangers - to play home games at The Garden, sponsorship agency agreements in connection with the sale of sponsorships and advertising for the Knicks and Rangers, as well as MSG Sports’ other teams, and a trademark license agreement regarding the use of the “MSG” and Madison Square Garden marks for certain purposes. These agreements, other than the Arena License Agreements, are each subject to potential termination by MSG Sports in the event MSG Sports and the Company are no longer affiliates.
The Company performs certain business services for MSG Sports that were performed by MSG Sports prior to the Entertainment Distribution, such as information technology, accounts payable, payroll, tax, certain legal functions, human resources, insurance and risk management, government affairs, investor relations, corporate communications, benefit plan administration and reporting, and internal audit functions as well as certain marketing functions. These services include the collection and storage of certain personal information regarding employees and/or customers as well as information regarding the Company, MSG Sports and our sponsors and partners. See “— Risks Related to Cybersecurity and Intellectual Property — We Face Continually Evolving Cybersecurity and Similar Risks, Which Could Result in Loss, Disclosure, Theft, Destruction or Misappropriation of, or Access to, Our Confidential Information and Cause Disruption of Our Business, Damage to Our Brands and Reputation, Legal Exposure and Financial Losses.”
In addition, MSG Networks has various agreements with MSG Sports in connection with the 2015 Sports Distribution, including a distribution agreement, a tax disaffiliation agreement, a services agreement, an employee matters agreement, and media rights agreements. These agreements include the allocation of employee benefits, taxes and certain other liabilities and obligations attributable to periods prior to the 2015 Sports Distribution. In connection with the 2015 Sports Distribution, we agreed to provide MSG Sports with indemnities with respect to liabilities arising out of our businesses and MSG Sports agreed to provide us with indemnities with respect to liabilities arising out of the businesses we transferred to MSG Sports. MSG Networks’ media rights agreements with MSG Sports provide us with the exclusive media rights to Knicks and Rangers games.

Rights fees under these media rights agreements amounted to approximately $143 million for Fiscal Year 2021, which reflect reductions as a result of MSG Sports’ not making available the minimum number of games. The stated contractual rights fees under such rights agreements increase annually and are subject to adjustments in certain circumstances, including if MSG Sports does not make available a minimum number of games in any year.
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
To preserve the tax-free treatment of the Entertainment Distribution to MSG Sports and its stockholders, under the Tax Disaffiliation Agreement with MSG Sports, for the two-year period following the Entertainment Distribution, we are subject to restrictions with respect to:
•entering into any transaction pursuant to which 50% or more of our shares or assets would be acquired, whether by merger or otherwise, unless certain tests are met;
•issuing equity securities, if any such issuances would, in the aggregate, constitute 50% or more of the voting power or value of our capital stock;
•certain repurchases of our common shares;
•ceasing to actively conduct our business;
•amendments to our organizational documents (i) affecting the relative voting rights of our stock or (ii) converting one class of our stock to another;

•liquidating or partially liquidating; and
•taking any other action that prevents the Entertainment Distribution and certain related transactions from being tax-free.
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
MSG Networks Could Have Significant Tax Liability as a Result of the 2015 Sports Distribution.
MSG Networks obtained an opinion from Sullivan & Cromwell LLP substantially to the effect that, among other things, the 2015 Sports Distribution qualifies as a tax-free distribution under the Code. The opinion is not binding on the IRS or the courts. Additionally, MSG Networks received a private letter ruling from the IRS concluding that certain limited aspects of the 2015 Sports Distribution will not prevent the 2015 Sports Distribution from satisfying certain requirements for tax-free treatment under the Code. The opinion and the private letter ruling rely on factual representations and reasonable assumptions, which if incorrect or inaccurate may jeopardize the ability to rely on such opinion and letter ruling.
If the 2015 Sports Distribution does not qualify for tax-free treatment for U.S. federal income tax purposes, then, in general, MSG Networks would be subject to tax as if it had sold the MSG Sports common stock in a taxable sale for its fair value. MSG Sports stockholders would be subject to tax as if they had received a distribution equal to the fair value of MSG Sports common stock that was distributed to them, which generally would be treated first as a taxable dividend to the extent of MSG Networks earnings and profits, then as a non-taxable return of capital to the extent of each holder’s tax basis in its MSG Sports common stock, and thereafter as capital gain with respect to any remaining value. It is expected that the amount of any such taxes to MSG Sports stockholders and MSG Networks would be substantial.
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
Combining Our Business with MSG Networks May be More Difficult, Costly or Time-Consuming Than Expected and We May Fail to Realize the Anticipated Benefits of the Merger, Which May Adversely Affect Our Business Results and Negatively affect the value of our common stock.
Our merger with MSG Networks involved the combination of two companies which, until the completion of the Merger, operated as separate public companies. The success of the Merger will depend on, among other things, our ability to combine those businesses in a manner that adds value to shareholders. However, there can be no assurances that these businesses can be integrated successfully, and we will be required to devote significant management attention and resources to the integration process.
Although we expect that the strategic benefits, additional income and elimination of duplicative costs, as well as the realization of other efficiencies related to the integration of the businesses to offset incremental transaction and Merger-related costs over time, we may encounter difficulties in the integration and any net benefit may not be achieved in the near term or at all. It is possible that the integration process could take longer than originally anticipated and could result in the loss of key employees; the loss of commercial and vendor partners; the disruption of our ongoing businesses; inconsistencies in standards, controls, procedures and policies; unexpected integration issues; and higher than expected integration costs.
An inability to realize the full extent of the anticipated benefits of the Merger, as well as any delays encountered in the integration process, could have an adverse effect upon our revenues, expenses and operating results, which may adversely affect the value of our common stock.

We Are Controlled by the Dolan Family. As a Result of Their Control, the Dolan Family Has the Ability to Prevent or Cause a Change in Control or Approve, Prevent or Influence Certain Actions by the Company.
We have two classes of common stock:
•Class A Common Stock, par value $0.01 per share (“Class A Common Stock”), which is entitled to one vote per share and is entitled collectively to elect 25% of our Board of Directors; and
•Class B Common Stock, par value $0.01 per share (“Class B Common Stock”), which is entitled to 10 votes per share and is entitled collectively to elect the remaining 75% of our Board of Directors.
As of July 31, 2021, the Dolan family, including trusts for the benefit of members of the Dolan family (collectively, the “Dolan Family Group”), collectively own all of our Class B Common Stock, approximately 5.1% of our outstanding Class A Common Stock (inclusive of options exercisable and restricted stock units vesting within 60 days of July 31, 2021) and approximately 72.8% of the total voting power of all our outstanding common stock. The members of the Dolan Family Group holding Class B Common Stock are parties to a Stockholders Agreement, which has the effect of causing the voting power of the holders of our Class B Common Stock to be cast as a block with respect to all matters to be voted on by holders of our Class B Common Stock. Under the Stockholders Agreement, the shares of Class B Common Stock owned by members of the Dolan Family Group (representing all the outstanding Class B Common Stock) are to be voted on all matters in accordance with the determination of the Dolan Family Committee (as defined below), except that the decisions of the Dolan Family Committee are non-binding with respect to the Class B Common Stock owned by certain Dolan family trusts that collectively own approximately 40.5% of the outstanding Class B Common Stock (“Excluded Trusts”). The “Dolan Family Committee” consists of Charles F. Dolan and his six children, James L. Dolan, Thomas C. Dolan, Patrick F. Dolan, Kathleen M. Dolan, Marianne Dolan Weber and Deborah A. Dolan-Sweeney. The Dolan Family Committee generally acts by majority vote, except that approval of a going-private transaction must be approved by a two-thirds vote and approval of a change-in-control transaction must be approved by not less than all but one vote. The voting members of the Dolan Family Committee are James L. Dolan, Thomas C. Dolan, Kathleen M. Dolan, Deborah A. Dolan-Sweeney and Marianne Dolan Weber, with each member having one vote other than James L. Dolan, who has two votes. Because James L. Dolan has two votes, he has the ability to block Dolan Family Committee approval of any Company change in control transaction. Shares of Class B Common Stock owned by Excluded Trusts will on all matters be voted on in accordance with the determination of the Excluded Trusts holding a majority of the Class B Common Stock held by all Excluded Trusts, except in the case of a vote on a going-private transaction or a change in control transaction, in which case a vote of the trusts holding two-thirds of the Class B Common Stock owned by Excluded Trusts is required.
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
In addition, the affirmative vote or consent of the holders of at least 66 2⁄3% of the outstanding shares of the Class B Common Stock, voting separately as a class, is required to approve:
•the authorization or issuance of any additional shares of Class B Common Stock; and
•any amendment, alteration or repeal of any of the provisions of our certificate of incorporation that adversely affects the powers, preferences or rights of the Class B Common Stock.
As a result, the Dolan Family Group has the power to prevent such issuance or amendment.
The Dolan Family Group also controls MSG Sports and AMC Networks Inc. (“AMC Networks”) and, prior to the Merger, the Dolan Family Group also controlled MSG Networks.
We Have Elected to Be a “Controlled Company” for NYSE Purposes Which Allows Us Not to Comply with Certain of the Corporate Governance Rules of NYSE.
Members of the Dolan Family Group have entered into the Stockholders Agreement relating, among other things, to the voting of their shares of our Class B Common Stock. As a result, we are a “controlled company” under the corporate governance rules of NYSE. As a controlled company, we have the right to elect not to comply with the corporate governance rules of NYSE requiring: (i) a majority of independent directors on our Board of Directors; (ii) an independent corporate governance and nominating committee; and (iii) an independent compensation committee. Our Board of Directors has elected for the Company to be treated as a “controlled company” under NYSE corporate governance rules and not to comply with the NYSE requirement for a majority-independent board of directors and for an independent corporate governance and nominating committee because of our status as a controlled company. Nevertheless, our Board of Directors has elected to comply with the NYSE requirement for an independent compensation committee.
Future Stock Sales, Including as a Result of the Exercise of Registration Rights by Certain of Our Stockholders, Could Adversely Affect the Trading Price of Our Class A Common Stock.
Certain parties have registration rights covering a portion of our shares.
We have entered into registration rights agreements with Charles F. Dolan, members of his family, certain Dolan family interests and the Dolan Family Foundation that provide them with “demand” and “piggyback” registration rights with respect to approximately 6.9 million shares of Class A Common Stock, including shares issuable upon conversion of shares of Class B Common Stock.
Sales of a substantial number of shares of Class A Common Stock, including sales pursuant to these registration rights agreements, could adversely affect the market price of the Class A Common Stock and could impair our future ability to raise capital through an offering of our equity securities.
We Share Certain Key Directors and Officers with MSG Sports and/or AMC Networks, Which Means Those Officers Do Not Devote Their Full Time and Attention to Our Affairs and the Overlap May Give Rise to Conflicts.
Our Executive Chairman and Chief Executive Officer, James L. Dolan, also serves as the Executive Chairman of MSG Sports and prior to the Merger served as Executive Chairman of MSG Networks, and our President, Andrew Lustgarten, also serves as the President and Chief Executive Officer of MSG Sports. As a result, not all of our executive officers devote their full time and attention to the Company’s affairs. Our Vice Chairman, Gregg G. Seibert, also serves as the Vice Chairman of MSG Sports and AMC Networks, and served as Vice Chairman of MSG Networks prior to the Merger. Furthermore, ten members of our Board of Directors (including James L. Dolan) also serve as directors of MSG Sports, nine members of our Board of Directors (including James L. Dolan) also served as directors of MSG Networks prior to the Merger, and six members of our Board of Directors (including James L. Dolan) serve as directors of AMC Networks and Charles F. Dolan serves as Chairman Emeritus of AMC Networks concurrently with his service on our Board. The overlapping officers and directors may have actual or apparent conflicts of interest with respect to matters involving or affecting each company. For example, the potential for a conflict of interest when we on the one hand, and MSG Sports and/or AMC Networks and their respective subsidiaries and successors on the other hand, look at certain acquisitions and other corporate opportunities that may be suitable for more than one of the companies. Also, conflicts may arise if there are issues or disputes under the commercial arrangements that exist between MSG Sports or AMC Networks (each referred to as an “Other Entity”) and us. In addition, certain of our directors and officers continue to own stock and/or stock options or other equity awards of an Other Entity. These ownership interests could create actual, apparent or potential conflicts of interest when these individuals are faced with decisions that could have different implications for our Company and an Other Entity. For a discussion of certain procedures we have implemented to help ameliorate such potential conflicts that may arise, see our Definitive Proxy Statement filed with the SEC on October 27, 2020.
Our Overlapping Directors and Officers with MSG Sports and/or AMC Networks May Result in the Diversion of Corporate Opportunities to MSG Sports and/or AMC Networks and Other Conflicts and Provisions in Our Amended and Restated Certificate of Incorporation May Provide Us No Remedy in That Circumstance.
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
Significant properties that are leased in New York City include approximately 304,000 square feet housing Madison Square Garden Entertainment Corp.’s administrative and executive offices with approximately 47,000 square feet of space that is subleased to MSG Sports, approximately 64,000 square feet housing MSG Networks’ administrative and executive offices and approximately 18,000 square feet of studio space, approximately 577,000 square feet comprising Radio City Music Hall (approximately 6,000 seats) and approximately 57,000 square feet comprising the Beacon Theatre (approximately 2,800 seats). We also lease storage space in various other locations. For more information on our venues, see “Item 1. Business — Our Business — Our Performance Venues.”
We also lease property in Las Vegas, Nevada and own property in Stratford, London, where we are currently building and expect to build new venues — known as “MSG Sphere.” See “Item 1. Business — Our Business — Our Performance Venues — MSG Sphere.” In addition, we lease approximately 174,000 square feet in Burbank, California, where MSG Sphere Studios, a creative studio that brings together expertise from across the entertainment industry to develop, record and produce content for the MSG Sphere, has (or is constructing) office space, as well as studio space, and content creation and testing facilities.
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
In addition, Tao Group Hospitality is engaged in the management and operation of restaurants, nightlife and hospitality venues primarily in New York City, Las Vegas, Southern California, and London, of which 28 venues are leased properties (including seven venues in New York City, seven venues in Las Vegas, five venues in London, three venues in Los Angeles, three venues in San Diego, one venue in Santa Monica, one venue in Chicago and one venue in Hawaii). The size of Tao Group Hospitality’s leased venues ranges from approximately 6,500 to 77,000 square feet and totals approximately 419,000 square feet. Tao Group Hospitality also manages 33 venues (including six venues in Las Vegas, five venues in New York, four venues in India, four venues in Singapore, three venues in Mexico, two venues in the United Arab Emirates, one venue in Miami, one venue in Connecticut, one venue in Australia, one venue in China, one venue in Saudi Arabia, one venue in Qatar, one venue in Turkey, one venue in Morocco and one venue in Norway) that are not owned or leased properties.
Item 3. Legal Proceedings
Fourteen complaints were filed in connection with the Merger by purported stockholders of the Company and MSG Networks.
Nine of these complaints involved allegations of materially incomplete and misleading information set forth in the joint proxy statement/prospectus filed by the Company and MSG Networks in connection with the Merger. As a result of supplemental disclosures made by the Company and MSG Networks on July 1, 2021, all of these actions were voluntarily dismissed with prejudice prior to or shortly following the consummation of the Merger.
On May 27, 2021, a complaint captioned Hollywood Firefighters’ Pension Fund et al. v. James Dolan, et al., 2021-0468-KSJM, was filed in the Court of Chancery of the State of Delaware by purported stockholders of the Company against the Company, the Company’s Board of Directors (the “Board”), certain Dolan family stockholders and MSG Networks. The complaint purported to allege derivative claims on behalf of the Company and claims on behalf of a putative class of Company stockholders concerning the Merger. Plaintiffs alleged, among other things, that the Merger is a business combination with an interested stockholder that is not allowed under Section 203 of the Delaware General Corporation Law (the “DGCL”), that the Board members and majority stockholders violated their fiduciary duties in agreeing to the Merger, and that the disclosures relating to the Merger are misleading or incomplete. Plaintiffs sought, among other relief, declaratory and preliminary and permanent injunctive relief enjoining the stockholder vote and consummation of the Merger, and an award of damages in the event the transaction is consummated and plaintiffs’ attorneys’ fees. On June 15, 2021, plaintiffs filed a brief in support of its motion seeking a preliminary injunction enjoining the Company’s stockholder vote and consummation of the Merger, which the defendants opposed. The Court of Chancery denied the plaintiffs’ preliminary injunction motion on July 2, 2021.

On June 9, 2021, a complaint captioned Timothy Leisz v. MSG Networks Inc. et al., 2021-0504-KSJM, was filed in the Court of Chancery of the State of Delaware by a purported stockholder of MSG Networks against MSG Networks, the MSG Networks board, certain Dolan family stockholders and the Company. The complaint purports to allege claims on behalf of a putative class of MSG Networks stockholders concerning the Merger. The MSG Networks plaintiff alleged, among other things, that the Merger is a business combination with an interested stockholder that is not allowed under Section 203 of the DGCL, that the MSG Networks board members and majority stockholders violated their fiduciary duties in agreeing to the Merger, and that the disclosures relating to the merger are misleading or incomplete. Plaintiff sought, among other relief, declaratory and preliminary and permanent injunctive relief enjoining the stockholder vote and consummation of the Merger, and an award of damages in the event the transaction is consummated and plaintiff’s attorneys’ fees. On June 21, 2021, plaintiff filed a brief in support of his motion seeking a preliminary injunction enjoining the MSG Networks stockholder vote and consummation of the Merger, which defendants have opposed. The Court of Chancery denied the plaintiff’s preliminary injunction motion on July 2, 2021.
On July 6, 2021, a complaint captioned Stevens et al. v. Dolan et al., 2021-575, was filed in the Court of Chancery of the State of Delaware by purported stockholders of MSG Networks against the MSG Networks board. The complaint purports to allege claims on behalf of a putative class of MSG Networks stockholders concerning the Merger. The plaintiffs allege, among other things, that the MSG Networks board members and majority stockholders violated their fiduciary duties in agreeing to the Merger and that the disclosures relating to the merger are misleading or incomplete. Plaintiffs sought, among other relief, an order rescinding the merger and rescinding any severance paid to James Dolan in connection with the Merger, an award of damages in the event the transaction is consummated, and plaintiffs’ attorneys’ fees.
On July 6, 2021, a complaint captioned The City of Boca Raton Police and Firefighters’ Retirement System v. MSG Networks Inc., 2021-0578, was filed in the Court of Chancery of the State of Delaware by purported shareholders of MSG Networks against MSG Networks. The complaint purported to seek to enforce plaintiff’s right to inspect certain of MSG Networks’ books and records under Section 220 of the DGCL. The complaint was voluntarily dismissed on August 10, 2021.
On August 11, 2021,a stockholder derivative complaint captioned City of Miramar Retirement Plan and Trust Fund for General Employees et al. v. Dolan et al., 2021-0692 was filed in the Court of Chancery of the State of Delaware by purported stockholders of the Company. The complaint purports to allege derivative claims on behalf of the Company and direct claims on behalf of a putative class of Company stockholders. Plaintiffs allege that the Board and the Company’s majority stockholders violated their fiduciary duties by failing to protect the Company’s interest in connection with the Merger. Plaintiffs seek, among other relief, an award of damages to the purported class and Company including interest, and plaintiffs’ attorneys’ fees.
We are currently unable to determine a range of potential liability, if any, with respect to these Merger-related claims. Accordingly, no accrual for these matters has been made in our consolidated financial statements.
The Company is a defendant in various other lawsuits. Although the outcome of these matters cannot be predicted with certainty, management does not believe that resolution of these lawsuits will have a material adverse effect on the Company.
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
Performance Graph
The following graph compares the relative performance of our Class A Common Stock, the Russell 3000 Index and the Bloomberg Americas Entertainment Index. This graph covers the period from April 20, 2020 through June 30, 2021. The comparison assumes an investment of $100 on April 20, 2020 and reinvestment of dividends. The stock price performance included in this graph is not necessarily indicative of future stock performance. The Russell 3000 Index and the Bloomberg Americas Entertainment Index are included for comparative purposes only. They do not necessarily reflect management’s opinion that such indices are an appropriate measure of the relative performance of the stock involved and they are not intended to forecast or be indicative of possible future performance of our common stock.

Comparison of Cumulative Total Return
$300
$250
$200
$150
$100
$50
$0
4/20/20
6/30/20
6/30/21
Madison Square Garden Entertainment Corp.
Russell 3000 Index
Bloomberg Americas Entertainment Index

	Base Period 4/20/20	6/30/20	6/30/21
Madison Square Garden Entertainment Corp.	$100.00	$114.80	$128.53
Russell 3000 Index	100.00	111.76	161.11
Bloomberg Americas Entertainment Index	100.00	123.07	283.23
This performance graph shall not be deemed “filed” for purposes of Section 18 of the Securities Exchange Act of 1934, as amended (the “Exchange Act”) or incorporated by reference into any of our filings under the Securities Act of 1933, as amended, or the Exchange Act, except as expressly set forth by specific reference in such filing.

As of June 30, 2021, there were 590 holders of record of our Class A Common Stock. There is no public trading market for our Class B common stock, par value $.01 per share (“Class B Common Stock”). As of June 30, 2021, there were 17 holders of record of our Class B Common Stock.
We did not pay any dividend on our common stock during Fiscal Year 2021 and do not have any current plans to pay a cash dividend on our common stock for the foreseeable future.
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
Securities Authorized for Issuance Under Equity Compensation Plans
The information required by this Item is incorporated by reference to the definitive Proxy Statement for our 2021 Annual Meeting of Stockholders, which is expected to be filed with the SEC within 120 days of our fiscal year end.
Item 6. [RESERVED]

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations
This Management’s Discussion and Analysis of Financial Condition and Results of Operations (“MD&A”) contains forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. In this MD&A, there are statements concerning the future operating and future financial performance of Madison Square Garden Entertainment Corp. and its direct and indirect subsidiaries (collectively, “we,” “us,” “our,” “MSG Entertainment,” or the “Company”), including the impact of the COVID-19 pandemic on our future operations, the success of the merger with MSG Networks Inc. (“MSG Networks”) and our ability to realize the benefits of the merger, our anticipated operational cash burn on a go-forward basis, cost-cutting measures the Company may or may not pursue to preserve cash and financial flexibility, the potential for future impairment charges, the timing and costs of new venue construction and our plans to pursue additional debt financing and negotiate amendments to the National Properties Term Loan Facility or Tao Group Hospitality’s credit facility. Words such as “expects,” “anticipates,” “believes,” “estimates,” “may,” “will,” “should,” “could,” “potential,” “continue,” “intends,” “plans,” and similar words and terms used in the discussion of future operating and future financial performance identify forward-looking statements. Investors are cautioned that such forward-looking statements are not guarantees of future performance, results or events and involve risks and uncertainties and that actual results or developments may differ materially from the forward-looking statements as a result of various factors. Factors that may cause such differences to occur include, but are not limited to:
•our ability to effectively manage the impacts of the COVID-19 pandemic and the actions taken in response by governmental authorities and certain professional sports leagues, including ensuring compliance with rules and regulations imposed upon our venues as they are permitted to reopen;
•risks related to the Merger, as defined herein, with MSG Networks, including, but not limited to: failure to realize the expected benefits of the Merger, business disruption following the Merger and the risk of any litigation relating to the Merger;
•the extent to which attendance at our venues following their reopening will be suppressed due to government actions and continuing health concerns by potential attendees;
•the impact on the payments we receive under the Arena License Agreements as a result of government-mandated capacity restrictions, league restrictions and/or social-distancing or vaccination requirements at Knicks and Rangers games;
•the level of our expenses and our operational cash burn rate, including our corporate expenses as a stand-alone publicly traded company;
•our ability to successfully design, construct, finance and operate new entertainment venues in Las Vegas and other markets, and the investments, costs and timing associated with those efforts, including the impact of the temporary suspension of construction and any other construction delays and/or cost overruns;
•the level of our revenues, which depends in part on the popularity of the Christmas Spectacular Starring the Radio City Rockettes (“Christmas Spectacular”), the sports teams whose games are played at The Garden and broadcast on our networks and other entertainment and other events which are presented in our venues or broadcast on our networks;
•the demand for our MSG Networks programming among cable, satellite, telephone and other platforms (“Distributors”) and the subscribers thereto, and our ability to enter into and renew affiliation agreements with Distributors, or to do so on favorable terms, as well as the impact of consolidation among Distributors;
•the ability of our Distributors to maintain, or minimize declines in, subscriber levels;
•the impact of subscribers selecting Distributors’ packages that do not include our networks or Distributors that do not carry our networks at all;
•the security of our MSG Networks program signal and electronic data;
•the on-ice and on-court performance of the professional sports teams whose games we broadcast on our networks and host in our venues;
•the level of our capital expenditures and other investments;
•general economic conditions, especially in the New York City, Las Vegas, Chicago and London metropolitan areas where we have (or plan to have) significant business activities;
•the demand for sponsorship arrangements and advertising and viewer ratings for our networks;

•competition, for example, from other venues and other sports and entertainment and nightlife options and other regional sports and entertainment networks, including the construction of new competing venues;
•the relocation or insolvency of professional sports teams with which we have a media rights agreement;
•our ability to maintain, obtain or produce content, together with the cost of such content;
•our ability to renew or replace our media rights agreements with professional sports teams through MSG Networks;
•changes in laws, guidelines, bulletins, directives, policies and agreements, and regulations under which we operate;
•any economic, social or political actions, such as boycotts, protests, work stoppages or campaigns by labor organizations, including the National Basketball Association (“NBA”), National Hockey League (“NHL”), or other work stoppage due to COVID-19 or otherwise;
•seasonal fluctuations and other variations in our operating results and cash flow from period to period;
•the successful development of new live productions or attractions, enhancements or changes to existing productions and the investments associated with such development, enhancements, or changes, as well as investment in personnel, content and technology for MSG Sphere;
•business, reputational and litigation risk if there is a security incident resulting in loss, disclosure or misappropriation of stored personal information, disruption of our Networks business or disclosure of confidential information or other breaches of our information security;
•activities or other developments (such as pandemics, including the COVID-19 pandemic) that discourage or may discourage congregation at prominent places of public assembly, including our venues;
•the continued popularity and success of Tao Group Hospitality dining and nightlife venues, as well as its existing brands, and the ability to successfully open and operate new entertainment dining and nightlife venues;
•the ability of Boston Calling Events, LLC (“BCE”) to attract attendees and performers to its future festivals;
•the acquisition or disposition of assets or businesses and/or the impact of, and our ability to successfully pursue, acquisitions or other strategic transactions;
•our ability to successfully integrate acquisitions, new venues or new businesses into our operations, including the Merger with MSG Networks and our acquisition of Hakkasan through Tao Group Hospitality;
•the operating and financial performance of our strategic acquisitions and investments, including those we do not control;
•the costs associated with, and the outcome of, litigation and other proceedings to the extent uninsured, including litigation or other claims against companies we invest in or acquire;
•the impact of governmental regulations or laws, changes in how those regulations and laws are interpreted, including with respect to the legalization of sports gaming, as well as the continued benefit of certain tax exemptions and the ability to maintain necessary permits or licenses;
•the impact of any government plans to redesign New York City’s Pennsylvania Station;
•the impact of sports league rules, regulations and/or agreements and changes thereto;
•the substantial amount of debt incurred, and any default, by our subsidiaries under their respective credit facilities;
•financial community and rating agency perceptions of our business, operations, financial condition and the industries in which we operate;
•the ability of our investees and others to repay loans and advances we have extended to them;
•the tax-free treatment of the Entertainment Distribution (as defined below);
•our ability to achieve the intended benefits of the Entertainment Distribution and the Merger with MSG Networks;
•the performance by MSG Sports of its obligations under various agreements with the Company related to the Entertainment Distribution and ongoing commercial arrangements;
•lack of operating history as an operating company and costs associated with being an independent public company; and

•the additional factors described under “Part I — Item 1A. Risk Factors” included in this Annual Report on Form 10-K.
We disclaim any obligation to update or revise the forward-looking statements contained herein, except as otherwise required by applicable federal securities laws.
All dollar amounts included in the following MD&A are presented in thousands, except as otherwise noted.
Introduction
This MD&A is provided as a supplement to, and should be read in conjunction with, the audited consolidated and combined financial statements and footnotes thereto included in Item 8 of this Annual Report on Form 10-K to help provide an understanding of our financial condition, changes in financial condition and results of operations. Unless the context otherwise requires, all references to “we,” “us,” “our,” “MSG Entertainment,” or the “Company” refer collectively to Madison Square Garden Entertainment Corp., a holding company, and its direct and indirect subsidiaries through which substantially all of our operations are conducted. Through the period ended April 17, 2020, the Company operated and reported financial information as one reportable segment. Following the Entertainment Distribution on April 17, 2020, the Company has two segments (the Entertainment business and the Tao Group Hospitality business). See Note 21 to the consolidated and combined financial statements included in Item 8 of this Annual Report on Form 10-K for further discussion of the Company’s segment reporting. Following the Merger with MSG Networks, the Company has a third segment related to that business. Although we have included selected information related to that business herein, because the Merger was completed after the fiscal year end, we will not begin fully reporting on the MSG Networks segment until the first quarter of Fiscal Year 2022.
Our MD&A is organized as follows:
Business Overview. This section provides a general description of our business, as well as other matters that we believe are important in understanding our results of operations and financial condition and in anticipating future trends.
Results of Operations. This section provides an analysis of our results of operations for the years ended June 30, 2021 and 2020 on both a (i) consolidated and combined basis and (ii) segment basis. Our reportable segments during these periods were Entertainment and Tao Group Hospitality.
Liquidity and Capital Resources. This section provides a discussion of our financial condition and liquidity, as well as an analysis of our cash flows for the years ended June 30, 2021 and 2020. The discussion of our financial condition and liquidity includes summaries of our primary sources of liquidity, our contractual obligations and off balance sheet arrangements that existed at June 30, 2021.
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
Business Overview
MSG Entertainment is a leader in live entertainment comprised of iconic venues; marquee entertainment brands; regional sports and entertainment networks; popular dining and nightlife offerings; and a premier music festival. We manage our business through the following operating segments:
Entertainment: This segment includes our portfolio of the following venues: Madison Square Garden (“The Garden”), Hulu Theater at Madison Square Garden, Radio City Music Hall, the Beacon Theatre, and The Chicago Theatre. In addition, the Company has unveiled its vision for state-of-the-art venues, called MSG Sphere, and its currently building its first venue in Las Vegas. Also included in this segment is the original production, the Christmas Spectacular, as well as the Company’s controlling interest in BCE, the entertainment production company that owns and operates the Boston Calling Music Festival. The Entertainment segment also includes our booking business, which features a variety of live entertainment and sports experiences.
Tao Group Hospitality: This segment features the Company’s controlling interest in Tao Group Hospitality, a hospitality group with globally-recognized entertainment dining and nightlife brands including: Tao, Marquee, Lavo, Beauty & Essex, Cathédrale, Hakkasan, and Omnia. Tao Group Hospitality operates 61 entertainment dining and nightlife venues spanning 23 markets across five continents. On April 27, 2021, in connection with Tao Group Hospitality’s venue expansion plans, Tao

Group Sub-Holdings LLC, a subsidiary of Tao Group Hospitality and an indirect subsidiary of the Company, entered into a Transaction Agreement pursuant to which Tao Group Sub-Holdings LLC acquired the business (“Hakkasan”) of Hakkasan USA, Inc. (“Hakkasan Parent”). Pursuant to the Transaction Agreement, Hakkasan Parent contributed its interest in the Hakkasan to Tao Group Sub-Holdings LLC in exchange for approximately 18% of the common equity interests in Tao Group Sub-Holdings LLC. Hakkasan consists of a global collection of 33 hospitality assets including restaurants, bars, lounges, and nightclubs that spans four continents and over 20 major cities.
The Company also owned and operated the Forum in Inglewood, CA until May 2020. See Note 3 to the consolidated and combined financial statements included in Item 8 of this Annual Report on Form 10-K for further discussion related to the disposition of the Forum.
Merger with MSG Networks Inc.
On July 9, 2021, the Company completed its previously announced acquisition of MSG Networks pursuant to that certain Agreement and Plan of Merger, dated as of March 25, 2021 (the “Merger Agreement”), among the Company, Broadway Sub Inc., a Delaware corporation and wholly-owned subsidiary of the Company (“Merger Sub”), and MSG Networks. Merger Sub merged with and into MSG Networks (the “Merger”), with MSG Networks surviving and continuing as the surviving corporation in the Merger as a wholly-owned subsidiary of the Company. On July 9, 2021, at the effective time of the Merger (the “Effective Time”), (i) each share of Class A common stock, par value $0.01 per share, of MSG Networks (“MSGN Class A Common Stock”) issued and outstanding immediately prior to the Effective Time was automatically converted into the right to receive a number of shares of Class A common stock, par value $0.01 per share, of the Company (“Class A Common Stock”) such that each holder of record of shares of MSGN Class A Common Stock has the right to receive, in the aggregate, a number of shares of Class A Common Stock equal to the total number of shares of MSGN Class A Common Stock held of record immediately prior to the Effective Time multiplied by 0.172, with such product rounded up to the next whole share and (ii) each share of Class B common stock, par value $0.01 per share, of MSG Networks (“MSGN Class B Common Stock” and, together with MSGN Class A Common Stock, “MSGN Common Stock”) issued and outstanding immediately prior to the Effective Time was automatically converted into the right to receive a number of shares of Class B common stock, par value $0.01 per share, of the Company (“Class B Common Stock” and, together with Class A Common Stock, “Common Stock”) such that each holder of record of shares of MSGN Class B Common Stock has the right to receive, in the aggregate, a number of shares of Class B Common Stock equal to the total number of shares of MSGN Class B Common Stock held of record immediately prior to the Effective Time multiplied by 0.172, with such product rounded up to the next whole share, in each case except for Excluded Shares (as defined in the Merger Agreement).
Beginning with the fiscal quarter ending September 30, 2021, the Merger will be accounted for as a transaction between entities under common control as the Company and MSG Networks were, prior to the Merger, each controlled by the Dolan Family Group (as defined herein). Upon the closing of the Merger, the net assets of MSG Networks will be combined with those of the Company at their historical carrying amounts and the companies will be presented on a combined basis for all historical periods that the companies were under common control. As this transaction represents a change in reporting entity, the financial statements in future filings will be materially different since they will represent the combined operations of both commonly-controlled entities.
MSG Networks, including MSG Network (“MSGN”) and MSG+, and its companion streaming service, MSG GO, is an industry leader in sports production, and content development and distribution. The networks are widely distributed throughout all of New York State and significant portions of New Jersey and Connecticut, as well as parts of Pennsylvania. In addition, MSG GO is currently available to subscribers of all our major Distributors. MSGN and MSG+ are widely carried by major Distributors in our region, with an average combined reach of approximately 5.5 million viewing subscribers (as of the most recent available monthly information) in our Regional Territory. MSG Networks features a wide range of compelling sports content, including exclusive live local games and other programming of the New York Knicks (the “Knicks”) of the National Basketball Association (“NBA”); the New York Rangers (the “Rangers”), New York Islanders (the “Islanders”), New Jersey Devils (the “Devils”) and Buffalo Sabres (the “Sabres”) of the National Hockey League (“NHL”); as well as significant coverage of the New York Giants (the “Giants”) and Buffalo Bills (the “Bills”) of the National Football League (“NFL”) as well as other programming such as New York Red Bulls soccer; Westchester Knicks basketball; and New York Riptide lacrosse; as well as horse racing, poker, tennis, mixed martial arts, and boxing programs.

Results of Operations from MSG Networks Inc.
The following section provides key highlights of the MSG Networks’ results of operations for Fiscal Year 2021 as compared to Fiscal Year 2020.

	Years Ended June 30,		Change
	2021	2020	Amount	Percentage
Revenues	$647,510	$685,797	$(38,287)	(6)%
Direct operating expenses	262,859	282,837	(19,978)	(7)%
Selling, general and administrative expenses	115,339	100,829	14,510	14%
Depreciation and amortization	7,335	7,163	172	2%
Operating income (loss)	$261,977	$294,968	$(32,991)	(11)%
MSG Networks generates revenues principally from affiliation fees charged to Distributors for the right to carry its networks, as well as from the sale of advertising. For Fiscal Year 2021, MSG Networks reported revenue of $647,510, as compared to $685,797 in Fiscal Year 2020, a decrease of $38,287, or approximately 6%, primarily due to decreases in affiliation fee revenue of $44,031, partially offset by an increase in advertising revenue of $5,096. The decrease in affiliation fee revenue was primarily due to (i) a less than 8% decrease in subscribers (excluding the impact of the previously disclosed non-renewal with a small Connecticut-based distributor as of October 1, 2020), (ii) a net unfavorable affiliate adjustment of approximately $17,500, inclusive of approximately $14,700 for affiliate rebates recorded in Fiscal Year 2021, and, to a lesser extent, (iii) the impact of the aforementioned non-renewal. These decreases were partially offset by the impact of higher affiliation rates. Based on current facts and circumstances, MSG Networks expects to record similar accruals for potential affiliate rebates in each of the next two quarters to what MSG Networks recorded on average per quarter during Fiscal Year 2021.
MSG Networks’ direct operating expenses primarily include the cost of professional team rights acquired under media rights agreements to telecast various sporting events on its networks, and other direct programming and production costs of its networks. For Fiscal Year 2021, MSG Networks’ direct operating expenses were $262,859, as compared to $282,837 in Fiscal Year 2020, a decrease of $19,978 or approximately 7%. The decrease was primarily due to lower rights fees expense of $15,345 and, to a lesser extent, a decrease in other programming and production-related costs of $4,633. The decline in rights fees expense was primarily due to the impact of fewer NHL and NBA games made available for exclusive broadcast by MSG networks during the NHL and NBA’s shortened 2020-21 regular seasons and, to a lesser extent, a reduction in media rights fees related to the 2019-20 NHL season recorded in Fiscal Year 2021. This was partially offset by the impact of the cancellation of games during the 2019-20 NBA and NHL seasons recorded in the Fiscal Year 2020 and, to a lesser extent, the impact of annual contractual stated rate increases under MSG Networks’ media rights agreements relating to NBA and NHL teams. The decrease in other programming and production-related costs was primarily related to fewer NHL and NBA telecasts in Fiscal 2021.

MSG Networks’ selling, general and administrative expenses primarily consist of administrative costs, including employee compensation and related benefits, professional fees, as well as advertising sales commissions and advertising and marketing costs. For Fiscal Year 2021, MSG Networks’ selling general and administrative expenses were $115,339, as compared to $100,829 in Fiscal Year 2020, an increase of $14,510 or approximately 14%. The increase was primarily due to (i) higher employee compensation and related benefits of $7,824 (inclusive of share-based compensation expense), (ii) approximately $4,500 of professional fees related to the Merger recorded in the Fiscal Year 2021, and (iii) higher advertising and marketing expenses of $3,397, partially offset by other decreases.
For Fiscal Year 2021, MSG Networks’ operating income was $261,977, as compared to $294,968 for Fiscal Year 2020, a decrease of $32,991, or 11%. The decrease was primarily due to the decrease in revenues and higher selling, general and administrative expenses (inclusive of share-based compensation expense), partially offset by the decrease in direct operating expenses, as discussed above.
The key financial measure used by MSG Networks to evaluate its performance is adjusted operating income, which is consistent with the measure used by the Company with the exception of the treatment in the amortization for capitalized cloud computing arrangement costs. See “— Results of Operations — Consolidated and Combined Results of Operations — Adjusted operating income” for further details.

The following is a reconciliation of MSG Networks operating income to adjusted operating income:

	Years Ended June 30,		Change
	2021	2020	Amount	Percentage
Operating income	$261,977	$294,968	$(32,991)	(11)%
Share-based compensation	17,667	19,235
Depreciation and amortization	7,335	7,163
Adjusted operating income	$286,979	$321,366	$(34,387)	(11)%
MSG Networks’ adjusted operating income was $286,979 for Fiscal Year 2021, as compared to $321,366 in Fiscal Year 2020, a decrease of $34,387, or 11%, primarily due to the decrease in revenues and increase in selling, general and administrative expenses (excluding share-based compensation expense), partially offset by the decrease in direct operating expenses.
Impact of the COVID-19 Pandemic on Our Business
For the majority of Fiscal Year 2021, substantially all of the Entertainment business operations were suspended and Tao Group Hospitality was operating at significantly reduced capacity and demand. While operations have started to resume, it is not clear when we will fully return to normal operations.
As a result of government-mandated assembly limitations and closures, all of our performance venues were closed beginning in mid-March 2020. Use of The Garden resumed for Knicks and Rangers home games without fans in December 2020 and January 2021, respectively, and, beginning on February 23, 2021, The Garden was permitted to host fans at games at 10% seating capacity with certain safety protocols, such as proof of full vaccination or a negative COVID-19 test and social distancing. Starting April 1, 2021, our other New York performance venues, Hulu Theater at Madison Square Garden, Radio City Music Hall and the Beacon Theatre, were also permitted to reopen at 10% capacity with certain safety protocols. Although live events were permitted at our venues, government-mandated capacity restrictions and other safety requirements made it economically unfeasible to do so for most events at that time. Effective May 19, 2021, all of our New York venues were permitted to host guests at full capacity, subject to certain restrictions, and effective June 2021, The Chicago Theatre was permitted to host events without restrictions. As a result, The Garden hosted three Knicks playoff games with approximately 15,000-16,000 fans in attendance per game during Fiscal Year 2021, and we welcomed the Foo Fighters on June 20, 2021 for the first live event at The Garden with 100% capacity since our venues were shut down in March 2020. In addition, on June 19, 2021, Radio City Music Hall opened its doors for the first time in over a year to host the Tribeca Festival’s closing night film, Untitled: Dave Chappelle Documentary, with 100% capacity. The Beacon Theatre hosted its first ticketed event, at 100% capacity, on June 22, 2021 with the first of two shows from Trey Anastasio, and Hulu Theater at Madison Square Garden hosted its first ticketed event, at 100% capacity, with a boxing/hip-hop event on August 3, 2021. For all events hosted at our New York venues with 100% capacity prior to August 17, 2021, guests were required to provide proof of full vaccination or a negative COVID-19 test, depending on the requirements of that venue and/or preference of the performer. Effective August 17, 2021, all workers and customers in New York City indoor dining, indoor fitness and indoor entertainment facilities are required to show proof of at least one vaccination shot. In addition, effective August 20, 2021, face coverings are required for all individuals in indoor public spaces in Chicago, including our venues. For Fiscal Year 2021, the majority of ticketed events at our venues were postponed or canceled and, while live events are permitted to be held at all of our performance venues as of the date of this filing and we are continuing to host and book new events, due to the lead-time required to book touring acts and artists, which is the majority of our business, we expect that our bookings will continue to be impacted through the 2021 calendar year. We continue to actively pursue one-time or multi-night performances at our venues as the touring market ramps up.
The impact to our operations also included the cancellation of the 2020 production of the Christmas Spectacular and both the 2020 and 2021 Boston Calling Music Festivals. While the 2021 production of the Christmas Spectacular is currently on-sale, the current production is scheduled for 163 shows, as compared with 199 shows for the 2019 production, which was the last production presented prior to the impact of the COVID-19 pandemic.
The Company has long-term arena license agreements (the “Arena License Agreements”) with MSG Sports that require the Knicks and Rangers to play their home games at The Garden.
As discussed above, capacity restrictions, use limitations and social distancing requirements were in place for the entirety of the Knicks and Rangers 2020-21 regular seasons, which materially impacted the payments we received under the Arena License Agreements for Fiscal Year 2021. On July 1, 2021, the Knicks and Rangers began paying the full amounts provided for under their respective Arena License Agreements. The NBA and NHL have each announced that they intend to return to traditional October to April regular season schedule, with full 82-game regular seasons, for the 2021-22 season.

Disruptions caused by the COVID-19 pandemic had a significant and negative impact on Tao Group Hospitality’s operations and financial performance for Fiscal Year 2021. Due to government actions taken in response to the COVID-19 pandemic, virtually all of Tao Group Hospitality’s venues were closed for approximately three months starting in mid-March 2020, and Avenue and Vandal in New York were permanently closed in April 2020 and June 2020, respectively. In addition, Avenue in Los Angeles was permanently closed in May 2021. Throughout Fiscal Year 2021, Tao Group Hospitality conducted limited operations at certain venues, subject to significant regulatory requirements, including capacity limits, curfews and social distancing requirements for outdoor and indoor dining. Tao Group Hospitality’s operations fluctuated throughout Fiscal Year 2021 as certain markets lifted restrictions, imposed restrictions, and changed operational requirements over time.
As of June 30, 2021, 51 of Tao Group Hospitality’s venues were open for outdoor dining, limited or full capacity indoor dining (depending on the market), and delivery/takeout (23 legacy Tao Group Hospitality venues and 28 Hakkasan venues acquired in connection with the April 27, 2021 transaction), inclusive of Tao Asian Bistro & Lounge at Mohegan Sun, a new venue that first opened its doors in March 2021, while 10 venues remained closed (five legacy Tao Group Hospitality venues and five Hakkasan venues). Of the 51 Tao Group Hospitality venues currently operating, 29 are U.S.-based and operating without capacity restrictions (21 Tao Group Hospitality legacy venues and eight Hakkasan venues) and 22 are international (two Tao Group Hospitality legacy venues and 20 Hakkasan venues) and operating under various governmental safety protocols such as curfews, capacity limitations and social distancing. Effective August 17, 2021, workers and customers in New York City indoor dining facilities are required to show proof of at least one vaccination shot. In addition, certain U.S. jurisdictions have reinstated safety protocols, such as the mask mandates in Nevada and Chicago, but not otherwise limiting capacity.
MSG Networks depends on the appeal of its live programming to viewing subscribers of its networks and to its advertisers. As a result of the COVID-19 pandemic and league and government actions relating thereto, MSG Networks aired substantially fewer NBA and NHL telecasts during Fiscal Year 2021, as compared with Fiscal Year 2019 (the last full fiscal year not impacted by COVID-19), and consequently experienced a decrease in revenues, including a material decrease in advertising revenue. The absence of live sports games also resulted in a decrease in certain MSG Networks expenses, including rights fees, variable production expenses, and advertising sales commissions.
During Fiscal Year 2021, the COVID-19 pandemic materially impacted our revenues, most significantly because, for the majority of the year, we were not generating revenue from (i) ticketed events at The Garden, Hulu Theater at Madison Square Garden, Radio City Music Hall, the Beacon Theatre and The Chicago Theatre, (ii) suite licenses, (iii) the 2020 production of the Christmas Spectacular and (iv) the 2021 Boston Calling Music Festival. In addition, we generated substantially reduced revenue in connection with (i) sponsorship and advertising, (ii) payments under the Arena License Agreements, (iii) food and beverage concessions and catering services at Knicks and Rangers games and (iv) non-ticketed events such as the Big East Tournament in March 2021.
As a result of the material impact COVID-19 had on our revenues during Fiscal Year 2021, we took several actions to improve our financial flexibility, reduce operating costs and preserve liquidity, including (i) revising our construction schedule for MSG Sphere, with an anticipated opening date of calendar year 2023, (ii) making significant cuts in both venue and corporate headcounts, and (iii) having our wholly-owned subsidiary, MSG National Properties, LLC (“MSG National Properties”) enter into a five-year $650,000 senior secured term loan facility (“National Properties Term Loan Facility”). See Note 14 to the audited consolidated and combined financial statements included in Item 8 of this Annual Report on Form 10-K for further details on the National Properties Term Loan Facility.
In August 2020, Tao Group Hospitality entered into an amendment to the Tao Senior Credit Agreement, which suspended certain financial covenants through December 31, 2021 and increased the minimum liquidity requirement. In addition, in connection with the amendment, our wholly owned subsidiary MSG Entertainment Group, LLC (“MSG Entertainment Group”) entered into a guarantee agreement, which also included a minimum liquidity requirement for MSG Entertainment Group. See Note 14 to the consolidated and combined financial statements included in Item 8 of this Annual Report on Form 10-K for more information regarding the amendment to the Tao Senior Credit Agreement. Tao Group Hospitality will likely need to seek covenant waivers in the future. Tao Group Hospitality's failure to obtain debt covenant waivers could trigger a violation of these covenants and lead to default, acceleration of all of its outstanding debt and a demand for payment under the guarantee of MSG Entertainment Group, which would negatively impact the liquidity of Tao Group Hospitality and the Company.
The Company is building its first MSG Sphere in Las Vegas. This is a complex construction project with cutting-edge technology, which relies on subcontractors obtaining components from a variety of sources around the world. In April 2020, the Company announced that it was suspending construction of MSG Sphere due to COVID-19 related factors that were outside of its control, including supply chain issues. As the ongoing effects of the pandemic continued to impact its business operations, in August 2020, the Company disclosed that it had resumed full construction with a lengthened timetable to better preserve cash through the COVID-19 pandemic. The Company remains committed to bringing MSG Sphere to Las Vegas and expects to open the venue in calendar year 2023.

A subsidiary of the Company is party to the Arena License Agreements with subsidiaries of MSG Sports that require the Knicks and the Rangers to play their home games at The Garden. Under the Arena License Agreements, the Knicks and the Rangers pay an annual license fee in connection with their respective use of The Garden. For each, the license fee for the initial contract year ending June 30, 2020 was to be prorated based on the number of games scheduled to be played at The Garden between the Entertainment Distribution Date and the end of that contract year. The license fee for the first full contract year ending June 30, 2021 was approximately $22,500 for the Knicks and approximately $16,700 for the Rangers, and then for each subsequent year, the license fees will be 103% of the license fees for the immediately preceding contract year. The teams are not required to pay the license fee during a period in which The Garden is unavailable for home games due to a force majeure event (including when events at The Garden were suspended by government mandate as a result of the COVID-19 pandemic). As a result, we did not receive any license fee payments under the Arena License Agreements from the period following the Entertainment Distribution through November 2020. If, due to a force majeure event, capacity at The Garden is limited to 1,000 or fewer attendees, the teams may schedule and play home games at The Garden with amounts payable to the Company under the Arena License Agreements reduced by 80%. If, due to a force majeure event, capacity at The Garden is limited to less than full capacity but over 1,000 attendees, rent payments due under the Arena License Agreements are payable by the Knicks and the Rangers and payments may be reduced in accordance with terms of the Arena License Agreements or as otherwise agreed by the parties. As discussed above, capacity restrictions, use limitations and social distancing requirements were in place for the entirety of the Knicks and Rangers 2020-21 regular seasons, which materially impacted the payments we received under the Arena License Agreements for Fiscal Year 2021. The Company recorded $21,345 of revenues under Arena License Agreements for Fiscal Year 2021. On July 1, 2021, the Knicks and Rangers began paying the full license fee payments provided for under their respective Arena License Agreements.
For more information about the risks to the Company as a result of the COVID-19 pandemic and its impact on our operating results, see “Part I — Item 1A. Risk Factors — General Risk Factors — Our Operations and Operating Results Have Been, and Continue to be, Materially Impacted by the COVID-19 Pandemic and Actions Taken in Response by Governmental Authorities and Certain Professional Sports Leagues.”
Additionally, as a result of operating disruptions due to the COVID-19 pandemic, the Company’s projected cash flows were directly impacted. These disruptions along with the deteriorating macroeconomic conditions and industry and market considerations, were considered a “triggering event” for the Tao Group Hospitality reporting unit, which required the Company to assess the carrying value of Tao Group Hospitality’s intangible assets, long-lived assets and goodwill for impairment. Based on this evaluation, the Company recorded a total impairment charge of $105,817 in Fiscal Year 2020. See “— Results of Operations — Comparison of the Year Ended June 30, 2021 versus the Year Ended June 30, 2020 — Consolidated and Combined Results of Operations — Business Segment Results — Tao Group Hospitality — Impairment for intangibles, long-lived assets, and goodwill” for further details on the impairment charges recorded for Fiscal Year 2020.
There has been no indicator of impairment identified by the Company for the Entertainment reporting unit due to the COVID-19 pandemic. However, the duration and impact of the COVID-19 pandemic may result in future impairment charges that management will evaluate as facts and circumstances evolve over time.
Description of Our Segments
Entertainment
Our Entertainment segment, which represented approximately 45% of our consolidated revenues for Fiscal Year 2021, is one of the country’s leaders in live entertainment. Entertainment produces, presents and hosts live entertainment events, including (i) concerts, (ii) other live events such as family shows, performing arts events and special events and (iii) sports events, in our diverse collection of venues. Those venues include The Garden, Hulu Theater at Madison Square Garden, Radio City Music Hall, the Beacon Theatre, and The Chicago Theatre. The scope of our collection of venues enables us to showcase acts that cover a wide spectrum of genres and popular appeal.
Although we primarily license our venues to third-party promoters for a fee, we also promote or co-promote shows. If we serve as promoters or co-promoters of a show, we have economic risk relating to the event.
Our Entertainment segment also creates, produces and/or presents live productions that are performed in the Company’s venues. This includes the Christmas Spectacular, which is the top grossing live holiday family show in North America, featuring the Rockettes. The Christmas Spectacular has been performed at Radio City Music Hall for 87 years.
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
The Garden has 21 Event Level suites, 58 Lexus Madison Level suites, 18 Signature Level suites, the Madison Club, Suite Sixteen and The Loft. Suite licenses at The Garden are generally sold to corporate customers with the majority being multi-year licenses. The Company licenses Suite Sixteen to Tao Group Hospitality in exchange for license fee payments.
Under standard suite licenses, the licensees pay an annual license fee, which varies depending on the location of the suite. The license fee includes, for each seat in the suite, tickets for events at The Garden for which tickets are sold to the general public, subject to certain exceptions. In addition, suite holders separately pay for food and beverage service in their suites at The Garden. Revenues from the sale of suite licenses are shared between the Company and MSG Sports. Revenues for the Company’s suite license arrangements are recorded on a gross basis, as the Company is the principal in such transactions and controls the related goods or services until transfer to the customer. MSG Sports’ share of the Company’s suite license revenue is recognized in the consolidated and combined statements of operations as a component of direct operating expenses. The revenue sharing expense recognized by the Company for MSG Sports’ share of suite license revenue at The Garden is based on a 67.5% allocation to MSG Sports pursuant to the Arena License Agreements.
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
In connection with the Entertainment Distribution, the Company entered into Arena License Agreements with MSG Sports that, among other things, require the Knicks and the Rangers to play their home games at The Garden in exchange for fixed monthly license fees over the term of the agreement.  The Company accounts for these license fees as operating lease revenue given that the Company provides MSG Sports with the right to direct the use of and obtain substantially all of the economic benefit from The Garden during Knicks and Rangers home games. Operating lease revenue is recognized on a straight-line basis over the term of the Arena License Agreements. In the case of the Arena License Agreements, the terms relate to non-consecutive periods of use when MSG Sports uses the Arena generally for their preseason and regular season home games, and operating lease revenue will therefore be recognized ratably as events occur.
The Arena License Agreements allow for certain reductions in the license fees during periods when The Garden is not available for use due to a force majeure event. As a result of the government-mandated suspension of events at The Garden due to the impact of the COVID-19 pandemic, at the beginning of Fiscal Year 2021, The Garden was not available for use. Starting December 2020, The Garden reopened for games of the Knicks and the Rangers but initially fans were not permitted to attend due to governmental restrictions. The restrictions were partially lifted during February 2021 with limited fans permitted to attend (10% capacity).
Facility and Ticketing Fees
For all public and ticketed events held in our venues aside from MSG Sports home games, we also earn additional revenues on substantially all tickets sold, whether we promote/co-promote the event or license the venue to a third party. These revenues are earned in the form of certain fees and assessments, including the facility fees we charge, and vary by venue.
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
Revenue generated from in-venue food and beverage sales at MSG Sports’ events is recognized by the Company on a gross basis, with a corresponding revenue sharing expense for MSG Sports’ share of such sales recorded within direct operating expense. The Arena License Agreements require the Company to pay 50% of the net proceeds generated from in-venue food and beverage sales to MSG Sports.
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
As a result of the Arena License Agreements entered in connection with the Entertainment Distribution, the Company receives 30% of revenues, net of taxes and credit card fees, recorded on a net basis (agent), from the sale of MSG Sports teams merchandise sold at The Garden.
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
Prior to the Entertainment Distribution, revenue was generally recorded on a gross basis as the Company is the principal in such arrangements and controls the related goods or services until transfer to the customer for sponsorship agreements entered into by the Company or that have performance obligations satisfied solely by the Company. MSG Sports’ share of the Company’s sponsorship and signage revenue is recognized in the combined statements of operations as a component of direct operating expenses. The revenue sharing expense has been specifically identified where possible, with the remainder allocated proportionally based upon revenue.
In connection with the Entertainment Distribution, under the Arena License Agreements, the Company shares certain sponsorship and signage revenues with MSG Sports. Under these agreements MSG Sports has the rights to sponsorship and signage revenue that is specific to Knicks and Rangers events. In addition, in connection with the Entertainment Distribution, the Company and MSG Sports entered into sponsorship sales representation agreements, under which the Company has the right and obligation to sell and service sponsorships for the sports teams of MSG Sports, in exchange for a commission.

Advertising Sales (“Ad Sales”) Commission
In addition to the advertising sponsorship sales representation agreements with MSG Sports discussed above, the Company and MSG Networks are parties to an advertising sales representation agreement. Pursuant to the agreement, the Company has the exclusive right and obligation to sell advertising availabilities of MSG Networks. The Company is entitled to and earns commission revenue on such sales. The expense associated with advertising personnel is recognized in selling, general and administrative expenses. For Fiscal Year 2021 and Fiscal Year 2020, the Company recognized approximately $13,700 and $12,600 of revenues, respectively, under the advertising sales representation agreement with MSG Networks. In connection with the Merger with MSG Networks, these revenues will be eliminated retrospectively on a consolidated basis beginning Fiscal Year 2022.
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
Performer Payments
Our proprietary productions are performed by talented actors, dancers, singers, musicians and entertainers. In order to attract and retain this talent, we are required to pay our performers an amount that is commensurate with both their abilities and the demand for their services from other entertainment companies. Our productions typically feature ensemble casts (such as the Rockettes), where most of our performers are paid based on a standard “scale,” pursuant to collective bargaining agreements we negotiate with the performers’ unions. Certain performers, however, have individually negotiated contracts.
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
Day-of-Event Costs
For days in which our Entertainment segment stages its productions, promotes an event or provides one of our venues to a third-party promoter under a license fee arrangement, the event is charged the variable costs associated with such event, including box office staff, stagehands, ticket takers, ushers, security, and other similar expenses. In situations where we provide our venues to a third-party promoter under a license fee arrangement, day-of-event costs are typically included in the license fees charged to the promoter. In connection with the Entertainment Distribution, the Company and MSG Sports entered into the Arena License Agreements related to the use of The Garden by MSG Sports, under which the Company is reimbursed for day-of-event costs (as defined under the Arena License Agreements). The Company records such reimbursements as reductions to direct operating expenses.
Venue Usage
The Company’s consolidated and combined financial statements include expenses associated with the ownership, maintenance and operation of The Garden, which the Company and MSG Sports use in their respective operations. Historically, the Company did not charge rent expense to MSG Sports for use of The Garden. However, for purposes of the Company’s combined financial statements, a portion of the historical depreciation expense as well as other non-event related venue operations costs have been allocated to MSG Sports, in order to properly burden all business units comprising MSG Sports’ historical operations related to use of The Garden. This allocation was based on event count and revenue, which the Company’s management believes is a reasonable allocation methodology. This allocation is reported as a reduction of direct operating expense in the combined statements of operations.
In connection with the Entertainment Distribution, the Company and MSG Sports entered into Arena License Agreements related to the use of The Garden by MSG Sports as discussed under Venue License Fees.

Revenue Sharing Expenses
As discussed above, MSG Sports’ share of the Company’s suites licenses, venue signage and certain sponsorship and concessions revenue is reflected within direct operating expense as revenue sharing expenses. For periods prior to the Entertainment Distribution, such amounts were either specifically identified where possible or allocated proportionally within the combined financial statements.
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
Tao Group Hospitality
Our Tao Group Hospitality segment, which represented approximately 55% of our consolidated revenues for Fiscal Year 2021, consists of our controlling interest in Tao Group Hospitality (including Hakkasan since the acquisition in April 2021), which strengthened the Company’s portfolio of live offerings with a complementary hospitality group with widely-recognized brands that include: Tao, Marquee, Lavo, Beauty & Essex, Cathédrale, Hakkasan and Omnia.
Revenue Sources - Tao Group Hospitality
Revenues earned from dining, nightlife and hospitality offerings through Tao Group Hospitality are recognized when food, beverages and/or services are provided to the customer as that is the point at which the related performance obligation is satisfied. In addition, management fee revenues which are earned in accordance with specific venue management agreements are recorded over the period in which the management services are performed as that reflects the measure of progress toward satisfaction of the Company’s venue management performance obligations.
Expenses - Tao Group Hospitality
Entertainment Dining and Nightlife Offerings Costs
The Tao Group Hospitality restaurants and nightlife and hospitality venues incur costs for providing food and beverage as well as banquet hosting services to customers. Dining and nightlife offering costs primarily include the following:
•labor costs, consisting of restaurant management salaries, hourly staff payroll and other payroll-related items, including taxes and fringe benefits;
•food and beverage costs;
•operating costs, consisting of entertainment and performers, maintenance, utilities, bank and credit card charges, and any other restaurant-level expenses; and
•occupancy costs, consisting of both fixed and variable portions of rent, common area maintenance charges, insurance premiums and taxes.
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
Factors Affecting Operating Results
In addition to the discussion under the section “Impact of the COVID-19 Pandemic on Our Business” above, the operating results of our segments are largely dependent on our ability to: attract concerts and other events to our venues, as well as customers to our entertainment and nightlife offerings; revenues under various agreements entered with MSG Sports in connection with the Entertainment Distribution; the continuing popularity of the Christmas Spectacular at Radio City Music Hall; the affiliation agreements MSG Networks negotiates with Distributors; the number of subscribers of certain Distributors; and the advertising rates we charge advertisers. Certain of these factors in turn depend on the popularity and/or performance of the professional sports teams whose games we broadcast on our networks and host in our venues.
Our Company’s future performance is dependent in part on general economic conditions and the effect of these conditions on our customers. Weak economic conditions may lead to lower demand for our entertainment and nightlife offerings and programming content, suite licenses and tickets to our live productions, concerts, family shows and other events, which would also negatively affect concession and merchandise sales, lower levels of sponsorship and venue signage and decrease advertising revenues. These conditions may also affect the number of concerts, family shows and other events that take place in the future. An economic downturn could adversely affect our business and results of operations.
The Company continues to explore additional opportunities to expand our presence in the entertainment industry. Any new investment may not initially contribute to operating income, but is intended to become operationally profitable over time. Our results will also be affected by investments in, and the success of, new productions.
Disruptions caused by the COVID-19 pandemic had a significant and negative impact on Tao Group Hospitality’s operations and financial performance for Fiscal Year 2021. See “— Introduction — Business Overview — Impact of the COVID-19 Pandemic on Our Business” for more information.
Factors Affecting Comparability
On April 27, 2021, Tao Group Hospitality acquired a controlling interest in Hakkasan, a global business in the hospitality industry that includes a collection of restaurants, bars, lounges, and nightclubs resulting in approximately two months of Fiscal Year 2021 operations that were absent in the prior year.
On July 9, 2021, the Merger with MSG Networks was completed. Beginning with the fiscal quarter ending September 30, 2021, the Merger will be accounted for as a transaction between entities under common control as the Company and MSG Networks were, prior to the Merger, each controlled by the Dolan Family Group (as defined herein). Upon the closing of the Merger, the net assets of MSG Networks will be combined with those of the Company at their historical carrying amounts and the companies will be presented on a combined basis for all historical periods that the companies were under common control. As this transaction represents a change in reporting entity, the financial statements in future filings will be materially different since they will represent the combined operations of both commonly-controlled entities. See “— Item 8 Financial Statements and Supplementary Data — Consolidated and Combined Financial Statements — Notes to Consolidated and Combined Financial Statements — Note 1. Description of Business and Basis of Presentation” for more information regarding the Merger.
Due to these factors and the impact of COVID-19 Pandemic discussed above, Fiscal Year 2021 results are not comparable to the prior year and are not indicative of future results.
Purchase Accounting Adjustments
In connection with the acquisitions completed in fiscal years 2018 and 2017, as well as the Hakkasan acquisition through Tao Group Hospitality in Fiscal Year 2021, the Company recorded certain fair value adjustments related to acquired assets and liabilities in accordance with ASC Topic 805, Business Combinations. For the Company’s acquisitions, the Company recognized fair value adjustments primarily for (i) recognition of intangible assets such as trade names, venue management contracts, favorable leases, and festival rights, (ii) step-up of property and equipment, (iii) step-up of inventory, (iv) unfavorable lease obligation, (v) goodwill, and (vi) internally-developed software. The aforementioned fair value adjustments, except for goodwill, will be expensed as incremental non-cash expenses in the Company’s consolidated and combined statements of operations based on their estimated useful lives (“Purchase Accounting Adjustments”). With the exception of impairment of goodwill, the Company does not allocate any Purchase Accounting Adjustments to the reporting segments and reports any Purchase Accounting Adjustments as reconciliation items in reporting segment operating results. See “— Item 8 Financial Statements and Supplementary Data — Consolidated and Combined Financial Statements — Notes to Consolidated and Combined Financial Statements — Note 21. Segment Information” for more information on the presentation of Purchase Accounting Adjustments.
Investments in Nonconsolidated Affiliates
In July 2018, the Company acquired a 30% interest in SACO, a global provider of high-performance LED video lighting and media solutions for a total consideration of approximately $47,244. The Company is utilizing SACO as a preferred display technology provider for MSG Sphere and is benefiting from agreed upon commercial terms.

In addition, the Company also has other investments in various entertainment, hospitality companies and related technology companies, accounted for under the equity method. See Note 8 to the consolidated and combined financial statements included in Item 8 of this Annual Report on Form 10-K for more information on our investments in nonconsolidated affiliates.

Results of Operations
Comparison of the Year Ended June 30, 2021 versus the Year Ended June 30, 2020
Consolidated and Combined Results of Operations
The table below sets forth, for the periods presented, certain historical financial information.

	Years Ended June 30,		Change (a)
	2021	2020	Amount	Percentage
Revenues	$180,401	$762,936	$(582,535)	(76)%

Direct operating expenses	171,924	508,122	(336,198)	(66)%
Selling, general and administrative expenses (“SG&A”)	322,714	344,637	(21,923)	(6)%
Depreciation and amortization	114,664	104,899	9,765	9%
Impairment for intangibles, long-lived assets, and goodwill	—	105,817	(105,817)	(100)%
Gain on disposal of assets held for sale and associated settlements (b)	—	(240,783)	240,783	100%
Restructuring charges (b)	21,299	—	21,299	NM
Operating loss	(450,200)	(59,756)	(390,444)	NM
Other income (expense):
Loss in equity method investments	(6,858)	(4,433)	(2,425)	(55)%
Interest income (expense), net	(33,825)	15,693	(49,518)	NM
Miscellaneous income, net	51,062	38,855	12,207	31%
Loss from operations before income taxes	(439,821)	(9,641)	(430,180)	NM
Income tax benefit (expense)	9,371	(5,046)	14,417	NM
Net loss	(430,450)	(14,687)	(415,763)	NM
Less: Net loss attributable to redeemable noncontrolling interests	(16,269)	(30,387)	14,118	46%
Less: Net loss attributable to nonredeemable noncontrolling interests	(2,099)	(1,534)	(565)	(37)%
Net income (loss) attributable to Madison Square Garden Entertainment Corp.’s stockholders	$(412,082)	$17,234	$(429,316)	NM

NM — Percentage is not meaningful

(a)The consolidated statements of operations for Fiscal Year 2021 and the activities from April 18, 2020 to June 30, 2020 included on the statement of operations for Fiscal Year 2020 are presented on a consolidated basis, as the Company became a standalone public company on April 17, 2020. The financial information for the period of July 1, 2019 to April 17, 2020 that is included in the Company’s combined statements of operations for Fiscal Year 2020 was prepared on a standalone basis derived from the consolidated financial statements and accounting records of the Company’s former parent, MSG Sports, and is presented on the basis of carve-out financial statements as the Company was not a standalone public company prior to the Entertainment Distribution. In addition, the Company’s operating results were materially impacted during Fiscal Year 2021 and part of Fiscal Year 2020 by the COVID-19 pandemic and government actions taken in response. See “— Introduction — Business Overview — Impact of the COVID-19 Pandemic on Our Business” for more information.
(b)See “Business Segment Results - Entertainment” for a more detailed discussion of the company’s gain on disposal of assets held for sale and associated settlements and impairment for intangibles, long-lived assets, and goodwill in Fiscal Year 2020.

The following is a summary of changes in segments’ operating results for Fiscal Year 2021 as compared to Fiscal Year 2020.

Changes attributable to	Revenues	Direct operating expenses (b)	SG&A (c)	Depreciation and amortization	Impairment for intangibles, long-lived assets, and goodwill	Gain on disposal of assets held for sale and associated settlements	Restructuring charges	Operating loss
Entertainment segment(a)	$(502,927)	$(285,554)	$(13,338)	$(4,147)	$—	$240,783	$21,299	$(461,970)
Tao Group Hospitality segment (a)	(80,035)	(50,047)	(9,015)	799	(94,946)	—	—	73,174
Purchase accounting adjustments	—	(1,027)	(6)	13,113	(10,871)	—	—	(1,209)
Inter-segment eliminations	427	430	436	—	—	—	—	(439)
	$(582,535)	$(336,198)	$(21,923)	$9,765	$(105,817)	$240,783	$21,299	$(390,444)

(a)See “Business Segment Results” for a more detailed discussion of the operating results of our segments.
(b)Direct operating expenses primarily include:
◦event costs related to the presentation, production and marketing of our events;
◦revenue sharing expenses associated with the venue-related signage, sponsorship and suite license fee revenues that are attributable to MSG Sports;
◦venue lease, maintenance and other operating expenses, net of recovery charges for venue usage from MSG Sports for hosting the home games of the Knicks and Rangers at The Garden;
◦the cost of concessions, merchandise and food and beverage sold at our venues; and
◦restaurant operating expenses, inclusive of labor costs.
(c)SG&A primarily consist of administrative costs, including compensation, professional fees, sales and marketing costs, including non-event related advertising expenses, and business development costs, as well as costs associated with the development of MSG Sphere, including technology and content development costs.
Depreciation and amortization
Depreciation and amortization for Fiscal Year 2021 increased $9,765, or 9%, to $114,664 as compared to Fiscal Year 2020 primarily due to (i) $14,280 of accelerated amortization expense recorded during the third quarter of Fiscal Year 2021 for certain Tao Group Hospitality venue management contracts that were converted to operating leases, and (ii) higher depreciation expense of $3,820 for equipment used in the development of the MSG Sphere. The increase was partially offset by the full depreciation and amortization of certain assets in The Garden of $3,013 and lower depreciation and amortization of $5,827 associated with the Forum as the recording of depreciation ceased on March 24, 2020 when the venue was classified as assets held for sale.

Impairment for intangibles, long-lived assets, and goodwill
At the onset of the COVID-19 pandemic in Fiscal Year 2020, the disruptions caused by the pandemic directly impacted the Company’s projected cash flows resulting in operating disruptions. These disruptions along with the deteriorating macroeconomic conditions and industry/market considerations, were considered a “triggering event” for the Company’s Tao Group Hospitality reporting unit, which required the Company to assess the carrying value of its goodwill for that reporting unit for impairment. In connection with the goodwill impairment test, the Company also evaluated the intangibles and long-lived assets for the Tao Group Hospitality reporting unit for impairment. Based on this evaluation, the Company recorded a non-cash impairment charge of $105,817 for Fiscal Year 2020, which consisted of the following:

	Tao Group Hospitality Segment	Purchase accounting adjustments	Total
Intangibles	$—	$3,541	$3,541
Long-lived assets	6,363	7,330	13,693
Goodwill	88,583	—	88,583
	$94,946	$10,871	$105,817
Loss in equity method investments
Loss in equity method investments for Fiscal Year 2021 increased $2,425, or 55%, to $6,858 as compared to a loss of $4,433 in Fiscal Year 2020. The year-over-year increase is primarily due to higher loss in an investment held by Tao Group Hospitality, primarily as a result of an impairment charge recorded by the investee. In addition, the loss in equity method investments in the current year reflected higher inter-entity profit eliminations recorded in connection with the capital expenditure purchases for MSG Sphere.
Interest income (expense), net
Interest expense, net for Fiscal Year 2021 was $33,825 as compared to net interest income of $15,693 in Fiscal Year 2020, a decrease of net interest income of $49,518. The decrease in net interest income in the current year was primarily due to (i) higher interest expense in the current year associated with the National Properties Term Loan Facility of $33,481, (ii) lower interest income of $16,720 as the Company shifted its investments into U.S. Treasury Bills, money market funds, and time deposits, which yield a lower interest rate, and, to a lesser extent, the absence of interest income earned on a loan extended to The Azoff Company as compared to prior year since the loan was repaid during the second quarter of Fiscal Year 2020.
Miscellaneous income, net
Miscellaneous income, net for Fiscal Year 2021 increased $12,207, or 31%, to $51,062 as compared to $38,855 in Fiscal Year 2020. The increase was primarily due to the net realized and unrealized gains recognized on the Company’s investment in DraftKings Inc. (“DraftKings”) and Townsquare Media, Inc. (“Townsquare”) of 13,550. See Note 8 to the consolidated and combined financial statements included in Item 8 of this Annual Report on Form 10-K for further discussion.
Income taxes
Income tax benefit for Fiscal Year 2021 of $9,371 differs from income tax benefit derived from applying the statutory federal rate of 21% to the pretax loss primarily due to (i) increase in valuation allowance of $121,216, (ii) tax expense of $5,311 related to nondeductible officers’ compensation, and (iii) tax expense of $3,857 relating to noncontrolling interests, partially offset by state income tax benefit of $44,848. See Note 19 to the consolidated and combined financial statements included in Item 8 of this Annual Report on Form 10-K for further details on the components of income tax and a reconciliation of the statutory federal rate to the effective tax rate.
Income tax expense for Fiscal Year 2020 of $5,046 differs from income tax benefit derived from applying the statutory federal rate of 21% to the pretax loss primarily due to (i) state income tax expense of $4,016, (ii) tax expense of $6,704 relating to noncontrolling interests, (iii) tax expense of $6,961 relating to nondeductible transaction costs, and (iv) tax expense of $4,407 related to nondeductible officers’ compensation, partially offset by a decrease in valuation allowance of $14,220.

Adjusted operating income
The Company evaluates segment performance based on several factors, of which the key financial measure is their operating income (loss) before (i) adjustments to remove the impact of non-cash straight-line leasing revenue associated with the Arena License Agreements with MSG Sports, (ii) depreciation, amortization and impairments of property and equipment, goodwill and other intangible assets, (iii) amortization for capitalized cloud computing arrangement costs (see Note 2. Summary of Significant Accounting Policies to the consolidated and combined financial statements included in Item 8 of this Annual Report on Form 10-K for further details), (iv) share-based compensation expense or benefit, (v) restructuring charges or credits, and (vi) gains or losses on sales or dispositions of businesses and associated settlements, which is referred to as adjusted operating income (loss), a non-GAAP measure. In addition to excluding the impact of items discussed above, the impact of purchase accounting adjustments related to business acquisitions is also excluded in evaluating the Company’s consolidated and combined adjusted operating income (loss). See Note 21. Segment Information to the consolidated and combined financial statements included in Item 8 of this Annual Report on Form 10-K for further discussion on the definition of adjusted operating income (loss). The Company has presented the components that reconcile operating income (loss) to adjusted operating income (loss).
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
The following is a reconciliation of operating loss to adjusted operating loss:

	Years Ended June 30,		Change
	2021	2020	Amount	Percentage
Operating loss	$(450,200)	$(59,756)	$(390,444)	NM
Non-cash portion of arena license fees from MSG Sports	(13,026)	—
Share-based compensation	52,917	42,190
Depreciation and amortization (a)	114,664	104,899
Restructuring charges	21,299	—
Impairment of intangibles, long-lived assets and goodwill	—	105,817
Gain on disposal of assets held for sale and associated settlements	—	(240,783)
Other purchase accounting adjustments	3,334	4,367
Adjusted operating loss	$(271,012)	$(43,266)	$(227,746)	NM
________________
NM — Percentage is not meaningful
(a)Depreciation and amortization included purchase accounting adjustments of $25,567 and $12,454 for the years ended June 30, 2021 and 2020, respectively. The increase in purchase accounting adjustments related depreciation and amortization for Fiscal Year 2021 include $14,280 of accelerated amortization expense for certain Tao Group Hospitality venue management contracts that were converted to operating leases.

Adjusted operating loss for Fiscal Year 2021 increased $227,746 to adjusted operating loss of $271,012 as compared to Fiscal Year 2020. The net increase was attributable to the following:

Increase in adjusted operating loss of the Entertainment segment	$210,655
Increase in adjusted operating loss of the Tao Group Hospitality segment	16,652
Inter-segment eliminations	439
$227,746
Net loss attributable to redeemable and nonredeemable noncontrolling interests

For Fiscal Year 2021, the Company recorded a net loss attributable to redeemable noncontrolling interests of $16,269 and a net loss attributable to nonredeemable noncontrolling interests of $2,099 as compared to net loss attributable to redeemable noncontrolling interests of $30,387 and net loss attributable to nonredeemable noncontrolling interests of $1,534 for Fiscal Year 2020. These amounts represent the share of net loss of Tao Group Hospitality and BCE that is not attributable to the Company. In addition, the net loss attributable to redeemable and nonredeemable noncontrolling interests includes a proportional share of expenses related to purchase accounting adjustments.
Business Segment Results
Entertainment
The table below sets forth, for the periods presented, certain historical financial information and a reconciliation of operating income (loss) to adjusted operating loss for the Company’s Entertainment segment.

	Years Ended June 30,		Change
	2021	2020	Amount	Percentage
Revenues	$82,281	$585,208	$(502,927)	(86)%
Direct operating expenses	103,089	388,643	(285,554)	(73)%
Selling, general and administrative expenses	268,705	282,043	(13,338)	(5)%
Depreciation and amortization	80,142	84,289	(4,147)	(5)%
Restructuring charges	21,299	—	21,299	NM
Gain on disposal of assets held for sale and associated settlements	—	(240,783)	240,783	NM
Operating income (loss)	$(390,954)	$71,016	$(461,970)	NM
Reconciliation to adjusted operating loss:
Non-cash portion of arena license fees from MSG Sports	(13,026)	—
Share-based compensation	47,633	41,227
Depreciation and amortization	80,142	84,289
Restructuring charges	21,299	—
Gain on disposal of assets held for sale and associated settlements	—	(240,783)
Adjusted operating loss	$(254,906)	$(44,251)	$(210,655)	NM
—————
NM — Percentage is not meaningful
Factors Affecting Results of Operations
Carve-out Financial Statements
The consolidated statement of operations for Fiscal Year 2021 and the activities from April 18, 2020 to June 30, 2020 included on the statement of operations for Fiscal Year 2020 are prepared on a consolidated basis, as the Company became a standalone public company on April 17, 2020. The Company's financial information for the period of July 1, 2019 to April 17, 2020 that is included in the results of operations for Fiscal Year 2020 were prepared on a standalone basis derived from the consolidated financial statements and accounting records of the Company’s former parent, MSG Sports, and are presented as carve-out financial statements as the Company was not a standalone public company prior to the Entertainment Distribution.
The financial information for the period of July 1, 2019 to April 17, 2020 that is included in the results of operations for Fiscal Year 2020, include allocations for certain support functions that were provided on a centralized basis and not historically recorded at the business unit level by MSG Sports, such as expenses related to executive management, finance, legal, human resources, government affairs, information technology, and venue operations among others. As part of the Entertainment Distribution, certain corporate and operational support functions were transferred to the Company and therefore, charges were reflected in order to properly burden all business units comprising MSG Sports’ historical operations. These expenses were allocated on the basis of direct usage when identifiable, with the remainder allocated on a pro-rata basis of combined revenues, headcount or other measures of the Company and MSG Sports.
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
Impact of the COVID-19 Pandemic
The Entertainment segment operations and operating results have been, and continue to be, materially impacted by the COVID-19 pandemic and actions taken in response by governmental authorities and certain professional sports leagues. See “— Introduction — Business Overview — Impact of the COVID-19 Pandemic on Our Business” for more information.
Revenues
Revenues for Fiscal Year 2021 decreased $502,927, or 86%, to $82,281 as compared to Fiscal Year 2020. The net decrease was attributable to the following:

Decrease in event-related revenues, as discussed below	$(212,899)
Decrease in revenues from the Christmas Spectacular due to the cancellation of the 2020 holiday season production as a result of the COVID-19 pandemic	(128,488)
Decrease in suite license fee revenues due to the government-mandated closures and restrictions on the use of our venues beginning in March 2020 as a result of the COVID-19 pandemic.	(85,900)
Decrease in venue-related signage and sponsorship revenues due to the impact of carve-out financial statement assumptions in Fiscal Year 2020 as well as the impact of government-mandated closures and restrictions on the use of our venues beginning in March 2020 as a result of the COVID-19 pandemic	(65,196)
Absence of revenues from the Forum due to its disposition in May 2020	(45,719)
Increase in arena license fees from MSG Sports pursuant to the Arena License Agreements, as discussed below	21,345
Increase in revenues from Sponsorship Sales and Service Representation Agreements with MSG Sports, as discussed below	11,280
Other net increases	2,650
$(502,927)
The decrease in event-related revenues reflects (i) lower revenues from concerts of $158,580 during Fiscal Year 2021 and (ii) lower revenues from other live entertainment and sporting events of $54,319 during Fiscal Year 2021. Both of these declines were due to government-mandated closures and restrictions on the use of our venues beginning in March 2020 as a result of the COVID-19 pandemic. See “— Introduction — Business Overview — Impact of the COVID-19 Pandemic on Our Business” for more information.
The arena license fee revenues from MSG Sports in Fiscal Year 2021 were due to The Garden reopening for the Knicks games in December 2020 and the Rangers games in January 2021 with limited or no fans. There were no arena license fees recorded prior to the Entertainment Distribution.
The increase in revenues from the Company’s Sponsorship Sales and Service Representation Agreements and Arena License Agreements with MSG Sports reflects the impact of entering into these agreements in connection with, and effective as of, the Entertainment Distribution.

Direct operating expenses
Direct operating expenses for Fiscal Year 2021 decreased $285,554, or 73%, to $103,089 as compared to Fiscal Year 2020. The net decrease was attributable to the following:

Decrease in event-related direct operating expenses from (i) concerts of $85,449 during Fiscal Year 2021 and (ii) other live entertainment and sporting events of $39,057, both due to government-mandated closures and restrictions on the use of our venues beginning in March 2020 as a result of the COVID-19 pandemic	$(124,506)
Decrease in direct operating expenses associated with suite license operations primarily due to the impact of lower revenue sharing expenses with MSG Sports corresponding to the lower suite revenue during Fiscal Year 2020 due to government-mandated closures and restrictions on the use of our venues beginning in March 2020 as a result of the COVID-19 pandemic	(58,096)
Decrease in direct operating expenses associated with venue-related signage and sponsorship primarily due to the impact of lower revenue sharing expense with MSG Sports of $52,052 as a part of carve-out financial assumptions in Fiscal Year 2020.	(53,392)
Decrease in direct operating expenses associated with the Christmas Spectacular due to the cancellation of the 2020 holiday season production as a result of the COVID-19 pandemic	(50,714)
Decrease in direct operating expenses associated with the Forum due to its disposition in May 2020	(26,576)
Increase in direct operating expenses associated with hosting the Knicks and the Rangers games, including expenses not reimbursable by MSG Sports pursuant to the Arena License Agreements	3,118
Other net increases, primarily due to the absence of venue operating costs carve-out adjustments in Fiscal Year 2020	24,612
$(285,554)
Selling, general and administrative expenses
Selling, general and administrative expenses for Fiscal Year 2021 decreased $13,338, or 5%, to $268,705 as compared to Fiscal Year 2020. The decrease was primarily due to (i) a net decrease in employee compensation and related benefits of $34,835, primarily as a result of the Company’s full-time workforce reduction in August 2020, and (ii) lower net professional fees of $25,368 associated with litigation, MSG Sphere content development and corporate development. The decrease was partially offset by an incremental expense for share-based compensation of $11,129 associated with the cancellation of certain awards pursuant to a settlement agreement and other net increases, and $15,614 of professional fees associated with the Company’s merger with MSG Networks and the impact of the Company's spin-off from MSG Sports, which impacted the year-over-year comparability of certain results since the prior year operating results were prepared under a carve-out basis.
See “— Restructuring charges” below for further discussion on the Company’s full-time workforce reduction in August 2020. See Note 16 to the consolidated and combined financial statements included in Item 8 of this Annual Report on Form 10-K for further discussion of the Company’s reversal of share-based compensation expenses in the second quarter of Fiscal Year 2021.
Depreciation and amortization
Depreciation and amortization decreased $4,147, or 5%, to $80,142 as compared to Fiscal Year 2020 primarily due to certain assets in The Garden being fully depreciated and amortized of $3,013 and lower depreciation and amortization of $5,827 associated with the Forum as the recording of depreciation ceased on March 24, 2020 when the venue was classified as assets held for sale, partially offset by higher depreciation expense for equipment of $3,820 used in the development of MSG Sphere.
Restructuring charges
The Company’s operations have been disrupted since March 2020 due to the COVID-19 pandemic. As a direct response to this disruption, the Company implemented cost savings initiatives in order to streamline operations and preserve liquidity. For Fiscal Year 2021, the Company recorded total restructuring charges of $21,299 related to termination benefits provided to employees associated with a full-time workforce reduction of approximately 350 employees in August 2020 and 10 employees in November 2020.
Gain on disposal of assets held for sale and associated settlement
In May 2020, pursuant to a Membership Interest Purchase Agreement (the “MIPA”) that a subsidiary of the Company entered into on March 24, 2020, the Company sold the Forum, and the parties settled related litigation for cash consideration in the amount of $400,000. In connection with this transaction, the Company recorded a gain of $240,783 in the fourth quarter of Fiscal Year 2020, which included $140,495 attributable to the Forum associated settlement.

Operating income (loss)
Operating loss for Fiscal Year 2021 increased $461,970 to $390,954 as compared to operating income of $71,016 in Fiscal Year 2020. The increase in operating loss was primarily due to a decrease in revenues and the impact of restructuring charges, partially offset by lower direct operating expenses and selling, general and administrative expenses, as discussed above.
Adjusted operating loss
Adjusted operating loss for Fiscal Year 2021 increased $210,655 to $254,906 as compared to Fiscal Year 2020. The increase in adjusted operating loss was less than the increase in operating loss of $461,970 primarily due to (i) the gain on disposal of the Forum in Inglewood and associated settlement of $240,783 being excluded in the calculation of adjusted operating loss.
Tao Group Hospitality
The table below sets forth, for the periods presented, certain historical financial information and a reconciliation of operating loss to adjusted operating income (loss) for the Company’s Tao Group Hospitality segment.

	Years Ended June 30,		Change
	2021	2020	Amount	Percentage
Revenues	$100,166	$180,201	$(80,035)	(44)%
Direct operating expenses	66,591	116,638	(50,047)	(43)%
Selling, general and administrative expenses	54,034	63,049	(9,015)	(14)%
Depreciation and amortization	8,955	8,156	799	10%
Impairment for intangibles, long-lived assets, and goodwill	—	94,946	(94,946)	(100)%
Operating loss	$(29,414)	$(102,588)	$73,174	71%
Reconciliation to adjusted operating income (loss):
Share-based compensation	5,284	963
Depreciation and amortization	8,955	8,156
Impairment for intangibles, long-lived assets, and goodwill	—	94,946
Adjusted operating income (loss)	$(15,175)	$1,477	$(16,652)	NM
Factors Affecting Results of Operations
Disruptions caused by the COVID-19 pandemic had a significant and negative impact on Tao Group Hospitality’s operations and financial performance for Fiscal Year 2021. See “— Introduction — Business Overview — Impact of the COVID-19 Pandemic on Our Business” for more information.
Revenues
Revenues for Fiscal Year 2021 decreased $80,035, or 44%, to $100,166 as compared to the prior year. The net decrease was attributable to the following:

Decrease in revenues due to the closure of certain venues as a result of the COVID-19 pandemic	$(57,874)
Decrease in revenues due to capacity restrictions at re-opened venues	(36,743)
Decrease in revenues associated with the permanent closing of Vandal and Avenue in New York	(12,619)
Increase in revenues due to the Hakkasan acquisition in April 2021	27,604
Other net decreases	(403)
$(80,035)

Direct operating expenses
Direct operating expenses for Fiscal Year 2021 decreased $50,047, or 43%, to $66,591 as compared to the prior year. The net decrease was attributable to the following:

Decrease in employee compensation and related benefits as a result of (i) a reduction in headcount at re-opened venues, (ii) the elimination of venue line staff and manager positions at closed venues, and (iii) the permanent closure of Vandal and Avenue, all as a result of the COVID-19 pandemic	$(24,916)
Decrease in (i) costs of food and beverage, and (ii) costs of venue entertainment, both as a result of the closure of certain venues, capacity restrictions at re-opened venues and the permanent closure of Vandal and Avenue, all due to the COVID-19 pandemic	(23,370)
Decrease in direct operating expenses associated with rent expense, primarily due to rent concessions received and the permanent closure of Vandal and Avenue	(7,514)
Increase in direct operating expenses due to the Hakkasan acquisition in April 2021	12,278
Other net decreases, due to lower credit card fees	(6,525)
$(50,047)
Selling, general and administrative expenses
Selling, general and administrative expenses for Fiscal Year 2021 decreased $9,015, or 14%, to $54,034 as compared to Fiscal Year 2020 primarily due to (i) lower restaurant expenses and supplies, public relations costs, repairs and maintenance, utilities, and general liability insurance of $8,894, (ii) lower marketing costs of $8,255, (iii) various other decreases, primarily related to temporary office closure and the absence of bad debt expense incurred in the prior year, and (iv) employee compensation and related benefits, inclusive of an increase in share-based compensation, of $981. These decreases were partially offset by Hakkasan selling, general and administrative expenses of $8,019 incurred since the acquisition in April 2021 and professional fees, primarily related to the acquisition of Hakkasan, of $3,686.
Depreciation and amortization
Depreciation and amortization for Fiscal Year 2021 increased $799, or 10%, to $8,955 as compared to Fiscal Year 2020 primarily due to an increase in venues due to the Hakkasan acquisition in April 2021, as well as capital expenditures.
Impairment for intangibles, long-lived assets, and goodwill
In the prior year, the disruptions caused by the COVID-19 pandemic directly impacted the Company’s projected cash flows resulting in operating disruptions. This disruption along with the deteriorating macroeconomic conditions and industry/market considerations, were considered a “triggering event” for the Company’s Tao Group Hospitality reporting unit, which required the Company to assess the carrying value of Tao Group Hospitality’s intangible assets, long-lived assets and goodwill for impairment. Based on this evaluation, the Company recorded a non-cash impairment charge of $94,946 during the third and fourth quarters of Fiscal Year 2020, which included (i) an impairment charge of $88,583 related to goodwill and (ii) impairment charges associated with Vandal and Avenue in New York of $6,363 for certain long-lived assets (including net impact of right-of-use assets and liabilities associated with leases).
In addition, during Fiscal Year 2020, the Company also recorded a non-cash impairment charge of $10,871 under purchase price adjustment primarily associated with right-of-use lease assets and a tradename. See Note 21 to the consolidated and combined financial statements included in Item 8 of this Annual Report on Form 10-K for further detail.
Operating loss
Operating loss for Fiscal Year 2021 decreased $73,174, or 71% , to $29,414 as compared to Fiscal Year 2020 was primarily due to the absence of the prior year impairment of intangibles, long-lived assets and goodwill, as well as decreases in direct operating expenses and selling, general and administrative expenses, partially offset by lower revenues, as discussed above.
Adjusted operating income (loss)
Adjusted operating loss for Fiscal Year 2021 was $15,175 as compared to adjusted operating income of $1,477 in the prior year period, a decrease of $16,652. The increase in adjusted operating loss was higher as compared to the decrease in operating loss primarily due to the impairment charges of $94,946 for certain long-lived assets and goodwill in the prior year, partially offset by the increase in share-based compensation as discussed above.

Comparison of the Year Ended June 30, 2020 versus the Year Ended June 30, 2019
The Company has applied the Securities and Exchange Commission’s recently adopted FAST Act Modernization and Simplification of Regulation S-K, which permits the discussion to be limited to the two most recent fiscal years. The aforementioned discussion and analysis deals with comparisons of material changes in the consolidated financial statements for Fiscal Year 2021 and Fiscal Year 2020. For the comparison of Fiscal Year 2020 and Fiscal Year 2019, see “Management's Discussion and Analysis of Financial Condition and Results of Operations” in Part II, Item 7 of our 2020 Annual Report on Form 10-K, filed with the Securities and Exchange Commission on August 31, 2020.
Liquidity and Capital Resources
Overview
Our operations and operating results have been, and continue to be, materially impacted by the COVID-19 pandemic and actions taken in response by governmental authorities and certain professional sports leagues. For the majority of Fiscal Year 2021, substantially all of the Entertainment business operations were suspended and Tao Group Hospitality was operating at significantly reduced capacity and demand. Although operations are resuming, it is not clear when we will fully return to normal operations.
As a result of government-mandated assembly limitations and closures, all of our performance venues were closed beginning in mid-March 2020. Use of The Garden resumed for Knicks and Rangers home games without fans in December 2020 and January 2021, respectively, and, beginning on February 23, 2021, The Garden was permitted to host fans at games at 10% seating capacity with certain safety protocols, such as proof of full vaccination or a negative COVID-19 test and social distancing. Starting April 1, 2021, our other New York performance venues, Hulu Theater at Madison Square Garden, Radio City Music Hall and the Beacon Theatre, were also permitted to reopen at 10% capacity with certain safety protocols. Although live events were permitted at our venues, government-mandated capacity restrictions and other safety requirements made it economically unfeasible to do so for most events at that time. Effective May 19, 2021, all of our New York venues were permitted to host guests at full capacity, subject to certain restrictions, and effective June 2021, The Chicago Theatre was permitted to host events without restrictions. As a result, The Garden hosted three Knicks playoff games with approximately 15,000-16,000 fans in attendance per game during Fiscal Year 2021, and we welcomed the Foo Fighters on June 20, 2021 for the first live event at The Garden with 100% capacity since our venues were shut down in March 2020. In addition, on June 19, 2021, Radio City Music Hall opened its doors for the first time in over a year to host the Tribeca Festival’s closing night film, Untitled: Dave Chappelle Documentary, with 100% capacity. The Beacon Theatre hosted its first ticketed event, at 100% capacity, on June 22, 2021 with the first of two shows from Trey Anastasio, and Hulu Theater at Madison Square Garden hosted its first ticketed event, at 100% capacity, with a boxing/hip-hop event on August 3, 2021. For all events hosted at our New York venues with 100% capacity prior to August 17, 2021, guests were required to provide proof of full vaccination or a negative COVID-19 test, depending on the requirements of that venue and/or preference of the performer. Effective August 17, 2021, all workers and customers in New York City indoor dining, indoor fitness and indoor entertainment facilities are required to show proof of at least one vaccination shot. In addition, effective August 20, 2021, face coverings are required for all individuals in indoor public spaces in Chicago, including our venues. For Fiscal Year 2021, the majority of ticketed events at our venues were postponed or canceled and, while live events are permitted to be held at all of our performance venues as of the date of this filing and we are continuing to host and book new events, due to the lead-time required to book touring acts and artists, which is the majority of our business, we expect that our bookings will continue to be impacted through the 2021 calendar year. We continue to actively pursue one-time or multi-night performances at our venues as the touring market ramps up.
The impact to our operations also included the cancellation of the 2020 production of the Christmas Spectacular and both the 2020 and 2021 Boston Calling Music Festivals. While the 2021 production of the Christmas Spectacular is currently on-sale, the current production is scheduled for 163 shows, as compared with 199 shows for the 2019 production, which was the last production presented prior to the impact of the COVID-19 pandemic.
The Company has long-term arena license agreements (the “Arena License Agreements”) with MSG Sports that require the Knicks and Rangers to play their home games at The Garden.
As discussed above, capacity restrictions, use limitations and social distancing requirements were in place for the entirety of the Knicks and Rangers 2020-21 regular seasons, which materially impacted the payments we received under the Arena License Agreements for Fiscal Year 2021. On July 1, 2021, the Knicks and Rangers began paying the full amounts provided for under their respective Arena License Agreements. The NBA and NHL have each announced that they intend to return to traditional October to April regular season schedule, with full 82-game regular seasons, for the 2021-22 season.
Disruptions caused by the COVID-19 pandemic had a significant and negative impact on Tao Group Hospitality’s operations and financial performance for Fiscal Year 2021. Due to government actions taken in response to the COVID-19 pandemic, virtually all of Tao Group Hospitality’s venues were closed for approximately three months starting in mid-March 2020, and Avenue and Vandal in New York were permanently closed in April 2020 and June 2020, respectively. In addition, Avenue in Los Angeles was permanently closed in May 2021. Throughout Fiscal Year 2021, Tao Group Hospitality conducted limited operations at certain venues, subject to significant regulatory requirements, including capacity limits, curfews and social distancing requirements for outdoor and indoor dining. Tao Group Hospitality’s operations fluctuated throughout Fiscal Year 2021 as certain markets lifted restrictions, imposed restrictions, and changed operational requirements over time. As of June 30, 2021, 51 of Tao Group Hospitality’s venues were open for outdoor dining, limited or full capacity indoor dining (depending on the market), and delivery/takeout (23 legacy Tao Group Hospitality venues and 28 Hakkasan venues acquired in connection with the April 27, 2021 transaction), inclusive of Tao Asian Bistro & Lounge at Mohegan Sun, a new venue that first opened its doors in March 2021, while 10 venues remained closed (five legacy Tao Group Hospitality venues and five Hakkasan venues). Of the 51 Tao Group Hospitality venues currently operating, 29 are U.S.-based and operating without capacity restrictions (21 Tao Group Hospitality legacy venues and eight Hakkasan venues) and 22 are international (two Tao Group Hospitality legacy venues and 20 Hakkasan venues) and operating under various governmental safety protocols such as curfews, capacity limitations and social distancing. Effective August 17, 2021, workers and customers in New York City indoor dining facilities are required to show proof of at least one vaccination shot. In addition, certain U.S. jurisdictions have reinstated safety protocols, such as the mask mandates in Nevada and Chicago, but not otherwise limiting capacity.
MSG Networks depends on the appeal of its live programming to viewing subscribers of its networks and to its advertisers. As a result of the COVID-19 pandemic and league and government actions relating thereto, MSG Networks aired substantially fewer NBA and NHL telecasts during Fiscal Year 2021, as compared with Fiscal Year 2019 (the last full fiscal year not impacted by COVID-19), and consequently experienced a decrease in revenues, including a material decrease in advertising revenue. The absence of live sports games also resulted in a decrease in certain MSG Networks expenses, including rights fees, variable production expenses, and advertising sales commissions.
For more information about the impacts and risks to the Company as a result of the COVID-19 pandemic, see “— Introduction — Business Overview — Impact of the COVID-19 Pandemic on Our Business” and “Part I — Item 1A. Risk Factors — General Risk Factors — Our Operations and Operating Results Have Been, and Continue to be, Materially Impacted by the COVID-19 Pandemic and Actions Taken in Response by Governmental Authorities and Certain Professional Sports Leagues.”
As a result of the material impact COVID-19 had on our revenues during Fiscal Year 2021, we took several actions to improve our financial flexibility, reduce operating costs and preserve liquidity, including (i) revising our construction schedule for MSG Sphere, with an anticipated opening date of calendar year 2023, (ii) making significant cuts in both venue and corporate headcounts, and (iii) having our wholly-owned subsidiary, MSG National Properties, LLC (“MSG National Properties”) enter into a five-year $650,000 senior secured term loan facility (“National Properties Term Loan Facility”). See Note 14 to the consolidated and combined financial statements included in Item 8 of this Annual Report on Form 10-K for further details on the National Properties Term Loan Facility.
In August 2020, Tao Group Hospitality entered into an amendment to the Tao Senior Credit Agreement, which suspended certain financial covenants through December 31, 2021 and increased the minimum liquidity requirement. In addition, in connection with the amendment, our wholly owned subsidiary MSG Entertainment Group, LLC (“MSG Entertainment Group”) entered into a guarantee agreement, which also included a minimum liquidity requirement for MSG Entertainment Group. See Note 14 for more information regarding the amendment to the Tao Senior Credit Agreement. Tao Group Hospitality will likely need to seek covenant waivers in the future. Tao Group Hospitality's failure to obtain debt covenant waivers could trigger a violation of these covenants and lead to default, acceleration of all of its outstanding debt and a demand for payment under the guarantee of MSG Entertainment Group, which would negatively impact the liquidity of Tao Group Hospitality and the Company.
Our primary sources of liquidity are cash and cash equivalents, cash flows from the operations of our businesses and available borrowing capacity under our MSGN Credit Agreement (as defined herein). Our principal uses of cash include working capital-related items (including funding our operations), capital spending (including our construction of a large-scale venue in Las Vegas), debt service, investments and related loans and advances that we may fund from time to time, and mandatory purchases from prior acquisitions. We may also use cash to repurchase our common stock. Our decisions as to the use of our available liquidity will be based upon the ongoing review of the funding needs of the business, the optimal allocation of cash resources, and the timing of cash flow generation. To the extent that we desire to access alternative sources of funding through the capital and credit markets, challenging U.S. and global economic and market conditions could adversely impact our ability to do so at that time.
We regularly monitor and assess our ability to meet our net funding and investing requirements. We believe we have sufficient liquidity, including approximately $1,169,000 in cash and cash equivalents as of June 30, 2021, to fund our operations, service the National Properties Term Loan Facility and the MSGN Credit Agreement, and pursue the development of the new venues discussed below over the next 12 months. In addition, MSG Networks had approximately $348,000 in cash and cash equivalents as of June 30, 2021. See “Contractual Obligations” section below for further detail on our off-balance sheet and on-balance sheet commitments. Our cash and cash equivalents include approximately $233,000 in advance cash proceeds - primarily related to suites, tickets, and, to a lesser extent, sponsorships — all of which would be addressed, to the extent necessary, through credits, make-goods, refunds and/or rescheduled dates.
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
Tao Group Hospitality’s principal uses of cash include working capital related-items (including funding its operations), investments in new venues, tax-related cash distributions, interest expense payments and repayment of debt. Tao Group Hospitality plans to continue to grow its business through the opening of new venues and acquisitions. Tao Group Hospitality’s operations have been materially impacted by COVID-19. See “— Introduction —Business Overview — Impact of the COVID-19 Pandemic on Our Business.” We expect that the Company will increase the availability under its subordinated loan with Tao Group Hospitality, which will provide additional capital necessary, together with cash-on-hand, Tao Group Hospitality’s revolving credit facility and existing committed capital from the Company, to fund Tao Group Hospitality’s operations and service its debt obligations over the next 12 months.
MSG Spheres
The Company has made significant progress on MSG Sphere at The Venetian, its state-of-the-art entertainment venue under construction in Las Vegas. See “Part I — Item 1. Our Business — Our Performance Venues — MSG Sphere.”
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
Our cost estimate, as of June 2021, inclusive of core technology and soft costs, for MSG Sphere at The Venetian is approximately $1,865,000. This cost estimate is net of $75,000 that the Sands has agreed to pay to defray certain construction costs and also excludes the impacts of changes in inflation and significant capitalized and non-capitalized costs for items such as content creation, internal labor, and furniture and equipment. Relative to our cost estimate above, our actual construction costs for MSG Sphere at The Venetian incurred through June 30, 2021 were approximately $850,000, which is net of $65,000 received from Sands during Fiscal Year 2021. In addition, the amount of construction costs incurred as of June 30, 2021 includes approximately $98,000 of accrued expenses that were not yet paid as of that date. As with any major construction project, the construction of MSG Sphere is subject to potential unexpected delays, costs or other complications.
MSG Sphere at The Venetian is a complex construction project with cutting-edge technology that relies on subcontractors obtaining components from a variety of sources around the world. In April 2020, the Company announced that it was suspending construction of MSG Sphere due to COVID-19 related factors that were outside of its control, including supply chain issues. As the ongoing effects of the pandemic continued to impact its business operations, in August 2020, the Company disclosed that it resumed full construction with a lengthened timetable in order to better preserve cash through the COVID-19 pandemic. The Company remains committed to bringing MSG Sphere to Las Vegas and expects to open the venue in calendar year 2023.
In December 2020, the Company terminated its construction agreement with AECOM and assumed the role of construction manager to gain greater transparency and control over the construction process, including direct engagement and supervision of subcontractors. AECOM continues to support MSG Sphere at The Venetian through a services agreement that facilitates their ongoing involvement through MSG Sphere’s completion. As the construction manager of the project, we aim to aggressively manage the cost of the project in this volatile environment to minimize any potential cost increases.
With regard to MSG Sphere at The Venetian, the Company plans to finance the construction of the venue from cash-on-hand and cash flows from operations. If the Company’s cash-on-hand and cash flows from operations are not sufficient to finance the remaining construction costs of MSG Sphere at The Venetian, the Company would need to access additional capital including potential incremental debt. There is no assurance that the Company will be able to obtain such capital.
While the Company plans to self-fund the construction of MSG Sphere at The Venetian, under the right terms it would consider third-party financing alternatives. The Company’s intention for any future venues is to utilize several options, such as non-recourse debt financing, joint ventures, equity partners and a managed venue model.

For additional information regarding the Company’s capital expenditures related to MSG Sphere, see Note 21 to the consolidated and combined financial statements included in Item 8 of this Annual Report on Form 10-K.
In February 2018, we announced the purchase of land in Stratford, London, which we expect will become home to a future MSG Sphere. The Company submitted a planning application to the local planning authority in March 2019 and that process, which will require various stages of review to be completed and approvals to be granted, is ongoing. Therefore, we do not have a definitive timeline at this time.
We will continue to explore additional domestic and international markets where we believe next-generation venues such as the MSG Sphere can be successful.
Financing Agreements
National Properties Term Loan Facility
On November 12, 2020, MSG National Properties, an indirect, wholly-owned subsidiary of the Company, MSG Entertainment Group, LLC (“MSG Entertainment Group”) and certain subsidiaries of MSG National Properties entered into a five-year $650,000 senior secured term loan facility (the “National Properties Term Loan Facility”). The proceeds of the National Properties Term Loan Facility may be used to fund working capital needs, for general corporate purposes of MSG National Properties and its subsidiaries, and to make distributions to MSG Entertainment Group.
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
The principal obligations under the National Properties Term Loan Facility are to be repaid in quarterly installments in an aggregate amount equal to 1.00% per annum (0.25% per quarter), with the balance due at the maturity of the facility. The National Properties Term Loan Facility will mature on November 12, 2025. Borrowings under the National Properties Term Loan Facility bear interest at a floating rate, which at the option of MSG National Properties may be either (i) a base rate plus a margin of 5.25% per annum or (ii) LIBOR, with a floor of 0.75%, plus a margin of 6.25% per annum. The interest rate on the National Properties Term Loan Facility as of June 30, 2021 was 7.00%. During Fiscal Year 2021, MSG National Properties made principal payments of $3,250 under the National Properties Term Loan Facility
All obligations under the National Properties Term Loan Facility are guaranteed by MSG Entertainment Group and MSG National Properties’ existing and future direct and indirect domestic subsidiaries, other than the subsidiaries that own The Garden, BCE and certain other excluded subsidiaries (the “Subsidiary Guarantors”). All obligations under the National Properties Term Loan Facility, including the guarantees of those obligations, are secured by certain of the assets of MSG National Properties and the Subsidiary Guarantors (collectively, “Collateral”) including, but not limited to, a pledge of some or all of the equity interests held directly or indirectly by MSG National Properties in each Subsidiary Guarantor. The Collateral does not include, among other things, any interests in The Garden or the leasehold interests in Radio City Music Hall and the Beacon Theatre. Under certain circumstances, MSG National Properties is required to make mandatory prepayments on loans outstanding, including prepayments in an amount equal to a specified percentage of excess cash flow in any fiscal year and prepayments in an amount equal to the net cash proceeds of certain sales of assets or casualty insurance and/or condemnation recoveries (subject to certain reinvestment, repair or replacement rights), in each case subject to certain exceptions.
In addition to the minimum liquidity covenant, the National Properties Term Loan Facility and the related security agreement contain certain customary representations and warranties, affirmative and negative covenants and events of default. The National Properties Term Loan Facility contains certain restrictions on the ability of MSG National Properties and its restricted subsidiaries to take certain actions as provided in (and subject to various exceptions and baskets set forth in) the National Properties Term Loan Facility, including the following: (i) incur additional indebtedness; (ii) create liens on certain assets; (iii) make investments, loans or advances in or to other persons; (iv) pay dividends and distributions or repurchase capital stock (which will restrict the ability of MSG National Properties to make cash distributions to the Company); (v) repay, redeem or repurchase certain indebtedness; (vi) change its lines of business; (vii) engage in certain transactions with affiliates; (viii) amend their respective organizational documents; (ix) merge or consolidate; and (x) make certain dispositions. As of June 30, 2021, MSG National Properties and its restricted subsidiaries were in compliance with the covenants of the National Properties Term Loan Facility.

Tao Credit Facilities
On May 23, 2019, Tao Group Intermediate Holdings LLC (“TAOIH” or “Intermediate Holdings”) and Tao Group Operating LLC (“TAOG” or “Senior Borrower”), entered into a credit agreement (the “Tao Senior Credit Agreement”) with JPMorgan Chase Bank, N.A., as administrative agent, collateral agent and a letter of credit issuer, and the lenders party thereto. Together the Tao Senior Credit Agreement and a $49,000 intercompany subordinated credit agreement that matures in August 2024 (the “Tao Subordinated Credit Agreement”) between a subsidiary of the Company and Tao Group Sub-Holdings LLC, a subsidiary of Tao Group Hospitality, replaced the Senior Borrower’s prior credit agreement dated January 31, 2017 (“2017 Tao Credit Agreement”). On June 15, 2020, the Company entered into the second amendment to the Tao Subordinated Credit Agreement, which provided an additional $22,000 of intercompany loan borrowing availability under the Tao Subordinated Credit Agreement. The net intercompany loan outstanding balances under the Tao Subordinated Credit Agreement, as amended, were $63,000 and $49,000 as of June 30, 2021 and 2020, respectively. The balances and interest-related activities pertaining to the Tao Subordinated Credit Agreement, as amended, have been eliminated in the consolidated and combined financial statements in accordance with ASC Topic 810, Consolidation.
Disruptions caused by the COVID-19 pandemic have had, and are likely to continue to have, a significant and negative impact on Tao Group Hospitality’s operations and financial performance. On August 6, 2020, TAOG and TAOIH entered into an amendment to the Tao Senior Credit Agreement, which suspended the application of the financial maintenance covenants thereunder, modified certain restrictive covenants therein through December 31, 2021, modified the applicable interest rates and increased the minimum liquidity requirement for the outstanding balance of $33,750 under the Tao Term Loan Facility and for the $25,000 availability under the Tao Revolving Credit Facility. In addition, in connection with the amendment, the Company, through its direct wholly owned subsidiary, MSG Entertainment Group, entered into a guarantee and reserve account agreement (i) to guarantee the obligations of TAOG under the Tao Senior Credit Agreement, (ii) to establish and grant a security interest in a reserve account that initially held a deposit of approximately $9,800 and (iii) with a covenant to maintain a minimum liquidity requirement of no less than $75,000 at all times. The balance held in the reserve account was approximately $4,800 as of June 30, 2021. As of June 30, 2021, TAOG, TAOIH and the restricted subsidiaries were in compliance with the covenants of the Tao Senior Credit Agreement.
If recovery from the pandemic takes longer than currently estimated, Tao Group Hospitality will likely need to seek covenant waivers in the future. Tao Group Hospitality’s failure to obtain covenant waivers could trigger a violation of these covenants and lead to default, acceleration of all of its outstanding debt and a demand for payment under the guarantee of MSG Entertainment Group, which would negatively impact the liquidity of Tao Group Hospitality and the Company.
On May 23, 2019, MSG Entertainment Holdings LLC, a subsidiary of the Company, and Tao Group Sub Holdings LLC, a subsidiary of Tao Group Hospitality, entered into a Credit Agreement providing for a credit facility of $49,000 that matures on August 22, 2024 (the “Tao Subordinated Credit Agreement”). On June 15, 2020, the Tao Subordinated Credit Agreement was amended to provide an additional $22,000 of borrowing capacity. As of June 30, 2021, the outstanding balance under the Tao Subordinated Credit Agreement was $63,000. The balances and interest-related activities pertaining to the Tao Subordinated Credit Agreement have been eliminated in the consolidated and combined financial statements in accordance with ASC Topic 810, Consolidation. During Fiscal Year 2021, Tao Group Hospitality made principal payments of $5,000 under the Tao Senior Credit Agreement.
See Note 14 to the consolidated and combined financial statements included in Item 8 of this Annual Report on Form 10-K for additional information such as repayments of $8,250 made in Fiscal Year 2021 and scheduled repayment requirement of $12,750 in Fiscal Year 2022 on the National Properties Term Loan Facility and Tao Senior Secured Credit Facilities.
MSGN Credit Facility
On September 28, 2015, MSGN Holdings, L.P. (“MSGN L.P.”), an indirect wholly-owned subsidiary of MSG Networks, MSGN Eden, LLC, an indirect subsidiary of MSG Networks and the general partner of MSGN L.P., Regional MSGN Holdings LLC, a direct subsidiary of MSG Networks and the limited partner of MSGN L.P. (collectively with MSGN Eden, LLC, the “Holdings Entities”), and certain subsidiaries of MSGN L.P. entered into a credit agreement (the “Former Credit Agreement”) with a syndicate of lenders.
MSGN L.P., the Holdings Entities and certain subsidiaries of MSGN L.P. amended and restated the Former Credit Agreement effective October 11, 2019 (the “MSGN Credit Agreement”). The MSGN Credit Agreement provides MSGN L.P. with senior secured credit facilities consisting of: (i) an initial $1,100,000 term loan facility (the “MSGN Term Loan Facility”) and (ii) a $250,000 revolving credit facility (the “MSGN Revolving Credit Facility”), each with a term of five years.
MSG Networks has made principal repayments aggregating to $52,250 through June 30, 2021 under the MSGN Credit Agreement. The MSGN Term Loan Facility amortized quarterly in accordance with its terms. As of June 30, 2021, there was

$1,047,750 outstanding under the MSGN Term Loan Facility, and no borrowings under the MSGN Revolving Credit Facility. As of June 30, 2021, the Holdings Entities and MSGN L.P. and its restricted subsidiaries on a consolidated basis were in compliance with the financial covenants of the MSGN Credit Agreement. The scheduled repayment for Fiscal Year 2022 is $49,500.
Letters of Credit
The Company uses letters of credit to support its business operations. As of June 30, 2021, the Company had a total of $4,226 of letters of credit outstanding, which included two outstanding letters of credit for an aggregate of $750 issued under the Tao Revolving Credit Facility.
Cash Flow Discussion
As of June 30, 2021, cash, cash equivalents and restricted cash totaled $1,191,744, as compared to $924,304 as of June 30, 2020 and $1,092,065 as of June 30, 2019. The following table summarizes the Company’s cash flow activities for the years ended June 30, 2021 and 2020:

	Years Ended June 30,
	2021	2020
Net loss	$(430,450)	$(14,687)
Adjustments to reconcile net loss to net cash provided by operating activities	132,793	122,357
Subtotal	$(297,657)	$107,670
Changes in working capital assets and liabilities	8,177	(11,639)
Net cash provided by (used in) operating activities	$(289,480)	$96,031
Net cash used in investing activities	(84,440)	(389,657)
Net cash provided by financing activities	633,333	122,938
Effect of exchange rates on cash, cash equivalents and restricted cash	8,027	2,927
Net increase (decrease) in cash, cash equivalents and restricted cash	$267,440	$(167,761)
Operating Activities
Net cash used in operating activities for Fiscal Year 2021 increased by $385,511 to $289,480 as compared to the prior year primarily due to a higher operating loss in the current year and changes in working capital assets and liabilities, which included higher collections due to promoters, partially offset by lower cash receipts from collections of accounts receivables and payments for certain prepaid insurance.
Investing Activities
Net cash used in investing activities for Fiscal Year 2021 decreased by $305,217 to $84,440 as compared to the prior year primarily due to the absence of cash used to purchase short-term investments in the prior year period, as well as higher proceeds from the maturity of short-term investments in the current year.
Financing Activities
Net cash provided by financing activities for Fiscal Year 2021 increased by $510,395 to $633,333 as compared to the prior year due to the proceeds received in the current year from (i) the National Properties Term Loan Facility, (ii) a cash contribution received from non-controlling interest owner from the Hakkasan acquisition in April 2021, and (iii) borrowings under the Tao Revolving Credit Facility, partially offset by the absence of net transfers from MSG Sports and its subsidiaries prior to the Entertainment Distribution.

Contractual Obligations
As of June 30, 2021, the approximate future payments under our contractual obligations of the type described in the table below are as follows:

	Payments Due by Period
	Total	Year 1	Years 2-3	Years 4-5	More Than 5 Years
Leases (a)	$410,377	$71,346	$124,559	$63,999	$150,473
Debt repayments (b)	691,137	12,750	51,137	627,250	—
Other (c) (d)	120,425	120,132	236	57	—
	$1,221,939	$204,228	$175,932	$691,306	$150,473
_________________
(a)Includes contractually obligated minimum lease payments for operating leases having an initial noncancelable term in excess of one year for the Company’s venues, including the Tao Group Hospitality venues and various corporate offices. These commitments are presented exclusive of the imputed interest used to reflect the payment’s present value. See Note 10 to the consolidated and combined financial statements included in Item 8 of this Annual Report on Form 10-K for more information. Lease liabilities as of June 30, 2021 above did not include $293,458 of lease payments, of which $1,125 is expected to be due in Fiscal Year 2022, for additional lease obligations related to the amendment and extension of the Radio City Music Hall lease agreement in July 2021 and a new lease in Burbank, California for premises that the Company has not taken possession of yet.
(b)See Note 14 to the consolidated and combined financial statements included in Item 8 of this Annual Report on Form 10-K for more information surrounding the principal repayments required under the Tao Senior Secured Credit Facilities and a note with respect to a $637 loan received by BCE from its noncontrolling interest holder that is due in April 2023.
(c)Includes accrued expense of approximately $98,000 associated with the development and construction of MSG Sphere in Las Vegas, all due within Fiscal Year 2022.
(d)Pension obligations have been excluded from the table above as the timing of the future cash payments is uncertain. See Note 14 to the consolidated and combined financial statements included in Item 8 of this Annual Report on Form 10-K for more information on the future funding requirements under our pension obligations.
Tao Group Hospitality equityholders have the right to put their equity interests in Tao Group Hospitality to a subsidiary of the Company. The purchase price is at fair market value subject, in certain cases, to a floor. Consideration paid upon the exercise of such put right shall be, at the Company’s option, in cash, debt, or our Class A Common Stock, subject to certain limitations. In addition, Hakkasan USA, Inc., a minority interest holder in Tao Group Sub-Holdings LLC, a subsidiary of Tao Group Hospitality, following the Hakkasan acquisition, has the right to put its equity interest in Tao Group Sub-Holdings LLC to Tao Group Hospitality for fair market value (subject to a floor value determined based upon a multiple of trailing EBITDA) beginning in 2026 and each second year thereafter by providing notice during a 30 day window starting June 1, 2025 (and each second June 1 thereafter). Consideration paid upon exercise of the put right shall be, at the option of Tao Group Hospitality, in cash, debt, or stock of the Company or its successor, subject to certain limitations. Additionally, Tao Group Hospitality may elect to satisfy this put obligation through a sale of Tao Group Sub-Holdings LLC or a going public transaction with respect to Tao Group Sub-Holdings LLC.
Off Balance Sheet Arrangements
The Company’s off balance sheet arrangements primarily include (i) commitments of approximately $1,025,000 related to MSG Sphere in Las Vegas, for which the timing of future cash payments is uncertain and may change as the development and construction progresses, (ii) $60,310 of commitments for capital expenditures, equipment purchases, and services agreements, of which, approximately $46,777 will incur in Fiscal Year 2022, and (iii) letters of credit of $4,226 obtained by the Company as collateral for lease agreements of the Company and Tao Group Hospitality.
In addition, the Company and a subsidiary of the Las Vegas Sands Corp. entered into a 50-year ground lease in Las Vegas pursuant to which the Company has agreed to construct a large-scale venue.  Under the ground lease agreement, Sands will receive priority access to purchase tickets to events at the venue for inclusion in hotel packages or other uses, as well as certain rent-free use of the venue to support its Expo Convention Center business. The ground lease has no fixed rent, however, if certain return objectives are achieved, Sands will receive 25% of the after-tax cash flow in excess of such objectives. See “Part I — Item 1. Business — Our Business — Our Performance Venues — MSG Sphere.”

Seasonality of Our Business
The dependence on revenues from the Christmas Spectacular generally means the Company’s Entertainment segment earns a disproportionate share of its revenues and operating income in the second quarter of the Company’s fiscal year. As a result of COVID-19, the Company canceled the 2020 production of the Christmas Spectacular, and accordingly, such seasonality is not indicative for Fiscal Year 2021.
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
Arrangements with Multiple Performance Obligations
The Company enters into arrangements with multiple performance obligations, such as multi-year sponsorship agreements which may derive revenues for both the Company as well as MSG Sports within a single arrangement. The Company also derives revenue from similar types of arrangements which are entered into by MSG Sports. Payment terms for such arrangements can vary by contract, but payments are generally due in installments throughout the contractual term. The performance obligations included in each sponsorship agreement vary and may include advertising and other benefits such as, but not limited to, signage at The Garden and the Company’s other venues, digital advertising, and event or property specific advertising, as well as non-advertising benefits such as suite licenses and event tickets. To the extent the Company’s multi-year arrangements provide for performance obligations that are consistent over the multi-year contractual term, such performance obligations generally meet the definition of a series as provided for under the accounting guidance. If performance obligations are concluded to meet the definition of a series, the contractual fees for all years during the contract term are aggregated and the related revenue is recognized proportionately as the underlying performance obligations are satisfied.
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

The Company’s long-lived and indefinite-lived assets accounted for approximately 63% of the Company’s consolidated total assets as of June 30, 2021 and consisted of the following:

Goodwill	$77,687
Indefinite-lived intangible assets	63,801
Amortizable intangible assets, net of accumulated amortization	171,451
Property and equipment, net	2,099,347
Right-of-use lease assets	268,568
$2,680,854
In assessing the recoverability of the Company’s long-lived and indefinite-lived assets when there is an indicator of potential impairment, the Company must make estimates and assumptions regarding future cash flows and other factors to determine the fair value of the respective assets. These estimates and assumptions could have a significant impact on whether an impairment charge is recognized and also the magnitude of any such charge. Fair value estimates are made at a specific point in time, based on relevant information. These estimates are subjective in nature and involve significant uncertainties and judgments and therefore cannot be determined with precision. Changes in assumptions could significantly affect the estimates. If these estimates or material related assumptions change in the future, the Company may be required to record impairment charges related to its long-lived and/or indefinite-lived assets.
Goodwill
Goodwill is tested annually for impairment as of August 31st and at any time upon the occurrence of certain events or substantive changes in circumstances. The Company performs its goodwill impairment test at the reporting unit level, which is one level below the operating segment level. As of June 30, 2021, the Company has two operating and reportable segments, Entertainment and Tao Group Hospitality, consistent with the way management makes decisions and allocates resources to the business.
The goodwill balance reported on the Company’s consolidated balance sheet as of June 30, 2021 by reporting unit was as follows:

Entertainment	$74,309
Tao Group Hospitality	3,378
$77,687
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
The Company elected to perform the qualitative assessment of impairment for the Company’s Entertainment reporting unit for Fiscal Year 2021 impairment test. These assessments considered factors such as:
•macroeconomic conditions;
•industry and market considerations;
•cost factors;
•overall financial performance of the reporting unit;
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
For the interim impairment test, the Company estimated the fair value of the Tao Group Hospitality reporting unit based on a discounted cash flow model (income approach). This approach relied on numerous assumptions and judgments that were subject to various risks and uncertainties. Principal assumptions utilized, all of which are considered Level III inputs under the fair value hierarchy (see Note 11 to the consolidated and combined financial statements included in Item 8 of this Annual Report on Form 10-K), include the Company’s estimates of future revenue and terminal growth rates, margin assumptions and the discount rate applied to estimate future cash flows. The assumptions utilized were subject to a high degree of judgment and complexity, particularly in light of economic and operational uncertainty that existed as a result of the COVID-19 pandemic.
Based upon the results of the Company’s interim quantitative impairment test, the Company concluded that the carrying value of the Tao Group Hospitality reporting unit exceeded its estimated fair value as of the interim testing date. Based on the evaluation of amortizable intangible assets and other long-lived assets performed as of the interim testing date, as well as evaluation of subsequent activity in the fourth quarter of Fiscal Year 2020, the Company recorded non-cash impairment charges of $8,047 $5,646, and $3,541, for property and equipment assets, right-of-use assets net of related lease liabilities, and a tradename, respectively, which were associated with two venues within the Tao Group Hospitality reportable segment. In addition, the Company recorded a non-cash goodwill impairment charge of $88,583 for the Tao Group Hospitality reportable segment. The goodwill impairment charge was calculated as the amount that the adjusted carrying value of the reporting unit, including any goodwill, exceeded its fair value as of the interim testing date. See “Part I — Item 1A. Risk Factors — General Risk Factors — Our Operations and Operating Results Have Been, and Continue to be, Materially Impacted by the COVID-19 Pandemic and Actions Taken in Response by Governmental Authorities and Certain Professional Sports Leagues” for more information about the risks to the Company’s business operations as a result of the COVID-19 pandemic.
Identifiable Indefinite-Lived Intangible Assets
Identifiable indefinite-lived intangible assets are tested annually for impairment as of August 31st and at any time upon the occurrence of certain events or substantive changes in circumstances. The following table sets forth the amount of identifiable indefinite-lived intangible assets reported in the Company’s consolidated balance sheet as of June 30, 2021:

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
The Company performed its most recent annual impairment test of identifiable indefinite-lived intangible assets during the first quarter of Fiscal Year 2021, and there were no impairments identified. Based on these impairment tests, the Company’s indefinite-lived intangible assets had sufficient safety margins, representing the excess of each identifiable indefinite-lived intangible asset’s estimated fair value over its respective carrying value. The Company believes that if the fair value of an indefinite-lived intangible asset exceeds its carrying value by greater than 10%, a sufficient safety margin has been realized.
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
The estimated useful lives and net carrying values of the Company’s intangible assets subject to amortization as of June 30, 2021 are as follows:

	Estimated Useful Lives			Net Carrying Value
Trade names	2 years	to	25 years	$95,395
Venue management contracts	5.67 years	to	20 years	68,182
Non-compete agreements			5.75 years	2,087
Festival rights			15 years	5,384
Other intangibles			15 years	403
				$171,451
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
Leases
The Company accounts for leases, in which it is the lessee, as either finance leases or operating leases. Leases with a term exceeding twelve months are recorded on the balance sheet, including those leases classified as operating leases under previous accounting guidance, through the recognition of right-of-use assets and corresponding lease liabilities.
Upon adoption of the initial lease standard, the Company applied a package of practical expedients intended to ease transition for existing leases by not requiring the Company to reassess (i) its initial lease classification conclusions for existing or expired leases, (ii) whether an existing or expired contract is a lease or contains an embedded lease, and (iii) the capitalization of initial direct costs for existing or expired leases. In addition, the Company elected not to use “hindsight” in accordance with ASC Subtopic 842-10-65-1-(g) in assessing lease terms and impairment of right-of-use (“ROU”) assets for existing or expired leases under the new standard.

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
Lower discount rates increase the present value of benefit obligations and will usually increase the subsequent year’s net periodic benefit cost. The weighted-average discount rates used to determine benefit obligations as of June 30, 2021 for the Company’s Pension Plans and Postretirement Plan were 2.87% and 2.17%, respectively. A 25 basis point decrease in each of these assumed discount rates would increase the projected benefit obligations for the Company’s Pension Plans and Postretirement Plan at June 30, 2021 by $5,070 and $50, respectively. The weighted-average discount rates used to determine service cost, interest cost and the projected benefit obligation components of net periodic benefit cost were 3.20%, 1.92% and 2.84%, respectively, for Fiscal Year 2021 for the Company’s Pension Plans. The weighted-average discount rates used to determine service cost, interest cost and the projected benefit obligation components of net periodic benefit cost were 2.15%, 1.23% and 2.09%, respectively, for Fiscal Year 2021 for the Company’s Postretirement Plan. A 25 basis point decrease in these assumed discount rates would increase the total net periodic benefit cost for the Company’s Pension Plans by $20 and would result in no impact to the net periodic benefit cost for the Company’s Postretirement Plan for Fiscal Year 2021.
The expected long-term return on plan assets is based on a periodic review and modeling of the plans’ asset allocation structures over a long-term horizon. Expectations of returns for each asset class are the most important of the assumptions used in the review and modeling, and are based on comprehensive reviews of historical data, forward-looking economic outlook, and economic/financial market theory. The expected long-term rate of return was selected from within the reasonable range of rates determined by (a) historical real returns, net of inflation, for the asset classes covered by the investment policy, and (b) projections of inflation over the long-term period during which benefits are payable to plan participants. The expected long-term rate of return on plan assets for the Company’s funded pension plans was 4.02% for Fiscal Year 2021.
Performance of the capital markets affects the value of assets that are held in trust to satisfy future obligations under the Company’s funded plans. Adverse market performance in the future could result in lower rates of return for these assets than projected by the Company which could increase the Company’s funding requirements related to these plans, as well as negatively affect the Company’s operating results by increasing the net periodic benefit cost. A 25 basis point decrease in the long-term return on pension plan assets assumption would increase net periodic pension benefit cost by $380 for Fiscal Year 2021.
Another important assumption for our Postretirement Plan is healthcare cost trend rates. We developed our estimate of the healthcare cost trend rates through examination of the Company’s claims experience and the results of recent healthcare trend surveys.
Assumptions for healthcare cost trend rates used to determine the net periodic benefit cost and benefit obligation for our Postretirement Plan as of and for Fiscal Year 2021 are as follows:

	Net Periodic Benefit Cost	Benefit Obligation
Healthcare cost trend rate assumed for next year	6.50%	6.25%
Rate to which the cost trend rate is assumed to decline (the ultimate trend rate)	5.00%	5.00%
Year that the rate reaches the ultimate trend rate	2027	2027
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
See Note 15 to the consolidated and combined financial statements included in Item 8 of this Annual Report on Form 10-K for more information on our pension plans and other postretirement benefit plan.
Item 7A. Quantitative and Qualitative Disclosures About Market Risk
There were no material changes to the disclosures regarding market risks in connection with our pension and postretirement plans, interest rate risk exposure, and foreign currency exchange rate risk exposure. For sensitivity analysis and other information regarding market risks we face in connection with our Pension Plans and Postretirement Plan, see “— Item 7 Management’s Discussion and Analysis of Financial Condition and Results of Operations — Recently Issued Accounting Pronouncements and Critical Accounting Policies — Critical Accounting Policies — Defined Benefit Pension Plans and Other Postretirement Benefit Plan,” which information is incorporated by reference herein.
Potential Interest Rate Risk Exposure:
The Company, through its subsidiary MSG National Properties and the consolidation of Tao Group Hospitality, has potential interest rate risk exposure related to borrowings incurred under the Tao Senior Secured Credit Facilities. In addition, MSG Networks had $1,047,750 outstanding as of June 30, 2021 under the MSGN Credit Facility. Changes in interest rates may increase interest expense payments with respect to any borrowings incurred under these credit facilities.
Borrowings under the National Properties Term Loan Facility and Tao Senior Secured Credit Facilities incur interest, depending on election by MSG National Properties and TAOG, at a floating rate based upon LIBOR, the U.S. Federal Funds Rate or the U.S. Prime Rate, plus, in the case of TAOG, an additional spread which is dependent upon the total leverage ratio at the time for Tao Senior Secured Credit Facilities. In addition, borrowings under the MSGN Credit Facility bear interest at a floating rate, which at the option of MSGN L.P. may be either (i) a base rate plus an additional rate ranging from 0.25% to 1.25% per annum (determined based on a total net leverage ratio), or (ii) a Eurodollar rate plus an additional rate ranging from 1.25% to 2.25% per annum (determined based on a total net leverage ratio). Accordingly, the MSGN Credit Facility, the National Properties Term Loan Facility and the Tao Senior Secured Credit Facilities are subject to interest rate risk with respect to the tenor of any borrowings incurred. See Note 14 to the consolidated and combined financial statements included in Item 8 of this Annual Report on Form 10-K for more information on the Tao Credit Facilities and National Properties Term Loan Facility. Also see “— Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations — Liquidity and Capital Resources — Financing Agreements — MSGN Credit Facility” for more information. For Fiscal Year 2021, the interest rate on the Tao Senior Secured Credit Facilities ranged from 2.58% to 3.25% and it was approximately 2.60% as of June 30, 2021. The interest rate on National Properties Term Loan Facility was 7.00% and has been unchanged since inception. For Fiscal Year 2021, the interest rate on the MSGN Credit Facility ranged from 1.59% to 1.68% and was approximately 1.60% as of June 30, 2021. The effect of a hypothetical 100 basis point increase in floating interest rate prevailing as of June 30, 2021 and continuing for a full year would increase interest expense of the amount outstanding on the Tao Senior Secured Credit Facilities by approximately $12,966.
Foreign Currency Exchange Rate Exposure:
The Company is exposed to market risk resulting from foreign currency fluctuations, primarily to the British pound sterling through our net investment position initiated with our acquisition of land in London in the second quarter of Fiscal Year 2018 for future MSG Sphere development and through cash and invested funds which will be deployed in the construction of our London venue. We may evaluate and decide, to the extent reasonable and practical, to reduce the translation risk of foreign currency fluctuations by entering into foreign currency forward exchange contracts with financial institutions. If we were to enter into such hedging transactions, the market risk resulting from foreign currency fluctuations is unlikely to be entirely eliminated. We do not plan to enter into derivative financial instrument transactions for foreign currency speculative purposes. During Fiscal Year 2021, the GBP/USD exchange rate ranged from 1.2470 to 1.4218 as compared to GBP/USD exchange rate of 1.3836 as of June 30, 2021, a fluctuation of ranging from 4% to 14%. As of June 30, 2021, a uniform hypothetical 9% fluctuation in the GBP/USD exchange rate would have resulted in a change of approximately $16,157 in the Company’s net asset value.
Item 8. Financial Statements and Supplementary Data
The Financial Statements required by this Item 8 appear beginning on page F-1 of this Annual Report on Form 10-K, and are incorporated by reference herein.
Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

As previously reported on our Current Report on Form 8-K filed with the SEC on November 24, 2020 (the “prior 8-K”), on November 18, 2020, we dismissed our former independent registered public accounting firm and appointed Deloitte & Touche LLP as our independent registered public accounting firm for the fiscal year ending June 30, 2021. For more information, please refer to the prior 8-K.
Item 9A. Controls and Procedures
Evaluation of Disclosure Controls and Procedures
An evaluation was carried out under the supervision and with the participation of the Company’s management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of the end of the period covered by this report. Based upon that evaluation, the Company’s Chief Executive Officer and Chief Financial Officer concluded that as of June 30, 2021 the Company’s disclosure controls and procedures were effective.
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
Under the supervision and with the participation of management, including the Company’s Chief Executive Officer and Chief Financial Officer, we conducted an evaluation of the effectiveness of our internal control over financial reporting based on the framework in Internal Control — Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission. In conducting the Company’s assessment of the effectiveness of its internal control over financial reporting, management elected to exclude the operations of Hakkasan within the Tao Group Hospitality segment, which was acquired by Tao Group Hospitality in the fourth quarter of Fiscal Year 2021. Hakkasan represented $165.5 million of the consolidated total assets as of June 30, 2021 (including $47.2 million of related intangibles and $3.4 million of goodwill which were included within the scope of the assessment) and $27.6 million of the consolidated total revenues for Fiscal Year 2021. Based on the results of this evaluation, our management concluded that our internal control over financial reporting was effective as of June 30, 2021. The effectiveness of our internal control over financial reporting as of June 30, 2021 has been audited by Deloitte & Touche LLP, an independent registered public accounting firm, as stated in their report which is included herein.
Changes in Internal Control over Financial Reporting
There were no changes in the Company’s internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the fiscal quarter ended June 30, 2021 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.
Item 9B. Other Information
On August 18, 2021, Andrew Lustgarten, President of the Company, entered into certain amended and restated aircraft time sharing agreements (the “Time Sharing Agreements”) pursuant to which Mr. Lustgarten may lease various Company-owned or leased aircraft for limited personal use. For any flight taken under the Time Sharing Agreements, Mr. Lustgarten will pay for the actual expenses of the flight as listed in the applicable agreement, but not to exceed the maximum amount permitted under Federal Aviation Administration rules.
The above description of the Time Sharing Agreements are qualified in their entirety by reference to those agreements which are attached hereto as Exhibit 10.54, Exhibit 10.55, Exhibit 10.56 and Exhibit 10.57, respectively, and are incorporated into this Item 9B by reference.

PART III
Item 10. Directors, Executive Officers and Corporate Governance
Information relating to our directors, executive officers and corporate governance will be included in the proxy statement for the 2021 annual meeting of the Company’s stockholders, which is expected to be filed within 120 days of our fiscal year end, and is incorporated herein by reference.
Item 11. Executive Compensation
Information relating to executive compensation will be included in the proxy statement for the 2021 annual meeting of the Company’s stockholders, which is expected to be filed within 120 days of our fiscal year end, and is incorporated herein by reference.
Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters
Information relating to the beneficial ownership of our common stock will be included in the proxy statement for the 2021 annual meeting of the Company’s stockholders, which is expected to be filed within 120 days of our fiscal year end, and is incorporated herein by reference.
Item 13. Certain Relationships and Related Transactions, and Director Independence
Information relating to certain relationships and related transactions and director independence will be included in the proxy statement for the 2021 annual meeting of the Company’s stockholders, which is expected to be filed within 120 days of our fiscal year end, and is incorporated herein by reference.
Item 14. Principal Accountant Fees and Services
Information relating to principal accountant fees and services will be included in the proxy statement for the 2021 annual meeting of the Company’s stockholders, which is expected to be filed within 120 days of our fiscal year end, and is incorporated herein by reference.

PART IV
Item 15. Exhibits and Financial Statement Schedules

Page No.
The following documents are filed as part of this report:

1.	The financial statements as indicated in the index set forth on page	F- 1

2.	Financial statement schedule:
Schedule supporting consolidated and combined financial statements:
	Schedule II — Valuation and Qualifying Accounts	96
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

2.3
Agreement and Plan of Merger, dated as of March 25, 2021, by and among Madison Square Garden Entertainment Corp., Merger Sub Inc. and MSG Networks Inc. (incorporated by reference to Exhibit 2.1 to the Company’s Current Report on Form 8-K filed on March 26, 2021).

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

4.3	Description of Capital Stock
4.4	Registration Rights Agreement, dated as of January 13, 2010, by and among MSG Networks Inc. (formerly known as The Madison Square Garden Company) and the Charles F. Dolan Children Trusts.
4.5	Registration Rights Agreement, dated as of January 13, 2010, by and among MSG Networks Inc. (formerly known as The Madison Square Garden Company) and the Dolan Family Affiliates.
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

EXHIBIT NO.	DESCRIPTION
10.3	Tax Disaffiliation Agreement, dated as of September 11, 2015, between MSG Networks Inc. and Madison Square Garden Sports Corp. (formerly known as The Madison Square Garden Company).
10.4	Distribution Agreement, dated as of September 11, 2015, among MSG Networks Inc. and Madison Square Garden Sports Corp. (formerly known as The Madison Square Garden Company).
10.5
Employee Matters Agreement, dated as of March 31, 2020, between Madison Square Garden Sports Corp. (formerly The Madison Square Garden Company) and Madison Square Garden Entertainment Corp. (formerly MSG Entertainment Spinco, Inc.) (incorporated by reference to Exhibit 10.3 to Amendment No. 3 to the Company’s Registration Statement on Form 10 filed on April 1, 2020).

10.6	Employee Matters Agreement, dated as of September 11, 2015, between MSG Networks Inc. and Madison Square Garden Sports Corp. (formerly known as The Madison Square Garden Company).
10.7
Madison Square Garden Entertainment Corp. 2020 Employee Stock Plan (incorporated by reference to Exhibit 10.4 to the Company’s Annual Report on Form 10-K for the year ended June 30, 2020 filed on August 31, 2020). †

10.8
Madison Square Garden Entertainment Corp. 2020 Stock Plan for Non-Employee Directors (incorporated by reference to Exhibit 10.5 to the Company’s Annual Report on Form 10-K for the year ended June 30, 2020 filed on August 31, 2020).†

10.9	MSG Networks Inc. 2010 Employee Stock Plan, as amended (incorporated by reference to Exhibit 4.5 to the Company’s Registration Statement on Form S-8 filed on July 9, 2021. †
10.10
Standstill Agreement, dated as of April 3, 2020, between Madison Square Garden Entertainment Corp. (formerly MSG Entertainment Spinco, Inc.) and the Dolan Family Group (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on April 23, 2020).

10.11
Form of Indemnification Agreement between Madison Square Garden Entertainment Corp. (formerly MSG Entertainment Spinco, Inc.) and its Directors and Officers (incorporated by reference to Exhibit 10.9 to the Company’s Registration Statement on Form 10 filed on March 6, 2020).

10.12
Form of Madison Square Garden Entertainment Corp. Non-Employee Director Award Agreement (incorporated by reference to Exhibit 10.10 to Amendment No. 1 to the Company’s Registration Statement on Form 10 filed on March 18, 2020). †

10.13
Form of Madison Square Garden Entertainment Corp. Restricted Stock Units Agreement (incorporated by reference to Exhibit 10.11 to Amendment No. 1 to the Company’s Registration Statement on Form 10 filed on March 18, 2020). †

10.14
Form of Madison Square Garden Entertainment Corp. Performance Restricted Stock Units Agreement (incorporated by reference to Exhibit 10.12 to Amendment No. 1 to the Company’s Registration Statement on Form 10 filed on March 18, 2020). †

10.15
Form of Madison Square Garden Entertainment Corp. Option Agreement (incorporated by reference to Exhibit 10.13 to Amendment No. 1 to the Company’s Registration Statement on Form 10 filed on March 18, 2020). †

10.16
Form of Madison Square Garden Entertainment Corp. Performance Option Agreement (incorporated by reference to Exhibit 10.14 to Amendment No. 1 to the Company’s Registration Statement on Form 10 filed on March 18, 2020). †

10.17
Form of Madison Square Garden Entertainment Corp. Restricted Stock Units Agreement in respect of Madison Square Garden Sports Corp. Restricted Stock Units (incorporated by reference to Exhibit 10.15 to the Company’s Registration Statement on Form 10 filed on March 6, 2020). †

10.18
Form of Madison Square Garden Entertainment Corp. Option Agreement in respect of Madison Square Garden Sports Corp. Options (incorporated by reference to Exhibit 10.16 to the Company’s Registration Statement on Form 10 filed on March 6, 2020). †

10.19
Form of Madison Square Garden Entertainment Corp. Performance Restricted Stock Units in respect of Madison Square Garden Sports Corp. Performance Restricted Stock Units (incorporated by reference to Exhibit 10.17 to the Company’s Registration Statement on Form 10 filed on March 6, 2020). †

10.20
Employment Agreement, dated as of March 31, 2020, between Madison Square Garden Entertainment Corp. (formerly MSG Entertainment Spinco, Inc.) and James L. Dolan (incorporated by reference to Exhibit 10.47 to Amendment No. 3 to the Company’s Registration Statement on Form 10 filed on April 1, 2020). †

10.21
Employment Agreement, dated as of March 31, 2020, between Madison Square Garden Entertainment Corp. (formerly MSG Entertainment Spinco, Inc) and Andrew Lustgarten (incorporated by reference to Exhibit 10.48 to Amendment No. 3 to the Company’s Registration Statement on Form 10 filed on April 1, 2020). †

10.22
Employment Agreement, dated as of April 17, 2020, between Madison Square Garden Entertainment Corp. and Mark H. FitzPatrick (incorporated by reference to Exhibit 10.4 to the Company’s Current Report on Form 8-K filed on April 23, 2020). †

EXHIBIT NO.	DESCRIPTION
10.23
Employment Agreement, dated as of June 26, 2020, between Madison Square Garden Entertainment Corp. and Scott S. Packman (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on June 29, 2020). †

10.24
Employment Agreement, dated as of October 25, 2018, between Madison Square Garden Entertainment Sports Corp. (formerly The Madison Square Garden Company) and Philip D’Ambrosio, as assigned to Madison Square Garden Entertainment Corp. (formerly MSG Entertainment Spinco, Inc.) (incorporated by reference to Exhibit 10.49 to the Company’s Registration Statement on Form 10 filed on March 6, 2020). †

10.25
Employment Agreement, dated as of January 23, 2020, between Madison Square Garden Entertainment Sports Corp. (formerly The Madison Square Garden Company) and Joseph Yospe, as assigned to MSG Entertainment Spinco, Inc. (incorporated by reference to Exhibit 10.50 to the Company’s Registration Statement on Form 10 filed on March 6, 2020). †

10.26
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

10.27	Employment Agreement, dated as of September 16, 2016, between MSG Networks Inc. and James L. Dolan. †
10.28	Letter Agreement, dated as of August 26, 2020 between MSG Networks Inc. and James L. Dolan. †
10.29	Employment Agreement, dated as of September 6, 2018, between MSG Networks Inc. and Andrea Greenberg. †
10.30
Construction Agreement, dated as of May 31, 2019, by and between MSG Las Vegas, LLC and Hunt Construction Group Inc. (incorporated by reference to Exhibit 10.18 to Amendment No. 1 to the Company’s Registration Statement on Form 10 filed on March 18, 2020). +

10.31
Ground Lease Agreement, dated July 16, 2018, by and among Sands Arena Landlord LLC, Venetian Casino Resort, LLC, MSG Las Vegas, LLC, and MSG Entertainment Group, LLC (formerly MSG Sports & Entertainment, LLC) (incorporated by reference to Exhibit 10.19 to Amendment No. 1 to the Company’s Registration Statement on Form 10 filed on March 18, 2020).+

10.32
First Amendment to Ground Lease, dated November 14, 2018, by and among Sands Arena Landlord LLC, Venetian Casino Resort, LLC, MSG Las Vegas, LLC, and MSG Entertainment Group, LLC (formerly MSG Sports & Entertainment, LLC) (incorporated by reference to Exhibit 10.20 to Amendment No. 1 to the Company’s Registration Statement on Form 10 filed on March 18, 2020).

10.33
Letter Agreement amending Ground Lease Agreement dated July 16, 2018, by and between Sands Arena Landlord LLC and MSG Las Vegas, LLC, dated October 30, 2020 (incorporated by reference to Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q for the quarter ended December 31, 2021 filed on February 12, 2021).

10.34
Lease Agreement, between RCPI Trust and Radio City Productions LLC, relating to Radio City Music Hall, dated December 4, 1997 (incorporated by reference to Exhibit 10.21 to Amendment No. 1 to the Company’s Registration Statement on Form 10 filed on March 18, 2020). +

10.35
First Amendment to Lease Agreement, dated December 4, 1997, between RCPI Trust and Radio City Productions LLC, dated February 19, 1999 (incorporated by reference to Exhibit 10.22 to Amendment No. 1 to the Company’s Registration Statement on Form 10 filed on March 18, 2020).

10.36
Second Amendment to Lease Agreement, dated December 4, 1997, between RCPI Landmark Properties, L.L.C. and Radio City Productions LLC, dated November 6, 2002 (incorporated by reference to Exhibit 10.23 to Amendment No. 1 to the Company’s Registration Statement on Form 10 filed on March 18, 2020). +

10.37
Third Amendment to Lease Agreement, dated December 4, 1997, between RCPI Landmark Properties, L.L.C. and Radio City Productions LLC, dated August 14, 2008 (incorporated by reference to Exhibit 10.24 to Amendment No. 1 to the Company’s Registration Statement on Form 10 filed on March 18, 2020). +

10.38
Fourth Amendment to Lease Agreement, dated December 4, 1997, between RCPI Landmark Properties, L.L.C. and Radio City Productions LLC, dated January 24, 2011 (incorporated by reference to Exhibit 10.25 to Amendment No. 1 to the Company’s Registration Statement on Form 10 filed on March 18, 2020). +

10.39
Sixth Amendment to Lease Agreement, dated December 4, 1997, between RCPI Landmark Properties, L.L.C. and Radio City Productions LLC, dated July 1, 2021 (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on July 2, 2021) +

EXHIBIT NO.	DESCRIPTION
10.40
First Renewal Option Extension Letter amending Lease Agreement, dated December 4, 1997, by and between RCPI Landmark Properties, L.L.C. and Radio City Productions LLC (as amended), dated February 24, 2021 (incorporated by reference to Exhibit 10.6 to the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2021 filed on May 7, 2021).

10.41
Second Renewal Option Extension Letter amending Lease Agreement, dated December 4, 1997, by and between RCPI Landmark Properties, L.L.C. and Radio City Productions LLC (as amended), dated March 25, 2021 (incorporated by reference to Exhibit 10.7 to the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2021 filed on May 7, 2021).

10.42
Third Renewal Option Extension Letter amending Lease Agreement, dated December 4, 1997, by and between RCPI Landmark Properties, L.L.C. and Radio City Productions LLC (as amended), dated April 29 2021 (incorporated by reference to Exhibit 10.8 to the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2021 filed on May 7, 2021).

10.43
Guaranty of Lease, dated September 28, 2015, between MSG Entertainment Group, LLC (formerly MSG Sports  & Entertainment, LLC) and RCPI Landmark Properties, L.L.C. (incorporated by reference to Exhibit 10.26 to Amendment No. 1 to the Company’s Registration Statement on Form 10 filed on March 18, 2020) +

10.44
Summary of Office Space Arrangement, between MSG Entertainment Group, LLC (formerly MSG Sports & Entertainment, LLC) and the Knickerbocker Group LLC (incorporated by reference to Exhibit 10.27 to Amendment No. 1 to the Company’s Registration Statement on Form 10 filed on March 18, 2020).

10.45
Aircraft Support Services Agreement, effective July 1, 2018, between MSG Entertainment Group, LLC (formerly MSG Sports  & Entertainment, LLC) and JDSS (for the G450) (incorporated by reference to Exhibit 10.28 to Amendment No. 1 to the Company’s Registration Statement on Form 10 filed on March 18, 2020).

10.46
Aircraft Support Services Agreement, dated December 17, 2018, between MSG Entertainment Group, LLC (formerly MSG Sports & Entertainment, LLC) and the Dolan Family Members (for the DFO G550) (incorporated by reference to Exhibit 10.33 to Amendment No. 1 to the Company’s Registration Statement on Form 10 filed on March 18, 2020).

10.47
Amendment No. 1 to Aircraft Support Services Agreement, dated December 17, 2018, between MSG Entertainment Group, LLC (formerly MSG Sports & Entertainment, LLC) and JDSS, (for the G450) effective July 1, 2020.

10.48
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

10.52
Time Sharing Agreement, effective July 1, 2018, between MSG Entertainment Group, LLC (formerly MSG Sports  & Entertainment, LLC) and Charles F. Dolan (for the G550) (incorporated by reference to Exhibit 10.29 to Amendment No. 1 to the Company’s Registration Statement on Form 10 filed on March 18, 2020).

10.53
Time Sharing Agreement, effective July 1, 2018, between MSG Entertainment Group, LLC (formerly MSG Sports  & Entertainment, LLC) and Quart 2C, LLC (for the G550) (incorporated by reference to Exhibit 10.30 to Amendment No. 1 to the Company’s Registration Statement on Form 10 filed on March 18, 2020).

10.54	Amended and Restated Time Sharing Agreement, dated August 18, 2021, between MSG Entertainment Group, LLC and Andrew Lustgarten (for the Challenger).
10.55	Amended and Restated Time Sharing Agreement, dated August 18, 2021, between MSG Entertainment Group, LLC and Andrew Lustgarten (for the G450).
10.56	Amended and Restated Time Sharing Agreement, dated August 18, 2021, between MSG Entertainment Group, LLC and Andrew Lustgarten (for the G550).

EXHIBIT NO.	DESCRIPTION
10.57	Amended and Restated Time Sharing Agreement, dated August 18, 2021, between MSG Entertainment Group, LLC and Andrew Lustgarten (for the DFO G550).
10.58
Time Sharing Agreement, dated as of April 15, 2020, between MSG Entertainment Group, LLC and MSG Sports, LLC (for the G450) (incorporated by reference to Exhibit 10.45 to the Company’s Annual Report on Form 10-K for the year ended June 30, 2020 filed on August 31, 2020).

10.59
Time Sharing Agreement, dated as of April 15, 2020, between MSG Entertainment Group, LLC and MSG Sports, LLC (for the G550) (incorporated by reference to Exhibit 10.46 to the Company’s Annual Report on Form 10-K for the year ended June 30, 2020 filed on August 31, 2020).

10.60
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

10.61
Second Amended and Restated Limited Liability Company Agreement of TAO Group Holdings LLC, dated as of January 31, 2017) (incorporated by reference to Exhibit 10.42 to Amendment No. 1 to the Company’s Registration Statement on Form 10 filed on March 18, 2020).

10.62
Amendment No.  1 to Second Amended and Restated Limited Liability Company Agreement of TAO Group Holdings LLC, dated as of May 23, 2019 (incorporated by reference to Exhibit 10.43 to Amendment No. 1 to the Company’s Registration Statement on Form 10 filed on March 18, 2020).

10.63
Amendment No. 2 to Second Amended and Restated Limited Liability Company Agreement of TAO Group Holdings LLC, dated as of April 27, 2021 (incorporated by reference to Exhibit 10.5 to the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2021 filed on May 7, 2021).

10.64
Transaction Agreement, dated as of April 27, 2021, between TAO Group Sub-Holdings LLC and Hakkasan USA, Inc. (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on April 28, 2021).

10.65
Amended and Restated Limited Liability Company Agreement of TAO Group Sub-Holdings LLC, dated as of April 27, 2021 (incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K filed on April 28, 2021).

10.66
Credit Agreement, dated as of November 12, 2020, among MSG National Properties, LLC, as borrower, MSG Entertainment Group, LLC and certain subsidiaries of the borrower, as guarantors, the various lenders party thereto, and JPMorgan Chase Bank, N.A., as administrative agent (incorporated by reference to Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q for the quarter ended October 31, 2020 filed on November 16, 2020).

10.67
Amendment No. 1 to Credit Agreement, dated as of November 12, 2020, among MSG National Properties, LLC, as borrower, MSG Entertainment Group, LLC and certain subsidiaries of the borrower, as guarantors, the various lenders party thereto, and JPMorgan Chase Bank, N.A., as administrative agent, dated as of May 24, 2021.

10.68
Security Agreement, dated as of November 12, 2020, among MSG National Properties, LLC, certain subsidiaries of MSG National Properties, LLC, and JPMorgan Chase Bank, N.A., as administrative agent (incorporated by reference to Exhibit 10.2 to the Company’s Quarterly Report on Form 10-Q for the quarter ended October 31, 2020 filed on November 16, 2020).

10.69
Credit Agreement, dated as of May  23, 2019, among TAO Group Operating LLC, TAO Group Intermediate Holdings LLC, the various lenders thereto, and JPMorgan Chase Bank, N.A., as administrative agent (incorporated by reference to Exhibit 10.44 to Amendment No. 1 to the Company’s Registration Statement on Form 10 filed on March 18, 2020).

10.70
Amendment No. 1 to Credit Agreement, dated as of August 6, 2020, among Tao Group Operating LLC, Tao Group Intermediate Holdings LLC, the various lenders thereto, and JPMorgan Chase Bank, N.A., as administrative agent (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on August 7, 2020).

10.71
Credit Agreement, dated as of May 23, 2019, as amended by Amendment No. 1 thereto, dated as of August 6, 2020, among Tao Group Operating LLC, Tao Group Intermediate Holdings LLC, the various lenders thereto, and JPMorgan Chase Bank, N.A., as administrative agent (incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K filed on August 7, 2020).

10.72
Guarantee and Reserve Account Agreement, dated as of August 6, 2020, by MSG Entertainment Group, LLC, in favor of JPMorgan Chase Bank, N.A., as collateral agent (incorporated by reference to Exhibit 10.3 to the Company’s Current Report on Form 8-K filed on August 7, 2020).

EXHIBIT NO.	DESCRIPTION
10.73
Security Agreement, dated as of May  23, 2019, among TAO Group Operating LLC, TAO Group Intermediate Holdings LLC, certain subsidiaries of TAO Group Intermediate Holdings LLC and JPMorgan Chase Bank, N.A., as administrative and collateral agent (incorporated by reference to Exhibit 10.45 to Amendment No. 1 to the Company’s Registration Statement on Form 10 filed on March 18, 2020).

10.74
Credit Agreement, dated as of September 28, 2015, by and among MSGN Holdings, L.P., certain subsidiaries of MSGN Holdings, L.P. identified therein, MSGN Eden, LLC, MSGN Regional Holdings LLC and JPMorgan Chase Bank, N.A., as administrative agent, collateral agent and a letter of credit issuer, and the lenders party thereto.

10.75
Amended and Restated Credit Agreement, dated as of October 11, 2019, by and among MSGN Holdings, L.P., certain subsidiaries of MSGN Holdings, L.P. identified therein, MSGN Eden, LLC, Regional MSGN Holdings LLC and JP Morgan Chase Bank, N.A., as administrative agent, and the lenders party thereto.

10.76
Security Agreement dated as of September 28, 2015, by and among MSGN Holdings, L.P., certain subsidiaries of MSGN Holdings, L.P. identified therein, MSGN Eden, LLC, MSGN Regional Holdings LLC, and JPMorgan Chase Bank, N.A., as collateral agent thereto.

10.77
Arena License Agreement, dated as of April 15, 2020, between MSG Arena, LLC and New York Knicks, LLC (incorporated by reference to Exhibit 10.55 to the Company’s Annual Report on Form 10-K for the year ended June 30, 2020 filed on August 31, 2020). +

10.78
Arena License Agreement, dated as of April 15, 2020, between MSG Arena, LLC and New York Rangers, LLC (incorporated by reference to Exhibit 10.56 to the Company’s Annual Report on Form 10-K for the year ended June 30, 2020 filed on August 31, 2020). +

10.79
Sponsorship Sales and Representation Agreement, dated as of April 15, 2020, between Rangers, LLC and MSG Entertainment Group, LLC (incorporated by reference to Exhibit 10.57 to the Company’s Annual Report on Form 10-K for the year ended June 30, 2020 filed on August 31, 2020). +

10.80
Sponsorship Sales and Representation Agreement, dated as of April 15, 2020, between Knicks, LLC and MSG Entertainment Group, LLC (incorporated by reference to Exhibit 10.58 to the Company’s Annual Report on Form 10-K for the year ended June 30, 2020 filed on August 31, 2020). +

10.81
NBA Transaction Agreement, dated as of April 15, 2020, among Madison Square Garden Sports Corp. (formerly The Madison Square Garden Company), Madison Square Garden Entertainment Corp. (formerly MSG Entertainment Spinco, Inc.) and certain other parties thereto (incorporated by reference to Exhibit 10.59 to the Company’s Annual Report on Form 10-K for the year ended June 30, 2020 filed on August 31, 2020).

10.82
NHL Transaction Agreement, dated as of April 15, 2020, dated as of April 15, 2020, among Madison Square Garden Sports Corp. (formerly The Madison Square Garden Company), Madison Square Garden
Entertainment Corp. (formerly MSG Entertainment Spinco, Inc.) and certain other parties thereto (incorporated by reference to Exhibit 10.60 to the Company’s Annual Report on Form 10-K for the year ended June 30, 2020 filed on August 31, 2020).

10.83
Membership Interest Purchase Agreement, dated as of March 24, 2020, by and among CAPSS LLC, Polpat LLC, MSG National Properties, LLC, MSG Entertainment Group, LLC (formerly MSG Sports & Entertainment, LLC) and MSG Forum, LLC (incorporated by reference to Exhibit 10.54 to Amendment No. 2 to the Company’s Registration Statement on Form 10 filed on March 26, 2020).

10.84
MSG Networks Voting and Support Agreement, dated as of March 25, 2021, by and among Madison Square Garden Entertainment Corp. and certain stockholders of MSG Networks Inc. that are signatories thereto (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on March 26, 2021).

10.85
MSG Entertainment Voting and Support Agreement, dated as of March 25, 2021, by and among MSG Networks Inc. and certain stockholders of Madison Square Garden Entertainment Corp. that are signatories thereto (incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K filed on March 26, 2021).

16.1	Letter from KPMG LLP, dated November 24, 2020 (incorporated by reference to Exhibit 16.1 to the Company’s Current Report on Form 8-K filed on November 24, 2020).
21.1	Subsidiaries of the Registrant.
23.1	Consent of Deloitte & Touche LLP.
23.2	Consent of KPMG LLP.
24.1	Powers of Attorney (included on the signature page to this Annual Report on Form 10-K).
31.1	Certification by the Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	Certification by the Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1	Certification by the Chief Executive Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2	Certification by the Chief Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

EXHIBIT NO.	DESCRIPTION
101	The following materials from Madison Square Garden Entertainment Corp. Annual Report on Form 10-K for the year ended June 30, 2021, formatted in Inline Extensible Business Reporting Language (iXBRL): (i) consolidated balance sheets, (ii) consolidated and combined statements of operations, (iii) consolidated and combined statements of comprehensive income (loss), (iv) consolidated and combined statements of cash flows, (v) consolidated and combined statements of equity and redeemable noncontrolling interests, and (vi) notes to consolidated and combined financial statements.
104	The cover page form the Company’s Annual Report on Form 10-K for the year ended June 30, 2021 formatted in Inline XBRL and contained in Exhibit 101.
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

MADISON SQUARE GARDEN ENTERTAINMENT CORP.
SCHEDULE II
VALUATION AND QUALIFYING ACCOUNTS
(in thousands)

		(Additions) / Deductions
	Balance at Beginning of Period	Charged to Costs and Expenses	Charged to Other Accounts		Deductions	Balance at End of Period
Year ended June 30, 2021
Allowance for doubtful accounts / credit losses	$(9,135)	$(468)	$—		$4,026	$(5,577)	(a)
Deferred tax valuation allowance	(34,646)	(123,011)	(3,929)		—	(161,586)
	$(43,781)	$(123,479)	$(3,929)		$4,026	$(167,163)

Year ended June 30, 2020
Allowance for doubtful accounts / credit losses	$(1,814)	$(9,945)	$—		$2,624	$(9,135)
Deferred tax valuation allowance	(117,679)	13,352	69,681	(b)	—	(34,646)
	$(119,493)	$3,407	$69,681		$2,624	$(43,781)

Year ended June 30, 2019
Allowance for doubtful accounts / credit losses	$(777)	$(1,456)	$—		$419	$(1,814)
Deferred tax valuation allowance	(131,104)	(375)	13,800		—	(117,679)
	$(131,881)	$(1,831)	$13,800		$419	$(119,493)
_________________
(a)Allowance for credit losses as of June 30, 2021 did not include balances associated with the acquisition of Hakkasan in April 2021 in accordance with ASC 805-20-30-4.
(b)Prior to the Entertainment Distribution, the Company’s collections for ticket sales, sponsorships and suite rentals in advance were recorded as deferred revenue and were recognized as revenues when earned for both accounting and tax purposes. The tax recognition on most of these deferred revenues was accelerated to the date of the Entertainment Distribution and is the responsibility of MSG Sports. The Company will not reimburse MSG Sports for such taxes. At the time of the Entertainment Distribution, the Company recorded a deferred tax asset of $57,230 and a corresponding valuation allowance of $57,230 with regard to the deferred revenue acceleration for income tax purposes.

SIGNATURES
Pursuant to the requirements of the Section 13 or 15(d) the Securities Exchange Act of 1934, as amended, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on the 23rd day of August 2021.

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

Name	Title	Date
/s/ JAMES L. DOLAN	Executive Chairman and Chief Executive Officer (Principal Executive Officer) and Director	August 23, 2021
James L. Dolan
/s/ MARK H. FITZPATRICK	Executive Vice President and Chief Financial Officer (Principal Financial Officer)	August 23, 2021
Mark H. FitzPatrick
/s/ JOSEPH F. YOSPE	Senior Vice President, Controller and Principal Accounting Officer	August 23, 2021
Joseph F. Yospe
/s/ MARTIN BANDIER	Director	August 23, 2021
Martin Bandier
/s/ MATTHEW C. BLANK	Director	August 23, 2021
Matthew C. Blank
/s/ CHARLES F. DOLAN	Director	August 23, 2021
Charles F. Dolan
/s/ CHARLES P. DOLAN	Director	August 23, 2021
Charles P. Dolan
/s/ KRISTIN A. DOLAN	Director	August 23, 2021
Kristin A. Dolan

Name	Title	Date
/s/ MARIANNE DOLAN WEBER	Director	August 23, 2021
Marianne Dolan Weber
/s/ PAUL J. DOLAN	Director	August 23, 2021
Paul J. Dolan
/s/ QUENTIN F. DOLAN	Director	August 23, 2021
Quentin F. Dolan
/s/ RYAN T. DOLAN	Director	August 23, 2021
Ryan T. Dolan
/s/ THOMAS C. DOLAN	Director	August 23, 2021
Thomas C. Dolan
/s/ JOSEPH J. LHOTA	Director	August 23, 2021
Joseph J. Lhota
/s/ JOEL M. LITVIN	Director	August 23, 2021
Joel M. Litvin
/s/ FREDERIC V. SALERNO	Director	August 23, 2021
Frederic V. Salerno
/s/ BRIAN G. SWEENEY	Director	August 23, 2021
Brian G. Sweeney
/s/ JOHN L. SKYES	Director	August 23, 2021
John L. Sykes
/s/ VINCENT TESE	Director	August 23, 2021
Vincent Tese
/s/ ISIAH L. THOMAS III	Director	August 23, 2021
Isiah L. Thomas III

INDEX TO CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS

Page
Reports of Independent Registered Public Accounting Firms	F- 2
Consolidated Balance Sheets as of June 30, 2021 and 2020	F- 7
Consolidated Statement of Operations for the year ended June 30, 2021, Consolidated and Combined Statement of Operations for the year ended June 30, 2020 and Combined Statement of Operations for the year ended June 30, 2019
F- 9
Consolidated Statement of Comprehensive Income for the year ended June 30, 2021, Consolidated and Combined Statement of Comprehensive Income for the year ended June 30, 2020 and Combined Statements of Comprehensive Income (Loss) for the year ended June 30, 2019
F- 10
Consolidated Statement of Cash Flows for the year ended June 30, 2021, Consolidated and Combined Statement of Cash Flows for the year ended June 30, 2020 and Combined Statement of Cash Flows for the year ended June 30, 2019
F- 11
Consolidated Statement of Equity and Redeemable Noncontrolling Interests for the year ended June 30, 2021, Consolidated and Combined Statement of Equity and Redeemable Noncontrolling Interests for the year ended June 30, 2020, and Combined Statement of Equity and Redeemable Noncontrolling Interests for the year ended June 30, 2019
F- 13
Notes to Consolidated and Combined Financial Statements	F- 16

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
To the Stockholders and Board of Directors of Madison Square Garden Entertainment Corp.:
Opinion on the Financial Statements
We have audited the accompanying consolidated balance sheet of Madison Square Garden Entertainment Corp. and its subsidiaries (the “Company”) as of June 30, 2021, the related consolidated statements of operations, comprehensive loss, cash flows, and stockholders’ equity and redeemable noncontrolling interests for the year ended June 30, 2021, and the related notes and the financial statement Schedule II listed in the Index at Item 15 (collectively referred to as the “financial statements”). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of June 30, 2021, and the results of its operations and its cash flows for the year ended June 30, 2021, in conformity with accounting principles generally accepted in the United States of America.
We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the Company's internal control over financial reporting as of June 30, 2021, based on criteria established in Internal Control — Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated August 23, 2021, expressed an unqualified opinion on the Company's internal control over financial reporting.
Basis for Opinion
These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on the Company's financial statements based on our audit. We are a public accounting firm registered with the PCAOB and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.
We conducted our audit in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement, whether due to error or fraud. Our audit included performing procedures to assess the risks of material misstatement of the financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the financial statements. Our audit also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the financial statements. We believe that our audit provides a reasonable basis for our opinion.
Critical Audit Matters
The critical audit matters communicated below are matters arising from the current-period audit of the financial statements that were communicated or required to be communicated to the audit committee and that (1) relate to accounts or disclosures that are material to the financial statements and (2) involved our especially challenging, subjective, or complex judgments. The communication of critical audit matters does not alter in any way our opinion on the financial statements, taken as a whole, and we are not, by communicating the critical audit matters below, providing separate opinions on the critical audit matters or on the accounts or disclosures to which they relate.
Related Party Transactions — Refer to Note 20 to the financial statements
Critical Audit Matter Description
The Dolan family, including trusts for the benefit of members of the Dolan family (collectively, the Dolan Family Group), as of June 30, 2021, is the majority beneficial owner of the Company, Madison Square Garden Sports Corp., MSG Networks Inc., AMC Networks Inc., and other related entities. In addition, there are certain overlapping directors and executive officers between the companies. Each of these entities has been identified as a related party at June 30, 2021. The Company has entered into a number of transactions with related parties, including, but not limited to agreements for use of the Madison Square Garden Arena, sponsorship, and advertising sales and service representation, team sponsorship allocation agreements, and service agreements, which include certain shared executive support costs for the Company’s Executive Chairman and Chief Executive Officer, President, and the Company’s Vice Chairman.
We identified the evaluation of the Company’s identification of related parties and related party transactions as a critical audit matter. This required a high degree of auditor judgment and an increased extent of effort when performing audit procedures to evaluate the reasonableness of management’s procedures performed to identify related parties and related party transactions of the Company.

How the Critical Audit Matter Was Addressed in the Audit
Our audit procedures related to the Company’s identification of related parties and related party transactions included the following, among others:
•We tested the operating effectiveness of internal controls over the Company’s related party process, including controls over the identification of the Company’s related party relationships and transactions, the authorization and approval of transactions with related parties, the allocation of revenues and operating expenses among related parties, and the accounting for and disclosure of relationships and transactions with related parties in the financial statements;
•Inquired with executive officers including the Company’s internal legal counsel, key members of management, and the Audit Committee of the Board of Directors regarding related party transactions;
•Read agreements and contracts with and between related parties and, in certain cases third parties, and evaluated whether authorization and approvals were obtained and the terms and other information about transactions are consistent with explanations from inquiries and other audit evidence obtained about the business purpose of the transactions;
•With the assistance of our data specialists, we analyzed the general ledger detail to identify potential additional transactions with related parties;
•Compared the Company’s reconciliation of applicable accounts to related parties’ records of transactions and balances;
•For new or amended revenue arrangements among related parties, evaluated the reasonableness of management’s allocation of the transaction price to each performance obligation identified in the arrangement;
•Received confirmations from related parties and, in certain cases third parties, and compared responses to the Company’s records;
•Performed the following procedures to identify information related to potential additional transactions between the Company and related parties that may also involve third parties:
◦Read the Company’s minutes from meetings of the Board of Directors and related committees of the Board of Directors;
◦Inspected annual compliance questionnaires completed by the Company’s directors and officers;
◦Read publicly available sources including the Company’s public filings and press releases as well as certain analyst and industry reports; and
◦Listened to or read transcripts of the Company’s quarterly investor relations calls.
Acquisition of Hakkasan Business — Refer to Note 3 to the financial statements
Critical Audit Matter Description
Tao Group Sub-Holdings LLC (“Tao”), a subsidiary of Tao Group Hospitality and an indirect subsidiary of the Company, entered into a Transaction Agreement (the “Transaction Agreement”) on April 27, 2021, pursuant to which Tao Group Sub-Holdings LLC acquired the business (“Hakkasan”) of Hakkasan USA, Inc., a Delaware corporation (“Hakkasan Parent”). Pursuant to the Transaction Agreement, Hakkasan Parent contributed its interest in Hakkasan to Tao Group Sub-Holdings LLC in exchange for approximately 18% of the common equity interests in Tao Group Sub-Holdings LLC. After the closing date, Tao Group Hospitality, which owned all of the issued and outstanding common equity interests in Tao before the closing date, owns approximately 82% of the common equity interests in Tao.
Determining the fair value of the equity of Tao, inclusive of Hakkasan (the “combined entity”), is necessary to derive the allocation of the purchase price for the acquisition, to recognize the assets acquired and liabilities assumed at their fair values on the acquisition date, in applying the purchase method of accounting.
The development of the fair value of the equity of the combined entity is an estimate, requires judgment, and is subjective based on assumptions, the most significant being the combined entity’s revenue projections within its future cash flows, and the discount rate and the long-term growth rate applied within the discounted cash flow model of the combined entity.

We identified the fair value of the equity of the combined entity as a critical audit matter because of the significant estimates and management assumptions utilized in projecting revenue within future cash flows and selecting an appropriate discount rate and a long-term growth rate in the valuation of the combined entity. This required a high degree of auditor judgment and an increased extent of audit effort, including the need to involve our fair value specialists when performing audit procedures to evaluate the reasonableness of management’s valuation methodology and the selection of inputs to the valuation.
How the Critical Audit Matter Was Addressed in the Audit
Our audit procedures related to the fair value of the equity of the combined entity, including projections of revenue within future cash flows and the selection of the discount rate and the long-term growth rate included the following, among others:
•We tested the operating effectiveness of internal controls over the valuation of the combined entity, including management’s internal controls over the selection and review of key assumptions used in projected financial information;
•We assessed the reasonableness of management's revenue projections by comparing the projections to historical results and market data;
•We evaluated whether the revenue projections in the valuation were consistent with projections used by the Company through evidence obtained in other areas of the audit;
•With the assistance of our fair value specialists, we evaluated the reasonableness of the valuation methodology and key valuation inputs utilized in the analysis including the selected discount rate and the long-term growth rate by:
◦Developing a range of independent estimates of the discount rate and long-term growth rate and comparing those to the rates selected by management;
◦Testing the reasonableness of the valuation inputs against observable market data and generally accepted valuation methodologies; and
◦Testing the mathematical accuracy of the calculations.

/s/ Deloitte & Touche LLP

New York, New York
August 23, 2021
We have served as the Company’s auditor since 2020.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
To the Stockholders and the Board of Directors of Madison Square Garden Entertainment Corp.:
Opinion on Internal Control over Financial Reporting
We have audited the internal control over financial reporting of Madison Square Garden Entertainment Corp. and subsidiaries (the “Company”) as of June 30, 2021, based on criteria established in Internal Control — Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of June 30, 2021, based on criteria established in Internal Control — Integrated Framework (2013) issued by COSO.
We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the consolidated financial statements as of and for the year ended June 30, 2021 of the Company, and our report dated August 23, 2021, expressed an unqualified opinion on those consolidated financial statements.
As described in Management’s Report on Internal Control Over Financial Reporting, management excluded from its assessment the internal control over financial reporting at Hakkasan USA, Inc., which was acquired on April 27, 2021, and whose financial statements constitute 4% of total assets and 15% of revenues of the consolidated financial statement amounts as of and for the year ended June 30, 2021. Accordingly, our audit did not include the internal control over financial reporting at Hakkasan, USA Inc.
Basis for Opinion
The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management’s Report on Internal Control over Financial Reporting. Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit. We are a public accounting firm registered with the PCAOB and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.
We conducted our audit in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects. Our audit included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, testing and evaluating the design and operating effectiveness of internal control based on the assessed risk, and performing such other procedures as we considered necessary in the circumstances. We believe that our audit provides a reasonable basis for our opinion.
Definition and Limitations of Internal Control over Financial Reporting
A company’s internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. A company’s internal control over financial reporting includes those policies and procedures that (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company’s assets that could have a material effect on the financial statements.
Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

/s/ Deloitte & Touche LLP
New York, New York
August 23, 2021
We have served as the Company's auditor since 2020.

Report of Independent Registered Public Accounting Firm

To the Stockholders and Board of Directors
Madison Square Garden Entertainment Corp.:

Opinion on the Consolidated and Combined Financial Statements
We have audited the accompanying consolidated balance sheet of Madison Square Garden Entertainment Corp. and subsidiaries (the “Company”) as of June 30, 2020, the related consolidated and combined statements of operations, comprehensive income (loss), cash flows, and equity and redeemable noncontrolling interests for the year ended June 30, 2020, and the combined statement of operations, comprehensive income (loss), cash flows, and equity and redeemable noncontrolling interests for the year ended June 30, 2019, and the related notes and financial statement schedule II (collectively, the “consolidated and combined financial statements”). In our opinion, the consolidated and combined financial statements present fairly, in all material respects, the financial position of the Company as of June 30, 2020, and the results of its operations and its cash flows for each of the years in the two-year period ended June 30, 2020, in conformity with U.S. generally accepted accounting principles.
Change in Accounting Principle
As described in Note 2 to the consolidated and combined financial statements, effective July 1, 2019, the Company changed its method of accounting for leases due to the adoption of ASC Topic 842, Leases.
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

/s/ KPMG LLP

We served as the Company’s auditor from 2019 to 2020.
New York, New York
August 28, 2020

MADISON SQUARE GARDEN ENTERTAINMENT CORP.
CONSOLIDATED BALANCE SHEETS
(in thousands, except per share data)

	June 30,
	2021	2020
ASSETS
Current Assets:
Cash and cash equivalents	$1,168,760	$906,555
Restricted cash	22,984	17,749
Short-term investments	—	337,192
Accounts receivable, net	85,955	57,184
Net related party receivables	36,378	23,062
Prepaid expenses	60,493	62,127
Other current assets	37,779	22,633
Total current assets	1,412,349	1,426,502
Investments in nonconsolidated affiliates	45,969	52,622
Property and equipment, net	2,099,347	1,646,115
Right-of-use lease assets	268,568	220,328
Amortizable intangible assets, net	171,451	150,426
Indefinite-lived intangible assets	63,801	63,801
Goodwill	77,687	74,309
Other assets	128,169	85,103
Total assets	$4,267,341	$3,719,206

See accompanying notes to consolidated and combined financial statements.

MADISON SQUARE GARDEN ENTERTAINMENT CORP.
CONSOLIDATED BALANCE SHEETS (Continued)
(in thousands, except per share data)

	June 30,
	2021	2020
LIABILITIES, REDEEMABLE NONCONTROLLING INTERESTS AND EQUITY
Current Liabilities:
Accounts payable	$23,933	$17,258
Net related party payables, current	57,616	18,418
Current portion of long-term debt, net of deferred financing costs	5,728	5,429
Accrued liabilities:
Employee related costs	68,242	68,837
Other accrued liabilities	181,636	125,452
Operating lease liabilities, current	68,544	53,388
Collections due to promoters	37,877	31,879
Deferred revenue	209,501	189,308
Total current liabilities	653,077	509,969
Long-term debt, net of deferred financing costs	655,093	28,126
Operating lease liabilities, noncurrent	224,729	174,219
Defined benefit and other postretirement obligations	28,847	26,132
Other employee related costs	15,629	15,591
Collections due to promoters, noncurrent	6,625	—
Deferred tax liabilities, net	11,972	12,450
Other liabilities	73,790	78,279
Total liabilities	1,669,762	844,766
Commitments and contingencies (see Note 12)
Redeemable noncontrolling interests	137,834	20,600
Madison Square Garden Entertainment Corp. Stockholders’ Equity:
Class A common stock, par value $0.01, 120,000 shares authorized; 19,618 and 19,493 shares outstanding as of June 30, 2021 and 2020, respectively	196	195
Class B common stock, par value $0.01, 30,000 shares authorized; 4,530 shares outstanding as of June 30, 2021 and 2020	45	45
Preferred stock, par value $0.01, 15,000 shares authorized; none outstanding as of June 30, 2021 and 2020	—	—
Additional paid-in capital	2,744,866	2,751,318
Retained earnings (accumulated deficit)	(270,146)	141,936
Accumulated other comprehensive loss	(27,120)	(51,857)
Total Madison Square Garden Entertainment Corp. stockholders’ equity	2,447,841	2,841,637
Nonredeemable noncontrolling interests	11,904	12,203
Total equity	2,459,745	2,853,840
Total liabilities, redeemable noncontrolling interests and equity	$4,267,341	$3,719,206

See accompanying notes to consolidated and combined financial statements.

MADISON SQUARE GARDEN ENTERTAINMENT CORP.
CONSOLIDATED AND COMBINED STATEMENTS OF OPERATIONS
(in thousands, except per share data)

	Years Ended June 30,
	2021	2020	2019
Revenues (a)	$180,401	$762,936	$1,048,909
Operating expenses:
Direct operating expenses (b)	171,924	508,122	670,641
Selling, general and administrative expenses (c)	322,714	344,637	314,522
Depreciation and amortization	114,664	104,899	109,343
Impairment for intangibles, long-lived assets, and goodwill	—	105,817	—
Gain on disposal of assets held for sale and associated settlements	—	(240,783)	—
Restructuring charges	21,299	—	—
Operating loss	(450,200)	(59,756)	(45,597)
Other income (expense):
Earnings (loss) in equity method investments	(6,858)	(4,433)	7,062
Interest income (d)	1,273	17,993	30,163
Interest expense	(35,098)	(2,300)	(15,262)
Miscellaneous income (expense), net (e)	51,062	38,855	(6,061)
	10,379	50,115	15,902
Loss from operations before income taxes	(439,821)	(9,641)	(29,695)
Income tax benefit (expense)	9,371	(5,046)	(443)
Net loss	(430,450)	(14,687)	(30,138)
Less: Net loss attributable to redeemable noncontrolling interests	(16,269)	(30,387)	(7,299)
Less: Net loss attributable to nonredeemable noncontrolling interests	(2,099)	(1,534)	(4,945)
Net income (loss) attributable to Madison Square Garden Entertainment Corp.’s stockholders	$(412,082)	$17,234	$(17,894)
Basic earnings (loss) per common share attributable to Madison Square Garden Entertainment Corp.’s stockholders (f)	$(17.39)	$0.72	$(0.75)
Diluted earnings (loss) per common share attributable to Madison Square Garden Entertainment Corp.’s stockholders (f)	$(17.39)	$0.72	$(0.75)
Weighted-average number of common shares outstanding:
Basic (f)	24,205	23,998	23,992
Diluted (f)	24,205	24,017	23,992
_________________
(a)Includes revenues from related parties of $49,969, $18,408 and $18,259 for the years ended June 30, 2021, 2020 and 2019, respectively.
(b)Includes net charges from (to) related parties of $(9,866), $57,741 and $94,014 for the years ended June 30, 2021, 2020 and 2019, respectively.
(c)Includes net charges to related parties of $(41,935), $(119,389) and $(119,666) for the years ended June 30, 2021, 2020 and 2019, respectively.
(d)Interest income includes interest income from nonconsolidated affiliates of $3,105 for the year ended June 30, 2019.
(e)Miscellaneous income (expense), net includes charges to related parties of $(178) and $(451) for the years ended June 30, 2020 and 2019, respectively.
(f)On April 17, 2020 (the “Entertainment Distribution Date”), 23,992 shares of common stock were distributed to stockholders of Madison Square Garden Sports Corp. (“MSG Sports,” formerly known as The Madison Square Garden Company) as of April 13, 2020. This share amount is being utilized for the calculation of basic and diluted earnings (loss) per share for both the years ended June 30, 2019 and for the period prior to April 17, 2020 in the year ended June 30, 2020 because Madison Square Garden Entertainment Corp. was a wholly-owned subsidiary of MSG Sports. prior to the Entertainment Distribution Date.
See accompanying notes to consolidated and combined financial statements.

MADISON SQUARE GARDEN ENTERTAINMENT CORP.
CONSOLIDATED AND COMBINED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
(in thousands)

	Years Ended June 30,
	2021		2020		2019
Net loss		$(430,450)		$(14,687)		$(30,138)
Other comprehensive income (loss), before income taxes:
Pension plans and postretirement plan:
Net unamortized losses arising during the period	$—		$(45)		$(2,565)
Amounts reclassified from accumulated other comprehensive loss:
Amortization of net actuarial loss included in net periodic benefit cost	1,191		1,342		1,286
Amortization of net prior service credit included in net periodic benefit cost	(5,168)		—		(7)
Curtailments	156		—		—
Settlement loss	870	(2,951)	67	1,364	52	(1,234)
Cumulative translation adjustments		27,688		(7,692)		(4,341)
Other comprehensive income (loss), before income taxes		24,737		(6,328)		(5,575)
Income tax expense related to items of other comprehensive income		—		—		—
Other comprehensive income (loss), net of income taxes		24,737		(6,328)		(5,575)
Comprehensive loss		(405,713)		(21,015)		(35,713)
Less: Comprehensive loss attributable to redeemable noncontrolling interests		(16,269)		(30,387)		(7,299)
Less: Comprehensive loss attributable to nonredeemable noncontrolling interests		(2,099)		(1,534)		(4,945)
Comprehensive income (loss) attributable to Madison Square Garden Entertainment Corp.’s stockholders		$(387,345)		$10,906		$(23,469)

See accompanying notes to consolidated and combined financial statements.

MADISON SQUARE GARDEN ENTERTAINMENT CORP.
CONSOLIDATED AND COMBINED STATEMENTS OF CASH FLOWS
(in thousands)

	Years Ended June 30,
	2021	2020	2019
Cash flows from operating activities:
Net loss	$(430,450)	$(14,687)	$(30,138)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Depreciation and amortization	114,664	104,899	109,343
Impairment of intangibles, long-lived assets and goodwill	—	105,817	—
Share-based compensation expense	52,917	42,190	35,401
Amortization of deferred financing costs	4,656	310	1,212
(Earnings) loss in equity method investments, net of income distributions	6,858	4,433	(6,312)
Benefit from deferred income taxes	(480)	(10,521)	(371)
Unrealized and realized (gain) loss on equity investment with readily determinable fair value	(51,178)	(37,628)	3,496
Provision for doubtful accounts / credit losses	468	9,945	1,456
Gain on sale of the Forum, excluding associated settlement	—	(100,288)	—
Other non-cash adjustments	4,888	3,200	727
Change in assets and liabilities, net of acquisitions:
Accounts receivable, net	(25,032)	15,392	(345)
Net related party receivables	25,882	(20,596)	4,387
Prepaid expenses and other assets	(29,057)	(21,816)	(11,325)
Accounts payable	(5,268)	(6,316)	(4,311)
Accrued and other liabilities	3,454	51,783	2,790
Collections due to promoters	12,623	(35,333)	(22,301)
Deferred revenue	15,356	52	3,775
Operating lease right-of-use assets and lease liabilities	10,219	5,195	4,240
Net cash provided by (used in) operating activities	$(289,480)	$96,031	$91,724
Cash flows from investing activities:
Capital expenditures, net of acquisitions	(452,154)	(452,426)	(184,002)
Purchase of short-term investments	—	(443,154)	(112,693)
Proceeds from maturity of short-term investment	339,110	208,204	—
Proceeds from sale of Forum, excluding associated settlement	—	210,521	—
Proceeds from sale of equity securities	22,079	7,659	—
Investments in nonconsolidated affiliates	—	(1,050)	(52,707)
Proceeds from sales of nonconsolidated affiliates	—	18,000	125,750
Loan repayment received from subordinated debt	—	58,735	4,765
Cash received (paid) for notes receivable	6,328	3,378	(9,176)
Other investing activities	197	476	—
Net cash used in investing activities	$(84,440)	$(389,657)	$(228,063)

See accompanying notes to consolidated and combined financial statements.

MADISON SQUARE GARDEN ENTERTAINMENT CORP.
CONSOLIDATED AND COMBINED STATEMENTS OF CASH FLOWS (Continued)
(in thousands)

	Years Ended June 30,
	2021	2020	2019
Cash flows from financing activities:
Proceeds from issuance of term loan, net of issuance discount	$630,500	$—	$40,000
Proceeds from revolving credit facility	15,000	—	15,000
Taxes paid in lieu of shares issued for equity-based compensation	(6,060)	—	—
Noncontrolling interest holders’ capital contributions	18,537	4,300	6,310
Distributions to noncontrolling interest holders	—	(4,062)	(2,186)
Loans from noncontrolling interest holders	—	—	606
Distribution to related parties associated with the settlement of certain share-based awards granted prior to the Entertainment Distribution	(1,771)	—	—
Repayment of revolving credit facility	—	(15,000)	—
Repayment on long-term debt	(8,250)	(6,250)	(109,312)
Payments for extinguishment of debt	—	—	(1,151)
Payments for financing costs	(14,623)	—	(1,488)
Net transfers from Madison Square Garden Sports Corp. and its subsidiaries	—	143,950	43,600
Net cash provided by (used in) financing activities	$633,333	$122,938	$(8,621)
Effect of exchange rates on cash, cash equivalents and restricted cash	8,027	2,927	4,669
Net increase (decrease) in cash, cash equivalents and restricted cash	267,440	(167,761)	(140,291)
Cash, cash equivalents and restricted cash at beginning of period	924,304	1,092,065	1,232,356
Cash, cash equivalents and restricted cash at end of period	$1,191,744	$924,304	$1,092,065
Non-cash investing and financing activities:
Non-cash redemption of redeemable noncontrolling interests	$—	$37,715	$—
Non-cash (contribution) received from noncontrolling interests	(59,763)	—	—
Capital expenditures incurred but not yet paid	106,574	78,508	31,938
Tenant improvement paid by landlord	—	195	14,528
Share-based compensation capitalized in property and equipment	5,467	5,051	3,946

See accompanying notes to consolidated and combined financial statements.

MADISON SQUARE GARDEN ENTERTAINMENT CORP.
CONSOLIDATED AND COMBINED STATEMENTS OF EQUITY
AND REDEEMABLE NONCONTROLLING INTERESTS
(in thousands)

	Common Stock Issued	MSG Sports Corp.’s Investment	Additional Paid-In Capital	Retained Earnings (Accumulated Deficit)	Accumulated Other Comprehensive Loss	Total Madison Square Garden Entertainment Corp. Stockholders’ Equity	Nonredeemable Noncontrolling Interests	Total Equity	Redeemable Noncontrolling Interests
Balance as of June 30, 2018	$—	$2,525,031	$—	$—	$(46,918)	$2,478,113	$11,505	$2,489,618	$76,684
Adoption of ASU No. 2016-01	—	(5,570)	—	—	5,570	—	—	—	—
Adoption of ASC 606	—	33,669	—	—	—	33,669	—	33,669	—
Net loss	—	(17,894)	—	—	—	(17,894)	(4,945)	(22,839)	(7,299)
Other comprehensive loss	—	—	—	—	(5,575)	(5,575)	—	(5,575)	—
Comprehensive loss	—	—	—	—	—	(23,469)	(4,945)	(28,414)	(7,299)
Net increase in Madison Square Garden Sports Corp. Investment	—	82,947	—	—	—	82,947	—	82,947	—
Contributions from noncontrolling interest holders	—	—	—	—	—	—	8,446	8,446	—
Distributions to noncontrolling interest holders	—	—	—	—	—	—	(428)	(428)	(1,758)
Adjustments to noncontrolling interests	—	788	—	—	—	788	(788)	—	—
Balance as of June 30, 2019	$—	$2,618,971	$—	$—	$(46,923)	$2,572,048	$13,790	$2,585,838	$67,627

See accompanying notes to consolidated and combined financial statements.

MADISON SQUARE GARDEN ENTERTAINMENT CORP.
CONSOLIDATED AND COMBINED STATEMENTS OF EQUITY
AND REDEEMABLE NONCONTROLLING INTERESTS (Continued)
(in thousands)

	Common Stock Issued	MSG Sports Corp.’s Investment	Additional Paid-In Capital	Retained Earnings	Accumulated Other Comprehensive Loss	Total Madison Square Garden Entertainment Corp. Stockholders’ Equity	Nonredeemable Noncontrolling Interests	Total Equity	Redeemable Noncontrolling Interests
Balance as of June 30, 2019	$—	$2,618,971	$—	$—	$(46,923)	$2,572,048	$13,790	$2,585,838	$67,627
Net loss	—	(124,702)	—	141,936	—	17,234	(1,534)	15,700	(30,387)
Other comprehensive loss	—	—	—	—	(6,328)	(6,328)	—	(6,328)	—
Comprehensive income (loss)	—	—	—	—	—	10,906	(1,534)	9,372	(30,387)
Share-based compensation	—	—	12,430	—	—	12,430	—	12,430	—
Accretion of put options	—	—	—	—	—	—	—	—	489
Tax withholding associated with shares issued for equity-based compensation	—	—	(165)	—	—	(165)	—	(165)	—
Net increase in Madison Square Garden Sports Corp. Investment	—	178,280	—	—	—	178,280	—	178,280	—
Redeemable noncontrolling interest adjustment to redemption fair value	—	(16,939)	(3,647)	—	—	(20,586)	—	(20,586)	20,586
Adjustments related to the transfer of certain assets and liabilities as a result of the Entertainment Distribution	—	49,615	—	—	1,394	51,009	—	51,009	—
Conversion of Madison Square Garden Sports Corp. Investment	240	(2,742,940)	2,742,700	—	—	—	—	—	—
Distributions to noncontrolling interest holders	—	—	—	—	—	—	(4,062)	(4,062)	—
Noncontrolling interests from acquisition	—	37,715	—	—	—	37,715	—	37,715	(37,715)
Contribution from noncontrolling interest holders	—	—	—	—	—	—	4,009	4,009	—
Balance as of June 30, 2020	$240	$—	$2,751,318	$141,936	$(51,857)	$2,841,637	$12,203	$2,853,840	$20,600

See accompanying notes to consolidated and combined financial statements.

MADISON SQUARE GARDEN ENTERTAINMENT CORP.
CONSOLIDATED AND COMBINED STATEMENTS OF EQUITY
AND REDEEMABLE NONCONTROLLING INTERESTS (Continued)
(in thousands)

	Common Stock Issued	MSG Sports Corp.’s Investment	Additional Paid-In Capital	Retained Earnings (Accumulated Deficit)	Accumulated Other Comprehensive Loss	Total Madison Square Garden Entertainment Corp. Stockholders’ Equity	Nonredeemable Noncontrolling Interests	Total Equity	Redeemable Noncontrolling Interests
Balance as of June 30, 2020	$240	$—	$2,751,318	$141,936	$(51,857)	$2,841,637	$12,203	$2,853,840	$20,600
Net loss	—	—	—	(412,082)	—	(412,082)	(2,099)	(414,181)	(16,269)
Other comprehensive income	—	—	—	—	24,737	24,737	—	24,737	—
Comprehensive loss	—	—	—	—	—	(387,345)	(2,099)	(389,444)	(16,269)
Redeemable noncontrolling interests, non-cash acquisition	—	—	—	—	—	—	—	—	76,500
Redeemable noncontrolling interest adjustment to redemption fair value	—	—	(46,425)	—	—	(46,425)	—	(46,425)	46,425
Share-based compensation	—	—	56,035	—	—	56,035	—	56,035	—
Accretion of put options	—	—	—	—	—	—	—	—	2,348
Tax withholding associated with shares issued for equity-based compensation	1	—	(6,061)	—	—	(6,060)	—	(6,060)	—
Distribution to related parties associated with the settlement of certain share-based awards granted prior to the Entertainment Distribution	—	—	(1,273)	—	—	(1,273)	—	(1,273)	(498)
Adjustment of redeemable noncontrolling interest to redemption value	—	—	(8,728)	—	—	(8,728)	—	(8,728)	8,728
Contributions from noncontrolling interest holders	—	—	—	—	—	—	1,800	1,800	—
Balance as of June 30, 2021	$241	$—	$2,744,866	$(270,146)	$(27,120)	$2,447,841	$11,904	$2,459,745	$137,834
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
Madison Square Garden Entertainment Corp. (together with its subsidiaries, the “Company” or “MSG Entertainment”), is a leader in live experiences comprised of iconic venues; marquee entertainment content; popular dining and nightlife offerings; and a premier music festival. Utilizing the Company’s powerful brands and live entertainment expertise, the Company delivers unique experiences that set the standard for excellence and innovation while forging deep connections with diverse and passionate audiences. As of June 30, 2021, the Company was comprised of two reportable segments: Entertainment and Tao Group Hospitality. The Entertainment segment’s portfolio of venues includes: Madison Square Garden (“The Garden”), Hulu Theater at Madison Square Garden, Radio City Music Hall and the Beacon Theatre in New York City, and The Chicago Theatre in Chicago. Until its sale on May 1, 2020, the Company’s venues also included the Forum in Inglewood, CA, which was sold on May 1, 2020. In addition, the Company is constructing a state-of-the-art venue, MSG Sphere, in Las Vegas and plans to build a second MSG Sphere in London, pending necessary approvals. The Entertainment segment portfolio also includes the original production, the Christmas Spectacular Starring the Radio City Rockettes (“Christmas Spectacular”), as well as Boston Calling Events, LLC (“BCE”), the entertainment production company that owns and operates the Boston Calling Music Festival. Additionally, Tao Group Holdings LLC (“Tao Group Hospitality”), our other reportable segment, which includes the business of Hakkasan (as defined herein) acquired in April 2021, is a hospitality group with globally-recognized entertainment, dining, and nightlife brands, which consists of a collection of 61 hospitality assets including restaurants, bars, lounges, and nightclubs that it owns, manages or licenses. The brand portfolio of Tao Group Hospitality spans five continents and over 22 markets.
The Company conducts a significant portion of its operations at venues that it either owns or operates under long-term leases. The Company owns The Garden and Hulu Theater at Madison Square Garden and The Chicago Theatre and leases Radio City Music Hall and the Beacon Theatre in New York City. In July 2021, the Company extended the term of the lease, previously set to expire in 2023, until August 31, 2038 with an option to renew for an additional ten years by providing two years’ notice prior to expiration. See Note 23 for additional information. Additionally, Tao Group Hospitality operates various restaurants, nightlife and hospitality venues under long-term leases and management contracts in New York, Las Vegas, Los Angeles, Chicago, San Diego, Santa Monica, Miami, Uncasville in Connecticut, Mexico, United Kingdom, Norway, Morocco, Saudi Arabia, Qatar, United Arab Emirates, India, China, Australia, and Singapore.
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
Following the Entertainment Distribution on April 17, 2020, the Company has two segments (the Entertainment business and the Tao Group Hospitality business) as a result of certain changes in the financial information that is provided to its Chief Operating Decision Maker (“CODM”). Additionally, as part of the Entertainment Distribution, the Company entered into various agreements with MSG Sports as detailed in Note 20.

MADISON SQUARE GARDEN ENTERTAINMENT CORP.
NOTES TO CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS
(Continued)

Merger with MSG Networks Inc.
On July 9, 2021, the Company completed its previously announced acquisition of MSG Networks Inc., a Delaware corporation (“MSG Networks”), pursuant to that certain Agreement and Plan of Merger, dated as of March 25, 2021 (the “Merger Agreement”), among the Company, Broadway Sub Inc., a Delaware corporation and wholly-owned subsidiary of the Company (“Merger Sub”), and MSG Networks. Merger Sub merged with and into MSG Networks (the “Merger”), with MSG Networks surviving and continuing as the surviving corporation in the Merger as a wholly-owned subsidiary of the Company. On July 9, 2021, at the effective time of the Merger (the “Effective Time”), (i) each share of Class A common stock, par value $0.01 per share, of MSG Networks (“MSGN Class A Common Stock”) issued and outstanding immediately prior to the Effective Time was automatically converted into the right to receive a number of shares of Class A common stock, par value $0.01 per share, of the Company (“Class A Common Stock”) such that each holder of record of shares of MSGN Class A Common Stock has the right to receive, in the aggregate, a number of shares of Class A Common Stock equal to the total number of shares of MSGN Class A Common Stock held of record immediately prior to the Effective Time multiplied by 0.172, with such product rounded up to the next whole share and (ii) each share of Class B common stock, par value $0.01 per share, of MSG Networks (“MSGN Class B Common Stock” and, together with MSGN Class A Common Stock, “MSGN Common Stock”) issued and outstanding immediately prior to the Effective Time was automatically converted into the right to receive a number of shares of Class B common stock, par value $0.01 per share, of the Company (“Class B Common Stock” and, together with Class A Common Stock, “Common Stock”) such that each holder of record of shares of MSGN Class B Common Stock has the right to receive, in the aggregate, a number of shares of Class B Common Stock equal to the total number of shares of MSGN Class B Common Stock held of record immediately prior to the Effective Time multiplied by 0.172, with such product rounded up to the next whole share, in each case except for Excluded Shares (as defined in the Merger Agreement).
Beginning with the fiscal quarter ending September 30, 2021, the Merger will be accounted for as a transaction between entities under common control as the Company and MSG Networks were, prior to the Merger, each controlled by the Dolan Family Group (as defined herein). Upon the closing of the Merger, the net assets of MSG Networks will be combined with those of the Company at their historical carrying amounts and the companies will be presented on a combined basis for all historical periods that the companies were under common control. As this transaction represents a change in reporting entity, the financial statements in future filings will be materially different since they will represent the combined operations of both commonly-controlled entities.
Basis of Presentation
The Company reports on a fiscal year basis ending on June 30th. In these consolidated and combined financial statements, the years ended on June 30, 2021, 2020, and 2019 are referred to as “Fiscal Year 2021,” “Fiscal Year 2020,” and “Fiscal Year 2019,” respectively, and the year ending June 30, 2022 is referred to as “Fiscal Year 2022”.
Subsequent to the Entertainment Distribution, the Company’s financial statements as of June 30, 2021, as of June 30, 2020, for Fiscal Year 2021, and from April 18, 2020 to June 30, 2020 included in Fiscal Year 2020, are presented on a consolidated basis, as the Company became a standalone public company on April 17, 2020. The Company’s combined financial statements as of June 30, 2019 and for Fiscal Year 2019, as well as the financial information from July 1, 2019 through April 17, 2020 that is included in the results of operations for Fiscal Year 2020, were prepared on a standalone basis derived from the consolidated financial statements and accounting records of Former Parent and are presented as carve-out financial statements as the Company was not a standalone public company prior to the Entertainment Distribution. These combined financial statements reflect the combined historical results of operations, financial position and cash flows of Former Parent’s sports and entertainment businesses, as well as its venues and joint ventures (“combined financial statements”), in accordance with U.S. generally accepted accounting principles (“GAAP”) and Securities and Exchange Commission (“SEC”) Staff Accounting Bulletin Topic 1-B, Allocation of Expenses and Related Disclosure in Financial Statements of Subsidiaries, Divisions or Lesser Business Components of Another Entity. References to GAAP issued by the Financial Accounting Standards Board (“FASB”) in these footnotes are to the FASB Accounting Standards Codification, also referred to as the “Codification” or “ASC.”
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
The financial information from July 1, 2019 through April 17, 2020 that is included in the results of operations for Fiscal Year 2020 and the combined statements of operations for Fiscal Year 2019 include allocations for certain support functions that were provided on a centralized basis and not historically recorded at the business unit level by MSG Sports, such as expenses related to executive management, finance, legal, human resources, government affairs, information technology, and venue operations, among others. As part of the Entertainment Distribution, certain corporate and operational support functions were transferred to the Company and therefore, charges were reflected in order to properly burden all business units comprising MSG Sports’ historical operations. These expenses have been allocated to MSG Sports on the basis of direct usage when identifiable, with the remainder allocated on a pro-rata basis of combined revenues, headcount or other measures of the Company or MSG Sports, which are recorded as a reduction of either direct operating expenses or selling, general and administrative expense. In addition, certain of the Company’s contracts with its customers for suite license, sponsorship, and venue signage arrangements contain performance obligations that are fulfilled by both the Company and MSG Sports. Revenue sharing expenses attributable to MSG Sports have primarily been recorded on the basis of specific identification where possible, with the remainder allocated proportionately as a component of direct operating expenses within the combined statements of operations.
Management believes the assumptions underlying the combined financial statements, including the assumptions regarding allocating general corporate expenses, are reasonable. Nevertheless, the combined financial statements may not include all of the actual expenses that would have been incurred by the Company and may not reflect its combined results of operations, financial position, and cash flows had it been a stand-alone company during the periods presented. Actual costs that would have been incurred if the Company had been a stand-alone company would depend on multiple factors, including organizational structure and strategic decisions made in various areas, including information technology and infrastructure. The Company is unable to quantify the amounts that it would have recorded during the historical periods on a stand-alone basis as it is not practicable to do so. See Note 21 for more information regarding allocations of certain costs from the Company to MSG Sports.
After the Entertainment Distribution, the Company has been providing certain of these services to MSG Sports through a transition services agreement (“TSA”). As part of the Entertainment Distribution, certain employees providing support functions were transferred to the Company.
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
Impact of the COVID-19 Pandemic
The Company’s operations and operating results have been, and continue to be, materially impacted by the COVID-19 pandemic and actions taken in response by governmental authorities and certain professional sports leagues. For the majority of Fiscal Year 2021, substantially all of the Entertainment business operations were suspended and Tao Group Hospitality was operating at significantly reduced capacity and demand. While operations have started to resume, it is not clear when we will fully return to normal operations.
As a result of government-mandated assembly limitations and closures, all of our performance venues were closed beginning in mid-March 2020. Use of The Garden resumed for Knicks and Rangers home games without fans in December 2020 and January 2021, respectively, and, beginning on February 23, 2021, The Garden was permitted to host fans at games at 10% seating capacity with certain safety protocols, such as proof of full vaccination or a negative COVID-19 test and social distancing. Starting April 1, 2021, our other New York performance venues, Hulu Theater at Madison Square Garden, Radio City Music Hall and the Beacon Theatre, were also permitted to reopen at 10% capacity with certain safety protocols. Although live events were permitted at our venues, government-mandated capacity restrictions and other safety requirements made it economically unfeasible to do so for most events at that time. Effective May 19, 2021, all of our New York venues were permitted to host guests at full capacity, subject to certain restrictions, and effective June 2021, The Chicago Theatre was permitted to host events without restrictions. As a result, The Garden hosted three Knicks playoff games with approximately 15,000-16,000 fans in attendance per game during Fiscal Year 2021, and we welcomed the Foo Fighters on June 20, 2021 for the first live event at The Garden with 100% capacity since our venues were shut down in March 2020. In addition, on June 19, 2021, Radio City Music Hall opened its doors for the first time in over a year to host the Tribeca Festival’s closing night film, Untitled: Dave Chappelle Documentary, with 100% capacity. The Beacon Theatre hosted its first ticketed event, at 100% capacity, on June 22, 2021 with the first of two shows from Trey Anastasio, and Hulu Theater at Madison Square Garden hosted its first ticketed event, at 100% capacity, with a boxing/hip-hop event on August 3, 2021. For all events hosted at our New York venues with 100% capacity prior to August 17, 2021, guests were required to provide proof of full vaccination or a negative COVID-19 test, depending on the requirements of that venue and/or preference of the performer. Effective August 17, 2021, all workers and customers in New York City indoor dining, indoor fitness and indoor entertainment facilities are required to show proof of at least one vaccination shot. In addition, effective August 20, 2021, face coverings are required for all individuals in indoor public spaces in Chicago, including our venues. For Fiscal Year 2021, the majority of ticketed events at our venues were postponed or canceled and, while live events are permitted to be held at all of our performance venues as of the date of this filing and we are continuing to host and book new events, due to the lead-time required to book touring acts and artists, which is the majority of our business, we expect that our bookings will continue to be impacted through the 2021 calendar year. We continue to actively pursue one-time or multi-night performances at our venues as the touring market ramps up.
The impact to our operations also included the cancellation of the 2020 production of the Christmas Spectacular and both the 2020 and 2021 Boston Calling Music Festivals. While the 2021 production of the Christmas Spectacular is currently on-sale, the current production is scheduled for 163 shows, as compared with 199 shows for the 2019 production, which was the last production presented prior to the impact of the COVID-19 pandemic.
The Company has long-term arena license agreements (the “Arena License Agreements”) with MSG Sports that require the Knicks and Rangers to play their home games at The Garden.
As discussed above, capacity restrictions, use limitations and social distancing requirements were in place for the entirety of the Knicks and Rangers 2020-21 regular seasons, which materially impacted the payments we received under the Arena License Agreements for Fiscal Year 2021. On July 1, 2021, the Knicks and Rangers began paying the full amounts provided for under their respective Arena License Agreements. The NBA and NHL have each announced that they intend to return to traditional October to April regular season schedule, with full 82-game regular seasons, for the 2021-22 season.
Disruptions caused by the COVID-19 pandemic had a significant and negative impact on Tao Group Hospitality’s operations and financial performance for Fiscal Year 2021. Due to government actions taken in response to the COVID-19 pandemic, virtually all of Tao Group Hospitality’s venues were closed for approximately three months starting in mid-March 2020, and Avenue and Vandal in New York were permanently closed in April 2020 and June 2020, respectively. In addition, Avenue in Los Angeles was permanently closed in May 2021. Throughout Fiscal Year 2021, Tao Group Hospitality conducted limited

MADISON SQUARE GARDEN ENTERTAINMENT CORP.
NOTES TO CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS
(Continued)

operations at certain venues, subject to significant regulatory requirements, including capacity limits, curfews and social distancing requirements for outdoor and indoor dining. Tao Group Hospitality’s operations fluctuated throughout Fiscal Year 2021 as certain markets lifted restrictions, imposed restrictions, and changed operational requirements over time. As of June 30, 2021, 51 of Tao Group Hospitality’s venues were open for outdoor dining, limited or full capacity indoor dining (depending on the market), and delivery/takeout (23 legacy Tao Group Hospitality venues and 28 Hakkasan venues acquired in connection with the April 27, 2021 transaction), inclusive of Tao Asian Bistro & Lounge at Mohegan Sun, a new venue that first opened its doors in March 2021, while 10 venues remained closed (five legacy Tao Group Hospitality venues and five Hakkasan venues). Of the 51 Tao Group Hospitality venues currently operating, 29 are U.S.-based and operating without capacity restrictions (21 Tao Group Hospitality legacy venues and eight Hakkasan venues) and 22 are international (two Tao Group Hospitality legacy venues and 20 Hakkasan venues) and operating under various governmental safety protocols such as curfews, capacity limitations and social distancing. Effective August 17, 2021, workers and customers in New York City indoor dining facilities are required to show proof of at least one vaccination shot. In addition, certain U.S. jurisdictions have reinstated safety protocols, such as the mask mandates in Nevada and Chicago, but not otherwise limiting capacity.
MSG Networks depends on the appeal of its live programming to viewing subscribers of its networks and to its advertisers. As a result of the COVID-19 pandemic and league and government actions relating thereto, MSG Networks aired substantially fewer NBA and NHL telecasts during Fiscal Year 2021, as compared with Fiscal Year 2019 (the last full fiscal year not impacted by COVID-19), and consequently experienced a decrease in revenues, including a material decrease in advertising revenue. The absence of live sports games also resulted in a decrease in certain MSG Networks expenses, including rights fees, variable production expenses, and advertising sales commissions.
During Fiscal Year 2021, the COVID-19 pandemic materially impacted our revenues, most significantly because, for the majority of the year, we were not generating revenue from (i) ticketed events at The Garden, Hulu Theater at Madison Square Garden, Radio City Music Hall, the Beacon Theatre and The Chicago Theatre, (ii) suite licenses, (iii) the 2020 production of the Christmas Spectacular and (iv) the 2021 Boston Calling Music Festival. In addition, we generated substantially reduced revenue in connection with (i) sponsorship and advertising, (ii) payments under the Arena License Agreements, (iii) food and beverage concessions and catering services at Knicks and Rangers games and (iv) non-ticketed events such as the Big East Tournament in March 2021.
Additionally, as a result of operating disruptions due to the COVID-19 pandemic, the Company’s projected cash flows were directly impacted. These disruptions along with the deteriorating macroeconomic conditions and industry/market considerations, were considered a “triggering event” for the Tao Group Hospitality reporting unit during Fiscal Year 2020, which required the Company to assess the carrying value of Tao Group Hospitality’s intangible assets, long-lived assets and goodwill, in that order in accordance with ASC Subtopic 350-30, for impairment. Based on this evaluation, the Company recorded a non-cash goodwill impairment charge of $88,583 during Fiscal Year 2020 for the Tao Group Hospitality reporting unit. In addition, during the year ended June 30, 2020, the Company recorded non-cash impairment charges of $8,047, $5,646, and $3,541, for property and equipment assets, right-of-use assets net of related lease liabilities, and a tradename, respectively, which were associated with two venues within the Company’s Tao Group Hospitality reportable segment. In connection with the COVID-19-related shutdown of its venues, Tao Group Hospitality negotiated rent concessions with landlords for certain of its leased venues. The Company has elected to apply the temporary practical expedient to account for such rent abatement concessions as if they were contemplated as part of the existing venue lease contracts. Accordingly, the Company accounted for such concessions as negative variable lease cost in the amount of the rent abatement concessions received.
There were no indicators of impairment identified by the Company for the Entertainment reporting unit during Fiscal Year 2021 and Fiscal Year 2020. However, the duration and impact of the COVID-19 pandemic may result in additional future impairment charges that management will evaluate as facts and circumstances evolve over time. Refer to Note 11 for further detail.
As a result of the material impact COVID-19 had on our revenues during Fiscal Year 2021, we took several actions to improve our financial flexibility, reduce operating costs and preserve liquidity, including (i) revising our construction schedule for MSG Sphere, with an anticipated opening date of calendar year 2023, (ii) making significant cuts in both venue and corporate headcounts, and (iii) having our wholly-owned subsidiary, MSG National Properties, LLC (“MSG National Properties”) enter into a five-year $650,000 senior secured term loan facility (“National Properties Term Loan Facility”). See Note 14 for further details of National Properties Term Loan Facility.
In August 2020, Tao Group Hospitality entered into an amendment to the Tao Senior Credit Agreement, which suspended certain financial covenants through December 31, 2021 and increased the minimum liquidity requirement. In addition, in

MADISON SQUARE GARDEN ENTERTAINMENT CORP.
NOTES TO CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS
(Continued)

connection with the amendment, our wholly owned subsidiary MSG Entertainment Group, LLC (“MSG Entertainment Group”) entered into a guarantee agreement, which also included a minimum liquidity requirement for MSG Entertainment Group. See Note 14 for more information regarding the amendment to the Tao Senior Credit Agreement. Tao Group Hospitality will likely need to seek covenant waivers in the future. Tao Group Hospitality's failure to obtain debt covenant waivers could trigger a violation of these covenants and lead to default, acceleration of all of its outstanding debt and a demand for payment under the guarantee of MSG Entertainment Group, which would negatively impact the liquidity of Tao Group Hospitality and the Company.
Note 2. Summary of Significant Accounting Policies
Principles of Consolidation and Combination
For the periods prior to the Entertainment Distribution, the combined financial statements included assets and liabilities that were historically held at Former Parent’s corporate level but were specifically identifiable or otherwise attributable to the Company. All intercompany transactions between the Company and Former Parent have been included in the combined financial statements as components of MSG Sports Corp.’s investment. All significant intracompany transactions and accounts within the Company’s financial statements have been eliminated. In addition, expenses related to corporate allocations prior to the Entertainment Distribution were considered to be effectively settled in the combined financial statements at the time the transaction was recorded, with the offset recorded against MSG Sports’ investment.
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
Interests held by third parties in consolidated majority-owned subsidiaries are presented as noncontrolling interests, which represent the noncontrolling stockholders’ interests in the underlying net assets of the Company’s consolidated majority-owned subsidiaries. Noncontrolling interests that are not redeemable are reported in the equity section of the consolidated and combined balance sheets. Noncontrolling interests, where the Company may be required to repurchase the noncontrolling interest under put options or other contractual redemption requirements that are not solely within the Company’s control, are reported in the consolidated and combined balance sheets between liabilities and equity, as redeemable noncontrolling interests.
In addition, the consolidated and combined financial statements of the Company include accounts from Tao Group Hospitality (including the acquisition of Hakkasan in April 2021, see Note 3 for further details) and BCE, in which the Company has controlling voting interests. The Company’s consolidation criteria are based on authoritative accounting guidance for voting interest, controlling interest or variable interest entities. Tao Group Hospitality and BCE are consolidated with the equity owned by other shareholders shown as redeemable or nonredeemable noncontrolling interests in the accompanying combined balance sheets, and the other shareholders’ portion of net earnings (loss) and other comprehensive income (loss) shown as net income (loss) or comprehensive income (loss) attributable to redeemable or nonredeemable noncontrolling interests in the accompanying consolidated and combined statements of operations and consolidated and combined statements of comprehensive income (loss), respectively.

MADISON SQUARE GARDEN ENTERTAINMENT CORP.
NOTES TO CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS
(Continued)

On January 31, 2017, the Company acquired a controlling interest in Tao Group Hospitality. In accordance with FASB ASC Topic 805, Business Combinations (“ASC Topic 805”), and ASC Topic 810, Consolidation (“ASC Topic 810”) the financial position of Tao Group Hospitality has been consolidated with the Company’s consolidated balance sheets as of June 30, 2021 and 2020.
The Merger with MSG Networks was completed on July 9, 2021. The accounting treatment and details surrounding the Merger are discussed under Note 1.
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
Revenue Recognition
See Note 4 for details of accounting policies related to revenue recognition and other disclosures required under ASC Topic 606, Revenue from Contracts with Customers.
Direct Operating Expenses
Direct operating expenses include, but are not limited to, event costs related to the presentation and production of the Company’s live entertainment and sporting events, revenue sharing expenses associated with signage, sponsorship and suite license fee revenue and in-venue food and beverage sales that are attributable to MSG Sports and venue lease, maintenance, and other operating expenses. In addition, for periods prior to the Entertainment Distribution Date, the direct operating expenses also included revenue sharing expenses associated with the venue-related signage, sponsorship, and suite license fee revenues that are attributable to MSG Sports (See Note 4 for further details) and an allocation of charges for venue usage to MSG Sports for hosting home games of the Knicks and the Rangers at The Garden.
Direct operating expenses for Tao Group Hospitality primarily include the cost of food and beverage sales, nightlife venue entertainment expenses, and costs of venues’ labor and occupancy.
Production Costs for the Company’s Original Productions
The Company defers certain costs of productions such as creative design, scenery, wardrobes, rehearsal and other related costs for the Company’s proprietary shows. Deferred production costs are amortized on a straight-line basis over the course of a production’s performance period using the expected life of a show’s assets. Deferred production costs are subject to recoverability assessments whenever there is an indication of potential impairment. The Company recorded $6,577 and $6,683 of net deferred production costs associated with the Christmas Spectacular within other current assets and other assets in the accompanying consolidated balance sheets as of June 30, 2021 and 2020, respectively.
Allocation of Charges for Venue Usage to MSG Sports
For periods prior to the Entertainment Distribution Date, the Company’s combined financial statements included expenses associated with the ownership, maintenance, and operation of The Garden, which the Company and MSG Sports use in their respective operations. The Knicks and Rangers are the primary recurring occupants of The Garden, playing their home games at The Garden. The number of home games increases if the Knicks and Rangers qualify for the playoffs. Historically, the Company did not charge rent expense to MSG Sports for use of The Garden. However, for purposes of the Company’s

MADISON SQUARE GARDEN ENTERTAINMENT CORP.
NOTES TO CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS
(Continued)

combined financial statements, the Company allocated expenses to MSG Sports for the usage of The Garden, which were reported as a reduction of direct operating expense in the accompanying combined statements of operations. This allocation was based on a combination of event count and revenue, which the Company’s management believes is a reasonable allocation methodology. The venue usage charge allocated to MSG Sports was $45,358 for the period of July 1, 2019 to April 17, 2020 in Fiscal Year 2020 and $47,093 in Fiscal Year 2019.
In connection with the Entertainment Distribution, the Company entered into Arena License Agreements with MSG Sports (see Note 10 for further discussion). Fees recognized by the Company under the Arena License Agreements with MSG Sports for use of The Garden are reported as operating lease revenues in accordance with ASC Topic 842, Leases. With The Garden closed by government mandate, the Company did not recognize operating lease revenue under the Arena License Agreements in Fiscal Year 2020. During Fiscal Year 2021, the use of The Garden for Knicks and Rangers home games resumed under the government-mandated capacity restrictions and safety protocols accordingly, the Company recognized $21,345 of revenues under the Arena License Agreements.
Revenue Sharing Expenses
As discussed above, prior to the Entertainment Distribution Date, MSG Sports’ share of the Company’s suites license, venue signage and sponsorship revenue, and in-venue food and beverage sales has been reflected within direct operating expense as revenue sharing expenses, where such amounts were either specifically identified where possible or allocated proportionally.
After the Entertainment Distribution Date, such revenue sharing expenses are determined based on contractual agreements between the Company and MSG Sports, primarily related to suite license, certain internal signage and in-venue food and beverage sales.
Advertising Expenses
Advertising costs are typically charged to expense when incurred, however, advertising for productions and other live entertainment events are generally deferred within interim periods and expensed over the run of the show, but by no later than the end of the fiscal year. Total advertising costs classified in direct operating and selling, general and administrative expenses were $1,008, $10,579 and $13,106 for the years ended June 30, 2021, 2020 and 2019, respectively.
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
The Company accounts for forfeitures as they occur, rather than estimating expected forfeitures.

MADISON SQUARE GARDEN ENTERTAINMENT CORP.
NOTES TO CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS
(Continued)

Earnings (Loss) Per Common Share
On the Entertainment Distribution Date, 23,992 shares of the Company’s Class A Common Stock were distributed to MSG Sports’ stockholders as of the Record Date and were outstanding as of April 17, 2020. This share amount was being utilized for the calculation of basic earnings (loss) per common share (“EPS”) for the periods prior to the Entertainment Distribution because the Company was a wholly-owned subsidiary of MSG Sports prior to the Entertainment Distribution Date. In addition, the computation of diluted earnings per share equals the basic earnings (loss) per common share calculation since there was no stock trading information available to compute the dilutive effect of shares issuable under share-based compensation plans needed under the treasury method in accordance with ASC Topic 260, Earnings Per Share.
In connection with the Entertainment Distribution, the Company entered into amended employment agreements with the redeemable noncontrolling interest holders of Tao Group Hospitality in the fourth quarter of Fiscal Year 2020, which provided the noncontrolling interest holders with put rights that could require the Company to purchase the remaining noncontrolling interest. In addition, in accordance with the transaction agreement related to the acquisition of Hakkasan in April 2021, the noncontrolling interest holders of the acquiree are provided with put rights that could require the Company to purchase the remaining noncontrolling interest. Upon the exercise of the put rights by the noncontrolling interest holders, the price to be paid for redeemable noncontrolling interests is the current fair market value of the redeemable noncontrolling interest, subject to a minimum price (“floor”). In accordance with ASC 480, Distinguishing Liabilities From Equity, the Company elected to apply the Equity Classification — Entire Adjustment Method which treats the entire adjustment for the redeemable noncontrolling interests to an amount other than fair value using retained earnings (or additional paid-in capital in absence of retained earnings). The adjustments to retained earnings are not a component of net income attributable to the Company’s common stockholders, rather than the adjustment to the control number (numerator) of the EPS computation. See Note 6 for the adjustment of redeemable noncontrolling interest to redemption value in the computation of earnings per share.
For the periods after the Entertainment Distribution Date, basic EPS attributable to the Company’s common stockholders is based upon net income (loss) attributable to the Company’s common stockholders divided by the weighted-average number of common shares outstanding during the period. Diluted EPS reflects the effect of the assumed vesting of restricted stock units and exercise of stock options (see Note 16) only in the periods in which such effect would have been dilutive. For the periods when a net loss is reported, the computation of diluted EPS equals the basic EPS calculation since common stock equivalents were antidilutive due to losses from continuing operations.
Cash and Cash Equivalents
The Company considers the balance of its investment in funds that substantially hold highly liquid securities that mature within three months or less from the date the fund purchases these securities to be cash equivalents. The carrying amount of cash and cash equivalents either approximates fair value due to the short-term maturity of these instruments or is at fair value. Checks outstanding in excess of related book balances are included in accounts payable in the accompanying consolidated balance sheets. The Company presents the change in these book cash overdrafts as cash flows from operating activities.
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
In addition, the restricted cash balance as of June 30, 2021 included a deposit in a reserve account of approximately $4,800 associated with credit facilities of Tao Group Hospitality. See Note 14 for further details on the amendment to the Tao Senior Credit Agreement in August 2020.

MADISON SQUARE GARDEN ENTERTAINMENT CORP.
NOTES TO CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS
(Continued)

Short-Term Investments
Short-term investments as of June 30, 2020 consisted of investments that (i) had original maturities of greater than three months and (ii) the Company had the ability to convert into cash within one year. The Company classified its short-term investments at the time of purchase as “held-to-maturity” and re-evaluated its classification quarterly based on whether the Company had the intent and ability to hold until maturity. Short-term investments, which were recorded at cost and adjusted for accrued interest, approximate fair value. Cash inflows and outflows related to the sale and purchase of short-term investments are classified as investing activities in the Company’s consolidated and combined statements of cash flows.
Accounts Receivable
Accounts receivable is recorded at net realizable value. The Company maintains an allowance for credit losses to reserve for potentially uncollectible receivables. The allowance for credit losses is estimated based on the Company’s analysis of receivables aging, specific identification of certain receivables that are at risk of not being paid, past collection experience and other factors. The Company’s allowance for credit losses was $5,577 and $9,135 as of June 30, 2021 and 2020, respectively.
Investments in to Nonconsolidated Affiliates and Equity Securities
The Company’s investments in nonconsolidated affiliates are primarily accounted for using the equity method of accounting and are carried at cost, plus or minus the Company’s share of net earnings or losses of the investment, subject to certain other adjustments. The cost of equity method investments includes transaction costs of the acquisition. As required by GAAP, to the extent that there is a basis difference between the cost and the underlying equity in the net assets of an equity investment, companies are required to allocate such differences between tangible and intangible assets. The Company’s share of net earnings or losses of the investment, inclusive of amortization expense for intangible assets associated with the investment, is reflected in equity in earnings (loss) of nonconsolidated affiliates on the Company’s consolidated and combined statements of operations. Dividends received from the investee reduce the carrying amount of the investment. Due to the timing of receiving financial information from its nonconsolidated affiliates, the Company records its share of net earnings or losses of such affiliates on a three-month lag basis, with the exception of the amortization expense of intangible assets which are recorded currently.
In addition to the equity method investments, the Company also has other equity investments with and without readily determinable fair values. The Company measures equity investments without readily determinable fair values at cost, less any impairment, adjusted for observable price changes from orderly transactions for identical or similar investments of the same issuer. Changes in observable price are reflected within Miscellaneous income (expense), net in the accompanying consolidated and combined statement of operations. For equity investments with readily determinable fair values, changes in the fair value of those investments are measured monthly and are recorded within Miscellaneous income (expense), net in the accompanying consolidated and combined statement of operations.
Impairment of Investments
The Company reviews its investments at least quarterly to determine whether a decline in fair value below the cost basis is other-than-temporary. The primary factors the Company considers in its determination are the length of time that the fair value of the investment is below the Company’s carrying value; future prospects of the investee; and the Company’s intent and ability to hold the security for a period of time sufficient to allow for any anticipated recovery in fair value. In addition, the Company considers other factors such as general market conditions, industry conditions, and analysts’ ratings. If the decline in fair value is deemed to be other-than-temporary, the cost basis of the investment is written down to fair value and the loss is realized as a component of net income. See Note 8 for further discussion of impairments of investments.
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
Goodwill is tested annually for impairment as of August 31st and at any time upon the occurrence of certain events or changes in circumstances. The Company has the option to perform a qualitative assessment to determine if an impairment is more likely than not to have occurred. If the Company can support the conclusion that it is not more likely than not that the fair value of a reporting unit is less than its carrying amount, the Company would not need to perform a quantitative impairment test for that reporting unit. If the Company cannot support such a conclusion or the Company does not elect to perform the qualitative assessment, the first step of the goodwill impairment test is used to identify potential impairment by comparing the fair value of a reporting unit with its carrying amount, including goodwill. The Company generally determines the fair value of a reporting unit using an income approach, such as the discounted cash flow method, or other acceptable valuation techniques, including the cost approach, in instances when it does not perform the qualitative assessment of goodwill. Subsequent to the adoption of ASU No. 2017-04 in the third quarter of Fiscal Year 2020, the amount of an impairment loss is measured as the amount by which a reporting unit’s carrying value exceeds its fair value determined in step one, not to exceed the carrying amount of goodwill. Prior to the adoption of ASU No. 2017-04, if the carrying amount of a reporting unit exceeded its fair value, the second step of the goodwill impairment test was performed to measure the amount of impairment loss, if any. The second step of the goodwill impairment test compared the implied fair value of the reporting unit’s goodwill with the carrying amount of that goodwill. If the carrying amount of the reporting unit’s goodwill exceeded the implied fair value of that goodwill, an impairment loss was recognized in an amount equal to that excess. The implied fair value of goodwill was determined in the same manner as the amount of goodwill that would be recognized in a business combination.
The Company performs its goodwill impairment test at the reporting unit level, which is one level below the operating segment level. The Company has two operating and reportable segments, Entertainment and Tao Group Hospitality, consistent with the way management makes decisions and allocates resources to the business. For Fiscal Years 2021 and 2020, the Company had two reporting units for goodwill impairment testing purposes: Entertainment and Tao Group Hospitality. During the first quarter of Fiscal Year 2021, the Company performed its annual impairment test of goodwill and determined that there were no impairments of goodwill identified for any of its reporting units as of the impairment test date. As a result of operating disruptions due to the COVID-19 pandemic beginning in the third quarter of Fiscal Year 2020, the Company’s projected cash flows were directly impacted. These disruptions along with the deteriorating macroeconomic conditions and industry/market considerations, were considered a “triggering event” for the Tao Group Hospitality reporting unit at the end of the third quarter of Fiscal Year 2020, which required the Company to assess the carrying value of Tao Group Hospitality’s intangible assets, long-lived assets and goodwill, in that order, in accordance with ASC Subtopic 350-30, for impairment. Based on this evaluation, the Company recorded a non-cash goodwill impairment charge of $88,583 during Fiscal Year 2020 for the Tao Group Hospitality reporting unit. See Note 11 for more information regarding the changes of the Company’s goodwill.
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

MADISON SQUARE GARDEN ENTERTAINMENT CORP.
NOTES TO CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS
(Continued)

For other long-lived assets, including property and equipment, right-of-use lease assets and intangible assets that are amortized, the Company evaluates assets for recoverability when there is an indication of potential impairment. If the undiscounted cash flows from a group of assets being evaluated is less than the carrying value of that group of assets, the fair value of the asset group is determined and the carrying value of the asset group is written down to fair value. The Company generally determines the fair value of a finite-lived intangible asset using an income approach, such as the discounted cash flow method. As a result of operating disruptions due to the COVID-19 pandemic, the Company recorded non-cash impairment charges of $8,047, $5,646, and $3,541, for property and equipment assets, right-of-use assets net of related lease liabilities, and certain intangible assets during Fiscal Year 2020, respectively, which were associated with two venues within the Company’s Tao Group Hospitality reportable segment.
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
The fair values of these earn-out arrangements are included as part of the purchase price of the acquired companies on their respective acquisition dates. For each transaction, the Company estimates the fair value of contingent earn-out payments as part of the initial purchase price and records the estimated fair value of contingent consideration that the Company expects to pay to the former owners as a liability in “Other accrued liabilities” and “Other liabilities” on the consolidated balance sheets.
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
Defined Benefit Pension Plans and Other Postretirement Benefit Plan

As more fully described in Note 15, certain employees of the Company participate in defined benefit pension plans (“Shared Plans”) sponsored by the Company, which also have historically included participants of MSG Sports. The Company accounted for the Shared Plans under the guidance of ASC 715, Compensation — Retirement Benefits. Accordingly, the Company recorded an asset or liability to recognize the funded status of the Shared Plans (other than multiemployer plans), as well as a liability only for any required contributions to the Shared Plans that were accrued and unpaid at the balance sheet date. The related pension expenses attributed to the Company were based primarily on pension-eligible compensation of active participants. For the Shared Plans’ liabilities, the combined financial statements reflected the full impact of such plans on both the combined statements of operations and combined balance sheets. The pension expense related to employees of MSG Sports participating in any of the Shared Plans is reflected as a contributory credit from the Company to MSG Sports, resulting in a decrease to the expense recognized in the combined statements of operations.
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
Actuarial gains and losses that have not yet been recognized through the consolidated and combined statements of operations are recorded in accumulated other comprehensive income (loss) until they are amortized as a component of net periodic benefit cost through other comprehensive income (loss).

MADISON SQUARE GARDEN ENTERTAINMENT CORP.
NOTES TO CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS
(Continued)

After the Entertainment Distribution Date, the Company has both funded and unfunded defined benefit plans, as well as a contributory other postretirement benefit plan, covering certain full-time employees and retirees. The expense recognized by the Company is determined using certain assumptions, including the expected long-term rate of return and discount rates, among others. The Company recognizes the funded status of its defined benefit pension and other postretirement plans (other than multiemployer plans) as an asset or liability in the consolidated balance sheets and recognizes changes in the funded status in the year in which the changes occur through other comprehensive income (loss).
Fair Value Measurements
The fair value hierarchy is based on inputs to valuation techniques that are used to measure fair value that are either observable or unobservable. Observable inputs reflect assumptions market participants would use in pricing an asset or liability based on market data obtained from independent sources while unobservable inputs reflect a reporting entity’s pricing based upon their own market assumptions. The fair value hierarchy consists of the following three levels:
•Level I — Quoted prices for identical instruments in active markets.
•Level II — Quoted prices for similar instruments in active markets; quoted prices for identical or similar instruments in markets that are not active; and model-derived valuations whose inputs are observable or whose significant value drivers are observable.
•Level III — Instruments whose significant value drivers are unobservable.
Foreign Currency Translations
The consolidated and combined financial statements are presented in U.S. Dollars. Assets and liabilities of non-U.S. subsidiaries and the Company’s foreign-based equity method investments that operate in a local currency environment, where that local currency is the functional currency, are translated to U.S. Dollars at exchange rates in effect at the balance sheet date. Operating results of non-U.S. subsidiaries are translated at weighted-average exchange rates during the year which approximate the rates in effect at the transaction dates. For the Company’s foreign-based equity method investments, the proportionate share of the investee’s income is translated into U.S. dollars at the average exchange rate for the period and the investment is translated using the exchange rate as of the end of the reporting period. Foreign currency translation gains and losses are included as a component of accumulated other comprehensive income (loss) as changes in cumulative translation adjustments in the accompanying consolidated balance sheets.
Recently Issued Accounting Pronouncements
Recently Adopted Accounting Pronouncements
In June 2016, the FASB issued Accounting Standards Update (“ASU”) No. 2016-13, Financial Instruments — Credit Losses. ASU No. 2016-13 replaced the incurred loss impairment methodology in previous GAAP with a methodology that requires the reflection of expected credit losses and consideration of a broader range of reasonable and supportable information to determine credit loss estimates at inception. In May 2019, the FASB issued ASU No. 2019-05, Targeted Transition Relief, which amends ASC Topic 326 to provide an option to irrevocably elect to measure certain individual financial assets at fair value instead of amortized cost. In November 2019, FASB issued ASU No. 2019-11, Codification Improvements to Topic 326, Financial Instruments — Credit Losses, to provide clarification guidance in a number of areas, including: (i) expected recoveries for purchased financial assets with credit deterioration, (ii) transition relief for troubled debt restructuring, (iii) disclosures related to accrued interest receivables, and (iv) financial assets secured by collateral maintenance provisions. For most financial instruments, the standard requires the use of a forward-looking expected loss model rather than the incurred loss model for recognizing credit losses, which will generally result in the earlier recognition of credit losses on financial instruments. In February 2020, the FASB issued ASU No. 2020-02, Financial Instruments — Credit Losses and Leases, which includes amendments pursuant to SEC Staff Accounting Bulletin No. 119. This standard was adopted by the Company in the first quarter of Fiscal Year 2021. The adoption of the standard did not have a material impact on the Company’s consolidated financial statements and certain disclosures.
In August 2018, the FASB issued ASU No. 2018-13, Fair Value Measurement (Topic 820): Disclosure Framework — Changes to the Disclosure Requirements for Fair Value Measurement as part of the FASB’s broader disclosure framework project. ASU No. 2018-13 removes, modifies and adds certain disclosures providing greater focus on requirements that clearly communicate the most important information to the users of the financial statements with respect to fair value measurements. Most of the disclosure requirements in ASU No. 2018-13 are required to be applied on a retrospective basis except for the guidance related

MADISON SQUARE GARDEN ENTERTAINMENT CORP.
NOTES TO CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS
(Continued)

to (i) unrealized gains and losses included in other comprehensive income, (ii) disclosure related to range and weighted average Level 3 unobservable inputs and (iii) narrative disclosure requirements on measurement uncertainty, which are required to be applied on a prospective basis. This standard was adopted by the Company in the first quarter of Fiscal Year 2021. The adoption of the standard did not have an impact on the Company’s disclosures in its consolidated financial statements.
In August 2018, the FASB issued ASU No. 2018-14, Compensation-Retirement Benefits-Defined Benefit Plans — General (Subtopic 715-20): Disclosure Framework-Changes to the Disclosure Requirements for Defined Benefit Plans. ASU No. 2018-14 removes certain disclosures that are not considered cost beneficial, clarifies certain required disclosures and adds additional disclosures. This standard was adopted by the Company in the first quarter of Fiscal Year 2021. The adoption of the standard did not have an impact on the Company’s disclosures in its consolidated financial statements.
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
Note 3. Acquisition and Disposition
Acquisition of Hakkasan
In connection with Tao Group Hospitality’s venue expansion plans, Tao Group Sub-Holdings LLC, a subsidiary of Tao Group Hospitality and an indirect subsidiary of the Company, entered into a Transaction Agreement (the “Transaction Agreement”) on April 27, 2021 (the “Closing Date”), pursuant to which Tao Group Sub-Holdings LLC acquired the business (“Hakkasan”) of Hakkasan USA, Inc., a Delaware corporation (“Hakkasan Parent”). Hakkasan consists of a global collection of 37 hospitality venues including restaurants, bars, lounges, and nightclubs. Its brand portfolio spans four continents and over 21 major cities. Pursuant to the Transaction Agreement, Hakkasan Parent contributed its interest in Hakkasan to Tao Group Sub-Holdings LLC in exchange for approximately 18% of the common equity interests in Tao Group Sub-Holdings LLC. In addition, Hakkasan Parent and Tao Group Hospitality have provided each other with certain customary representations, warranties and indemnities that are protective in nature. After the Closing Date, Tao Group Hospitality, which owned all of the issued and outstanding common equity interests in Tao Group Sub-Holdings LLC before the Closing Date, owns approximately 82% of the common equity interests in Tao Group Sub-Holdings LLC. The ownership percentages are subject to potential post-closing adjustments for closing working capital and net debt against agreed upon targets. After the Closing Date, the Company continues to own a 77.5% controlling interest in Tao Group Hospitality, which, before any post-closing adjustments, translates to an approximately 63% indirect controlling interest in Tao Group Sub-Holdings LLC. Tao Group Hospitality’s results will continue to be consolidated in the financial results of the Company.

MADISON SQUARE GARDEN ENTERTAINMENT CORP.
NOTES TO CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS
(Continued)

The Company’s purchase price allocation (“PPA”) for the Hakkasan acquisition is preliminary pending finalization of a working capital adjustment and deferred taxes (see explanation below) and could be subject to further revision if additional information related to the fair value of the identifiable net assets and nonredeemable noncontrolling interests becomes available. In addition, the initial determination of approximately 18% noncontrolling interest ownership of common equity interests in Tao Group Sub-Holdings LLC is subject to customary working capital adjustments. The carrying value is recognized under the Tao Group Hospitality reporting segment, whereas the step-up to fair value is reported separately under Purchase Accounting Adjustments as distinguished within Note 21. The preliminary allocation of the purchase price to the assets acquired and liabilities assumed as of April 27, 2021 is presented below:

Fair Value (a)
Cash and cash equivalents	$16,737
Property and equipment, net	33,393
Right-of-use lease assets	44,818
Amortizable intangible assets, net	47,170
Other assets	12,641
Accrued expenses and other current liabilities	(15,957)
Operating lease liabilities	(52,025)
Other liabilities	(13,655)
Total identifiable net assets acquired	73,122
Goodwill (a)	3,378
Redeemable noncontrolling interests (b)	$(76,500)
_________________
(a)Primarily represents expected synergies from combining operations of Hakkasan and Tao Group Hospitality, and is not deductible for income tax purposes.
(b)Hakkasan Parent has the right to put its equity interest in Tao Group Sub-Holdings LLC to Tao Group Hospitality for fair market value (subject to a floor value determined based upon a multiple of trailing EBITDA) beginning in 2026 and each second year thereafter by providing notice during a 30 day window starting June 1, 2025 (and each second June 1 thereafter). Consideration paid upon exercise of the put right shall be, at the option of Tao Group Hospitality, in cash, debt, or stock of the Company or its successor, subject to certain limitations. Additionally, Tao Group Hospitality may elect to satisfy this put obligation through a sale of Tao Group Sub-Holdings or a going public transaction with respect to Tao Group Sub-Holdings.
Amortizable intangible assets, goodwill, inventory, property and equipment, and redeemable noncontrolling interests that arose from this acquisition were classified within Level III of the fair value hierarchy as they were valued using unobservable inputs, reflecting the Company’s best estimate of what hypothetical market participants would use to determine the value of acquired assets at the reporting date based on the best information available in the circumstances.
The amounts of revenues and net income (primarily excluding the impact of various amortization of purchase price accounting adjustments of $1,070) attributable to Hakkasan since the acquisition date included in the Tao Group Hospitality segment within the Company’s consolidated statements of operations for Fiscal Year 2021 were $27,604 and $2,896, respectively.
Pro forma result of operations have not been presented because the effect of the acquisition was not material to the Company’s consolidated statement of operations for Fiscal Year 2021, due to significant business disruptions resulting from the COVID-19 pandemic prior to the acquisition date.
For the year ended June 30, 2021, the Company’s Tao Group Hospitality segment recognized $3,686 of acquisition-related expenses in connection with the Hakkasan acquisition within selling, general and administrative expenses in the accompanying consolidated statements of operations.
The deferred taxes calculated relied on estimates of tax basis that would be allocable to the Company and reflect management’s best estimates and assumptions as of the reporting date and are considered preliminary pending finalization.

MADISON SQUARE GARDEN ENTERTAINMENT CORP.
NOTES TO CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS
(Continued)

Tao Group Hospitality Additional Interest Acquisition in Fiscal Year 2020
The Tao Group Hospitality purchase agreement entered into January 2017 contains a put option to require the Company to purchase the other owners’ equity interests under certain circumstances. The noncontrolling interest combined with the put option is classified as redeemable noncontrolling interest in the consolidated balance sheet, separate from equity. The relevant amounts attributable to investors other than the Company are reflected under “Redeemable noncontrolling interests,” “Net income (loss) attributable to redeemable noncontrolling interests” and “Comprehensive income (loss) attributable to redeemable noncontrolling interests” on the accompanying consolidated balance sheets, consolidated and combined statements of operations and consolidated and combined statements of comprehensive income (loss), respectively. The put option can be settled, at the Company’s option, in cash, debt or shares of the Company’s Class A Common Stock. The ultimate amount paid upon the exercise of the put option will likely be different from the estimated fair value, given the calculation required pursuant to the Tao Group Hospitality operating agreement.
On January 22, 2020, the Company acquired an additional 15% of common equity interest in Tao Group Hospitality from its noncontrolling interest holders through a pre-Entertainment Distribution issuance of 102 shares of MSG Sports Class A common stock. Following this acquisition, the Company now owns approximately 78% of common equity interest in Tao Group Hospitality. In connection with the acquisition of the additional 15% of common equity interest in Tao Group Hospitality, the Company recorded a decrease of $37,715 in the carrying value of the redeemable noncontrolling interests and an offset of the same amount in the MSG Sports Corp. Investment in the accompanying consolidated and combined statements of equity and redeemable noncontrolling interests.
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
See accompanying consolidated and combined statement of equity and redeemable controlling interest for various adjustments associated with the adjustment to redemption or fair value as well as the accretion of put options recorded in Fiscal year 2021 and Fiscal Year 2020. As discussed in Note 2, the Company elected to treat the adjustment to the non fair value redemption floor as an adjustment to the control number (numerator) of the EPS computation. See Note 6 for the adjustment of redeemable noncontrolling interest to redemption value in the computation of earnings per share.
Disposition of The Forum in Fiscal Year 2020
On March 24, 2020, the Company entered into a Membership Interest Purchase Agreement (the “MIPA”) pursuant to which the Company agreed to sell the Forum in Inglewood, CA and settle related litigation for cash consideration in the amount of $400,000, subject to regulatory and other customary closing conditions. The transaction subsequently closed on May 1, 2020, resulting in a total gain on sale of $240,783, net of transaction costs of $50,806 during the year ended June 30, 2020 of which $140,495 was attributable to the settlement of the related litigation. The transaction cost included a fee of $48,742 to The Azoff Company Holdings (“Azoff Music”), in connection with an agreement made by the Former Parent when the remaining 50% interest of Azoff Music was sold on December 5, 2018. The Forum meets the definition of a business under SEC Regulation S-X Rule 11-01(d)-1 and FASB ASC Topic 805 — Business Combinations. This disposition does not represent a strategic shift with a major effect on the Company’s operations, and as such, has not been reflected as a discontinued operation under FASB ASC Subtopic 205-20 — Discontinued Operations. The gain of disposition of the Forum was reported under the Entertainment segment. See Note 21 for further details.

MADISON SQUARE GARDEN ENTERTAINMENT CORP.
NOTES TO CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS
(Continued)

Note 4. Revenue Recognition
Contracts with Customers
For the years ended June 30, 2021, 2020 and 2019, all revenue recognized in the consolidated and combined statements of operations is considered to be revenue from contracts with customers in accordance with ASC Topic 606 except for $24,325 of revenues from (i) Arena License Agreements, (ii) leases, and (iii) subleases, which are accounted for in accordance with ASC Topic 842 for Fiscal Year 2021. In Fiscal Year 2021, the Company did not have any material provision for credit losses on receivables or contract assets arising from contracts with customers. The allowance for credit losses associated with contracts with customers was $5,577 and $9,135 as of June 30, 2021 and 2020, respectively. The net decrease in allowance for credit losses in Fiscal Year 2021 was due to a net accounts receivable write off of $4,026, partially offset by an increase in provisions for credit losses of $468.
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
In connection with the Entertainment Distribution, the Company entered into Arena License Agreements with MSG Sports that require the Knicks and the Rangers to play their home games at The Garden. These agreements also provide for the provision of certain services by the Company to MSG Sports in connection with MSG Sports events that are held at The Garden and include revenue-sharing provisions for certain agreements entered into by the Company and MSG Sports. The Arena License Agreements contain both lease and non-lease components. The revenue to be recognized with respect to the lease components of the Arena License Agreements is accounted for as operating lease revenue in accordance with ASC 842 - Leases. The non-lease components are accounted for in accordance with ASC Topic 606 as further discussed below.
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
Principal versus Agent Revenue Recognition
The Company reports revenue on a gross or net basis based on management’s assessment of whether the Company acts as a principal or agent in the transaction. The determination of whether the Company acts as a principal or an agent in a transaction is based on an evaluation of whether the Company controls the good or service before transfer to the customer. When the Company concludes that it controls the good or service before transfer to the customer, the Company is considered a principal in the transaction and records revenue on a gross basis. When the Company concludes that it does not control the good or service before transfer to the customer but arranges for another entity to provide the good or service, the Company acts as an agent and records revenue on a net basis in the amount it earns for its agency service.
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
For Fiscal Years 2021, 2020 and 2019, the Company recorded revenue-sharing expense of $1,025, $110,002, and $145,723, respectively, for MSG Sports’ share of the Company’s revenues from (i) suite license, (ii) certain signage and sponsorship, and (iii) food and beverage based upon the provisions of the underlying contractual arrangements for the period subsequent to the Entertainment Distribution, and on the basis of direct usage when specifically identified or allocated proportionally for all prior periods.
In connection with the Entertainment Distribution, the Company entered into advertising sales representation agreements with certain subsidiaries of MSG Sports. Pursuant to these agreements, the Company has the exclusive right and obligation to sell sponsorship assets on behalf of the respective subsidiaries of MSG Sports. The Company is entitled to both fixed and variable commissions under the terms of these agreements. The Company recognizes the fixed component ratably over the term of the arrangement which corresponds with the Company’s satisfaction of its service-based performance obligations. Variable commissions are earned and recognized as the related sponsorship performance obligations are satisfied by MSG Sports. The Company is not the principal in such arrangements as it does not control the related goods or services prior to transfer to the customer. Since the Company acts as an agent under these arrangements, the Company recognizes the advertising commission revenue on a net basis.
The Company is also party to an advertising sales representation agreement with MSG Networks. Pursuant to the agreement, the Company has the exclusive right and obligation to sell advertising on behalf of MSG Networks. The Company is entitled to and earns commission revenue as the advertisements are aired on MSG Networks. Since the Company acts as an agent, the Company recognizes the advertising commission revenue on a net basis. In connection with the Merger with MSG Networks, these revenues will be eliminated retrospectively on a consolidated basis beginning Fiscal Year 2022.
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
The Company’s revenues also include revenue from the license of The Garden’s suites. Suite license arrangements are generally multi-year fixed-fee arrangements that include annual fee increases. Payment terms for suite license arrangements can vary by contract, but payments are generally due in installments prior to each license year. The Company’s performance obligations under such arrangements is to provide the licensee with access to the suite when events occur at The Garden. The population of events generally includes both the Company’s events as well as MSG Sports’ events. The Company accounts for the performance obligation under these types of arrangements as a series and, as a result, the related suite license fees for all years during the license term are aggregated and revenue is recognized proportionately over the license period as the Company satisfies the related performance obligation. Progress toward satisfaction of the Company’s annual suite license performance obligations is measured as access to the suite is provided to the licensee for each event throughout the contractual term of the license.
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
Disaggregation of Revenue
The following table disaggregates the Company’s revenue by major source and reportable segment based upon the timing of transfer of goods or services to the customer, in accordance with ASC Subtopic 606-10-50-5, for the years ended June 30, 2021, 2020 and 2019:

	Year ended June 30, 2021
	Entertainment	Tao Group Hospitality	Eliminations	Total
Event-related and entertainment dining and nightlife offerings (a)	$14,062	$84,325	$(1,522)	$96,865
Sponsorship, signage and suite licenses (b)	16,308	4,736	(207)	20,837
Other (c)	27,586	11,105	(317)	38,374
Total revenues from contracts with customers	$57,956	$100,166	$(2,046)	$156,076

MADISON SQUARE GARDEN ENTERTAINMENT CORP.
NOTES TO CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS
(Continued)

	Year ended June 30, 2020
	Entertainment	Tao Group Hospitality	Eliminations	Total
Event-related and entertainment dining and nightlife offerings (a)	$390,691	$161,663	$(507)	$551,847
Sponsorship, signage and suite licenses (b)	176,798	1,640	(1,091)	177,347
Other (c)	17,719	16,898	(875)	33,742
Total revenues from contracts with customers	$585,208	$180,201	$(2,473)	$762,936

	Year ended June 30, 2019
	Entertainment	Tao Group Hospitality	Eliminations	Total
Event-related and entertainment dining and nightlife offerings (a)	$529,737	$234,205	$(852)	$763,090
Sponsorship, signage and suite licenses (b)	243,843	1,788	(873)	244,758
Other (c)	23,478	17,658	(75)	41,061
Total revenues from contracts with customers	$797,058	$253,651	$(1,800)	$1,048,909
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
(b)See sections “— Contracts with Customers — Arrangements with Multiple Performance Obligations”, “— Contracts with Customers — Principal versus Agent Revenue Recognition” and “— Contracts with Customers — Entertainment Segment” for further details on the pattern of recognition of sponsorship, signage and suite license revenues.
(c)Primarily consists of (i) revenues from sponsorship sales and representation agreements with MSG Sports, (ii) advertising commission revenue from MSG Networks, and (ii) Tao Group Hospitality’s managed venue revenues.
In addition to the disaggregation of the Company’s revenue by major source based upon the timing of transfer of goods or services to the customer disclosed above, the following table disaggregates the Company’s combined revenues by type of goods or services in accordance with the required entity-wide disclosure requirements of FASB ASC Subtopic 280-10-50-38 to 40 and the disaggregation of revenue required disclosures in accordance with ASC Subtopic 606-10-50-5 for the years ended June 30, 2021, 2020 and 2019.

	Year ended June 30, 2021
	Entertainment (d)	Tao Group Hospitality	Eliminations	Total (d)
Ticketing and venue license fee revenues (a)	$8,311	$—	$—	$8,311
Sponsorship and signage, suite, and advertising commission revenues (b)	43,723	—	(207)	43,516
Revenues from entertainment dining and nightlife offerings (c)	—	100,166	(1,839)	98,327
Food, beverage and merchandise revenues	3,078	—	—	3,078
Other	2,844	—	—	2,844
Total revenues from contracts with customers	$57,956	$100,166	$(2,046)	$156,076

MADISON SQUARE GARDEN ENTERTAINMENT CORP.
NOTES TO CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS
(Continued)

	Year ended June 30, 2020
	Entertainment	Tao Group Hospitality	Eliminations	Total
Ticketing and venue license fee revenues (a)	$310,971	$—	$—	$310,971
Sponsorship and signage, suite, and advertising commission revenues (b)	200,092	—	(1,091)	199,001
Revenues from entertainment dining and nightlife offerings (c)	—	180,201	(1,382)	178,819
Food, beverage and merchandise revenues	62,341	—	—	62,341
Other	11,804	—	—	11,804
Total revenues from contracts with customers	$585,208	$180,201	$(2,473)	$762,936

	Year ended June 30, 2019
	Entertainment	Tao Group Hospitality	Eliminations	Total
Ticketing and venue license fee revenues (a)	$420,285	$—	$—	$420,285
Sponsorship and signage, suite, and advertising commission revenues (b)	266,204	—	(873)	265,331
Revenues from entertainment dining and nightlife offerings (c)	—	253,651	(927)	252,724
Food, beverage and merchandise revenues	83,307	—	—	83,307
Other	27,262	—	—	27,262
Total revenues from contracts with customers	$797,058	$253,651	$(1,800)	$1,048,909
_________________
(a)Amounts include ticket sales, including other ticket-related revenue, and venue license fees from the Company’s events such as (i) concerts, (ii) the presentation of the Christmas Spectacular, and (iii) other live entertainment and sporting events.
(b)Beginning in Fiscal Year 2021, Sponsorship and signage, suite, and advertising commission revenues include revenues from sponsorship sales and representation agreements with MSG Sports.
(c)Primarily consist of revenues from (i) entertainment dining and nightlife offerings and (ii) venue management agreements.
(d)In addition to the various types of revenues disclosed above, total revenues of $180,401 in Fiscal Year 2021 include $24,325 of lease-related revenues recognized under ASC 842 within the Entertainment segment. See “— Lessor Arrangements” under Note 10 for further details.

MADISON SQUARE GARDEN ENTERTAINMENT CORP.
NOTES TO CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS
(Continued)

Contract Balances
The timing of revenue recognition, billings and cash collections results in billed receivables, contract assets and contract liabilities on the consolidated balance sheet. For Fiscal Year 2021, the Company did not have any material impairment losses on contract assets arising from contracts with customers. The following table provides information about the opening and closing contract balances from the Company’s contracts with customers as of June 30, 2021, 2020 and 2019.

	June 30,
	2021	2020	2019
Receivables from contracts with customers, net (a)	$86,454	$59,828	$81,170
Contract assets, current (b)	7,052	3,850	6,873
Deferred revenue, including non-current portion (c)	210,037	193,112	197,047
_________________
(a)Receivables from contracts with customers, which are reported in Accounts receivable, net and Net related party receivables in the Company’s consolidated balance sheets, represent the Company’s unconditional rights to consideration under its contracts with customers. As of June 30, 2021, 2020 and 2019. the Company’s receivables from contracts with customers above included $4,848, $2,644 and $126, respectively, related to various related parties. See Note 20 for further details on these related party arrangements.
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
(c)Deferred revenue primarily relates to the Company’s receipt of consideration from a customer in advance of the Company’s transfer of goods or services to that customer. Deferred revenue is reduced and the related revenue is recognized once the underlying goods or services are transferred to the customer. Revenue recognized for the year ended June 30, 2021 and relating to the deferred revenue balance as of June 30, 2020 was $11,204.
Transaction Price Allocated to the Remaining Performance Obligations
The following table depicts the estimated revenue expected to be recognized in the future related to performance obligations that are unsatisfied (or partially unsatisfied) as of June 30, 2021. This primarily relates to performance obligations under sponsorship and suite license agreements that have original expected durations longer than one year and the considerations are not variable. In developing the estimated revenue, the Company applies the allowable practical expedient and does not disclose information about remaining performance obligations that have original expected durations of one year or less.

Fiscal year ending June 30, 2022	$101,393
Fiscal year ending June 30, 2023	96,749
Fiscal year ending June 30, 2024	77,948
Fiscal year ending June 30, 2025	55,945
Fiscal year ending June 30, 2026	43,180
Thereafter	57,245
$432,460

MADISON SQUARE GARDEN ENTERTAINMENT CORP.
NOTES TO CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS
(Continued)

Note 5. Restructuring Charges
The Company’s operations have been disrupted since March 2020 due to the COVID-19 pandemic. As a direct response to this disruption, on August 4, 2020, the Company implemented cost savings initiatives in order to streamline operations and preserve liquidity. These measures included a reduction in full-time workforce of approximately 350 employees in August and 10 employees in November for a total expense of $21,299 for the year ended June 30, 2021 primarily related to termination benefits provided to employees in the Entertainment reportable segment. These expenses are reported under the caption Restructuring charges in the accompanying consolidated and combined statements of operations.
The Company’s restructuring accrual activity through June 30, 2021 is as follows:

June 30, 2020	$—
Restructuring charges	21,299
Payments	(21,118)
June 30, 2021	$181
Note 6. Computation of Earnings (Loss) per Common Share
On the Entertainment Distribution Date, 23,992 shares of the Company’s Class A Common Stock were distributed to MSG Sports stockholders as of the Record Date and were outstanding as of April 17, 2020. This share amount was being utilized for the calculation of basic earnings (loss) per share for the periods prior to the Entertainment Distribution because the Company was a wholly-owned subsidiary of MSG Sports prior to the Entertainment Distribution Date. In addition, the computation of diluted earnings per share equals the basic earnings (loss) per common share calculation since there was no stock trading information available to compute dilutive effect of shares issuable under share-based compensation plans needed under the treasury method in accordance with ASC Topic 260, Earnings Per Share. The following table presents a reconciliation of weighted-average shares used in the calculations of basic and diluted earnings (loss) per common share attributable to the Company’s stockholders.

MADISON SQUARE GARDEN ENTERTAINMENT CORP.
NOTES TO CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS
(Continued)

	Years Ended June 30,
	2021	2020	2019
Net income (loss) available to Madison Square Garden Entertainment Corp.’s stockholders (numerator):
Net income (loss) attributable to Madison Square Garden Entertainment Corp.’s stockholders per statement of operations	$(412,082)	$17,234	$(17,894)
Adjustment of redeemable noncontrolling interest to redemption value	(8,728)	—	—
Net income (loss) attributable to Madison Square Garden Entertainment Corp.’s stockholders for EPS:	$(420,810)	$17,234	$(17,894)

Weighted-average shares (denominator):
Weighted-average shares for basic EPS (a)	24,205	23,998	23,992
Dilutive effect of shares issuable under share-based compensation plans (a)	—	19	—
Weighted-average shares for diluted EPS (a)	24,205	24,017	23,992
Weighted-average anti-dilutive shares (b)	—	522	—

EPS:
Basic earnings (loss) per common share attributable to Madison Square Garden Entertainment Corp.’s stockholders	$(17.39)	$0.72	$(0.75)
Diluted earnings (loss) per common share attributable to Madison Square Garden Entertainment Corp.’s stockholders	$(17.39)	$0.72	$(0.75)
_________________
(a)See the Consolidated and Combined Statements of Operations for how the weighted-average shares were derived for Fiscal Year 2019 prior to the Entertainment Distribution in Fiscal Year 2020. In addition, weighted-average anti-dilutive shares information for Fiscal Year 2019 was not provided since there was no stock price information and the Company did not have stand-alone restricted stock units and stock options available to compute during that period until the Entertainment Distribution occurred on April 17, 2020.
(b)For Fiscal Year 2021, all restricted stock units and stock options were excluded from the above table because the Company reported a net loss for the periods presented and, therefore, their impact on reported loss per share would have been antidilutive. See Note 16 for further detail.
Note 7. Cash, Cash Equivalent and Restricted Cash

The following table provides a summary of the amounts recorded as cash, cash equivalents and restricted cash.

	As of
	June 30, 2021	June 30, 2020	June 30, 2019	June 30, 2018
Captions on the consolidated and combined balance sheets:
Cash and cash equivalents	$1,168,760	$906,555	$1,082,055	$1,225,645
Restricted cash	22,984	17,749	10,010	6,711
Cash, cash equivalents and restricted cash on the consolidated and combined statements of cash flows	$1,191,744	$924,304	$1,092,065	$1,232,356

MADISON SQUARE GARDEN ENTERTAINMENT CORP.
NOTES TO CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS
(Continued)

Note 8. Investments in Nonconsolidated Affiliates
The Company’s investments in nonconsolidated affiliates which are accounted for under the equity method of accounting and equity investments without readily determinable fair values in accordance with ASC Topic 323, Investments - Equity Method and Joint Ventures and ASC Topic 321, Investments - Equity Securities, respectively, consisted of the following:

	Ownership Percentage	Investment
June 30, 2021
Equity method investments:
SACO Technologies Inc. (“SACO”)	30%	$36,265
Others		6,204
Equity investments without readily determinable fair values (a)		3,500
Total investments in nonconsolidated affiliates		$45,969

June 30, 2020
Equity method investments:
SACO	30%	$40,461
Others		8,661
Equity investments without readily determinable fair values (a) (b) (c)		3,500
Total investments in nonconsolidated affiliates		$52,622
_________________
(a)In accordance with the ASC Topic 321, Investments - Equity Securities, the Company applies the measurement alternative to its equity investments without readily determinable fair values. Under the measurement alternative, equity securities without readily determinable fair values are accounted for at cost, adjusted for impairment and changes resulting from observable price fluctuations in orderly transactions for the identical or a similar investment of the same issuer. For Fiscal Year 2021, the Company did not have impairment charges or change in carrying value recorded to its equity securities without readily determinable fair values. For Fiscal Year 2020, the Company recorded an impairment charge of $533. For Fiscal Year 2019, the Company recorded a $3,738 increase in carrying value from observable price fluctuations and an impairment charge of $398.
(b)As of June 30, 2019, the Company’s equity investment in equity without readily determinable fair value included a $9,834 investment in DraftKings Inc. (“DraftKings”). DraftKings became a publicly traded company in April 2020. Accordingly, the Company began accounting for its investment in DraftKings as an equity investment with a readily determinable fair value in accordance the ASC Topic 321, Investments - Equity Securities. See section “Equity Investment with Readily Determinable Fair Values” below for further discussion.
(c)The following tables summarize the changes in the Company’s equity investments without readily determinable fair values for which the Company has used Level III inputs to determine fair value and a reconciliation to the opening and closing balances as of June 30, 2021, and 2020:

	June 30,
	2021	2020
Balance, beginning of period	$3,500	$13,867
Transfer out of Level III to Level I for investment in DraftKings	—	(9,834)
Impairment charge	—	(533)
Balance, end of period	$3,500	$3,500

MADISON SQUARE GARDEN ENTERTAINMENT CORP.
NOTES TO CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS
(Continued)

Equity Method Investments
The Company determined that it has the ability to exert significant influence over the investee and therefore accounts for these investments under the equity method of accounting in accordance with ASC Topic 323. For investments in limited liability companies in which the Company has an ownership interests that exceeds 3% to 5%, the Company also accounts for such investments under the equity method of accounting.
SACO
In July 2018, the Company acquired a 30% interest in SACO, a global provider of high-performance LED video lighting and media solutions, for a total consideration of approximately $47,244. The Company is utilizing SACO as a preferred display technology provider for MSG Sphere based upon commercial terms. The total consideration consisted of a $42,444 payment at closing and a $4,800 deferred payment, which was made in October 2018. As of the acquisition date, the carrying amount of the investment was greater than the Company’s equity interest in the underlying net assets of SACO. As such, the Company allocated the difference to amortizable intangible assets of $25,350 and is amortizing these intangible assets on a straight-line basis over the expected useful lives ranging from 6 years to 12 years.
In addition, the Company also has other investments in various entertainment, hospitality companies and related technology companies, accounted for under the equity method.
Equity Investment with Readily Determinable Fair Value
As of June 30, 2021, the Company holds investments of (i) 583 shares of the Class A common stock of Townsquare Media, Inc. (“Townsquare”), (ii) 2,625 shares of the Class C common stock of Townsquare, and (iii) 869 shares of Class A common stock of DraftKings. Townsquare is a community-focused digital media, digital marketing solutions and radio company that has its Class A common stock listed on the New York Stock Exchange (“NYSE”) under the symbol “TSQ”. DraftKings is a digital sports entertainment and gaming company that is listed on the NASDAQ Stock Market (“NASDAQ”) under the symbol “DKNG”. The fair value of the Company’s investments in Class A common stock of Townsquare and Class A common stock of DraftKings are determined based on quoted market prices in active markets on the NYSE and NASDAQ, respectively, which are classified within Level I of the fair value hierarchy. As a holder of Class C common stock of Townsquare, the Company is entitled to convert at any time all or any part of the Company’s shares into an equal number of shares of Class A common stock of Townsquare, subject to restrictions set forth in Townsquare’s certificate of incorporation.
The cost basis and the carrying fair value of these investments, which are reported under Other assets in the accompanying consolidated balance sheets as of June 30, 2021 and 2020, are as follows:

	Balance as of June 30, 2021
Equity Investment with Readily Determinable Fair Values	Units / Shares Held	Cost Basis	Carrying value / Fair value
Townsquare Class A common stock	583	$4,221	$7,435
Townsquare Class C common stock	2,625	19,001	33,469
DraftKings, common stock	869	6,036	45,360
Total		$29,258	$86,264

	Balance as of June 30, 2020
Equity Investment with Readily Determinable Fair Value	Units / Shares Held	Cost Basis	Carrying value / fair value
Townsquare Class A common stock	3,208	$23,222	$14,340
DraftKings, common stock	1,280	8,798	42,589
DraftKings, warrant	9	22	132
Total		$32,042	$57,061

MADISON SQUARE GARDEN ENTERTAINMENT CORP.
NOTES TO CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS
(Continued)

The following table summarizes the realized and unrealized gains (loss) on equity investments with readily determinable fair value for the years ended June 30, 2021, 2020 and 2019:

	June 30,
	2021	2020	2019
Unrealized gain (loss) — Townsquare	$26,563	$(2,920)	$(3,497)
Unrealized gain — DraftKings	26,942	34,197	—
Realized gain (loss) — DraftKings	(2,327)	6,351	—
	$51,178	$37,628	$(3,497)

Supplemental information on realized gain (loss):
Shares of common stock sold — DraftKings	420	197	—
Cash proceeds from common stock sold — DraftKings	$22,079	$7,659	$—
The realized and unrealized gains and losses on investments discussed above are reported under Miscellaneous income (expense), net in the accompanying consolidated and combined statement of operations. See Note 21. Segment Information for addition information.
Unconsolidated Significant Subsidiaries
Based on the amended Rule 1-02(w) of Regulation S-X that the Company early adopted, the Company had no equity investments, individually or in the aggregate, that exceeded 10% in any of the three tests. As such, the Company is not required to provide the summarized balance sheet information for the most recent two fiscal years and the summarized income statement information for the most recent three years for the Company’s equity method investees.

Note 9. Property and Equipment
As of June 30, 2021 and 2020, property and equipment consisted of the following assets:

	June 30,
	2021	2020	Estimated Useful Lives
Land	$150,750	$141,638
Buildings	996,295	993,206	Up to	40 years
Equipment	378,086	345,314	1 year	to	20 years
Aircraft	38,090	38,090	20 years
Furniture and fixtures	38,896	42,389	1 year	to	7 years
Leasehold improvements	196,273	170,585	Shorter of term of lease or useful life of improvement
Construction in progress	1,144,882	685,382
	2,943,272	2,416,604
Less accumulated depreciation and amortization	(843,925)	(770,489)
	$2,099,347	$1,646,115
The increase in Construction in progress is primarily associated with the development and construction of MSG Sphere in Las Vegas and, to a lesser extent, MSG Sphere in London. The increases in other categories of property and equipment were primarily due to the Tao Group Hospitality’s acquisition of Hakkasan in April 2021, which included leasehold improvement of $26,296, equipment (including computers and software) of $4,701 and furniture and fixtures of $2,396.
The property and equipment balances above include $106,574 and $78,618 of capital expenditure accruals as of June 30, 2021 and 2020, respectively, which are reflected in “Other accrued liabilities” in the accompanying consolidated balance sheets.

MADISON SQUARE GARDEN ENTERTAINMENT CORP.
NOTES TO CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS
(Continued)

Depreciation and amortization expense on property and equipment was $88,519, $91,148 and $95,904 for Fiscal Year 2021, Fiscal Year 2020 and Fiscal Year 2019, respectively.

Note 10. Leases
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
For operating leases, fixed lease payments are recognized as lease expense on a straight-line basis over the lease term. For finance leases, the initial ROU asset is depreciated on a straight-line basis over the lease term, along with recognition of interest expense associated with accretion of the lease liability, which is ultimately reduced by the related fixed payments. For leases with a term of 12 months or less (“short-term leases”), any fixed lease payments are recognized on a straight-line basis over the lease term and are not recognized on the consolidated balance sheets. Variable lease costs for both operating and finance leases, if any, are recognized as incurred and such costs are excluded from lease balances recorded on the consolidated balance sheets. In addition, the Company excluded its ground lease with Las Vegas Sands Corp. (“Sands”) associated with MSG Sphere in Las Vegas from the ROU asset and lease liability balance recorded on the consolidated balance sheets as the ground lease will have no fixed rent. Under the ground lease agreement, Sands will receive priority access to purchase tickets to events at the venue for inclusion in hotel packages or other uses, as well as certain rent-free use of the venue to support its Sands Expo Convention Center business. However, if certain return objectives are achieved, Sands will receive 25% of the after-tax cash flow in excess of such objectives. The ground lease is for a term of 50 years, commencing upon substantial completion of the MSG Sphere.
As of June 30, 2021, the Company’s existing operating leases, which are recorded on the accompanying financial statements, have remaining lease terms ranging from 0.75 years to 19.5 years. In certain instances, leases include options to renew, with varying option terms in each case. The exercise of lease renewal options is generally at the Company’s discretion and is considered in the Company’s assessment of the respective lease term. The Company’s lease agreements do not contain material residual value guarantees or material restrictive covenants.

MADISON SQUARE GARDEN ENTERTAINMENT CORP.
NOTES TO CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS
(Continued)

The following table summarizes the ROU assets and lease liabilities recorded on the Company’s consolidated balance sheets as of June 30, 2021 and 2020:

	Line Item in the Company’s Consolidated Balance Sheet	June 30, 2021	June 30, 2020
Right-of-use assets:
Operating leases	Right-of-use lease assets	$268,568	$220,328
Lease liabilities:
Operating leases, current	Operating lease liabilities, current	$68,544	$53,388
Operating leases, noncurrent	Operating lease liabilities, noncurrent	224,729	174,219
Total lease liabilities		$293,273	$227,607
The following table summarizes the activity recorded within the Company’s consolidated and combined statements of operations for the years ended June 30, 2021 and 2020:

	Line Item in the Company’s Consolidated and Combined Statement of Operations	Years Ended June 30,
		2021	2020
Operating lease cost	Direct operating expenses	$31,074	$32,348
Operating lease cost	Selling, general and administrative expenses	20,898	19,525
Short-term lease cost	Direct operating expenses	—	348
Variable lease cost	Direct operating expenses	1,810	4,008
Variable lease cost	Selling, general and administrative expenses	57	61
Total lease cost		$53,839	$56,290
Supplemental Information
For Fiscal Year 2021 and Fiscal Year 2020, cash paid for lease arrangements totaled $49,312 and $54,980, respectively. For Fiscal Year 2021, the Company recorded new operating lease liabilities of $47,790 arising from obtaining right-of-use lease assets for six locations primarily associated with venues of Tao Group Hospitality. Additionally, in connection with the Hakkasan acquisition on April 27, 2021, the Company acquired operating lease liabilities of $52,025 related to 17 locations. For Fiscal Year 2020, the Company obtained $16,765 of ROU assets in exchange for operating lease liabilities related to three leases.
During Fiscal Year 2020, a net non-cash impairment charge of $5,646 was recorded for the right-of-use lease assets, net of related lease liabilities, associated with two Tao Group Hospitality venues that the Company decided to close and was therefore, released from the obligation to make future payments under the respective lease agreements. See Note 1 for further details. In addition, in connection with COVID-19 related shutdown of its venues, Tao Group Hospitality has negotiated, and continues to negotiate, rent concessions with landlords for certain of its leased venues. The Company has elected to apply the temporary practical expedient to account for such rent abatement concessions as if they were contemplated as part of the existing venue lease contracts. Accordingly, the Company accounted for such concessions as negative variable lease cost in the amount of the rent abatement concessions received during the fourth quarter of Fiscal Year 2020.
The weighted average remaining lease term for operating leases recorded on the accompanying consolidated balance sheet as of June 30, 2021 was 7.3 years. The weighted average discount rate was 8.04% as of June 30, 2021 and represented the Company’s estimated incremental borrowing rate, assuming a secured borrowing, based on the remaining lease term at the time of either (i) adoption of the standard or (ii) the period in which the lease term expectation was modified.

MADISON SQUARE GARDEN ENTERTAINMENT CORP.
NOTES TO CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS
(Continued)

Maturities of operating lease liabilities as of June 30, 2021 are as follows:

Fiscal year ending June 30, 2022	$71,346
Fiscal year ending June 30, 2023	72,248
Fiscal year ending June 30, 2024	52,311
Fiscal year ending June 30, 2025	33,751
Fiscal year ending June 30, 2026	30,248
Thereafter	150,473
Total lease payments	410,377
Less imputed interest	117,104
Total lease liabilities (a)	$293,273
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
The Arena License Agreements provide that license fees are not required to be paid by MSG Sports during periods when The Garden is unavailable for use due to a force majeure event. As a result of government-mandated suspension of events at The Garden due to the impact of the COVID-19 pandemic, at the beginning of Fiscal Year 2021, The Garden was not available for use by MSG Sports. Starting December 2020, The Garden reopened for games of the Knicks and the Rangers but initially fans were not permitted to attend due to governmental restrictions. The restrictions were partially lifted during February 2021 with limited fans permitted to attend (10% capacity). Through June 30, 2021, the Knicks and Rangers played a total of 69 home games at The Garden and the Company recorded $21,345 of revenues under the Arena License Agreements for Fiscal Year 2021. In addition, the Company recorded related party sublease revenue for office space of $2,552 and third-party lease revenues of $428 for Fiscal Year 2021, respectively.

MADISON SQUARE GARDEN ENTERTAINMENT CORP.
NOTES TO CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS
(Continued)

Note 11. Goodwill and Intangible Assets
The carrying amounts and activity of goodwill from June 30, 2019 through June 30, 2021 are as follows:

	Entertainment	Tao Group Hospitality	Total
Balance as of June 30, 2019	$76,975	$88,583	$165,558
Allocation to the assets held for sale, subsequently sold (a)	(2,666)	—	(2,666)
Goodwill impairment (b)	—	(88,583)	(88,583)
Balance as of June 30, 2020	$74,309	$—	$74,309
Acquisition of Hakkasan (c)	—	3,378	3,378
Balance as of June 30, 2021	$74,309	$3,378	$77,687
________________
(a)In connection with the execution of the MIPA on March 24, 2020, pursuant to which the Company agreed to sell the Forum in Inglewood (see Note 3), the Company allocated $2,666 of goodwill associated with the Forum to assets held for sale in accordance with FASB ASC Topic 350, Intangibles - Goodwill and Other, ASC Subtopics 350-20-40-1 to 350-20-40-7. The allocation of goodwill to the Forum was based on the fair value of the Forum compared to the fair value of the Company’s reporting unit. The fair value of the Company’s reporting unit and the Forum were based on unobservable inputs classified within Level III of the fair value hierarchy, primarily from utilizing the discounted cash flow model, which is an income-based approach. Subsequent to this reclassification, the transaction closed on May 1, 2020.
(b)During the first quarter of Fiscal Year 2020, the Company performed its annual impairment test of goodwill and determined that there were no impairments of goodwill identified for any of its reporting units as of the impairment test date. During the third quarter of Fiscal Year 2020, the Company’s operating results were, and continue to be, materially impacted by the COVID-19 pandemic (see Note 1 — Contracts with Customers Impact of the COVID-19 Pandemic). While the Company concluded that the effects of the COVID-19 pandemic would not more likely than not reduce the fair value of its Entertainment reporting unit below its carrying amount, the Company concluded that a triggering event had occurred for its Tao Group Hospitality reporting unit as of March 31, 2020 and performed an interim impairment test. For the interim impairment test, the Company estimated the fair value of the Tao Group Hospitality reporting unit based on a discounted cash flow model (income approach). This approach relied on numerous assumptions and judgments that were subject to various risks and uncertainties. Principal assumptions utilized, all of which are considered Level III inputs under the fair value hierarchy, include the Company’s estimates of future revenue and terminal growth rates, margin assumptions and the discount rate applied to estimate future cash flows. In the fourth quarter of Fiscal Year 2020, the Company completed an evaluation of the subsequent activity. As a result, the Company recorded a non-cash goodwill impairment charge of $88,583 during Fiscal Year 2020. During the first quarter of Fiscal Year 2021, the Company performed its annual impairment test of goodwill and determined that there were no impairments of goodwill identified for any of its reporting units as of the impairment test date
(c)The TAO Group’s purchase price allocation for the Hakkasan acquisition is preliminary and could be subject to further revision as additional information related to the fair value of the identifiable net assets and redeemable noncontrolling interests becomes available during the measurement period that concludes in April 2022. Goodwill recognized in this acquisition is not deductible for income tax purposes. See Note 3 for more information on the allocation of the purchase price and goodwill recognized in connection with this acquisition.

MADISON SQUARE GARDEN ENTERTAINMENT CORP.
NOTES TO CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS
(Continued)

The Company’s indefinite-lived intangible assets, all of which are within the Entertainment segment, as of June 30, 2021 and 2020 are as follows:

	June 30, 2021	June 30, 2020
Trademarks	61,881	61,881
Photographic related rights	1,920	1,920
	$63,801	$63,801
During the first quarter of Fiscal Year 2021, the Company performed its annual impairment test of indefinite-lived intangible assets and determined that there were no impairments of indefinite-lived intangibles identified as of the impairment test date.
The Company’s intangible assets subject to amortization are as follows:

June 30, 2021	Estimated Useful Lives			Gross	Accumulated Amortization	Net
Trade names (a)	2 years	to	25 years	$121,000	$(25,605)	$95,395
Venue management contracts	5.67 years	to	20 years	85,700	(17,518)	68,182
Non-compete agreements			5.75 years	9,000	(6,913)	2,087
Festival rights			15 years	8,080	(2,696)	5,384
Other intangibles (c)			15 years	4,217	(3,814)	403
				$227,997	$(56,546)	$171,451

June 30, 2020	Gross	Accumulated Amortization	Net
Trade names (a)	$97,530	$(20,774)	$76,756
Venue management contracts (b)	79,000	(15,590)	63,410
Non-compete agreements	9,000	(5,348)	3,652
Festival rights	8,080	(2,156)	5,924
Other intangibles (c)	4,217	(3,533)	684
	$197,827	$(47,401)	$150,426
_________________
(a)The increase in trade names of $23,470 in Fiscal Year 2021, is primarily attributable to Tao Group Hospitality’s acquisition of Hakkasan. Such trade names were valued using unobservable inputs within Level III of the fair value hierarchy, utilizing the discounted cash flow models and relief-from-royalty approach with a weighted-average amortization period of approximately 17.7 years. During Fiscal Year 2020, the Company recorded a non-cash impairment charge of $3,541 associated with one venue within Tao Group Hospitality (see Note 1 “Impact of the COVID-19 Pandemic”).
(b)The increase in venue management contracts of $23,700 in Fiscal Year 2021, is attributable to Tao Group Hospitality’s acquisition of Hakkasan. Such contracts were valued using unobservable inputs within Level III of the fair value hierarchy, utilizing the discounted cash flow models with a weighted-average amortization period of approximately 11.8 years. In addition, during the third quarter of Fiscal Year 2021, the Company recorded $14,280 of accelerated amortization expense for certain venue management contracts (gross cost of $17,000) as a result of Tao Group Hospitality converting certain venues to operating leases that were previously under management contracts.
Amortization expense for intangible assets, excluding the amortization of favorable lease assets of $4,696 for the years ended June 30, 2019, which is reported in rent expense, was $26,145, $13,751 and $13,439 for the years ended June 30, 2021, 2020 and 2019, respectively.

MADISON SQUARE GARDEN ENTERTAINMENT CORP.
NOTES TO CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS
(Continued)

The Company expects its annual amortization expense for existing intangible assets subject to amortization for each fiscal year from 2022 through 2026 to be as follows:

Fiscal year ending June 30, 2022	$14,558
Fiscal year ending June 30, 2023	13,350
Fiscal year ending June 30, 2024	12,676
Fiscal year ending June 30, 2025	12,676
Fiscal year ending June 30, 2026	12,668

Note 12. Commitments and Contingencies
Commitments
As of June 30, 2021, commitments of the Company in the normal course of business in excess of one year are as follows:

	Commitments (a) (b)
	Debt Repayments(c)	Other(d)	Total (e)
Fiscal year ending June 30, 2022	$12,750	$120,132	$132,882
Fiscal year ending June 30, 2023	17,137	118	17,255
Fiscal year ending June 30, 2024	34,000	118	34,118
Fiscal year ending June 30, 2025	6,500	57	6,557
Fiscal year ending June 30, 2026	620,750	—	620,750
Thereafter	—	—	—
	$691,137	$120,425	$811,562
_________________
(a)The Company’s material off balance sheet arrangements primarily include (i) MSG Sphere in Las Vegas related commitments of approximately $1,025,000 for which the timing of future cash payments is uncertain and may change as development and construction progresses, (ii) $60,458 of operating lease payments for a lease in Burbank (excluding tenant allowance reimbursement of $24,000), which was not recognized on the Consolidated Balance Sheet as of June 30, 2021 since the Company has not yet taken possession of the property, (iii) $60,310 of commitments for capital expenditures, equipment purchases, and services agreements, and (iv) letters of credit of $4,226 obtained by the Company as collateral for lease agreements of the Company and Tao Group Hospitality.
(b)See Note 10 for more information regarding the Company’s contractually obligated minimum lease payments for operating leases having an initial noncancelable term in excess of one year for the Company’s venues, including the Tao Group Hospitality venues and various corporate offices. These commitments are presented exclusive of the imputed interest used to reflect the payment’s present value. In addition, see Note 23 Subsequent Events for a discussion of the amendment and extension of the Radio City Music Hall lease, executed in July 2021.
(c)See Note 14 for more information regarding the principal repayments required under the National Properties Term Loan Facility and the Tao Senior Secured Credit Facilities and a note with respect to a loan of $637 received by BCE from its noncontrolling interest holder that is due in April 2023.
(d)Includes accrued expense of approximately $98,000 associated with the development and construction of MSG Sphere in Las Vegas, all due within Fiscal Year 2022.
(e)Pension obligations have been excluded from the table above as the timing of the future cash payments is uncertain. See Note 15 for more information on the future funding requirements under our pension obligations.
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
The Company and a subsidiary of the Sands entered into a ground lease in Las Vegas pursuant to which the Company has agreed to construct a large-scale venue. The ground lease is for a term of 50 years. The Company has announced plans to construct an MSG Sphere on that site. The ground lease has no fixed rent; however, if certain return objectives are achieved, Sands will receive 25% of the after-tax cash flow in excess of such objectives.
Tao Group Hospitality equityholders have the right to put their equity interests in Tao Group Hospitality to a subsidiary of the Company. The purchase price is at fair market value subject, in certain cases, to a floor. Consideration paid upon exercise of such put right shall be, at the Company’s option, in cash, debt, or our Class A Common Stock, subject to certain limitations. In addition, Hakkasan USA, Inc., a minority interest holder of Tao Group Sub-Holdings LLC, a subsidiary of Tao Group Hospitality, following the Hakkasan acquisition, has the right to put its equity interest in Tao Group Sub-Holdings LLC to Tao Group Hospitality for fair market value (subject to a floor value determined based upon a multiple of trailing EBITDA) beginning in 2026 and each second year thereafter by providing notice during a 30 day window starting June 1, 2025 (and each second June 1 thereafter). Consideration paid upon exercise of the put right shall be, at the option of Tao Group Hospitality, in cash, debt, or stock of the Company or its successor, subject to certain limitations. Additionally, Tao Group Hospitality may elect to satisfy this put obligation through a sale of Tao Group Sub-Holdings LLC or a going public transaction with respect to Tao Group Hospitality.
Legal Matters
Fourteen complaints were filed in connection with the Merger by purported stockholders of the Company and MSG Networks.
Nine of these complaints involved allegations of materially incomplete and misleading information set forth in the joint proxy statement/prospectus filed by the Company and MSG Networks in connection with the Merger. As a result of supplemental disclosures made by the Company and MSG Networks on July 1, 2021, all of these actions were voluntarily dismissed with prejudice prior to or shortly following the consummation of the Merger.
On May 27, 2021, a complaint captioned Hollywood Firefighters’ Pension Fund et al. v. James Dolan, et al., 2021-0468-KSJM, was filed in the Court of Chancery of the State of Delaware by purported stockholders of the Company against the Company, its Board of Directors (the “Board”), certain Dolan family stockholders and MSG Networks. The complaint purported to allege derivative claims on behalf of the Company and claims on behalf of a putative class of Company stockholders concerning the Merger. Plaintiffs alleged, among other things, that the Merger is a business combination with an interested stockholder that is not allowed under Section 203 of the Delaware General Corporation Law (the “DGCL”), that the Board members and majority stockholders violated their fiduciary duties in agreeing to the Merger, and that the disclosures relating to the Merger are misleading or incomplete. Plaintiffs sought, among other relief, declaratory and preliminary and permanent injunctive relief enjoining the stockholder vote and consummation of the Merger, and an award of damages in the event the transaction is consummated and plaintiffs’ attorneys’ fees. On June 15, 2021, plaintiffs filed a brief in support of its motion seeking a preliminary injunction enjoining the Company’s stockholder vote and consummation of the Merger, which the defendants opposed. The Court of Chancery denied the plaintiffs’ preliminary injunction motion on July 2, 2021.
On June 9, 2021, a complaint captioned Timothy Leisz v. MSG Networks Inc. et al., 2021-0504-KSJM, was filed in the Court of Chancery of the State of Delaware by a purported stockholder of MSG Networks against MSG Networks, the MSG Networks board, certain Dolan family stockholders and the Company. The complaint purports to allege claims on behalf of a putative class of MSG Networks stockholders concerning the Merger. The MSG Networks plaintiff alleged, among other things, that the Merger is a business combination with an interested stockholder that is not allowed under Section 203 of the DGCL, that the MSG Networks board members and majority stockholders violated their fiduciary duties in agreeing to the Merger, and that the disclosures relating to the merger are misleading or incomplete. Plaintiff sought, among other relief, declaratory and preliminary and permanent injunctive relief enjoining the stockholder vote and consummation of the Merger, and an award of damages in the event the transaction is consummated and plaintiff’s attorneys’ fees. On June 21, 2021, plaintiff filed a brief in support of his motion seeking a preliminary injunction enjoining the MSG Networks stockholder vote and consummation of the Merger, which defendants have opposed. The Court of Chancery denied the plaintiff’s preliminary injunction motion on July 2, 2021.
On July 6, 2021, a complaint captioned Stevens et al. v. Dolan et al., 2021-575, was filed in the Court of Chancery of the State of Delaware by purported stockholders of MSG Networks against the MSG Networks board. The complaint purports to allege claims on behalf of a putative class of MSG Networks stockholders concerning the Merger. The plaintiffs allege, among other things, that the MSG Networks board members and majority stockholders violated their fiduciary duties in agreeing to the

MADISON SQUARE GARDEN ENTERTAINMENT CORP.
NOTES TO CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS
(Continued)

Merger and that the disclosures relating to the merger are misleading or incomplete. Plaintiffs sought, among other relief, an order rescinding the merger and rescinding any severance paid to James Dolan in connection with the Merger, an award of damages in the event the transaction is consummated, and plaintiffs’ attorneys’ fees.
On July 6, 2021, a complaint captioned The City of Boca Raton Police and Firefighters’ Retirement System v. MSG Networks Inc., 2021-0578, was filed in the Court of Chancery of the State of Delaware by purported shareholders of MSG Networks against MSG Networks. The complaint purported to seek to enforce plaintiff’s right to inspect certain of MSG Networks’ books and records under Section 220 of the DGCL. The complaint was voluntarily dismissed on August 10, 2021.
On August 11, 2021,a stockholder derivative complaint captioned City of Miramar Retirement Plan and Trust Fund for General Employees et al. v. Dolan et al., 2021-0692 was filed in the Court of Chancery of the State of Delaware by purported stockholders of the Company. The complaint purports to allege derivative claims on behalf of the Company and direct claims on behalf of a putative class of Company stockholders. Plaintiffs allege that the Board and the Company’s majority stockholders violated their fiduciary duties by failing to protect the Company’s interest in connection with the Merger. Plaintiffs seek, among other relief, an award of damages to the purported class and Company including interest, and plaintiffs’ attorneys’ fees.
We are currently unable to determine a range of potential liability, if any, with respect to these Merger-related claims. Accordingly, no accrual for these matters has been made in our consolidated financial statements.
The Company is a defendant in various other lawsuits. Although the outcome of these matters cannot be predicted with certainty, management does not believe that resolution of these lawsuits will have a material adverse effect on the Company.
Note 13. Fair Value Measurements
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

	Line Item on Consolidated Balance Sheet	June 30,
		2021	2020
Assets:
Money market accounts (a)	Cash and cash equivalents	$362,237	$—
Time deposits (a)	Cash and cash equivalents	691,521	777
U.S. treasury bills (a)	Cash and cash equivalents	—	699,945
Term deposits (b)	Short-term investments	—	37,250
U.S. treasury bills (b)	Short-term investments	—	299,942
Notes receivable (b)	Other current assets	—	6,328
Equity investments with readily determinable fair value (c)	Other assets	86,264	57,061
Total assets measured at fair value		$1,140,022	$1,101,303
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

MADISON SQUARE GARDEN ENTERTAINMENT CORP.
NOTES TO CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS
(Continued)

In addition to the table above, the carrying value and fair value of the Company’s financial instruments reported in the accompanying consolidated balance sheets are as follows:

	June 30, 2021		June 30, 2020
	Carrying Value	Fair Value	Carrying Value	Fair Value
Liabilities
Current and non-current portion of long-term debt under National Properties Term Loan Facility (a)	$646,750	$669,386	$—	$—
Current and non-current portion of long-term debt under Tao Credit Facilities (a)	43,750	43,851	33,750	32,367
_________________
(a)On May 23, 2019, Tao Group Intermediate Holdings LLC and Tao Group Operating LLC entered into a $40,000 five-year term loan facility and a $25,000 five-year term revolving facility. On November 12, 2020, MSG National Properties and certain subsidiaries of the Company entered into the National Properties Term Loan Facility, providing a five-year $650,000 term loan facility. The Company’s long-term debt is classified within Level II of the fair value hierarchy as it is valued using quoted indices of similar securities for which the inputs are readily observable. See Note 14 for more information and outstanding balances on this long-term debt.
Note 14. Credit Facilities
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
Subject to customary notice and minimum amount conditions, the Company may voluntarily prepay outstanding loans under the National Properties Term Loan Facility at any time, in whole or in part (subject to customary breakage costs with respect to LIBOR loans) subject to a prepayment premium equal to (i) for the initial 18 month period following the facility’s effective date, 2.0% of the principal amount prepaid plus the amount of interest that would have been payable on such principal amount from the date of such prepayment through the end of such 18-month period, (ii) after the initial 18 month period but on or prior to the three year anniversary of the effective date, 2.0% of the principal amount prepaid, (iii) after the three year anniversary but on or prior to the four year anniversary of the effective date, 1.0% of the principal amount prepaid and (iv) after the 4th anniversary, 0%.
The principal obligations under the National Properties Term Loan Facility are to be repaid in quarterly installments in an aggregate amount equal to 1.00% per annum (0.25% per quarter), with the balance due at the maturity of the facility. The National Properties Term Loan Facility will mature on November 12, 2025. Borrowings under the National Properties Term Loan Facility bear interest at a floating rate, which at the option of MSG National Properties may be either (i) a base rate plus a margin of 5.25% per annum or (ii) LIBOR, with a floor of 0.75%, plus a margin of 6.25% per annum. The interest rate on the National Properties Term Loan Facility as of June 30, 2021 was 7.00%.

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
The National Properties Term Loan Facility contains certain restrictions on the ability of MSG National Properties and its restricted subsidiaries to take certain actions as provided in (and subject to various exceptions and baskets set forth in) the National Properties Term Loan Facility, including the following: (i) incur additional indebtedness; (ii) create liens on certain assets; (iii) make investments, loans or advances in or to other persons; (iv) pay dividends and distributions or repurchase capital stock (which will restrict the ability of MSG National Properties to make cash distributions to the Company); (v) repay, redeem or repurchase certain indebtedness; (vi) change its lines of business; (vii) engage in certain transactions with affiliates; (viii) amend their respective organizational documents; (ix) merge or consolidate; and (x) make certain dispositions. As of June 30, 2021, MSG National Properties and its restricted subsidiaries were in compliance with the covenants of the National Properties Term Loan Facility.
Tao Credit Facilities
On May 23, 2019, Tao Group Intermediate Holdings LLC (“TAOIH” or “Intermediate Holdings”) and Tao Group Operating LLC (“TAOG” or “Senior Borrower”), entered into a credit agreement (the “Tao Senior Credit Agreement”) with JPMorgan Chase Bank, N.A., as administrative agent, collateral agent and a letter of credit issuer, and the lenders party thereto. Together the Tao Senior Credit Agreement and a $49,000 intercompany subordinated credit agreement that matures in August 2024 (the “Tao Subordinated Credit Agreement”) between a subsidiary of the Company and Tao Group Sub-Holdings LLC, a subsidiary of Tao Group Hospitality, replaced the Senior Borrower’s prior credit agreement dated January 31, 2017 (“2017 Tao Credit Agreement”). On June 15, 2020, the Company entered into the second amendment to the Tao Subordinated Credit Agreement, which provided an additional $22,000 of intercompany loan borrowing availability under the Tao Subordinated Credit Agreement. The net intercompany loan outstanding balances under the Tao Subordinated Credit Agreement, as amended, were $63,000 and $49,000 as of June 30, 2021 and 2020, respectively. The balances and interest-related activities pertaining to the Tao Subordinated Credit Agreement, as amended, have been eliminated in the consolidated and combined financial statements in accordance with ASC Topic 810, Consolidation.
In connection with the early termination of the 2017 Tao Credit Agreement, the Company recorded $3,977 of loss on extinguishment of debt in the fourth quarter of Fiscal Year 2019, which is reported as Miscellaneous income (expense) in the accompanying combined statement of operations for the year ended June 30, 2019. The loss on extinguishment of debt consisted of a write-off of deferred financing costs and prepayment penalties paid in connection with the 2017 Tao Credit Agreement. See Note 21. Segment Information for further details.
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

MADISON SQUARE GARDEN ENTERTAINMENT CORP.
NOTES TO CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS
(Continued)

The Tao Senior Credit Agreement requires TAOIH to comply with a maximum total leverage ratio of 4.00:1.00 and a maximum senior leverage ratio of 3.00:1.00 from the closing date until December 31, 2021 and a maximum total leverage ratio of 3.50:1.00 and a maximum senior leverage ratio of 2.50:1.00 from and after December 31, 2021. In addition, there is a minimum fixed charge coverage ratio of 1.25:1.00 for TAOIH. On August 6, 2020, TAOG and TAOIH entered into an amendment to the Tao Senior Credit Agreement, which suspended the application of the financial maintenance covenants thereunder, modified certain restrictive covenants therein through December 31, 2021, modified the applicable interest rates and increased the minimum liquidity requirement for the outstanding balance of $33,750 under the Tao Term Loan Facility and for the $25,000 availability under the Tao Revolving Credit Facility. In addition, in connection with the amendment, the Company, through its direct wholly owned subsidiary, MSG Entertainment Group, entered into a guarantee and reserve account agreement (i) to guarantee the obligations of TAOG under the Tao Senior Credit Agreement, (ii) to establish and grant a security interest in a reserve account that initially held a deposit of approximately $9,800 and (iii) with a covenant to maintain a minimum liquidity requirement of no less than $75,000 at all times. The balance held in the reserve account was approximately $4,800 as of June 30, 2021. As of June 30, 2021, TAOG, TAOIH and the restricted subsidiaries were in compliance with the covenants of the Tao Senior Credit Agreement.
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
Borrowings under the Tao Senior Credit Agreement bear interest at a floating rate, which at the option of the Senior Borrower may be either (a) a base rate plus an additional rate ranging from 1.50% to 2.50% per annum (determined based on a total leverage ratio) (the “Base Rate”), or (b) a Eurocurrency rate plus an additional rate ranging from 2.50% to 3.50% per annum (determined based on a total leverage ratio) (the “Eurocurrency Rate”), provided that through December 31, 2021, the additional rate used in calculating the floating rate is (i) 1.50% per annum for borrowings bearing the Base Rate, and (ii) 2.50% per annum for borrowings bearing the Eurocurrency Rate. The Tao Senior Credit Agreement requires TAOG to pay a commitment fee of 0.50% in respect of the daily unused commitments under the Tao Revolving Credit Facility. TAOG is also required to pay customary letter of credit fees, as well as fronting fees, to banks that issue letters of credit pursuant to the Tao Senior Credit Agreement. The interest rate on the Tao Senior Credit Agreement as of June 30, 2021 was 2.60%. There was $15,000 and zero borrowings outstanding under the Tao Revolving Credit Facility as of June 30, 2021 and 2020, respectively. During the year ended June 30, 2021, Tao Group Hospitality utilized $750 of the Tao Revolving Credit Facility for issuance of letters of credit and the remaining borrowing available as of June 30, 2021 was $9,250.
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

MADISON SQUARE GARDEN ENTERTAINMENT CORP.
NOTES TO CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS
(Continued)

Principal Repayments
Long-term debt maturities over the next five years for the outstanding balance under the Tao Term Loan Facility(a) and National Properties Term Loan Facility as of June 30, 2021 were:

	Tao Term Loan Facility	National Properties Term Loan Facility	Total
Fiscal year ending June 30, 2022	$6,250	$6,500	$12,750
Fiscal year ending June 30, 2023	10,000	6,500	16,500
Fiscal year ending June 30, 2024 (a)	27,500	6,500	34,000
Fiscal year ending June 30, 2025	—	6,500	6,500
Fiscal year ending June 30, 2026	—	620,750	620,750
Thereafter	—	—	—
	$43,750	$646,750	$690,500
_______________
(a)Repayment balance for the fiscal year ending June 30, 2024 includes the $15,000 borrowing outstanding under the Tao Revolving Credit Facility as of June 30, 2021.
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
The following table summarizes the presentation of the outstanding balances under the Tao Term Loan Facility, the Tao Revolving Credit Facility and the National Properties Term Loan Facility, as well as the related deferred financing costs in the accompanying consolidated balance sheets as of June 30, 2021 and 2020.

	June 30, 2021			June 30, 2020
	Principal	Unamortized Deferred Financing Costs	Net (a)	Principal	Unamortized Deferred Financing Costs	Net (a)
Current portion
National Properties Term Loan Facility	$6,500	$(6,783)	$(283)	$—	$—	$—
Tao Term Loan Facility	6,250	(239)	6,011	5,000	(208)	4,792
Current portion of long-term debt, net of deferred financing costs (a)	$12,750	$(7,022)	$5,728	$5,000	$(208)	$4,792

MADISON SQUARE GARDEN ENTERTAINMENT CORP.
NOTES TO CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS
(Continued)

	June 30, 2021			June 30, 2020
	Principal	Unamortized Deferred Financing Costs	Net (a)	Principal	Unamortized Deferred Financing Costs	Net (a)
Noncurrent portion
National Properties Term Loan Facility (a)	$640,250	$(22,819)	$617,431	$—	$—	$—
Tao Term Loan Facility	22,500	(475)	22,025	28,750	(624)	28,126
Tao Revolving Credit Facility (b)	15,000	—	15,000	—	—	—
Long-term debt, net of deferred financing costs (a)	$677,750	$(23,294)	$654,456	$28,750	$(624)	$28,126
__________________________________
(a)In addition to the outstanding balance associated with the Tao Term Loan Facility, the Tao Revolving Credit Facility and the National Properties Term Loan Facility disclosed above, the Company’ s Long-term debt, net of deferred financing costs in the accompanying consolidated balance sheet of $655,093 as of June 30, 2021 included $637 of the note with respect to a loan received by BCE from its noncontrolling interest holder that is due in April 2023.
(b)Unamortized deferred financing costs associated with Tao Revolving Credit Facility are presented under the captions Other current assets and Other assets in the accompanying consolidated balance sheets:

	June 30, 2021	June 30, 2020
Other current assets	$108	$85
Other assets	207	248
Supplemental cash flows information
During the years ended June 30, 2021, 2020 and 2019, interest payments and loan principal repayments made by the Company under the Tao Senior Credit Agreement for term loan and revolving credit facilities and National Properties Term Loan Facility were as follows:

	Interest Payments			Loan Principal Repayments
	Years Ended June 30,			Years Ended June 30,
	2021	2020	2019	2021	2020	2019
National Properties Term Loan Facility	$22,879	$—	$—	$3,250	$—	$—
Tao Senior Credit Agreement	1,128	1,817	13,084	5,000	21,250	109,312
	$24,007	$1,817	$13,084	$8,250	$21,250	$109,312
Note 15. Pension Plans and Other Postretirement Benefit Plan
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
The following table summarizes the projected benefit obligations, assets, funded status and the amounts recorded on the Company’s consolidated and combined balance sheets as of June 30, 2021 and 2020, associated with the Pension Plans and Postretirement Plan based upon actuarial valuations as of those measurement dates.

	Pension Plans		Postretirement Plan
	June 30,		June 30,
	2021	2020	2021	2020
Change in benefit obligation:
Benefit obligation at beginning of period	$174,892	$173,569	$3,658	$4,307
Service cost	96	95	47	56
Interest cost	3,385	5,261	45	108
Actuarial loss (gain)	1,981	12,670	(76)	277
Benefits paid	(4,410)	(6,698)	(390)	(1,090)
Curtailments	(91)	—	—	—
Plan settlements paid	(3,777)	(551)	—	—
Other	(177)	(74)	(66)	—
Transfer of liabilities (a)	—	(9,380)	—	—
Benefit obligation at end of period	171,899	174,892	3,218	3,658
Change in plan assets:
Fair value of plan assets at beginning of period	151,756	132,965	—	—
Actual return on plan assets	1,969	18,221	—	—
Employer contributions	60	7,260	—	—
Benefits paid	(4,409)	(6,690)	—	—
Plan settlements paid	(3,724)	—	—	—
Fair value of plan assets at end of period	145,652	151,756	—	—
Funded status at end of period	$(26,247)	$(23,136)	$(3,218)	$(3,658)
_________________

MADISON SQUARE GARDEN ENTERTAINMENT CORP.
NOTES TO CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS
(Continued)

(a)Represents the benefit obligation related to the MSG Sports Non-Qualified Plans as of April 17, 2020, the date of the Entertainment Distribution.
In Fiscal Year 2021 and Fiscal Year 2020, the actuarial losses on the benefit obligations were primarily due to a net decrease in discount and interest crediting rate.
Amounts recognized in the consolidated and combined balance sheets as of June 30, 2021 and 2020 consist of:

	Pension Plans		Postretirement Plan
	June 30,		June 30,
	2021	2020	2021	2020
Current liabilities (included in accrued employee related costs)	$(260)	$(331)	$(369)	$(331)
Non-current liabilities (included in defined benefit and other postretirement obligations)	(25,987)	(22,805)	(2,849)	(3,327)
	$(26,247)	$(23,136)	$(3,218)	$(3,658)
Accumulated other comprehensive loss, before income tax, as of June 30, 2021 and 2020 consists of the following amounts that have not yet been recognized in net periodic benefit cost:

	Pension Plans		Postretirement Plan
	June 30,		June 30,
	2021	2020	2021	2020
Actuarial loss	$(39,957)	$(36,704)	$(786)	$(1,025)
The following table presents components of net periodic benefit cost for the Pension Plans and Postretirement Plan included in the accompanying consolidated and combined statements of operations for the years ended June 30, 2021, 2020 and 2019. Service cost is recognized in direct operating expenses and selling, general and administrative expenses. All other components of net periodic benefit cost are reported in Miscellaneous income (expense), net.

	Pension Plans			Postretirement Plan
	Years Ended June 30,			Years Ended June 30,
	2021	2020	2019	2021	2020	2019
Service cost	$96	$95	$91	$47	$56	$57
Interest cost	3,385	5,261	5,895	45	108	150
Expected return on plan assets	(5,232)	(5,319)	(3,133)	—	—	—
Recognized actuarial loss	1,093	1,336	1,281	98	6	5
Amortization of unrecognized prior service cost (credit)	—	—	—	—	—	(7)
Settlement loss recognized (a)	870	67	52	—	—	—
Other	—	—	—	—	—	(1,513)
Net periodic benefit cost	$212	$1,440	$4,186	$190	$170	$(1,308)
Contributory charge to Madison Square Garden Sports Corp. for participation in the Shared Plans and all allocation of costs related to the corporate employees	—	(173)	(692)	—	(26)	231
Net periodic benefit cost reported in the consolidated and combined statements of operations	$212	$1,267	$3,494	$190	$144	$(1,077)
_________________
(a)For Fiscal Year 2021, Fiscal Year 2020 and Fiscal Year 2019, lump-sum payments totaling $52, $551 and $343, respectively, were distributed to vested participants of the non-qualified excess cash balance plan, triggering the recognition of settlement losses in accordance with ASC Topic 715. Due to these pension settlements, the Company was required to remeasure its pension plan liability as of June 30, 2021 and 2020 and for Fiscal Year 2021, Fiscal Year 2020 and Fiscal Year 2019, respectively. Discount rates used for the projected benefit obligation and interest cost were 1.77%

MADISON SQUARE GARDEN ENTERTAINMENT CORP.
NOTES TO CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS
(Continued)

and 1.24% as of June 30, 2021, respectively, 2.95% and 2.83% as of June 30, 2020, respectively, and 3.75% and 3.18% as of June 30, 2019, respectively. Additionally, settlement charges of $870, $67 and $52 were recognized in Miscellaneous income (expense), net for Fiscal Year 2021, Fiscal Year 2020 and Fiscal Year 2019.
Other pre-tax changes in plan assets and benefit obligations recognized in other comprehensive income (loss) for Fiscal Year 2021, Fiscal Year 2020 and Fiscal Year 2019 are as follows:

	Pension Plans			Postretirement Plan
	Years Ended June 30,			Years Ended June 30,
	2021	2020	2019	2021	2020	2019
Actuarial gain (loss), net	$(5,244)	$232	$(3,137)	$76	$(277)	$572
Recognized actuarial loss	1,093	1,336	1,281	98	6	5
Recognized prior service credit	—	—	—	—	—	(7)
Curtailments	91	—	—	65	—	—
Settlement loss recognized	870	67	52	—	—	—
Total recognized in other comprehensive income (loss)	$(3,190)	$1,635	$(1,804)	$239	$(271)	$570
Funded Status
The accumulated benefit obligation for the Pension Plans aggregated to $171,897 and $174,775 at June 30, 2021 and 2020, respectively. As of June 30, 2021 and 2020, each of the Pension Plans had accumulated benefit obligations and projected benefit obligations in excess of plan assets.
Pension Plans and Postretirement Plan Assumptions
Weighted-average assumptions used to determine benefit obligations (made at the end of the period) as of June 30, 2021 and 2020 are as follows:

	Pension Plans		Postretirement Plan
	June 30,		June 30,
	2021	2020	2021	2020
Discount rate	2.87%	3.21%	2.17%	2.09%
Interest crediting rate	2.32%	1.37%	n/a	n/a
Healthcare cost trend rate assumed for next year	n/a	n/a	6.25%	6.50%
Rate to which the cost trend rate is assumed to decline (the ultimate trend rate)	n/a	n/a	5.00%	5.00%
Year that the rate reaches the ultimate trend rate	n/a	n/a	2027	2027
Weighted-average assumptions used to determine net periodic benefit cost (made at the beginning of the period) for Fiscal Year 2021, Fiscal Year 2020 and Fiscal Year 2019 are as follows:

MADISON SQUARE GARDEN ENTERTAINMENT CORP.
NOTES TO CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS
(Continued)

	Pension Plans			Postretirement Plan
	Years Ended June 30,			Years Ended June 30,
	2021	2020	2019	2021	2020	2019
Discount rate - projected benefit obligation	2.84%	3.58%	4.19%	2.09%	3.18%	4.06%
Discount rate - service cost	3.20%	3.78%	4.25%	2.15%	3.45%	4.25%
Discount rate - interest cost	1.92%	3.21%	3.90%	1.23%	2.84%	3.67%
Expected long-term return on plan assets	4.02%	5.28%	3.72%	n/a	n/a	n/a
Interest crediting rate	1.37%	3.28%	2.82%	n/a	n/a	n/a
Healthcare cost trend rate assumed for next year	n/a	n/a	n/a	6.50%	6.75%	7.00%
Rate to which the cost trend rate is assumed to decline (the ultimate trend rate)	n/a	n/a	n/a	5.00%	5.00%	5.00%
Year that the rate reaches the ultimate trend rate	n/a	n/a	n/a	2027	2027	2027
The discount rates were determined (based on the expected duration of the benefit payments for the plans) from the Willis Towers Watson U.S. Rate Link: 40-90 Discount Rate Model as of June 30, 2021 and 2020 to select a rate at which the Company believed the plans’ benefits could be effectively settled. This model was developed by examining the yields on selected highly rated corporate bonds. The expected long-term return on plan assets is based on a periodic review and modeling of the plans’ asset allocation structures over a long-term horizon. Expectations of returns for each asset class are the most important of the assumptions used in the review and modeling and are based on comprehensive reviews of historical data, forward-looking economic outlook, and economic/financial market theory. The expected long-term rate of return was selected from within the reasonable range of rates determined by (i) historical returns for the asset classes covered by the investment policy and (ii) projections of returns over the long-term period during which benefits are payable to plan participants.
Plan Assets and Investment Policy
The weighted-average asset allocation of the Pension Plans’ assets at June 30, 2021 and 2020 was as follows:

	June 30,
Asset Classes (a):	2021	2020
Fixed income securities	98%	99%
Cash equivalents	2%	1%
	100%	100%
_____________________
(a)The Company’s target allocation for pension plan assets is 99% fixed income securities and 1% cash equivalents as of June 30, 2021.
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

MADISON SQUARE GARDEN ENTERTAINMENT CORP.
NOTES TO CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS
(Continued)

Investments at Estimated Fair Value
The cumulative fair values of the individual plan assets at June 30, 2021 and 2020 by asset class are as follows:

	Fair Value Hierarchy	June 30,
		2021	2020
Fixed income securities:
U.S. Treasury securities (a)	I	$—	$3,825
U.S. corporate bonds (b)	II	100,229	110,542
Foreign issues (c)	II	20,119	13,764
Municipal bonds (d)	II	3,880	4,146
Money market accounts (e)	I	2,753	1,329
Common collective trust (f)	II	18,669	18,150
Total investments measured at fair value		$145,650	$151,756
_____________________
(a)U.S. Treasury Securities are classified within Level I of the fair value hierarchy as they are valued using observable inputs that reflect quoted prices for identical assets in active markets.
(b)U.S. corporate bonds are classified within Level II of the fair value hierarchy as they are valued using quoted prices for similar assets in active markets, quoted prices for identical or similar assets in markets that are not active and evaluations based on various market and industry inputs.
(c)Foreign issued corporate bonds are classified within Level II of the fair value hierarchy as they are valued at a price that is based on a compilation of primarily observable market information or a broker quote in a non-active over-the-counter market.
(d)Municipal bonds are classified within Level II of the fair value hierarchy as they are valued at a price that is based on a compilation of primarily observable market information or a broker quote in a non-active over-the-counter market.
(e)Money market fund is classified within Level I of the fair value hierarchy as they are valued using observable inputs that reflect quoted prices for identical assets in active markets.
(f)Common collective trust (CCT) is classified within Level II of the fair value hierarchy at its net asset value (NAV) as reported by the Trustee. The NAV is based on the fair value of the underlying investments held by the fund less its liabilities. The CCT publishes its daily NAV and uses such value as the basis for current transactions.
Contributions for Qualified Defined Benefit Pension Plans
During Fiscal Year 2021, the Company did not contribute to the Cash Balance Pension Plan and contributed $60 to the Union Plan. The Company does not expect to contribute to the Cash Balance Pension Plan and expects to contribute $400 to Union Plan in Fiscal Year 2022.

MADISON SQUARE GARDEN ENTERTAINMENT CORP.
NOTES TO CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS
(Continued)

Estimated Future Benefit Payments
The following table presents estimated future fiscal year benefit payments for the Pension Plans and Postretirement Plan:

	Pension Plans	Postretirement Plan
Fiscal year ending June 30, 2022	$11,927	$369
Fiscal year ending June 30, 2023	8,305	349
Fiscal year ending June 30, 2024	7,904	319
Fiscal year ending June 30, 2025	7,977	332
Fiscal year ending June 30, 2026	8,540	322
Fiscal years ending June 30, 2027 – 2031	43,320	1,054
Defined Contribution Pension Plans
The Company sponsors The Madison Square Garden 401(k) Savings Plan (the “401(k) Plan”) and the MSG S&E, LLC Excess Savings Plan (collectively referred to as the “Savings Plans”). The 401(k) Plan is a multiple employer plan. For the years ended June 30, 2021, 2020 and 2019, expenses related to the Savings Plans, excluding expenses related to MSG Sports employees, that are included in the accompanying combined statements of operations were $4,189, $5,521 and $8,372, respectively. These amounts include $1,240 and $3,300 of expenses related to Company’s corporate employees which were allocated to MSG Sports during the years ended June 30, 2020 and 2019, respectively.
In addition, the Company sponsors The Madison Square Garden 401(k) Union Plan (the “Union Savings Plan”). The Union Savings Plan is a multiple employer plan. For the years ended June 30, 2021, 2020 and 2019, expenses related to the Union Savings Plan included in the accompanying consolidated and combined statements of operations were $215, $539 and $521, respectively.
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
Multiemployer Defined Benefit Pension Plans
The multiemployer defined benefit pension plans to which the Company contributes generally provide for retirement and death benefits for eligible union-represented employees based on specific eligibility/participant requirements, vesting periods and benefit formulas. The risks to the Company of participating in these multiemployer defined benefit pension plans are different from single-employer defined benefit pension plans in the following aspects:
•Assets contributed to a multiemployer defined benefit pension plan by one employer may be used to provide benefits to employees of other participating employers.
•If a participating employer stops contributing to a multiemployer defined benefit pension plan, the unfunded obligations of the plan may be borne by the remaining participating employers.
•If the Company chooses to stop participating in some of these multiemployer defined benefit pension plans, the Company may be required to pay those plans an amount based on the Company’s proportion of the underfunded status of the plan, referred to as a withdrawal liability. However, cessation of participation in a multiemployer defined benefit pension plan and subsequent payment of any withdrawal liability is subject to the collective bargaining process.

MADISON SQUARE GARDEN ENTERTAINMENT CORP.
NOTES TO CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS
(Continued)

The following table outlines the Company’s participation in multiemployer defined benefit pension plans for the years ended June 30, 2021, 2020 and 2019, and summarizes the contributions that the Company has made during each period. The “EIN” and “Pension Plan Number” columns provide the Employer Identification Number and the three-digit plan number for each applicable plan. The most recent Pension Protection Act zone status available as of June 30, 2021 and 2020 relates to the plan’s two most recent years ended which are indicated. Among other factors, plans in the red zone are generally less than 65% funded, plans in the orange zone are both less than 80% funded and have an accumulated funding deficiency or are expected to have a deficiency in any of the next six plan years, plans in the yellow zone are less than 80% funded, and plans in the green zone are at least 80% funded. The “FIP/RP Status Pending/Implemented” column indicates whether a funding improvement plan (“FIP”) for yellow/orange zone plans or a rehabilitation plan (“RP”) for red zone plans is either pending or has been implemented by the trustees of such plan. The zone status and any FIP or RP information is based on information that the Company received from the plan, and the zone status is as certified by the plan’s actuary. The last column lists the expiration date(s) or a range of expiration dates of the CBA to which the plans are subject. There are no other significant changes that affect such comparability.

			PPA Zone Status		FIP/RP Status Pending / Implemented	Company Contributions
			As of June 30,			Years Ended June 30,
Plan Name	EIN	Pension Plan Number	2021	2020		2021	2020	2019	Surcharge Imposed	Expiration Date of CBA
Pension Fund of Local No. 1 of I.A.T.S.E.	136414973	001	Green as of 2020-12-31	Green as of 2019-12-31	No	$194	$1,831	$2,529	No	6/30/2021 - 5/1/2023
All Other Multiemployer Defined Benefit Pension Plans						584	3,137	3,234
						$778	$4,968	$5,763
The Company was listed in the following plans’ Form 5500’s as providing more than 5 percent of the total contributions for the following plans and plan years:

Fund Name	Exceeded 5 Percent of Total Contributions	Year Contributions to Plan Exceeded 5 Percent of Total Contributions (As of Plan’s Year-End)
Pension Fund of Local No. 1 of I.A.T.S.E	True	December 31, 2019, 2018 and 2017
32BJ/Broadway League Pension Fund	True	December 31, 2019, 2018 and 2017
Treasurers and Ticket Sellers Local 751 Pension Fund	True	August 31, 2020, 2019 and 2018

Multiemployer Defined Contribution Pension Plans
The Company contributed $723, $5,258 and $6,699 for the years ended June 30, 2021, 2020 and 2019, respectively, to multiemployer defined contribution pension plans.
Note 16. Share-based Compensation
Effective as of the Entertainment Distribution, the Company adopted two share-based compensation plans: the 2020 Employee Stock Plan (the “Employee Stock Plan”) and the 2020 Stock Plan for Non-Employee Directors (the “Non-Employee Director Plan”). Under the Employee Stock Plan, the Company is authorized to grant incentive stock options, non-qualified stock options, restricted shares, restricted stock units (“RSUs”), stock appreciation rights and other equity-based awards. The Company may grant awards for up to 3,000 shares of MSG Entertainment Class A Common Stock (subject to certain adjustments). Options and stock appreciation rights under the Employee Stock Plan must be granted with an exercise price of not less than the fair market value of a share of the Company’s Class A Common Stock on the date of grant and must expire no later than 10 years from the date of grant (or up to one additional year in the case of the death of a holder). The terms and conditions of awards granted under the Employee Stock Plan, including vesting and exercisability, were determined by the Compensation Committee of the Board of Directors (“Compensation Committee”) and included terms or conditions based upon performance criteria. RSUs that were awarded by the Company to its employees will settle in shares of the Company's Class A Common Stock (either from treasury or with newly issued shares), or, at the option of the Compensation Committee, in cash.

MADISON SQUARE GARDEN ENTERTAINMENT CORP.
NOTES TO CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS
(Continued)

Under the Non-Employee Director Plan, the Company is authorized to grant non-qualified stock options, restricted stock units, restricted shares, stock appreciation rights and other equity-based awards. The Company may grant awards for up to 150 shares of MSG Entertainment Class A Common Stock (subject to certain adjustments). Options under the Non-Employee Director Plan must be granted with an exercise price of not less than the fair market value of a share of the Company’s Class A Common Stock on the date of grant and must expire no later than 10 years from the date of grant (or up to one additional year in the case of the death of a holder). The terms and conditions of awards granted under the Non-Employee Director Plan, including vesting and exercisability, were determined by the Compensation Committee. Unless otherwise provided in an applicable award agreement, options granted under this plan will be fully vested and exercisable upon the date of grant. Unless otherwise provided in an applicable award agreement, restricted stock units granted under this plan will be fully vested upon the date of grant and will settle in shares of the Company's Class A Common Stock (either from treasury or with newly issued shares), or, at the option of the Compensation Committee, in cash, on the first business day after ninety days from the date the director's service on the Board of Directors ceases or, if earlier, upon the director’s death.
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

MADISON SQUARE GARDEN ENTERTAINMENT CORP.
NOTES TO CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS
(Continued)

Share-based compensation expense was recognized in the consolidated and combined statements of operations as a component of direct operating expenses or selling, general and administrative expenses. The following table presents the share-based compensation expense recorded during Fiscal Year 2021, Fiscal Year 2020 and Fiscal Year 2019.

	Years Ended June 30,
	2021 (b)	2020	2019
Nonperformance and performance based RSUs	$40,195	$36,811	$31,509
Stock options (c)	12,722	5,379	3,892
Total share-based compensation expense (a)	$52,917	$42,190	$35,401
_________________
(a)The share-based compensation expense reported above includes expense associated with MSG Sports’ RSUs and stock options granted to the Company’s employees prior to the Entertainment Distribution.
(b)The Company recorded previously unrecognized share-based compensation expense of $11,129 for Fiscal Year 2021 associated with the cancellation of certain awards pursuant to a settlement agreement related to an executive.
(c)Included $2,348 and $489 in accretion of put options within the Tao Group Hospitality reportable segment during Fiscal Year 2021 and Fiscal Year 2020, respectively.
As of June 30, 2021, there was $63,377 of unrecognized compensation cost related to unvested RSUs and PSUs held by the Company’s employees. The cost is expected to be recognized over a weighted-average period of approximately 1.6 years for unvested RSUs and PSUs. For Fiscal Year 2021, Fiscal Year 2020 and Fiscal Year 2019, the Company capitalized $5,467, $5,051 and $3,946 of share-based compensation expense, respectively.
Restricted Stock Units Award Activity
The following table summarizes activity related to the Company’s RSUs for Fiscal Year 2021:

	Number of		Weighted-Average Fair Value Per Share At Date of Grant
	Nonperformance Based Vesting RSUs (In Thousands)	Performance Based Vesting RSUs (In Thousands)
Unvested award balance as of June 30, 2020	277	328	$75.34
Granted	424	343	$72.81
Vested	(156)	(106)	$70.84
Forfeited	(48)	(54)	$72.46
Cancelled	—	(32)	$88.58
Unvested award balance as of June 30, 2021	497	479	$74.42
The fair value of RSUs and PSUs that vested and were distributed during Fiscal Year 2021 was $20,251. Upon delivery, RSUs granted under the MSG Sports Stock Plans were net share-settled to cover the required statutory tax withholding obligations. To fulfill the employees’ statutory minimum tax withholding obligations for the applicable income and other employment taxes, 82 of these RSUs, with an aggregate value of $6,060 were retained by the Company during Fiscal Year 2021, of which 8 of these RSUs, with an aggregate value of $575, were related to MSG Sports employees.

MADISON SQUARE GARDEN ENTERTAINMENT CORP.
NOTES TO CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS
(Continued)

Stock Options Award Activity
The following table summarizes activity related to the Company’s stock options for the year ending June 30, 2021:

	Number of Time Vesting Options (In Thousands)	Weighted-Average Exercise Price Per Share	Weighted-Average Remaining Contractual Term (In Years)	Aggregate Intrinsic Value

Balance as of June 30, 2020	543	$99.68
Cancelled	(449)	$107.07
Balance as of June 30, 2021	94	$64.36	6.46	$1,840
Exercisable as of June 30, 2021	94	$64.36	6.46	$1,840
Note 17. Stock Repurchase Program
On March 31, 2020, the Company’s Board of Directors authorized the repurchase of up to $350,000 of the Company’s Class A Common Stock once the shares of the Company’s Class A Common Stock began “regular way” trading on April 20, 2020. Under the authorization, shares of Class A Common Stock may be purchased from time to time in accordance with applicable insider trading and other securities laws and regulations. The timing and amount of purchases will depend on market conditions and other factors. The Company has not engaged in any share repurchase activities under its share repurchase program to date.
Note 18. Accumulated Other Comprehensive Loss
The following table details the components of accumulated other comprehensive loss:

	Pension Plans and Postretirement Plan	Cumulative Translation Adjustments	Accumulated Other Comprehensive Loss
Balance as of June 30, 2020	$(39,322)	$(12,535)	$(51,857)
Other comprehensive income (loss):
Other comprehensive loss before reclassifications	—	27,688	27,688
Amounts reclassified from accumulated other comprehensive loss (a)	(2,951)	—	(2,951)
Other comprehensive income (loss), total	(2,951)	27,688	24,737
Balance as of June 30, 2021	$(42,273)	$15,153	$(27,120)

	Pension Plans and Postretirement Plan	Cumulative Translation Adjustments	Accumulated Other Comprehensive Loss
Balance as of June 30, 2019	$(42,080)	$(4,843)	$(46,923)
Other comprehensive income (loss):
Other comprehensive loss before reclassifications	(45)	(7,692)	(7,737)
Amounts reclassified from accumulated other comprehensive loss (a)	1,409	—	1,409
Other comprehensive income (loss), total	1,364	(7,692)	(6,328)
Adjustment related to the transfer of Pension Plans and Postretirement Plan liabilities as a result of the Entertainment Distribution	1,394	—	1,394
Balance as of June 30, 2020	$(39,322)	$(12,535)	$(51,857)

MADISON SQUARE GARDEN ENTERTAINMENT CORP.
NOTES TO CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS
(Continued)

	Pension Plans and Postretirement Plan	Cumulative Translation Adjustments	Unrealized Gain (Loss) on Available-for-sale Securities (b)	Accumulated Other Comprehensive Loss
Balance as of June 30, 2018	$(40,846)	$(502)	$(5,570)	$(46,918)
Reclassification of unrealized loss on available-for sale securities	—	—	5,570	5,570
Other comprehensive loss:
Other comprehensive loss before reclassifications	(2,565)	(4,341)	—	(6,906)
Amounts reclassified from accumulated other comprehensive loss (a)	1,331	—	—	1,331
Other comprehensive loss, total	(1,234)	(4,341)	—	(5,575)
Balance as of June 30, 2019	$(42,080)	$(4,843)	$—	$(46,923)
________________
(a)Amounts reclassified from accumulated other comprehensive loss represent the amortization of net actuarial loss and net unrecognized prior service credit included in net periodic benefit cost, which is reflected under Miscellaneous income (expense), net in the accompanying consolidated and combined statements of operations (see Note 15).
(b)As of July 1, 2018, upon adoption of ASU No. 2016-01, the Company recorded a transition adjustment to reclassify accumulated other comprehensive loss associated with its investment in Townsquare in the amount of $2,466 pre-tax ($5,570, net of tax) to Madison Square Garden Sports Corp. Investment. See Note 8 for more information related to its investment in Townsquare.
Note 19. Income Taxes
For the periods prior to the Entertainment Distribution, the Company did not file separate tax returns as the Company was included in the tax grouping of other MSG Sports entities within the respective entity’s tax jurisdiction. The income tax provision included in these periods has been calculated using the separate return basis, as if the Company filed a separate tax return.
Income tax expense (benefit) is comprised of the following components:

	Years Ended June 30,
	2021	2020	2019
Current expense (benefit):
Federal	$(6,400)	$8,558	$—
State and other	(2,491)	7,009	814
	(8,891)	15,567	814
Deferred expense (benefit):
Federal	(627)	(6,083)	(350)
State and other	147	(4,438)	(21)
	(480)	(10,521)	(371)
Income tax expense (benefit)	$(9,371)	$5,046	$443

MADISON SQUARE GARDEN ENTERTAINMENT CORP.
NOTES TO CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS
(Continued)

The income tax expense (benefit) differs from the amount derived by applying the statutory federal rate to pre-tax income (loss) principally due to the effect of the following items:

	Years Ended June 30,
	2021	2020	2019
Federal tax expense (benefit) at statutory federal rate	$(92,362)	$(2,024)	$(6,236)
State income taxes, net of federal benefit	(44,848)	4,016	951
Change in the estimated applicable tax rate used to determine deferred taxes	(3,368)	1,237	(454)
Nondeductible transaction costs	—	6,961	—
Federal tax credits	—	(1,480)	(1,900)
GAAP income of consolidated partnership attributable to non-controlling interest	3,857	6,701	2,571
Tax effect of indefinite intangible amortization	1,072	993	449
Change in valuation allowance	121,216	(14,220)	(71)
Nondeductible officers’ compensation (a)	5,311	4,407	7,655
Nondeductible expenses	409	690	809
Excess tax benefit related to shared based-payments awards	(1,066)	(2,276)	(3,376)
Other	408	41	45
Income tax expense (benefit)	$(9,371)	$5,046	$443
_________________
a.The Tax Cuts and Jobs Act, enacted on December 22, 2017, included changes to Internal Revenue Code Section 162(m), including elimination of the exception for qualified performance-based compensation over the $1,000 annual limit. Accordingly, effective January 1, 2018, all compensation for certain officers in excess of $1,000 is generally nondeductible.

MADISON SQUARE GARDEN ENTERTAINMENT CORP.
NOTES TO CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS
(Continued)

The tax effects of temporary differences which give rise to significant portions of the deferred tax assets and liabilities at June 30, 2021 and 2020 are as follows:

	June 30,
	2021	2020
Deferred tax asset:
Net operating loss (“NOL”) carryforwards	$166,420	$1,575
Tax credit carryforwards	532	532
Accrued employee benefits	24,825	26,538
Restricted stock units and stock options	12,527	14,267
Deferred revenue	42,616	45,050
Right-of-use lease assets and lease liabilities, net	8,234	—
Investments	63,639	39,737
Other	—	1,062
Total deferred tax assets	$318,793	$128,761
Less valuation allowance	(161,586)	(34,646)
Net deferred tax assets	$157,207	$94,115

Deferred tax liabilities:
Intangible and other assets	$(38,578)	$(39,893)
Property and equipment	(124,864)	(59,077)
Prepaid expenses	(4,355)	(7,595)
Other	(1,382)	—
Total deferred tax liabilities	$(169,179)	$(106,565)

Net deferred tax liability	$(11,972)	$(12,450)
In assessing the realizability of deferred tax assets, management considers whether it is more likely than not that some portion or all of the deferred tax asset will not be realized. The Company’s ability to realize its deferred tax assets depends upon the generation of sufficient future taxable income to allow for the utilization of its federal net operating loss carryforward and its future deductible temporary differences. As of June 30, 2021, based on current facts and circumstances, management believes that it is more likely than not that the Company will not realize the benefit for a portion of its deferred tax asset. Accordingly, a partial valuation allowance has been recorded as of June 30, 2021. However, the Company anticipates a full reversal of the valuation allowance in the first quarter of the fiscal year ended June 30, 2022 in connection with the Merger with MSG Networks, due primarily to the anticipated future taxable income of MSG Networks operations. The Company will continue to assess the realizability of its deferred tax assets on a quarterly basis.
The NOL carryforwards as of June 30, 2021 is approximately $505,000. The NOL is solely related to the current fiscal year and has an unlimited carryforward period. The Company’s historical combined financial statements for periods prior to the Entertainment Distribution reflect NOLs and tax credits calculated on a separate return basis. These NOL carryforwards were calculated as if the Company operated as a separate stand-alone entity. Because the Entertainment Distribution involved a spin-off of the Company, substantially all of the NOLs and tax credits did not carry over to the Company.
Prior to the Entertainment Distribution, the Company’s collection for ticket sales, sponsorships and suite rentals in advance were recorded as deferred revenue and were recognized as revenues when earned for both accounting and tax purposes. The tax recognition on most of these deferred revenues was accelerated to the date of the Entertainment Distribution and is the responsibility of MSG Sports. The Company will not reimburse MSG Sports for such taxes. As of June 30, 2021, the Company has a deferred tax asset of $42,616 with regard to the deferred revenue acceleration. The remaining tax deduction will be recorded as deferred revenue that was accelerated for tax purposes on April 17, 2020 is earned as the associated events occur or upon payment of refunds.

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
The Company does not have any recorded tax benefit for uncertain tax positions as of June 30, 2021 and 2020.
Note 20. Related Party Transactions
As of July 31, 2021, following the Company’s acquisition of MSG Networks, members of the Dolan family including trusts for member of the Dolan family (collectively, the “Dolan Family Group”), for purposes of Section 13(d) of the Securities Exchange Act of 1934, as amended, collectively beneficially owned all of the Company’s outstanding Class B Common Stock and approximately 5.1% of the Company’s outstanding Class A Common Stock (inclusive of options exercisable and RSUs vesting within 60 days of July 31, 2021). Such shares of the Company’s Class A Common Stock and Class B Common Stock, collectively, represent approximately 72.8% of the aggregate voting power of Company’s outstanding common stock. Members of the Dolan family are also the controlling stockholders of MSG Sports and AMC Networks Inc. (“AMC Networks”). Prior to the Merger, members of the Dolan family were also the controlling stockholder of MSG Networks.
Current Related Party Arrangements
The Company is party to the following agreements and/or arrangements with MSG Sports:
•Sponsorship sales and service representation agreements pursuant to which the Company has the exclusive right and obligation to sell MSG Sports’ sponsorships for an initial stated term of ten years for a commission;
•A team sponsorship allocation agreement with MSG Sports, pursuant to which MSG Sports continues receiving an allocation of sponsorship and signage revenues associated with the sponsorship agreements that existed at the Entertainment Distribution Date;
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
•A transition services agreement (the “TSA”) pursuant to which the Company provides certain corporate and other transition services to MSG Sports, such as information technology, accounting, accounts payable, payroll, tax, certain legal functions, human resources, insurance and risk management, government affairs, investor relations, corporate communications, benefit plan administration and reporting, and internal audit functions as well as certain marketing functions, in exchange for service fees. MSG Sports also provides certain transition services to the Company, in exchange for service fees.
•A sublease agreement, pursuant to which the Company subleases office space to MSG Sports;
•A group ticket sales representation agreement, pursuant to which the Company appointed MSG Sports as its sales and service representative to sell group ticket packages related Company events in exchange for a commission;
•A single night rental commission agreement, pursuant to which MSG Sports may, from time to time, sell (or make referrals for sales of) licenses for the use of suites at The Garden for individual Company events in exchange for a commission;
•Aircraft time sharing agreements (discussed below); and;
•Other agreements with MSG Sports entered into in connection with the Entertainment Distribution such as a distribution agreement, a tax disaffiliation agreement, an employee matters agreement, a trademark license agreement and certain other arrangements.

MADISON SQUARE GARDEN ENTERTAINMENT CORP.
NOTES TO CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS
(Continued)

In addition, the Company has various agreements with MSG Networks (which is now a subsidiary of the Company following the completion of the Merger in July 2021). Following the Merger, the Company is assessing these agreements, and some may be revised or terminated. Agreements in place with MSG Networks for Fiscal Year 2021 include an advertising sales representation agreement, and a services agreement (the “MSG Networks Services Agreement”). Pursuant to the advertising sales representation agreement, the Company has the exclusive right and obligation to sell advertising on behalf of MSG Networks in exchange for a commission. In connection with the Merger with MSG Networks, these revenues will be eliminated retrospectively on a consolidated basis beginning Fiscal Year 2022. Pursuant to the MSG Networks Services Agreement, effective July 1, 2019, the Company provides certain services to MSG Networks, such as information technology, accounts payable and payroll, human resources, and other corporate functions, as well as the executive support services described below, in exchange for service fees. MSG Networks also provides certain services to the Company, in exchange for service fees.
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
As of June 30, 2021 and 2020, BCE had $637 of notes payable with respect to a loan received by BCE from its noncontrolling interest holder. See Note 14 for further information.

MADISON SQUARE GARDEN ENTERTAINMENT CORP.
NOTES TO CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS
(Continued)

The Company has also entered into certain commercial agreements with its equity method investment nonconsolidated affiliates in connection with MSG Sphere. For Fiscal Year 2021 and Fiscal Year 2020, the Company recorded approximately $66,525 and $16,726, respectively, of capital expenditures in connection with services provided to the Company under these agreements. As of June 30, 2021 and 2020, accrued capital expenditures associated with related parties were approximately $7,000 and $2,000, respectively, and are reported under other accrued liabilities in the accompanying consolidated balance sheets
Revenues and Operating Expenses
The following table summarizes the composition and amounts of the transactions with the Company’s affiliates. The significant components of these amounts are discussed below. These amounts are reflected in revenues and operating expenses in the accompanying consolidated and combined statements of operations for Fiscal Year 2021, Fiscal Year 2020 and Fiscal Year 2019:

	Years Ended June 30,
	2021	2020	2019
Revenues	$49,969	$18,408	$18,259
Operating expenses (credits):
Revenue sharing expenses	$1,025	$110,002	$145,723
Allocation of charges for venue usage to MSG Sports	—	(46,072)	(47,093)
Reimbursement under Arena License Arrangement	(8,776)	—	—
Corporate general and administrative — credits with MSG Sports	(36,502)	(116,946)	(116,551)
Corporate general and administrative — credits with MSG Networks	(9,616)	(9,772)	(10,362)
Consulting fees	77	214	1,792
Advertising expenses	—	506	1,037
Other operating expenses (credits), net	1,991	420	(198)
Revenues
Historically, revenues from related parties primarily consist of commissions earned in connection with the advertising sales representation agreement pursuant to which the Company has the exclusive right and obligation to sell MSG Networks’ advertising availabilities. In addition, amounts disclosed above for Fiscal Year 2021 include the Company’s revenues from Arena License Agreements (as discussed below), sponsorship sales and representation agreements with MSG Sports as well as sublease revenues. Substantially all of the sources of related party revenues are noted below.
In connection with the Entertainment Distribution, the Company entered into Arena License Agreements with MSG Sports that, among other things, require the Knicks and the Rangers to play their home games at The Garden in exchange for fixed annual license fees scheduled to be paid monthly over the term of the agreements. The Company accounts for these license fees as operating lease revenue given that the Company provides MSG Sports with the right to direct the use of and obtain substantially all of the economic benefit from The Garden during Knicks and Rangers home games, as further detailed in Note 10.
The Arena License Agreements provide that license fees are not required to be paid by MSG Sports during periods when The Garden is unavailable for use due to a force majeure event. As a result of government-mandated suspension of events at The Garden due to the impact of the COVID-19 pandemic, at the beginning of Fiscal Year 2021, The Garden was not available for use by MSG Sports. Starting December 2020, The Garden reopened for games of the Knicks and the Rangers but initially fans were not permitted to attend due to governmental restrictions. The restrictions were partially lifted during February 2021 with limited fans permitted to attend (10% capacity). Through Fiscal Year 2021, the Knicks and the Rangers played a total of 69 home games at The Garden and the Company recorded $21,345 of revenues under the Arena License Agreements for Fiscal Year 2021.
In addition, the Company recorded revenues under sponsorship sales and service representation agreements with MSG Sports of $13,584 for Fiscal Year 2021. Revenues under the advertising sales representation agreement with MSG Networks for Fiscal Year 2021, Fiscal Year 2020 and Fiscal Year 2019 were $13,699, $12,653, and $14,913, respectively. In connection with the Merger with MSG Networks, these revenues will be eliminated retrospectively on a consolidated basis beginning Fiscal Year

MADISON SQUARE GARDEN ENTERTAINMENT CORP.
NOTES TO CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS
(Continued)

2022. The Company also earned $2,450 of sublease revenue from related parties during Fiscal Year 2021. These related party revenues were partially offset by approximately $1,134 of merchandise revenue sharing with MSG Sports for Fiscal Year 2021.
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
Allocation of Charges for Venue Usage to MSG Sports
For purposes of the Company’s combined financial statements prior to the Entertainment Distribution, the Company allocated to MSG Sports certain expenses for the usage of The Garden, which were reported as a reduction of direct operating expense in the accompanying consolidated and combined statements of operations.
After the Entertainment Distribution, fees recognized by the Company under the Arena License Agreements with MSG Sports for use of The Garden are reported as operating lease revenues in accordance with ASC Topic 842, Leases. Because The Garden was closed by government mandate, the Company did not recognize operating lease revenue under the Arena License Agreements for the three months ended September 30, 2020. Starting December 2020, The Garden reopened for games of the Knicks and the Rangers and the Company recorded $21,345 of revenues under the Arena License Agreements for Fiscal Year 2021. In addition, the Company recorded $9,055 of a credit to direct operating expenses as a reimbursement under the Arena License Agreements for Fiscal Year 2021.
Corporate General and Administrative Expenses, net — MSG Sports
Prior to the Entertainment Distribution, allocations of corporate overhead and shared services expense were recorded by both the Company and MSG Sports for corporate and operational functions based on direct usage or the relative proportion of revenue, headcount or other measures of the Company or MSG Sports. The Company’s corporate overhead expenses primarily related to centralized functions, including executive management, finance, treasury, tax, internal audit, legal, information technology, human resources and risk management functions. After the Entertainment Distribution, corporate general and administrative expenses, net – MSG Sports primarily reflects charges from the Company to MSG Sports pursuant to the TSA of $36,365 and $7,005 for Fiscal Year 2021 and Fiscal Year 2020, respectively.
Corporate General and Administrative Expenses, net - MSG Networks
The Company’s corporate overhead expenses that are charged to MSG Networks are primarily related to centralized functions, including information technology, accounts payable, payroll, tax, human resources, insurance and risk management, investor relations, corporate communications, benefit plan administration and reporting and internal audit, as well as certain executive support services.
For Fiscal Year 2021, Fiscal Year 2020 and Fiscal Year 2019, Corporate general and administrative expense, net - MSG Networks primarily reflects charges from the Company to MSG Networks under the MSG Networks Services Agreement of $9,616, $9,910 and $10,467, respectively.
Advertising Expenses
The Company incurs advertising expenses for services rendered by its related parties, primarily MSG Networks, most of which are related to the utilization of advertising and promotional benefits by the Company.

MADISON SQUARE GARDEN ENTERTAINMENT CORP.
NOTES TO CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS
(Continued)

Other Operating Expenses, net
The Company and its related parties enter into transactions with each other in the ordinary course of business. Amounts charged to the Company for other transactions with its related parties are net of amounts charged by the Company to the Knickerbocker Group, LLC, an entity owned by James L. Dolan, the Executive Chairman, Chief Executive Officer and a director of the Company, for office space equal to the allocated cost of such space and the cost of certain technology services. In addition, other operating expenses include net charges relating to (i) reciprocal aircraft arrangements between the Company and each of Q2C and CFD and (ii) time sharing agreements with MSG Networks and AMC Networks.
Nonoperating Expense
Miscellaneous expense, net includes a contributory charge to MSG Sports related to the participation of MSG Sports and corporate employees in the Shared Plans and Postretirement Plan, of $178 and $451 for Fiscal Year 2020 and Fiscal Year 2019, respectively.
Cash Management
MSG Sports uses a centralized approach to cash management and financing of operations. Prior to the Entertainment Distribution, the Company’s and other MSG Sports’ or MSG Sports subsidiaries’ cash was available for use and was regularly “swept” historically. Transfers of cash both to and from MSG Sports were included as components of MSG Sports. Investment on the combined statements of divisional equity and redeemable noncontrolling interests. The main components of the net transfers (to)/from MSG Sports are cash pooling/general financing activities, various expense allocations to/from MSG Sports, and receivables/payables from/to MSG Sports deemed to be effectively settled upon the distribution of the Company by MSG Sports.
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
Note 21. Segment Information
As of June 30, 2021, the Company was comprised of two reportable segments: Entertainment and Tao Group Hospitality. In determining its reportable segments, the Company assessed the guidance of ASC 280-10-50-1, which provides the definition of a reportable segment. In accordance with the FASB’s guidance, the Company takes into account whether two or more operating segments can be aggregated together as one reportable segment as well as the type of discrete financial information that is available and regularly reviewed by its chief operating decision maker. The Company has evaluated this guidance and determined that there are two reportable segments. In addition, the Company incurs non-capitalizable content development and technology costs associated with the Company’s MSG Sphere initiative, which are reported in “Entertainment”. In addition to event-related operating expenses, Entertainment also includes other expenses such as (a) corporate and supporting department operating costs that are attributable to the Sphere Development and (b) non-event related operating expenses for the Company’s venues such as (i) rent for the Company’s leased venues, (ii) real estate taxes, (iii) insurance, (iv) utilities, (v) repairs and maintenance, (vi) labor related to the overall management of the venues, and (vii) depreciation and amortization expense related to the Company’s performance venues and certain corporate property, equipment and leasehold improvements. Additionally, the Company does not allocate any purchase accounting adjustments related to business acquisitions to the reporting segments. Following the closing of the Merger on July 9, 2021, the Company has a third segment, MSG Networks.
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

MADISON SQUARE GARDEN ENTERTAINMENT CORP.
NOTES TO CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS
(Continued)

Information as to the operations of the Company’s reportable segments is set forth below.

		Year ended June 30, 2021
		Entertainment	Tao Group Hospitality	Purchase accounting adjustments	Inter-segment eliminations	Total
Revenues		$82,281	$100,166	$—	$(2,046)	$180,401
Direct operating expenses		103,089	66,591	3,334	(1,090)	171,924
Selling, general and administrative expenses		268,705	54,034	—	(25)	322,714
Depreciation and amortization		80,142	8,955	25,567	—	114,664
Restructuring charges		21,299	—	—	—	21,299
Operating loss		(390,954)	(29,414)	(28,901)	(931)	(450,200)
Loss in equity method investments						(6,858)
Interest income						1,273
Interest expense						(35,098)
Miscellaneous income, net	(a)					51,062
Loss from operations before income taxes						$(439,821)

Reconciliation of operating loss to adjusted operating loss:
Operating loss		$(390,954)	$(29,414)	$(28,901)	$(931)	$(450,200)
Add back:
Non-cash portion of arena license fees from MSG Sports		(13,026)	—	—	—	(13,026)
Share-based compensation expense		47,633	5,284	—	—	52,917
Depreciation and amortization		80,142	8,955	25,567	—	114,664
Restructuring charges		21,299	—	—	—	21,299
Other purchase accounting adjustments		—	—	3,334	—	3,334
Adjusted operating loss		$(254,906)	$(15,175)	$—	$(931)	$(271,012)

Other information:
Capital expenditures	(b)	$448,962	$3,192	$—	$—	$452,154

MADISON SQUARE GARDEN ENTERTAINMENT CORP.
NOTES TO CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS
(Continued)

		Year ended June 30, 2020
		Entertainment	Tao Group Hospitality	Purchase accounting adjustments	Inter-segment eliminations	Total
Revenues		$585,208	$180,201	$—	$(2,473)	$762,936
Direct operating expenses		388,643	116,638	4,361	(1,520)	508,122
Selling, general and administrative expenses		282,043	63,049	6	(461)	344,637
Depreciation and amortization		84,289	8,156	12,454	—	104,899
Impairment for intangibles, long-lived assets, and goodwill		—	94,946	10,871	—	105,817
Gain on disposal of assets held for sale		(240,783)	—	—	—	(240,783)
Operating income (loss)		71,016	(102,588)	(27,692)	(492)	(59,756)
Loss in equity method investments						(4,433)
Interest income						17,993
Interest expense						(2,300)
Miscellaneous income, net	(a)					38,855
Loss from operations before income taxes						$(9,641)

Reconciliation of operating income (loss) to adjusted operating income (loss):
Operating income (loss)		$71,016	$(102,588)	$(27,692)	$(492)	$(59,756)
Add back:
Share-based compensation expense		41,227	963	—	—	42,190
Depreciation and amortization		84,289	8,156	12,454	—	104,899
Impairment for intangibles, long-lived assets, and goodwill		—	94,946	10,871	—	105,817
Gain on disposal of assets held for sale		(240,783)	—	—	—	(240,783)
Other purchase accounting adjustments		—	—	4,367	—	4,367
Adjusted operating income (loss)		$(44,251)	$1,477	$—	$(492)	$(43,266)

Other information:
Capital expenditures	(b)	$448,944	$3,482	$—	$—	$452,426

MADISON SQUARE GARDEN ENTERTAINMENT CORP.
NOTES TO CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS
(Continued)

		Year ended June 30, 2019
		Entertainment	Tao Group Hospitality	Purchase accounting adjustments	Inter-segment eliminations	Total
Revenues		$797,058	$253,651	$—	$(1,800)	$1,048,909
Direct operating expenses		513,305	153,969	4,240	(873)	670,641
Selling, general and administrative expenses		239,321	75,529	524	(852)	314,522
Depreciation and amortization		87,005	6,437	15,901	—	109,343
Operating income (loss)		(42,573)	17,716	(20,665)	(75)	(45,597)
Equity in earnings of equity method investments						7,062
Interest income						30,163
Interest expense						(15,262)
Miscellaneous expense, net	(a)					(6,061)
Loss from operations before income taxes						$(29,695)

Reconciliation of operating income (loss) to adjusted operating income (loss):
Operating income (loss)		$(42,573)	$17,716	$(20,665)	$(75)	$(45,597)
Add back:
Share-based compensation expense		35,264	137	—	—	35,401
Depreciation and amortization		87,005	6,437	15,901	—	109,343
Other purchase accounting adjustments		—	—	4,764	—	4,764
Adjusted operating income (loss)		$79,696	$24,290	$—	$(75)	$103,911

Other information:
Capital expenditures	(b)	$168,981	$15,021	$—	$—	$184,002
_________________
(a)Miscellaneous income (expense), net includes the followings:

	Years Ended June 30,
	2021	2020	2019
Realized and unrealized gain (loss) on equity investments with readily determinable fair value, see Note 8 for further detail.	$51,178	$37,628	$(3,497)
Non-service cost components of net periodic pension and postretirement benefit costs	(264)	(1,239)	(2,276)
Dividend income from equity investments	—	722	1,202
Loss on extinguishment of debt associated with Tao Group Hospitality	—	—	(3,977)
Measurement alternative adjustments for equity investments without readily determinable fair value	—	(532)	3,340
Others, net, primarily reflects the impact of Tao Group Hospitality three-month lag elimination in Fiscal Year 2020.	148	2,276	(853)
	$51,062	$38,855	$(6,061)
See Note 15 for further details on the non-service cost components of net periodic pension and postretirement benefit cost.

MADISON SQUARE GARDEN ENTERTAINMENT CORP.
NOTES TO CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS
(Continued)

(b)The Entertainment segment includes capital expenditures associated with the MSG Sphere in Las Vegas of $389,643, $380,258, and $93,334 for Fiscal Year 2021, Fiscal Year 2020 and Fiscal Year 2019, respectively.
See Note 4. Revenue Recognition — Disaggregation of Revenue for disclosure related to the Company’s revenues by type of goods or services in accordance with the required entity-wide disclosure requirements per FASB ASC Subtopic 280-10-50-38 for Fiscal Year 2021, Fiscal Year 2020 and Year 2019.
Substantially all revenues and assets of the Company’s reportable segments are attributed to or located in the United States. A majority of the Company’s revenues and assets are concentrated in the New York City metropolitan area.
Note 22. Concentrations of Risk
Financial instruments that may potentially subject the Company to a concentration of credit risk consist primarily of cash and cash equivalents and accounts receivable. Cash and cash equivalents are invested in U.S. treasury bills, money market accounts and time deposits. The Company monitors the financial institutions and money market funds where it invests its cash and cash equivalents with diversification among counterparties to mitigate exposure to any single financial institution. The Company’s emphasis is primarily on safety of principal and liquidity and secondarily on maximizing the yield on its investments.
The Company did not have any non-affiliated customer that represented 10% or more of its consolidated and combined revenues for Fiscal Year 2021, Fiscal Year 2020 and Fiscal Year 2019. In addition, the Company did not have a single non-affiliated customer that represented 10% or more of its consolidated accounts receivable as of June 30, 2021 and 2020.
As of June 30, 2021, approximately 1,900 full-time and part-time employees, who represent approximately 33% of the Company’s workforce, are subject to CBAs. Approximately 52% are subject to CBAs that expired as of June 30, 2021 and approximately 11% are subject to CBAs that will expire by June 30, 2022 if they are not extended prior thereto.
Note 23. Subsequent Events
Radio City Music Hall Lease
On July 1, 2021, Radio City Productions LLC (“Radio City Productions”), a wholly owned subsidiary of the Company, and RCPI Landmark Properties, L.L.C. (“RCPI”) entered into the sixth amendment (the “Lease Amendment”) to a lease agreement dated December 4, 1997, as amended, pursuant to which Radio City Productions leases Radio City Music Hall and ancillary spaces (the “RCMH Lease”). The Lease Amendment extends the term of the RCMH Lease, which was previously set to expire in February 2023, until August 31, 2038 for all spaces covered by the prior Lease other than the Retail Space (as defined in the RCMH Lease), with an option to renew for an additional 10 years at Fair Market Value (as defined under the Lease Amendment) by providing notice to RCPI. The Lease Amendment also modifies the fixed rent payable, commencing on March 1, 2023, with a six-month rent abatement period as long as Radio City Productions is not in default under the RCMH Lease. The Lease Amendment also provides for certain building improvements to be carried out by the parties and funded by RCPI up to certain amounts specified in the Lease Amendment. The term of the Lease with respect to the Retail Space will expire as of February 28, 2023. Total incremental lease payments under the Lease Amendment will be $233,000.
Merger with MSG Networks
On July 9, 2021, the Company completed its previously announced acquisition of MSG Networks, See Note 1 for more information regarding the Merger.