Form 10-Q
period 2021-09-30
Madison Square Garden Entertainment Corp.
filed 2021-11-09
CIK 1795250

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
____________________
FORM 10-Q
________________________
(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2021
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). ☐ Yes ☑ No
Number of shares of common stock outstanding as of October 29, 2021:

Class A Common Stock par value $0.01 per share	—	27,324,977
Class B Common Stock par value $0.01 per share	—	6,866,754

MADISON SQUARE GARDEN ENTERTAINMENT CORP.

PART I – FINANCIAL INFORMATION
Item 1. Financial Statements

MADISON SQUARE GARDEN ENTERTAINMENT CORP.
CONSOLIDATED BALANCE SHEETS (Unaudited)
(in thousands)

	September 30, 2021	June 30, 2021
ASSETS
Current Assets:
Cash and cash equivalents	$1,331,450	$1,516,992
Restricted cash	24,029	22,984
Accounts receivable, net	178,449	184,613
Net related party receivables	44,316	31,916
Prepaid income taxes	1,850	12,772
Prepaid expenses	70,639	67,445
Other current assets	38,388	36,014
Total current assets	1,689,121	1,872,736
Investments in nonconsolidated affiliates	48,140	49,221
Property and equipment, net	2,226,175	2,107,064
Right-of-use lease assets	413,463	280,579
Amortizable intangible assets, net	186,169	198,274
Indefinite-lived intangible assets	63,801	63,801
Goodwill	500,181	502,195
Other assets	152,316	166,781
Total assets	$5,279,366	$5,240,651

See accompanying notes to unaudited consolidated financial statements.

MADISON SQUARE GARDEN ENTERTAINMENT CORP.
CONSOLIDATED BALANCE SHEETS (Unaudited) (Continued)
(in thousands, except per share data)
	September 30, 2021	June 30, 2021
LIABILITIES, REDEEMABLE NONCONTROLLING INTERESTS AND EQUITY
Current Liabilities:
Accounts payable	$26,465	$26,644
Net related party payables, current	21,213	23,173
Current portion of long-term debt, net of deferred financing costs	55,228	53,973
Income taxes payable	1,126	2,527
Accrued liabilities:
Employee related costs	47,295	91,853
Other accrued liabilities	221,345	210,749
Operating lease liabilities, current	53,571	73,423
Collections due to promoters	61,652	37,877
Deferred revenue	265,950	209,651
Total current liabilities	753,845	729,870
Long-term debt, net of deferred financing costs	1,621,194	1,650,628
Operating lease liabilities, noncurrent	396,569	233,556
Defined benefit and other postretirement obligations	53,412	54,179
Other employee related costs	21,464	21,193
Collections due to promoters, noncurrent	—	6,625
Deferred tax liabilities, net	167,180	191,429
Other liabilities	77,238	75,263
Total liabilities	3,090,902	2,962,743
Commitments and contingencies (see Note 11)
Redeemable noncontrolling interests	140,410	137,834
Madison Square Garden Entertainment Corp. Stockholders’ Equity:
Class A Common stock, par value $0.01, 120,000 shares authorized; 27,305 and 27,093 shares outstanding as of September 30, 2021 and June 30, 2021, respectively	273	271
Class B Common stock, par value $0.01, 30,000 shares authorized; 6,867 shares outstanding as of September 30, 2021 and June 30, 2021	69	69
Preferred stock, par value $0.01, 15,000 shares authorized; none outstanding as of September 30, 2021 and June 30, 2021	—	—
Additional paid-in capital	2,279,180	2,280,798
Accumulated deficit	(209,549)	(122,696)
Accumulated other comprehensive loss	(35,060)	(30,272)
Total Madison Square Garden Entertainment Corp. stockholders’ equity	2,034,913	2,128,170
Nonredeemable noncontrolling interests	13,141	11,904
Total equity	2,048,054	2,140,074
Total liabilities, redeemable noncontrolling interests and equity	$5,279,366	$5,240,651

See accompanying notes to unaudited consolidated financial statements.

MADISON SQUARE GARDEN ENTERTAINMENT CORP.
CONSOLIDATED STATEMENTS OF OPERATIONS (Unaudited)
(in thousands, except per share data)

	Three Months Ended
	September 30,
	2021	2020
Revenues (a)	$294,510	$170,546
Operating expenses:
Direct operating expenses (b)	165,761	99,231
Selling, general and administrative expenses (c)	174,839	81,657
Depreciation and amortization	29,430	28,410
Impairment of long-lived assets	7,818	—
Restructuring charges	—	19,927
Operating loss	(83,338)	(58,679)
Other income (expense):
Loss in equity method investments	(1,207)	(1,696)
Interest income	775	772
Interest expense	(18,574)	(5,628)
Miscellaneous income (expense), net	(2,547)	34,017
	(21,553)	27,465
Loss from operations before income taxes	(104,891)	(31,214)
Income tax benefit (expense)	20,615	(9,392)
Net loss	(84,276)	(40,606)
Less: Net income (loss) attributable to redeemable noncontrolling interests	2,212	(3,889)
Less: Net income (loss) attributable to nonredeemable noncontrolling interests	365	(630)
Net loss attributable to Madison Square Garden Entertainment Corp.’s stockholders	$(86,853)	$(36,087)
Basic and diluted loss per common share attributable to Madison Square Garden Entertainment Corp.’s stockholders	$(2.55)	$(1.06)
Weighted-average number of common shares outstanding:
Basic and diluted	34,095	34,165
_________________
(a)Includes revenues from related parties of $4,187 and $2,823 for the three months ended September 30, 2021 and 2020, respectively.
(b)Includes net charges from related parties of $42,333 and $39,916 for the three months ended September 30, 2021 and 2020, respectively.
(c)Includes net charges to related parties of $(7,260) and $(10,047) for the three months ended September 30, 2021 and 2020, respectively.

See accompanying notes to unaudited consolidated financial statements.

MADISON SQUARE GARDEN ENTERTAINMENT CORP.
CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS
(Unaudited)
(in thousands)

	Three Months Ended
	September 30,
	2021		2020
Net loss		$(84,276)		$(40,606)
Other comprehensive income (loss), before income taxes:
Pension plans and postretirement plan:
Amounts reclassified from accumulated other comprehensive loss:
Amortization of actuarial loss included in net periodic benefit cost	510		478
Amortization of prior service credit included in net periodic benefit cost	—	510	—	478
Cumulative translation adjustments		(6,418)		13,951
Other comprehensive income (loss), before income taxes		(5,908)		14,429
Income tax benefit (expense) related to items of other comprehensive income (loss)		1,120		(2,732)
Other comprehensive income (loss), net of income taxes		(4,788)		11,697
Comprehensive loss		(89,064)		(28,909)
Less: Net income (loss) attributable to redeemable noncontrolling interests		2,212		(3,889)
Less: Net income (loss) attributable to nonredeemable noncontrolling interests		365		(630)
Comprehensive loss attributable to Madison Square Garden Entertainment Corp.’s stockholders		$(91,641)		$(24,390)

See accompanying notes to unaudited consolidated financial statements.

MADISON SQUARE GARDEN ENTERTAINMENT CORP.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)
(in thousands)

	Three Months Ended
	September 30,
	2021	2020
Cash flows from operating activities:
Net loss	$(84,276)	$(40,606)
Adjustment to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	29,430	28,410
Impairment of long-lived assets	7,818	—
Amortization of deferred financing costs	2,184	485
Benefit from deferred income taxes	(21,741)	(9,655)
Share-based compensation expense	19,528	16,156
Loss in equity method investments	1,207	1,696
Net unrealized loss (gains) on equity investments with readily determinable fair value	2,460	(33,658)
Provision for credit losses	437	645
Other non-cash adjustments	(89)	(325)
Change in assets and liabilities:
Accounts receivable	5,546	(5,508)
Receivables from related parties, net of payables	(14,180)	(15,472)
Prepaid expenses and other assets	17,202	12,626
Accounts payable	191	(9,518)
Accrued and other liabilities	(47,232)	(45,323)
Collections due to promoters, including noncurrent portion	17,150	(8,498)
Deferred revenue	56,299	11,386
Operating lease right-of-use assets and lease liabilities	5,728	1,577
Net cash used in operating activities	$(2,338)	$(95,582)
Cash flows from investing activities:
Capital expenditures	$(137,271)	$(113,799)
Proceeds from maturity of short-term investments	—	300,000
Cash received for notes receivable	—	6,328
Other investing activities	295	60
Net cash (used in) provided by investing activities	$(136,976)	$192,589

See accompanying notes to unaudited consolidated financial statements.

MADISON SQUARE GARDEN ENTERTAINMENT CORP.
CONSOLIDATED STATEMENTS OF CASH FLOWS (Continued)
(Unaudited)
(in thousands)

	Three Months Ended
	September 30,
	2021	2020
Cash flows from financing activities:
Taxes paid in lieu of shares issued for equity-based compensation	$(14,903)	$(8,071)
Noncontrolling interest holders’ capital contribution	872	200
Distribution to related parties associated with the settlement of certain share-based awards	(516)	—
Repayments of revolving credit facility	(15,000)	—
Principal repayments on long-term debt	(15,250)	(8,125)
Net cash used in financing activities	$(44,797)	$(15,996)
Effect of exchange rates on cash, cash equivalents and restricted cash	(386)	5,814
Net (decrease) increase in cash, cash equivalents and restricted cash	(184,497)	86,825
Cash, cash equivalents and restricted cash at beginning of period	1,539,976	1,121,141
Cash, cash equivalents and restricted cash at end of period	$1,355,479	$1,207,966
Non-cash investing and financing activities:
Investments and loans to nonconsolidated affiliates	$547	$—
Capital expenditures incurred but not yet paid	$122,469	$78,100
Share-based compensation capitalized in property and equipment	$751	$866

See accompanying notes to unaudited consolidated financial statements.

MADISON SQUARE GARDEN ENTERTAINMENT CORP.
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
AND REDEEMABLE NONCONTROLLING INTERESTS
(Unaudited)
(in thousands)

	Three Months Ended September 30, 2021
	Common Stock Issued	Additional Paid-In Capital	Accumulated Deficit	Accumulated Other Comprehensive Loss	Total Madison Square Garden Entertainment Corp. Stockholders’ Equity	Non - redeemable Noncontrolling Interests	Total Equity	Redeemable Noncontrolling Interests
Balance as of June 30, 2021	$340	$2,280,798	$(122,696)	$(30,272)	$2,128,170	$11,904	$2,140,074	$137,834
Net loss	—	—	(86,853)	—	(86,853)	365	(86,488)	2,212
Other comprehensive loss	—	—	—	(4,788)	(4,788)	—	(4,788)	—
Comprehensive loss	—	—	—	—	(91,641)	365	(91,276)	2,212
Share-based compensation	—	19,692	—	—	19,692	—	19,692	—
Tax withholding associated with shares issued for equity-based compensation	2	(14,905)	—	—	(14,903)	—	(14,903)	—
Adjustment of redeemable noncontrolling interest for change in ownership	—	—	—	—	—	—	—	(7,500)
Redeemable noncontrolling interest adjustment to redemption fair value	—	(6,178)	—	—	(6,178)	—	(6,178)	7,566
Accretion of put options	—	—	—	—	—	—	—	587
Contributions from noncontrolling interest holders	—	—	—	—	—	872	872	—
Distribution to related parties associated with the settlement of certain share-based awards	—	(227)	—	—	(227)	—	(227)	(289)
Balance as of September 30, 2021	$342	$2,279,180	$(209,549)	$(35,060)	$2,034,913	$13,141	$2,048,054	$140,410

See accompanying notes to unaudited consolidated financial statements.

MADISON SQUARE GARDEN ENTERTAINMENT CORP.
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
AND REDEEMABLE NONCONTROLLING INTERESTS (Continued)
(Unaudited)
(in thousands)

	Three Months Ended September 30, 2020
	Common Stock Issued	Additional Paid-In Capital	Retained Earnings	Accumulated Other Comprehensive Loss	Total Madison Square Garden Entertainment Corp. Stockholders’ Equity	Non - redeemable Noncontrolling Interests	Total Equity	Redeemable Noncontrolling Interests
Balance as of June 30, 2020	$338	$2,271,732	$52,531	$(48,992)	$2,275,609	$12,203	$2,287,812	$20,600
Cumulative effect of adoption of Accounting Standards Update 2016-13, credit losses	—	—	(480)	—	(480)	—	(480)	—
Reversal of valuation allowance			2,376	—	2,376	—	2,376	—
Net loss	—	—	(36,087)	—	(36,087)	(630)	(36,717)	(3,889)
Other comprehensive income	—	—	—	11,697	11,697	—	11,697	—
Comprehensive loss	—	—	—	—	(24,390)	(630)	(25,020)	(3,889)
Share-based compensation	—	16,435	—	—	16,435	—	16,435	—
Tax withholding associated with shares issued for equity-based compensation	2	(8,072)	—	—	(8,070)	—	(8,070)	—
Accretion of put options	—	—	—	—	—	—	—	587
Contribution from noncontrolling interest holders	—	—	—	—	—	200	200	—
Balance as of September 30, 2020	$340	$2,280,095	$18,340	$(37,295)	$2,261,480	$11,773	$2,273,253	$17,298

See accompanying notes to unaudited consolidated financial statements.

MADISON SQUARE GARDEN ENTERTAINMENT CORP.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
All amounts included in the following notes to consolidated financial statements (unaudited) are presented in thousands, except per share data or as otherwise noted.

Note 1. Description of Business and Basis of Presentation
Entertainment Distribution and Merger with MSG Networks Inc.
Madison Square Garden Entertainment Corp. (together with its subsidiaries, the “Company” or “MSG Entertainment”) was incorporated on November 21, 2019 as a direct, wholly-owned subsidiary of Madison Square Garden Sports Corp. (“MSG Sports”), formerly known as The Madison Square Garden Company. On March 31, 2020, MSG Sports’ board of directors approved the distribution of all the outstanding common stock of MSG Entertainment to MSG Sports’ stockholders (the “Entertainment Distribution”), which occurred on April 17, 2020 (the “Entertainment Distribution Date”). See Note 1 to the Company’s audited consolidated and combined financial statements and notes thereto for the year ended June 30, 2021 included in the Company’s Annual Report on Form 10-K for more information regarding the Entertainment Distribution. As part of the Entertainment Distribution, the Company has entered into various agreements with MSG Sports as detailed in Note 18.
On July 9, 2021, the Company completed its previously announced acquisition of MSG Networks Inc. pursuant to the Agreement and Plan of Merger, dated as of March 25, 2021 (the “Merger Agreement”), among the Company, Broadway Sub Inc., a Delaware corporation and wholly-owned subsidiary of the Company (“Merger Sub”), and MSG Networks Inc. Merger Sub merged with and into MSG Networks Inc. (the “Merger”), with MSG Networks Inc. surviving and continuing as the surviving corporation in the Merger as a wholly-owned subsidiary of the Company. On July 9, 2021, at the effective time of the Merger (the “Effective Time”), (i) each share of Class A common stock, par value $0.01 per share, of MSG Networks Inc. (“MSGN Class A Common Stock”) issued and outstanding immediately prior to the Effective Time was automatically converted into the right to receive a number of shares of Class A common stock, par value $0.01 per share, of the Company (“Class A Common Stock”) such that each holder of record of shares of MSGN Class A Common Stock had the right to receive, in the aggregate, a number of shares of Class A Common Stock equal to the total number of shares of MSGN Class A Common Stock held of record immediately prior to the Effective Time multiplied by 0.172, with such product rounded up to the next whole share and (ii) each share of Class B common stock, par value $0.01 per share, of MSG Networks Inc. (“MSGN Class B Common Stock”) issued and outstanding immediately prior to the Effective Time was automatically converted into the right to receive a number of shares of Class B common stock, par value $0.01 per share, of the Company (“Class B Common Stock”) such that each holder of record of shares of MSGN Class B Common Stock had the right to receive, in the aggregate, a number of shares of Class B Common Stock equal to the total number of shares of MSGN Class B Common Stock held of record immediately prior to the Effective Time multiplied by 0.172, with such product rounded up to the next whole share, in each case except for Excluded Shares (as defined in the Merger Agreement). The Company issued 7,476 shares of the Class A Common Stock and 2,337 shares of Class B Common Stock on July 9, 2021 to holders of MSGN Class A Common Stock and MSGN Class B Common Stock, respectively, which shares are reflected as outstanding for all periods presented.
The Merger has been accounted for as a transaction between entities under common control as the Company and MSG Networks Inc. were, prior to the Merger, each controlled by the Dolan Family Group (as defined herein). Upon the closing of the Merger, the net assets of MSG Networks Inc. were combined with those of the Company at their historical carrying amounts and the companies have been presented on a combined basis for all historical periods that the companies were under common control. As a result, all prior period balances in these consolidated financial statements (including share activities) were retrospectively adjusted as if MSG Entertainment and MSG Networks Inc. had been operating as a single company.
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
The Company is comprised of three reportable segments: Entertainment, MSG Networks and Tao Group Hospitality.
•The Entertainment segment includes the Company’s portfolio of venues: Madison Square Garden (“The Garden”), Hulu Theater at Madison Square Garden, Radio City Music Hall, the Beacon Theatre, and The Chicago Theatre. In addition, the Company has unveiled its vision for state-of-the-art venues, called MSG Sphere, and is currently building its first such venue in Las Vegas. The Entertainment segment also includes the original production, the Christmas Spectacular Starring the Radio City Rockettes (“Christmas Spectacular”), as well as Boston Calling Events, LLC

MADISON SQUARE GARDEN ENTERTAINMENT CORP.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
(Continued)
(“BCE”), the entertainment production company that owns and operates the Boston Calling Music Festival. This segment also includes our bookings business, which features a variety of live entertainment and sports experiences.
•The MSG Networks segment is comprised of the Company’s regional sports and entertainment networks, MSG Network and MSG+, a companion streaming app, MSG GO, and other digital properties. MSG Networks serves the New York Designated Market Area (“DMA”), as well as other portions of New York, New Jersey, Connecticut and Pennsylvania and features a wide range of sports content, including exclusive live local games and other programming of the New York Knicks (the “Knicks”) of the National Basketball Association (the “NBA”) and the New York Rangers (the “Rangers”), New York Islanders, New Jersey Devils and Buffalo Sabres of the National Hockey League (the “NHL”), as well as significant coverage of the New York Giants and Buffalo Bills of the National Football League.
•The Tao Group Hospitality segment features the Company’s controlling interest in TAO Group Holdings LLC, a hospitality group with globally-recognized entertainment dining and nightlife brands including: Tao, Marquee, Lavo, Beauty & Essex, Cathédrale, Hakkasan and Omnia.
The Company conducts a significant portion of its operations at venues that it either owns or operates under long-term leases. The Company owns The Garden, Hulu Theater at Madison Square Garden and The Chicago Theatre. The Company leases Radio City Music Hall and the Beacon Theatre. Additionally, Tao Group Hospitality operates various restaurants, nightlife and hospitality venues under long-term leases and management contracts in Las Vegas, New York, Southern California, London, Singapore, Sydney and various other domestic and international locations.
Basis of Presentation
The Company reports on a fiscal year basis ending on June 30th. In these consolidated financial statements, the year ending on June 30, 2022 is referred to as “Fiscal Year 2022,” and the years ended on June 30, 2021 and 2020 are referred to as “Fiscal Year 2021” and “Fiscal Year 2020”, respectively.
The accompanying interim consolidated financial statements have been prepared in accordance with U.S. generally accepted accounting principles (“GAAP”) for interim financial information and the instruction of Rule 10-01 of Regulation S-X of Securities and Exchange Commission (“SEC”), and should be read in conjunction with the Company’s audited consolidated and combined financial statements and notes thereto for the year ended June 30, 2021 included in the Company’s Annual Report on Form 10-K. The consolidated financial statements as of September 30, 2021 and for the three months ended September 30, 2021 and 2020 presented herein are unaudited; however, in the opinion of management, the financial statements reflect all adjustments, consisting solely of normal recurring adjustments, necessary for a fair presentation of the results for the interim periods presented. The results of operations for the periods presented are not necessarily indicative of the results that might be expected for future interim periods or for the full year. As a result of the production of the Christmas Spectacular and arena license fees from MSG Sports in connection with the Knicks and Rangers use of the Garden, the Company generally earns a disproportionate share of its annual revenues in the second and third quarters of its fiscal year. In addition, the Company’s operating results since the third quarter of Fiscal Year 2020 have been negatively impacted due to the COVID-19 pandemic.
As discussed above, the Merger has been accounted for as a transaction between entities under common control and resulted in a change in reporting entity for purposes of U.S. GAAP. The results of operations for the eight days ended July 8, 2021 from MSG Networks were immaterial and the Company has included these results in the period for the three months ended September 30, 2021. The following table provides the impact of the change in reporting entity on the results of operations for the three months September 30, 2020 in accordance with Accounting Standards Codification (“ASC”) Subtopic 250-10-50-6:

Decrease in net loss attributable to Madison Square Garden Entertainment Corp.’s stockholders	$53,758
Decrease in other comprehensive income	$(2,606)
Decrease in net loss per common share attributable to Madison Square Garden Entertainment Corp.’s stockholders (basic and diluted)	$2.63

MADISON SQUARE GARDEN ENTERTAINMENT CORP.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
(Continued)
Impact of the COVID-19 Pandemic
The Company’s operations and operating results have been, and may continue to be, materially impacted by the COVID-19 pandemic and actions taken in response by governmental authorities and certain professional sports leagues. For the majority of Fiscal Year 2021, substantially all of the Entertainment business operations were suspended, MSG Networks aired substantially fewer games and Tao Group Hospitality was operating at significantly reduced capacity and demand. While operations have resumed, it is not clear when we will fully return to normal operations.
As a result of government-mandated assembly limitations and closures, all of our performance venues were closed beginning in mid-March 2020. Use of The Garden resumed for Knicks and Rangers home games without fans in December 2020 and January 2021, respectively, and was available at 10% seating capacity from mid-February through mid-May 2021 with certain safety protocols and social distancing. Beginning in mid-May 2021, all of our New York performance venues were permitted to host guests at full capacity, subject to certain restrictions, and effective June 2021, The Chicago Theatre was permitted to host events without restrictions. For all events hosted at our New York performance venues with 100% capacity prior to August 17, 2021, guests were required to provide proof of full vaccination or a negative COVID-19 test, depending on the requirements of that venue and/or preference of the performer. Effective August 17, 2021, all workers and customers in New York City indoor dining, indoor fitness and indoor entertainment facilities are required to show proof of at least one vaccination shot. Guests are also required to wear masks unless they show proof that they are fully vaccinated (although specific performers may require enhanced protocols). Children under age 12 can attend events with a vaccinated adult, but ages 2 to 11 need to wear a mask while inside our venues. In addition, effective August 20, 2021, masks are required for all individuals in indoor public spaces in Chicago, including our venues.
For Fiscal Year 2021, the majority of ticketed events at our venues were postponed or canceled and, while live events are permitted to be held at all of our performance venues as of the date of this filing and we are continuing to host and book new events, due to the lead-time required to book touring acts and artists, which is the majority of our Entertainment business, we expect that our bookings will continue to be impacted through the 2021 calendar year. We continue to actively pursue one-time or multi-night performances at our venues as the touring market ramps up.
The impact to our operations also included the cancellation of the 2020 production of the Christmas Spectacular and both the 2020 and 2021 Boston Calling Music Festivals. While the 2021 production of the Christmas Spectacular is currently on-sale, the current production is scheduled for 160 shows, as compared with 199 shows for the 2019 production, which was the last production presented prior to the impact of the COVID-19 pandemic.
The Company has long-term arena license agreements (the “Arena License Agreements”) with MSG Sports that require the Knicks and Rangers to play their home games at The Garden. As discussed above, capacity restrictions, use limitations and social distancing requirements were in place for the entirety of the Knicks and Rangers 2020-21 regular seasons, which materially impacted the payments we received under the Arena License Agreements for Fiscal Year 2021. On July 1, 2021, the Knicks and Rangers began paying the full amounts provided for under their respective Arena License Agreements and full 82-game regular seasons for the 2021-22 NBA and NHL seasons are scheduled.
As a result of the COVID-19 pandemic and league and government actions relating thereto, MSG Networks aired substantially fewer NBA and NHL telecasts during Fiscal Year 2021, as compared with Fiscal Year 2019 (the last full fiscal year not impacted by COVID-19), and consequently experienced a decrease in revenues, including a material decrease in advertising revenue. The absence of live sports games also resulted in a decrease in certain MSG Networks expenses, including rights fees, variable production expenses, and advertising sales commissions. MSG Networks has resumed airing full regular season telecast schedules for its five professional teams across both the NBA and NHL, and, as result, expects a return to normalized levels of advertising revenue and certain operating expenses, including rights fees expense.
Disruptions caused by the COVID-19 pandemic had a significant and negative impact on Tao Group Hospitality’s operations and financial performance for Fiscal Year 2021. Due to government actions taken in response to the COVID-19 pandemic, virtually all of Tao Group Hospitality’s venues were closed for approximately three months starting in mid-March 2020. Additionally, three venues were permanently closed. Throughout Fiscal Year 2021, Tao Group Hospitality conducted limited operations at certain venues, subject to significant regulatory requirements, including capacity limits, curfews and social distancing requirements for outdoor and indoor dining. Tao Group Hospitality’s operations fluctuated throughout Fiscal Year 2021 and during the first quarter of Fiscal Year 2022 as certain markets lifted restrictions, imposed restrictions, and changed operational requirements over time. Effective August 17, 2021, workers and customers in New York City indoor dining facilities are required to show proof of at least one vaccination shot. In addition, certain jurisdictions have reinstated safety

MADISON SQUARE GARDEN ENTERTAINMENT CORP.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
(Continued)
protocols, such as mask mandates in Nevada and Chicago, but Tao Group Hospitality is continuing to operate without capacity restrictions in domestic and key international markets.
It is unclear how long and to what extent COVID-19 concerns, including with respect to new variants, will continue to impact government and league-mandated capacity restrictions, the use of and/or demand for our entertainment and dining and nightlife venues, and demand for our sponsorship and advertising assets, or deter our employees and vendors from working at our venues (which may lead to difficulties in staffing).
For the three months ended September 30, 2021, Tao Group Hospitality recorded an impairment charge for long-lived assets of $7,818 due to decisions made by management to cease operations at certain Hakkasan venues subsequent to the Hakkasan acquisition date, resulting in the impairment of the respective right-of-use asset and a leasehold improvement. There were no other material impairment charges recorded by the Company for the three months ended September 30, 2021 and 2020. The duration and impact of the COVID-19 pandemic may result in future impairment charges that management will evaluate as facts and circumstances evolve over time. Refer to Note 8, Note 9 and Note 10 for further detail of the Company’s intangible assets, long-lived assets and goodwill.
Note 2. Accounting Policies
Principles of Consolidation
The consolidated financial statements of the Company include the accounts of Madison Square Garden Entertainment Corp. and its subsidiaries. All significant intercompany transactions and balances have been eliminated in consolidation. In addition, the consolidated financial statements of the Company include the accounts from Tao Group Hospitality and BCE, in which the Company has controlling voting interests. The Company’s consolidation criteria are based on authoritative accounting guidance for voting interest or variable interest entities. Tao Group Hospitality and BCE are consolidated with the equity owned by other stockholders shown as redeemable or nonredeemable noncontrolling interests in the accompanying consolidated balance sheets, and the other stockholders’ portion of net income (loss) and other comprehensive income (loss) shown as net income (loss) or comprehensive income (loss) attributable to redeemable or nonredeemable noncontrolling interests in the accompanying consolidated statements of operations and consolidated statements of comprehensive income (loss), respectively.
See Note 2 to the Company’s audited consolidated and combined financial statements and notes thereto for the year ended June 30, 2021 included in the Company’s Annual Report on Form 10-K regarding the classification of redeemable noncontrolling interests of Tao Group Hospitality.
Use of Estimates
The preparation of the accompanying consolidated financial statements in conformity with GAAP requires management to make estimates and assumptions about future events. These estimates and the underlying assumptions affect the amount of assets and liabilities reported, disclosures about contingent assets and liabilities, and reported amounts of revenues and expenses. Such estimates include the provision for credit losses, valuation of investments, goodwill, intangible assets, other long-lived assets, pension and other postretirement benefit obligations and the related net periodic benefit cost, tax accruals and other liabilities. In addition, estimates are used in revenue recognition, rights fees, income tax, performance and share-based compensation, depreciation and amortization, litigation matters and other matters, as well as in the valuation of contingent consideration and noncontrolling interests resulting from business combination transactions. Management believes its use of estimates in the financial statements to be reasonable.
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
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
(Continued)
Summary of Significant Accounting Policies
The following is an update to the Company's Summary of Significant Accounting Policies, disclosed in its Annual Report on Form 10-K for the year ended June 30, 2021. The update primarily reflects specific policies for the MSG Networks segment in connection with the Merger.
Revenue Recognition — Media Affiliation Fee and Advertising Revenues
The MSG Networks segment generates revenues principally from affiliation fees charged to cable, satellite, telephone and other platforms (“Distributors”) for the right to carry its networks, as well as from the sale of advertising, largely derived from the sale of inventory in its professional sports programming. Due to the COVID-19 pandemic, the NBA and NHL 2020-21 regular seasons were delayed and primarily occurred during the third and fourth quarters of Fiscal Year 2021 and will affect the comparability in the second, third and the fourth fiscal quarters of Fiscal Year 2022.
Affiliation fee revenue is earned from Distributors for the right to carry the MSG Networks segment’s networks under contracts, commonly referred to as “affiliation agreements.” The performance obligation under its affiliation agreements is satisfied as MSG Networks provides its programming over the term of the affiliation agreement.
Affiliation fee is the predominant revenue stream of the MSG Networks segment. Substantially all of the MSG Networks’ affiliation agreements are sales-based and usage-based royalty arrangements, the revenue for which is recognized as the sale or usage occurs. The transaction price is represented by affiliation fees that are generally based upon contractual rates applied to the number of the Distributor’s subscribers who receive or can receive the MSG Networks programming. Such subscriber information is generally not received until after the close of the reporting period, and in these cases, the Company estimates the number of subscribers. Historical adjustments to recorded estimates have not been material.
In addition to affiliation fee revenue, the MSG Networks segment also earns advertising revenue primarily through the sale of commercial time and other advertising inventory during its programming. In general, these advertising arrangements either do not exceed one year or are primarily multi-year media banks, the elements of which are agreed upon each year. Advertising revenue is recognized as advertising is aired. In certain advertising arrangements, the Company guarantees specified viewer ratings for its programming. In such cases, the promise to deliver the guaranteed viewer ratings by airing the advertising represents MSG Networks’ performance obligation. A contract liability is recognized as deferred revenue to the extent any guaranteed viewer ratings are not met and the customer is expected to exercise a contractual right for additional advertising time. The related revenue is subsequently recognized as revenue either when MSG Networks provides the required additional advertising time, or additional performance requirements become remote, which may be at the time the guarantee obligation contractually expires.
Direct Operating Expenses
Direct operating expenses from the MSG Networks segment primarily represent media rights fees and other direct programming and production costs, such as the salaries of on-air personalities, producers, directors, technicians, writers and other creative staff, as well as expenses associated with location costs, remote facilities and maintaining studios, origination, and transmission services and facilities. The professional team media rights acquired under media rights agreements to telecast various sporting events and other programming for exhibition on MSG Networks are typically expensed on a straight-line basis over the applicable annual contract or license period.
Advertising Expenses
Advertising costs are typically charged to expense when incurred. The MSG Networks segment enters into nonmonetary transactions, primarily with its Distributors (see discussion below), that involve the exchange of advertising and promotional benefits, for the segment’s services. Total advertising costs, which are primarily related to the aforementioned nonmonetary transactions and classified in selling, general and administrative expenses, were $4,489 and $4,685 for the three months ended September 30, 2021 and 2020, respectively.

MADISON SQUARE GARDEN ENTERTAINMENT CORP.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
(Continued)
Noncash Consideration
The MSG Networks segment enters into nonmonetary transactions, primarily with its Distributors, that involve the exchange of products or services, such as advertising and promotional benefits, for the segment’s services. For arrangements that are subject to sales based and usage-based royalty guidance, MSG Networks measures noncash consideration that it receives at fair value as the sale or usage occurs. For other arrangements, the MSG Networks segment measures the estimated fair value of the noncash consideration that it receives at contract inception. If the MSG Networks segment cannot reasonably estimate the fair value of the noncash consideration, the segment measures the fair value of the consideration indirectly by reference to the standalone selling price of the services promised to the customer in exchange for the consideration as revenues.
Recently Issued Accounting Pronouncements
Recently Adopted Accounting Pronouncements
In December 2019, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) No. 2019-12, Income Taxes (Topic 740): Simplifying the Accounting for Income Taxes. This ASU eliminates certain exceptions to the general approach in ASC Topic 740 and includes methods of simplification to the existing guidance. This standard was adopted by the Company in the first quarter of Fiscal Year 2022. The adoption of the standard had no impact on the Company’s consolidated financial statements.
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
Note 3. Acquisition
Acquisition of Hakkasan
See Note 3 to the Company’s audited consolidated and combined financial statements and notes thereto for the year ended June 30, 2021 included in the Company’s Annual Report on Form 10-K regarding the details of Tao Group Hospitality’s acquisition of the business (“Hakkasan”) of Hakkasan USA, Inc., a Delaware corporation (“Hakkasan Parent”) on April 27, 2021. During the three months ended September 30, 2021, the Company completed the finalization of a working capital adjustment and net debt against agreed upon targets. As a result, the initial determination of approximately 18% noncontrolling interest ownership of common equity interests in Tao Group Sub-Holdings LLC owned by the Hakkasan Parent was subsequently revised to approximately 15%. The Company continues to own a 77.5% controlling interest in Tao Group Holdings LLC, which, after the ownership adjustments, translates to an approximately 66% indirect controlling interest in Tao Group Sub-Holdings LLC. Tao Group Hospitality’s results will continue to be consolidated in the financial results of the Company.

MADISON SQUARE GARDEN ENTERTAINMENT CORP.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
(Continued)
The Company’s purchase price allocation (“PPA”) for the Hakkasan acquisition is pending finalization of deferred taxes and could be subject to further revision if additional information becomes available. The Company’s PPA and measurement period adjustment for the Hakkasan acquisition is presented below:

	Fair Value Recognized as of Acquisition Date (as previously reported)	Measurement Period Adjustment (a)	Fair Value Recognized as of September 30, 2021 as adjusted
Cash and cash equivalents	$16,737	$—	$16,737
Property and equipment, net	33,393	—	33,393
Right-of-use lease assets	44,818	—	44,818
Amortizable intangible assets, net	47,170	(7,020)	40,150
Other assets	12,641	—	12,641
Accrued expenses and other current liabilities	(15,957)	1,534	(14,423)
Operating lease liabilities	(52,025)	—	(52,025)
Other liabilities	(13,655)	—	(13,655)
Total identifiable net assets acquired	73,122	(5,486)	67,636
Goodwill	3,378	(2,014)	1,364
Redeemable noncontrolling interests	$(76,500)	$7,500	$(69,000)
_________________
(a)During the three months ended September 30, 2021, the Company recorded an adjustment to reflect a measurement period adjustment. Upon the finalization of the closing statement during the first quarter of Fiscal Year 2022, the noncontrolling interest owned by Hakkasan Parent in Tao Group Sub-Holdings LLC was reduced from approximately 18% as initially estimated to approximately 15%. Such change resulted in a decrease in the Company’s redeemable noncontrolling interest of $7,500, a decrease in Goodwill of $480, and a decrease in amortizable intangibles of approximately $7,020 related to trade names and venue management contracts. Additionally, the Company wrote-off a previously reported accrual of $1,534, which resulted in an additional decrease in Goodwill of $1,534.
Note 4. Revenue Recognition
Contracts with Customers
See Note 4 to the Company’s audited consolidated and combined financial statements and notes thereto for the year ended June 30, 2021 included in the Company’s Annual Report on Form 10-K and “— Note 2. Accounting Policies — Summary of Significant Accounting Policies — Revenue Recognition — Media Affiliation Fee and Advertising Revenues” for more information regarding the details of the Company’s revenue recognition policies. All revenue recognized in the consolidated statements of operations is considered to be revenue from contracts with customers in accordance with ASC Topic 606, except for $2,316 and $748 of revenues from Arena License Agreements, leases and subleases, which are accounted for in accordance with ASC Topic 842 for the three months ended September 30, 2021 and 2020, respectively.
The following table presents the activity in the allowance for credit losses for the three months ended September 30, 2021:

Beginning balance	$6,449
Provision for expected credit losses	437
Write-offs	(986)
Ending balance	$5,900

MADISON SQUARE GARDEN ENTERTAINMENT CORP.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
(Continued)
Disaggregation of Revenue
The following table disaggregates the Company’s revenue by major source and reportable segment based upon the timing of transfer of goods or services to the customer, in accordance with ASC Subtopic 606-10-50-5, for the three months ended September 30, 2021 and 2020:

	Three Months Ended
	September 30, 2021
	Entertainment	MSG Networks	Tao Group Hospitality	Eliminations	Total
Event-related and entertainment dining and nightlife offerings (a)	$22,580	$—	$108,690	$(181)	$131,089
Sponsorship, signage and suite licenses (b)	7,776	636	135	—	8,547
Media related, primarily from affiliation agreements (c)	—	140,471	—	—	140,471
Other (d)	1,567	366	10,639	(485)	12,087
Total revenues from contracts with customers	$31,923	$141,473	$119,464	$(666)	$292,194

	Three Months Ended
	September 30, 2020
	Entertainment	MSG Networks	Tao Group Hospitality	Eliminations	Total
Event-related and entertainment dining and nightlife offerings (a)	$727	$—	$5,660	$—	$6,387
Sponsorship, signage and suite licenses (b)	2,460	284	72	(232)	2,584
Media related, primarily from affiliation agreements (c)	—	156,651	—	—	156,651
Other (d)	3,620	428	1,489	(1,361)	4,176
Total revenues from contracts with customers	$6,807	$157,363	$7,221	$(1,593)	$169,798

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
(b)See Note 4 to the Company’s audited consolidated and combined financial statements and notes thereto for the year ended June 30, 2021 included in the Company’s Annual Report on Form 10-K for further details on the pattern of recognition of sponsorship, signage and suite license revenues.
(c)See “— Note 2. Accounting Policies — Summary of Significant Accounting Policies — Revenue Recognition — Media Affiliation Fee and Advertising Revenues for further details on the pattern of recognition of Media affiliation fee and advertising revenues in the MSG Networks segment.
(d)Primarily consists of (i) revenues from sponsorship sales and representation agreements with MSG Sports, (ii) Tao Group Hospitality’s managed venue revenues, and (iii) advertising commission revenues recognized by the Entertainment segment from the MSG Networks segment of $410 and $1,195 for the three months ended September 30, 2021 and 2020, respectively, that are eliminated in consolidation..

MADISON SQUARE GARDEN ENTERTAINMENT CORP.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
(Continued)
In addition to the disaggregation of the Company’s revenue by major source based upon the timing of transfer of goods or services to the customer disclosed above, the following table disaggregates the Company’s consolidated revenues by type of goods or services in accordance with the required entity-wide disclosure requirements of ASC Subtopic 280-10-50-38 to 40 and the disaggregation of revenue required disclosures in accordance with ASC Subtopic 606-10-50-5 for the three months ended September 30, 2021 and 2020:

	Three Months ended
	September 30, 2021
	Entertainment	MSG Networks	Tao Group Hospitality	Eliminations	Total
Ticketing and venue license fee revenues (a)	$16,836	$—	$—	$—	$16,836
Sponsorship and signage, suite, and advertising commission revenues (b)	10,813	—	—	(410)	10,403
Revenues from entertainment dining and nightlife offerings (c)	—	—	119,464	(256)	119,208
Food, beverage and merchandise revenues	3,923	—	—	—	3,923
Media networks revenues (d)	—	141,473	—	—	141,473
Other	351	—	—	—	351
Total revenues from contracts with customers	$31,923	$141,473	$119,464	$(666)	$292,194

	Three Months ended
	September 30, 2020
	Entertainment	MSG Networks	Tao Group Hospitality	Eliminations	Total
Ticketing and venue license fee revenues (a)	$730	$—	$—	$—	$730
Sponsorship and signage, suite, and advertising commission revenues (b)	5,859	—	—	(1,427)	4,432
Revenues from entertainment dining and nightlife offerings (c)	—	—	7,221	(166)	7,055
Food, beverage and merchandise revenues	—	—	—	—	—
Media networks revenues (d)	—	157,363	—	—	157,363
Other	218	—	—	—	218
Total revenues from contracts with customers	$6,807	$157,363	$7,221	$(1,593)	$169,798

_________________
(a)Amounts include ticket sales, including other ticket-related revenue, and venue license fees from the Company’s events such as (i) concerts, (ii) the presentation of the Christmas Spectacular, and (iii) other live entertainment and sporting events.
(b)Amounts include revenues from sponsorship sales and representation agreements with MSG Sports and advertising commission revenues recognized by the Entertainment segment from the MSG Networks segment of $410 and $1,195 for the three months ended September 30, 2021 and 2020, respectively, that are eliminated in consolidation.
(c)Primarily consist of revenues from (i) entertainment dining and nightlife offerings and (ii) venue management agreements.
(d)Primarily consist of affiliation fees from Distributors and, to a lesser extent, advertising revenues through the sale of commercial time and other advertising inventory during MSG Networks programming.

MADISON SQUARE GARDEN ENTERTAINMENT CORP.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
(Continued)
Contract Balances
The timing of revenue recognition, billings and cash collections results in billed receivables, contract assets and contract liabilities on the consolidated balance sheets. The following table provides information about contract balances from the Company’s contracts with customers as of September 30, 2021 and June 30, 2021:

	September 30,	June 30,
	2021	2021
Receivables from contracts with customers, net (a)	$189,958	$185,112
Contract assets, current (b)	8,598	7,052
Contract assets, non-current (b)	94	87
Deferred revenue, including non-current portion (c)	266,941	210,187
_________________
(a)Receivables from contracts with customers, which are reported in Accounts receivable, net and Net related party receivables in the Company’s consolidated balance sheets, represent the Company’s unconditional rights to consideration under its contracts with customers. As of September 30, 2021 and June 30, 2021, the Company’s receivables from contracts with customers above included $11,512 and $4,848, respectively, related to various related parties. See Note 18 for further details on related party arrangements.
(b)Contract assets, which are reported as Other current assets or Other assets (non-current portion) in the Company’s consolidated balance sheets, primarily relate to the Company’s rights to consideration for goods or services transferred to customers, for which the Company does not have an unconditional right to bill as of the reporting date. Contract assets are transferred to accounts receivable once the Company’s right to consideration becomes unconditional.
(c)Deferred revenue primarily relates to the Company’s receipt of consideration from customers in advance of the Company’s transfer of goods or services to those customers. Deferred revenue is reduced and the related revenue is recognized once the underlying goods or services are transferred to a customer. Revenue recognized for the three months ended September 30, 2021 relating to the contract liability balance (primarily deferred revenue) as of June 30, 2021 was $20,408.
Transaction Price Allocated to the Remaining Performance Obligations
The following table depicts the estimated revenue expected to be recognized, based on current projections and expectations of our business resuming, in the future related to performance obligations that are unsatisfied (or partially unsatisfied) as of September 30, 2021. This primarily relates to performance obligations under sponsorship and suite license arrangements and to a lesser extent, non-variable affiliation fee arrangements that have original expected durations longer than one year and the consideration is not variable. For arrangements with variable consideration, such variability is based on the Company’s ability to deliver the underlying benefits as dictated by the related contractual provisions. In developing the estimated revenue, the Company applies the allowable practical expedient and does not disclose information about remaining performance obligations that have original expected durations of one year or less.

Fiscal Year 2022 (remainder)	$125,176
Fiscal Year 2023	120,864
Fiscal Year 2024	99,307
Fiscal Year 2025	70,132
Fiscal Year 2026	54,383
Thereafter	65,865
$535,727

MADISON SQUARE GARDEN ENTERTAINMENT CORP.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
(Continued)
Note 5. Computation of Earnings (Loss) per Common Share
The following table presents a reconciliation of weighted-average shares used in the calculations of basic and diluted earnings (loss) per common share attributable to the Company’s stockholders (“EPS”).

	Three Months Ended
	September 30,
	2021	2020
Net loss attributable to Madison Square Garden Entertainment Corp.’s stockholders (numerator):
Net loss attributable to Madison Square Garden Entertainment Corp.’s stockholders	$(86,853)	$(36,087)

Weighted-average shares (denominator):
Weighted-average shares for basic and diluted EPS (a)	34,095	34,165

Basic and diluted loss per common share attributable to Madison Square Garden Entertainment Corp.’s stockholders	$(2.55)	$(1.06)
_________________
(a)All restricted stock units and stock options were excluded from the above table because the Company reported a net loss for the periods presented and, therefore, their impact on reported loss per share would have been antidilutive. See Note 15 for further detail.
Note 6. Cash, Cash Equivalents and Restricted Cash
The following table provides a summary of the amounts recorded as cash, cash equivalents and restricted cash.

	As of
	September 30, 2021	June 30, 2021	September 30, 2020	June 30, 2020
Captions on the consolidated balance sheets:
Cash and cash equivalents	$1,331,450	$1,516,992	$1,180,159	$1,103,392
Restricted cash (a)	24,029	22,984	27,807	17,749
Cash, cash equivalents and restricted cash on the consolidated statements of cash flows	$1,355,479	$1,539,976	$1,207,966	$1,121,141
_________________
(a)See Note 2 to the Company’s audited consolidated and combined financial statements and notes thereto for the year ended June 30, 2021 included in the Company’s Annual Report on Form 10-K for more information regarding the nature of restricted cash.

MADISON SQUARE GARDEN ENTERTAINMENT CORP.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
(Continued)
Note 7. Investments in Nonconsolidated Affiliates
The Company’s investments in nonconsolidated affiliates, which are accounted for under the equity method of accounting and equity investments without readily determinable fair values in accordance with ASC Topic 323, Investments - Equity Method and Joint Ventures and ASC Topic 321, Investments - Equity Securities, respectively, consisted of the following:

	Ownership Percentage	Investment
September 30, 2021
Equity method investments:
SACO Technologies Inc. (“SACO”)	30%	$34,873
Others		6,390
Equity securities without readily determinable fair values (a)		6,877
Total investments in nonconsolidated affiliates		$48,140

June 30, 2021
Equity method investments:
SACO	30%	$36,265
Others		6,204
Equity securities without readily determinable fair values (a)		6,752
Total investments in nonconsolidated affiliates		$49,221
_________________
(a)In accordance with the ASC Topic 321, Investments - Equity Securities, the Company applies the measurement alternative to its equity investments without readily determinable fair values. Under the measurement alternative, equity securities without readily determinable fair values are accounted for at cost, adjusted for impairment and changes resulting from observable price fluctuations in orderly transactions for the identical or a similar investment of the same issuer. For the three months ended September 30, 2021 and 2020, the Company did not have impairment charges or change in carrying value recorded to its equity securities without readily determinable fair values.

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

MADISON SQUARE GARDEN ENTERTAINMENT CORP.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
(Continued)
The cost basis and the carrying fair value of these investments, which are reported under Other assets in the accompanying consolidated balance sheets as of September 30, 2021 and June 30, 2021, are as follows:

	September 30, 2021
Equity Investment with Readily Determinable Fair Values	Shares / Units Held	Cost Basis	Carrying value / Fair value
Townsquare Class A common stock	583	$4,221	$7,621
Townsquare Class C common stock	2,625	19,001	34,309
DraftKings common stock	869	6,036	41,874
Total		$29,258	$83,804

	June 30, 2021
Equity Investment with Readily Determinable Fair Values	Shares / Units Held	Cost Basis	Carrying value / Fair value
Townsquare Class A common stock	583	$4,221	$7,435
Townsquare Class C common stock	2,625	19,001	33,469
DraftKings common stock	869	6,036	45,360
Total		$29,258	$86,264

The following table summarizes the realized and unrealized gain (loss) on equity investments with readily determinable fair value for the three months ended September 30, 2021 and 2020:

	Three Months Ended
	September 30,
	2021	2020
Unrealized gain — Townsquare	$1,027	$610
Unrealized gain (loss) — DraftKings	(3,487)	33,048
	$(2,460)	$33,658

MADISON SQUARE GARDEN ENTERTAINMENT CORP.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
(Continued)
Note 8. Property and Equipment
As of September 30, 2021 and June 30, 2021, property and equipment consisted of the following:

	September 30, 2021	June 30, 2021
Land	$148,468	$150,750
Buildings	998,811	996,295
Equipment	408,051	405,835
Aircraft	38,090	38,090
Furniture and fixtures	38,299	40,660
Leasehold improvements	225,032	214,678
Construction in progress	1,284,278	1,145,297
	3,141,029	2,991,605
Less accumulated depreciation and amortization	(914,854)	(884,541)
	$2,226,175	$2,107,064
The increase in Construction in progress is primarily associated with the development and construction of MSG Sphere in Las Vegas. The property and equipment balances above include $122,469 and $106,990 of capital expenditure accruals (primarily related to MSG Sphere construction) as of September 30, 2021 and June 30, 2021, respectively, which are reflected in Other accrued liabilities in the accompanying consolidated balance sheets.
Depreciation and amortization expense on property and equipment was $25,120 and $24,661 for the three months ended September 30, 2021 and 2020, respectively.
For the three months ended September 30, 2021, Tao Group Hospitality recorded an impairment charge for leasehold improvements of $3,269 due to decisions made by management to cease operations at certain venues subsequent to Hakkasan acquisition date.
Note 9. Leases
The Company’s leases primarily consist of certain live-performance venues, entertainment dining and nightlife venues, corporate office space, storage and, to a lesser extent, office and other equipment. The Company determines whether an arrangement contains a lease at the inception of the arrangement. If a lease is determined to exist, the lease term is assessed based on the date when the underlying asset is made available by the lessor for the Company’s use. The Company’s assessment of the lease term reflects the non-cancellable term of the lease, inclusive of any rent-free periods and/or periods covered by early-termination options which the Company is reasonably certain not to exercise, as well as periods covered by renewal options which the Company is reasonably certain to exercise. The Company also determines lease classification as either operating or finance at lease commencement, which governs the pattern of expense recognition and the presentation reflected in the consolidated statements of operations and consolidated statements of cash flows over the lease term.
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

MADISON SQUARE GARDEN ENTERTAINMENT CORP.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
(Continued)
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
As of September 30, 2021, the Company’s existing operating leases, which are recorded on the accompanying financial statements, have remaining lease terms ranging from 0.5 years to 20.4 years. In certain instances, leases include options to renew, with varying option terms in each case. The exercise of lease renewal options is generally at the Company’s discretion and is considered in the Company’s assessment of the respective lease term. The Company’s lease agreements do not contain material residual value guarantees or material restrictive covenants.
The following table summarizes the ROU assets and lease liabilities recorded on the Company’s consolidated balance sheets as of September 30, 2021 and June 30, 2021:

	Line Item in the Company’s Consolidated Balance Sheet	September 30, 2021	June 30, 2021
Right-of-use assets:
Operating leases	Right-of-use lease assets	$413,463	$280,579
Lease liabilities:
Operating leases, current	Operating lease liabilities, current	$53,571	$73,423
Operating leases, noncurrent	Operating lease liabilities, noncurrent	396,569	233,556
Total lease liabilities		$450,140	$306,979
The following table summarizes the activity recorded within the Company’s consolidated statements of operations for the three months ended September 30, 2021 and 2020:

		Three Months Ended
	Line Item in the Company’s Consolidated Statement of Operations	September 30,
		2021	2020
Lease cost, operating leases	Direct operating expenses	$11,636	$6,407
Lease cost, operating leases	Selling, general and administrative expenses	6,421	6,493
Variable lease cost	Direct operating expenses	1,086	276
Variable lease cost	Selling, general and administrative expenses	14	23
Total lease cost		$19,157	$13,199
Supplemental Information
For the three months ended September 30, 2021 and 2020, cash paid for amounts included in the measurement of operating lease liabilities was $14,159 and $14,140, respectively. For the three months ended September 30, 2021, the Company recorded new operating lease liabilities of $167,070 arising from obtaining right-of-use lease assets for two locations including the renewal of the Radio City Music Hall lease as well as a venue associated with MSG Sphere, net of tenant incentives. In October 2021, the Company received approximately $7,500 of the aforementioned tenant incentives. For the three months ended September 30, 2020, the Company did not enter into new leases.

MADISON SQUARE GARDEN ENTERTAINMENT CORP.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
(Continued)
During the three months ended September 30, 2021, a non-cash impairment charge of $4,549 was recorded for the right-of-use lease assets associated with certain Hakkasan venues of Tao Group Hospitality due to decisions made by management to cease operations at certain venues subsequent to the Hakkasan acquisition date.
As of September 30, 2021, the weighted average remaining lease term for operating leases recorded on the accompanying consolidated balance sheet was 11.1 years. The weighted average discount rate was 6.71% as of September 30, 2021 and represented the Company’s estimated incremental borrowing rate, assuming a secured borrowing, based on the remaining lease term at the time of either (i) adoption of the standard, (ii) upon entering a new lease or (iii) the period in which the lease term expectation was modified.
Maturities of operating lease liabilities as of September 30, 2021 are as follows:

Fiscal Year 2022 (remainder)	$35,369
Fiscal Year 2023	80,695
Fiscal Year 2024	76,696
Fiscal Year 2025	50,857
Fiscal Year 2026	33,168
Thereafter	389,721
Total lease payments	666,506
Less imputed interest	216,366
Total lease liabilities	$450,140
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
The Arena License Agreements provide that license fees are not required to be paid by MSG Sports during periods when The Garden is unavailable for use due to a force majeure event. As a result of government-mandated suspension of events at The Garden beginning on March 13, 2020 due to the impact of the COVID-19 pandemic, The Garden was not available for use by MSG Sports from the effective date of the Arena License Agreements through the first quarter of Fiscal Year 2021, and, accordingly, the Company did not record any operating lease revenue for this arrangement during the first quarter of Fiscal Year 2021. Use of The Garden resumed for Knicks and Rangers home games without fans in December 2020 and January 2021, respectively, and was available at 10% seating capacity from mid-February through mid-May 2021 when it became available at 100% seating capacity. The Company recorded $1,328 of revenues under the Arena License Agreements for the three months ended September 30, 2021. In addition, the Company recorded related party sublease and third-party lease revenues of $988 and $748 for the three months ended September 30, 2021 and 2020, respectively.

MADISON SQUARE GARDEN ENTERTAINMENT CORP.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
(Continued)
Note 10. Goodwill and Intangible Assets
The carrying amount of goodwill as of September 30, 2021 and June 30, 2021 are as follows:

	Entertainment	MSG Networks	Tao Group Hospitality	Total
Balance as of June 30, 2021	$74,309	$424,508	$3,378	$502,195
Measurement period adjustment (a)	—	—	(2,014)	(2,014)
Balance as of September 30, 2021	$74,309	$424,508	$1,364	$500,181
_________________
(a)During the three months ended September 30, 2021, the Company recorded an adjustment to reflect a measurement period adjustment in connection with the acquisition of Hakkasan by Tao Group Hospitality. Upon the finalization of the closing statement during the first quarter of Fiscal Year 2022, the noncontrolling interest owned by Hakkasan Parent in Tao Group Sub-Holdings LLC was reduced from approximately 18% as initially estimated to approximately 15%. Such change resulted in a decrease in the Company’s redeemable noncontrolling interest of $7,500, a decrease in Goodwill of $480 as noted above, and a decrease in amortizable intangibles of approximately $7,020 related to trade names and venue management contracts. Additionally, the Company wrote-off a previously reported accrual of $1,534, which resulted in an additional decrease in Goodwill of $1,534. See Note 3 to the Company’s audited consolidated and combined financial statements and notes thereto for the year ended June 30, 2021 included in the Company’s Annual Report on Form 10-K regarding the details of the acquisition of Hakkasan.
During the first quarter of Fiscal Year 2022, the Company performed its annual impairment test of goodwill and determined that there were no impairments of goodwill identified as of the impairment test date.
The carrying amount of indefinite-lived intangible assets, all of which are within the Entertainment segment, as of September 30, 2021 and June 30, 2021 were as follows:

Trademarks	$61,881
Photographic related rights	1,920
Total	$63,801
During the first quarter of Fiscal Year 2022, the Company performed its annual impairment test of indefinite-lived intangible assets and determined that there were no impairments of indefinite-lived intangibles identified as of the impairment test date.

MADISON SQUARE GARDEN ENTERTAINMENT CORP.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
(Continued)
The Company’s intangible assets subject to amortization are as follows:

September 30, 2021	Gross	Accumulated Amortization	Net
Trade names	$113,269	$(26,906)	$86,363
Venue management contracts	85,616	(19,046)	66,570
Affiliate relationships	83,044	(57,086)	25,958
Non-compete agreements	9,000	(7,304)	1,696
Festival rights	8,080	(2,831)	5,249
Other intangibles	4,217	(3,884)	333
	$303,226	$(117,057)	$186,169

June 30, 2021	Gross	Accumulated Amortization	Net
Trade names	$121,000	$(25,605)	$95,395
Venue management contracts	85,700	(17,518)	68,182
Affiliate relationships	83,044	(56,221)	26,823
Non-compete agreements	9,000	(6,913)	2,087
Festival rights	8,080	(2,696)	5,384
Other intangibles	4,217	(3,814)	403
	$311,041	$(112,767)	$198,274
Amortization expense for intangible assets was $4,310 and $3,749 for the three months ended September 30, 2021 and 2020, respectively.
Note 11. Commitments and Contingencies
Commitments
See Note 12 to the Company’s audited consolidated and combined financial statements and notes thereto for the year ended June 30, 2021 included in the Company’s Annual Report on Form 10-K for details on the Company’s off-balance sheet commitments. The Company’s off-balance sheet commitments as of June 30, 2021 also included a total of $3,646,250 of contract obligations from the MSG Networks segment, as a result of the Merger, (primarily related to media rights agreements) as follows:

Fiscal Year 2022	$276,707
Fiscal Year 2023	273,370
Fiscal Year 2024	253,485
Fiscal Year 2025	246,013
Fiscal Year 2026	249,584
Thereafter	2,347,091
$3,646,250
During the three months ended September 30, 2021, the Company did not have any material changes in its contractual obligations other than activities in the ordinary course of business. See Note 13 for details of the principal repayments required under the Company’s various credit facilities, including the MSG Networks Senior Secured Credit Facilities, and Note 9 for details on the commitments under the Company’s lease obligations.

MADISON SQUARE GARDEN ENTERTAINMENT CORP.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
(Continued)
Legal Matters
Fifteen complaints were filed in connection with the Merger by purported stockholders of the Company and MSG Networks Inc.
Nine of these complaints involved allegations of materially incomplete and misleading information set forth in the joint proxy statement/prospectus filed by the Company and MSG Networks Inc. in connection with the Merger. As a result of supplemental disclosures made by the Company and MSG Networks Inc. on July 1, 2021, all of the disclosure actions were voluntarily dismissed with prejudice prior to or shortly following the consummation of the Merger.
On May 27, 2021, a complaint captioned Hollywood Firefighters’ Pension Fund et al. v. James Dolan, et al., 2021-0468-KSJM, was filed in the Court of Chancery of the State of Delaware by purported stockholders of the Company against the Company, its Board of Directors (the “Board”), certain Dolan family stockholders and MSG Networks Inc. The complaint purported to allege derivative claims on behalf of the Company and claims on behalf of a putative class of Company stockholders concerning the Merger. Plaintiffs alleged, among other things, that the Merger was a business combination with an interested stockholder that is not allowed under Section 203 of the Delaware General Corporation Law (the “DGCL”), that the Board members and majority stockholders violated their fiduciary duties in agreeing to the Merger, and that the disclosures relating to the Merger were misleading or incomplete. Plaintiffs sought, among other relief, declaratory and preliminary and permanent injunctive relief enjoining the stockholder vote and consummation of the Merger, and an award of damages in the event the transaction was consummated and plaintiffs’ attorneys’ fees. On June 15, 2021, plaintiffs filed a brief in support of their motion seeking a preliminary injunction enjoining the Company’s stockholder vote and consummation of the Merger, which the defendants opposed. The Court of Chancery denied the plaintiffs’ preliminary injunction motion on July 2, 2021.
On June 9, 2021, a complaint captioned Timothy Leisz v. MSG Networks Inc. et al., 2021-0504-KSJM, was filed in the Court of Chancery of the State of Delaware by a purported stockholder of MSG Networks Inc. against MSG Networks Inc., the MSG Networks Inc. board of directors, certain Dolan family stockholders and the Company. The complaint purported to allege claims on behalf of a putative class of MSG Networks Inc. stockholders concerning the Merger. The MSG Networks Inc. plaintiff alleged, among other things, that the Merger was a business combination with an interested stockholder that is not allowed under Section 203 of the DGCL, that the MSG Networks Inc. board members and majority stockholders violated their fiduciary duties in agreeing to the Merger, and that the disclosures relating to the merger were misleading or incomplete. Plaintiff sought, among other relief, declaratory and preliminary and permanent injunctive relief enjoining the stockholder vote and consummation of the Merger, and an award of damages in the event the transaction was consummated and plaintiff’s attorneys’ fees. On June 21, 2021, plaintiff filed a brief in support of his motion seeking a preliminary injunction enjoining the MSG Networks Inc. stockholder vote and consummation of the Merger, which defendants opposed. The Court of Chancery denied the plaintiff’s preliminary injunction motion on July 2, 2021.
On July 6, 2021, a complaint captioned Stevens et al. v. Dolan et al., 2021-0575, was filed in the Court of Chancery of the State of Delaware by purported stockholders of MSG Networks Inc. against the MSG Networks Inc. board of directors. The complaint purported to allege claims on behalf of a putative class of MSG Networks Inc. stockholders concerning the Merger. The plaintiffs alleged, among other things, that the MSG Networks Inc. board members and majority stockholders violated their fiduciary duties in agreeing to the Merger and that the disclosures relating to the merger were misleading or incomplete. Plaintiffs sought, among other relief, an order rescinding the merger and rescinding any severance paid to James Dolan in connection with the Merger, an award of damages in the event the transaction was consummated, and plaintiffs’ attorneys’ fees.
On July 6, 2021, a complaint captioned The City of Boca Raton Police and Firefighters’ Retirement System v. MSG Networks Inc., 2021-0578, was filed in the Court of Chancery of the State of Delaware by purported stockholders of MSG Networks Inc. against MSG Networks Inc. The complaint purported to seek to enforce plaintiff’s right to inspect certain of MSG Networks Inc.’s books and records under Section 220 of the DGCL. The complaint was voluntarily dismissed on August 10, 2021.
On August 11, 2021, a stockholder derivative complaint captioned City of Miramar Retirement Plan and Trust Fund for General Employees et al. v. Dolan et al., 2021-0692 was filed in the Court of Chancery of the State of Delaware by purported stockholders of the Company. The complaint purported to allege derivative claims on behalf of the Company and direct claims on behalf of a putative class of Company stockholders. Plaintiffs alleged that the Board and the Company’s majority stockholders violated their fiduciary duties by failing to protect the Company’s interest in connection with the Merger. Plaintiffs sought, among other relief, an award of damages to the purported class and Company including interest, and plaintiffs’ attorneys’ fees.

MADISON SQUARE GARDEN ENTERTAINMENT CORP.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
(Continued)
On August 31, 2021, a complaint captioned Murray v. Dolan et al., 2021-0748, was filed in the Court of Chancery of the State of Delaware by purported stockholders of MSG Networks Inc. against the MSG Networks Inc. board of directors. The complaint purported to allege claims on behalf of a putative class of MSG Networks stockholders concerning the Merger. Plaintiffs alleged, among other things, that the MSG Networks Inc. board members and majority stockholders violated their fiduciary duties in agreeing to the Merger and that the disclosures relating to the merger were misleading or incomplete. Plaintiffs sought, among other relief, an order rescinding the merger and rescinding any severance paid to James Dolan in connection with the Merger, an award of damages, and plaintiffs’ attorneys’ fees.
All of the above complaints have since either been dismissed or consolidated into one of two litigations.
On September 10, 2021, the Court of Chancery entered an order consolidating the complaints in the Hollywood Firefighters and City of Miramar actions. The new consolidated action is captioned: In re Madison Square Garden Entertainment Corp. Stockholders Litigation, C.A. 2021-0468-KSJM. The consolidated plaintiffs filed their Verified Consolidated Derivative Complaint on October 11, 2021. The complaint retains all of the derivative allegations for breach of fiduciary duties that were present in the Hollywood Firefighters and City of Miramar complaints and abandons the direct claims in those prior complaints. Plaintiffs seek, among other relief, an award of damages to the Company including interest, and plaintiffs’ attorneys’ fees.
On September 27, 2021, the Court of Chancery entered an order consolidating the complaints in the Leisz, Stevens, City of Boca Raton, and Murray complaints. The new consolidated action is captioned: In re MSG Networks Inc. Stockholder Class Action Litigation, C.A. 2021-0575-KSJM. The consolidated plaintiffs filed their Verified Consolidated Stockholder Class Action Complaint on October 29, 2021. The complaint asserts claims on behalf of a putative class of former MSG Networks Inc. stockholders against each member of the board of directors of MSG Networks Inc. prior to the Merger. Plaintiffs allege that the MSG Networks Inc. board of directors and majority stockholders breached their fiduciary duties in negotiating and approving the Merger. Plaintiffs seek, among other relief, monetary damages for the putative class and plaintiffs’ attorneys’ fees.
We are currently unable to determine a range of potential liability, if any, with respect to these Merger-related claims. Accordingly, no accrual for these matters has been made in our consolidated financial statements.
The Company is a defendant in various other lawsuits. Although the outcome of these other lawsuits cannot be predicted with certainty (including the extent of available insurance, if any), management does not believe that resolution of these other lawsuits will have a material adverse effect on the Company.
Note 12. Fair Value Measurements
The following table presents the Company’s assets that are measured at fair value within Level I of the fair value hierarchy on a recurring basis using observable inputs that reflect quoted prices for identical assets in active markets. These assets include (i) cash equivalents in money market accounts and time deposits, and (ii) equity investments with readily determinable fair value:

	Line Item on Consolidated Balance Sheet	September 30, 2021	June 30, 2021
Assets:
Money market accounts (a)	Cash and cash equivalents	$350,063	$586,219
Time deposits (a)	Cash and cash equivalents	816,042	775,510
Equity investments with readily determinable fair value (b)	Other assets	83,804	86,264
Total assets measured at fair value		$1,249,909	$1,447,993
_________________
(a)The carrying amount of the Company’s cash equivalents in money market accounts and time deposits approximate fair value due to their short-term maturities.
(b)See Note 7 for more information on the Company’s equity investments with readily determinable fair value in Townsquare and DraftKings.

MADISON SQUARE GARDEN ENTERTAINMENT CORP.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
(Continued)
In addition to the table above, the carrying value and fair value of the Company’s financial instruments reported in the accompanying consolidated balance sheets are as follows:

	September 30, 2021		June 30, 2021
	Carrying Value	Fair Value	Carrying Value	Fair Value
Liabilities
Current and non-current portion of long-term debt under the MSG Networks Term Loan Facility (a)	$1,035,375	$1,030,200	$1,047,750	$1,042,510
Current and non-current portion of long-term debt under the National Properties Term Loan Facility (a)	$645,125	$662,866	$646,750	$669,386
Current and non-current portion of long-term debt under the Tao Credit Facilities (a)	$27,500	$27,599	$43,750	$43,851
_________________
(a)On October 11, 2019, MSGN Holdings L.P., certain MSGN Holdings L.P. subsidiaries and certain MSG Networks Inc. subsidiaries entered into an amended and restated credit facility consisting of a $1,100,000 five-year term loan facility and a $250,000 five-year revolving credit facility. On May 23, 2019, Tao Group Intermediate Holdings LLC and Tao Group Operating LLC entered into a $40,000 five-year term loan facility and a $25,000 five-year term revolving facility. In November 2020, MSG National Properties and certain subsidiaries of the Company entered into the National Properties Term Loan Facility, providing a five-year $650,000 term loan facility. The Company’s long-term debt is classified within Level II of the fair value hierarchy as it is valued using quoted indices of similar securities for which the inputs are readily observable. See Note 13 for more information and outstanding balances on this long-term debt.
Note 13. Credit Facilities
MSG Networks Senior Secured Credit Facilities
On September 28, 2015, MSGN L.P, MSGN Eden, LLC, an indirect subsidiary of the Company (through the Merger) and the general partner of MSGN L.P., Regional MSGN Holdings LLC, an indirect subsidiary of the Company and the limited partner of MSGN L.P. (collectively with MSGN Eden, LLC, the “MSGN Holdings Entities”), and certain subsidiaries of MSGN L.P. entered into a credit agreement (the “MSGN Former Credit Agreement”) with a syndicate of lenders. The MSGN Former Credit Agreement provided MSGN L.P. with senior secured credit facilities that consisted of: (a) an initial $1,550,000 term loan facility and (b) a $250,000 revolving credit facility.
On October 11, 2019, MSGN L.P., the MSGN Holdings Entities and certain subsidiaries of MSGN L.P. amended and restated the MSGN Former Credit Agreement in its entirety (the “MSGN Credit Agreement”). The MSGN Credit Agreement provides MSGN L.P. with senior secured credit facilities (the “MSG Networks Senior Secured Credit Facilities”) consisting of: (i) an initial $1,100,000 term loan facility (the “MSGN Term Loan Facility”) and (ii) a $250,000 revolving credit facility (the “MSGN Revolving Credit Facility”), each with a term of five years. Proceeds from the MSGN Term Loan Facility were used by MSGN L.P. to repay outstanding indebtedness under the MSGN Former Credit Agreement. Up to $35,000 of the MSGN Revolving Credit Facility is available for the issuance of letters of credit. Subject to the satisfaction of certain conditions and limitations, the MSGN Credit Agreement allows for the addition of incremental term and/or revolving loan commitments and incremental term and/or revolving loans.
Borrowings under the MSGN Credit Agreement bear interest at a floating rate, which at the option of MSGN L.P. may be either (i) a base rate plus an additional rate ranging from 0.25% to 1.25% per annum (determined based on a total net leverage ratio) (the “MSGN Base Rate”), or (ii) a Eurodollar rate plus an additional rate ranging from 1.25% to 2.25% per annum (determined based on a total net leverage ratio) (the “MSGN Eurodollar Rate”). Upon a payment default in respect of principal, interest or other amounts due and payable under the MSGN Credit Agreement or related loan documents, default interest will accrue on all overdue amounts at an additional rate of 2.00% per annum. The MSGN Credit Agreement requires that MSGN L.P. pay a commitment fee ranging from 0.225% to 0.30% (determined based on a total net leverage ratio) in respect of the average daily unused commitments under the MSGN Revolving Credit Facility. MSGN L.P. will also be required to pay customary letter of

MADISON SQUARE GARDEN ENTERTAINMENT CORP.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
(Continued)
credit fees, as well as fronting fees, to banks that issue letters of credit. The interest rate on the MSGN Term Loan Facility as of September 30, 2021 was 1.58%.
The MSGN Credit Agreement generally requires the MSGN Holdings Entities and MSGN L.P. and its restricted subsidiaries on a consolidated basis to comply with a maximum total leverage ratio of 5.50:1.00, subject, at the option of MSGN L.P. to an upward adjustment to 6.00:1.00 during the continuance of certain events. In addition, the MSGN Credit Agreement requires a minimum interest coverage ratio of 2.00:1.00 for the MSGN Holdings Entities and MSGN L.P. and its restricted subsidiaries on a consolidated basis. All borrowings under the MSGN Credit Agreement are subject to the satisfaction of customary conditions, including absence of a default and accuracy of representations and warranties. As of September 30, 2021, the MSGN Holdings Entities and MSGN L.P. and its restricted subsidiaries on a consolidated basis were in compliance with the covenants. As of September 30, 2021, there were no letters of credit issued and outstanding under the MSGN Revolving Credit Facility. As of September 30, 2021, there was $1,035,375 outstanding under the MSGN Term Loan Facility, and no borrowings under the MSGN Revolving Credit Facility.
All obligations under the MSGN Credit Agreement are guaranteed by the MSGN Holdings Entities and MSGN L.P.’s existing and future direct and indirect domestic subsidiaries that are not designated as excluded subsidiaries or unrestricted subsidiaries (the “MSGN Subsidiary Guarantors,” and together with the MSGN Holdings Entities, the “MSGN Guarantors”). All obligations under the MSGN Credit Agreement, including the guarantees of those obligations, are secured by certain assets of MSGN L.P. and each MSGN Guarantor (collectively, “MSGN Collateral”), including, but not limited to, a pledge of the equity interests in MSGN L.P. held directly by the Holdings Entities and the equity interests in each MSGN Subsidiary Guarantor held directly or indirectly by MSGN L.P.
Subject to customary notice and minimum amount conditions, MSGN L.P. may voluntarily repay outstanding loans under the MSGN Credit Agreement at any time, in whole or in part, without premium or penalty (except for customary breakage costs with respect to Eurodollar loans). The MSGN Term Loan Facility amortizes quarterly in accordance with its terms beginning March 31, 2020 through September 30, 2024 with a final maturity date of October 11, 2024. MSGN L.P. is required to make mandatory prepayments in certain circumstances, including without limitation from the net cash proceeds of certain sales of assets (including MSGN Collateral) or casualty insurance and/or condemnation recoveries (subject to certain reinvestment, repair or replacement rights) and the incurrence of certain indebtedness, subject to certain exceptions.
In addition to the financial covenants discussed above, the MSGN Credit Agreement and the related security agreement contain certain customary representations and warranties, affirmative covenants, and events of default. The MSGN Credit Agreement contains certain restrictions on the ability of MSGN L.P. and its restricted subsidiaries to take certain actions as provided in (and subject to various exceptions and baskets set forth in) the MSGN Credit Agreement, including the following: (i) incurring additional indebtedness and contingent liabilities; (ii) creating liens on certain assets; (iii) making investments, loans or advances in or to other persons; (iv) paying dividends and distributions or repurchasing capital stock; (v) changing their lines of business; (vi) engaging in certain transactions with affiliates; (vii) amending specified material agreements; (viii) merging or consolidating; (ix) making certain dispositions; and (x) entering into agreements that restrict the granting of liens. The MSGN Holdings Entities are also subject to customary passive holding company covenants. The Merger did not result in a change of control or acceleration of debt payments under the MSGN Credit Agreement.
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

MADISON SQUARE GARDEN ENTERTAINMENT CORP.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
(Continued)
Subject to customary notice and minimum amount conditions, the Company may voluntarily repay outstanding loans under the National Properties Term Loan Facility at any time, in whole or in part (subject to customary breakage costs with respect to LIBOR loans) subject to a prepayment premium equal to (i) for the initial 18 month period following the facility’s effective date, 2.0% of the principal amount prepaid plus the amount of interest that would have been payable on such principal amount from the date of such prepayment through the end of such 18-month period, (ii) after the initial 18 month period but on or prior to the three year anniversary of the effective date, 2.0% of the principal amount prepaid, (iii) after the three year anniversary but on or prior to the four year anniversary of the effective date, 1.0% of the principal amount prepaid and (iv) after the 4th anniversary, 0%. The principal obligations under the National Properties Term Loan Facility are to be repaid in quarterly installments in an aggregate amount equal to 1.00% per annum (0.25% per quarter), with the balance due at the maturity of the facility. The National Properties Term Loan Facility will mature on November 12, 2025. Borrowings under the National Properties Term Loan Facility bear interest at a floating rate, which at the option of MSG National Properties may be either (i) a base rate plus a margin of 5.25% per annum or (ii) LIBOR, with a floor of 0.75%, plus a margin of 6.25% per annum. The interest rate on the National Properties Term Loan Facility as of September 30, 2021 was 7.00%. As of September 30, 2021, there was $645,125 outstanding under the National Properties Term Loan Facility.
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
The National Properties Term Loan Facility contains certain restrictions on the ability of MSG National Properties and its restricted subsidiaries to take certain actions as provided in (and subject to various exceptions and baskets set forth in) the National Properties Term Loan Facility, including the following: (i) incur additional indebtedness; (ii) create liens on certain assets; (iii) make investments, loans or advances in or to other persons; (iv) pay dividends and distributions or repurchase capital stock (which will restrict the ability of MSG National Properties to make cash distributions to the Company); (v) repay, redeem or repurchase certain indebtedness; (vi) change its lines of business; (vii) engage in certain transactions with affiliates; (viii) amend their respective organizational documents; (ix) merge or consolidate; and (x) make certain dispositions. As of September 30, 2021, MSG National Properties and its restricted subsidiaries were in compliance with the covenants of the National Properties Term Loan Facility.
Tao Credit Facilities
On May 23, 2019, Tao Group Intermediate Holdings LLC (“TAOIH” or “Intermediate Holdings”) and Tao Group Operating LLC (“TAOG” or “Senior Borrower”), entered into a credit agreement (the “Tao Senior Credit Agreement”) with JPMorgan Chase Bank, N.A., as administrative agent, collateral agent and a letter of credit issuer, and the lenders party thereto. Together the Tao Senior Credit Agreement and a $49,000 intercompany subordinated credit agreement that matures in August 2024 (the “Tao Subordinated Credit Agreement”) between a subsidiary of the Company and Tao Group Sub-Holdings LLC, a subsidiary of Tao Group Hospitality, replaced the Senior Borrower’s prior credit agreement dated January 31, 2017 (“2017 Tao Credit Agreement”). On June 15, 2020, the Company entered into the second amendment to the Tao Subordinated Credit Agreement, which provided an additional $22,000 of intercompany loan borrowing availability under the Tao Subordinated Credit Agreement. The net intercompany loan outstanding balance under the Tao Subordinated Credit Agreement, as amended, was $63,000 as of September 30, 2021. The balances and interest-related activities pertaining to the Tao Subordinated Credit Agreement, as amended, have been eliminated in the consolidated financial statements in accordance with ASC Topic 810, Consolidation.

MADISON SQUARE GARDEN ENTERTAINMENT CORP.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
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
The Tao Senior Credit Agreement requires TAOIH to comply with a maximum total leverage ratio of 4.00:1.00 and a maximum senior leverage ratio of 3.00:1.00 from the closing date until December 31, 2021 and a maximum total leverage ratio of 3.50:1.00 and a maximum senior leverage ratio of 2.50:1.00 from and after December 31, 2021. In addition, there is a minimum fixed charge coverage ratio of 1.25:1.00 for TAOIH. On August 6, 2020, TAOG and TAOIH entered into an amendment to the Tao Senior Credit Agreement, which suspended the application of the financial maintenance covenants thereunder, modified certain restrictive covenants therein through December 31, 2021, modified the applicable interest rates and increased the minimum liquidity requirement for the outstanding balance of $33,750 under the Tao Term Loan Facility and for the $25,000 availability under the Tao Revolving Credit Facility. In addition, in connection with the amendment, the Company, through its direct wholly owned subsidiary, MSG Entertainment Group, entered into a guarantee and reserve account agreement (i) to guarantee the obligations of TAOG under the Tao Senior Credit Agreement, (ii) to establish and grant a security interest in a reserve account that initially held a deposit of approximately $9,800 and (iii) with a covenant to maintain a minimum liquidity requirement of no less than $75,000 at all times. The balance held in the reserve account was approximately $3,200 as of September 30, 2021. As of September 30, 2021, TAOG, TAOIH and the restricted subsidiaries were in compliance with the covenants of the Tao Senior Credit Agreement.
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
Borrowings under the Tao Senior Credit Agreement bear interest at a floating rate, which at the option of the Senior Borrower may be either (a) a base rate plus an additional rate ranging from 1.50% to 2.50% per annum (determined based on a total leverage ratio) (the “Tao Base Rate”), or (b) a Eurocurrency rate plus an additional rate ranging from 2.50% to 3.50% per annum (determined based on a total leverage ratio) (the “Tao Eurocurrency Rate”), provided that through December 31, 2021, the additional rate used in calculating the floating rate is (i) 1.50% per annum for borrowings bearing the Tao Base Rate, and (ii) 2.50% per annum for borrowings bearing the Eurocurrency Rate. The Tao Senior Credit Agreement requires TAOG to pay a commitment fee of 0.50% in respect of the daily unused commitments under the Tao Revolving Credit Facility. TAOG is also required to pay customary letter of credit fees, as well as fronting fees, to banks that issue letters of credit pursuant to the Tao Senior Credit Agreement. The interest rate on the Tao Senior Credit Agreement as of September 30, 2021 was 2.59%. There was no borrowing outstanding under the Tao Revolving Credit Facility as of September 30, 2021. Tao Group Hospitality utilized $750 of the Tao Revolving Credit Facility for issuance of letters of credit and the remaining borrowing available as of September 30, 2021 was $24,250. As of September 30, 2021, there was $27,500 outstanding under the Tao Term Loan Facility.
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

MADISON SQUARE GARDEN ENTERTAINMENT CORP.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
(Continued)
Subject to customary notice and minimum amount conditions, TAOG may voluntarily repay outstanding loans under the Tao Senior Credit Agreement at any time, in whole or in part, without premium or penalty (except for customary breakage costs with respect to Eurocurrency loans). The initial Tao Term Loan Facility amortizes quarterly in accordance with its terms from June 30, 2019 through March 31, 2024 with a final maturity date on May 23, 2024. TAOG is required to make mandatory prepayments of the Tao Term Loan Facility from the net cash proceeds of certain sales of assets (including Tao Collateral) or casualty insurance and/or condemnation recoveries (in each case, subject to certain reinvestment, repair or replacement rights) and the incurrence of certain indebtedness, subject to certain exceptions.
Principal Repayments
Long-term debt maturities over the next five years for the outstanding balance under the MSG Networks Senior Secured Credit Facilities, National Properties Term Loan Facility and Tao Credit Facilities as of September 30, 2021 were:

	MSG Networks Senior Secured Credit Facilities	National Properties Term Loan Facility	Tao Credit Facilities	Total
Fiscal Year 2022 (remainder)	$37,125	4,875	$5,000	$47,000
Fiscal Year 2023	66,000	6,500	10,000	82,500
Fiscal Year 2024	82,500	6,500	12,500	101,500
Fiscal Year 2025	849,750	6,500	—	856,250
Fiscal Year 2026	—	620,750	—	620,750
Thereafter	—	—	—	—
	$1,035,375	$645,125	$27,500	$1,708,000
The following table summarizes the outstanding balances under the MSG Networks Senior Secured Credit Facilities, National Properties Term Loan Facility and Tao Credit Facilities as well as the related deferred financing costs in the accompanying consolidated balance sheets as of September 30, 2021 and June 30, 2021:

	September 30, 2021			June 30, 2021
	Principal	Unamortized Deferred Financing Costs	Net (a)	Principal	Unamortized Deferred Financing Costs	Net (a)
Current portion
MSG Networks Senior Secured Credit Facilities	$49,500	$(1,250)	$48,250	$49,500	$(1,255)	$48,245
National Properties Term Loan Facility	6,500	(6,783)	(283)	6,500	(6,783)	(283)
Tao Credit Facilities	7,500	(239)	7,261	6,250	(239)	6,011
Current portion of long-term debt, net of deferred financing costs (a)	$63,500	$(8,272)	$55,228	$62,250	$(8,277)	$53,973

MADISON SQUARE GARDEN ENTERTAINMENT CORP.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
(Continued)

	September 30, 2021			June 30, 2021
	Principal	Unamortized Deferred Financing Costs	Net (a)	Principal	Unamortized Deferred Financing Costs	Net (a)
Noncurrent portion
MSG Networks Senior Secured Credit Facilities	$985,875	$(2,405)	$983,470	$998,250	$(2,715)	$995,535
National Properties Term Loan Facility	638,625	(21,123)	617,502	640,250	(22,819)	617,431
Tao Credit Facilities	20,000	(416)	19,584	22,500	(475)	22,025
Tao Revolving Credit Facility (b)	—	—	—	15,000	—	15,000
Long-term debt, net of deferred financing costs	$1,644,500	$(23,944)	$1,620,556	$1,676,000	$(26,009)	$1,649,991
_________________
(a)In addition to the outstanding balance associated with the MSG Networks Senior Secured Credit Facilities, the Tao Term Loan Facility, the Tao Revolving Credit Facility and the National Properties Term Loan Facility disclosed above, the Company’s long-term debt, net of deferred financing costs in the accompanying consolidated balance sheets of $1,621,194 and $1,650,628 September 30, 2021 and June 30, 2021, respectively, also includes $637 related to a note with respect to a loan received by BCE from its noncontrolling interest holder.
(b)Unamortized deferred financing costs associated with MSGN Revolving Credit Facility and Tao Revolving Credit Facility are presented under the captions Other current assets and Other assets in the accompanying consolidated balance sheets.
Supplemental cash flows information
During the three months ended September 30, 2021 and 2020, interest payments and loan principal repayments made by the Company under the MSG Networks Senior Secured Credit Facilities, National Properties Term Loan Facility, and Tao Senior Credit Agreement for term loan and revolving credit facilities were as follows:

	Interest Payments		Loan Principal Repayments
	Three Months Ended		Three Months Ended
	September 30, 2021	September 30, 2020	September 30, 2021	September 30, 2020
MSG Networks Senior Secured Credit Facilities	$4,427	$4,782	$12,375	$6,875
National Properties Term Loan Facility	11,585	—	1,625	—
Tao Credit Facilities	241	334	16,250	1,250
	$16,253	$5,116	$30,250	$8,125

MADISON SQUARE GARDEN ENTERTAINMENT CORP.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
(Continued)
Note 14. Pension Plans and Other Postretirement Benefit Plan
See Note 14 to the Company’s audited consolidated and combined financial statements and notes thereto for the year ended June 30, 2021 included in the Company’s Annual Report on Form 10-K for more information regarding the Company’s defined benefit pension plans (“MSGE Pension Plans”), postretirement benefit plan (“MSGE Postretirement Plan”), The Madison Square Garden 401(k) Savings Plan and the MSG Sports & Entertainment, LLC Excess Savings Plan (collectively, the “Savings Plans”), and The Madison Square Garden 401(k) Union Plan (the “Union Savings Plan”).
Through the Merger, the Company also sponsors (i) a non-contributory, qualified defined benefit pension plan covering certain of its union employees, (ii) an unfunded non-contributory, non-qualified frozen excess cash balance plan covering certain employees who participated in an underlying qualified plan, and (iii) an unfunded noncontributory, non-qualified frozen defined benefit pension plan for the benefit of certain employees who participated in an underlying qualified plan (collectively the “MSGN Pension Plans”, and together with MSGE Pension Plans, the “Pension Plans”). MSG Networks also sponsors a contributory welfare plan which provides certain postretirement healthcare benefits to certain employees hired prior to January 1, 2001 (the “MSGN Postretirement Plan”, and together with MSGE Postretirement Plan, the “Postretirement Plans”).
Defined Benefit Pension Plans and Postretirement Benefit Plan
The following tables present components of net periodic benefit cost for the Pension Plans and Postretirement Plans included in the accompanying consolidated statements of operations for the three months ended September 30, 2021 and 2020. Service cost is recognized in direct operating expenses and selling, general and administrative expenses. All other components of net periodic benefit cost are reported in miscellaneous expense, net.

	Pension Plans		Postretirement Plans
	Three Months Ended		Three Months Ended
	September 30,		September 30,
	2021	2020	2021	2020
Service cost	$118	$121	$16	$22
Interest cost	1,190	1,102	20	19
Expected return on plan assets	(1,719)	(1,509)	—	—
Recognized actuarial loss	501	458	9	—
Net periodic (benefit) cost	$90	$172	$45	$41

Defined Contribution Pension Plans
For the three months ended September 30, 2021 and 2020, expenses related to the Savings Plans and Union Savings Plan included in the accompanying consolidated statements of operations are as follows:

Savings Plans		Union Savings Plan
Three Months Ended		Three Months Ended
September 30,		September 30,
2021	2020	2021	2020
$2,019	$1,405	$14	$9

MADISON SQUARE GARDEN ENTERTAINMENT CORP.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
(Continued)
Note 15. Share-based Compensation
See Note 15 to the Company’s audited consolidated and combined financial statements and notes thereto for the year ended June 30, 2021 included in the Company’s Annual Report on Form 10-K for more information regarding MSG Sports equity award programs (the “MSG Sports Stock Plans”) and MSG Entertainment equity award programs. Prior to the Merger, share-based compensation awards were also granted under the MSG Networks Inc. 2010 Employee Stock Plan, as amended, and the MSG Networks Inc. 2010 Stock Plan for Non-Employee Directors (collectively, “MSGN Equity Incentive Plans”). Upon exercise of stock options or vesting of time-based restricted stock units and performance condition based restricted stock units, collectively referred to as “RSUs,” under MSGN Equity Incentive Plans, shares were either issued from MSG Networks Inc.’s unissued reserved stock or from treasury stock.
At the Effective Time, each RSU for MSG Networks Inc.’s common stock was converted into 0.172 RSUs for the Company’s Class A Common Stock and each outstanding stock option for MSG Networks Inc.’s common stock was converted into 0.172 options for Class A Common Stock. The exercise price of stock options was adjusted by dividing the exercise price of the MSG Networks Inc.’s stock options by 0.172 (rounded up to the nearest whole cent). All outstanding performance-based vesting RSU or stock option awards for which the performance period had not been completed were converted into time-based (nonperformance based) vesting RSUs or stock option awards, respectively, based on the 100% target number of shares included in the terms of the original award (“Performance Award Conversion”).
Share-based compensation expense was $19,528 and $16,156 for the three months ended September 30, 2021 and 2020, respectively. In addition, capitalized share-based compensation expense was $751 and $866 for the three months ended September 30, 2021 and 2020, respectively.
RSUs and stock options information is presented herein as if the Company and MSG Networks Inc. had been combined for all periods presented, unless otherwise noted.
Restricted Stock Units Award Activity
The following table summarizes activity related to holders (including (i) Company employees and (ii) MSG Sports employees that received share-based awards prior to the Entertainment Distribution) of the Company’s RSUs for the three months ended September 30, 2021:

	Number of		Weighted-Average Fair Value Per Share at Date of Grant
	Nonperformance Based Vesting RSUs (In Thousands)	Performance Based Vesting RSUs (In Thousands)
Unvested award balance, June 30, 2021	683	701	$76.15
Granted	445	422	$79.07
Performance Award Conversion	223	(223)	$82.63
Vested	(326)	(77)	$87.67
Forfeited	(1)	(4)	$75.47
Unvested award balance, September 30, 2021	1,024	819	$75.01
The fair value of RSUs that vested during the three months ended September 30, 2021 was $32,213. Upon delivery, RSUs granted under the Employee Stock Plan were net share-settled to cover the required statutory tax withholding obligations. To fulfill the employees’ required statutory tax withholding obligations for the applicable income and other employment taxes, 189 of these RSUs, with an aggregate value of $15,189, were retained by the Company during the three months ended September 30, 2021, of which 6 of these RSUs, with an aggregate value of $477, related to MSG Sports employees.

MADISON SQUARE GARDEN ENTERTAINMENT CORP.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
(Continued)
Stock Options Award Activity
Compensation expense for the Company’s existing stock options is determined based on the grant date fair value of the award calculated using the Black-Scholes options-pricing model. Stock options generally vest over a three years’ service period and expire 7.5 to 10 years from the date of grant.
The following table summarizes activity related to the Company’s stock options held by employees for the three months ended September 30, 2021:

	Number of Time Vesting Options (In Thousands)	Number of Performance Based Vesting Options (In Thousands)	Weighted-Average Exercise Price Per Share	Weighted-Average Remaining Contractual Term (In Years)	Aggregate Intrinsic Value (In Thousands)
Balance as of June 30, 2021	409	315	$103.88
Performance Award Conversion	315	(315)	$109.76
Balance as of September 30, 2021	724	—	$103.88	4.21	$780
Exercisable as of September 30, 2021	597	—	$108.29	3.95	$780
Note 16. Accumulated Other Comprehensive Loss
The following table details the components of accumulated other comprehensive loss:

	Three Months Ended September 30, 2021
	Pension Plans and Postretirement Plan	Cumulative Translation Adjustments	Accumulated Other Comprehensive Loss
Balance as of June 30, 2021	$(45,425)	$15,153	$(30,272)
Other comprehensive income (loss) before reclassifications	—	(6,418)	(6,418)
Amounts reclassified from accumulated other comprehensive loss (a)	510	—	510
Income tax benefit (expense)	(94)	1,214	1,120
Other comprehensive income (loss)	416	(5,204)	(4,788)
Balance as of September 30, 2021	$(45,009)	$9,949	$(35,060)

MADISON SQUARE GARDEN ENTERTAINMENT CORP.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
(Continued)

	Three Months Ended September 30, 2020
	Pension Plans and Postretirement Plan	Cumulative Translation Adjustments	Accumulated Other Comprehensive Loss
Balance as of June 30, 2020	$(38,767)	$(10,225)	$(48,992)
Other comprehensive income before reclassifications	—	13,951	13,951
Amounts reclassified from accumulated other comprehensive loss (a)	478	—	478
Income tax expense	(163)	(2,569)	(2,732)
Other comprehensive income	315	11,382	11,697
Balance as of September 30, 2020	$(38,452)	$1,157	$(37,295)

_____________
(a)Amounts reclassified from accumulated other comprehensive loss represent the amortization of net actuarial loss and net unrecognized prior service credit included in net periodic benefit cost, which is reflected under Miscellaneous income (expense), net in the accompanying consolidated statements of operations.

Note 17. Income Taxes
For the periods prior to the Entertainment Distribution, the Company filed consolidated income tax returns with MSG Sports. The income tax provision included in these periods has been calculated using the separate return basis, as if the Company filed a separate tax return. In addition, although the Company and MSG Networks did not file consolidated returns for periods prior to the Merger, income tax expense or benefit and deferred tax assets and liabilities have been presented on a combined basis for all historical periods, as described in Note 1.
Income tax benefit for the three months ended September 30, 2021 of $20,615 differs from income tax benefit derived from applying the statutory federal rate of 21% to the pretax loss primarily due to (i) tax expense of $9,823 to write off the deferred tax for certain transaction costs associated with the Merger and (ii) tax expense of $2,859 related to nondeductible officers’ compensation, partially offset by (i) state income tax benefit of $9,131 and (ii) tax benefit of $1,711 resulting from a change in the estimated applicable tax rate used to measure deferred taxes.
Income tax expense for the three months ended September 30, 2020 of $9,392 differs from income tax benefits derived from applying the statutory federal rate of 21% to the pretax loss primarily due to (i) tax expense of $6,746 resulting from a change in the estimated applicable tax rate used to measure deferred taxes, (ii) tax expense of $7,586 resulting from an increase in the valuation allowance, (iii) tax expense of $1,456 related to nondeductible officers’ compensation, and (iv) tax expense of $949 related noncontrolling interests, partially offset by state income tax benefit of $1,771.
In assessing the realizability of deferred tax assets, management considers whether it is more likely than not that some portion of all of the deferred tax asset will not be realized. As of September 30, 2021, based on current facts and circumstances, management believes that it is more likely than not that the Company will not realize the benefit for a portion of its deferred tax asset. Accordingly, a partial valuation allowance has been recorded as of September 30, 2021. The Company will continue to assess the realizability of its deferred tax assets on a quarterly basis.
During the three months ended September 30, 2021 the Company received income tax refunds, net of payments, of $(9,143). During the three months ended September 30, 2020, the Company made income tax payments of $23,960.

MADISON SQUARE GARDEN ENTERTAINMENT CORP.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
(Continued)
Note 18. Related Party Transactions
As of September 30, 2021, members of the Dolan family including trusts for members of the Dolan family (collectively, the “Dolan Family Group”), for purposes of Section 13(d) of the Securities Exchange Act of 1934, as amended, collectively beneficially owned 100% of the Company’s outstanding Class B Common Stock and approximately 5.0% of the Company’s outstanding Class A Common Stock (inclusive of options exercisable within 60 days of the date hereof). Such shares of the Company’s Class A Common Stock and Class B Common Stock, collectively, represent approximately 72.6% of the aggregate voting power of the Company’s outstanding common stock. Members of the Dolan family are also the controlling stockholders of MSG Sports and AMC Networks Inc. (“AMC Networks”).
Current Related Party Arrangements
The Company is party to the following agreements and/or arrangements with MSG Sports:
•Media rights agreements with MSG Sports pursuant to which the Company has the exclusive media rights to Knicks and Rangers games in their local markets.
•Sponsorship sales and service representation agreements pursuant to which the Company has the exclusive right and obligation to sell MSG Sports’ sponsorships for an initial stated term of ten years for a commission;
•A team sponsorship allocation agreement, pursuant to which MSG Sports continues receiving an allocation of sponsorship and signage revenues associated with the sponsorship agreements that existed at the Entertainment Distribution Date;
•Arena License Agreements pursuant to which the Company (i) provides MSG Sports the right to use The Garden for games of the Knicks and Rangers for a 35-year term in exchange for venue license fees, (ii) shares revenues collected for suite licenses, (iii) operates and manages the sale of the sports teams merchandise at The Garden for a commission, (iv) operates and manages the sale of food and beverage sales and catering services during the Knicks and Rangers games for a portion of net profits (as defined under the Arena License Agreements), (v) provides day of game services that were historically provided prior to the Entertainment Distribution, and (vi) provides other general services within The Garden;
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
Further, the Company shares certain executive support costs, including office space, executive assistants, security and transportation costs, for (i) the Company’s Executive Chairman and Chief Executive Officer and the Company’s President with MSG Sports and (ii) the Company’s Vice Chairman with MSG Sports and AMC Networks.

MADISON SQUARE GARDEN ENTERTAINMENT CORP.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
(Continued)
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
The Company and each of MSG Sports and AMC Networks are party to certain aircraft time sharing agreements, pursuant to which the Company has agreed from time to time to make aircraft available to MSG Sports and/or AMC Networks for lease on a “time sharing” basis. Additionally, the Company, MSG Sports and AMC Networks have agreed on an allocation of the costs of certain aircraft and helicopter use by their shared executives.
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
As of September 30, 2021 and June 30, 2021, BCE had $637 of notes payable with respect to a loan received by BCE from its noncontrolling interest holder. See Note 13 for further information.
The Company has also entered into certain commercial agreements with its equity method investment nonconsolidated affiliates in connection with MSG Sphere. For the three months ended September 30, 2021 and 2020, the Company recorded $8,677 and $13,077, respectively, of capital expenditures in connection with services provided to the Company under these agreements. As of September 30, 2021 and June 30, 2021, accrued capital expenditures associated with related parties were $9,824 and $6,921, respectively, and are reported under other accrued liabilities in the accompanying consolidated balance sheets.

MADISON SQUARE GARDEN ENTERTAINMENT CORP.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
(Continued)
Revenues and Operating Expenses (Credits)
The following table summarizes the composition and amounts of the transactions with the Company’s affiliates. These amounts are reflected in revenues and operating expenses in the accompanying consolidated statements of operations for the three months ended September 30, 2021 and 2020:

	Three Months Ended September 30,
	2021	2020
Revenues	$4,187	$2,823
Operating expenses (credits):
Direct operating — media rights fees	$40,445	$39,541
Direct operating — revenue sharing expenses	854	81
Direct operating — reimbursement under Arena License Arrangement	(340)	(890)
Direct operating and general and administrative — net credits with MSG Sports	(9,216)	(10,180)
Direct operating — origination, master control and technical services	1,208	1,184
Other operating expenses, net	2,122	133
Revenues
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
The Arena License Agreements provide that license fees are not required to be paid by MSG Sports during periods when The Garden is unavailable for use due to a force majeure event. As a result of government-mandated suspension of events at The Garden beginning on March 13, 2020 due to the impact of the COVID-19 pandemic, The Garden was not available for use by MSG Sports from the effective date of the Arena License Agreements through the first quarter of Fiscal Year 2021 and, accordingly, the Company did not record any operating lease revenue for this arrangement during the first quarter of Fiscal Year 2021. The Company recorded $1,328 of revenues under the Arena License Agreements for the three months ended September 30, 2021.
In addition to the Arena License Agreements discussed above, the Company’s revenues from related parties also included revenue from sponsorship sales and service representation agreements with MSG Sports of $2,348 and $2,204 during the three months ended September 30, 2021 and 2020, respectively. The Company also earned $611 and $619 of sublease revenue from related parties during the three months ended September 30, 2021 and 2020, respectively. These related party revenues were partially offset by approximately $124 of merchandise revenue sharing with MSG Sports during the three months ended September 30, 2021.
Media Rights Fees
The media rights agreements with MSG Sports, effective as of July 1, 2015, provide the MSG Networks segment with the exclusive media rights to Knicks and Rangers games in their local markets.
Revenue Sharing Expenses
In connection with the Entertainment Distribution, revenue sharing expenses include MSG Sports’ share of the Company’s suite license arrangements and certain venue signage agreements entered into by the Company, as well as profit sharing expenses related to in-venue food and beverage sales in connection with the Arena License Agreements.

MADISON SQUARE GARDEN ENTERTAINMENT CORP.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
(Continued)
Corporate General and Administrative Expenses, net — MSG Sports
The Company’s corporate overhead expenses that are charged to MSG Sports are primarily related to centralized functions, including information technology, accounting, accounts payable, payroll, tax, legal, human resources, insurance and risk management, investor relations, corporate communications, benefit plan administration and reporting, and internal audit.
For the three months ended September 30, 2021 and 2020, direct operating and general and administrative expenses, net – MSG Sports on the table above primarily reflect charges from the Company to MSG Sports pursuant to the TSA of $9,216 and $10,179, respectively.
Direct operating — origination, master control and technical services
AMC Networks provides certain origination, master control, and technical services to the MSG Networks segment.
Other Operating Expenses, net
The Company and its related parties enter into transactions with each other in the ordinary course of business. Amounts charged to the Company for other transactions with its related parties are net of amounts charged by the Company to the Knickerbocker Group, LLC, an entity owned by James L. Dolan, the Executive Chairman, Chief Executive Officer and a director of the Company, for office space and the cost of certain technology services. In addition, other operating expenses include net charges relating to (i) reciprocal aircraft arrangements between the Company and each of Q2C and CFD, (ii) time sharing and/or dry lease agreements with MSG Sports, AMC Networks and Brighid Air and (iii) commission under the group ticket sales representation agreement with MSG Sports.
Note 19. Segment Information
The Company is comprised of three reportable segments: Entertainment, MSG Networks and Tao Group Hospitality. In determining its reportable segments, the Company assessed the guidance of ASC 280-10-50-1, which provides the definition of a reportable segment. In accordance with the FASB’s guidance, the Company takes into account whether two or more operating segments can be aggregated together as one reportable segment as well as the type of discrete financial information that is available and regularly reviewed by its CODM. The Company has evaluated this guidance and determined that there are three reportable segments. In addition, the Company incurs non-capitalizable content development and technology costs associated with the Company’s MSG Sphere initiative, which are reported in “Entertainment.” In addition to event-related operating expenses, Entertainment also includes other expenses such as (a) corporate and supporting department operating costs that are attributable to MSG Sphere development and (b) non-event related operating expenses for the Company’s venues such as (i) rent for the Company’s leased venues, (ii) real estate taxes, (iii) insurance, (iv) utilities, (v) repairs and maintenance, (vi) labor related to the overall management of the venues, and (vii) depreciation and amortization expense related to the Company’s performance venues and certain corporate property, equipment and leasehold improvements. Additionally, the Company does not allocate any purchase accounting adjustments related to business acquisitions to the reporting segments.
The Company evaluates segment performance based on several factors, of which the key financial measure is operating income (loss) before (i) adjustments to remove the impact of non-cash straight-line leasing revenue associated with the Arena License Agreements with MSG Sports, (ii) depreciation, amortization and impairments of property and equipment, goodwill and intangible assets, (iii) amortization for capitalized cloud computing arrangement costs, (iv) share-based compensation expense or benefit, (v) restructuring charges or credits, (vi) merger and acquisition-related costs and (vii) gains or losses on sales or dispositions of businesses and associated settlements, which is referred to as adjusted operating income (loss), a non-GAAP measure. In addition to excluding the impact of the items discussed above, the impact of purchase accounting adjustments related to business acquisitions is also excluded in evaluating the Company’s consolidated adjusted operating income (loss). Because it is based upon operating income (loss), adjusted operating income (loss) also excludes interest expense (including cash interest expense) and other non-operating income and expense items. Management believes that the exclusion of share-based compensation expense or benefit allows investors to better track the performance of the various operating units of the Company’s business without regard to the settlement of an obligation that is not expected to be made in cash. In addition, the Company believes that given the length of the Arena License Agreements and resulting magnitude of the difference in leasing revenue recognized and cash revenue received, the exclusion of non-cash leasing revenue provides investors with a clearer picture of the Company's operating performance. We eliminate merger and acquisition-related costs because the Company does not consider such costs to be indicative of the ongoing operating performance of the Company as they result from an event that is of a non-recurring nature, thereby enhancing comparability.

MADISON SQUARE GARDEN ENTERTAINMENT CORP.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
(Continued)
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

MADISON SQUARE GARDEN ENTERTAINMENT CORP.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
(Continued)
Information as to the operations of the Company’s reportable segments is set forth below.

		Three Months Ended September 30, 2021
		Entertainment	MSG Networks	Tao Group Hospitality	Purchase accounting adjustments	Inter-segment eliminations	Total
Revenues		$34,239	$141,473	$119,464	$—	$(666)	$294,510
Direct operating expenses		36,302	68,423	61,093	85	(142)	165,761
Selling, general and administrative expenses		92,962	47,975	34,094	—	(192)	174,839
Depreciation and amortization		19,656	1,797	6,378	1,599	—	29,430
Impairment of long-lived assets		—	—	7,818	—	—	7,818
Operating income (loss)		$(114,681)	$23,278	$10,081	$(1,684)	$(332)	$(83,338)
Loss in equity method investments							(1,207)
Interest income							775
Interest expense							(18,574)
Miscellaneous expense, net	(a)						(2,547)
Loss from operations before income taxes							$(104,891)
Reconciliation of operating loss to adjusted operating income:
Operating income (loss)		$(114,681)	$23,278	$10,081	$(1,684)	$(332)	$(83,338)
Add back:
Non-cash portion of arena license fees from MSG Sports		(543)	—	—	—	—	(543)
Share-based compensation		10,143	7,474	1,911	—	—	19,528
Depreciation and amortization		19,656	1,797	6,378	1,599	—	29,430
Amortization for capitalized cloud computing arrangement costs		41	44	—	—	—	85
Merger and acquisition related costs		13,992	23,200	—	—	—	37,192
Impairment of long-lived assets		—	—	7,818	—	—	7,818
Other purchase accounting adjustments		—	—	—	85	—	85
Adjusted operating income (loss)		$(71,392)	$55,793	$26,188	$—	$(332)	$10,257
Other information:
Capital expenditures		$133,538	$1,449	$2,284	$—	$—	$137,271

MADISON SQUARE GARDEN ENTERTAINMENT CORP.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
(Continued)

		Three Months Ended September 30, 2020
		Entertainment	MSG Networks	Tao Group Hospitality	Purchase accounting adjustments	Inter-segment eliminations	Total
Revenues		$7,555	$157,363	$7,221	$—	$(1,593)	$170,546
Direct operating expenses		23,615	65,072	9,828	924	(208)	99,231
Selling, general and administrative expenses		52,650	22,527	7,603	—	(1,123)	81,657
Depreciation and amortization		22,014	1,828	1,046	3,522	—	28,410
Restructuring charges		19,927	—	—	—	—	19,927
Operating income (loss)		$(110,651)	$67,936	$(11,256)	$(4,446)	$(262)	$(58,679)
Loss in equity method investments							(1,696)
Interest income							772
Interest expense							(5,628)
Miscellaneous income, net	(a)						34,017
Loss from operations before income taxes							$(31,214)
Reconciliation of operating loss to adjusted operating loss:
Operating income (loss)		$(110,651)	$67,936	$(11,256)	$(4,446)	$(262)	$(58,679)
Add back:
Share-based compensation		10,433	4,627	1,096	—	—	16,156
Depreciation and amortization		22,014	1,828	1,046	3,522	—	28,410
Restructuring charges		19,927	—	—	—	—	19,927
Other purchase accounting adjustments		—	—	—	924	—	924
Adjusted operating income (loss)		$(58,277)	$74,391	$(9,114)	$—	$(262)	$6,738
Other information:
Capital expenditures		$111,399	$1,741	$659	$—	$—	$113,799

_________________
(a)Miscellaneous income (expense), net includes the following:

	Three Months Ended
	September 30,
	2021	2020
Unrealized gain (loss) on equity investments with readily determinable fair value, see Note 7 for further details.	$(2,460)	$33,658
Non-service cost components of net periodic pension and postretirement benefit costs	(8)	(91)
Others, net	(79)	450
Total	$(2,547)	$34,017

MADISON SQUARE GARDEN ENTERTAINMENT CORP.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
(Continued)

Concentration of Risk
Substantially all revenues and assets of the Company’s reportable segments are attributed to or located in the United States. A majority of the Company’s revenue and assets are concentrated in the New York City metropolitan area.
Accounts receivable, net on the accompanying consolidated balance sheets as of September 30, 2021 and June 30, 2021 include amounts due from the following individual customers, all derived from the MSG Networks segment, which accounted for the noted percentages of the gross balance:

	September 30, 2021	June 30, 2021
Customer A	16%	16%
Customer B	16%	15%
Customer C	13%	17%
Revenues in the accompanying consolidated statements of operations for the three months ended September 30, 2021 and 2020 include amounts from the following individual customers, which accounted for the noted percentages of the total:

	Three Months Ended
	September 30, 2021	September 30, 2020
Customer 1	15%	26%
Customer 2	13%	24%
Customer 3	10%	19%
The accompanying consolidated balance sheets as of September 30, 2021 and June 30, 2021 include the following approximate amounts that are recorded in connection with the Company’s license agreement with the New Jersey Devils:

	September 30, 2021	June 30, 2021
Prepaid expenses	$700	$1,400
Other current assets	3,700	3,700
Other assets	30,400	31,100
	$34,800	$36,200

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations
This Management’s Discussion and Analysis of Financial Condition and Results of Operations (“MD&A”) contains forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. In this MD&A, there are statements concerning the future operating and future financial performance of Madison Square Garden Entertainment Corp. and its direct and indirect subsidiaries (collectively, “we,” “us,” “our,” “MSG Entertainment,” or the “Company”), including the impact of the COVID-19 pandemic on our future operations, our ability to realize the benefits of the Merger with MSG Networks, cost-cutting measures the Company may or may not pursue to preserve cash and financial flexibility and the ability to maintain such cost savings, the timing and costs of new venue construction, our expansion plan for Tao Group Hospitality, our plans to negotiate amendments to the National Properties Term Loan Facility or Tao Group Hospitality’s credit facility, and the status of the non-carriage of MSG Networks by Comcast. Words such as “expects,” “anticipates,” “believes,” “estimates,” “may,” “will,” “should,” “could,” “potential,” “continue,” “intends,” “plans,” and similar words and terms used in the discussion of future operating and future financial performance identify forward-looking statements. Investors are cautioned that such forward-looking statements are not guarantees of future performance, results or events and involve risks and uncertainties and that actual results or developments may differ materially from the forward-looking statements as a result of various factors. Factors that may cause such differences to occur include, but are not limited to:
•our ability to effectively manage the impacts of the COVID-19 pandemic and the actions taken in response by governmental authorities and certain professional sports leagues, including ensuring compliance with rules and regulations imposed upon our venues as they are permitted to continue to operate;
•risks related to the Merger, as defined herein, with MSG Networks Inc., including, but not limited to: failure to realize the expected benefits of the Merger, business disruption following the Merger and the risk of the litigation relating to the Merger;
•the extent to which attendance at our venues may be suppressed due to government actions, continuing health concerns by potential attendees and reduced tourism;
•the impact on the payments we receive under the Arena License Agreements as a result of government-mandated capacity restrictions, league restrictions and/or social-distancing or vaccination requirements at Knicks and Rangers games;
•the level of our expenses and our operational cash burn rate, including our corporate expenses;
•our ability to successfully design, construct, finance and operate new entertainment venues in Las Vegas and other markets, and the investments, costs and timing associated with those efforts, including the impact of the temporary suspension of construction and any other construction delays and/or cost overruns;
•the level of our revenues, which depends in part on the popularity of the Christmas Spectacular, the sports teams whose games are played at The Garden and broadcast on our networks, the appeal of our Tao Group Hospitality venues, and other entertainment and other events which are presented in our venues or broadcast on our networks;
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
•our ability to renew or replace our media rights agreements with professional sports teams through MSG Networks Inc.;
•changes in laws, guidelines, bulletins, directives, policies and agreements, and regulations under which we operate;
•any economic, social or political actions, such as boycotts, protests, work stoppages or campaigns by labor organizations, including the unions representing players and officials of the National Basketball Association (“NBA”) and National Hockey League (“NHL”), or other work stoppage due to COVID-19 or otherwise;
•seasonal fluctuations and other variations in our operating results and cash flow from period to period;
•the successful development of new live productions or attractions, enhancements or changes to existing productions and the investments associated with such development, enhancements, or changes, as well as investment in personnel, content and technology for MSG Sphere;
•business, reputational and litigation risk if there is a cyber or other security incident resulting in loss, disclosure or misappropriation of stored personal information, disruption of our Networks business or disclosure of confidential information or other breaches of our information security;
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
•our ability to successfully integrate acquisitions, new venues or new businesses into our operations, including the Merger with MSG Networks Inc. and our acquisition of Hakkasan through Tao Group Hospitality;
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
•the performance by MSG Sports of its obligations under various agreements with the Company related to the Entertainment Distribution and ongoing commercial arrangements, including the Arena License Agreements;
•lack of operating history as an operating company and costs associated with being an independent public company; and;
•the additional factors described under “Risk Factors” in the Company’s Annual Report on Form 10-K for the year ended June 30, 2021.

We disclaim any obligation to update or revise the forward-looking statements contained herein, except as otherwise required by applicable federal securities laws.
All dollar amounts included in the following MD&A are presented in thousands, except as otherwise noted.
Introduction
This MD&A is provided as a supplement to, and should be read in conjunction with, the Company’s unaudited financial statements and accompanying notes thereto included in this Quarterly Report on Form 10-Q, as well as the Company’s Annual Report on Form 10-K for the year ended June 30, 2021 to help provide an understanding of our financial condition, changes in financial condition and results of operations. Unless the context otherwise requires, all references to “we,” “us,” “our,” “MSG Entertainment,” or the “Company” refer collectively to Madison Square Garden Entertainment Corp., a holding company, and its direct and indirect subsidiaries through which substantially all of our operations are conducted. Through the period ended April 17, 2020, the Company operated and reported financial information as one reportable segment. Following the Entertainment Distribution on April 17, 2020 and the Merger on July 9, 2021, the Company has three segments (the Entertainment business, the Tao Group Hospitality business, and the MSG Networks business). See Note 19 to the consolidated financial statements included in “— Item 1. Financial Statements” of this Quarterly Report on Form 10-Q for further discussion of the Company’s segment reporting.
This MD&A is organized as follows:
Business Overview. This section provides a general description of our business, as well as other matters that we believe are important in understanding our results of operations and financial condition and in anticipating future trends.
Results of Operations. This section provides an analysis of our unaudited results of operations for the three months ended September 30, 2021 and 2020 on both a consolidated basis and a segment basis.
Liquidity and Capital Resources. This section provides a discussion of our financial condition and liquidity, an analysis of our cash flows for the three months ended September 30, 2021 and 2020, as well as certain contractual obligations and off-balance sheet arrangements.
Seasonality of Our Business. This section discusses the seasonal performance of our Entertainment segment.
Recently Issued Accounting Pronouncements and Critical Accounting Policies. This section discusses accounting pronouncements that have been adopted by the Company, recently issued accounting pronouncements not yet adopted by the Company, as well as the results of the Company’s annual impairment testing of goodwill and identifiable indefinite-lived intangible assets performed during the first quarter of Fiscal Year 2022. This section should be read together with our critical accounting policies, which are discussed in our Annual Report on Form 10-K for the year ended June 30, 2021 under “Item. 7. Management's Discussion and Analysis of Financial Condition and Results of Operations — Recently Issued Accounting Pronouncements and Critical Accounting Policies — Critical Accounting Policies” and in the notes to the consolidated financial statements of the Company included therein.
Business Overview
The Company is a leader in live experiences comprised of iconic venues; marquee entertainment brands; regional sports and entertainment networks; popular dining and nightlife offerings; and a premier music festival that, together, entertain millions of guests each year. The Company’s portfolio of venues includes: The Garden, Hulu Theater at Madison Square Garden, Radio City Music Hall, the Beacon Theatre and The Chicago Theatre. In addition, the Company unveiled its vision for a state-of-the-art venues, called MSG Sphere, and is currently building its first such venue in Las Vegas. The Company also includes the original production, the Christmas Spectacular, as well as BCE, the entertainment production company that owns and operates the Boston Calling Music Festival. MSG Networks produces, develops and acquires content for multiple distribution platforms, including content originating from the Company’s venues, and is comprised of the Company’s regional sports and entertainment networks, MSG Network and MSG+, a companion streaming app, MSG GO, and other digital properties. Tao Group Hospitality is a hospitality group with globally-recognized entertainment dining and nightlife brands.
Merger with MSG Networks Inc.
On July 9, 2021, the Company completed its previously announced acquisition of MSG Networks Inc. pursuant to that certain Agreement and Plan of Merger, dated as of March 25, 2021 (the “Merger Agreement”), among the Company, Broadway Sub Inc., a Delaware corporation and wholly-owned subsidiary of the Company (“Merger Sub”), and MSG Networks Inc. Merger Sub merged with and into MSG Networks Inc. (the “Merger”), with MSG Networks Inc. surviving and continuing as the surviving corporation in the Merger as a wholly-owned subsidiary of the Company. On July 9, 2021, at the effective time of the Merger (the “Effective Time”), (i) each share of Class A common stock, par value $0.01 per share, of MSG Networks (“MSGN Class A Common Stock”) issued and outstanding immediately prior to the Effective Time was automatically converted into the right to receive a number of shares of Class A common stock, par value $0.01 per share, of the Company (“Class A Common

Stock”) such that each holder of record of shares of MSGN Class A Common Stock had the right to receive, in the aggregate, a number of shares of Class A Common Stock equal to the total number of shares of MSGN Class A Common Stock held of record immediately prior to the Effective Time multiplied by 0.172, with such product rounded up to the next whole share and (ii) each share of Class B common stock, par value $0.01 per share, of MSG Networks Inc. (“MSGN Class B Common Stock”) issued and outstanding immediately prior to the Effective Time was automatically converted into the right to receive a number of shares of Class B common stock, par value $0.01 per share, of the Company (“Class B Common Stock”) such that each holder of record of shares of MSGN Class B Common Stock had the right to receive, in the aggregate, a number of shares of Class B Common Stock equal to the total number of shares of MSGN Class B Common Stock held of record immediately prior to the Effective Time multiplied by 0.172, with such product rounded up to the next whole share, in each case except for Excluded Shares (as defined in the Merger Agreement). The Company issued 7,476 shares of the Class A Common Stock and 2,337 shares of Class B Common Stock on July 9, 2021 to holders of MSGN Class A Common Stock and MSGN Class B Common Stock, respectively, which shares are reflected as outstanding for all periods presented.
Beginning this fiscal year, the Merger has been accounted for as a transaction between entities under common control as the Company and MSG Networks Inc. were, prior to the Merger, each controlled by the Dolan Family Group (as defined herein). Upon the closing of the Merger, the net assets of MSG Networks Inc. were combined with those of the Company at their historical carrying amounts and the companies have been presented on a combined basis for all historical periods that the companies were under common control.
Factors Affecting Results of Operations
Impact of the COVID-19 Pandemic on Our Business
The Company’s operations and operating results have been, and may continue to be, materially impacted by the COVID-19 pandemic and actions taken in response by governmental authorities and certain professional sports leagues. For the majority of Fiscal Year 2021, substantially all of the Entertainment business operations were suspended, MSG Networks aired substantially fewer games and Tao Group Hospitality was operating at significantly reduced capacity and demand. While operations have resumed, it is not clear when we will fully return to normal operations.
As a result of government-mandated assembly limitations and closures, all of our performance venues were closed beginning in mid-March 2020. Use of The Garden resumed for Knicks and Rangers home games without fans in December 2020 and January 2021, respectively, and was available at 10% seating capacity from mid-February through mid-May 2021 with certain safety protocols and social distancing. Beginning in mid-May 2021, all of our New York performance venues were permitted to host guests at full capacity, subject to certain restrictions, and effective June 2021, The Chicago Theatre was permitted to host events without restrictions. For all events hosted at our New York performance venues with 100% capacity prior to August 17, 2021, guests were required to provide proof of full vaccination or a negative COVID-19 test, depending on the requirements of that venue and/or preference of the performer. Effective August 17, 2021, all workers and customers in New York City indoor dining, indoor fitness and indoor entertainment facilities are required to show proof of at least one vaccination shot. Guests are also required to wear masks unless they show proof that they are fully vaccinated (although specific performers may require enhanced protocols). Children under age 12 can attend events with a vaccinated adult, but ages 2 to 11 need to wear a mask while inside our venues. In addition, effective August 20, 2021, masks are required for all individuals in indoor public spaces in Chicago, including our venues.
For Fiscal Year 2021, the majority of ticketed events at our venues were postponed or canceled and, while live events are permitted to be held at all of our performance venues as of the date of this filing and we are continuing to host and book new events, due to the lead-time required to book touring acts and artists, which is the majority of our Entertainment business, we expect that our bookings will continue to be impacted through the 2021 calendar year. We continue to actively pursue one-time or multi-night performances at our venues as the touring market ramps up.
The impact to our operations also included the cancellation of the 2020 production of the Christmas Spectacular and both the 2020 and 2021 Boston Calling Music Festivals. While the 2021 production of the Christmas Spectacular is currently on-sale, the current production is scheduled for 160 shows, as compared with 199 shows for the 2019 production, which was the last production presented prior to the impact of the COVID-19 pandemic.
The Company has long-term arena license agreements (the “Arena License Agreements”) with MSG Sports that require the Knicks and Rangers to play their home games at The Garden. Under the Arena License Agreements, the Knicks and the Rangers pay an annual license fee in connection with their respective use of The Garden. The license fee for the first full contract year ending June 30, 2021 was approximately $22,500 for the Knicks and approximately $16,700 for the Rangers, and then for each subsequent year, the license fees will be 103% of the license fees for the immediately preceding contract year. The teams are not required to pay the license fee during a period in which The Garden is unavailable for home games due to a force majeure event (including when events at The Garden were suspended by government mandate as a result of the COVID-19 pandemic). As a result, we did not receive any license fee payments under the Arena License Agreements from the period following the Entertainment Distribution through November 2020. On July 1, 2021, the Knicks and Rangers began paying the full amounts provided for under their respective Arena License Agreements and full 82-game regular seasons for the 2021-22 NBA and NHL seasons are scheduled. See “Item. 7. Management's Discussion and Analysis of Financial Condition and Results of Operations — Revenue Sources - Entertainment — Venue License Fees” on the Company’s Annual Report on Form 10-K for the year ended June 30, 2021 for further information on revenue recognition under the Arena License Agreements.
As a result of the COVID-19 pandemic and league and government actions relating thereto, MSG Networks aired substantially fewer NBA and NHL telecasts during Fiscal Year 2021, as compared with Fiscal Year 2019 (the last full fiscal year not impacted by COVID-19), and consequently experienced a decrease in revenues, including a material decrease in advertising revenue. The absence of live sports games also resulted in a decrease in certain MSG Networks expenses, including rights fees, variable production expenses, and advertising sales commissions. MSG Networks has resumed airing full regular season telecast schedules for its five professional teams across both the NBA and NHL, and, as result, expects a return to normalized levels of advertising revenue and certain operating expenses, including rights fees expense.
Disruptions caused by the COVID-19 pandemic had a significant and negative impact on Tao Group Hospitality’s operations and financial performance for Fiscal Year 2021. Due to government actions taken in response to the COVID-19 pandemic, virtually all of Tao Group Hospitality’s venues were closed for approximately three months starting in mid-March 2020. Additionally, three venues were permanently closed. Throughout Fiscal Year 2021, Tao Group Hospitality conducted limited operations at certain venues, subject to significant regulatory requirements, including capacity limits, curfews and social distancing requirements for outdoor and indoor dining. Tao Group Hospitality’s operations fluctuated throughout Fiscal Year 2021 and during the first quarter of Fiscal Year 2022 as certain markets lifted restrictions, imposed restrictions, and changed operational requirements over time. Effective August 17, 2021, workers and customers in New York City indoor dining facilities are required to show proof of at least one vaccination shot. In addition, certain jurisdictions have reinstated safety protocols, such as mask mandates in Nevada and Chicago, but Tao Group Hospitality is continuing to operate without capacity restrictions in domestic and key international markets.
It is unclear how long and to what extent COVID-19 concerns, including with respect to new variants, will continue to impact government and league-mandated capacity restrictions, the use of and/or demand for our entertainment and dining and nightlife venues, and demand for our sponsorship and advertising assets, or deter our employees and vendors from working at our venues (which may lead to difficulties in staffing).
During Fiscal Year 2021, the COVID-19 pandemic materially impacted our revenues, most significantly because, for the majority of the year, we were not generating revenue from (i) ticketed events at The Garden, Hulu Theater at Madison Square Garden, Radio City Music Hall, the Beacon Theatre and The Chicago Theatre, (ii) suite licenses, (iii) the 2020 production of the Christmas Spectacular and (iv) the 2021 Boston Calling Music Festival. In addition, we generated substantially reduced revenue in connection with (i) sponsorship and advertising, (ii) payments under the Arena License Agreements, (iii) food and beverage sales and catering services at Knicks and Rangers games and (iv) non-ticketed events such as the Big East Tournament in March 2021.
As a result of the material impact COVID-19 had on our revenues during Fiscal Year 2021, we took several actions to improve our financial flexibility, reduce operating costs and preserve liquidity, including (i) revising our construction schedule for MSG Sphere, with an anticipated opening date of calendar year 2023, (ii) making significant cuts in both Entertainment and Tao Group Hospitality venue and corporate headcounts, and (iii) having our wholly-owned subsidiary, MSG National Properties, LLC (“MSG National Properties”) enter into a five-year $650,000 senior secured term loan facility (“National Properties Term Loan Facility”). See Note 14 to the audited consolidated and combined financial statements included in Item 8 of this Annual Report on Form 10-K for further details on the National Properties Term Loan Facility.
In August 2020, Tao Group Hospitality entered into an amendment to the Tao Senior Credit Agreement, which suspended certain financial covenants through December 31, 2021 and increased the minimum liquidity requirement. In addition, in connection with the amendment, our wholly-owned subsidiary MSG Entertainment Group, LLC (“MSG Entertainment Group”) entered into a guarantee agreement, which also included a minimum liquidity requirement for MSG Entertainment Group. See Note 14 to the consolidated and combined financial statements included in Item 8 of this Annual Report on Form 10-K for more information regarding the amendment to the Tao Senior Credit Agreement. Tao Group Hospitality may need to seek covenant waivers in the future. Tao Group Hospitality’s failure to obtain debt covenant waivers could trigger a violation of these covenants and lead to default, acceleration of all of its outstanding debt and a demand for payment under the guarantee of MSG Entertainment Group, which would negatively impact the liquidity of Tao Group Hospitality and the Company.
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
For more information about the risks to the Company as a result of the COVID-19 pandemic and its impact on our operating results, see “Part I — Item 1A. Risk Factors — General Risk Factors — Our Operations and Operating Results Have Been, and Continue to be, Materially Impacted by the COVID-19 Pandemic and Actions Taken in Response by Governmental Authorities and Certain Professional Sports Leagues.” of the Company’s Annual Report on Form 10-K for the year ended June 30, 2021.
For the three months ended September 30, 2021, the Company’s operations and operating results were still materially impacted by the COVID-19 pandemic and actions taken in response by governmental authorities. While the Company has started to see an increase in events held at its venues and in demand for its hospitality business, it is not clear when the Company will fully return to normal business operations.
Factors Related to the MSG Networks Business
As further discussed under Note 2 to the consolidated financial statements included in “— Item 1. Financial Statements” of this Quarterly Report on Form 10-Q, the financial performance of MSG Networks business is affected by the affiliation agreements the Company negotiates with Distributors (including rates, terms, and conditions as well as the ability to renew such agreements), the number of subscribers of our Distributors that receive MSG Networks, and also by the advertising rates we charge advertisers. Certain of these factors in turn depend on the popularity and/or performance of the professional sports teams carried on the Company’s networks as well as the cost and the attractiveness of the Company’s programming content.

Consolidated Results of Operations
Comparison of the Three Months Ended September 30, 2021 versus the Three Months Ended September 30, 2020
The table below sets forth, for the periods presented, certain historical financial information.

	Three Months Ended
	September 30,		Change
	2021	2020	Amount	Percentage
Revenues	$294,510	$170,546	$123,964	73%

Direct operating expenses	165,761	99,231	66,530	67%
Selling, general and administrative expenses (“SG&A”)	174,839	81,657	93,182	114%
Depreciation and amortization	29,430	28,410	1,020	4%
Impairment of long-lived assets	7,818	—	7,818	NM
Restructuring charges	—	19,927	(19,927)	NM
Operating loss	(83,338)	(58,679)	(24,659)	(42)%
Other income (expense):
Loss in equity method investments	(1,207)	(1,696)	489	29%
Interest income (expense), net	(17,799)	(4,856)	(12,943)	NM
Miscellaneous income (expense), net	(2,547)	34,017	(36,564)	NM
Loss from operations before income taxes	(104,891)	(31,214)	(73,677)	NM
Income tax benefit (expense)	20,615	(9,392)	30,007	NM
Net loss	(84,276)	(40,606)	(43,670)	(108)%
Less: Net income (loss) attributable to redeemable noncontrolling interests	2,212	(3,889)	6,101	NM
Less: Net income (loss) attributable to nonredeemable noncontrolling interests	365	(630)	995	NM
Net loss attributable to Madison Square Garden Entertainment Corp.’s stockholders	$(86,853)	$(36,087)	$(50,766)	(141)%
_________________
NM — Absolute percentages greater than 200% and comparisons from positive to negative values or to zero values are considered not meaningful.
Factors Affecting Results of Operations
For the three months ended September 30, 2021 and 2020, the Company’s operations and operating results were materially impacted by the COVID-19 pandemic and actions taken in response by governmental authorities. See “— Introduction — Factors Affecting Results of Operations — Impact of the COVID-19 Pandemic on Our Business” for more information. Also, see “ — Factors Affecting Results of Operations” under Business Segment Results for more information surrounding the factors affecting comparability of each business segment’s results.

The following is a summary of changes in operating income (loss) by segments for the three months ended September 30, 2021 as compared to the prior year period.

Changes attributable to	Operating income (loss)
Entertainment	$(4,030)
MSG Networks	(44,658)
Tao Group Hospitality	21,337
Purchase accounting adjustments	2,762
Inter-segment eliminations	(70)
MSG Entertainment Corp. total	$(24,659)
_________________
(a)See “Business Segment Results” for a more detailed discussion of the operating results of our segments.
Loss in equity method investments
For the three months ended September 30, 2021, loss in equity method investments decreased $489, or 29%, to $1,207 as compared to the prior year period. The year-over-year decrease in loss was primarily due to higher earnings from an investment held by Tao Group Hospitality.
Interest income (expense), net
For the three months ended September 30, 2021, net interest expense was $17,799 as compared to $4,856 in the prior year period, an increase of net interest expense of $12,943. The increase in net interest income in the current year period was primarily due to interest expense associated with the National Properties Term Loan Facility, which was entered in the second quarter of Fiscal Year 2021, and is therefore not reflected in the prior year period.
Miscellaneous income (expense), net
For the three months ended September 30, 2021, net miscellaneous income decreased $36,564, primarily due to the unrealized loss associated with the investments in DraftKings of $3,487 for the three months ended September 30, 2021 as compared to an unrealized gain of $33,048 in the prior year period.
Income taxes
See Note 17 to the consolidated financial statements included in “— Item 1. Financial Statements” of this Quarterly Report on Form 10-Q for discussions of the Company’s income taxes.

Adjusted operating income
The following are the reconciliations of operating loss to adjusted operating income for the three months ended September 30, 2021 as compared to the prior year period:

	Three Months Ended
	September 30,		Change
	2021	2020	Amount	Percentage
Operating loss	$(83,338)	$(58,679)	$(24,659)	(42)%
Non-cash portion of arena license fees from MSG Sports	(543)	—
Share-based compensation	19,528	16,156
Depreciation and amortization (a)	29,430	28,410
Amortization for capitalized cloud computing arrangement costs	85	—
Merger and acquisition related costs	37,192	—
Impairment of long-lived assets (b)	7,818	—
Restructuring charges	—	19,927
Other purchase accounting adjustments	85	924
Adjusted operating income	$10,257	$6,738	$3,519	52%

_________________
(a)    Depreciation and amortization includes purchase accounting adjustments of $1,599 and $3,522 for the three months ended September 30, 2021 and 2020, respectively.
(b)    For the three months ended September 30, 2021, the Company recorded a non-cash impairment charge of $7,818 associated with Tao Group Hospitality. This impairment charge included impairment charges associated with certain Tao Group Hospitality due to decisions made by management to cease operations at certain Hakkasan venues subsequent to the Hakkasan acquisition date, resulting in the impairment of the respective right-of-use asset and a leasehold improvement.
For the three months ended September 30, 2021, adjusted operating income increased $3,519, 52%, to $10,257. The increases in adjusted operating loss were attributable to the following:

Three Months Ended September 30, 2021
Increase in adjusted operating loss of the Entertainment segment (a)	$(13,115)
Decrease in adjusted operating income of the MSG Networks segments (a)	(18,598)
Increase in adjusted operating income of the Tao Group Hospitality segment (a)	35,302
Inter-segment eliminations	(70)
$3,519
_________________
(a)See “ — Business Segment Results” for a more detailed discussion of the operating results of our segments.
Net loss attributable to redeemable and nonredeemable noncontrolling interests
For the three months ended September 30, 2021, the Company recorded $2,212 of net loss attributable to redeemable noncontrolling interests and $365 of net loss attributable to nonredeemable noncontrolling interests as compared to $3,889 of net loss attributable to redeemable noncontrolling interests and $630 of net loss attributable to nonredeemable noncontrolling interests for the three months ended September 30, 2020. These amounts represent the share of net loss from the Company’s investments in Tao Group Hospitality and BCE that are not attributable to the Company.

Business Segment Results
Entertainment
The table below sets forth, for the periods presented, certain historical financial information and a reconciliation of operating loss to adjusted operating loss for the Company’s Entertainment segment.

	Three Months Ended
	September 30,		Change
	2021	2020	Amount	Percentage
Revenues	$34,239	$7,555	$26,684	NM
Direct operating expenses	36,302	23,615	12,687	54%
Selling, general and administrative expenses	92,962	52,650	40,312	77%
Depreciation and amortization	19,656	22,014	(2,358)	(11)%
Restructuring charges	—	19,927	(19,927)	NM
Operating loss	$(114,681)	$(110,651)	$(4,030)	(4)%
Reconciliation to adjusted operating loss:
Non-cash portion of arena license fees from MSG Sports	(543)	—
Share-based compensation	10,143	10,433
Depreciation and amortization	19,656	22,014
Amortization for capitalized cloud computing arrangement costs	41	—
Merger and acquisition related costs	13,992	—
Restructuring charges	—	19,927
Adjusted operating loss	$(71,392)	$(58,277)	$(13,115)	(23)%
_________________
NM — Absolute percentages greater than 200% and comparisons from positive to negative values or to zero values are considered not meaningful.
Factors Affecting Results of Operations
Impact of the COVID-19 Pandemic
For the three months ended September 30, 2021, the Entertainment segment operations and operating results were materially impacted by the COVID-19 pandemic and actions taken in response by governmental authorities. While the number of events held at the Company’s venues has started to increase, it is not clear when the Company will fully return to normal business operations. See “— Introduction — Factors Affecting Results of Operations — Impact of the COVID-19 Pandemic on Our Business” for more information.

Revenues
For the three months ended September 30, 2021, revenues increased $26,684 to $34,239 as compared to the prior year period. The net increases were attributable to the following:

Increase in event-related revenues, as discussed below	$20,660
Increase in venue-related signage and sponsorship revenues due to the return of events at the Company’s venues during the current year period as compared to no events held in the prior year period due to the COVID-19 pandemic	2,663
Increase in revenues from signage, suites licenses, and sales of food, beverage and merchandise subject to revenue or profit sharing with MSG Sports pursuant to the Arena License Agreements	1,726
Increase in arena license fees from MSG Sports pursuant to the Arena License Agreements, as discussed below	1,328
Decrease in inter-segment revenues on advertising sales commission from MSG Networks, which is eliminated on consolidated basis	(785)
Other net increases	1,092
$26,684
For the three months ended September 30, 2021, the increase in event-related revenues reflects (i) higher revenues from concerts of $16,501, and (ii) higher revenues from other sporting and live entertainment events of $4,159, primarily due to the return of events at the Company’s venues during the current year period as compared to no events held in the prior year period due to the COVID-19 pandemic. See “— Introduction — Factors Affecting Results of Operations — Impact of the COVID-19 Pandemic on Our Business” for more information.
For the three months ended September 30, 2021, the Rangers played a total of two preseason games at The Garden and the Company recorded $1,328 of revenues under the Arena License Agreements. No Rangers preseason games were played at The Garden during the prior year period due to the delayed start of the 2020-21 NHL seasons as a result of the COVID-19 pandemic. Therefore, the Company did not recognize any arena license fees from MSG Sports pursuant to the Arena License Agreements in the prior year period.
Direct operating expenses
For the three months ended September 30, 2021, direct operating expenses increased $12,687, or 54%, to $36,302 as compared to the prior year period. The net increases were attributable to the following:

Increase in event-related direct operating expenses, as discussed below	$9,726
Increase in direct operating expenses associated with venue operating costs	2,726
Increase in direct operating expenses associated with revenue sharing expense from signage, suites licenses and sales of food, beverage and merchandise with MSG Sports pursuant to the Arena License Agreements	1,281
Other net decreases	(1,046)
$12,687
For the three months ended September 30, 2021, the increase in event-related direct operating expenses reflects (i) higher direct operating expenses from concerts of $7,265 and (ii) higher direct operating expenses from other sporting and live entertainment events of $2,461, primarily due to the return of events at the Company’s venues during the current year period as compared to no events held in the prior year period due to the COVID-19 pandemic.
Selling, general and administrative expenses
For the three months ended September 30, 2021, selling, general and administrative expenses increased $40,312, or 77%, to $92,962 as compared to the prior year period. This increase primarily reflects an increase of $18,763 in other employee compensation and related benefits and expenses in the current year period related to the Company’s acquisition of MSG Networks Inc. of $13,992.
Depreciation and amortization
Depreciation and amortization for the three months ended September 30, 2021, decreased $2,358, or 11% to $19,656 as compared to the prior year period primarily due to lower depreciation expense due to certain assets in The Garden being fully depreciated and amortized and disposal of certain assets in the prior year period.

Operating loss
For the three months ended September 30, 2021, operating loss was $114,681 as compared to $110,651 in the prior year period, an increase in operating loss of $4,030. The increase in operating loss was primarily due to higher selling, general and administrative expenses and direct operating expenses, largely offset by (i) an increase in revenues, (ii) the impact of restructuring charges in the prior year period and (iii) lower depreciation and amortization expenses, as discussed above.
Adjusted operating loss
For the three months ended September 30, 2021, adjusted operating loss was $71,392 as compared to $58,277 in the prior year period, an increase in adjusted operating loss of $13,115. The increase in adjusted operating loss was higher than the increase in operating loss of $4,030 primarily due to (i) nonrecurring expenses of $19,927 in the restructuring charges in the prior year period as compared to merger and acquisition related costs of $13,992 in the current year period and (ii) a decrease in depreciation and amortization of $2,358, which are excluded in the calculation of adjusted operating loss.
MSG Networks
The table below sets forth, for the periods presented, certain historical financial information and a reconciliation of operating income to adjusted operating income for the Company’s MSG Networks segment.

	Three Months Ended
	September 30,		Change
	2021	2020	Amount	Percentage
Revenues	$141,473	$157,363	$(15,890)	(10)%
Direct operating expenses	68,423	65,072	3,351	5%
Selling, general and administrative expenses	47,975	22,527	25,448	113%
Depreciation and amortization	1,797	1,828	(31)	(2)%
Operating income	$23,278	$67,936	$(44,658)	(66)%
Reconciliation to adjusted operating income:
Share-based compensation	7,474	4,627
Depreciation and amortization	1,797	1,828
Amortization for capitalized cloud computing arrangement costs	44	—
Merger and acquisition related costs	23,200	—
Adjusted operating income	$55,793	$74,391	$(18,598)	(25)%
_________________
NM — Absolute percentages greater than 200% and comparisons from positive to negative values or to zero values are considered not meaningful.
Factors Affecting Results of Operations
Due to the COVID-19 pandemic, in March 2020, the 2019-20 NHL and NBA seasons were suspended. The leagues resumed play during the summer of 2020, with the Rangers and Islanders participating in the NHL’s return to play and the Islanders advancing to the 2019-20 playoffs. The NHL and NBA subsequently completed their shortened 2019-2020 seasons in September and October 2020, respectively, which resulted in a delayed start to the shortened 2020-21 NBA and NHL seasons. See “— Introduction — Factors Affecting Results of Operations — Impact of the COVID-19 Pandemic on Our Business” for more information.

Revenues
Revenues for the three months ended September 30, 2021 decreased $15,890, or 10%, to $141,473 as compared to the prior year period. The net decreases were attributable to the following:

Decrease in affiliation fee revenue	$(12,265)
Decrease in advertising revenue	(3,562)
Other net decreases	(63)
$(15,890)
For the three months ended September 30, 2021, the decrease in affiliation fee revenue was primarily due to the impact of (i) a decrease in subscribers of approximately 6.5% (excluding the impact of a previously disclosed non-renewal with a small Connecticut-based distributor as of October 1, 2020), (ii) an increase in net affiliate adjustments of approximately $5,200 primarily related to accruals for potential affiliate fee rebates and, (iii) to a lesser extent, the impact of the aforementioned non-renewal. These decreases were partially offset by the impact of higher affiliation rates.
We currently expect to record accruals for potential affiliate fee rebates in the second quarter of Fiscal Year 2022 at a lower level compared to this quarter.
For the three months ended September 30, 2021, the decrease in advertising revenue primarily reflects the impact in the prior year period of live telecasts related to the New York Rangers’ and Islanders’ participation in the 2019-20 NHL return to play, as well as the Islanders’ advancement to the 2019-20 playoffs, as compared with the impact of live telecasts related to 2021-22 NHL preseason telecasts in the current year period.
Effective October 1, 2021, Comcast’s license to carry MSG Networks expired and MSG Networks has not been carried by Comcast since that date. The financial impact of Comcast’s non-carriage of MSG Networks will depend on many factors including if, when and on what terms Comcast and the Company reach a new carriage agreement and the extent to which Comcast subscribers switch to other Distributors that carry MSG Networks. Comcast’s non-carriage has reduced MSG Networks’ subscribers by approximately 10% and, subject to the foregoing factors, is expected to reduce MSG Networks’ revenue by a comparable percentage for so long as MSG Networks’ carriage agreement with Comcast is not renewed. In addition, during any period of non-carriage, MSG Networks’ segment operating income and AOI are expected to be reduced by an amount that is approximately equal to the dollar amount of the reduced revenue.
Direct operating expenses
Direct operating expenses for the three months ended September 30, 2021 increased $3,351, or 5%, to $68,423 as compared to the prior year period. The increase was primarily due to higher rights fees expenses of $2,542 and, to a lesser extent, an increase in other programming and production-related costs of $809. The increase in rights fees expenses was primarily due to annual contractual rate increases and the impact of net lower reductions in media rights fees related to the 2020-21 seasons in the current year quarter as compared with reductions related to the 2019-20 seasons in the prior year quarter.
Selling, general and administrative expenses
Selling, general and administrative expenses for the three months ended September 30, 2021 increased $25,448, or 113%, to $47,975 as compared to the prior year period primarily due to approximately $24,900 in costs in the current year quarter related to the Merger, including the impact of executive separation agreements.
Operating income
Operating income for the three months ended September 30, 2021 decreased $44,658, or 65.7%, to $23,278 as compared to the prior year period due to the increase in selling, general and administrative expenses and lower revenues and, to a lesser extent, the increase in direct operating expenses, as discussed above.
Adjusted operating income
Adjusted operating income for the three months ended September 30, 2021 decreased $18,598, or 25%, to $55,793 as compared to the prior year period. The decrease in adjusted operating income was lower than the decrease in operating income of $44,658 primarily due to acquisition-related costs of $23,200 recorded in the current year period and the increase in share-based compensation of $2,847 mainly related to the impact of executive separation agreements in connection with the Merger, which are excluded in the calculation of adjusted operating income,

Tao Group Hospitality
The table below sets forth, for the periods presented, certain historical financial information and a reconciliation of operating income (loss) to adjusted operating income (loss) for the Company’s Tao Group Hospitality segment.

	Three Months Ended
	September 30,		Change
	2021	2020	Amount	Percentage
Revenues	$119,464	$7,221	$112,243	NM
Direct operating expenses	61,093	9,828	51,265	NM
Selling, general and administrative expenses	34,094	7,603	26,491	NM
Depreciation and amortization	6,378	1,046	5,332	NM
Impairment of long-lived assets	7,818	—	7,818	NM
Operating income (loss)	$10,081	$(11,256)	$21,337	NM
Reconciliation to adjusted operating income (loss):
Share-based compensation	1,911	1,096
Depreciation and amortization	6,378	1,046
Impairment of long-lived assets	7,818	—
Adjusted operating income (loss)	$26,188	$(9,114)	$35,302	NM
_________________
NM — Absolute percentages greater than 200% and comparisons from positive to negative values or to zero values are considered not meaningful.
Factors Affecting Results of Operations
Disruptions caused by the COVID-19 pandemic had a significant and negative impact on Tao Group Hospitality’s operations and financial performance for Fiscal Year 2021. In the prior year period, due to government actions taken in response to the COVID-19 pandemic, virtually all of Tao Group Hospitality’s venues closed for approximately three months starting in mid-March. Certain venues then resumed limited operations, subject to significant regulatory requirements, which included limits on capacity, curfews and social distancing requirements for outdoor and indoor dining. See “— Introduction — Factors Affecting Results of Operations — Impact of the COVID-19 Pandemic on Our Business” for more information.
As of September 30, 2021, 51 of Tao Group Hospitality’s venues were open for outdoor dining, limited or full capacity indoor dining (depending on the market), and delivery/takeout (23 legacy Tao Group Hospitality venues and 28 Hakkasan venues acquired in connection with the April 27, 2021 transaction), inclusive of Tao Asian Bistro & Lounge at Mohegan Sun, a venue that first opened in March 2021, while 10 venues remained closed (five legacy Tao Group Hospitality venues and five Hakkasan venues). Our venues continue to be operating under various governmental safety protocols such as vaccine mandates, curfews, capacity limitations and social distancing depending on the location.
Revenues
Revenues for the three months ended September 30, 2021 increased $112,243 to $119,464 as compared to the prior year period attributable to the following:

Increase in revenues due to Hakkasan, acquired in April 2021	$59,352
Increase in revenues at venues subject to capacity restrictions in the prior year period	26,273
Increase in revenues at venues that were temporarily closed in the prior year period as a result of the COVID-19 pandemic	25,548
Other net increases	1,070
$112,243

Direct operating expenses
Direct operating expenses for the three months ended September 30, 2021 increased $51,265 to $61,093 as compared to the prior year period attributable to the following:

Increase in direct operating expenses due to Hakkasan, acquired in April 2021	$27,866
Increase in the costs of food, beverage and venue entertainment as a result of resuming operations compared with the prior year period’s closure of certain venues and capacity restrictions due to the COVID-19 pandemic	10,165
Increase in employee compensation and related benefits as a result of resuming operations compared with the prior year period’s reduction in headcount resulting from the COVID-19 pandemic	10,110
Increase in rent expense, primarily due to rent concessions in the prior year period resulting from the COVID-19 pandemic	2,679
Other net increases	445
$51,265
Selling, general and administrative expenses
Selling, general and administrative expenses for the three months ended September 30, 2021, increased $26,491 to $34,094 as compared to the prior year period. The increases were primarily due to higher (i) selling, general, and administrative expenses of $14,723 incurred by Hakkasan, acquired in April 2021, (ii) employee compensation and related benefits, inclusive of an increase in share-based compensation, of $4,186, (iii) professional fees, restaurant expenses, as well as supplies, utilities, general liability insurance, pre-opening expenses and repairs and maintenance of $3,855, (iv) marketing costs of $2,133, and (v) various other increases, primarily related to the prior year period’s temporary office closure. All increases were significantly driven by the acquisition of Hakkasan in April 2021 and the prior year period’s operations being disrupted from the COVID-19 pandemic.
Depreciation and amortization
Depreciation and amortization for the three months ended September 30, 2021 increased $5,332 to $6,378 as compared to the prior year period primarily due to Hakkasan, acquired in April 2021.
Impairment of long-lived assets
Impairment of long-lived assets for the three months ended September 30, 2021 of $7,818 was due to decisions made by management to cease operations at certain Hakkasan venues subsequent to the Hakkasan acquisition date, resulting in the impairment of the respective right-of-use asset and a leasehold improvement.
Operating income (loss)
Operating income for the three months ended September 30, 2021 was $10,081 as compared to the operating loss of $11,256 in the prior year period, an improvement in operating income of $21,337. The increase in operating income was primarily due to increased revenues, partially offset by an increase in direct operations, selling, general and administrative expenses, depreciation and amortization and impairment of long-lived assets, as discussed above. All increased operations were significantly driven by the acquisition of Hakkasan in April 2021 and the prior year period disruptions caused by the COVID-19 pandemic.
Adjusted operating income (loss)
Adjusted operating income for the three months ended September 30, 2021 was $26,188 as compared to an adjusted operating loss of $9,114 in the prior year period, an improvement of $35,302. The increase in adjusted operating income was higher as compared to the increase in operating income primarily due to increased depreciation and amortization and impairment of long-lived assets, as discussed above.

Liquidity and Capital Resources
Overview
The Company’s operations and operating results have been, and may continue to be, materially impacted by the COVID-19 pandemic and actions taken in response by governmental authorities and certain professional sports leagues. For the majority of Fiscal Year 2021, substantially all of the Entertainment business operations were suspended, MSG Networks aired substantially fewer games and Tao Group Hospitality was operating at significantly reduced capacity and demand. While operations have resumed, it is not clear when we will fully return to normal operations.
As a result of government-mandated assembly limitations and closures, all of our performance venues were closed beginning in mid-March 2020. Use of The Garden resumed for Knicks and Rangers home games without fans in December 2020 and January 2021, respectively, and was available at 10% seating capacity from mid-February through mid-May 2021 with certain safety protocols and social distancing. Beginning in mid-May 2021, all of our New York performance venues were permitted to host guests at full capacity, subject to certain restrictions, and effective June 2021, The Chicago Theatre was permitted to host events without restrictions. For all events hosted at our New York performance venues with 100% capacity prior to August 17, 2021, guests were required to provide proof of full vaccination or a negative COVID-19 test, depending on the requirements of that venue and/or preference of the performer. Effective August 17, 2021, all workers and customers in New York City indoor dining, indoor fitness and indoor entertainment facilities are required to show proof of at least one vaccination shot. Guests are also required to wear masks unless they show proof that they are fully vaccinated (although specific performers may require enhanced protocols). Children under age 12 can attend events with a vaccinated adult, but ages 2 to 11 need to wear a mask while inside our venues. In addition, effective August 20, 2021, masks are required for all individuals in indoor public spaces in Chicago, including our venues.
For Fiscal Year 2021, the majority of ticketed events at our venues were postponed or canceled and, while live events are permitted to be held at all of our performance venues as of the date of this filing and we are continuing to host and book new events, due to the lead-time required to book touring acts and artists, which is the majority of our Entertainment business, we expect that our bookings will continue to be impacted through the 2021 calendar year. We continue to actively pursue one-time or multi-night performances at our venues as the touring market ramps up.
The impact to our operations also included the cancellation of the 2020 production of the Christmas Spectacular and both the 2020 and 2021 Boston Calling Music Festivals. While the 2021 production of the Christmas Spectacular is currently on-sale, the current production is scheduled for 160 shows, as compared with 199 shows for the 2019 production, which was the last production presented prior to the impact of the COVID-19 pandemic.
The Company has long-term arena license agreements (the “Arena License Agreements”) with MSG Sports that require the Knicks and Rangers to play their home games at The Garden. As discussed above, capacity restrictions, use limitations and social distancing requirements were in place for the entirety of the Knicks and Rangers 2020-21 regular seasons, which materially impacted the payments we received under the Arena License Agreements for Fiscal Year 2021. On July 1, 2021, the Knicks and Rangers began paying the full amounts provided for under their respective Arena License Agreements and full 82-game regular seasons for the 2021-22 NBA and NHL seasons are scheduled.
As a result of the COVID-19 pandemic and league and government actions relating thereto, MSG Networks aired substantially fewer NBA and NHL telecasts during Fiscal Year 2021, as compared with Fiscal Year 2019 (the last full fiscal year not impacted by COVID-19), and consequently experienced a decrease in revenues, including a material decrease in advertising revenue. The absence of live sports games also resulted in a decrease in certain MSG Networks expenses, including rights fees, variable production expenses, and advertising sales commissions. MSG Networks has resumed airing full regular season telecast schedules for its five professional teams across both the NBA and NHL, and, as result, expects a return to normalized levels of advertising revenue and certain operating expenses, including rights fees expense.
Disruptions caused by the COVID-19 pandemic had a significant and negative impact on Tao Group Hospitality’s operations and financial performance for Fiscal Year 2021. Due to government actions taken in response to the COVID-19 pandemic, virtually all of Tao Group Hospitality’s venues were closed for approximately three months starting in mid-March 2020. Additionally, three venues were permanently closed. Throughout Fiscal Year 2021, Tao Group Hospitality conducted limited operations at certain venues, subject to significant regulatory requirements, including capacity limits, curfews and social distancing requirements for outdoor and indoor dining. Tao Group Hospitality’s operations fluctuated throughout Fiscal Year 2021 and during the first quarter of Fiscal Year 2022 as certain markets lifted restrictions, imposed restrictions, and changed operational requirements over time. Effective August 17, 2021, workers and customers in New York City indoor dining facilities are required to show proof of at least one vaccination shot. In addition, certain jurisdictions have reinstated safety protocols, such as mask mandates in Nevada and Chicago, but Tao Group Hospitality is continuing to operate without capacity restrictions in domestic and key international markets.

It is unclear how long and to what extent COVID-19 concerns, including with respect to new variants, will continue to impact government and league-mandated capacity restrictions, the use of and/or demand for our entertainment and dining and nightlife venues, and demand for our sponsorship and advertising assets, or deter our employees and vendors from working at our venues (which may lead to difficulties in staffing).
Our primary sources of liquidity are cash and cash equivalents, cash flows from the operations of our businesses and available borrowing capacity under our MSGN Credit Agreement. Our principal uses of cash include working capital-related items (including funding our operations), capital spending (including our construction of MSG Sphere at The Venetian in Las Vegas, as described below), debt service, investments and related loans and advances that we may fund from time to time, and mandatory purchases from prior acquisitions. We may also use cash to repurchase our common stock. Our decisions as to the use of our available liquidity will be based upon the ongoing review of the funding needs of the business, the optimal allocation of cash resources, and the timing of cash flow generation. To the extent that we desire to access alternative sources of funding through the capital and credit markets, challenging U.S. and global economic and market conditions could adversely impact our ability to do so at that time.
We regularly monitor and assess our ability to meet our net funding and investing requirements. We believe we have sufficient liquidity, including $1,331,450 in cash and cash equivalents as of September 30, 2021, to fund our operations, service the MSGN Credit Agreement, the National Properties Term Loan Facility, the Tao Credit Facilities, and pursue the development of the new venues discussed below over the next 12 months. See Note 13 to the consolidated financial statements included in “— Item 1. Financial Statements” of this Quarterly Report on Form 10-Q for a discussion of the MSGN Credit Agreement, the National Properties Term Loan Facility and the Tao Revolving Credit Facilities. Our cash and cash equivalents include approximately $283,000 in advance cash proceeds primarily related to tickets, suites, and, to a lesser extent, sponsorships.

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
MSG Sphere
The Company has made significant progress on MSG Sphere at The Venetian, its state-of-the-art entertainment venue under construction in Las Vegas.
The Company expects the venue to have a number of significant revenue streams, including a wide variety of content such as attractions, concert residencies and corporate and select sporting events, as well as sponsorship and premium hospitality opportunities. As a result, we anticipate that MSG Sphere at The Venetian will generate substantial revenue and adjusted operating income on an annual basis.
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
On August 23, 2021, we announced that our cost estimate inclusive of core technology and soft costs, for MSG Sphere at The Venetian was approximately $1,865,000. This cost estimate was net of $75,000 that the Sands has agreed to pay to defray certain construction costs and also excludes the impacts of changes in inflation and significant capitalized and non-capitalized costs for items such as content creation, internal labor, and furniture and equipment. Relative to our cost estimate above, our actual construction costs for MSG Sphere at The Venetian incurred through September 30, 2021 were approximately $976,000, which is net of $65,000 received from Sands. In addition, the amount of construction costs incurred as of September 30, 2021 includes approximately $121,000 of accrued expenses that were not yet paid as of that date.
With regard to MSG Sphere at The Venetian, the Company plans to finance the construction of the venue from cash-on-hand and cash flows from operations. If the Company’s cash-on-hand and cash flows from operations are not sufficient to finance the remaining construction costs of MSG Sphere at The Venetian, the Company would need to access additional capital, including potential incremental debt. There is no assurance that the Company will be able to obtain such capital.
While the Company plans to self-fund the construction of MSG Sphere at The Venetian, under the right terms it would consider third-party financing alternatives. The Company’s intention for any future venues is to utilize several options, such as non-recourse debt financing, joint ventures, equity partners and a managed venue model.
For additional information regarding the Company’s capital expenditures, including those related to MSG Sphere, see Note 21 to the Company’s audited consolidated and combined financial statements and notes thereto for the year ended June 30, 2021 included in the Company’s Annual Report on Form 10-K.
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
Financing Agreements
MSGN Credit Facility
MSG Networks has made principal repayments aggregating to $64,625 through September 30, 2021 under the MSGN Credit Agreement. The MSGN Term Loan Facility amortizes quarterly in accordance with its terms. As of September 30, 2021, there was $1,035,375 outstanding under the MSGN Term Loan Facility, and no borrowings under the MSGN Revolving Credit Facility. As of September 30, 2021, the Holdings Entities and MSGN L.P. and its restricted subsidiaries on a consolidated basis were in compliance with the covenants of the MSGN Credit Agreement. The scheduled repayments for the remainder of Fiscal Year 2022 are $37,125.
National Properties Term Loan Facility
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
The principal obligations under the National Properties Term Loan Facility are to be repaid in quarterly installments in an aggregate amount equal to 1.00% per annum (0.25% per quarter), with the balance due at the maturity of the facility. The National Properties Term Loan Facility will mature on November 12, 2025. Borrowings under the National Properties Term Loan Facility bear interest at a floating rate, which at the option of MSG National Properties may be either (i) a base rate plus a margin of 5.25% per annum or (ii) LIBOR, with a floor of 0.75%, plus a margin of 6.25% per annum. The interest rate on the National Properties Term Loan Facility as of September 30, 2021 was 7.00%. As of September 30, 2021, there was $645,125 outstanding under the National Properties Term Loan Facility. The scheduled repayments for the remainder of Fiscal Year 2022 are $4,875.
In addition to the minimum liquidity covenant, the National Properties Term Loan Facility and the related security agreement contain certain customary representations and warranties, affirmative and negative covenants and events of default. As of September 30, 2021, MSG National Properties and its restricted subsidiaries were in compliance with the covenants of the National Properties Term Loan Facility.

Tao Senior Secured Credit Facilities
As of September 30, 2021, there was $27,500 outstanding amount drawn on the Tao Term Loan Facility. The scheduled repayments for the remainder of Fiscal Year 2022 are $5,000. As of September 30, 2021, Tao Group Hospitality utilized $750 of the Tao Revolving Credit Facility for issuance of letters of credit and the remaining borrowing available was $24,250.
Disruptions caused by the COVID-19 pandemic have had, and are likely to continue to have, a significant and negative impact on Tao Group Hospitality’s operations and financial performance. On August 6, 2020, TAOIH and TAOG entered into an amendment to the Tao Senior Credit Agreement, which suspended the application of the financial maintenance covenants thereunder through December 31, 2021, modified certain restrictive covenants therein through December 31, 2021, modified the applicable interest rates and increased the minimum liquidity requirement for the outstanding balance of $33,750 under the Tao Term Loan Facility and for the $25,000 availability under the Tao Revolving Credit Facility. In addition, in connection with the amendment, the Company, through its direct subsidiary, MSG Entertainment Group, entered into a guarantee and reserve account agreement (i) to guarantee the obligations of TAOG under the Tao Senior Credit Agreement, (ii) to establish and grant a security interest in a reserve account that initially held a deposit of approximately $9,800 and (iii) with a covenant to maintain a minimum liquidity requirement of no less than $75,000 at all times. The balance held in the reserve account was approximately $3,200 as of September 30, 2021. As of September 30, 2021, TAOG, TAOIH and the restricted subsidiaries were in compliance with the covenants of the Tao Senior Credit Agreement.
On June 15, 2020, the Tao Subordinated Credit Agreement was amended to provide an additional $22,000 of borrowing capacity. As of September 30, 2021, the outstanding balance under the Tao Subordinated Credit Agreement was $63,000. The balances and interest-related activities pertaining to the Tao Subordinated Credit Agreement have been eliminated in the consolidated financial statements in accordance with ASC Topic 810, Consolidation. If recovery from the pandemic takes longer than currently estimated, Tao Group Hospitality may need to seek covenant waivers in the future. Tao Group Hospitality’s failure to obtain covenant waivers could trigger a violation of these covenants and lead to default and acceleration of all of its outstanding debt, which could have a material adverse effect on liquidity.
See Note 13 to the consolidated financial statements included in “— Item 1. Financial Statements” of this Quarterly Report on Form 10-Q for discussions of the Company’s debt obligations and various financing agreements.
Letters of Credit
The Company uses letters of credit to support its business operations. As of September 30, 2021, the Company had a total of $7,806 of letters of credit outstanding, which included two letters of credit for an aggregate of $750 issued under the Tao Revolving Credit Facility.
Contractual Obligations
The Company did not have any material changes in its contractual obligations since the end of Fiscal Year 2021 other than (i) a total of approximately $3,646,250 in contract obligations (primarily related to media rights agreements) that are now included as a part of the Company’s contractual obligation in connection with the Merger with MSG Networks on July 9, 2021, and (ii) activities in the ordinary course of business. See Notes 11 to the consolidated financial statements included in “— Item 1. Financial Statements” of this Quarterly Report on Form 10-Q for further details on the timing and amount of payments under various media rights agreements.

Cash Flow Discussion

As of September 30, 2021, cash, cash equivalents and restricted cash totaled $1,355,479, as compared to $1,539,976 as of June 30, 2021. The following table summarizes the Company’s cash flow activities for the three months ended September 30, 2021 and 2020:

	Three Months Ended September 30,
	2021	2020
Net loss	$(84,276)	$(40,606)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities	41,234	3,754
Subtotal	$(43,042)	$(36,852)
Changes in working capital assets and liabilities	40,704	(58,730)
Net cash used in operating activities	$(2,338)	$(95,582)
Net cash provided by (used in) investing activities	(136,976)	192,589
Net cash used in financing activities	(44,797)	(15,996)
Effect of exchange rates on cash, cash equivalents and restricted cash	(386)	5,814
Net increase (decrease) in cash, cash equivalents and restricted cash	$(184,497)	$86,825
Operating Activities
Net cash used in operating activities for the three months ended September 30, 2021 decreased by $93,244 to $2,338 as compared to the prior year period primarily due to changes in working capital assets and liabilities, which included (i) higher cash collection associated with deferred revenue account including collections due to promoters, and (ii) higher cash collections from accounts receivables. Our higher operating loss in the current year period was largely offset non-cash expenses such as (i) a net unrealized loss in the comparable period, (ii) a higher provision for deferred income taxes and (iii) a current period impairment of long-lived assets.
Investing Activities
Net cash used in investing activities for the three months ended September 30, 2021 increased by $329,565 to $136,976 as compared to the prior year period primarily due to the absence of proceeds from the maturity of short-term investments in the prior year period and, to a lesser extent, an increase in capital expenditures in the current year period.
Financing Activities
Net cash used in financing activities for the three months ended September 30, 2021 increased by $28,801 to $44,797 as compared to the prior year period primarily due to (i) repayment of the outstanding Tao Revolving Credit Facility balance in the current year period, (ii) higher scheduled principal payments to our MSG Networks Senior Secured Credit Facilities, and (iii) an increase of taxes paid in lieu of shares issued for share-based compensation.
Seasonality of Our Business
The revenues the Company earns from the Christmas Spectacular and arena license fees from MSG Sports in connection with the Knicks and Rangers use of the Garden generally means the Entertainment segment earns a disproportionate share of its revenues and operating income in the second and third quarters of the Company’s fiscal year with the first fiscal quarter being disproportionally lower.

As a result of the foregoing, the Company’s revenue and operating income are disproportionally higher in the fiscal second and third quarter of the fiscal year and lower in the first quarter of the fiscal year.

Recently Issued Accounting Pronouncements and Critical Accounting Policies
Recently Issued Accounting Pronouncements
See Note 2 to the consolidated financial statements included in “— Item 1. Financial Statements” of this Quarterly Report on Form 10-Q for discussion of recently issued accounting pronouncements.
Critical Accounting Policies
There have been no other material changes to the Company’s critical accounting policies from those set forth in Note 2. Summary of Significant Accounting Policies of the Company’s audited consolidated and combined financial statements and notes thereto for the year ended June 30, 2021 included in the Company’s Annual Report on Form 10-K. The following discussion has been included to provide the results of our annual impairment testing of goodwill and identifiable indefinite-lived intangible assets performed during the first quarter of Fiscal Year 2022.
Impairment of Long-Lived and Indefinite-Lived Assets
Goodwill is tested annually for impairment as of August 31st and at any time upon the occurrence of certain events or substantive changes in circumstances. The Company performs its goodwill impairment test at the reporting unit level, which is one level below the operating segment level. As of September 30, 2021, the Company had three operating and reportable segments consistent with the process the Company’s management followed in making decisions and allocating resources to the business.
For purposes of evaluating goodwill for impairment, the Company has three reporting units: Entertainment, MSG Networks and Tao Group Hospitality.
The goodwill balance reported on the Company’s consolidated balance sheet as of September 30, 2021 by reporting unit was as follows:

Entertainment	$74,309
MSG Networks	424,508
Tao Group Hospitality	1,364
$500,181
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
The Company elected to perform the qualitative assessment of impairment for all of the Company’s reporting units for the Fiscal Year 2022 annual impairment test. These assessments considered factors such as:
•macroeconomic conditions;
•industry and market considerations;
•cost factors;
•overall financial performance of the reporting units;
•other relevant company-specific factors such as changes in management, strategy or customers; and
•relevant reporting unit specific events such as changes in the carrying amount of net assets.

During the first quarter of Fiscal Year 2022, the Company performed its most recent annual impairment tests of goodwill and determined that there were no impairment of goodwill identified for any of its reporting units as of the impairment test date. Based on these impairment tests, the Company’s reporting units had sufficient safety margins, representing the excess of the estimated fair value of each reporting unit, derived from the most recent quantitative assessments, less its respective carrying value (including goodwill allocated to each respective reporting unit). The Company believes that if the fair value of the reporting unit exceeds its carrying value by greater than 10%, a sufficient safety margin has been realized.
Identifiable Indefinite-Lived Intangible Assets
Identifiable indefinite-lived intangible assets are tested annually for impairment as of August 31st and at any time upon the occurrence of certain events or substantive changes in circumstances. The following table sets forth the amount of identifiable indefinite-lived intangible assets reported in the Company’s consolidated balance sheet as of September 30, 2021:

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
During the first quarter of Fiscal Year 2022, the Company performed its most recent annual impairment test of the identifiable indefinite-lived intangible assets and determined that there were no impairments identified. Based on these impairment tests, the Company’s indefinite-lived intangible assets had sufficient safety margins, representing the excess of each identifiable indefinite-lived intangible asset’s estimated fair value over its respective carrying value. The Company believes that if the fair value of an indefinite-lived intangible asset exceeds its carrying value by greater than 10%, a sufficient safety margin has been realized.
Item 3. Quantitative and Qualitative Disclosures About Market Risk
There were no material changes to the disclosures regarding market risks in connection with our pension and postretirement plans. See Item 7A, “Quantitative and Qualitative Disclosures About Market Risk,” of our Annual Report on Form 10-K for the year ended June 30, 2021.
Potential Interest Rate Risk Exposure
The Company, through its subsidiaries MSGN L.P. and MSG National Properties, and as a result of the consolidation of Tao Group Hospitality, has potential interest rate risk exposure related to borrowings incurred under the MSG Networks Senior Secured Credit Facilities, National Properties Term Loan Facility and the Tao Senior Secured Credit Facilities. Changes in interest rates may increase interest expense payments with respect to any borrowings incurred under these credit facilities.
Borrowings under the National Properties Term Loan Facility and Tao Senior Secured Credit Facilities incur interest, depending on election by MSG National Properties and TAOG, at a floating rate based upon LIBOR, the U.S. Federal Funds Rate or the U.S. Prime Rate, plus, in the case of TAOG, an additional spread which is dependent upon the total leverage ratio at the time for Tao Senior Secured Credit Facilities. In addition, borrowings under the MSG Networks Senior Secured Credit Facilities bear interest at a floating rate, which at the option of MSGN L.P. may be either (i) a base rate plus an additional rate ranging from 0.25% to 1.25% per annum (determined based on a total net leverage ratio), or (ii) a Eurodollar rate plus an additional rate ranging from 1.25% to 2.25% per annum (determined based on a total net leverage ratio). Accordingly, the MSG Networks Senior Secured Credit Facilities, National Properties Term Loan Facility and the Tao Senior Secured Credit Facilities are subject to interest rate risk with respect to the tenor of any borrowings incurred. See Note 13 to the consolidated financial statements included in “— Item 1. Financial Statements” of this Quarterly Report on Form 10-Q for additional information on the MSG Networks Senior Secured Credit Facilities, National Properties Term Loan Facility and Tao Credit Facilities.
For the twelve months ended September 30, 2021, the interest rate on the MSG Networks Senior Secured Credit Facilities ranged from 1.58% to 1.65% and was approximately 1.58% as of September 30, 2021. The interest rate on the Tao Senior Secured Credit Facilities ranged from 2.58% to 2.65% and it was 2.59% as of September 30, 2021. In addition, the interest rate on National Properties Term Loan Facility was 7.00% as of September 30, 2021 and has been unchanged since inception. The effect of a hypothetical 100 basis point increase in floating interest rates prevailing as of September 30, 2021 and continuing for a full year would increase interest expense by $12,773, on the outstanding balances under the MSG Networks Senior Secured Credit Facilities, National Properties Term Loan Facility and Tao Senior Secured Credit Facilities.
Foreign Currency Exchange Rate Exposure
We are exposed to market risk resulting from foreign currency fluctuations, primarily to the British pound sterling through our net investment position initiated with our acquisition of land in London in the second quarter of fiscal year 2018 for future MSG Sphere development and through cash and invested funds which will be deployed in the construction of our London venue. We may evaluate and decide, to the extent reasonable and practical, to reduce the translation risk of foreign currency fluctuations by entering into foreign currency forward exchange contracts with financial institutions. If we were to enter into such hedging transactions, the market risk resulting from foreign currency fluctuations is unlikely to be entirely eliminated. We do not plan to enter into derivative financial instrument transactions for foreign currency speculative purposes. During the past twelve months ended September 30, 2021, the GBP/USD exchange rate ranged from 1.2896 to 1.4218 as compared to GBP/USD exchange rate of 1.3477 as of September 30, 2021, a fluctuation range of approximately 5%. As of September 30, 2021, a uniform hypothetical 5% fluctuation in the GBP/USD exchange rate would have resulted in a change of approximately $9,000 in the Company’s net asset value.
Item 4. Controls and Procedures
An evaluation was carried out under the supervision and with the participation of the Company’s management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934). Based on that evaluation, the Company’s Chief Executive Officer and Chief Financial Officer concluded that as of September 30, 2021 the Company’s disclosure controls and procedures were effective.
There were no changes in the Company’s internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Securities Exchange Act of 1934) during the fiscal quarter ended September 30, 2021 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II—OTHER INFORMATION
Item 1. Legal Proceedings
Fifteen complaints were filed in connection with the Merger by purported stockholders of the Company and MSG Networks Inc.
Nine of these complaints involved allegations of materially incomplete and misleading information set forth in the joint proxy statement/prospectus filed by the Company and MSG Networks Inc. in connection with the Merger. As a result of supplemental disclosures made by the Company and MSG Networks Inc. on July 1, 2021, all of the disclosure actions were voluntarily dismissed with prejudice prior to or shortly following the consummation of the Merger.
On May 27, 2021, a complaint captioned Hollywood Firefighters’ Pension Fund et al. v. James Dolan, et al., 2021-0468-KSJM, was filed in the Court of Chancery of the State of Delaware by purported stockholders of the Company against the Company, its Board of Directors (the “Board”), certain Dolan family stockholders and MSG Networks Inc. The complaint purported to allege derivative claims on behalf of the Company and claims on behalf of a putative class of Company stockholders concerning the Merger. Plaintiffs alleged, among other things, that the Merger was a business combination with an interested stockholder that is not allowed under Section 203 of the Delaware General Corporation Law (the “DGCL”), that the Board members and majority stockholders violated their fiduciary duties in agreeing to the Merger, and that the disclosures relating to the Merger were misleading or incomplete. Plaintiffs sought, among other relief, declaratory and preliminary and permanent injunctive relief enjoining the stockholder vote and consummation of the Merger, and an award of damages in the event the transaction was consummated and plaintiffs’ attorneys’ fees. On June 15, 2021, plaintiffs filed a brief in support of their motion seeking a preliminary injunction enjoining the Company’s stockholder vote and consummation of the Merger, which the defendants opposed. The Court of Chancery denied the plaintiffs’ preliminary injunction motion on July 2, 2021.
On June 9, 2021, a complaint captioned Timothy Leisz v. MSG Networks Inc. et al., 2021-0504-KSJM, was filed in the Court of Chancery of the State of Delaware by a purported stockholder of MSG Networks Inc. against MSG Networks Inc., the MSG Networks Inc. board of directors, certain Dolan family stockholders and the Company. The complaint purported to allege claims on behalf of a putative class of MSG Networks Inc. stockholders concerning the Merger. The MSG Networks Inc. plaintiff alleged, among other things, that the Merger was a business combination with an interested stockholder that is not allowed under Section 203 of the DGCL, that the MSG Networks Inc. board members and majority stockholders violated their fiduciary duties in agreeing to the Merger, and that the disclosures relating to the merger were misleading or incomplete. Plaintiff sought, among other relief, declaratory and preliminary and permanent injunctive relief enjoining the stockholder vote and consummation of the Merger, and an award of damages in the event the transaction was consummated and plaintiff’s attorneys’ fees. On June 21, 2021, plaintiff filed a brief in support of his motion seeking a preliminary injunction enjoining the MSG Networks Inc. stockholder vote and consummation of the Merger, which defendants opposed. The Court of Chancery denied the plaintiff’s preliminary injunction motion on July 2, 2021.
On July 6, 2021, a complaint captioned Stevens et al. v. Dolan et al., 2021-0575, was filed in the Court of Chancery of the State of Delaware by purported stockholders of MSG Networks Inc. against the MSG Networks Inc. board of directors. The complaint purported to allege claims on behalf of a putative class of MSG Networks Inc. stockholders concerning the Merger. The plaintiffs alleged, among other things, that the MSG Networks Inc. board members and majority stockholders violated their fiduciary duties in agreeing to the Merger and that the disclosures relating to the merger were misleading or incomplete. Plaintiffs sought, among other relief, an order rescinding the merger and rescinding any severance paid to James Dolan in connection with the Merger, an award of damages in the event the transaction was consummated, and plaintiffs’ attorneys’ fees.
On July 6, 2021, a complaint captioned The City of Boca Raton Police and Firefighters’ Retirement System v. MSG Networks Inc., 2021-0578, was filed in the Court of Chancery of the State of Delaware by purported stockholders of MSG Networks Inc. against MSG Networks Inc. The complaint purported to seek to enforce plaintiff’s right to inspect certain of MSG Networks Inc.’s books and records under Section 220 of the DGCL. The complaint was voluntarily dismissed on August 10, 2021.
On August 11, 2021, a stockholder derivative complaint captioned City of Miramar Retirement Plan and Trust Fund for General Employees et al. v. Dolan et al., 2021-0692 was filed in the Court of Chancery of the State of Delaware by purported stockholders of the Company. The complaint purported to allege derivative claims on behalf of the Company and direct claims on behalf of a putative class of Company stockholders. Plaintiffs alleged that the Board and the Company’s majority stockholders violated their fiduciary duties by failing to protect the Company’s interest in connection with the Merger. Plaintiffs sought, among other relief, an award of damages to the purported class and Company including interest, and plaintiffs’ attorneys’ fees.
On August 31, 2021, a complaint captioned Murray v. Dolan et al., 2021-0748, was filed in the Court of Chancery of the State of Delaware by purported stockholders of MSG Networks Inc. against the MSG Networks Inc. board of directors. The complaint purported to allege claims on behalf of a putative class of MSG Networks stockholders concerning the Merger. Plaintiffs alleged, among other things, that the MSG Networks Inc. board members and majority stockholders violated their fiduciary duties in agreeing to the Merger and that the disclosures relating to the merger were misleading or incomplete. Plaintiffs sought, among other relief, an order rescinding the merger and rescinding any severance paid to James Dolan in connection with the Merger, an award of damages, and plaintiffs’ attorneys’ fees.
All of the above complaints have since either been dismissed or consolidated into one of two litigations.
On September 10, 2021, the Court of Chancery entered an order consolidating the complaints in the Hollywood Firefighters and City of Miramar actions. The new consolidated action is captioned: In re Madison Square Garden Entertainment Corp. Stockholders Litigation, C.A. 2021-0468-KSJM. The consolidated plaintiffs filed their Verified Consolidated Derivative Complaint on October 11, 2021. The complaint retains all of the derivative allegations for breach of fiduciary duties that were present in the Hollywood Firefighters and City of Miramar complaints and abandons the direct claims in those prior complaints. Plaintiffs seek, among other relief, an award of damages to the Company including interest, and plaintiffs’ attorneys’ fees.
On September 27, 2021, the Court of Chancery entered an order consolidating the complaints in the Leisz, Stevens, City of Boca Raton, and Murray complaints. The new consolidated action is captioned: In re MSG Networks Inc. Stockholder Class Action Litigation, C.A. 2021-0575-KSJM. The consolidated plaintiffs filed their Verified Consolidated Stockholder Class Action Complaint on October 29, 2021. The complaint asserts claims on behalf of a putative class of former MSG Networks Inc. stockholders against each member of the board of directors of MSG Networks Inc. prior to the Merger. Plaintiffs allege that the MSG Networks Inc. board of directors and majority stockholders breached their fiduciary duties in negotiating and approving the Merger. Plaintiffs seek, among other relief, monetary damages for the putative class and plaintiffs’ attorneys’ fees.
We are currently unable to determine a range of potential liability, if any, with respect to these Merger-related claims. Accordingly, no accrual for these matters has been made in our consolidated financial statements.
The Company is a defendant in various other lawsuits. Although the outcome of these other lawsuits cannot be predicted with certainty (including the extent of available insurance, if any), management does not believe that resolution of these other lawsuits will have a material adverse effect on the Company.
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
As of September 30, 2021, the Company has the ability to repurchase up to $350 million of the Company’s Class A Common Stock under the Class A Common Stock share repurchase program authorized by the Company’s Board of Directors on March 31, 2020. Under the authorization, shares of Class A Common Stock may be purchased from time to time in open market transactions, in accordance with applicable insider trading and other securities laws and regulations. The timing and amount of purchases will depend on market conditions and other factors. No shares have been repurchased to date.

Item 6. Exhibits

(a)Index to Exhibits

EXHIBIT NO.	DESCRIPTION
10.1
MSG Networks Inc. 2010 Employee Stock Plan, as amended and assumed by Madison Square Garden Entertainment Corp. (incorporated by reference to Exhibit 4.5 to the Company’s Registration Statement on Form S-8 filed on July 9, 2021). †

10.2	Form of Madison Square Garden Entertainment Corp. Restricted Stock Units Agreement in respect of Restricted Stock Units granted under the MSG Networks Inc. 2010 Employee Stock Plan.†
10.3
Form of Madison Square Garden Entertainment Corp. Performance Restricted Stock Units Agreement in respect of Performance Restricted Stock Units granted under the MSG Networks Inc. 2010 Employee Stock Plan. †

10.4	Employment Agreement, dated as of August 27, 2021, between Madison Square Garden Entertainment Corp. and Andrea Greenberg. †
10.5
Madison Square Garden Entertainment Corp. Policy Concerning Certain Matters Relating to Madison Square Garden Sports Corp. and AMC Networks Inc., Including Responsibilities of Overlapping Directors and Officers.

10.6
Sixth Amendment to Lease Agreement, dated December 4, 1997, between RCPI Landmark Properties, L.L.C. and Radio City Productions LLC, dated July 1, 2021 (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on July 2, 2021). +

31.1	Certification by the Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	Certification by the Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1	Certification by the Chief Executive Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2	Certification by the Chief Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101	The following materials from Madison Square Garden Entertainment Corp. Quarterly Report on Form 10-Q for the quarter ended September 30, 2021, formatted in Inline Extensible Business Reporting Language (iXBRL): (i) consolidated balance sheets, (ii) consolidated statements of operations, (iii) consolidated Statements of comprehensive loss, (iv) consolidated statements of cash flows, (v) consolidated statements of equity and redeemable noncontrolling interests, and (vi) notes to consolidated financial statements.

104	The cover page from the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2021 formatted in Inline XBRL and contained in Exhibit 101.
_________________
†    This exhibit is a management contract or a compensatory plan or arrangement.
+    Certain confidential information - identified by bracketed asterisks “[*****]” - has been omitted from this exhibit pursuant to Item 601(b)(10) of Regulation S-K because it is both (i) not material and (ii) would be competitively harmful to the Registrant if publicly disclosed.

SIGNATURE
Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on the 9th day of November 2021.

Madison Square Garden Entertainment Corp.

By:	/S/ MARK H. FITZPATRICK
	Name:	Mark H. FitzPatrick
	Title:	Executive Vice President and Chief Financial Officer