Form 10-K/A
period 2021-06-30
Madison Square Garden Entertainment Corp.
filed 2022-02-09
CIK 1795250

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM
10-K/A

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
(212)
465-6000
Registrant’s telephone number, including area code:
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
Documents incorporated by reference
— Certain information required for Part III of this report is incorporated herein by reference to the proxy statement for the 2021 annual meeting of the Company’s shareholders, filed within 120 days after the close of our fiscal year.

EXPLANATORY NOTE
In accordance with Rule
12b-15
of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), the following Items of our Annual Report on Form
10-K
for the fiscal year ended June 30, 2021 (the “Form
10-K”
or the “Original Filing”) have been partially amended and the complete text of those Items, as originally filed and as amended herein, is set out in this Annual Report on Form
10-K/A
(this “Form
10-K/A”):

Explanatory Note

Part I—Item 1A.	Risk Factors

Part II—Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

Part II—Item 8.	Financial Statements and Supplementary Data

Part II—Item 9A.	Controls and Procedures

Part IV—Item 15.	Exhibits and Financial Statement Schedules
The other Items of the Original Filing have not been amended and, accordingly, have not been repeated in this Form
10-K/A.
Please note that the only changes to the Original Filing are those related to the matters described below and only in the items listed above. Except as described above, no changes have been made to the Original Filing, and this Form
10-K/A
does not modify, amend or update any of the other financial information or other information contained in the Original Filing. In addition, in accordance with Securities and Exchange Commission (“SEC”) rules, this Form
10-K/A
includes updated certifications from our Chief Executive Officer and Chief Financial Officer as Exhibits 31.1, 31.2, 32.1 and 32.2. Otherwise, the information contained in this Form
10-K/A
is as of the date of the Original Filing and does not reflect any information or events occurring after the date of the Original Filing. Such subsequent information or events include, among others, the information and events described in our originally filed Quarterly Report on Form
10-Q
for the fiscal quarter ended September 30, 2021 (the “Original Quarterly Filing”) and in our Quarterly Report on Form
10-Q/A
(“Form
10-Q/A”)
for the fiscal quarter ended September 30, 2021, which is being filed concurrently with this Form
10-K/A,
and the information and events described in our Current Reports on Form
8-K
filed subsequent to the date of the Original Filing. For a description of such subsequent information and events, please read our reports filed pursuant to the Exchange Act subsequent to the date of the Original Filing, which update and supersede certain information contained in the Original Filing and this Form
10-K/A.

i

Madison Square Garden Entertainment Corp. (the “Company”) is filing this Annual Report on Form
10-K/A
for the fiscal year ended June 30, 2021, originally filed with the SEC on August 23, 2021 (the “Original Filing Date”), to make certain changes described below.
The Company and its consolidated subsidiaries have incurred indebtedness under the following credit facilities:

•	the credit agreement (the “Tao Senior Credit Agreement”) of Tao Group Intermediate Holdings LLC and Tao Group Operating LLC (“Tao”),

•	the secured term loan facility (the “National Properties Term Loan Facility”) of MSG National Properties, LLC (“MSG National Properties”), and

•
the senior credit facilities (the “MSGN Credit Agreement” and collectively with the National Properties Term Loan Facility and the Tao Senior Credit Agreement, the “Credit Facilities”) of MSGN Holdings, L.P. (“MSG Networks”).

Although (a) the financing within Tao was in place well before costs associated with MSG Sphere began, (b) MSG National Properties incurred the National Properties Term Loan Facility during the
COVID-19
pandemic for the benefit of the core Entertainment business with significant restrictions on its use for MSG Sphere, and (c) the MSGN Credit Agreement was in place within MSG Networks while it was part of a separate public company that was merged with the Company in the first quarter of fiscal year 2022, subsequent to the Original Filing, the Company has determined that the application of Accounting Standards Codification (“ASC”) Topic
835-20
(
Capitalization of Interest
) requires that a portion of the interest incurred under the Credit Facilities should have been capitalized during the periods that the Company has been capitalizing costs related to MSG Sphere at the Venetian (the “accounting error”), which capitalization of such costs began in 2017.
Management evaluated the quantitative and qualitative impact of this accounting error on the Company’s previously issued consolidated and combined financial statements included in the Original Filing and unaudited interim consolidated and combined financial statements included in the Original Quarterly Filing (collectively, the “previously issued financial statements”) and concluded that the error was not material to its previously issued financial statements.
In addition, the Company
re-evaluated
the effectiveness of the Company’s internal control over financial reporting and identified a control deficiency associated with the accounting error, which the Company has concluded represents a material weakness in the Company’s internal control over financial reporting as of June 30, 2021. Accordingly, the Company is filing this Form
10-K/A
and is concurrently filing the Form
10-Q/A
to amend management’s assessment of the Company’s internal control over financial reporting and its disclosure controls and procedures to indicate that they were not effective as of June 30, 2021 and September 30, 2021, respectively. Further, included in this Form
10-K/A,
the Company’s independent registered public accounting firm, Deloitte & Touche LLP (“Deloitte”), is amending its Report of Independent Registered Public Accounting Firm to reflect the identification of a material weakness in the Company’s internal control over financial reporting as of June 30, 2021.
As a result of the determination to file this Form
10-K/A,
for the reasons outlined in the preceding paragraph, on February 3, 2022, the Audit Committee of the Board of Directors (the “Audit Committee”) of the Company, after discussion with management of the Company and Deloitte, determined that the Company will revise its (i) consolidated and combined financial statements for the fiscal years ended June 30, 2021, 2020 and 2019, included in the Original Filing, and (ii) unaudited interim consolidated and combined financial statements for the fiscal quarters ended September 30, 2021 and 2020, included in the Original Quarterly Filing, to correct the accounting error for all periods presented and disclose the existence of the related material weakness. The correction of this accounting error does not impact the Company’s previously reported revenues, operating income or adjusted operating income during any financial statement period. For a more detailed description of the correction of this accounting error refer to Note 23 –
Correction of Previously Issued Consolidated and Combined Financial Statements
to the consolidated and combined financial statements of the Company included in Part
II-Item
8 of this Form
10-K/A.
Except as described above, no changes have been made to the Original Filing, and this Form
10-K/A
does not modify, amend or update any of the other financial information or other information contained in the Original Filing. This Form
10-K/A
does not reflect events that may have occurred subsequent to the Original Filing Date.
This Amendment reflects (i) new consents of Deloitte & Touche LLP and KPMG LLP, (ii) new certifications pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 and Section 906 of the Sarbanes-Oxley Act of 2002, each of which is filed or furnished herewith, as applicable, and (iii) Exhibit 101 (Interactive Data Files) and Exhibit 104 (contained in Exhibit 101).

ii

Page
PART I

Item 1A. Risk Factors	1

PART II

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations	33

Item 8. Financial Statements and Supplementary Data	71

Item 9A. Controls and Procedures	71

PART IV

Item 15. Exhibits and Financial Statement Schedules	73

PART I
Item 1A.
Risk Factors
Summary of Risk Factors
The following is a summary of the principal risks that could adversely affect our business, operations and financial results. For a more complete discussion of the material risks facing our business, please see below.
General Risk Factors

•
Our operations and operating results have been, and continue to be, materially impacted by the
COVID-19
pandemic and actions taken in response by governmental authorities and certain professional sports leagues.

•	All of our businesses face intense and wide-ranging competition that may have a material negative effect on our business and results of operations.
Risks Related to Our Entertainment Business

•
The success of our Entertainment business depends on the continued popularity of our live productions, particularly the
Christmas Spectacular
, and the sporting events we host at our venues, the decline of which could have a material negative effect on our business and results of operations.

•
The Company is moving forward with its MSG Sphere initiative and is building and plans to operate its first state-of-the-art
venue in Las Vegas, while pursuing a potential venue in London. MSG Sphere will use cutting-edge technologies and will require significant capital investments by the Company. There can be no assurance that MSG Sphere will be successful.

•
Our Entertainment business strategy includes the development of new content, productions, attractions and other events which could require us to make considerable investments for which there can be no guarantee of success.

•
We depend on licenses from third parties for the performance of musical works at our venues, the loss of which or renewal of which on less favorable terms may have a negative effect on our business and results of operations.

•
Our properties are subject to, and benefit from, certain easements, the availability of which may not continue on terms favorable to us or at all. In addition, a change to or withdrawal of a New York City real estate tax exemption for the Madison Square Garden Complex may have a material negative effect on our business and results of operations.

Risks Related to Our MSG Networks Business

•
The success of our MSG Networks business depends on affiliation fees we receive under our affiliation agreements, the loss of which or renewal of which on less favorable terms may have a material negative effect on our business and results of operations.

•
Given that we depend on a limited number of distributors for a significant portion of our MSG Networks revenues, further industry consolidation could adversely affect our business and results of operations.

•
We may not be able to adapt to new content distribution platforms and to changes in consumer behavior resulting from emerging technologies, which may have a material negative effect on our business and results of operations.

•
If the rate of decline in the number of subscribers to traditional MVPDs services increases or these subscribers shift to other services or bundles that do not include the Company’s programming networks, there may be a material negative effect on the Company’s affiliation revenues.

•
We derive substantial revenues from the sale of advertising time and those revenues are subject to a number of factors, many of which are beyond our control. In addition, our media rights agreements with various professional sports teams have varying durations and terms and we may be unable to renew those agreements on acceptable terms or such rights may be lost for other reasons.

•
Our business is substantially dependent on the popularity of the NBA and NHL teams whose media rights we control; the actions of the NBA and NHL may have a material negative effect on our MSG Networks business and results of operations.

Risks Related to Our Tao Group Hospitality Business

•
Tao Group Hospitality’s revenue growth depends upon its strategy of adding new venues and Tao Group Hospitality plans to add a significant number of new venues. This will require additional capital and there can be no guarantee of success.

•
A lack of availability of suitable locations for new Tao Group Hospitality venues or a decline in the quality of the locations of current Tao Group Hospitality venues may have a material negative effect on our business and results of operations.

•
Negative publicity with respect to any of the existing or future Tao Group Hospitality brands could reduce sales at one or more of the existing or future Tao Group Hospitality venues and make the Tao Group Hospitality brands less valuable, which could have a material negative effect on our business and results of operations.

Economic and Operational Risks

•	We do not own all of our venues and our failure to renew our leases on economically attractive terms may have a material negative effect on our business and results of operations.

•	The geographic concentration of our businesses could subject us to greater risk than our competitors and have a material negative effect on our business and results of operations.

•	Our business has been adversely impacted and may, in the future, be materially adversely impacted by an economic downturn and financial instability or changes in consumer tastes and preferences.

•	Our business could be adversely affected by terrorist activity or the threat of terrorist activity, weather and other conditions that discourage congregation at prominent places of public assembly.

•	We are subject to extensive governmental regulation and our failure to comply with these regulations may have a material negative effect on our business and results of operations.

•
We face continually evolving cybersecurity and similar risks, which could result in loss, disclosure, theft, destruction or misappropriation of, or access to, our confidential information and cause disruption of our business, damage to our brands and reputation, legal exposure and financial losses.

Risks Related to Our Indebtedness and Financial Condition

•	We have substantial indebtedness and are highly leveraged, which could adversely affect our business.

•
We may require additional financing to fund our planned construction of MSG Sphere in Las Vegas, as well as certain of our obligations, ongoing operations, and capital expenditures, the availability of which is uncertain.

•
We have incurred substantial operating losses, negative adjusted operating income and negative cash flow and there is no assurance we will have operating income, positive adjusted operating income or positive cash flow in the future.

Risks Related to Governance and Our Controlled Ownership

•	We are materially dependent on MSG Sports’ performance under various agreements.

•
We are controlled by the Dolan family. As a result of their control, the Dolan family has the ability to prevent or cause a change in control or approve, prevent or influence certain actions by the Company.

•
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
mid-March
2020, and three venues were permanently closed: Avenue New York in April 2020; Vandal in June 2020; and Avenue Los Angeles in May 2021. Throughout Fiscal Year 2021, Tao Group Hospitality conducted limited operations at certain venues, subject to significant regulatory requirements, including capacity limits, curfews and social distancing requirements for outdoor and indoor dining. Tao Group Hospitality’s operations fluctuated throughout Fiscal Year 2021 as certain markets lifted restrictions, imposed restrictions, and changed operational requirements over time. See “ — Economic and Operational Risks —
We Are Subject to Extensive Governmental Regulation and Our Failure to Comply with These Regulations May Have a Material Negative Effect on Our Business and Results of Operations
” and “Part II — Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations — Introduction — Business Overview — Impact of the
COVID-19
Pandemic on Our Business.”

MSG Networks depends on the appeal of its live programming to viewing subscribers of its networks and to its advertisers. As a result of the
COVID-19
pandemic and league and government actions relating thereto, MSG Networks aired substantially fewer NBA and NHL telecasts during Fiscal Year 2021, as compared with Fiscal Year 2019 (the last full fiscal year not impacted by
COVID-19),
and consequently experienced a decrease in revenues, including a material decrease in advertising revenue. The absence of live sports games also resulted in a decrease in certain MSG Networks expenses, including rights fees, variable production expenses, and advertising sales commissions.
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
The success of our Entertainment business is largely dependent on the continued success of the
Christmas Spectacular
, and the availability of, and our venues’ ability to attract, concerts, family shows, sporting events and other events, competition for which is intense, and the ability of performers to attract strong attendance at our venues. For example, The Garden, Hulu Theater at Madison Square Garden, Radio City Music Hall and the Beacon Theatre all compete with other entertainment options in the New York City metropolitan area. The Chicago Theatre faces similar competition from other entertainment options in its market and elsewhere.
In addition, our Entertainment business is highly sensitive to customer tastes and depends on our ability to attract artists and events. The success of our Entertainment business depends in part upon our ability to offer live entertainment that is popular with customers. We contract with promoters and others to provide performers and events at our venues. There may be a limited number of popular artists, groups or events that can attract audiences to our venues, and our business would suffer to the extent that we are unable to continue to attract such artists, groups and events to perform at our venues. See “
— Our Operations and Operating Results Have Been, and Continue to be, Materially Impacted by the
COVID-19
Pandemic and Actions Taken in Response by Governmental Authorities and Certain Professional Sports Leagues.
”
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
Venue in Las Vegas, While Pursuing a Potential Venue in London. MSG Sphere Will Use Cutting-Edge Technologies and Will Require Significant Capital Investment by the Company. There Can Be No Assurance That MSG Sphere Will Be Successful
.”
Tao Group Hospitality business
. The restaurant, nightlife and hospitality industries are intensely competitive with respect to, among other things, service, price, food quality and presentation, location, atmosphere, overall experience, and the nature and condition of the setting (including customer perception of the safety measures implemented due to the
COVID-19
pandemic). Competitors of Tao Group Hospitality’s business include a large and diverse group of well-recognized upscale restaurants and nightlife venues and brands. Some of our competitors may have a larger network of venues and/or greater financial resources.
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
MSG Networks business
. Our MSG Networks business competes, in certain respects and to varying degrees, for viewers and advertisers with other programming networks, pay-per-view,
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
The financial results of our Entertainment business are dependent on the popularity of our live productions, particularly the
Christmas Spectacular
, for which the 2019 production (the last production presented prior to the impact of the
COVID-19
pandemic) represented 17% of our revenues in Fiscal Year 2020. Should the popularity of the
Christmas Spectacular
decline (including, for example, due to customer unwillingness to travel to New York City, purchase tickets to a full-capacity indoor event, comply with safety protocols or satisfy vaccination requirements to the extent applicable, all as a result of the
COVID-19
pandemic), our revenues from ticket sales, and concession and merchandise sales would likely also decline, and we might not be able to replace the lost revenue with revenues from other sources.
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
We expect MSG Sphere costs to be substantial. While it is always difficult to provide a definitive construction cost estimate for large-scale construction projects, it is particularly challenging for one as unique as MSG Sphere. In May 2019, the Company’s preliminary cost estimate for MSG Sphere at The Venetian was approximately $1.2 billion. This estimate was based only upon schematic designs for purposes of developing the Company’s budget and financial projections. In February 2020, we announced that our cost estimate, inclusive of core technology and soft costs, for MSG Sphere at The Venetian was approximately $1.66 billion. We then announced in May 2021 that numerous factors had impacted and will continue to impact the cost estimate, including the ongoing effects of the global pandemic and its impact on the global supply chain and associated costs of materials and labor, as well as changes to project design, scope and schedule — and that, as a result, we estimated the cost of the venue had increased by approximately 10%. As of June 2021, our cost estimate for MSG Sphere at The Venetian, inclusive of core technology and soft costs, was approximately $1.865 billion. Both our current and prior cost estimates are net of $75 million that the Sands has agreed to pay to defray certain construction costs and also excludes the impacts of changes in inflation and significant capitalized and non-capitalized
costs for items such as content creation, internal labor, capitalized interest, and furniture and equipment. Given the complexity of the project, the time remaining until the venue’s planned opening and the ongoing impact of the global pandemic, our cost estimate is subject to uncertainty.
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
We may also continue to explore additional domestic and international markets where these next-generation venues can be successful. The design of future MSG Spheres will be flexible to accommodate a wide range of sizes and capacities—from large-scale to smaller and more intimate—based on the needs of any individual market. In connection with the construction of the MSG Sphere venues, the Company may need to obtain additional capital beyond what is available from cash-on-hand
and cash flows from operations. With regard to MSG Sphere at The Venetian, the Company plans to finance the construction of the venue from cash-on-hand
and cash flows from operations. If the Company’s
cash-on-hand
and cash flows from operations are not sufficient to finance the remaining construction costs of MSG Sphere at The Venetian, the Company would need to access additional capital including potential incremental debt. There is no assurance that we would be able to obtain that capital. The NBA and NHL have imposed restrictions on financing transactions that require a secured interest in The Garden. While the Company plans to self-fund the construction of MSG Sphere at The Venetian, the Company’s intention for any future venues is to utilize several options, such as non-recourse
debt financing, joint ventures, equity partners and a managed venue model.
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
As part of our Entertainment business strategy, we intend to develop new content, productions, attractions and live entertainment events, for our existing and planned venues which may include expansions or enhancements of our existing productions or relationships or the creation of entirely new productions and attractions. Expansion or enhancement of productions and/or the development of new content, productions, attractions and live entertainment events could require significant upfront expense that may never result in a viable show or attraction, as well as investment in sets, staging, creative processes, commissioning and/or licensing of intellectual property, casting and advertising and may lead to dislocation of other alternative sources of entertainment that may have played in our venues absent these productions, attractions and events. To the extent that any efforts at expanding or enhancing productions or creating new productions do not result in a viable live show, or to the extent that any such productions do not achieve expected levels of popularity among audiences, we may not recover the substantial expenses we previously incurred for non-capitalized
investments, or may need to write-down all or a portion of capitalized investments. In addition, any delay in launching such productions or enhancements could result in the incurrence of operating costs which may not be recouped. For example, we wrote off a total of approximately $75.4 million of deferred production costs across fiscal years 2016 and 2017 related to the
New York Spectacular Starring the Radio City Rockettes
.

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
If the tax exemption is repealed or the teams are otherwise subject to the property tax due to no fault of the teams, the revenue that we generate from team events will be reduced on a percentage basis as set forth in the Arena License Agreements. The value of any such revenue reduction could be significant but is expected to be substantially less than the property tax paid by the teams. See
“
—
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
”
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
”
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
COVID-19
Pandemic and Actions Taken in Response by Governmental Authorities and Certain Professional Sports Leagues
.”
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
” The failure or unavailability of distribution facilities or these internal and third-party services, systems or software, depending upon its severity and duration, could have a material negative effect on our business and results of operations.

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
See “
— Risks Related to Our Indebtedness and Financial Condition —
Tao Group Hospitality Has Incurred or May Incur Indebtedness, and the Occurrence of an Event of Default Under Tao Group Hospitality’s Credit Facilities or Our Inability to Repay Such Indebtedness When Due Could Substantially Impair the Assets of Tao Group Hospitality; Other of Our Subsidiaries and Joint Ventures May Incur Indebtedness in the Future and the Failure of Those Entities or Other Parties to Perform as Expected, Including the Repayment of Outstanding Loans, Could Have a Negative Effect on Our Business.”
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
COVID-19
Pandemic and Actions Taken in Response by Governmental Authorities and Certain Professional Sports Leagues
.”
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
Our Operations and Operating Results Have Been, and Continue to be, Materially Impacted by the
COVID-19
Pandemic and Actions Taken in Response by Governmental Authorities and Certain Professional Sports Leagues.
” and “Part II — Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations — Introduction — Business Overview — Impact of the
COVID-19
Pandemic on Our Business.”
Our Business Has Been Adversely Impacted and May, in the Future, Be Materially Adversely Impacted by an Economic Downturn and Financial Instability or Changes in Consumer Tastes and Preferences.
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
COVID-19
Pandemic and Actions Taken in Response by Governmental Authorities and Certain Professional Sports Leagues
.”
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
COVID-19
Pandemic and Actions Taken in Response by Governmental Authorities and Certain Professional Sports Leagues
.”

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
COVID-19
Pandemic and Actions Taken in Response by Governmental Authorities and Certain Professional Sports Leagues,
” and “Part II — Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations — Introduction — Business Overview — Impact of the
COVID-19
Pandemic on Our Business.”
Additionally, we hold liquor licenses at each of our venues and are subject to licensing requirements with respect to the sale of alcoholic beverages in the jurisdictions in which we serve those beverages. Failure to receive or retain, or the suspension of, liquor licenses or permits could interrupt or terminate our ability to serve alcoholic beverages at the applicable venue and could have a material negative effect on our business and our results of operations. Additional regulation relating to liquor licenses may limit our activities in the future or significantly increase the cost of compliance, or both. In the jurisdictions in which our venues are located, we are subject to statutes that generally provide that serving alcohol to a visibly intoxicated or minor patron is a violation of the law and may provide for strict liability for certain damages arising out of such violations. Our liability insurance coverage may not be adequate or available to cover any potential liability.
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
Our Business Is Subject to Seasonal Fluctuations, and Our Operating Results and Cash Flow Could Vary Substantially from Period to Period.
Our revenues and expenses have been seasonal and we expect they will continue to be seasonal. For example, 17% of our revenues in Fiscal Year 2020 were derived from the
Christmas Spectacular
. Our revenues are highest in the second quarter of our fiscal year when these performances primarily occur. As a result, our business earns a disproportionate amount of its revenue and operating income in the second quarter of each fiscal year. Therefore, our operating results and cash flow reflect significant variation from period to period and will continue to do so in the future. Consequently, period-to-period
comparisons of our operating results may not necessarily be meaningful and the operating results of one period are not indicative of our financial performance during a full fiscal year. This variability may adversely affect our business, results of operations and financial condition.
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

•
anti-corruption laws and regulations, such as the U.S. Foreign Corrupt Practices Act and the U.K. Bribery Act that impose stringent requirements on how we conduct our foreign operations, and changes in these laws and regulations; and

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
Risks Related to Our Indebtedness, Financial Condition and Internal Controls
We Have Substantial Indebtedness and Are Highly Leveraged, Which Could Adversely Affect Our Business.
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
We Are Required to Assess Our Internal Control Over Financial Reporting on an Annual Basis and Our Management Has Identified a Material Weakness. If Our Remediation of the Material Weakness Is Not Effective, or We Identify Additional Material Weaknesses or Other Adverse Findings in the Future, Our Ability to Report Our Financial Condition or Results of Operations Accurately or Timely May Be Adversely Affected, Which May Result in a Loss of Investor Confidence in Our Financial Reports, Significant Expenses to Remediate Any Internal Control Deficiencies, and Ultimately Have an Adverse Effect on the Market Price of Our Common Stock.
Pursuant to Section 404 of the Sarbanes-Oxley Act of 2002, as amended, our management is required to report on, and our independent registered public accounting firm is required to attest to, the effectiveness of our internal control over financial reporting. The rules governing the standards that must be met for management to assess our internal control over financial reporting are complex and require significant documentation, testing and possible remediation. Annually, we perform activities that include reviewing, documenting and testing our internal control over financial reporting. In addition, if we fail to maintain the adequacy of our internal control over financial reporting, we will not be able to conclude on an ongoing basis that we have effective internal control over financial reporting in accordance with Section 404 of the Sarbanes-Oxley Act of 2002. If we fail to achieve and maintain an effective internal control environment, we could suffer misstatements in our financial statements and fail to meet our reporting obligations, which would likely cause investors to lose confidence in our reported financial information. This could result in significant expenses to remediate any internal control deficiencies and lead to a decline in our stock price.
Subsequent to the Original Filing, management of the Company evaluated an immaterial accounting error related to interest costs that should have been capitalized for the MSG Sphere project at the Venetian in the fiscal years ended June 30, 2021, 2020 and 2019 and in the fiscal quarter ended September 30, 2021, as prescribed by Accounting Standards Codification (“ASC”) Topic
835-20
(
Capitalization of Interest
). As a result of the accounting error, the Company has
re-evaluated
the effectiveness of the Company’s internal control over financial reporting and identified a material weakness in the Company’s internal control over financial reporting as of June 30, 2021 and September 30, 2021. A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of a company’s annual or interim financial statements will not be prevented or detected on a timely basis. For further discussion regarding the accounting error and the correction of such error to the Company’s previously issued consolidated and combined financial statements, see Note 23 –
Correction of Previously Issued Consolidated and Combined Financial Statements
to the consolidated and combined financial statements of the Company included in Part
II-Item
8 of this Form
10-K/A.
Our management may be unable to conclude in future periods that our disclosure controls and procedures are effective due to the effects of various factors, which may, in part, include unremediated material weaknesses in internal controls over financial reporting. For further discussion of the material weakness, see Item 9A. Controls and Procedures. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in those reports is accumulated and communicated to the company’s management, including its principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure.
Management is committed to maintaining a strong internal control environment and believes its remediation efforts will represent an improvement in existing controls. Management anticipates that the new controls, as implemented and when tested for a sufficient period of time, will remediate the material weakness. We may not be successful in promptly remediating the material weaknesses identified by management, or be able to identify and remediate additional control deficiencies, including material weaknesses, in the future.

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
We also entered into various agreements with MSG Sports that govern our ongoing commercial relationship subsequent to the Entertainment Distribution, including Arena License Agreements that require two of MSG Sports’ professional sports teams—the Knicks and the Rangers—to play home games at The Garden, sponsorship agency agreements in connection with the sale of sponsorships and advertising for the Knicks and Rangers, as well as MSG Sports’ other teams, and a trademark license agreement regarding the use of the “MSG” and Madison Square Garden marks for certain purposes. These agreements, other than the Arena License Agreements, are each subject to potential termination by MSG Sports in the event MSG Sports and the Company are no longer affiliates.

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
”
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
Certain Adverse U.S. Federal Income Tax Consequences Might Apply to
Non-U.S.
Holders That Hold Our Class A Common Stock and Class B Common Stock If We Are Treated as a USRPHC.
The Company has not made a determination as to whether we are deemed to be a USRPHC, as defined in section 897(c)(2) of the Code. In general, we would be considered a USRPHC if 50% or more of the fair market value of our assets constitute “United States real property interests” within the meaning of the Code. However, the determination of whether we are a USRPHC turns on the relative fair market value of our United States real property interests and our other assets, and because the USRPHC rules are complex and the determination of whether we are a USRPHC depends on facts and circumstances that may be beyond our control, we can give no assurance as to our USRPHC status after the Entertainment Distribution. If we are treated as a USRPHC, certain adverse U.S. federal income tax consequences might apply to
non-U.S.
holders that hold our Class A Common Stock and Class B Common Stock. For more information, see the section entitled “The Distribution—Material U.S. Federal Income Tax Consequences of the Distribution” in the Company’s Information Statement, dated April 6, 2020 (the “Information Statement”), filed as Exhibit 99.1 to the Company’s Current Report on Form
8-K
filed on April 7, 2020.
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
Although we expect that the strategic benefits, additional income and elimination of duplicative costs, as well as the realization of other efficiencies related to the integration of the businesses to offset incremental transaction and Merger-related costs over time, we may encounter difficulties in the integration and any net benefit may not be achieved in the near term or at all. It is possible that the integration process could take longer than originally anticipated and could result in the loss of key employees; the loss of commercial and vendor partners; the disruption of our ongoing businesses; inconsistencies in standards, controls, procedures and policies; unexpected integration issues; and higher than expected integration costs.
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
In addition, the affirmative vote or consent of the holders of at least 66
2
/
3
% of the outstanding shares of the Class B Common Stock, voting separately as a class, is required to approve:

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

PART II
Item 7.
Management
’
s Discussion and Analysis of Financial Condition and Results of Operations
This Management’s Discussion and Analysis of Financial Condition and Results of Operations (“MD&A”) contains forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. In this MD&A, there are statements concerning the future operating and future financial performance of Madison Square Garden Entertainment Corp. and its direct and indirect subsidiaries (collectively, “we,” “us,” “our,” “MSG Entertainment,” or the “Company”), including the impact of the
COVID-19
pandemic on our future operations, the success of the merger with MSG Networks Inc. (“MSG Networks”) and our ability to realize the benefits of the merger, our anticipated operational cash burn on a go-forward
basis, cost-cutting measures the Company may or may not pursue to preserve cash and financial flexibility, the potential for future impairment charges, the timing and costs of new venue construction and our plans to pursue additional debt financing and negotiate amendments to the National Properties Term Loan Facility or Tao Group Hospitality’s credit facility. Words such as “expects,” “anticipates,” “believes,” “estimates,” “may,” “will,” “should,” “could,” “potential,” “continue,” “intends,” “plans,” and similar words and terms used in the discussion of future operating and future financial performance identify forward-looking statements. Investors are cautioned that such forward-looking statements are not guarantees of future performance, results or events and involve risks and uncertainties and that actual results or developments may differ materially from the forward-looking statements as a result of various factors. Factors that may cause such differences to occur include, but are not limited to:

•
our ability to effectively manage the impacts of the
COVID-19
pandemic and the actions taken in response by governmental authorities and certain professional sports leagues, including ensuring compliance with rules and regulations imposed upon our venues as they are permitted to reopen;

•
risks related to the Merger, as defined herein, with MSG Networks, including, but not limited to: failure to realize the expected benefits of the Merger, business disruption following the Merger and the risk of any litigation relating to the Merger;

•	the extent to which attendance at our venues following their reopening will be suppressed due to government actions and continuing health concerns by potential attendees;

•
the impact on the payments we receive under the Arena License Agreements as a result of government-mandated capacity restrictions, league restrictions and/or social-distancing or vaccination requirements at Knicks and Rangers games;

•	the level of our expenses and our operational cash burn rate, including our corporate expenses as a stand-alone publicly traded company;

•
our ability to successfully design, construct, finance and operate new entertainment venues in Las Vegas and other markets, and the investments, costs and timing associated with those efforts, including the impact of the temporary suspension of construction and any other construction delays and/or cost overruns;

•
the level of our revenues, which depends in part on the popularity of the
Christmas Spectacular Starring the Radio City Rockettes
(“
Christmas Spectacular
”), the sports teams whose games are played at The Garden and broadcast on our networks and other entertainment and other events which are presented in our venues or broadcast on our networks;

•
the demand for our MSG Networks programming among cable, satellite, telephone and other platforms (“Distributors”) and the subscribers thereto, and our ability to enter into and renew affiliation agreements with Distributors, or to do so on favorable terms, as well as the impact of consolidation among Distributors;

•	the ability of our Distributors to maintain, or minimize declines in, subscriber levels;

•	the impact of subscribers selecting Distributors’ packages that do not include our networks or Distributors that do not carry our networks at all;

•	the security of our MSG Networks program signal and electronic data;

•	the on-ice and on-court performance of the professional sports teams whose games we broadcast on our networks and host in our venues;

•	the level of our capital expenditures and other investments;

•	general economic conditions, especially in the New York City, Las Vegas, Chicago and London metropolitan areas where we have (or plan to have) significant business activities;

•	the demand for sponsorship arrangements and advertising and viewer ratings for our networks;

•
competition, for example, from other venues and other sports and entertainment and nightlife options and other regional sports and entertainment networks, including the construction of new competing venues;

•	the relocation or insolvency of professional sports teams with which we have a media rights agreement;

•	our ability to maintain, obtain or produce content, together with the cost of such content;

•	our ability to renew or replace our media rights agreements with professional sports teams through MSG Networks;

•	changes in laws, guidelines, bulletins, directives, policies and agreements, and regulations under which we operate;

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

•
the continued popularity and success of Tao Group Hospitality dining and nightlife venues, as well as its existing brands, and the ability to successfully open and operate new entertainment dining and nightlife venues;

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

•	the operating and financial performance of our strategic acquisitions and investments, including those we do not control;

•	our internal control environment, remediation of the material weakness, and our ability to identify any future material weaknesses;

•	the costs associated with, and the outcome of, litigation and other proceedings to the extent uninsured, including litigation or other claims against companies we invest in or acquire;

•
the impact of governmental regulations or laws, changes in how those regulations and laws are interpreted, including with respect to the legalization of sports gaming, as well as the continued benefit of certain tax exemptions and the ability to maintain necessary permits or licenses;

•	the impact of any government plans to redesign New York City’s Pennsylvania Station;

•	the impact of sports league rules, regulations and/or agreements and changes thereto;

•	the substantial amount of debt incurred, and any default, by our subsidiaries under their respective credit facilities;

•	financial community and rating agency perceptions of our business, operations, financial condition and the industries in which we operate;

•	the ability of our investees and others to repay loans and advances we have extended to them;

•	the tax-free treatment of the Entertainment Distribution (as defined below);

•	our ability to achieve the intended benefits of the Entertainment Distribution and the Merger with MSG Networks;

•	the performance by MSG Sports of its obligations under various agreements with the Company related to the Entertainment Distribution and ongoing commercial arrangements;

•	lack of operating history as an operating company and costs associated with being an independent public company; and

•	the additional factors described under “Part I — Item 1A. Risk Factors” included in this Annual Report on Form 10-K.
We disclaim any obligation to update or revise the forward-looking statements contained herein, except as otherwise required by applicable federal securities laws.
All dollar amounts included in the following MD&A are presented in thousands, except as otherwise noted.
Introduction
This MD&A is provided as a supplement to, and should be read in conjunction with, the audited consolidated and combined financial statements and footnotes thereto included in Item 8 of this Annual Report on Form
10-K
to help provide an understanding of our financial condition, changes in financial condition and results of operations
.
Unless the context otherwise requires, all references to “we,” “us,” “our,” “MSG Entertainment,” or the “Company” refer collectively to Madison Square Garden Entertainment Corp., a holding company, and its direct and indirect subsidiaries through which substantially all of our operations are conducted. Through the period ended April 17, 2020, the Company operated and reported financial information as one reportable segment. Following the Entertainment Distribution on April 17, 2020, the Company has two segments (the Entertainment business and the Tao Group Hospitality business). See Note 21 to the consolidated and combined financial statements included in Item 8 of this Annual Report on Form
10-K
for further discussion of the Company’s segment reporting. Following the Merger with MSG Networks, the Company has a third segment related to that business. Although we have included selected information related to that business herein, because the Merger was completed after the fiscal year end, we will not begin fully reporting on the MSG Networks segment until the first quarter of Fiscal Year 2022. As disclosed in Note 23 to the consolidated and combined financial statements, the Company’s consolidated and combined financial statements as of June 30, 2021 and 2020 and for the years ended June 30, 2021, 2020 and 2019 have been revised to give effect to the correction of an error related to capitalized interest associated with the Company’s outstanding indebtedness in accordance with ASC Topic
835-20.
As a result, the Management’s Discussion and Analysis of the Company’s Financial Condition and Results of Operation set forth below has been revised to give effect to the correction of the accounting error, which was not material to any period presented. Otherwise, the information contained in this MD&A is as of the date of the Original Filing and does not reflect any information or events occurring after the date of the Original Filing.
Our MD&A is organized as follows:
Business Overview.
This section provides a general description of our business, as well as other matters that we believe are important in understanding our results of operations and financial condition and in anticipating future trends.
Results of Operations.
This section provides an analysis of our results of operations for the years ended June 30, 2021 and 2020 on both a (i) consolidated and combined basis and (ii) segment basis
.
Our reportable segments during these periods were Entertainment and Tao Group Hospitality.
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

Seasonality of Our Business.
This section discusses the seasonal performance of our Entertainment and Tao Group Hospitality segments
.
Recently Issued Accounting Pronouncements and Critical Accounting Policies.
This section includes a discussion of accounting policies considered to be important to our financial condition and results of operations and which require significant judgment and estimates on the part of management in their application
.
In addition, all of our significant accounting policies, including our critical accounting policies, are discussed in the notes to our consolidated and combined financial statements included in Item 8 of this Annual Report on Form
10-K.
Business Overview
MSG Entertainment is a leader in live entertainment comprised of iconic venues; marquee entertainment brands; regional sports and entertainment networks; popular dining and nightlife offerings; and a premier music festival. We manage our business through the following operating segments:
Entertainment
: This segment includes our portfolio of the following venues: Madison Square Garden (“The Garden”), Hulu Theater at Madison Square Garden, Radio City Music Hall, the Beacon Theatre, and The Chicago Theatre. In addition, the Company has unveiled its vision for state-of-the-art
venues, called MSG Sphere, and its currently building its first venue in Las Vegas. Also included in this segment is the original production, the
Christmas Spectacular
, as well as the Company’s controlling interest in BCE, the entertainment production company that owns and operates the Boston Calling Music Festival. The Entertainment segment also includes our booking business, which features a variety of live entertainment and sports experiences.
Tao Group Hospitality
: This segment features the Company’s controlling interest in Tao Group Hospitality, a hospitality group with globally-recognized entertainment dining and nightlife brands including: Tao, Marquee, Lavo, Beauty & Essex, Cathédrale, Hakkasan, and Omnia. Tao Group Hospitality operates 61 entertainment dining and nightlife venues spanning 23 markets across five continents. On April 27, 2021, in connection with Tao Group Hospitality’s venue expansion plans, Tao Group
Sub-Holdings
LLC, a subsidiary of Tao Group Hospitality and an indirect subsidiary of the Company, entered into a Transaction Agreement pursuant to which Tao Group
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
—
General Risk Factors
—
Our Operations and Operating Results Have Been, and Continue to be, Materially Impacted by the
COVID-19
Pandemic and Actions Taken in Response by Governmental Authorities and Certain Professional Sports Leagues
.”
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
Description of Our Segments
Entertainment
Our Entertainment segment, which represented approximately 45% of our consolidated revenues for Fiscal Year 2021, is one of the country’s leaders in live entertainment
.
Entertainment produces, presents and hosts live entertainment events, including (i) concerts, (ii) other live events such as family shows, performing arts events and special events and (iii) sports events, in our diverse collection of venues. Those venues include The Garden, Hulu Theater at Madison Square Garden, Radio City Music Hall, the Beacon Theatre, and The Chicago Theatre. The scope of our collection of venues enables us to showcase acts that cover a wide spectrum of genres and popular appeal.
Although we primarily license our venues to third-party promoters for a fee, we also promote or co-promote
shows. If we serve as promoters or
co-promoters
of a show, we have economic risk relating to the event.
Our Entertainment segment also creates, produces and/or presents live productions that are performed in the Company’s venues. This includes the
Christmas Spectacular
, which is the top grossing live holiday family show in North America, featuring the Rockettes. The
Christmas Spectacular
has been performed at Radio City Music Hall for 87 years.
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

Revenue Sources—Entertainment
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
Expenses—Entertainment
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
Staging Costs
Staging costs for our proprietary events as well as other events that we promote include the costs of sets, lighting, display technologies, special effects, sound and all of the other technical aspects involved in presenting a live entertainment event. These costs vary substantially depending on the nature of the particular show, but tend to be highest for large-scale theatrical productions, such as the
Christmas Spectacular
. For concerts we promote, the performer usually provides a fully-produced show. Along with performer salaries, the staging costs associated with a given production are an important factor in the determination of ticket prices.

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
In connection with the Entertainment Distribution, the Company and MSG Sports entered into Arena License Agreements related to the use of The Garden by MSG Sports as discussed under
Venue License Fees
.
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
Revenue Sources—Tao Group Hospitality
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

Expenses—Tao Group Hospitality
Entertainment Dining and Nightlife Offerings Costs
The Tao Group Hospitality restaurants and nightlife and hospitality venues incur costs for providing food and beverage as well as banquet hosting services to customers. Dining and nightlife offering costs primarily include the following:

•	labor costs, consisting of restaurant management salaries, hourly staff payroll and other payroll-related items, including taxes and fringe benefits;

•	food and beverage costs;

•	operating costs, consisting of entertainment and performers, maintenance, utilities, bank and credit card charges, and any other restaurant-level expenses; and

•	occupancy costs, consisting of both fixed and variable portions of rent, common area maintenance charges, insurance premiums and taxes.
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
Pandemic on Our Business
” for more information.

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

Results of Operations
Comparison of the Year Ended June 30, 2021 versus the Year Ended June 30, 2020
Consolidated and Combined Results of Operations
The table below sets forth, for the periods presented, certain historical financial information.

	Years Ended June 30,		Change (a)
	2021	2020	Amount	Percentage
Revenues	$180,401	$762,936	$(582,535)	(76)%
Direct operating expenses	171,924	508,122	(336,198)	(66)%
Selling, general and administrative expenses (“SG&A”)	322,714	344,637	(21,923)	(6)%
Depreciation and amortization	114,664	104,899	9,765	9%
Impairment for intangibles, long-lived assets, and goodwill	—	105,817	(105,817)	(100)%
Gain on disposal of assets held for sale and associated settlements (b)	—	(240,783)	240,783	100%
Restructuring charges (b)	21,299	—	21,299	NM

Operating loss	(450,200)	(59,756)	(390,444)	NM
Other income (expense):
Loss in equity method investments	(6,858)	(4,433)	(2,425)	(55)%
Interest income (expense), net	1,065	17,753	(16,688)	NM
Miscellaneous income, net	51,062	38,855	12,207	31%

Loss from operations before income taxes	(404,931)	(7,581)	(397,350)	NM
Income tax benefit (expense)	9,371	(5,046)	14,417	NM

Net loss	(395,560)	(12,627)	(382,933)	NM
Less: Net loss attributable to redeemable noncontrolling interests	(16,269)	(30,387)	14,118	46%
Less: Net loss attributable to nonredeemable noncontrolling interests	(2,099)	(1,534)	(565)	(37)%

Net income (loss) attributable to Madison Square Garden Entertainment Corp.’s stockholders	$(377,192)	$19,294	$(396,486)	NM

NM — Percentage is not meaningful

(a)
The consolidated statements of operations for Fiscal Year 2021 and the activities from April 18, 2020 to June 30, 2020 included on the statement of operations for Fiscal Year 2020 are presented on a consolidated basis, as the Company became a standalone public company on April 17, 2020. The financial information for the period of July 1, 2019 to April 17, 2020 that is included in the Company’s combined statements of operations for Fiscal Year 2020 was prepared on a standalone basis derived from the consolidated financial statements and accounting records of the Company’s former parent, MSG Sports, and is presented on the basis of carve-out
financial statements as the Company was not a standalone public company prior to the Entertainment Distribution. In addition, the Company’s operating results were materially impacted during Fiscal Year 2021 and part of Fiscal Year 2020 by the
COVID-19
pandemic and government actions taken in response. See “— Introduction — Business Overview — Impact of the
COVID-19
Pandemic on Our Business” for more information.

(b)
See “Business Segment Results - Entertainment” for a more detailed discussion of the company’s gain on disposal of assets held for sale and associated settlements and impairment for intangibles, long-lived assets, and goodwill in Fiscal Year 2020.

The following is a summary of changes in segments’ operating results for Fiscal Year 2021 as compared to Fiscal Year 2020.

Changes attributable to	Revenues	Direct operating expenses (b)	SG&A (c)	Depreciation and amortization	Impairment for intangibles, long-lived assets, and goodwill	Gain on disposal of assets held for sale and associated settlements	Restructuring charges	Operating loss
Entertainment segment (a)	$(502,927)	$(285,554)	$(13,338)	$(4,147)	$—	$240,783	$21,299	$(461,970)
Tao Group Hospitality segment (a)	(80,035)	(50,047)	(9,015)	799	(94,946)	—	—	73,174
Purchase accounting adjustments	—	(1,027)	(6)	13,113	(10,871)	—	—	(1,209)
Inter-segment eliminations	427	430	436	—	—	—	—	(439)

	$(582,535)	$(336,198)	$(21,923)	$9,765	$(105,817)	$240,783	$21,299	$(390,444)

(a)	See “Business Segment Results” for a more detailed discussion of the operating results of our segments.
(b)	Direct operating expenses primarily include:

•	event costs related to the presentation, production and marketing of our events;

•	revenue sharing expenses associated with the venue-related signage, sponsorship and suite license fee revenues that are attributable to MSG Sports;

•	venue lease, maintenance and other operating expenses, net of recovery charges for venue usage from MSG Sports for hosting the home games of the Knicks and Rangers at The Garden;

•	the cost of concessions, merchandise and food and beverage sold at our venues; and

•	restaurant operating expenses, inclusive of labor costs.

(c)
SG&A primarily consist of administrative costs, including compensation, professional fees, sales and marketing costs, including non-event
related advertising expenses, and business development costs, as well as costs associated with the development of MSG Sphere, including technology and content development costs.

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
Interest income (expense), net
Net interest income for Fiscal Year 2021 was $1,065 as compared to net interest income of $17,753 in Fiscal Year 2020, a decrease of net interest income of $16,688. The decrease in net interest income in the current year was primarily due to (i) higher interest expense in the current year associated with the National Properties Term Loan Facility of $33,481, (ii) lower interest income of $16,720 as the Company shifted its investments into U.S. Treasury Bills, money market funds, and time deposits, which yield a lower interest rate, and, to a lesser extent, the absence of interest income earned on a loan extended to The Azoff Company as compared to prior year since the loan was repaid during the second quarter of Fiscal Year 2020. Additionally, the decrease in net interest income was due to higher interest capitalization related to construction of approximately $32,800. The Company capitalized approximately $34,900 of interest for Fiscal Year 2021 as compared to approximately $2,100 for Fiscal Year 2020.
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
10-K
for further discussion.
Income taxes
Income tax benefit for Fiscal Year 2021 of $9,371 differs from income tax benefit derived from applying the statutory federal rate of 21% to the pretax loss primarily due to (i) increase in valuation allowance of $109,588, (ii) tax expense of $5,311 related to nondeductible officers’ compensation, and (iii) tax expense of $3,857 relating to noncontrolling interests, partially offset by state income tax benefit of $40,546. See Note 19 to the consolidated and combined financial statements included in Item 8 of this Annual Report on Form
10-K
for further details on the components of income tax and a reconciliation of the statutory federal rate to the effective tax rate.

Income tax expense for Fiscal Year 2020 of $5,046 differs from income tax benefit derived from applying the statutory federal rate of 21% to the pretax loss primarily due to (i) state income tax expense of $4,259, (ii) tax expense of $6,704 relating to noncontrolling interests, (iii) tax expense of $6,961 relating to nondeductible transaction costs, and (iv) tax expense of $4,407 related to nondeductible officers’ compensation, partially offset by a decrease in valuation allowance of $14,895.
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
Management believes that the exclusion of share-based compensation expense or benefit allows investors to better track the performance of the various operating units of the Company’s business without regard to the settlement of an obligation that is not expected to be made in cash. In addition, the Company believes that given the length of the arena license agreements and resulting magnitude of the difference in leasing revenue recognized and cash revenue received, the exclusion of non-cash
leasing revenue provides investors with a clearer picture of the Company’s operating performance.
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

(a)
Depreciation and amortization included purchase accounting adjustments of $25,567 and $12,454 for the years ended June 30, 2021 and 2020, respectively. The increase in purchase accounting adjustments related depreciation and amortization for Fiscal Year 2021 include $14,280 of accelerated amortization expense for certain Tao Group Hospitality venue management contracts that were converted to operating leases.

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

Factors Affecting Results of Operations
Carve-out
Financial Statements
The consolidated statement of operations for Fiscal Year 2021 and the activities from April 18, 2020 to June 30, 2020 included on the statement of operations for Fiscal Year 2020 are prepared on a consolidated basis, as the Company became a standalone public company on April 17, 2020. The Company’s financial information for the period of July 1, 2019 to April 17, 2020 that is included in the results of operations for Fiscal Year 2020 were prepared on a standalone basis derived from the consolidated financial statements and accounting records of the Company’s former parent, MSG Sports, and are presented as carve-out
financial statements as the Company was not a standalone public company prior to the Entertainment Distribution.
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
Pandemic on Our Business
” for more information.
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
Pandemic on Our Business
” for more information.

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

$(285,554)

Selling, general and administrative expenses
Selling, general and administrative expenses for Fiscal Year 2021 decreased $13,338, or 5%, to $268,705 as compared to Fiscal Year 2020. The decrease was primarily due to (i) a net decrease in employee compensation and related benefits of $34,835, primarily as a result of the Company’s full-time workforce reduction in August 2020, and (ii) lower net professional fees of $25,368 associated with litigation, MSG Sphere content development and corporate development. The decrease was partially offset by an incremental expense for share-based compensation of $11,129 associated with the cancellation of certain awards pursuant to a settlement agreement and other net increases, and $15,614 of professional fees associated with the Company’s merger with MSG Networks and the impact of the Company’s spin-off
from MSG Sports, which impacted the year-over-year comparability of certain results since the prior year operating results were prepared under a carve-out
basis.
See “
—
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
Pandemic on Our Business
” for more information.

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
which permits the discussion to be limited to the two most recent fiscal years. The aforementioned discussion and analysis deals with comparisons of material changes in the consolidated financial statements for Fiscal Year 2021 and Fiscal Year 2020. For the comparison of Fiscal Year 2020 and Fiscal Year 2019, see “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in Part II, Item 7 of our 2020 Annual Report on Form
10-K,
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
Impact of the
COVID-19
Pandemic on Our Business
” and “Part I — Item 1A. Risk Factors — General Risk Factors —
Our Operations and Operating Results Have Been, and Continue to be, Materially Impacted by the
COVID-19
Pandemic and Actions Taken in Response by Governmental Authorities and Certain Professional Sports Leagues.
”

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
sheet and
on-balance
sheet commitments. Our cash and cash equivalents include approximately $233,000 in advance cash proceeds—primarily related to suites, tickets, and, to a lesser extent, sponsorships — all of which would be addressed, to the extent necessary, through credits, make-goods, refunds and/or rescheduled dates.
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
See “— Introduction —Business Overview —
Impact of the
COVID-19
Pandemic on Our Business.
” We expect that the Company will increase the availability under its subordinated loan with Tao Group Hospitality, which will provide additional capital necessary, together with cash-on-hand,
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
Our cost estimate, as of June 2021, inclusive of core technology and soft costs, for MSG Sphere at The Venetian is approximately $1,865,000. This cost estimate is net of $75,000 that the Sands has agreed to pay to defray certain construction costs and also excludes the impacts of changes in inflation and significant capitalized and non-capitalized
costs for items such as content creation, internal labor, capitalized interest, and furniture and equipment. Relative to our cost estimate above, our actual construction costs for MSG Sphere at The Venetian incurred through June 30, 2021 were approximately $850,000, which is net of $65,000 received from Sands during Fiscal Year 2021. In addition, the amount of construction costs incurred as of June 30, 2021 includes approximately $98,000 of accrued expenses that were not yet paid as of that date. As with any major construction project, the construction of MSG Sphere is subject to potential unexpected delays, costs or other complications.
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
The principal obligations under the National Properties Term Loan Facility are to be repaid in quarterly installments in an aggregate amount equal to 1.00% per annum (0.25% per quarter), with the balance due at the maturity of the facility. The National Properties Term Loan Facility will mature on November 12, 2025. Borrowings under the National Properties Term Loan Facility bear interest at a floating rate, which at the option of MSG National Properties may be either (i) a base rate plus a margin of 5.25% per annum or (ii) LIBOR, with a floor of 0.75%, plus a margin of 6.25% per annum. The interest rate on the National Properties Term Loan Facility as of June 30, 2021 was 7.00%. During Fiscal Year 2021, MSG National Properties made principal payments of $3,250 under the National Properties Term Loan Facility.
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
Consolidation
.
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
On May 23, 2019, MSG Entertainment Holdings LLC, a subsidiary of the Company, and Tao Group Sub Holdings LLC, a subsidiary of Tao Group Hospitality, entered into a Credit Agreement providing for a credit facility of $49,000 that matures on August 22, 2024 (the “Tao Subordinated Credit Agreement”). On June 15, 2020, the Tao Subordinated Credit Agreement was amended to provide an additional $22,000 of borrowing capacity. As of June 30, 2021, the outstanding balance under the Tao Subordinated Credit Agreement was $63,000. The balances and interest-related activities pertaining to the Tao Subordinated Credit Agreement have been eliminated in the consolidated and combined financial statements in accordance with ASC Topic 810,
Consolidation
. During Fiscal Year 2021, Tao Group Hospitality made principal payments of $5,000 under the Tao Senior Credit Agreement.
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
Cash Flow Discussion
As of June 30, 2021, cash, cash equivalents and restricted cash totaled $1,191,744, as compared to $924,304 as of June 30, 2020 and $1,092,065 as of June 30, 2019. The following table summarizes the Company’s cash flow activities for the years ended June 30, 2021 and 2020:

	Years Ended June 30,

	2021	2020

Net loss	$(395,560)	$(12,627)
Adjustments to reconcile net loss to net cash provided by operating activities	132,793	122,357

Subtotal	$(262,767)	$109,730
Changes in working capital assets and liabilities	8,177	(11,639)

Net cash provided by (used in) operating activities	$(254,590)	$98,091
Net cash used in investing activities	(119,330)	(391,717)
Net cash provided by financing activities	633,333	122,938
Effect of exchange rates on cash, cash equivalents and restricted cash	8,027	2,927

Net increase (decrease) in cash, cash equivalents and restricted cash	$267,440	$(167,761)

Operating Activities
Net cash used in operating activities for Fiscal Year 2021 increased by $352,681 to $254,590 as compared to the prior year primarily due to a higher operating loss in the current year and changes in working capital assets and liabilities, which included higher collections due to promoters, partially offset by lower cash receipts from collections of accounts receivables and payments for certain prepaid insurance.
Investing Activities
Net cash used in investing activities for Fiscal Year 2021 decreased by $272,387 to $119,330 as compared to the prior year primarily due to the absence of cash used to purchase short-term investments in the prior year period, as well as higher proceeds from the maturity of short-term investments in the current year.

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

(a)
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

(b)
See Note 14 to the consolidated and combined financial statements included in Item 8 of this Annual Report on Form
10-K
for more information surrounding the principal repayments required under the Tao Senior Secured Credit Facilities and a note with respect to a $637 loan received by BCE from its noncontrolling interest holder that is due in April 2023.

(c)	Includes accrued expense of approximately $98,000 associated with the development and construction of MSG Sphere in Las Vegas, all due within Fiscal Year 2022.
(d)
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
Christmas Spectacular
, and accordingly, such seasonality is not indicative for Fiscal Year 2021.
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
No. 2017-04,
Intangibles—Goodwill and Other (Topic 350): Simplifying the Accounting for Goodwill Impairment
in the third quarter of Fiscal Year 2020. ASU
No. 2017-04
removes Step 2 of the goodwill impairment test, which requires a hypothetical purchase price allocation. A goodwill impairment is now the amount by which a reporting unit’s carrying value exceeds its fair value, not to exceed the carrying amount of goodwill.
The Company’s long-lived and indefinite-lived assets accounted for approximately 63% of the Company’s consolidated total assets as of June 30, 2021 and consisted of the following:

Goodwill	$77,687
Indefinite-lived intangible assets	63,801
Amortizable intangible assets, net of accumulated amortization	171,451
Property and equipment, net	2,148,575
Right-of-use lease assets	268,568

$2,730,082

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
Goodwill
Goodwill is tested annually for impairment as of August 31
st
and at any time upon the occurrence of certain events or substantive changes in circumstances. The Company performs its goodwill impairment test at the reporting unit level, which is one level below the operating segment level. As of June 30, 2021, the Company has two operating and reportable segments, Entertainment and Tao Group Hospitality, consistent with the way management makes decisions and allocates resources to the business.
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
COVID-19
Pandemic and Actions Taken in Response by Governmental Authorities and Certain Professional Sports Leagues
” for more information about the risks to the Company’s business operations as a result of the
COVID-19
pandemic.
Identifiable Indefinite-Lived Intangible Assets
Identifiable indefinite-lived intangible assets are tested annually for impairment as of August 31 st
and at any time upon the occurrence of certain events or substantive changes in circumstances. The following table sets forth the amount of identifiable indefinite-lived intangible assets reported in the Company’s consolidated balance sheet as of June 30, 2021:

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
Item 9A.
Controls and Procedures
Evaluation of Disclosure Controls and Procedures
Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures as defined in Rules
13a-15(e)
and
15d-15(e)
under the Exchange Act, as of June 30, 2021. Our Chief Executive Officer and Chief Financial Officer previously evaluated and concluded that our disclosure controls and procedures were effective as of June 30, 2021. As a result of the material weakness in our internal control over financial reporting described below, our Chief Executive Officer and Chief Financial Officer, have updated their evaluation and now conclude the Company’s disclosure controls and procedures were not effective as of June 30, 2021 due to a material weakness in the Company’s internal control over financial reporting described below.
Notwithstanding the ineffective disclosure controls and procedures as a result of the identified material weakness, our Chief Executive Officer and Chief Financial Officer have concluded that the consolidated and combined financial statements as originally issued in the Original Filing and as revised in this Annual Report on Form
10-K/A
present fairly, in all material respects, the Company’s financial position, results of operations and cash flows in accordance with generally accepted accounting principles in the United States of America (U.S. GAAP).
Management’s Report on Internal Control over Financial Reporting (as revised)
Management is responsible for establishing and maintaining adequate internal control over financial reporting, as defined in Rules
13a-15(f)
and
15d-15(f)
of the Exchange Act. The Company’s internal control over financial reporting includes those policies and procedures that (i) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the Company; (ii) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the Company are being made only in accordance with authorizations of management and directors of the Company; and (iii) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the Company’s assets that could have a material effect on the financial statements.
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
Under the supervision and with the participation of management, including the Company’s Chief Executive Officer and Chief Financial Officer, we conducted an evaluation of the effectiveness of our internal control over financial reporting based on the framework in Internal Control — Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (the “COSO Framework”). In conducting the Company’s assessment of the effectiveness of its internal control over financial reporting, management elected to exclude the operations of Hakkasan within the Tao Group Hospitality segment, which was acquired by Tao Group Hospitality in the fourth quarter of Fiscal Year 2021. Hakkasan represented $165.5 million of the consolidated total assets as of June 30, 2021 (including $47.2 million of related intangibles and $3.4 million of goodwill which were included within the scope of the assessment) and $27.6 million of the consolidated total revenues for Fiscal Year 2021.
Previously based upon that evaluation by our Chief Executive Officer and Chief Financial Officer, we determined that our internal control over financial reporting was effective as of June 30, 2021. However, as discussed above based upon the evaluation of these criteria and considering the material weakness described below, management, with the participation of our Chief Executive Officer and Chief Financial Officer, concluded that the Company’s internal control over financial reporting was not effective as of June 30, 2021. Accordingly, the Company is filing this Form
10-K/A
to amend management’s assessment of the Company’s internal control over financial reporting and its disclosure controls and procedures to indicate that they were not effective as of June 30, 2021.

The material weakness contributed to the correction of an error in the consolidated financial statements as originally filed for each of the fiscal years in the three-year period ended June 30, 2021, for which we have concluded such error is not material to those previously issued consolidated financial statements. The error relates to the Company’s historical accounting for the capitalization of interest associated with its debt, which has been corrected in the consolidated financial statements included in this Annual Report on Form
10-K/A.
A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting such that there is a reasonable possibility that a material misstatement of our annual or interim financial statements will not be prevented or detected on a timely basis.
Management identified a deficiency in internal control over financial reporting that resulted in a material weakness. The Company did not appropriately implement ASC Topic
835-20,
Capitalization of Interest
, upon inception of its MSG Sphere construction project. The Company did not capitalize the interest associated with the debt, and did not reassess this conclusion upon the issuance of new debt, which could have resulted in a material misstatement of the Company’s consolidated financial statements.
The Company’s independent registered public accounting firm, Deloitte & Touche LLP, has audited the effectiveness of the Company’s internal control over financial reporting as of June 30, 2021. Its report appears in Part II, Item 8 of this Annual Report on Form
10-K/A.
Remediation Plan and Status
As of June 30, 2021, the material weakness described above has not yet been fully remediated.
In response to the material weakness in the Company’s internal control over financial reporting, management has designed and implemented control activities related to the identification, calculation, and disclosure of capitalized interest expense. We will continue to work towards full remediation of this material weakness to improve our internal control over financial reporting.
The material weakness cannot be considered remediated until the applicable controls have operated for a sufficient period of time and management has concluded, through testing, that these controls are designed and operating effectively. Accordingly, we will continue to monitor and evaluate the effectiveness of our internal control over financial reporting in the areas affected by the material weakness described above.
Changes in Internal Control over Financial Reporting
Other than the material weakness described above, there were no changes in the Company’s internal control over financial reporting (as such term is defined in Rules
13a-15(f)
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

3.	Exhibits:
The following documents are filed as exhibits hereto:

EXHIBIT NO.	DESCRIPTION

2.1	Distribution Agreement, dated as of March 31, 2020, between Madison Square Garden Sports Corp. (formerly The Madison Square Garden Company) and Madison Square Garden Entertainment Corp. (formerly MSG Entertainment Spinco, Inc.) (incorporated by reference to Exhibit 2.1 to Amendment No. 3 to the Company’s Registration Statement on Form 10 filed on April 1, 2020).

2.2	Contribution Agreement, dated as of March 31, 2020, among Madison Square Garden Sports Corp. (formerly The Madison Square Garden Company), MSG Entertainment Group, LLC (formerly MSG Sports & Entertainment, LLC) and Madison Square Garden Entertainment Corp. (formerly MSG Entertainment Spinco, Inc.) (incorporated by reference to Exhibit 2.2 to Amendment No. 3 to the Company’s Registration Statement on Form 10 filed on April 1, 2020).

2.3	Agreement and Plan of Merger, dated as of March 25, 2021, by and among Madison Square Garden Entertainment Corp., Merger Sub Inc. and MSG Networks Inc. (incorporated by reference to Exhibit 2.1 to the Company’s Current Report on Form 8-K filed on March 26, 2021).

3.1	Amended and Restated Certificate of Incorporation of Madison Square Garden Entertainment Corp. (formerly MSG Entertainment Spinco, Inc.) (incorporated by reference to Exhibit 3.1 to the Company’s Current Report on Form 8-K filed on April 23, 2020).

3.2	Amended By-Laws of Madison Square Garden Entertainment Corp. (formerly MSG Entertainment Spinco, Inc.) (incorporated by reference to Exhibit 3.2 to the Company’s Current Report on Form 8-K filed on April 23, 2020).

4.1	Registration Rights Agreement, dated as of April 3, 2020, by and among Madison Square Garden Entertainment Corp. (formerly MSG Entertainment Spinco, Inc.) and The Charles F. Dolan Children Trusts (incorporated by reference to Exhibit 4.1 to the Company’s Current Report on Form 8-K filed on April 23, 2020).

4.2	Registration Rights Agreement, dated as of April 3, 2020, by and among Madison Square Garden Entertainment Corp. (formerly MSG Entertainment Spinco, Inc.) and The Dolan Family Affiliates (incorporated by reference to Exhibit 4.2 to the Company’s Current Report on Form 8-K filed on April 23, 2020).

4.3	Description of Capital Stock (incorporated by reference to Exhibit 4.3 to the Company’s Annual Report on Form 10-K for the year ended June 30, 2021 filed on August 23, 2021).

4.4	Registration Rights Agreement, dated as of January 13, 2010, by and among MSG Networks Inc. (formerly known as The Madison Square Garden Company) and the Charles F. Dolan Children Trusts (incorporated by reference to Exhibit 4.4 to the Company’s Annual Report on Form 10-K for the year ended June 30, 2021 filed on August 23, 2021).

4.5	Registration Rights Agreement, dated as of January 13, 2010, by and among MSG Networks Inc. (formerly known as The Madison Square Garden Company) and the Dolan Family Affiliates (incorporated by reference to Exhibit 4.5 to the Company’s Annual Report on Form 10-K for the year ended June 30, 2021 filed on August 23, 2021).

10.1	Transition Services Agreement, dated as of March 31, 2020, between MSG Entertainment Group, LLC (formerly MSG Sports & Entertainment, LLC) and MSG Sports, LLC (incorporated by reference to Exhibit 10.1 to Amendment No. 3 to the Company’s Registration Statement on Form 10 filed on April 1, 2020).

10.2	Tax Disaffiliation Agreement, dated as of March 31, 2020, between Madison Square Garden Sports Corp. (formerly The Madison Square Garden Company) and Madison Square Garden Entertainment Corp. (formerly MSG Entertainment Spinco, Inc.) (incorporated by reference to Exhibit 10.2 to Amendment No. 3 to the Company’s Registration Statement on Form 10 filed on April 1, 2020).

10.3	Tax Disaffiliation Agreement, dated as of September 11, 2015, between MSG Networks Inc. and Madison Square Garden Sports Corp. (formerly known as The Madison Square Garden Company) (incorporated by reference to Exhibit 10.3 to the Company’s Annual Report on Form 10-K for the year ended June 30, 2021 filed on August 23, 2021).

10.4	Distribution Agreement, dated as of September 11, 2015, among MSG Networks Inc. and Madison Square Garden Sports Corp. (formerly known as The Madison Square Garden Company) (incorporated by reference to Exhibit 10.4 to the Company’s Annual Report on Form 10-K for the year ended June 30, 2021 filed on August 23, 2021).

10.5	Employee Matters Agreement, dated as of March 31, 2020, between Madison Square Garden Sports Corp. (formerly The Madison Square Garden Company) and Madison Square Garden Entertainment Corp. (formerly MSG Entertainment Spinco, Inc.) (incorporated by reference to Exhibit 10.3 to Amendment No. 3 to the Company’s Registration Statement on Form 10 filed on April 1, 2020).

10.6	Employee Matters Agreement, dated as of September 11, 2015, between MSG Networks Inc. and Madison Square Garden Sports Corp. (formerly known as The Madison Square Garden Company) (incorporated by reference to Exhibit 10.6 to the Company’s Annual Report on Form 10-K for the year ended June 30, 2021 filed on August 23, 2021).

10.7	Madison Square Garden Entertainment Corp. 2020 Employee Stock Plan (incorporated by reference to Exhibit 10.4 to the Company’s Annual Report on Form 10-K for the year ended June 30, 2020 filed on August 31, 2020).
†

10.8	Madison Square Garden Entertainment Corp. 2020 Stock Plan for Non-Employee Directors (incorporated by reference to Exhibit 10.5 to the Company’s Annual Report on Form 10-K for the year ended June 30, 2020 filed on August 31, 2020).†

10.9	MSG Networks Inc. 2010 Employee Stock Plan, as amended (incorporated by reference to Exhibit 4.5 to the Company’s Registration Statement on Form S-8 filed on July 9, 2021. †

10.10	Standstill Agreement, dated as of April 3, 2020, between Madison Square Garden Entertainment Corp. (formerly MSG Entertainment Spinco, Inc.) and the Dolan Family Group (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on April 23, 2020).

10.11	Form of Indemnification Agreement between Madison Square Garden Entertainment Corp. (formerly MSG Entertainment Spinco, Inc.) and its Directors and Officers (incorporated by reference to Exhibit 10.9 to the Company’s Registration Statement on Form 10 filed on March 6, 2020).

10.12	Form of Madison Square Garden Entertainment Corp. Non-Employee Director Award Agreement (incorporated by reference to Exhibit 10.10 to Amendment No. 1 to the Company’s Registration Statement on Form 10 filed on March 18, 2020). †

10.13	Form of Madison Square Garden Entertainment Corp. Restricted Stock Units Agreement (incorporated by reference to Exhibit 10.11 to Amendment No. 1 to the Company’s Registration Statement on Form 10 filed on March 18, 2020). †

10.14	Form of Madison Square Garden Entertainment Corp. Performance Restricted Stock Units Agreement (incorporated by reference to Exhibit 10.12 to Amendment No. 1 to the Company’s Registration Statement on Form 10 filed on March 18, 2020). †

10.15	Form of Madison Square Garden Entertainment Corp. Option Agreement (incorporated by reference to Exhibit 10.13 to Amendment No. 1 to the Company’s Registration Statement on Form 10 filed on March 18, 2020). †

10.16	Form of Madison Square Garden Entertainment Corp. Performance Option Agreement (incorporated by reference to Exhibit 10.14 to Amendment No. 1 to the Company’s Registration Statement on Form 10 filed on March 18, 2020). †

10.17	Form of Madison Square Garden Entertainment Corp. Restricted Stock Units Agreement in respect of Madison Square Garden Sports Corp. Restricted Stock Units (incorporated by reference to Exhibit 10.15 to the Company’s Registration Statement on Form 10 filed on March 6, 2020). †

10.18	Form of Madison Square Garden Entertainment Corp. Option Agreement in respect of Madison Square Garden Sports Corp. Options (incorporated by reference to Exhibit 10.16 to the Company’s Registration Statement on Form 10 filed on March 6, 2020). †

10.19	Form of Madison Square Garden Entertainment Corp. Performance Restricted Stock Units in respect of Madison Square Garden Sports Corp. Performance Restricted Stock Units (incorporated by reference to Exhibit 10.17 to the Company’s Registration Statement on Form 10 filed on March 6, 2020). †

10.20	Employment Agreement, dated as of March 31, 2020, between Madison Square Garden Entertainment Corp. (formerly MSG Entertainment Spinco, Inc.) and James L. Dolan (incorporated by reference to Exhibit 10.47 to Amendment No. 3 to the Company’s Registration Statement on Form 10 filed on April 1, 2020). †

10.21	Employment Agreement, dated as of March 31, 2020, between Madison Square Garden Entertainment Corp. (formerly MSG Entertainment Spinco, Inc) and Andrew Lustgarten (incorporated by reference to Exhibit 10.48 to Amendment No. 3 to the Company’s Registration Statement on Form 10 filed on April 1, 2020).
†

10.22	Employment Agreement, dated as of April 17, 2020, between Madison Square Garden Entertainment Corp. and Mark H. FitzPatrick (incorporated by reference to Exhibit 10.4 to the Company’s Current Report on Form 8-K filed on April 23, 2020). †

10.23	Employment Agreement, dated as of June 26, 2020, between Madison Square Garden Entertainment Corp. and Scott S. Packman (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on June 29, 2020). †

10.24	Employment Agreement, dated as of October 25, 2018, between Madison Square Garden Entertainment Sports Corp. (formerly The Madison Square Garden Company) and Philip D’Ambrosio, as assigned to Madison Square Garden Entertainment Corp. (formerly MSG Entertainment Spinco, Inc.) (incorporated by reference to Exhibit 10.49 to the Company’s Registration Statement on Form 10 filed on March 6, 2020). †

10.25	Employment Agreement, dated as of January 23, 2020, between Madison Square Garden Entertainment Sports Corp. (formerly The Madison Square Garden Company) and Joseph Yospe, as assigned to MSG Entertainment Spinco, Inc. (incorporated by reference to Exhibit 10.50 to the Company’s Registration Statement on Form 10 filed on March 6, 2020). †

10.26	Amendment to Employment Agreement, dated as of March 31, 2020, between Madison Square Garden Entertainment Sports Corp. (formerly The Madison Square Garden Company) and Joseph Yospe, as assigned to Madison Square Garden Entertainment Corp. (formerly MSG Entertainment Spinco, Inc.) (incorporated by reference to Exhibit 10.51 to Amendment No. 3 to the Company’s Registration Statement on Form 10 filed on April 1, 2020). †

10.27	Employment Agreement, dated as of September 16, 2016, between MSG Networks Inc. and James L. Dolan (incorporated by reference to Exhibit 10.27 to the Company’s Annual Report on Form 10-K for the year ended June 30, 2021 filed on August 23, 2021). †

10.28	Letter Agreement, dated as of August 26, 2020 between MSG Networks Inc. and James L. Dolan (incorporated by reference to Exhibit 10.28 to the Company’s Annual Report on Form 10-K for the year ended June 30, 2021 filed on August 23, 2021). †

10.29	Employment Agreement, dated as of September 6, 2018, between MSG Networks Inc. and Andrea Greenberg (incorporated by reference to Exhibit 10.29 to the Company’s Annual Report on Form 10-K for the year ended June 30, 2021 filed on August 23, 2021). †

10.30	Construction Agreement, dated as of May 31, 2019, by and between MSG Las Vegas, LLC and Hunt Construction Group Inc. (incorporated by reference to Exhibit 10.18 to Amendment No. 1 to the Company’s Registration Statement on Form 10 filed on March 18, 2020). +

10.31	Ground Lease Agreement, dated July 16, 2018, by and among Sands Arena Landlord LLC, Venetian Casino Resort, LLC, MSG Las Vegas, LLC, and MSG Entertainment Group, LLC (formerly MSG Sports & Entertainment, LLC) (incorporated by reference to Exhibit 10.19 to Amendment No. 1 to the Company’s Registration Statement on Form 10 filed on March 18, 2020).+

10.32	First Amendment to Ground Lease, dated November 14, 2018, by and among Sands Arena Landlord LLC, Venetian Casino Resort, LLC, MSG Las Vegas, LLC, and MSG Entertainment Group, LLC (formerly MSG Sports & Entertainment, LLC) (incorporated by reference to Exhibit 10.20 to Amendment No. 1 to the Company’s Registration Statement on Form 10 filed on March 18, 2020).

10.33	Letter Agreement amending Ground Lease Agreement dated July 16, 2018, by and between Sands Arena Landlord LLC and MSG Las Vegas, LLC, dated October 30, 2020 (incorporated by reference to Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q for the quarter ended December 31, 2021 filed on February 12, 2021).

10.34	Lease Agreement, between RCPI Trust and Radio City Productions LLC, relating to Radio City Music Hall, dated December 4, 1997 (incorporated by reference to Exhibit 10.21 to Amendment No. 1 to the Company’s Registration Statement on Form 10 filed on March 18, 2020). +

10.35	First Amendment to Lease Agreement, dated December 4, 1997, between RCPI Trust and Radio City Productions LLC, dated February 19, 1999 (incorporated by reference to Exhibit 10.22 to Amendment No. 1 to the Company’s Registration Statement on Form 10 filed on March 18, 2020).

10.36	Second Amendment to Lease Agreement, dated December 4, 1997, between RCPI Landmark Properties, L.L.C. and Radio City Productions LLC, dated November 6, 2002 (incorporated by reference to Exhibit 10.23 to Amendment No. 1 to the Company’s Registration Statement on Form 10 filed on March 18, 2020). +

10.37	Third Amendment to Lease Agreement, dated December 4, 1997, between RCPI Landmark Properties, L.L.C. and Radio City Productions LLC, dated August 14, 2008 (incorporated by reference to Exhibit 10.24 to Amendment No. 1 to the Company’s Registration Statement on Form 10 filed on March 18, 2020). +

10.38	Fourth Amendment to Lease Agreement, dated December 4, 1997, between RCPI Landmark Properties, L.L.C. and Radio City Productions LLC, dated January 24, 2011 (incorporated by reference to Exhibit 10.25 to Amendment No. 1 to the Company’s Registration Statement on Form 10 filed on March 18, 2020). +

10.39	Sixth Amendment to Lease Agreement, dated December 4, 1997, between RCPI Landmark Properties, L.L.C. and Radio City Productions LLC, dated July 1, 2021 (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on July 2, 2021) +

10.40	First Renewal Option Extension Letter amending Lease Agreement, dated December 4, 1997, by and between RCPI Landmark Properties, L.L.C. and Radio City Productions LLC (as amended), dated February 24, 2021 (incorporated by reference to Exhibit 10.6 to the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2021 filed on May 7, 2021).

10.41	Second Renewal Option Extension Letter amending Lease Agreement, dated December 4, 1997, by and between RCPI Landmark Properties, L.L.C. and Radio City Productions LLC (as amended), dated March 25, 2021 (incorporated by reference to Exhibit 10.7 to the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2021 filed on May 7, 2021).

10.42	Third Renewal Option Extension Letter amending Lease Agreement, dated December 4, 1997, by and between RCPI Landmark Properties, L.L.C. and Radio City Productions LLC (as amended), dated April 29 2021 (incorporated by reference to Exhibit 10.8 to the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2021 filed on May 7, 2021).

10.43	Guaranty of Lease, dated September 28, 2015, between MSG Entertainment Group, LLC (formerly MSG Sports & Entertainment, LLC) and RCPI Landmark Properties, L.L.C. (incorporated by reference to Exhibit 10.26 to Amendment No. 1 to the Company’s Registration Statement on Form 10 filed on March 18, 2020) +

10.44	Summary of Office Space Arrangement, between MSG Entertainment Group, LLC (formerly MSG Sports & Entertainment, LLC) and the Knickerbocker Group LLC (incorporated by reference to Exhibit 10.27 to Amendment No. 1 to the Company’s Registration Statement on Form 10 filed on March 18, 2020).

10.45	Aircraft Support Services Agreement, effective July 1, 2018, between MSG Entertainment Group, LLC (formerly MSG Sports & Entertainment, LLC) and JDSS (for the G450) (incorporated by reference to Exhibit 10.28 to Amendment No. 1 to the Company’s Registration Statement on Form 10 filed on March 18, 2020).

10.46	Aircraft Support Services Agreement, dated December 17, 2018, between MSG Entertainment Group, LLC (formerly MSG Sports & Entertainment, LLC) and the Dolan Family Members (for the DFO G550) (incorporated by reference to Exhibit 10.33 to Amendment No. 1 to the Company’s Registration Statement on Form 10 filed on March 18, 2020).

10.47	Amendment No. 1 to Aircraft Support Services Agreement, dated December 17, 2018, between MSG Entertainment Group, LLC (formerly MSG Sports & Entertainment, LLC) and JDSS, (for the G450) effective July 1, 2020 (incorporated by reference to Exhibit 10.47 to the Company’s Annual Report on Form 10-K for the year ended June 30, 2021 filed on August 23, 2021).

10.48	Flight Crew Services Agreement, dated May 6, 2019, between DFO and MSG Entertainment Group, LLC (formerly MSG Sports & Entertainment, LLC) (for the Challenger) (incorporated by reference to Exhibit 10.35 to Amendment No. 1 to the Company’s Registration Statement on Form 10 filed on March 18, 2020).

10.49	Dry Lease Agreement, dated December 17, 2018, between Sterling2K LLC and MSG Entertainment Group, LLC (formerly MSG Sports & Entertainment, LLC) (for the DFO G550) (incorporated by reference to Exhibit 10.31 to Amendment No. 1 to the Company’s Registration Statement on Form 10 filed on March 18, 2020).

10.50	Dry Lease Agreement, effective July 1, 2018, between Quart 2C, LLC and MSG Entertainment Group, LLC (formerly MSG Sports & Entertainment, LLC) (for the G450) (incorporated by reference to Exhibit 10.32 to Amendment No. 1 to the Company’s Registration Statement on Form 10 filed on March 18, 2020).

10.51	Dry Lease Agreement, dated May 6, 2019, between Brighid Air, LLC and MSG Entertainment Group, LLC (formerly MSG Sports & Entertainment, LLC) (for the Challenger) (incorporated by reference to Exhibit 10.34 to Amendment No. 1 to the Company’s Registration Statement on Form 10 filed on March 18, 2020).

10.52	Time Sharing Agreement, effective July 1, 2018, between MSG Entertainment Group, LLC (formerly MSG Sports & Entertainment, LLC) and Charles F. Dolan (for the G550) (incorporated by reference to Exhibit 10.29 to Amendment No. 1 to the Company’s Registration Statement on Form 10 filed on March 18, 2020).

10.53	Time Sharing Agreement, effective July 1, 2018, between MSG Entertainment Group, LLC (formerly MSG Sports & Entertainment, LLC) and Quart 2C, LLC (for the G550) (incorporated by reference to Exhibit 10.30 to Amendment No. 1 to the Company’s Registration Statement on Form 10 filed on March 18, 2020).

10.54	Amended and Restated Time Sharing Agreement, dated August 18, 2021, between MSG Entertainment Group, LLC and Andrew Lustgarten (for the Challenger) (incorporated by reference to Exhibit 10.54 to the Company’s Annual Report on Form 10-K for the year ended June 30, 2021 filed on August 23, 2021).

10.55	Amended and Restated Time Sharing Agreement, dated August 18, 2021, between MSG Entertainment Group, LLC and Andrew Lustgarten (for the G450) (incorporated by reference to Exhibit 10.55 to the Company’s Annual Report on Form 10-K for the year ended June 30, 2021 filed on August 23, 2021).

10.56	Amended and Restated Time Sharing Agreement, dated August 18, 2021, between MSG Entertainment Group, LLC and Andrew Lustgarten (for the G550) (incorporated by reference to Exhibit 10.56 to the Company’s Annual Report on Form 10-K for the year ended June 30, 2021 filed on August 23, 2021).

10.57	Amended and Restated Time Sharing Agreement, dated August 18, 2021, between MSG Entertainment Group, LLC and Andrew Lustgarten (for the DFO G550) (incorporated by reference to Exhibit 10.57 to the Company’s Annual Report on Form 10-K for the year ended June 30, 2021 filed on August 23, 2021).

10.58	Time Sharing Agreement, dated as of April 15, 2020, between MSG Entertainment Group, LLC and MSG Sports, LLC (for the G450) (incorporated by reference to Exhibit 10.45 to the Company’s Annual Report on Form 10-K for the year ended June 30, 2020 filed on August 31, 2020).

10.59	Time Sharing Agreement, dated as of April 15, 2020, between MSG Entertainment Group, LLC and MSG Sports, LLC (for the G550) (incorporated by reference to Exhibit 10.46 to the Company’s Annual Report on Form 10-K for the year ended June 30, 2020 filed on August 31, 2020).

10.60	Transaction Agreement, dated as of January 31, 2017, between MSG TG, LLC, TG Merger Sub, LLC, TG Rollover Holdco LLC, TAO Group Holdings LLC, TAO Group Intermediate Holdings LLC, TAO Group Operating LLC, TAO Group Management LLC, TG Member Representative LLC, certain other parties thereto, and solely with respect to specific provisions MSG Entertainment Holdings, LLC and Madison Square Garden Sports Corp. (formerly The Madison Square Garden Company) (incorporated by reference to Exhibit 10.41 to Amendment No. 1 to the Company’s Registration Statement on Form 10 filed on March 18, 2020).

10.61	Second Amended and Restated Limited Liability Company Agreement of TAO Group Holdings LLC, dated as of January 31, 2017) (incorporated by reference to Exhibit 10.42 to Amendment No. 1 to the Company’s Registration Statement on Form 10 filed on March 18, 2020).

10.62	Amendment No. 1 to Second Amended and Restated Limited Liability Company Agreement of TAO Group Holdings LLC, dated as of May 23, 2019 (incorporated by reference to Exhibit 10.43 to Amendment No. 1 to the Company’s Registration Statement on Form 10 filed on March 18, 2020).

10.63	Amendment No. 2 to Second Amended and Restated Limited Liability Company Agreement of TAO Group Holdings LLC, dated as of April 27, 2021 (incorporated by reference to Exhibit 10.5 to the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2021 filed on May 7, 2021).

10.64	Transaction Agreement, dated as of April 27, 2021, between TAO Group Sub-Holdings LLC and Hakkasan USA, Inc. (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on April 28, 2021).

10.65	Amended and Restated Limited Liability Company Agreement of TAO Group Sub-Holdings LLC, dated as of April 27, 2021 (incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K filed on April 28, 2021).

10.66	Credit Agreement, dated as of November 12, 2020, among MSG National Properties, LLC, as borrower, MSG Entertainment Group, LLC and certain subsidiaries of the borrower, as guarantors, the various lenders party thereto, and JPMorgan Chase Bank, N.A., as administrative agent (incorporated by reference to Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2020 filed on November 16, 2020).

10.67	Amendment No. 1 to Credit Agreement, dated as of November 12, 2020, among MSG National Properties, LLC, as borrower, MSG Entertainment Group, LLC and certain subsidiaries of the borrower, as guarantors, the various lenders party thereto, and JPMorgan Chase Bank, N.A., as administrative agent, dated as of May 24, 2021 (incorporated by reference to Exhibit 10.67 to the Company’s Annual Report on Form 10-K for the year ended June 30, 2021 filed on August 23, 2021).

10.68	Security Agreement, dated as of November 12, 2020, among MSG National Properties, LLC, certain subsidiaries of MSG National Properties, LLC, and JPMorgan Chase Bank, N.A., as administrative agent (incorporated by reference to Exhibit 10.2 to the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2020 filed on November 16, 2020).

10.69	Credit Agreement, dated as of May 23, 2019, among TAO Group Operating LLC, TAO Group Intermediate Holdings LLC, the various lenders thereto, and JPMorgan Chase Bank, N.A., as administrative agent (incorporated by reference to Exhibit 10.44 to Amendment No. 1 to the Company’s Registration Statement on Form 10 filed on March 18, 2020).

10.70	Amendment No. 1 to Credit Agreement, dated as of August 6, 2020, among Tao Group Operating LLC, Tao Group Intermediate Holdings LLC, the various lenders thereto, and JPMorgan Chase Bank, N.A., as administrative agent (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on August 7, 2020).

10.71	Credit Agreement, dated as of May 23, 2019, as amended by Amendment No. 1 thereto, dated as of August 6, 2020, among Tao Group Operating LLC, Tao Group Intermediate Holdings LLC, the various lenders thereto, and JPMorgan Chase Bank, N.A., as administrative agent (incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K filed on August 7, 2020).

10.72	Guarantee and Reserve Account Agreement, dated as of August 6, 2020, by MSG Entertainment Group, LLC, in favor of JPMorgan Chase Bank, N.A., as collateral agent (incorporated by reference to Exhibit 10.3 to the Company’s Current Report on Form 8-K filed on August 7, 2020).

10.73	Security Agreement, dated as of May 23, 2019, among TAO Group Operating LLC, TAO Group Intermediate Holdings LLC, certain subsidiaries of TAO Group Intermediate Holdings LLC and JPMorgan Chase Bank, N.A., as administrative and collateral agent (incorporated by reference to Exhibit 10.45 to Amendment No. 1 to the Company’s Registration Statement on Form 10 filed on March 18, 2020).

10.74	Credit Agreement, dated as of September 28, 2015, by and among MSGN Holdings, L.P., certain subsidiaries of MSGN Holdings, L.P. identified therein, MSGN Eden, LLC, MSGN Regional Holdings LLC and JPMorgan Chase Bank, N.A., as administrative agent, collateral agent and a letter of credit issuer, and the lenders party thereto (incorporated by reference to Exhibit 10.74 to the Company’s Annual Report on Form 10-K for the year ended June 30, 2021 filed on August 23, 2021).

10.75	Amended and Restated Credit Agreement, dated as of October 11, 2019, by and among MSGN Holdings, L.P., certain subsidiaries of MSGN Holdings, L.P. identified therein, MSGN Eden, LLC, Regional MSGN Holdings LLC and JP Morgan Chase Bank, N.A., as administrative agent, and the lenders party thereto (incorporated by reference to Exhibit 10.75 to the Company’s Annual Report on Form 10-K for the year ended June 30, 2021 filed on August 23, 2021).

10.76	Security Agreement dated as of September 28, 2015, by and among MSGN Holdings, L.P., certain subsidiaries of MSGN Holdings, L.P. identified therein, MSGN Eden, LLC, MSGN Regional Holdings LLC, and JPMorgan Chase Bank, N.A., as collateral agent thereto (incorporated by reference to Exhibit 10.76 to the Company’s Annual Report on Form 10-K for the year ended June 30, 2021 filed on August 23, 2021).

10.77	Arena License Agreement, dated as of April 15, 2020, between MSG Arena, LLC and New York Knicks, LLC (incorporated by reference to Exhibit 10.55 to the Company’s Annual Report on Form 10-K for the year ended June 30, 2020 filed on August 31, 2020). +

10.78	Arena License Agreement, dated as of April 15, 2020, between MSG Arena, LLC and New York Rangers, LLC (incorporated by reference to Exhibit 10.56 to the Company’s Annual Report on Form 10-K for the year ended June 30, 2020 filed on August 31, 2020). +

10.79	Sponsorship Sales and Representation Agreement, dated as of April 15, 2020, between Rangers, LLC and MSG Entertainment Group, LLC (incorporated by reference to Exhibit 10.57 to the Company’s Annual Report on Form 10-K for the year ended June 30, 2020 filed on August 31, 2020). +

10.80	Sponsorship Sales and Representation Agreement, dated as of April 15, 2020, between Knicks, LLC and MSG Entertainment Group, LLC (incorporated by reference to Exhibit 10.58 to the Company’s Annual Report on Form 10-K for the year ended June 30, 2020 filed on August 31, 2020). +

10.81	NBA Transaction Agreement, dated as of April 15, 2020, among Madison Square Garden Sports Corp. (formerly The Madison Square Garden Company), Madison Square Garden Entertainment Corp. (formerly MSG Entertainment Spinco, Inc.) and certain other parties thereto (incorporated by reference to Exhibit 10.59 to the Company’s Annual Report on Form 10-K for the year ended June 30, 2020 filed on August 31, 2020).

10.82	NHL Transaction Agreement, dated as of April 15, 2020, dated as of April 15, 2020, among Madison Square Garden Sports Corp. (formerly The Madison Square Garden Company), Madison Square Garden Entertainment Corp. (formerly MSG Entertainment Spinco, Inc.) and certain other parties thereto (incorporated by reference to Exhibit 10.60 to the Company’s Annual Report on Form 10-K for the year ended June 30, 2020 filed on August 31, 2020).

10.83	Membership Interest Purchase Agreement, dated as of March 24, 2020, by and among CAPSS LLC, Polpat LLC, MSG National Properties, LLC, MSG Entertainment Group, LLC (formerly MSG Sports & Entertainment, LLC) and MSG Forum, LLC (incorporated by reference to Exhibit 10.54 to Amendment No. 2 to the Company’s Registration Statement on Form 10 filed on March 26, 2020).

10.84	MSG Networks Voting and Support Agreement, dated as of March 25, 2021, by and among Madison Square Garden Entertainment Corp. and certain stockholders of MSG Networks Inc. that are signatories thereto (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on March 26, 2021).

10.85	MSG Entertainment Voting and Support Agreement, dated as of March 25, 2021, by and among MSG Networks Inc. and certain stockholders of Madison Square Garden Entertainment Corp. that are signatories thereto (incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K filed on March 26, 2021).

16.1	Letter from KPMG LLP, dated November 24, 2020 (incorporated by reference to Exhibit 16.1 to the Company’s Current Report on Form 8-K filed on November 24, 2020).

21.1	Subsidiaries of the Registrant (incorporated by reference to Exhibit 21.1 to the Company’s Annual Report on Form 10-K for the year ended June 30, 2021 filed on August 23, 2021).

23.1	Consent of Deloitte & Touche LLP.

23.2	Consent of KPMG LLP.

24.1	Powers of Attorney (incorporated by reference to Exhibit 24.1 to the Company’s Annual Report on Form 10-K for the year ended June 30, 2021 filed on August 23, 2021).

31.1	Certification by the Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification by the Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification by the Chief Executive Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification by the Chief Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101	The following materials from Madison Square Garden Entertainment Corp. Annual Report on Form
10-K/A
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

104	The cover page form the Company’s Annual Report on Form 10-K/A for the year ended June 30, 2021 formatted in Inline XBRL and contained in Exhibit 101.

† This exhibit is a management contract or a compensatory plan or arrangement.
+ Certain confidential information—identified by bracketed asterisks “[*****]”—has been omitted from this exhibit pursuant to Item 601(b)(10) of Regulation
S-K
because it is both (i) not material and (ii) would be competitively harmful to the Registrant if publicly disclosed.

MADISON SQUARE GARDEN ENTERTAINMENT CORP.
SCHEDULE II
VALUATION AND QUALIFYING ACCOUNTS
(in thousands)

		(Additions) / Deductions
	Balance at Beginning of Period	Charged to Costs and Expenses	Charged to Other Accounts	Deductions	Balance at End of Period
Year ended June 30, 2021
Allowance for doubtful accounts / credit losses	$(9,135)	$(468)	$—	$4,026	$(5,577	) (a)
Deferred tax valuation allowance (c)	(29,952)	(111,297)	(3,929)	—	(145,178)

	$(39,087)	$(111,765)	$(3,929)	$4,026	$(150,755)

Year ended June 30, 2020
Allowance for doubtful accounts / credit losses	$(1,814)	$(9,945)	$—	$2,624	$(9,135)
Deferred tax valuation allowance (c)	(113,661)	14,028	69,681 (b)	—	(29,952)

	$(115,475)	$4,083	$69,681	$2,624	$(39,087)

Year ended June 30, 2019
Allowance for doubtful accounts / credit losses	$(777)	$(1,456)	$—	$419	$(1,814)
Deferred tax valuation allowance (c)	(130,314)	2,673	13,800	—	(113,841)

	$(131,091)	$1,217	$13,800	$419	$(115,655)

(a)	Allowance for credit losses as of June 30, 2021 did not include balances associated with the acquisition of Hakkasan in April 2021 in accordance with ASC 805-20-30-4.
(b)
Prior to the Entertainment Distribution, the Company’s collections for ticket sales, sponsorships and suite rentals in advance were recorded as deferred revenue and were recognized as revenues when earned for both accounting and tax purposes. The tax recognition on most of these deferred revenues was accelerated to the date of the Entertainment Distribution and is the responsibility of MSG Sports. The Company will not reimburse MSG Sports for such taxes. At the time of the Entertainment Distribution, the Company recorded a deferred tax asset of $57,230 and a corresponding valuation allowance of $57,230 with regard to the deferred revenue acceleration for income tax purposes.

(c)
Deferred tax valuation allowance was revised as a result of the capitalization of interest for all periods which increased previously reported deferred tax liabilities and reduced the valuation allowance by $11,714, $676 and $3,048 as of the years ended June 30, 2021, 2020 and 2019, respectively. For a more detailed description of the correction of this accounting error, refer to Note 23 –
Correction of Previously Issued Consolidated and Combined Financial Statements
to the consolidated and combined financial statements of the Company included in Part
II-Item
8 of this Form
10-K/A.

SIGNATURES
Pursuant to the requirements of the Section 13 or 15(d) the Securities Exchange Act of 1934, as amended, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on the 9th day of February 2022.

Madison Square Garden Entertainment Corp.

By:	/s/ DAVID F. BYRNES
	Name:	David F. Byrnes
	Title:	Executive Vice President and Chief Financial Officer

INDEX TO CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS

Page

Reports of Independent Registered Public Accounting Firms	F- 2

Consolidated Balance Sheets as of June 30, 2021 and 2020	F- 8

Consolidated Statement of Operations for the year ended June 30, 2021, Consolidated and Combined Statement of Operations for the year ended June 30, 2020 and Combined Statement of Operations for the year ended June 30, 2019
F- 10

Consolidated Statement of Comprehensive Income for the year ended June 30, 2021, Consolidated and Combined Statement of Comprehensive Income for the year ended June 30, 2020 and Combined Statements of Comprehensive Income (Loss) for the year ended June 30, 2019
F- 11

Consolidated Statement of Cash Flows for the year ended June 30, 2021, Consolidated and Combined Statement of Cash Flows for the year ended June 30, 2020 and Combined Statement of Cash Flows for the year ended June 30, 2019
F- 12

Consolidated Statement of Equity and Redeemable Noncontrolling Interests for the year ended June 30, 2021, Consolidated and Combined Statement of Equity and Redeemable Noncontrolling Interests for the year ended June 30, 2020, and Combined Statement of Equity and Redeemable Noncontrolling Interests for the year ended June 30, 2019
F- 14

Notes to Consolidated and Combined Financial Statements	F- 17

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
We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the Company’s internal control over financial reporting as of June 30, 2021, based on criteria established in
Internal Control — Integrated Framework (2013)
 issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated August 23, 2021 (February 9, 2022 as to the effects of the material weakness described therein), expressed an adverse opinion on the Company’s internal control over financial reporting because of the material weakness.
Basis for Opinion
These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on the Company’s financial statements based on our audit. We are a public accounting firm registered with the PCAOB and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.
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

•
We tested the operating effectiveness of internal controls over the Company’s related party process, including controls over the identification of the Company’s related party relationships and transactions, the authorization and approval of transactions with related parties, the allocation of revenues and operating expenses among related parties, and the accounting for and disclosure of relationships and transactions with related parties in the financial statements;

•	Inquired with executive officers including the Company’s internal legal counsel, key members of management, and the Audit Committee of the Board of Directors regarding related party transactions;

•
Read agreements and contracts with and between related parties and, in certain cases third parties, and evaluated whether authorization and approvals were obtained and the terms and other information about transactions are consistent with explanations from inquiries and other audit evidence obtained about the business purpose of the transactions;

•	With the assistance of our data specialists, we analyzed the general ledger detail to identify potential additional transactions with related parties;

•	Compared the Company’s reconciliation of applicable accounts to related parties’ records of transactions and balances;

•
For new or amended revenue arrangements among related parties, evaluated the reasonableness of management’s allocation of the transaction price to each performance obligation identified in the arrangement;

•	Received confirmations from related parties and, in certain cases third parties, and compared responses to the Company’s records;

•	Performed the following procedures to identify information related to potential additional transactions between the Company and related parties that may also involve third parties:

○	Read the Company’s minutes from meetings of the Board of Directors and related committees of the Board of Directors;

○	Inspected annual compliance questionnaires completed by the Company’s directors and officers;

○	Read publicly available sources including the Company’s public filings and press releases as well as certain analyst and industry reports; and

○	Listened to or read transcripts of the Company’s quarterly investor relations calls.

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

•
We tested the operating effectiveness of internal controls over the valuation of the combined entity, including management’s internal controls over the selection and review of key assumptions used in projected financial information;

•	We assessed the reasonableness of management’s revenue projections by comparing the projections to historical results and market data;

•	We evaluated whether the revenue projections in the valuation were consistent with projections used by the Company through evidence obtained in other areas of the audit;

•
With the assistance of our fair value specialists, we evaluated the reasonableness of the valuation methodology and key valuation inputs utilized in the analysis, including the selected discount rate and the long-term growth rate by:

○	Developing a range of independent estimates of the discount rate and long-term growth rate and comparing those to the rates selected by management;

○	Testing the reasonableness of the valuation inputs against observable market data and generally accepted valuation methodologies; and

○	Testing the mathematical accuracy of the calculations.
/s/ Deloitte & Touche LLP
New York, New York
August 23, 2021 (February 9, 2022, as to Note 23 to the financial statements)
We have served as the Company’s auditor since 2020.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
To the Stockholders and the Board of Directors of Madison Square Garden Entertainment Corp.:
Opinion on Internal Control over Financial Reporting
We have audited the internal control over financial reporting of Madison Square Garden Entertainment Corp. and subsidiaries (the “Company”) as of June 30, 2021, based on criteria established in
Internal Control — Integrated Framework (2013)
 issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). In our opinion, because of the effect of the material weakness identified below on the achievement of the objectives of the control criteria, the Company has not maintained effective internal control over financial reporting as of June 30, 2021, based on criteria established in
Internal Control — Integrated Framework (2013)
 issued by COSO.
In our report dated August 23, 2021, we expressed an unqualified opinion on the effectiveness of the Company’s internal control over financial reporting. As described below, a material weakness was subsequently identified in internal control over financial reporting. Accordingly, management has revised its assessment about the effectiveness of the Company’s internal control over financial reporting and our present opinion on the effectiveness of the Company’s internal control over financial reporting as of June 30, 2021, as expressed herein, is different from that expressed in our previous report.
We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the consolidated financial statements as of and for the year ended June 30, 2021 of the Company, and our report dated August 23, 2021 (February 9, 2022, as to Note 23 to the consolidated financial statements), expressed an unqualified opinion on those consolidated financial statements.
As described in Management’s Report on Internal Control Over Financial Reporting (as revised), management excluded from its assessment the internal control over financial reporting at Hakkasan USA, Inc., which was acquired on April 27, 2021, and whose financial statements constitute 4% of total assets and 15% of revenues of the consolidated financial statement amounts as of and for the year ended June 30, 2021. Accordingly, our audit did not include the internal control over financial reporting at Hakkasan, USA Inc.
Basis for Opinion
The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management’s Report on Internal Control over Financial Reporting (as revised). Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit. We are a public accounting firm registered with the PCAOB and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.
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

Material Weakness
A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of the Company’s annual or interim financial statements will not be prevented or detected on a timely basis.
Management identified a deficiency in internal control over financial reporting that resulted in a material weakness. The Company did not appropriately implement Accounting Standards Codification (ASC) Topic
835-20,
Capitalization of Interest
, upon inception of its MSG Sphere construction project. The Company did not capitalize the interest associated with the debt, and did not reassess this conclusion upon the issuance of new debt, which could have resulted in a material misstatement of the Company’s consolidated financial statements.
This material weakness was considered in determining the nature, timing, and extent of audit tests applied in our audit of the consolidated financial statements as of and for the year ended June 30, 2021, of the Company, and this report does not affect our report on such financial statements.
/s/ Deloitte & Touche LLP
New York, New York
August 23, 2021 (February 9, 2022, as to the material weakness)

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
Leases
.
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
New York, New York
August 28, 2020, except for Note 23, as to which the date is February 9, 2022

MADISON SQUARE GARDEN ENTERTAINMENT CORP.
CONSOLIDATED BALANCE SHEETS
(in thousands, except per share data)
	June 30,
	2021	2020
ASSETS
Current Assets:
Cash and cash equivalents	$1,168,760	$906,555
Restricted cash	22,984	17,749
Short-term investments	—	337,192
Accounts receivable, net	85,955	57,184
Net related party receivables	36,378	23,062
Prepaid expenses	60,493	62,127
Other current assets	37,779	22,633

Total current assets	1,412,349	1,426,502
Investments in nonconsolidated affiliates	45,969	52,622
Property and equipment, net	2,148,575	1,660,453
Right-of-use lease assets	268,568	220,328
Amortizable intangible assets, net	171,451	150,426
Indefinite-lived intangible assets	63,801	63,801
Goodwill	77,687	74,309
Other assets	128,169	85,103

Total assets	$4,316,569	$3,733,544

See accompanying notes to consolidated and combined financial statements.

MADISON SQUARE GARDEN ENTERTAINMENT CORP.
CONSOLIDATED BALANCE SHEETS (Continued)
(in thousands, except per share data)
	June 30,
	2021	2020
LIABILITIES, REDEEMABLE NONCONTROLLING INTERESTS AND EQUITY
Current Liabilities:
Accounts payable	$23,933	$17,258
Net related party payables, current	57,616	18,418
Current portion of long-term debt, net of deferred financing costs	5,728	5,429
Accrued liabilities:
Employee related costs	68,242	68,837
Other accrued liabilities	181,636	125,452
Operating lease liabilities, current	68,544	53,388
Collections due to promoters	37,877	31,879
Deferred revenue	209,501	189,308

Total current liabilities	653,077	509,969
Long-term debt, net of deferred financing costs	655,093	28,126
Operating lease liabilities, noncurrent	224,729	174,219
Defined benefit and other postretirement obligations	28,847	26,132
Other employee related costs	15,629	15,591
Collections due to promoters, noncurrent	6,625	—
Deferred tax liabilities, net	11,972	12,450
Other liabilities	73,790	78,279

Total liabilities	1,669,762	844,766

Commitments and contingencies (see Note 12)
Redeemable noncontrolling interests	137,834	20,600
Madison Square Garden Entertainment Corp. Stockholders’ Equity:
Class A common stock, par value $0.01, 120,000 shares authorized; 19,618 and 19,493 shares outstanding as of June 30, 2021 and 2020, respectively	196	195
Class B common stock, par value $0.01, 30,000 shares authorized; 4,530 shares outstanding as of June 30, 2021 and 2020	45	45
Preferred stock, par value $0.01, 15,000 shares authorized; none outstanding as of June 30, 2021 and 2020	—	—
Additional paid-in capital	2,758,843	2,765,295
Retained earnings (accumulated deficit)	(234,895)	142,297
Accumulated other comprehensive loss	(27,120)	(51,857)

Total Madison Square Garden Entertainment Corp. stockholders’ equity	2,497,069	2,855,975
Nonredeemable noncontrolling interests	11,904	12,203

Total equity	2,508,973	2,868,178

Total liabilities, redeemable noncontrolling interests and equity	$4,316,569	$3,733,544

See accompanying notes to consolidated and combined financial statements.

MADISON SQUARE GARDEN ENTERTAINMENT CORP.
CONSOLIDATED AND COMBINED STATEMENTS OF OPERATIONS
(in thousands, except per share data)

	Years Ended June 30,

	2021	2020	2019
Revenues (a)	$180,401	$762,936	$1,048,909
Operating expenses:
Direct operating expenses (b)	171,924	508,122	670,641
Selling, general and administrative expenses (c)	322,714	344,637	314,522
Depreciation and amortization	114,664	104,899	109,343
Impairment for intangibles, long-lived assets, and goodwill	—	105,817	—
Gain on disposal of assets held for sale and associated settlements	—	(240,783)	—
Restructuring charges	21,299	—	—

Operating loss	(450,200)	(59,756)	(45,597)
Other income (expense):
Earnings (loss) in equity method investments	(6,858)	(4,433)	7,062
Interest income (d)	1,273	17,993	30,163
Interest expense	(208)	(240)	(5,587)
Miscellaneous income (expense), net (e)	51,062	38,855	(6,061)

	45,269	52,175	25,577

Loss from operations before income taxes	(404,931)	(7,581)	(20,020)
Income tax benefit (expense)	9,371	(5,046)	(443)

Net loss	(395,560)	(12,627)	(20,463)
Less: Net loss attributable to redeemable noncontrolling interests	(16,269)	(30,387)	(7,299)
Less: Net loss attributable to nonredeemable noncontrolling interests	(2,099)	(1,534)	(4,945)

Net income (loss) attributable to Madison Square Garden Entertainment Corp.’s stockholders	$(377,192)	$19,294	$(8,219)

Basic earnings (loss) per common share attributable to Madison Square Garden Entertainment Corp.’s stockholders (f)	$(15.95)	$0.81	$(0.35)
Diluted earnings (loss) per common share attributable to Madison Square Garden Entertainment Corp.’s stockholders (f)	$(15.95)	$0.81	$(0.35)
Weighted-average number of common shares outstanding:
Basic (f)	24,205	23,998	23,992
Diluted (f)	24,205	24,017	23,992

(a)	Includes revenues from related parties of $49,969, $18,408 and $18,259 for the years ended June 30, 2021, 2020 and 2019, respectively.
(b)	Includes net charges from (to) related parties of $(9,866), $57,741 and $94,014 for the years ended June 30, 2021, 2020 and 2019, respectively.
(c)	Includes net charges to related parties of $(41,935), $(119,389) and $(119,666) for the years ended June 30, 2021, 2020 and 2019, respectively.
(d)	Interest income includes interest income from nonconsolidated affiliates of $3,105 for the year ended June 30, 2019.
(e)	Miscellaneous income (expense), net includes charges to related parties of $(178) and $(451) for the years ended June 30, 2020 and 2019, respectively.
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

MADISON SQUARE GARDEN ENTERTAINMENT CORP.
CONSOLIDATED AND COMBINED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
(in thousands)

	Years Ended June 30,
	2021		2020		2019
Net loss		$(395,560)		$(12,627)		$(20,463)

Other comprehensive income (loss), before income taxes:
Pension plans and postretirement plan:
Net unamortized losses arising during the period	$—		$(45)		$(2,565)
Amounts reclassified from accumulated other comprehensive loss:
Amortization of net actuarial loss included in net periodic benefit cost	1,191		1,342		1,286
Amortization of net prior service credit included in net periodic benefit cost	(5,168)		—		(7)
Curtailments	156		—		—
Settlement loss	870	(2,951)	67	1,364	52	(1,234)

Cumulative translation adjustments		27,688		(7,692)		(4,341)

Other comprehensive income (loss), before income taxes		24,737		(6,328)		(5,575)
Income tax expense related to items of other comprehensive income		—		—		—
Other comprehensive income (loss), net of income taxes		24,737		(6,328)		(5,575)
Comprehensive loss		(370,823)		(18,955)		(26,038)
Less: Comprehensive loss attributable to redeemable noncontrolling interests		(16,269)		(30,387)		(7,299)
Less: Comprehensive loss attributable to nonredeemable noncontrolling interests		(2,099)		(1,534)		(4,945)

Comprehensive income (loss) attributable to Madison Square Garden Entertainment Corp.’s stockholders		$(352,455)		$12,966		$(13,794)

See accompanying notes to consolidated and combined financial statements.

MADISON SQUARE GARDEN ENTERTAINMENT CORP.
CONSOLIDATED AND COMBINED STATEMENTS OF CASH FLOWS
(in thousands)

	Years Ended June 30,
	2021	2020	2019
Cash flows from operating activities:
Net loss	$(395,560)	$(12,627)	$(20,463)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Depreciation and amortization	114,664	104,899	109,343
Impairment of intangibles, long-lived assets and goodwill	—	105,817	—
Share-based compensation expense	52,917	42,190	35,401
Amortization of deferred financing costs	4,656	310	1,212
(Earnings) loss in equity method investments, net of income distributions	6,858	4,433	(6,312)
Benefit from deferred income taxes	(480)	(10,521)	(371)
Unrealized and realized (gain) loss on equity investment with readily determinable fair value	(51,178)	(37,628)	3,496
Provision for doubtful accounts / credit losses	468	9,945	1,456
Gain on sale of the Forum, excluding associated settlement	—	(100,288)	—
Other non-cash adjustments	4,888	3,200	727
Change in assets and liabilities, net of acquisitions:
Accounts receivable, net	(25,032)	15,392	(345)
Net related party receivables	25,882	(20,596)	4,387
Prepaid expenses and other assets	(29,057)	(21,816)	(11,325)
Accounts payable	(5,268)	(6,316)	(4,311)
Accrued and other liabilities	3,454	51,783	2,790
Collections due to promoters	12,623	(35,333)	(22,301)
Deferred revenue	15,356	52	3,775
Operating lease right-of-use assets and lease liabilities	10,219	5,195	4,240

Net cash provided by (used in) operating activities	$(254,590)	$98,091	$101,399

Cash flows from investing activities:
Capital expenditures, net of acquisitions	(452,154)	(452,426)	(184,002)
Capitalized interest	(34,890)	(2,060)	(9,675)
Purchase of short-term investments	—	(443,154)	(112,693)
Proceeds from maturity of short-term investment	339,110	208,204	—
Proceeds from sale of Forum, excluding associated settlement	—	210,521	—
Proceeds from sale of equity securities	22,079	7,659	—
Investments in nonconsolidated affiliates	—	(1,050)	(52,707)
Proceeds from sales of nonconsolidated affiliates	—	18,000	125,750
Loan repayment received from subordinated debt	—	58,735	4,765
Cash received (paid) for notes receivable	6,328	3,378	(9,176)
Other investing activities	197	476	—

Net cash used in investing activities	$(119,330)	$(391,717)	$(237,738)

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

MADISON SQUARE GARDEN ENTERTAINMENT CORP.
CONSOLIDATED AND COMBINED STATEMENTS OF EQUITY
AND REDEEMABLE NONCONTROLLING INTERESTS
(in thousands)

	Common Stock Issued	MSG Sports Corp.’s Investment	Additional Paid-In Capital	Retained Earnings (Accumulated Deficit)	Accumulated Other Comprehensive Loss	Total Madison Square Garden Entertainment Corp. Stockholders’ Equity	Nonredeemable Noncontrolling Interests	Total Equity	Redeemable Noncontrolling Interests
Balance as of June 30, 2018	$—	$2,527,634	$—	$—	$(46,918)	$2,480,716	$11,505	$2,492,221	$76,684
Adoption of ASU No. 2016-01	—	(5,570)	—	—	5,570	—	—	—	—
Adoption of ASC 606	—	33,669	—	—	—	33,669	—	33,669	—
Net loss	—	(8,219)	—	—	—	(8,219)	(4,945)	(13,164)	(7,299)
Other comprehensive loss	—	—	—	—	(5,575)	(5,575)	—	(5,575)	—

Comprehensive loss	—	—	—	—	—	(13,794)	(4,945)	(18,739)	(7,299)
Net increase in Madison Square Garden Sports Corp. Investment	—	82,947	—	—	—	82,947	—	82,947	—
Contributions from noncontrolling interest holders	—	—	—	—	—	—	8,446	8,446	—
Distributions to noncontrolling interest holders	—	—	—	—	—	—	(428)	(428)	(1,758)
Adjustments to noncontrolling interests	—	788	—	—	—	788	(788)	—	—

Balance as of June 30, 2019	$—	$2,631,249	$—	$—	$(46,923)	$2,584,326	$13,790	$2,598,116	$67,627

See accompanying notes to consolidated and combined financial statements.

MADISON SQUARE GARDEN ENTERTAINMENT CORP.
CONSOLIDATED AND COMBINED STATEMENTS OF EQUITY
AND REDEEMABLE NONCONTROLLING INTERESTS (Continued)
(in thousands)

	Common Stock Issued	MSG Sports Corp.’s Investment	Additional Paid-In Capital	Retained Earnings	Accumulated Other Comprehensive Loss	Total Madison Square Garden Entertainment Corp. Stockholders’ Equity	Nonredeemable Noncontrolling Interests	Total Equity	Redeemable Noncontrolling Interests
Balance as of June 30, 2019	$—	$2,631,249	$—	$—	$(46,923)	$2,584,326	$13,790	$2,598,116	$67,627
Net loss	—	(123,003)	—	142,297	—	19,294	(1,534)	17,760	(30,387)
Other comprehensive loss	—	—	—	—	(6,328)	(6,328)	—	(6,328)	—

Comprehensive income (loss)	—	—	—	—	—	12,966	(1,534)	11,432	(30,387)
Share-based compensation	—	—	12,430	—	—	12,430	—	12,430	—
Accretion of put options	—	—	—	—	—	—	—	—	489
Tax withholding associated with shares issued for equity-based compensation	—	—	(165)	—	—	(165)	—	(165)	—
Net increase in Madison Square Garden Sports Corp. Investment	—	178,280	—	—	—	178,280	—	178,280	—
Redeemable noncontrolling interest adjustment to redemption fair value	—	(16,939)	(3,647)	—	—	(20,586)	—	(20,586)	20,586
Adjustments related to the transfer of certain assets and liabilities as a result of the Entertainment Distribution	—	49,615	—	—	1,394	51,009	—	51,009	—
Conversion of Madison Square Garden Sports Corp. Investment	240	(2,756,917)	2,756,677	—	—	—	—	—	—
Distributions to noncontrolling interest holders	—	—	—	—	—	—	(4,062)	(4,062)	—
Noncontrolling interests from acquisition	—	37,715	—	—	—	37,715	—	37,715	(37,715)
Contribution from noncontrolling interest holders	—	—	—	—	—	—	4,009	4,009	—

Balance as of June 30, 2020	$240	$—	$2,765,295	$142,297	$(51,857)	$2,855,975	$12,203	$2,868,178	$20,600

See accompanying notes to consolidated and combined financial statements.

MADISON SQUARE GARDEN ENTERTAINMENT CORP.
CONSOLIDATED AND COMBINED STATEMENTS OF EQUITY
AND REDEEMABLE NONCONTROLLING INTERESTS (Continued)
(in thousands)

	Common Stock Issued	MSG Sports Corp.’s Investment	Additional Paid-In Capital	Retained Earnings (Accumulated Deficit)	Accumulated Other Comprehensive Loss	Total Madison Square Garden Entertainment Corp. Stockholders’ Equity	Nonredeemable Noncontrolling Interests	Total Equity	Redeemable Noncontrolling Interests
Balance as of June 30, 2020	$240	$—	$2,765,295	$142,297	$(51,857)	$2,855,975	$12,203	$2,868,178	$20,600
Net loss	—	—	—	(377,192)	—	(377,192)	(2,099)	(379,291)	(16,269)
Other comprehensive income	—	—	—	—	24,737	24,737	—	24,737	—

Comprehensive loss	—	—	—	—	—	(352,455)	(2,099)	(354,554)	(16,269)
Redeemable noncontrolling interests, non-cash acquisition	—	—	—	—	—	—	—	—	76,500
Redeemable noncontrolling interest adjustment to redemption fair value	—	—	(46,425)	—	—	(46,425)	—	(46,425)	46,425
Share-based compensation	—	—	56,035	—	—	56,035	—	56,035	—
Accretion of put options	—	—	—	—	—	—	—	—	2,348
Tax withholding associated with shares issued for equity-based compensation	1	—	(6,061)	—	—	(6,060)	—	(6,060)	—
Distribution to related parties associated with the settlement of certain share-based awards granted prior to the Entertainment Distribution	—	—	(1,273)	—	—	(1,273)	—	(1,273)	(498)
Adjustment of redeemable noncontrolling interest to redemption value	—	—	(8,728)	—	—	(8,728)	—	(8,728)	8,728
Contributions from noncontrolling interest holders	—	—	—	—	—	—	1,800	1,800	—

Balance as of June 30, 2021	$241	$—	$2,758,843	$(234,895)	$(27,120)	$2,497,069	$11,904	$2,508,973	$137,834

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
(“
Christmas Spectacular
”), as well as Boston Calling Events, LLC (“BCE”), the entertainment production company that owns and operates the Boston Calling Music Festival. Additionally, Tao Group Holdings LLC (“Tao Group Hospitality”), our other reportable segment, which includes the business of Hakkasan (as defined herein) acquired in April 2021, is a hospitality group with globally-recognized entertainment, dining, and nightlife brands, which consists of a collection of 61 hospitality assets including restaurants, bars, lounges, and nightclubs that it owns, manages or licenses. The brand portfolio of Tao Group Hospitality spans five continents and over 22 markets.
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
Following the Entertainment Distribution on April 17, 2020, the Company has two segments (the Entertainment business and the Tao Group Hospitality business) as a result of certain changes in the financial information that is provided to its Chief Operating Decision Maker (“CODM”). Additionally, as part of the Entertainment Distribution, the Company entered into various agreements with MSG Sports as detailed in Note 20
.

MADISON SQUARE GARDEN ENTERTAINMENT CORP.
NOTES TO CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS
(Continued)

Merger with MSG Networks Inc.
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
Basis of Presentation
The Company reports on a fiscal year basis ending on June 30 th
. In these consolidated and combined financial statements, the years ended on June 30, 2021, 2020, and 2019 are referred to as “Fiscal Year 2021,” “Fiscal Year 2020,” and “Fiscal Year 2019,” respectively, and the year ending June 30, 2022 is referred to as “Fiscal Year 2022”.
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
(Continued)

Bulletin Topic
1-B,
Allocation of Expenses and Related Disclosure in Financial Statements of Subsidiaries, Divisions or Lesser Business Components of Another Entity
. References to GAAP issued by the Financial Accounting Standards Board (“FASB”) in these footnotes are to the FASB
Accounting Standards Codification
, also referred to as the “Codification” or “ASC.”
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
For purposes of the combined financial statements, income tax expense has been recorded as if the Company filed tax returns on a standalone basis separate from Former Parent. This separate return methodology applies to accounting guidance for income taxes in the combined financial statements as if the Company was a standalone public company for the periods prior to the Entertainment Distribution. Therefore, cash tax payments and items of current and deferred taxes may not be reflective of the Company’s actual tax balances prior to or subsequent to the Entertainment Distribution. Prior to the Entertainment Distribution, the Company’s operating results were included in Former Parent’s consolidated U.S. federal and state income tax returns. Pursuant to rules promulgated by the Internal Revenue Service and various state taxing authorities, the Company expects to file its initial U.S. income tax return for the period from April 18, 2020 through June 30, 2020. The calculation of the Company’s income taxes involves considerable judgment and use of both estimates and allocations.
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
Revenue Recognition
See Note 4 for details of accounting policies related to revenue recognition and other disclosures required under ASC Topic 606,
Revenue from Contracts with Customers
.
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
Earnings (Loss) Per Common Share
On the Entertainment Distribution Date, 23,992 shares of the Company’s Class A Common Stock were distributed to MSG Sports’ stockholders as of the Record Date and were outstanding as of April 17, 2020. This share amount was being utilized for the calculation of basic earnings (loss) per common share (“EPS”) for the periods prior to the Entertainment Distribution because the Company was a wholly-owned subsidiary of MSG Sports prior to the Entertainment Distribution Date. In addition, the computation of diluted earnings per share equals the basic earnings (loss) per common share calculation since there was no stock trading information available to compute the dilutive effect of shares issuable under share-based compensation plans needed under the treasury method in accordance with ASC Topic 260,
Earnings Per Share
.
In connection with the Entertainment Distribution, the Company entered into amended employment agreements with the redeemable noncontrolling interest holders of Tao Group Hospitality in the fourth quarter of Fiscal Year 2020, which provided the noncontrolling interest holders with put rights that could require the Company to purchase the remaining noncontrolling interest. In addition, in accordance with the transaction agreement related to the acquisition of Hakkasan in April 2021, the noncontrolling interest holders of the acquiree are provided with put rights that could require the Company to purchase the remaining noncontrolling interest. Upon the exercise of the put rights by the noncontrolling interest holders, the price to be paid for redeemable noncontrolling interests is the current fair market value of the redeemable noncontrolling interest, subject to a minimum price (“floor”). In accordance with ASC 480,
Distinguishing Liabilities From Equity
, the Company elected to apply the Equity Classification — Entire Adjustment Method which treats the entire adjustment for the redeemable noncontrolling interests to an amount other than fair value using retained earnings (or additional paid-in
capital in absence of retained earnings). The adjustments to retained earnings are not a component of net income attributable to the Company’s common stockholders, rather than the adjustment to the control number (numerator) of the EPS computation. See Note 6 for the adjustment of redeemable noncontrolling interest to redemption value in the computation of earnings per share.
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
The carrying amount of restricted cash approximates fair value due to the short-term maturity of these instruments. Changes in restricted cash are reflected on the accompanying consolidated and combined statement of cash flows in accordance with ASU
No. 2016-18,
Statement of Cash Flows (Topic 230)
, which is included with cash and cash equivalents when reconciling the beginning-of-period
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
Goodwill is tested annually for impairment as of August 31
st
and at any time upon the occurrence of certain events or changes in circumstances. The Company has the option to perform a qualitative assessment to determine if an impairment is more likely than not to have occurred. If the Company can support the conclusion that it is not more likely than not that the fair value of a reporting unit is less than its carrying amount, the Company would not need to perform a quantitative impairment test for that reporting unit. If the Company cannot support such a conclusion or the Company does not elect to perform the qualitative assessment, the first step of the goodwill impairment test is used to identify potential impairment by comparing the fair value of a reporting unit with its carrying amount, including goodwill. The Company generally determines the fair value of a reporting

MADISON SQUARE GARDEN ENTERTAINMENT CORP.
NOTES TO CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS
(Continued)

unit using an income approach, such as the discounted cash flow method, or other acceptable valuation techniques, including the cost approach, in instances when it does not perform the qualitative assessment of goodwill. Subsequent to the adoption of ASU
No. 2017-04
in the third quarter of Fiscal Year 2020, the amount of an impairment loss is measured as the amount by which a reporting unit’s carrying value exceeds its fair value determined in step one, not to exceed the carrying amount of goodwill. Prior to the adoption of ASU
No. 2017-04,
if the carrying amount of a reporting unit exceeded its fair value, the second step of the goodwill impairment test was performed to measure the amount of impairment loss, if any. The second step of the goodwill impairment test compared the implied fair value of the reporting unit’s goodwill with the carrying amount of that goodwill. If the carrying amount of the reporting unit’s goodwill exceeded the implied fair value of that goodwill, an impairment loss was recognized in an amount equal to that excess. The implied fair value of goodwill was determined in the same manner as the amount of goodwill that would be recognized in a business combination.
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
Identifiable indefinite-lived intangible assets are tested annually for impairment as of August 31 st
and at any time upon the occurrence of certain events or substantive changes in circumstances. The Company has the option to perform a qualitative assessment to determine if an impairment is more likely than not to have occurred. In the qualitative assessment, the Company must evaluate the totality of qualitative factors, including any recent fair value measurements, that impact whether an indefinite-lived intangible asset other than goodwill has a carrying amount that more likely than not exceeds its fair value. The Company must proceed to conducting a quantitative analysis if the Company (i) determines that such an impairment is more likely than not to exist, or (ii) foregoes the qualitative assessment entirely. Under the quantitative assessment, the impairment test for identifiable indefinite-lived intangible assets consists of a comparison of the estimated fair value of the intangible asset with its carrying value. If the carrying value of the intangible asset exceeds its fair value, then an impairment loss is recognized in an amount equal to that excess. The Company generally determines the fair value of an indefinite-lived intangible asset using an income approach, such as the relief from royalty method, in instances when it does not perform the qualitative assessment of the intangible asset.
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

MADISON SQUARE GARDEN ENTERTAINMENT CORP.
NOTES TO CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS
(Continued)

Interest Capitalization
For significant long term construction projects, the Company begins to capitalize qualified interest cost once activities necessary to get the asset ready for its intended use have commenced. The Company calculates qualified interest capitalization using the average amount of accumulated expenditures during the period the asset is being prepared for its intended use and a capitalization rate which is derived from the Company’s weighted average borrowing rate during such time, in the absence of specific borrowings related to the significant long term construction projects. The Company ceases capitalization on any portions substantially completed and ready for their intended use.
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
Defined Benefit Pension Plans and Other Postretirement Benefit Plan
As more fully described in Note 15, certain employees of the Company participate in defined benefit pension plans (“Shared Plans”) sponsored by the Company, which also have historically included participants of MSG Sports. The Company accounted for the Shared Plans under the guidance of ASC 715,
Compensation — Retirement Benefits
. Accordingly, the Company recorded an asset or liability to recognize the funded status of the Shared Plans (other than multiemployer plans), as well as a liability only for any required contributions to the Shared Plans that were accrued and unpaid at the balance sheet date. The related pension expenses attributed to the Company were based primarily on pension-eligible compensation of active participants. For the Shared Plans’ liabilities, the combined financial statements reflected the full impact of such plans on both the combined statements of operations and combined balance sheets. The pension expense related to employees of MSG Sports participating in any of the Shared Plans is reflected as a contributory credit from the Company to MSG Sports, resulting in a decrease to the expense recognized in the combined statements of operations.
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
No. 2019-05,
Targeted Transition Relief,
which amends ASC Topic 326 to provide an option to irrevocably elect to measure certain individual financial assets at fair value instead of amortized cost. In November 2019, FASB issued ASU
No. 2019-11,
Codification Improvements to Topic 326, Financial Instruments — Credit Losses
, to provide clarification guidance in a number of areas, including: (i) expected recoveries for purchased financial assets with credit deterioration, (ii) transition relief for troubled debt restructuring, (iii) disclosures related to accrued interest receivables, and (iv) financial assets secured by collateral maintenance provisions. For most financial instruments, the standard requires the use of a forward-looking expected loss model rather than the incurred loss model for recognizing credit losses, which will generally result in the earlier recognition of credit losses on financial instruments. In February 2020, the FASB issued ASU
No. 2020-02,
Financial Instruments — Credit Losses and Leases,
which includes amendments pursuant to SEC Staff Accounting Bulletin No. 119. This standard was adopted by the Company in the first quarter of Fiscal Year 2021. The adoption of the standard did not have a material impact on the Company’s consolidated financial statements and certain disclosures.

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
In August 2018, the FASB issued ASU
No. 2018-15,
Intangibles — Goodwill and
Other-Internal-Use
Software (Subtopic
350-40):
Customer’s Accounting for Implementation Costs Incurred in a Cloud Computing Arrangement That is a Service Contract
. ASU
No. 2018-15
aligns the requirements for capitalizing implementation costs incurred in a hosting arrangement that is a service contract with the requirements for capitalizing implementation costs incurred to develop or obtain internal-use
software. The guidance also specifies that the balance sheet, income statement, and statement of cash flows presentation of capitalized implementation costs and the related amortization should align with the presentation of the hosting (service) element of the arrangement. This standard was adopted by the Company in the first quarter of Fiscal Year 2021. The adoption of the standard did not have an impact on the Company’s consolidated financial statements. However, to the extent future costs incurred in a cloud computing arrangement are capitalizable, the corresponding amortization will be included in “Direct operating expenses” or “Selling, general and administrative expenses” in the consolidated statements of operations depending on the nature of the related arrangement, rather than “Depreciation and amortization.”
In November 2018, the FASB issued ASU
No. 2018-17,
Targeted Improvements to Related Party Guidance for Variable Interest Entities
. ASU
No. 2018-17
amends the variable interest entities (“VIE”) guidance to align the evaluation of a decision maker’s or service provider’s fee in assessing a variable interest with the guidance in the primary beneficiary test. Specifically, indirect interests held by a related party that is under common control are to be considered on a proportionate basis, rather than in their entirety, when assessing whether the fee qualifies as a variable interest. The proportionate basis approach is consistent with the treatment of indirect interests held by a related party under common control when evaluating the primary beneficiary of a VIE. When a decision maker or service provider has an interest in a related party, regardless of whether they are under common control, they consider that related party’s interest in a VIE on a proportionate basis throughout the VIE model, for both the assessment of a variable interest and the determination of a primary beneficiary. This standard was adopted by the Company in the first quarter of Fiscal Year 2021. The adoption of the standard did not have an impact on the Company’s consolidated financial statements.
In November 2018, the FASB issued ASU No.
2018-18,
 Collaborative Arrangements (Topic 808): Clarifying the Interaction between Topic 808 and Topic 606
. ASU
No. 2018-18
clarifies that certain transactions between participants in a collaborative arrangement should be accounted for under ASC Topic 606 when the counterparty is a customer. In addition, ASU No.
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

MADISON SQUARE GARDEN ENTERTAINMENT CORP.
NOTES TO CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS
(Continued)

In April 2019, the FASB issued ASU
No. 2019-04,
Codification Improvements to Topic 326, Financial Instruments — Credit Losses, Topic 815, Derivatives and Hedging, and Topic 825 — Financial Instruments
. This ASU provides narrow-scope amendments to help apply these recent standards. This standard was adopted by the Company in the first quarter of Fiscal Year 2021 in connection with the adoption of ASU
No. 2016-13
discussed above. The adoption of the standard did not have an impact on the Company’s consolidated financial statements.
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
Recently Issued Accounting Pronouncements Not Yet Adopted
In December 2019, the FASB issued ASU
No. 2019-12,
Income Taxes (Topic 740): Simplifying the Accounting for Income Taxes
. This ASU eliminates certain exceptions to the general approach in ASC Topic 740 and includes methods of simplification to the existing guidance. The new guidance is effective for the Company in the first quarter of Fiscal Year 2022, with early adoption permitted. The adoption of the standard is not expected to have a material impact on the Company’s consolidated financial statements.
In March 2020, the FASB issued ASU
2020-04,
Reference Rate Reform (Topic 848): Facilitation of the Effects of Reference Rate Reform on Financial Reporting
. This ASU provides temporary optional expedients and exceptions to the guidance on contract modifications and hedge accounting to ease the financial reporting burdens of the expected market transition from the London Interbank Offered Rate and other interbank offered rates to alternative reference rates. In January 2021, the FASB issued ASU
2021-01,
which refines the scope of Topic 848 and clarifies some of its guidance as part of the FASB’s monitoring of global reference rate activities. The new guidance was effective upon issuance, and the Company is allowed to elect to apply the amendments prospectively through December 31, 2022. The Company is currently evaluating the impact this standard will have on its consolidated financial statements.

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

Fair Value (a)
Cash and cash equivalents	$16,737
Property and equipment, net	33,393
Right-of-use lease assets	44,818
Amortizable intangible assets, net	47,170
Other assets	12,641
Accrued expenses and other current liabilities	(15,957)
Operating lease liabilities	(52,025)
Other liabilities	(13,655)

Total identifiable net assets acquired	73,122
Goodwill (a)	3,378
Redeemable noncontrolling interests (b)	$(76,500)

(a)	Primarily represents expected synergies from combining operations of Hakkasan and Tao Group Hospitality, and is not deductible for income tax purposes.
(b)
Hakkasan Parent has the right to put its equity interest in Tao Group
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
Disposition of The Forum in Fiscal Year 2020
On March 24, 2020, the Company entered into a Membership Interest Purchase Agreement (the “MIPA”) pursuant to which the Company agreed to sell the Forum in Inglewood, CA and settle related litigation for cash consideration in the amount of $400,000, subject to regulatory and other customary closing conditions. The transaction subsequently closed on May1, 2020, resulting in a total gain on sale of $240,783, net of transaction costs of $50,806 during the year ended June30, 2020 of which $140,495 was attributable to the settlement of the related litigation. The transaction cost included a fee of $48,742 to The Azoff Company Holdings (“Azoff Music”), in connection with an agreement made by the Former Parent when the remaining 50% interest of Azoff Music was sold on December5, 2018. The Forum meets the definition of a business under SEC Regulation
S-X
Rule
11-01(d)-1
and FASB ASC Topic 805 —
Business Combinations
. This disposition does not represent a strategic shift with a major effect on the Company’s operations, and as such, has not been reflected as a discontinued operation under FASB ASC Subtopic
205-20
—
Discontinued Operations.
The gain of disposition of the Forum was reported under the Entertainment segment. See Note 21 for further details.
Note 4. Revenue Recognition
Contracts with Customers
For the years ended June 30, 2021, 2020 and 2019, all revenue recognized in the consolidated and combined statements of operations is considered to be revenue from contracts with customers in accordance with ASC Topic 606 except for $24,325 of revenues from (i)Arena License Agreements, (ii)leases, and (iii)subleases, which are accounted for in accordance with ASC Topic 842 for Fiscal Year 2021. In Fiscal Year 2021, the Company did not have any material provision for credit losses on receivables or contract assets arising from contracts with customers. The allowance for credit losses associated with contracts with customers was $5,577 and $9,135 as of June30, 2021 and 2020, respectively. The net decrease in allowance for credit losses in Fiscal Year 2021 was due to a net accounts receivable write off of $4,026, partially offset by an increase in provisions for credit losses of $468.
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

MADISON SQUARE GARDEN ENTERTAINMENT CORP.
NOTES TO CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS
(Continued)

In connection with the Entertainment Distribution, the Company entered into Arena License Agreements with MSG Sports that require the Knicks and the Rangers to play their home games at The Garden. These agreements also provide for the provision of certain services by the Company to MSG Sports in connection with MSG Sports events that are held at The Garden and include revenue-sharing provisions for certain agreements entered into by the Company and MSG Sports. The Arena License Agreements contain both lease and non-lease
components. The revenue to be recognized with respect to the lease components of the Arena License Agreements is accounted for as operating lease revenue in accordance with ASC 842—Leases. The non-lease
components are accounted for in accordance with ASC Topic 606 as further discussed below.
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

(b)
See sections “— Contracts with Customers — Arrangements with Multiple Performance Obligations”, “— Contracts with Customers — Principal versus Agent Revenue Recognition” and “— Contracts with Customers — Entertainment Segment” for further details on the pattern of recognition of sponsorship, signage and suite license revenues.

(c)
Primarily consists of (i) revenues from sponsorship sales and representation agreements with MSG Sports, (ii) advertising commission revenue from MSG Networks, and (ii) Tao Group Hospitality’s managed venue revenues.

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

(b)	Beginning in Fiscal Year 2021, Sponsorship and signage, suite, and advertising commission revenues include revenues from sponsorship sales and representation agreements with MSG Sports.
(c)	Primarily consist of revenues from (i) entertainment dining and nightlife offerings and (ii) venue management agreements.
(d)
In addition to the various types of revenues disclosed above, total revenues of $180,401 in Fiscal Year 2021 include $24,325 of lease-related revenues recognized under ASC 842 within the Entertainment segment. See “— Lessor Arrangements” under Note 10 for further details.

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

Note 6. Computation of Earnings (Loss) per Common Share
On the Entertainment Distribution Date, 23,992 shares of the Company’s Class A Common Stock were distributed to MSG Sports stockholders as of the Record Date and were outstanding as of April 17, 2020. This share amount was being utilized for the calculation of basic earnings (loss) per share for the periods prior to the Entertainment Distribution because the Company was a wholly-owned subsidiary of MSG Sports prior to the Entertainment Distribution Date. In addition, the computation of diluted earnings per share equals the basic earnings (loss) per common share calculation since there was no stock trading information available to compute dilutive effect of shares issuable under share-based compensation plans needed under the treasury method in accordance with ASC Topic 260,
Earnings Per Share
. The following table presents a reconciliation of weighted-average shares used in the calculations of basic and diluted earnings (loss) per common share attributable to the Company’s stockholders.

MADISON SQUARE GARDEN ENTERTAINMENT CORP.
NOTES TO CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS
(Continued)

	Years Ended June 30,
	2021	2020	2019
Net income (loss) available to Madison Square Garden Entertainment Corp.’s stockholders (numerator):
Net income (loss) attributable to Madison Square Garden Entertainment Corp.’s stockholders per statement of operations	$(377,192)	$19,294	$(8,219)
Adjustment of redeemable noncontrolling interest to redemption value	(8,728)	—	—

Net income (loss) attributable to Madison Square Garden Entertainment Corp.’s stockholders for EPS:	$(385,920)	$19,294	$(8,219)

Weighted-average shares (denominator):
Weighted-average shares for basic EPS (a)	24,205	23,998	23,992
Dilutive effect of shares issuable under share-based compensation plans (a)	—	19	—

Weighted-average shares for diluted EPS (a)	24,205	24,017	23,992

Weighted-average anti-dilutive shares (b)	—	522	—
EPS:
Basic earnings (loss) per common share attributable to Madison Square Garden Entertainment Corp.’s stockholders	$(15.95)	$0.81	$(0.35)

Diluted earnings (loss) per common share attributable to Madison Square Garden Entertainment Corp.’s stockholders	$(15.95)	$0.81	$(0.35)

(a)
See the Consolidated and Combined Statements of Operations for how the weighted-average shares were derive
d for Fi
scal Year 2019 prior to the Entertainment Distribution in Fiscal Year 2020. In addition, weighted-average anti-dilutive shares information for Fiscal Year 2019 was not provided since there was no stock price information and the Company did not have stand-alone restricted stock units and stock options available to compute during that period until the Entertainment Distribution occurred on April 17, 2020.

(b)
For Fiscal Year 2021, all restricted stock units and stock options were excluded from the above table because the Company reported a net loss for the periods presented and, therefore, their impact on reported loss per share would have been antidilutive. See Note 16 for further detail.

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

MADISON SQUARE GARDEN ENTERTAINMENT CORP.
NOTES TO CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS
(Continued)

Note 8. Investments in Nonconsolidated Affiliates
The Company’s investments in nonconsolidated affiliates which are accounted for under the equity method of accounting and equity investments without readily determinable fair values in accordance with ASC Topic 323,
Investments—Equity Method and Joint Ventures
and ASC Topic 321,
Investments—Equity Securities
, respectively, consisted of the following:

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

(a)
In accordance with the ASC Topic 321, Investments—Equity Securities, the Company applies the measurement alternative to its equity investments without readily determinable fair values. Under the measurement alternative, equity securities without readily determinable fair values are accounted for at cost, adjusted for impairment and changes resulting from observable price fluctuations in orderly transactions for the identical or a similar investment of the same issuer. For Fiscal Year 2021, the Company did not have impairment charges or change in carrying value recorded to its equity securities without readily determinable fair values. For Fiscal Year 2020, the Company recorded an impairment charge of $533. For Fiscal Year 2019, the Company recorded a $3,738 increase in carrying value from observable price fluctuations and an impairment charge of $398.

(b)
As of June 30, 2019, the Company’s equity investment in equity without readily determinable fair value included a $9,834 investment in DraftKings Inc. (“DraftKings”). DraftKings became a publicly traded company in April 2020. Accordingly, the Company began accounting for its investment in DraftKings as an equity investment with a readily determinable fair value in accordance the ASC Topic 321, Investments—Equity Securities. See section “Equity Investment with Readily Determinable Fair Values” below for further discussion.

MADISON SQUARE GARDEN ENTERTAINMENT CORP.
NOTES TO CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS
(Continued)

(c)
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
As of June 30, 2021
,
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

MADISON SQUARE GARDEN ENTERTAINMENT CORP.
NOTES TO CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS
(Continued)

Note 9. Property and Equipment
As of June 30, 2021 and 2020, property and equipment consisted of the following assets:

	June 30,
	2021	2020	Estimated Useful Lives
Land	$150,750	$141,638
Buildings	996,295	993,206	Up to 40 years
Equipment	378,086	345,314	1 year to 20 years
Aircraft	38,090	38,090	20 years
Furniture and fixtures	38,896	42,389	1 year to 7 years
Leasehold improvements	196,273	170,585	Shorter of term of lease or useful life of improvement
Construction in progress (a)	1,194,110	699,720

	2,992,500	2,430,942
Less accumulated depreciation and amortization	(843,925)	(770,489)

	$2,148,575	$1,660,453

(a)
Interest is capitalized during the construction period for significant long term construction project
s
. The Company capitalizes interest within the Entertainment segment in connection with the construction of MSG Sphere in Las Vegas.
For the fiscal years ended June 30, 2021 and June 30, 2020, the Company capitalized $34,890 and $2,060 of interest, respectively.

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
For operating leases, fixed lease payments are recognized as lease expense on a straight-line basis over the lease term. For finance leases, the initial ROU asset is depreciated on a straight-line basis over the lease term, along with recognition of interest expense associated with accretion of the lease liability, which is ultimately reduced by the related fixed payments. For leases with a term of 12 months or less (“short-term leases”), any fixed lease payments are recognized on a straight-line basis over the lease term and are not recognized on the consolidated balance sheets. Variable lease costs for both operating and finance leases, if any, are recognized as incurred and such costs are excluded from lease balances recorded on the consolidated balance sheets. In addition, the Company excluded its ground lease with Las Vegas Sands Corp. (“Sands”) associated with MSG Sphere in Las Vegas from the ROU asset and lease liability balance recorded on the consolidated balance sheets as the ground lease will have no fixed rent. Under the ground lease agreement, Sands will receive priority access to purchase tickets to events at the venue for inclusion in hotel packages or other uses, as well as certain rent-free use of the venue to support its Sands Expo Convention Center business. However, if certain return objectives are achieved, Sands will receive
25
% of the
after-tax
cash flow in excess of such objectives. The ground lease is for a term of 50 years, commencing upon substantial completion of the MSG Sphere.
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

(a)
In connection with the execution of the MIPA on March 24, 2020, pursuant to which the Company agreed to sell the Forum in Inglewood (see Note 3), the Company allocated $2,666 of goodwill associated with the Forum to assets held for sale in accordance with FASB ASC Topic 350, Intangibles — Goodwill and Other, ASC Subtopics
350-20-40-1
to
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
COVID-19
Pandemic). While the Company concluded that the effects of the
COVID-19
pandemic would not more likely than not reduce the fair value of its Entertainment reporting unit below its carrying amount, the Company concluded that a triggering event had occurred for its Tao Group Hospitality reporting unit as of March 31, 2020 and performed an interim impairment test. For the interim impairment test, the Company estimated the fair value of the Tao Group Hospitality reporting unit based on a discounted cash flow model (income approach). This approach relied on numerous assumptions and judgments that were subject to various risks and uncertainties. Principal assumptions utilized, all of which are considered Level III inputs under the fair value hierarchy, include the Company’s estimates of future revenue and terminal growth rates, margin assumptions and the discount rate applied to estimate future cash flows. In the fourth quarter of Fiscal Year 2020, the Company completed an evaluation of the subsequent activity. As a result, the Company recorded a non-cash
goodwill impairment charge of $88,583 during Fiscal Year 2020. During the first quarter of Fiscal Year 2021, the Company performed its annual impairment test of goodwill and determined that there were no impairments of goodwill identified for any of its reporting units as of the impairment test date
.

(c)
The TAO Group’s purchase price allocation for the Hakkasan acquisition is preliminary and could be subject to further revision as additional information related to the fair value of the identifiable net assets and redeemable noncontrolling interests becomes available during the measurement period that concludes in April 2022. Goodwill recognized in this acquisition is not deductible for income tax purposes. See Note
3 for more information on the allocation of the purchase price and goodwill recognized in connection with this acquisition.

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

(a)
The increase in trade names of $23,470 in Fiscal Year 2021, is primarily attributable to Tao Group Hospitality’s acquisition of Hakkasan. Such trade names were valued using unobservable inputs within Level III of the fair value hierarchy, utilizing the discounted cash flow models and relief-from-royalty approach with a weighted-average amortization period of approximately 17.7 years. During Fiscal Year 2020, the Company recorded a non-cash
impairment charge of $3,541 associated with one venue within Tao Group Hospitality (see Note 1 “Impact of the
COVID-19
Pandemic”).

(b)
The increase in venue management contracts of $23,700 in Fiscal Year 2021, is attributable to Tao Group Hospitality’s acquisition of Hakkasan. Such contracts were valued using unobservable inputs within Level III of the fair value hierarchy, utilizing the discounted cash flow models with a weighted-average amortization period of approximately 11.8 years. In addition, during the third quarter of Fiscal Year 2021, the Company recorded $14,280 of accelerated amortization expense for certain venue management contracts (gross cost of $17,000) as a result of Tao Group Hospitality converting certain venues to operating leases that were previously under management contracts.

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
Note 12. Commitments and Contingencies
Commitments
As of June 30, 2021, commitments of the Company in the normal course of business in excess of one year are as follows:

	Commitments (a) (b)
	Debt Repayments (c)	Other (d)	Total (e)
Fiscal year ending June 30, 2022	$12,750	$120,132	$132,882
Fiscal year ending June 30, 2023	17,137	118	17,255
Fiscal year ending June 30, 2024	34,000	118	34,118
Fiscal year ending June 30, 2025	6,500	57	6,557
Fiscal year ending June 30, 2026	620,750	—	620,750
Thereafter	—	—	—

	$691,137	$120,425	$811,562

(a)
The Company’s material off balance sheet arrangements primarily include (i) MSG Sphere in Las Vegas related commitments of approximately $1,025,000 for which the timing of future cash payments is uncertain and may change as development and construction progresses, (ii) $60,458 of operating lease payments for a lease in Burbank (excluding tenant allowance reimbursement of $24,000), which was not recognized on the Consolidated Balance Sheet as of June 30, 2021 since the Company has not yet taken possession of the property, (iii) $60,310 of commitments for capital expenditures, equipment purchases, and services agreements, and (iv) letters of credit of $4,226 obtained by the Company as collateral for lease agreements of the Company and Tao Group Hospitality.

(b)
See Note 10 for more information regarding the Company’s contractually obligated minimum lease payments for operating leases having an initial noncancelable term in excess of one year for the Company’s venues, including the Tao Group Hospitality venues and various corporate offices. These commitments are presented exclusive of the imputed interest used to reflect the payment’s present value. In addition, see Note 24 Subsequent Events for a discussion of the amendment and extension of the Radio City Music Hall lease, executed in July 2021.

(c)
See Note 14 for more information regarding the principal repayments required under the National Properties Term Loan Facility and the Tao Senior Secured Credit Facilities and a note with respect to a loan of $637 received by BCE from its noncontrolling interest holder that is due in April 2023.

MADISON SQUARE GARDEN ENTERTAINMENT CORP.
NOTES TO CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS
(Continued)

(d)	Includes accrued expense of approximately $98,000 associated with the development and construction of MSG Sphere in Las Vegas, all due within Fiscal Year 2022.
(e)
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
On May 27, 2021, a complaint captioned
Hollywood Firefighters’ Pension Fund et al.
v.
James Dolan, et al.
, 2021-0468-KSJM, was filed in the Court of Chancery of the State of Delaware by purported stockholders of the Company against the Company, its Board of Directors (the “Board”), certain Dolan family stockholders and MSG Networks. The complaint purported to allege derivative claims on behalf of the Company and claims on behalf of a putative class of Company stockholders concerning the Merger. Plaintiffs alleged, among other things, that the Merger is a business combination with an interested stockholder that is not allowed under Section 203 of the Delaware General Corporation Law (the “
DGCL
”), that the Board members and majority stockholders violated their fiduciary duties in agreeing to the Merger, and that the disclosures relating to the Merger are misleading or incomplete. Plaintiffs sought, among other relief, declaratory and preliminary and permanent injunctive relief enjoining the stockholder vote and consummation of the Merger, and an award of damages in the event the transaction is consummated and plaintiffs’ attorneys’ fees. On June 15, 2021, plaintiffs filed a brief in support of its motion seeking a preliminary injunction enjoining the Company’s stockholder vote and consummation of the Merger, which the defendants opposed. The Court of Chancery denied the plaintiffs’ preliminary injunction motion on July 2, 2021.

MADISON SQUARE GARDEN ENTERTAINMENT CORP.
NOTES TO CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS
(Continued)

On June 9, 2021, a complaint captioned
Timothy Leisz
v.
MSG Networks Inc. et al.
, 2021-0504-KSJM, was filed in the Court of Chancery of the State of Delaware by a purported stockholder of MSG Networks against MSG Networks, the MSG Networks board, certain Dolan family stockholders and the Company. The complaint purports to allege claims on behalf of a putative class of MSG Networks stockholders concerning the Merger. The MSG Networks plaintiff alleged, among other things, that the Merger is a business combination with an interested stockholder that is not allowed under Section 203 of the DGCL, that the MSG Networks board members and majority stockholders violated their fiduciary duties in agreeing to the Merger, and that the disclosures relating to the merger are misleading or incomplete. Plaintiff sought, among other relief, declaratory and preliminary and permanent injunctive relief enjoining the stockholder vote and consummation of the Merger, and an award of damages in the event the transaction is consummated and plaintiff’s attorneys’ fees. On June 21, 2021, plaintiff filed a brief in support of his motion seeking a preliminary injunction enjoining the MSG Networks stockholder vote and consummation of the Merger, which defendants have opposed. The Court of Chancery denied the plaintiff’s preliminary injunction motion on July 2, 2021.
On July 6, 2021, a complaint captioned
Stevens et al.
v.
Dolan et al.
,
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
On July 6, 2021, a complaint captioned
The City of Boca Raton Police and Firefighters’ Retirement System
v.
MSG Networks Inc.
, 2021-0578, was filed in the Court of Chancery of the State of Delaware by purported shareholders of MSG Networks against MSG Networks. The complaint purported to seek to enforce plaintiff’s right to inspect certain of MSG Networks’ books and records under Section 220 of the DGCL. The complaint was voluntarily dismissed on August 10, 2021.
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

MADISON SQUARE GARDEN ENTERTAINMENT CORP.
NOTES TO CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS
(Continued)

	Line Item on Consolidated Balance Sheet	June 30,
		2021	2020
Assets:
Money market accounts (a)	Cash and cash equivalents	$362,237	$—
Time deposits (a)	Cash and cash equivalents	691,521	777
U.S. treasury bills (a)	Cash and cash equivalents	—	699,945
Term deposits (b)	Short-term investments	—	37,250
U.S. treasury bills (b)	Short-term investments	—	299,942
Notes receivable (b)	Other current assets	—	6,328
Equity investments with readily determinable fair value (c)	Other assets	86,264	57,061

Total assets measured at fair value		$1,140,022	$1,101,303

(a)	The carrying amount of the Company’s cash equivalents in money market accounts, time deposits, and U.S. treasury bills approximate fair value due to their short-term maturities.
(b)
As of June 30, 2020, the Company’s short-term investments consisted of investments that (i) had original maturities of greater than three months and (ii) could be converted into cash by the Company within one year. In addition, the Company’s notes receivable were invested with a banking institution as collateral for issuances of letters of credit. The Company’s notes receivable and short-term investments in term deposits were carried at cost, including interest accruals, which approximated fair value and were classified within Level I of the fair value hierarchy.

(c)	See Note 7 for more information on the Company’s equity investments with readily determinable fair value in Townsquare and DraftKings.
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
Consolidation
.
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
Principal Repayments
Long-term debt maturities over the next five years for the outstanding balance under the Tao Term Loan Facility
(a)
and National Properties Term Loan Facility
as of June 30, 2021 were:

	Tao Term Loan Facility	National Properties Term Loan Facility	Total
Fiscal year ending June 30, 2022	$6,250	$6,500	$12,750
Fiscal year ending June 30, 2023	10,000	6,500	16,500
Fiscal year ending June 30, 2024 (a)	27,500	6,500	34,000
Fiscal year ending June 30, 2025	—	6,500	6,500
Fiscal year ending June 30, 2026	—	620,750	620,750
Thereafter	—	—	—

	$43,750	$646,750	$690,500

(a)	Repayment balance for the fiscal year ending June 30, 2024 includes the $15,000 borrowing outstanding under the Tao Revolving Credit Facility as of June 30, 2021.
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

(a)
In addition to the outstanding balance associated with the Tao Term Loan Facility, the Tao Revolving Credit Facility and the National Properties Term Loan Facility disclosed above, the Company’ s Long-term debt, net of deferred financing costs in the accompanying consolidated balance sheet of $655,093 as of June 30, 2021 included $637 of the note with respect to a loan received by BCE from its noncontrolling interest holder that is due in April 2023.

(b)
Unamortized deferred financing costs associated with Tao Revolving Credit Facility are presented under the captions Other current assets and Other assets in the accompanying consolidated balance sheets:

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

(a)
For Fiscal Year 2021, Fiscal Year 2020 and Fiscal Year 2019,
lump-sum
payments totaling $52, $551 and $343, respectively, were distributed to vested participants of the non-qualified
excess cash balance plan, triggering the recognition of settlement losses in accordance with ASC Topic 715. Due to these pension settlements, the Company was required to remeasure its pension plan liability as of June 30, 2021 and 2020 and for Fiscal Year 2021, Fiscal Year 2020 and Fiscal Year 2019, respectively. Discount rates used for the projected benefit obligation and interest cost were 1.77% and 1.24% as of June 30, 2021, respectively, 2.95% and 2.83% as of June 30, 2020, respectively, and 3.75% and 3.18% as of June 30, 2019, respectively. Additionally, settlement charges of $870, $67 and $52 were recognized in Miscellaneous income (expense), net for Fiscal Year 2021, Fiscal Year 2020 and Fiscal Year 2019.

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
Weighted-average assumptions used to determine net periodic benefit cost (made at the beginning of the period) for Fiscal Year 2021, Fiscal Year 2020 and Fiscal Year 2019 are as follows:

	Pension Plans			Postretirement Plan
	Years Ended June 30,			Years Ended June 30,
	2021	2020	2019	2021	2020	2019
Discount rate—projected benefit obligation	2.84%	3.58%	4.19%	2.09%	3.18%	4.06%
Discount rate—service cost	3.20%	3.78%	4.25%	2.15%	3.45%	4.25%
Discount rate—interest cost	1.92%	3.21%	3.90%	1.23%	2.84%	3.67%
Expected long-term return on plan assets	4.02%	5.28%	3.72%	n/a	n/a	n/a
Interest crediting rate	1.37%	3.28%	2.82%	n/a	n/a	n/a
Healthcare cost trend rate assumed for next year	n/a	n/a	n/a	6.50%	6.75%	7.00%
Rate to which the cost trend rate is assumed to decline (the ultimate trend rate)	n/a	n/a	n/a	5.00%	5.00%	5.00%
Year that the rate reaches the ultimate trend rate	n/a	n/a	n/a	2027	2027	2027

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
Plan Assets and Investment Policy
The weighted-average asset allocation of the Pension Plans’ assets at June 30, 2021 and 2020 was as follows:

	June 30,
Asset Classes (a) :	2021	2020
Fixed income securities	98%	99%
Cash equivalents	2%	1%

	100%	100%

(a)	The Company’s target allocation for pension plan assets is 99% fixed income securities and 1% cash equivalents as of June 30, 2021.
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

MADISON SQUARE GARDEN ENTERTAINMENT CORP.
NOTES TO CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS
(Continued)

Investments at Estimated Fair Value
The cumulative fair values of the individual plan assets at June 30, 2021 and 2020 by asset class are as follows:

	Fair Value Hierarchy	June 30,
		2021	2020
Fixed income securities:
U.S. Treasury securities (a)	I	$—	$3,825
U.S. corporate bonds (b)	II	100,229	110,542
Foreign issues (c)	II	20,119	13,764
Municipal bonds (d)	II	3,880	4,146
Money market accounts (e)	I	2,753	1,329
Common collective trust (f)	II	18,669	18,150

Total investments measured at fair value		$145,650	$151,756

(a)	U.S. Treasury Securities are classified within Level I of the fair value hierarchy as they are valued using observable inputs that reflect quoted prices for identical assets in active markets.
(b)
U.S. corporate bonds are classified within Level II of the fair value hierarchy as they are valued using quoted prices for similar assets in active markets, quoted prices for identical or similar assets in markets that are not active and evaluations based on various market and industry inputs.

(c)
Foreign issued corporate bonds are classified within Level II of the fair value hierarchy as they are valued at a price that is based on a compilation of primarily observable market information or a broker quote in a non-active
over-the-counter
market.

(d)
Municipal bonds are classified within Level II of the fair value hierarchy as they are valued at a price that is based on a compilation of primarily observable market information or a broker quote in a non-active
over-the-counter
market.

(e)	Money market fund is classified within Level I of the fair value hierarchy as they are valued using observable inputs that reflect quoted prices for identical assets in active markets.
(f)
Common collective trust (CCT) is classified within Level II of the fair value hierarchy at its net asset value (NAV) as reported by the Trustee. The NAV is based on the fair value of the underlying investments held by the fund less its liabilities. The CCT publishes its daily NAV and uses such value as the basis for current transactions.

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

			PPA Zone Status			Company Contributions
			As of June 30,			Years Ended June 30,
Plan Name	EIN	Pension Plan Number	2021	2020	FIP/RP Status Pending / Implemented	2021	2020	2019	Surcharge Imposed	Expiration Date of CBA
Pension Fund of Local No. 1 of I.A.T.S.E.	136414973	001	Green as of 2020-12-31	Green as of 2019-12-31	No	$194	$1,831	$2,529	No	6/30/2021 - 5/1/2023
All Other Multiemployer Defined Benefit Pension Plans						584	3,137	3,234

						$778	$4,968	$5,763

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

MADISON SQUARE GARDEN ENTERTAINMENT CORP.
NOTES TO CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS
(Continued)

Company may grant awards for up to 3,000 shares of MSG Entertainment Class A Common Stock (subject to certain adjustments). Options and stock appreciation rights under the Employee Stock Plan must be granted with an exercise price of not less than the fair market value of a share of the Company’s Class A Common Stock on the date of grant and must expire no later than 10 years from the date of grant (or up to one additional year in the case of the death of a holder). The terms and conditions of awards granted under the Employee Stock Plan, including vesting and exercisability, were determined by the Compensation Committee of the Board of Directors (“Compensation Committee”) and included terms or conditions based upon performance criteria. RSUs that were awarded by the Company to its employees will settle in shares of the Company’s Class A Common Stock (either from treasury or with newly issued shares), or, at the option of the Compensation Committee, in cash. Under the
Non-Employee
Director Plan, the Company is authorized to grant
non-qualified
stock options, restricted stock units, restricted shares, stock appreciation rights and other equity-based awards. The Company may grant awards for up to 150 shares of MSG Entertainment Class A Common Stock (subject to certain adjustments). Options under the
Non-Employee
Director Plan must be granted with an exercise price of not less than the fair market value of a share of the Company’s Class A Common Stock on the date of grant and must expire no later than 10 years from the date of grant (or up to one additional year in the case of the death of a holder). The terms and conditions of awards granted under the
Non-Employee
Director Plan, including vesting and exercisability, were determined by the Compensation Committee. Unless otherwise provided in an applicable award agreement, options granted under this plan will be fully vested and exercisable upon the date of grant. Unless otherwise provided in an applicable award agreement, restricted stock units granted under this plan will be fully vested upon the date of grant and will settle in shares of the Company’s Class A Common Stock (either from treasury or with newly issued shares), or, at the option of the Compensation Committee, in cash, on the first business day after ninety days from the date the director’s service on the Board of Directors ceases or, if earlier, upon the director’s death.
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

	Years Ended June 30,
	2021 (b)	2020	2019
Nonperformance and performance based RSUs	$40,195	$36,811	$31,509
Stock options (c)	12,722	5,379	3,892

Total share-based compensation expense (a)	$52,917	$42,190	$35,401

(a)	The share-based compensation expense reported above includes expense associated with MSG Sports’ RSUs and stock options granted to the Company’s employees prior to the Entertainment Distribution.
(b)
The Company recorded previously unrecognized share-based compensation expense of $11,129 for Fiscal Year 2021 associated with the cancellation of certain awards pursuant to a settlement agreement related to an executive.

(c)	Included $2,348 and $489 in accretion of put options within the Tao Group Hospitality reportable segment during Fiscal Year 2021 and Fiscal Year 2020, respectively.
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

MADISON SQUARE GARDEN ENTERTAINMENT CORP.
NOTES TO CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS
(Continued)

Restricted Stock Units Award Activity
The following table summarizes activity related to the Company’s RSUs for Fiscal Year 2021:

	Number of		Weighted- Average Fair Value Per Share At Date of Grant
	Nonperformance Based Vesting RSUs (In Thousands)	Performance Based Vesting RSUs (In Thousands)
Unvested award balance as of June 30, 2020	277	328	$75.34
Granted	424	343	$72.81
Vested	(156)	(106)	$70.84
Forfeited	(48)	(54)	$72.46
Cancelled	—	(32)	$88.58

Unvested award balance as of June 30, 2021	497	479	$74.42

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
Stock Options Award Activity
The following table summarizes activity related to the Company’s stock options for the year ending June 30, 2021:

	Number of Time Vesting Options (In Thousands)	Weighted- Average Exercise Price Per Share	Weighted-Average Remaining Contractual Term (In Years)	Aggregate Intrinsic Value
Balance as of June 30, 2020	543	$99.68
Cancelled	(449)	$107.07

Balance as of June 30, 2021	94	$64.36	6.46	$1,840

Exercisable as of June 30, 2021	94	$64.36	6.46	$1,840
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

MADISON SQUARE GARDEN ENTERTAINMENT CORP.
NOTES TO CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS
(Continued)

The income tax expense (benefit) differs from the amount derived by applying the statutory federal rate to pre
-tax
income (loss) principally due to the effect of the following items:

	Years Ended June 30,
	2021	2020	2019
Federal tax expense (benefit) at statutory federal rate	$(85,036)	$(1,592)	$(4,204)
State income taxes, net of federal benefit	(40,546)	4,259	1,996
Change in the estimated applicable tax rate used to determine deferred taxes	(3,368)	1,237	(454)
Nondeductible transaction costs	—	6,961	—
Federal tax credits	—	(1,480)	(1,900)
GAAP income of consolidated partnership attributable to non-controlling interest	3,857	6,701	2,571
Tax effect of indefinite intangible amortization	1,072	993	449
Change in valuation allowance	109,588	(14,895)	(3,148)
Nondeductible officers’ compensation (a)	5,311	4,407	7,655
Nondeductible expenses	409	690	809
Excess tax benefit related to shared based-payments awards	(1,066)	(2,276)	(3,376)
Other	408	41	45

Income tax expense (benefit)	$(9,371)	$5,046	$443

(a)
The Tax Cuts and Jobs Act, enacted on December 22, 2017, included changes to Internal Revenue Code Section 162(m), including elimination of the exception for qualified performance-based compensation over the $1,000 annual limit. Accordingly, effective January 1, 2018, all compensation for certain officers in excess of $1,000 is generally nondeductible.

MADISON SQUARE GARDEN ENTERTAINMENT CORP.
NOTES TO CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS
(Continued)

The tax effects of temporary differences which give rise to significant portions of the deferred tax assets and liabilities at June 30, 2021 and 2020 are as follows:

	June 30,
	2021	2020
Deferred tax asset:
Net operating loss (“NOL”) carryforwards	$166,420	$1,575
Tax credit carryforwards	532	532
Accrued employee benefits	24,825	26,538
Restricted stock units and stock options	12,527	14,267
Deferred revenue	42,616	45,050
Right-of-use lease assets and lease liabilities, net	8,234	—
Investments	63,639	39,737
Other	—	1,062

Total deferred tax assets	$318,793	$128,761
Less valuation allowance	(145,178)	(29,952)
Net deferred tax assets	$173,615	$98,809

Deferred tax liabilities:
Intangible and other assets	$(38,578)	$(39,893)
Property and equipment	(124,864)	(59,077)
Prepaid expenses	(4,355)	(7,595)
Capitalized interest related to MSG Sphere	(16,408)	(4,694)
Other	(1,382)	—

Total deferred tax liabilities	$(185,587)	$(111,259)

Net deferred tax liability	$(11,972)	$(12,450)

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

•
A team sponsorship allocation agreement with MSG Sports, pursuant to which MSG Sports continues receiving an allocation of sponsorship and signage revenues associated with the sponsorship agreements that existed at the Entertainment Distribution Date;

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

•
A transition services agreement (the “TSA”) pursuant to which the Company provides certain corporate and other transition services to MSG Sports, such as information technology, accounting, accounts payable, payroll, tax, certain legal functions, human resources, insurance and risk management, government affairs, investor relations, corporate communications, benefit plan administration and reporting, and internal audit functions as well as certain marketing functions, in exchange for service fees. MSG Sports also provides certain transition services to the Company, in exchange for service fees.

MADISON SQUARE GARDEN ENTERTAINMENT CORP.
NOTES TO CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS
(Continued)

•	A sublease agreement, pursuant to which the Company subleases office space to MSG Sports;

•
A group ticket sales representation agreement, pursuant to which the Company appointed MSG Sports as its sales and service representative to sell group ticket packages related Company events in exchange for a commission;

•
A single night rental commission agreement, pursuant to which MSG Sports may, from time to time, sell (or make referrals for sales of) licenses for the use of suites at The Garden for individual Company events in exchange for a commission;

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
After the Entertainment Distribution, fees recognized by the Company under the Arena License Agreements with MSG Sports for use of The Garden are reported as operating lease revenues in accordance with ASC Topic 842,
Leases
. Because The Garden was closed by government mandate, the Company did not recognize operating lease revenue under the Arena License Agreements for the three months ended September 30, 2020. Starting December 2020, The Garden reopened for games of the Knicks and the Rangers and the Company recorded $21,345 of revenues under the Arena License Agreements for Fiscal Year 2021. In addition, the Company recorded $9,055 of a credit to direct operating expenses as a reimbursement under the Arena License Agreements for Fiscal Year 2021.
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
Corporate General and Administrative Expenses, net—MSG Networks
The Company’s corporate overhead expenses that are charged to MSG Networks are primarily related to centralized functions, including information technology, accounts payable, payroll, tax, human resources, insurance and risk management, investor relations, corporate communications, benefit plan administration and reporting and internal audit, as well as certain executive support services.
For Fiscal Year 2021, Fiscal Year 2020 and Fiscal Year 2019, Corporate general and administrative expense, net—MSG Networks primarily reflects charges from the Company to MSG Networks under the MSG Networks Services Agreement of $9,616, $9,910 and $10,467, respectively.
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

MADISON SQUARE GARDEN ENTERTAINMENT CORP.
NOTES TO CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS
(Continued)

The Company evaluates segment performance based on several factors, of which the key financial measure is operating income (loss) before (i) adjustments to remove the impact of
non-cash
straight-line leasing revenue associated with the Arena License Agreements with MSG Sports, (ii) depreciation, amortization and impairments of property and equipment, goodwill and other intangible assets, (iii) amortization for capitalized cloud computing arrangement costs (see Note 2. Summary of Significant Accounting Policies for further details), (iv) share-based compensation expense or benefit, (v) restructuring charges or credits, and (vi) gains or losses on sales or dispositions of businesses and associated settlements, which is referred to as adjusted operating income (loss), a non-GAAP
measure. In addition to excluding the impact of the items discussed above, the impact of purchase accounting adjustments related to business acquisitions is also excluded in evaluating the Company’s consolidated and combined adjusted operating income (loss). Because it is based upon operating income (loss), adjusted operating income (loss) also excludes interest expense (including cash interest expense) and other non-operating
income and expense items. Management believes that the exclusion of share-based compensation expense or benefit allows investors to better track the performance of the various operating units of the Company’s business without regard to the settlement of an obligation that is not expected to be made in cash. In addition, the Company believes that given the length of the arena license agreements and resulting magnitude of the difference in leasing revenue recognized and cash revenue received, the exclusion of non-cash
leasing revenue provides investors with a clearer picture of the Company’s operating performance. The Company believes adjusted operating income (loss) is an appropriate measure for evaluating the operating performance of its business segments and the Company on a consolidated basis. Adjusted operating income (loss) and similar measures with similar titles are common performance measures used by investors and analysts to analyze the Company’s performance. The Company uses revenues and adjusted operating income (loss) measures as the most important indicators of its business performance, and evaluates management’s effectiveness with specific reference to these indicators.
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

MADISON SQUARE GARDEN ENTERTAINMENT CORP.
NOTES TO CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS
(Continued)

Information as to the operations of the Company’s reportable segments is set forth below.

		Year ended June 30, 2021
		Entertainment	Tao Group Hospitality	Purchase accounting adjustments	Inter- segment eliminations	Total
Revenues		$82,281	$100,166	$—	$(2,046)	$180,401
Direct operating expenses		103,089	66,591	3,334	(1,090)	171,924
Selling, general and administrative expenses		268,705	54,034	—	(25)	322,714
Depreciation and amortization		80,142	8,955	25,567	—	114,664
Restructuring charges		21,299	—	—	—	21,299

Operating loss		(390,954)	(29,414)	(28,901)	(931)	(450,200)

Loss in equity method investments						(6,858)
Interest income						1,273
Interest expense						(208)
Miscellaneous income, net	(a)					51,062

Loss from operations before income taxes						$(404,931)

Reconciliation of operating loss to adjusted operating loss:
Operating loss		$(390,954)	$(29,414)	$(28,901)	$(931)	$(450,200)
Add back:
Non-cash portion of arena license fees from MSG Sports		(13,026)	—	—	—	(13,026)
Share-based compensation expense		47,633	5,284	—	—	52,917
Depreciation and amortization		80,142	8,955	25,567	—	114,664
Restructuring charges		21,299	—	—	—	21,299
Other purchase accounting adjustments		—	—	3,334	—	3,334

Adjusted operating loss		$(254,906)	$(15,175)	$—	$(931)	$(271,012)

Other information:
Capital expenditures	(b)	$448,962	$3,192	$—	$—	$452,154

MADISON SQUARE GARDEN ENTERTAINMENT CORP.
NOTES TO CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS
(Continued)

		Year ended June 30, 2020
		Entertainment	Tao Group Hospitality	Purchase accounting adjustments	Inter- segment eliminations	Total
Revenues		$585,208	$180,201	$—	$(2,473)	$762,936
Direct operating expenses		388,643	116,638	4,361	(1,520)	508,122
Selling, general and administrative expenses		282,043	63,049	6	(461)	344,637
Depreciation and amortization		84,289	8,156	12,454	—	104,899
Impairment for intangibles, long-lived assets, and goodwill		—	94,946	10,871	—	105,817
Gain on disposal of assets held for sale		(240,783)	—	—	—	(240,783)

Operating income (loss)		71,016	(102,588)	(27,692)	(492)	(59,756)

Loss in equity method investments						(4,433)
Interest income						17,993
Interest expense						(240)
Miscellaneous income, net	(a)					38,855

Loss from operations before income taxes						$(7,581)

Reconciliation of operating income (loss) to adjusted operating income (loss):
Operating income (loss)		$71,016	$(102,588)	$(27,692)	$(492)	$(59,756)
Add back:
Share-based compensation expense		41,227	963	—	—	42,190
Depreciation and amortization		84,289	8,156	12,454	—	104,899
Impairment for intangibles, long-lived assets, and goodwill		—	94,946	10,871	—	105,817
Gain on disposal of assets held for sale		(240,783)	—	—	—	(240,783)
Other purchase accounting adjustments		—	—	4,367	—	4,367

Adjusted operating income (loss)		$(44,251)	$1,477	$—	$(492)	$(43,266)

Other information:
Capital expenditures	(b)	$448,944	$3,482	$—	$—	$452,426

MADISON SQUARE GARDEN ENTERTAINMENT CORP.
NOTES TO CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS
(Continued)

		Year ended June 30, 2019
		Entertainment	Tao Group Hospitality	Purchase accounting adjustments	Inter- segment eliminations	Total
Revenues		$797,058	$253,651	$—	$(1,800)	$1,048,909
Direct operating expenses		513,305	153,969	4,240	(873)	670,641
Selling, general and administrative expenses		239,321	75,529	524	(852)	314,522
Depreciation and amortization		87,005	6,437	15,901	—	109,343

Operating income (loss)		(42,573)	17,716	(20,665)	(75)	(45,597)

Equity in earnings of equity method investments						7,062
Interest income						30,163
Interest expense						(5,587)
Miscellaneous expense, net	(a)					(6,061)

Loss from operations before income taxes						$(20,020)

Reconciliation of operating income (loss) to adjusted operating income (loss):
Operating income (loss)		$(42,573)	$17,716	$(20,665)	$(75)	$(45,597)
Add back:
Share-based compensation expense		35,264	137	—	—	35,401
Depreciation and amortization		87,005	6,437	15,901	—	109,343
Other purchase accounting adjustments		—	—	4,764	—	4,764

Adjusted operating income (loss)		$79,696	$24,290	$—	$(75)	$103,911

Other information:
Capital expenditures	(b)	$168,981	$15,021	$—	$—	$184,002

(a)	Miscellaneous income (expense), net includes the following :

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

(b)
The Entertainment segment includes capital expenditures

associated with MSG Sphere in Las Vegas of $389,643, $380,258, and $93,334 for Fiscal Year 2021, Fiscal Year 2020 and Fiscal Year 2019, respectively.

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
Note 23. Correction of Previously Issued Consolidated and Combined Financial Statements
Subsequent to the issuance of the Company’s consolidated and combined financial statements as of June 30, 2021 and 2020 and for each of the three fiscal years in the period ended June 30, 2021 (the “previously issued financial statements”), management re-evaluated
the Company’s historical application of ASC Topic
835-20,
Capitalization of Interest
(“ASC
835-20”)
and concluded interest costs incurred on the Company’s outstanding indebtedness during the previously reported periods should have been subject to capitalization as part of the cost of constructing the Las Vegas MSG Sphere project (the “project”) since inception of the project because the project meets the definition of a long-term “qualifying asset”, as prescribed by ASC
835-20
(the “accounting error”). Management evaluated the quantitative and qualitative impact of this accounting error and concluded it was not material to the Company’s previously issued financial statements. Notwithstanding this conclusion, management has revised the accompanying consolidated and combined financial statements and related notes included herein to correct this accounting error for all periods presented, as well as the accompanying footnotes affected by the accounting error, which include additional disclosure or corresponding revisions to Note 2. Summary of Significant Accounting Policies, Note 6. Computation of Earnings (loss) per Common Share, Note 9. Property and Equipment, Note 19. Income Taxes, and Note 21. Segment Information. The correction of this accounting error had no effect on the Company’s previously reported revenues and operating loss.

MADISON SQUARE GARDEN ENTERTAINMENT CORP.

NOTES TO CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS
(Continued)

The following tables present the effect of correcting this accounting error, which included an increase to deferred tax liabilities and an equal and corresponding offset to the valuation allowance, on the Company’s previously issued financial statements:

Consolidated Balance Sheet Information

	As of June 30, 2021			As of June 30, 2020
	As Previously Issued	Adjustment	As Revised	As Previously Issued	Adjustment	As Revised
Property and equipment, net	$2,099,347	$49,228	$2,148,575	$1,646,115	$14,338	$1,660,453
Total assets	4,267,341	49,228	4,316,569	3,719,206	14,338	3,733,544
Additional paid-in capital	2,744,866	13,977	2,758,843	2,751,318	13,977	2,765,295
Retained earnings (accumulated deficit)	(270,146)	35,251	(234,895)	141,936	361	142,297
Total Madison Square Garden Entertainment Corp. stockholders’ equity	2,447,841	49,228	2,497,069	2,841,637	14,338	2,855,975
Total equity	2,459,745	49,228	2,508,973	2,853,840	14,338	2,868,178
Total liabilities, redeemable noncontrollinginterests and equity	4,267,341	49,228	4,316,569	3,719,206	14,338	3,733,544
Consolidated and Combined Statement of Operations Information

	Year ended June 30, 2021			Year ended June 30, 2020			Year ended June 30, 2019
	As Previously Issued	Adjustment	As Revised	As Previously Issued	Adjustment	As Revised	As Previously Issued	Adjustment	As Revised
Interest expense	$(35,098)	$34,890	$(208)	$(2,300)	$2,060	$(240)	$(15,262)	$9,675	$(5,587)
Loss from operations before income taxes	(439,821)	34,890	(404,931)	(9,641)	2,060	(7,581)	(29,695)	9,675	(20,020)
Net loss	(430,450)	34,890	(395,560)	(14,687)	2,060	(12,627)	(30,138)	9,675	(20,463)
Net income (loss) attributable to Madison Square Garden Entertainment Corp.’s stockholders	(412,082)	34,890	(377,192)	17,234	2,060	19,294	(17,894)	9,675	(8,219)
Basic earnings (loss) per common share attributable to Madison Square Garden Entertainment Corp.’s stockholders	(17.39)	1.44	(15.95)	0.72	0.09	0.81	(0.75)	0.40	(0.35)
Diluted earnings (loss) per common share attributable to Madison Square Garden Entertainment Corp.’s stockholders	(17.39)	1.44	(15.95)	0.72	0.09	0.81	(0.75)	0.40	(0.35)

F -

MADISON SQUARE GARDEN ENTERTAINMENT CORP.
NOTES TO CONSOLIDATED AND

COMBINED FINANCIAL STATEMENTS
(Continued)

Consolidated and Combined Statement of Comprehensive Income (Loss) Information

	Year ended June 30, 2021			Year ended June 30, 2020			Year ended June 30, 2019
	As Previously Issued	Adjustment	As Revised	As Previously Issued	Adjustment	As Revised	As Previously Issued	Adjustment	As Revised

Net loss	$(430,450)	$34,890	$(395,560)	$(14,687)	$2,060	$(12,627)	$(30,138)	$9,675	$(20,463)
Comprehensive loss	(405,713)	34,890	(370,823)	(21,015)	2,060	(18,955)	(35,713)	9,675	(26,038)
Comprehensive income (loss) attributable to Madison Square Garden Entertainment Corp.’s stockholders	(387,345)	34,890	(352,455)	10,906	2,060	12,966	(23,469)	9,675	(13,794)
Consolidated and Combined Statement of Cash Flows Information

	Year ended June 30, 2021			Year e nded June 30, 2020			Year e nded June 30, 2019
	As Previously Issued	Adjustment	As Revised	As Previously Issued	Adjustment	As Revised	As Previously Issued	Adjustment	As Revised

Net loss	$(430,450)	$34,890	$(395,560)	$(14,687)	$2,060	$(12,627)	$(30,138)	$9,675	$(20,463)
Net cash provided by (used in) operating activities	(289,480)	34,890	(254,590)	96,031	2,060	98,091	91,724	9,675	101,399
Capitalized interest	—	(34,890)	(34,890)	—	(2,060)	(2,060)	—	(9,675)	(9,675)
Net cash used in in v esting activities	(84,440)	(34,890)	(119,330)	(389,657)	(2,060)	(391,717)	(228,063)	(9,675)	(237,738)
Note 24. Subsequent Events
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

F - 9
0

MADISON SQUARE GARDEN ENTERTAINMENT CORP.
NOTES TO CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS
(Continued)

Merger with MSG Networks
On July 9, 2021, the Company completed its previously announced acquisition of MSG Networks, See Note 1 for more information regarding the Merger.

F - 9
1