Form 10-Q/A
period 2021-09-30
Madison Square Garden Entertainment Corp.
filed 2022-02-09
CIK 1795250

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM
10-Q/A

(Mark One)
☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2021
OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
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
Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    ☒  Yes    ☐  No
Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation
S-T
(§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files).    ☒  Yes    ☐  No
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated
filer, a smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule
12b-2
of the Exchange Act.

Large accelerated filer	☒	Accelerated filer	☐

Non-accelerated filer	☐	Smaller reporting company	☐

		Emerging growth company	☐
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.  ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule
12b-2
of the Exchange Act).    ☐  Yes    ☒   No
Number of shares of common stock outstanding as of October 29, 2021:

Class A Common Stock par value $0.01 per share	—	27,324,977
Class B Common Stock par value $0.01 per share	—	6,866,754

EXPLANATORY NOTE
In accordance with Rule
12b-15
of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), the following Items of our Quarterly Report on Form
10-Q
for the fiscal quarter ended September 30, 2021 (the “Form
10-Q”
or the “Original Filing”) have been partially amended and the complete text of those Items, as originally filed and as amended herein, is set out in this Quarterly Report on Form
10-Q/A
(this “Form
10-Q/A”):

Explanatory Note

Part I—Item 1.	Financial Statements

Part I—Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

Part I—Item 4.	Controls and Procedures

Part II—Item 1A.	Risk Factors

Part IV—Item 6.	Exhibits
The other Items of the Original Filing have not been amended and, accordingly, have not been repeated in this Form
10-Q/A.
Please note that the only changes to the Original Filing are those related to the matters described below and only in the items listed above. Except as described above, no changes have been made to the Original Filing, and this Form
10-Q/A
does not modify, amend or update any of the other financial information or other information contained in the Original Filing. In addition, in accordance with Securities and Exchange Commission (“SEC”) rules, this Form
10-Q/A
includes updated certifications from our Chief Executive Officer and Chief Financial Officer as Exhibits 31.1, 31.2, 32.1 and 32.2. Otherwise, the information contained in this Form
10-Q/A
is as of the date of the Original Filing and does not reflect any information or events occurring after the date of the Original Filing. Such subsequent information or events include, among others, the information and events described in our Annual Report on Form
10-K/A
for the fiscal year ended June 30, 2021, which is being filed concurrently with this Form
10-Q/A,
and the information and events described in our Current Reports on Form
8-K
filed subsequent to the date of the Original Filing. For a description of such subsequent information and events, please read our reports filed pursuant to the Exchange Act, subsequent to the date of the Original Filing, which update and supersede certain information contained in the Original Filing and this Form
10-Q/A.

i

Madison Square Garden Entertainment Corp. (the “Company”) is filing this Quarterly Report on Form
10-Q/A
for the fiscal quarter ended September 30, 2021, originally filed with the SEC on November 9, 2021 (the “Original Filing Date”), to make certain changes described below.
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

Although (a) the financing within Tao was in place well before costs associated with MSG Sphere began, (b) MSG National Properties incurred the National Properties Term Loan Facility during the
COVID-19
pandemic for the benefit of the core Entertainment business with significant restrictions on its use for MSG Sphere, and (c) the MSGN Credit Agreement was in place within MSG Networks while it was part of a separate public company that was merged with the Company in the first quarter of fiscal year 2022, subsequent to the Original Filing, the Company has determined that the application of Accounting Standards Codification (“ASC”) Topic
835-20
(Capitalization of Interest) requires that a portion of the interest incurred under the Credit Facilities should have been capitalized during the periods that the Company has been capitalizing costs related to MSG Sphere at the Venetian (the “accounting error”), which capitalization of such costs began in 2017.
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
In addition, the Company
re-evaluated
the effectiveness of the Company’s internal control over financial reporting and identified a control deficiency associated with the accounting error, which the Company has concluded represents a material weakness in the Company’s internal control over financial reporting as of September 30, 2021. Accordingly, the Company is filing this Form
10-Q/A
and is concurrently filing the Form
10-K/A
to amend management’s assessment of the Company’s internal control over financial reporting and its disclosure controls and procedures to indicate that they were not effective as of June 30, 2021 and September 30, 2021, respectively.
As a result of the determination to file this Form
10-Q/A
for the reasons outlined in the preceding paragraph, on February 3, 2022, the Audit Committee of the Board of Directors (the “Audit Committee”) of the Company, after discussion with management of the Company and Deloitte, determined that the Company will revise its (i) consolidated and combined financial statements for the fiscal years ended June 30, 2021, 2020 and 2019, included in the Company’s Annual Report on Form
10-K,
and (ii) consolidated financial statements for the fiscal quarters ended September 30, 2021 and 2020, included in the Original Filing, to correct the error related to the recognition of interest expense in accordance with ASC Topic
835-20
(Capitalization of Interest). The correction of this accounting error does not impact the Company’s previously reported revenues, operating income or adjusted operating income during any financial statement period. For a more detailed description of the correction of this accounting error refer to Note 20 –
Correction of Previously Issued Consolidated Financial Statements
to the unaudited consolidated financial statements of the Company included in Part I – Item 1 of this
Form10-Q/A.
Except as described above, no changes have been made to the Original Filing, and this Form
10-Q/A
does not modify, amend or update any of the other financial information or other information contained in the Original Filing. This Form
10-Q/A
does not reflect events that may have occurred subsequent to the Original Filing Date.
This Amendment reflects (i) new certifications pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 and Section 906 of the Sarbanes-Oxley Act of 2002, each of which is filed or furnished herewith, as applicable, and (ii) Exhibit 101 (Interactive Data Files) and Exhibit 104 (contained in Exhibit 101).

ii

MADISON SQUARE GARDEN ENTERTAINMENT CORP.

iii

PART I – FINANCIAL INFORMATION
Item 1. Financial Statements
MADISON SQUARE GARDEN ENTERTAINMENT CORP.
CONSOLIDATED BALANCE SHEETS (Unaudited)
(in thousands)

	September 30, 2021	June 30, 2021
ASSETS
Current Assets:
Cash and cash equivalents	$1,331,450	$1,516,992
Restricted cash	24,029	22,984
Accounts receivable, net	178,449	184,613
Net related party receivables	44,316	31,916
Prepaid income taxes	1,850	12,772
Prepaid expenses	70,639	67,445
Other current assets	38,388	36,014

Total current assets	1,689,121	1,872,736
Investments in nonconsolidated affiliates	48,140	49,221
Property and equipment, net	2,284,729	2,156,292
Right-of-use lease assets	413,463	280,579
Amortizable intangible assets, net	186,169	198,274
Indefinite-lived intangible assets	63,801	63,801
Goodwill	500,181	502,195
Other assets	152,316	166,781

Total assets	$5,337,920	$5,289,879

See accompanying notes to unaudited consolidated financial statements.

MADISON SQUARE GARDEN ENTERTAINMENT CORP.
CONSOLIDATED BALANCE SHEETS (Unaudited) (Continued)
(in thousands, except per share data)

	September 30, 2021	June 30, 2021
LIABILITIES, REDEEMABLE NONCONTROLLING INTERESTS AND EQUITY
Current Liabilities:
Accounts payable	$26,465	$26,644
Net related party payables, current	21,213	23,173
Current portion of long-term debt, net of deferred financing costs	55,228	53,973
Income taxes payable	1,126	2,527
Accrued liabilities:
Employee related costs	47,295	91,853
Other accrued liabilities	221,345	210,749
Operating lease liabilities, current	53,571	73,423
Collections due to promoters	61,652	37,877
Deferred revenue	265,950	209,651

Total current liabilities	753,845	729,870
Long-term debt, net of deferred financing costs	1,621,194	1,650,628
Operating lease liabilities, noncurrent	396,569	233,556
Defined benefit and other postretirement obligations	53,412	54,179
Other employee related costs	21,464	21,193
Collections due to promoters, noncurrent	—	6,625
Deferred tax liabilities, net	177,781	200,325
Other liabilities	77,238	75,263

Total liabilities	3,101,503	2,971,639

Commitments and contingencies (see Note 11)
Redeemable noncontrolling interests	140,410	137,834
Madison Square Garden Entertainment Corp. Stockholders’ Equity:
Class A Common stock, par value $0.01, 120,000 shares authorized; 27,305 and 27,093 shares outstanding as of September 30, 2021 and June 30, 2021, respectively	273	271
Class B Common stock, par value $0.01, 30,000 shares authorized; 6,867 shares outstanding as of September 30, 2021 and June 30, 2021	69	69
Preferred stock, par value $0.01, 15,000 shares authorized; none outstanding as of September 30, 2021 and June 30, 2021	—	—
Additional paid-in capital	2,293,157	2,294,775
Accumulated deficit	(175,573)	(96,341)
Accumulated other comprehensive loss	(35,060)	(30,272)

Total Madison Square Garden Entertainment Corp. stockholders’ equity	2,082,866	2,168,502
Nonredeemable noncontrolling interests	13,141	11,904

Total equity	2,096,007	2,180,406

Total liabilities, redeemable noncontrolling interests and equity	$5,337,920	$5,289,879

See accompanying notes to unaudited consolidated financial statements.

MADISON SQUARE GARDEN ENTERTAINMENT CORP.
CONSOLIDATED STATEMENTS OF OPERATIONS (Unaudited)
(in thousands, except per share data)

	Three Months Ended September 30,

	2021	2020
Revenues (a)	$294,510	$170,546
Operating expenses:
Direct operating expenses (b)	165,761	99,231
Selling, general and administrative expenses (c)	174,839	81,657
Depreciation and amortization	29,430	28,410
Impairment of long-lived assets	7,818	—
Restructuring charges	—	19,927

Operating loss	(83,338)	(58,679)
Other income (expense):
Loss in equity method investments	(1,207)	(1,696)
Interest income	775	772
Interest expense	(9,248)	(5,273)
Miscellaneous income (expense), net	(2,547)	34,017

	(12,227)	27,820

Loss from operations before income taxes	(95,565)	(30,859)
Income tax benefit (expense)	18,910	(9,457)

Net loss	(76,655)	(40,316)
Less: Net income (loss) attributable to redeemable noncontrolling interests	2,212	(3,889)
Less: Net income (loss) attributable to nonredeemable noncontrolling interests	365	(630)

Net loss attributable to Madison Square Garden Entertainment Corp.’s stockholders	$(79,232)	$(35,797)

Basic and diluted loss per common share attributable to Madison Square Garden Entertainment Corp.’s stockholders	$(2.32)	$(1.05)
Weighted-average number of common shares outstanding:
Basic and diluted	34,095	34,165

(a)	Includes revenues from related parties of $4,187 and $2,823 for the three months ended September 30, 2021 and 2020, respectively.
(b)	Includes net charges from related parties of $42,333 and $39,916 for the three months ended September 30, 2021 and 2020, respectively.
(c)	Includes net charges to related parties of $(7,260) and $(10,047) for the three months ended September 30, 2021 and 2020, respectively.
See accompanying notes to unaudited consolidated financial statements.

MADISON SQUARE GARDEN ENTERTAINMENT CORP.
CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS
(Unaudited)
(in thousands)

	Three Months Ended September 30,
	2021		2020
Net loss		$(76,655)		$(40,316)
Other comprehensive income (loss), before income taxes:
Pension plans and postretirement plan:
Amounts reclassified from accumulated other comprehensive loss:
Amortization of actuarial loss included in net periodic benefit cost	510		478
Amortization of prior service credit included in net periodic benefit cost	—	510	—	478

Cumulative translation adjustments		(6,418)		13,951

Other comprehensive income (loss), before income taxes		(5,908)		14,429
Income tax benefit (expense) related to items of other comprehensive income (loss)		1,120		(2,732)

Other comprehensive income (loss), net of income taxes		(4,788)		11,697

Comprehensive loss		(81,443)		(28,619)
Less: Net income (loss) attributable to redeemable noncontrolling interests		2,212		(3,889)
Less: Net income (loss) attributable to nonredeemable noncontrolling interests		365		(630)

Comprehensive loss attributable to Madison Square Garden Entertainment Corp.’s stockholders		$(84,020)		$(24,100)

See accompanying notes to unaudited consolidated financial statements.

MADISON SQUARE GARDEN ENTERTAINMENT CORP.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)
(in thousands)

	Three Months Ended September 30,
	2021	2020
Cash flows from operating activities:
Net loss	$(76,655)	$(40,316)
Adjustment to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	29,430	28,410
Impairment of long-lived assets	7,818	—
Amortization of deferred financing costs	2,184	485
Benefit from deferred income taxes	(20,036)	(9,590)
Share-based compensation expense	19,528	16,156
Loss in equity method investments	1,207	1,696
Net unrealized loss (gains) on equity investments with readily determinable fair value	2,460	(33,658)
Provision for credit losses	437	645
Other non-cash adjustments	(89)	(325)
Change in assets and liabilities:
Accounts receivable	5,546	(5,508)
Receivables from related parties, net of payables	(14,180)	(15,472)
Prepaid expenses and other assets	17,202	12,626
Accounts payable	191	(9,518)
Accrued and other liabilities	(47,232)	(45,323)
Collections due to promoters, including noncurrent portion	17,150	(8,498)
Deferred revenue	56,299	11,386
Operating lease right-of-use assets and lease liabilities	5,728	1,577

Net cash provided by (used in) operating activities	$6,988	$(95,227)

Cash flows from investing activities:
Capital expenditures	$(137,271)	$(113,799)
Capitalized interest	(9,326)	(355)
Proceeds from maturity of short-term investments	—	300,000
Cash received for notes receivable	—	6,328
Other investing activities	295	60

Net cash (used in) provided by investing activities	$(146,302)	$192,234

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

MADISON SQUARE GARDEN ENTERTAINMENT CORP.
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
AND REDEEMABLE NONCONTROLLING INTERESTS
(Unaudited)
(in thousands)

	Three Months Ended September 30, 2021
	Common Stock Issued	Additional Paid-In Capital	Accumulated Deficit	Accumulated Other Comprehensive Loss	Total Madison Square Garden Entertainment Corp. Stockholders’ Equity	Non - redeemable Noncontrolling Interests	Total Equity	Redeemable Noncontrolling Interests
Balance as of June 30, 2021	$340	$2,294,775	$(96,341)	$(30,272)	$2,168,502	$11,904	$2,180,406	$137,834
Net loss	—	—	(79,232)	—	(79,232)	365	(78,867)	2,212
Other comprehensive loss	—	—	—	(4,788)	(4,788)	—	(4,788)	—

Comprehensive loss	—	—	—	—	(84,020)	365	(83,655)	2,212
Share-based compensation	—	19,692	—	—	19,692	—	19,692	—
Tax withholding associated with shares issued for equity-based compensation	2	(14,905)	—	—	(14,903)	—	(14,903)	—
Adjustment of redeemable noncontrolling interest for change in ownership	—	—	—	—	—	—	—	(7,500)
Redeemable noncontrolling interest adjustment to redemption fair value	—	(6,178)	—	—	(6,178)	—	(6,178)	7,566
Accretion of put options	—	—	—	—	—	—	—	587
Contributions from noncontrolling interest holders	—	—	—	—	—	872	872	—
Distribution to related parties associated with the settlement of certain share-based awards	—	(227)	—	—	(227)	—	(227)	(289)

Balance as of September 30, 2021	$342	$2,293,157	$(175,573)	$(35,060)	$2,082,866	$13,141	$2,096,007	$140,410

See accompanying notes to unaudited consolidated financial statements.

MADISON SQUARE GARDEN ENTERTAINMENT CORP.
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
AND REDEEMABLE NONCONTROLLING INTERESTS (Continued)
(Unaudited)
(in thousands)

	Three Months Ended September 30, 2020
	Common Stock Issued	Additional Paid-In Capital	Retained Earnings	Accumulated Other Comprehensive Loss	Total Madison Square Garden Entertainment Corp. Stockholders’ Equity	Non - redeemable Noncontrolling Interests	Total Equity	Redeemable Noncontrolling Interests
Balance as of June 30, 2020	$338	$2,285,709	$50,246	$(48,992)	$2,287,301	$12,203	$2,299,504	$20,600
Cumulative effect of adoption of Accounting Standards Update 2016-13, credit losses	—	—	(480)	—	(480)	—	(480)	—
Reversal of valuation allowance			2,376	—	2,376	—	2,376	—
Net loss	—	—	(35,797)	—	(35,797)	(630)	(36,427)	(3,889)
Other comprehensive income	—	—	—	11,697	11,697	—	11,697	—

Comprehensive loss	—	—	—	—	(24,100)	(630)	(24,730)	(3,889)
Share-based compensation	—	16,435	—	—	16,435	—	16,435	—
Tax withholding associated with shares issued for equity-based compensation	2	(8,072)	—	—	(8,070)	—	(8,070)	—
Accretion of put options	—	—	—	—	—	—	—	587
Contribution from noncontrolling interest holders	—	—	—	—	—	200	200	—

Balance as of September 30, 2020	$340	$2,294,072	$16,345	$(37,295)	$2,273,462	$11,773	$2,285,235	$17,298

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
The Company is comprised of three reportable segments: Entertainment, MSG Networks and Tao Group Hospitality.

MADISON SQUARE GARDEN ENTERTAINMENT CORP.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
(Continued)

•
The Entertainment segment includes the Company’s portfolio of venues: Madison Square Garden (“The Garden”), Hulu Theater at Madison Square Garden, Radio City Music Hall, the Beacon Theatre, and The Chicago Theatre. In addition, the Company has unveiled its vision for state-of-the-art
venues, called MSG Sphere, and is currently building its first such venue in Las Vegas. The Entertainment segment also includes the original production, the
Christmas Spectacular Starring the Radio City Rockettes
(“
Christmas Spectacular
”), as well as Boston Calling Events, LLC (“BCE”), the entertainment production company that owns and operates the Boston Calling Music Festival. This segment also includes our bookings business, which features a variety of live entertainment and sports experiences.

•
The MSG Networks segment is comprised of the Company’s regional sports and entertainment networks, MSG Network and MSG+, a companion streaming app, MSG GO, and other digital properties. MSG Networks serves the New York Designated Market Area (“DMA”), as well as other portions of New York, New Jersey, Connecticut and Pennsylvania and features a wide range of sports content, including exclusive live local games and other programming of the New York Knicks (the “Knicks”) of the National Basketball Association (the “NBA”) and the New York Rangers (the “Rangers”), New York Islanders, New Jersey Devils and Buffalo Sabres of the National Hockey League (the “NHL”), as well as significant coverage of the New York Giants and Buffalo Bills of the National Football League.

•
The Tao Group Hospitality segment features the Company’s controlling interest in TAO Group Holdings LLC, a hospitality group with globally-recognized entertainment dining and nightlife brands including: Tao, Marquee, Lavo, Beauty & Essex, Cathédrale, Hakkasan and Omnia.

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
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
(Continued)

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
82-game
regular seasons for the
2021-22
NBA and NHL seasons are scheduled.

MADISON SQUARE GARDEN ENTERTAINMENT CORP.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
(Continued)

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

MADISON SQUARE GARDEN ENTERTAINMENT CORP.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
(Continued)

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
Summary of Significant Accounting Policies
The following is an update to the Company’s Summary of Significant Accounting Policies, disclosed in its Annual Report on Form
10-K
for the year ended June 30, 2021. The update primarily reflects specific policies for the MSG Networks segment in connection with the Merger.
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

MADISON SQUARE GARDEN ENTERTAINMENT CORP.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
(Continued)

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
(Continued)

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

(a)
During the three months ended September 30, 2021, the Company recorded an adjustment to reflect a measurement period adjustment. Upon the finalization of the closing statement during the first quarter of Fiscal Year 2022, the noncontrolling interest owned by Hakkasan Parent in Tao Group
Sub-Holdings
LLC was reduced from approximately
18
% as initially estimated to approximately
15
%. Such change resulted in a decrease in the Company’s redeemable noncontrolling interest of $7,500, a decrease in Goodwill of $480, and a decrease in amortizable intangibles of approximately $7,020 related to trade names and venue management contracts. Additionally, the Company wrote-off
a previously reported accrual of $1,534, which resulted in an additional decrease in Goodwill of $1,534.

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

(c)
See “ — Note 2. Accounting Policies — Summary of Significant Accounting Policies — Revenue Recognition — Media Affiliation Fee and Advertising Revenues for further details on the pattern of recognition of Media affiliation fee and advertising revenues in the MSG Networks segment.

(d)
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

(b)
Amounts include revenues from sponsorship sales and representation agreements with MSG Sports and advertising commission revenues recognized by the Entertainment segment from the MSG Networks segment of $410 and $1,195 for the three months ended September 30, 2021 and 2020, respectively, that are eliminated in consolidation.

(c)	Primarily consist of revenues from (i) entertainment dining and nightlife offerings and (ii) venue management agreements.
(d)
Primarily consist of affiliation fees from Distributors and, to a lesser extent, advertising revenues through the sale of commercial time and other advertising inventory during MSG Networks programming.

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

(b)
Contract assets, which are reported as Other current assets or Other assets
(non-current
portion) in the Company’s consolidated balance sheets, primarily relate to the Company’s rights to consideration for goods or services transferred to customers, for which the Company does not have an unconditional right to bill as of the reporting date. Contract assets are transferred to accounts receivable once the Company’s right to consideration becomes unconditional.

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

	Three Months Ended September 30,
	2021	2020
Net loss attributable to Madison Square Garden Entertainment Corp.’s stockholders (numerator):
Net loss attributable to Madison Square Garden Entertainment Corp.’s stockholders	$(79,232)	$(35,797)
Weighted-average shares (denominator):
Weighted-average shares for basic and diluted EPS (a)	34,095	34,165
Basic and diluted loss per common share attributable to Madison Square Garden Entertainment Corp.’s stockholders	$(2.32)	$(1.05)

(a)
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

(a)
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

MADISON SQUARE GARDEN ENTERTAINMENT CORP.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
(Continued)

The cost basis and the carrying fair value of these investments, which are reported under Other assets in the accompanying consolidated balance sheets as of September 30, 2021 and June 30, 2021, are as follows:

	September 30, 2021
Equity Investment with Readily Determinable Fair Values	Shares /Units Held	Cost Basis	Carrying value / Fair value
Townsquare Class A common stock	583	$4,221	$7,621
Townsquare Class C common stock	2,625	19,001	34,309
DraftKings common stock	869	6,036	41,874

Total		$29,258	$83,804

	June 30, 2021
Equity Investment with Readily Determinable Fair Values	Shares / Units Held	Cost Basis	Carrying value / Fair value
Townsquare Class A common stock	583	$4,221	$7,435
Townsquare Class C common stock	2,625	19,001	33,469
DraftKings common stock	869	6,036	45,360

Total		$29,258	$86,264

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

MADISON SQUARE GARDEN ENTERTAINMENT CORP.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
(Continued)

Note 8. Property and Equipment
As of September 30, 2021 and June 30, 2021, property and equipment consisted of the following:

	September 30, 2021	June 30, 2021
Land	$148,468	$150,750
Buildings	998,811	996,295
Equipment	408,051	405,835
Aircraft	38,090	38,090
Furniture and fixtures	38,299	40,660
Leasehold improvements	225,032	214,678
Construction in progress (a)	1,342,832	1,194,525

	3,199,583	3,040,833
Less accumulated depreciation and amortization	(914,854)	(884,541)

	$2,284,729	$2,156,292

(a)
Interest is capitalized during the construction period for significant long term construction projects. The Company capitalizes interest within the Entertainment segment in connection with the construction of MSG Sphere in Las Vegas. For the three months ended September 30, 2021 and 202
0
, the company capitalized $9,326 and $355 of interest, respectively.

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
For operating leases, fixed lease payments are recognized as lease expense on a straight-line basis over the lease term. For finance leases, the initial ROU asset is depreciated on a straight-line basis over the lease term, along with recognition of interest expense associated with accretion of the lease liability, which is ultimately reduced by the related fixed payments. For leases with a term of 12 months or less (“short-term leases”), any fixed lease payments are recognized on a straight-line basis over the lease term and are not recognized on the consolidated balance sheet. Variable lease costs for both operating and finance leases, if any, are recognized as incurred and such costs are excluded from lease balances recorded on the consolidated balance sheet. In addition, the Company excluded its ground lease with Las Vegas Sands Corp. (“Sands”) associated with MSG Sphere in Las Vegas from the ROU asset and lease liability balance recorded on the consolidated balance sheet as the ground lease will have no fixed rent. Under the ground lease agreement, Sands will receive priority access to purchase tickets to events at the venue for inclusion in hotel packages or other uses, as well as certain rent-free use of the venue to support its Expo Center business. If certain return objectives are achieved, Sands will receive 25% of the after-tax
cash flow in excess of such objectives. The ground lease is for a term of 50 years, commencing upon substantial completion of the MSG
Sphere
.
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

The following table summarizes the activity recorded within the Company’s consolidated statements of operations for the three months ended September 30, 2021 and 2020:

	Line Item in the Company’s Consolidated Statement of Operations	Three Months Ended September 30,
		2021	2020
Lease cost, operating leases	Direct operating expenses	$11,636	$6,407
Lease cost, operating leases	Selling, general and administrative expenses	6,421	6,493
Variable lease cost	Direct operating expenses	1,086	276
Variable lease cost	Selling, general and administrative expenses	14	23

Total lease cost		$19,157	$13,199

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
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
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

(a)
During the three months ended September 30, 2021, the Company recorded an adjustment to reflect a measurement period adjustment in connection with the acquisition of Hakkasan by Tao Group Hospitality. Upon the finalization of the closing statement during the first quarter of Fiscal Year 2022, the noncontrolling interest owned by Hakkasan Parent in Tao Group
Sub-Holdings
LLC was reduced from approximately 18% as initially estimated to approximately 15%. Such change resulted in a decrease in the Company’s redeemable noncontrolling interest of $7,500, a decrease in Goodwill of $480 as noted above, and a decrease in amortizable intangibles of approximately $7,020 related to trade names and venue management contracts. Additionally, the Company wrote-off
a previously reported accrual of $1,534, which resulted in an additional decrease in Goodwill of $1,534. See Note 3 to the Company’s audited consolidated and combined financial statements and notes thereto for the year ended June 30, 2021 included in the Company’s Annual Report on Form
10-K
regarding the details of the acquisition of Hakkasan.

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

MADISON SQUARE GARDEN ENTERTAINMENT CORP.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
(Continued)

Amortization expense for intangible assets was $4,310 and $3,749 for the three months ended September 30, 2021 and
2020
, respectively.
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
On July 6, 2021, a complaint captioned
Stevens et al.
v.
Dolan et al.
, 2021-0575, was filed in the Court of Chancery of the State of Delaware by purported stockholders of MSG Networks Inc. against the MSG Networks Inc. board of directors. The complaint purported to allege claims on behalf of a putative class of MSG Networks Inc. stockholders concerning the Merger. The plaintiffs alleged, among other things, that the MSG Networks Inc. board members and majority stockholders violated their fiduciary duties in agreeing to the Merger and that the disclosures relating to the merger were misleading or incomplete. Plaintiffs sought, among other relief, an order rescinding the merger and rescinding any severance paid to James Dolan in connection with the Merger, an award of damages in the event the transaction was consummated, and plaintiffs’ attorneys’ fees.
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
On August 31, 2021, a complaint captioned
Murray
v.
Dolan et al.
, 2021-0748, was filed in the Court of Chancery of the State of Delaware by purported stockholders of MSG Networks Inc. against the MSG Networks Inc. board of directors. The complaint purported to allege claims on behalf of a putative class of MSG Networks stockholders concerning the Merger. Plaintiffs alleged, among other things, that the MSG Networks Inc. board members and majority stockholders violated their fiduciary duties in agreeing to the Merger and that the disclosures relating to the merger were misleading or incomplete. Plaintiffs sought, among other relief, an order rescinding the merger and rescinding any severance paid to James Dolan in connection with the Merger, an award of damages, and plaintiffs’ attorneys’ fees.
All of the above complaints have since either been dismissed or consolidated into one of two litigations.
On September 10, 2021, the Court of Chancery entered an order consolidating the complaints in the
Hollywood Firefighters
and
City of Miramar
actions. The new consolidated action is captioned:
In re Madison Square Garden Entertainment Corp. Stockholders Litigation
, C.A. 2021-0468-KSJM. The consolidated plaintiffs filed their Verified Consolidated Derivative Complaint on October 11, 2021. The complaint retains all of the derivative allegations for breach of fiduciary duties that were present in the
Hollywood Firefighters
and
City of Miramar
complaints and abandons the direct claims in those prior complaints. Plaintiffs seek, among other relief, an award of damages to the Company including interest, and plaintiffs’ attorneys’ fees.

MADISON SQUARE GARDEN ENTERTAINMENT CORP.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
(Continued)

On September 27, 2021, the Court of Chancery entered an order consolidating the complaints in the
Leisz
,
Stevens
,
City of Boca Raton
, and
Murray
complaints. The new consolidated action is captioned:
In re MSG Networks Inc. Stockholder Class
 Action Litigation
, C.A. 2021-0575-KSJM. The consolidated plaintiffs filed their Verified Consolidated Stockholder Class Action Complaint on October 29, 2021. The complaint asserts claims on behalf of a putative class of former MSG Networks Inc. stockholders against each member of the board of directors of MSG Networks Inc. prior to the Merger. Plaintiffs allege that the MSG Networks Inc. board of directors and majority stockholders breached their fiduciary duties in negotiating and approving the Merger. Plaintiffs seek, among other relief, monetary damages for the putative class and plaintiffs’ attorneys’ fees.
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
Note 12. Fair Value Measurements
The following table presents the Company’s assets that are measured at fair value within Level I of the fair value hierarchy on a recurring basis using observable inputs that reflect quoted prices for identical assets in active markets. These assets include (i) cash equivalents in money market accounts and time deposits, and (ii) equity investments with readily determinable fair value:

	Line Item on Consolidated Balance Sheet	September 30, 2021	June 30, 2021
Assets:
Money market accounts and time deposits (a)	Cash and cash equivalents	$1,166,105	$1,361,729
Equity investments with readily determinable fair value (b)	Other assets	83,804	86,264

Total assets measured at fair value		$1,249,909	$1,447,993

(a)	The carrying amount of the Company’s cash equivalents in money market accounts and time deposits approximate fair value due to their short-term maturities.
(b)	See Note 7 for more information on the Company’s equity investments with readily determinable fair value in Townsquare and DraftKings.

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

(a)
On October 11, 2019, MSGN Holdings L.P., certain MSGN Holdings L.P. subsidiaries and certain MSG Networks Inc. subsidiaries entered into an amended and restated credit facility consisting of a $
1,100,000
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
Borrowings under the MSGN Credit Agreement bear interest at a floating rate, which at the option of MSGN L.P. may be either (i) a base rate plus an additional rate ranging from 0.25% to 1.25% per annum (determined based on a total net leverage ratio) (the “MSGN Base Rate”), or (ii) a Eurodollar rate plus an additional rate ranging from 1.25% to 2.25% per annum (determined based on a total net leverage ratio) (the “MSGN Eurodollar Rate”). Upon a payment default in respect of principal, interest or

MADISON SQUARE GARDEN ENTERTAINMENT CORP.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
(Continued)

other amounts due and payable under the MSGN Credit Agreement or related loan documents, default interest will accrue on all overdue amounts at an additional rate of 2.00% per annum. The MSGN Credit Agreement requires that MSGN L.P. pay a commitment fee ranging from 0.225% to 0.30% (determined based on a total net leverage ratio) in respect of the average daily unused commitments under the MSGN Revolving Credit Facility. MSGN L.P. will also be required to pay customary letter of credit fees, as well as fronting fees, to banks that issue letters of credit. The interest rate on the MSGN Term Loan Facility as of September 30, 2021 was 1.58%.
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

MADISON SQUARE GARDEN ENTERTAINMENT CORP.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
(Continued)

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
Tao Credit Facilities
On May 23, 2019, Tao Group Intermediate Holdings LLC (“TAOIH” or “Intermediate Holdings”) and Tao Group Operating LLC (“TAOG” or “Senior Borrower”), entered into a credit agreement (the “Tao Senior Credit Agreement”) with JPMorgan Chase Bank, N.A., as administrative agent, collateral agent and a letter of credit issuer, and the lenders party thereto. Together the Tao Senior Credit Agreement and a $49,000 intercompany subordinated credit agreement that matures in August 2024 (the “Tao Subordinated Credit Agreement”) between a subsidiary of the Company and Tao Group
Sub-Holdings
LLC, a subsidiary of Tao Group Hospitality, replaced the Senior Borrower’s prior credit agreement dated January 31, 2017 (“2017 Tao Credit Agreement”). On June 15, 2020, the Company entered into the second amendment to the Tao Subordinated Credit Agreement, which provided an additional $22,000 of intercompany loan borrowing availability under the Tao Subordinated Credit Agreement. The net intercompany loan outstanding balance under the Tao Subordinated Credit Agreement, as amended, was $63,000 as of September 30, 2021. The balances and interest-related activities pertaining to the Tao Subordinated Credit Agreement, as amended, have been eliminated in the consolidated financial statements in accordance with ASC Topic 810,
Consolidation
.
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

MADISON SQUARE GARDEN ENTERTAINMENT CORP.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
(Continued)

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
Principal Repayments
Long-term debt maturities over the next five years for the outstanding balance under the MSG Networks Senior Secured Credit Facilities, National Properties Term Loan Facility and Tao Credit Facilities as of September 30, 2021 were:

MADISON SQUARE GARDEN ENTERTAINMENT CORP.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
(Continued)

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

(a)
In addition to the outstanding balance associated with the MSG Networks Senior Secured Credit Facilities, the Tao Term Loan Facility, the Tao Revolving Credit Facility and the National Properties Term Loan Facility disclosed above, the Company’s long-term debt, net of deferred financing costs in the accompanying consolidated balance sheets of $1,621,194 and $1,650,628 September 30, 2021 and June 30, 2021, respectively, also includes $637 related to a note with respect to a loan received by BCE from its noncontrolling interest holder.

(b)
Unamortized deferred financing costs associated with MSGN Revolving Credit Facility and Tao Revolving Credit Facility are presented under the captions Other current assets and Other assets in the accompanying consolidated balance sheets.

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

MADISON SQUARE GARDEN ENTERTAINMENT CORP.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
(Continued)

	Pension Plans		Postretirement Plans
	Three Months Ended September 30,		Three Months Ended September 30,
	2021	2020	2021	2020
Service cost	$118	$121	$16	$22
Interest cost	1,190	1,102	20	19
Expected return on plan assets	(1,719)	(1,509)	—	—
Recognized actuarial loss	501	458	9	—

Net periodic (benefit) cost	$90	$172	$45	$41
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

MADISON SQUARE GARDEN ENTERTAINMENT CORP.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
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
The following table summarizes activity related to the Company’s stock options held by employees for the three months ended September 30, 2021:

	Number of Time Vesting Options (In Thousands)	Number of Performance Based Vesting Options (In Thousands)	Weighted- Average Exercise Price Per Share	Weighted- Average Remaining Contractual Term (In Years)	Aggregate Intrinsic Value (In Thousands)
Balance as of June 30, 2021	409	315	$103.88
Performance Award Conversion	315	(315)	$109.76

Balance as of September 30, 2021	724	—	$103.88	4.21	$780

Exercisable as of September 30, 2021	597	—	$108.29	3.95	$780

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
Income tax benefit for the three months ended September 30, 2021 of $18,910 differs from income tax benefit derived from applying the statutory federal rate of 21% to the pretax loss primarily due to (i) tax expense of $9,823 to write off the deferred tax for certain transaction costs associated with the Merger and (ii) tax expense of $2,859 related to nondeductible officers’ compensation, partially offset by (i) state income tax benefit of $8,174 and (ii) tax benefit of $1,711 resulting from a change in the estimated applicable tax rate used to measure deferred taxes.
Income tax expense for the three months ended September 30, 2020 of $9,457 differs from income tax benefits derived from applying the statutory federal rate of 21% to the pretax loss primarily due to (i) tax expense of $6,746 resulting from a change in the estimated applicable tax rate used to measure deferred taxes, (ii) tax expense of $7,540 resulting from an increase in the valuation allowance, (iii) tax expense of $1,456 related to nondeductible officers’ compensation, and (iv) tax expense of $949 related noncontrolling interests, partially offset by state income tax benefit of $1,735.
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
Current Related Party Arrangements
The Company is party to the following agreements and/or arrangements with MSG Sports:

•	Media rights agreements with MSG Sports pursuant to which the Company has the exclusive media rights to Knicks and Rangers games in their local markets.

•
Sponsorship sales and service representation agreements pursuant to which the Company has the exclusive right and obligation to sell MSG Sports’ sponsorships for an initial stated term of ten years
for a commission;

•
A team sponsorship allocation agreement, pursuant to which MSG Sports continues receiving an allocation of sponsorship and signage revenues associated with the sponsorship agreements that existed at the Entertainment Distribution Date;

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
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
(Continued)

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

MADISON SQUARE GARDEN ENTERTAINMENT CORP.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
(Continued)

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

MADISON SQUARE GARDEN ENTERTAINMENT CORP.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
(Continued)

Information as to the operations of the Company’s reportable segments is set forth below.

	Three Months Ended September 30, 2021
	Entertainment	MSG Networks	Tao Group Hospitality	Purchase accounting adjustments	Inter-segment eliminations	Total
Revenues	$34,239	$141,473	$119,464	$—	$(666)	$294,510
Direct operating expenses	36,302	68,423	61,093	85	(142)	165,761
Selling, general and administrative expenses	92,962	47,975	34,094	—	(192)	174,839
Depreciation and amortization	19,656	1,797	6,378	1,599	—	29,430
Impairment of long-lived assets	—	—	7,818	—	—	7,818

Operating income (loss)	$(114,681)	$23,278	$10,081	$(1,684)	$(332)	$(83,338)

Loss in equity method investments						(1,207)
Interest income						775
Interest expense						(9,248)
Miscellaneous expense, net (a)						(2,547)

Loss from operations before income taxes						$(95,565)

Reconciliation of operating loss to adjusted operating income:
Operating income (loss)	$(114,681)	$23,278	$10,081	$(1,684)	$(332)	$(83,338)
Add back:
Non-cash portion of arena license fees from MSG Sports	(543)	—	—	—	—	(543)
Share-based compensation	10,143	7,474	1,911	—	—	19,528
Depreciation and amortization	19,656	1,797	6,378	1,599	—	29,430
Amortization for capitalized cloud computing arrangement costs	41	44	—	—	—	85
Merger and acquisition related costs	13,992	23,200	—	—	—	37,192
Impairment of long-lived assets	—	—	7,818	—	—	7,818
Other purchase accounting adjustments	—	—	—	85	—	85

Adjusted operating income (loss)	$(71,392)	$55,793	$26,188	$—	$(332)	$10,257

Other information:
Capital expenditures	$133,538	$1,449	$2,284	$—	$—	$137,271

MADISON SQUARE GARDEN ENTERTAINMENT CORP.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
(Continued)

	Three Months Ended September 30, 2020
	Entertainment	MSG Networks	Tao Group Hospitality	Purchase accounting adjustments	Inter-segment eliminations	Total
Revenues	$7,555	$157,363	$7,221	$—	$(1,593)	$170,546
Direct operating expenses	23,615	65,072	9,828	924	(208)	99,231
Selling, general and administrative expenses	52,650	22,527	7,603	—	(1,123)	81,657
Depreciation and amortization	22,014	1,828	1,046	3,522	—	28,410
Restructuring charges	19,927	—	—	—	—	19,927

Operating income (loss)	$(110,651)	$67,936	$(11,256)	$(4,446)	$(262)	$(58,679)

Loss in equity method investments						(1,696)
Interest income						772
Interest expense						(5,273)
Miscellaneous income, net (a)						34,017

Loss from operations before income taxes						$(30,859)

Reconciliation of operating loss to adjusted operating loss:
Operating income (loss)	$(110,651)	$67,936	$(11,256)	$(4,446)	$(262)	$(58,679)
Add back:
Share-based compensation	10,433	4,627	1,096	—	—	16,156
Depreciation and amortization	22,014	1,828	1,046	3,522	—	28,410
Restructuring charges	19,927	—	—	—	—	19,927
Other purchase accounting adjustments	—	—	—	924	—	924

Adjusted operating income (loss)	$(58,277)	$74,391	$(9,114)	$—	$(262)	$6,738

Other information:
Capital expenditures	$111,399	$1,741	$659	$—	$—	$113,799

(a)	Miscellaneous income (expense), net includes the following:

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

MADISON SQUARE GARDEN ENTERTAINMENT CORP.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
(Continued)

Note 20. Correction of Previously Issued Consolidated Financial Statements
Subsequent to the issuance of the Company’s consolidated financial statements as of September 30, 2021 and 2020 (the “previously issued financial statements”), management re-evaluated
the Company’s historical application of ASC Topic
835-20,
Capitalization of Interest
(“ASC
835-20”)
and concluded interest costs incurred on the Company’s outstanding indebtedness during the previously reported periods should have been subject to capitalization as part of the cost of constructing the Las Vegas MSG Sphere project (the “project”) since inception of the project because the project meets the definition of a long-term “qualifying asset”, as prescribed by ASC
835-20
(the “accounting error”). Management evaluated the quantitative and qualitative impact of this accounting error and concluded it was not material to the Company’s previously issued financial statements. Notwithstanding this conclusion, management has revised the accompanying consolidated financial statements and related notes included herein to correct this accounting error for all periods presented. The correction of this accounting error had not effect on the Company’s previously reported revenues and operating loss.
The following tables present the effect of correcting this accounting error, net of income tax benefits, on the Company’s previously issued financial statements:
The effect of the correction of the error noted above on the Company’s previously issued consolidated balance sheets as of September 30, 2021 and June 30, 2021 is as follows:

	September 30, 2021			June 30, 2021
	As Previously Issued	Adjustment	As Revised	As Previously Issued	Adjustment	As Revised
Property and equipment, net	$2,226,175	$58,554	$2,284,729	$2,107,064	$49,228	$2,156,292
Total assets	5,279,366	58,554	5,337,920	5,240,651	49,228	5,289,879
Deferred tax liabilities, net	167,180	10,601	177,781	191,429	8,896	200,325
Total liabilities	3,090,902	10,601	3,101,503	2,962,743	8,896	2,971,639
Additional paid-in capital	2,279,180	13,977	2,293,157	2,280,798	13,977	2,294,775
Accumulated deficit	(209,549)	33,976	(175,573)	(122,696)	26,355	(96,341))
Total Madison Square Garden Entertainment Corp. stockholders’ equity	2,034,913	47,953	2,082,866	2,128,170	40,332	2,168,502
Total equity	2,048,054	47,953	2,096,007	2,140,074	40,332	2,180,406
Total liabilities, redeemable noncontrolling interests and equity	5,279,366	58,554	5,337,920	5,240,651	49,228	5,289,879

MADISON SQUARE GARDEN ENTERTAINMENT CORP.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
(Continued)

The effect of the correction of the error noted above on the Company’s previously issued consolidated statements of operations for the three months ended September 30, 2021 and 2020 is as follows:

	September 30, 2021			September 30, 2020
(in thousands)	As Previously Issued	Adjustment	As Revised	As Previously Issued	Adjustment	As Revised
Interest expense	$(18,574)	$9,326	$(9,248)	$(5,628)	$355	$(5,273)
Loss from operations before income taxes	(104,891)	9,326	(95,565)	(31,214)	355	(30,859)
Income tax benefit (expense)	20,615	(1,705)	18,910	(9,392)	(65)	(9,457)
Net loss	(84,276)	7,621	(76,655)	(40,606)	290	(40,316)
Net income (loss) attributable to Madison Square Garden Entertainment Corp.’s stockholders	(86,853)	7,621	(79,232)	(36,087)	290	(35,797)
Basic and diluted loss per common share attributable to Madison Square Garden Entertainment Corp.’s stockholders	(2.55)	0.22	(2.32)	(1.06)	0.01	(1.05)
The effect of the correction of the error noted above on the Company’s previously issued consolidated statements of comprehensive loss for the three months ended September 30, 2021 and 2020 is as follows:

	September 30, 2021			September 30, 2020
(in thousands)	As Previously Issued	Adjustment	As Revised	As Previously Issued	Adjustment	As Revised
Net loss	$(84,276)	$7,621	$(76,655)	$(40,606)	$290	$(40,316)
Comprehensive loss	(89,064)	7,621	(81,443)	(28,909)	290	(28,619)
Comprehensive income (loss) attributable to Madison Square Garden Entertainment Corp.’s stockholders	(91,641)	7,621	(84,020)	(24,390)	290	(24,100)
The effect of the correction of the error noted above on the Company’s previously issued consolidated statements of cash flows for the three months ended September 30, 2021 and 2020 is as follows:

	September 30, 2021			September 30, 2020
(in thousands)	As Previously Issued	Adjustment	As Revised	As Previously Issued	Adjustment	As Revised
Net loss	$(84,276)	$7,621	$(76,655)	$(40,606)	$290	$(40,316)
Benefit from deferred income taxes	(21,741)	1,705	(20,036)	(9,655)	65	(9,590)
Net cash provided by (used in) operating activities	(2,338)	9,326	6,988	(95,582)	355	(95,227)
Capitalized interest	—	(9,326)	(9,326)	—	(355)	(355)
Net cash used in investing activities	(136,976)	(9,326)	(146,302)	192,589	(355)	192,234

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

•
risks related to the Merger, as defined herein, with MSG Networks Inc., including, but not limited to: failure to realize the expected benefits of the Merger, business disruption following the Merger and the risk of the litigation relating to the Merger;

•	the extent to which attendance at our venues may be suppressed due to government actions, continuing health concerns by potential attendees and reduced tourism;

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
Christmas Spectacular
, the sports teams whose games are played at The Garden and broadcast on our networks, the appeal of our Tao Group Hospitality venues, and other entertainment and other events which are presented in our venues or broadcast on our networks;

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

•
business, reputational and litigation risk if there is a cyber or other security incident resulting in loss, disclosure or misappropriation of stored personal information, disruption of our Networks business or disclosure of confidential information or other breaches of our information security;

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

•	lack of operating history as an operating company and costs associated with being an independent public company; and

•	the additional factors described under “Risk Factors” in the Company’s Annual Report on Form 10-K for the year ended June 30, 2021.
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
.
Unless the context otherwise requires, all references to “we,” “us,” “our,” “MSG Entertainment,”
or the “Company” refer collectively to Madison Square Garden Entertainment Corp., a holding company, and its direct and indirect subsidiaries through which substantially all of our operations are conducted. Through the period ended April 17, 2020, the Company operated and reported financial information as one reportable segment. Following the Entertainment Distribution on April 17, 2020 and the Merger on July 9, 2021, the Company has three segments (the Entertainment business, the Tao Group Hospitality business, and the MSG Networks business). See Note 19 to the consolidated financial statements included in “— Item 1. Financial Statements” of this Quarterly Report on Form
10-Q
for further discussion of the Company’s segment reporting. As disclosed in Note 20 to the consolidated financial statements, the Company’s consolidated financial statements as of September 30, 2021 and June 30, 2021 and for the three months ended September 30, 2021 and September 30, 2020 have been revised to give effect to the correction of an error related to capitalized interest associated with the Company’s outstanding indebtedness in accordance with ASC Topic
835-20.
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
Christmas Spectacular
, as well as BCE, the entertainment production company that owns and operates the Boston Calling Music Festival. MSG Networks produces, develops and acquires content for multiple distribution platforms, including content originating from the Company’s venues, and is comprised of the Company’s regional sports and entertainment networks, MSG Network and MSG+, a companion streaming app, MSG GO, and other digital properties. Tao Group Hospitality is a hospitality group with globally-recognized entertainment dining and nightlife brands.
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
For Fiscal Year 2021, the majority of ticketed events at our venues were postponed or canceled and, while live events are permitted to be held at all of our performance venues as of the date of this filing and we are continuing to host and book new events, due to the lead-time required to book touring acts and artists, which is the majority of our Entertainment business, we expect that our bookings will continue to be impacted through the 2021 calendar year. We continue to actively pursue one-time
or multi-night performances at our venues as the touring market ramps up.
The impact to our operations also included the cancellation of the 2020 production of the
Christmas Spectacular
and both the 2020 and 2021 Boston Calling Music Festivals. While the 2021 production of the
Christmas Spectacular
is currently
on-sale,
the current production is scheduled for 160 shows, as compared with 199 shows for the 2019 production, which was the last production presented prior to the impact of the
COVID-19
pandemic.
The Company has long-term arena license agreements (the “Arena License Agreements”) with MSG Sports that require the Knicks and Rangers to play their home games at The Garden. Under the Arena License Agreements, the Knicks and the Rangers pay an annual license fee in connection with their respective use of The Garden. The license fee for the first full contract year ending June 30, 2021 was approximately $22,500 for the Knicks and approximately $16,700 for the Rangers, and then for each subsequent year, the license fees will be 103% of the license fees for the immediately preceding contract year. The teams are not required to pay the license fee during a period in which The Garden is unavailable for home games due to a force majeure event (including when events at The Garden were suspended by government mandate as a result of the
COVID-19
pandemic). As a result, we did not receive any license fee payments under the Arena License Agreements from the period following the Entertainment Distribution through November 2020. On July 1, 2021, the Knicks and Rangers began paying the full amounts provided for under their respective Arena License Agreements and full
82-game
regular seasons for the
2021-22
NBA and NHL seasons are scheduled. See “Item. 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations — Revenue Sources—Entertainment — Venue License Fees” on the Company’s Annual Report on Form
10-K
for the year ended June 30, 2021 for further information on revenue recognition under the Arena License Agreements.
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
—
General Risk Factors
—
Our Operations and Operating Results Have Been, and Continue to be, Materially Impacted by the
COVID-19
Pandemic and Actions Taken in Response by Governmental Authorities and Certain Professional Sports Leagues
.” of the Company’s Annual Report on Form
10-K
for the year ended June 30, 2021.
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

Consolidated Results of Operations
Comparison of the Three Months Ended September 30, 2021 versus the Three Months Ended September 30, 2020
The table below sets forth, for the periods presented, certain historical financial information.

	Three Months Ended September 30,		Change
	2021	2020	Amount	Percentage
Revenues	$294,510	$170,546	$123,964	73%
Direct operating expenses	165,761	99,231	66,530	67%
Selling, general and administrative expenses (“SG&A”)	174,839	81,657	93,182	114%
Depreciation and amortization	29,430	28,410	1,020	4%
Impairment of long-lived assets	7,818	—	7,818	NM
Restructuring charges	—	19,927	(19,927)	NM

Operating loss	(83,338)	(58,679)	(24,659)	(42)%
Other income (expense):
Loss in equity method investments	(1,207)	(1,696)	489	29%
Interest income (expense), net	(8,473)	(4,501)	(3,972)	NM
Miscellaneous income (expense), net	(2,547)	34,017	(36,564)	NM

Loss from operations before income taxes	(95,565)	(30,859)	(64,706)	NM
Income tax benefit (expense)	18,910	(9,457)	28,367	NM

Net loss	(76,655)	(40,316)	(36,339)	(90)%
Less: Net income (loss) attributable to redeemable noncontrolling interests	2,212	(3,889)	6,101	NM
Less: Net income (loss) attributable to nonredeemable noncontrolling interests	365	(630)	995	NM

Net loss attributable to Madison Square Garden Entertainment Corp.’s stockholders	$(79,232)	$(35,797)	$(43,435)	(121)%

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
Interest income (expense), net
For the three months ended September 30, 2021, net interest expense was $8,473 as compared to $4,501 in the prior year period, an increase of net interest expense of $3,972. The increase in net interest income in the current year period was primarily due to interest expense of $13,270 associated with the National Properties Term Loan Facility, which was entered in the second quarter of Fiscal Year 2021, and is therefore not reflected in the prior year period. The increase was partially offset by higher interest capitalization related to construction of approximately $8,900. The Company capitalized approximately $9,300 of interest for the three months ended September 30, 2021 as compared to approximately $400 in the prior period.
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

For the three months ended September 30, 2021, adjusted operating income increased $3,519, 52%, to $10,257. The increases in adjusted operating loss were attributable to the following:

Three Months Ended September 30, 2021
Increase in adjusted operating loss of the Entertainment segment (a)	$(13,115)
Decrease in adjusted operating income of the MSG Networks segments (a)	(18,598)
Increase in adjusted operating income of the Tao Group Hospitality segment (a)	35,302
Inter-segment eliminations	(70)

$3,519

(a)	See “ — Business Segment Results” for a more detailed discussion of the operating results of our segments.
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
On June 15, 2020, the Tao Subordinated Credit Agreement was amended to provide an additional $22,000 of borrowing capacity. As of September 30, 2021, the outstanding balance under the Tao Subordinated Credit Agreement was $63,000. The balances and interest-related activities pertaining to the Tao Subordinated Credit Agreement have been eliminated in the consolidated financial statements in accordance with ASC Topic 810,
 Consolidation
. If recovery from the pandemic takes longer than currently estimated, Tao Group Hospitality may need to seek covenant waivers in the future. Tao Group Hospitality’s failure to obtain covenant waivers could trigger a violation of these covenants and lead to default and acceleration of all of its outstanding debt, which could have a material adverse effect on liquidity.
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

Cash Flow Discussion
As of September 30, 2021, cash, cash equivalents and restricted cash totaled $1,355,479, as compared to $1,539,976 as of June 30, 2021. The following table summarizes the Company’s cash flow activities for the three months ended September 30, 2021 and 2020:

	Three Months Ended September 30,
	2021	2020
Net loss	$(76,655)	$(40,316)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities	42,939	3,819

Subtotal	$(33,716)	$(36,497)
Changes in working capital assets and liabilities	40,704	(58,730)

Net cash provided by (used in) operating activities	$6,988	$(95,227)
Net cash provided by (used in) investing activities	(146,302)	192,234
Net cash used in financing activities	(44,797)	(15,996)
Effect of exchange rates on cash, cash equivalents and restricted cash	(386)	5,814

Net increase (decrease) in cash, cash equivalents and restricted cash	$(184,497)	$86,825

Operating Activities
Net cash provided by operating activities for the three months ended September 30, 2021 increased by $102,215 to $6,988 as compared to the prior year period primarily due to changes in working capital assets and liabilities, which included (i) higher cash collection associated with deferred revenue account including collections due to promoters, and (ii) higher cash collections from accounts receivables. Our higher operating loss in the current year period was largely offset non-cash
expenses such as (i) a net unrealized loss in the comparable period, (ii) a higher provision for deferred income taxes and (iii) a current period impairment of long-lived assets.
Investing Activities
Net cash used in investing activities for the three months ended September 30, 2021 increased by $338,536 to $146,302 as compared to the prior year period primarily due to the absence of proceeds from the maturity of short-term investments in the prior year period and, to a lesser extent, an increase in capital expenditures, inclusive of capitalized interest, in the current year period.
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
The Company elected to perform the qualitative assessment of impairment for all of the Company’s reporting units for the Fiscal Year 2022 annual impairment test. These assessments considered factors such as:

•	macroeconomic conditions;

•	industry and market considerations;

•	cost factors;

•	overall financial performance of the reporting units;

•	other relevant company-specific factors such as changes in management, strategy or customers; and

•	relevant reporting unit specific events such as changes in the carrying amount of net assets.
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

Item 4.
Controls and Procedures
Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures as defined in Rules
13a-15(e)
and
15d-15(e)
under the Exchange Act, as of September 30, 2021. Our Chief Executive Officer and Chief Financial Officer previously evaluated and concluded that our disclosure controls and procedures were effective as of September 30, 2021. As a result of the material weakness in our internal control over financial reporting, previously disclosed under Part II, “Item 9A, Controls and Procedures” in the Form 10-K/A filed on February 9, 2022, our Chief Executive Officer and Chief Financial Officer, have updated their evaluation and now conclude the Company’s disclosure controls and procedures were not effective as of September 30, 2021 due to a material weakness in the Company’s internal control over financial reporting described below.
Notwithstanding the ineffective disclosure controls and procedures as a result of the identified material weakness, our Chief Executive Officer and Chief Financial Officer have concluded that the consolidated and combined financial statements as originally issued in the Original Filing and as revised in this Quarterly Report on Form
10-Q/A
present fairly, in all material respects, the Company’s financial position, results of operations and cash flows in accordance with generally accepted accounting principles in the United States of America (U.S. GAAP).

As of September 30, 2021, the material weakness previously disclosed has not yet been fully remediated.
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

PART II—OTHER INFORMATION
Item 1A. Risk Factors
In addition to the other information set forth in this report, you should carefully consider the factors discussed in Part I, “Item 1A. Risk Factors” in our Form
10-K,
which could materially affect the Company’s business, financial condition or future results. The risks described in our Annual Report on Form
10-K
are not the only risks facing the Company. Additional risks and uncertainties not currently known to management or that management currently deems to be immaterial also may materially adversely affect the Company’s business, financial condition or future results.
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
Pursuant to Section 404 of the Sarbanes-Oxley Act of 2002, as amended, our management is required to report on, and our independent registered public accounting firm is required to attest to, the effectiveness of our internal control over financial reporting. The rules governing the standards that must be met for management to assess our internal control over financial reporting are complex and require significant documentation, testing and possible remediation. Annually, we perform activities that include reviewing, documenting and testing our internal control over financial reporting. In addition, if we fail to maintain the adequacy of our internal control over financial reporting we will not be able to conclude on an ongoing basis that we have effective internal control over financial reporting in accordance with Section 404 of the Sarbanes-Oxley Act of 2002. If we fail to achieve and maintain an effective internal control environment, we could suffer misstatements in our financial statements and fail to meet our reporting obligations, which would likely cause investors to lose confidence in our reported financial information. This could result in significant expenses to remediate any internal control deficiencies and lead to a decline in our stock price.
Subsequent to the Original Filing, management of the Company evaluated an immaterial accounting error related to interest costs that should have been capitalized for the MSG Sphere project at the Venetian in the fiscal years ended June 30, 2021, 2020 and 2019 and in the fiscal quarter ended September 30, 2021, as prescribed by Accounting Standards Codification (“ASC”) Topic
835-20
(
Capitalization of Interest
). As a result of the accounting error, the Company has
re-evaluated
the effectiveness of the Company’s internal control over financial reporting and identified a material weakness in the Company’s internal control over financial reporting as of June 30, 2021 and September 30, 2021. A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of a company’s annual or interim financial statements will not be prevented or detected on a timely basis. For further discussion regarding the accounting error and the correction of such error to the Company’s previously issued consolidated and combined financial statements, see Note 20 –
Correction of Previously Issued Consolidated Financial Statements
to the consolidated financial statements of the Company included in Part
I-Item
1 of this Form
10-Q/A.
Our management may be unable to conclude in future periods that our disclosure controls and procedures are effective due to the effects of various factors, which may, in part, include unremediated material weaknesses in internal controls over financial reporting. For further discussion of the material weakness, see Part I—Item 4. Controls and Procedures. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in those reports is accumulated and communicated to the company’s management, including its principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure.

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

Item 6.
Exhibits

(a)	Index to Exhibits

EXHIBIT NO.	DESCRIPTION

10.1	MSG Networks Inc. 2010 Employee Stock Plan, as amended and assumed by Madison Square Garden Entertainment Corp. (incorporated by reference to Exhibit 4.5 to the Company’s Registration Statement on Form S-8 filed on July 9, 2021). †

10.2	Form of Madison Square Garden Entertainment Corp. Restricted Stock Units Agreement in respect of Restricted Stock Units granted under the MSG Networks Inc. 2010 Employee Stock Plan (incorporated by reference to Exhibit 10.2 to the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2021 filed on November 9, 2021).†

10.3	Form of Madison Square Garden Entertainment Corp. Performance Restricted Stock Units Agreement in respect of Performance Restricted Stock Units granted under the MSG Networks Inc. 2010 Employee Stock Plan (incorporated by reference to Exhibit 10.3 to the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2021 filed on November 9, 2021). †

10.4	Employment Agreement, dated as of August 27, 2021, between Madison Square Garden Entertainment Corp. and Andrea Greenberg (incorporated by reference to Exhibit 10.4 to the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2021 filed on November 9, 2021). †

10.5	Madison Square Garden Entertainment Corp. Policy Concerning Certain Matters Relating to Madison Square Garden Sports Corp. and AMC Networks Inc., Including Responsibilities of Overlapping Directors and Officers (incorporated by reference to Exhibit 10.5 to the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2021 filed on November 9, 2021).

10.6	Sixth Amendment to Lease Agreement, dated December 4, 1997, between RCPI Landmark Properties, L.L.C. and Radio City Productions LLC, dated July 1, 2021 (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on July 2, 2021). +

31.1	Certification by the Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification by the Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification by the Chief Executive Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification by the Chief Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101	The following materials from Madison Square Garden Entertainment Corp. Quarterly Report on Form
10-Q/A
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

104	The cover page from the Company’s Quarterly Report on Form 10-Q/A for the quarter ended September 30, 2021 formatted in Inline XBRL and contained in Exhibit 101.

†	This exhibit is a management contract or a compensatory plan or arrangement.
+
Certain confidential information - identified by bracketed asterisks “[*****]” - has been omitted from this exhibit pursuant to Item 601(b)(10) of Regulation
S-K
because it is both (i) not material and (ii) would be competitively harmful to the Registrant if publicly disclosed.

SIGNATURE
Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on the 9 th
day of February 2022.

Madison Square Garden Entertainment Corp.

By:	/s/ DAVID F. BYRNES
	Name:	David F. Byrnes
	Title:	Executive Vice President and Chief Financial Officer