Form 10-Q
period 2021-12-31
Madison Square Garden Entertainment Corp.
filed 2022-02-09
CIK 1795250

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
____________________
FORM 10-Q
________________________
(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended December 31, 2021
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). ☐ Yes ☑ No
Number of shares of common stock outstanding as of January 31, 2022:

Class A Common Stock par value $0.01 per share	—	27,340,882
Class B Common Stock par value $0.01 per share	—	6,866,754

MADISON SQUARE GARDEN ENTERTAINMENT CORP.

PART I – FINANCIAL INFORMATION
Item 1. Financial Statements

MADISON SQUARE GARDEN ENTERTAINMENT CORP.
CONSOLIDATED BALANCE SHEETS (Unaudited)
(in thousands)

	December 31, 2021	June 30, 2021
ASSETS
Current Assets:
Cash and cash equivalents	$1,258,105	$1,516,992
Restricted cash	23,914	22,984
Accounts receivable, net	190,491	184,613
Net related party receivables	48,929	31,916
Prepaid income taxes	1,850	12,772
Prepaid expenses	69,476	67,445
Other current assets	42,637	36,014
Total current assets	1,635,402	1,872,736
Investments in nonconsolidated affiliates	46,412	49,221
Property and equipment, net	2,474,693	2,156,292
Right-of-use lease assets	470,253	280,579
Amortizable intangible assets, net	182,006	198,274
Indefinite-lived intangible assets	63,801	63,801
Goodwill	500,181	502,195
Other assets	150,326	166,781
Total assets	$5,523,074	$5,289,879

See accompanying notes to unaudited consolidated financial statements.

MADISON SQUARE GARDEN ENTERTAINMENT CORP.
CONSOLIDATED BALANCE SHEETS (Unaudited) (Continued)
(in thousands, except per share data)
	December 31, 2021	June 30, 2021
LIABILITIES, REDEEMABLE NONCONTROLLING INTERESTS AND EQUITY
Current Liabilities:
Accounts payable	$43,815	$26,644
Net related party payables, current	56,597	23,173
Current portion of long-term debt, net of deferred financing costs	56,483	53,973
Income taxes payable	406	2,527
Accrued liabilities:
Employee related costs	73,078	91,853
Other accrued liabilities	268,135	210,749
Operating lease liabilities, current	65,663	73,423
Collections due to promoters	49,513	37,877
Deferred revenue	256,154	209,651
Total current liabilities	869,844	729,870
Long-term debt, net of deferred financing costs	1,606,759	1,650,628
Operating lease liabilities, noncurrent	450,019	233,556
Defined benefit and other postretirement obligations	52,653	54,179
Other employee related costs	17,814	21,193
Collections due to promoters, noncurrent	—	6,625
Deferred tax liabilities, net	181,214	200,325
Other liabilities	74,952	75,263
Total liabilities	3,253,255	2,971,639
Commitments and contingencies (see Note 11)
Redeemable noncontrolling interests	142,004	137,834
Madison Square Garden Entertainment Corp. Stockholders’ Equity:
Class A Common stock, par value $0.01, 120,000 shares authorized; 27,327 and 27,093 shares outstanding as of December 31, 2021 and June 30, 2021, respectively	273	271
Class B Common stock, par value $0.01, 30,000 shares authorized; 6,867 shares outstanding as of December 31, 2021 and June 30, 2021	69	69
Preferred stock, par value $0.01, 15,000 shares authorized; none outstanding as of December 31, 2021 and June 30, 2021	—	—
Additional paid-in capital	2,317,415	2,294,775
Accumulated deficit	(173,302)	(96,341)
Accumulated other comprehensive loss	(32,632)	(30,272)
Total Madison Square Garden Entertainment Corp. stockholders’ equity	2,111,823	2,168,502
Nonredeemable noncontrolling interests	15,992	11,904
Total equity	2,127,815	2,180,406
Total liabilities, redeemable noncontrolling interests and equity	$5,523,074	$5,289,879

See accompanying notes to unaudited consolidated financial statements.

MADISON SQUARE GARDEN ENTERTAINMENT CORP.
CONSOLIDATED STATEMENTS OF OPERATIONS (Unaudited)
(in thousands, except per share data)

	Three Months Ended		Six Months Ended
	December 31,		December 31,
	2021	2020	2021	2020
Revenues (a)	$516,439	$168,752	$810,949	$339,298
Operating expenses:
Direct operating expenses (b)	296,258	92,497	462,019	191,728
Selling, general and administrative expenses (c)	162,277	96,018	337,116	177,675
Depreciation and amortization	30,533	25,677	59,963	54,087
Impairment and other (gains) loss, net	(7,979)	—	(161)	—
Restructuring charges	—	1,372	—	21,299
Operating income (loss)	35,350	(46,812)	(47,988)	(105,491)
Other income (expense):
Loss in equity method investments	(1,774)	(1,568)	(2,981)	(3,264)
Interest income	773	837	1,548	1,609
Interest expense	(8,167)	(5,262)	(17,415)	(10,535)
Miscellaneous income (expense), net	(17,100)	(7,568)	(19,647)	26,449
	(26,268)	(13,561)	(38,495)	14,259
Income (loss) from operations before income taxes	9,082	(60,373)	(86,483)	(91,232)
Income tax benefit (expense)	(4,063)	298	14,847	(9,159)
Net income (loss)	5,019	(60,075)	(71,636)	(100,391)
Less: Net income (loss) attributable to redeemable noncontrolling interests	2,642	(3,342)	4,854	(7,231)
Less: Net income (loss) attributable to nonredeemable noncontrolling interests	106	(902)	471	(1,532)
Net income (loss) attributable to Madison Square Garden Entertainment Corp.’s stockholders	$2,271	$(55,831)	$(76,961)	$(91,628)

Basic earnings (loss) per common share attributable to Madison Square Garden Entertainment Corp.’s stockholders	$0.07	$(1.64)	$(2.25)	$(2.70)
Diluted earnings (loss) per common share attributable to The Madison Square Garden Company’s stockholders	$0.07	$(1.64)	$(2.25)	$(2.70)
Weighted-average number of common shares outstanding:
Basic	34,278	34,021	34,186	33,961
Diluted	34,436	34,021	34,186	33,961
_________________
(a)Includes revenues from related parties of $30,702 and $4,638 for the three months ended December 31, 2021 and 2020, respectively, and $34,889 and $7,461 for the six months ended December 31, 2021 and 2020, respectively.
(b)Includes net charges from related parties of $37,027 and $35,270 for the three months ended December 31, 2021 and 2020, respectively, and $79,360 and $75,186 for the six months ended December 31, 2021 and 2020, respectively.
(c)Includes net charges to related parties of $(9,526) and $(10,491) for the three months ended December 31, 2021 and 2020, respectively, and $(16,786) and $(20,538) for the six months ended December 31, 2021 and 2020, respectively.

See accompanying notes to unaudited consolidated financial statements.

MADISON SQUARE GARDEN ENTERTAINMENT CORP.
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
(Unaudited)
(in thousands)

	Three Months Ended		Six Months Ended
	December 31,		December 31,
	2021	2020	2021	2020
Net income (loss)	$5,019	$(60,075)	$(71,636)	$(100,391)
Other comprehensive income (loss), before income taxes:
Amortization of prior service credit included in net periodic benefit cost	510	416	1,020	894
Cumulative translation adjustments	2,486	11,883	(3,932)	25,834
Other comprehensive income (loss), before income taxes	2,996	12,299	(2,912)	26,728
Income tax benefit (expense) related to items of other comprehensive income (loss)	(568)	(3,733)	552	(6,465)
Other comprehensive income (loss), net of income taxes	2,428	8,566	(2,360)	20,263
Comprehensive income (loss)	7,447	(51,509)	(73,996)	(80,128)
Less: Net income (loss) attributable to redeemable noncontrolling interests	2,642	(3,342)	4,854	(7,231)
Less: Net income (loss) attributable to nonredeemable noncontrolling interests	106	(902)	471	(1,532)
Comprehensive income (loss) attributable to Madison Square Garden Entertainment Corp.’s stockholders	$4,699	$(47,265)	$(79,321)	$(71,365)

See accompanying notes to unaudited consolidated financial statements.

MADISON SQUARE GARDEN ENTERTAINMENT CORP.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)
(in thousands)

	Six Months Ended
	December 31,
	2021	2020
Cash flows from operating activities:
Net loss	$(71,636)	$(100,391)
Adjustment to reconcile net loss to net cash provided by (used in) operating activities:
Depreciation and amortization	59,963	54,087
Amortization of deferred financing costs	4,367	1,898
Benefit from deferred income taxes	(17,173)	(29,505)
Share-based compensation expense	43,699	45,984
Loss in equity method investments	2,981	3,264
Net unrealized loss (gains) on equity investments with readily determinable fair value	19,615	(26,431)
Provision for credit losses	1,236	495
Other non-cash adjustments	2,202	263
Change in assets and liabilities:
Accounts receivable	(20,857)	(9,821)
Receivables from related parties, net of payables	16,411	(2,049)
Prepaid expenses and other assets	(11,504)	(9,173)
Accounts payable	17,796	(12,614)
Prepaid/payable for income taxes	8,044	2,033
Accrued and other liabilities	5,133	(32,420)
Collections due to promoters, including noncurrent portion	5,011	(6,824)
Deferred revenue	47,016	14,077
Operating lease right-of-use assets and lease liabilities	20,482	4,660
Net cash provided by (used in) operating activities	$132,786	$(102,467)
Cash flows from investing activities:
Capital expenditures	$(313,076)	$(221,829)
Capitalized interest	(19,926)	(7,911)
Proceeds from maturity of short-term investments	—	339,110
Proceeds from sale of equity securities	—	20,583
Cash received for notes receivable	—	6,328
Other investing activities	470	(43)
Net cash (used in) provided by investing activities	$(332,532)	$136,238

See accompanying notes to unaudited consolidated financial statements.

MADISON SQUARE GARDEN ENTERTAINMENT CORP.
CONSOLIDATED STATEMENTS OF CASH FLOWS (Continued)
(Unaudited)
(in thousands)

	Six Months Ended
	December 31,
	2021	2020
Cash flows from financing activities:
Proceeds from issuance of term loan, net of issuance discount	$—	$630,500
Proceeds from revolving credit facility	—	6,500
Taxes paid in lieu of shares issued for equity-based compensation	(15,240)	(8,123)
Noncontrolling interest holders’ capital contribution	4,677	500
Distributions to noncontrolling interest holders	(1,060)	—
Distribution to related parties associated with the settlement of certain share-based awards	(516)	—
Repayments of revolving credit facility	(15,000)	—
Principal repayments on long-term debt	(30,500)	(16,250)
Payments for financing costs	—	(14,615)
Net cash (used in) provided by financing activities	$(57,639)	$598,512
Effect of exchange rates on cash, cash equivalents and restricted cash	(572)	7,795
Net (decrease) increase in cash, cash equivalents and restricted cash	(257,957)	640,078
Cash, cash equivalents and restricted cash at beginning of period	1,539,976	1,121,141
Cash, cash equivalents and restricted cash at end of period	$1,282,019	$1,761,219
Non-cash investing and financing activities:
Investments and loans to nonconsolidated affiliates	$675	$—
Capital expenditures incurred but not yet paid	$154,131	$79,478
Share-based compensation capitalized in property and equipment	$1,763	$2,784

See accompanying notes to unaudited consolidated financial statements.

MADISON SQUARE GARDEN ENTERTAINMENT CORP.
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
AND REDEEMABLE NONCONTROLLING INTERESTS
(Unaudited)
(in thousands)

	Three Months Ended December 31, 2021
	Common Stock Issued	Additional Paid-In Capital	Accumulated Deficit	Accumulated Other Comprehensive Loss	Total Madison Square Garden Entertainment Corp. Stockholders’ Equity	Non - redeemable Noncontrolling Interests	Total Equity	Redeemable Noncontrolling Interests
Balance as of September 30, 2021	$342	$2,293,157	$(175,573)	$(35,060)	$2,082,866	$13,141	$2,096,007	$140,410
Net income	—	—	2,271	—	2,271	106	2,377	2,642
Other comprehensive income	—	—	—	2,428	2,428	—	2,428	—
Comprehensive income	—	—	—	—	4,699	106	4,805	2,642
Share-based compensation	—	24,595	—	—	24,595	—	24,595	—
Tax withholding associated with shares issued for equity-based compensation	—	(337)	—	—	(337)	—	(337)	—
Accretion of put options	—	—	—	—	—	—	—	587
Contributions from noncontrolling interest holders	—	—	—	—	—	3,805	3,805	—
Distributions to noncontrolling interest holders	—	—	—	—	—	(1,060)	(1,060)	(1,635)
Balance as of December 31, 2021	$342	$2,317,415	$(173,302)	$(32,632)	$2,111,823	$15,992	$2,127,815	$142,004

See accompanying notes to unaudited consolidated financial statements.

MADISON SQUARE GARDEN ENTERTAINMENT CORP.
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
AND REDEEMABLE NONCONTROLLING INTERESTS (Continued)
(Unaudited)
(in thousands)

	Three Months Ended December 31, 2020
	Common Stock Issued	Additional Paid-In Capital	Retained Earnings (Accumulated Deficit)	Accumulated Other Comprehensive Loss	Total Madison Square Garden Entertainment Corp. Stockholders’ Equity	Non - redeemable Noncontrolling Interests	Total Equity	Redeemable Noncontrolling Interests
Balance as of September 30, 2020	$340	$2,294,072	$16,345	$(37,295)	$2,273,462	$11,773	$2,285,235	$17,298
Reversal of valuation allowance			1,415	—	1,415	—	1,415	—
Net loss	—	—	(55,831)	—	(55,831)	(902)	(56,733)	(3,342)
Other comprehensive income	—	—	—	8,566	8,566	—	8,566	—
Comprehensive loss	—	—	—	—	(47,265)	(902)	(48,167)	(3,342)
Share-based compensation	—	31,158	—	—	31,158	—	31,158	—
Tax withholding associated with shares issued for equity-based compensation	—	(53)	—	—	(53)	—	(53)	—
Accretion of put options	—	—	—	—	—	—	—	587
Contribution from noncontrolling interest holders	—	—	—	—	—	300	300	—
Balance as of December 31, 2020	$340	$2,325,177	$(38,071)	$(28,729)	$2,258,717	$11,171	$2,269,888	$14,543

See accompanying notes to unaudited consolidated financial statements.

MADISON SQUARE GARDEN ENTERTAINMENT CORP.
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
AND REDEEMABLE NONCONTROLLING INTERESTS
(Unaudited)
(in thousands)

	Six Months Ended December 31, 2021
	Common Stock Issued	Additional Paid-In Capital	Accumulated Deficit	Accumulated Other Comprehensive Loss	Total Madison Square Garden Entertainment Corp. Stockholders’ Equity	Non - redeemable Noncontrolling Interests	Total Equity	Redeemable Noncontrolling Interests
Balance as of June 30, 2021	$340	$2,294,775	$(96,341)	$(30,272)	$2,168,502	$11,904	$2,180,406	$137,834
Net (loss) income	—	—	(76,961)	—	(76,961)	471	(76,490)	4,854
Other comprehensive loss	—	—	—	(2,360)	(2,360)	—	(2,360)	—
Comprehensive (loss) income	—	—	—	—	(79,321)	471	(78,850)	4,854
Share-based compensation	—	44,287	—	—	44,287	—	44,287	—
Tax withholding associated with shares issued for equity-based compensation	2	(15,242)	—	—	(15,240)	—	(15,240)	—
Adjustment of redeemable noncontrolling interest for change in ownership	—	—	—	—	—	—	—	(7,500)
Redeemable noncontrolling interest adjustment to redemption fair value	—	(6,178)	—	—	(6,178)	—	(6,178)	7,566
Accretion of put options	—	—	—	—	—	—	—	1,174
Contributions from noncontrolling interest holders	—	—	—	—	—	4,677	4,677	—
Distributions to noncontrolling interest holders	—	—	—	—	—	(1,060)	(1,060)	(1,635)
Distribution to related parties associated with the settlement of certain share-based awards	—	(227)	—	—	(227)	—	(227)	(289)
Balance as of December 31, 2021	$342	$2,317,415	$(173,302)	$(32,632)	$2,111,823	$15,992	$2,127,815	$142,004

See accompanying notes to unaudited consolidated financial statements.

MADISON SQUARE GARDEN ENTERTAINMENT CORP.
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
AND REDEEMABLE NONCONTROLLING INTERESTS (Continued)
(Unaudited)
(in thousands)

	Six Months Ended December 31, 2020
	Common Stock Issued	Additional Paid-In Capital	Retained Earnings (Accumulated Deficit)	Accumulated Other Comprehensive Loss	Total Madison Square Garden Entertainment Corp. Stockholders’ Equity	Non - redeemable Noncontrolling Interests	Total Equity	Redeemable Noncontrolling Interests
Balance as of June 30, 2020	$338	$2,285,709	$50,246	$(48,992)	$2,287,301	$12,203	$2,299,504	$20,600
Cumulative effect of adoption of ASU 2016-13, credit losses			(480)	—	(480)		(480)
Reversal of valuation allowance	—	—	3,791	—	3,791	—	3,791	—
Net loss	—	—	(91,628)	—	(91,628)	(1,532)	(93,160)	(7,231)
Other comprehensive income	—	—	—	20,263	20,263	—	20,263	—
Comprehensive loss				—	(71,365)	(1,532)	(72,897)	(7,231)
Share-based compensation	—	47,593	—	—	47,593	—	47,593	—
Tax withholding associated with shares issued for equity-based compensation	2	(8,125)	—	—	(8,123)	—	(8,123)	—
Accretion of put options	—	—	—	—	—	—	—	1,174
Contributions from noncontrolling interest holders	—	—	—	—	—	500	500	—
Balance as of December 31, 2020	$340	$2,325,177	$(38,071)	$(28,729)	$2,258,717	$11,171	$2,269,888	$14,543

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
Madison Square Garden Entertainment Corp. (together with its subsidiaries, the “Company” or “MSG Entertainment”) was incorporated on November 21, 2019 as a direct, wholly-owned subsidiary of Madison Square Garden Sports Corp. (“MSG Sports”), formerly known as The Madison Square Garden Company. On March 31, 2020, MSG Sports’ board of directors approved the distribution of all the outstanding common stock of MSG Entertainment to MSG Sports’ stockholders (the “Entertainment Distribution”), which occurred on April 17, 2020 (the “Entertainment Distribution Date”). See Note 1 to the Company’s audited consolidated and combined financial statements and notes thereto for the year ended June 30, 2021 included in the Company’s Annual Report on Form 10-K, as amended by Form 10-K/A filed on February 9, 2022 (the “Form 10-K”) for more information regarding the Entertainment Distribution. As part of the Entertainment Distribution, the Company has entered into various agreements with MSG Sports as detailed in Note 18.
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

MADISON SQUARE GARDEN ENTERTAINMENT CORP.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
(Continued)
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
Basis of Presentation
The Company reports on a fiscal year basis ending on June 30th (“Fiscal Year”). In these consolidated financial statements, the year ending on June 30, 2022 is referred to as “Fiscal Year 2022,” and the years ended on June 30, 2021 and 2020 are referred to as “Fiscal Year 2021” and “Fiscal Year 2020”, respectively.
The accompanying interim consolidated financial statements have been prepared in accordance with U.S. generally accepted accounting principles (“GAAP”) for interim financial information and the instruction of Rule 10-01 of Regulation S-X of Securities and Exchange Commission (“SEC”), and should be read in conjunction with the Company’s audited consolidated and combined financial statements and notes thereto for the year ended June 30, 2021 included in the Company’s Annual Report on Form 10-K and the Company’s consolidated financial statements and notes thereto for the three months ended September 30, 2021 included in the Company’s Quarterly Report on Form 10-Q for the fiscal quarter ended September 30, 2021, as amended by Form 10-Q/A filed on February 9, 2022. The consolidated financial statements as of December 31, 2021 and for the three and six months ended December 31, 2021 and 2020 presented herein are unaudited; however, in the opinion of management, the financial statements reflect all adjustments, consisting solely of normal recurring adjustments, necessary for a fair presentation of the results for the interim periods presented. The results of operations for the periods presented are not necessarily indicative of the results that might be expected for future interim periods or for the full year. As a result of the production of the Christmas Spectacular and arena license fees from MSG Sports in connection with the Knicks and Rangers use of the Garden, the Company generally earns a disproportionate share of its annual revenues in the second and third quarters of its fiscal year. In addition, the Company’s operating results since the third quarter of Fiscal Year 2020 have been negatively impacted due to the COVID-19 pandemic.
As discussed above, the Merger has been accounted for as a transaction between entities under common control and resulted in a change in reporting entity for purposes of U.S. GAAP. The results of operations for the eight days ended July 8, 2021 from MSG Networks were immaterial and the Company has included these results in the period for the six months ended December 31, 2021. The following table provides the impact of the change in reporting entity on the results of operations for the three and six months ended December 31, 2020 in accordance with Accounting Standards Codification (“ASC”) Subtopic 250-10-50-6:

MADISON SQUARE GARDEN ENTERTAINMENT CORP.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
(Continued)

	Three Months Ended	Six Months Ended
	December 31, 2020
Decrease in net loss attributable to Madison Square Garden Entertainment Corp.’s stockholders	$61,472	$115,165
Decrease in other comprehensive income	$(3,607)	$(6,213)
Decrease in net loss per common share attributable to Madison Square Garden Entertainment Corp.’s stockholders (basic and diluted)	$3.25	$5.88
Impact of the COVID-19 Pandemic
The Company’s operations and operating results have been, and continue to be, materially impacted by the COVID-19 pandemic (including COVID-19 variants) and actions taken in response by governmental authorities and certain professional sports leagues. For the majority of Fiscal Year 2021, substantially all of the Entertainment business operations were suspended, MSG Networks aired substantially fewer games and Tao Group Hospitality was operating at significantly reduced capacity and demand. While operations have resumed, it is not clear when we will fully return to normal operations.
As a result of government-mandated assembly limitations and closures, all of our performance venues were closed beginning in March 2020. Use of The Garden resumed for Knicks and Rangers home games without fans in December 2020 and January 2021, respectively, and was available at 10% seating capacity from February through May 2021 with certain safety protocols and social distancing. Beginning in May 2021, all of our New York performance venues were permitted to host guests at full capacity, subject to certain restrictions, and effective June 2021, The Chicago Theatre was permitted to host events without restrictions. Effective August 17, 2021, all workers and customers in New York City indoor dining, indoor fitness and indoor entertainment facilities, including our venues, were subject to certain vaccination requirements. Following updated regulations, effective January 3, 2022 for the Chicago Theatre, and January 29, 2022 for our New York venues, all guests five and older, as well as employees, are required to provide proof that they have received two doses of a two-shot COVID-19 vaccine or one dose of a single-shot vaccine (although specific performers may require enhanced protocols). Children under age 5 can attend events with a vaccinated adult, but ages 2 to 4 need to wear a mask while inside our venues. In addition, effective August 20, 2021 and continuing, masks are required for all individuals in indoor public spaces in Chicago, including our venues.
For Fiscal Year 2021, the majority of ticketed events at our venues were postponed or cancelled. For the six months ended December 31, 2021 and as of this date, live events have been permitted to be held at all of our performance venues and we are continuing to host and book new events. As a result of an increase in cases of a COVID-19 variant, select bookings were postponed or cancelled at our performance venues in the second quarter of Fiscal Year 2022. Variants of COVID-19 that arise in the future may result in additional postponements or cancellations of bookings at our performance venues.
The impact of the COVID-19 pandemic on our operations also included (i) the partial cancellation of the 2021 production of the Christmas Spectacular, (ii) the cancellation of the 2020 production of the Christmas Spectacular, and (iii) the cancellation of both the 2020 and 2021 Boston Calling Music Festivals.
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
As a result of the COVID-19 pandemic and league and government actions relating thereto, MSG Networks aired substantially fewer NBA and NHL telecasts during Fiscal Year 2021, as compared with Fiscal Year 2019 (the last full fiscal year not impacted by COVID-19), and consequently experienced a decrease in revenues, including a material decrease in advertising revenue. The absence of live sports games also resulted in a decrease in certain MSG Networks expenses, including rights fees, variable production expenses, and advertising sales commissions. MSG Networks has resumed airing full regular season telecast schedules for its five professional teams across both the NBA and NHL, and, as a result, our advertising revenue and certain operating expenses, including rights fees expense, reflect the same.
Disruptions caused by the COVID-19 pandemic had a significant and negative impact on Tao Group Hospitality’s operations and financial performance for Fiscal Year 2021. Due to government actions taken in response to the COVID-19 pandemic,

MADISON SQUARE GARDEN ENTERTAINMENT CORP.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
(Continued)
virtually all of Tao Group Hospitality’s venues were closed for approximately three months starting in March 2020. Additionally, three venues were permanently closed. Throughout Fiscal Year 2021, Tao Group Hospitality conducted limited operations at certain venues, subject to significant regulatory requirements, including capacity limits, curfews and social distancing requirements for outdoor and indoor dining. Tao Group Hospitality’s operations fluctuated throughout Fiscal Year 2021 and during the first two quarters of Fiscal Year 2022 as certain markets lifted restrictions, imposed restrictions, and changed operational requirements over time. Following updated regulations applicable to indoor dining facilities and entertainment venues, effective January 3, 2022 for Chicago, and January 29, 2022 for New York, all guests five and older, as well as employees, are required to provide proof that they have received two doses of a two-shot COVID-19 vaccine or one dose of a single-shot vaccine. In addition, certain jurisdictions have reinstated safety protocols, such as mask mandates in Nevada and Chicago, but Tao Group Hospitality is continuing to operate without capacity restrictions in domestic and key international markets.
It is unclear how long and to what extent COVID-19 concerns, including with respect to new variants, will continue to impact government and league-mandated capacity restrictions or vaccination/mask requirements, the use of and/or demand for our entertainment and dining and nightlife venues, demand for our sponsorship and advertising assets, deter our employees and vendors from working at our venues (which may lead to difficulties in staffing) or otherwise materially impact our operations.
Impairment and other (gains) loss, net
For the three months ended December 31, 2021, the Company recorded other gains of $7,979 primarily from extinguishments and modification of lease liabilities associated with certain Hakkasan venues and a gain on disposal of one of the Hakkasan venues. For the three months ended September 30, 2021, Tao Group Hospitality recorded an impairment charge for long-lived assets of $7,818 due to decisions made by management to cease operations at certain Hakkasan venues subsequent to the Hakkasan acquisition date, resulting in the impairment of the respective right-of-use asset and a leasehold improvement. There were no other impairment charges recorded by the Company for the six months ended December 31, 2021. The duration and impact of the COVID-19 pandemic may result in future impairment charges that management will evaluate as facts and circumstances evolve over time. Refer to Note 8, Note 9 and Note 10 for further detail of the Company’s intangible assets, long-lived assets and goodwill.
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

MADISON SQUARE GARDEN ENTERTAINMENT CORP.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
(Continued)
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
Summary of Significant Accounting Policies
The following is an update to the Company's Summary of Significant Accounting Policies, disclosed in its Form 10-K. The update primarily reflects specific policies for the MSG Networks segment in connection with the Merger.
Revenue Recognition — Media Affiliation Fee and Advertising Revenues
The MSG Networks segment generates revenues principally from affiliation fees charged to cable, satellite, telephone and other platforms (“Distributors”) for the right to carry its networks, as well as from the sale of advertising, largely derived from the sale of inventory in its live professional sports programming. Due to the COVID-19 pandemic, the NBA and NHL 2020-21 regular seasons were delayed and primarily occurred during the third and fourth quarters of Fiscal Year 2021 and will affect the comparability in the second, third and the fourth fiscal quarters of Fiscal Year 2022.
Affiliation fee revenue is earned from Distributors for the right to carry the segment’s networks under contracts, commonly referred to as “affiliation agreements.” The performance obligation under its affiliation agreements is satisfied as MSG Networks provides its programming over the term of the affiliation agreement.
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
In addition to affiliation fee revenue, the MSG Networks segment also earns advertising revenue primarily through the sale of commercial time and other advertising inventory during its live professional sports programming. In general, these advertising arrangements either do not exceed one year or are primarily multi-year media banks, the elements of which are agreed upon each year. Advertising revenue is recognized as advertising is aired. In certain advertising arrangements, the Company guarantees specified viewer ratings for its programming. In such cases, the promise to deliver the guaranteed viewer ratings by airing the advertising represents MSG Networks’ performance obligation. A contract liability is recognized as deferred revenue to the extent any guaranteed viewer ratings are not met and the customer is expected to exercise a contractual right for additional advertising time. The related revenue is subsequently recognized as revenue either when MSG Networks provides the required additional advertising time, or additional performance requirements become remote, which may be at the time the guarantee obligation contractually expires.
Direct Operating Expenses
Direct operating expenses from the MSG Networks segment primarily represent media rights fees and other direct programming and production costs, such as the salaries of on-air personalities, producers, directors, technicians, writers and other creative staff, as well as expenses associated with location costs, remote facilities and maintaining studios, origination, and transmission services and facilities. The professional team media rights acquired under media rights agreements to telecast various sporting events and other programming for exhibition on the segment’s networks are typically expensed on a straight-line basis over the applicable annual contract or license period.

MADISON SQUARE GARDEN ENTERTAINMENT CORP.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
(Continued)
Advertising Expenses
Advertising costs are typically charged to expense when incurred. The MSG Networks segment enters into nonmonetary transactions, primarily with its Distributors (see discussion below), that involve the exchange of advertising and promotional benefits, for the segment’s services. Total advertising costs, which includes the aforementioned nonmonetary transactions and are classified in selling, general and administrative expenses, were $11,102 and $16,229 for the three and six months ended December 31, 2021, respectively, and $3,667 and $8,469 for the three and six months ended December 31, 2020, respectively.
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
Interest Capitalization
For significant long term construction projects, such as MSG Sphere, the Company begins to capitalize qualified interest costs once activities necessary to get the asset ready for its intended use have commenced. The Company calculates qualified interest capitalization using the average amount of accumulated expenditures during the period the asset is being prepared for its intended use and a capitalization rate which is derived from the Company’s weighted average borrowing rate during such time, in the absence of specific borrowings related to the significant long term construction projects. The Company ceases capitalization on any portions substantially completed and ready for their intended use. See Note 8 for further details on interest capitalization during the three and six months ended December 31, 2021 and 2020.

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

MADISON SQUARE GARDEN ENTERTAINMENT CORP.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
(Continued)
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
The Company’s purchase price allocation and measurement period adjustment for the Hakkasan acquisition is presented below:

	Fair Value Recognized as of Acquisition Date (as previously reported)	Measurement Period Adjustment (a)	Fair Value Recognized as of September 30, 2021 as adjusted (b)
Cash and cash equivalents	$16,737	$—	$16,737
Property and equipment, net	33,393	—	33,393
Right-of-use lease assets	44,818	—	44,818
Amortizable intangible assets, net	47,170	(7,020)	40,150
Other assets	12,641	—	12,641
Accrued expenses and other current liabilities	(15,957)	1,534	(14,423)
Operating lease liabilities	(52,025)	—	(52,025)
Other liabilities	(13,655)	—	(13,655)
Total identifiable net assets acquired	73,122	(5,486)	67,636
Goodwill	3,378	(2,014)	1,364
Redeemable noncontrolling interests	$(76,500)	$7,500	$(69,000)
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
(b)No additional adjustments were recorded during the three months ended December 31, 2021.
Note 4. Revenue Recognition
Contracts with Customers
See Note 4 to the Company’s audited consolidated and combined financial statements and notes thereto for the year ended June 30, 2021 included in the Company’s Annual Report on Form 10-K and “— Note 2. Accounting Policies — Summary of Significant Accounting Policies — Revenue Recognition — Media Affiliation Fee and Advertising Revenues” for more information regarding the details of the Company’s revenue recognition policies. All revenue recognized in the consolidated statements of operations is considered to be revenue from contracts with customers in accordance with ASC Topic 606, except for revenues from Arena License Agreements, leases and subleases that are accounted for in accordance with ASC Topic 842 of $29,196 and $31,512 for the three and six months ended December 31, 2021, respectively, and $2,334 and $3,082 for the three and six months ended December 31, 2020, respectively.
The following table presents the activity in the allowance for credit losses for the six months ended December 31, 2021:

MADISON SQUARE GARDEN ENTERTAINMENT CORP.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
(Continued)

Beginning balance, June 30, 2021	$6,449
Provision for expected credit losses	1,236
Write-offs	(1,760)
Ending balance, December 31, 2021	$5,925
Disaggregation of Revenue
The following tables disaggregate the Company’s revenue by major source and reportable segment based upon the timing of transfer of goods or services to the customer, in accordance with ASC Subtopic 606-10-50-5, for the three and six months ended December 31, 2021 and 2020:

	Three Months Ended
	December 31, 2021
	Entertainment	MSG Networks	Tao Group Hospitality	Eliminations	Total
Event-related and entertainment dining and nightlife offerings (a)	$155,476	$—	$108,241	$(657)	$263,060
Sponsorship, signage and suite licenses (b)	50,979	1,787	490	(521)	52,735
Media related, primarily from affiliation agreements (c)	—	156,202	—	—	156,202
Other (d)	11,959	1,992	8,355	(7,060)	15,246
Total revenues from contracts with customers	$218,414	$159,981	$117,086	$(8,238)	$487,243

	Three Months Ended
	December 31, 2020
	Entertainment	MSG Networks	Tao Group Hospitality	Eliminations	Total
Event-related and entertainment dining and nightlife offerings (a)	$1,001	$—	$9,179	$(43)	$10,137
Sponsorship, signage and suite licenses (b)	6,064	408	414	21	6,907
Media related, primarily from affiliation agreements (c)	—	145,364	—	—	145,364
Other (d)	3,270	467	898	(625)	4,010
Total revenues from contracts with customers	$10,335	$146,239	$10,491	$(647)	$166,418

MADISON SQUARE GARDEN ENTERTAINMENT CORP.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
(Continued)

	Six Months Ended
	December 31, 2021
	Entertainment	MSG Networks	Tao Group Hospitality	Eliminations	Total
Event-related and entertainment dining and nightlife offerings (a)	$177,492	$—	$216,931	$(838)	$393,585
Sponsorship, signage and suite licenses (b)	57,956	2,423	625	(521)	60,483
Media related, primarily from affiliation agreements (c)	—	296,673	—	—	296,673
Other (d)	14,889	2,358	18,994	(7,545)	28,696
Total revenues from contracts with customers	$250,337	$301,454	$236,550	$(8,904)	$779,437

	Six Months Ended
	December 31, 2020
	Entertainment	MSG Networks	Tao Group Hospitality	Eliminations	Total
Event-related and entertainment dining and nightlife offerings (a)	$1,729	$—	$14,839	$(43)	$16,525
Sponsorship, signage and suite licenses (b)	8,524	692	486	(211)	9,491
Media related, primarily from affiliation agreements (c)	—	302,015	—	—	302,015
Other (d)	6,890	895	2,387	(1,986)	8,186
Total revenues from contracts with customers	$17,143	$303,602	$17,712	$(2,240)	$336,217
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
(c)See “— Note 2. Accounting Policies — Summary of Significant Accounting Policies — Revenue Recognition — Media Affiliation Fee and Advertising Revenues” for further details on the pattern of recognition of Media affiliation fee and advertising revenues in the MSG Networks segment.
(d)Primarily consists of (i) revenues from sponsorship sales and representation agreements with MSG Sports, (ii) Tao Group Hospitality’s managed venue revenues, and (iii) advertising commission revenues recognized by the Entertainment segment from the MSG Networks segment of $6,985 and $7,395 for the three and six months ended December 31, 2021, respectively, and $624 and $1,819 for the three and six months ended December 31, 2020, respectively, that are eliminated in consolidation.
In addition to the disaggregation of the Company’s revenue by major source based upon the timing of transfer of goods or services to the customer disclosed above, the following tables disaggregate the Company’s consolidated revenues by type of goods or services in accordance with the required entity-wide disclosure requirements of ASC Subtopic 280-10-50-38 to 40 and the disaggregation of revenue required disclosures in accordance with ASC Subtopic 606-10-50-5 for the three and six months ended December 31, 2021 and 2020:

MADISON SQUARE GARDEN ENTERTAINMENT CORP.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
(Continued)

	Three Months ended
	December 31, 2021
	Entertainment	MSG Networks	Tao Group Hospitality	Eliminations	Total
Ticketing and venue license fee revenues (a)	$109,141	$—	$—	$—	$109,141
Sponsorship and signage, suite, and advertising commission revenues (b)	70,602	—	—	(7,506)	63,096
Revenues from entertainment dining and nightlife offerings (c)	—	—	117,086	(732)	116,354
Food, beverage and merchandise revenues	37,765	—	—	—	37,765
Media networks revenues (d)	—	159,981	—	—	159,981
Other	906	—	—	—	906
Total revenues from contracts with customers	$218,414	$159,981	$117,086	$(8,238)	$487,243

	Three Months ended
	December 31, 2020
	Entertainment	MSG Networks	Tao Group Hospitality	Eliminations	Total
Ticketing and venue license fee revenues (a)	$968	$—	$—	$—	$968
Sponsorship and signage, suite, and advertising commission revenues (b)	9,130	—	—	(604)	8,526
Revenues from entertainment dining and nightlife offerings (c)	—	—	10,491	(43)	10,448
Food, beverage and merchandise revenues	—	—	—	—	—
Media networks revenues (d)	—	146,239	—	—	146,239
Other	237	—	—	—	237
Total revenues from contracts with customers	$10,335	$146,239	$10,491	$(647)	$166,418

	Six Months Ended
	December 31, 2021
	Entertainment	MSG Networks	Tao Group Hospitality	Eliminations	Total
Ticketing and venue license fee revenues (a)	$125,977	$—	$—	$—	$125,977
Sponsorship and signage, suite, and advertising commission revenues (b)	81,415	—	—	(7,916)	73,499
Revenues from entertainment dining and nightlife offerings (c)	—	—	236,550	(988)	235,562
Food, beverage and merchandise revenues	41,688	—	—	—	41,688
Media networks revenues (d)	—	301,454	—	—	301,454
Other	1,257	—	—	—	1,257
Total revenues from contracts with customers	$250,337	$301,454	$236,550	$(8,904)	$779,437

MADISON SQUARE GARDEN ENTERTAINMENT CORP.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
(Continued)

	Six Months Ended
	December 31, 2020
	Entertainment	MSG Networks	Tao Group Hospitality	Eliminations	Total
Ticketing and venue license fee revenues (a)	$1,698	$—	$—	$—	$1,698
Sponsorship and signage, suite, and advertising commission revenues (b)	14,989	—	—	(2,031)	12,958
Revenues from entertainment dining and nightlife offerings (c)	—	—	17,712	(209)	17,503
Food, beverage and merchandise revenues	—	—	—	—	—
Media networks revenues (d)	—	303,602	—	—	303,602
Other	456	—	—	—	456
Total revenues from contracts with customers	$17,143	$303,602	$17,712	$(2,240)	$336,217
_________________
(a)Amounts include ticket sales, including other ticket-related revenue, and venue license fees from the Company’s events such as (i) concerts, (ii) the presentation of the Christmas Spectacular, and (iii) other live entertainment and sporting events.
(b)Amounts include (i) revenues from sponsorship sales and representation agreements with MSG Sports and (ii) advertising commission revenues recognized by the Entertainment segment from the MSG Networks segment of $6,985 and $7,395 for the three and six months ended December 31, 2021, respectively, and $624 and $1,819 for the three and six months ended December 31, 2020, respectively, that are eliminated in consolidation.
(c)Primarily consist of revenues from (i) entertainment dining and nightlife offerings and (ii) venue management agreements.
(d)Primarily consist of affiliation fees from Distributors and, to a lesser extent, advertising revenues through the sale of commercial time and other advertising inventory during MSG Networks programming.
Contract Balances
The timing of revenue recognition, billings and cash collections results in billed receivables, contract assets and contract liabilities on the consolidated balance sheets. The following table provides information about contract balances from the Company’s contracts with customers as of December 31, 2021 and June 30, 2021:

	December 31,	June 30,
	2021	2021
Receivables from contracts with customers, net (a)	$195,945	$185,112
Contract assets, current (b)	10,204	7,052
Contract assets, non-current (b)	296	87
Deferred revenue, including non-current portion (c)	257,054	210,187
_________________
(a)Receivables from contracts with customers, which are reported in Accounts receivable, net and Net related party receivables in the Company’s consolidated balance sheets, represent the Company’s unconditional rights to consideration under its contracts with customers. As of December 31, 2021 and June 30, 2021, the Company’s receivables from contracts with customers above included $11,239 and $4,848, respectively, related to various related parties. See Note 18 for further details on related party arrangements.
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

MADISON SQUARE GARDEN ENTERTAINMENT CORP.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
(Continued)
(c)Deferred revenue primarily relates to the Company’s receipt of consideration from customers in advance of the Company’s transfer of goods or services to those customers. Deferred revenue is reduced and the related revenue is recognized once the underlying goods or services are transferred to a customer. Revenue recognized for the six months ended December 31, 2021 relating to the contract liability balance (primarily deferred revenue) as of June 30, 2021 was $86,108.
Transaction Price Allocated to the Remaining Performance Obligations
The following table depicts the estimated revenue expected to be recognized, based on current projections and expectations of our business resuming, in the future related to performance obligations that are unsatisfied (or partially unsatisfied) as of December 31, 2021. This primarily relates to performance obligations under sponsorship and suite license arrangements and to a lesser extent, non-variable affiliation fee arrangements that have original expected durations longer than one year and the consideration is not variable. For arrangements with variable consideration, such variability is based on the Company’s ability to deliver the underlying benefits as dictated by the related contractual provisions. In developing the estimated revenue, the Company applies the allowable practical expedient and does not disclose information about remaining performance obligations that have original expected durations of one year or less.

Fiscal Year 2022 (remainder)	$114,338
Fiscal Year 2023	170,402
Fiscal Year 2024	143,572
Fiscal Year 2025	101,341
Fiscal Year 2026	72,543
Thereafter	88,109
$690,305
Note 5. Computation of Earnings (Loss) per Common Share
The following table presents a reconciliation of weighted-average shares used in the calculations of basic and diluted earnings (loss) per common share attributable to the Company’s stockholders (“EPS”).

	Three Months Ended		Six Months Ended
	December 31,		December 31,
	2021	2020	2021	2020
Weighted-average shares (denominator):
Weighted-average shares for basic EPS (a)	34,278	34,021	34,186	33,961
Dilutive effect of shares issuable under share-based compensation plans (a)	158	—	—	—
Weighted-average shares for diluted EPS	34,436	34,021	34,186	33,961
Weighted-average anti-dilutive shares (b)	668	—	—	—
_________________
(a)For the three months ended December 31, 2020 and six months ended December 31, 2021 and 2020, all restricted stock units and stock options were excluded from the above table because the Company reported a net loss for the periods presented and, therefore, their impact on reported loss per share would have been antidilutive. See Note 15 for further detail.
(b)For the three months ended December 31, 2021, weighted-average anti-dilutive shares primarily consisted of approximately 630 units of stock options and were excluded in the calculation of diluted earnings per share because their effect would have been anti-dilutive. An anti-dilutive option exists when the average stock price for the period is less than the exercise price of the option.

MADISON SQUARE GARDEN ENTERTAINMENT CORP.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
(Continued)
Note 6. Cash, Cash Equivalents and Restricted Cash
The following table provides a summary of the amounts recorded as cash, cash equivalents and restricted cash.

	As of
	December 31, 2021	June 30, 2021	December 31, 2020	June 30, 2020
Captions on the consolidated balance sheets:
Cash and cash equivalents	$1,258,105	$1,516,992	$1,735,012	$1,103,392
Restricted cash (a)	23,914	22,984	26,207	17,749
Cash, cash equivalents and restricted cash on the consolidated statements of cash flows	$1,282,019	$1,539,976	$1,761,219	$1,121,141
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
Note 7. Investments in Nonconsolidated Affiliates
The Company’s investments in nonconsolidated affiliates, which are accounted for under the equity method of accounting and equity investments without readily determinable fair values in accordance with ASC Topic 323, Investments - Equity Method and Joint Ventures and ASC Topic 321, Investments - Equity Securities, respectively, consisted of the following:

	Ownership Percentage	Investment
December 31, 2021
Equity method investments:
SACO Technologies Inc. (“SACO”)	30%	$33,731
Others		5,674
Equity securities without readily determinable fair values (a)		7,007
Total investments in nonconsolidated affiliates		$46,412

June 30, 2021
Equity method investments:
SACO	30%	$36,265
Others		6,204
Equity securities without readily determinable fair values (a)		6,752
Total investments in nonconsolidated affiliates		$49,221
_________________
(a)In accordance with the ASC Topic 321, Investments - Equity Securities, the Company applies the measurement alternative to its equity investments without readily determinable fair values. Under the measurement alternative, equity securities without readily determinable fair values are accounted for at cost, adjusted for impairment and changes resulting from observable price fluctuations in orderly transactions for the identical or a similar investment of the same issuer. For the three and six months ended December 31, 2021 and 2020, the Company did not have impairment charges or change in carrying value recorded to its equity securities without readily determinable fair values.

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
The cost basis and the carrying fair value of these investments, which are reported under Other assets in the accompanying consolidated balance sheets as of December 31, 2021 and June 30, 2021, are as follows:

	December 31, 2021
Equity Investment with Readily Determinable Fair Values	Shares / Units Held	Cost Basis	Carrying value / Fair value
Townsquare Class A common stock	583	$4,221	$7,773
Townsquare Class C common stock	2,625	19,001	34,992
DraftKings common stock	869	6,036	23,884
Total		$29,258	$66,649

	June 30, 2021
Equity Investment with Readily Determinable Fair Values	Shares / Units Held	Cost Basis	Carrying value / Fair value
Townsquare Class A common stock	583	$4,221	$7,435
Townsquare Class C common stock	2,625	19,001	33,469
DraftKings common stock	869	6,036	45,360
Total		$29,258	$86,264

The following table summarizes the realized and unrealized gain (loss) on equity investments with readily determinable fair value for the three and six months ended December 31, 2021 and 2020:

	Three Months Ended		Six Months Ended
	December 31,		December 31,
	2021	2020	2021	2020
Unrealized gain — Townsquare	$834	$6,416	$1,861	$7,026
Unrealized gain (loss) — DraftKings	(17,989)	(10,984)	(21,476)	22,064
Realized loss — DraftKings	—	(2,659)	—	(2,659)
	$(17,155)	$(7,227)	$(19,615)	$26,431

MADISON SQUARE GARDEN ENTERTAINMENT CORP.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
(Continued)
Note 8. Property and Equipment
As of December 31, 2021 and June 30, 2021, property and equipment consisted of the following:

	December 31, 2021	June 30, 2021
Land	$148,919	$150,750
Buildings	997,216	996,295
Equipment	414,243	405,835
Aircraft	38,090	38,090
Furniture and fixtures	38,806	40,660
Leasehold improvements	227,349	214,678
Construction in progress (a)	1,546,952	1,194,525
	3,411,575	3,040,833
Less accumulated depreciation and amortization	(936,882)	(884,541)
	$2,474,693	$2,156,292
_________________
(a)Interest is capitalized during the construction period for significant long term construction projects. The Company capitalizes interest within the Entertainment segment in connection with the construction of MSG Sphere in Las Vegas. For the three and six months ended December 31, 2021, the company capitalized $10,600 and $19,926 of interest, respectively. As disclosed on the Company’s Form 10-K/A filed on February 9, 2022 for the Fiscal Year 2021, the Company determined that the application of ASC Topic 835-20 (Capitalization of Interest) required that a portion of the interest incurred under the Company’s credit facilities should have been capitalized during the periods that the Company had been capitalizing costs related to MSG Sphere at the Venetian (the “accounting error”), which capitalization of such costs began in 2017. As a result, the previously reported consolidated statements of operation of the Company for the three and six months ended December 31, 2020 have been revised to correct this immaterial accounting error by decreasing the Company’s previously reported interest expense by $7,566 and $7,911, respectively.
The increase in Construction in progress is primarily associated with the development and construction of MSG Sphere in Las Vegas. The property and equipment balances above include $154,131 and $106,990 of capital expenditure accruals (primarily related to MSG Sphere construction) as of December 31, 2021 and June 30, 2021, respectively, which are reflected in Other accrued liabilities in the accompanying consolidated balance sheets.
Depreciation and amortization expense on property and equipment was $26,100 and $51,221 for the three and six months ended December 31, 2021, respectively, and $21,928 and $46,589 for the three and six months ended December 31, 2020, respectively.
During the three months ended September 30, 2021, Tao Group Hospitality recorded an impairment charge for leasehold improvements of $3,269 due to decisions made by management to cease operations at certain venues subsequent to Hakkasan acquisition date.

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
For leases with a term exceeding 12 months, a lease liability is recorded on the Company’s consolidated balance sheet at lease commencement reflecting the present value of the fixed minimum payment obligations over the lease term. A corresponding right-of-use (“ROU”) asset equal to the initial lease liability is also recorded, adjusted for any prepaid rent and/or initial direct costs incurred in connection with execution of the lease and reduced by any lease incentives received.
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
For operating leases, fixed lease payments are recognized as lease expense on a straight-line basis over the lease term. For finance leases, the initial ROU asset is depreciated on a straight-line basis over the lease term, along with recognition of interest expense associated with accretion of the lease liability, which is ultimately reduced by the related fixed payments. For leases with a term of 12 months or less (“short-term leases”), any fixed lease payments are recognized on a straight-line basis over the lease term and are not recognized on the consolidated balance sheet. Variable lease costs for both operating and finance leases, if any, are recognized as incurred and such costs are excluded from lease balances recorded on the consolidated balance sheet. In addition, the Company excluded its ground lease with Las Vegas Sands Corp. (“Sands”) associated with MSG Sphere in Las Vegas from the ROU asset and lease liability balance recorded on the consolidated balance sheet as the ground lease will have no fixed rent. Under the ground lease agreement, Sands will receive priority access to purchase tickets to events at the venue for inclusion in hotel packages or other uses, as well as certain rent-free use of the venue to support its Expo Center business. If certain return objectives are achieved, Sands will receive 25% of the after-tax cash flow in excess of such objectives. The ground lease is for a term of 50 years, commencing upon substantial completion of MSG Sphere.
As of December 31, 2021, the Company’s existing operating leases, which are recorded on the accompanying financial statements, have remaining lease terms ranging from 0.3 years to 20.1 years. In certain instances, leases include options to renew, with varying option terms in each case. The exercise of lease renewal options is generally at the Company’s discretion and is considered in the Company’s assessment of the respective lease term. The Company’s lease agreements do not contain material residual value guarantees or material restrictive covenants.
The following table summarizes the ROU assets and lease liabilities recorded on the Company’s consolidated balance sheets as of December 31, 2021 and June 30, 2021:

MADISON SQUARE GARDEN ENTERTAINMENT CORP.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
(Continued)

	Line Item in the Company’s Consolidated Balance Sheet	December 31, 2021	June 30, 2021
Right-of-use assets:
Operating leases	Right-of-use lease assets	$470,253	$280,579
Lease liabilities:
Operating leases, current	Operating lease liabilities, current	$65,663	$73,423
Operating leases, noncurrent	Operating lease liabilities, noncurrent	450,019	233,556
Total lease liabilities		$515,682	$306,979
The following table summarizes the activity recorded within the Company’s consolidated statements of operations for the three and six months ended December 31, 2021 and 2020:

		Three Months Ended
	Line Item in the Company’s Consolidated and Combined Statement of Operations	December 31,
		2021	2020
Operating lease cost	Direct operating expenses	$10,324	$6,545
Operating lease cost	Selling, general and administrative expenses	7,723	6,410
Variable lease cost	Direct operating expenses	1,006	315
Variable lease cost	Selling, general and administrative expenses	15	15
Total lease cost		$19,068	$13,285

		Six Months Ended
	Line Item in the Company’s Consolidated Statement of Operations	December 31,
		2021	2020
Lease cost, operating leases	Direct operating expenses	$21,960	$12,952
Lease cost, operating leases	Selling, general and administrative expenses	14,144	12,903
Variable lease cost	Direct operating expenses	2,092	591
Variable lease cost	Selling, general and administrative expenses	29	38
Total lease cost		$38,225	$26,484
Supplemental Information
For the six months ended December 31, 2021 and 2020, cash paid for amounts included in the measurement of operating lease liabilities was $30,282 and $28,261, respectively. For the six months ended December 31, 2021, the Company recorded new operating lease liabilities of $321,863 arising from obtaining right-of-use lease assets including (i) the renewal of the Radio City Music Hall and Beacon Theatre leases, and to a lesser extent, reflecting (ii) leases associated with MSG Sphere development, net of tenant incentives, (iii) a lease agreement with the existing landlord for the Company’s New York corporate office space, which extended the term for certain existing office space in use, and (iv) an aviation lease. For the six months ended December 31, 2021, the Company received approximately $12,800 of the aforementioned tenant incentives, through a cash receipt from the landlord and payments by the landlord for capital expenditures on behalf of the Company. For the six months ended December 31, 2020, the Company did not enter into new leases.

MADISON SQUARE GARDEN ENTERTAINMENT CORP.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
(Continued)
In November 2021, the Company executed an agreement with the existing landlord for its New York corporate office space pursuant to which it will be relocating from the space that the Company currently occupies to newly renovated office space within the same building. The Company will not be involved in the design or construction of the new space for purposes of the Company’s buildout prior to obtaining possession, which is expected to occur in Fiscal Year 2024. Upon obtaining possession of the space, the new lease is expected to result in an additional lease obligation and right of use asset. While lease payments under the new lease agreement will be recognized as a lease expense on a straight-line basis over the lease term, the Company will begin paying full rent in the second half of Fiscal Year 2026 due to certain tenant incentives included in the arrangement. Base rent payments will increase every five years beginning in Fiscal Year 2031 in accordance with the terms of the lease. The Company anticipates entering into a new sublease agreement with MSG Sports for a lease term equivalent to the November 2021 agreement that the Company entered into with the existing landlord. The future lease payments related to this new lease for the next five fiscal years and thereafter are expected to be as follows:

Fiscal Year 2022	$—
Fiscal Year 2023	—
Fiscal Year 2024	—
Fiscal Year 2025	10,121
Fiscal Year 2026	19,023
Thereafter (Fiscal Year 2027 to Fiscal Year 2046)	1,026,207
Total lease payments	$1,055,351
During the three months ended September 30, 2021, a non-cash impairment charge of $4,549 was recorded for the right-of-use lease assets associated with certain Hakkasan venues of Tao Group Hospitality due to decisions made by management to cease operations at certain venues subsequent to the Hakkasan acquisition date. For the three months ended December 31, 2021, the Company recorded a net gain of approximately $5,900 principally from extinguishments and modification of lease liabilities associated with certain Hakkasan venues of Tao Group Hospitality.
As of December 31, 2021, the weighted average remaining lease term for operating leases recorded on the accompanying consolidated balance sheet was 12.2 years. The weighted average discount rate was 6.41% as of December 31, 2021 and represented the Company’s estimated incremental borrowing rate, assuming a secured borrowing, based on the remaining lease term at the time of either (i) adoption of the standard, (ii) upon entering a new lease or (iii) the period in which the lease term expectation was modified.
Maturities of operating lease liabilities as of December 31, 2021 are as follows:

Fiscal Year 2022 (remainder)	$28,220
Fiscal Year 2023	78,709
Fiscal Year 2024	80,196
Fiscal Year 2025	57,624
Fiscal Year 2026	34,293
Thereafter	479,386
Total lease payments	758,428
Less imputed interest	242,746
Total lease liabilities	$515,682
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

MADISON SQUARE GARDEN ENTERTAINMENT CORP.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
(Continued)
a straight-line basis over the lease term, adjusted pursuant to the terms of the Arena License Agreements. In the case of the Arena License Agreements, the lease terms relate to non-consecutive periods of use when MSG Sports uses The Garden for their professional sports teams’ home games, and operating lease revenue is therefore recognized ratably as events occur.
The Arena License Agreements provide that license fees are not required to be paid by MSG Sports during periods when The Garden is unavailable for use due to a force majeure event. As a result of government-mandated suspension of events at The Garden beginning on March 13, 2020 due to the impact of the COVID-19 pandemic, The Garden was not available for use by MSG Sports from the effective date of the Arena License Agreements through the first quarter of Fiscal Year 2021, and, accordingly, the Company did not record any operating lease revenue for this arrangement during the first quarter of Fiscal Year 2021. Use of The Garden resumed for Knicks and Rangers home games without fans in December 2020 and January 2021, respectively, and was available at 10% seating capacity from February through May 2021 when it became available at 100% seating capacity. The Company recorded $27,854 and $29,182 of revenues under the Arena License Agreements for the three and six months ended December 31, 2021, respectively, and $1,585 for the three and six months ended December 31, 2020. In addition, the Company recorded revenues from third party and related party lease and sublease arrangements of $1,342 and $2,330 for the three and six months ended December 31, 2021, respectively, and $749 and $1,497 for the three and six months ended December 31, 2020, respectively.
Note 10. Goodwill and Intangible Assets
The carrying amount of goodwill as of December 31, 2021 and June 30, 2021 are as follows:

	Entertainment	MSG Networks	Tao Group Hospitality	Total
Balance as of June 30, 2021	$74,309	$424,508	$3,378	$502,195
Measurement period adjustment (a)	—	—	(2,014)	(2,014)
Balance as of December 31, 2021	$74,309	$424,508	$1,364	$500,181
_________________
(a)During the three months ended September 30, 2021, the Company recorded an adjustment to reflect a measurement period adjustment in connection with the acquisition of Hakkasan by Tao Group Hospitality. Upon the finalization of the closing statement during the first quarter of Fiscal Year 2022, the noncontrolling interest owned by Hakkasan Parent in Tao Group Sub-Holdings LLC was reduced from approximately 18% as initially estimated to approximately 15%. Such change resulted in a decrease in the Company’s redeemable noncontrolling interest of $7,500, a decrease in Goodwill of $480 as included above, and a decrease in amortizable intangibles of approximately $7,020 related to trade names and venue management contracts. Additionally, the Company wrote-off a previously reported accrual of $1,534, which resulted in an additional decrease in Goodwill of $1,534, also included above. See Note 3 to the Company’s audited consolidated and combined financial statements and notes thereto for the year ended June 30, 2021 included in the Company’s Annual Report on Form 10-K regarding the details of the acquisition of Hakkasan. No additional adjustments were recorded during the three months ended December 31, 2021 .
During the first quarter of Fiscal Year 2022, the Company performed its annual impairment test of goodwill and determined that there were no impairments of goodwill identified as of the impairment test date.
The carrying amount of indefinite-lived intangible assets, all of which are within the Entertainment segment, as of December 31, 2021 and June 30, 2021 were as follows:

Trademarks	$61,881
Photographic related rights	1,920
Total	$63,801
During the first quarter of Fiscal Year 2022, the Company performed its annual impairment test of indefinite-lived intangible assets and determined that there were no impairments of indefinite-lived intangibles identified as of the impairment test date.

MADISON SQUARE GARDEN ENTERTAINMENT CORP.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
(Continued)
The Company’s intangible assets subject to amortization are as follows:

December 31, 2021	Gross	Accumulated Amortization	Net
Trade names	$113,333	$(28,292)	$85,041
Venue management contracts	85,763	(20,572)	65,191
Affiliate relationships	83,044	(57,951)	25,093
Non-compete agreements	9,000	(7,696)	1,304
Festival rights	8,080	(2,966)	5,114
Other intangibles	4,217	(3,954)	263
	$303,437	$(121,431)	$182,006

June 30, 2021	Gross	Accumulated Amortization	Net
Trade names	$121,000	$(25,605)	$95,395
Venue management contracts	85,700	(17,518)	68,182
Affiliate relationships	83,044	(56,221)	26,823
Non-compete agreements	9,000	(6,913)	2,087
Festival rights	8,080	(2,696)	5,384
Other intangibles	4,217	(3,814)	403
	$311,041	$(112,767)	$198,274
Amortization expense for intangible assets was $4,433 and $8,742 for the three and six months ended December 31, 2021, respectively, and $3,749 and $7,498 for three and six month ended December 31, 2020, respectively.
Note 11. Commitments and Contingencies
Commitments
See Note 12 to the Company’s audited consolidated and combined financial statements and notes thereto for the year ended June 30, 2021 included in the Company’s Annual Report on Form 10-K for details on the Company’s off-balance sheet commitments. The Company’s off-balance sheet commitments as of June 30, 2021 included a total of $3,646,250 of contract obligations (primarily related to media rights agreements) from the MSG Networks segment, as a result of the Merger, as follows:

Fiscal Year 2022	$276,707
Fiscal Year 2023	273,370
Fiscal Year 2024	253,485
Fiscal Year 2025	246,013
Fiscal Year 2026	249,584
Thereafter	2,347,091
$3,646,250
During the three and six months ended December 31, 2021, the Company did not have any material changes in its non-cancelable contractual obligations other than activities in the ordinary course of business. See Note 13 for details of the principal repayments required under the Company’s various credit facilities, including the MSG Networks Senior Secured Credit Facilities, and Note 9 for details on the commitments under the Company’s lease obligations.

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
On September 10, 2021, the Court of Chancery entered an order consolidating the complaints in the Hollywood Firefighters and City of Miramar actions. The new consolidated action is captioned: In re Madison Square Garden Entertainment Corp. Stockholders Litigation, C.A. 2021-0468-KSJM. The consolidated plaintiffs filed their Verified Consolidated Derivative Complaint on October 11, 2021. The complaint, which names the Company as only a nominal defendant, retains all of the derivative allegations for breach of fiduciary duties that were present in the Hollywood Firefighters and City of Miramar complaints and abandons the direct claims in those prior complaints. Plaintiffs seek, among other relief, an award of damages to the Company including interest, and plaintiffs’ attorneys’ fees. The Company and other defendants filed answers to the complaint on December 30, 2021, and are currently engaged in responding to the consolidated plaintiffs’ discovery requests. Pursuant to the indemnity rights in its bylaws and Delaware law, the Company is advancing the costs incurred by defendants in this action, and defendants may assert indemnification rights in respect of any adverse judgment or settlement of the action.
On September 27, 2021, the Court of Chancery entered an order consolidating the complaints in the Leisz, Stevens, City of Boca Raton, and Murray complaints. The new consolidated action is captioned: In re MSG Networks Inc. Stockholder Class Action Litigation, C.A. 2021-0575-KSJM. The consolidated plaintiffs filed their Verified Consolidated Stockholder Class Action Complaint on October 29, 2021. The complaint asserts claims on behalf of a putative class of former MSG Networks Inc. stockholders against each member of the board of directors of MSG Networks Inc. prior to the Merger. Plaintiffs allege that the MSG Networks Inc. board of directors and majority stockholders breached their fiduciary duties in negotiating and approving the Merger. The Company is not named as a defendant. Pursuant to the indemnity rights in its bylaws and Delaware law, the Company is advancing the costs incurred by defendants in this action, and defendants may assert indemnification rights in respect of any adverse judgment or settlement of the action. Plaintiffs seek, among other relief, monetary damages for the putative class and plaintiffs’ attorneys’ fees. Defendants to the MSG Networks Inc. consolidated action filed answers to the complaint on December 30, 2021 and are currently engaged in responding to the plaintiffs’ discovery requests.
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
Note 12. Fair Value Measurements
The following table presents the Company’s assets that are measured at fair value within Level I of the fair value hierarchy on a recurring basis using observable inputs that reflect quoted prices for identical assets in active markets. These assets include (i) cash equivalents in money market accounts and time deposits, and (ii) equity investments with readily determinable fair value:

	Line Item on Consolidated Balance Sheet	December 31, 2021	June 30, 2021
Assets:
Money market accounts and time deposits(a)	Cash and cash equivalents	$1,107,768	$1,361,729
Equity investments with readily determinable fair value (b)	Other assets	66,649	86,264
Total assets measured at fair value		$1,174,417	$1,447,993
_________________

MADISON SQUARE GARDEN ENTERTAINMENT CORP.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
(Continued)
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
In addition to the table above, the carrying value and fair value of the Company’s financial instruments reported in the accompanying consolidated balance sheets are as follows:

	December 31, 2021		June 30, 2021
	Carrying Value	Fair Value	Carrying Value	Fair Value
Liabilities
Current and non-current portion of long-term debt under the MSG Networks Term Loan Facility (a)	$1,023,000	$1,012,770	$1,047,750	$1,042,510
Current and non-current portion of long-term debt under the National Properties Term Loan Facility (a)	$643,500	$658,783	$646,750	$669,386
Current and non-current portion of long-term debt under the Tao Credit Facilities (a)	$26,250	$26,315	$43,750	$43,851
_________________
(a)On October 11, 2019, MSGN Holdings, L.P., certain MSGN Holdings, L.P. subsidiaries and certain MSG Networks Inc. subsidiaries entered into an amended and restated credit facility consisting of a $1,100,000 five-year term loan facility and a $250,000 five-year revolving credit facility. On May 23, 2019, Tao Group Intermediate Holdings LLC and Tao Group Operating LLC entered into a $40,000 five-year term loan facility and a $25,000 five-year term revolving facility. In November 2020, MSG National Properties and certain subsidiaries of the Company entered into the National Properties Term Loan Facility, providing a five-year $650,000 term loan facility. The Company’s long-term debt is classified within Level II of the fair value hierarchy as it is valued using quoted indices of similar securities for which the inputs are readily observable. See Note 13 for more information and outstanding balances on this long-term debt.
Note 13. Credit Facilities
MSG Networks Senior Secured Credit Facilities
On September 28, 2015, MSGN Holdings, L.P. (”MSGN L.P.”), MSGN Eden, LLC, an indirect subsidiary of the Company (through the Merger) and the general partner of MSGN L.P., Regional MSGN Holdings LLC, an indirect subsidiary of the Company and the limited partner of MSGN L.P. (collectively with MSGN Eden, LLC, the “MSGN Holdings Entities”), and certain subsidiaries of MSGN L.P. entered into a credit agreement (the “MSGN Former Credit Agreement”) with a syndicate of lenders. The MSGN Former Credit Agreement provided MSGN L.P. with senior secured credit facilities that consisted of: (a) an initial $1,550,000 term loan facility and (b) a $250,000 revolving credit facility.
On October 11, 2019, MSGN L.P., the MSGN Holdings Entities and certain subsidiaries of MSGN L.P. amended and restated the MSGN Former Credit Agreement in its entirety (the “MSGN Credit Agreement”). The MSGN Credit Agreement provides MSGN L.P. with senior secured credit facilities (as amended, the “MSG Networks Senior Secured Credit Facilities”) consisting of: (i) an initial $1,100,000 term loan facility (the “MSGN Term Loan Facility”) and (ii) a $250,000 revolving credit facility (the “MSGN Revolving Credit Facility”), each with a term of five years. Proceeds from the MSGN Term Loan Facility were used by MSGN L.P. to repay outstanding indebtedness under the MSGN Former Credit Agreement. Up to $35,000 of the MSGN Revolving Credit Facility is available for the issuance of letters of credit. Subject to the satisfaction of certain conditions and limitations, the MSGN Credit Agreement allows for the addition of incremental term and/or revolving loan commitments and incremental term and/or revolving loans.
Borrowings under the MSGN Credit Agreement bear interest at a floating rate, which at the option of MSGN L.P. may be either (i) a base rate plus an additional rate ranging from 0.25% to 1.25% per annum (determined based on a total net leverage ratio) (the “MSGN Base Rate”), or (ii) a Eurodollar rate plus an additional rate ranging from 1.25% to 2.25% per annum (determined

MADISON SQUARE GARDEN ENTERTAINMENT CORP.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
(Continued)
based on a total net leverage ratio) (the “MSGN Eurodollar Rate”). Upon a payment default in respect of principal, interest or other amounts due and payable under the MSGN Credit Agreement or related loan documents, default interest will accrue on all overdue amounts at an additional rate of 2.00% per annum. The MSGN Credit Agreement requires that MSGN L.P. pay a commitment fee ranging from 0.225% to 0.30% (determined based on a total net leverage ratio) in respect of the average daily unused commitments under the MSGN Revolving Credit Facility. MSGN L.P. will also be required to pay customary letter of credit fees, as well as fronting fees, to banks that issue letters of credit. The interest rate on the MSGN Term Loan Facility as of December 31, 2021 was 1.60%.
The MSGN Credit Agreement generally requires the MSGN Holdings Entities and MSGN L.P. and its restricted subsidiaries on a consolidated basis to comply with a maximum total leverage ratio of 5.50:1.00, subject, at the option of MSGN L.P. to an upward adjustment to 6.00:1.00 during the continuance of certain events. In addition, the MSGN Credit Agreement requires a minimum interest coverage ratio of 2.00:1.00 for the MSGN Holdings Entities and MSGN L.P. and its restricted subsidiaries on a consolidated basis. All borrowings under the MSGN Credit Agreement are subject to the satisfaction of customary conditions, including absence of a default and accuracy of representations and warranties. As of December 31, 2021, the MSGN Holdings Entities and MSGN L.P. and its restricted subsidiaries on a consolidated basis were in compliance with the covenants. As of December 31, 2021, there were no letters of credit issued and outstanding under the MSGN Revolving Credit Facility. As of December 31, 2021, there was $1,023,000 outstanding under the MSGN Term Loan Facility, and no borrowings under the MSGN Revolving Credit Facility.
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
National Properties Term Loan Facility
On November 12, 2020, MSG National Properties, an indirect, wholly-owned subsidiary of the Company, MSG Entertainment Group, LLC (“MSG Entertainment Group”) and certain subsidiaries of MSG National Properties entered into a 5-year $650,000 senior secured term loan facility (the “National Properties Term Loan Facility”). The proceeds of the National Properties Term Loan Facility may be used to fund working capital needs, for general corporate purposes of MSG National Properties and its subsidiaries, and to make distributions to MSG Entertainment Group.
The National Properties Term Loan Facility includes a minimum liquidity covenant, pursuant to which MSG National Properties and its restricted subsidiaries are required to maintain a specified minimum level of average daily liquidity, consisting of cash and cash equivalents and available revolving commitments, over the last month of each quarter. Following

MADISON SQUARE GARDEN ENTERTAINMENT CORP.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
(Continued)
the first anniversary of the closing of the facility in November 2021, the minimum liquidity level was reduced to $200,000. If at any time the total leverage ratio of MSG National Properties and its restricted subsidiaries is less than 5.00 to 1.00 as of the end of any four consecutive fiscal quarter period or MSG National Properties obtains an investment grade rating, the minimum liquidity level is permanently reduced to $50,000. As of December 31, 2021, the trailing twelve month AOI (as defined under the National Properties Term Loan Facility) for MSG National Properties and its restricted subsidiaries was negative and therefore, the minimum liquidity level continues to be $200,000.
Subject to customary notice and minimum amount conditions, the Company may voluntarily repay outstanding loans under the National Properties Term Loan Facility at any time, in whole or in part (subject to customary breakage costs with respect to LIBOR loans) subject to a prepayment premium equal to (i) for the initial 18 month period following the facility’s effective date, 2.0% of the principal amount prepaid plus the amount of interest that would have been payable on such principal amount from the date of such prepayment through the end of such 18-month period, (ii) after the initial 18 month period but on or prior to the three year anniversary of the effective date, 2.0% of the principal amount prepaid, (iii) after the three year anniversary but on or prior to the four year anniversary of the effective date, 1.0% of the principal amount prepaid and (iv) after the 4th anniversary, —%. The principal obligations under the National Properties Term Loan Facility are to be repaid in quarterly installments in an aggregate amount equal to 1.00% per annum (0.25% per quarter), with the balance due at the maturity of the facility. The National Properties Term Loan Facility will mature on November 12, 2025. Borrowings under the National Properties Term Loan Facility bear interest at a floating rate, which at the option of MSG National Properties may be either (i) a base rate plus a margin of 5.25% per annum or (ii) LIBOR, with a floor of 0.75%, plus a margin of 6.25% per annum. The interest rate on the National Properties Term Loan Facility as of December 31, 2021 was 7.00%. As of December 31, 2021, there was $643,500 outstanding under the National Properties Term Loan Facility.
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
The National Properties Term Loan Facility contains certain restrictions on the ability of MSG National Properties and its restricted subsidiaries to take certain actions as provided in (and subject to various exceptions and baskets set forth in) the National Properties Term Loan Facility, including the following: (i) incur additional indebtedness; (ii) create liens on certain assets; (iii) make investments, loans or advances in or to other persons; (iv) pay dividends and distributions or repurchase capital stock (which will restrict the ability of MSG National Properties to make cash distributions to the Company); (v) repay, redeem or repurchase certain indebtedness; (vi) change its lines of business; (vii) engage in certain transactions with affiliates; (viii) amend their respective organizational documents; (ix) merge or consolidate; and (x) make certain dispositions. As of December 31, 2021, MSG National Properties and its restricted subsidiaries were in compliance with the covenants of the National Properties Term Loan Facility.
Tao Credit Facilities
On May 23, 2019, Tao Group Intermediate Holdings LLC (“TAOIH” or “Intermediate Holdings”) and Tao Group Operating LLC (“TAOG” or “Senior Borrower”), entered into a credit agreement (the “Tao Senior Credit Agreement”) with JPMorgan Chase Bank, N.A., as administrative agent, collateral agent and a letter of credit issuer, and the lenders party thereto. Together the Tao Senior Credit Agreement and a $49,000 intercompany subordinated credit agreement that matures in August 2024 (the “Tao Subordinated Credit Agreement”) between a subsidiary of the Company and Tao Group Sub-Holdings LLC, a subsidiary

MADISON SQUARE GARDEN ENTERTAINMENT CORP.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
(Continued)
of Tao Group Hospitality, replaced the Senior Borrower’s prior credit agreement dated January 31, 2017 (“2017 Tao Credit Agreement”). On June 15, 2020, the Company entered into the second amendment to the Tao Subordinated Credit Agreement, which provided an additional $22,000 of intercompany loan borrowing availability under the Tao Subordinated Credit Agreement. The net intercompany loan outstanding balance under the Tao Subordinated Credit Agreement, as amended, was $63,000 as of December 31, 2021. The balances and interest-related activities pertaining to the Tao Subordinated Credit Agreement, as amended, have been eliminated in the consolidated financial statements in accordance with ASC Topic 810, Consolidation.
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
The Tao Senior Credit Agreement requires TAOIH to comply with a maximum total leverage ratio of 4.00:1.00 and a maximum senior leverage ratio of 3.00:1.00 from the closing date until December 31, 2021 and a maximum total leverage ratio of 3.50:1.00 and a maximum senior leverage ratio of 2.50:1.00 from and after December 31, 2021. In addition, there is a minimum fixed charge coverage ratio of 1.25:1.00 for TAOIH. On August 6, 2020, TAOG and TAOIH entered into an amendment to the Tao Senior Credit Agreement, which suspended the application of the financial maintenance covenants thereunder, modified certain restrictive covenants therein through December 31, 2021, modified the applicable interest rates and increased the minimum liquidity requirement for the outstanding balance of $33,750 under the Tao Term Loan Facility and for the $25,000 availability under the Tao Revolving Credit Facility. As of January 1, 2022, such financial maintenance and restrictive covenant suspensions are no longer in effect. TAOIH and its restricted subsidiaries must maintain a minimum consolidated liquidity, consisting of cash and cash equivalents and available revolving commitments, at all times of $10,000. In addition, in connection with the amendment, the Company, through its direct wholly owned subsidiary, MSG Entertainment Group, entered into a guarantee and reserve account agreement (i) to guarantee the obligations of TAOG under the Tao Senior Credit Agreement, (ii) to establish and grant a security interest in a reserve account that initially held a deposit of approximately $9,800 and (iii) with a covenant to maintain a minimum liquidity requirement of no less than $75,000 at all times. The balance held in the reserve account was approximately $1,600 as of December 31, 2021. As of December 31, 2021, TAOG, TAOIH and the restricted subsidiaries were in compliance with the covenants of the Tao Senior Credit Agreement.
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
Borrowings under the Tao Senior Credit Agreement bear interest at a floating rate, which at the option of the Senior Borrower may be either (a) a base rate plus an additional rate ranging from 1.50% to 2.50% per annum (determined based on a total leverage ratio) (the “Tao Base Rate”), or (b) a Eurocurrency rate plus an additional rate ranging from 2.50% to 3.50% per annum (determined based on a total leverage ratio) (the “Tao Eurocurrency Rate”), provided that through December 31, 2021, the additional rate used in calculating the floating rate is (i) 1.50% per annum for borrowings bearing the Tao Base Rate, and (ii) 2.50% per annum for borrowings bearing the Eurocurrency Rate. The Tao Senior Credit Agreement requires TAOG to pay a commitment fee of 0.50% in respect of the daily unused commitments under the Tao Revolving Credit Facility. TAOG is also required to pay customary letter of credit fees, as well as fronting fees, to banks that issue letters of credit pursuant to the Tao Senior Credit Agreement. The interest rate on the Tao Senior Credit Agreement as of December 31, 2021 was 2.61%. There was no borrowing outstanding under the Tao Revolving Credit Facility as of December 31, 2021. Tao Group Hospitality utilized $750 of the Tao Revolving Credit Facility for issuance of letters of credit and the remaining borrowing available as of December 31, 2021 was $24,250. As of December 31, 2021, there was $26,250 outstanding under the Tao Term Loan Facility.

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
Principal Repayments
Long-term debt maturities over the next five years for the outstanding balance under the MSG Networks Senior Secured Credit Facilities, National Properties Term Loan Facility and Tao Credit Facilities as of December 31, 2021 were:

	MSG Networks Senior Secured Credit Facilities	National Properties Term Loan Facility	Tao Credit Facilities	Total
Fiscal Year 2022 (remainder)	$24,750	3,250	$3,750	$31,750
Fiscal Year 2023	66,000	6,500	10,000	82,500
Fiscal Year 2024	82,500	6,500	12,500	101,500
Fiscal Year 2025	849,750	6,500	—	856,250
Fiscal Year 2026	—	620,750	—	620,750
Thereafter	—	—	—	—
	$1,023,000	$643,500	$26,250	$1,692,750
The following table summarizes the outstanding balances under the MSG Networks Senior Secured Credit Facilities, National Properties Term Loan Facility and Tao Credit Facilities as well as the related deferred financing costs in the accompanying consolidated balance sheets as of December 31, 2021 and June 30, 2021:

	December 31, 2021			June 30, 2021
	Principal	Unamortized Deferred Financing Costs	Net (a)	Principal	Unamortized Deferred Financing Costs	Net (a)
Current portion
MSG Networks Senior Secured Credit Facilities	$49,500	$(1,244)	$48,256	$49,500	$(1,255)	$48,245
National Properties Term Loan Facility	6,500	(6,783)	(283)	6,500	(6,783)	(283)
Tao Term Loan Facility	8,750	(240)	8,510	6,250	(239)	6,011
Current portion of long-term debt, net of deferred financing costs	$64,750	$(8,267)	$56,483	$62,250	$(8,277)	$53,973

MADISON SQUARE GARDEN ENTERTAINMENT CORP.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
(Continued)

	December 31, 2021			June 30, 2021
	Principal	Unamortized Deferred Financing Costs	Net (a)	Principal	Unamortized Deferred Financing Costs	Net (a)
Noncurrent portion
MSG Networks Senior Secured Credit Facilities	$973,500	$(2,095)	$971,405	$998,250	$(2,715)	$995,535
National Properties Term Loan Facility	637,000	(19,427)	617,573	640,250	(22,819)	617,431
Tao Term Loan Facility	17,500	(356)	17,144	22,500	(475)	22,025
Tao Revolving Credit Facility	—	—	—	15,000	—	15,000
Long-term debt, net of deferred financing costs	$1,628,000	$(21,878)	$1,606,122	$1,676,000	$(26,009)	$1,649,991
_________________
(a)In addition to the outstanding balance associated with the MSG Networks Senior Secured Credit Facilities, the Tao Term Loan Facility, the Tao Revolving Credit Facility and the National Properties Term Loan Facility disclosed above, the Company’s long-term debt, net of deferred financing costs in the accompanying consolidated balance sheets of $1,606,759 and $1,650,628 as of December 31, 2021 and June 30, 2021, respectively, also includes $637 related to a note with respect to a loan received by BCE from its noncontrolling interest holder that matures in April 2023.
Unamortized deferred financing costs associated with MSGN Revolving Credit Facility and Tao Revolving Credit Facility are presented under the captions Other current assets and Other assets in the accompanying consolidated balance sheets.
Supplemental cash flows information
During the six months ended December 31, 2021 and 2020, interest payments and loan principal repayments made by the Company under the MSG Networks Senior Secured Credit Facilities, National Properties Term Loan Facility, and Tao Senior Credit Agreement for term loan and revolving credit facilities were as follows:

	Interest Payments (a)		Loan Principal Repayments
	Six Months Ended		Six Months Ended
	December 31, 2021	December 31, 2020	December 31, 2021	December 31, 2020
MSG Networks Senior Secured Credit Facilities	$8,886	$9,584	$24,750	$13,750
National Properties Term Loan Facility	23,141	—	3,250	—
Tao Credit Facilities	415	554	17,500	2,500
	$32,442	$10,138	$45,500	$16,250
_________________
(a)See Note 2 and Note 8 for further details on interest capitalization during the three and six months ended December 31, 2021, and 2020. Interest payments, net of capitalized interest, were $12,516 and $2,227 for the six months ended December 31, 2021 and 2020.

MADISON SQUARE GARDEN ENTERTAINMENT CORP.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
(Continued)
Note 14. Pension Plans and Other Postretirement Benefit Plan
See Note 14 to the Company’s audited consolidated and combined financial statements and notes thereto for the year ended June 30, 2021 included in the Form 10-K for more information regarding the Company’s defined benefit pension plans (“MSGE Pension Plans”), postretirement benefit plan (“MSGE Postretirement Plan”), The Madison Square Garden 401(k) Savings Plan and the MSG Sports & Entertainment, LLC Excess Savings Plan (collectively, the “Savings Plans”), and The Madison Square Garden 401(k) Union Plan (the “Union Savings Plan”).
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
Defined Benefit Pension Plans and Postretirement Benefit Plan
The following tables present components of net periodic benefit cost for the Pension Plans and Postretirement Plans included in the accompanying consolidated statements of operations for the three and six months ended December 31, 2021 and 2020. Service cost is recognized in direct operating expenses and selling, general and administrative expenses. All other components of net periodic benefit cost are reported in miscellaneous expense, net.

	Pension Plans		Postretirement Plan
	Three Months Ended		Three Months Ended
	December 31,		December 31,
	2021	2020	2021	2020
Service cost	$118	$123	$16	$22
Interest cost	1,190	1,101	20	19
Expected return on plan assets	(1,719)	(1,509)	—	—
Recognized actuarial loss	501	396	9	20
Net periodic benefit cost	$90	$111	$45	$61

	Pension Plans		Postretirement Plans
	Six Months Ended		Six Months Ended
	December 31,		December 31,
	2021	2020	2021	2020
Service cost	$236	$244	$32	$44
Interest cost	2,380	2,203	40	38
Expected return on plan assets	(3,438)	(3,018)	—	—
Recognized actuarial loss	1,002	854	18	40
Net periodic (benefit) cost	$180	$283	$90	$122

MADISON SQUARE GARDEN ENTERTAINMENT CORP.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
(Continued)
Defined Contribution Pension Plans
For the three and six months ended December 31, 2021 and 2020, expenses related to the Savings Plans and Union Savings Plan included in the accompanying consolidated statements of operations are as follows:

Savings Plans				Union Savings Plan
Three Months Ended		Six Months Ended		Three Months Ended		Six Months Ended
December 31,		December 31,		December 31,		December 31,
2021	2020	2021	2020	2021	2020	2021	2020
$2,475	$1,672	$4,494	$3,077	$7	$10	$21	$19
Note 15. Share-based Compensation
See Note 15 to the Company’s audited consolidated and combined financial statements and notes thereto for the year ended June 30, 2021 included in the Form 10-K for more information regarding MSG Sports equity award programs (the “MSG Sports Stock Plans”) and MSG Entertainment equity award programs. Prior to the Merger, share-based compensation awards were also granted under the MSG Networks Inc. 2010 Employee Stock Plan, as amended, and the MSG Networks Inc. 2010 Stock Plan for Non-Employee Directors (collectively, “MSGN Equity Incentive Plans”). Upon exercise of stock options or vesting of time-based restricted stock units and performance condition based restricted stock units, collectively referred to as “RSUs,” under MSGN Equity Incentive Plans, shares were either issued from MSG Networks Inc.’s unissued reserved stock or from treasury stock.
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
Share-based compensation expense was $24,171 and $43,699 for the three and six months ended December 31, 2021, respectively, and $29,828 and $45,984 for the three and six months ended December 31, 2020, respectively. In addition, capitalized share-based compensation expense was $1,763 and $2,784 for the six months ended December 31, 2021 and 2020, respectively.
RSUs and stock options information is presented herein as if the Company and MSG Networks Inc. had been combined for all periods presented, unless otherwise noted.

MADISON SQUARE GARDEN ENTERTAINMENT CORP.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
(Continued)
Restricted Stock Units Award Activity
The following table summarizes activity related to holders (including (i) Company employees and (ii) MSG Sports employees that received share-based awards prior to the Entertainment Distribution) of the Company’s RSUs for the six months ended December 31, 2021:

	Number of		Weighted-Average Fair Value Per Share at Date of Grant
	Nonperformance Based Vesting RSUs (In Thousands)	Performance Based Vesting RSUs (In Thousands)
Unvested award balance, June 30, 2021	683	701	$76.15
Granted	445	422	$79.07
Performance Award Conversion	223	(223)	$82.63
Vested	(332)	(77)	$87.42
Forfeited	(9)	(12)	$74.87
Unvested award balance, December 31, 2021	1,010	811	$75.02
The fair value of RSUs that vested during the six months ended December 31, 2021 was $32,734. Upon delivery, RSUs granted under the Employee Stock Plan were net share-settled to cover the required statutory tax withholding obligations. To fulfill the employees’ required statutory tax withholding obligations for the applicable income and other employment taxes, 195 of these RSUs, with an aggregate value of $15,652, were retained by the Company during the six months ended December 31, 2021, of which 6 of these RSUs, with an aggregate value of $477, related to MSG Sports employees.
Stock Options Award Activity
Compensation expense for the Company’s existing stock options is determined based on the grant date fair value of the award calculated using the Black-Scholes options-pricing model. Stock options generally vest over a three year service period and expire 7.5 to 10 years from the date of grant.
The following table summarizes activity related to the Company’s stock options held by employees for the six months ended December 31, 2021:

	Number of Time Vesting Options (In Thousands)	Number of Performance Based Vesting Options (In Thousands)	Weighted-Average Exercise Price Per Share	Weighted-Average Remaining Contractual Term (In Years)	Aggregate Intrinsic Value (In Thousands)
Balance as of June 30, 2021	409	315	$103.88
Performance Award Conversion	315	(315)	$109.76
Balance as of December 31, 2021	724	—	$103.88	3.96	$561
Exercisable as of December 31, 2021	597	—	$108.29	3.70	$561

MADISON SQUARE GARDEN ENTERTAINMENT CORP.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
(Continued)
Note 16. Accumulated Other Comprehensive Loss
The following table details the components of accumulated other comprehensive loss:

	Three Months Ended December 31, 2021
	Pension Plans and Postretirement Plan	Cumulative Translation Adjustments	Accumulated Other Comprehensive Loss
Balance as of September 30, 2021	$(45,009)	$9,949	$(35,060)
Other comprehensive income before reclassifications	—	2,486	2,486
Amounts reclassified from accumulated other comprehensive loss (a)	510	—	510
Income tax expense	(97)	(471)	(568)
Other comprehensive income	413	2,015	2,428
Balance as of December 31, 2021	$(44,596)	$11,964	$(32,632)

	Three Months Ended December 31, 2020
	Pension Plans and Postretirement Plan	Cumulative Translation Adjustments	Accumulated Other Comprehensive Loss
Balance as of September 30, 2020	$(38,452)	$1,157	$(37,295)
Other comprehensive income before reclassifications	—	11,883	11,883
Amounts reclassified from accumulated other comprehensive loss (a)	416	—	416
Income tax expense	(1,562)	(2,171)	(3,733)
Other comprehensive income (loss)	(1,146)	9,712	8,566
Balance as of December 31, 2020	$(39,598)	$10,869	$(28,729)

	Six Months Ended December 31, 2021
	Pension Plans and Postretirement Plan	Cumulative Translation Adjustments	Accumulated Other Comprehensive Loss
Balance as of June 30, 2021	$(45,425)	$15,153	$(30,272)
Other comprehensive loss before reclassifications	—	(3,932)	(3,932)
Amounts reclassified from accumulated other comprehensive loss (a)	1,020	—	1,020
Income tax benefit (expense)	(191)	743	552
Other comprehensive income (loss)	829	(3,189)	(2,360)
Balance as of December 31, 2021	$(44,596)	$11,964	$(32,632)

MADISON SQUARE GARDEN ENTERTAINMENT CORP.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
(Continued)

	Six Months Ended December 31, 2020
	Pension Plans and Postretirement Plan	Cumulative Translation Adjustments	Accumulated Other Comprehensive Loss
Balance as of June 30, 2020	$(38,767)	$(10,225)	$(48,992)
Other comprehensive income before reclassifications	—	25,834	25,834
Amounts reclassified from accumulated other comprehensive loss (a)	894	—	894
Income tax expense	(1,725)	(4,740)	(6,465)
Other comprehensive income (loss)	(831)	21,094	20,263
Balance as of December 31, 2020	$(39,598)	$10,869	$(28,729)
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
Income tax expense for the three months ended December 31, 2021 of $4,063 differs from income tax expense derived from applying the statutory federal rate of 21% to the pretax income primarily due to (i) tax expense of $2,910 related to nondeductible officers’ compensation and, (ii) state income tax expense of $3,107 primarily offset by (x) tax benefit of $1,378 resulting from a decrease in the valuation allowance, (y) tax benefit of $1,015 resulting from federal tax credits and (z) tax benefit of $577 related to noncontrolling interests.
Income tax benefit for the six months ended December 31, 2021 of $14,847 differs from income tax benefit derived from applying the statutory federal rate of 21% to the pretax loss primarily due to (i) tax expense of $9,048 to write off the deferred tax for certain transaction costs associated with the Merger, (ii) tax expense of $5,769 related to nondeductible officers’ compensation, partially offset by (w) state income tax benefit of $5,067, (x) tax benefit of $2,460 resulting from a decrease in the valuation allowance, (y) tax benefit of $1,987 resulting from a change in the estimated applicable tax rate used to measure deferred taxes and (z) tax benefit of $1,118 related to noncontrolling interests.
Income tax benefit for the three months ended December 31, 2020 of $298 differs from income tax benefits derived from applying the statutory federal rate of 21% to the pretax loss primarily due to (i) tax expense of $11,021 resulting from an increase in the valuation allowance, (ii) tax expense of $4,056 related to nondeductible officers’ compensation and (iii) tax expense of $891 relating to noncontrolling interests, partially offset by state income tax benefit of $3,531.
Income tax expense for the six months ended December 31, 2020 of $9,159 differs from income tax benefits derived from applying the statutory federal rate of 21% to the pretax loss primarily due to (i) tax expense of $18,561 resulting from an increase in the valuation allowance, (ii) tax expense of $6,921 resulting from a change in the estimated applicable tax rate used to measure deferred taxes, (iii) tax expense of $5,512 related to nondeductible officers’ compensation, and (iv) tax expense of $1,840 related to noncontrolling interests, partially offset by state income tax benefit of $5,267.
In assessing the realizability of deferred tax assets, management considers whether it is more likely than not that some portion of all of the deferred tax asset will not be realized. As of December 31, 2021, based on current facts and circumstances, management believes that it is more likely than not that the Company will not realize the benefit for a portion of its deferred tax asset. Accordingly, a partial valuation allowance has been recorded as of December 31, 2021. The Company will continue to assess the realizability of its deferred tax assets on a quarterly basis.

MADISON SQUARE GARDEN ENTERTAINMENT CORP.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
(Continued)
During the six months ended December 31, 2021 the Company received income tax refunds, net of payments, of $7,063. During the six months ended December 31, 2020, the Company made income tax payments (net) of $52,147.
Note 18. Related Party Transactions
As of December 31, 2021, members of the Dolan family including trusts for members of the Dolan family (collectively, the “Dolan Family Group”), for purposes of Section 13(d) of the Securities Exchange Act of 1934, as amended, collectively beneficially owned 100% of the Company’s outstanding Class B Common Stock and approximately 5.0% of the Company’s outstanding Class A Common Stock (inclusive of options exercisable within 60 days of the date hereof). Such shares of the Company’s Class A Common Stock and Class B Common Stock, collectively, represent approximately 72.6% of the aggregate voting power of the Company’s outstanding common stock. Members of the Dolan family are also the controlling stockholders of MSG Sports and AMC Networks Inc. (“AMC Networks”).
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
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
(Continued)
Further, the Company shares certain executive support costs, including office space, executive assistants, security and transportation costs, for (i) the Company’s Executive Chairman and Chief Executive Officer and the Company’s President with MSG Sports and (ii) the Company’s Vice Chairman with MSG Sports and AMC Networks.
The Company is a party to various aircraft arrangements. Pursuant to certain Aircraft Support Services Agreements (the “Support Agreements”), the Company provides certain aircraft support services to entities controlled by (i) James L. Dolan, the Company’s Executive Chairman, Chief Executive Officer and a director, (ii) Charles F. Dolan, a director, and certain of his children, who are siblings of James L. Dolan, specifically: Thomas C. Dolan (a director of the Company), Deborah Dolan-Sweeney, Patrick F. Dolan, Marianne Dolan Weber (a director of the Company), and Kathleen M. Dolan, and (iii) Patrick F. Dolan, the son of Charles F. Dolan and brother of James L. Dolan. The Aircraft Support Services Agreement with the entity controlled by James L. Dolan is no longer effective as of December 21, 2021.
The Company entered into reciprocal time sharing/dry lease agreements with each of (i) Quart 2C, LLC (“Q2C”), a company controlled by James L. Dolan and Kristin A. Dolan, his spouse and a director of the Company, and (ii) Charles F. Dolan and Sterling2k LLC (collectively, “CFD”), an entity owned and controlled by Deborah Dolan-Sweeney, the daughter of Charles F. Dolan and the sister of James L. Dolan, pursuant to which the Company has agreed from time to time to make its aircraft available to each of Q2C and CFD, and Q2C, and CFD have agreed from time to time to make their aircraft available to the Company. Pursuant to the terms of the agreements, Q2C and/or CFD may lease on a non-exclusive, “time sharing” basis, the certain Company aircraft. The reciprocal dry lease agreement between the Company and Q2C is no longer effective as of December 21, 2021.
The Company is also party to a dry lease agreement and a time sharing agreement with Brighid Air, LLC (“Brighid Air”), a company owned and controlled by Patrick F. Dolan, the son of Charles F. Dolan and the brother of James L. Dolan, pursuant to which Brighid Air has agreed from time to time to make its Bombardier BD100-1A10 Challenger 350 aircraft (the “Challenger”) available to the Company on a non-exclusive basis. In connection with the dry lease agreement, the Company also entered into a Flight Crew Services Agreement (the “Flight Crew Agreement”) with Dolan Family Office, LLC (“DFO”), an entity owned and controlled by Charles F. Dolan, pursuant to which the Company may utilize pilots employed by DFO for purposes of flying the Challenger when the Company is leasing that aircraft under the Company’s dry lease agreement with Brighid Air.
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
As of December 31, 2021 and June 30, 2021, BCE had $637 of notes payable with respect to a loan received by BCE from its noncontrolling interest holder. See Note 13 for further information.
The Company has also entered into certain commercial agreements with its equity method investment nonconsolidated affiliates in connection with MSG Sphere. For the six months ended December 31, 2021 and 2020, the Company recorded $36,741 and $20,742, respectively, of capital expenditures in connection with services provided to the Company under these agreements. As of December 31, 2021 and June 30, 2021, accrued capital expenditures associated with related parties were $20,606 and $6,921, respectively, and are reported under other accrued liabilities in the accompanying consolidated balance sheets.

MADISON SQUARE GARDEN ENTERTAINMENT CORP.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
(Continued)
Revenues and Operating Expenses (Credits)
The following table summarizes the composition and amounts of the transactions with the Company’s affiliates. These amounts are reflected in revenues and operating expenses in the accompanying consolidated statements of operations for the three and six months ended December 31, 2021 and 2020:

	Three Months Ended December 31,		Six Months Ended December 31,
	2021	2020	2021	2020
Revenues	$30,702	$4,638	$34,889	$7,461
Operating expenses (credits):
Direct operating — media rights fees	$40,813	$34,422	$81,258	$73,963
Direct operating — revenue sharing expenses	$1,131	$15	1,985	96
Direct operating — reimbursement under Arena License Arrangement	(6,125)	(351)	(6,465)	(1,241)
General and administrative with MSG Sports — net of TSA credits	(10,513)	(10,273)	(19,729)	(20,453)
Direct operating — origination, master control and technical services	1,208	1,184	2,416	2,368
Other operating expenses, net	987	(218)	3,109	(85)
Revenues
In connection with the Entertainment Distribution, the Company entered into Arena License Agreements with MSG Sports that, among other things, require the Knicks and the Rangers to play their home games at The Garden in exchange for fixed annual license fees scheduled to be paid monthly over the term of the agreements. The Company accounts for these license fees as operating lease revenue given that the Company provides MSG Sports with the right to direct the use of and obtain substantially all of the economic benefit from The Garden during Knicks and Rangers home games, as further detailed in Note 9, operating lease revenue is recognized on a straight-line basis over the lease term, adjusted pursuant to the terms of the Arena License Agreements. In the case of the Arena License Agreements, the lease terms relate to non-consecutive periods of use when MSG Sports uses The Garden for their professional sports teams’ home games, and operating lease revenue is therefore recognized ratably as events occur.
The Arena License Agreements provide that license fees are not required to be paid by MSG Sports during periods when The Garden is unavailable for use due to a force majeure event. As a result of government-mandated suspension of events at The Garden beginning in March 2020 through the first half of Fiscal Year 2021 due to the impact of the COVID-19 pandemic, The Garden was either not available for use by MSG Sports or available for Knicks home games without fans in attendance. The Knicks’2020-2021 pre/regular season began in December 2020 and the Company recorded $1,585 of operating lease revenue for this arrangement for the three and six months ended December 31, 2020. The Rangers resumed playing home games at The Garden in January 2021. The Company recorded $27,854 and $29,182 of revenues under the Arena License Agreements for the three and six months ended December 31, 2021, respectively.
In addition to the Arena License Agreements discussed above, the Company’s revenues from related parties primarily reflected sponsorship sales and service representation agreements with MSG Sports of $4,831 and $7,179 during the three and six months ended December 31, 2021, respectively and $2,441 and $4,646 during the three and six months ended December 31, 2020, respectively. The Company also earned sublease revenue from related parties of $611 and $1,222 during the three and six months ended December 31, 2021, respectively and $611 and $1,223 during the three and six months ended December 31, 2020, respectively. These related party revenues were partially offset by approximately $3,002 and $3,126 of merchandise revenue sharing with MSG Sports during the three and six months ended December 31, 2021, respectively.

MADISON SQUARE GARDEN ENTERTAINMENT CORP.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
(Continued)
Media Rights Fees
MSG Networks’ media rights agreements with MSG Sports, effective as of July 1, 2015, provide the MSG Networks segment with the exclusive media rights to Knicks and Rangers games in their local markets.
Revenue Sharing Expenses
In connection with the Entertainment Distribution, revenue sharing expenses include MSG Sports’ share of the Company’s suite license arrangements and certain venue signage agreements entered into by the Company, as well as profit sharing expenses related to in-venue food and beverage sales in connection with the Arena License Agreements.
General and Administrative with MSG Sports — Net of TSA Credits
The Company’s corporate overhead expenses that are charged to MSG Sports are primarily related to centralized functions, including information technology, accounting, accounts payable, payroll, tax, legal, human resources, insurance and risk management, investor relations, corporate communications, benefit plan administration and reporting, and internal audit.
General and administrative operating expenses with MSG Sports, net of TSA credits included in the table above primarily reflect charges from the Company to MSG Sports pursuant to the TSA of $10,513 and $19,729 for the three and six months ended December 31, 2021, respectively, and $10,273 and $20,452 for the three and six months ended December 31, 2020, respectively.
Direct Operating — Origination, Master Control and Technical Services
AMC Networks provides certain origination, master control, and technical services to the MSG Networks segment.
Other Operating Expenses, net
The Company and its related parties enter into transactions with each other in the ordinary course of business. Amounts charged to the Company for other transactions with its related parties are net of amounts charged by the Company to the Knickerbocker Group, LLC, an entity owned by James L. Dolan, the Executive Chairman, Chief Executive Officer and a director of the Company, for office space and the cost of certain technology services. In addition, other operating expenses include net charges relating to (i) reciprocal aircraft arrangements between the Company and each of Q2C and CFD, (ii) time sharing and/or dry lease agreements with MSG Sports, AMC Networks and Brighid Air and (iii) commission under the group ticket sales representation agreement with MSG Sports. The reciprocal aircraft arrangement between the Company and Q2C and the related aircraft support services arrangement between them was no longer effective as of December 21, 2021.
Note 19. Segment Information
The Company is comprised of three reportable segments: Entertainment, MSG Networks and Tao Group Hospitality. In determining its reportable segments, the Company assessed the guidance of ASC 280-10-50-1, which provides the definition of a reportable segment. In accordance with the FASB’s guidance, the Company takes into account whether two or more operating segments can be aggregated together as one reportable segment as well as the type of discrete financial information that is available and regularly reviewed by its Chief Operating Decision Maker (“CODM”). The Company has evaluated this guidance and determined that there are three reportable segments. In addition, the Company incurs non-capitalizable content development and technology costs associated with the Company’s MSG Sphere initiative, which are reported in “Entertainment.” In addition to event-related operating expenses, Entertainment also includes other expenses such as (a) corporate and supporting department operating costs that are attributable to MSG Sphere development and (b) non-event related operating expenses for the Company’s venues such as (i) rent for the Company’s leased venues, (ii) real estate taxes, (iii) insurance, (iv) utilities, (v) repairs and maintenance, (vi) labor related to the overall management of the venues, and (vii) depreciation and amortization expense related to the Company’s performance venues and certain corporate property, equipment and leasehold improvements. Additionally, the Company does not allocate any purchase accounting adjustments related to business acquisitions to the reporting segments.

MADISON SQUARE GARDEN ENTERTAINMENT CORP.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
(Continued)
The Company evaluates segment performance based on several factors, of which the key financial measure is operating income (loss) before (i) adjustments to remove the impact of non-cash straight-line leasing revenue associated with the Arena License Agreements with MSG Sports, (ii) depreciation, amortization and impairments of property and equipment, goodwill and intangible assets, (iii) amortization for capitalized cloud computing arrangement costs, (iv) share-based compensation expense or benefit, (v) restructuring charges or credits, (vi) merger and acquisition-related costs, including litigation expenses, (vii) gains or losses on sales or dispositions of businesses and associated settlements, and (viii) the impact of purchase accounting adjustments related to business acquisitions, which is referred to as adjusted operating income (loss), a non-GAAP measure. Because it is based upon operating income (loss), adjusted operating income (loss) also excludes interest expense (including cash interest expense) and other non-operating income and expense items. Management believes that the exclusion of share-based compensation expense or benefit allows investors to better track the performance of the various operating units of the Company’s business without regard to the settlement of an obligation that is not expected to be made in cash. In addition, the Company believes that given the length of the Arena License Agreements and resulting magnitude of the difference in leasing revenue recognized and cash revenue received, the exclusion of non-cash leasing revenue provides investors with a clearer picture of the Company's operating performance. We eliminate merger and acquisition-related costs because the Company does not consider such costs to be indicative of the ongoing operating performance of the Company as they result from an event that is of a non-recurring nature, thereby enhancing comparability.
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

MADISON SQUARE GARDEN ENTERTAINMENT CORP.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
(Continued)

		Three Months Ended December 31, 2021
		Entertainment	MSG Networks	Tao Group Hospitality	Purchase accounting adjustments	Inter-segment eliminations	Total
Revenues		$247,610	$159,981	$117,086	$—	$(8,238)	$516,439
Direct operating expenses		147,343	85,924	60,880	3,038	(927)	296,258
Selling, general and administrative expenses		91,516	37,192	40,685	—	(7,116)	162,277
Depreciation and amortization		19,024	1,756	6,243	3,510	—	30,533
Impairment and other (gains) loss, net		—	—	(7,443)	(536)	—	(7,979)
Operating income (loss)		$(10,273)	$35,109	$16,721	$(6,012)	$(195)	$35,350
Loss in equity method investments							(1,774)
Interest income							773
Interest expense							(8,167)
Miscellaneous expense, net	(a)						(17,100)
Income from operations before income taxes							$9,082
Reconciliation of operating loss to adjusted operating income (loss):
Operating income (loss)		$(10,273)	$35,109	$16,721	$(6,012)	$(195)	$35,350
Add back:
Non-cash portion of arena license fees from MSG Sports		(11,346)	—	—	—	—	(11,346)
Share-based compensation		16,155	6,058	1,958	—	—	24,171
Depreciation and amortization		19,024	1,756	6,243	3,510	—	30,533
Amortization for capitalized cloud computing costs		(34)	44	—	—	—	10
Merger and acquisition related costs		1,456	875	—	—	—	2,331
Impairment and other (gains) loss, net		—	—	(7,443)	(536)	—	(7,979)
Other purchase accounting adjustments		—	—	—	3,038	—	3,038
Adjusted operating income (loss)		$14,982	$43,842	$17,479	$—	$(195)	$76,108
Other information:
Capital expenditures		$166,218	$600	$8,987	$—	$—	$175,805

MADISON SQUARE GARDEN ENTERTAINMENT CORP.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
(Continued)

		Three Months Ended December 31, 2020
		Entertainment	MSG Networks	Tao Group Hospitality	Purchase accounting adjustments	Inter-segment eliminations	Total
Revenues		$12,669	$146,239	$10,491	$—	$(647)	$168,752
Direct operating expenses		23,409	57,033	10,980	924	151	92,497
Selling, general and administrative expenses		65,730	21,692	9,131	—	(535)	96,018
Depreciation and amortization		19,246	1,802	1,563	3,066	—	25,677
Restructuring charges		1,372	—	—	—	—	1,372
Operating income (loss)		$(97,088)	$65,712	$(11,183)	$(3,990)	$(263)	$(46,812)
Loss in equity method investments							(1,568)
Interest income							837
Interest expense							(5,262)
Miscellaneous expense, net	(a)						(7,568)
Loss from operations before income taxes							$(60,373)
Reconciliation of operating loss to adjusted operating income (loss):
Operating income (loss)		$(97,088)	$65,712	$(11,183)	$(3,990)	$(263)	$(46,812)
Add back:
Non-cash portion of arena license fees from MSG Sports		(1,176)	—	—	—	—	(1,176)
Share-based compensation		22,374	6,266	1,188	—	—	29,828
Depreciation and amortization		19,246	1,802	1,563	3,066	—	25,677
Restructuring charges		1,372	—	—	—	—	1,372
Other purchase accounting adjustments		—	—	—	924	—	924
Adjusted operating income (loss)		$(55,272)	$73,780	$(8,432)	$—	$(263)	$9,813
Other information:
Capital expenditures		$106,945	$792	$293	$—	$—	$108,030

MADISON SQUARE GARDEN ENTERTAINMENT CORP.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
(Continued)

		Six Months Ended December 31, 2021
		Entertainment	MSG Networks	Tao Group Hospitality	Purchase accounting adjustments	Inter-segment eliminations	Total
Revenues		$281,849	$301,454	$236,550	$—	$(8,904)	$810,949
Direct operating expenses		183,645	154,347	121,973	3,123	(1,069)	462,019
Selling, general and administrative expenses		184,478	85,167	74,779	—	(7,308)	337,116
Depreciation and amortization		38,680	3,553	12,621	5,109	—	59,963
Impairment and other (gains) loss, net		—	—	375	(536)	—	(161)
Operating income (loss)		$(124,954)	$58,387	$26,802	$(7,696)	$(527)	$(47,988)
Loss in equity method investments							(2,981)
Interest income							1,548
Interest expense							(17,415)
Miscellaneous expense, net	(a)						(19,647)
Loss from operations before income taxes							$(86,483)
Reconciliation of operating loss to adjusted operating income (loss):
Operating income (loss)		$(124,954)	$58,387	$26,802	$(7,696)	$(527)	$(47,988)
Add back:
Non-cash portion of arena license fees from MSG Sports		(11,889)	—	—	—	—	(11,889)
Share-based compensation		26,298	13,532	3,869	—	—	43,699
Depreciation and amortization		38,680	3,553	12,621	5,109	—	59,963
Amortization for capitalized cloud computing costs		7	88	—	—	—	95
Merger and acquisition related costs		15,448	24,075	—	—	—	39,523
Impairment and other (gains) loss, net		—	—	375	(536)	—	(161)
Restructuring charges		—	—	—	—	—	—
Other purchase accounting adjustments		—	—	—	3,123	—	3,123
Adjusted operating income (loss)		$(56,410)	$99,635	$43,667	$—	$(527)	$86,365
Other information:
Capital expenditures		$299,756	$2,049	$11,271	$—	$—	$313,076

MADISON SQUARE GARDEN ENTERTAINMENT CORP.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
(Continued)

		Six Months Ended December 31, 2020
		Entertainment	MSG Networks	Tao Group Hospitality	Purchase accounting adjustments	Inter-segment eliminations	Total
Revenues		$20,224	$303,602	$17,712	$—	$(2,240)	$339,298
Direct operating expenses		47,024	122,105	20,808	1,848	(57)	191,728
Selling, general and administrative expenses		118,380	44,219	16,734	—	(1,658)	177,675
Depreciation and amortization		41,260	3,630	2,609	6,588	—	54,087
Restructuring charges		21,299	—	—	—	—	21,299
Operating income (loss)		$(207,739)	$133,648	$(22,439)	$(8,436)	$(525)	$(105,491)
Loss in equity method investments							(3,264)
Interest income							1,609
Interest expense							(10,535)
Miscellaneous income, net	(a)						26,449
Loss from operations before income taxes							$(91,232)
Reconciliation of operating loss to adjusted operating income (loss):
Operating income (loss)		$(207,739)	$133,648	$(22,439)	$(8,436)	$(525)	$(105,491)
Add back:
Non-cash portion of arena license fees from MSG Sports		(1,176)	—	—	—	—	(1,176)
Share-based compensation		32,807	10,893	2,284	—	—	45,984
Depreciation and amortization		41,260	3,630	2,609	6,588	—	54,087
Impairment and other (gains) loss, net		—	—	—	—	—	—
Restructuring charges		21,299	—	—	—	—	21,299
Other purchase accounting adjustments		—	—	—	1,848	—	1,848
Adjusted operating income (loss)		$(113,549)	$148,171	$(17,546)	$—	$(525)	$16,551
Other information:
Capital expenditures		$218,344	$2,533	$952	$—	$—	$221,829

MADISON SQUARE GARDEN ENTERTAINMENT CORP.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
(Continued)
_________________
(a)Miscellaneous income (expense), net includes the following:

	Three Months Ended		Six Months Ended
	December 31,		December 31,
	2021	2020	2021	2020
Unrealized gain (loss) on equity investments with readily determinable fair value, see Note 7 for further details.	$(17,155)	$(7,227)	$(19,615)	$26,431
Non-service cost components of net periodic pension and postretirement benefit costs	(8)	(28)	(16)	(119)
Others, net	63	(313)	(16)	137
Total	$(17,100)	$(7,568)	$(19,647)	$26,449
Concentration of Risk
Substantially all revenues and assets of the Company’s reportable segments are attributed to or located in the United States. A majority of the Company’s revenue and assets are concentrated in the New York City metropolitan area.
Accounts receivable, net on the accompanying consolidated balance sheets as of December 31, 2021 and June 30, 2021 include amounts due from the following individual customers, all derived from the MSG Networks segment, which accounted for the noted percentages of the gross balance:

	December 31, 2021	June 30, 2021
Customer A (a)	15%	1%
Customer B	14%	15%
Customer C	13%	17%
Customer D	10%	16%
_________________
(a) A receivable from Customer A as of December 31,2021 is primarily due to timing of cash receipts.
Revenues in the accompanying consolidated statements of operations for the three and six months ended December 31, 2021 and 2020 include amounts from the following individual customers, which accounted for the noted percentages of the total:

	Three Months Ended		Six Months Ended
	December 31, 2021	December 31, 2020	December 31, 2021	December 31, 2020
Customer 1	9%	24%	11%	25%
Customer 2	8%	24%	10%	24%
The accompanying consolidated balance sheets as of December 31, 2021 and June 30, 2021 include the following approximate amounts that are recorded in connection with the Company’s license agreement with the New Jersey Devils:

	December 31, 2021	June 30, 2021
Prepaid expenses	$3,200	$1,400
Other current assets	3,000	3,700
Other assets	30,100	31,100
	$36,300	$36,200

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations
This Management’s Discussion and Analysis of Financial Condition and Results of Operations (“MD&A”) contains forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. In this MD&A, there are statements concerning the future operating and future financial performance of Madison Square Garden Entertainment Corp. and its direct and indirect subsidiaries (collectively, “we,” “us,” “our,” “MSG Entertainment,” or the “Company”), including the impact of the COVID-19 pandemic and COVID-19 variants on our future operations, our ability to realize the benefits of the Merger with MSG Networks, the timing and costs of new venue construction, our expansion plan for Tao Group Hospitality, and the status of the non-carriage of MSG Networks by Comcast Corporation (“Comcast”). Words such as “expects,” “anticipates,” “believes,” “estimates,” “may,” “will,” “should,” “could,” “potential,” “continue,” “intends,” “plans,” and similar words and terms used in the discussion of future operating and future financial performance identify forward-looking statements. Investors are cautioned that such forward-looking statements are not guarantees of future performance, results or events and involve risks and uncertainties and that actual results or developments may differ materially from the forward-looking statements as a result of various factors. Factors that may cause such differences to occur include, but are not limited to:
•our ability to effectively manage the impacts of the COVID-19 pandemic (including COVID-19 variants) as well as the actions taken in response by governmental authorities and certain professional sports leagues, including ensuring compliance with rules and regulations imposed upon our venues as they are permitted to continue to operate;
•the effect of any show postponements or cancellations by third-parties or the Company as a result of the COVID-19 pandemic due to operational challenges and other health and safety concerns (such as the partial cancellation of the 2021 production of the Christmas Spectacular);
•the extent to which attendance at our venues may be impacted by government actions, continuing health concerns by potential attendees and reduced tourism;
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
•the level of our revenues, which depends in part on the popularity of the Christmas Spectacular, the sports teams whose games are played at The Garden and broadcast on our networks, the appeal of our Tao Group Hospitality venues, and other events which are presented in our venues or broadcast on our networks;
•the demand for MSG Networks programming among cable, satellite, telephone and other platforms (“Distributors”) and the subscribers thereto, and our ability to enter into and renew affiliation agreements with Distributors, or to do so on favorable terms, as well as the impact of consolidation among Distributors;
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
•our internal control environment, remediation of the material weakness, and our ability to identify any future material weaknesses;
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
•lack of operating history as an operating company and costs associated with being an independent public company; and
•the additional factors described under “Risk Factors” in the Company’s Annual Report on Form 10-K for the year ended June 30, 2021, as amended by the Company’s Annual Report on Form 10-K/A filed on February 9, 2022 (the “Form 10-K”).
We disclaim any obligation to update or revise the forward-looking statements contained herein, except as otherwise required by applicable federal securities laws.
All dollar amounts included in the following MD&A are presented in thousands, except as otherwise noted.
Introduction
This MD&A is provided as a supplement to, and should be read in conjunction with, the Company’s unaudited financial statements and accompanying notes thereto included in this Quarterly Report on Form 10-Q, as well as the Form 10-K to help provide an understanding of our financial condition, changes in financial condition and results of operations. Unless the context otherwise requires, all references to “we,” “us,” “our,” “MSG Entertainment,” or the “Company” refer collectively to Madison Square Garden Entertainment Corp., a holding company, and its direct and indirect subsidiaries through which substantially all of our operations are conducted. Through the period ended April 17, 2020, the Company operated and reported financial information as one reportable segment. Following the Entertainment Distribution on April 17, 2020 and the Merger on July 9, 2021, the Company has three segments (the Entertainment business, the Tao Group Hospitality business, and the MSG Networks business). See Note 19 to the consolidated financial statements included in “— Item 1. Financial Statements” of this Quarterly Report on Form 10-Q for further discussion of the Company’s segment reporting.
This MD&A is organized as follows:
Business Overview. This section provides a general description of our business, as well as other matters that we believe are important in understanding our results of operations and financial condition and in anticipating future trends.
Results of Operations. This section provides an analysis of our unaudited results of operations for the three and six months ended December 31, 2021 and 2020 on both a consolidated basis and a segment basis.
Liquidity and Capital Resources. This section provides a discussion of our financial condition and liquidity, an analysis of our cash flows for the six months ended December 31, 2021 and 2020, as well as certain contractual obligations and off-balance sheet arrangements.
Seasonality of Our Business. This section discusses the seasonal performance of our Entertainment segment.
Recently Issued Accounting Pronouncements and Critical Accounting Policies. This section discusses accounting pronouncements that have been adopted by the Company, recently issued accounting pronouncements not yet adopted by the Company, as well as the results of the Company’s annual impairment testing of goodwill and identifiable indefinite-lived intangible assets performed during the first quarter of Fiscal Year 2022. This section should be read together with our critical accounting policies, which are discussed in our Form 10-K under “Item. 7. Management's Discussion and Analysis of Financial Condition and Results of Operations — Recently Issued Accounting Pronouncements and Critical Accounting Policies — Critical Accounting Policies” and in the notes to the consolidated financial statements of the Company included therein.
Business Overview
The Company is a leader in live experiences comprised of iconic venues; marquee entertainment brands; regional sports and entertainment networks; popular dining and nightlife offerings; and a premier music festival that, together, entertain millions of guests each year. The Company’s portfolio of venues includes: The Garden, Hulu Theater at Madison Square Garden, Radio City Music Hall, the Beacon Theatre and The Chicago Theatre. In addition, the Company unveiled its vision for state-of-the-art venues, called MSG Sphere, and is currently building its first such venue in Las Vegas. The Company also includes the original production, the Christmas Spectacular, as well as BCE, the entertainment production company that owns and operates the Boston Calling Music Festival. MSG Networks produces, develops and acquires content for multiple distribution platforms, including content originating from the Company’s venues, and is comprised of the Company’s regional sports and entertainment networks, MSG Network and MSG+, a companion streaming app, MSG GO, and other digital properties. Tao Group Hospitality is a hospitality group with globally-recognized entertainment dining and nightlife brands.

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
Factors Affecting Results of Operations
Impact of the COVID-19 Pandemic on Our Business
The Company’s operations and operating results have been, and continue to be, materially impacted by the COVID-19 pandemic (including COVID-19 variants) and actions taken in response by governmental authorities and certain professional sports leagues. For the majority of Fiscal Year 2021, substantially all of the Entertainment business operations were suspended, MSG Networks aired substantially fewer games and Tao Group Hospitality was operating at significantly reduced capacity and demand. While operations have resumed, it is not clear when we will fully return to normal operations.
As a result of government-mandated assembly limitations and closures, all of our performance venues were closed beginning in March 2020. Use of The Garden resumed for Knicks and Rangers home games without fans in December 2020 and January 2021, respectively, and was available at 10% seating capacity from February through May 2021 with certain safety protocols and social distancing. Beginning in May 2021, all of our New York performance venues were permitted to host guests at full capacity, subject to certain restrictions, and effective June 2021, The Chicago Theatre was permitted to host events without restrictions. Effective August 17, 2021, all workers and customers in New York City indoor dining, indoor fitness and indoor entertainment facilities, including our venues, were subject to certain vaccination requirements. Following updated regulations, effective January 3, 2022 for the Chicago Theatre, and January 29, 2022 for our New York venues, all guests five and older, as well as employees, are required to provide proof that they have received two doses of a two-shot COVID-19 vaccine or one dose of a single-shot vaccine (although specific performers may require enhanced protocols). Children under age 5 can attend events with a vaccinated adult, but ages 2 to 4 need to wear a mask while inside our venues. In addition, effective August 20, 2021 and continuing, masks are required for all individuals in indoor public spaces in Chicago, including our venues.
For Fiscal Year 2021, the majority of ticketed events at our venues were postponed or cancelled. For the six months ended December 31, 2021 and as of this date, live events have been permitted to be held at all of our performance venues and we are continuing to host and book new events. As a result of an increase in cases of a COVID-19 variant, select bookings were postponed or cancelled at our performance venues in the second quarter of Fiscal Year 2022. Variants of COVID-19 that arise in the future may result in additional postponements or cancellations of bookings at our performance venues.

The impact of the COVID-19 pandemic on our operations also included (i) the partial cancellation of the 2021 production of the Christmas Spectacular, (ii) the cancellation of the 2020 production of the Christmas Spectacular, and (iii) the cancellation of both the 2020 and 2021 Boston Calling Music Festivals.
The Company has long-term arena license agreements (the “Arena License Agreements”) with MSG Sports that require the Knicks and Rangers to play their home games at The Garden. Under the Arena License Agreements, the Knicks and the Rangers pay an annual license fee in connection with their respective use of The Garden. The teams are not required to pay the license fee during a period in which The Garden is unavailable for home games due to a force majeure event (including when events at The Garden were suspended by government mandate as a result of the COVID-19 pandemic). As a result, we did not receive any license fee payments under the Arena License Agreements from the period following the Entertainment Distribution through November 2020. On July 1, 2021, the Knicks and Rangers began paying the full amounts provided for under their respective Arena License Agreements and full 82-game regular seasons for the 2021-22 NBA and NHL seasons are scheduled. See “Item. 7. Management's Discussion and Analysis of Financial Condition and Results of Operations — Revenue Sources — Entertainment — Venue License Fees” on the Company’s Form 10-K and Note 9 to the consolidated financial statements included in “— Item 1. Financial Statements” of this Quarterly Report on Form 10-Q for further information on revenue recognition under the Arena License Agreements.
As a result of the COVID-19 pandemic and league and government actions relating thereto, MSG Networks aired substantially fewer NBA and NHL telecasts during Fiscal Year 2021, as compared with Fiscal Year 2019 (the last full fiscal year not impacted by COVID-19), and consequently experienced a decrease in revenues, including a material decrease in advertising revenue. The absence of live sports games also resulted in a decrease in certain MSG Networks expenses, including rights fees, variable production expenses, and advertising sales commissions. MSG Networks has resumed airing full regular season telecast schedules for its five professional teams across both the NBA and NHL, and, as a result, our advertising revenue and certain operating expenses, including rights fees expense, reflect the same.
Disruptions caused by the COVID-19 pandemic had a significant and negative impact on Tao Group Hospitality’s operations and financial performance for Fiscal Year 2021. Due to government actions taken in response to the COVID-19 pandemic, virtually all of Tao Group Hospitality’s venues were closed for approximately three months starting in March 2020. Additionally, three venues were permanently closed. Throughout Fiscal Year 2021, Tao Group Hospitality conducted limited operations at certain venues, subject to significant regulatory requirements, including capacity limits, curfews and social distancing requirements for outdoor and indoor dining. Tao Group Hospitality’s operations fluctuated throughout Fiscal Year 2021 and during the first two quarters of Fiscal Year 2022 as certain markets lifted restrictions, imposed restrictions, and changed operational requirements over time. Following updated regulations applicable to indoor dining facilities and entertainment venues, effective January 3, 2022 for Chicago, and January 29, 2022 for New York, all guests five and older, as well as employees, are required to provide proof that they have received two doses of a two-shot COVID-19 vaccine or one dose of a single-shot vaccine. In addition, certain jurisdictions have reinstated safety protocols, such as mask mandates in Nevada and Chicago, but Tao Group Hospitality is continuing to operate without capacity restrictions in domestic and key international markets.
It is unclear how long and to what extent COVID-19 concerns, including with respect to new variants, will continue to impact government and league-mandated capacity restrictions or vaccination/mask requirements, the use of and/or demand for our entertainment and dining and nightlife venues, demand for our sponsorship and advertising assets, deter our employees and vendors from working at our venues (which may lead to difficulties in staffing) or otherwise materially impact our operations.
As a result of the material impact COVID-19 had on our revenues during Fiscal Year 2021, we took several actions to improve our financial flexibility, reduce operating costs and preserve liquidity, including (i) revising our construction schedule for MSG Sphere (which has an anticipated opening date in the second half of calendar year 2023), (ii) making significant cuts in both Entertainment and Tao Group Hospitality venue and corporate headcounts, and (iii) having our wholly-owned subsidiary, MSG National Properties, LLC (“MSG National Properties”) enter into a five-year $650,000 senior secured term loan facility (“National Properties Term Loan Facility”). See Note 13 to the consolidated financial statements included in “— Item 1. Financial Statements” of this Quarterly Report on Form 10-Q for further details on the National Properties Term Loan Facility.
In August 2020, Tao Group Hospitality entered into an amendment to the Tao Senior Credit Agreement, which suspended certain financial covenants through December 31, 2021 and increased the minimum liquidity requirement. As of January 1, 2022, such financial maintenance and restrictive covenant suspensions are no longer in effect. In addition, in connection with the amendment, our wholly-owned subsidiary MSG Entertainment Group, LLC (“MSG Entertainment Group”) entered into a guarantee agreement, which also included a minimum liquidity requirement for MSG Entertainment Group. See Note 13 to the consolidated financial statements included in “— Item 1. Financial Statements” of this Quarterly Report on Form 10-Q for more information regarding the amendment to the Tao Senior Credit Agreement. Tao Group Hospitality may need to seek covenant waivers in the future. Tao Group Hospitality’s failure to obtain debt covenant waivers could trigger a violation of these covenants and lead to default, acceleration of all of its outstanding debt and a demand for payment under the guarantee of MSG Entertainment Group, which would negatively impact the liquidity of Tao Group Hospitality and the Company.
The Company is building its first MSG Sphere in Las Vegas. This is a complex construction project with cutting-edge technology, which relies on subcontractors obtaining components from a variety of sources around the world. In April 2020, the Company announced that it was suspending construction of MSG Sphere due to COVID-19 related factors that were outside of its control, including supply chain issues. As the ongoing effects of the pandemic continued to impact its business operations, in August 2020, the Company disclosed that it had resumed full construction with a lengthened timetable to better preserve cash through the COVID-19 pandemic. The Company remains committed to bringing MSG Sphere to Las Vegas and expects to open the venue in the second half of calendar year 2023.
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
For more information about the risks to the Company as a result of the COVID-19 pandemic and its impact on our operating results, see “Part I — Item 1A. Risk Factors — General Risk Factors — Our Operations and Operating Results Have Been, and Continue to be, Materially Impacted by the COVID-19 Pandemic and Actions Taken in Response by Governmental Authorities and Certain Professional Sports Leagues.” of the Form 10-K.
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
Consolidated Results of Operations
Comparison of the Three and Six Months Ended December 31, 2021 versus the Three and Six Months Ended December 31, 2020
The table below sets forth, for the periods presented, certain historical financial information.

	Three Months Ended
	December 31,		Change (a)
	2021	2020	Amount	Percentage
Revenues	$516,439	$168,752	$347,687	NM

Direct operating expenses	296,258	92,497	203,761	NM
Selling, general and administrative expenses	162,277	96,018	66,259	69%
Depreciation and amortization	30,533	25,677	4,856	19%
Impairment and other (gains) loss, net	(7,979)	—	(7,979)	NM
Restructuring charges	—	1,372	(1,372)	NM
Operating income (loss)	35,350	(46,812)	82,162	NM
Other expense:
Loss in equity method investments	(1,774)	(1,568)	(206)	13%
Interest expense, net (a)	(7,394)	(4,425)	(2,969)	(67)%
Miscellaneous expense, net	(17,100)	(7,568)	(9,532)	(126)%
Income (loss) from operations before income taxes	9,082	(60,373)	69,455	NM
Income tax benefit (expense)	(4,063)	298	(4,361)	NM
Net income (loss)	5,019	(60,075)	65,094	NM
Less: Net income (loss) attributable to redeemable noncontrolling interests	2,642	(3,342)	5,984	NM
Less: Net income (loss) attributable to nonredeemable noncontrolling interests	106	(902)	1,008	NM
Net income (loss) attributable to Madison Square Garden Entertainment Corp.’s stockholders	$2,271	$(55,831)	$58,102	NM

	Six Months Ended
	December 31,		Change
	2021	2020	Amount	Percentage
Revenues	$810,949	$339,298	$471,651	139%

Direct operating expenses	462,019	191,728	270,291	141%
Selling, general and administrative expenses	337,116	177,675	159,441	90%
Depreciation and amortization	59,963	54,087	5,876	11%
Impairment and other (gains) loss, net	(161)	—	(161)	NM
Restructuring charges	—	21,299	(21,299)	NM
Operating loss	(47,988)	(105,491)	57,503	55%
Other income (expense):
Loss in equity method investments	(2,981)	(3,264)	283	9%
Interest expense, net (a)	(15,867)	(8,926)	(6,941)	(78)%
Miscellaneous income (expense), net	(19,647)	26,449	(46,096)	NM
Loss from operations before income taxes	(86,483)	(91,232)	4,749	5%
Income tax benefit (expense)	14,847	(9,159)	24,006	NM
Net loss	(71,636)	(100,391)	28,755	29%
Less: Net income (loss) attributable to redeemable noncontrolling interests	4,854	(7,231)	12,085	NM
Less: Net income (loss) attributable to nonredeemable noncontrolling interests	471	(1,532)	2,003	NM
Net loss attributable to Madison Square Garden Entertainment Corp.’s stockholders	$(76,961)	$(91,628)	$14,667	16%
_________________
(a)As disclosed on the Company’s Form 10-K/A filed on February 9, 2022 for the Fiscal Year 2021, the Company determined that the application of ASC Topic 835-20 (Capitalization of Interest) required that a portion of the interest incurred under the Company’s credit facilities should have been capitalized during the periods that the Company had been capitalizing costs related to MSG Sphere at the Venetian (the “accounting error”), which capitalization of such costs began in 2017. As a result, the previously reported consolidated statements of operation of the Company for the three and six months ended December 31, 2020 have been revised to correct this immaterial accounting error by decreasing the Company’s previously reported interest expense by $7,566 and $7,911, respectively.
NM — Absolute percentages greater than 200% and comparisons from positive to negative values or to zero values are considered not meaningful.
Factors Affecting Results of Operations
For the three and six months ended December 31, 2021 and 2020, the Company’s operations and operating results were materially impacted by the COVID-19 pandemic and actions taken in response by governmental authorities. See “— Introduction — Factors Affecting Results of Operations — Impact of the COVID-19 Pandemic on Our Business” for more information. Also, see “ — Factors Affecting Results of Operations” under Business Segment Results for more information surrounding the factors affecting comparability of each business segment’s results.
Depreciation and amortization
Depreciation and amortization for the three months ended December 31, 2021 was $30,533 as compared to $25,677 in the prior year period, an increase of $4,856, or 19% primarily due to the acquisition of Hakkasan in April 2021. For the six months ended December 31, 2021, depreciation and amortization was $59,963 as compared to $54,087 in the prior year period, an increase of $5,876, or 11% primarily due to the acquisition of Hakkasan in April 2021, partially offset by lower depreciation expense due to certain assets in The Garden being fully depreciated and amortized and disposal of certain assets in the prior year period.

Impairment and other (gains) loss, net
For the three months ended December 31, 2021, impairment and other (gains) loss of $7,979 principally reflects gains from extinguishments and modification of lease liabilities in the Tao Group Hospitality segment associated with certain Hakkasan venues and a gain on disposal of one of the Hakkasan venues.
The following is a summary of changes in operating income (loss) by segment for the three and six months ended December 31, 2021 as compared to the prior year period.

For the Three Months Ended December 31, 2021
Changes attributable to	Operating income (loss)
Entertainment segment (a)	$86,815
MSG Networks segment (a)	(30,603)
Tao Group Hospitality segment (a)	27,904
Purchase accounting adjustments	(2,022)
Inter-segment eliminations	68
MSG Entertainment Corp. total	$82,162

For the Six Months Ended December 31, 2021
Changes attributable to	Operating income (loss)
Entertainment segment (a)	$82,785
MSG Networks segment (a)	(75,261)
Tao Group Hospitality segment (a)	49,241
Purchase accounting adjustments	740
Inter-segment eliminations	(2)
MSG Entertainment Corp. total	$57,503
_________________
(a)See “Business Segment Results” for a more detailed discussion of the operating results of our segments.
Interest expense, net
Net interest expense was $7,394 for the three months ended December 31, 2021, as compared to $4,425 in the prior year period, a net increase of $2,969, or 67%. The increase was primarily due to the entry into the National Properties Term Loan Facility on November 12, 2020, which resulted in an increase of interest expense of approximately $5,990. The increase was partially offset by higher interest capitalization related to construction of approximately $3,000. The Company capitalized $10,600 of interest for the three months ended December 31, 2021 as compared to $7,566 in the prior year period.
For the six months ended December 31, 2021, net interest expense was $15,867 as compared to $8,926 in the prior year period, a net increase of net interest expense of $6,941 or 78%. The increase was primarily due to the entry into the National Properties Term Loan Facility on November 12, 2020, which resulted in an increase of interest expense by approximately $19,260. The increase was partially offset by higher interest capitalization related to construction of approximately $12,030. The Company capitalized $19,926 of interest for the six months ended December 31, 2021 as compared to $7,911 in the prior year period.
Miscellaneous income (expense), net
Net miscellaneous expense for the three months ended December 31, 2021 was $17,100, as compared to $7,568 in the prior year period, an increase of $9,532, or 126%, primarily due to an increase in unrealized loss of $7,005 associated with the Company’s investment in DraftKings Inc. (“DraftKings”), for, which the Company recorded an unrealized loss of $17,989 for the three months ended December 31, 2021 as compared to an unrealized loss of $10,984 in the prior year period.
For the six months ended December 31, 2021, net miscellaneous expense was $19,647 as compared to net miscellaneous income of 26,449, a decrease of $46,096, primarily due to the unrealized loss associated with the investment in DraftKings of $21,476 for the six months ended December 31, 2021 as compared to an unrealized gain of $22,064 in the prior year period.

Income taxes
See Note 17 to the consolidated financial statements included in “— Item 1. Financial Statements” of this Quarterly Report on Form 10-Q for discussions of the Company’s income taxes.
Adjusted operating income
The following are the reconciliations of operating income (loss) to adjusted operating income for the three and six months ended December 31, 2021 as compared to the prior year period:

	Three Months Ended
	December 31,		Change
	2021	2020	Amount	Percentage
Operating income (loss)	$35,350	$(46,812)	$82,162	NM
Non-cash portion of arena license fees from MSG Sports	(11,346)	(1,176)
Share-based compensation	24,171	29,828
Depreciation and amortization (a)	30,533	25,677
Amortization for capitalized cloud computing costs	10	—
Merger and acquisition related costs	2,331	—
Impairment and other (gains) loss, net	(7,979)	—
Restructuring charges	—	1,372
Other purchase accounting adjustments	3,038	924
Adjusted operating income	$76,108	$9,813	$66,295	NM

	Six Months Ended
	December 31,		Change
	2021	2020	Amount	Percentage
Operating loss	$(47,988)	$(105,491)	$57,503	55%
Non-cash portion of arena license fees from MSG Sports	(11,889)	(1,176)
Share-based compensation	43,699	45,984
Depreciation and amortization (a)	59,963	54,087
Amortization for capitalized cloud computing costs	95	—
Merger and acquisition related costs	39,523	—
Impairment and other (gains) loss, net	(161)	—
Restructuring charges	—	21,299
Other purchase accounting adjustments	3,123	1,848
Adjusted operating income	$86,365	$16,551	$69,814	NM

_________________
(a)    Depreciation and amortization includes purchase accounting adjustments of $3,510 and $3,066 for the three months ended December 31, 2021 and 2020, respectively, and $5,109 and $6,588 for the six months ended December 31, 2021 and 2020, respectively.
NM — Absolute percentages greater than 200% and comparisons from positive to negative values or to zero values are considered not meaningful.

Adjusted operating income for the three months ended December 31, 2021 improved $66,295, to $76,108. For the six months ended December 31, 2021, adjusted operating income increased $69,814, to $86,365. These increases in adjusted operating income were attributable to the following:

	Three Months Ended December 31, 2021	Six Months Ended December 31, 2021
Increase in adjusted operating income of the Entertainment segment (a)	$70,254	$57,139
Decrease in adjusted operating income of the MSG Networks segments (a)	(29,938)	(48,536)
Increase in adjusted operating income of the Tao Group Hospitality segment (a)	25,911	61,213
Inter-segment eliminations	68	(2)
	$66,295	$69,814
_________________
(a)See “ — Business Segment Results” for a more detailed discussion of the operating results of our segments.
Net income (loss) attributable to redeemable and nonredeemable noncontrolling interests
For the three months ended December 31, 2021, the Company recorded $2,642 of net income attributable to redeemable noncontrolling interests and $106 of net income attributable to nonredeemable noncontrolling interests as compared to $3,342 of net loss attributable to redeemable noncontrolling interests and $902 of net loss attributable to nonredeemable noncontrolling interests for the three months ended December 31, 2020. For the six months ended December 31, 2021, the Company recorded $4,854 of net income attributable to redeemable noncontrolling interests and $471 of net income attributable to nonredeemable noncontrolling interests as compared to $7,231 of net loss attributable to redeemable noncontrolling interests and $1,532 of net loss attributable to nonredeemable noncontrolling interests for the six months ended December 31, 2020. These amounts represent the share of net income (loss) from the Company’s investments in Tao Group Hospitality and BCE that are not attributable to the Company.

Business Segment Results
Entertainment
The table below sets forth, for the periods presented, certain historical financial information and a reconciliation of operating loss to adjusted operating income (loss) for the Company’s Entertainment segment.

	Three Months Ended
	December 31,		Change
	2021	2020	Amount	Percentage
Revenues	$247,610	$12,669	$234,941	NM
Direct operating expenses	147,343	23,409	123,934	NM
Selling, general and administrative expenses	91,516	65,730	25,786	39%
Depreciation and amortization	19,024	19,246	(222)	(1)%
Restructuring charges	—	1,372	(1,372)	NM
Operating loss	$(10,273)	$(97,088)	$86,815	89%
Reconciliation to adjusted operating income (loss):
Non-cash portion of arena license fees from MSG Sports	(11,346)	(1,176)
Share-based compensation	16,155	22,374
Amortization for capitalized cloud computing arrangement costs	(34)	—
Merger and acquisition related costs	1,456	—
Depreciation and amortization	19,024	19,246
Restructuring charges	—	1,372
Adjusted operating income (loss)	$14,982	$(55,272)	$70,254	NM

	Six Months Ended
	December 31,		Change
	2021	2020	Amount	Percentage
Revenues	$281,849	$20,224	$261,625	NM
Direct operating expenses	183,645	47,024	136,621	NM
Selling, general and administrative expenses	184,478	118,380	66,098	56%
Depreciation and amortization	38,680	41,260	(2,580)	(6)%
Restructuring charges	—	21,299	(21,299)	NM
Operating loss	$(124,954)	$(207,739)	$82,785	40%
Reconciliation to adjusted operating loss:
Non-cash portion of arena license fees from MSG Sports	(11,889)	(1,176)
Share-based compensation	26,298	32,807
Depreciation and amortization	38,680	41,260
Amortization for capitalized cloud computing costs	7	—
Merger and acquisition related costs	15,448	—
Restructuring charges	—	21,299
Adjusted operating loss	$(56,410)	$(113,549)	$57,139	50%
_________________
NM — Absolute percentages greater than 200% and comparisons from positive to negative values or to zero values are considered not meaningful.

Factors Affecting Results of Operations
Impact of the COVID-19 Pandemic
For the six months ended December 31, 2021 and 2020, the Entertainment segment operations and operating results were materially impacted by the COVID-19 pandemic and the actions taken in response by governmental authorities. While the number of events held at the Company’s venues has started to increase, it is not clear when the Company will fully return to normal business operations. See “— Introduction — Factors Affecting Results of Operations — Impact of the COVID-19 Pandemic on Our Business” for more information.
Revenues
Revenues for the three months ended December 31, 2021 increased $234,941 to $247,610 as compared to the prior year period. For the six months ended December 31, 2021, revenues increased $261,625 to $281,849 as compared to the prior year period. The net increases were attributable to the following:

	Three Months Ended December 31, 2021	Six Months Ended December 31, 2021
Increase in event-related revenues, as discussed below	$79,972	$100,632
Increase in revenues from the Christmas Spectacular given the cancellation of the 2020 production as a result of the COVID-19 pandemic	55,328	55,209
Increase in revenues from signage, suites licenses, and sales of food, beverage and merchandise subject to revenue or profit sharing with MSG Sports pursuant to the Arena License Agreements	45,285	47,011
Increase in arena license fees from MSG Sports pursuant to the Arena License Agreements, as discussed below	26,268	27,596
Increase in suite license fee revenues, as a result of no live events held in the prior year periods due to the COVID-19 pandemic	13,080	13,459
Increase in venue-related signage and sponsorship revenues primarily due to the return of live events at the Company’s venues during the current year period as compared to no live events held in the prior year periods due to the COVID-19 pandemic	4,634	7,297
Increase in revenues from Sponsorship Sales and Service Representation Agreements with MSG Sports	2,391	2,534
Increase in inter-segment revenues on advertising sales commission from MSG Networks, which are eliminated in consolidation	6,357	5,572
Other net increases	1,626	2,315
	$234,941	$261,625
For the three and six months ended December 31, 2021, the increase in event-related revenues reflects (i) higher revenues from concerts of $58,104 and $74,605, respectively, and (ii) higher revenues from other sporting and live entertainment events of $21,868 and $26,027, respectively, primarily due to the return of events to the Company’s venues during the current year period as compared to no live events held in the prior year period due to the COVID-19 pandemic. See “— Introduction — Factors Affecting Results of Operations — Impact of the COVID-19 Pandemic on Our Business” for more information.
For the three and six months ended December 31, 2021, the Knicks and Rangers hosted a combined 35 and 37 pre-season and regular season games without any capacity restrictions. As a result, the Company recorded $27,854 and $29,182 in arena license fees under the Arena License Agreements for the three and six months ended December 31, 2021. In the prior year, the Knicks began their season in December 2020 and played four pre-season and regular season home games in the Fiscal Year 2021 second quarter without fans in attendance due to government-mandated assembly restrictions at that time. As capacity at The Garden was limited to 1,000 or fewer attendees, the amounts payable to the Company under the Arena License Agreement with the Knicks were reduced by 80%. As a result, the Company recorded $1,585 in arena license fees under the Arena License Agreement with the Knicks for the three and six months ended December 31, 2020. In the prior year, the Rangers played no home games and the Company recorded no arena license fees under the Arena License Agreement with the Rangers. The Rangers’ 2020-21 season began subsequently in January 2021.

For the three and six months ended December 31, 2021, the increase in revenues from the presentation of the Christmas Spectacular was due to the cancellation of the 2020 production in the prior year periods. During the production’s 2021 holiday season run, the Company welcomed over 400,000 guests across 101 performances, all of which took place in the Fiscal Year 2022 second quarter.
Direct operating expenses
Direct operating expenses for the three months ended December 31, 2021 increased $123,934 to $147,343 as compared to the prior year period. For the six months ended December 31, 2021, direct operating expenses increased $136,621 to $183,645 as compared to the prior year period. The net increases were attributable to the following:

	Three Months Ended December 31, 2021	Six Months Ended December 31, 2021
Increase in event-related direct operating expenses, as discussed below	$41,844	$51,570
Increase in direct operating expenses associated with the Christmas Spectacular given the cancellation of the 2020 production as a result of the COVID-19 pandemic	38,923	39,522
Increase in direct operating expenses associated with revenue or profit sharing expense from signage, suites licenses and sales of food, beverage and merchandise with MSG Sports pursuant to the Arena License Agreements	32,697	33,978
Increase in direct operating expenses associated with the Arena License Agreements	5,630	6,173
Increase in direct operating expenses associated with venue operating costs	2,622	5,348
Other net increases	2,218	30
	$123,934	$136,621
For the three and six months ended December 31, 2021, the increase in event-related direct operating expenses reflects (i) higher direct operating expenses from concerts of $28,981 and $36,246, respectively, and (ii) higher direct operating expenses from other sporting and live entertainment events of $12,863 and $15,324, respectively, primarily due to the return of events to the Company’s venues during the current year period as compared to no live events held in the prior year period due to the COVID-19 pandemic.
Selling, general and administrative expenses
Selling, general and administrative expenses for the three months ended December 31, 2021 increased $25,786, or 39% to $91,516 as compared to the prior year period. The increase primarily reflects (i) higher employee compensation and related benefits of $14,105, which is net of a decrease in share-based compensation of $6,241, and (ii) an increase in professional fees of $7,766, inclusive of costs for MSG Sphere development. For the six months ended December 31, 2021, selling, general and administrative expenses increased $66,098, or 56%, to $184,478 as compared to the prior year period. This increase primarily reflects (i) higher employee compensation and related benefits of $32,867, which is net of a decrease in share-based compensation of $6,699, and (ii) an increase in professional fees of $22,567, inclusive of expenses in the current year period related to the Company’s acquisition of MSG Networks Inc. of $13,992 and, to a lesser extent, initiatives for MSG Sphere development.
Depreciation and amortization
Depreciation and amortization for the six months ended December 31, 2021, decreased $2,580, or 6% to $38,680 as compared to the prior year period primarily due to lower depreciation expense as a result of certain assets in The Garden being fully depreciated and amortized, and disposal of certain assets in the prior year period.
Operating loss
Operating loss for the three months ended December 31, 2021 was $10,273 as compared to $97,088 in the prior year period, a decrease in operating loss of $86,815, or 89%. For the six months ended December 31, 2021, operating loss was $124,954 as compared to $207,739 in the prior year period, a decrease in operating loss of $82,785 or 40%. The decreases in operating loss were primarily due to increases in revenues offset by higher direct operating expenses and selling, general and administrative expenses and, to a lesser extent, the impact of restructuring charges in the prior year periods, as discussed above.

Adjusted operating income (loss)
Adjusted operating income for the three months ended December 31, 2021 was $14,982 as compared to adjusted operating loss of $55,272 in the prior year period, an increase in adjusted operating income of $70,254. The increase in adjusted operating income was lower than the decrease in operating loss of $86,815 primarily due to (i) the increase in adjustments for the non-cash portion of arena license fees from MSG Sports of $10,170, and (ii) a decrease in share-based compensation of $6,219, both of which are excluded in the calculation of adjusted operating income (loss). For the six months ended December 31, 2021, adjusted operating loss was $56,410 as compared to $113,549 in the prior year period, a decrease in adjusted operating loss of $57,139. The decrease in adjusted operating loss was lower than the decrease in operating loss of $82,785 primarily due to (i) restructuring charges of $21,299 in the prior year period as compared to merger and acquisition related costs of $15,448 in the current year period, (ii) the increase in adjustments for the non-cash portion of arena license fees from MSG Sports of $10,713, and (iii) a decrease in share-based compensation of $6,509, which are excluded in the calculation of adjusted operating loss.
MSG Networks
The table below sets forth, for the periods presented, certain historical financial information and a reconciliation of operating income to adjusted operating income for the Company’s MSG Networks segment.

	Three Months Ended
	December 31,		Change
	2021	2020	Amount	Percentage
Revenues	$159,981	$146,239	$13,742	9%
Direct operating expenses	85,924	57,033	28,891	51%
Selling, general and administrative expenses	37,192	21,692	15,500	71%
Depreciation and amortization	1,756	1,802	(46)	(3)%
Operating income	$35,109	$65,712	$(30,603)	(47)%
Reconciliation to adjusted operating income:
Share-based compensation	6,058	6,266
Depreciation and amortization	1,756	1,802
Amortization for capitalized cloud computing arrangement costs	44	—
Merger and acquisition related costs	875	—
Adjusted operating income	$43,842	$73,780	$(29,938)	(41)%

	Six Months Ended
	December 31,		Change
	2021	2020	Amount	Percentage
Revenues	$301,454	$303,602	$(2,148)	(1)%
Direct operating expenses	154,347	122,105	32,242	26%
Selling, general and administrative expenses	85,167	44,219	40,948	93%
Depreciation and amortization	3,553	3,630	(77)	(2)%
Operating income	$58,387	$133,648	$(75,261)	(56)%
Reconciliation to adjusted operating income:
Share-based compensation	13,532	10,893
Depreciation and amortization	3,553	3,630
Amortization for capitalized cloud computing arrangement costs	88	—
Merger and acquisition related costs	24,075	—
Adjusted operating income	$99,635	$148,171	$(48,536)	(33)%
_________________
NM — Absolute percentages greater than 200% and comparisons from positive to negative values or to zero values are considered not meaningful.

Factors Affecting Results of Operations
Due to the COVID-19 pandemic, in March 2020, the 2019-20 NHL and NBA seasons were suspended. The leagues resumed play during the summer of 2020, with the Rangers and Islanders participating in the NHL’s return to play and the Islanders advancing to the 2019-20 playoffs. The NHL and NBA subsequently completed their shortened 2019-20 seasons in September and October 2020, respectively, which resulted in a delayed start to the shortened 2020-21 NBA and NHL seasons. For the 2021-22 seasons, MSG Networks has resumed airing full regular season telecast schedules for its five professional teams across both the NBA and NHL. See “— Introduction — Factors Affecting Results of Operations — Impact of the COVID-19 Pandemic on Our Business” for more information.
Revenues
Revenues for the three months ended December 31, 2021 increased $13,742, or 9% to $159,981 as compared to the prior year period. Revenues for the six months ended December 31, 2021 decreased $2,148, or 1%, to $301,454 as compared to the prior year period. The changes in revenues were attributable to the following:

	Three Months Ended December 31, 2021	Six Months Ended December 31, 2021
Decrease in affiliation fee revenue	$(16,114)	$(28,379)
Increase in advertising revenue	28,307	24,745
Other net increases	1,549	1,486
	$13,742	$(2,148)
For the three months ended December 31, 2021, the decrease in affiliation fee revenue was primarily due to the impact of (i) the non-renewal of MSG Networks’ carriage agreement with Comcast as of October 1, 2021 and (ii) a decrease in subscribers of approximately 7% (excluding the impact of the non-renewal with Comcast). These decreases were partially offset by (i) the net impact of higher affiliation rates and (ii) a decrease in net unfavorable affiliate adjustments of approximately $3,100. For the six months ended December 31, 2021, the decrease in affiliation fee revenue was primarily due to the impact of (i) the non-renewal of MSG Networks’ carriage agreement with Comcast as of October 1, 2021, (ii) a decrease in subscribers of approximately 6.5% (excluding the impact of the non-renewal with Comcast), and (iii) an increase in net unfavorable affiliate adjustments of approximately $2,200. These decreases were partially offset by the impact of higher affiliation rates.
Effective October 1, 2021, Comcast’s license to carry MSG Networks expired and MSG Networks has not been carried by Comcast since that date. The financial impact of Comcast’s non-carriage of MSG Networks will depend on many factors including if, when and on what terms Comcast and the Company reach a new carriage agreement and the extent to which Comcast subscribers switch to other Distributors that carry MSG Networks. Comcast’s non-carriage has reduced MSG Networks’ subscribers by approximately 10% and, subject to the foregoing factors, has and is expected to reduce MSG Networks’ revenue by a comparable percentage for so long as MSG Networks’ carriage agreement with Comcast is not renewed. In addition, during any period of non-carriage, MSG Networks’ segment operating income and AOI have been and are expected to be reduced by an amount that is approximately equal to the dollar amount of the reduced revenue.
For the three months ended December 31, 2021, the increase in advertising revenue primarily reflects a greater number of live NBA and NHL telecasts as compared with the prior year period. As a result of the delayed start to the 2020-21 NBA and NHL seasons due to the COVID-19 pandemic, MSG Networks telecast nine NBA games and no NHL games in the prior year period, as compared with a regular NBA and NHL telecast schedule in the current year period. For the six months ended December 31, 2021, the increase in advertising revenue primarily reflects a greater number of live NBA and NHL telecasts in the current year period as compared with the prior year period. As a result of the impact of the COVID-19 pandemic to NBA and NHL seasons, MSG Networks telecast nine NBA games and 14 NHL games in the prior year period, as compared with a regular NBA and NHL telecast schedule in the current year period.

Direct operating expenses
Direct operating expenses for the three months ended December 31, 2021 increased $28,891, or 51%, to $85,924 as compared to the prior year period. For the six months ended December 31, 2021, direct operating expenses increased $32,242, or 26%, to $154,347 as compared to the prior year period. For the three and six months ended December 31, 2021, the increase was primarily due to higher rights fees expenses of $20,358 and $22,901, respectively, and, to a lesser extent, an increase in other programming and production-related costs of $8,286 and $9,052, respectively. The increases in rights fees were primarily due to the impact of (i) lower media rights fees in the prior year periods as a result of the rights fees reductions related to the shortened 2020-21 NHL seasons, (ii) the impact in the prior year periods of the delayed start of the 2020-21 NBA and NHL regular seasons, and (iii) annual contractual rate increases. The increase in other programming and production-related costs was primarily due to the impact of a regular NBA and NHL telecast schedule in the current year period, as compared to the prior year period in which due to the impact of the COVID-19 pandemic to NBA and NHL seasons, MSG Networks telecast nine NBA games and 14 NHL games.
Selling, general and administrative expenses
Selling, general and administrative expenses for the three months ended December 31, 2021 increased $15,500, or 71%, to $37,192 as compared to the prior year period. For the six months ended December 31, 2021, selling, general and administrative expenses increased $40,948, or 93%, to $85,167 as compared to the prior year period. The increase in selling, general and administrative expenses was primarily due to higher (i) advertising, and marketing expenses of approximately $7,000 for the three and six months ended December 31, 2021, and (ii) advertising sales commissions of approximately $6,400 and $5,600 for the three and six months ended December 31, 2021, respectively. In addition, for the six months ended December 31, 2021, the increase in selling, general and administrative expenses also reflected approximately $25,700 of merger and acquisition costs that occurred primarily during the first quarter of Fiscal Year 2022, inclusive of the impact of executive separation agreements.
Operating income
Operating income for the three months ended December 31, 2021 decreased $30,603, or 47% to $35,109 as compared to the prior year period. The decrease in operating income for three months ended December 31, 2021 was primarily due to the increase in direct operating expenses and, to a lesser extent, the increase in selling, general and administrative expenses, partially offset by the increase in revenues. For the six months ended December 31, 2021, operating income decreased $75,261, or 56%, to $58,387 as compared to the prior year period. The decrease in operating income for the six months ended December 31, 2021 was primarily due to the increase in selling, general and administrative expenses and direct operating expenses and, to a lesser extent the decrease in revenues.
Adjusted operating income
Adjusted operating income for the three months ended December 31, 2021 decreased $29,938, or 41%, to $43,842 as compared to the prior year period, which is consistent with the decrease in operating income of $30,603, as discussed above. For the six months ended December 31, 2021, adjusted operating income decreased $48,536, or 33%, to $99,635 as compared to the prior year period. The decrease in adjusted operating income for the six months ended December 31, 2021 was lower than the decrease in operating income of $75,261 primarily due to the merger and acquisition-related costs of $24,075 recorded in the current year period, which are excluded in the calculation of adjusted operating income.

Tao Group Hospitality
The table below sets forth, for the periods presented, certain historical financial information and a reconciliation of operating income (loss) to adjusted operating income (loss) for the Company’s Tao Group Hospitality segment.

	Three Months Ended
	December 31,		Change
	2021	2020	Amount	Percentage
Revenues	$117,086	$10,491	$106,595	NM
Direct operating expenses	60,880	10,980	49,900	NM
Selling, general and administrative expenses	40,685	9,131	31,554	NM
Depreciation and amortization	6,243	1,563	4,680	NM
Impairment and other (gains) loss, net	(7,443)	—	(7,443)	NM
Operating income (loss)	$16,721	$(11,183)	$27,904	NM
Reconciliation to adjusted operating income (loss):
Share-based compensation	1,958	1,188
Depreciation and amortization	6,243	1,563
Impairment and other (gains) loss, net	(7,443)	—
Adjusted operating income (loss)	$17,479	$(8,432)	$25,911	NM

	Six Months Ended
	December 31,		Change
	2021	2020	Amount	Percentage
Revenues	$236,550	$17,712	$218,838	NM
Direct operating expenses	121,973	20,808	101,165	NM
Selling, general and administrative expenses	74,779	16,734	58,045	NM
Depreciation and amortization	12,621	2,609	10,012	NM
Impairment and other (gains) loss, net	375	—	375	NM
Operating income (loss)	$26,802	$(22,439)	$49,241	NM
Reconciliation to adjusted operating income (loss):
Share-based compensation	3,869	2,284
Depreciation and amortization	12,621	2,609
Impairment and other (gains) loss, net	375	—
Adjusted operating income (loss)	$43,667	$(17,546)	$61,213	NM
_________________
NM — Absolute percentages greater than 200% and comparisons from positive to negative values or to zero values are considered not meaningful.
Factors Affecting Results of Operations
Disruptions caused by the COVID-19 pandemic had a significant and negative impact on Tao Group Hospitality’s operations and financial performance for Fiscal Year 2021. In the prior year period, due to government actions taken in response to the COVID-19 pandemic in 2020, virtually all of Tao Group Hospitality’s venues closed for approximately three months starting in March. Certain venues then resumed limited operations, subject to significant regulatory requirements, which included limits on capacity, curfews and social distancing requirements for outdoor and indoor dining. See “— Introduction —Factors Affecting Results of Operations — Impact of the COVID-19 Pandemic on Our Business” for more information.
As of December 31, 2021, 53 of Tao Group Hospitality’s venues (24 legacy Tao Group Hospitality venue and 29 Hakkasan venues acquired in connection with the April 27, 2021 transaction) were open for outdoor dining, limited or full capacity indoor dining (depending on the market), and delivery/takeout, inclusive of Tao Asian Bistro & Lounge at Mohegan Sun, a venue that first opened in March 2021, while six venues remained closed (four legacy Tao Group Hospitality venues and two Hakkasan venues). Our venues continue to be operating under various governmental safety protocols such as vaccine mandates, curfews, capacity limitations and social distancing depending on the location.
Revenues
Revenues for the three months ended December 31, 2021 increased $106,595 to $117,086 as compared to the prior year period. For the six months ended December 31, 2021, revenues increased $218,838 to $236,550 as compared to the prior year period. The net increases were attributable to the following:

	Three Months Ended December 31, 2021	Six Months Ended December 31, 2021
Increase in revenues due to Hakkasan, acquired in April 2021	$51,579	$110,931
Increase in revenues at venues subject to capacity restrictions in the prior year period (a)	36,455	62,728
Increase in revenues at venues that were temporarily closed in the prior year period as a result of the COVID-19 pandemic	17,243	42,791
Other net increases	1,318	2,388
	$106,595	$218,838
_________________
(a) Includes the increases in revenues from converting previously managed venues to self-operated venues of $9,291 and $20,222 for the three and six months ended December 31, 2021 as compared to the prior year periods.
Direct operating expenses
Direct operating expenses for the three months ended December 31, 2021 increased $49,900 to $60,880 as compared to the prior year period. For the six months ended December 31, 2021, direct operating expenses increased $101,165, to $121,973 as compared to the prior year period. The net increases were attributable to the following:

	Three Months Ended December 31, 2021	Six Months Ended December 31, 2021
Increase in direct operating expenses due to Hakkasan, acquired in April 2021	$24,614	$52,480
Increase in employee compensation and related benefits as a result of resuming operations compared with the prior year period’s reduction in headcount resulting from the COVID-19 pandemic	11,578	21,688
Increase in the costs of food, beverage and venue entertainment as a result of resuming operations compared with the prior year period’s closure of certain venues and capacity restrictions due to the COVID-19 pandemic	10,855	21,020
Increase in rent expense, primarily due to rent concessions in the prior year period resulting from the COVID-19 pandemic	2,603	5,282
Other net increases	250	695
	$49,900	$101,165
Selling, general and administrative expenses
Selling, general and administrative expenses for the three months ended December 31, 2021 increased $31,554 to $40,685 as compared to the prior year period. For the six months ended December 31, 2021, selling, general and administrative expenses increased $58,045 to $74,779 as compared to the prior year period. For the three and six months ended December 31, 2021, the increases were primarily due to higher (i) expenses from the Hakkasan operations acquired in April 2021 of $15,973 and $30,696, respectively, (ii) employee compensation and related benefits, inclusive of an increase in share-based compensation, of $6,454 and $10,640, respectively, (iii) professional fees and restaurant expenses, as well as supplies, utilities, general liability insurance, pre-opening expenses and repairs and maintenance of $4,521 and $8,376, respectively, and (iv) marketing costs of $2,357 and $4,490, respectively. All increases were significantly driven by the acquisition of Hakkasan in April 2021.

Depreciation and amortization
Depreciation and amortization for the three months ended December 31, 2021 increased $4,680 to $6,243 as compared to the prior year period. For the six months ended December 31, 2021, depreciation and amortization increased $10,012 to $12,621 as compared to the prior year period. The increases were primarily due to acquisition of Hakkasan in April 2021.
Impairment and other (gains) loss, net
For the three months ended December 31, 2021, the Company recorded net gains of $7,443 principally from extinguishments and modification of lease liabilities associated with certain Hakkasan venues.
Operating income (loss)
Operating income for the three months ended December 31, 2021 was $16,721 as compared to an operating loss of $11,183 in the prior year period, an increase in operating income of $27,904. For the six months ended December 31, 2021, operating income was $26,802 as compared to an operating loss of $22,439 in the prior year period, an increase in operating income of $49,241. The increases in operating income for the three and six months ended December 31, 2021 were primarily due to the acquisition of Hakkasan in April 2021 and increased revenues, partially offset by an increase in direct operations, selling, general and administrative expenses, depreciation and amortization and impairment of long-lived assets, as discussed above. All increased operations were significantly driven by the acquisition of Hakkasan in April 2021 and the prior year period disruptions caused by the COVID-19 pandemic.
Adjusted operating income (loss)
Adjusted operating income for the three months ended December 31, 2021 was $17,479 as compared to adjusted operating loss $8,432 in the prior year period, an increase in adjusted operating income of $25,911. For the six months ended December 31, 2021, adjusted operating income was $43,667, as compared to adjusted operating loss of $17,546 in the prior year period, an increase in adjusted operating income of $61,213. The increase in adjusted operating income for the three months ended December 31, 2021 was lower as compared to the increase in operating income primarily due to the net recovery of impairment of long-lived assets, offset by the higher depreciation and amortization, as discussed above. For the six months ended December 31, 2021, the increase in adjusted operating income was higher than the increase in operating income primarily due to increased depreciation and amortization, as discussed above.
Liquidity and Capital Resources
Overview
The Company’s operations and operating results have been, and continue to be, materially impacted by the COVID-19 pandemic (including COVID-19 variants) and actions taken in response by governmental authorities and certain professional sports leagues. For the majority of Fiscal Year 2021, substantially all of the Entertainment business operations were suspended, MSG Networks aired substantially fewer games and Tao Group Hospitality was operating at significantly reduced capacity and demand. While operations have resumed, it is not clear when we will fully return to normal operations.
As a result of government-mandated assembly limitations and closures, all of our performance venues were closed beginning in March 2020. Use of The Garden resumed for Knicks and Rangers home games without fans in December 2020 and January 2021, respectively, and was available at 10% seating capacity from February through May 2021 with certain safety protocols and social distancing. Beginning in May 2021, all of our New York performance venues were permitted to host guests at full capacity, subject to certain restrictions, and effective June 2021, The Chicago Theatre was permitted to host events without restrictions. Effective August 17, 2021, all workers and customers in New York City indoor dining, indoor fitness and indoor entertainment facilities, including our venues, were subject to certain vaccination requirements. Following updated regulations, effective January 3, 2022 for the Chicago Theatre, and January 29, 2022 for our New York venues, all guests five and older, as well as employees, are required to provide proof that they have received two doses of a two-shot COVID-19 vaccine or one dose of a single-shot vaccine (although specific performers may require enhanced protocols). Children under age 5 can attend events with a vaccinated adult, but ages 2 to 4 need to wear a mask while inside our venues. In addition, effective August 20, 2021 and continuing, masks are required for all individuals in indoor public spaces in Chicago, including our venues.
For Fiscal Year 2021, the majority of ticketed events at our venues were postponed or cancelled. For the six months ended December 31, 2021 and as of this date, live events have been permitted to be held at all of our performance venues and we are continuing to host and book new events. As a result of an increase in cases of a COVID-19 variant, select bookings were postponed or cancelled at our performance venues in the second quarter of Fiscal Year 2022. Variants of COVID-19 that arise in the future may result in additional postponements or cancellations of bookings at our performance venues.

The impact of the COVID-19 pandemic on our operations also included (i) the partial cancellation of the 2021 production of the Christmas Spectacular, (ii) the cancellation of the 2020 production of the Christmas Spectacular, and (iii) the cancellation of both the 2020 and 2021 Boston Calling Music Festivals.
The Company has Arena License Agreements with MSG Sports that require the Knicks and Rangers to play their home games at The Garden. As discussed above, capacity restrictions, use limitations and social distancing requirements were in place for the entirety of the Knicks and Rangers 2020-21 regular seasons, which materially impacted the payments we received under the Arena License Agreements for Fiscal Year 2021. On July 1, 2021, the Knicks and Rangers began paying the full amounts provided for under their respective Arena License Agreements and full 82-game regular seasons for the 2021-22 NBA and NHL seasons are scheduled.
As a result of the COVID-19 pandemic and league and government actions relating thereto, MSG Networks aired substantially fewer NBA and NHL telecasts during Fiscal Year 2021, as compared with Fiscal Year 2019 (the last full fiscal year not impacted by COVID-19), and consequently experienced a decrease in revenues, including a material decrease in advertising revenue. The absence of live sports games also resulted in a decrease in certain MSG Networks expenses, including rights fees, variable production expenses, and advertising sales commissions. MSG Networks has resumed airing full regular season telecast schedules for its five professional teams across both the NBA and NHL, and, as a result, our advertising revenue and certain operating expenses, including rights fees expense, reflect the same.
Disruptions caused by the COVID-19 pandemic had a significant and negative impact on Tao Group Hospitality’s operations and financial performance for Fiscal Year 2021. Due to government actions taken in response to the COVID-19 pandemic, virtually all of Tao Group Hospitality’s venues were closed for approximately three months starting in March 2020. Additionally, three venues were permanently closed. Throughout Fiscal Year 2021, Tao Group Hospitality conducted limited operations at certain venues, subject to significant regulatory requirements, including capacity limits, curfews and social distancing requirements for outdoor and indoor dining. Tao Group Hospitality’s operations fluctuated throughout Fiscal Year 2021 and during the first two quarters of Fiscal Year 2022 as certain markets lifted restrictions, imposed restrictions, and changed operational requirements over time. Following updated regulations applicable to indoor dining facilities and entertainment venues, effective January 3, 2022 for Chicago, and January 29, 2022 for New York, all guests five and older, as well as employees, are required to provide proof that they have received two doses of a two-shot COVID-19 vaccine or one dose of a single-shot vaccine. In addition, certain jurisdictions have reinstated safety protocols, such as mask mandates in Nevada and Chicago, but Tao Group Hospitality is continuing to operate without capacity restrictions in domestic and key international markets.
It is unclear how long and to what extent COVID-19 concerns, including with respect to new variants, will continue to impact government and league-mandated capacity restrictions or vaccination/mask requirements, the use of and/or demand for our entertainment and dining and nightlife venues, demand for our sponsorship and advertising assets, deter our employees and vendors from working at our venues (which may lead to difficulties in staffing) or otherwise materially impact our operations.
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
We regularly monitor and assess our ability to meet our net funding and investing requirements. We believe we have sufficient liquidity, including $1,258,105 in cash and cash equivalents as of December 31, 2021, to fund our operations, service the MSGN Credit Agreement, the National Properties Term Loan Facility, the Tao Credit Facilities, and pursue the development of the new venues discussed below for the foreseeable future. See Note 13 to the consolidated financial statements included in “— Item 1. Financial Statements” of this Quarterly Report on Form 10-Q for a discussion of the MSGN Credit Agreement, the National Properties Term Loan Facility and the Tao Revolving Credit Facilities. Our cash and cash equivalents include approximately $264,000 in advance cash proceeds primarily related to tickets, suites, and, to a lesser extent, sponsorships.

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
MSG Sphere at The Venetian is a complex construction project that has become even more challenging due to the global impact of COVID-19. In April 2020, the Company announced that it was suspending construction due to COVID-19-related factors outside of its control, including supply chain issues. As the ongoing effects of the pandemic continued to impact its business operations, in August 2020, the Company disclosed that it resumed construction with a lengthened timetable. The Company remains committed to bringing MSG Sphere to Las Vegas and expects to open the venue in the second half of calendar year 2023. As with any major construction project, the construction of MSG Sphere is subject to potential delays, unexpected complications or cost fluctuations.
On August 23, 2021, we announced that our cost estimate inclusive of core technology and soft costs, for MSG Sphere at The Venetian was approximately $1,865,000. This cost estimate was net of $75,000 that the Sands has agreed to pay to defray certain construction costs and also excludes the impacts of changes in inflation and significant capitalized and non-capitalized costs for items such as content creation, internal labor, capitalized interest, and furniture and equipment. Relative to our cost estimate above, our actual construction costs for MSG Sphere at The Venetian incurred through December 31, 2021 were approximately $1,131,000, which is net of $65,000 received from Sands. In addition, the amount of construction costs incurred as of December 31, 2021 includes approximately $146,000 of accrued expenses that were not yet paid as of that date.
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
We will continue to explore additional domestic and international markets where we believe next-generation venues such as MSG Sphere can be successful.
Financing Agreements
See Note 13 to the consolidated financial statements included in “— Item 1. Financial Statements” of this Quarterly Report on Form 10-Q for discussions of the Company’s debt obligations and various financing agreements.

MSGN Credit Facility

MSG Networks has made principal repayments aggregating to $77,000 through December 31, 2021 under the MSGN Credit Agreement. The MSGN Term Loan Facility amortizes quarterly in accordance with its terms. As of December 31, 2021, there was $1,023,000 outstanding under the MSGN Term Loan Facility, and no borrowings under the MSGN Revolving Credit Facility. As of December 31, 2021, the Holdings Entities and MSGN L.P. and its restricted subsidiaries on a consolidated basis were in compliance with the covenants of the MSGN Credit Agreement. The scheduled repayments for the remainder of Fiscal Year 2022 are $24,750.
National Properties Term Loan Facility
The National Properties Term Loan Facility includes a minimum liquidity covenant, pursuant to which MSG National Properties and its restricted subsidiaries are required to maintain a specified minimum level of average daily liquidity, consisting of cash and cash equivalents and available revolving commitments, over the last month of each quarter. Following the first anniversary of the closing of the facility in November 2021, the minimum liquidity level was reduced to $200,000. If at any time the total leverage ratio of MSG National Properties and its restricted subsidiaries is less than 5.00 to 1.00 as of the end of any four consecutive fiscal quarter periods or MSG National Properties obtains an investment grade rating, the minimum liquidity level is permanently reduced to $50,000. As of December 31, 2021, the trailing twelve month AOI (as defined under the National Properties Term Loan Facility) for MSG National Properties and its restricted subsidiaries was negative and therefore, the minimum liquidity level continues to be $200,000.

MSG National Properties has made principal repayments aggregating to $6,500 through December 31, 2021 under the National Properties Term Loan Facility, which amortizes quarterly in accordance with its terms. As of December 31, 2021, there was $643,500 outstanding under the National Properties Term Loan Facility. The scheduled repayments for the remainder of Fiscal Year 2022 are $3,250.

In addition to the minimum liquidity covenant, the National Properties Term Loan Facility and the related security agreement contain certain customary representations and warranties, affirmative and negative covenants and events of default. As of December 31, 2021, MSG National Properties and its restricted subsidiaries were in compliance with the covenants of the National Properties Term Loan Facility.
Tao Senior Secured Credit Facilities
As of December 31, 2021, there was $26,250 outstanding drawn on the Tao Term Loan Facility. The scheduled repayments for the remainder of Fiscal Year 2022 are $3,750. As of December 31, 2021, Tao Group Hospitality utilized $750 of the Tao Revolving Credit Facility for issuance of letters of credit and the remaining borrowing available was $24,250.
Disruptions caused by the COVID-19 pandemic have had, and are likely to continue to have, a significant and negative impact on Tao Group Hospitality’s operations and financial performance. On August 6, 2020, TAOIH and TAOG entered into an amendment to the Tao Senior Credit Agreement, which suspended the application of the financial maintenance covenants thereunder through December 31, 2021, modified certain restrictive covenants therein through December 31, 2021, modified the applicable interest rates and increased the minimum liquidity requirement for the outstanding balance of $33,750 under the Tao Term Loan Facility and for the $25,000 availability under the Tao Revolving Credit Facility. As of January 1, 2022, such financial maintenance and restrictive covenant suspensions are no longer in effect. TAOIH and its restricted subsidiaries must maintain a minimum consolidated liquidity, consisting of cash and cash equivalents and available revolving commitments, at all times of $10,000. In addition, in connection with the amendment, the Company, through its direct subsidiary, MSG Entertainment Group, entered into a guarantee and reserve account agreement (i) to guarantee the obligations of TAOG under the Tao Senior Credit Agreement, (ii) to establish and grant a security interest in a reserve account that initially held a deposit of approximately $9,800 and (iii) with a covenant to maintain a minimum liquidity requirement of no less than $75,000 at all times. The balance held in the reserve account was approximately $1,600 as of December 31, 2021. As of December 31, 2021, TAOG, TAOIH and the restricted subsidiaries were in compliance with the covenants of the Tao Senior Credit Agreement.

As of December 31, 2021, the outstanding balance under the Tao Subordinated Credit Agreement was $63,000. The balances and interest-related activities pertaining to the Tao Subordinated Credit Agreement have been eliminated in the consolidated financial statements in accordance with ASC Topic 810, Consolidation. If recovery from the pandemic takes longer than currently estimated, Tao Group Hospitality may need to seek covenant waivers in the future. Tao Group Hospitality’s failure to obtain covenant waivers could trigger a violation of these covenants and lead to default and acceleration of all of its outstanding debt, which could have a material adverse effect on liquidity.
Letters of Credit
The Company uses letters of credit to support its business operations. As of December 31, 2021, the Company had a total of $8,447 of letters of credit outstanding, which included two letters of credit for an aggregate of $750 issued under the Tao Revolving Credit Facility.
Contractual Obligations
The Company did not have any material changes in its contractual obligations since the end of Fiscal Year 2021 other than (i) a total of approximately $3,646,250 in contract obligations (primarily related to media rights agreements) that are now included as a part of the Company’s contractual obligation in connection with the Merger with MSG Networks on July 9, 2021, and (ii) activities in the ordinary course of business. See Note 11 to the consolidated financial statements included in “— Item 1. Financial Statements” of this Quarterly Report on Form 10-Q for further details on the timing and amount of payments under various media rights agreements.
Cash Flow Discussion

As of December 31, 2021, cash, cash equivalents and restricted cash totaled $1,282,019, as compared to $1,539,976 as of June 30, 2021. The following table summarizes the Company’s cash flow activities for the six months ended December 31, 2021 and 2020:

	Six Months Ended December 31,
	2021	2020
Net loss	$(71,636)	$(100,391)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities	116,890	50,055
Subtotal	$45,254	$(50,336)
Changes in working capital assets and liabilities	87,532	(52,131)
Net cash provided by (used in) operating activities	$132,786	$(102,467)
Net cash (used in) provided by investing activities	(332,532)	136,238
Net cash (used in) provided by financing activities	(57,639)	598,512
Effect of exchange rates on cash, cash equivalents and restricted cash	(572)	7,795
Net (decrease) increase in cash, cash equivalents and restricted cash	$(257,957)	$640,078
Operating Activities
Net cash provided by operating activities for the six months ended December 31, 2021 increased by $235,253 to $132,786 as compared to net cash used in operating activities of $102,467 in the prior year period primarily due to lower net loss in the current year period and changes in working capital assets and liabilities, which included (i) higher cash collection associated with deferred revenue account including collections due to promoters, and (ii) higher increase in payables, including related party payable. Our lower net loss in the current year period reflect significant non-cash items such as (i) net unrealized loss of $19,615 as compared to net unrealized gain of $29,090 in the prior year period and (ii) lower deferred income taxes benefits of $17,173 in the current year period as compared to $29,505 in the prior year period.
Investing Activities
Net cash used in investing activities for the six months ended December 31, 2021 increased by $468,770 to $332,532 as compared to the prior year period primarily due to the absence of proceeds from the maturity of short-term investments in the prior year period and, to a lesser extent, an increase in capital expenditures in the current year period.
Financing Activities
Net cash used in financing activities for the six months ended December 31, 2021 increased by $656,151 to $57,639 as compared to cash provided by financing activities of $598,512 in prior year period. The increase in net cash used in financing activity was primarily due to proceeds from National Properties Term Loan Facility of $630,500 received during the prior year period in November 2020.
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
Critical Accounting Policies
There have been no other material changes to the Company’s critical accounting policies from those set forth in Note 2. Summary of Significant Accounting Policies of the Company’s audited consolidated and combined financial statements and notes thereto for the year ended June 30, 2021 included in the Form 10-K. The following discussion has been included to provide the results of our annual impairment testing of goodwill and identifiable indefinite-lived intangible assets performed during the first quarter of Fiscal Year 2022.
Impairment of Long-Lived and Indefinite-Lived Assets
Goodwill is tested annually for impairment as of August 31st and at any time upon the occurrence of certain events or substantive changes in circumstances. The Company performs its goodwill impairment test at the reporting unit level, which is one level below the operating segment level. As of December 31, 2021, the Company had three operating and reportable segments consistent with the process the Company’s management followed in making decisions and allocating resources to the business.
For purposes of evaluating goodwill for impairment, the Company has three reporting units: Entertainment, MSG Networks and Tao Group Hospitality.
The goodwill balance reported on the Company’s consolidated balance sheet as of December 31, 2021 by reporting unit was as follows:

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
Identifiable Indefinite-Lived Intangible Assets
Identifiable indefinite-lived intangible assets are tested annually for impairment as of August 31st and at any time upon the occurrence of certain events or substantive changes in circumstances. The following table sets forth the amount of identifiable indefinite-lived intangible assets reported in the Company’s consolidated balance sheet as of December 31, 2021:

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
Item 3. Quantitative and Qualitative Disclosures About Market Risk
There were no material changes to the disclosures regarding market risks in connection with our pension and postretirement plans. See Item 7A, “Quantitative and Qualitative Disclosures About Market Risk,” of our Form 10-K.
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
For the twelve months ended December 31, 2021, the interest rate on the MSG Networks Senior Secured Credit Facilities ranged from 1.58% to 1.65% and was approximately 1.60% as of December 31, 2021. The interest rate on the Tao Senior Secured Credit Facilities ranged from 2.59% to 2.65% and it was 2.61% as of December 31, 2021. In addition, the interest rate on National Properties Term Loan Facility was 7.00% as of December 31, 2021 and has been unchanged since inception. The effect of a hypothetical 100 basis point increase in floating interest rates prevailing as of December 31, 2021 and continuing for a full year would increase interest expense by $12,567, on the outstanding balances under the MSG Networks Senior Secured Credit Facilities, National Properties Term Loan Facility and Tao Senior Secured Credit Facilities.
Foreign Currency Exchange Rate Exposure
We are exposed to market risk resulting from foreign currency fluctuations, primarily to the British pound sterling through our net investment position initiated with our acquisition of land in London in the second quarter of fiscal year 2018 for future MSG Sphere development and through cash and invested funds which will be deployed in the construction of our London venue. We may evaluate and decide, to the extent reasonable and practical, to reduce the translation risk of foreign currency fluctuations by entering into foreign currency forward exchange contracts with financial institutions. If we were to enter into such hedging transactions, the market risk resulting from foreign currency fluctuations is unlikely to be entirely eliminated. We do not plan to enter into derivative financial instrument transactions for foreign currency speculative purposes. During the past twelve months ended December 31, 2021, the GBP/USD exchange rate ranged from 1.3207 to 1.4218 as compared to GBP/USD exchange rate of 1.3548 as of December 31, 2021, a fluctuation range of approximately 5%. As of December 31, 2021, a uniform hypothetical 4% fluctuation in the GBP/USD exchange rate would have resulted in a change of approximately $6,800 in the Company’s net asset value.
Item 4. Controls and Procedures
Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act, as of December 31, 2021. Based on that evaluation and as a result of the material weakness in our internal control over financial reporting, previously disclosed under Part II, “Item 9A, Controls and Procedures” in the Form 10-K/A filed on February 9, 2022, our Chief Executive Officer and Chief Financial Officer, concluded that the Company's disclosure controls and procedures were not effective as of December 31, 2021.
Notwithstanding the ineffective disclosure controls and procedures as a result of the identified material weakness, our Chief Executive Officer and Chief Financial Officer have concluded that the consolidated financial statements included in this Quarterly Report on Form 10-Q present fairly, in all material respects, the Company’s financial position, results of operations and cash flows in accordance with generally accepted accounting principles in the United States of America (U.S. GAAP).
Remediation Plan and Status
As of December 31, 2021, the material weakness previously disclosed has not yet been fully remediated.
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
Changes in Internal Control over Financial Reporting
Other than the material weakness described above, there were no changes in the Company’s internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Securities Exchange Act of 1934) during the fiscal quarter ended December 31, 2021 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

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
On September 10, 2021, the Court of Chancery entered an order consolidating the complaints in the Hollywood Firefighters and City of Miramar actions. The new consolidated action is captioned: In re Madison Square Garden Entertainment Corp. Stockholders Litigation, C.A. 2021-0468-KSJM. The consolidated plaintiffs filed their Verified Consolidated Derivative Complaint on October 11, 2021. The complaint, which names the Company as only a nominal defendant, retains all of the derivative allegations for breach of fiduciary duties that were present in the Hollywood Firefighters and City of Miramar complaints and abandons the direct claims in those prior complaints. Plaintiffs seek, among other relief, an award of damages to the Company including interest, and plaintiffs’ attorneys’ fees. The Company and other defendants filed answers to the complaint on December 30, 2021, and are currently engaged in responding to the consolidated plaintiffs’ discovery requests. Pursuant to the indemnity rights in its bylaws and Delaware law, the Company is advancing the costs incurred by defendants in this action, and defendants may assert indemnification rights in respect of any adverse judgment or settlement of the action.
On September 27, 2021, the Court of Chancery entered an order consolidating the complaints in the Leisz, Stevens, City of Boca Raton, and Murray complaints. The new consolidated action is captioned: In re MSG Networks Inc. Stockholder Class Action Litigation, C.A. 2021-0575-KSJM. The consolidated plaintiffs filed their Verified Consolidated Stockholder Class Action Complaint on October 29, 2021. The complaint asserts claims on behalf of a putative class of former MSG Networks Inc. stockholders against each member of the board of directors of MSG Networks Inc. prior to the Merger. Plaintiffs allege that the MSG Networks Inc. board of directors and majority stockholders breached their fiduciary duties in negotiating and approving the Merger. The Company is not named as a defendant. Pursuant to the indemnity rights in its bylaws and Delaware law, the Company is advancing the costs incurred by defendants in this action, and defendants may assert indemnification rights in respect of any adverse judgment or settlement of the action. Plaintiffs seek, among other relief, monetary damages for the putative class and plaintiffs’ attorneys’ fees. Defendants to the MSG Networks Inc. consolidated action filed answers to the complaint on December 30, 2021 and are currently engaged in responding to the plaintiffs’ discovery requests.
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
Item 1A. Risk Factors
In addition to the other information set forth in this report, you should carefully consider the factors discussed in Part I, “Item 1A. Risk Factors” in our Annual Report on Form 10-K for the fiscal year ended June 30, 2021, as amended by Form 10-K/A filed on February 8, 2022 (the “Form 10-K”), which could materially affect the Company’s business, financial condition or future results. The risks described in the Form 10-K are not the only risks facing the Company. Additional risks and uncertainties not currently known to management or that management currently deems to be immaterial also may materially adversely affect the Company’s business, financial condition or future results.
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
Management of the Company evaluated an immaterial accounting error related to interest costs that should have been capitalized for MSG Sphere at the Venetian in the fiscal years ended June 30, 2021, 2020 and 2019 and in the fiscal quarter ended September 30, 2021, as prescribed by Accounting Standards Codification (“ASC”) Topic 835-20 (Capitalization of Interest). As a result of the accounting error, the Company has re-evaluated the effectiveness of the Company’s internal control over financial reporting and identified a material weakness in the Company’s internal control over financial reporting as of June 30, 2021, September 30, 2021 and December 31, 2021. A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of a company’s annual or interim financial statements will not be prevented or detected on a timely basis. For further discussion regarding the accounting error and the correction of such error to the Company’s previously issued consolidated and combined financial statements, see Note 23 – Correction of Previously Issued Consolidated and Combined Financial Statements to the consolidated and combined financial statements of the Company included in the Form 10-K.
Our management may be unable to conclude in future periods that our disclosure controls and procedures are effective due to the effects of various factors, which may, in part, include unremediated material weaknesses in internal controls over financial reporting. For further discussion of the material weakness, see “Part I — Item 4. Controls and Procedures” of this Quarterly Report on Form 10-Q. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in those reports is accumulated and communicated to the company’s management, including its principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure.
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
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
As of December 31, 2021, the Company has the ability to repurchase up to $350 million of the Company’s Class A Common Stock under the Class A Common Stock share repurchase program authorized by the Company’s Board of Directors on March 31, 2020. Under the authorization, shares of Class A Common Stock may be purchased from time to time in open market transactions, in accordance with applicable insider trading and other securities laws and regulations. The timing and amount of purchases will depend on market conditions and other factors. No shares have been repurchased to date.

Item 6. Exhibits

(a)Index to Exhibits

EXHIBIT NO.	DESCRIPTION
10.1
Amendment No. 1 to Amended and Restated Credit Agreement, dated as of October 11, 2019, by and among MSGN Holdings, L.P., certain subsidiaries of MSGN Holdings, L.P. identified therein, MSGN Eden, LLC, Regional MSGN Holdings LLC and JP Morgan Chase Bank, N.A., as administrative agent, and the lenders party thereto, dated as of November 5, 2021.

10.2	Madison Square Garden Entertainment Corp. Executive Deferred Compensation Plan (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on November 19, 2021). †
10.3
Employment Agreement, dated as of December 27, 2021, between Madison Square Garden Entertainment Corp. and James L. Dolan (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on December 30, 2021). †

10.4
Employment Agreement, dated as of December 16, 2021, between Madison Square Garden Entertainment Corp. and Andrew Lustgarten (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on December 21, 2021). †

10.5	Employment Agreement, dated as of December 20, 2021, between Madison Square Garden Entertainment Corp. and David Byrnes. †
10.6	Employment Agreement, dated as of October 26, 2021, between Madison Square Garden Entertainment Corp. and Jamal Haughton. †
10.7
Employment Agreement, dated as of November 17, 2021, between Madison Square Garden Entertainment Corp. and Philip D’Ambrosio (incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K filed on November 19, 2021). †

10.8	Time Sharing Agreement, dated as of December 20, 2021, between Patrick F. Dolan and MSG Entertainment Group, LLC (for the Challenger).
10.9
Time Sharing Agreement, dated as of December 20, 2021, between MSG Entertainment Group, LLC and Charles F. Dolan (for the New G550) (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on December 23, 2021).

10.10
Time Sharing Agreement, dated as of December 20, 2021, between MSG Entertainment Group, LLC and Andrew Lustgarten (for the New G550) (incorporated by reference to Exhibit 10.3 to the Company’s Current Report on Form 8-K filed on December 23, 2021).

10.11
Amendment No. 1 to Dry Lease Agreement, dated as of December 20, 2021, between Sterling2K LLC and MSG Entertainment Group, LLC (for the DFO G550) (incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K filed on December 23, 2021).

31.1	Certification by the Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	Certification by the Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1	Certification by the Chief Executive Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2	Certification by the Chief Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101	The following materials from Madison Square Garden Entertainment Corp. Quarterly Report on Form 10-Q for the quarter ended December 31, 2021, formatted in Inline Extensible Business Reporting Language (iXBRL): (i) consolidated balance sheets, (ii) consolidated statements of operations, (iii) consolidated Statements of comprehensive loss, (iv) consolidated statements of cash flows, (v) consolidated statements of equity and redeemable noncontrolling interests, and (vi) notes to consolidated financial statements.
104	The cover page from the Company’s Quarterly Report on Form 10-Q for the quarter ended December 31, 2021 formatted in Inline XBRL and contained in Exhibit 101.
_________________
†    This exhibit is a management contract or a compensatory plan or arrangement.

SIGNATURE
Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on the 9th day of February 2022.

Madison Square Garden Entertainment Corp.

By:	/S/ DAVID F. BYRNES
	Name:	David F. Byrnes
	Title:	Executive Vice President and Chief Financial Officer