Form 10-Q
period 2022-03-31
Madison Square Garden Entertainment Corp.
filed 2022-05-09
CIK 1795250

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
____________________
FORM 10-Q
________________________
(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2022
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). ☐ Yes ☑ No
Number of shares of common stock outstanding as of April 29, 2022:

Class A Common Stock par value $0.01 per share	—	27,346,267
Class B Common Stock par value $0.01 per share	—	6,866,754

MADISON SQUARE GARDEN ENTERTAINMENT CORP.

PART I – FINANCIAL INFORMATION
Item 1. Financial Statements

MADISON SQUARE GARDEN ENTERTAINMENT CORP.
CONSOLIDATED BALANCE SHEETS (Unaudited)
(in thousands)

	March 31, 2022	June 30, 2021
ASSETS
Current Assets:
Cash and cash equivalents	$999,063	$1,516,992
Restricted cash	21,690	22,984
Accounts receivable, net	250,853	184,613
Net related party receivables	58,835	31,916
Prepaid income taxes	3,705	12,772
Prepaid expenses	77,257	67,445
Other current assets	46,771	36,014
Total current assets	1,458,174	1,872,736
Investments in nonconsolidated affiliates	44,697	49,221
Property and equipment, net	2,707,193	2,156,292
Right-of-use lease assets	462,479	280,579
Amortizable intangible assets, net	177,069	198,274
Indefinite-lived intangible assets	63,801	63,801
Goodwill	500,181	502,195
Other assets	166,825	166,781
Total assets	$5,580,419	$5,289,879

See accompanying notes to unaudited consolidated financial statements.

MADISON SQUARE GARDEN ENTERTAINMENT CORP.
CONSOLIDATED BALANCE SHEETS (Unaudited) (Continued)
(in thousands, except per share data)
	March 31, 2022	June 30, 2021
LIABILITIES, REDEEMABLE NONCONTROLLING INTERESTS AND EQUITY
Current Liabilities:
Accounts payable	$40,380	$26,644
Net related party payables, current	76,075	23,173
Current portion of long-term debt, net of deferred financing costs	65,989	53,973
Income taxes payable	—	2,527
Accrued liabilities:
Employee related costs	95,185	91,853
Other accrued liabilities	310,030	210,749
Operating lease liabilities, current	67,012	73,423
Collections due to promoters	46,744	37,877
Deferred revenue	263,494	209,651
Total current liabilities	964,909	729,870
Long-term debt, net of deferred financing costs	1,584,072	1,650,628
Operating lease liabilities, noncurrent	440,319	233,556
Defined benefit and other postretirement obligations	51,424	54,179
Other employee related costs	18,059	21,193
Collections due to promoters, noncurrent	—	6,625
Deferred tax liabilities, net	185,481	200,325
Other liabilities	76,755	75,263
Total liabilities	3,321,019	2,971,639
Commitments and contingencies (see Note 12)
Redeemable noncontrolling interests	137,778	137,834
Madison Square Garden Entertainment Corp. Stockholders’ Equity:
Class A Common stock, par value $0.01, 120,000 shares authorized; 27,341 and 27,093 shares outstanding as of March 31, 2022 and June 30, 2021, respectively	273	271
Class B Common stock, par value $0.01, 30,000 shares authorized; 6,867 shares outstanding as of March 31, 2022 and June 30, 2021	69	69
Preferred stock, par value $0.01, 15,000 shares authorized; none outstanding as of March 31, 2022 and June 30, 2021	—	—
Additional paid-in capital	2,334,271	2,294,775
Accumulated deficit	(190,793)	(96,341)
Accumulated other comprehensive loss	(37,010)	(30,272)
Total Madison Square Garden Entertainment Corp. stockholders’ equity	2,106,810	2,168,502
Nonredeemable noncontrolling interests	14,812	11,904
Total equity	2,121,622	2,180,406
Total liabilities, redeemable noncontrolling interests and equity	$5,580,419	$5,289,879

See accompanying notes to unaudited consolidated financial statements.

MADISON SQUARE GARDEN ENTERTAINMENT CORP.
CONSOLIDATED STATEMENTS OF OPERATIONS (Unaudited)
(in thousands, except share and per share data)

	Three Months Ended		Nine Months Ended
	March 31,		March 31,
	2022	2021	2022	2021
Revenues (a)	$460,127	$214,318	$1,271,076	$553,616
Operating expenses:
Direct operating expenses (b)	262,476	110,022	724,495	301,750
Selling, general and administrative expenses (c)	157,598	103,425	494,714	281,100
Depreciation and amortization	28,639	39,611	88,602	93,698
Impairment and other (gains) losses, net	(5,319)	—	(5,480)	—
Restructuring charges	14,690	—	14,690	21,299
Operating income (loss)	2,043	(38,740)	(45,945)	(144,231)
Other income (expense):
Loss in equity method investments	(1,528)	(2,314)	(4,509)	(5,578)
Interest income	774	792	2,322	2,401
Interest expense	(5,831)	(6,503)	(23,246)	(17,038)
Miscellaneous income (expense), net	(8,449)	27,483	(28,096)	53,932
	(15,034)	19,458	(53,529)	33,717
Loss from operations before income taxes	(12,991)	(19,282)	(99,474)	(110,514)
Income tax benefit (expense)	(6,315)	(6,556)	8,532	(15,715)
Net loss	(19,306)	(25,838)	(90,942)	(126,229)
Less: Net income (loss) attributable to redeemable noncontrolling interests	(442)	(6,860)	4,412	(14,091)
Less: Net loss attributable to nonredeemable noncontrolling interests	(1,373)	(718)	(902)	(2,250)
Net loss attributable to Madison Square Garden Entertainment Corp.’s stockholders	$(17,491)	$(18,260)	$(94,452)	$(109,888)

Basic and diluted loss per common share attributable to Madison Square Garden Entertainment Corp.’s stockholders	$(0.51)	$(0.79)	$(2.76)	$(3.48)
Weighted-average number of common shares outstanding:
Basic and diluted	34,320	34,060	34,230	34,083
_________________
(a)Includes revenues from related parties of $35,259 and $16,291 for the three months ended March 31, 2022 and 2021, respectively, and $70,148 and $23,752 for the nine months ended March 31, 2022 and 2021, respectively.
(b)Includes net charges from related parties of $37,198 and $36,222 for the three months ended March 31, 2022 and 2021, respectively, and $117,186 and $111,409 for the nine months ended March 31, 2022 and 2021, respectively.
(c)Includes net charges to related parties of $(9,635) and $(7,638) for the three months ended March 31, 2022 and 2021, respectively, and $(27,048) and $(28,626) for the nine months ended March 31, 2022 and 2021, respectively.

See accompanying notes to unaudited consolidated financial statements.

MADISON SQUARE GARDEN ENTERTAINMENT CORP.
CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS
(Unaudited)
(in thousands)

	Three Months Ended		Nine Months Ended
	March 31,		March 31,
	2022	2021	2022	2021
Net loss	$(19,306)	$(25,838)	$(90,942)	$(126,229)
Other comprehensive income (loss), before income taxes:
Amortization of prior service credit included in net periodic benefit cost	510	416	1,530	1,310
Cumulative translation adjustments	(5,912)	1,499	(9,844)	27,333
Other comprehensive income (loss), before income taxes	(5,402)	1,915	(8,314)	28,643
Income tax benefit (expense) related to items of other comprehensive income (loss)	1,024	(350)	1,576	(5,334)
Other comprehensive income (loss), net of income taxes	(4,378)	1,565	(6,738)	23,309
Comprehensive loss	(23,684)	(24,273)	(97,680)	(102,920)
Less: Net income (loss) attributable to redeemable noncontrolling interests	(442)	(6,860)	4,412	(14,091)
Less: Net loss attributable to nonredeemable noncontrolling interests	(1,373)	(718)	(902)	(2,250)
Comprehensive loss attributable to Madison Square Garden Entertainment Corp.’s stockholders	$(21,869)	$(16,695)	$(101,190)	$(86,579)

See accompanying notes to unaudited consolidated financial statements.

MADISON SQUARE GARDEN ENTERTAINMENT CORP.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)
(in thousands)

	Nine Months Ended
	March 31,
	2022	2021
Cash flows from operating activities:
Net loss	$(90,942)	$(126,229)
Adjustment to reconcile net loss to net cash provided by (used in) operating activities:
Depreciation and amortization	88,602	93,698
Impairment and other (gains) losses, net	(5,480)	—
Amortization of deferred financing costs	6,548	4,078
Benefit from deferred income taxes	(11,872)	(37,630)
Share-based compensation expense	62,321	57,421
Loss in equity method investments	4,509	5,578
Net unrealized loss (gains) on equity investments with readily determinable fair value	28,303	(52,662)
Provision for credit losses	1,170	31
Other non-cash adjustments	(91)	271
Change in assets and liabilities:
Accounts receivable	(64,496)	(32,588)
Receivables from related parties, net of payables	25,983	(6,939)
Prepaid expenses and other assets	(48,773)	(20,215)
Accounts payable	14,926	(7,207)
Prepaid/payable for income taxes	5,783	1,436
Accrued and other liabilities	8,977	(16,419)
Collections due to promoters, including noncurrent portion	2,242	(6,452)
Deferred revenue	54,195	21,487
Operating lease right-of-use assets and lease liabilities	24,296	8,225
Net cash provided by (used in) operating activities	$106,201	$(114,116)
Cash flows from investing activities:
Capital expenditures, net	$(516,494)	$(324,597)
Capitalized interest	(32,202)	(21,223)
Proceeds from maturity of short-term investments	—	339,110
Proceeds from sale of equity securities	—	22,079
Cash received for notes receivable	—	6,328
Other investing activities	770	137
Net cash (used in) provided by investing activities	$(547,926)	$21,834
See accompanying notes to unaudited consolidated financial statements.

MADISON SQUARE GARDEN ENTERTAINMENT CORP.
CONSOLIDATED STATEMENTS OF CASH FLOWS (Continued)
(Unaudited)
(in thousands)

	Nine Months Ended
	March 31,
	2022	2021
Cash flows from financing activities:
Proceeds from issuance of term loan, net of issuance discount	$—	$630,500
Proceeds from revolving credit facility	—	14,500
Taxes paid in lieu of shares issued for equity-based compensation	(15,652)	(8,208)
Noncontrolling interest holders’ capital contributions	5,400	700
Distributions to noncontrolling interest holders	(3,367)	—
Distributions to related parties associated with the settlement of certain share-based awards	(2,256)	(1,771)
Put option payments to redeemable noncontrolling interest holders	(895)	—
Repayments of revolving credit facility	(15,000)	—
Principal repayments on long-term debt	(45,750)	(31,500)
Payments for financing costs	—	(14,623)
Net cash (used in) provided by financing activities	$(77,520)	$589,598
Effect of exchange rates on cash, cash equivalents and restricted cash	22	7,918
Net (decrease) increase in cash, cash equivalents and restricted cash	(519,223)	505,234
Cash, cash equivalents and restricted cash at beginning of period	1,539,976	1,121,141
Cash, cash equivalents and restricted cash at end of period	$1,020,753	$1,626,375
Non-cash investing and financing activities:
Investments and loans to nonconsolidated affiliates	$731	$—
Capital expenditures incurred but not yet paid	$192,360	$67,954
Share-based compensation capitalized in property and equipment	$2,264	$4,541

See accompanying notes to unaudited consolidated financial statements.

MADISON SQUARE GARDEN ENTERTAINMENT CORP.
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
AND REDEEMABLE NONCONTROLLING INTERESTS
(Unaudited)
(in thousands)

	Three Months Ended March 31, 2022
	Common Stock Issued	Additional Paid-In Capital	Accumulated Deficit	Accumulated Other Comprehensive Loss	Total Madison Square Garden Entertainment Corp. Stockholders’ Equity	Non - redeemable Noncontrolling Interests	Total Equity	Redeemable Noncontrolling Interests
Balance as of December 31, 2021	$342	$2,317,415	$(173,302)	$(32,632)	$2,111,823	$15,992	$2,127,815	$142,004
Net loss	—	—	(17,491)	—	(17,491)	(1,373)	(18,864)	(442)
Other comprehensive loss	—	—	—	(4,378)	(4,378)	—	(4,378)	—
Comprehensive loss	—	—	—	—	(21,869)	(1,373)	(23,242)	(442)
Share-based compensation	—	18,537	—	—	18,537	—	18,537	—
Tax withholding associated with shares issued for equity-based compensation	—	(412)	—	—	(412)	—	(412)	—
Accretion of put options	—	—	—	—	—	—	—	587
Put option payments to redeemable noncontrolling interest holders	—	—	—	—	—	—	—	(895)
Contributions from noncontrolling interest holders	—	—	—	—	—	723	723	—
Distribution to related parties associated with the settlement of certain share-based awards	—	(1,269)	—	—	(1,269)	—	(1,269)	(471)
Distributions to noncontrolling interest holders	—	—	—	—	—	(530)	(530)	(3,005)
Balance as of March 31, 2022	$342	$2,334,271	$(190,793)	$(37,010)	$2,106,810	$14,812	$2,121,622	$137,778

See accompanying notes to unaudited consolidated financial statements.

MADISON SQUARE GARDEN ENTERTAINMENT CORP.
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
AND REDEEMABLE NONCONTROLLING INTERESTS (Continued)
(Unaudited)
(in thousands)
	Three Months Ended March 31, 2021
	Common Stock Issued	Additional Paid-In Capital	Retained Earnings (Accumulated Deficit)	Accumulated Other Comprehensive Loss	Total Madison Square Garden Entertainment Corp. Stockholders’ Equity	Non - redeemable Noncontrolling Interests	Total Equity	Redeemable Noncontrolling Interests
Balance as of December 31, 2020	$340	$2,325,177	$(38,071)	$(28,729)	$2,258,717	$11,171	$2,269,888	$14,543
Reversal of valuation allowance			(1,747)	—	(1,747)	—	(1,747)	—
Net loss	—	—	(18,260)	—	(18,260)	(718)	(18,978)	(6,860)
Other comprehensive income	—	—	—	1,565	1,565	—	1,565	—
Comprehensive loss	—	—	—	—	(16,695)	(718)	(17,413)	(6,860)
Share-based compensation	—	12,608	—	—	12,608	—	12,608	—
Tax withholding associated with shares issued for equity-based compensation	—	(85)	—	—	(85)	—	(85)	—
Accretion of put options	—	—	—	—	—	—	—	587
Contribution from noncontrolling interest holders	—	—	—	—	—	200	200	—
Adjustment of redeemable noncontrolling interest to redemption value	—	(8,728)	—	—	(8,728)	—	(8,728)	8,728
Distribution to related parties associated with the settlement of certain share-based awards granted prior to the Entertainment Distribution	—	(1,273)	—	—	(1,273)	—	(1,273)	(498)
Balance as of March 31, 2021	$340	$2,327,699	$(58,078)	$(27,164)	$2,242,797	$10,653	$2,253,450	$16,500

See accompanying notes to unaudited consolidated financial statements.

MADISON SQUARE GARDEN ENTERTAINMENT CORP.
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
AND REDEEMABLE NONCONTROLLING INTERESTS
(Unaudited)
(in thousands)

	Nine Months Ended March 31, 2022
	Common Stock Issued	Additional Paid-In Capital	Accumulated Deficit	Accumulated Other Comprehensive Loss	Total Madison Square Garden Entertainment Corp. Stockholders’ Equity	Non - redeemable Noncontrolling Interests	Total Equity	Redeemable Noncontrolling Interests
Balance as of June 30, 2021	$340	$2,294,775	$(96,341)	$(30,272)	$2,168,502	$11,904	$2,180,406	$137,834
Net income (loss)	—	—	(94,452)	—	(94,452)	(902)	(95,354)	4,412
Other comprehensive loss	—	—	—	(6,738)	(6,738)	—	(6,738)	—
Comprehensive income (loss)	—	—	—	—	(101,190)	(902)	(102,092)	4,412
Share-based compensation	—	62,824	—	—	62,824	—	62,824	—
Tax withholding associated with shares issued for equity-based compensation	2	(15,654)	—	—	(15,652)	—	(15,652)	—
Adjustment of redeemable noncontrolling interest for change in ownership	—	—	—	—	—	—	—	(7,500)
Redeemable noncontrolling interest adjustment to redemption fair value	—	(6,178)	—	—	(6,178)	—	(6,178)	7,566
Accretion of put options	—	—	—	—	—	—	—	1,761
Put option payments to redeemable noncontrolling interest holders	—	—	—	—	—	—	—	(895)
Contributions from noncontrolling interest holders	—	—	—	—	—	5,400	5,400	—
Distributions to noncontrolling interest holders	—	—	—	—	—	(1,590)	(1,590)	(4,640)
Distribution to related parties associated with the settlement of certain share-based awards	—	(1,496)	—	—	(1,496)	—	(1,496)	(760)
Balance as of March 31, 2022	$342	$2,334,271	$(190,793)	$(37,010)	$2,106,810	$14,812	$2,121,622	$137,778

See accompanying notes to unaudited consolidated financial statements.

MADISON SQUARE GARDEN ENTERTAINMENT CORP.
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
AND REDEEMABLE NONCONTROLLING INTERESTS (Continued)
(Unaudited)
(in thousands)
	Nine Months Ended March 31, 2021
	Common Stock Issued	Additional Paid-In Capital	Retained Earnings	Accumulated Other Comprehensive Loss	Total Madison Square Garden Entertainment Corp. Stockholders’ Equity	Non - redeemable Noncontrolling Interests	Total Equity	Redeemable Noncontrolling Interests
Balance as of June 30, 2020	$338	$2,285,709	$51,727	$(50,473)	$2,287,301	$12,203	$2,299,504	$20,600
Cumulative effect of adoption of ASU 2016-13, credit losses			(480)	—	(480)		(480)
Reversal of valuation allowance	—	—	563	—	563	—	563	—
Net loss	—	—	(109,888)	—	(109,888)	(2,250)	(112,138)	(14,091)
Other comprehensive income	—	—	—	23,309	23,309	—	23,309	—
Comprehensive loss				—	(86,579)	(2,250)	(88,829)	(14,091)
Share-based compensation	—	60,201	—	—	60,201	—	60,201	—
Tax withholding associated with shares issued for equity-based compensation	2	(8,210)	—	—	(8,208)	—	(8,208)	—
Accretion of put options	—	—	—	—	—	—	—	1,761
Adjustment of redeemable noncontrolling interest to redemption value	—	(8,728)	—	—	(8,728)	—	(8,728)	8,728
Contributions from noncontrolling interest holders	—	—	—	—	—	700	700	—
Distribution to related parties associated with the settlement of certain share-based awards granted prior to the Entertainment Distribution	—	(1,273)	—	—	(1,273)	—	(1,273)	(498)
Balance as of March 31, 2021	$340	$2,327,699	$(58,078)	$(27,164)	$2,242,797	$10,653	$2,253,450	$16,500

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
Basis of Presentation
The Company reports on a fiscal year basis ending on June 30th (“Fiscal Year”). In these consolidated financial statements, the years ended on June 30, 2022, 2021 and 2020 are referred to as “Fiscal Year 2022,” “Fiscal Year 2021” and “Fiscal Year 2020”, respectively.
The accompanying interim consolidated financial statements have been prepared in accordance with U.S. generally accepted accounting principles (“GAAP”) for interim financial information and the instruction of Rule 10-01 of Regulation S-X of Securities and Exchange Commission (“SEC”), and should be read in conjunction with the Company’s audited consolidated and combined financial statements and notes thereto for Fiscal Year 2021 included in the Form 10-K and the Company’s consolidated financial statements and notes thereto for the three and six months ended December 31, 2021 included in the Company’s Quarterly Report on Form 10-Q for the fiscal quarter ended December 31, 2021. The consolidated financial statements as of March 31, 2022 and for the three and nine months ended March 31, 2022 and 2021 presented herein are unaudited; however, in the opinion of management, the financial statements reflect all adjustments, consisting solely of normal recurring adjustments, necessary for a fair presentation of the results for the interim periods presented. The results of operations for the periods presented are not necessarily indicative of the results that might be expected for future interim periods or for the full year. As a result of the production of the Christmas Spectacular and arena license fees from MSG Sports in connection with the Knicks and Rangers use of the Garden, the Company generally earns a disproportionate share of its annual revenues in the second and third quarters of its fiscal year. In addition, the Company’s operating results since the third quarter of Fiscal Year 2020 have been negatively impacted due to the COVID-19 pandemic.
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

MADISON SQUARE GARDEN ENTERTAINMENT CORP.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
(Continued)

The results of operations for the eight days ended July 8, 2021 from MSG Networks were immaterial and the Company has included these results in the period for the nine months ended March 31, 2022. The following table provides the impact of the change in reporting entity on the results of operations for the three and nine months ended March 31, 2021 in accordance with Accounting Standards Codification (“ASC”) Subtopic 250-10-50-6:

	Three Months Ended	Nine Months Ended
	March 31, 2021
Decrease in net loss attributable to Madison Square Garden Entertainment Corp.’s stockholders	48,038	163,203
Increase (decrease) in other comprehensive income (loss)	$1,257	$(4,956)
Decrease in net loss per common share attributable to Madison Square Garden Entertainment Corp.’s stockholders (basic and diluted)	$2.28	$8.16
Impact of the COVID-19 Pandemic
The Company’s operations and operating results have been materially impacted by the COVID-19 pandemic (including COVID-19 variants) and actions taken in response by governmental authorities and certain professional sports leagues. For the majority of Fiscal Year 2021, substantially all operations of the Entertainment business were suspended, MSG Networks aired substantially fewer games and Tao Group Hospitality was operating at significantly reduced capacity and demand. Fiscal Year 2022 has also been impacted by the pandemic, with fewer ticketed events at our venues in the first half of the year as compared with Fiscal Year 2019 (the last full fiscal year not impacted by COVID-19) due to the lead-time required to book touring acts and artists, and an increase in cases due to a COVID-19 variant, which resulted in a number of events at our venues being cancelled or postponed in the second and third quarters.
As a result of government-mandated assembly limitations and closures, all of our performance venues were closed beginning in March 2020. Use of The Garden resumed for Knicks and Rangers home games without fans in December 2020 and January 2021, respectively, and was available at 10% seating capacity from February through May 2021 with certain safety protocols and social distancing. Beginning in May 2021, all of our New York performance venues were permitted to host guests at full capacity, subject to certain restrictions, and effective June 2021, The Chicago Theatre was permitted to host events without restrictions. Effective August 17, 2021, all workers and customers in New York City indoor dining, indoor fitness and indoor entertainment facilities, including our venues, were subject to certain vaccination requirements. Following updated regulations, effective January 3, 2022 for the Chicago Theatre, and January 29, 2022 for our New York venues, all guests five and older were required to provide proof that they had received two doses of a two-shot COVID-19 vaccine or one dose of a single-shot vaccine. These requirements were lifted in Chicago, effective February 28, 2022 and in New York effective March 7, 2022, and, as a result, our performance venues no longer require guests to provide proof of COVID-19 vaccination before entering (although specific performers may require enhanced protocols).
For Fiscal Year 2021, the majority of ticketed events at our venues were postponed or cancelled. For the nine months ended March 31, 2022 and as of this date, live events have been permitted to be held at all of our performance venues and we are continuing to host and book new events. As a result of an increase in cases of a COVID-19 variant, select bookings were postponed or cancelled at our performance venues in the second and third quarters of Fiscal Year 2022. Variants of COVID-19 that arise in the future may result in additional postponements or cancellations of bookings at our performance venues.
The impact of the COVID-19 pandemic on our operations also included (i) the partial cancellation of the 2021 production of the Christmas Spectacular, (ii) the cancellation of the 2020 production of the Christmas Spectacular, and (iii) the cancellation of both the 2020 and 2021 Boston Calling Music Festival.
The Company has long-term arena license agreements (the “Arena License Agreements”) with MSG Sports that require the Knicks and Rangers to play their home games at The Garden. As discussed above, capacity restrictions, use limitations and social distancing requirements were in place for the entirety of the Knicks and Rangers 2020-21 regular seasons, which materially impacted the payments we received under the Arena License Agreements for Fiscal Year 2021. On July 1, 2021, the Knicks and Rangers began paying the full amounts provided for under their respective Arena License Agreements. The Knicks and the Rangers each completed their 2021-2022 82-game regular seasons, with the Rangers advancing to the playoffs.

MADISON SQUARE GARDEN ENTERTAINMENT CORP.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
(Continued)
As a result of the COVID-19 pandemic and league and government actions relating thereto, MSG Networks aired substantially fewer NBA and NHL telecasts during Fiscal Year 2021, as compared with Fiscal Year 2019 (the last full fiscal year not impacted by COVID-19), and consequently experienced a decrease in revenues, including a material decrease in advertising revenue. The absence of live sports games also resulted in a decrease in certain MSG Networks expenses, including rights fees, variable production expenses, and advertising sales commissions. MSG Networks has resumed airing full regular season telecast schedules for its five professional teams across both the NBA and NHL, and, as a result, its advertising revenue and certain operating expenses, including rights fees expense, reflect the same.
Disruptions caused by the COVID-19 pandemic had a significant and negative impact on Tao Group Hospitality’s operations and financial performance for Fiscal Year 2021. Due to government actions taken in response to the COVID-19 pandemic, virtually all of Tao Group Hospitality’s venues were closed for approximately three months starting in March 2020. Additionally, three venues were permanently closed. Throughout Fiscal Year 2021, Tao Group Hospitality conducted limited operations at certain venues, subject to significant regulatory requirements, including capacity limits, curfews and social distancing requirements for outdoor and indoor dining. During Fiscal Year 2022, Tao Group Hospitality’s operations have also been impacted by an increase in cases due to a COVID-19 variant, which resulted in reduced operating schedules and reduced demand from guests, including corporate and private event cancellations and postponements in the second and third quarters. As of the date of this filing, Tao Group Hospitality is operating without capacity restrictions in domestic and key international markets.
It is unclear to what extent COVID-19 concerns, including with respect to new variants, could result in new government or league-mandated capacity restrictions or vaccination/mask requirements or impact the use of and/or demand for our entertainment and dining and nightlife venues, demand for our sponsorship and advertising assets, deter our employees and vendors from working at our venues (which may lead to difficulties in staffing) or otherwise materially impact our operations.
Impairment and other (gains) losses, net
For the three months ended March 31, 2022, the Company recorded other gains of $5,319 primarily from extinguishment of lease liabilities associated with a Hakkasan venue. For the nine months ended March 31, 2022, the Company recorded other net gains of $5,480 primarily from the extinguishment and modifications of lease liabilities associated with a Hakkasan venues, offset by an impairment charge of long-lived assets and certain right-of-use assets and leasehold improvements. The duration and impact of the COVID-19 pandemic may result in future impairment charges that management will evaluate as facts and circumstances evolve over time. Refer to Note 9, Note 10 and Note 11 for further detail of the Company’s intangible assets, long-lived assets and goodwill.
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
See Note 2 to the Company’s audited consolidated and combined financial statements and notes thereto for the year ended June 30, 2021 included in the Company’s Annual Report on Form 10-K, regarding the classification of redeemable noncontrolling interests of Tao Group Hospitality.
Use of Estimates
The preparation of the accompanying consolidated financial statements in conformity with GAAP requires management to make estimates and assumptions about future events. These estimates and the underlying assumptions affect the amount of assets and liabilities reported, disclosures about contingent assets and liabilities, and reported amounts of revenues and expenses. Such estimates include the valuation of accounts receivable, provision for credit losses, valuation of investments,

MADISON SQUARE GARDEN ENTERTAINMENT CORP.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
(Continued)
goodwill, intangible assets, other long-lived assets, pension and other postretirement benefit obligations and the related net periodic benefit cost, tax accruals and other assets and liabilities. In addition, estimates are used in revenue recognition, rights fees, income tax, performance and share-based compensation, depreciation and amortization, litigation matters and other matters, as well as in the valuation of contingent consideration and noncontrolling interests resulting from business combination transactions. Management believes its use of estimates in the financial statements to be reasonable.
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
Revenue Recognition — Media Affiliation Fee and Advertising Revenues
The MSG Networks segment generates revenues principally from affiliation fees charged to cable, satellite, telephone and other platforms (“Distributors”) for the right to carry its networks, as well as from the sale of advertising. The MSG Networks advertising revenue is largely derived from the sale of inventory in its live professional sports programming, and as such, a significant share of this revenue has historically been earned in the second and third fiscal quarters. Due to the COVID-19 pandemic, the NBA and NHL 2020-21 regular seasons were delayed and primarily occurred during the third and fourth quarters of Fiscal Year 2021 and will affect the comparability in the second, third and the fourth fiscal quarters of Fiscal Year 2022.
Affiliation fee revenue is earned from Distributors for the right to carry the segment’s networks under contracts, commonly referred to as “affiliation agreements.” The performance obligation under its affiliation agreements is satisfied as MSG Networks provides its programming over the term of the affiliation agreement.
Affiliation fee revenue is the predominant revenue stream of the MSG Networks segment. Substantially all of the MSG Networks’ affiliation agreements are sales-based and usage-based royalty arrangements, the revenue for which is recognized as the sale or usage occurs. The transaction price is represented by affiliation fees that are generally based upon contractual rates applied to the number of the Distributor’s subscribers who receive or can receive the MSG Networks programming. Such subscriber information is generally not received until after the close of the reporting period, and in these cases, the Company estimates the number of subscribers. Historical adjustments to recorded estimates have not been material.
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

MADISON SQUARE GARDEN ENTERTAINMENT CORP.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
(Continued)

Nonmonetary Transactions
The MSG Networks segment enters into nonmonetary transactions, primarily with its Distributors, that involve the exchange of products or services, such as advertising and promotional benefits, for the segment’s services. For arrangements that are subject to sales based and usage-based royalty guidance, MSG Networks measures noncash consideration that it receives at fair value as the sale or usage occurs. For other arrangements, the MSG Networks segment measures the estimated fair value of the noncash consideration that it receives at contract inception. If the MSG Networks segment cannot reasonably estimate the fair value of the noncash consideration, the segment measures the fair value of the consideration indirectly by reference to the standalone selling price of the services promised to the customer in exchange for the consideration as revenues. Total advertising costs for MSG Networks, which includes the aforementioned nonmonetary transactions and which are classified in selling, general and administrative expenses, were $14,521 and $35,193 for the three and nine months ended March 31, 2022, respectively, and $12,852 and $23,029 for the three and nine months ended March 31, 2021, respectively.
Interest Capitalization
For significant long term construction projects, such as MSG Sphere, the Company begins to capitalize qualified interest costs once activities necessary to get the asset ready for its intended use have commenced. The Company calculates qualified interest capitalization using the average amount of accumulated expenditures during the period the asset is being prepared for its intended use and a capitalization rate which is derived from the Company’s weighted average borrowing rate during such time, in the absence of specific borrowings related to the significant long term construction projects. The Company ceases capitalization on any portions substantially completed and ready for their intended use. See Note 9 for further details on interest capitalization during the three and nine months ended March 31, 2022 and 2021.

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
Note 3. Acquisition
Acquisition of Hakkasan
See Note 3 to the Company’s audited consolidated and combined financial statements and notes thereto for the year ended June 30, 2021 included in the Company’s Annual Report on Form 10-K, regarding the details of Tao Group Hospitality’s acquisition of the business (“Hakkasan”) of Hakkasan USA, Inc., a Delaware corporation (“Hakkasan Parent”) on April 27, 2021. During the three months ended September 30, 2021, the Company completed the finalization of a working capital adjustment and net debt against agreed upon targets. As a result, the initial determination of approximately 18% noncontrolling interest ownership of common equity interests in TAO Group Sub-Holdings LLC owned by the Hakkasan Parent was subsequently revised to approximately 15%. The Company continued to own a 77.5% controlling interest in TAO Group Holdings LLC, which, after the ownership adjustments, translated to an approximately 66% indirect controlling interest in TAO Group Sub-Holdings LLC.

MADISON SQUARE GARDEN ENTERTAINMENT CORP.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
(Continued)
As of March 31, 2022, the Company’s ownership interest in TAO Group Holdings LLC had increased to 77.8% in connection with investor put transactions at TAO Group Holdings LLC. The Company’s ownership interest in TAO Group Holdings LLC increased further to 79.1% as of April 1, 2022, when the Company completed investor call transactions at TAO Group Holdings LLC. Tao Group Hospitality’s results will continue to be consolidated in the financial results of the Company.
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
(b)No additional adjustments were recorded during the three months ended March 31, 2022.
Note 4. Restructuring Charges
During the three months ended March 31, 2022, the Company underwent organizational changes. These measures included termination of certain employees and executives. For the three months ended March 31, 2022, the Company recorded $14,690 for restructuring charges related to the termination benefits provided to employees, inclusive of $4,589 of share-based compensation expenses, none of which have been paid as of March 31, 2022 and are shown in accrued severance and additional paid-in-capital on the balance sheet, respectively. The Company recorded $21,299 of restructuring charges during the nine months ended March 31, 2021, all of which has been paid as of March 31, 2022. Such costs are reflected in restructuring charges in the accompanying consolidated and combined statements of operations.

MADISON SQUARE GARDEN ENTERTAINMENT CORP.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
(Continued)
Note 5. Revenue Recognition
Contracts with Customers
See Note 4 to the Company’s audited consolidated and combined financial statements and notes thereto for the year ended June 30, 2021 included in the Company’s Annual Report on Form 10-K, and “— Note 2. Accounting Policies — Summary of Significant Accounting Policies — Revenue Recognition — Media Affiliation Fee and Advertising Revenues” for more information regarding the details of the Company’s revenue recognition policies. All revenue recognized in the consolidated statements of operations is considered to be revenue from contracts with customers in accordance with ASC Topic 606, except for revenues from Arena License Agreements, leases and subleases that are accounted for in accordance with ASC Topic 842 of $31,052 and $62,564 for the three and nine months ended March 31, 2022, respectively, and $12,186 and $15,267 for the three and nine months ended March 31, 2021, respectively.
The following table presents the activity in the allowance for credit losses for the nine months ended March 31, 2022:

Beginning balance, June 30, 2021	$6,449
Provision for expected credit losses	1,170
Write-offs	(2,322)
Ending balance, March 31, 2022	$5,297
Disaggregation of Revenue
The following tables disaggregate the Company’s revenue by major source and reportable segment based upon the timing of transfer of goods or services to the customer, in accordance with ASC Subtopic 606-10-50-5, for the three and nine months ended March 31, 2022 and 2021:

	Three Months Ended
	March 31, 2022
	Entertainment	MSG Networks	Tao Group Hospitality	Eliminations	Total
Event-related and entertainment dining and nightlife offerings (a)	$90,899	$—	$100,150	$—	$191,049
Sponsorship, signage and suite licenses (b)	55,609	2,688	1,372	(633)	59,036
Media related, primarily from affiliation agreements (c)	—	163,247	—	—	163,247
Other (d)	17,025	1,634	7,050	(9,966)	15,743
Total revenues from contracts with customers	$163,533	$167,569	$108,572	$(10,599)	$429,075

	Three Months Ended
	March 31, 2021
	Entertainment	MSG Networks	Tao Group Hospitality	Eliminations	Total
Event-related and entertainment dining and nightlife offerings (a)	$3,710	$—	$11,378	$(570)	$14,518
Sponsorship, signage and suite licenses (b)	4,217	1,555	648	—	6,420
Media related, primarily from affiliation agreements (c)	—	174,657	—	—	174,657
Other (d)	10,844	1,641	764	(6,712)	6,537
Total revenues from contracts with customers	$18,771	$177,853	$12,790	$(7,282)	$202,132

MADISON SQUARE GARDEN ENTERTAINMENT CORP.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
(Continued)

	Nine Months Ended
	March 31, 2022
	Entertainment	MSG Networks	Tao Group Hospitality	Eliminations	Total
Event-related and entertainment dining and nightlife offerings (a)	$268,391	$—	$317,081	$(838)	$584,634
Sponsorship, signage and suite licenses (b)	113,565	5,111	1,997	(1,154)	119,519
Media related, primarily from affiliation agreements (c)	—	459,920	—	—	459,920
Other (d)	31,914	3,992	26,044	(17,511)	44,439
Total revenues from contracts with customers	$413,870	$469,023	$345,122	$(19,503)	$1,208,512

	Nine Months Ended
	March 31, 2021
	Entertainment	MSG Networks	Tao Group Hospitality	Eliminations	Total
Event-related and entertainment dining and nightlife offerings (a)	$5,439	$—	$26,217	$(613)	$31,043
Sponsorship, signage and suite licenses (b)	12,740	2,247	1,134	(211)	15,910
Media related, primarily from affiliation agreements (c)	—	476,672	—	—	476,672
Other (d)	17,735	2,536	3,151	(8,698)	14,724
Total revenues from contracts with customers	$35,914	$481,455	$30,502	$(9,522)	$538,349
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
(b)See Note 4 to the Company’s audited consolidated and combined financial statements and notes thereto for the year ended June 30, 2021 included in the Company’s Annual Report on Form 10-K, for further details on the pattern of recognition of sponsorship, signage and suite license revenues.
(c)See “— Note 2. Accounting Policies — Summary of Significant Accounting Policies — Revenue Recognition — Media Affiliation Fee and Advertising Revenues” for further details on the pattern of recognition of Media affiliation fee and advertising revenues in the MSG Networks segment.
(d)Primarily consists of (i) revenues from sponsorship sales and representation agreements with MSG Sports, (ii) Tao Group Hospitality’s managed venue revenues, and (iii) advertising commission revenues recognized by the Entertainment segment from the MSG Networks segment of $9,621 and $17,016 for the three and nine months ended March 31, 2022, respectively, and $6,637 and $8,456 for the three and nine months ended March 31, 2021, respectively, that are eliminated in consolidation.
In addition to the disaggregation of the Company’s revenue by major source based upon the timing of transfer of goods or services to the customer disclosed above, the following tables disaggregate the Company’s consolidated revenues by type of goods or services in accordance with the required entity-wide disclosure requirements of ASC Subtopic 280-10-50-38 to 40 and the disaggregation of revenue required disclosures in accordance with ASC Subtopic 606-10-50-5 for the three and nine months ended March 31, 2022 and 2021:

MADISON SQUARE GARDEN ENTERTAINMENT CORP.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
(Continued)

	Three Months ended
	March 31, 2022
	Entertainment	MSG Networks	Tao Group Hospitality	Eliminations	Total
Ticketing and venue license fee revenues (a)	$46,867	$—	$—	$—	$46,867
Sponsorship and signage, suite, and advertising commission revenues (b)	79,631	—	—	(10,253)	69,378
Revenues from entertainment dining and nightlife offerings (c)	—	—	108,572	(346)	108,226
Food, beverage and merchandise revenues	36,344	—	—	—	36,344
Media networks revenues (d)	—	167,569	—	—	167,569
Other	691	—	—	—	691
Total revenues from contracts with customers	$163,533	$167,569	$108,572	$(10,599)	$429,075

	Three Months ended
	March 31, 2021
	Entertainment	MSG Networks	Tao Group Hospitality	Eliminations	Total
Ticketing and venue license fee revenues (a)	$2,747	$—	$—	$—	$2,747
Sponsorship and signage, suite, and advertising commission revenues (b)	14,954	—	—	(6,637)	8,317
Revenues from entertainment dining and nightlife offerings (c)	—	—	12,790	(645)	12,145
Food, beverage and merchandise revenues	246	—	—	—	246
Media networks revenues (d)	—	177,853	—	—	177,853
Other	824	—	—	—	824
Total revenues from contracts with customers	$18,771	$177,853	$12,790	$(7,282)	$202,132

	Nine Months Ended
	March 31, 2022
	Entertainment	MSG Networks	Tao Group Hospitality	Eliminations	Total
Ticketing and venue license fee revenues (a)	$172,844	$—	$—	$—	$172,844
Sponsorship and signage, suite, and advertising commission revenues (b)	161,046	—	—	(18,169)	142,877
Revenues from entertainment dining and nightlife offerings (c)	—	—	345,122	(1,334)	343,788
Food, beverage and merchandise revenues	78,032	—	—	—	78,032
Media networks revenues (d)	—	469,023	—	—	469,023
Other	1,948	—	—	—	1,948
Total revenues from contracts with customers	$413,870	$469,023	$345,122	$(19,503)	$1,208,512

MADISON SQUARE GARDEN ENTERTAINMENT CORP.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
(Continued)

	Nine Months Ended
	March 31, 2021
	Entertainment	MSG Networks	Tao Group Hospitality	Eliminations	Total
Ticketing and venue license fee revenues (a)	$4,445	$—	$—	$—	$4,445
Sponsorship and signage, suite, and advertising commission revenues (b)	29,943	—	—	(8,667)	21,276
Revenues from entertainment dining and nightlife offerings (c)	—	—	30,502	(855)	29,647
Food, beverage and merchandise revenues	139	—	—	—	139
Media networks revenues (d)	—	481,455	—	—	481,455
Other	1,387	—	—	—	1,387
Total revenues from contracts with customers	$35,914	$481,455	$30,502	$(9,522)	$538,349
_________________
(a)Amounts include ticket sales, including other ticket-related revenue, and venue license fees from the Company’s events such as (i) concerts, (ii) the presentation of the Christmas Spectacular, and (iii) other live entertainment and sporting events.
(b)Amounts include (i) revenues from sponsorship sales and representation agreements with MSG Sports and (ii) advertising commission revenues recognized by the Entertainment segment from the MSG Networks segment of $9,621 and $17,016 for the three and nine months ended March 31, 2022, respectively, and $6,637 and $8,456 for the three and nine months ended March 31, 2021, respectively, that are eliminated in consolidation.
(c)Primarily consist of revenues from (i) entertainment dining and nightlife offerings and (ii) venue management agreements.
(d)Primarily consist of affiliation fees from Distributors and, to a lesser extent, advertising revenues through the sale of commercial time and other advertising inventory during MSG Networks programming.
Contract Balances
The timing of revenue recognition, billings and cash collections results in billed receivables, contract assets and contract liabilities on the consolidated balance sheets. The following table provides information about contract balances from the Company’s contracts with customers as of March 31, 2022 and June 30, 2021:

	March 31,	June 30,
	2022	2021
Receivables from contracts with customers, net (a)	$253,584	$185,112
Contract assets, current (b)	$17,722	$7,052
Contract assets, non-current (b)	$585	$87
Deferred revenue, including non-current portion (c)	$264,233	$210,187
_________________
(a)Receivables from contracts with customers, which are reported in Accounts receivable, net and Net related party receivables in the Company’s consolidated balance sheets, represent the Company’s unconditional rights to consideration under its contracts with customers. As of March 31, 2022 and June 30, 2021, the Company’s receivables from contracts with customers above included $10,041 and $4,848, respectively, related to various related parties. See Note 19 for further details on related party arrangements.
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

MADISON SQUARE GARDEN ENTERTAINMENT CORP.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
(Continued)
(c)Deferred revenue primarily relates to the Company’s receipt of consideration from customers in advance of the Company’s transfer of goods or services to those customers. Deferred revenue is reduced and the related revenue is recognized once the underlying goods or services are transferred to a customer. Revenue recognized for the nine months ended March 31, 2022 relating to the contract liability balance (primarily deferred revenue) as of June 30, 2021 was $126,473.
Transaction Price Allocated to the Remaining Performance Obligations
The following table depicts the estimated revenue expected to be recognized, based on current projections, in the future related to performance obligations that are unsatisfied (or partially unsatisfied) as of March 31, 2022. This primarily relates to performance obligations under sponsorship and suite license arrangements and to a lesser extent, non-variable affiliation fee arrangements that have original expected durations longer than one year and the consideration is not variable. For arrangements with variable consideration, such variability is based on the Company’s ability to deliver the underlying benefits as dictated by the related contractual provisions. In developing the estimated revenue, the Company applies the allowable practical expedient and does not disclose information about remaining performance obligations that have original expected durations of one year or less.

Fiscal Year 2022 (remainder)	$74,248
Fiscal Year 2023	183,766
Fiscal Year 2024	151,275
Fiscal Year 2025	101,176
Fiscal Year 2026	70,259
Thereafter	87,174
$667,898
Note 6. Computation of Loss per Common Share
The following table presents a reconciliation of weighted-average shares used in the calculations of basic and diluted loss per common share attributable to the Company’s stockholders (“EPS”).

	Three Months Ended		Nine Months Ended
	March 31,		March 31,
	2022	2021	2022	2021
Net loss attributable to Madison Square Garden Entertainment Corp.’s stockholders (numerator):
Net loss attributable to Madison Square Garden Entertainment Corp.’s stockholders	$(17,491)	$(18,260)	(94,452)	$(109,888)
Adjustment of redeemable noncontrolling interest to redemption value	—	(8,728)	—	(8,728)
Net loss attributable to Madison Square Garden Entertainment Corp.’s stockholders for EPS:	$(17,491)	$(26,988)	$(94,452)	$(118,616)

Weighted-average shares (denominator):
Weighted-average shares for basic and diluted EPS (a)	34,320	34,060	34,230	34,083

Basic and diluted loss per common share attributable to Madison Square Garden Entertainment Corp.’s stockholders	$(0.51)	$(0.79)	$(2.76)	$(3.48)
_________________
(a)All restricted stock units and stock options were excluded from the above table because the Company reported a net loss for the periods presented and, therefore, their impact on reported loss per share would have been antidilutive. See Note 16 for further detail.

MADISON SQUARE GARDEN ENTERTAINMENT CORP.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
(Continued)
Note 7. Cash, Cash Equivalents and Restricted Cash
The following table provides a summary of the amounts recorded as cash, cash equivalents and restricted cash.

	As of
	March 31, 2022	June 30, 2021	March 31, 2021	June 30, 2020
Captions on the consolidated balance sheets:
Cash and cash equivalents	$999,063	$1,516,992	$1,601,765	$1,103,392
Restricted cash (a)	21,690	22,984	24,610	17,749
Cash, cash equivalents and restricted cash on the consolidated statements of cash flows	$1,020,753	$1,539,976	$1,626,375	$1,121,141
_________________
(a)See Note 2 to the Company’s audited consolidated and combined financial statements and notes thereto for the year ended June 30, 2021 included in the Company’s Annual Report on Form 10-K, for more information regarding the nature of restricted cash.
Note 8. Investments in Nonconsolidated Affiliates
The Company’s investments in nonconsolidated affiliates, which are accounted for under the equity method of accounting and equity investments without readily determinable fair values in accordance with ASC Topic 323, Investments - Equity Method and Joint Ventures and ASC Topic 321, Investments - Equity Securities, respectively, consisted of the following:

	Ownership Percentage	Investment
March 31, 2022
Equity method investments:
SACO Technologies Inc. (“SACO”)	30%	$32,387
Others		5,313
Equity securities without readily determinable fair values (a)		6,997
Total investments in nonconsolidated affiliates		$44,697

June 30, 2021
Equity method investments:
SACO	30%	$36,265
Others		6,204
Equity securities without readily determinable fair values (a)		6,752
Total investments in nonconsolidated affiliates		$49,221
_________________
(a)In accordance with the ASC Topic 321, Investments - Equity Securities, the Company applies the measurement alternative to its equity investments without readily determinable fair values. Under the measurement alternative, equity securities without readily determinable fair values are accounted for at cost, adjusted for impairment and changes resulting from observable price fluctuations in orderly transactions for the identical or a similar investment of the same issuer. For the three and nine months ended March 31, 2022 and 2021, the Company did not have impairment charges or change in carrying value recorded to its equity securities without readily determinable fair values.

MADISON SQUARE GARDEN ENTERTAINMENT CORP.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
(Continued)
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
The cost basis and the carrying fair value of these investments, which are reported under Other assets in the accompanying consolidated balance sheets as of March 31, 2022 and June 30, 2021, are as follows:

	March 31, 2022
Equity Investment with Readily Determinable Fair Values	Shares / Units Held	Cost Basis	Carrying value / Fair value
Townsquare Class A common stock	583	$4,221	$7,458
Townsquare Class C common stock	2,625	19,001	33,574
DraftKings common stock	869	6,036	16,929
Total		$29,258	$57,961

	June 30, 2021
Equity Investment with Readily Determinable Fair Values	Shares / Units Held	Cost Basis	Carrying value / Fair value
Townsquare Class A common stock	583	$4,221	$7,435
Townsquare Class C common stock	2,625	19,001	33,469
DraftKings common stock	869	6,036	45,360
Total		$29,258	$86,264

The following table summarizes the realized and unrealized gain (loss) on equity investments with readily determinable fair value for the three and nine months ended March 31, 2022 and 2021:

	Three Months Ended		Nine Months Ended
	March 31,		March 31,
	2022	2021	2022	2021
Unrealized gain (loss)— Townsquare	$(1,732)	$13,057	$129	$20,083
Unrealized gain (loss) — DraftKings	(6,956)	12,842	(28,432)	34,906
Realized gain (loss) — DraftKings	—	332	—	(2,327)
	$(8,688)	$26,231	$(28,303)	$52,662

MADISON SQUARE GARDEN ENTERTAINMENT CORP.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
(Continued)
Note 9. Property and Equipment
As of March 31, 2022 and June 30, 2021, property and equipment consisted of the following:

	March 31, 2022	June 30, 2021
Land	$146,344	$150,750
Buildings	997,340	996,295
Equipment	426,857	405,835
Aircraft	38,093	38,090
Furniture and fixtures	39,592	40,660
Leasehold improvements	232,931	214,678
Construction in progress (a)	1,786,817	1,194,525
	3,667,974	3,040,833
Less accumulated depreciation and amortization	(960,781)	(884,541)
	$2,707,193	$2,156,292
_________________
(a)Interest is capitalized during the construction period for significant long term construction projects. The Company capitalizes interest within the Entertainment segment in connection with the construction of MSG Sphere in Las Vegas. For the three and nine months ended March 31, 2022, the Company capitalized $12,272 and $32,202 of interest, respectively. As disclosed on the Company’s Form 10-K/A filed on February 9, 2022 for the Fiscal Year 2021, the Company determined that the application of ASC Topic 835-20 (Capitalization of Interest) required that a portion of the interest incurred under the Company’s credit facilities should have been capitalized during the periods that the Company had been capitalizing costs related to MSG Sphere at the Venetian (the “accounting error”), which capitalization of such costs began in 2017. As a result, the previously reported consolidated statements of operation of the Company for the three and nine months ended March 31, 2021 have been revised to correct this immaterial accounting error by decreasing the Company’s previously reported interest expense by $13,312 and $21,223, respectively.
The increase in Construction in progress is primarily associated with the development and construction of MSG Sphere in Las Vegas. The property and equipment balances above include $192,360 and $106,990 of capital expenditure accruals (primarily related to MSG Sphere construction) as of March 31, 2022 and June 30, 2021, respectively, which are reflected in Other accrued liabilities in the accompanying consolidated balance sheets.
Depreciation and amortization expense on property and equipment was $24,273 and $75,494 for the three and nine months ended March 31, 2022, respectively, and $21,695 and $68,284 for the three and nine months ended March 31, 2021, respectively.
During the nine months ended March 31, 2022, Tao Group Hospitality recorded an impairment charge for leasehold improvements of $3,269 due to decisions made by management to cease operations at certain venues subsequent to the Hakkasan acquisition date. Refer to Note 10 for further detail of the Company’s impairment related to leases.

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
As of March 31, 2022, the Company’s existing operating leases, which are recorded on the accompanying financial statements, have remaining lease terms ranging from 0.3 years to 35.0 years. In certain instances, leases include options to renew, with varying option terms in each case. The exercise of lease renewal options is generally at the Company’s discretion and is considered in the Company’s assessment of the respective lease term. The Company’s lease agreements do not contain material residual value guarantees or material restrictive covenants.
The following table summarizes the ROU assets and lease liabilities recorded on the Company’s consolidated balance sheets as of March 31, 2022 and June 30, 2021:

MADISON SQUARE GARDEN ENTERTAINMENT CORP.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
(Continued)

	Line Item in the Company’s Consolidated Balance Sheet	March 31, 2022	June 30, 2021
Right-of-use assets:
Operating leases	Right-of-use lease assets	$462,479	$280,579
Lease liabilities:
Operating leases, current	Operating lease liabilities, current	$67,012	$73,423
Operating leases, noncurrent	Operating lease liabilities, noncurrent	440,319	233,556
Total lease liabilities		$507,331	$306,979
The following table summarizes the activity recorded within the Company’s consolidated statements of operations for the three and nine months ended March 31, 2022 and 2021:

		Three Months Ended
	Line Item in the Company’s Consolidated and Combined Statement of Operations	March 31,
		2022	2021
Operating lease cost	Direct operating expenses	$10,181	$6,959
Operating lease cost	Selling, general and administrative expenses	8,043	6,428
Variable lease cost	Direct operating expenses	1,712	978
Variable lease cost	Selling, general and administrative expenses	16	14
Total lease cost		$19,952	$14,379

		Nine Months Ended
	Line Item in the Company’s Consolidated Statement of Operations	March 31,
		2022	2021
Lease cost, operating leases	Direct operating expenses	$32,140	$19,911
Lease cost, operating leases	Selling, general and administrative expenses	22,187	19,331
Variable lease cost	Direct operating expenses	3,804	1,569
Variable lease cost	Selling, general and administrative expenses	45	52
Total lease cost		$58,176	$40,863
Supplemental Information
For the nine months ended March 31, 2022 and 2021, cash paid for amounts included in the measurement of operating lease liabilities was $47,009 and $40,787, respectively. For the nine months ended March 31, 2022, the Company recorded new operating lease liabilities of $337,590 arising from obtaining right-of-use lease assets including (i) the renewal of the Radio City Music Hall and Beacon Theatre leases, and to a lesser extent, reflecting (ii) leases associated with MSG Sphere development, net of tenant incentives, (iii) a lease agreement with the existing landlord for the Company’s New York corporate office space, which extended the term for certain existing office space in use, and (iv) an aviation lease. For the nine months ended March 31, 2022, the Company received approximately $15,580 of the aforementioned tenant incentives, through a cash receipt from the landlord and payments by the landlord for capital expenditures on behalf of the Company. For the nine months ended March 31, 2021, the Company did not enter into new leases.

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
For the three months ended March 31, 2022, the Company recorded a net gain of $5,074 resulting from the extinguishment of lease liabilities associated with a Hakkasan venue of Tao Group Hospitality. For the nine months ended March 31, 2022 the Company recorded other net gains of $2,151 primarily from the extinguishment of lease liabilities and right-of-use lease assets associated with certain Hakkasan venues of Tao Group Hospitality due to decisions made by management to cease operations.
As of March 31, 2022, the weighted average remaining lease term for operating leases recorded on the accompanying consolidated balance sheet was 12.6 years. The weighted average discount rate was 6.41% as of March 31, 2022 and represented the Company’s estimated incremental borrowing rate, assuming a secured borrowing, based on the remaining lease term at the time of either (i) adoption of the standard, (ii) upon entering a new lease or (iii) the period in which the lease term expectation was modified.
Maturities of operating lease liabilities as of March 31, 2022 are as follows:

Fiscal Year 2022 (remainder)	$10,571
Fiscal Year 2023	77,668
Fiscal Year 2024	78,861
Fiscal Year 2025	56,572
Fiscal Year 2026	33,254
Thereafter	500,083
Total lease payments	757,009
Less imputed interest	249,678
Total lease liabilities	$507,331
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

MADISON SQUARE GARDEN ENTERTAINMENT CORP.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
(Continued)
Arena License Agreements, the lease terms relate to non-consecutive periods of use when MSG Sports uses The Garden for their professional sports teams’ home games, and operating lease revenue is therefore recognized ratably as events occur.
The Arena License Agreements provide that license fees are not required to be paid by MSG Sports during periods when The Garden is unavailable for use due to a force majeure event. As a result of government-mandated suspension of events at The Garden beginning on March 13, 2020 due to the impact of the COVID-19 pandemic, The Garden was not available for use by MSG Sports from the effective date of the Arena License Agreements through the first quarter of Fiscal Year 2021, and, accordingly, the Company did not record any operating lease revenue for this arrangement during the first quarter of Fiscal Year 2021. Use of The Garden resumed for Knicks and Rangers home games without fans in December 2020 and January 2021, respectively, and was available at 10% seating capacity from February through May 2021 when it became available at 100% seating capacity. The Company recorded $29,616 and $58,798 of revenues under the Arena License Agreements for the three and nine months ended March 31, 2022, respectively, and $11,443 and $13,028 for the three and nine months ended March 31, 2021. In addition, the Company recorded revenues from third party and related party lease and sublease arrangements of $1,436 and $3,766 for the three and nine months ended March 31, 2022, respectively, and $743 and $2,239 for the three and nine months ended March 31, 2021, respectively.
Note 11. Goodwill and Intangible Assets
The carrying amount of goodwill as of March 31, 2022 and June 30, 2021 are as follows:

	Entertainment	MSG Networks	Tao Group Hospitality	Total
Balance as of June 30, 2021	$74,309	$424,508	$3,378	$502,195
Measurement period adjustment (a)	—	—	(2,014)	(2,014)
Balance as of March 31, 2022	$74,309	$424,508	$1,364	$500,181
_________________
(a)During the three months ended September 30, 2021, the Company recorded an adjustment to reflect a measurement period adjustment in connection with the acquisition of Hakkasan by Tao Group Hospitality. Upon the finalization of the closing statement during the first quarter of Fiscal Year 2022, the noncontrolling interest owned by Hakkasan Parent in TAO Group Sub-Holdings LLC was reduced from approximately 18% as initially estimated to approximately 15%. Such change resulted in a decrease in the Company’s redeemable noncontrolling interest of $7,500, a decrease in Goodwill of $480 as included above, and a decrease in amortizable intangibles of approximately $7,020 related to trade names and venue management contracts. Additionally, the Company wrote-off a previously reported accrual of $1,534, which resulted in an additional decrease in Goodwill of $1,534, also included above. See Note 3 to the Company’s audited consolidated and combined financial statements and notes thereto for the year ended June 30, 2021 included in the Company’s Annual Report on Form 10-K, regarding the details of the acquisition of Hakkasan. No additional adjustments were recorded during the three months ended March 31, 2022.
During the first quarter of Fiscal Year 2022, the Company performed its annual impairment test of goodwill and determined that there were no impairments of goodwill identified as of the impairment test date.
The carrying amount of indefinite-lived intangible assets, all of which are within the Entertainment segment, as of March 31, 2022 and June 30, 2021 were as follows:

Trademarks	$61,881
Photographic related rights	1,920
Total	$63,801
During the first quarter of Fiscal Year 2022, the Company performed its annual impairment test of indefinite-lived intangible assets and determined that there were no impairments of indefinite-lived intangibles identified as of the impairment test date.

MADISON SQUARE GARDEN ENTERTAINMENT CORP.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
(Continued)
The Company’s intangible assets subject to amortization are as follows:

March 31, 2022	Gross	Accumulated Amortization	Net
Trade names	$112,990	$(29,661)	$83,329
Venue management contracts	85,512	(22,085)	63,427
Affiliate relationships	83,044	(58,816)	24,228
Non-compete agreements	9,000	(8,087)	913
Festival rights	8,080	(3,100)	4,980
Other intangibles	4,217	(4,025)	192
	$302,843	$(125,774)	$177,069

June 30, 2021	Gross	Accumulated Amortization	Net
Trade names	$121,000	$(25,605)	$95,395
Venue management contracts	85,700	(17,518)	68,182
Affiliate relationships	83,044	(56,221)	26,823
Non-compete agreements	9,000	(6,913)	2,087
Festival rights	8,080	(2,696)	5,384
Other intangibles	4,217	(3,814)	403
	$311,041	$(112,767)	$198,274
Amortization expense for intangible assets was $4,366 and $13,108 for the three and nine months ended March 31, 2022, respectively, and $17,916 and $25,414 for three and nine month ended March 31, 2021, respectively.
Note 12. Commitments and Contingencies
Commitments
See Note 12 to the Company’s audited consolidated and combined financial statements and notes thereto for the year ended June 30, 2021 included in the Company’s Annual Report on Form 10-K, for details on the Company’s off-balance sheet commitments. The Company’s off-balance sheet commitments as of June 30, 2021 included a total of $3,646,250 of contract obligations (primarily related to media rights agreements) from the MSG Networks segment, as a result of the Merger, as follows:

Fiscal Year 2022	$276,707
Fiscal Year 2023	273,370
Fiscal Year 2024	253,485
Fiscal Year 2025	246,013
Fiscal Year 2026	249,584
Thereafter	2,347,091
$3,646,250
During the three and nine months ended March 31, 2022, the Company did not have any material changes in its non-cancelable contractual obligations other than activities in the ordinary course of business. See Note 14 for details of the principal repayments required under the Company’s various credit facilities, including the MSG Networks Senior Secured Credit Facilities (as defined below), and Note 10 for details on the commitments under the Company’s lease obligations.

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
Six complaints involved allegations of fiduciary breaches in connection with the negotiation and approval of the Merger and have since been consolidated into two remaining litigations.
On September 10, 2021, the Court of Chancery entered an order consolidating two derivative complaints filed by purported Company stockholders. The consolidated action is captioned: In re Madison Square Garden Entertainment Corp. Stockholders Litigation, C.A. No. 2021-0468-KSJM. The consolidated plaintiffs filed their Verified Consolidated Derivative Complaint on October 11, 2021. The complaint, which names the Company as only a nominal defendant, retains all of the derivative claims and alleges that the members of the board of directors and controlling stockholders violated their fiduciary duties in the course of negotiating and approving the Merger. Plaintiffs seek, among other relief, an award of damages to the Company including interest, and plaintiffs’ attorneys’ fees. The Company and other defendants filed answers to the complaint on December 30, 2021, and are currently engaged in responding to the consolidated plaintiffs’ discovery requests. Pursuant to the indemnity rights in its bylaws and Delaware law, the Company is advancing the costs incurred by defendants in this action, and defendants may assert indemnification rights in respect of any adverse judgment or settlement of the action.
On September 27, 2021, the Court of Chancery entered an order consolidating four complaints filed by purported stockholders of MSG Networks Inc. The consolidated action is captioned: In re MSG Networks Inc. Stockholder Class Action Litigation, C.A. No. 2021-0575-KSJM. The consolidated plaintiffs filed their Verified Consolidated Stockholder Class Action Complaint on October 29, 2021. The complaint asserts claims on behalf of a putative class of former MSG Networks Inc. stockholders against each member of the board of directors of MSG Networks Inc. prior to the Merger. Plaintiffs allege that the MSG Networks Inc. board of directors and controlling stockholders breached their fiduciary duties in negotiating and approving the Merger. The Company is not named as a defendant. Plaintiffs seek, among other relief, monetary damages for the putative class and plaintiffs’ attorneys’ fees. Defendants to the MSG Networks Inc. consolidated action filed answers to the complaint on December 30, 2021 and are currently engaged in responding to the plaintiffs’ discovery requests. Pursuant to the indemnity rights in its bylaws and Delaware law, the Company is advancing the costs incurred by defendants in this action, and defendants may assert indemnification rights in respect of any adverse judgment or settlement of the action.
On March 3, 2022 the Court of Chancery approved a case schedule, governing the two consolidated actions, which set tentative trial dates for April 2023.
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
Note 13. Fair Value Measurements
The following table presents the Company’s assets that are measured at fair value within Level I of the fair value hierarchy on a recurring basis using observable inputs that reflect quoted prices for identical assets in active markets. These assets include (i) cash equivalents in money market accounts, time deposits and U.S. treasury bills, and (ii) equity investments with readily determinable fair value:

MADISON SQUARE GARDEN ENTERTAINMENT CORP.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
(Continued)

	Line Item on Consolidated Balance Sheet	March 31, 2022	June 30, 2021
Assets:
Money market accounts, time deposits and U.S. treasury bills (a)	Cash and cash equivalents	$938,703	$1,361,729
Equity investments with readily determinable fair value (b)	Other assets	57,961	86,264
Total assets measured at fair value		$996,664	$1,447,993
_________________
(a)The carrying amount of the Company’s cash equivalents in money market accounts, time deposits, and U.S. treasury bills approximate fair value due to their short-term maturities.
(b)See Note 8 for more information on the Company’s equity investments with readily determinable fair value in Townsquare and DraftKings.
In addition to the table above, the carrying value and fair value of the Company’s financial instruments reported in the accompanying consolidated balance sheets are as follows:

	March 31, 2022		June 30, 2021
	Carrying Value	Fair Value	Carrying Value	Fair Value
Liabilities
Current and non-current portion of long-term debt under the MSG Networks Term Loan Facility (a)	$1,010,625	$1,000,519	$1,047,750	$1,042,510
Current and non-current portion of long-term debt under the National Properties Term Loan Facility (a)	$641,875	$645,084	$646,750	$669,386
Current and non-current portion of long-term debt under the Tao Credit Facilities (a)	$25,000	$24,862	$43,750	$43,851
_________________
(a)On October 11, 2019, MSGN Holdings, L.P., certain MSGN Holdings, L.P. subsidiaries and certain MSG Networks Inc. subsidiaries entered into an amended and restated credit facility consisting of a $1,100,000 five-year term loan facility and a $250,000 five-year revolving credit facility. On May 23, 2019, TAO Group Intermediate Holdings LLC and TAO Group Operating LLC entered into a $40,000 five-year term loan facility and a $25,000 five-year term revolving facility. In November 2020, MSG National Properties and certain subsidiaries of the Company entered into a five-year $650,000 term loan facility. The Company’s long-term debt is classified within Level II of the fair value hierarchy as it is valued using quoted indices of similar securities for which the inputs are readily observable. See Note 14 for more information and outstanding balances on this long-term debt.
Note 14. Credit Facilities
MSG Networks Senior Secured Credit Facilities
On September 28, 2015, MSGN Holdings, L.P. (“MSGN L.P.”), MSGN Eden, LLC, an indirect subsidiary of the Company (through the Merger) and the general partner of MSGN L.P., Regional MSGN Holdings LLC, an indirect subsidiary of the Company and the limited partner of MSGN L.P. (collectively with MSGN Eden, LLC, the “MSGN Holdings Entities”), and certain subsidiaries of MSGN L.P. entered into a credit agreement (the “MSGN Former Credit Agreement”) with a syndicate of lenders. The MSGN Former Credit Agreement provided MSGN L.P. with senior secured credit facilities that consisted of: (a) an initial $1,550,000 term loan facility and (b) a $250,000 revolving credit facility.
On October 11, 2019, MSGN L.P., the MSGN Holdings Entities and certain subsidiaries of MSGN L.P. amended and restated the MSGN Former Credit Agreement in its entirety (the “MSGN Credit Agreement”). The MSGN Credit Agreement provides MSGN L.P. with senior secured credit facilities (as amended, the “MSG Networks Senior Secured Credit Facilities”) consisting

MADISON SQUARE GARDEN ENTERTAINMENT CORP.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
(Continued)
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
Borrowings under the MSGN Credit Agreement bear interest at a floating rate, which at the option of MSGN L.P. may be either (i) a base rate plus an additional rate ranging from 0.25% to 1.25% per annum (determined based on a total net leverage ratio) (the “MSGN Base Rate”), or (ii) a Eurodollar rate plus an additional rate ranging from 1.25% to 2.25% per annum (determined based on a total net leverage ratio) (the “MSGN Eurodollar Rate”). Upon a payment default in respect of principal, interest or other amounts due and payable under the MSGN Credit Agreement or related loan documents, default interest will accrue on all overdue amounts at an additional rate of 2.00% per annum. The MSGN Credit Agreement requires that MSGN L.P. pay a commitment fee ranging from 0.225% to 0.30% (determined based on a total net leverage ratio) in respect of the average daily unused commitments under the MSGN Revolving Credit Facility. MSGN L.P. will also be required to pay customary letter of credit fees, as well as fronting fees, to banks that issue letters of credit. The interest rate on the MSGN Term Loan Facility as of March 31, 2022 was 1.96%.
The MSGN Credit Agreement generally requires the MSGN Holdings Entities and MSGN L.P. and its restricted subsidiaries on a consolidated basis to comply with a maximum total leverage ratio of 5.50:1.00, subject, at the option of MSGN L.P. to an upward adjustment to 6.00:1.00 during the continuance of certain events. In addition, the MSGN Credit Agreement requires a minimum interest coverage ratio of 2.00:1.00 for the MSGN Holdings Entities and MSGN L.P. and its restricted subsidiaries on a consolidated basis. All borrowings under the MSGN Credit Agreement are subject to the satisfaction of customary conditions, including absence of a default and accuracy of representations and warranties. As of March 31, 2022, the MSGN Holdings Entities and MSGN L.P. and its restricted subsidiaries on a consolidated basis were in compliance with the covenants. As of March 31, 2022, there were no letters of credit issued and outstanding under the MSGN Revolving Credit Facility. As of March 31, 2022, there was $1,010,625 outstanding under the MSGN Term Loan Facility, and no borrowings under the MSGN Revolving Credit Facility.
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

MADISON SQUARE GARDEN ENTERTAINMENT CORP.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
(Continued)
National Properties Term Loan Facility
On November 12, 2020, MSG National Properties, LLC (“MSG National Properties”) an indirect, wholly-owned subsidiary of the Company, MSG Entertainment Group, LLC (“MSG Entertainment Group”) and certain subsidiaries of MSG National Properties entered into a 5-year $650,000 senior secured term loan facility (the “National Properties Term Loan Facility”). The proceeds of the National Properties Term Loan Facility may be used to fund working capital needs, for general corporate purposes of MSG National Properties and its subsidiaries, and to make distributions to MSG Entertainment Group.
The National Properties Term Loan Facility includes a minimum liquidity covenant, pursuant to which MSG National Properties and its restricted subsidiaries are required to maintain a specified minimum level of average daily liquidity, consisting of cash and cash equivalents and available revolving commitments, over the last month of each quarter. Following the first anniversary of the closing of the facility in November 2021, the minimum liquidity level was reduced to $200,000. If at any time the total leverage ratio of MSG National Properties and its restricted subsidiaries is less than 5.00 to 1.00 as of the end of any four consecutive fiscal quarter period or MSG National Properties obtains an investment grade rating, the minimum liquidity level is permanently reduced to $50,000. As of March 31, 2021, the trailing twelve month AOI (as defined under the National Properties Term Loan Facility) for MSG National Properties and its restricted subsidiaries was negative and therefore, the minimum liquidity level continues to be $200,000.
Subject to customary notice and minimum amount conditions, the Company may voluntarily repay outstanding loans under the National Properties Term Loan Facility at any time, in whole or in part (subject to customary breakage costs with respect to LIBOR loans) subject to a prepayment premium equal to (i) for the initial 18-month period following the facility’s effective date, 2.0% of the principal amount prepaid plus the amount of interest that would have been payable on such principal amount from the date of such prepayment through the end of such 18-month period, (ii) after the initial 18-month period but on or prior to the three year anniversary of the effective date, 2.0% of the principal amount prepaid, (iii) after the three year anniversary but on or prior to the four year anniversary of the effective date, 1.0% of the principal amount prepaid and (iv) after the 4th anniversary, 0%. The principal obligations under the National Properties Term Loan Facility are to be repaid in quarterly installments in an aggregate amount equal to 1.00% per annum (0.25% per quarter), with the balance due at the maturity of the facility. The National Properties Term Loan Facility will mature on November 12, 2025. Borrowings under the National Properties Term Loan Facility bear interest at a floating rate, which at the option of MSG National Properties may be either (i) a base rate plus a margin of 5.25% per annum or (ii) LIBOR, with a floor of 0.75%, plus a margin of 6.25% per annum. The interest rate on the National Properties Term Loan Facility as of March 31, 2022 was 7.00%. As of March 31, 2022, there was $641,875 outstanding under the National Properties Term Loan Facility.
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

MADISON SQUARE GARDEN ENTERTAINMENT CORP.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
(Continued)
(viii) amend their respective organizational documents; (ix) merge or consolidate; and (x) make certain dispositions. As of March 31, 2022, MSG National Properties and its restricted subsidiaries were in compliance with the covenants of the National Properties Term Loan Facility.
Tao Credit Facilities
On May 23, 2019, TAO Group Intermediate Holdings LLC (“TAOIH” or “Intermediate Holdings”) and TAO Group Operating LLC (“TAOG” or “Senior Borrower”), entered into a credit agreement (the “Tao Senior Credit Agreement”) with JPMorgan Chase Bank, N.A., as administrative agent, collateral agent and a letter of credit issuer, and the lenders party thereto. Together the Tao Senior Credit Agreement and a $49,000 intercompany subordinated credit agreement that matures in August 2024 (the “Tao Subordinated Credit Agreement”) between a subsidiary of the Company and TAO Group Sub-Holdings LLC, a subsidiary of TAO Group Holdings, LLC, replaced the Senior Borrower’s prior credit agreement dated January 31, 2017 (“2017 Tao Credit Agreement”). On June 15, 2020, the Company entered into the second amendment to the Tao Subordinated Credit Agreement, which provided an additional $22,000 of intercompany loan borrowing availability under the Tao Subordinated Credit Agreement. The net intercompany loan outstanding balance under the Tao Subordinated Credit Agreement, as amended, was $63,000 as of March 31, 2022. The balances and interest-related activities pertaining to the Tao Subordinated Credit Agreement, as amended, have been eliminated in the consolidated financial statements in accordance with ASC Topic 810, Consolidation.
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
The Tao Senior Credit Agreement requires TAOIH to comply with a maximum total leverage ratio of 4.00:1.00 and a maximum senior leverage ratio of 3.00:1.00 from the closing date until December 31, 2021 and a maximum total leverage ratio of 3.50:1.00 and a maximum senior leverage ratio of 2.50:1.00 from and after December 31, 2021. In addition, there is a minimum fixed charge coverage ratio of 1.25:1.00 for TAOIH. On August 6, 2020, TAOG and TAOIH entered into an amendment to the Tao Senior Credit Agreement, which suspended the application of the financial maintenance covenants thereunder, modified certain restrictive covenants therein through December 31, 2021, modified the applicable interest rates and increased the minimum liquidity requirement for the outstanding balance of $33,750 under the Tao Term Loan Facility and for the $25,000 availability under the Tao Revolving Credit Facility. As of January 1, 2022, such financial maintenance and restrictive covenant suspensions are no longer in effect. TAOIH and its restricted subsidiaries must maintain a minimum consolidated liquidity, consisting of cash and cash equivalents and available revolving commitments, at all times of $10,000. In addition, in connection with the amendment, the Company, through its direct wholly owned subsidiary, MSG Entertainment Group, entered into a guarantee and reserve account agreement (i) to guarantee the obligations of TAOG under the Tao Senior Credit Agreement, (ii) to establish and grant a security interest in a reserve account that initially held a deposit of approximately $9,800 and (iii) with a covenant to maintain a minimum liquidity requirement of no less than $75,000 at all times. There was no balance in the reserve account as of March 31, 2022. As of March 31, 2022, TAOG, TAOIH and the restricted subsidiaries were in compliance with the covenants of the Tao Senior Credit Agreement.
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

MADISON SQUARE GARDEN ENTERTAINMENT CORP.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
(Continued)
Borrowings under the Tao Senior Credit Agreement bear interest at a floating rate, which at the option of the Senior Borrower may be either (a) a base rate plus an additional rate ranging from 1.50% to 2.50% per annum (determined based on a total leverage ratio) (the “Tao Base Rate”), or (b) a Eurocurrency rate plus an additional rate ranging from 2.50% to 3.50% per annum (determined based on a total leverage ratio) (the “Tao Eurocurrency Rate”), provided that through March 31, 2022, the additional rate used in calculating the floating rate was (i) 1.50% per annum for borrowings bearing the Tao Base Rate, and (ii) 2.50% per annum for borrowings bearing the Eurocurrency Rate. The Tao Senior Credit Agreement requires TAOG to pay a commitment fee of 0.50% in respect of the daily unused commitments under the Tao Revolving Credit Facility. TAOG is also required to pay customary letter of credit fees, as well as fronting fees, to banks that issue letters of credit pursuant to the Tao Senior Credit Agreement. The interest rate on the Tao Senior Credit Agreement as of March 31, 2022 was 2.96%. There was no borrowing outstanding under the Tao Revolving Credit Facility as of March 31, 2022. Tao Group Hospitality utilized $750 of the Tao Revolving Credit Facility for issuance of letters of credit and the remaining borrowing available as of March 31, 2022 was $24,250. As of March 31, 2022, there was $25,000 outstanding under the Tao Term Loan Facility.
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
Principal Repayments
Long-term debt maturities over the next five years for the outstanding balance under the MSG Networks Senior Secured Credit Facilities, National Properties Term Loan Facility and Tao Credit Facilities as of March 31, 2022 were:

	MSG Networks Senior Secured Credit Facilities	National Properties Term Loan Facility	Tao Credit Facilities	Total
Fiscal Year 2022 (remainder)	$12,375	1,625	$2,500	$16,500
Fiscal Year 2023	66,000	6,500	10,000	82,500
Fiscal Year 2024	82,500	6,500	12,500	101,500
Fiscal Year 2025	849,750	6,500	—	856,250
Fiscal Year 2026	—	620,750	—	620,750
Thereafter	—	—	—	—
	$1,010,625	$641,875	$25,000	$1,677,500
The following table summarizes the outstanding balances under the MSG Networks Senior Secured Credit Facilities, National Properties Term Loan Facility and Tao Credit Facilities as well as the related deferred financing costs in the accompanying consolidated balance sheets as of March 31, 2022 and June 30, 2021:

MADISON SQUARE GARDEN ENTERTAINMENT CORP.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
(Continued)

	March 31, 2022			June 30, 2021
	Principal	Unamortized Deferred Financing Costs	Net	Principal	Unamortized Deferred Financing Costs	Net
Current portion
MSG Networks Senior Secured Credit Facilities	$57,750	$(1,239)	$56,511	$49,500	$(1,255)	$48,245
National Properties Term Loan Facility	6,500	(6,783)	(283)	6,500	(6,783)	(283)
Tao Term Loan Facility	10,000	(239)	9,761	6,250	(239)	6,011
Current portion of long-term debt, net of deferred financing costs	$74,250	$(8,261)	$65,989	$62,250	$(8,277)	$53,973

	March 31, 2022			June 30, 2021
	Principal	Unamortized Deferred Financing Costs	Net (a)	Principal	Unamortized Deferred Financing Costs	Net (a)
Noncurrent portion
MSG Networks Senior Secured Credit Facilities	$952,875	$(1,788)	$951,087	$998,250	$(2,715)	$995,535
National Properties Term Loan Facility	635,375	(17,731)	617,644	640,250	(22,819)	617,431
Tao Term Loan Facility	15,000	(296)	14,704	22,500	(475)	22,025
Tao Revolving Credit Facility	—	—	—	15,000	—	15,000
Long-term debt, net of deferred financing costs	$1,603,250	$(19,815)	$1,583,435	$1,676,000	$(26,009)	$1,649,991
_________________
(a)In addition to the outstanding balance associated with the MSG Networks Senior Secured Credit Facilities, the Tao Term Loan Facility, the Tao Revolving Credit Facility and the National Properties Term Loan Facility disclosed above, the Company’s long-term debt, net of deferred financing costs in the accompanying consolidated balance sheets of $1,584,072 and $1,650,628 as of March 31, 2022 and June 30, 2021, respectively, also includes $637 related to a note with respect to a loan received by BCE from its noncontrolling interest holder that matures in April 2023.
Unamortized deferred financing costs associated with MSGN Revolving Credit Facility and Tao Revolving Credit Facility are presented under the captions Other current assets and Other assets in the accompanying consolidated balance sheets.
Supplemental cash flows information
During the nine months ended March 31, 2022 and 2021, interest payments and loan principal repayments made by the Company under the MSG Networks Senior Secured Credit Facilities, National Properties Term Loan Facility, and Tao Senior Credit Agreement for term loan and revolving credit facilities were as follows:

MADISON SQUARE GARDEN ENTERTAINMENT CORP.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
(Continued)

	Interest Payments (a)		Loan Principal Repayments
	Nine Months Ended		Nine Months Ended
	March 31, 2022	March 31, 2021	March 31, 2022	March 31, 2021
MSG Networks Senior Secured Credit Facilities	$13,238	$14,102	$37,125	$26,125
National Properties Term Loan Facility	34,917	11,643	4,875	1,625
Tao Credit Facilities	589	826	18,750	3,750
	$48,744	$26,571	$60,750	$31,500
_________________
(a)See Note 2 and Note 9 for further details on interest capitalization during the three and nine months ended March 31, 2022, and 2021. Interest payments, net of capitalized interest, were $16,542 and $5,348 for the nine months ended March 31, 2022 and 2021.
Note 15. Pension Plans and Other Postretirement Benefit Plan
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
Defined Benefit Pension Plans and Postretirement Benefit Plans
The following tables present components of net periodic benefit cost for the Pension Plans and Postretirement Plans included in the accompanying consolidated statements of operations for the three and nine months ended March 31, 2022 and 2021. Service cost is recognized in direct operating expenses and selling, general and administrative expenses. All other components of net periodic benefit cost are reported in miscellaneous expense, net.

	Pension Plans		Postretirement Plans
	Three Months Ended		Three Months Ended
	March 31,		March 31,
	2022	2021	2022	2021
Service cost	$118	$121	$16	$22
Interest cost	1,190	1,101	20	19
Expected return on plan assets	(1,719)	(1,509)	—	—
Recognized actuarial loss	501	396	9	20
Net periodic benefit cost	$90	$109	$45	$61

MADISON SQUARE GARDEN ENTERTAINMENT CORP.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
(Continued)

	Pension Plans		Postretirement Plans
	Nine Months Ended		Nine Months Ended
	March 31,		March 31,
	2022	2021	2022	2021
Service cost	$354	$365	$48	$66
Interest cost	3,570	3,304	60	57
Expected return on plan assets	(5,157)	(4,527)	—	—
Recognized actuarial loss	1,503	1,250	27	60
Net periodic (benefit) cost	$270	$392	$135	$183

Defined Contribution Pension Plans
For the three and nine months ended March 31, 2022 and 2021, expenses related to the Savings Plans and Union Savings Plan included in the accompanying consolidated statements of operations are as follows:

Savings Plans				Union Savings Plan
Three Months Ended		Nine Months Ended		Three Months Ended		Nine Months Ended
March 31,		March 31,		March 31,		March 31,
2022	2021	2022	2021	2022	2021	2022	2021
$2,095	$241	$6,589	$3,318	$24	$17	$45	$36
Note 16. Share-based Compensation
See Note 16 to the Company’s audited consolidated and combined financial statements and notes thereto for the year ended June 30, 2021 included in the Form 10-K for more information regarding MSG Sports equity award programs (the “MSG Sports Stock Plans”) and MSG Entertainment equity award programs. Prior to the Merger, share-based compensation awards were also granted under the MSG Networks Inc. 2010 Employee Stock Plan, as amended, and the MSG Networks Inc. 2010 Stock Plan for Non-Employee Directors (collectively, “MSGN Equity Incentive Plans”). Upon exercise of stock options or vesting of time-based restricted stock units and performance condition based restricted stock units, collectively referred to as “RSUs,” under MSGN Equity Incentive Plans, shares were either issued from MSG Networks Inc.’s unissued reserved stock or from treasury stock.
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
Share-based compensation expense was $18,622 and $62,321 for the three and nine months ended March 31, 2022, respectively, and $11,437 and $57,421 for the three and nine months ended March 31, 2021, respectively. The total share-based compensation expense as shown for the three and nine month periods ended March 31, 2022 includes $4,589 which was reclassified to restructuring cost on the face of the Consolidated Statements of Operations, as detailed in Note 4. In addition, capitalized share-based compensation expense was $2,264 and $4,541 for the nine months ended March 31, 2022 and 2021, respectively.
RSUs and stock options information is presented herein as if the Company and MSG Networks Inc. had been combined for all periods presented, unless otherwise noted.

MADISON SQUARE GARDEN ENTERTAINMENT CORP.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
(Continued)
Restricted Stock Units Award Activity
The following table summarizes activity related to holders (including (i) Company employees and (ii) MSG Sports employees that received share-based awards prior to the Entertainment Distribution) of the Company’s RSUs for the nine months ended March 31, 2022:

	Number of		Weighted-Average Fair Value Per Share at Date of Grant
	Nonperformance Based Vesting RSUs (In Thousands)	Performance Based Vesting RSUs (In Thousands)
Unvested award balance, June 30, 2021	683	701	$76.15
Granted	445	422	$79.07
Performance Award Conversion	223	(223)	$82.63
Vested	(391)	(77)	$85.22
Forfeited	(29)	(27)	$76.39
Unvested award balance, March 31, 2022	931	796	$75.15
The fair value of RSUs that vested during the nine months ended March 31, 2022 was $36,940. Upon delivery, RSUs granted under the Employee Stock Plan were net share-settled to cover the required statutory tax withholding obligations. To fulfill the employees’ required statutory tax withholding obligations for the applicable income and other employment taxes, 205 of these RSUs, with an aggregate value of $16,336, were retained by the Company during the nine months ended March 31, 2022, of which 6 of these RSUs, with an aggregate value of $477, related to MSG Sports employees.
Stock Options Award Activity
Compensation expense for the Company’s existing stock options is determined based on the grant date fair value of the award calculated using the Black-Scholes options-pricing model. Stock options generally vest over a three year service period and expire 7.5 to 10 years from the date of grant.
The following table summarizes activity related to the Company’s stock options held by employees for the nine months ended March 31, 2022:

	Number of Time Vesting Options (In Thousands)	Number of Performance Based Vesting Options (In Thousands)	Weighted-Average Exercise Price Per Share	Weighted-Average Remaining Contractual Term (In Years)	Aggregate Intrinsic Value (In Thousands)
Balance as of June 30, 2021	409	315	$103.88
Performance Award Conversion	315	(315)	$109.76
Balance as of March 31, 2022	724	—	$103.88	3.71	$1,781
Exercisable as of March 31, 2022	597	—	$108.29	3.45	$1,781

MADISON SQUARE GARDEN ENTERTAINMENT CORP.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
(Continued)
Note 17. Accumulated Other Comprehensive Loss
The following table details the components of accumulated other comprehensive loss:

	Three Months Ended March 31, 2022
	Pension Plans and Postretirement Plans	Cumulative Translation Adjustments	Accumulated Other Comprehensive Loss
Balance as of December 31, 2021	$(44,596)	$11,964	$(32,632)
Other comprehensive loss	—	(5,912)	(5,912)
Amounts reclassified from accumulated other comprehensive loss (a)	510	—	510
Income tax benefit (expense)	2,675	(1,651)	1,024
Other comprehensive income (loss)	3,185	(7,563)	(4,378)
Balance as of March 31, 2022	$(41,411)	$4,401	$(37,010)

	Three Months Ended March 31, 2021
	Pension Plans and Postretirement Plans	Cumulative Translation Adjustments	Accumulated Other Comprehensive Loss
Balance as of December 31, 2020	$(39,598)	$10,869	$(28,729)
Other comprehensive income	—	1,499	1,499
Amounts reclassified from accumulated other comprehensive loss (a)	416	—	416
Income tax expense	(76)	(274)	(350)
Other comprehensive income	340	1,225	1,565
Balance as of March 31, 2021	$(39,258)	$12,094	$(27,164)

	Nine Months Ended March 31, 2022
	Pension Plans and Postretirement Plans	Cumulative Translation Adjustments	Accumulated Other Comprehensive Loss
Balance as of June 30, 2021	$(45,425)	$15,153	$(30,272)
Other comprehensive loss	—	(9,844)	(9,844)
Amounts reclassified from accumulated other comprehensive loss (a)	1,530	—	1,530
Income tax benefit (expense)	2,484	(908)	1,576
Other comprehensive income (loss)	4,014	(10,752)	(6,738)
Balance as of March 31, 2022	$(41,411)	$4,401	$(37,010)

MADISON SQUARE GARDEN ENTERTAINMENT CORP.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
(Continued)

	Nine Months Ended March 31, 2021
	Pension Plans and Postretirement Plans	Cumulative Translation Adjustments	Accumulated Other Comprehensive Loss
Balance as of June 30, 2020	$(40,248)	$(10,225)	$(50,473)
Other comprehensive income	—	27,333	27,333
Amounts reclassified from accumulated other comprehensive loss (a)	1,310	—	1,310
Income tax expense	(320)	(5,014)	(5,334)
Other comprehensive income	990	22,319	23,309
Balance as of March 31, 2021	$(39,258)	$12,094	$(27,164)
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
In general, the Company is required to use an estimated annual effective tax rate to measure the tax benefit or tax expense recognized in an interim period. The estimated annual effective tax rate is revised on a quarterly basis.
Income tax expense for the three months ended March 31, 2022 of $6,315 differs from the income tax benefit derived from applying the statutory federal rate of 21% to the pretax loss primarily due to (i) tax expense of $4,444 related to nondeductible officers’ compensation, (ii) state income tax expense of $3,243 and (iii) tax expense of $381 related to noncontrolling interests, partially offset by (iv) a tax benefit of $1,312 resulting from a decrease in the valuation allowance.
Income tax benefit for the nine months ended March 31, 2022 of $8,532 differs from the income tax benefit derived from applying the statutory federal rate of 21% to the pretax loss primarily due to (i) tax expense of $10,213 related to nondeductible officers’ compensation, (ii) tax expense of $9,742 to write off the deferred tax for certain transaction costs associated with the Merger, partially offset by (iii) a tax benefit of $3,772 resulting from a decrease in the valuation allowance, (iv) a tax benefit of $1,998 resulting from a change in the estimated applicable tax rate used to measure deferred taxes, (v) state income tax benefit of $1,824 and (vi) tax benefit of $737 related to noncontrolling interests.

Income tax expense for the three months ended March 31, 2021 of $6,556 differs from the income tax benefit derived from applying the statutory federal rate of 21% to the pretax loss primarily due to (i) tax expense of $7,154 resulting from an increase in the valuation allowance, (ii) tax expense of $1,592 relating to noncontrolling interests and (iii) tax expense of $1,285 related to nondeductible officers’ compensation, partially offset by state income tax benefit of $231.

Income tax expense for the nine months ended March 31, 2021 of $15,715 differs from the income tax benefit derived from applying the statutory federal rate of 21% to the pretax loss primarily due to (i) tax expense of $25,713 resulting from an increase in the valuation allowance, (ii) tax expense of $6,846 resulting from a change in the estimated applicable tax rate used to measure deferred taxes, (iii) tax expense of $6,796 related to nondeductible officers’ compensation, and (iv) tax expense of $3,432 related to noncontrolling interests, partially offset by state income tax benefit of $5,497.

MADISON SQUARE GARDEN ENTERTAINMENT CORP.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
(Continued)
In assessing the realizability of deferred tax assets, management considers whether it is more likely than not that some portion of all of the deferred tax asset will not be realized. As of March 31, 2022, based on current facts and circumstances, management believes that it is more likely than not that the Company will not realize the benefit for a portion of its deferred tax asset. Accordingly, a partial valuation allowance has been recorded as of March 31, 2022. The Company will continue to assess the realizability of its deferred tax assets on a quarterly basis.
During the nine months ended March 31, 2022 the Company received income tax refunds, net of payments, of $3,887. During the nine months ended March 31, 2021, the Company made income tax payments, net of refunds, of $77,393.
Note 19. Related Party Transactions
As of March 31, 2022, members of the Dolan family including trusts for members of the Dolan family (collectively, the “Dolan Family Group”), for purposes of Section 13(d) of the Securities Exchange Act of 1934, as amended, collectively beneficially owned 100% of the Company’s outstanding Class B Common Stock and approximately 5.0% of the Company’s outstanding Class A Common Stock (inclusive of options exercisable within 60 days of the date hereof). Such shares of the Company’s Class A Common Stock and Class B Common Stock, collectively, represent approximately 72.6% of the aggregate voting power of the Company’s outstanding common stock. Members of the Dolan family are also the controlling stockholders of MSG Sports and AMC Networks Inc. (“AMC Networks”).
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
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
(Continued)
•Aircraft time sharing agreements (discussed below); and
•Other agreements with MSG Sports entered into in connection with the Entertainment Distribution such as a distribution agreement, a tax disaffiliation agreement, an employee matters agreement, a trademark license agreement and certain other arrangements.
Further, the Company shares certain executive support costs, including office space, executive assistants, security and transportation costs, for (i) the Company’s Executive Chairman and Chief Executive Officer with MSG Sports and (ii) the Company’s Vice Chairman with MSG Sports and AMC Networks. Prior to April 1, 2022, the Company also shared such costs for the Company’s former President with MSG Sports.
The Company is a party to various aircraft arrangements. Pursuant to certain Aircraft Support Services Agreements (the “Support Agreements”), the Company provides certain aircraft support services to entities controlled by (i) Charles F. Dolan, a director, and certain of his children, who are siblings of James L. Dolan, the Company’s Executive Chairman, Chief Executive Officer and a director, specifically: Thomas C. Dolan (a director of the Company), Deborah Dolan-Sweeney, Patrick F. Dolan, Marianne Dolan Weber (a director of the Company), and Kathleen M. Dolan, and (ii) Patrick F. Dolan, the son of Charles F. Dolan and brother of James L. Dolan.
The Company is party to reciprocal time sharing/dry lease agreements with Charles F. Dolan and Sterling2k LLC (collectively, “CFD”), an entity owned and controlled by Deborah Dolan-Sweeney, the daughter of Charles F. Dolan and the sister of James L. Dolan, pursuant to which the Company has agreed from time to time to make its aircraft available to CFD and CFD has agreed from time to time to make their aircraft available to the Company. Pursuant to the terms of the agreement, CFD may lease on a non-exclusive, “time sharing” basis, certain Company aircraft.
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
The Company was also party to (i) a reciprocal time sharing/dry lease agreement with Quart 2C, LLC (“Q2C”), a company controlled by James L. Dolan and Kristin A. Dolan, his spouse and a director of the Company, pursuant to which the Company from time to time made its aircraft available to Q2C, and Q2C, from time to time made its aircraft available to the Company, and (ii) an aircraft support services agreement with an entity controlled by James L. Dolan, pursuant to which the Company provided certain aircraft support services. These agreements were no longer effective as of December 21, 2021.
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
As of March 31, 2022 and June 30, 2021, the Company had $853 and $792, respectively, of notes payable with respect to a loan received by BCE from its noncontrolling interest holder. See Note 14 for further information.

MADISON SQUARE GARDEN ENTERTAINMENT CORP.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
(Continued)
The Company has also entered into certain commercial agreements with its equity method investment nonconsolidated affiliates in connection with MSG Sphere. For the nine months ended March 31, 2022 and 2021, the Company recorded $83,318 and $32,654, respectively, of capital expenditures in connection with services provided to the Company under these agreements. As of March 31, 2022 and June 30, 2021, accrued capital expenditures associated with related parties were $25,482 and $6,921, respectively, and are reported under other accrued liabilities in the accompanying consolidated balance sheets.
Revenues and Operating Expenses (Credits)
The following table summarizes the composition and amounts of the transactions with the Company’s affiliates. These amounts are reflected in revenues and operating expenses in the accompanying consolidated statements of operations for the three and nine months ended March 31, 2022 and 2021:

	Three Months Ended March 31,		Nine Months Ended March 31,
	2022	2021	2022	2021
Revenues	$35,259	$16,291	$70,148	$23,752
Operating expenses (credits):
Direct operating — media rights fees	$40,948	$35,007	$122,206	$108,971
Direct operating — revenue sharing expenses	1,075	181	3,060	277
Direct operating — reimbursement under Arena License Arrangement	(6,812)	(174)	(13,276)	(1,415)
General and administrative with MSG Sports — net of TSA credits	(9,159)	(8,476)	(28,888)	(29,379)
Direct operating — origination, master control and technical services	1,232	1,208	3,648	3,576
Other operating expenses, net	279	838	3,388	753
Revenues
In connection with the Entertainment Distribution, the Company entered into Arena License Agreements with MSG Sports that, among other things, require the Knicks and the Rangers to play their home games at The Garden in exchange for fixed annual license fees scheduled to be paid monthly over the term of the agreements. The Company accounts for these license fees as operating lease revenue given that the Company provides MSG Sports with the right to direct the use of and obtain substantially all of the economic benefit from The Garden during Knicks and Rangers home games. As further detailed in Note 10, operating lease revenue is recognized on a straight-line basis over the lease term, adjusted pursuant to the terms of the Arena License Agreements. In the case of the Arena License Agreements, the lease terms relate to non-consecutive periods of use when MSG Sports uses The Garden for their professional sports teams’ home games, and operating lease revenue is therefore recognized ratably as events occur.
The Arena License Agreements provide that license fees are not required to be paid by MSG Sports during periods when The Garden is unavailable for use due to a force majeure event (including when events at The Garden were suspended as a result of government-mandated assembly limitations and closures due to the COVID-19 pandemic) and that the license fees be reduced when The Garden is available with certain capacity restrictions (including when The Garden was available at 10% seating capacity from February through May 2021 as a result of government-mandated assembly limitations due to the COVID-19 pandemic). As of July 1, 2021, the Knicks and Rangers began paying the full amounts provided for their respective Arena License Agreements. The Company recorded $29,616 and $58,798 of revenues under the Arena License Agreements for the three and nine months ended March 31, 2022, respectively.

MADISON SQUARE GARDEN ENTERTAINMENT CORP.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
(Continued)
In addition to the Arena License Agreements discussed above, the Company’s revenues from related parties primarily reflected sponsorship sales and service representation agreements with MSG Sports of $7,027 and $14,207 during the three and nine months ended March 31, 2022, respectively and $4,442 and $9,088 during the three and nine months ended March 31, 2021, respectively. The Company also earned sublease revenue from related parties of $611 and $1,834 during the three and nine months ended March 31, 2022, respectively and $611 and $1,840 during the three and nine months ended March 31, 2021, respectively. These related party revenues were partially offset by approximately $3,225 and $6,351 of merchandise revenue sharing with MSG Sports during the three and nine months ended March 31, 2022, respectively.
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
General and administrative operating expenses with MSG Sports, net of TSA credits included in the table above primarily reflect charges from the Company to MSG Sports pursuant to the TSA of $9,159 and $28,888 for the three and nine months ended March 31, 2022, respectively, and $8,476 and $29,379 for the three and nine months ended March 31, 2021, respectively.
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

MADISON SQUARE GARDEN ENTERTAINMENT CORP.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
(Continued)

		Three Months Ended March 31, 2022
		Entertainment	MSG Networks	Tao Group Hospitality	Purchase accounting adjustments	Inter-segment eliminations	Total
Revenues		$194,585	$167,569	$108,572	$—	$(10,599)	$460,127
Direct operating expenses		110,688	87,174	63,783	1,622	(791)	262,476
Selling, general and administrative expenses		94,603	32,237	40,376	—	(9,618)	157,598
Depreciation and amortization		18,522	1,764	6,490	1,863	—	28,639
Impairment and other (gains) losses, net		(245)	—	(5,074)	—	—	(5,319)
Restructuring charges		14,238	452	—	—	—	14,690
Operating income (loss)		$(43,221)	$45,942	$2,997	$(3,485)	$(190)	$2,043
Loss in equity method investments							(1,528)
Interest income							774
Interest expense							(5,831)
Miscellaneous expense, net	(a)						(8,449)
Loss from operations before income taxes							$(12,991)
Reconciliation of operating loss to adjusted operating income (loss):
Operating income (loss)		$(43,221)	$45,942	$2,997	$(3,485)	$(190)	$2,043
Add back:
Non-cash portion of arena license fees from MSG Sports		(12,073)	—	—	—	—	(12,073)
Share-based compensation		10,399	1,758	1,876	—	—	14,033
Depreciation and amortization		18,522	1,764	6,490	1,863	—	28,639
Amortization for capitalized cloud computing costs		38	43	—	—	—	81
Merger and acquisition related costs		1,647	866	247	—	—	2,760
Impairment and other (gains) losses, net		(245)	—	(5,074)	—	—	(5,319)
Restructuring charges		14,238	452	—	—	—	14,690
Other purchase accounting adjustments		—	—	—	1,622	—	1,622
Adjusted operating income (loss)		$(10,695)	$50,825	$6,536	$—	$(190)	$46,476
Other information:
Capital expenditures		$200,958	$320	$5,295	$—	$—	$206,573

MADISON SQUARE GARDEN ENTERTAINMENT CORP.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
(Continued)

		Three Months Ended March 31, 2021
		Entertainment	MSG Networks	Tao Group Hospitality	Purchase accounting adjustments	Inter-segment eliminations	Total
Revenues		$30,957	$177,853	$12,790	$—	$(7,282)	$214,318
Direct operating expenses		24,644	74,392	10,480	887	(381)	110,022
Selling, general and administrative expenses		67,286	31,743	11,025	—	(6,629)	103,425
Depreciation and amortization		19,081	1,833	1,130	17,567	—	39,611
Operating income (loss)		$(80,054)	$69,885	$(9,845)	$(18,454)	$(272)	$(38,740)
Loss in equity method investments							(2,314)
Interest income							792
Interest expense							(6,503)
Miscellaneous income, net	(a)						27,483
Loss from operations before income taxes							$(19,282)
Reconciliation of operating loss to adjusted operating income (loss):
Operating income (loss)		$(80,054)	$69,885	$(9,845)	$(18,454)	$(272)	$(38,740)
Add back:
Non-cash portion of arena license fees from MSG Sports		(7,564)	—	—	—	—	(7,564)
Share-based compensation		6,799	3,324	1,314	—	—	11,437
Depreciation and amortization		19,081	1,833	1,130	17,567	—	39,611
Merger and acquisition related costs		11,267	1,238	2,764	—	—	15,269
Other purchase accounting adjustments		—	—	—	887	—	887
Adjusted operating income (loss)		$(50,471)	$76,280	$(4,637)	$—	$(272)	$20,900
Other information:
Capital expenditures		$102,026	$447	$295	$—	$—	$102,768

MADISON SQUARE GARDEN ENTERTAINMENT CORP.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
(Continued)

		Nine Months Ended March 31, 2022
		Entertainment	MSG Networks	Tao Group Hospitality	Purchase accounting adjustments	Inter-segment eliminations	Total
Revenues		$476,434	$469,023	$345,122	$—	$(19,503)	$1,271,076
Direct operating expenses		294,333	241,521	185,756	4,745	(1,860)	724,495
Selling, general and administrative expenses		279,081	117,404	115,155	—	(16,926)	494,714
Depreciation and amortization		57,202	5,317	19,111	6,972	—	88,602
Impairment and other (gains) losses, net		(245)	—	(4,699)	(536)	—	(5,480)
Restructuring charges		14,238	452	—	—	—	14,690
Operating income (loss)		$(168,175)	$104,329	$29,799	$(11,181)	$(717)	$(45,945)
Loss in equity method investments							(4,509)
Interest income							2,322
Interest expense							(23,246)
Miscellaneous expense, net	(a)						(28,096)
Loss from operations before income taxes							$(99,474)
Reconciliation of operating loss to adjusted operating income (loss):
Operating income (loss)		$(168,175)	$104,329	$29,799	$(11,181)	$(717)	$(45,945)
Add back:
Non-cash portion of arena license fees from MSG Sports		(23,962)	—	—	—	—	(23,962)
Share-based compensation		36,697	15,290	5,745	—	—	57,732
Depreciation and amortization		57,202	5,317	19,111	6,972	—	88,602
Amortization for capitalized cloud computing costs		45	131	—	—	—	176
Merger and acquisition related costs		17,095	24,941	247	—	—	42,283
Impairment and other (gains) losses, net		(245)	—	(4,699)	(536)	—	(5,480)
Restructuring charges		14,238	452	—	—	—	14,690
Other purchase accounting adjustments		—	—	—	4,745	—	4,745
Adjusted operating income (loss)		$(67,105)	$150,460	$50,203	$—	$(717)	$132,841
Other information:
Capital expenditures		$500,714	$2,369	$16,566	$—	$—	$519,649

MADISON SQUARE GARDEN ENTERTAINMENT CORP.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
(Continued)

		Nine Months Ended March 31, 2021
		Entertainment	MSG Networks	Tao Group Hospitality	Purchase accounting adjustments	Inter-segment eliminations	Total
Revenues		$51,181	$481,455	$30,502	$—	$(9,522)	$553,616
Direct operating expenses		71,668	196,497	31,288	2,735	(438)	301,750
Selling, general and administrative expenses		185,666	75,962	27,759	—	(8,287)	281,100
Depreciation and amortization		60,341	5,463	3,739	24,155	—	93,698
Restructuring charges		21,299	—	—	—	—	21,299
Operating income (loss)		$(287,793)	$203,533	$(32,284)	$(26,890)	$(797)	$(144,231)
Loss in equity method investments							(5,578)
Interest income							2,401
Interest expense							(17,038)
Miscellaneous income, net	(a)						53,932
Loss from operations before income taxes							$(110,514)
Reconciliation of operating loss to adjusted operating income (loss):
Operating income (loss)		$(287,793)	$203,533	$(32,284)	$(26,890)	$(797)	$(144,231)
Add back:
Non-cash portion of arena license fees from MSG Sports		(8,740)	—	—	—	—	(8,740)
Share-based compensation		39,606	14,217	3,598	—	—	57,421
Depreciation and amortization		60,341	5,463	3,739	24,155	—	93,698
Merger and acquisition related costs		11,479	1,238	2,764	—	—	15,481
Impairment and other (gains) losses, net		—	—	—	—	—	—
Restructuring charges		21,299	—	—	—	—	21,299
Other purchase accounting adjustments		—	—	—	2,735	—	2,735
Adjusted operating income (loss)		$(163,808)	$224,451	$(22,183)	$—	$(797)	$37,663
Other information:
Capital expenditures		$320,370	$2,980	$1,247	$—	$—	$324,597

MADISON SQUARE GARDEN ENTERTAINMENT CORP.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
(Continued)
_________________
(a)Miscellaneous income (expense), net includes the following:

	Three Months Ended		Nine Months Ended
	March 31,		March 31,
	2022	2021	2022	2021
Unrealized gain (loss) on equity investments with readily determinable fair value, see Note 8 for further details.	$(8,688)	$26,231	$(28,303)	$52,662
Non-service cost components of net periodic pension and postretirement benefit costs	(9)	(27)	(25)	(147)
Others, net	248	1,279	232	1,417
Total	$(8,449)	$27,483	$(28,096)	$53,932
Concentration of Risk
Substantially all revenues and assets of the Company’s reportable segments are attributed to or located in the United States. A majority of the Company’s revenue and assets are concentrated in the New York City metropolitan area.
Accounts receivable, net on the accompanying consolidated balance sheets as of March 31, 2022 and June 30, 2021 include amounts due from the following individual customers, all derived from the MSG Networks segment, which accounted for the noted percentages of the gross balance:

	March 31, 2022	June 30, 2021
Customer A	16%	17%
Customer B	12%	16%
Customer C	11%	15%
Revenues in the accompanying consolidated statements of operations for the three and nine months ended March 31, 2022 and 2021 include amounts from the following individual customers, which accounted for the noted percentages of the total:

	Three Months Ended		Nine Months Ended
	March 31, 2022	March 31, 2021	March 31, 2022	March 31, 2021
Customer 1	9%	20%	10%	23%
Customer 2	9%	19%	9%	22%
The accompanying consolidated balance sheets as of March 31, 2022 and June 30, 2021 include the following approximate amounts that are recorded in connection with the Company’s license agreement with the New Jersey Devils:

	March 31, 2022	June 30, 2021
Prepaid expenses	$650	$1,400
Other current assets	2,700	3,700
Other assets	30,000	31,100
	$33,350	$36,200

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations
This Management’s Discussion and Analysis of Financial Condition and Results of Operations (“MD&A”) contains forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. In this MD&A, there are statements concerning the future operating and future financial performance of Madison Square Garden Entertainment Corp. and its direct and indirect subsidiaries (collectively, “we,” “us,” “our,” “MSG Entertainment,” or the “Company”), including the impact of the COVID-19 pandemic and COVID-19 variants on our future operations, our ability to realize the benefits of the Merger with MSG Networks Inc., the timing and costs of new venue construction and the development of related content, our expansion plan for Tao Group Hospitality, and the status of the non-carriage of our networks by Comcast Corporation (“Comcast”). Words such as “expects,” “anticipates,” “believes,” “estimates,” “may,” “will,” “should,” “could,” “potential,” “continue,” “intends,” “plans,” and similar words and terms used in the discussion of future operating and future financial performance identify forward-looking statements. Investors are cautioned that such forward-looking statements are not guarantees of future performance, results or events and involve risks and uncertainties and that actual results or developments may differ materially from the forward-looking statements as a result of various factors. Factors that may cause such differences to occur include, but are not limited to:
•our ability to effectively manage the impacts of the COVID-19 pandemic (including COVID-19 variants) as well as the actions taken in response by governmental authorities or certain professional sports leagues, including ensuring compliance with rules and regulations imposed upon our venues as they are permitted to continue to operate;
•the effect of any show postponements or cancellations by third-parties or the Company as a result of the COVID-19 pandemic due to operational challenges and other health and safety concerns (such as the partial cancellation of the 2021 production of the Christmas Spectacular Starring the Radio City Rockettes (the “Christmas Spectacular”);
•the extent to which attendance at our venues may be impacted by government actions, continuing health concerns by potential attendees and reduced tourism;
•risks related to the Merger, as defined herein, with MSG Networks Inc., including, but not limited to: failure to realize the expected benefits of the Merger, business disruption following the Merger and the risk of the litigation relating to the Merger;
•the impact on the payments we receive under the Arena License Agreements as a result of government-mandated capacity restrictions, league restrictions and/or social-distancing or vaccination requirements at games of the New York Knicks (the “Knicks”) of the National Basketball Association (the “NBA”) and the New York Rangers (the “Rangers”) of the National Hockey League (the “NHL”);
•the level of our expenses and our operational cash burn rate, including our corporate expenses;
•our ability to successfully design, construct, finance and operate new entertainment venues in Las Vegas and other markets, and the investments, costs and timing associated with those efforts, including the impact of the temporary suspension of construction and inflation and any other construction delays and/or cost overruns;
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
•our ability to develop and successfully execute MSG Networks’ strategy for a direct-to-consumer offering;
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
•any economic, social or political actions, such as boycotts, protests, work stoppages or campaigns by labor organizations, including the unions representing players and officials of the NBA and NHL, or other work stoppage due to COVID-19 or otherwise;
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
•our ability to achieve the intended benefits of the Entertainment Distribution and the Merger with MSG Networks Inc.;

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
Introduction
This MD&A is provided as a supplement to, and should be read in conjunction with, the Company’s unaudited financial statements and accompanying notes thereto included in this Quarterly Report on Form 10-Q, as well as the Form 10-K to help provide an understanding of our financial condition, changes in financial condition and results of operations. Unless the context otherwise requires, all references to “we,” “us,” “our,” “MSG Entertainment,” or the “Company” refer collectively to Madison Square Garden Entertainment Corp., a holding company, and its direct and indirect subsidiaries through which substantially all of our operations are conducted. Through the period ended April 17, 2020, the Company operated and reported financial information as one reportable segment. Following the distribution of all the outstanding common stock of MSG Entertainment to stockholders of Madison Square Garden Sports Corp. (the “Entertainment Distribution”) on April 17, 2020 and the Merger with MSG Networks Inc. on July 9, 2021, the Company has three segments (the Entertainment business, the Tao Group Hospitality business, and the MSG Networks business). See Note 20 to the consolidated financial statements included in “— Item 1. Financial Statements” of this Quarterly Report on Form 10-Q for further discussion of the Company’s segment reporting.
This MD&A is organized as follows:
Business Overview. This section provides a general description of our business, as well as other matters that we believe are important in understanding our results of operations and financial condition and in anticipating future trends.
Results of Operations. This section provides an analysis of our unaudited results of operations for the three and nine months ended March 31, 2022 and 2021 on both a consolidated basis and a segment basis.
Liquidity and Capital Resources. This section provides a discussion of our financial condition and liquidity, an analysis of our cash flows for the nine months ended March 31, 2022 and 2021, as well as certain contractual obligations and off-balance sheet arrangements.
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
Factors Affecting Results of Operations
Impact of the COVID-19 Pandemic on Our Business
The Company’s operations and operating results have been materially impacted by the COVID-19 pandemic (including COVID-19 variants) and actions taken in response by governmental authorities and certain professional sports leagues. For the majority of Fiscal Year 2021, substantially all operations of the Entertainment business were suspended, MSG Networks aired substantially fewer games and Tao Group Hospitality was operating at significantly reduced capacity and demand. Fiscal Year 2022 has also been impacted by the pandemic, with fewer ticketed events at our venues in the first half of the year as compared with Fiscal Year 2019 (the last full fiscal year not impacted by COVID-19) due to the lead-time required to book touring acts and artists, and an increase in cases due to a COVID-19 variant, which resulted in a number of events at our venues being cancelled or postponed in the second and third quarters.
As a result of government-mandated assembly limitations and closures, all of our performance venues were closed beginning in March 2020. Use of The Garden resumed for Knicks and Rangers home games without fans in December 2020 and January 2021, respectively, and was available at 10% seating capacity from February through May 2021 with certain safety protocols and social distancing. Beginning in May 2021, all of our New York performance venues were permitted to host guests at full capacity, subject to certain restrictions, and effective June 2021, The Chicago Theatre was permitted to host events without restrictions. Effective August 17, 2021, all workers and customers in New York City indoor dining, indoor fitness and indoor entertainment facilities, including our venues, were subject to certain vaccination requirements. Following updated regulations, effective January 3, 2022 for the Chicago Theatre, and January 29, 2022 for our New York venues, all guests five and older were required to provide proof that they had received two doses of a two-shot COVID-19 vaccine or one dose of a single-shot vaccine. These requirements were lifted in Chicago, effective February 28, 2022 and in New York effective March 7, 2022, and, as a result, our performance venues no longer require guests to provide proof of COVID-19 vaccination before entering (although specific performers may require enhanced protocols).

For Fiscal Year 2021, the majority of ticketed events at our venues were postponed or cancelled. For the nine months ended March 31, 2022 and as of this date, live events have been permitted to be held at all of our performance venues and we are continuing to host and book new events. As a result of an increase in cases of a COVID-19 variant, select bookings were postponed or cancelled at our performance venues in the second and third quarters of Fiscal Year 2022. Variants of COVID-19 that arise in the future may result in additional postponements or cancellations of bookings at our performance venues.
The impact of the COVID-19 pandemic on our operations also included (i) the partial cancellation of the 2021 production of the Christmas Spectacular, (ii) the cancellation of the 2020 production of the Christmas Spectacular, and (iii) the cancellation of both the 2020 and 2021 Boston Calling Music Festival.
The Company has long-term arena license agreements (the “Arena License Agreements”) with MSG Sports that require the Knicks and Rangers to play their home games at The Garden. As discussed above, capacity restrictions, use limitations and social distancing requirements were in place for the entirety of the Knicks and Rangers 2020-21 regular seasons, which materially impacted the payments we received under the Arena License Agreements for Fiscal Year 2021. On July 1, 2021, the Knicks and Rangers began paying the full amounts provided for under their respective Arena License Agreements. The Knicks and the Rangers each completed their 2021-2022 82-game regular seasons, with the Rangers advancing to the playoffs. See “Item. 7. Management's Discussion and Analysis of Financial Condition and Results of Operations — Revenue Sources — Entertainment — Venue License Fees” on the Company’s Form 10-K and Note 10 to the consolidated financial statements included in “— Item 1. Financial Statements” of this Quarterly Report on Form 10-Q for further information on revenue recognition under the Arena License Agreements.
As a result of the COVID-19 pandemic and league and government actions relating thereto, MSG Networks aired substantially fewer NBA and NHL telecasts during Fiscal Year 2021, as compared with Fiscal Year 2019 (the last full fiscal year not impacted by COVID-19), and consequently experienced a decrease in revenues, including a material decrease in advertising revenue. The absence of live sports games also resulted in a decrease in certain MSG Networks expenses, including rights fees, variable production expenses, and advertising sales commissions. MSG Networks has resumed airing full regular season telecast schedules for its five professional teams across both the NBA and NHL, and, as a result, its advertising revenue and certain operating expenses, including rights fees expense, reflect the same.
Disruptions caused by the COVID-19 pandemic had a significant and negative impact on Tao Group Hospitality’s operations and financial performance for Fiscal Year 2021. Due to government actions taken in response to the COVID-19 pandemic, virtually all of Tao Group Hospitality’s venues were closed for approximately three months starting in March 2020. Additionally, three venues were permanently closed. Throughout Fiscal Year 2021, Tao Group Hospitality conducted limited operations at certain venues, subject to significant regulatory requirements, including capacity limits, curfews and social distancing requirements for outdoor and indoor dining. During Fiscal Year 2022, Tao Group Hospitality’s operations have also been impacted by an increase in cases due to a COVID-19 variant, which resulted in reduced operating schedules and reduced demand from guests, including corporate and private event cancellations and postponements in the second and third quarters. As of the date of this filing, Tao Group Hospitality is operating without capacity restrictions in domestic and key international markets.
It is unclear to what extent COVID-19 concerns, including with respect to new variants, could result in new government or league-mandated capacity restrictions or vaccination/mask requirements or impact the use of and/or demand for our entertainment and dining and nightlife venues, demand for our sponsorship and advertising assets, deter our employees and vendors from working at our venues (which may lead to difficulties in staffing) or otherwise materially impact our operations.
As a result of the material impact COVID-19 had on our revenues during Fiscal Year 2021, we took several actions to improve our financial flexibility, reduce operating costs and preserve liquidity, including (i) revising our construction schedule for MSG Sphere (which has an anticipated opening date in the second half of calendar year 2023), (ii) making significant cuts in both Entertainment and Tao Group Hospitality venue and corporate headcounts (we have since begun rehiring), and (iii) having our wholly-owned subsidiary, MSG National Properties, LLC (“MSG National Properties”) enter into a five-year $650,000 senior secured term loan facility (“National Properties Term Loan Facility”). See Note 14 to the consolidated financial statements included in “— Item 1. Financial Statements” of this Quarterly Report on Form 10-Q for further details on the National Properties Term Loan Facility.
In August 2020, Tao Group Hospitality entered into an amendment to the Tao Senior Credit Agreement, which suspended certain financial covenants through December 31, 2021 and increased the minimum liquidity requirement. As of January 1, 2022, such financial maintenance and restrictive covenant suspensions are no longer in effect. In addition, in connection with the amendment, our wholly-owned subsidiary MSG Entertainment Group, LLC (“MSG Entertainment Group”) entered into a guarantee agreement, which also included a minimum liquidity requirement for MSG Entertainment Group. See Note 14 to the consolidated financial statements included in “— Item 1. Financial Statements” of this Quarterly Report on Form 10-Q for more information regarding the amendment to the Tao Senior Credit Agreement. Tao Group Hospitality may need to seek covenant waivers in the future. Tao Group Hospitality’s failure to obtain debt covenant waivers could trigger a violation of these covenants and lead to default, acceleration of all of its outstanding debt and a demand for payment under the guarantee of MSG Entertainment Group, which would negatively impact the liquidity of Tao Group Hospitality and the Company.
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

Consolidated Results of Operations
Comparison of the Three and Nine Months Ended March 31, 2022 versus the Three and Nine Months Ended March 31, 2021
The tables below set forth, for the periods presented, certain historical financial information.

	Three Months Ended
	March 31,		Change (a)
	2022	2021	Amount	Percentage
Revenues	$460,127	$214,318	$245,809	115%

Direct operating expenses	262,476	110,022	152,454	139%
Selling, general and administrative expenses	157,598	103,425	54,173	52%
Depreciation and amortization	28,639	39,611	(10,972)	(28)%
Impairment and other (gains) losses, net	(5,319)	—	(5,319)	NM
Restructuring charges	14,690	—	14,690	NM
Operating income (loss)	2,043	(38,740)	40,783	NM
Other expense:
Loss in equity method investments	(1,528)	(2,314)	786	(34)%
Interest expense, net (a)	(5,057)	(5,711)	654	11%
Miscellaneous income (expense), net	(8,449)	27,483	(35,932)	NM
Loss from operations before income taxes	(12,991)	(19,282)	6,291	NM
Income tax expense	(6,315)	(6,556)	241	4%
Net loss	(19,306)	(25,838)	6,532	NM
Less: Net loss attributable to redeemable noncontrolling interests	(442)	(6,860)	6,418	NM
Less: Net loss attributable to nonredeemable noncontrolling interests	(1,373)	(718)	(655)	NM
Net income (loss) attributable to Madison Square Garden Entertainment Corp.’s stockholders	$(17,491)	$(18,260)	$769	NM

	Nine Months Ended
	March 31,		Change
	2022	2021	Amount	Percentage
Revenues	$1,271,076	$553,616	$717,460	130%

Direct operating expenses	724,495	301,750	422,745	140%
Selling, general and administrative expenses	494,714	281,100	213,614	76%
Depreciation and amortization	88,602	93,698	(5,096)	(5)%
Impairment and other (gains) losses, net	(5,480)	—	(5,480)	NM
Restructuring charges	14,690	21,299	(6,609)	(31)%
Operating loss	(45,945)	(144,231)	98,286	68%
Other income (expense):
Loss in equity method investments	(4,509)	(5,578)	1,069	19%
Interest expense, net (a)	(20,924)	(14,637)	(6,287)	(43)%
Miscellaneous income (expense), net	(28,096)	53,932	(82,028)	NM
Loss from operations before income taxes	(99,474)	(110,514)	11,040	10%
Income tax benefit (expense)	8,532	(15,715)	24,247	NM
Net loss	(90,942)	(126,229)	35,287	28%
Less: Net income (loss) attributable to redeemable noncontrolling interests	4,412	(14,091)	18,503	NM
Less: Net loss attributable to nonredeemable noncontrolling interests	(902)	(2,250)	1,348	NM
Net loss attributable to Madison Square Garden Entertainment Corp.’s stockholders	$(94,452)	$(109,888)	$15,436	14%
_________________
(a)As disclosed on the Company’s Form 10-K/A filed on February 9, 2022 for the Fiscal Year 2021, the Company determined that the application of ASC Topic 835-20 (Capitalization of Interest) required that a portion of the interest incurred under the Company’s credit facilities should have been capitalized during the periods that the Company had been capitalizing costs related to MSG Sphere at the Venetian (the “accounting error”), which capitalization of such costs began in 2017. As a result, the previously reported consolidated statements of operation of the Company for the three and nine months ended March 31, 2021 have been revised to correct this immaterial accounting error by decreasing the Company’s previously reported interest expense by $13,312 and $21,223, respectively.
NM — Absolute percentages greater than 200% and comparisons from positive to negative values or to zero values are considered not meaningful.
Factors Affecting Results of Operations
For the three and nine months ended March 31, 2022 and 2021, the Company’s operations and operating results were materially impacted by the COVID-19 pandemic and actions taken in response by governmental authorities. See “— Introduction — Factors Affecting Results of Operations — Impact of the COVID-19 Pandemic on Our Business” for more information. Also, see “ — Factors Affecting Results of Operations” under Business Segment Results for more information surrounding the factors affecting comparability of each business segment’s results.
Depreciation and amortization
Depreciation and amortization for the three months ended March 31, 2022 was $28,639 as compared to $39,611 in the prior year period, a decrease of $10,972, or 28%. For the nine months ended March 31, 2022, depreciation and amortization was $88,602 as compared to $93,698 in the prior year period, a decrease of $5,096, or 5%. The decreases are primarily attributable to the absence of $14,280 of accelerated amortization expense for certain venue management contracts as a result of Tao Group Hospitality converting certain venues to operational that were previously under management contracts during the prior three and nine month periods. Such decreases are offset by an increase in depreciation and amortization due to the acquisition of Hakkasan in April 2021.

Impairment and other (gains) losses, net
For the three months ended March 31, 2022, the Company recorded other gains of $5,319 primarily from extinguishment of lease liabilities associated with a Hakkasan venue with the Tao Group Hospitality segment.
Restructuring charges
For the three months ended March 31, 2022, restructuring charges of $14,690 related to the termination of benefits provided to certain employees and executives as a result of organizational changes.
Operating income (loss)
The following is a summary of changes in operating income (loss) by segment for the three and nine months ended March 31, 2022 as compared to the prior year period.

For the Three Months Ended March 31, 2022
Changes attributable to	Operating income (loss)
Entertainment segment (a)	$36,833
MSG Networks segment (a)	(23,943)
Tao Group Hospitality segment (a)	12,842
Purchase accounting adjustments	14,969
Inter-segment eliminations	82
Total	$40,783

For the Nine Months Ended March 31, 2022
Changes attributable to	Operating income (loss)
Entertainment segment (a)	$119,618
MSG Networks segment (a)	(99,204)
Tao Group Hospitality segment (a)	62,083
Purchase accounting adjustments	15,709
Inter-segment eliminations	80
Total	$98,286
_________________
(a)See “Business Segment Results” for a more detailed discussion of the operating results of our segments.
Interest expense, net
Net interest expense was $5,057 for the three months ended March 31, 2022, as compared to $5,711 in the prior year period, a net decrease of $654, or 11%. The decrease was primarily due to a decrease in interest expense of approximately $1,700 due to lower debt balances in the current year period, partially offset by lower interest capitalization related to MSG Sphere construction of $1,040. The Company capitalized approximately $12,272 of interest for the three months ended March 31, 2022 as compared to $13,312 in the prior year period.
For the nine months ended March 31, 2022, net interest expense was $20,924 as compared to $14,637 in the prior year period, a net increase of $6,287 or 43%. The increase was primarily due to an increase in interest expense of approximately $17,200 due to the entry into the National Properties Term Loan Facility on November 12, 2020. The increase was partially offset by higher interest capitalization related to MSG Sphere construction of approximately $11,000. The Company capitalized $32,202 of interest for the nine months ended March 31, 2022 as compared to $21,223 in the prior year period.
Miscellaneous income (expense), net
Net miscellaneous expense for the three months ended March 31, 2022 was $8,449, as compared to net miscellaneous income of $27,483 in the prior year period, a decrease of $35,932, or 131%, primarily due to an increase in unrealized loss of $19,800 associated with the Company’s investment in DraftKings Inc. (“DraftKings”), which the Company recorded an unrealized loss of $6,956 for the three months ended March 31, 2022 as compared to an unrealized gain of $12,842 in the prior year period.

For the nine months ended March 31, 2022, net miscellaneous expense was $28,096 as compared to net miscellaneous income of $53,932, a decrease of $82,028, primarily due to an increase in unrealized losses of $63,300 and $19,950, associated with the investments in DraftKings and Townsquare Media, Inc., respectively.
Income taxes
See Note 18 to the consolidated financial statements included in “— Item 1. Financial Statements” of this Quarterly Report on Form 10-Q for discussions of the Company’s income taxes.
Adjusted operating income
The following are the reconciliations of operating income (loss) to adjusted operating income for the three and nine months ended March 31, 2022 as compared to the prior year period:

	Three Months Ended
	March 31,		Change
	2022	2021	Amount	Percentage
Operating income (loss)	$2,043	$(38,740)	$40,783	NM
Non-cash portion of arena license fees from MSG Sports	(12,073)	(7,564)
Share-based compensation	14,033	11,437
Depreciation and amortization (a)	28,639	39,611
Amortization for capitalized cloud computing costs	81	—
Merger and acquisition related costs	2,760	15,269
Impairment and other (gains) losses, net	(5,319)	—
Restructuring charges	14,690	—
Other purchase accounting adjustments	1,622	887
Adjusted operating income	$46,476	$20,900	$25,576	122%

	Nine Months Ended
	March 31,		Change
	2022	2021	Amount	Percentage
Operating loss	$(45,945)	$(144,231)	$98,286	68%
Non-cash portion of arena license fees from MSG Sports	(23,962)	(8,740)
Share-based compensation	57,732	57,421
Depreciation and amortization (a)	88,602	93,698
Amortization for capitalized cloud computing costs	176	—
Merger and acquisition related costs	42,283	15,481
Impairment and other (gains) losses, net	(5,480)	—
Restructuring charges	14,690	21,299
Other purchase accounting adjustments	4,745	2,735
Adjusted operating income	$132,841	$37,663	$95,178	NM

_________________
(a)    Depreciation and amortization includes purchase accounting adjustments of $1,863 and $17,567 for the three months ended March 31, 2022 and 2021, respectively, and $6,972 and $24,155 for the nine months ended March 31, 2022 and 2021, respectively. The decrease in purchase accounting adjustments related depreciation and amortization for the three and nine months ended March 31, 2022 reflect the absence of $14,280 of accelerated amortization expense for the three and nine months ended March 31, 2021 for certain venue management contracts as a result of Tao Group Hospitality converting certain venues to operational that were previously under management contracts.
NM — Absolute percentages greater than 200% and comparisons from positive to negative values or to zero values are considered not meaningful.

Adjusted operating income for the three months ended March 31, 2022 improved $25,576, to $46,476. For the nine months ended March 31, 2022, adjusted operating income increased $95,178, to $132,841. These increases in adjusted operating income were attributable to the following:

	Three Months Ended March 31, 2022	Nine Months Ended March 31, 2022
Increase in adjusted operating income of the Entertainment segment (a)	$39,776	$96,703
Decrease in adjusted operating income of the MSG Networks segments (a)	(25,455)	(73,991)
Increase in adjusted operating income of the Tao Group Hospitality segment (a)	11,173	72,386
Inter-segment eliminations	82	80
	$25,576	$95,178
_________________
(a)See “ — Business Segment Results” for a more detailed discussion of the operating results of our segments.
Net income (loss) attributable to redeemable and nonredeemable noncontrolling interests
For the three months ended March 31, 2022, the Company recorded $442 of net loss attributable to redeemable noncontrolling interests and $1,373 of net loss attributable to nonredeemable noncontrolling interests as compared to $6,860 of net loss attributable to redeemable noncontrolling interests and $718 of net loss attributable to nonredeemable noncontrolling interests for the three months ended March 31, 2021. For the nine months ended March 31, 2022, the Company recorded $4,412 of net income attributable to redeemable noncontrolling interests and $902 of net loss attributable to nonredeemable noncontrolling interests as compared to $14,091 of net loss attributable to redeemable noncontrolling interests and $2,250 of net loss attributable to nonredeemable noncontrolling interests for the nine months ended March 31, 2021. These amounts represent the share of net income (loss) from the Company’s investments in Tao Group Hospitality and BCE that are not attributable to the Company.

Business Segment Results
Entertainment
The tables below set forth, for the periods presented, certain historical financial information and a reconciliation of operating loss to adjusted operating income (loss) for the Company’s Entertainment segment.

	Three Months Ended
	March 31,		Change
	2022	2021	Amount	Percentage
Revenues	$194,585	$30,957	$163,628	NM
Direct operating expenses	110,688	24,644	86,044	NM
Selling, general and administrative expenses	94,603	67,286	27,317	41%
Depreciation and amortization	18,522	19,081	(559)	(3)%
Impairment and other (gains) losses, net	(245)	—	(245)	NM
Restructuring charges	14,238	—	14,238	NM
Operating loss	$(43,221)	$(80,054)	$36,833	46%
Reconciliation to adjusted operating loss:
Non-cash portion of arena license fees from MSG Sports	(12,073)	(7,564)
Share-based compensation	10,399	6,799
Amortization for capitalized cloud computing arrangement costs	38	—
Merger and acquisition related costs	1,647	11,267
Depreciation and amortization	18,522	19,081
Impairment and other (gains) losses, net	(245)	—
Restructuring charges	14,238	—
Adjusted operating loss	$(10,695)	$(50,471)	$39,776	79%

	Nine Months Ended
	March 31,		Change
	2022	2021	Amount	Percentage
Revenues	$476,434	$51,181	$425,253	NM
Direct operating expenses	294,333	71,668	222,665	NM
Selling, general and administrative expenses	279,081	185,666	93,415	50%
Depreciation and amortization	57,202	60,341	(3,139)	(5)%
Impairment and other (gains) losses, net	(245)	—	(245)	NM
Restructuring charges	14,238	21,299	(7,061)	(33)%
Operating loss	$(168,175)	$(287,793)	$119,618	42%
Reconciliation to adjusted operating loss:
Non-cash portion of arena license fees from MSG Sports	(23,962)	(8,740)
Share-based compensation	36,697	39,606
Depreciation and amortization	57,202	60,341
Amortization for capitalized cloud computing costs	45	—
Merger and acquisition related costs	17,095	11,479
Impairment and other (gains) losses, net	(245)	—
Restructuring charges	14,238	21,299
Adjusted operating loss	$(67,105)	$(163,808)	$96,703	59%

_________________
NM — Absolute percentages greater than 200% and comparisons from positive to negative values or to zero values are considered not meaningful.
Factors Affecting Results of Operations
Impact of the COVID-19 Pandemic
For the nine months ended March 31, 2022 and 2021, the Entertainment segment operations and operating results were materially impacted by the COVID-19 pandemic and the actions taken in response by governmental authorities. As of this date, live events are permitted to be held at all of our performance venues without capacity restrictions and we are continuing to host and book new events. See “— Introduction — Factors Affecting Results of Operations — Impact of the COVID-19 Pandemic on Our Business” for more information.
Revenues
Revenues for the three months ended March 31, 2022 increased $163,628 to $194,585 as compared to the prior year period. For the nine months ended March 31, 2022, revenues increased $425,253 to $476,434 as compared to the prior year period. The net increases were attributable to the following:

	Three Months Ended March 31, 2022	Nine Months Ended March 31, 2022
Increase in event-related revenues, as discussed below	$63,411	$164,044
Increase in revenues from signage, suites licenses, and sales of food, beverage and merchandise subject to revenue or profit sharing with MSG Sports pursuant to the Arena License Agreements	51,090	98,101
Increase in arena license fees from MSG Sports pursuant to the Arena License Agreements, as discussed below	18,173	45,770
Increase in suite license fee revenues, due to the return of live events at the Company’s venues during the current year period as compared to no live events held in the prior year periods due to the COVID-19 pandemic (except for Knicks and Rangers home games)	14,659	28,119
Increase in venue-related signage and sponsorship revenues primarily due to the return of live events at the Company’s venues during the current year period as compared to no live events held in the prior year periods due to the COVID-19 pandemic (except for Knicks and Rangers home games)	7,831	15,129
Increase in inter-segment revenues on advertising sales commission from MSG Networks, which are eliminated in consolidation	2,984	8,556
Increase in revenues from Sponsorship Sales and Service Representation Agreements with MSG Sports	2,585	5,119
Increase in revenues from the Christmas Spectacular due to the shortened 2021 holiday season run as compared to the cancellation of the 2020 production in the prior year periods as a result of the COVID-19 pandemic	139	55,348
Other net increases	2,756	5,067
	$163,628	$425,253
For the three and nine months ended March 31, 2022, the increase in event-related revenues reflects (i) higher revenues from concerts of $49,960 and $124,566, respectively, and (ii) higher revenues from other sporting and live entertainment events of $13,451 and $39,478, respectively, primarily due to the return of events to the Company’s venues during the current year period as compared to no live events held in the prior year period due to the COVID-19 pandemic (except for Knicks and Rangers home games). See “— Introduction — Factors Affecting Results of Operations — Impact of the COVID-19 Pandemic on Our Business” for more information.
For the three and nine months ended March 31, 2022, the Knicks and Rangers hosted a combined 38 and 75 pre-season and regular season games without any capacity restrictions. As a result, the Company recorded $29,616 and $58,978 in arena license fees under the Arena License Agreements for the three and nine months ended March 31, 2022. In the prior year, capacity restrictions, use limitations and social distancing requirements were in place for the entirety of the Knicks and Rangers 2020-21 regular seasons, which materially impacted the payments we received under the Arena License Agreements during Fiscal Year 2021.

Direct operating expenses
Direct operating expenses for the three months ended March 31, 2022 increased $86,044 to $110,688 as compared to the prior year period. For the nine months ended March 31, 2022, direct operating expenses increased $222,665 to $294,333 as compared to the prior year period. The net increases were attributable to the following:

	Three Months Ended March 31, 2022	Nine Months Ended March 31, 2022
Increase in direct operating expenses associated with revenue or profit sharing expense from signage, suites licenses and sales of food, beverage and merchandise with MSG Sports pursuant to the Arena License Agreements	$36,938	$70,916
Increase in event-related direct operating expenses, as discussed below	34,033	85,603
Increase in direct operating expenses associated with the Arena License Agreements	7,649	13,821
Increase in direct operating expenses associated with venue operating costs	7,633	12,981
(Decrease) increase in direct operating expenses associated with the Christmas Spectacular due to the shortened 2021 holiday season run as compared to the cancellation of the 2020 production in Fiscal Year 2021 as a result of the COVID-19 pandemic	(116)	39,406
Other net (decreases) increases	(93)	(62)
	$86,044	$222,665
For the three and nine months ended March 31, 2022, the increase in event-related direct operating expenses reflects (i) higher direct operating expenses from concerts of $26,403 and $62,650, respectively, and (ii) higher direct operating expenses from other sporting and live entertainment events of $7,629 and $22,953, respectively, primarily due to the return of events to the Company’s venues during the current year period as compared to no live events held in the prior year period due to the COVID-19 pandemic (except for Knicks and Rangers home games).
Selling, general and administrative expenses
Selling, general and administrative expenses for the three months ended March 31, 2022 increased $27,317, or 41% to $94,603 as compared to the prior year period. The increase primarily reflects (i) higher employee compensation and related benefits of $30,632, which included the impact of severance-related costs attributable to separation agreements in the current year period, and (ii) higher professional fees of $2,129, inclusive of costs for MSG Sphere development, partially offset by lower expenses related to the Merger of $9,620.

For the nine months ended March 31, 2022, selling, general and administrative expenses increased $93,415, or 50%, to $279,081 as compared to the prior year period. This increase primarily reflects (i) higher employee compensation and related benefits of $58,477, which is net of a decrease in share-based compensation of $3,164 and (ii) an increase in professional fees of $15,077, inclusive of merger and acquisition costs of $5,772 and, to a lesser extent, initiatives for MSG Sphere development.

Depreciation and amortization
Depreciation and amortization for the three and nine months ended March 31, 2022, decreased $559 or 3% to $18,522, and $3,139, or 5% to $57,202, as compared to the prior year period primarily due to lower depreciation expense as a result of certain assets in The Garden being fully depreciated and amortized, and disposal of certain assets in the prior year period.
Operating loss
Operating loss for the three months ended March 31, 2022, was $43,221 as compared to a loss of $80,054 in the prior year period, an improvement in operating loss of $36,833, or 46%. For the nine months ended March 31, 2022, operating loss was $168,175 as compared to a loss of $287,793 in the prior year period, an improvement of $119,618 or 42%. The improvements in operating loss were primarily due to increases in revenues offset by higher direct operating expenses and selling, general and administrative expenses and, to a lesser extent, the impact of restructuring charges in the prior year periods, as discussed above.

Adjusted operating loss
Adjusted operating loss for the three months ended March 31, 2022 was $10,695 as compared to adjusted operating loss of $50,471 in the prior year period, an improvement of $39,776. The improvement in adjusted operating loss was lower than the improvement in operating loss of $36,833 primarily due to (i) the increase in adjustments for the non-cash portion of arena license fees from MSG Sports of $4,509, and (ii) a decrease in share-based compensation of $3,600, both of which are excluded in the calculation of adjusted operating income (loss). For the nine months ended March 31, 2022, adjusted operating loss was $67,105 as compared to $163,808 in the prior year period, an improvement in adjusted operating loss of $96,703. The improvement in adjusted operating loss was lower than the improvement in operating loss of $119,618 primarily due to (i) restructuring charges of $21,299 in the prior year period as compared to merger and acquisition related costs of $17,095 in the current year period, (ii) the increase in adjustments for the non-cash portion of arena license fees from MSG Sports of $15,222, and (iii) a decrease in share-based compensation of $2,909, which are excluded in the calculation of adjusted operating loss.

MSG Networks
The tables below set forth, for the periods presented, certain historical financial information and a reconciliation of operating income to adjusted operating income for the Company’s MSG Networks segment.

	Three Months Ended
	March 31,		Change
	2022	2021	Amount	Percentage
Revenues	$167,569	$177,853	$(10,284)	(6)%
Direct operating expenses	87,174	74,392	12,782	17%
Selling, general and administrative expenses	32,237	31,743	494	2%
Depreciation and amortization	1,764	1,833	(69)	(4)%
Restructuring charges	452	—	452	NM
Operating income	$45,942	$69,885	$(23,943)	(34)%
Reconciliation to adjusted operating income:
Share-based compensation	1,758	3,324
Depreciation and amortization	1,764	1,833
Amortization for capitalized cloud computing arrangement costs	43	—
Merger and acquisition related costs	866	1,238
Restructuring charges	452	—
Adjusted operating income	$50,825	$76,280	$(25,455)	(33)%

	Nine Months Ended
	March 31,		Change
	2022	2021	Amount	Percentage
Revenues	$469,023	$481,455	$(12,432)	(3)%
Direct operating expenses	241,521	196,497	45,024	23%
Selling, general and administrative expenses	117,404	75,962	41,442	55%
Depreciation and amortization	5,317	5,463	(146)	(3)%
Restructuring charges	452	—	452	NM
Operating income	$104,329	$203,533	$(99,204)	(49)%
Reconciliation to adjusted operating income:
Share-based compensation	15,290	14,217
Depreciation and amortization	5,317	5,463
Amortization for capitalized cloud computing arrangement costs	131	—
Merger and acquisition related costs	24,941	1,238
Restructuring charges	452	—
Adjusted operating income	$150,460	$224,451	$(73,991)	(33)%
_________________
NM — Absolute percentages greater than 200% and comparisons from positive to negative values or to zero values are considered not meaningful.

Factors Affecting Results of Operations
Due to the COVID-19 pandemic, in March 2020, the 2019-20 NHL and NBA seasons were suspended. The leagues resumed play during the summer of 2020, with the Rangers and Islanders participating in the NHL’s return to play and the Islanders advancing to the 2019-20 playoffs. The NHL and NBA completed their shortened 2019-20 seasons in September and October 2020, respectively, which resulted in a delayed start to the shortened 2020-21 NBA and NHL seasons. For the 2021-22 seasons, MSG Networks aired full regular season telecast schedules for its five professional teams across both the NBA and NHL. See “— Introduction — Factors Affecting Results of Operations — Impact of the COVID-19 Pandemic on Our Business” for more information.
Revenues
Revenues for the three months ended March 31, 2022 decreased $10,284, or 6% to $167,569 as compared to the prior year period. Revenues for the nine months ended March 31, 2022 decreased $12,432, or 3%, to $469,023 as compared to the prior year period. The changes in revenues were attributable to the following:

	Three Months Ended March 31, 2022	Nine Months Ended March 31, 2022
Decrease in affiliation fee revenue	$(20,579)	$(48,958)
Increase in advertising revenue	9,855	34,600
Other net increases	440	1,926
	$(10,284)	$(12,432)
For the three months ended March 31, 2022, the decrease in affiliation fee revenue was primarily due to the impact of the non-renewal of MSG Networks’ carriage agreement with Comcast as of October 1, 2021, and a decrease in subscribers of approximately 7% (excluding the impact of the non-renewal with Comcast). These decreases were partially offset by the absence of net unfavorable affiliate adjustments of approximately $5,800 recorded in the prior year quarter and the impact of higher affiliation rates. For the nine months ended March 31, 2022, the decrease in affiliation fee revenue was primarily due to the impact of (i) a decrease in subscribers of approximately 7% (excluding the impact of the non-renewal with Comcast) and (ii) the non-renewal of MSG Networks’ carriage agreement with Comcast as of October 1, 2021. These decreases were partially offset by the impact of higher affiliation rates and a decrease in net unfavorable affiliate adjustments of approximately $3,600.
Effective October 1, 2021, Comcast’s license to carry MSG Networks expired and MSG Networks has not been carried by Comcast since that date. The financial impact of Comcast’s non-carriage of MSG Networks will depend on many factors including if, when and on what terms Comcast and the Company reach a new carriage agreement and the extent to which Comcast subscribers switch to other Distributors that carry MSG Networks. As of October 1, 2021 Comcast’s non-carriage has reduced MSG Networks’ subscribers by approximately 10% and, subject to the foregoing factors, has and is expected to reduce MSG Networks’ revenue by a comparable percentage for so long as MSG Networks’ carriage agreement with Comcast is not renewed. In addition, during any period of non-carriage, MSG Networks’ segment operating income and AOI have been and are expected to be reduced by an amount that is approximately equal to the dollar amount of the reduced revenue.
For the three months ended March 31, 2022, the increase in advertising revenue primarily reflected the impact of higher per-game advertising sales from the telecast of live professional sports programming and, to a lesser extent, an increase in advertising sales related to the Company’s non-ratings based advertising initiatives. These increases were partially offset by the impact of fewer live professional sports telecasts as compared with the prior year period. For the nine months ended March 31, 2022, the increase in advertising revenue was primarily the impact of (i) a greater number of live NBA and NHL telecasts in the current year period as compared with the prior year period (ii) higher per-game advertising sales from the telecast of live professional sports programming and (iii) increased advertising sales related to the Company’s non-ratings based advertising initiatives. As a result of the impact of the COVID-19 pandemic to NBA and NHL seasons, MSG Networks telecast fewer NBA and NHL games in the prior year period, as compared with a regular NBA and NHL telecast schedule in the current year period.

Direct operating expenses

Direct operating expenses for the three months ended March 31, 2022 increased $12,782, or 17%, to $87,174 as compared to the prior year period. For the nine months ended March 31, 2022, direct operating expenses increased $45,024, or 23%, to $241,521 as compared to the prior year period. For the three and nine months ended March 31, 2022, the increases were primarily due to higher rights fees expenses of $9,950 and $32,850, respectively, and, to a lesser extent, an increase in other programming and production-related costs of $2,832 and $12,174, respectively. The increases in rights fees were primarily due to the net impact of lower media rights fees in the prior year period as a result of fewer NBA and NHL games made available for exclusive broadcast by MSG Networks during the shortened 2020-21 NBA and NHL regular seasons, and annual contractual rate increases. The increase in the three month period was partially offset by the impact of the compressed timing of the shortened 2020-21 NBA and NHL regular seasons. The increase in other programming and production-related costs was primarily due to the impact of a return to more normalized levels of production-related costs for NBA and NHL away game telecasts in the current year period and expenses related to mobile sports gaming programming, partially offset by other net cost decreases. The increase in the nine month period ended was also due to the impact of fewer NBA and NHL games in the prior year period, as compared with a regular NBA and NHL telecast schedule in the current year period.

Selling, general and administrative expenses
Selling, general and administrative expenses for the three months ended March 31, 2022 increased $494, or 2%, to $32,237 as compared to the prior year period. For the nine months ended March 31, 2022, selling, general and administrative expenses increased $41,442, or 55%, to $117,404 as compared to the prior year period. The increase in selling, general and administrative expenses for the three months ended March 31, 2022 primarily reflects higher advertising sales commissions of approximately $3,000, which are eliminated in consolidation, offset by lower employee compensation and related benefits of approximately $2,300, as well as other net decreases. For the nine months ended March 31, 2022, the increase in selling, general and administrative expenses was due to higher (i) advertising sales commissions of approximately $8,600, which are eliminated in consolidation and (ii) advertising, and marketing expenses of approximately $6,700. In addition, for the nine months ended March 31, 2022, the increase in selling, general and administrative expenses also reflected approximately $25,400 of merger and acquisition costs that occurred primarily during the first quarter of Fiscal Year 2022, inclusive of the impact of executive separation agreements and share based compensation expense.
Operating income
Operating income for the three months ended March 31, 2022 decreased $23,943, or 34% to $45,942 as compared to the prior year period. The decrease in operating income for three months ended March 31, 2022 was primarily due to the increase in direct operating expenses and the decrease in revenues. For the nine months ended March 31, 2022, operating income decreased $99,204, or 49%, to $104,329 as compared to the prior year period. The decrease in operating income for the nine months ended March 31, 2022 was primarily due to the increase in direct operating expenses and selling, general and administrative expenses, and, to a lesser extent the decrease in revenues.

Adjusted operating income
Adjusted operating income for the three months ended March 31, 2022 decreased $25,455, or 33%, to $50,825 as compared to the prior year period, which is consistent with the decrease in operating income of $23,943, as discussed above. For the nine months ended March 31, 2022, adjusted operating income decreased $73,991, or 33%, to $150,460 as compared to the prior year period. The decrease in adjusted operating income for the nine months ended March 31, 2022 was lower than the decrease in operating income of $99,204 primarily due to the merger and acquisition-related costs of $25,400 recorded in the current year period, which are excluded in the calculation of adjusted operating income.

Tao Group Hospitality
The tables below set forth, for the periods presented, certain historical financial information and a reconciliation of operating income (loss) to adjusted operating income (loss) for the Company’s Tao Group Hospitality segment.

	Three Months Ended
	March 31,		Change
	2022	2021	Amount	Percentage
Revenues	$108,572	$12,790	$95,782	NM
Direct operating expenses	63,783	10,480	53,303	NM
Selling, general and administrative expenses	40,376	11,025	29,351	NM
Depreciation and amortization	6,490	1,130	5,360	NM
Impairment and other (gains) losses, net	(5,074)	—	(5,074)	NM
Operating income (loss)	$2,997	$(9,845)	$12,842	NM
Reconciliation to adjusted operating income (loss):
Share-based compensation	1,876	1,314
Depreciation and amortization	6,490	1,130
Merger and acquisition related costs	247	2,764
Impairment and other (gains) losses, net	(5,074)	—
Adjusted operating income (loss)	$6,536	$(4,637)	$11,173	NM

	Nine Months Ended
	March 31,		Change
	2022	2021	Amount	Percentage
Revenues	$345,122	$30,502	$314,620	NM
Direct operating expenses	185,756	31,288	154,468	NM
Selling, general and administrative expenses	115,155	27,759	87,396	NM
Depreciation and amortization	19,111	3,739	15,372	NM
Impairment and other (gains) losses, net	(4,699)	—	(4,699)	NM
Operating income (loss)	$29,799	$(32,284)	$62,083	NM
Reconciliation to adjusted operating income (loss):
Share-based compensation	5,745	3,598
Depreciation and amortization	19,111	3,739
Merger and acquisition related costs	247	2,764
Impairment and other (gains) losses, net	(4,699)	—
Adjusted operating income (loss)	$50,203	$(22,183)	$72,386	NM
_________________
NM — Absolute percentages greater than 200% and comparisons from positive to negative values or to zero values are considered not meaningful.
Factors Affecting Results of Operations
Disruptions caused by the COVID-19 pandemic had a significant and negative impact on Tao Group Hospitality’s operations and financial performance for Fiscal Year 2021. For the majority of Fiscal Year 2021, Tao Group Hospitality’s venues conducted limited operations, subject to significant regulatory requirements, which included limits on capacity, curfews and social distancing requirements for outdoor and indoor dining, while certain venues remained closed for the entire fiscal year. At the beginning of Fiscal Year 2022, government-mandated capacity restrictions were lifted in Tao Group Hospitality’s key U.S. markets. During the nine months ended March 31, 2022, operations were impacted by an increase in cases due to a COVID-19 variant which resulted in reduced operating schedules and reduced demand from guests, including corporate and private event cancellations and postponements in the second and third quarters. See “— Introduction —Factors Affecting Results of Operations — Impact of the COVID-19 Pandemic on Our Business” for more information.

As of March 31, 2022, 56 of Tao Group Hospitality’s venues (26 legacy Tao Group Hospitality venue and 30 Hakkasan venues acquired in connection with the April 27, 2021 transaction) were open for outdoor dining, limited or full capacity indoor dining (depending on the market), and delivery/takeout, inclusive of Lavo Ristorante in Los Angeles, a venue that first opened in March 2022, while four venues remained closed (three legacy Tao Group Hospitality venues and one Hakkasan venue). As of the date of this filing, Tao Group Hospitality’s domestic venues no longer require guests to provide proof of COVID-19 vaccination before entering and Tao Group Hospitality is operating without capacity restrictions in domestic and key international markets.
Revenues
Revenues for the three months ended March 31, 2022 increased $95,782 to $108,572 as compared to the prior year period. For the nine months ended March 31, 2022, revenues increased $314,620 to $345,122 as compared to the prior year period. The net increases were attributable to the following:

	Three Months Ended March 31, 2022	Nine Months Ended March 31, 2022
Increase in revenues due to Hakkasan, acquired in April 2021	$47,171	$158,102
Increase in revenues at venues subject to capacity restrictions in the prior year period (a)	33,801	96,529
Increase in revenues at venues that were temporarily closed in the prior year period as a result of the COVID-19 pandemic	13,151	55,942
Other net increases	1,659	4,047
	$95,782	$314,620
_________________
(a) Includes the increases in revenues from converting previously managed venues to self-operated venues of $9,524 and $29,739 for the three and nine months ended March 31, 2022 as compared to the prior year periods.

Direct operating expenses
Direct operating expenses for the three months ended March 31, 2022 increased $53,303 to $63,783 as compared to the prior year period. For the nine months ended March 31, 2022, direct operating expenses increased $154,468, to $185,756 as compared to the prior year period. The net increases were attributable to the following:

	Three Months Ended March 31, 2022	Nine Months Ended March 31, 2022
Increase in direct operating expenses due to Hakkasan, acquired in April 2021	$25,352	$77,832
Increase in employee compensation and related benefits as a result of resuming operations compared with the prior year period’s reduction in headcount resulting from the COVID-19 pandemic	12,563	34,251
Increase in the costs of food, beverage and venue entertainment as a result of resuming operations compared with the prior year period’s closure of certain venues and capacity restrictions due to the COVID-19 pandemic	11,313	32,333
Increase in rent expense, primarily due to rent concessions in the prior year period resulting from the COVID-19 pandemic	2,745	8,027
Other net increases	1,330	2,025
	$53,303	$154,468
Selling, general and administrative expenses
Selling, general and administrative expenses for the three months ended March 31, 2022 increased $29,351 to $40,376 as compared to the prior year period. For the nine months ended March 31, 2022, selling, general and administrative expenses increased $87,396 to $115,155 as compared to the prior year period. For the three and nine months ended March 31, 2022, the increases were primarily due to higher (i) expenses from the Hakkasan operations acquired in April 2021 of $14,340 and $45,036, respectively, (ii) employee compensation and related benefits, inclusive of an increase in share-based compensation, of $6,231 and $16,871, respectively, (iii) restaurant expenses, as well as supplies, utilities, general liability insurance, pre-opening expenses and repairs and maintenance of $5,560 and $12,365, respectively, and (iv) marketing costs of $2,622 and $7,112, respectively. The increases were partially offset by a decrease in professional fees primarily related to the acquisition of Hakkasan, of $2,261 and $690, respectively.
Depreciation and amortization
Depreciation and amortization for the three months ended March 31, 2022 increased $5,360 to $6,490 as compared to the prior year period. For the nine months ended March 31, 2022, depreciation and amortization increased $15,372 to $19,111 as compared to the prior year period. The increases were primarily due to the acquisition of Hakkasan in April 2021.
Impairment and other (gains) losses, net
For the three months ended March 31, 2022, the Company recorded net gains of $5,074 from extinguishment of lease liabilities associated with a Hakkasan venue.
Operating income (loss)
Operating income for the three months ended March 31, 2022 was $2,997 as compared to an operating loss of $9,845 in the prior year period, an increase in operating income of $12,842. For the nine months ended March 31, 2022, operating income was $29,799 as compared to an operating loss of $32,284 in the prior year period, an increase in operating income of $62,083. The increases in operating income for the three and nine months ended March 31, 2022 were primarily due to the acquisition of Hakkasan in April 2021, increased revenues and the net recovery of impairment of long-lived assets, partially offset by an increase in direct operations, selling, general and administrative expenses, and depreciation and amortization, as discussed above. All increased operations were significantly driven by the acquisition of Hakkasan in April 2021 and the prior year period disruptions caused by the COVID-19 pandemic.

Adjusted operating income (loss)
Adjusted operating income for the three months ended March 31, 2022 was $6,536 as compared to adjusted operating loss $4,637 in the prior year period, an increase in adjusted operating income of $11,173. For the nine months ended March 31, 2022, adjusted operating income was $50,203, as compared to adjusted operating loss of $22,183 in the prior year period, an increase in adjusted operating income of $72,386. The increase in adjusted operating income for the three months ended March 31, 2022 was higher as compared to the increase in operating income primarily due to the higher depreciation and amortization, offset by the net recovery of impairment of long-lived assets, as discussed above. For the nine months ended March 31, 2022, the increase in adjusted operating income was higher than the increase in operating income primarily due to increased depreciation and amortization, as discussed above.
Liquidity and Capital Resources
Overview
The Company’s operations and operating results have been materially impacted by the COVID-19 pandemic (including COVID-19 variants) and actions taken in response by governmental authorities and certain professional sports leagues. For the majority of Fiscal Year 2021, substantially all operations of the Entertainment business were suspended, MSG Networks aired substantially fewer games and Tao Group Hospitality was operating at significantly reduced capacity and demand. Fiscal Year 2022 has also been impacted by the pandemic, with fewer ticketed events at our venues in the first half of the year as compared with Fiscal Year 2019 (the last full fiscal year not impacted by COVID-19) due to the lead-time required to book touring acts and artists, and an increase in cases due to a COVID-19 variant, which resulted in a number of events at our venues being cancelled or postponed in the second and third quarters.
As a result of government-mandated assembly limitations and closures, all of our performance venues were closed beginning in March 2020. Use of The Garden resumed for Knicks and Rangers home games without fans in December 2020 and January 2021, respectively, and was available at 10% seating capacity from February through May 2021 with certain safety protocols and social distancing. Beginning in May 2021, all of our New York performance venues were permitted to host guests at full capacity, subject to certain restrictions, and effective June 2021, The Chicago Theatre was permitted to host events without restrictions. Effective August 17, 2021, all workers and customers in New York City indoor dining, indoor fitness and indoor entertainment facilities, including our venues, were subject to certain vaccination requirements. Following updated regulations, effective January 3, 2022 for the Chicago Theatre, and January 29, 2022 for our New York venues, all guests five and older were required to provide proof that they had received two doses of a two-shot COVID-19 vaccine or one dose of a single-shot vaccine. These requirements were lifted in Chicago, effective February 28, 2022 and in New York effective March 7, 2022, and, as a result, our performance venues no longer require guests to provide proof of COVID-19 vaccination before entering (although specific performers may require enhanced protocols).
For Fiscal Year 2021, the majority of ticketed events at our venues were postponed or cancelled. For the nine months ended March 31, 2022 and as of this date, live events have been permitted to be held at all of our performance venues and we are continuing to host and book new events. As a result of an increase in cases of a COVID-19 variant, select bookings were postponed or cancelled at our performance venues in the second and third quarters of Fiscal Year 2022. Variants of COVID-19 that arise in the future may result in additional postponements or cancellations of bookings at our performance venues.
The impact of the COVID-19 pandemic on our operations also included (i) the partial cancellation of the 2021 production of the Christmas Spectacular, (ii) the cancellation of the 2020 production of the Christmas Spectacular, and (iii) the cancellation of both the 2020 and 2021 Boston Calling Music Festival.
The Company has Arena License Agreements with MSG Sports that require the Knicks and Rangers to play their home games at The Garden. As discussed above, capacity restrictions, use limitations and social distancing requirements were in place for the entirety of the Knicks and Rangers 2020-21 regular seasons, which materially impacted the payments we received under the Arena License Agreements for Fiscal Year 2021. On July 1, 2021, the Knicks and Rangers began paying the full amounts provided for under their respective Arena License Agreements. The Knicks and the Rangers each completed their 2021-2022 82-game regular seasons, with the Rangers advancing to the playoffs.
As a result of the COVID-19 pandemic and league and government actions relating thereto, MSG Networks aired substantially fewer NBA and NHL telecasts during Fiscal Year 2021, as compared with Fiscal Year 2019 (the last full fiscal year not impacted by COVID-19), and consequently experienced a decrease in revenues, including a material decrease in advertising revenue. The absence of live sports games also resulted in a decrease in certain MSG Networks expenses, including rights fees, variable production expenses, and advertising sales commissions. MSG Networks has resumed airing full regular season telecast schedules for its five professional teams across both the NBA and NHL, and, as a result, its advertising revenue and certain operating expenses, including rights fees expense, reflect the same.

Disruptions caused by the COVID-19 pandemic had a significant and negative impact on Tao Group Hospitality’s operations and financial performance for Fiscal Year 2021. Due to government actions taken in response to the COVID-19 pandemic, virtually all of Tao Group Hospitality’s venues were closed for approximately three months starting in March 2020. Additionally, three venues were permanently closed. Throughout Fiscal Year 2021, Tao Group Hospitality conducted limited operations at certain venues, subject to significant regulatory requirements, including capacity limits, curfews and social distancing requirements for outdoor and indoor dining. During Fiscal Year 2022, Tao Group Hospitality’s operations have also been impacted by an increase in cases due to a COVID-19 variant, which resulted in reduced operating schedules and reduced demand from guests, including corporate and private event cancellations and postponements in the second and third quarters.As of the date of this filing, Tao Group Hospitality is operating without capacity restrictions in domestic and key international markets.
It is unclear to what extent COVID-19 concerns, including with respect to new variants, could result in new government or league-mandated capacity restrictions or vaccination/mask requirements or impact the use of and/or demand for our entertainment and dining and nightlife venues, demand for our sponsorship and advertising assets, deter our employees and vendors from working at our venues (which may lead to difficulties in staffing) or otherwise materially impact our operations.
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
We regularly monitor and assess our ability to meet our net funding and investing requirements, including the construction of MSG Sphere at The Venetian. We believe we have sufficient liquidity from cash and cash equivalents ($999,063 as of March 31, 2022) and future cash flows from operations to fund our operations, service the MSGN Credit Agreement, the National Properties Term Loan Facility and the Tao Credit Facilities for the foreseeable future, as well as complete the construction of MSG Sphere at The Venetian. The Company may seek to raise capital to fund additional content, which would be expected to generate significant revenue for MSG Sphere. See Note 14 to the consolidated financial statements included in “—Item 1. Financial Statements” of this Quarterly Report on Form 10-Q for a discussion of the MSGN Credit Agreement, the National Properties Term Loan Facility and the Tao Revolving Credit Facilities. Our cash and cash equivalents at March 31, 2022 included approximately $244,000 in advance cash proceeds primarily related to tickets, suites, and, to a lesser extent, sponsorships.

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
On August 23, 2021, we announced that our cost estimate inclusive of core technology and soft costs, for MSG Sphere at The Venetian was approximately $1,865,000. This cost estimate was net of $75,000 that the Sands has agreed to pay to defray certain construction costs and also excludes the impacts of changes in inflation and significant capitalized and non-capitalized costs for items such as content creation, internal labor, capitalized interest, and furniture and equipment. Relative to our cost estimate above, our actual construction costs for MSG Sphere at The Venetian incurred through March 31, 2022 were approximately $1,327,000, which is net of $65,000 received from Sands. In addition, the amount of construction costs incurred as of March 31, 2022 includes approximately $177,600 of accrued expenses that were not yet paid as of that date.
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
In February 2018, we announced the purchase of land in Stratford, London, which we expect will become home to a future MSG Sphere. The Company submitted planning applications to the local planning authority in March 2019 and that process, which will require various stages of review to be completed and approvals to be granted, is ongoing. Therefore, we do not have a definitive timeline at this time.
We will continue to explore additional domestic and international markets where we believe next-generation venues such as MSG Sphere can be successful.
Financing Agreements
See Note 14 to the consolidated financial statements included in “— Item 1. Financial Statements” of this Quarterly Report on Form 10-Q for discussions of the Company’s debt obligations and various financing agreements.

MSGN Credit Facility

MSG Networks has made principal repayments aggregating to $89,375 through March 31, 2022 under the MSGN Credit Agreement. The MSGN Term Loan Facility amortizes quarterly in accordance with its terms. As of March 31, 2022, there was $1,010,625 outstanding under the MSGN Term Loan Facility, and no borrowings under the MSGN Revolving Credit Facility. As of March 31, 2022, the Holdings Entities and MSGN L.P. and its restricted subsidiaries on a consolidated basis were in compliance with the covenants of the MSGN Credit Agreement. The scheduled repayments for the remainder of Fiscal Year 2022 are $12,375.
National Properties Term Loan Facility
The National Properties Term Loan Facility includes a minimum liquidity covenant, pursuant to which MSG National Properties and its restricted subsidiaries are required to maintain a specified minimum level of average daily liquidity, consisting of cash and cash equivalents and available revolving commitments, over the last month of each quarter. Following the first anniversary of the closing of the facility in November 2021, the minimum liquidity level was reduced to $200,000. If at any time the total leverage ratio of MSG National Properties and its restricted subsidiaries is less than 5.00 to 1.00 as of the end of any four consecutive fiscal quarter periods or MSG National Properties obtains an investment grade rating, the minimum liquidity level is permanently reduced to $50,000. As of March 31, 2022, the trailing twelve month AOI (as defined under the National Properties Term Loan Facility) for MSG National Properties and its restricted subsidiaries was negative and therefore, the minimum liquidity level continues to be $200,000.

MSG National Properties has made principal repayments aggregating to 8,125 through March 31, 2022 under the National Properties Term Loan Facility, which amortizes quarterly in accordance with its terms. As of March 31, 2022, there was

$641,875 outstanding under the National Properties Term Loan Facility. The scheduled repayments for the remainder of Fiscal Year 2022 are $1,625.

In addition to the minimum liquidity covenant, the National Properties Term Loan Facility and the related security agreement contain certain customary representations and warranties, affirmative and negative covenants and events of default. As of March 31, 2022, MSG National Properties and its restricted subsidiaries were in compliance with the covenants of the National Properties Term Loan Facility.
Tao Senior Secured Credit Facilities
As of March 31, 2022, there was $25,000 outstanding drawn on the Tao Term Loan Facility. The scheduled repayments for the remainder of Fiscal Year 2022 are $2,500. As of March 31, 2022, Tao Group Hospitality utilized $750 of the Tao Revolving Credit Facility for issuance of letters of credit and the remaining borrowing available was $24,250.
Disruptions caused by the COVID-19 pandemic had, and may in the future have, a significant and negative impact on Tao Group Hospitality’s operations and financial performance. On August 6, 2020, TAOIH and TAOG entered into an amendment to the Tao Senior Credit Agreement, which suspended the application of the financial maintenance covenants thereunder through December 31, 2021, modified certain restrictive covenants therein through December 31, 2021, modified the applicable interest rates and increased the minimum liquidity requirement for the outstanding balance of $33,750 under the Tao Term Loan Facility and for the $25,000 availability under the Tao Revolving Credit Facility. As of January 1, 2022, such financial maintenance and restrictive covenant suspensions are no longer in effect. TAOIH and its restricted subsidiaries must maintain a minimum consolidated liquidity, consisting of cash and cash equivalents and available revolving commitments, at all times of $10,000. In addition, in connection with the amendment, the Company, through its direct subsidiary, MSG Entertainment Group, entered into a guarantee and reserve account agreement (i) to guarantee the obligations of TAOG under the Tao Senior Credit Agreement, (ii) to establish and grant a security interest in a reserve account that initially held a deposit of approximately $9,800 and (iii) with a covenant to maintain a minimum liquidity requirement of no less than $75,000 at all times. There was no balance in the reserve account as of March 31, 2022. As of March 31, 2022, TAOG, TAOIH and the restricted subsidiaries were in compliance with the covenants of the Tao Senior Credit Agreement.

As of March 31, 2022, the outstanding balance under the Tao Subordinated Credit Agreement was $63,000. The balances and interest-related activities pertaining to the Tao Subordinated Credit Agreement have been eliminated in the consolidated financial statements in accordance with ASC Topic 810, Consolidation. If the pandemic were to have significant negative impact on Tao Group Hospitality’s operations and financial performance in the future, Tao Group Hospitality may need to seek covenant waivers. Tao Group Hospitality’s failure to obtain covenant waivers could trigger a violation of these covenants and lead to default and acceleration of all of its outstanding debt, which could have a material adverse effect on liquidity.
Letters of Credit
The Company uses letters of credit to support its business operations. As of March 31, 2022, the Company had a total of $8,447 of letters of credit outstanding, which included two letters of credit for an aggregate of $750 issued under the Tao Revolving Credit Facility.
Contractual Obligations
The Company did not have any material changes in its contractual obligations since the end of Fiscal Year 2021 other than (i) a total of approximately $3,646,250 in contract obligations (primarily related to media rights agreements) that are now included as a part of the Company’s contractual obligation in connection with the Merger with MSG Networks on July 9, 2021, and (ii) activities in the ordinary course of business. See Note 12 to the consolidated financial statements included in “— Item 1. Financial Statements” of this Quarterly Report on Form 10-Q for further details on the timing and amount of payments under various media rights agreements.
Cash Flow Discussion

As of March 31, 2022, cash, cash equivalents and restricted cash totaled $1,020,753, as compared to $1,539,976 as of June 30, 2021. The following table summarizes the Company’s cash flow activities for the nine months ended March 31, 2022 and 2021:

	Nine Months Ended March 31,
	2022	2021
Net loss	$(90,942)	$(126,229)
Adjustments to reconcile net loss to net cash provided by operating activities	174,010	70,785
Subtotal	$83,068	$(55,444)
Changes in working capital assets and liabilities	23,133	(58,672)
Net cash provided by (used in) operating activities	$106,201	$(114,116)
Net cash (used in) provided by investing activities	(547,926)	21,834
Net cash (used in) provided by financing activities	(77,520)	589,598
Effect of exchange rates on cash, cash equivalents and restricted cash	22	7,918
Net (decrease) increase in cash, cash equivalents and restricted cash	$(519,223)	$505,234
Operating Activities
Net cash provided by operating activities for the nine months ended March 31, 2022 increased by $220,317 to $106,201 as compared to net cash used in operating activities of $114,116 in the prior year period primarily due to a lower net loss in the current year period and changes in working capital assets and liabilities, which included (i) higher cash collection associated with deferred revenue including collections due to promoters, and (ii) higher increase in payables, including related party payable. Our lower net loss in the current year period reflects significant non-cash items such as (i) lower deferred income tax benefits of $11,872 in the current year period as compared to $37,630 in the prior year period, and (ii) net unrealized loss of $28,303 as compared to net unrealized gain of $52,662 in the prior year period.
Investing Activities
Net cash used in investing activities for the nine months ended March 31, 2022 increased by $569,760 to $547,926 as compared to the prior year period primarily due to an increase in capital expenditures in the current year period, and to a lesser extent, the absence of proceeds from the maturity of short-term investments in the prior year period.
Financing Activities
Net cash used in financing activities for the nine months ended March 31, 2022 increased by $667,118 to $77,520 as compared to cash provided by financing activities of $589,598 in prior year period due to the absence of proceeds received from the National Properties Term Loan Facility of $630,500 during the prior year period in November 2020.
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

Impairment of Long-Lived and Indefinite-Lived Assets
Goodwill is tested annually for impairment as of August 31st and at any time upon the occurrence of certain events or substantive changes in circumstances. The Company performs its goodwill impairment test at the reporting unit level, which is one level below the operating segment level. As of March 31, 2022, the Company had three operating and reportable segments consistent with the process the Company’s management followed in making decisions and allocating resources to the business.
For purposes of evaluating goodwill for impairment, the Company has three reporting units: Entertainment, MSG Networks and Tao Group Hospitality.
The goodwill balance reported on the Company’s consolidated balance sheet as of March 31, 2022 by reporting unit was as follows:

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
During the first quarter of Fiscal Year 2022, the Company performed its most recent annual impairment tests of goodwill and determined that there were no impairments of goodwill identified for any of its reporting units as of the impairment test date. Based on these impairment tests, the Company’s reporting units had sufficient safety margins, representing the excess of the estimated fair value of each reporting unit, derived from the most recent quantitative assessments, less its respective carrying value (including goodwill allocated to each respective reporting unit). The Company believes that if the fair value of the reporting unit exceeds its carrying value by greater than 10%, a sufficient safety margin has been realized.

Identifiable Indefinite-Lived Intangible Assets
Identifiable indefinite-lived intangible assets are tested annually for impairment as of August 31st and at any time upon the occurrence of certain events or substantive changes in circumstances. The following table sets forth the amount of identifiable indefinite-lived intangible assets reported in the Company’s consolidated balance sheet as of March 31, 2022:

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
Borrowings under the National Properties Term Loan Facility and Tao Senior Secured Credit Facilities incur interest, depending on election by MSG National Properties and TAOG, at a floating rate based upon LIBOR, the U.S. Federal Funds Rate or the U.S. Prime Rate, plus, in the case of TAOG, an additional spread which is dependent upon the total leverage ratio at the time for Tao Senior Secured Credit Facilities. In addition, borrowings under the MSG Networks Senior Secured Credit Facilities bear interest at a floating rate, which at the option of MSGN L.P. may be either (i) a base rate plus an additional rate ranging from 0.25% to 1.25% per annum (determined based on a total net leverage ratio), or (ii) a Eurodollar rate plus an additional rate ranging from 1.25% to 2.25% per annum (determined based on a total net leverage ratio). Accordingly, the MSG Networks Senior Secured Credit Facilities, National Properties Term Loan Facility and the Tao Senior Secured Credit Facilities are subject to interest rate risk with respect to the tenor of any borrowings incurred. See Note 14 to the consolidated financial statements included in “— Item 1. Financial Statements” of this Quarterly Report on Form 10-Q for additional information on the MSG Networks Senior Secured Credit Facilities, National Properties Term Loan Facility and Tao Credit Facilities.
For the twelve months ended March 31, 2022, the interest rate on the MSG Networks Senior Secured Credit Facilities ranged from 1.58% to 1.96% and was approximately 1.96% as of March 31, 2022. The interest rate on the Tao Senior Secured Credit Facilities ranged from 2.59% to 2.96% and it was 2.96% as of March 31, 2022. In addition, the interest rate on National Properties Term Loan Facility was 7.00% as of March 31, 2022 and has been unchanged since inception. The effect of a hypothetical 100 basis point increase in floating interest rates prevailing as of March 31, 2022 and continuing for a full year would increase interest expense by $14,800, on the outstanding balances under the MSG Networks Senior Secured Credit Facilities, National Properties Term Loan Facility and Tao Senior Secured Credit Facilities.
Foreign Currency Exchange Rate Exposure
We are exposed to market risk resulting from foreign currency fluctuations, primarily to the British pound sterling through our net investment position initiated with our acquisition of land in London in the second quarter of fiscal year 2018 for future MSG Sphere development and through cash and invested funds which will be deployed in the construction of our London venue. We may evaluate and decide, to the extent reasonable and practical, to reduce the translation risk of foreign currency fluctuations by entering into foreign currency forward exchange contracts with financial institutions. If we were to enter into such hedging transactions, the market risk resulting from foreign currency fluctuations is unlikely to be entirely eliminated. We do not plan to enter into derivative financial instrument transactions for foreign currency speculative purposes. During the past twelve months ended March 31, 2022, the GBP/USD exchange rate ranged from 1.3003 to 1.4218 as compared to GBP/USD exchange rate of 1.3548 as of March 31, 2022, a fluctuation range of approximately 4.95%. As of March 31, 2022, a uniform hypothetical 4.57% fluctuation in the GBP/USD exchange rate would have resulted in a change of approximately $8,300 in the Company’s net asset value.
Item 4. Controls and Procedures
Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act, as of March 31, 2022. Based on that evaluation and as a result of the material weakness in our internal control over financial reporting, previously disclosed under Part II, “Item 9A, Controls and Procedures” in the Form 10-K/A filed on February 9, 2022, our Chief Executive Officer and Chief Financial Officer, concluded that the Company's disclosure controls and procedures were not effective as of March 31, 2022.
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
Remediation Plan and Status
As of March 31, 2022, the material weakness previously disclosed has not yet been fully remediated.
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
Changes in Internal Control over Financial Reporting
Other than the material weakness described above, there were no changes in the Company’s internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Securities Exchange Act of 1934) during the fiscal quarter ended March 31, 2022 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

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
Six complaints involved allegations of fiduciary breaches in connection with the negotiation and approval of the Merger and have since been consolidated into two remaining litigations.
On September 10, 2021, the Court of Chancery entered an order consolidating two derivative complaints filed by purported Company stockholders. The consolidated action is captioned: In re Madison Square Garden Entertainment Corp. Stockholders Litigation, C.A. No. 2021-0468-KSJM. The consolidated plaintiffs filed their Verified Consolidated Derivative Complaint on October 11, 2021. The complaint, which names the Company as only a nominal defendant, retains all of the derivative claims and alleges that the members of the board of directors and controlling stockholders violated their fiduciary duties in the course of negotiating and approving the Merger. Plaintiffs seek, among other relief, an award of damages to the Company including interest, and plaintiffs’ attorneys’ fees. The Company and other defendants filed answers to the complaint on December 30, 2021, and are currently engaged in responding to the consolidated plaintiffs’ discovery requests. Pursuant to the indemnity rights in its bylaws and Delaware law, the Company is advancing the costs incurred by defendants in this action, and defendants may assert indemnification rights in respect of any adverse judgment or settlement of the action.
On September 27, 2021, the Court of Chancery entered an order consolidating four complaints filed by purported stockholders of MSG Networks Inc. The consolidated action is captioned: In re MSG Networks Inc. Stockholder Class Action Litigation, C.A. No. 2021-0575-KSJM. The consolidated plaintiffs filed their Verified Consolidated Stockholder Class Action Complaint on October 29, 2021. The complaint asserts claims on behalf of a putative class of former MSG Networks Inc. stockholders against each member of the board of directors of MSG Networks Inc. prior to the Merger. Plaintiffs allege that the MSG Networks Inc. board of directors and controlling stockholders breached their fiduciary duties in negotiating and approving the Merger. The Company is not named as a defendant. Plaintiffs seek, among other relief, monetary damages for the putative class and plaintiffs’ attorneys’ fees. Defendants to the MSG Networks Inc. consolidated action filed answers to the complaint on December 30, 2021 and are currently engaged in responding to the plaintiffs’ discovery requests. Pursuant to the indemnity rights in its bylaws and Delaware law, the Company is advancing the costs incurred by defendants in this action, and defendants may assert indemnification rights in respect of any adverse judgment or settlement of the action.
On March 3, 2022 the Court of Chancery approved a case schedule, governing the two consolidated actions, which set tentative trial dates for April 2023.
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
Item 1A. Risk Factors
In addition to the other information set forth in this report, you should carefully consider the factors discussed in Part I, “Item 1A. Risk Factors” in our Annual Report on Form 10-K for the fiscal year ended June 30, 2021, as amended by Form 10-K/A filed on February 9, 2022 (the “Form 10-K”), which could materially affect the Company’s business, financial condition or future results. The risks described in the Form 10-K are not the only risks facing the Company. Additional risks and uncertainties not currently known to management or that management currently deems to be immaterial also may materially adversely affect the Company’s business, financial condition or future results.
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
Management of the Company evaluated an immaterial accounting error related to interest costs that should have been capitalized for MSG Sphere at the Venetian in the fiscal years ended June 30, 2021, 2020 and 2019 and in the fiscal quarter ended September 30, 2021, as prescribed by Accounting Standards Codification (“ASC”) Topic 835-20 (Capitalization of Interest). As a result of the accounting error, the Company has re-evaluated the effectiveness of the Company’s internal control over financial reporting and identified a material weakness in the Company’s internal control over financial reporting as of June 30, 2021, September 30, 2021, December 31, 2021 and March 31, 2022. A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of a company’s annual or interim financial statements will not be prevented or detected on a timely basis. For further discussion regarding the accounting error and the correction of such error to the Company’s previously issued consolidated and combined financial statements, see Note 23 – Correction of Previously Issued Consolidated and Combined Financial Statements to the consolidated and combined financial statements of the Company included in the Form 10-K.
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
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
As of March 31, 2022, the Company has the ability to repurchase up to $350 million of the Company’s Class A Common Stock under the Class A Common Stock share repurchase program authorized by the Company’s Board of Directors on March 31, 2020. Under the authorization, shares of Class A Common Stock may be purchased from time to time in open market transactions, in accordance with applicable insider trading and other securities laws and regulations. The timing and amount of purchases will depend on market conditions and other factors. No shares have been repurchased to date.

Item 6. Exhibits

(a)Index to Exhibits

EXHIBIT NO.	DESCRIPTION
10.1
Employment Agreement, dated as of March 23, 2022, between Madison Square Garden Entertainment Corp., and Courtney M. Zeppetella (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on March 29, 2022). †

10.2	Separation Agreement, dated as of May 3, 2022, between Madison Square Garden Entertainment Corp. and Joseph F. Yospe. †
31.1	Certification by the Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	Certification by the Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1	Certification by the Chief Executive Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2	Certification by the Chief Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101	The following materials from Madison Square Garden Entertainment Corp. Quarterly Report on Form 10-Q for the quarter ended March 31, 2022, formatted in Inline Extensible Business Reporting Language (iXBRL): (i) consolidated balance sheets, (ii) consolidated statements of operations, (iii) consolidated statements of comprehensive loss, (iv) consolidated statements of cash flows, (v) consolidated statements of equity and redeemable noncontrolling interests, and (vi) notes to consolidated financial statements.
104	The cover page from the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2022 formatted in Inline XBRL and contained in Exhibit 101.
_________________
†    This exhibit is a management contract or a compensatory plan or arrangement.

SIGNATURE
Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on the 9th day of May 2022.

Madison Square Garden Entertainment Corp.

By:	/S/ DAVID F. BYRNES
	Name:	David F. Byrnes
	Title:	Executive Vice President and Chief Financial Officer