Form 10-K
period 2022-06-30
Madison Square Garden Entertainment Corp.
filed 2022-08-19
CIK 1795250

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-K
(Mark One)

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended June 30, 2022
or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from ___________ to _____________
Commission File Number: 001-39245
MADISON SQUARE GARDEN ENTERTAINMENT CORP.
(Exact name of registrant as specified in its charter)

Delaware	84-3755666
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

Two Penn Plaza,	New York,	NY	10121
(Address of principal executive offices)			(Zip Code)

Registrant’s telephone number, including area code: (212) 465-6000
Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
Class A Common Stock	MSGE	New York Stock Exchange
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☑
Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑
The aggregate market value of the voting and non-voting common equity held by non-affiliates of Madison Square Garden Entertainment Corp. computed by reference to the price at which the common equity was last sold on the New York Stock Exchange as of December 31, 2021, the last business day of the registrant’s most recently completed second fiscal quarter, was approximately $1.85 billion.
Number of shares of common stock outstanding as of July 31, 2022:

Class A Common Stock par value $0.01 per share	—	27,381,806
Class B Common Stock par value $0.01 per share	—	6,866,754
Documents incorporated by reference — Certain information required for Part III of this report is incorporated herein by reference to the proxy statement for the 2022 annual meeting of the Company’s shareholders, expected to be filed within 120 days after the close of our fiscal year.

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
The Company was incorporated on November 21, 2019 as a direct, wholly-owned subsidiary of Madison Square Garden Sports Corp. (“MSG Sports”), formerly known as The Madison Square Garden Company. On March 31, 2020, MSG Sports’ board of directors approved the distribution of all the outstanding common stock of the Company to MSG Sports stockholders (the “Entertainment Distribution”) which occurred on April 17, 2020 (the “Entertainment Distribution Date”). Fiscal Year 2020 is presented as carve-out financial statements as the financial information from July 1, 2019 through April 17, 2020 was prepared on a standalone basis derived from the consolidated financial statements and accounting records of MSG Sports.
On July 9, 2021, the Company completed its acquisition (the “Merger”) of MSG Networks Inc., a Delaware corporation, in which MSG Networks Inc. became a wholly-owned subsidiary of the Company. The Merger has been accounted for as a transaction between entities under common control as the Company and MSG Networks Inc. were, prior to the Merger, each controlled by the Dolan Family Group (as defined herein). Upon the closing of the Merger, the net assets of MSG Networks Inc. were consolidated with those of the Company at their historical carrying amounts and the companies are presented on a consolidated basis for all historical periods that the companies were under common control. As a result, all prior period balances in these consolidated and combined financial statements (including share activities) were retrospectively adjusted as if MSG Entertainment and MSG Networks Inc. had been operating as one company.

The Company reports on a fiscal year basis ending on June 30th. In this annual report on Form 10-K, the fiscal years ended on June 30, 2022, 2021 and 2020 are referred to as “Fiscal Year 2022,” “Fiscal Year 2021” and “Fiscal Year 2020”, respectively, and the fiscal year ending June 30, 2023 is referred to as “Fiscal Year 2023.”
Overview
MSG Entertainment is a leader in live entertainment comprised of iconic venues, marquee entertainment brands, regional sports and entertainment networks, popular dining and nightlife offerings, and a premier music festival. As of June 30, 2022, we managed our business through three operating segments:
Entertainment: This segment includes the Company’s portfolio of venues: Madison Square Garden (“The Garden”), Hulu Theater at Madison Square Garden (“Hulu Theater”), Radio City Music Hall, the Beacon Theatre, and The Chicago Theatre. In addition, the Company has unveiled its vision for state-of-the-art venues, called MSG Sphere, and is currently building its first such venue in Las Vegas. The Entertainment segment also includes the original production, the Christmas Spectacular Starring the Radio City Rockettes (“Christmas Spectacular”), as well as Boston Calling Events, LLC (“BCE”), the entertainment production company that owns and operates the Boston Calling Music Festival. This segment also includes our bookings business, which features a variety of live entertainment and sports experiences.
MSG Networks: This segment is comprised of the Company’s regional sports and entertainment networks, MSG Network and MSG+, a companion streaming app, MSG GO, and other digital properties. MSG Networks serves the New York Designated Market Area, as well as other portions of New York, New Jersey, Connecticut and Pennsylvania and features a wide range of sports content, including exclusive live local games and other programming of the New York Knicks (the “Knicks”) of the National Basketball Association (the “NBA”) and the New York Rangers (the “Rangers”), New York Islanders (the “Islanders”), New Jersey Devils (the “Devils”) and Buffalo Sabres (the “Sabres”) of the National Hockey League (the “NHL”), as well as significant coverage of the New York Giants (the “Giants”) and Buffalo Bills (the “Bills”) of the National Football League (the “NFL”).
Tao Group Hospitality: This segment features the Company’s controlling interest in TAO Group Holdings LLC (“Tao Group Hospitality”), a hospitality group with globally-recognized entertainment dining and nightlife brands including: Tao, Marquee, Lavo, Beauty & Essex, Cathédrale, Hakkasan and Omnia. Tao Group Hospitality operates over 70 entertainment dining and nightlife branded locations within 60 venues in over 20 markets across five continents.
Impact of the COVID-19 Pandemic on Our Business
The Company’s operations and operating results have been materially impacted by the COVID-19 pandemic (including COVID-19 variants) and actions taken in response by governmental authorities and certain professional sports leagues during

Fiscal Years 2020, 2021 and 2022. For the majority of Fiscal Year 2021, substantially all operations of the Entertainment business were suspended, MSG Networks aired substantially fewer games and Tao Group Hospitality was operating at significantly reduced capacity and demand. Fiscal Year 2022 was also impacted by the pandemic, with fewer ticketed events at our venues in the first half of the fiscal year as compared with Fiscal Year 2019 (the last full fiscal year not impacted by COVID-19) due to the lead-time required to book touring acts and artists, and an increase in COVID-19 cases due to a new variant, which resulted in a number of events at our performance, entertainment dining and nightlife venues being cancelled or postponed in the second and third quarters.
As a result of government-mandated assembly limitations and closures, all of our performance venues were closed beginning in March 2020. Use of The Garden resumed for Knicks and Rangers home games without fans in December 2020 and January 2021, respectively, and was available at 10% seating capacity from February through May 2021 with certain safety protocols and social distancing. Beginning in May 2021, all of our New York performance venues were permitted to host guests at full capacity, subject to certain restrictions, and effective June 2021, The Chicago Theatre was permitted to host events without restrictions. Guests of our Chicago and New York venues were also subject to certain vaccination requirements until February and March 2022, respectively. As a result, our performance venues no longer require guests to provide proof of COVID-19 vaccination before entering (although specific performers may require enhanced protocols).
For Fiscal Year 2021, the majority of ticketed events at our venues were postponed or cancelled. For Fiscal Year 2022 and as of the date of this filing, live events have been permitted to be held at all of our performance venues and we are continuing to host and book new events. As a result of an increase in cases of a COVID-19 variant, select bookings were postponed or cancelled at our performance venues in the second and third quarters of Fiscal Year 2022. Variants of COVID-19 that arise in the future may result in additional postponements or cancellations of bookings at our performance venues.
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
As a result of the COVID-19 pandemic and league and government actions relating thereto, MSG Networks aired substantially fewer NBA and NHL telecasts during Fiscal Year 2021, as compared with Fiscal Year 2019 (the last full fiscal year not impacted by COVID-19), and consequently experienced a decrease in revenues, including a material decrease in advertising revenue. The absence of live sports games also resulted in a decrease in certain MSG Networks expenses, including rights fees, variable production expenses, and advertising sales commissions. MSG Networks resumed airing full regular season telecast schedules in Fiscal Year 2022 for its five professional teams across both the NBA and NHL, and as a result, its advertising revenue and certain operating expenses, including rights fees expense, reflect the same.
Disruptions caused by the COVID-19 pandemic had a significant and negative impact on Tao Group Hospitality’s operations and financial performance for Fiscal Year 2021. Due to government actions taken in response to the COVID-19 pandemic, virtually all of Tao Group Hospitality’s venues were closed for approximately three months starting in March 2020. Additionally, three venues were permanently closed. Throughout Fiscal Year 2021, Tao Group Hospitality conducted limited operations at certain venues, subject to significant regulatory requirements, including capacity limits, curfews and social distancing requirements for outdoor and indoor dining. During Fiscal Year 2022, Tao Group Hospitality’s operations were also impacted by an increase in COVID-19 cases due to a new variant, which resulted in reduced operating schedules and reduced demand from guests, including corporate and private event cancellations and postponements in the second and third quarters. As of the date of this filing, Tao Group Hospitality is operating without capacity restrictions in all markets.
It is unclear to what extent ongoing COVID-19 concerns, including with respect to new variants, could result in new government or league-mandated capacity restrictions or vaccination/mask requirements or impact the use of and/or demand for our performance, entertainment dining and nightlife venues, demand for our sponsorship and advertising assets, deter our employees and vendors from working at our venues (which may lead to difficulties in staffing) or otherwise materially impact our operations.

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
Our Strategy
Our strategy is to leverage our Company’s portfolio of marquee assets and brands — which includes renowned venues, entertainment brands and regional sports and entertainment networks —to create world-class live experiences. This unique collection of assets, coupled with our deep relationships in the entertainment and sports industries, our strong connection with diverse and passionate audiences, and our continued commitment to innovation, are what set the Company apart and represent a substantial opportunity for growth.
Key components of our strategy include:
•A unique strategy for our performance venues. The Company has a collection of iconic performance venues through which we deliver live entertainment and sporting events. This portfolio includes The Garden, Hulu Theater, Radio City Music Hall, the Beacon Theatre, and The Chicago Theatre. These venues, along with our venue management capabilities, effective bookings strategies and proven expertise in sponsorships, marketing, ticketing and hospitality, have positioned the Company as an industry leader in live entertainment. We leverage our unique assets, expertise and approach to ensure we create unmatched experiences for the benefit of all our stakeholders.
In addition to our existing venues, the Company is currently building its first MSG Sphere venue in Las Vegas, on property connected by a pedestrian bridge to The Venetian Resort, which is expected to open in the second half of calendar year 2023. We believe MSG Sphere will become a venue for the next generation of entertainment, combining cutting-edge technology with multi-sensory storytelling to deliver immersive experiences at an unparalleled scale.
◦Maximizing the live entertainment experience for our customers. We use our first-class operations, coupled with new innovations and our ability to attract top talent, to deliver unforgettable experiences for our guests — whether they are first-time visitors or repeat customers — ensuring they return to our venues. We have a track record of designing world-class facilities that exceed our customers’ expectations. This includes our renovations of The Garden, Radio City Music Hall, and the Beacon Theatre to deliver top-quality amenities such as state-of-the-art lighting, sound and staging, a full suite of hospitality offerings and enhanced premium products. In addition to better on-site amenities, we continue to explore new ways to utilize technology to improve the customer experience and create communities around our live events. From the way our customers buy their food and beverage, to how we market and process their tickets, and to the content we provide them to enhance their entertainment experience, we strive to give our customers the best experience in the industry. Our commitment to exceptional service and innovation will be elevated even further with the introduction of MSG Sphere — a venue that is being built from the ground up, to deliver an entirely new, fully immersive guest experience through the use of cutting-edge architectural, visual, audio and multi-sensory technologies. See “— Our Business — Our Performance Venues — MSG Sphere” for a description of the key design features of MSG Sphere that we believe will deliver this new guest experience.
◦Leveraging our live entertainment expertise to increase productivity across our performance venues. Part of what drives our success is our “artist first” approach, which has created significant growth at our venues over our history. Through dedicated artist areas and top-tier service, this talent-friendly environment not only attracts artists to our venues, but also brings them back for repeat performances. We will continue to use our “artist first” approach to attract the industry’s top talent with the goal of increasing utilization across all our venues through more multi-night and multi-market concerts and other events, including more recurring high-profile shows that help expand our base of events. Examples of this strategy include residencies featuring legendary performers playing our venues, which have included Billy Joel at The Garden and Jerry Seinfeld at the Beacon Theatre, as well as Phish’s Baker’s Dozen and the upcoming 15-night Harry Styles run, both at The Garden.
Another part of our “artist first” approach is how we use our diverse collection of venues. With seating capacities and configurations that range from 2,800 to 21,000, our venue pipeline enables us to shepherd an artist through their growth and development, helping us cultivate and develop deeper industry relationships. Examples of this include comedians Trevor Noah, Sebastian Maniscalco and John Mulaney, as well as artists including Brandi Carlile, Kacey Musgraves and Ben Platt, who all first performed at our theatres in New York and Chicago before headlining at The Garden. Our portfolio of venues also enables us to work with artists across multiple markets, further strengthening our partnerships as well as our opportunities for more extensive engagements.

◦Selectively expanding our performance venues in key music and entertainment markets. The Company is currently building its first MSG Sphere venue in Las Vegas, a venue for the next generation of entertainment. Due to the transformative nature of these venues, the Company believes there will be other markets — both domestic and international — where MSG Sphere can be successful. The design of MSG Sphere will be flexible to accommodate a wide range of sizes and capacities — from large-scale to smaller and more intimate — based on the needs of the individual market. Operating a network of MSG Sphere venues would provide the Company with a number of avenues for potential growth, including driving increased bookings and greater marketing and sponsorship opportunities. As we explore selectively extending the MSG Sphere network beyond Las Vegas to other markets around the world, we intend to utilize several options such as non-recourse debt financing, joint ventures, equity partners and a managed venue model.
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
◦Delivering unrivaled exposure for our partners. Our assets are highly sought after by companies that value the popularity of our venues, entertainment brands and media properties. These include The Garden — The World’s Most Famous Arena, Radio City Music Hall’s cherished holiday tradition, the Christmas Spectacular production, and MSG Network and MSG+, two award-winning regional sports and entertainment networks. Utilizing these powerful platforms, we collaborate with companies to create elevated experiences that showcase their brands in meaningful ways. With the debut of MSG Sphere in Las Vegas, we expect the value proposition for partners to continue to expand, as the venue will introduce a new platform with innovative opportunities for them to connect with our guests. For example, the Exosphere at MSG Sphere at The Venetian will be covered in 580,000 square feet of fully programmable LED paneling, creating the world’s largest LED screen and an impactful digital showcase for brands, events and partners.
◦The attractiveness of our assets is further strengthened by various agreements that enable our Company to deliver compelling, broad-based marketing platforms by combining our live entertainment and media assets with MSG Sports’ professional sports brands. We utilize this integrated approach to deliver unrivaled exposure in the New York area for a wide range of companies from both established and emerging industries such as mobile sports gaming, which was legalized in New York in Fiscal Year 2022. As a result, we’ve attracted world-class partners that include JPMorgan Chase, Anheuser-Busch, BetMGM, Caesars Sportsbook, Delta Air Lines, DraftKings, Infosys, Lexus and PepsiCo, among others.
◦The Company also offers a wide array of premium corporate hospitality offerings that cater to a variety of audiences. For example, The Garden has a range of suite and club products, including 21 Event Level suites, 58 Lexus Level suites, 18 Infosys Level suites, the Caesars Sportsbook Lounge (formerly the Madison Club), Suite Sixteen and The Loft. These suites and clubs — which provide exclusive private spaces, first-class amenities and some of the best seats in The Garden — are primarily licensed to corporate customers with the majority being multi-year agreements, most of which have annual escalators. We believe the unique combination of our entertainment offerings and MSG Sports’ premium live sporting events, along with the continued importance of corporate hospitality to our guests, position us well to continue to grow this business. And as the Company’s expansion plans progress, our MSG Sphere venues will deliver additional hospitality options in other major markets.
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
•A growing portfolio of proprietary venue content. We continue to explore the creation of proprietary venue content — including the development of attraction-like shows for MSG Sphere — that enables us to benefit from being both content creator and venue operator. Content development will ultimately give us greater control over the utilization of our venues, making us less reliant on touring schedules. The Company is supporting this strategy through MSG Sphere Studios, a creative studio headquartered in Burbank, CA that brings together expertise from across the entertainment industry. Established in 2020, MSG Sphere Studios features an interdisciplinary team of creative, production, technology and software experts providing full in-house creative and production services — including strategy and concept, capture, show production and postproduction.
◦At MSG Sphere Studios, the Company is also working together with artists, directors, and brands to develop and test content for MSG Sphere, enabling them to seamlessly utilize MSG Sphere’s capabilities to bring their creative vision to life. MSG Sphere Studios features proprietary tools developed specifically for MSG Sphere that makes content creation for this powerful platform a seamless experience and maximizes the potential of MSG Sphere’s immersive technologies — whether adapting existing content or developing original attractions purpose-built for MSG Sphere at The Venetian.
•A continued commitment to innovation in media. For more than 50 years, MSG Networks has been at the forefront of the industry, pushing the boundaries of regional sports coverage. We continually seek to enhance the value that our networks provide to viewers, advertisers and distributors by utilizing state-of-the-art technology to deliver high-quality, best-in-class content and live viewing experiences. MSG Networks has experimented with new types of content including alternative versions of live game telecasts and sports gaming-focused studio programming. It is now positioned as one of the premium destinations for sports gaming content after launching three new sports gaming shows in Fiscal Year 2022. MSG Networks continues to evaluate new ways to monetize its media rights and content library through potential new and complimentary product offerings, such as a potential direct-to-consumer offering.
•Utilizing our world-class hospitality expertise. The Company owns a controlling interest in Tao Group Hospitality — a leader in the global hospitality industry. Tao Group Hospitality operates over 70 entertainment dining and nightlife branded locations within 60 venues in over 20 markets across five continents. It features a collection of widely recognized brands, including: Tao, Marquee, Lavo, Beauty & Essex, Cathédrale, Hakkasan and Omnia. Tao Group Hospitality has been expanding in select markets both domestically and internationally, and with the acquisition of the business of Hakkasan USA, Inc. (“Hakkasan”) in April 2021, increased its domestic reach in markets such as Las Vegas, Hawaii, Southern California and Miami, while also significantly growing its international presence with the addition of important global destinations such as London and the Middle East. Its most recent new location, Fleur Room, opened in Los Angeles subsequent to the end of Fiscal Year 2022. In addition to its expansion plans, Tao Group Hospitality has become a valuable strategic partner for the Company. This includes at The Garden, where Tao Group Hospitality is playing a larger role in the food and hospitality offerings, as well as in Las Vegas, where its 17-

year history in the market will help to create a world-class guest experience for MSG Sphere.
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
Specifically, through our Entertainment segment, the Company produces, presents and hosts a variety of live entertainment events, such as concerts, sporting events, family shows, performing arts events, special events and wholly-owned productions. In addition, the Company hosts two of the most recognized franchises in professional sports — the NBA’s Knicks and the NHL’s Rangers. These live events are held at the Company’s venues, The Garden, Hulu Theater, Radio City Music Hall, the Beacon Theatre, and The Chicago Theatre. With seating capacities and configurations that range from 2,800 to 21,000, our diverse collection of venues enables us to showcase a multitude of acts and events that cover a wide spectrum of genres to diverse audiences. The Company is also expanding its portfolio of venues with the construction of MSG Sphere at The Venetian in Las Vegas.
Our productions include the beloved holiday show, the Christmas Spectacular — which runs exclusively at Radio City Music Hall and features the world-famous Radio City Rockettes (the “Rockettes”).
In addition, our Entertainment segment includes our controlling interest in BCE, the entertainment production company that owns and operates the Boston Calling Music Festival.
Our Bookings Business
Live Entertainment
Our Company is an established industry leader that books a wide variety of live entertainment events in our venues, which perennially include some of the biggest names in music and entertainment. Over the last several years, our venues have been key destinations for artists such as the Eagles, U2, Foo Fighters, Paul McCartney, Drake, Bruno Mars, Justin Bieber, Harry Styles, Dead and Company, Phish, Fleetwood Mac, Kacey Musgraves, Eric Clapton, Josh Groban, Andrea Boccelli, Jennifer Lopez, Carrie Underwood, Justin Timberlake, P!nk, Chris Stapleton, Radiohead, Barbra Streisand, Olivia Rodrigo, Ariana Grande, Sebastian Maniscalco, Trevor Noah, John Mulaney and Dave Chappelle.
In addition, we have successfully developed new ways to increase the utilization of our venues, while creating unique experiences for artists and fans with our various residencies — including The Garden’s first music franchise: Billy Joel at The Garden. This extraordinary residency is at a historic 81 performances and counting since it began in January 2014, bringing Billy Joel’s lifetime performances at The World’s Most Famous Arena to 127 (through July 2022). The Company’s other current residencies include the multi-year, dual-city residency of Tedeschi Trucks Band at both the Beacon Theatre and The Chicago Theatre. The Company has also in recent years successfully created other unique bookings and residencies across its portfolio of venues, including Jerry Seinfeld at the Beacon Theatre, Dave Chappelle at Radio City Music Hall, Phish’s 13-night “Baker’s Dozen” run at The Garden, Ali Wong at the Beacon Theatre, Trey Anastasio’s eight-week virtual residency at the Beacon Theatre — a first for the Company — and Josh Groban’s “Great Big Radio City Show.”
Our venues also attract family shows and theatrical productions, which have included: ’Twas the Night Before… by Cirque du Soleil at both The Chicago Theatre and Hulu Theater, as well as Peppa Pig Live!, Paw Patrol Live! and Sesame Street Live!. Other significant events that have taken place at our venues include the Tony Awards, the MTV Video Music Awards, New York Comic Con, Tribeca Festival events and the final season premieres of both HBO’s Game of Thrones and STARZ’s POWER. We have also hosted appearances by luminaries such as His Holiness Pope Francis, His Holiness the Dalai Lama and the Prime Minister of India, Narendra Modi, along with graduations, television upfronts, product launches and film premieres.
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
Professional boxing has had a long history with The Garden. The Garden famously hosted Muhammad Ali and Joe Frazier’s 1971 “Fight of the Century,” considered among the greatest sporting events in modern history, as well as numerous other boxing greats, including: Joe Louis, Rocky Marciano, Sugar Ray Robinson, Willie Pep, Emile Griffith, George Foreman, Roberto Duran, Oscar De La Hoya, Sugar Ray Leonard, Lennox Lewis, Roy Jones, Jr., Mike Tyson, Evander Holyfield, Miguel Cotto and Wladimir Klitschko. In recent years, boxing’s top fighters have called The Garden home, including former unified lightweight world champion Teofimo Lopez, former three weight class champion Vasyl Lomachenko and super middleweight Edgar Berlanga. In 2022, for the first-time in The Garden’s history, two women headlined a boxing event when Katie Taylor faced off against Amanda Serrano in front of a sold-out crowd for the undisputed lightweight championship.
Since the return of professional mixed martial arts in New York State in 2016, The Garden regularly hosts top UFC events, as well as Bellator MMA events and the Professional Fighters League, which has held events at Hulu Theater, including its inaugural World Championships.
College sports have been a mainstay at The Garden for decades, with college basketball being featured at The World’s Most Famous Arena for nearly 90 years. The Garden hosted the annual Big East Tournament in March 2022 for the 40th straight year. It is the longest-running conference tournament at one site in all of college basketball and will celebrate its 41st anniversary at The Garden in March 2023. In addition, St. John’s University has called The Garden its “home away from home” for decades. The Garden also continues to build its college hockey tradition, with a popular biennial event featuring Cornell University vs. Boston University, as well as recent visits from top national teams such as Boston College, North Dakota, Harvard, Yale, Michigan and Minnesota.
For the first time in venue history, the Madison Square Garden Complex hosted professional darts when the US Darts Masters and the North American Championship took place at Hulu Theater in 2022, which also marked the first time a professional darts championship was held in New York City.
Other world-class sporting events have included the NBA All-Star Game in 2015, and the NCAA Division I Men’s Basketball East Regional Finals, which The Garden hosted in 2014 and 2017. The widely popular season-ending tournament is set to return to The Garden in 2023.
Our Productions
One of the Company’s core properties, the Christmas Spectacular — which runs exclusively at Radio City Music Hall and features the world-famous Rockettes — has been performed at the Music Hall since 1933. This production has become a tradition for many, creating a holiday touchstone that generations of fans want to return to, time and again. The show’s enduring popularity is driven by the incomparable Radio City Rockettes, the longest-running precision dance company in America, admired for their iconic style of dance, talent and athleticism, as well as their unity both on and off the stage.
In 2021, the production returned for a shortened run — a result of the COVID-19 pandemic — welcoming over 400,000 guests across 101 performances and serving as a source of joy and inspiration for many fans.
With the return of the beloved lyrical number “Snow” in 2021, the Rockettes now perform in nine numbers throughout the 90-minute production — with more technically complex and different styles of dance than ever before.
We acquired the rights to the Christmas Spectacular in 1997, and those rights are separate from, and do not depend on the continuation of, our lease of Radio City Music Hall. We also hold rights to the Rockettes brand in the same manner. We lease Radio City Music Hall pursuant to a long-term lease agreement. See “ — Our Performance Venues — Radio City Music Hall.”
The Company believes it has a significant and unique asset in the Rockettes and continues to strengthen and broaden the Rockettes brand by targeting the most prominent and effective vehicles that elevate their visibility and underscore their reputation as beloved American cultural icons. The Rockettes have appeared or performed at high-profile events and award shows, including Presidential Inaugurations, Macy’s Thanksgiving Day Parade, Macy’s 4th of July Fireworks event, the Rockefeller Center Tree Lighting, New Year’s Eve Times Square Ball Drop, Tony Awards, MTV Video Music Awards, World Pride events, and television shows and holiday specials (America’s Got Talent, Project Runway, The Kacey Musgraves

Christmas Show, The Today Show, Live with Kelly and Ryan and The Tonight Show Starring Jimmy Fallon), among many others.
We continue to pursue opportunities to generate greater brand awareness, including through television and public appearances and dance education offerings. We are also committed to ensuring that the best dancers from all backgrounds, cultures, races, religions and ethnicities can become Rockettes, and are actively strengthening our relationships within the dance community, expanding where we hold auditions and scouting sessions, and eliminating financial barriers to entry, including for Rockettes Conservatory, our dancer development program. Rockettes Conservatory is an invite-only, week-long intensive training program held at Radio City Music Hall and offered at no cost to participants. The program was designed as an investment in promising dancers’ futures, and in addition to becoming an inclusive talent pipeline for future Rockettes, conservatory ensures the dance company continues to evolve by attracting the best dancers. Additionally, to create a more inclusive line by broadening the number of dancers eligible to become Rockettes, the organization announced an expanded height requirement beginning with the April 2022 audition.
Our Festival Offering
The Company owns a controlling interest in BCE, the entertainment production company known for successfully creating and operating New England’s premier music festival — Boston Calling, which celebrated its 11th edition in 2022 after canceling its 2020 and 2021 festivals due to the COVID-19 pandemic. The three-day festival takes place over Memorial Day weekend at the Harvard Athletic Complex and features performances from marquee headliners along with a diverse array of musicians, bands and local performers. The festival also showcases a variety of food and drink offerings featuring the best of Boston’s restaurants, world-famous breweries and award-winning chefs.
Our Performance Venues
The Company operates a mix of iconic performance venues that continue to build on their historic prominence as destinations for unforgettable experiences and events.
We own or operate under long-term leases a total of five venues in New York City and Chicago. These venues are: The Garden, Hulu Theater, Radio City Music Hall and the Beacon Theatre in New York City; and The Chicago Theatre. The Company is also building a new venue in Las Vegas, MSG Sphere at The Venetian and, in 2018, we purchased land in Stratford, London which we expect will become home to a future MSG Sphere.
The Garden
The Garden has been a celebrated center of New York life since it first opened its doors in 1879. Over its 143-year history, there have been four Garden buildings, each known for showcasing the best of the era’s live sports and entertainment offerings. We believe that The Garden has come to epitomize the power and passion of live sports and entertainment to people around the world, with an appearance at The Garden often representing a pinnacle of an athlete’s or performer’s career. Known as “The World’s Most Famous Arena,” The Garden has been the site of some of the most memorable events in sports and entertainment, and together with Hulu Theater, has hosted hundreds of events and millions of visitors each year. In 2009, Billboard magazine ranked The Garden the number-one venue of the decade in its respective class based upon gross ticket sales. Music industry subscribers to the trade magazine Pollstar have voted The Garden “Arena of the Year” 23 times since the inception of the awards in 1989. The Garden also regularly ranks as the highest-grossing entertainment venue of its size in the world based on Billboard magazine’s mid-year and year-end rankings. The venue was ranked number one worldwide four times in the last five years for venues with a capacity over 15,001, according to Billboard’s year-end rankings.
Over The Garden’s history, it has been the setting for countless “big events,” inspired performances and one-of-a-kind moments that have helped define sports, entertainment and culture. Highlights include “The Fight of the Century” between Muhammad Ali and Joe Frazier in 1971, the 1970 Knicks’ NBA Championship, the Rangers’ 1994 Stanley Cup Championship, three Democratic National Conventions and one Republican National Convention, Marilyn Monroe’s famous birthday serenade to President John F. Kennedy, Frank Sinatra’s “Main Event” concert in 1974, the only U.S. concerts from the reunited Cream, the 25th Anniversary Rock and Roll Hall of Fame concerts, the 60th Annual Grammy Awards, and Billy Joel’s record-breaking 127 total performances at The Garden (through July 2022). In September 2015, His Holiness Pope Francis celebrated Mass at The Garden as part of his successful U.S. visit, which marked the first time a current pope has visited The Garden since Pope John Paul II in 1979. The Garden has also hosted four prominent benefit concerts, which galvanized the public to respond to national and global crises, including the first of its kind, “The Concert for Bangladesh” in 1972, as well as “The Concert for New York City,” following the events of 9/11, “From the Big Apple to the Big Easy,” held after Hurricane Katrina in 2005, and “12-12-12, The Concert for Sandy Relief” in 2012. And in February 2020, To Kill a Mockingbird became the first-ever

Broadway play to perform at The Garden with an entirely free performance for 18,000 New York City public school students. The Garden also continues to be home to two of MSG Sports’ professional sports franchises — the Knicks and Rangers.
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
Following a three-year, top-to-bottom renovation, in October 2013, The Garden was fully transformed, featuring improved sightlines, additional entertainment and dining options, new concourses, upgraded hospitality areas, new technology, unique historic exhibits, and a completely transformed interior, where the intimacy of the arena bowl and The Garden’s world-famous ceiling were maintained. Focused on the total fan experience, the renovation was designed to benefit everyone in attendance, whether first-time visitors, season ticket subscribers, athletes, artists, suite holders or marketing partners. The Garden’s transformation ensured that attending an event at “The World’s Most Famous Arena” remained unlike anywhere else.
We own the Madison Square Garden Complex, the platform on which it is built and development rights (including air rights) above our property. Madison Square Garden sits atop Pennsylvania Station (“Penn Station”), a major commuter hub in Manhattan, which is owned by the National Railroad Passenger Corporation (Amtrak). While the development rights we own would permit us to expand in the future, any such use of development rights would require various approvals from the City of New York. The Garden seats up to approximately 21,000 spectators for entertainment and sporting events and, along with Hulu Theater, contains approximately 1,100,000 square feet of floor space over 11 levels.
Hulu Theater at Madison Square Garden
Hulu Theater at Madison Square Garden, which has approximately 5,600 seats, opened as part of the fourth Madison Square Garden Complex in 1968. Since then, some of the biggest names in live entertainment have performed at Hulu Theater, including The Who, Diana Ross, Elton John, James Taylor, Mary J. Blige, Pentatonix, John Legend, Karol G, Ellie Goulding, Chris Rock, Neil Young, Bill Maher, Jerry Seinfeld, Tyler, the Creator, J Balvin, Ricky Gervais, Nicky Jam, Aziz Ansari, Alejandro Sanz, Bert Kreischer and Van Morrison. Hulu Theater has also been the site for several boxing events including the inaugural World Championships of the Professional Fighters League as well as the NBA and NFL Drafts. In addition, it has hosted various product launches, upfronts, award shows, and other special events such as Wheel of Fortune and audition shows for America’s Got Talent, as well as a variety of theatrical productions and family shows, including ’Twas the Night Before… by Cirque du Soleil, A Christmas Story, Elf The Musical, Paw Patrol Live! and Sesame Street Live!. Our Company has a multi-faceted marketing partnership with Hulu, a leading premium streaming service, that includes exclusive naming rights. Hulu Theater regularly ranks as one of the highest-grossing entertainment venues of its size in the world, based on Billboard magazine’s mid-year and year-end rankings.

Radio City Music Hall
Radio City Music Hall has a rich history as a national theatrical and cultural mecca since it was first built by theatrical impresario S.L. “Roxy” Rothafel in 1932. Known as “The Showplace of the Nation,” it was the first building in the Rockefeller Center complex and, at the time, the largest indoor theater in the world. Radio City Music Hall, a venue with approximately 6,000 seats, hosts concerts, family shows and special events, and is home to the Christmas Spectacular. See “— Our Productions.” Over its history, entertainers who have graced the Great Stage include: Aretha Franklin, Lady Gaga, Brian Wilson, Harry Styles, Diana Ross, Lizzo, Olivia Rodrigo, Josh Groban, Mariah Carey, Lorde, Nine Inch Nails, Trey Anastasio, Christina Aguilera, Britney Spears, Tony Bennett, Hasan Minhaj, Billie Eilish, Sebastian Maniscalco, Jim Gaffigan, David Gilmour and Dave Chappelle. Radio City Music Hall was recognized by Pollstar magazine as Theatre of the Decade for 2009-2019 and regularly ranks as the highest-grossing entertainment venue of its size in the world, based on Billboard magazine’s mid-year and year-end rankings. The venue has ranked number one worldwide nine of the last ten years for venues with capacities of 5,001 to 10,000, according to Billboard’s year-end rankings.
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
Beacon Theatre
In November 2006, we entered into a long-term lease agreement to operate the legendary Beacon Theatre, a venue with approximately 2,800 seats, which sits on the corner of Broadway and 74th Street in Manhattan. The Beacon Theatre was conceived by S. L. “Roxy” Rothafel and is considered the “older sister” to Radio City Music Hall. Designed by Chicago architect Walter Ahlschlager, the Beacon Theatre opened in 1929 as a forum for vaudeville acts, musical productions, drama, opera and movies. The Beacon Theatre was designated a New York City landmark by the NYC Landmarks Preservation Commission in 1979 and a national landmark on the National Register of Historic Places in 1982. Over its history, the Beacon Theatre has been a venerable rock and roll room for some of the greatest names in music, including: Steely Dan, Coldplay, Alice Cooper, Dave Matthews Band, Crosby Stills & Nash, Elton John, Hozier, Tom Petty and the Heartbreakers, Tedeschi Trucks Band, Eddie Vedder, John Mellencamp, Widespread Panic and Bob Dylan, as well as The Allman Brothers Band, which played their 238th show at the Beacon Theatre in October 2014, marking their final concert as a band. In recent years, the venue has become a comedy haven, hosting a monthly Jerry Seinfeld residency and multi-night stands from comedians including Ali Wong, Sebastian Maniscalco, Chelsea Handler, Eddie Izzard, Nate Bargatze and Russell Peters. The venue has also hosted special events, such as film premieres for the Tribeca Festival, along with numerous luminaries such as His Holiness the Dalai Lama in 2009 and 2013, and President Bill Clinton in 2006, when the Rolling Stones played a private concert in honor of his 60th birthday. In Fall 2020, the Company and Trey Anastasio presented The Beacon Jams, the venue’s first-ever virtual residency which included eight weekly shows that were streamed live to hundreds of thousands of fans and raised more than $1 million for charity.
In August 2008, the Beacon Theatre was closed for a seven-month restoration project to return the theater to its original 1929 grandeur. The restoration of the Beacon Theatre focused on all historic, interior public spaces of the building, backstage and back-of-house areas, and was based on extensive historic research, as well as detailed, on-site examination of original, decorative painting techniques that had been covered by decades-old layers of paint. The Beacon Theatre has won several architectural awards recognizing its outstanding restoration. The widely acclaimed, comprehensive restoration was similar to our restoration of Radio City Music Hall and reflects our commitment to New York City. The Beacon Theatre regularly ranks as one of the highest-grossing entertainment venues of its size in the world, based on Billboard magazine’s mid-year and year-end rankings.
In December 2021, the Company extended the term of our lease on the Beacon Theatre, previously set to expire in 2026, until December 31, 2036 with an option to renew for an additional 10 years by providing notice prior to expiration.
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
The Chicago Theatre has become a highly attractive destination for concerts, comedy shows and other live events, hosting a wide range of entertainers, including Bob Dylan, Mumford & Sons, David Byrne, Neil Young, Diana Ross, Madonna, Jerry Seinfeld, Janet Jackson, Elvis Costello, Bob Weir, Jim Gaffigan, Conan O’Brien, Amy Schumer, Steely Dan and Brett Eldredge. The venue has also hosted theatrical tours such as ’Twas the Night Before… by Cirque du Soleil, A Christmas Story, The Wizard of Oz, Paw Patrol Live! and Dr. Seuss’ How The Grinch Stole Christmas! The Musical. The Chicago Theatre regularly ranks as one of the highest-grossing entertainment venues of its size in the world, based on Billboard magazine’s mid-year and year-end rankings.
MSG Sphere
The Company is progressing with its creation of MSG Sphere at The Venetian, adjacent to the Strip in Las Vegas, which will utilize cutting-edge technologies to create immersive experiences on an unprecedented scale. MSG Sphere is an entirely new medium, uniquely built for immersive entertainment experiences, and key design features include:
•A 580,000 square foot, fully-programmable LED Exosphere - the world’s largest LED screen;

•An interior bowl featuring the highest resolution LED screen known today — with more than 160,000 square feet of immersive display surface — larger than three football fields;
•An advanced acoustics system featuring more than 160,000 speakers and beamforming technology that will deliver crystal clear audio and provide unique directional listening experiences;
•Multi-sensory technologies, including an immersive seating system that uses deep vibrations so guests can “feel” the experience, as well as environmental effects such as temperature and scent; and
•An advanced architecture for connectivity that will enable a broader range of content, greater interaction among guests and more immersive entertainment experiences.
These technologies will come together to create a powerful platform, which we believe will make MSG Sphere the venue of choice for a wide variety of content — including original immersive attractions, concerts, residencies, and corporate and marquee events.
The Company is building its first MSG Sphere in Las Vegas, a 17,500-seat venue, on land adjacent to The Venetian Resort leased from a subsidiary of Venetian Las Vegas Gaming, LLC (“The Venetian”). The Venetian agreed to provide us with $75 million to help fund the construction costs, including the cost of a pedestrian bridge that links MSG Sphere to The Venetian Expo. Through June 30, 2022, The Venetian paid us $65 million of this amount for construction costs. The ground lease has no fixed rent; however, if certain return objectives are achieved, The Venetian will receive 25% of the after-tax cash flow in excess of such objectives. The lease is for a term of 50 years, commencing upon substantial completion of construction.
For this project, the Company began serving as construction manager in December 2020, providing it with significant transparency and control over the construction process, including direct engagement and supervision of subcontractors.
MSG Sphere at The Venetian is a complex construction project with cutting-edge technology, which relies on subcontractors obtaining components from a variety of sources around the world. In April 2020, the Company announced that it was suspending construction of MSG Sphere due to COVID-19 related factors that were outside of its control, including supply chain issues. As the ongoing effects of the pandemic continued to impact its business operations, in August 2020, the Company disclosed that it had resumed full construction with a lengthened timetable to better preserve cash through the COVID-19 pandemic. The Company continues to make significant progress on construction, and expects to open the venue in the second half of calendar year 2023. See “— Item 1A. Risk Factors — General Risk Factors — Our Operations and Operating Results Have Been, and May in the Future be, Materially Impacted by the COVID-19 Pandemic and Actions Taken in Response by Governmental Authorities and Certain Professional Sports Leagues.”
Because of the transformative nature of these venues, we believe there could be other markets — both domestic and international — where MSG Sphere can be successful. The design of MSG Sphere will be flexible to accommodate a wide range of sizes and capacities — from large-scale to smaller and more intimate — based on the needs of any individual market.
As we explore selectively extending the MSG Sphere network beyond Las Vegas to other markets around the world, the Company’s intention is to utilize several options, such as non-recourse debt financing, joint ventures, equity partners and a managed venue model.
In February 2018, we announced the purchase of land in Stratford, London, which we expect will become home to a future MSG Sphere. The Company submitted a planning application to the local planning authority in March 2019 and that process, which requires various stages of review to be completed and approvals to be granted, is ongoing. Therefore, we do not have a definitive timeline at this time.
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
Debuting as the first regional sports network in the country on October 15, 1969, MSG Networks has been a pioneer in regional sports programming for more than 50 years, setting a standard of excellence, creativity and technological innovation. Today, MSG Networks’ exclusive, award-winning programming continues to be a valuable differentiator for viewers, advertisers and the cable, satellite, fiber-optic and other platforms (“Distributors”) that distribute its networks. MSG Networks is widely distributed throughout all of New York State and significant portions of New Jersey and Connecticut, as well as parts of Pennsylvania. MSG GO allows subscribers to access MSG Network and MSG+ and on demand content from a subscriber’s geographic region on their smartphones, tablets, and computers and is currently available to subscribers of all MSG Networks major distributors. MSG Networks is also carried nationally by certain Distributors on sports tiers or in similar packages.
Throughout its history, MSG Networks has been at the forefront of the industry, pushing the boundaries of regional sports coverage. In the process, its networks have become a powerful platform for some of the world’s greatest athletes and entertainers. MSG Networks’ commitment to programming excellence has earned it a reputation for best-in-class programming, production, marketing, and technical innovation. It has won more New York Emmy Awards for live sports and original programming over the past 10 years than any other regional sports network in the region.
The foundation of MSG Networks’ programming is its professional sports coverage. MSG Network and MSG+ feature a wide range of compelling sports content, including exclusive live local games and other programming of the Knicks, Rangers, Islanders, Devils and Sabres, as well as significant coverage of the New York Giants and Buffalo Bills. MSG Networks also showcases a wide array of other sports and entertainment programming, which includes Westchester Knicks basketball, New York Riptide lacrosse, as well as horse racing, soccer, poker, tennis, mixed martial arts and boxing programs.
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
MSG Networks is also positioned as one of the premium destinations for sports gaming content. In Fiscal Year 2022, MSG Networks debuted three new sports gaming shows prior to the legalization of mobile sports gaming in New York — The Bettor Half Hour, The Betting Exchange, and Odds with Ends. Each show features a mix of sports gaming experts and former New York athletes delivering sports gaming content in a fun and informative way.
Tao Group Hospitality
Tao Group Hospitality develops, owns and operates many of the most successful entertainment dining and nightlife venues in the world. Since opening its first venue in 2000, Tao Group Hospitality has been creating some of the hospitality industry’s most innovative experiences. In April 2021, Tao Group Hospitality acquired Hakkasan, creating a global leader in premium hospitality. Following the acquisition, the Company has an approximately 67% indirect controlling interest in the combined business.
Tao Group Hospitality’s portfolio features over 70 branded locations within 60 venues (a single venue may have multiple branded locations on-site) in over 20 markets across five continents – with a collection of world-renowned brands, including: Tao, Marquee, Lavo, Beauty & Essex, Cathédrale, Hakkasan and Omnia. Tao Group Hospitality has multiple branded locations in New York City, Las Vegas, Southern California, London, Singapore, Los Cabos, Chicago, Mumbai and one branded location in each of the following markets: Miami, Honolulu, Connecticut, Shanghai, Marrakech, Oslo, Sydney, Bodrum, Riyadh, Qatar, Abu Dhabi, Dubai, Bengaluru, Kolkata and Mexico City. Through a combination of license, management and lease agreements, Tao Group Hospitality has a vast network of partners that provide the company with additional opportunities for expansion and brand development both domestically and internationally.
Tao Group Hospitality is continuing to actively develop opportunities to expand in select markets both domestically and internationally. In Fiscal Year 2022, Tao Group Hospitality opened two brand new locations, Ling Ling Mexico City as well as Lavo Ristorante in Los Angeles, and subsequent to the end of Fiscal Year 2022, Tao Group Hospitality opened Fleur Room in Los Angeles. Tao Group Hospitality has a pipeline of new branded locations planned for Fiscal Year 2023, including a waterfront restaurant in Miami.
The Company employs Tao Group Hospitality’s expertise to create new and innovative premium hospitality experiences that can be integrated across the Entertainment segment’s live offerings, driving value and growth across the Company. This includes at The Garden, where Tao Group Hospitality is playing an increasingly larger role in the food and hospitality offerings. In addition, Tao Group Hospitality operates, in partnership with the Company, Suite Sixteen at The Garden — a members-only suite that combines Tao-style luxury with top sports and entertainment events to deliver a unique premium experience for fans. Tao Group Hospitality is also a strategic partner with the Company in Las Vegas, where it is helping to create a world-class guest experience for MSG Sphere at The Venetian. Tao Group Hospitality has a 17-year history in the Las Vegas market, where — with the acquisition of Hakkasan — it now has 14 branded locations.

Intellectual Property
We create, own and license intellectual property in the countries in which we operate, have operated or intend to operate, and it is our practice to protect our trademarks, brands, copyrights, inventions and other original and acquired works. We have registered many of our trademarks and have filed applications for certain others. Additionally, we have filed for patent protection in the United States and other countries where we operate or plan to operate. Our registrations and applications relate to trademarks and inventions associated with, among other of our brands, Madison Square Garden, the Radio City Rockettes, MSG Sphere and Tao Group Hospitality brands. We believe our ability to maintain and monetize our intellectual property rights, including the technology and content being developed for MSG Sphere and our brand logos, are important to our business, our brand-building efforts and the marketing of our products and services. We cannot predict, however, whether steps taken by us to protect our proprietary rights will be adequate to prevent misappropriation of these rights or protect against vulnerability to oppositions or cancellation actions due to non-use. See “— Item 1A. Risk Factors — Risks Related to Cybersecurity and Intellectual Property — We May Become Subject to Infringement or Other Claims Relating to Our Content or Technology” and “— Item 1A. Risk Factors — Risks Related to Cybersecurity and Intellectual Property — Theft of Our Intellectual Property May Have a Material Negative Effect on Our Business and Results of Operations.”
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
We are proud to play a leadership role organizing extraordinary events such as opening The Garden to the “12-12-12” benefit concert organized post-Superstorm Sandy, which raised more than $50 million for hurricane victims. In February 2020, The Garden opened its doors to 18,000 New York City public school students for an exclusive, free performance of the Broadway production of To Kill a Mockingbird. In addition to these events, the Company provides funding annually to various non-profit organizations across the country, as well as in-kind contributions such as tickets, promotional items and food to schools, charities and community-based organizations in the local area. During the COVID-19 pandemic, the Company worked with dozens of local restaurants and charities to donate approximately 200,000 meals to families in need. In addition, the Company is a long-time supporter of the Lustgarten Foundation for Pancreatic Cancer Research, the nation’s largest private supporter of pancreatic cancer research, which has directed more than $225 million to research and assembled the best scientific minds to help find a cure.
Our Company also has a close association with The Garden of Dreams Foundation (the “Foundation”), a non-profit charity dedicated to bringing life changing opportunities to young people in need. In partnership with the Company and MSG Sports, the Foundation provides young people in our communities with access to educational and skills opportunities, mentoring programs, and memorable experiences that enhance their lives, help shape their futures and create lasting joy. Specific initiatives include the Inspire Scholarship program, which has committed since its inception over $5.8 million in aid to high school seniors to provide financial assistance related to college and trade school expenses, and “MSG Classroom,” an Emmy award-winning educational initiative that teaches high school students about the media industry through hands-on learning opportunities in areas such as broadcasting, script writing and production. All of the Foundation’s activities target young people facing illness or financial challenges, as well as children of uniformed personnel who have been lost or injured while serving our communities. Since its inception in 2006, the Foundation has impacted more than 400,000 young people and their families.
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
Labor
Our Entertainment and Tao Group Hospitality businesses are also subject to regulation regarding working conditions, overtime and minimum wage requirements. See “— Item 1A. Risk Factors — Economic and Operational Risks — Labor Matters May Have a Material Negative Effect on Our Business and Results of Operations.”
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
The data protection landscape is rapidly evolving in the United States. For example, California passed a comprehensive data privacy law, the California Consumer Privacy Act of 2018 (the “CCPA”), and other states including Virginia and Colorado have also passed similar laws. Additionally, the California Privacy Rights Act (the “CPRA”) will impose additional data protection obligations on covered businesses, including additional consumer rights procedures and obligations, limitations on data uses, new audit requirements for higher risk data, and constraints on certain uses of sensitive data. The majority of the CPRA provisions will go into effect on January 1, 2023, and additional compliance investment and potential business process changes may be required. Further, there are several legislative proposals in the United States, at both the federal and state level, that could impose new privacy and security obligations.
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
Advertising Restrictions on Children’s Programming
Any programming intended primarily for children 12 years of age and under and associated Internet websites that we may offer must comply with certain limits on commercial matter and certain of our affiliation agreements require us to certify compliance with such standards.
Obscenity Restrictions
Distributors are prohibited from transmitting obscene programming, and certain of our affiliation agreements require us to refrain from including such programming on our networks.
Program Carriage
The FCC has made changes to the program carriage rules, which prohibit Distributors from favoring their affiliated programming networks over unaffiliated similarly situated programming networks in the rates, terms and conditions of carriage agreements between programming networks and cable operators or other MVPDs. Some of these recent changes to the rules could make it more difficult for our programming networks to challenge a Distributor’s decision to decline to carry one of our programming networks or to discriminate against one of our programming networks.
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
New or existing programming networks that are owned by or affiliated with broadcast networks such as NBC, ABC, CBS or Fox, or broadcast station owners, such as Sinclair, may have a competitive advantage over our networks in obtaining distribution through the “bundling” of agreements to carry those programming networks with the agreement giving the Distributor the right to carry a broadcast station owned by or affiliated with the network.
In addition, content providers (such as certain broadcast and cable networks) and new content developers, Distributors and syndicators are distributing programming directly to consumers on an “over-the-top” (“OTT”) basis. In addition to existing direct-to-consumer streaming services such as Amazon Prime, Hulu, Netflix, Apple TV+, Disney+, HBO Max and Peacock, additional services have launched and more will likely launch in the near term, which may include sports-focused services that may compete with our networks for viewers and advertising revenue. Such direct-to-consumer OTT distribution of content has contributed to consumers eliminating or downgrading their pay television subscription, which results in certain consumers not receiving our programming networks.
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
Competition for Sports Programming Sources
Because the loyalty of the sports viewing audience to a sports programming network is primarily driven by loyalty to a particular team or teams, access to adequate sources of sports programming is particularly critical to our networks. In connection with the spinoff of MSG Sports from MSG Networks in September 2015 (the “2015 Sports Distribution”), MSG Networks entered into long-term media rights agreements with the Knicks and Rangers providing MSG Networks with the exclusive live local media rights to their games. MSG Networks also has multi-year media rights agreements with the Islanders, Devils and Sabres. Our rights with respect to these professional teams may be limited in certain circumstances due to rules imposed by the leagues in which they compete. Our programming networks compete for telecast rights for teams or events principally with national or regional programming networks that specialize in, or carry, sports programming, local and national commercial broadcast television networks, independent syndicators that acquire and resell such rights nationally, regionally and locally, streaming outlets and other Internet and mobile-based distributors of programming. Some of our competitors may own or control, or are owned or controlled by, or otherwise affiliated with, sports teams, leagues or sports promoters, which gives them an advantage in obtaining telecast rights for such teams or sports. For example, two professional sports teams located in New York have ownership interests in programming networks featuring the games of their teams. Distributors may also contract directly with the sports teams in their local service areas for the right to distribute games on their platforms.
The increasing amount of sports programming available on a national basis, including pursuant to national media rights arrangements (e.g., NBA on ABC, ESPN and TNT, and NHL on ABC, ESPN, ESPN+ and TNT), as part of league-controlled sports programming networks (e.g., NBA TV and NHL Network), in out-of-market packages (e.g., NBA League Pass and NHL Center Ice), league and other websites, mobile applications and streaming outlets, may have an adverse impact on our competitive position as our programming networks compete for distribution and for viewers.
Competition for Advertising Revenue
The level of our advertising revenue depends in part upon unpredictable and volatile factors beyond our control, such as viewer preferences, the performance of the sports teams whose media rights we control, the quality and appeal of the competing programming and the availability of other entertainment activities. See “— Item 1A. Risk Factors — Risks Related to Our MSG Networks Business — We Derive Substantial Revenues From the Sale of Advertising Time and Those Revenues Are Subject to a Number of Factors, Many of Which Are Beyond Our Control.”
Competition in Our Tao Group Hospitality Business
Our Tao Group Hospitality business competes with other restaurants and nightlife venues in over 20 markets across five continents. Two of the primary geographic areas in which we operate, New York City and Las Vegas, are among the most competitive markets in the world, with thousands of restaurants and nightlife venues. We also have significant operations in Southern California and London. Our restaurants and nightlife venues outside of New York City and Las Vegas similarly compete with other dining and nightlife options in their respective markets and elsewhere. We compete with these other options on the basis of the quality, location and atmosphere, including the nature and condition of the setting, of our venues, our service, the price, quality and presentation of our food, and the overall experience we provide.
Human Capital Resources
We believe the strength of our workforce is one of the significant contributors to our success. Our key human capital management objectives are to invest in and support our employees in order to attract, develop and retain a high performing and diverse workforce.

Diversity and Inclusion (“D&I”)
We aim to create an employee experience that fosters the Company’s culture of respect. By welcoming the diverse perspectives and experiences of our employees, we all share in the creation of a more vibrant, unified, and engaging place to work. To advance these efforts, we maintain a joint Diversity and Inclusion Council (the “D&I Council”) comprised of employees from the Company and MSG Sports who have demonstrated a high level of passion and commitment to diversity and inclusion.

Several D&I Council initiatives have furthered these objectives under our expanded Talent Management, Diversity and Inclusion function led by our VP, Talent Management and Chief Diversity Officer, including:

Workforce: Embedding Diversity and Inclusion through Talent Actions

•Introduced bi-annual workforce demographic dashboards to the extended management team and facilitated four diversity and inclusion content-specific working sessions to advise leaders on strategies to build and retain inclusive teams.
•Revisited our mandatory Inclusive Selection Training for managers and developed guidelines to de-bias talent review conversations with an aim to increase objectivity and consistency around leadership potential.

•Developed an Emerging Talent List to expand our talent pool to better identify and develop high performing diverse talent for expanded roles and promotable opportunities.

Workplace: Building an Inclusive and Accessible Community

•In Fiscal Year 2022, we launched the MSG Diversity & Inclusion Heritage Month enterprise calendar to acknowledge and celebrate culturally relevant days and months of recognition, anchored by our six employee resource groups: AAPI, Black, LatinX, PRIDE, Veterans, and Women. Viewership of D&I related content on our internal employee communications portal more than doubled year-over-year (combined with MSG Sports).

•Introduced a Paid Military Leave benefit to support our employees who are called to military service, demonstrating our commitment to be a military-friendly employer.

•Launched our first employer-branded campaign, “We Are MSG”, reflecting the values of the Company and MSG Sports and the diversity that unites our community. The first video, Faces of MSG, was publicly released on internal and external platforms, anchoring our careers website and LinkedIn page.

Community: Bridging the Divide through Expansion to Diverse Stakeholders

•Focused on connecting with minority-owned businesses to increase the diversity of our vendors and suppliers by leveraging employee resource groups and our community, which creates revenue generating opportunities for diverse suppliers to promote their businesses and products. In Fiscal Year 2022, we hosted the Black Fashion Pop-Up Shop and Pride Fest for Black and LGBTQ+ entrepreneurs, respectively.

•Invested in an external facing supplier diversity portal on our website, which we expect to launch in Fiscal Year 2023. The portal is for diverse suppliers across all spectrums of identity that are interested is doing business with us.

•Strengthened our commitment to higher education institutions to increase campus recruitment pipelines. In partnership with the Knicks and our social impact team, we hosted the 1st Annual Historically Black Colleges and Universities (“HBCU”) Night highlighting the important contributions of these institutions. In partnership with Chase, we awarded a twenty-five-thousand-dollar scholarship to a Spelman College student. Additionally, we hosted HBCU SpringComing Innovation Lab for select HBCU alumni and students, leveraging their insights to strengthen our recruitment outreach strategy. We also partnered with select City University of New York students to host resume workshops curated and sponsored by the PRIDE employee resource group.

Talent
As of June 30, 2022, we had approximately 2,200 full-time union and non-union employees and 8,700 part-time union and non-union employees.
We aim to attract top talent through our prestigious brands and venues, as well as through the many benefits we offer. We aim to retain and develop our talent by emphasizing our competitive rewards, offering opportunities that support employees both personally and professionally, and our commitment to fostering career development in a positive corporate culture.

Our performance management practice includes ongoing feedback and conversations between managers and team members, and talent reviews designed to identify potential future leaders and inform succession plans. We value continuous learning and development opportunities for our employees, which include a career development tool, leadership development programs, a learning platform, and tuition assistance.
Our benefit offerings are designed to meet the range of needs of our diverse workforce and include: domestic partner coverage, an employee assistance program which also provides assistance with child and elder care resources, legal support, pet insurance, wellness programs and financial planning seminars. These resources are intended to support the physical, emotional and financial well-being of our employees.
As of June 30, 2022, approximately 38% of our employees were represented by unions. Approximately 7% of such union employees are subject to collective bargaining agreements (“CBAs”) that expired as of June 30, 2022 and approximately 44% are subject to CBAs that will expire by June 30, 2023 if they are not extended prior thereto. Labor relations can be volatile, though our current relationships with our unions taken as a whole are positive. We have from time to time faced labor action or had to make contingency plans because of threatened or potential labor actions.
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
Financial Information about Segments and Geographic Areas
Substantially all revenues and assets of the Company’s reportable segments are attributed to or located in the United States. A majority of the Company’s revenues and assets are concentrated in the New York City metropolitan area. Tao Group Hospitality, in which the Company has a controlling interest, operates globally with over 70 entertainment dining and nightlife branded locations within 60 venues in over 20 markets across five continents. Financial information by business segments for each of Fiscal Years 2022, 2021 and 2020 is set forth in “Part II — Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations” and “Part II — Item 8. Financial Statements and Supplementary Data — Consolidated and Combined Financial Statements — Notes to Consolidated and Combined Financial Statements — Note 22. Segment Information.”
Available Information

Our telephone number is 212-465-6000, our website is http://www.msgentertainment.com and the investor relations section of our website is http://investor.msgentertainment.com. We make available, free of charge through the investor relations section of our website, annual reports on Form 10-K, quarterly reports on Form 10-Q and current reports on Form 8-K and amendments to those reports filed or furnished pursuant to Section 13(a) or 15(d) of the Securities Exchange Act of 1934, as amended, as well as proxy statements, as soon as reasonably practicable after we electronically file such material with, or furnish it to, the Securities and Exchange Commission (“SEC”) at http://www.sec.gov. Copies of these filings are also available on the SEC’s website. References to our website in this report are provided as a convenience and the information contained on, or available through, our website is not part of this or any other report we file with or furnish to the SEC.

Item 1A. Risk Factors
Summary of Risk Factors
The following is a summary of the principal risks that could adversely affect our business, operations and financial results. For a more complete discussion of the material risks facing our business, please see below.
General Risk Factors
•Our operations and operating results have been, and may in the future be, materially impacted by the COVID-19 pandemic and actions taken in response by governmental authorities and certain professional sports leagues.
•All of our businesses face intense and wide-ranging competition that may have a material negative effect on our business and results of operations.

Risks Related to Our Entertainment Business
•The success of our Entertainment business depends on the continued popularity of our live productions, particularly the Christmas Spectacular, and the sporting events we host at our venues.

•The Company is moving forward with its MSG Sphere initiative which will use cutting-edge technologies and will require significant investments, including for new content, productions, attractions and other events. There can be no assurance that MSG Sphere will be successful.

•We depend on licenses from third parties for the performance of musical works at our venues.

•Our properties are subject to, and benefit from, certain easements, the availability of which may not continue on terms favorable to us or at all.

•A change to or withdrawal of a New York City real estate tax exemption for the Madison Square Garden Complex may have a material negative effect on our business and results of operations.

Risks Related to Our MSG Networks Business
•Our MSG Networks business depends on our affiliation agreements, the loss of which or renewal of which on less favorable terms may have a material negative effect on our business and results of operations.

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

•If the rate of decline in the number of subscribers to traditional MVPD services increases or these subscribers shift to other services or bundles that do not include the Company’s programming networks, there may be a material negative effect on the Company’s affiliation revenues.

•We derive substantial revenues from the sale of advertising time and those revenues are subject to a number of factors, many of which are beyond our control. We may be unable to renew our media rights agreements on acceptable terms or such rights may be lost for other reasons.

•Our MSG Networks business is substantially dependent on the popularity of the NBA and NHL teams whose media rights we control. The actions of the NBA and NHL may have a material negative effect on our MSG Networks business and results of operations.

Risks Related to Our Tao Group Hospitality Business
•Tao Group Hospitality’s revenue growth depends upon adding new branded locations which will require additional capital and there can be no guarantee of success.

•A lack of availability of future, or a decline in the quality of existing locations for Tao Group Hospitality venues may have a material negative effect on our business and results of operations.

•Negative publicity with respect to, or reduced popularity of, any of the existing or future Tao Group Hospitality branded locations could have a material negative effect on our business and results of operations.

Economic and Operational Risks
•Our business has been adversely impacted and may, in the future, be materially adversely impacted by an economic downturn, recession, financial instability, inflation or changes in consumer tastes and preferences.

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

•Labor matters may have a material negative effect on our business and results of operations.

•The unavailability of systems upon which we rely may have a material negative effect on our business and results of operations.

•We face continually evolving cybersecurity and similar risks, which could cause disruption of our business, damage to our brands and reputation, legal exposure and financial losses.

Risks Related to Our Indebtedness, Financial Condition, and Internal Control
•We have substantial indebtedness and are highly leveraged, which could adversely affect our business.

•We may require additional financing to fund our planned construction of MSG Sphere in Las Vegas, as well as certain of our obligations, ongoing operations, and capital expenditures, the availability of which is uncertain.

•We have and could in the future incur substantial operating losses, adjusted operating losses and negative cash flow.

•Material weaknesses or adverse findings in our internal control over financial reporting in the future could have an adverse effect on the market price of our common stock.

Risks Related to Governance and Our Controlled Ownership
•We are materially dependent on MSG Sports’ performance under various agreements.

•We are controlled by the Dolan family. As a result of their control, the Dolan family has the ability to prevent or cause a change in control or approve, prevent or influence certain actions by the Company.

•We share certain key directors, and officers and employees with MSG Sports and/or AMC Networks, which means those officers do not devote their full time and attention to our affairs. Additionally, our overlapping directors and officers with MSG Sports and/or AMC Networks may result in the diversion of corporate opportunities and other conflicts.

General Risk Factors
Our Operations and Operating Results Have Been, and May in the Future be, Materially Impacted by the COVID-19 Pandemic and Actions Taken in Response by Governmental Authorities and Certain Professional Sports Leagues.
The Company’s operations and operating results have been materially impacted by the COVID-19 pandemic (including COVID-19 variants) and actions taken in response by governmental authorities and certain professional sports leagues during Fiscal Years 2020, 2021 and 2022.
Entertainment business. As a result of government-mandated assembly limitations and closures, all of our performance venues were closed beginning in March 2020 and substantially all operations of the Entertainment business were suspended for the majority of Fiscal Year 2021. Use of The Garden resumed for Knicks and Rangers home games without fans in December 2020 and January 2021, respectively, and was available at 10% seating capacity from February through May 2021 with certain safety protocols and social distancing. As a result, the payments we received under the Arena License Agreements during this period were materially impacted. Beginning in May 2021, all of our New York performance venues were permitted to host guests at full capacity, subject to certain restrictions, and effective June 2021, The Chicago Theatre was permitted to host events without restrictions. Guests of our Chicago and New York venues were also subject to certain vaccination requirements until February and March 2022, respectively. During Fiscal Year 2022, we had fewer ticketed events at our venues in the first half of the fiscal year as compared with Fiscal Year 2019 (the last full fiscal year not impacted by COVID-19) due to the lead-time required to book touring acts and artists, and an increase in COVID-19 cases due to a new variant, which resulted in a number of events at our venues being cancelled or postponed in the second and third quarters. The impact of the COVID-19 pandemic on our operations also included (i) the partial cancellation of the 2021 production of the Christmas Spectacular, (ii) the cancellation of the 2020 production of the Christmas Spectacular, and (iii) the cancellation of both the 2020 and 2021 Boston Calling Music Festival.

In April 2020, the Company announced that it was suspending construction of MSG Sphere at The Venetian due to COVID-19 related factors that were outside of its control, including supply chain issues. This is a complex construction project with cutting-edge technology that relies on subcontractors obtaining components from a variety of sources around the world. As the ongoing effects of the pandemic continued to impact its business operations, in August 2020, the Company disclosed that it resumed full construction with a lengthened timetable in order to better preserve cash through the COVID-19 pandemic. The Company remains committed to bringing MSG Sphere to Las Vegas and expects to open the venue in the second half of calendar year 2023.

MSG Networks business. As a result of the COVID-19 pandemic and league and government actions relating thereto, MSG Networks aired substantially fewer NBA and NHL telecasts during Fiscal Year 2021, as compared with Fiscal Year 2019 (the last full fiscal year not impacted by COVID-19), and consequently experienced a decrease in revenues, including a material decrease in advertising revenue. The absence of live sports games also resulted in a decrease in certain MSG Networks expenses, including rights fees, variable production expenses, and advertising sales commissions. MSG Networks resumed airing full regular season telecast schedules in Fiscal Year 2022 for its five professional teams across both the NBA and NHL, and, as a result, its advertising revenue and certain operating expenses, including rights fees expense, reflect the same.

Tao Group Hospitality business. Due to government actions taken in response to the COVID-19 pandemic, virtually all of Tao Group Hospitality’s venues were closed for approximately three months starting in March 2020. Additionally, three venues were permanently closed. Throughout Fiscal Year 2021, Tao Group Hospitality operated at significantly reduced capacity and demand and conducted limited operations at certain venues, subject to significant regulatory requirements, including capacity limits, curfews and social distancing requirements for outdoor and indoor dining. During Fiscal Year 2022, Tao Group Hospitality’s operations were also impacted by an increase in COVID-19 cases due to a new variant, which resulted in reduced operating schedules and reduced demand from guests, including corporate and private event cancellations and postponements in the second and third quarters. As of the date of this filing, Tao Group Hospitality is operating without capacity restrictions in all markets.

It is unclear to what extent ongoing COVID-19 concerns, including with respect to new variants, could result in renewed government or league-mandated capacity restrictions or vaccination/mask requirements or impact the use of and/or demand for our performance, entertainment dining and nightlife venues, demand for our sponsorship and advertising assets, deter our employees and vendors from working at our venues (which may lead to difficulties in staffing) or otherwise materially impact our operations. Governmental regulations enacted in response to the COVID-19 pandemic may impact the revenue we derive and/or the expenses we incur from events that we choose to host such that events that were historically profitable would instead result in losses. Concerns about the COVID-19 pandemic could deter artists from touring and/or substantially decrease the use of and demand for our performance, entertainment dining and nightlife venues. Both the NBA and NHL determined to complete their 2019-20 seasons with games away from home arenas, reduce the number of regular season games for the 2020-21 seasons, and conduct the majority of the shortened 2020-21 seasons without fans in attendance, and it is possible that concerns related to COVID-19 could cause professional sports teams in the United States to play games without an audience during future seasons or to suspend, cancel or otherwise reduce the number of games scheduled in the regular reason or playoffs, which could have a material impact on the distribution and/or advertising revenues of our MSG Networks segment and the payments we receive under the Arena License Agreements. See “ — Economic and Operational Risks — We Are Subject to Extensive Governmental Regulation and Our Failure to Comply with These Regulations May Have a Material Negative Effect on Our Business and Results of Operations” and “Part II — Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations — Introduction — Business Overview — Impact of the COVID-19 Pandemic on Our Business.”

Our business is particularly sensitive to reductions in travel and discretionary consumer spending. A pandemic, such as COVID-19, could also impede economic activity in impacted regions and globally over the long term, potentially causing a global recession and leading to a further decline in discretionary spending on sports and entertainment events and other leisure activities, which could result in long-term effects on our business. To the extent the COVID-19 pandemic adversely affects our business and financial results, it may also have the effect of heightening many of the other risks described in this “Risk Factors”

section, such as those relating to our liquidity, indebtedness, and our ability to comply with the covenants contained in the agreements that govern our indebtedness.

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
Entertainment business. The success of our Entertainment business is largely dependent on the continued success of the Christmas Spectacular, and the availability of, and our venues’ ability to attract, concerts, family shows, sporting events and other events, competition for which is intense, and the ability of performers to attract strong attendance at our venues. For example, The Garden, Hulu Theater, Radio City Music Hall and the Beacon Theatre all compete with other entertainment options in the New York City metropolitan area. The Chicago Theatre faces similar competition from other entertainment options in its market and elsewhere.
In addition, our Entertainment business is highly sensitive to customer tastes and depends on our ability to attract artists and events. The success of our Entertainment business depends in part upon our ability to offer live entertainment that is popular with customers. We contract with promoters and others to provide performers and events at our venues. There may be a limited number of popular artists, groups or events that can attract audiences to our venues, and our business would suffer to the extent that we are unable to continue to attract such artists, groups and events to perform at our venues. See “— Our Operations and Operating Results Have Been, and May in the Future be, Materially Impacted by the COVID-19 Pandemic and Actions Taken in Response by Governmental Authorities and Certain Professional Sports Leagues.”
In order to maintain the competitive positions of The Garden and our other venues, we must invest on a continuous basis in state-of-the-art technology. In addition, we must maintain a competitive pricing structure for events that may be held in our venues, many of which have alternative venue options available to them in New York and other cities. We invest a substantial amount in our Christmas Spectacular and in new content and productions to continue to attract audiences. We cannot be assured that such investments will generate revenues that are sufficient to justify our investment or even that exceed our expenses. For a discussion of substantial investments in state-of-the-art technology by the Company in connection with the MSG Sphere, see “— Risks Related to Our Entertainment Business — The Company is Moving Forward With its MSG Sphere Initiative and Is Building and Plans to Operate its First State-of-the-Art Venue in Las Vegas, While Pursuing a Potential Venue in London. MSG Sphere Will Use Cutting-Edge Technologies and Will Require Significant Capital Investment by the Company. There Can Be No Assurance That MSG Sphere Will Be Successful.”
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
New or existing programming networks that are owned by or affiliated with broadcast networks such as NBC, ABC, CBS or Fox, or broadcast station owners, such as Sinclair, may have a competitive advantage over our networks in obtaining distribution through the “bundling” of agreements to carry those programming networks with the agreement giving the Distributor the right to carry a broadcast station owned by or affiliated with the network. For example, regional sports and entertainment networks affiliated with broadcast networks are carried by certain Distributors that do not currently carry our networks. Our business depends, in part, upon viewer preferences and audience acceptance of the programming on our networks. These factors are often unpredictable and subject to influences that are beyond our control, such as the quality and appeal of competing programming, the performance of the sports teams whose media rights we control, general economic conditions and the availability of other entertainment options. We may not be able to successfully predict interest in proposed new programming and viewer preferences could cause new programming not to be successful or cause our existing programming to decline in popularity. If our programming does not gain or maintain the level of audience acceptance we, our advertisers or Distributors expect, it could negatively affect advertising or affiliation fee revenues. An increase in our costs associated with programming, including original programming, may materially negatively affect our business and results of operations.
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
Tao Group Hospitality business. The restaurant, nightlife and hospitality industries are intensely competitive with respect to, among other things, service, price, food quality and presentation, location, atmosphere, overall experience, and the nature and condition of the setting (including, to the extent applicable, customer perception of the safety measures implemented due to the COVID-19 pandemic). Competitors of Tao Group Hospitality’s business include a large and diverse group of well-recognized upscale restaurants and nightlife venues and brands. Some of our competitors may have a larger network of venues and/or greater financial resources.
In order to maintain the competitive positions of our Tao Group Hospitality branded locations, we must invest on a continuous basis in maintaining the high-quality atmosphere of our branded locations, notable performers and promotional events, as well as maintaining and developing new guest relationships. In addition, we must maintain a competitive pricing structure for food and drinks at our branded locations, given the number of alternative venue options available to potential customers. We cannot be assured that such investments will generate revenues that are sufficient to justify our investment or even that exceed our expenses.
Risks Related to Our Entertainment Business
The Success of Our Entertainment Business Depends on the Continued Popularity of Our Live Productions, Particularly the Christmas Spectacular, and the Sporting Events We Host at Our Venues, the Decline of Which Could Have a Material Negative Effect on Our Business and Results of Operations.
The financial results of our Entertainment business are dependent on the popularity of our live productions, particularly the Christmas Spectacular, for which the 2019 production (the last production presented prior to the impact of the COVID-19 pandemic) represented 17% of our revenues in Fiscal Year 2020. Fan and consumer tastes also change frequently and it is a challenge to anticipate what will be successful at any point in time. Should the popularity of the Christmas Spectacular decline (including, for example, due to customer unwillingness to travel to New York City, purchase tickets to a full-capacity indoor event, comply with safety protocols or satisfy vaccination requirements to the extent applicable, all as a result of the COVID-19 pandemic), our revenues from ticket sales, and concession and merchandise sales would likely decline, and we might not be able to replace the lost revenue with revenues from other sources.
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

We expect MSG Sphere costs to be substantial. While it is always difficult to provide a definitive construction cost estimate for large-scale construction projects, it is particularly challenging for one as unique as MSG Sphere. In May 2019, the Company’s preliminary cost estimate for MSG Sphere at The Venetian was approximately $1.2 billion. This estimate was based only upon schematic designs for purposes of developing the Company’s budget and financial projections. In February 2020, we announced that our cost estimate, inclusive of core technology and soft costs, for MSG Sphere at The Venetian was approximately $1.66 billion. We then announced in May 2021 that numerous factors had impacted and will continue to impact the cost estimate, including the ongoing effects of the COVID-19 pandemic and its impact on the global supply chain and associated costs of materials and labor, as well as changes to project design, scope and schedule — and that, as a result, we estimated the cost of the venue had increased by approximately 10%. As of June 30, 2022, our cost estimate, inclusive of core technology and soft costs, for MSG Sphere at The Venetian was approximately $2 billion. Both our current and prior cost estimates are net of $75 million that The Venetian has agreed to pay to defray certain construction costs and also excludes significant capitalized and non-capitalized costs for items such as content creation, internal labor, capitalized interest, and furniture and equipment. Given the complexity of the project, the time remaining until the venue’s planned opening and the impacts of the global pandemic, our cost estimate is subject to uncertainty.
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
In light of the ambitious and unique design of MSG Sphere, including the use of technologies that have not previously been employed in major entertainment venues, the risk of delays and higher than anticipated costs are elevated. In addition to this, as the Company continues with the construction of its Las Vegas venue, the Company may face unexpected project delays, costs and other complications. In April 2020, the Company announced that it was suspending construction of MSG Sphere in Las Vegas due to COVID-19 related factors that were outside of its control, including supply chain issues. This was followed in August 2020, by the Company disclosing that it had resumed full construction with a lengthened timetable in order to better preserve cash through the COVID-19 pandemic. The Company remains committed to bringing MSG Sphere to Las Vegas and expects to open the venue in calendar year 2023.
Our ground lease with The Venetian, as amended, for the land where MSG Sphere in Las Vegas is being constructed requires that we achieve substantial completion of the project no later than September 30, 2023, subject to certain permitted extensions. If we do not achieve this outside completion date, The Venetian could terminate the lease.
We may also continue to explore additional domestic and international markets where these next-generation venues can be successful. The design of future MSG Spheres will be flexible to accommodate a wide range of sizes and capacities – from large-scale to smaller and more intimate – based on the needs of any individual market. In connection with the construction of the MSG Sphere venues, the Company may need to obtain additional capital beyond what is available from cash-on-hand and cash flows from operations. With regard to MSG Sphere at The Venetian, the Company plans to finance the construction of the venue from cash-on-hand and cash flows from operations. If the Company’s cash-on-hand and cash flows from operations are not sufficient to finance the remaining construction costs of MSG Sphere at The Venetian, the Company would need to access additional capital including potential incremental debt. There is no assurance that we would be able to obtain that capital. The NBA and NHL have imposed restrictions on financing transactions that require a secured interest in The Garden. While the Company plans to self-fund the construction of MSG Sphere at The Venetian, the Company’s intention for future venues is to utilize several options, such as non-recourse debt financing, joint ventures, equity partners and a managed venue model.

In February 2018, we announced the purchase of land in Stratford, London, which we expect will become home to a future MSG Sphere. The Company submitted a planning application to the local planning authority in March 2019 and that process, which requires various stages of review to be completed and approvals to be granted, is ongoing. Therefore, we do not have a definitive timeline at this time.
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
As part of our Entertainment business strategy, we intend to develop new content, productions, attractions and live entertainment events, for our existing and planned venues, including MSG Sphere, which may include expansions or enhancements of our existing productions or relationships or the creation of entirely new productions and attractions. Expansion or enhancement of productions and/or the development of new content, productions, attractions and live entertainment events could require significant upfront expense that may never result in a viable show or attraction, as well as investment in sets, staging, creative processes, commissioning and/or licensing of intellectual property, casting and advertising and may lead to dislocation of other alternative sources of entertainment that may have played in our venues absent these productions, attractions and events. To the extent that any efforts at expanding or enhancing productions or creating new productions or content do not result in a viable show or attraction, or to the extent that any such productions do not achieve expected levels of popularity among audiences, we may not recover the substantial expenses we previously incurred for non-capitalized investments, or may need to write-off all or a portion of capitalized investments. In addition, any delay in launching such productions or enhancements could result in the incurrence of operating costs which may not be recouped. For example, we wrote off approximately $75.4 million of deferred production costs across Fiscal Years 2016 and 2017 related to the
New York Spectacular Starring the Radio City Rockettes.

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
Additionally, our planned MSG Sphere in Las Vegas will have the benefit of easements with respect to the planned pedestrian bridge to The Venetian. Our ability to continue to utilize these and other easements, including for advertising and promotional purposes, requires us to comply with a number of conditions. Certain adjoining property owners have easements over our property, which we are required to maintain so long as those property owners meet certain conditions. It is possible that we will be unable to continue to access or maintain any easements on terms favorable to us, or at all, which could have a material negative effect on our business and results of operations.
A Change to or Withdrawal of a New York City Real Estate Tax Exemption for the Madison Square Garden Complex May Have a Material Negative Effect on Our Business and Results of Operations.
Many arenas, ballparks and stadiums nationally and in New York City have received significant public support, such as tax exempt financing, other tax benefits, direct subsidies and other contributions, including for public infrastructure critical to the facilities such as parking lots and transit improvements. Our Madison Square Garden Complex benefits from a more limited real estate tax exemption pursuant to an agreement with the City of New York, subject to certain conditions, and legislation enacted by the State of New York in 1982. For Fiscal Year 2022, the tax exemption was $41.9 million. From time to time there have been calls to repeal or amend the tax exemption. Repeal or amendment would require legislative action by New York State.
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
MSG Networks’ success is dependent upon affiliation relationships with a limited number of Distributors. Existing affiliation agreements of our programming networks expire during each of the next several years and we cannot provide assurances that we will be able to renew these affiliation agreements or obtain terms as attractive as our existing agreements in the event of a renewal. For example, we have not been able to successfully renew our affiliation agreement with Comcast since its expiration in September 2021.
Affiliation fees constitute a significant majority of our MSG Networks revenues. Changes in affiliation fee revenues generally result from a combination of changes in rates and/or changes in subscriber counts. Reductions in the license fees that we receive per subscriber or in the number of subscribers for which we are paid, including as a result of a loss of or reduction in carriage of our programming networks or a loss of subscribers by one or more of our Distributors, would adversely affect our affiliation fee revenue. For example, our affiliation fee revenue declined $18.3 million in the fourth quarter of Fiscal Year 2022 compared to the fourth quarter of Fiscal Year 2021. Subject to the terms of our affiliation agreements, Distributors may introduce, market and/or modify tiers of programming networks that could impact the number of subscribers that receive our programming networks, including tiers of programming that may exclude our networks. Any loss or reduction in carriage would also decrease the potential audience for our programming, which may adversely affect our advertising revenues. See “— If the Rate of Decline in the Number of Subscribers to Traditional MVPDs Services Increases or These Subscribers Shift to Other Services or Bundles That Do Not Include the Company’s Programming Networks, There May Be a Material Negative Effect on the Company’s Affiliation Revenues.”
Our affiliation agreements generally require us to meet certain content criteria, such as minimum thresholds for professional event telecasts throughout the calendar year on our networks. If we do not meet these criteria, remedies may be available to our Distributors, such as fee reductions, rebates or refunds and/or termination of these agreements in some cases. For example, we recorded $10.7 million in Fiscal Year 2022 for affiliate rebates.
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
Occasionally we may have disputes with Distributors over the terms of our affiliation agreements. If not resolved through business discussions, such disputes could result in litigation and/or actual or threatened termination of an existing agreement. The loss of any of our significant Distributors, the failure to renew on terms as attractive as our existing agreements (or to do so in a timely manner) or disputes with our counterparties relating to the interpretation of their agreements with us, could materially negatively affect our business and results of operations.

Given That We Depend on a Limited Number of Distributors for a Significant Portion of Our MSG Networks Revenues, Further Industry Consolidation Could Adversely Affect Our Business and Results of Operations.
The pay television industry is highly concentrated, with a relatively small number of Distributors serving a significant percentage of pay television subscribers that receive our programming networks, thereby affording the largest Distributors significant leverage in their relationship with programming networks, including ours. Substantially all of our affiliation fee revenue comes from our top four Distributors. Further consolidation in the industry could reduce the number of Distributors available to distribute our programming networks and increase the negotiating leverage of certain Distributors, which could adversely affect our revenue. In some cases, if a Distributor is acquired, the affiliation agreement of the acquiring Distributor will govern following the acquisition. In those circumstances, the acquisition of a Distributor that is a party to one or more affiliation agreements with us on terms that are more favorable to us than that of the acquirer could have a material negative impact on our business and results of operations.
We May Not Be Able to Adapt to New Content Distribution Platforms and to Changes in Consumer Behavior Resulting From Emerging Technologies, Which May Have a Material Negative Effect on Our Business and Results of Operations.
We must successfully adapt to technological advances in our industry and the manner in which consumers watch sporting events, including the emergence of alternative distribution platforms. Our ability to exploit new distribution platforms and viewing technologies may affect our ability to maintain and/or grow our business. Emerging forms of content distribution provide different economic models and compete with current distribution methods in ways that are not entirely predictable. Such competition has reduced and could continue to reduce demand for our programming networks or for the offerings of our Distributors and, in turn, reduce our revenue from these sources. Content providers (such as certain broadcast and cable networks) and new content developers, Distributors and syndicators are distributing programming directly to consumers on an OTT basis. In addition to existing direct-to-consumer streaming services such as Amazon Prime, Hulu, Netflix, Apple TV+, Disney+, ESPN+, HBO Max and Peacock, additional services have launched and more will likely launch in the near term, which may include sports-focused services that may compete with our networks for viewers and advertising revenue. Such direct-to-consumer OTT distribution of content has contributed to consumers eliminating or downgrading their pay television subscription, which results in certain consumers not receiving our programming networks. If we are unable to offset this loss of subscribers through incremental distribution of our networks or through rate increases, our business and results of operations will be adversely affected. Gaming, television and other console and device manufacturers, Distributors and others, such as Microsoft, Apple and Roku, are offering and/or developing technology to offer video programming, including in some cases, various OTT platforms. Such changes have and may continue to impact the revenues we are able to generate from our traditional distribution methods, by decreasing the viewership of our programming networks and/or by making advertising on our programming networks less valuable to advertisers.
In order to respond to these developments, we may need to implement changes to our business models and strategies and there can be no assurance that any such changes will prove to be successful or that the business models and strategies we develop will be as profitable as our current business models and strategies. For example, we intend to launch a direct-to-consumer offering in the future and there can be no assurance that we will successfully develop and execute our strategy for such offering, and our success may depend on a number of factors, including our ability to: (i) acquire direct-to-consumer rights from the professional sports teams and/or leagues we currently broadcast on our networks; (ii) appropriately price our offering; (iii) offer competitive content and programming and (iv) ensure our direct-to-consumer technology operates efficiently. If we fail to adapt to emerging technologies, our appeal to Distributors and our targeted audiences might decline and there could be a material negative effect on our business and results of operations.
If the Rate of Decline in the Number of Subscribers to Traditional MVPD Services Increases or These Subscribers Shift to Other Services or Bundles That Do Not Include the Company’s Programming Networks, There May Be a Material Negative Effect on the Company’s Affiliation Revenues.
During the last few years, the number of subscribers to traditional MVPD services in the U.S. has been declining. In addition, Distributors have introduced, marketed and/or modified tiers or bundles of programming that have impacted the number of subscribers that receive our programming networks, including tiers or bundles of programming that exclude our programming networks. As a result of these factors, the Company has experienced a decrease in subscribers in each of the last several fiscal years, which has adversely affected our operating results.
If traditional MVPD service offerings are not attractive to consumers due to pricing, increased competition from OTT services, increased dissatisfaction with the quality of traditional MVPD services, poor economic conditions or other factors, more consumers may (i) cancel their traditional MVPD service subscriptions or choose not to subscribe to traditional MVPD services, (ii) elect to instead subscribe to OTT services, which in some cases may be offered at a lower price-point and may not include our programming networks or (iii) elect to subscribe to smaller bundles of programming which may not include our programming networks. If the rate of decline in the number of traditional MVPD service subscribers increases or if subscribers shift to OTT services or smaller bundles of programming that do not include the Company’s programming networks, this may have a material negative effect on the Company’s revenues. See “— General Risk Factors — Our Operations and Operating Results Have Been, and May in the Future be, Materially Impacted by the COVID-19 Pandemic and Actions Taken in Response by Governmental Authorities and Certain Professional Sports Leagues.”
We Derive Substantial Revenues From the Sale of Advertising Time and Those Revenues Are Subject to a Number of Factors, Many of Which Are Beyond Our Control.
Advertising revenues depend on a number of factors, many of which are beyond our control, such as: (i) team performance; (ii) whether live sports games are being played; (iii) the popularity of our programming; (iv) the activities of our competitors, including increased competition from other forms of advertising-based media (such as Internet, mobile media, other programming networks, radio and print media) and an increasing shift of advertising expenditures to digital and mobile offerings; (v) shifts in consumer viewing patterns, including consumers watching more ad-free content, non-traditional and shorter-form video content online, and the increased use of ad skipping functionality; (vi) increasing audience fragmentation caused by increased availability of alternative forms of leisure and entertainment activities, such as social networking platforms and video games; (vii) consumer budgeting and buying patterns; (viii) the extent of the distribution of our networks; (ix) changes in the audience demographic for our programming; (x) the ability of third parties to successfully and accurately measure audiences due to changes in emerging technologies and otherwise; (xi) the health of the economy in the markets our businesses serve and in the nation as a whole; and (xii) general economic trends in the advertising industry. A decline in the economic prospects of advertisers or the economy in general could alter current or prospective advertisers’ spending priorities, which could cause our revenues and operating results to decline significantly in any given period. Even in the absence of a general recession or downturn in the economy, an individual business sector that tends to spend more on advertising than other sectors might be forced to reduce its advertising expenditures if that sector experiences a downturn. In such case, a reduction in advertising expenditures by such a sector may adversely affect our revenues. See “— General Risk Factors — Our Operations and Operating Results Have Been, and May in the Future be, Materially Impacted by the COVID-19 Pandemic and Actions Taken in Response by Governmental Authorities and Certain Professional Sports Leagues.”
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
Our Media Rights Agreements With Professional Sports Teams Have Varying Durations and Terms and We May Be Unable to Renew Those Agreements on Acceptable Terms or Such Rights May Be Lost for Other Reasons, and the Actions of the NBA and NHL May Have a Material Negative Effect on Our MSG Networks Business and Results of Operations.
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
Moreover, the governing bodies of the NBA and the NHL have imposed, and may impose in the future, various rules, regulations, guidelines, bulletins, directives, policies and agreements (collectively, “League Rules”) that we may not be able to control, which could affect the value of these agreements, including a decision to alter the number of games played during a season. In addition, due to the COVID-19 pandemic and related government actions, decisions made by the NBA and NHL have affected, and in the future may continue to affect, our ability to produce and distribute live sports games on our networks. See “— General Risk Factors — Our Operations and Operating Results Have Been, and May in the Future be, Materially Impacted by the COVID-19 Pandemic and Actions Taken in Response by Governmental Authorities and Certain Professional Sports Leagues.” Additionally, each league imposes rules that define the territories in which we may distribute games of the teams in the applicable league. Changes to these rules or other League Rules, or the adoption of new League Rules, could have a material negative effect on our business and results of operations.

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

Our MSG Networks Business is Substantially Dependent on the Popularity of the NBA and NHL Teams Whose Media Rights We Control.
Our MSG Networks business has historically been, and we expect will continue to be, dependent on the popularity of the NBA and NHL teams whose local media rights we control and, in varying degrees, those teams achieving on-court and on-ice success, which can generate fan enthusiasm, resulting in increased viewership and advertising revenues. Furthermore, success in the regular season may qualify a team for participation in the post-season, which generates increased excitement and interest in the teams, which can improve viewership and advertising revenues. Some of our teams have not participated in the post-season for extended periods of time, and may not participate in the post-season in the future. For example, the Knicks qualified for the post-season during the 2020-21 NBA season for the first time since the 2012-13 NBA season and the Sabres have not qualified for the post-season since the 2010-11 NHL season. In addition, if a team declines in popularity or fails to generate fan enthusiasm, this may negatively impact the terms on which our affiliate agreements are renewed. There can be no assurance that any sports team will generate fan enthusiasm or compete in post-season play and the failure to do so could result in a material negative effect on our business and results of operations.
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
In addition, we rely on third parties for sports and other programming for our networks. We compete with other providers of programming to acquire the rights to distribute such programming. If we fail to continue to obtain sports and other programming for our networks on reasonable terms for any reason, including as a result of competition, we could be forced to incur additional costs to acquire such programming or look for or develop alternative programming. An increase in our costs associated with programming, including original programming, may materially negatively affect our business and results of operations.
The FCC’s Changes to the Spectrum Used by Satellites to Deliver Programming Networks to Distributors, As Well As The Unavailability of Satellites, Facilities, Systems and/or Software Upon Which We Rely, May Have a Material Negative Effect on Our Business and Results of Operations.
Our MSG Networks business uses third-party satellites and other systems to transmit our programming services to Distributors. We use distribution facilities that include uplinks, communications, satellites, and downlinks. Notwithstanding certain back-up and redundant systems and facilities maintained by our third-party providers, transmissions or quality of transmissions may be disrupted, including as a result of events that impair uplinks, downlinks or transmission facilities or the impairment of satellite or terrestrial facilities. In addition, the FCC has reallocated some of the spectrum on which these satellites operate for other uses, and satellite operators have begun to transition to use the resulting smaller amount of spectrum. This change in spectrum could cause our third-party providers to change the way they transmit our programming, including by using different satellites and potentially compressing the video, which could affect quality. It has also required many of our Distributors to acquire new equipment, or modify their current equipment, to receive our programming networks. If they fail to do so, or if there are any other disruptions in the transition process including by satellite operators transitioning to new transmission systems, our Distributors and their subscribers may no longer receive our programming. Part of the spectrum on which video programming networks were previously delivered has been and will be auctioned to wireless providers, for 5G and other services that could cause interference with the delivery of our programming.

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
Risks Related to Our Tao Group Hospitality Business
Tao Group Hospitality’s Revenue Growth Depends Upon its Strategy of Adding New Branded Locations and Tao Group Hospitality Plans to Add a Significant Number of New Branded Locations. This Will Require Additional Capital and There Can Be No Guarantee of Success.
Tao Group Hospitality’s ability to increase its revenues depends upon opening new branded locations. Tao Group Hospitality has plans to open new branded locations both domestically and internationally. For example, in April 2021, Tao Group Hospitality acquired Hakkasan, which includes a global collection of hospitality assets including restaurants, bars, lounges and nightclubs. In pursuing its expansion strategy, Tao Group Hospitality faces risks associated with cost overruns and construction delays, obtaining financing and operating in new or existing markets. In addition, Tao Group Hospitality faces the risk that new branded locations may not be successful and that Tao Group Hospitality may lose all or a part of its investment in such new branded locations, which could have a material negative effect on our business and results of operations. Tao Group Hospitality has financed its operations under the Tao Senior Credit Agreement (as defined herein), which includes a $60 million revolving credit facility. See “— Risks Related to Our Indebtedness and Financial Condition — Tao Group Hospitality Has Incurred or May Incur Indebtedness, and the Occurrence of an Event of Default Under Tao Group Hospitality’s Credit Facilities or Our Inability to Repay Such Indebtedness When Due Could Substantially Impair the Assets of Tao Group Hospitality; Other of Our Subsidiaries and Joint Ventures May Incur Indebtedness in the Future and the Failure of Those Entities or Other Parties to Perform as Expected, Including the Repayment of Outstanding Loans, Could Have a Negative Effect on Our Business.” Throughout Fiscal Year 2021, Tao Group Hospitality conducted limited operations at certain venues, subject to significant regulatory requirements, including capacity limits, curfews and social distancing requirements for outdoor and indoor dining. During Fiscal Year 2022, Tao Group Hospitality’s operations were also impacted by an increase in COVID-19 cases due to a new variant, which resulted in reduced operating schedules and reduced demand from guests, including corporate and private event cancellations and postponements in the second and third quarters. Concerns regarding COVID-19 (including new variants) may impact the use of and demand for Tao Group Hospitality’s venues, and Tao Group Hospitality may not have access to financing for its operations and expansion strategy. Any failure to maintain liquidity to finance its business operations could have a material adverse effect on the business and operations of Tao Group Hospitality. See “— General Risk Factors — Our Operations and Operating Results Have Been, and May in the Future be, Materially Impacted by the COVID-19 Pandemic and Actions Taken in Response by Governmental Authorities and Certain Professional Sports Leagues.”
A Lack of Availability of Suitable Locations for New Tao Group Hospitality Branded Locations or a Decline in the Quality of the Locations of Current Tao Group Hospitality Venues May Have a Material Negative Effect on Our Business and Results of Operations.
The success of the existing Tao Group Hospitality venues depends in large part on their locations. Possible declines in neighborhoods where Tao Group Hospitality venues are located or adverse economic conditions in areas surrounding those neighborhoods could result in reduced sales in those venues. Further, Tao Group Hospitality’s growth strategy is based, in part, on the expansion of Tao Group Hospitality branded locations into new geographic markets where its business has not previously operated. For example, in April 2021, Tao Group Hospitality acquired Hakkasan, which included a global collection of hospitality assets including restaurants, bars, lounges and nightclubs in 18 cities across four continents. Desirable locations for new openings or for the relocation of existing branded locations may not be available at an acceptable cost when Tao Group Hospitality identifies a particular opportunity for a new venue or relocation. In addition, the success of new Tao Group Hospitality branded locations tends to expand or revive interest in Tao Group Hospitality branded locations that have been in operation for an extended period of time. Thus, the inability to successfully open new Tao Group Hospitality branded locations could also negatively impact the existing Tao Group Hospitality business. The occurrence of one or more of these events could have a material negative effect on our business and results of operations.
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
Negative Publicity with Respect to, or Reduced Popularity of, Any of the Existing or Future Tao Group Hospitality Brands Could Reduce Sales at One or More of the Existing or Future Tao Group Hospitality Branded Locations and Make the Tao Group Hospitality Brands Less Valuable, Which Could Have a Material Negative Effect on Our Business and Results of Operations.
The success of Tao Group Hospitality depends, in part, upon the reputation and popularity of the Tao Group Hospitality venues and brands. If customers have a poor experience at a restaurant or nightlife venue owned, operated or managed by Tao Group Hospitality, the Tao Group Hospitality branded locations may experience a decrease in customer traffic. Negative publicity with respect to, or reduced popularity of, any of the Tao Group Hospitality brands could adversely affect Tao Group Hospitality. Such publicity could relate to food quality, illness, injury or other health concerns, poor service, negative experiences or other problems and reduce demand in the Tao Group Hospitality business. For example, an outbreak or perceived outbreak of the COVID-19 pandemic connected to one or more of Tao Group Hospitality’s branded locations could cause negative publicity directed at any of its brands and cause customers to avoid its branded locations. The risk of negative publicity is exacerbated by the growing influence of social media, which can result in immediate and widespread dissemination of information (which may be false) with limited ability on our part to respond to or correct such reports.
Economic and Operational Risks
Our Business Has Been Adversely Impacted and May, in the Future, Be Materially Adversely Impacted by an Economic Downturn, Recession, Financial Instability, Inflation or Changes in Consumer Tastes and Preferences.
Our business depends upon the ability and willingness of consumers and businesses to purchase tickets at our venues, license suites and club memberships at The Garden, spend on food and beverages and merchandise, subscribe to packages of programming that includes our networks, and drive continued advertising, sponsorship and affiliate fee revenues, and these revenues are sensitive to general economic conditions, recession, fears of recession and consumer behavior. For example, following the 2008 financial crisis, we experienced a lower level of event bookings, reduced renewals of certain of our suite licenses and a decrease in advertising which adversely affected the Company’s results of operations. Further, the restaurant, nightlife and hospitality industries are often affected by changes in consumer tastes, national, regional and local economic conditions, discretionary spending priorities, demographic trends, traffic patterns and the type, number and location of competing businesses.
Consumer and corporate spending may decline at any time for reasons beyond our control, and the risks associated with our businesses may become more acute in periods of a slowing economy or recession, which may be accompanied by reductions in corporate sponsorship and advertising and decreases in attendance at live events and restaurant and nightlife venues, among other things. In addition, inflation, which has significantly risen, has and may continue to increase operational costs, including labor costs, and continued increases in interest rates in response to concerns about inflation may have the effect of further increasing economic uncertainty and heightening these risks. As a result, instability and weakness of the U.S. and global economies, including due to the effects caused by disruptions to financial markets, inflation, recession, high unemployment, geopolitical events and other effects caused by the COVID-19 pandemic and the negative effects on consumers’ and businesses’ discretionary spending, have and may continue to materially negatively affect our business and results of operations. A prolonged period of reduced consumer or corporate spending, including with respect to advertising, such as those during the COVID-19 pandemic, could have an adverse effect on our business and our results of operations. See “— General Risk Factors — Our Operations and Operating Results Have Been, and May in the Future be, Materially Impacted by the COVID-19 Pandemic and Actions Taken in Response by Governmental Authorities and Certain Professional Sports Leagues.”
We Do Not Own All of Our Venues and Our Failure to Renew Our Leases on Economically Attractive Terms May Have a Material Negative Effect on Our Business and Results of Operations.
Our agreement with The Venetian for the land where MSG Sphere in Las Vegas is being constructed requires that we complete construction within specified time periods, subject to certain permitted extensions. The failure to meet these specified deadlines could result in a termination of the lease.
We lease the Beacon Theatre and Radio City Music Hall under long-term leases that expire in 2036 and 2038. MSG Entertainment Group, LLC, the entity that guarantees the lease for Radio City Music Hall, is required to maintain a certain net worth that if not maintained would require the entity to post a letter of credit or provide cash collateral.
Tao Group Hospitality operates branded locations under various agreements that include leases with third parties and management agreements. The long-term success of Tao Group Hospitality depends in part on the availability of real estate, the ability to lease this real estate and the ability to enter into management agreements. As many of these agreements are with third parties over whom Tao Group Hospitality has little or no control, we may be unable to renew these agreements or enter into new agreements on acceptable terms or at all, and may be unable to obtain favorable agreements with venues generally, or in response to specific needs.
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
The Company primarily operates in four markets — New York City, Las Vegas, Southern California and London — and, as a result, is subject to greater degrees of risk than competitors with more operating properties or that operate in more markets. The Garden, Hulu Theater, Radio City Music Hall and the Beacon Theatre are all located in New York City and MSG Networks’ networks are widely distributed throughout all of New York State and certain nearby areas. Tao Group Hospitality has significant operations in New York City, Las Vegas, Southern California and London. Additionally, the Company is constructing its first MSG Sphere in Las Vegas. Therefore, the Company is particularly vulnerable to adverse events (including acts of terrorism, natural disasters, epidemics, pandemics, weather conditions, labor market disruptions and government actions) and economic conditions in New York City, Las Vegas, Southern California and London and surrounding areas. For example, our operations and operating results have been materially impacted by the COVID-19 pandemic. See “— General Risk Factors — Our Operations and Operating Results Have Been, and May in the Future be, Materially Impacted by the COVID-19 Pandemic and Actions Taken in Response by Governmental Authorities and Certain Professional Sports Leagues” and “Part II — Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations — Introduction — Business Overview — Impact of the COVID-19 Pandemic on Our Business.”
Our Business Could Be Adversely Affected by Terrorist Activity or the Threat of Terrorist Activity, Weather and Other Conditions That Discourage Congregation at Prominent Places of Public Assembly.
The success of our businesses is dependent upon the willingness and ability of patrons to attend events at our venues. The venues we operate, like all prominent places of public assembly, could be the target of terrorist activities, including acts of domestic terrorism, or other actions that discourage attendance. Any such activity or threatened activity at or near one of our venues or other similar venues, including those located elsewhere, could result in reduced attendance at our venues and a material negative effect on our business and results of operations. Similarly, a major epidemic or pandemic, such as the COVID-19 pandemic, or the threat or perceived threat of such an event, could adversely affect attendance at our events and venues by discouraging public assembly at our events and venues. Moreover, the costs of protecting against such incidents, including the costs of implementing additional protective measures for the health and safety of our guests, could reduce the profitability of our operations. See “— General Risk Factors — Our Operations and Operating Results Have Been, and May in the Future be, Materially Impacted by the COVID-19 Pandemic and Actions Taken in Response by Governmental Authorities and Certain Professional Sports Leagues.”
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
From time to time, we may continue to explore opportunities to purchase or invest in other businesses, venues or assets that we believe will complement, enhance or expand our current business or that might otherwise offer us growth opportunities, including opportunities that may differ from the Company’s current businesses. Any transactions that we are able to identify and complete may involve risks, including the commitment of significant capital, the incurrence of indebtedness, the payment of advances, the diversion of management’s attention and resources from our existing business to develop and integrate the acquired or combined business, the inability to successfully integrate such business or assets into our operations, litigation or other claims in connection with acquisitions or against companies we invest in or acquire, our lack of control over certain companies, including joint ventures and other minority investments, the risk of not achieving the intended results and the exposure to losses if the underlying transactions or ventures are not successful. At times, we have had significant investments in businesses that we account for under the equity method of accounting, and we may again in the future. Certain of these investments have generated operating losses in the past and certain have required additional investments from us in the form of equity or loans. There can be no assurance that these investments will become profitable individually or in the aggregate or that they will not require material additional funding from us in the future.
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
Our business is subject to the general powers of federal, state and local governments, as well as foreign governmental authorities. We are also subject to the rules, regulations and decisions of the NBA and NHL. Some FCC regulations apply to us directly and other FCC regulations, although imposed on Distributors, affect programming networks indirectly.
Public Health and Safety. As a result of government mandated assembly limitations and closures implemented in response to the COVID-19 pandemic, our performance venues were unable to host events for the substantial majority of Fiscal Year 2021, MSG Networks aired substantially fewer games and Tao Group Hospitality was operating at significantly reduced capacity and demand. There can be no assurance that some or all of these restrictions will not be imposed again in the future due to increased infection rates of COVID-19 or another pandemic. We are unable to predict what the long-term effects of these events, including renewed government regulations or requirements, will be. For example, future governmental regulations adopted in response to the COVID-19 pandemic may impact the revenue we derive and/or the expenses we incur from the events that we choose to host, such that events that were historically profitable would instead result in losses. See “— General Risk Factors — Our Operations and Operating Results Have Been, and May in the Future be, Materially Impacted by the COVID-19 Pandemic and Actions Taken in Response by Governmental Authorities and Certain Professional Sports Leagues,” and “Part II — Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations — Introduction — Business Overview — Impact of the COVID-19 Pandemic on Our Business.”
Hospitality-related Permits/Licenses. We hold liquor licenses at each of our venues and are subject to licensing requirements with respect to the sale of alcoholic beverages in the jurisdictions in which we serve those beverages. Failure to receive or retain, or the suspension of, liquor licenses or permits could interrupt or terminate our ability to serve alcoholic beverages at the applicable venue and could have a material negative effect on our business and our results of operations. Additional regulation relating to liquor licenses may limit our activities in the future or significantly increase the cost of compliance, or both. In the jurisdictions in which our venues are located, we are subject to statutes that generally provide that serving alcohol to a visibly intoxicated or minor patron is a violation of the law and may provide for strict liability for certain damages arising out of such violations. Our liability insurance coverage may not be adequate or available to cover any potential liability.
Environmental Laws. We and our venues are subject to environmental laws and regulations relating to the use, disposal, storage, emission and release of hazardous and non-hazardous substances, as well as zoning and noise level restrictions which may affect, among other things, the operations of our venues. Compliance with these regulations and the associated costs may be heightened as a result of the purchase, construction or renovation of a venue. Additionally, certain laws and regulations could hold us strictly, jointly and severally responsible for the remediation of hazardous substance contamination at our facilities or at third-party waste disposal sites, as well as for any personal injury or property damage related to any contamination.
Zoning and Building Regulations. Our venues are subject to zoning and building regulations including permits relating to the operation of The Garden. The Garden requires a special zoning permit, which was originally granted by the New York City Planning Commission in 1963 and renewed in July 2013 for 10 years. Certain government officials and special interest groups sought to use the renewal process to pressure us to improve Penn Station or to relocate The Garden. There can be no assurance regarding the future renewal of the permit or the terms thereof, and the failure to obtain such renewal or to do so on favorable terms could have a negative effect on our business.
Broadcasting. Legislative enactments, court actions, and federal regulatory proceedings could materially affect our programming business by modifying the rates, terms, and conditions under which we offer our content or programming networks to Distributors and the public, or otherwise materially affect the range of our activities or strategic business alternatives. We cannot predict the likelihood, results or impact on our business of any such legislative, judicial, or regulatory actions. Furthermore, to the extent that regulations and laws, either presently in force or proposed, hinder or stimulate the growth of Distributors, our business could be affected. The U.S. Congress and the FCC currently have under consideration, and may in the future adopt, amend, or repeal, laws, regulations and policies regarding a wide variety of matters that could, directly or indirectly, affect our business. The regulation of Distributors is subject to the political process and has been in constant flux over the past two decades. Further material changes in the law and regulatory requirements may be proposed or adopted in the future. Our business and our results of operations may be materially negatively affected by future legislation, new regulation or deregulation.
Data Privacy. We are subject to various data privacy and protection laws, regulations, policies and contractual obligations that apply to the collection, transmission, storage, processing and use of personal information or personal data, which among other things, impose certain requirements relating to the privacy and security of personal information. The variety of laws and regulations governing data privacy and protection, and the use of the internet as a commercial medium, are rapidly evolving, extensive and complex, and may include provisions and obligations that are inconsistent with one another or uncertain in their scope or application.
The data protection landscape is rapidly evolving in the United States. As our operations and business grow, we may become subject to or affected by new or additional data protection laws and regulations and face increased scrutiny or attention from regulatory authorities. For example, California has passed a comprehensive data privacy law, the California Consumer Privacy Act of 2018 (the “CCPA”), and other states including Virginia and Colorado have also passed similar laws. Additionally, the California Privacy Rights Act (the “CPRA”), will impose additional data protection obligations on covered businesses, including additional consumer rights procedures and obligations, limitations on data uses, new audit requirements for higher risk data, and constraints on certain uses of sensitive data. The majority of the CPRA provisions will go into effect on January 1, 2023, and additional compliance investment and potential business process changes may be required. Further, there are several legislative proposals in the United States, at both the federal and state level, that could impose new privacy and security obligations. We cannot yet determine the impact that these future laws and regulations may have on our business.
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

Our Business Is Subject to Seasonal Fluctuations, and Our Operating Results and Cash Flow Could Vary Substantially from Period to Period.
Our revenues and expenses have been seasonal and we expect they will continue to be seasonal. For example, 17% of our revenues in Fiscal Year 2020 were derived from the Christmas Spectacular (the last production presented prior to the impact of the COVID-19 pandemic). Our revenues are highest in the second quarter of our fiscal year when these performances primarily occur. As a result, our business earns a disproportionate amount of its revenue and operating income in the second quarter of each fiscal year. Therefore, our operating results and cash flow reflect significant variation from period to period and will continue to do so in the future. Consequently, period-to-period comparisons of our operating results may not necessarily be meaningful and the operating results of one period are not indicative of our financial performance during a full fiscal year. This variability may adversely affect our business, results of operations and financial condition.
Labor Matters May Have a Material Negative Effect on Our Business and Results of Operations.
As a result of ongoing labor market disruptions due to the COVID-19 pandemic and otherwise, we have faced difficulty in maintaining staffing at our Entertainment and Tao Group Hospitality venues and retaining talent in our corporate departments. As a result, we have had to scale back hours and days of operations in certain markets and venues. If we are unable to attract and retain qualified people or to do so on reasonable terms, our performance, entertainment dining and nightlife venues could be short staffed or become more expensive to operate and our ability to meet our customers’ demand or expand Tao Group Hospitality branded locations could be limited, any of which could materially adversely affect our business and results of operations.
In addition, increases in labor costs could also slow the growth of, or harm, Tao Group Hospitality, which has a substantial number of hourly employees whose compensation may be impacted by increases in government-imposed minimum wage rates. In addition, Tao Group Hospitality employs a substantial number of employees whose income is supplemented through the receipt of gratuities. In certain jurisdictions in which Tao Group Hospitality operates, the minimum hourly wage to which gratuity-eligible employees are entitled under law is lower than the minimum wage required to be paid to other employees, subject to the former’s receipt of sufficient gratuities. The difference between the two minimum rates is referred to as a “tip credit.” Governmental entities, including in New York, Las Vegas and Chicago, have acted to increase minimum wage rates in jurisdictions where Tao Group Hospitality operates or may operate in the future. In addition, governmental entities have acted to eliminate, or considered the elimination of, tip credits in the application of minimum wage laws. As minimum wage rates increase, or if tip credits are reduced or eliminated, Tao Group Hospitality may need to increase wages paid to a substantial number of employees, which could substantially increase the labor costs of Tao Group Hospitality. In addition, Tao Group Hospitality’s labor costs may increase if certain employees elect to be union represented and to collectively bargain their compensation. Tao Group Hospitality may be unable to offset these increased labor costs either through increased prices or changes to its operations, which could have a material negative effect on our business and results of operations.
Our business is dependent upon the efforts of unionized workers. As of June 30, 2022, approximately 38% of our employees are represented by unions. Approximately 7% of such union employees are subject to CBAs that were expired as of June 30, 2022 and approximately 44% are subject to CBAs that will expire by June 30, 2023 if they are not extended prior thereto. Any labor disputes, such as strikes or lockouts, with the unions with which we have CBAs could have a material negative effect on our business and results of operations (including our ability to produce or present concerts, programming, theatrical productions, sporting events and other events).
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
There are inherent risks associated with producing and hosting events and operating, maintaining, renovating or constructing our venues and in operating our restaurant and nightlife venues. As a result, personal injuries, accidents and other incidents have occurred and may occur from time to time, which could subject us to claims and liabilities.
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
From time to time, the Company and its subsidiaries are involved in various legal proceedings, including proceedings or lawsuits brought by governmental agencies, stockholders, customers, employees, private parties and other stakeholders, such as the litigations related to the Merger. The outcome of litigation is inherently unpredictable and, regardless of the merits of the claims, litigation may be expensive, time-consuming, disruptive to our operations, harmful to our reputation and distracting to management. As a result, we may incur liability from litigation (including in connection with settling such litigation) which could be material and for which we may not have available or adequate insurance coverage, or be subject to other forms of non-monetary relief which may adversely affect the Company. By its nature, the outcome of litigation is difficult to assess and quantify, and its continuing defense is costly. The liabilities and any defense costs we incur in connection with any such litigation could have an adverse effect on our business and results of operations.
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

Risks Related to Our Indebtedness, Financial Condition, and Internal Control
We Have Substantial Indebtedness and Are Highly Leveraged, Which Could Adversely Affect Our Business.
We are highly leveraged with a significant amount of debt and we may continue to incur additional debt in the future. On June 30, 2022, MSG National Properties, LLC (“MSG National Properties”) and certain of our other subsidiaries entered into a five-year $650 million senior secured term loan facility and a five-year $100 million revolving credit facility, which are guaranteed by MSG Entertainment Group, LLC, to fund working capital needs, for general corporate purposes of MSG National Properties and its subsidiaries, and to make distributions to MSG Entertainment Group, LLC (the “National Properties Facilities”). In September 2019, certain subsidiaries of MSG Networks Inc., including MSGN Holdings L.P. (“MSGN L.P.”), incurred $100 million of debt to finance a cash tender offer for shares of its Class A common stock and entered into a credit facility consisting of an initial five-year $1.1 billion term loan facility and a five-year $250 million revolving credit facility, (the “MSGN Credit Facilities”). On June 9, 2022, TAO Group Operating LLC (“TAOG” or the “Senior Borrower”) and TAO Group Intermediate Holdings LLC (“Intermediate Holdings”), refinanced their existing credit facilities with a five-year $75 million term loan facility and a five-year $60 million revolving credit facility, which are guaranteed by MSG Entertainment Group, LLC (the “Tao Credit Facilities”).
As a result of our indebtedness, we are required to make interest and principal payments on our borrowings that are significant in relation to our revenues and cash flows. These payments reduce our earnings and cash available for other potential business purposes. Furthermore, our interest expense could increase if interest rates increase (including in connection with rising inflation) because our indebtedness bears interest at floating rates or to the extent we have to refinance existing debt with higher cost debt.
In addition, the ability of MSG National Properties, MSGN L.P. and TAOG to draw on their respective revolving credit facilities will depend on their ability to meet certain financial covenants and other conditions. This leverage also exposes us to significant risk by limiting our flexibility in planning for, or reacting to, changes in our business (whether through competitive pressure or otherwise), the entertainment, hospitality, cable and telecommunications industries and the economy at large. Although our cash flows could decrease in these scenarios, our required payments in respect of indebtedness would not decrease.
In addition, our ability to make payments on, or repay or refinance, such debt, and to fund our operating and capital expenditures, depends largely upon our future operating performance. Our future operating performance, to a certain extent, is subject to general economic conditions, recession, fears of recession, financial, competitive, regulatory and other factors that are beyond our control. For example, Tao Group Hospitality’s operations and financial performance during Fiscal Year 2021 were materially impacted by the COVID-19 pandemic and as a result, in August 2020, (i) the Senior Borrower amended its existing senior credit agreement to suspend the application of certain financial covenants through December 31, 2021, modify certain restrictive covenants therein, modify the applicable interest rates, and increase the minimum liquidity requirement and (ii) MSG Entertainment Group, LLC entered into a guarantee and reserve account agreement to guarantee the obligations of TAOG under the credit agreement, establish and grant a security interest in a reserve account and maintain a minimum liquidity requirement of no less than $75 million at all times. In addition, the then outstanding $49 million subordinated intercompany loan to Tao Group Hospitality was increased by $22 million in June 2020.
The failure to satisfy the covenants, including any inability to attain a covenant waiver, and other requirements under each credit agreement could trigger a default thereunder, acceleration of outstanding debt thereunder and a demand for payment under the guarantee provided by MSG Entertainment Group, LLC, as applicable, which would negatively impact our liquidity and could have a negative effect on our businesses.
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
Our Variable Rate Indebtedness Subjects Us to Interest Rate Risk, Which Could Cause Our Debt Service Obligations to Increase Significantly.
Borrowings under our facilities are at variable rates of interest and expose us to interest rate risk. If interest rates increase (including in connection with rising inflation), our debt service obligations on certain of our variable rate indebtedness will increase even though the amount borrowed remains the same, and our net income and cash flows, including cash available for servicing our indebtedness, will correspondingly decrease.

The United Kingdom’s Financial Conduct Authority, which regulates the London Interbank Offered Rate (“LIBOR”), has announced that it will not compel banks to contribute to LIBOR after 2021.In November 2020, the ICE Benchmark Administration Limited announced a plan to extend the date as of which most U.S. LIBOR values would cease being computed from December 31, 2021 to June 30, 2023. On July 29, 2021 the Alternative Reference Rates Committee announced that it was formally recommending the forward-looking Secured Overnight Financing Rate (“SOFR”) term rate. Our National Properties Facilities and Tao Credit Facilities have been amended to adjust to SOFR-based rates. Our MSGN Credit Facilities provide mechanisms to adjust our base interest rates in the event that LIBOR ceases to exist, is replaced by a SOFR rate, or in certain other related circumstances. The consequences of these developments with respect to LIBOR cannot be entirely predicted but may affect the level of interest payments on the portion of our indebtedness that bears interest at variable rates, which may adversely impact the amount of our interest payments under such debt.
We May Require Additional Financing to Fund Our Planned Construction of MSG Sphere in Las Vegas, as Well as Certain of Our Obligations, Ongoing Operations, and Capital Expenditures, the Availability of Which Is Uncertain.
The capital and credit markets can experience volatility and disruption. Those markets can exert extreme downward pressure on stock prices and upward pressure on the cost of new debt capital and can severely restrict credit availability for most issuers. For example, the global economy, including credit and financial markets, has recently experienced extreme volatility and disruptions, including severely diminished liquidity and credit availability, rising interest and inflation rates, declines in consumer confidence, declines in economic growth, increases in unemployment rates and uncertainty about economic stability. If the equity and credit markets continue to deteriorate, or the United States enters a recession, it may make any necessary debt or equity financing more difficult to obtain in a timely manner or on favorable terms, more costly or more dilutive.
Our Entertainment business has been characterized by significant expenditures for properties, businesses, renovations and productions. We may require additional financing to fund our planned capital expenditures, including the construction and content of MSG Sphere in Las Vegas, as well as other obligations and our ongoing operations. In the future, we may engage in transactions that depend on our ability to obtain funding. For example, as we extend MSG Sphere beyond Las Vegas, our intention is to utilize several options, such as non-recourse debt financing, joint ventures, equity partners and a managed venue model. There is no assurance that we will be able to successfully complete these plans.
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
We Have Incurred Substantial Operating Losses, Adjusted Operating Losses and Negative Cash Flow and There is No Assurance We Will Have Operating Income, Positive Adjusted Operating Income or Positive Cash Flow in the Future.
We incurred operating losses of $102.7 million and $188.2 million for Fiscal Years 2022 and 2021, respectively, and operating income of $235.2 million for Fiscal Year 2020. In addition, we have in prior periods incurred operating losses and negative cash flow and there is no assurance that we will have operating income, adjusted operating income, or positive cash flow in the future. Significant operating losses may limit our ability to raise necessary financing, or to do so on favorable terms, as such losses could be taken into account by potential investors, lenders and the organizations that issue investment ratings on indebtedness. See “Part II — Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations — Factors Affecting Operating Results.”
We Are Required to Assess Our Internal Control Over Financial Reporting on an Annual Basis and Our Management Identified a Material Weakness During Fiscal Year 2022, Which Has Now Been Remediated. If We Identify Other Material Weaknesses or Adverse Findings in the Future, Our Ability to Report Our Financial Condition or Results of Operations Accurately or Timely May Be Adversely Affected, Which May Result in a Loss of Investor Confidence in Our Financial Reports, Significant Expenses to Remediate Any Internal Control Deficiencies, and Ultimately Have an Adverse Effect on the Market Price of Our Common Stock.

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

Subsequent to the filing of the Fiscal Year 2021 Form 10-K, management of the Company evaluated an immaterial accounting error related to interest costs that should have been capitalized for the MSG Sphere in Las Vegas in Fiscal Years 2021, 2020 and 2019 and in the fiscal quarter ended September 30, 2021, as prescribed by Accounting Standards Codification (“ASC”) Topic 835-20 (Capitalization of Interest). As a result of the accounting error, the Company re-evaluated the effectiveness of the Company’s internal control over financial reporting and identified a material weakness as of June 30, 2021, September 30, 2021, December 31, 2021 and March 31, 2022. We undertook certain remediation efforts by implementing additional controls which were operating effectively as of June 30, 2022, and as a result, our management has concluded that the material weakness has been remediated and our internal control over financial reporting was effective as of June 30, 2022. A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of a company’s annual or interim financial statements will not be prevented or detected on a timely basis. For further discussion regarding the accounting error and the correction of such error to the Company’s previously issued consolidated and combined financial statements, see Note 23, Correction of Previously Issued Consolidated and Combined Financial Statements, to the consolidated and combined financial statements of the Company included in Part II-Item 8 of our 2021 Annual Report on Form 10-K/A, filed with the SEC.
Our management may be unable to conclude in future periods that our disclosure controls and procedures are effective due to the effects of various factors, which may, in part, include unremediated material weaknesses in internal controls over financial reporting. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in those reports is accumulated and communicated to the company’s management, including its principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure. In addition, we may not be able to identify and remediate other control deficiencies, including material weaknesses, in the future.
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
Despite our efforts, the risks of a security incident cannot be entirely eliminated and our information technology and other systems that maintain and transmit consumer, sponsor, partner, Distributor, advertiser, Company, employee and other confidential and proprietary information may be compromised due to employee error or other circumstances such as malware or ransomware, viruses, hacking and phishing attacks, denial-of-service attacks, business email compromises, or otherwise. Such compromise could affect the security of information on our network or that of a third-party service provider. Additionally, outside parties may attempt to fraudulently induce employees, vendors or users to disclose sensitive, proprietary or confidential information in order to gain access to data and systems. As a result, such sensitive, proprietary and/or confidential information may be lost, disclosed, accessed or taken without consent. For example, in November 2016, a payment card issue that affected cards used at merchandise and food and beverage locations at several of our New York venues and The Chicago Theatre was identified and addressed with the assistance of security firms. The issue was promptly fixed and enhanced security measures were implemented.
The Company also continues to review and enhance our security measures in light of the constantly evolving techniques used to gain unauthorized access to networks, data, software and systems. The Company may be required to incur significant expenses in order to address any actual or potential security incidents that arise and we may not have insurance coverage for any or all of such expenses. If we experience an actual or perceived security incident, our ability to conduct business may be interrupted or impaired, we may incur damage to our systems, we may lose profitable opportunities or the value of those opportunities may be diminished and we may lose revenue as a result of unlicensed use of our intellectual property. Unauthorized access to or security breaches of our systems could result in the loss of data, loss of business, severe reputational damage adversely affecting customer or investor confidence, diversion of management’s attention, regulatory investigations and orders, litigation, indemnity obligations, damages for contract breach, penalties for violation of applicable laws or regulations and significant costs for remediation that may include liability for stolen or lost assets or information and repair of system damage that may have been caused, incentives offered to customers or other business partners in an effort to maintain business relationships after a breach and other liabilities. In addition, in the event of a security incident, changes in legislation may increase the risk of potential litigation. For example, the CCPA, which provides a private right of action (in addition to statutory damages) for California residents whose sensitive personal information is breached as a result of a business’ violation of its duty to reasonably secure such information, took effect on January 1, 2020 and will be expanded by the CPRA once it takes effect in January 2023. Our insurance coverage may not be adequate to cover the costs of a data breach, indemnification obligations, or other liabilities.

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
We May Become Subject to Infringement or Other Claims Relating to Our Content or Technology.
From time to time, third parties may assert against us alleged intellectual property infringement claims (e.g., copyright, trademark and patent) or other claims relating to our productions, dining and nightlife venues and brands, programming, technologies, digital content or other content or material, some of which may be important to our business. In addition, our productions and/or programming could potentially subject us to claims of defamation, violation of rights of privacy or publicity or similar types of allegations. Any such claims, regardless of their merit or outcome, could cause us to incur significant costs that could harm our results of operations. We may not be indemnified against, or have insurance coverage for, claims or costs of these types. In addition, if we are unable to continue use of certain intellectual property rights, our business and results of operations could be materially negatively impacted.
Theft of Our Intellectual Property May Have a Material Negative Effect on Our Business and Results of Operations.
The success of our business depends in part on our ability to maintain and monetize our intellectual property rights, including the technology being developed for MSG Sphere, our brand logos, our programming, technologies, digital content and other content that is material to our business. Theft of our intellectual property, including content, could have a material negative effect on our business and results of operations because it may reduce the revenue that we are able to receive from the legitimate exploitation of such intellectual property, undermine lawful distribution channels and limit our ability to control the marketing of our content and inhibit our ability to recoup or profit from the costs incurred to create such content. Litigation may be necessary to enforce our intellectual property rights or protect our trade secrets. Any litigation of this nature, regardless of the outcome, could cause us to incur significant costs.
Risks Related to Governance and Our Controlled Ownership
We Are Materially Dependent on MSG Sports’ Performance Under Various Agreements.
We have entered into various agreements with MSG Sports related to the Entertainment Distribution, including a distribution agreement, a tax disaffiliation agreement, a services agreement, an employee matters agreement and certain other arrangements (including other support services). These agreements include the allocation of employee benefits, taxes and certain other liabilities and obligations attributable to periods prior to, at and after the Entertainment Distribution. In connection with the Entertainment Distribution, we provided MSG Sports with indemnities with respect to liabilities arising out of our business and MSG Sports provided us with indemnities with respect to liabilities arising out of the business retained by MSG Sports.
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
In addition, MSG Networks has various agreements with MSG Sports in connection with the 2015 Sports Distribution, including a distribution agreement, a tax disaffiliation agreement, a services agreement, an employee matters agreement, and media rights agreements. These agreements include the allocation of employee benefits, taxes and certain other liabilities and obligations attributable to periods prior to the 2015 Sports Distribution. In connection with the 2015 Sports Distribution, we agreed to provide MSG Sports with indemnities with respect to liabilities arising out of our businesses and MSG Sports agreed to provide us with indemnities with respect to liabilities arising out of the businesses we transferred to MSG Sports. MSG Networks’ media rights agreements with MSG Sports provide us with the exclusive live local media rights to Knicks and Rangers games. Rights fees under these media rights agreements amounted to approximately $163.1 million for Fiscal Year 2022. The stated contractual rights fees under such rights agreements increase annually and are subject to adjustments in certain circumstances, including if MSG Sports does not make available a minimum number of games in any year.
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
As of June 30, 2022, the Dolan family, including trusts for the benefit of members of the Dolan family (collectively, the “Dolan Family Group”), collectively owns all of our Class B Common Stock, approximately 5.1% of our outstanding Class A Common Stock (inclusive of options exercisable within 60 days of July 31, 2022) and approximately 72.6% of the total voting power of all our outstanding common stock. The members of the Dolan Family Group holding Class B Common Stock are parties to a Stockholders Agreement, which has the effect of causing the voting power of the holders of our Class B Common Stock to be cast as a block with respect to all matters to be voted on by holders of our Class B Common Stock. Under the Stockholders Agreement, the shares of Class B Common Stock owned by members of the Dolan Family Group (representing all the outstanding Class B Common Stock) are to be voted on all matters in accordance with the determination of the Dolan Family Committee (as defined below), except that the decisions of the Dolan Family Committee are non-binding with respect to the Class B Common Stock owned by certain Dolan family trusts that collectively own approximately 40.5% of the outstanding Class B Common Stock (“Excluded Trusts”). The “Dolan Family Committee” consists of Charles F. Dolan and his six children, James L. Dolan, Thomas C. Dolan, Patrick F. Dolan, Kathleen M. Dolan, Marianne Dolan Weber and Deborah A. Dolan-Sweeney. The Dolan Family Committee generally acts by majority vote, except that approval of a going-private transaction must be approved by a two-thirds vote and approval of a change-in-control transaction must be approved by not less than all but one vote. The voting members of the Dolan Family Committee are James L. Dolan, Thomas C. Dolan, Kathleen M. Dolan, Deborah A. Dolan-Sweeney and Marianne Dolan Weber, with each member having one vote other than James L. Dolan, who has two votes. Because James L. Dolan has two votes, he has the ability to block Dolan Family Committee approval of any Company change in control transaction. Shares of Class B Common Stock owned by Excluded Trusts will on all matters be voted on in accordance with the determination of the Excluded Trusts holding a majority of the Class B Common Stock held by all Excluded Trusts, except in the case of a vote on a going-private transaction or a change in control transaction, in which case a vote of the trusts holding two-thirds of the Class B Common Stock owned by Excluded Trusts is required.
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

We Share Certain Directors, Officers and Employees with MSG Sports and/or AMC Networks, Which Means Those Officers Do Not Devote Their Full Time and Attention to Our Affairs and the Overlap May Give Rise to Conflicts.
Our Executive Chairman and Chief Executive Officer, James L. Dolan, also serves as the Executive Chairman of MSG Sports and Non-Executive Chairman of AMC Networks. Furthermore, ten members of our Board of Directors (including James L. Dolan) also serve as directors of MSG Sports, and six members of our Board of Directors (including James L. Dolan) serve as directors of AMC Networks and Charles F. Dolan serves as Chairman Emeritus of AMC Networks concurrently with his service on our Board. Our Vice Chairman, Gregg G. Seibert, also serves as the Vice Chairman of MSG Sports and AMC Networks, and our Secretary, Mark C. Cresitello, also serves as Senior Vice President, Associate General Counsel and Secretary of MSG Sports. As a result, these individuals do not devote their full time and attention to the Company’s affairs. The overlapping directors, officers and employees may have actual or apparent conflicts of interest with respect to matters involving or affecting each company. For example, the potential for a conflict of interest when we on the one hand, and MSG Sports and/or AMC Networks and their respective subsidiaries and successors on the other hand, look at certain acquisitions and other corporate opportunities that may be suitable for more than one of the companies. Also, conflicts may arise if there are issues or disputes under the commercial arrangements that exist between MSG Sports or AMC Networks (each referred to as an “Other Entity”) and us. In addition, certain of our directors, officers and employees continue to own stock and/or stock options or other equity awards of an Other Entity. These ownership interests could create actual, apparent or potential conflicts of interest when these individuals are faced with decisions that could have different implications for our Company and an Other Entity. For a discussion of certain procedures we have implemented to help ameliorate such potential conflicts that may arise, see our Definitive Proxy Statement filed with the SEC on October 26, 2021.
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
Item 1B. Unresolved Staff Comments
None.
Item 2. Properties
We own the Madison Square Garden Complex, which includes The Garden (with a maximum capacity of approximately 21,000 seats) and Hulu Theater (approximately 5,600 seats) in New York City, comprising approximately 1,100,000 square feet; and The Chicago Theatre (approximately 3,600 seats) in Chicago comprising approximately 72,600 square feet.
Significant properties that are leased in New York City include approximately 373,000 square feet housing Madison Square Garden Entertainment Corp.’s administrative and executive offices with approximately 47,000 square feet of space that is subleased to MSG Sports, approximately 64,000 square feet housing MSG Networks’ administrative and executive offices and approximately 18,000 square feet of studio space, approximately 697,000 square feet comprising Boston Calling Events LLC, approximately 577,000 square feet comprising Radio City Music Hall (approximately 6,000 seats) and approximately 57,000 square feet comprising the Beacon Theatre (approximately 2,800 seats). For more information on our venues, see “Item 1. Business — Our Business — Our Performance Venues.”
We also lease property in Las Vegas, Nevada and own property in Stratford, London, where we are currently building and expect to build new venues — known as “MSG Sphere.” See “Item 1. Business — Our Business — Our Performance Venues — MSG Sphere.” In addition, we lease approximately 202,000 square feet in Burbank, California, where MSG Sphere Studios, a creative studio that brings together expertise from across the entertainment industry to develop, record and produce content for the MSG Sphere, has office space, as well as studio space, and content creation and testing facilities.

Our Madison Square Garden Complex is subject to and benefits from various easements, including over the “breezeway” into Madison Square Garden from Seventh Avenue in New York City (which we share with other property owners). Additionally, our planned MSG Sphere in Las Vegas will have the benefit of easements with respect to the planned pedestrian bridge to The Venetian. Our ability to continue to utilize these and other easements requires us to comply with certain conditions. Moreover, certain adjoining property owners have easements over our property, which we are required to maintain so long as those property owners meet certain conditions.
In addition, Tao Group Hospitality is engaged in the management and operation of restaurant, nightlife and hospitality venues primarily in New York City, Las Vegas, Southern California, and London. 37% of Tao Group Hospitality’s branded locations are under leased properties. This includes branded locations in New York City (10%), Las Vegas (9%), London (5%), Los Angeles (6%), San Diego (3%), Chicago (3%) and Hawaii (1%). The size of Tao Group Hospitality’s leases ranges from approximately 6,000 to 77,000 square feet and totals approximately 445,000 square feet. 62% of Tao Group Hospitality’s branded locations are under management or other contracts, which are not owned or leased properties (including 23% in New York, 9% in Las Vegas, 5% in India, 5% in Singapore, 5% in Mexico, 3% in the United Arab Emirates, and 1% in each of Miami, Connecticut, Australia, China, Saudi Arabia, Qatar, Turkey, Morocco and Norway). Additionally, Tao Group Hospitality, in partnership with the Company, operates Suite Sixteen at The Garden.
Item 3. Legal Proceedings
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
On September 10, 2021, the Court of Chancery entered an order consolidating two derivative complaints filed by purported Company stockholders. The consolidated action is captioned: In re Madison Square Garden Entertainment Corp. Stockholders Litigation, C.A. No. 2021-0468-KSJM. The consolidated plaintiffs filed their Verified Consolidated Derivative Complaint on October 11, 2021. The complaint, which names the Company as only a nominal defendant, retains all of the derivative claims and alleges that the members of the board of directors and controlling stockholders violated their fiduciary duties in the course of negotiating and approving the Merger. Plaintiffs seek, among other relief, an award of damages to the Company including interest, and plaintiffs’ attorneys’ fees. The Company and other defendants filed answers to the complaint on December 30, 2021. The Company substantially completed its production of documents responsive to plaintiffs’ requests on June 24, 2022, and continues to be engaged in responding to plaintiffs’ additional discovery requests. Pursuant to the indemnity rights in its bylaws and Delaware law, the Company is advancing the costs incurred by defendants in this action, and defendants may assert indemnification rights in respect of any adverse judgment or settlement of the action.
On September 27, 2021, the Court of Chancery entered an order consolidating four complaints filed by purported stockholders of MSG Networks Inc. The consolidated action is captioned: In re MSG Networks Inc. Stockholder Class Action Litigation, C.A. No. 2021-0575-KSJM. The consolidated plaintiffs filed their Verified Consolidated Stockholder Class Action Complaint on October 29, 2021. The complaint asserts claims on behalf of a putative class of former MSG Networks Inc. stockholders against each member of the board of directors of MSG Networks Inc. prior to the Merger. Plaintiffs allege that the MSG Networks Inc. board of directors and controlling stockholders breached their fiduciary duties in negotiating and approving the Merger. The Company is not named as a defendant but has been subpoenaed to produce documents and testimony related to the Merger. Plaintiffs seek, among other relief, monetary damages for the putative class and plaintiffs’ attorneys’ fees. Defendants to the MSG Networks Inc. consolidated action filed answers to the complaint on December 30, 2021. The Company substantially completed its production of documents responsive to plaintiffs’ requests on June 24, 2022, and continues to be engaged in responding to plaintiffs’ additional discovery requests. Pursuant to the indemnity rights in its bylaws and Delaware law, the Company is advancing the costs incurred by defendants in this action, and defendants may assert indemnification rights in respect of any adverse judgment or settlement of the action.
On March 3, 2022, the Court of Chancery approved a case schedule, governing the two consolidated actions, which set tentative trial dates for April 2023.
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
Performance Graph
The following graph compares the relative performance of our Class A Common Stock, the Russell 3000 Index and the Bloomberg Americas Entertainment Index. This graph covers the period from April 20, 2020 through June 30, 2022. The comparison assumes an investment of $100 on April 20, 2020 and reinvestment of dividends. The stock price performance included in this graph is not necessarily indicative of future stock performance. The Russell 3000 Index and the Bloomberg Americas Entertainment Index are included for comparative purposes only. They do not necessarily reflect management’s opinion that such indices are an appropriate measure of the relative performance of the stock involved and they are not intended to forecast or be indicative of possible future performance of our common stock.

	Base Period 4/20/20	6/30/20	6/30/21	6/30/22
Madison Square Garden Entertainment Corp.	$100.00	$114.80	$128.53	$80.54
Russell 3000 Index	100.00	111.76	161.11	138.77
Bloomberg Americas Entertainment Index	100.00	123.07	283.23	149.70
This performance graph shall not be deemed “filed” for purposes of Section 18 of the Securities Exchange Act of 1934, as amended (the “Exchange Act”) or incorporated by reference into any of our filings under the Securities Act of 1933, as amended, or the Exchange Act, except as expressly set forth by specific reference in such filing.

As of June 30, 2022, there were 701 holders of record of our Class A Common Stock. There is no public trading market for our Class B common stock, par value $.01 per share (“Class B Common Stock”). As of June 30, 2022, there were 15 holders of record of our Class B Common Stock.
We did not pay any dividend on our common stock during Fiscal Year 2022 and do not have any current plans to pay a cash dividend on our common stock for the foreseeable future.
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
Securities Authorized for Issuance Under Equity Compensation Plans
The information required by this Item is incorporated by reference to the definitive Proxy Statement for our 2022 Annual Meeting of Stockholders, which is expected to be filed with the SEC within 120 days of our fiscal year end.
Item 6. [RESERVED]

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations
All dollar amounts included in the following MD&A are presented in thousands, except as otherwise noted.
This Management’s Discussion and Analysis of Financial Condition and Results of Operations (“MD&A”) contains forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. In this MD&A, there are statements concerning the future operating and future financial performance of Madison Square Garden Entertainment Corp. and its direct and indirect subsidiaries (collectively, “we,” “us,” “our,” “MSG Entertainment,” or the “Company”), including the impact of the COVID-19 pandemic and COVID-19 variants on our future operations, the timing and costs of new venue construction and the development of related content, our plans to pursue additional debt financing, our expansion plan for Tao Group Hospitality, and the status of the non-carriage of our networks by Comcast Corporation (“Comcast”). Words such as “expects,” “anticipates,” “believes,” “estimates,” “may,” “will,” “should,” “could,” “potential,” “continue,” “intends,” “plans,” and similar words and terms used in the discussion of future operating and future financial performance identify forward-looking statements. Investors are cautioned that such forward-looking statements are not guarantees of future performance, results or events and involve risks and uncertainties and that actual results or developments may differ materially from the forward-looking statements as a result of various factors. Factors that may cause such differences to occur include, but are not limited to:
•our ability to effectively manage any impacts of the COVID-19 pandemic (including COVID-19 variants) as well as renewed actions taken in response by governmental authorities or certain professional sports leagues, including ensuring compliance with rules and regulations imposed upon our venues, to the extent applicable;
•the effect of any postponements or cancellations by third-parties or the Company as a result of the COVID-19 pandemic due to operational challenges and other health and safety concerns (such as the partial cancellation of the 2021 production of the Christmas Spectacular);
•the extent to which attendance at our venues may be impacted by government actions, continuing health concerns by potential attendees and reduced tourism;
•the impact on the payments we receive under the Arena License Agreements as a result of government-mandated capacity restrictions, league restrictions and/or social-distancing or vaccination requirements, if any, at games of the Knicks of the NBA and the Rangers of the NHL;
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
•the level of our revenues, which depends in part on the popularity of the Christmas Spectacular, the sports teams whose games are played at The Garden and broadcast on our networks, the appeal of our Tao Group Hospitality branded locations, and other events which are presented in our venues or broadcast on our networks;
•the demand for MSG Networks programming among Distributors and the subscribers thereto, and our ability to enter into and renew affiliation agreements with Distributors, or to do so on favorable terms, as well as the impact of consolidation among Distributors;
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
•MSG Networks’ ability to renew or replace our media rights agreements with professional sports teams;
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
•business, reputational and litigation risk if there is a cyber or other security incident resulting in loss, disclosure or misappropriation of stored personal information, disruption of our MSG Networks business or disclosure of confidential information or other breaches of our information security;
•activities or other developments (such as pandemics, including the COVID-19 pandemic) that discourage or may discourage congregation at prominent places of public assembly, including our venues;
•the continued popularity and success of Tao Group Hospitality dining and nightlife venues, as well as its existing brands, and the ability to successfully open and operate new entertainment dining and nightlife branded locations;
•the ability of BCE to profitably operate its future festivals and to attract attendees and performers to its future festivals;
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
•the costs associated with, and the outcome of, litigation and other proceedings to the extent uninsured, including litigation or other claims against companies we invest in or acquire, including those related to the Merger with MSG Networks Inc.;
•the impact of governmental regulations or laws, changes in how those regulations and laws are interpreted, as well as the continued benefit of certain tax exemptions and the ability to maintain necessary permits or licenses;
•the impact of any government plans to redesign New York City’s Pennsylvania Station;
•the impact of sports league rules, regulations and/or agreements and changes thereto;
•the substantial amount of debt incurred, the ability of our subsidiaries to make payments on, or repay or refinance, such debt under their respective credit facilities and our ability to obtain additional financing, to the extent required;
•financial community perceptions of our business, operations, financial condition and the industries in which we operate;
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
Up to April 17, 2020, the Company operated and reported financial information as one reportable segment. Following the Entertainment Distribution on April 17, 2020 and the Merger with MSG Networks Inc. on July 9, 2021, the Company has three reportable segments (Entertainment, MSG Networks, and Tao Group Hospitality). See Note 22, Segment Information to the consolidated and combined financial statements included in Item 8 of this Annual Report on Form 10-K for further discussion of the Company’s segment reporting.
Our MD&A is organized as follows:
Business Overview. This section provides a general description of our business, as well as other matters that we believe are important in understanding our results of operations and financial condition and in anticipating future trends.
Results of Operations. This section provides an analysis of our results of operations for Fiscal Years 2022 and 2021 on both a (i) consolidated and combined basis and (ii) segment basis.
Liquidity and Capital Resources. This section provides a discussion of our financial condition and liquidity, as well as an analysis of our cash flows for Fiscal Years 2022 and 2021. The discussion of our financial condition and liquidity includes summaries of our primary sources of liquidity, our contractual obligations and off balance sheet arrangements that existed at June 30, 2022.
Seasonality of Our Business. This section discusses the seasonal performance of our Entertainment and MSG Networks segments.
Recently Issued Accounting Pronouncements and Critical Accounting Policies. This section cross-references a discussion of accounting policies considered to be important to our financial condition and results of operations and which require significant judgment and estimates on the part of management in their application. In addition, all of our significant accounting policies, including our critical accounting policies, are discussed in the notes to our consolidated and combined financial statements included in Item 8 of this Annual Report on Form 10-K.
Business Overview
MSG Entertainment is a leader in live experiences comprised of iconic venues, marquee entertainment brands, regional sports and entertainment networks, popular dining and nightlife offerings, and a premier music festival. Utilizing the Company’s powerful brands and live entertainment expertise, the Company delivers unique experiences that set the standard for excellence and innovation while forging deep connections with diverse and passionate audiences.
We manage our business through three reportable segments:
The Entertainment segment includes the Company’s portfolio of venues: The Garden, Hulu Theater, Radio City Music Hall, the Beacon Theatre, and The Chicago Theatre. In addition, the Company is constructing a state-of-the-art venue, MSG Sphere at The Venetian in Las Vegas, and plans to build a second MSG Sphere in London, pending necessary approvals. The Entertainment segment also includes the original production, the Christmas Spectacular, as well as BCE, the entertainment production company that owns and operates the Boston Calling Music Festival. This segment also includes our bookings business, which features a variety of live entertainment and sports experiences.
The MSG Networks segment is comprised of the Company’s regional sports and entertainment networks, MSG Network and MSG+, a companion streaming app, MSG GO, and other digital properties. MSG Networks serves the New York Designated Market Area, as well as other portions of New York, New Jersey, Connecticut and Pennsylvania and features a wide range of sports content, including exclusive live local games and other programming of the Knicks of the NBA and the Rangers, the Islanders, the Devils and the Sabres of the NHL, as well as significant coverage of the Giants and the Bills of the NFL.

The Tao Group Hospitality segment features the Company’s controlling interest in TAO Group Holdings LLC (“Tao Group Hospitality”), a hospitality group with globally-recognized entertainment dining and nightlife brands including: Tao, Marquee, Lavo, Beauty & Essex, Cathédrale, Hakkasan and Omnia. Tao Group Hospitality operates over 70 entertainment dining and nightlife branded locations within 60 venues in over 20 markets across five continents.

Merger with MSG Networks Inc.
On July 9, 2021, the Company completed its Merger with MSG Networks Inc., a Delaware corporation, in which MSG Networks Inc. became a wholly-owned subsidiary of the Company. Pursuant to the Merger, each share of Class A common stock of MSG Networks Inc. (“MSGN Class A Common Stock”) and each share of Class B common stock of MSG Networks Inc. (“MSGN Class B Common Stock”) issued and outstanding immediately prior to the Merger was converted into the right to receive 0.172 share of Class A Common Stock and 0.172 share of Class B Common Stock, respectively. The Company issued 7,476 shares of Class A Common Stock and 2,337 shares of Class B Common Stock on July 9, 2021 to holders of MSGN Class A Common Stock and MSGN Class B Common Stock, respectively. See Note 24, Accounting for Entertainment Distribution and Merger Transactions to the consolidated and combined financial statements included in Item 8 of this Annual Report on Form 10-K for information on how the Merger transaction has been accounted for.
Impact of the COVID-19 Pandemic on Our Business
The Company’s operations and operating results have been materially impacted by the COVID-19 pandemic (including COVID-19 variants) and actions taken in response by governmental authorities and certain professional sports leagues during Fiscal Years 2020, 2021 and 2022. For the majority of Fiscal Year 2021, substantially all operations of the Entertainment business were suspended, MSG Networks aired substantially fewer games and Tao Group Hospitality was operating at significantly reduced capacity and demand. Fiscal Year 2022 was also impacted by the pandemic, with fewer ticketed events at our venues in the first half of the fiscal year as compared with Fiscal Year 2019 (the last full fiscal year not impacted by COVID-19) due to the lead-time required to book touring acts and artists, and an increase in COVID-19 cases due to a new variant, which resulted in a number of events at our performance, entertainment dining and nightlife venues being cancelled or postponed in the second and third quarters.
As a result of government-mandated assembly limitations and closures, all of our performance venues were closed beginning in March 2020. Use of The Garden resumed for Knicks and Rangers home games without fans in December 2020 and January 2021, respectively, and was available at 10% seating capacity from February through May 2021 with certain safety protocols and social distancing. Beginning in May 2021, all of our New York performance venues were permitted to host guests at full capacity, subject to certain restrictions, and effective June 2021, The Chicago Theatre was permitted to host events without restrictions. Guests of our Chicago and New York venues were also subject to certain vaccination requirements until February and March 2022, respectively. As a result, our performance venues no longer require guests to provide proof of COVID-19 vaccination before entering (although specific performers may require enhanced protocols).
For Fiscal Year 2021, the majority of ticketed events at our venues were postponed or cancelled. For Fiscal Year 2022 and as of the date of this filing, live events have been permitted to be held at all of our performance venues and we are continuing to host and book new events. As a result of an increase in cases of a COVID-19 variant, select bookings were postponed or cancelled at our performance venues in the second and third quarters of Fiscal Year 2022. Variants of COVID-19 that arise in the future may result in additional postponements or cancellations of bookings at our performance venues.
The impact of the COVID-19 pandemic on our operations also included (i) the partial cancellation of the 2021 production of the Christmas Spectacular, (ii) the cancellation of the 2020 production of the Christmas Spectacular, and (iii) the cancellation of both the 2020 and 2021 Boston Calling Music Festival.
The Company’s long-term Arena License Agreements with MSG Sports require the Knicks and Rangers to play their home games at The Garden. As discussed above, capacity restrictions, use limitations and social distancing requirements were in place for the entirety of the Knicks and Rangers 2020-21 regular seasons, which materially impacted the payments we received under the Arena License Agreements for Fiscal Year 2021. On July 1, 2021, the Knicks and Rangers began paying the full amounts provided for under their respective Arena License Agreements. The Knicks and the Rangers each completed their 2021-2022 82-game regular seasons, with the Rangers advancing to the playoffs.
As a result of the COVID-19 pandemic and league and government actions relating thereto, MSG Networks aired substantially fewer NBA and NHL telecasts during Fiscal Year 2021, as compared with Fiscal Year 2019 (the last full fiscal year not impacted by COVID-19), and consequently experienced a decrease in revenues, including a material decrease in advertising revenue. The absence of live sports games also resulted in a decrease in certain MSG Networks expenses, including rights fees, variable production expenses, and advertising sales commissions. MSG Networks resumed airing full regular season telecast schedules in Fiscal Year 2022 for its five professional teams across both the NBA and NHL, and as a result, its advertising revenue and certain operating expenses, including rights fees expense, reflect the same.

Disruptions caused by the COVID-19 pandemic had a significant and negative impact on Tao Group Hospitality’s operations and financial performance for Fiscal Year 2021. Due to government actions taken in response to the COVID-19 pandemic, virtually all of Tao Group Hospitality’s venues were closed for approximately three months starting in March 2020. Additionally, three venues were permanently closed. Throughout Fiscal Year 2021, Tao Group Hospitality conducted limited operations at certain venues, subject to significant regulatory requirements, including capacity limits, curfews and social distancing requirements for outdoor and indoor dining. During Fiscal Year 2022, Tao Group Hospitality’s operations were also impacted by an increase in COVID-19 cases due to a new variant, which resulted in reduced operating schedules and reduced demand from guests, including corporate and private event cancellations and postponements in the second and third quarters. As of the date of this filing, Tao Group Hospitality is operating without capacity restrictions in all markets.
It is unclear to what extent ongoing COVID-19 concerns, including with respect to new variants, could result in new government or league-mandated capacity restrictions or vaccination/mask requirements or impact the use of and/or demand for our performance, entertainment dining and nightlife venues, demand for our sponsorship and advertising assets, deter our employees and vendors from working at our venues (which may lead to difficulties in staffing) or otherwise materially impact our operations.
For more information about the risks to the Company as a result of the COVID-19 pandemic and its impact on our operating results, see “Part I — Item 1A. Risk Factors — General Risk Factors — Our Operations and Operating Results Have Been, and May in the Future be, Materially Impacted by the COVID-19 Pandemic and Actions Taken in Response by Governmental Authorities and Certain Professional Sports Leagues.”
Description of Our Segments
Entertainment
Our Entertainment segment, which represented approximately 38% of our consolidated revenues for Fiscal Year 2022, is one of the country’s leaders in live entertainment. Entertainment produces, presents and hosts live entertainment events, including (i) concerts, (ii) other live events such as family shows, performing arts events and special events and (iii) sports events, in our diverse collection of venues. The scope of our collection of venues enables us to showcase acts that cover a wide spectrum of genres and popular appeal.
Although we primarily license our venues to third-party promoters for a fee, we also promote or co-promote shows. If we serve as promoters or co-promoters of a show, we have economic risk relating to the event.
Our Entertainment segment also creates, produces and/or presents live productions that are performed in the Company’s venues. This includes the Christmas Spectacular, which has been performed at Radio City Music Hall for 88 years.
The Company also owns a controlling interest in BCE, the entertainment production company that owns and operates the Boston Calling Music Festival.
Revenue Sources — Entertainment
The Company’s Entertainment segment earns revenue from several primary sources: ticket sales to our audiences for live events that we produce or promote/co-promote, license fees for our venues paid by third-party promoters or licensees in connection with events that we do not produce or promote/co-promote, facility and ticketing fees, concessions, sponsorships and signage, suite license fees at The Garden, merchandising and tours at certain of our venues. The amount of revenue and expense recorded by the Company for a given event depends to a significant extent on whether the Company is promoting or co-promoting the event or is licensing a venue to a third-party or MSG Sports. See “Venue License Fees” below for further discussion of our venue licensing arrangements with MSG Sports.
Ticket Sales and Suite Licenses
For our productions and for entertainment events in our venues that we promote, we recognize revenues from the sale of tickets to our audiences. We sell tickets to the public through our box office, via our websites and ticketing agencies and through group sales. The amount of revenue we earn from ticket sales depends on the number of shows and the mix of events that we promote, the capacity of the venue used, the extent to which we can sell to fully utilize the capacity, and our ticket prices.
The Garden has 21 Event Level suites, 58 Lexus Level suites, 18 Infosys Level suites, the Caesars Sportsbook Lounge (formerly the Madison Club), Suite Sixteen and The Loft. Suite licenses at The Garden are generally sold to corporate customers with the majority being multi-year licenses. The Company licenses Suite Sixteen to Tao Group Hospitality in exchange for license fee payments.

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
In connection with the Entertainment Distribution, the Company entered into Arena License Agreements with MSG Sports that, among other things, require the Knicks and the Rangers to play their home games at The Garden in exchange for fixed annual license fees scheduled to be paid monthly over the term of the agreement. The Company accounts for these license fees as operating lease revenue given that the Company provides MSG Sports with the right to direct the use of and obtain substantially all of the economic benefit from The Garden during Knicks and Rangers home games. Operating lease revenue is recognized on a straight-line basis over the term, adjusted pursuant to the terms of the Arena License Agreements, which is comprised of non-consecutive periods of use when MSG Sports uses the Arena generally for their professional sports teams’ preseason and regular season home games. As such, operating lease revenue is recognized ratably as events occur.
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
Concessions
We sell food and beverages during substantially all events held at our venues. In addition to concession-style sales of food and beverages, which represent the majority of our concession revenues, we also generate revenue from catering for our suites at The Garden. Pursuant to the Arena License Agreements related to the use of The Garden by MSG Sports, the Company shares with MSG Sports revenues and related expenses associated with sales of food and beverages (including suite catering) during Knicks and Rangers games at The Garden.
Revenue generated from in-venue food and beverage sales at MSG Sports’ events is recognized by the Company on a gross basis, with a corresponding revenue sharing expense for MSG Sports’ share of such sales recorded within direct operating expense. The Arena License Agreements require the Company to pay 50% of the net proceeds generated from in-venue food and beverage sales to MSG Sports.

Merchandise
We earn revenues from the sale of merchandise related to our proprietary productions and other live entertainment events that take place at our venues. The majority of our merchandise revenues are generated through on-site sales during performances of our productions and other live events. We also generate revenues from the sales of our Christmas Spectacular merchandise, such as ornaments and apparel, through traditional retail channels. Revenues associated with Christmas Spectacular merchandise are generally recorded on gross basis (as principal). Typically, revenues from our merchandise sales at our non-proprietary events relate to sales of merchandise provided by the artist, the producer or promoter of the event and are generally subject to a revenue sharing arrangement, and are generally recorded on a net basis (as agent).
Pursuant to the Arena License Agreements, the Company receives 30% of revenues, net of taxes and credit card fees, recorded on a net basis (agent), from the sale of MSG Sports teams merchandise sold at The Garden.
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
Prior to the Entertainment Distribution, for sponsorship agreements entered into by the Company or for arrangements that had performance obligations satisfied solely by the Company, revenue was generally recorded on a gross basis as the Company was the principal in such arrangements and controlled the related goods or services until transfer to the customer. MSG Sports’ share of the Company’s sponsorship and signage revenue was recognized in the consolidated and combined statements of operations as a component of direct operating expenses. The revenue sharing expense was specifically identified where possible, with the remainder allocated proportionally based upon revenue.
Under the Arena License Agreements, the Company shares certain sponsorship and signage revenues with MSG Sports. Pursuant to these agreements, MSG Sports has the rights to sponsorship and signage revenue that is specific to Knicks and Rangers events. The Company and MSG Sports also entered into sponsorship sales representation agreements, under which the Company has the right and obligation to sell and service sponsorships for the sports teams of MSG Sports, in exchange for a commission.
Advertising Sales (“Ad Sales”) Commission
Subsidiaries of the Company, within the Entertainment and MSG Networks segments, are parties to an advertising sales representation agreement. Pursuant to the agreement, the Company has the exclusive right and obligation to sell advertising availabilities of MSG Networks. The Company is entitled to, and earns, commission revenue on such sales. The expense associated with advertising personnel is recognized in selling, general and administrative expenses. For Fiscal Year 2022 and Fiscal Year 2021, the Entertainment segment recognized $20,878 and $13,700 of revenues, respectively, under the advertising sales representation agreement with MSG Networks. These revenues are eliminated in consolidation in the Company’s consolidated and combined statements of operations.
Expenses — Entertainment
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
Day-of-Event Costs
For days in which our Entertainment segment stages its productions, promotes an event or provides one of our venues to a third-party promoter under a license fee arrangement, the event is charged the variable costs associated with such event, including box office staff, stagehands, ticket takers, ushers, security, and other similar expenses. In situations where we provide our venues to a third-party promoter under a license fee arrangement, day-of-event costs are typically included in the license fees charged to the promoter. Under the Arena License Agreements related to the use of The Garden by MSG Sports, the Company is reimbursed for day-of-event costs (as defined under the Arena License Agreements). The Company records such reimbursements as reductions to direct operating expenses.
Venue Usage
The Company’s consolidated and combined financial statements include expenses associated with the ownership, maintenance and operation of The Garden, which the Company and MSG Sports use in their respective operations. Historically, the Company did not charge rent expense to MSG Sports for use of The Garden. However, for purposes of the Company’s combined financial statements, a portion of the historical depreciation expense as well as other non-event related venue operations costs are allocated to MSG Sports, in order to properly burden all business units comprising MSG Sports’ historical operations, related to use of The Garden. This allocation is based on event count and revenue, which the Company’s management believes is a reasonable allocation methodology. This allocation is reported as a reduction of direct operating expense in the consolidated and combined statements of operations.
Revenue Sharing Expenses
As discussed above, MSG Sports’ share of the Company’s suites licenses, venue signage and certain sponsorship and concessions revenue is reflected within direct operating expense as revenue sharing expenses. For periods prior to the Entertainment Distribution, such amounts were either specifically identified where possible, or allocated proportionally within the consolidated and combined financial statements.
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
MSG Networks
Revenue Sources — MSG Networks
The MSG Networks segment generates revenues principally from affiliation fees, as well as from the sale of advertising. For Fiscal Year 2022, this segment represented approximately 35% of our consolidated revenues.
Affiliation Fee Revenue
Affiliation fee revenue is earned from Distributors for the right to carry the Company’s networks. The fees we receive depend largely on the demand from subscribers for our programming.

Advertising Revenue
The MSG Networks’ advertising revenue is largely derived from the sale of inventory in its live professional sports programming. As such, a disproportionate share of this revenue is earned in the second and third fiscal quarters. In certain advertising arrangements, the Company guarantees specific viewer ratings for its programming. MSG Networks has an advertising sales representation agreement with MSG Entertainment that provides for MSG Entertainment to act as MSG Networks’ advertising sales representative, which includes the exclusive right and obligation to sell certain advertising availabilities on behalf of MSG Networks for a commission. As this is an intercompany transaction, the commissions are eliminated in consolidation in the Company’s consolidated and combined statements of operations.
Expenses — MSG Networks
Direct operating expenses primarily include the cost of professional team rights acquired under media rights agreements to telecast various sporting events on our networks, and other direct programming and production-related costs of our networks.
The Company entered into long-term media rights agreements with the Knicks and the Rangers, which provide the Company with the exclusive live media rights to the teams’ games in their local markets. In addition, the Company has multi-year media rights agreements with the Islanders, Devils and Sabres. The media rights acquired under these agreements to telecast various sporting events and other programming for exhibition on our networks are typically expensed on a straight-line basis over the applicable annual contract or license period. We negotiate directly with the teams to determine the fee and other provisions of the media rights agreements. Media rights fees for sports programming are influenced by, among other things, the size and demographics of the geographic area in which the programming is distributed, and the popularity and/or the competitiveness of a team.
Other direct programming and production-related costs include, but are not limited to, the salaries of on-air personalities, producers, directors, technicians, writers and other creative staff, as well as expenses associated with location costs, remote facilities and maintaining studios, origination, and transmission services and facilities.
Tao Group Hospitality
Our Tao Group Hospitality segment, which represented approximately 28% of our consolidated revenues for Fiscal Year 2022, consists of our controlling interest in Tao Group Hospitality, including Hakkasan since the acquisition in April 2021, which strengthened the Company’s portfolio of widely-recognized entertainment dining and nightlife brands.
Revenue Sources — Tao Group Hospitality
Revenues earned from dining, nightlife and hospitality offerings through Tao Group Hospitality are recognized when food, beverages and/or services are provided to the customer as that is the point at which the related performance obligation is satisfied. In addition, management fee revenues which are earned in accordance with specific venue management agreements are recorded over the period in which the management services are performed, as that reflects the measure of progress toward satisfaction of the Company’s venue management performance obligations.
Expenses — Tao Group Hospitality
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

Other Expenses
The Company’s selling, general and administrative expenses primarily consist of administrative costs, including compensation, professional fees, advertising sales commissions, as well as sales and marketing costs, including non-event related advertising expenses. Operating expenses in the Company’s Entertainment segment also include corporate overhead costs and venue operating expenses. Venue operating expenses include the non-event related costs of operating the Company’s performance venues, and include such costs as rent for the Company’s leased venues, real estate taxes, insurance, utilities, repairs and maintenance, and labor related to the overall management of the venues. Depreciation expense on property and equipment related to The Garden and Hulu Theater is reported in the Entertainment segment. In addition, the Company incurs non-capitalizable content development and technology costs associated with the Company’s MSG Sphere initiative and these costs are reported in the Entertainment segment.
Factors Affecting Operating Results
In addition to the discussion under the section, “Impact of the COVID-19 Pandemic on Our Business” above, the operating results of our segments are largely dependent on our ability to attract concerts and other events to our venues, as well as customers to our entertainment and nightlife offerings, revenues under various agreements entered into with MSG Sports, the continuing popularity of the Christmas Spectacular at Radio City Music Hall, the affiliation agreements MSG Networks negotiates with Distributors, the number of subscribers of certain Distributors, and the advertising rates we charge advertisers. Certain of these factors in turn depend on the popularity and/or performance of the professional sports teams whose games we broadcast on our networks and host in our venues.
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
Due largely to our media rights agreements with our NBA and NHL teams and the generally recurring nature of our affiliation fee revenue, the MSG Networks segment has consistently produced operating profits for a number of years. Advertising revenues are less predictable and can vary based upon a number of factors, including general economic conditions and team performance.
The Company continues to explore additional opportunities to expand our presence in the entertainment industry. Any new investment may not initially contribute to operating income, but is intended to become operationally profitable over time. Our results will also be affected by investments in, and the success of, new productions.
Factors Affecting Comparability
On April 27, 2021, Tao Group Hospitality acquired a controlling interest in Hakkasan, resulting in approximately two months of Fiscal Year 2021 operations compared to a full year of results in Fiscal Year 2022.
On July 9, 2021, the Merger with MSG Networks Inc. was completed. The Merger has been accounted for as a transaction between entities under common control as the Company and MSG Networks Inc. were, prior to the Merger, each controlled by the Dolan Family Group (as defined herein). Upon the closing of the Merger, the net assets of MSG Networks Inc. were consolidated with those of the Company at their historical carrying amounts and the companies are presented on a consolidated basis for all historical periods. As a result, all prior period balances in these consolidated and combined financial statements (including share activities) were retrospectively adjusted as if MSG Entertainment and MSG Networks Inc. had been operating as one company. See Note 24, Accounting for Entertainment Distribution and Merger Transactions to the consolidated and combined financial statements included in Item 8 of this Annual Report on Form 10-K for more information regarding the Merger.
Due to these factors and the impact of the COVID-19 pandemic discussed above, Fiscal Year 2022 results are not comparable to the prior year and are not indicative of future results.
Purchase Accounting Adjustments
In connection with the acquisitions completed in prior years, the Company recorded certain fair value adjustments related to acquired assets and liabilities in accordance with ASC Topic 805, Business Combinations. For the Company’s acquisitions, the Company recognized fair value adjustments primarily for (i) recognition of intangible assets such as trade names, venue management contracts, favorable leases, and festival rights, (ii) step-up of property and equipment, (iii) step-up of inventory, (iv) unfavorable lease obligation, (v) goodwill, and (vi) internally-developed software. The aforementioned fair value adjustments, except for goodwill, are expensed as incremental non-cash expenses in the Company’s consolidated and combined statements of operations based on their estimated useful lives (“Purchase Accounting Adjustments”). With the exception of impairment of goodwill, the Company does not allocate any Purchase Accounting Adjustments to the reporting segments and reports any Purchase Accounting Adjustments as reconciliation items in reporting segment operating results. Note 22, Segment Information, to the consolidated and combined financial statements included in Item 8 of this Annual Report on Form 10-K for more information on the presentation of Purchase Accounting Adjustments.
Investments in Nonconsolidated Affiliates
In July 2018, the Company acquired a 30% interest in SACO, a global provider of high-performance LED video lighting and media solutions for a total consideration of $47,244. The Company is utilizing SACO as a preferred display technology provider for MSG Sphere and is benefiting from agreed upon commercial terms.
In addition, the Company also has other investments in various entertainment, hospitality companies and related technology companies, accounted for under the equity method. See Note 9, Investments in Nonconsolidated Affiliates to the consolidated and combined financial statements included in Item 8 of this Annual Report on Form 10-K for more information.

Results of Operations
Comparison of the Fiscal Year Ended June 30, 2022 versus the Fiscal Year Ended June 30, 2021
Consolidated Results of Operations
The table below sets forth, for the periods presented, certain historical financial information.

	Years Ended June 30,		Change
	2022	2021	Amount	Percentage
Revenues	$1,724,618	$814,213	$910,405	112%

Direct operating expenses	1,009,245	434,783	574,462	132%
Selling, general and administrative expenses	681,796	424,355	257,441	61%
Depreciation and amortization	124,629	121,999	2,630	2%
Impairment and other gains, net	(3,045)	—	(3,045)	NM
Restructuring charges	14,690	21,299	(6,609)	(31)%
Operating loss	(102,697)	(188,223)	85,526	45%
Other income (expense):
Loss in equity method investments	(5,027)	(6,858)	1,831	27%
Interest expense, net	(22,945)	(17,201)	(5,744)	(33)%
Loss on extinguishment of debt	(35,815)	—	(35,815)	NM
Other income (expense), net	(49,448)	51,488	(100,936)	(196)%
Loss from operations before income taxes	(215,932)	(160,794)	(55,138)	(34)%
Income tax benefit (expense)	25,785	(5,725)	31,510	NM
Net loss	(190,147)	(166,519)	(23,628)	(14)%
Less: Net income (loss) attributable to redeemable noncontrolling interests	7,739	(16,269)	24,008	148%
Less: Net loss attributable to nonredeemable noncontrolling interests	(3,491)	(2,099)	(1,392)	(66)%
Net loss attributable to Madison Square Garden Entertainment Corp.’s stockholders	$(194,395)	$(148,151)	$(46,244)	(31)%

NM — Absolute percentages greater than 200% and comparisons from positive to negative values or to zero values are considered not meaningful.
The Company’s operating results were materially impacted during Fiscal Year 2021 by the COVID-19 pandemic and government actions taken in response. See “— Introduction — Business Overview — Impact of the COVID-19 Pandemic on Our Business” for more information.

The following is a summary of changes in our segments’ operating results for Fiscal Year 2022 as compared to Fiscal Year 2021, which are discussed below under “Business Segment Results”.

Changes attributable to	Revenues	Direct operating expenses	SG&A	Depreciation and amortization	Impairment and other (gains) losses, net	Restructuring charges	Operating loss
Entertainment segment	$573,111	$317,216	$125,846	$(2,965)	$(245)	$(7,061)	$140,320
MSG Networks segment	(39,355)	57,419	31,668	2,059	—	452	(130,953)
Tao Group Hospitality segment	384,781	198,050	106,957	17,066	(3,969)	—	66,677
Purchase accounting adjustments	—	2,765	—	(13,530)	1,169	—	9,596
Inter-segment eliminations	(8,132)	(988)	(7,030)	—	—	—	(114)
	$910,405	$574,462	$257,441	$2,630	$(3,045)	$(6,609)	$85,526

Depreciation and amortization
Depreciation and amortization for Fiscal Year 2022 increased $2,630, or 2%, to $124,629 as compared to Fiscal Year 2021 mostly due to an increase in depreciation and amortization related to the acquisition of Hakkasan in April 2021, offset partially by the absence of $14,280 of accelerated amortization expense for certain venue management contracts as a result of Tao Group Hospitality converting certain venue management contracts to operating leases during Fiscal Year 2021.
Impairment and other gains, net
Impairment and other gains, net of losses, were $3,045 for Fiscal Year 2022 as compared to nil for Fiscal Year 2021. The majority of this amount was related to net gains of $3,969 from the extinguishment of lease liabilities associated with four Hakkasan venues.
Loss in equity method investments
Loss in equity method investments for Fiscal Year 2022 decreased $1,831, or 27%, to $5,027 as compared to a loss of $6,858 in Fiscal Year 2021. The year-over-year decrease is primarily due to (i) net income of $983 for Fiscal Year 2022 compared to a net loss of $2,008 for Fiscal Year 2021 and (ii) a $2,991 increase mainly as a result of an impairment charge recorded by a Tao Group Hospitality investee in Fiscal Year 2021. No impairment charge was recorded in Fiscal Year 2022. This was partially offset by an increase of $1,385 in inter-entity profit eliminations recorded in connection with the capital expenditure purchases for MSG Sphere.
Interest expense, net
Interest expense, net for Fiscal Year 2022 was $22,945 as compared to $17,201 in Fiscal Year 2021, an increase of $5,744, or 33%. The increase in net interest expense in the current year was primarily due to an increase in interest expense of $18,787 on the National Properties facilities. The increase was partially offset by lower interest expense of $13,611 as a higher amount of interest costs related to MSG Sphere construction was capitalized in Fiscal Year 2022. The Company capitalized $48,507 of interest in Fiscal Year 2022 as compared to $34,890 in Fiscal Year 2021.
Loss on extinguishment of debt
For Fiscal Year 2022, the Company incurred a loss on extinguishment of debt of $35,815 in connection with the extinguishment of MSG National Properties’ prior term loan facility.
Other income (expense), net
For Fiscal Year 2022, net other expense was $49,448 as compared to net other income of $51,488 for Fiscal Year 2021, a decrease of $100,936. The decrease was primarily due to an increase in unrealized losses of $62,155 and $41,192 associated with the investments in DraftKings and Townsquare Media, respectively.
Income taxes
Income tax benefit for Fiscal Year 2022 of $25,785 differs from income tax benefit derived from applying the statutory federal rate of 21% to the pretax loss primarily due to (i) tax expense of $12,759 related to nondeductible officers’ compensation, (ii) tax expense of $10,723 related to nondeductible transaction costs relating to the Merger, and (iii) increase in valuation allowance of $11,402, partially offset by state income tax benefit of $10,003 and a tax benefit relating to change in state apportionment of $4,199.

Income tax expense for Fiscal Year 2021 of $5,725 differs from income tax benefit derived from applying the statutory federal rate of 21% to the pretax loss primarily due to (i) tax expense of $25,704 related to an increase in valuation allowance, (ii) tax expense of $9,646 related to nondeductible officers’ compensation, (iii) tax expense of $3,857 relating to noncontrolling interests and (iv) tax expense of $3,117 related to change in state apportionment, partially offset by state income tax benefit of $4,705.
See Note 20 to the consolidated and combined financial statements included in Item 8 of this Annual Report on Form 10-K for further details on the components of income tax and a reconciliation of the statutory federal rate to the effective tax rate.
Adjusted operating income (loss) (“AOI”)
The Company evaluates segment performance based on several factors, of which the key financial measure is operating income (loss) before the following adjustments, which is referred to as adjusted operating income (loss) (“AOI”), a non-GAAP financial measure:
(i) adjustments to remove the impact of non-cash straight-line leasing revenue associated with the Arena License Agreements with MSG Sports,
(ii) depreciation, amortization and impairments of property and equipment, goodwill and intangible assets,
(iii) amortization for capitalized cloud computing arrangement costs,
(iv) share-based compensation expense,
(v) restructuring charges or credits,
(vi) merger and acquisition-related costs, including litigation expenses,
(vii) gains or losses on sales or dispositions of businesses and associated settlements,
(viii) the impact of purchase accounting adjustments related to business acquisitions, and
(ix) gains and losses related to the remeasurement of liabilities under the Company’s Executive Deferred Compensation Plan (which was established in November 2021).
See Note 22, Segment Information to the consolidated and combined financial statements included in Item 8 of this Annual Report on Form 10-K for further discussion on the definition of AOI.

The Company believes that given the length of the Arena License Agreements and resulting magnitude of the difference in leasing revenue recognized and cash revenue received, the exclusion of non-cash leasing revenue provides investors with a clearer picture of the Company's operating performance. The Company believes that the exclusion of share-based compensation expense or benefit allows investors to better track the performance of the various operating units of the Company’s business without regard to the settlement of an obligation that is not expected to be made in cash. The Company eliminates merger and acquisition-related costs because the Company does not consider such costs to be indicative of the ongoing operating performance of the Company as they result from an event that is of a non-recurring nature, thereby enhancing comparability. In addition, management believes that the exclusion of gains and losses related to the remeasurement of liabilities under the Company’s Executive Deferred Compensation Plan, which are included for the first time this period, provides investors with a clearer picture of the Company’s operating performance given that, in accordance with GAAP, gains and losses related to the remeasurement of liabilities under the Company’s Executive Deferred Compensation Plan are recognized in Operating (income) loss whereas gains and losses related to the remeasurement of the assets under the Company’s Executive Deferred Compensation Plan, which are equal to and therefore fully offset the gains and losses related to the remeasurement of liabilities, are recognized in Other income (expense), net, which is not reflected in Operating income (loss).
The Company believes AOI is an appropriate measure for evaluating the operating performance of its business segments and the Company on a consolidated and combined basis. AOI and similar measures with similar titles are common performance measures used by investors and analysts to analyze the Company’s performance. The Company uses revenues and AOI measures as the most important indicators of its business performance, and evaluates management’s effectiveness with specific reference to these indicators.
AOI should be viewed as a supplement to and not a substitute for operating income (loss), net income (loss), cash flows from operating activities, and other measures of performance and/or liquidity presented in accordance with GAAP. Since AOI is not a measure of performance calculated in accordance with GAAP, this measure may not be comparable to similar measures with similar titles used by other companies. The Company has presented the components that reconcile operating income (loss), the most directly comparable GAAP financial measure, to AOI.

The following is a reconciliation of operating loss to adjusted operating income:

	Years Ended June 30,		Change
	2022	2021	Amount	Percentage
Operating loss	$(102,697)	$(188,223)	$85,526	45%
Non-cash portion of arena license fees from MSG Sports	(27,754)	(13,026)
Share-based compensation expense	72,552	70,584
Depreciation and amortization (a)	124,629	121,999
Restructuring charges	14,690	21,299
Impairment and other gains, net	(3,045)	—
Merger and acquisition related costs, including litigation	48,764	24,220
Amortization for capitalized cloud computing costs	271	—
Other purchase accounting adjustments	6,099	3,334
Remeasurement of deferred compensation plan liabilities	46	—
Adjusted operating income	$133,555	$40,187	$93,368	NM
________________
NM — Absolute percentages greater than 200% and comparisons from positive to negative values or to zero values are considered not meaningful.
(a)Depreciation and amortization included purchase accounting adjustments of $12,037 and $25,567 for Fiscal Years 2022 and 2021, respectively. The decrease in purchase accounting adjustments related depreciation and amortization for Fiscal Year 2022 is due to the absence of $14,280 of accelerated amortization expense for certain Tao Group Hospitality venue management contracts that were converted to operational that were previously under management contracts.
Adjusted operating income for Fiscal Year 2022 increased $93,368 to $133,555 as compared to Fiscal Year 2021. The net increase was attributable to the following:

Decrease in adjusted operating loss of the Entertainment segment	$120,396
Increase in adjusted operating income of the Tao Group Hospitality segment	78,746
Decrease in adjusted operating income of the MSG Networks segment	(105,660)
Inter-segment eliminations	(114)
$93,368
Net loss attributable to redeemable and nonredeemable noncontrolling interests

For Fiscal Year 2022, the Company recorded net income attributable to redeemable noncontrolling interests of $7,739 and a net loss attributable to nonredeemable noncontrolling interests of $3,491 as compared to net loss attributable to redeemable noncontrolling interests of $16,269 and net loss attributable to nonredeemable noncontrolling interests of $2,099 for Fiscal Year 2021. These amounts represent the share of net income (loss) from the Company’s investments in Tao Group Hospitality and BCE that are not attributable to the Company.

Business Segment Results
Entertainment
The table below sets forth, for the periods presented, certain historical financial information and a reconciliation of operating loss to adjusted operating loss for the Company’s Entertainment segment.

	Years Ended June 30,		Change
	2022	2021	Amount	Percentage
Revenues	$655,392	$82,281	$573,111	NM
Direct operating expenses	420,305	103,089	317,216	NM
Selling, general and administrative expenses	394,551	268,705	125,846	47%
Depreciation and amortization	77,177	80,142	(2,965)	(4)%
Restructuring charges	14,238	21,299	(7,061)	(33)%
Impairment and other (gains) losses, net	(245)	—	(245)	NM
Operating loss	$(250,634)	$(390,954)	$140,320	36%
Reconciliation to adjusted operating loss:
Non-cash portion of arena license fees from MSG Sports	(27,754)	(13,026)
Share-based compensation	47,813	47,633
Depreciation and amortization	77,177	80,142
Restructuring charges	14,238	21,299
Impairment and other (gains) losses, net	(245)	—
Merger and acquisition related costs	20,834	16,080
Amortization for capitalized cloud computing costs	95	—
Remeasurement of deferred compensation plan liabilities	46	—
Adjusted operating loss	$(118,430)	$(238,826)	$120,396	50%
—————
NM — Absolute percentages greater than 200% and comparisons from positive to negative values or to zero values are considered not meaningful.
Factors Affecting Results of Operations
Impact of the COVID-19 Pandemic
For Fiscal Years 2022 and 2021, the Entertainment segment operations and operating results were materially impacted by the COVID-19 pandemic and the actions taken in response by governmental authorities. As of this date, live events are permitted to be held at all of our performance venues without capacity restrictions and we are continuing to host and book new events. See “— Introduction — Business Overview — Impact of the COVID-19 Pandemic on Our Business” for more information.

Revenues
Revenues increased $573,111 from $82,281 for Fiscal Year 2021 to $655,392 for Fiscal Year 2022. The net increase was attributable to the following:

Increase in event-related revenues, as discussed below	$239,574
Increase in revenues from signage, suite licenses, and sales of food, beverage and merchandise subject to revenue or profit sharing with MSG Sports pursuant to the Arena License Agreements	130,238
Increase in revenues from the shortened Christmas Spectacular 2021 holiday season run as compared to the cancellation of the 2020 production in the prior year as a result of the COVID-19 pandemic	55,454
Increase in arena license fees from MSG Sports pursuant to the Arena License Agreements, as discussed below	46,727
Increase in suite license fee revenues, due to the return of live events at the Company’s venues during the current year as compared to limited live events held in the prior year due to the COVID-19 pandemic	34,904
Increase in venue-related signage and sponsorship revenues primarily due to the return of live events at the Company’s venues during the current year as compared to limited live events held in the prior year due to the COVID-19 pandemic	29,940
Increase in revenues from the Boston Calling Music Festival as compared to the cancellation of the festival in Fiscal Year 2021 as a result of the COVID-19 pandemic	18,313
Increase in inter-segment revenues on advertising sales commission from MSG Networks, which are eliminated in consolidation	7,177
Increase in revenues from Sponsorship Sales and Service Representation Agreements with MSG Sports	3,987
Other net increases	6,797
$573,111
The increase in event-related revenues reflects (i) higher revenues from concerts of $179,892 during Fiscal Year 2022 and (ii) higher revenues from other live entertainment and sporting events of $59,682 during Fiscal Year 2022. These increases were due to the return of live events to the Company’s venues during the current year as compared to limited live events held in the prior year due to the COVID-19 pandemic. See “— Introduction — Business Overview — Impact of the COVID-19 Pandemic on Our Business” for more information.
In Fiscal Year 2022, the Knicks and Rangers played a combined 98 pre-season, regular season, and post-season games at The Garden without any capacity restrictions. As a result, the Company recorded $68,072 in arena license fees under the Arena License Agreements for Fiscal Year 2022. In the prior year, capacity restrictions, use limitations and social distancing requirements were in place for the entirety of the Knicks and Rangers 2020-21 regular seasons, which materially impacted the payments we received under the Arena License Agreements during Fiscal Year 2021.
Direct operating expenses
Direct operating expenses increased $317,216 from $103,089 for Fiscal Year 2021 to $420,305 for Fiscal Year 2022. The net increase was attributable to the following:

Increase in event-related direct operating expenses, as discussed below	$125,931
Increase in direct operating expenses associated with revenue or profit sharing expense from signage, suites licenses and sales of food, beverage and merchandise with MSG Sports pursuant to the Arena License Agreements	94,226
Increase in direct operating expenses from the shortened Christmas Spectacular 2021 holiday season run as compared to the cancellation of the 2020 production in the prior year as a result of the COVID-19 pandemic	39,029
Increase in direct operating expenses associated with the Boston Calling Music Festival as compared to the cancellation of the festival in Fiscal Year 2021 as a result of the COVID-19 pandemic	19,003
Increase in direct operating expenses associated with the Arena License Agreements	17,645
Increase in direct operating expenses associated with venue operating costs	15,445
Other net increases	5,937
$317,216
For Fiscal Year 2022, the increase in event-related direct operating expenses reflects (i) higher direct operating expenses from concerts of $91,938, and (ii) higher direct operating expenses from other sporting and live entertainment events of $33,993, primarily due to the return of events to the Company’s venues during the current year as compared to limited live events in the prior year due to the COVID-19 pandemic.

Selling, general and administrative expenses
SG&A expenses for Fiscal Year 2022 increased $125,846, or 47%, to $394,551 as compared to Fiscal Year 2021. The increase was primarily due to (i) a net increase in employee compensation and related benefits of $89,245, which included the impact of severance-related costs attributable to separation agreements in the current year, and (ii) higher professional fees of $15,092 inclusive of costs for MSG Sphere development and higher merger and acquisition costs (including litigation costs) of $4,754.
Depreciation and amortization
Depreciation and amortization for Fiscal Year 2022 decreased $2,965, or 4%, to $77,177 as compared to Fiscal Year 2021 primarily due to certain assets in The Garden being fully depreciated and amortized.
Operating loss
Operating loss for Fiscal Year 2022 improved $140,320 to $250,634 as compared to an operating loss of $390,954 in Fiscal Year 2021. The improvement in operating loss was primarily due to the increase in revenues, offset by higher direct operating expenses and selling, general and administrative expenses and, to a lesser extent, the decrease in restructuring charges.
Adjusted operating loss
Adjusted operating loss for Fiscal Year 2022 improved $120,396 to $118,430 as compared to Fiscal Year 2021. The improvement in adjusted operating loss was less than the decrease in operating loss of $140,320 primarily due to (i) the increase in adjustments for the non-cash portion of arena license fees from MSG Sports of $14,728 and (ii) a decrease in restructuring charges of $7,061, both of which are excluded in the calculation of adjusted operating (loss).

MSG Networks
The tables below set forth, for the periods presented, certain historical financial information and a reconciliation of operating income to adjusted operating income for the Company’s MSG Networks segment.

	Years Ended June 30,		Change
	2022	2021	Amount	Percentage
Revenues	$608,155	$647,510	$(39,355)	(6)%
Direct operating expenses	320,278	262,859	57,419	22%
Selling, general and administrative expenses	147,007	115,339	31,668	27%
Depreciation and amortization	9,394	7,335	2,059	28%
Restructuring charges	452	—	452	NM
Operating income	$131,024	$261,977	$(130,953)	(50)%
Reconciliation to adjusted operating income:
Share-based compensation	17,092	17,667
Depreciation and amortization	9,394	7,335
Restructuring charges	452	—
Merger and acquisition related costs	27,683	4,502
Amortization for capitalized cloud computing arrangement costs	176	—
Adjusted operating income	$185,821	$291,481	$(105,660)	(36)%
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
Revenues
Revenues for Fiscal Year 2022 decreased $39,355, or 6%, to $608,155 as compared to the prior year. The changes in revenues were attributable to the following:

Year Ended June 30, 2022
Decrease in affiliation fee revenue	$(67,286)
Increase in advertising revenue	26,310
Other net increases	1,621
$(39,355)
For Fiscal Year 2022, the decrease in affiliation fee revenue was primarily due to the impact of (i) the non-renewal of MSG Networks’ carriage agreement with Comcast as of October 1, 2021 and (ii) a decrease in subscribers of approximately 7% (excluding the impact of previously disclosed non-renewals with Comcast and a small Connecticut-based distributor). These decreases were partially offset by the impact of higher affiliation rates and a decrease in net unfavorable affiliate adjustments of approximately $9,400.

Effective October 1, 2021, Comcast’s license to carry MSG Networks expired and MSG Networks has not been carried by Comcast since that date. The financial impact of Comcast’s non-carriage of MSG Networks will depend on many factors including if, when and on what terms Comcast and the Company reach a new carriage agreement and the extent to which Comcast subscribers switch to other Distributors that carry MSG Networks. As of October 1, 2021, Comcast’s non-carriage has reduced MSG Networks’ subscribers by approximately 10% and, subject to the foregoing factors, has and is expected to reduce MSG Networks’ revenue by a comparable percentage for so long as MSG Networks’ carriage agreement with Comcast is not renewed. In addition, during any period of non-carriage, MSG Networks’ segment operating income and AOI have been, and are expected to be, reduced by an amount that is approximately equal to the dollar amount of the reduced revenue.
For Fiscal Year 2022, the increase in advertising revenue was primarily due to the impact of (i) higher per-game advertising sales from the telecast of live professional sports programming, (ii) a greater number of live NBA and NHL telecasts in the current year as compared with the prior year and (iii) increased advertising sales related to the Company’s non-ratings based advertising initiatives. As a result of the impact of the COVID-19 pandemic on the 2020-21 NBA and NHL seasons, MSG Networks telecasted fewer NBA and NHL games in the prior year, as compared with a regular NBA and NHL telecast schedule in the current year.

Direct operating expenses

For Fiscal Year 2022, direct operating expenses increased $57,419, or 22%, to $320,278 as compared to the prior year. The increases were primarily due to higher rights fees expenses of $45,024 and, to a lesser extent, an increase in other programming and production-related costs of $12,395. The increase in rights fees was primarily due to the net impact of lower media rights fees in the prior year as a result of fewer NBA and NHL games made available for exclusive broadcast by MSG Networks during the shortened 2020-21 NBA and NHL regular seasons, and annual contractual rate increases. The increase in other programming and production-related costs was primarily due to the impact of fewer NBA and NHL regular season games in the prior year, as compared with a regular NBA and NHL telecast schedule in the current year, and expenses related to sports gaming programming, partially offset by other net cost decreases.

Selling, general and administrative expenses
For Fiscal Year 2022, SG&A expenses increased $31,668, or 27%, to $147,007 as compared to the prior year. The increase in SG&A expenses reflected an increase of approximately $24,900 of merger and acquisition costs that occurred primarily during the first quarter of Fiscal Year 2022, inclusive of the impact of executive separation agreements and share based compensation expense. In addition, the increase in SG&A expenses was due to higher (i) advertising sales commissions of approximately $7,200, which are eliminated in consolidation and (ii) advertising, and marketing expenses of approximately $3,100. These increases were partially offset by lower employee compensation and related benefits (including share based compensation expense) of $5,600.
Operating income
For Fiscal Year 2022, operating income decreased $130,953, or 50%, to $131,024 as compared to the prior year. The decrease in operating income was primarily due to the increase in direct operating expenses, the decrease in revenues, and to a lesser extent, the increase in SG&A expenses.
Adjusted operating income
For Fiscal Year 2022, adjusted operating income decreased $105,660, or 36%, to $185,821 as compared to the prior year. The decrease in adjusted operating income was lower than the decrease in operating income of $130,953 primarily due to the increase in merger and acquisition-related costs of approximately $25,000, which are excluded in the calculation of adjusted operating income.

Tao Group Hospitality
The table below sets forth, for the periods presented, certain historical financial information and a reconciliation of operating income (loss) to adjusted operating income (loss) for the Company’s Tao Group Hospitality segment.

	Years Ended June 30,		Change
	2022	2021	Amount	Percentage
Revenues	$484,947	$100,166	$384,781	NM
Direct operating expenses	264,641	66,591	198,050	NM
Selling, general and administrative expenses	160,991	54,034	106,957	198%
Depreciation and amortization	26,021	8,955	17,066	191%
Impairment and other (gains) losses, net	(3,969)	—	(3,969)	NM
Operating income (loss)	$37,263	$(29,414)	$66,677	NM
Reconciliation to adjusted operating income (loss):
Share-based compensation	7,647	5,284
Depreciation and amortization	26,021	8,955
Impairment and other (gains) losses, net	(3,969)	—
Merger and acquisition related costs	247	3,638
Adjusted operating income (loss)	$67,209	$(11,537)	$78,746	NM
—————
NM — Absolute percentages greater than 200% and comparisons from positive to negative values or to zero values are considered not meaningful.
Factors Affecting Results of Operations
Disruptions caused by the COVID-19 pandemic had a significant and negative impact on Tao Group Hospitality’s operations and financial performance for Fiscal Year 2021. For the majority of Fiscal Year 2021, Tao Group Hospitality’s venues conducted limited operations, subject to significant regulatory requirements, which included limits on capacity, curfews and social distancing requirements for outdoor and indoor dining, while certain venues remained closed for the entire fiscal year. At the end of Fiscal Year 2021, government-mandated capacity restrictions were lifted in Tao Group Hospitality’s key U.S. markets. During Fiscal Year 2022, operations were impacted by an increase in COVID-19 cases due to a new variant, which resulted in reduced operating schedules and reduced demand from guests, including corporate and private event cancellations and postponements in the second and third fiscal quarters. See “— Introduction — Business Overview — Impact of the COVID-19 Pandemic on Our Business” for more information.
Tao Group Hospitality operates over 70 entertainment dining and nightlife branded locations within 60 venues (a single venue may have multiple branded locations on-site) in over 20 markets across five continents. As of June 30, 2022, 59 of Tao Group Hospitality’s venues (28 legacy Tao Group Hospitality venues and 31 Hakkasan venues acquired in connection with the April 27, 2021 transaction) were open for outdoor dining, limited or full capacity indoor dining (depending on the market), and delivery/takeout, inclusive of Lavo Ristorante in Los Angeles, a venue that first opened in March 2022, Tao Beach in Las Vegas that reopened in April 2022 following a multi-year renovation, and Lavo San Diego that first opened in June 2022 following the rebranding of a legacy Hakkasan venue, while one legacy Tao Group Hospitality venue remained closed. Subsequent to the end of Fiscal Year 2022, Tao Group Hospitality opened Fleur Room in Los Angeles. As of the date of this filing, Tao Group Hospitality’s domestic venues no longer require guests to provide proof of COVID-19 vaccination before entering, and Tao Group Hospitality is operating without capacity restrictions in all markets.

Revenues
Revenues increased $384,781 from $100,166 for Fiscal Year 2021 to $484,947 for Fiscal Year 2022. The net increase was attributable to the following:

Increase in revenues for the months of July 2021 through April 2022 due to the acquisition of Hakkasan on April 27, 2021	$174,263
Increase in revenues at venues subject to capacity restrictions in the prior year period (a)	140,954
Increase in revenues at venues that were temporarily closed in the prior year as a result of the COVID-19 pandemic	59,870
Other net increases, including the impact of new venue openings	9,694
$384,781
_________________
(a) Includes the increases in revenues from converting previously managed venues to operational venues of $31,482 for Fiscal Year 2022 as compared to the prior year.
Direct operating expenses
Direct operating expenses increased $198,050 from $66,591 for Fiscal Year 2021 to $264,641 for Fiscal Year 2022. The net increase was attributable to the following:

Increase in direct operating expenses for the months of July 2021 through April 2022 due to the acquisition of Hakkasan on April 27, 2021	$86,985
Increase in the costs of food, beverage and venue entertainment as a result of resuming operations compared with the closure of certain venues and capacity restrictions due to the COVID-19 pandemic in the prior year	48,774
Increase in employee compensation and related benefits as a result of resuming operations compared with the reduction in headcount resulting from the COVID-19 pandemic in the prior year	45,066
Increase in rent expense, primarily due to rent concessions in the prior year resulting from the COVID-19 pandemic	12,372
Other net increases	4,853
$198,050
Selling, general and administrative expenses
SG&A expenses for Fiscal Year 2022 increased $106,957, or 198%, to $160,991 as compared to Fiscal Year 2021 primarily due to higher (i) expenses from the Hakkasan operations for July 2021 through April 2022 due to the acquisition of Hakkasan on April 27, 2021 of $50,665, (ii) employee compensation and related benefits, inclusive of an increase in share-based compensation, of $24,075, (iii) restaurant expenses, as well as supplies, utilities, general liability insurance, pre-opening expenses and repairs and maintenance of $18,091, and (iv) marketing costs of $9,871. The increases were partially offset by a decrease in professional fees primarily related to the acquisition of Hakkasan of $820.
Depreciation and amortization
Depreciation and amortization for Fiscal Year 2022 increased $17,066, 191%, to $26,021 as compared to Fiscal Year 2021 primarily due to the Hakkasan acquisition in April 2021.
Impairment and other (gains) losses, net
For Fiscal Year 2022, the Company recorded net gains of $3,969 from the extinguishment of lease liabilities associated with four Hakkasan venues.
Operating income (loss)
Operating income for Fiscal Year 2022 improved $66,677 to $37,263 as compared to an operating loss of $29,414 for Fiscal Year 2021. The improvement in operating income was primarily due to the acquisition of Hakkasan in April 2021 and increased revenues, partially offset by an increase in direct operating expenses, SG&A expenses, and depreciation and amortization, as discussed above. All increased operations were significantly driven by the acquisition of Hakkasan in April 2021 and the prior year period disruptions caused by the COVID-19 pandemic.

Adjusted operating income (loss)
Adjusted operating income for Fiscal Year 2022 was $67,209 as compared to an adjusted operating loss of $11,537 in the prior year, an improvement of $78,746. The improvement in adjusted operating income was higher than the improvement in operating income primarily due to increased depreciation and amortization, as discussed above.
Comparison of the Fiscal Year Ended June 30, 2021 versus the Fiscal Year Ended June 30, 2020
The Merger with MSG Networks Inc. did not have a material impact on the previously reported segment results for Entertainment, MSG Networks and Tao Group Hospitality for Fiscal Year 2021 and Fiscal Year 2020. As such, the Company has applied the SEC’s FAST Act Modernization and Simplification of Regulation S-K, which permits the discussion to be limited to the two most recent fiscal years which are provided above for those segments. For the comparison of Fiscal Year 2021 and Fiscal Year 2020 for the Entertainment, MSG Networks and Tao Group Hospitality segments, see “Management's Discussion and Analysis of Financial Condition and Results of Operations” in Part II, Item 7 of our 2021 Annual Report on Form 10-K/A, filed with the SEC on February 9, 2022.
Since the previously reported consolidated results for Fiscal Year 2021 and Fiscal Year 2020 did not include MSG Networks, see below for a discussion of the comparison of Fiscal Year 2021 versus Fiscal Year 2020 for the consolidated and combined Company.
Consolidated and Combined Results of Operations
The table below sets forth, for the periods presented, certain historical financial information.

	Years Ended June 30,		Change
	2021	2020	Amount	Percentage
Revenues	$814,213	$1,436,018	$(621,805)	(43)%

Direct operating expenses	434,783	790,499	(355,716)	(45)%
Selling, general and administrative expenses	424,355	433,211	(8,856)	(2)%
Depreciation and amortization	121,999	112,062	9,937	9%
Impairment for intangibles, long-lived assets, and goodwill	—	105,817	(105,817)	(100)%
Gain on disposal of assets held for sale and associated settlements	—	(240,783)	240,783	100%
Restructuring charges	21,299	—	21,299	NM
Operating income (loss)	(188,223)	235,212	(423,435)	(180)%
Other income (expense):
Loss in equity method investments	(6,858)	(4,433)	(2,425)	(55)%
Interest expense, net	(17,201)	(14,337)	(2,864)	(20)%
Other income, net	51,488	35,061	16,427	47%
Income (loss) from operations before income taxes	(160,794)	251,503	(412,297)	(164)%
Income tax expense	(5,725)	(101,690)	95,965	94%
Net income (loss)	(166,519)	149,813	(316,332)	NM
Less: Net loss attributable to redeemable noncontrolling interests	(16,269)	(30,387)	14,118	46%
Less: Net loss attributable to nonredeemable noncontrolling interests	(2,099)	(1,534)	(565)	(37)%
Net income (loss) attributable to Madison Square Garden Entertainment Corp.’s stockholders	$(148,151)	$181,734	$(329,885)	(182)%

NM — Absolute percentages greater than 200% and comparisons from positive to negative values or to zero values are considered not meaningful.

The following is a summary of changes in our segments’ operating results for Fiscal Year 2021 as compared to Fiscal Year 2020:

Changes attributable to	Revenues	Direct operating expenses	SG&A	Depreciation and amortization	Impairment for intangibles, long-lived assets, and goodwill	Gain on disposal of assets held for sale and associated settlements	Restructuring charges	Operating income (loss)
Entertainment segment	$(502,927)	$(285,554)	$(13,338)	$(4,147)	$—	$240,783	$21,299	$(461,970)
MSG Networks segment	(38,287)	(19,978)	14,510	172	—	—	—	(32,991)
Tao Group Hospitality segment	(80,035)	(50,047)	(9,015)	799	(94,946)	—	—	73,174
Purchase accounting adjustments	—	(1,027)	(6)	13,113	(10,871)	—	—	(1,209)
Inter-segment eliminations	(556)	890	(1,007)	—	—	—	—	(439)
	$(621,805)	$(355,716)	$(8,856)	$9,937	$(105,817)	$240,783	$21,299	$(423,435)

Depreciation and amortization
Depreciation and amortization for Fiscal Year 2021 increased $9,937, or 9%, to $121,999 as compared to Fiscal Year 2020 primarily due to (i) $14,280 of accelerated amortization expense recorded in Fiscal Year 2021 for certain Tao Group Hospitality venue management contracts that were converted to operating leases, and (ii) higher depreciation expense of $3,820 for equipment used in the development of MSG Sphere at The Venetian. The increase was partially offset by the full depreciation and amortization of certain assets in The Garden of $3,013 and lower depreciation and amortization of $5,827 associated with the Forum as the recording of depreciation ceased on March 24, 2020 when the venue was classified as assets held for sale.
Impairment for intangibles, long-lived assets, and goodwill
The disruptions caused by the COVID-19 pandemic directly impacted the Company’s projected cash flows resulting in operating disruptions. These disruptions, along with the deteriorating macroeconomic conditions and industry/market considerations, were considered a “triggering event” for the Company’s Tao Group Hospitality reporting unit, which required the Company to assess the carrying value of its goodwill for that reporting unit for impairment. In connection with the goodwill impairment test, the Company also evaluated the intangibles and long-lived assets for the Tao Group Hospitality reporting unit for impairment. Based on this evaluation, the Company recorded a non-cash impairment charge of $105,817 for Fiscal Year 2020, which consisted of the following:

	Tao Group Hospitality Segment	Purchase accounting adjustments	Total
Intangibles	$—	$3,541	$3,541
Long-lived assets	6,363	7,330	13,693
Goodwill	88,583	—	88,583
	$94,946	$10,871	$105,817
For Fiscal Year 2021, no impairments were identified.

Gain on disposal of assets held for sale and associated settlements

In May 2020, the Company sold the Forum, and the parties settled related litigation for cash consideration in the amount of $400,000. In connection with this transaction, the Company recorded a gain of $240,783 in the fourth quarter of Fiscal Year 2020, which included $140,495 attributable to the Forum associated settlement.

Restructuring charges
The Company’s operations have been disrupted since March 2020 due to the COVID-19 pandemic. As a direct response to this disruption, in Fiscal Year 2021, the Company implemented cost savings initiatives in order to streamline operations and preserve liquidity. For Fiscal Year 2021, the Company recorded total restructuring charges of $21,299 related to termination benefits provided to employees associated with a full-time workforce reduction of approximately 350 employees in August 2020 and 10 employees in November 2020.
Loss in equity method investments
Loss in equity method investments for Fiscal Year 2021 increased $2,425, or 55%, to $6,858 as compared to a loss of $4,433 in Fiscal Year 2020. The year-over-year increase is primarily due to higher loss in an investment held by Tao Group Hospitality, primarily as a result of an impairment charge recorded by the investee. In addition, the loss in equity method investments in the current year reflected higher inter-entity profit eliminations recorded in connection with the capital expenditure purchases for MSG Sphere at The Venetian.
Interest expense, net
Net interest expense for Fiscal Year 2021 was $17,201 as compared to $14,337 for Fiscal Year 2020, an increase of $2,864. The increase was primarily due to (i) higher interest expense in Fiscal Year 2021 associated with the National Properties Term Loan Facility of $33,481, (ii) lower interest income of $19,005 mainly due to the Company shifting its investments into U.S. Treasury Bills, money market funds, and time deposits, which yield a lower interest rate, and, to a lesser extent, the absence of interest income earned on a loan extended to The Azoff Company as compared to the prior year since the loan was repaid during the second quarter of Fiscal Year 2020.
Additionally, the increase in net interest expense was offset by higher interest capitalization in Fiscal Year 2021 related to construction of MSG Sphere of approximately $32,800. The Company capitalized $34,890 of interest for Fiscal Year 2021 as compared to approximately $2,100 for Fiscal Year 2020. The increase in net interest expense was also partially offset by lower interest expense of $16,109 on the MSGN Term Loan Facility (as defined below) due to lower interest rates for Fiscal Year 2021, which averaged 1.6% compared to 3.1% in the prior year.
Other income, net
Other income, net for Fiscal Year 2021 increased by $16,427 to $51,488 as compared to $35,061 for Fiscal Year 2020. The increase was primarily due to the net realized and unrealized gains recognized on the Company’s investment in DraftKings and Townsquare Media of $13,550.
Income taxes
Income tax expense for Fiscal Year 2021 of $5,725 differs from income tax benefit derived from applying the statutory federal rate of 21% to the pretax loss primarily due to (i) tax expense of $25,704 related to an increase in valuation allowance, (ii) tax expense of $9,646 related to nondeductible officers’ compensation, (iii) tax expense of $3,857 relating to noncontrolling interests and (iv) tax expense of $3,117 related to change in state apportionment, partially offset by state income tax benefit of $4,705.
Income tax expense for Fiscal Year 2020 of $101,690 differs from income tax expense derived from applying the statutory federal rate of 21% to the pretax income primarily due to (i) state income tax expense of $31,111, (ii) tax expense of $6,961 relating to nondeductible transaction costs relating to the Entertainment Distribution, (iii) tax expense of $6,703 relating to noncontrolling interest, and (iv) tax expense of $6,454 related to nondeductible officers’ compensation, partially offset by excess tax benefit related to share-based payment awards of $3,852.
See Note 20, Income Taxes to the consolidated and combined financial statements included in Item 8 of this Annual Report on Form 10-K for further details on the components of income tax and a reconciliation of the statutory federal rate to the effective tax rate.

Adjusted operating income
The following is a reconciliation of operating income (loss) to adjusted operating income:

	Years Ended June 30,		Change
	2021	2020	Amount	Percentage
Operating income (loss)	$(188,223)	$235,212	$(423,435)	(180)%
Non-cash portion of arena license fees from MSG Sports	(13,026)	—
Share-based compensation expense	70,584	61,425
Depreciation and amortization (a)	121,999	112,062
Restructuring charges	21,299	—
Impairment and other (gains) losses, net	—	105,817
Merger and acquisition related costs	24,220	—
Gain on disposal of assets held for sale, including legal settlement	—	(240,783)
Other purchase accounting adjustments	3,334	4,367
Adjusted operating income	$40,187	$278,100	$(237,913)	(86)%
________________
(a)Depreciation and amortization included purchase accounting adjustments of $25,567 and $12,454 for Fiscal Years 2021 and 2020, respectively. The increase in purchase accounting adjustments related depreciation and amortization for Fiscal Year 2021 includes $14,280 of accelerated amortization expense for certain Tao Group Hospitality venue management contracts that were converted to operational that were previously under management contracts.
Adjusted operating income for Fiscal Year 2021 decreased $237,913 to $40,187 as compared to the prior year. The net decrease was attributable to the following:

Increase in adjusted operating loss of the Entertainment segment	$(194,575)
Increase in adjusted operating loss of the Tao Group Hospitality segment	(13,014)
Decrease in adjusted operating income of the MSG Networks segment	(29,885)
Inter-segment eliminations	(439)
$(237,913)
Net loss attributable to redeemable and nonredeemable noncontrolling interests
For Fiscal Year 2021, the Company recorded a net loss attributable to redeemable noncontrolling interests of $16,269 and a net loss attributable to nonredeemable noncontrolling interests of $2,099 as compared to $30,387 of net loss attributable to redeemable noncontrolling interests and $1,534 of net loss attributable to nonredeemable noncontrolling interests for Fiscal Year 2020. These amounts represent the share of net loss of Tao Group Hospitality and BCE that is not attributable to the Company. In addition, the net loss attributable to redeemable and nonredeemable noncontrolling interests includes a proportional share of expenses related to purchase accounting adjustments.
Liquidity and Capital Resources
Overview
Impact of the COVID-19 Pandemic
The Company’s operations and operating results have been materially impacted by the COVID-19 pandemic (including COVID-19 variants) and actions taken in response by governmental authorities and certain professional sports leagues during Fiscal Years 2020, 2021 and 2022. For the majority of Fiscal Year 2021, substantially all operations of the Entertainment business were suspended, MSG Networks aired substantially fewer games and Tao Group Hospitality was operating at significantly reduced capacity and demand. Fiscal Year 2022 was also impacted by the pandemic, with fewer ticketed events at our venues in the first half of the fiscal year as compared with Fiscal Year 2019 (the last full fiscal year not impacted by COVID-19) due to the lead-time required to book touring acts and artists, and an increase in COVID-19 cases due to a new variant, which resulted in a number of events at our performance, entertainment dining and nightlife venues being cancelled or postponed in the second and third quarters.
As a result of government-mandated assembly limitations and closures, all of our performance venues were closed beginning in March 2020. Use of The Garden resumed for Knicks and Rangers home games without fans in December 2020 and January 2021, respectively, and was available at 10% seating capacity from February through May 2021 with certain safety protocols and social distancing. Beginning in May 2021, all of our New York performance venues were permitted to host guests at full capacity, subject to certain restrictions, and effective June 2021, The Chicago Theatre was permitted to host events without restrictions. Guests of our Chicago and New York venues were also subject to certain vaccination requirements until February and March 2022, respectively. As a result, our performance venues no longer require guests to provide proof of COVID-19 vaccination before entering (although specific performers may require enhanced protocols).
For Fiscal Year 2021, the majority of ticketed events at our venues were postponed or cancelled. For Fiscal Year 2022 and as of the date of this filing, live events have been permitted to be held at all of our performance venues and we are continuing to host and book new events. As a result of an increase in cases of a COVID-19 variant, select bookings were postponed or cancelled at our performance venues in the second and third quarters of Fiscal Year 2022. Variants of COVID-19 that arise in the future may result in additional postponements or cancellations of bookings at our performance venues.
The impact of the COVID-19 pandemic on our operations also included (i) the partial cancellation of the 2021 production of the Christmas Spectacular, (ii) the cancellation of the 2020 production of the Christmas Spectacular, and (iii) the cancellation of both the 2020 and 2021 Boston Calling Music Festival.
The Company’s long-term Arena License Agreements with MSG Sports require the Knicks and Rangers to play their home games at The Garden. As discussed above, capacity restrictions, use limitations and social distancing requirements were in place for the entirety of the Knicks and Rangers 2020-21 regular seasons, which materially impacted the payments we received under the Arena License Agreements for Fiscal Year 2021. On July 1, 2021, the Knicks and Rangers began paying the full amounts provided for under their respective Arena License Agreements. The Knicks and the Rangers each completed their 2021-2022 82-game regular seasons, with the Rangers advancing to the playoffs.
As a result of the COVID-19 pandemic and league and government actions relating thereto, MSG Networks aired substantially fewer NBA and NHL telecasts during Fiscal Year 2021, as compared with Fiscal Year 2019 (the last full fiscal year not impacted by COVID-19), and consequently experienced a decrease in revenues, including a material decrease in advertising revenue. The absence of live sports games also resulted in a decrease in certain MSG Networks expenses, including rights fees, variable production expenses, and advertising sales commissions. MSG Networks resumed airing full regular season telecast schedules in Fiscal Year 2022 for its five professional teams across both the NBA and NHL, and as a result, its advertising revenue and certain operating expenses, including rights fees expense, reflect the same.
Disruptions caused by the COVID-19 pandemic had a significant and negative impact on Tao Group Hospitality’s operations and financial performance for Fiscal Year 2021. Due to government actions taken in response to the COVID-19 pandemic, virtually all of Tao Group Hospitality’s venues were closed for approximately three months starting in March 2020. Additionally, three venues were permanently closed. Throughout Fiscal Year 2021, Tao Group Hospitality conducted limited operations at certain venues, subject to significant regulatory requirements, including capacity limits, curfews and social distancing requirements for outdoor and indoor dining. During Fiscal Year 2022, Tao Group Hospitality’s operations were also impacted by an increase in COVID-19 cases due to a new variant, which resulted in reduced operating schedules and reduced demand from guests, including corporate and private event cancellations and postponements in the second and third quarters. As of the date of this filing, Tao Group Hospitality is operating without capacity restrictions in all markets.
It is unclear to what extent ongoing COVID-19 concerns, including with respect to new variants, could result in new government or league-mandated capacity restrictions or vaccination/mask requirements or impact the use of and/or demand for our performance, entertainment dining and nightlife venues, demand for our sponsorship and advertising assets, deter our employees and vendors from working at our venues (which may lead to difficulties in staffing) or otherwise materially impact our operations.
Sources of Liquidity
Our primary sources of liquidity are cash and cash equivalents, cash flows from the operations of our businesses and available borrowing capacity under our credit facilities. Our principal uses of cash include working capital-related items (including funding our operations), capital spending (including our construction of MSG Sphere at The Venetian in Las Vegas, as described below), debt service, investments and related loans and advances that we may fund from time to time, and mandatory purchases from prior acquisitions. We may also use cash to repurchase our common stock. Our decisions as to the use of our available liquidity will be based upon the ongoing review of the funding needs of the business, the optimal allocation of cash resources, and the timing of cash flow generation. To the extent that we desire to access alternative sources of funding through the capital and credit markets, challenging U.S. and global economic and market conditions could adversely impact our ability to do so at that time.
We regularly monitor and assess our ability to meet our net funding and investing requirements, including the construction of MSG Sphere at The Venetian. We believe we have sufficient liquidity from cash and cash equivalents ($828,540 as of June 30, 2022) and future cash flows from operations to fund our operations, service the credit facilities for the foreseeable future, as well as complete the construction of MSG Sphere at The Venetian. The Company may seek to raise capital to fund additional content, which would be expected to generate significant revenue for MSG Sphere. See Note 15, Credit Facilities to the consolidated and combined financial statements included in Item 8 of this Annual Report on Form 10-K for a discussion of the MSGN Credit Agreement, the National Properties Term Loan Facilities, and the Tao Revolving Credit Facilities. Our cash and cash equivalents at June 30, 2022 included approximately $277,000 in advance cash proceeds primarily related to tickets, suites, and, to a lesser extent, sponsorships.

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
As of June 30, 2022, our cost estimate, inclusive of core technology and soft costs, for MSG Sphere at The Venetian was approximately $2,000,000. This cost estimate was net of $75,000 that the Venetian has agreed to pay to defray certain construction costs and also excludes significant capitalized and non-capitalized costs for items such as content creation, internal labor, capitalized interest, and furniture and equipment. Relative to our cost estimate above, our actual construction costs for MSG Sphere at The Venetian incurred through June 30, 2022 were approximately $1,530,000, which is net of $65,000 received from the Venetian. In addition, the amount of construction costs incurred as of June 30, 2022 includes approximately $190,000 of accrued expenses that were not yet paid as of that date.
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
For additional information regarding the Company’s capital expenditures, including those related to MSG Sphere, see Note 22, Segment Information to the consolidated and combined financial statements included in Item 8 of this Annual Report on Form 10-K.
In February 2018, we announced the purchase of land in Stratford, London, which we expect will become home to a future MSG Sphere. The Company submitted planning applications to the local planning authority in March 2019 and that process, which requires various stages of review to be completed and approvals to be granted, is ongoing. Therefore, we do not have a definitive timeline at this time.
We will continue to explore additional domestic and international markets where we believe next-generation venues such as MSG Sphere can be successful.

Financing Agreements
See Note 15, Credit Facilities to the consolidated and combined financial statements included in Item 8 of this Annual Report on Form 10-K for discussions of the Company’s debt obligations and various financing arrangements.
National Properties Facilities

On June 30, 2022, MSG National Properties, an indirect, wholly-owned subsidiary of the Company, MSG Entertainment Group, LLC (“MSG Entertainment Group”) and certain subsidiaries of MSG National Properties entered into a credit agreement with JP Morgan Chase Bank, N.A., as administrative agent and the lenders and L/C issuers party thereto (the “National Properties Credit Agreement”), providing for a five-year, $650,000 senior secured term loan facility (the “National Properties Term Loan Facility”) and a five-year, $100,000 revolving credit facility (the “National Properties Revolving Credit Facility” and, together with the National Properties Term Loan Facility, the “National Properties Facilities”). As of June 30, 2022, outstanding letters of credit were $6,631 and the remaining balance available under the National Properties Revolving Credit Facility was $70,900.

The National Properties Facilities will mature on June 30, 2027. The principal obligations under the National Properties Term Loan Facility are to be repaid in quarterly installments beginning with the fiscal quarter ending March 31, 2023, in an aggregate amount equal to 2.50% per annum (0.625% per quarter), stepping up to 5.0% per annum (1.25% per quarter) in the fiscal quarter ending September 30, 2025, with the balance due at the maturity of the facility. The principal obligations under the National Properties Revolving Credit Facility are due at the maturity of the facility.
The National Properties Credit Agreement includes financial covenants requiring MSG National Properties and its restricted subsidiaries to maintain a specified minimum liquidity level, a specified minimum debt service coverage ratio and specified maximum total leverage ratio. The minimum liquidity level is set at $50,000, and is tested based on the level of average daily liquidity, consisting of cash and cash equivalents and available revolving commitments, over the last month of each quarter over the life of the National Properties Facilities. The debt service coverage ratio covenant begins testing in the fiscal quarter ending December 31, 2022, and is set at a ratio of 2:1 before stepping up to 2.5:1 in the fiscal quarter ending September 30, 2024. The leverage ratio covenant begins testing in the fiscal quarter ending June 30, 2023. It is tested based on the ratio of MSG National Properties and its restricted subsidiaries’ consolidated total indebtedness to adjusted operating income, with an initial maximum ratio of 6:1, stepping down to 5.5:1 in the fiscal quarter ending June 30, 2024 and 4.5:1 in the fiscal quarter ending June 30, 2026. As of June 30, 2022, MSG National Properties and its restricted subsidiaries were in compliance with the covenants of the National Properties Credit Agreement.

MSG Networks Senior Secured Credit Facility

MSGN L.P., MSGN Eden, LLC, an indirect subsidiary of the Company (through the Merger) and the general partner of MSGN L.P., Regional MSGN Holdings LLC, an indirect subsidiary of the Company and the limited partner of MSGN L.P. (collectively with MSGN Eden, LLC, the “MSGN Holdings Entities”), and certain subsidiaries of MSGN L.P. have senior secured credit facilities pursuant to a credit agreement (as amended and restated on October 11, 2019, the “MSGN Credit Agreement”) consisting of: (i) an initial $1,100,000 term loan facility (the “MSGN Term Loan Facility”) and (ii) a $250,000 revolving credit facility (the “MSGN Revolving Credit Facility”), each with a term of five years. As of June 30, 2022, there were no borrowings or letters of credit issued and outstanding under the MSGN Revolving Credit Facility.

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

The MSGN Credit Agreement generally requires the MSGN Holdings Entities and MSGN L.P. and its restricted subsidiaries on a consolidated basis to comply with a maximum total leverage ratio of 5.50:1.00, subject, at the option of MSGN L.P. to an upward adjustment to 6.00:1.00 during the continuance of certain events. In addition, the MSGN Credit Agreement requires a minimum interest coverage ratio of 2.00:1.00 for the MSGN Holdings Entities and MSGN L.P. and its restricted subsidiaries on a consolidated basis. As of June 30, 2022, the MSGN Holdings Entities and MSGN L.P. and its restricted subsidiaries on a consolidated basis were in compliance with the covenants.

Tao Credit Facilities

On May 23, 2019, TAO Group Intermediate Holdings LLC (“TAOIH” or “Intermediate Holdings”) and TAO Group Operating LLC (“TAOG” or “Senior Borrower”), entered into a credit agreement (as amended on August 6, 2020, the “Tao Senior Credit Agreement”) with JPMorgan Chase Bank, N.A., as administrative agent, collateral agent and a letter of credit issuer, and the lenders party thereto. On June 9, 2022, TAOG and TAOIH entered into an agreement to amend and restate the Tao Senior Credit Agreement (the “Restated Tao Senior Credit Agreement”) with JPMorgan Chase Bank, N.A., as agent, and the lenders party thereto. The Restated Tao Senior Credit Agreement provides TAOG with senior secured credit facilities (the “Tao Senior Secured Credit Facilities”) consisting of: (i) an initial $75,000 term loan facility with a term of five years (the “Tao Term Loan Facility”) and (ii) a $60,000 revolving credit facility with a term of five years (the “Tao Revolving Credit Facility”). As of June 30, 2022, outstanding letters of credit were $750 and the remaining borrowing available under the Tao Revolving Credit Facility was $49,250.

The Tao Term Loan Facility amortizes quarterly in accordance with its terms from June 9, 2022 through the maturity date on June 9, 2027. TAOG is required to make mandatory prepayments of the Tao Term Loan Facility from the net cash proceeds of certain sales of assets or casualty insurance and/or condemnation recoveries (in each case, subject to certain reinvestment, repair or replacement rights) and the incurrence of certain indebtedness, subject to certain exceptions.

The Restated Tao Senior Credit Agreement requires TAOIH to comply with a maximum total leverage ratio of 3.50:1.00, a maximum senior leverage ratio of 2.50:1.00 and a minimum fixed charge coverage ratio of 1.25:1.00. The Restated Tao Senior Credit Agreement, among other things, (i) increased the minimum liquidity for TAOG to $20,000 and maximum capital expenditures to $30,000, with a one year carry forward of $20,000, (ii) increased the basket for the maximum amount of the incremental revolving credit facility to $50,000; and (iii) amended certain other financial covenants regarding leverage to allow up to $10,000 of cash netting. As of June 30, 2022, TAOG, TAOIH and the restricted subsidiaries were in compliance with the covenants of the Restated Tao Senior Credit Agreement.

Disruptions caused by the COVID-19 pandemic have had, and may in the future have, a significant and negative impact on Tao Group Hospitality’s operations and financial performance. For a discussion of the impacts of COVID-19 on the Tao Senior Secured Credit Facilities, see “Risk Factors—Risks Related to Our Indebtedness, Financial Condition and Internal Controls—We Have Substantial Indebtedness and Are Highly Leveraged, Which Could Adversely Affect Our Business” included in Item 1.A of this Annual Report on Form 10-K.

See Note 15, Credit Facilities to the consolidated and combined financial statements included in Item 8 of this Annual Report on Form 10-K for additional information such as repayments of $740,000 made in Fiscal Year 2022 and scheduled repayment requirement of $78,512 in Fiscal Year 2023 on the MSGN Term Loan Facility, National Properties Term Loan Facility and Tao Senior Secured Credit Facilities.
Letters of Credit
The Company uses letters of credit to support its business operations. As of June 30, 2022, the Company had a total of $8,247 of letters of credit outstanding, which included two outstanding letters of credit for an aggregate of $750 issued under the Tao Revolving Credit Facility and two outstanding letters of credit for an aggregate of $6,631 issued under the National Properties Revolving Credit Facility.
Cash Flow Discussion
As of June 30, 2022, cash, cash equivalents and restricted cash totaled $846,010, as compared to $1,539,976 as of June 30, 2021 and $1,121,141 as of June 30, 2020. The following table summarizes the Company’s cash flow activities for Fiscal Years 2022, 2021 and 2020:

	Years Ended June 30,
	2022	2021	2020
Net income (loss)	$(190,147)	$(166,519)	$149,813
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities	268,317	88,347	170,703
Subtotal	$78,170	$(78,172)	$320,516
Changes in working capital assets and liabilities	63,170	19,478	(12,393)
Net cash provided by (used in) operating activities	$141,340	$(58,694)	$308,123
Net cash used in investing activities	(804,164)	(123,183)	(394,531)
Net cash provided by (used in) financing activities	(30,392)	592,685	(113,866)
Effect of exchange rates on cash, cash equivalents and restricted cash	(750)	8,027	2,927
Net increase (decrease) in cash, cash equivalents and restricted cash	$(693,966)	$418,835	$(197,347)

Operating Activities
Net cash provided by operating activities for Fiscal Year 2022 increased by $200,034 to $141,340 as compared to the prior year primarily due to a lower operating loss in the current year and changes in working capital assets and liabilities, which included an increase in customers’ advanced payments associated with deferred revenue, an increase in payables, including related party payable and net operating lease liabilities, partially offset by higher prepaid revenue share for suite licenses and an increase in accounts receivable associated with increased revenues due to resuming normal operations post COVID-19.
Net cash used in operating activities for Fiscal Year 2021 increased by $366,817 to $58,694 as compared to the prior year primarily due to a higher operating loss in the current year and changes in working capital assets and liabilities, which included higher cash collection associated with deferred revenue, higher accrued operating expenses due to an increase in business due to the easing of league and governmental restrictions related to the COVID-19 pandemic, partially offset by lower cash receipts from collections of accounts receivables and payments for certain prepaid insurance.
Investing Activities
Net cash used in investing activities for Fiscal Year 2022 increased by $680,981 to $804,164 as compared to the prior year primarily due to an increase in capital expenditures in the current year and the absence of proceeds from the maturity of short-term investments in the prior year.
Net cash used in investing activities for Fiscal Year 2021 decreased by $271,348 to $123,183 as compared to the prior year period primarily due to the absence of cash used to purchase short-term investments in the prior year, as well as higher proceeds from the maturity of short-term investments in Fiscal Year 2021.
Financing Activities
Net cash used in financing activities for Fiscal Year 2022 increased by $623,077 to $30,392 as compared to the prior year primarily due to lower principal payments for the National Properties Term Loan Facility in Fiscal Year 2021 of $46,750 versus $725,000 in Fiscal Year 2022.
Net cash provided by financing activities for Fiscal Year 2021 increased by $706,551 to $592,685 as compared to the prior year period primarily due to the proceeds received in Fiscal Year 2021 from (i) the National Properties Term Loan Facility, (ii) a cash contribution received from non-controlling interest owner from the Hakkasan acquisition in April 2021, and (iii) borrowings under the Tao Revolving Credit Facility, partially offset by the absence of net transfers from MSG Sports and its subsidiaries prior to the Entertainment Distribution.
Contractual Obligations
As of June 30, 2022, the approximate future payments under our contractual obligations are as follows:

	Payments Due by Period
	Total	Year 1	Years 2-3	Years 4-5	More Than 5 Years
Leases (a)	$736,961	$69,070	$134,752	$76,636	$456,503
Debt repayments (b)	1,762,987	78,512	974,125	710,350	—
Other (c) (d)	196,894	196,894	—	—	—
	$2,696,842	$344,476	$1,108,877	$786,986	$456,503
_________________
(a)Includes contractually obligated minimum lease payments for operating leases having an initial noncancellable term in excess of one year for the Company’s venues, including the Tao Group Hospitality venues and various corporate offices. These commitments are presented exclusive of the imputed interest used to reflect the payment’s present value. See Note 11, Leases to the consolidated and combined financial statements included in Item 8 of this Annual Report on Form 10-K for more information.
(b)See Note 15, Credit Facilities to the consolidated and combined financial statements included in Item 8 of this Annual Report on Form 10-K for more information surrounding the principal repayments required under the credit agreements.
(c)Includes accrued expenses for (i) approximately $190,000 associated with the development and construction of MSG Sphere in Las Vegas, all due within Fiscal Year 2023 and (ii) $6,894 associated with MSG Sphere business operations.
(d)Pension obligations have been excluded from the table above as the timing of the future cash payments is uncertain. See Note 16, Pension Plans and Other Postretirement Benefit Plans to the consolidated and combined financial statements included in

Item 8 of this Annual Report on Form 10-K for more information on the future funding requirements under our pension obligations.
Tao Group Hospitality equity holders have the right to put their equity interests in Tao Group Hospitality to a subsidiary of the Company. The purchase price is at fair market value subject, in certain cases, to a floor. Consideration paid upon the exercise of such put right shall be, at the Company’s option, in cash, debt, or our Class A Common Stock, subject to certain limitations. In addition, Hakkasan USA, Inc., a minority interest holder in Tao Group Sub-Holdings LLC, a subsidiary of Tao Group Hospitality, following the Hakkasan acquisition, has the right to put its equity interest in Tao Group Sub-Holdings LLC to Tao Group Hospitality for fair market value (subject to a floor value determined based upon a multiple of trailing EBITDA) beginning in 2026 and each second year thereafter by providing notice during a 30 day window starting June 1, 2025 (and each second June 1 thereafter). Consideration paid upon exercise of the put right shall be, at the option of Tao Group Hospitality, in cash, debt, or stock of the Company or its successor, subject to certain limitations. Additionally, Tao Group Hospitality may elect to satisfy this put obligation through a sale of Tao Group Sub-Holdings LLC or a going public transaction with respect to Tao Group Sub-Holdings LLC.
Off Balance Sheet Arrangements
As of June 30, 2022, the Company has the following off balance sheet arrangements:

	Commitments(a)
	MSG Networks(b)	Entertainment(c)	Tao Group Hospitality(d)	Total
Fiscal year ending June 30, 2023	$279,604	$429,346	$2,650	$711,600
Fiscal year ending June 30, 2024	258,551	72,920	892	332,363
Fiscal year ending June 30, 2025	250,551	4,272	931	255,754
Fiscal year ending June 30, 2026	251,329	—	143	251,472
Fiscal year ending June 30, 2027	258,633	—	—	258,633
Thereafter	2,088,459	—	—	2,088,459
	$3,387,127	$506,538	$4,616	$3,898,281
(a)See Note 14, Commitments and Contingencies to the consolidated and combined financial statements included in Item 8 of this Annual Report on Form 10-K for more information surrounding the Company’s off balance sheet arrangements.
(b)The Company has material off balance sheet arrangements related to the MSG Networks segment of (i) $3,327,527 associated with broadcast rights, $254,549 of which is due in Fiscal Year 2023, (ii) $27,779 associated with purchase commitments, $15,414 of which is due in Fiscal Year 2023, (iii) $5,612 associated with employment contracts, $2,787 of which is due in Fiscal Year 2023, and (iv) $26,209 associated with other MSG Network commitments, $6,854 of which is due in Fiscal Year 2023.
(c)The Company’s material off balance sheet arrangements related to Entertainment primarily relate to MSG Sphere in Las Vegas, including (i) commitments of $480,000 for which the timing of construction capital expenditures are mostly expected in Fiscal Year 2023 and (ii) $4,250 of commitments for other capital expenditures, equipment purchases, and services agreements. Entertainment’s other off balance sheet arrangements related to $14,791 for marketing partnership and other Entertainment IT commitments and $7,497 of letters of credit.
(d)The Company’s material off balance sheet arrangements related to Tao Group Hospitality include $3,866 for software and $750 of letters of credit.
In addition, the Company and The Venetian are parties to a 50-year ground lease in Las Vegas pursuant to which the Company has agreed to construct a large-scale venue. The Venetian agreed to provide us with $75,000 to help fund the construction costs, including the cost of a pedestrian bridge that links MSG Sphere to The Venetian Expo. Through June 30, 2022, The Venetian paid us $65,000 of this amount for construction costs. The ground lease has no fixed rent, however, if certain return objectives are achieved, The Venetian will receive 25% of the after-tax cash flow in excess of such objectives. See “Part I — Item 1. Business — Our Business — Our Performance Venues — MSG Sphere.”
Seasonality of Our Business
The revenues the Company earns from the Christmas Spectacular and arena license fees from MSG Sports in connection with the Knicks’ and Rangers’ use of The Garden generally means the Entertainment and MSG Networks segments earn a disproportionate share of its revenues and operating income in the second and third quarters of the Company’s fiscal year, with the first fiscal quarter being disproportionally lower.

Recently Issued Accounting Pronouncements and Critical Accounting Estimates
Recently Issued Accounting Pronouncements
Critical accounting estimates are those that management believes are the most important to the portrayal of our financial condition and results and require the most difficult, subjective or complex judgments, often as a result of the need to make estimates about the effect of matters that are inherently uncertain, especially in light of the current economic environment due to the COVID-19 pandemic. Judgments and uncertainties may result in materially different amounts being reported under different conditions or using different assumptions.
See Note 2, Summary of Significant Accounting Policies to the consolidated and combined financial statements included in Item 8 of this Annual Report on Form 10-K for discussion of recently issued accounting pronouncements.
Critical Accounting Estimates
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
Revenue Recognition - Arrangements with Multiple Performance Obligations
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

Impairment of Long-Lived and Indefinite-Lived Assets
The Company’s long-lived and indefinite-lived assets accounted for approximately 74% of the Company’s consolidated total assets as of June 30, 2022 and consisted of the following:

Goodwill	$500,181
Indefinite-lived intangible assets	63,801
Amortizable intangible assets, net of accumulated amortization	164,084
Property and equipment, net	2,939,052
Right-of-use lease assets	446,499
$4,113,617

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
Goodwill
Goodwill is tested annually for impairment as of August 31st and at any time upon the occurrence of certain events or substantive changes in circumstances. The Company performs its goodwill impairment test at the reporting unit level. As of June 30, 2022, the Company has three operating and reportable segments, Entertainment, MSG Networks and Tao Group Hospitality, consistent with the way management makes decisions and allocates resources to the business.
The goodwill balance reported on the Company’s consolidated balance sheet as of June 30, 2022 by reportable segment was as follows:

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
The estimates of the fair values of the Company’s reporting units are primarily determined using discounted cash flows, comparable market transactions or other acceptable valuation techniques, including the cost approach. These valuations are based on estimates and assumptions including projected future cash flows, discount rates, cost-based assumptions, determination of appropriate market comparables and the determination of whether a premium or discount should be applied to comparables. Significant judgments inherent in a discounted cash flow analysis include the selection of the appropriate discount rate, the estimate of the amount and timing of projected future cash flows and identification of appropriate continuing growth rate assumptions. The discount rates used in the analysis are intended to reflect the risk inherent in the projected future cash flows. The amount of an impairment loss is measured as the amount by which a reporting unit’s carrying value exceeds its fair value, not to exceed the carrying amount of goodwill.
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
During the first quarter of Fiscal Year 2022, the Company performed its most recent annual impairment test of goodwill and determined that there were no impairments of goodwill identified for any of its reporting units as of the impairment test date. Based on these impairment tests, the Company’s reporting units had sufficient safety margins, representing the excess of the estimated fair value of each reporting unit, derived from the most recent quantitative assessments, less its respective carrying value (including goodwill allocated to each respective reporting unit). The Company believes that if the fair value of the reporting unit exceeds its carrying value by greater than 10%, a sufficient safety margin has been realized.
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
During the third quarter of Fiscal Year 2020, the Company identified a triggering event and performed an interim quantitative impairment test for its Tao Group Hospitality reporting unit as of March 31, 2020 (“interim testing date”) as a result of the COVID-19 pandemic. For the Fiscal Year 2020 interim impairment test, the Company estimated the fair value of the Tao Group Hospitality reporting unit based on a discounted cash flow model (income approach). This approach relied on numerous assumptions and judgments that were subject to various risks and uncertainties. Principal assumptions utilized, all of which are considered Level III inputs under the fair value hierarchy, include the Company’s estimates of future revenue and terminal growth rates, margin assumptions and the discount rate applied to estimate future cash flows. The assumptions utilized were subject to a high degree of judgment and complexity, particularly in light of economic and operational uncertainty that existed as a result of the COVID-19 pandemic.
Based upon the results of the Company’s interim quantitative impairment test, the Company concluded that the carrying value of the Tao Group Hospitality reporting unit exceeded its estimated fair value as of the interim testing date. Based on the evaluation of amortizable intangible assets and other long-lived assets performed as of the interim testing date, as well as evaluation of subsequent activity in the fourth quarter of Fiscal Year 2020, the Company recorded non-cash impairment charges of $8,047 $5,646, and $3,541, for property and equipment assets, right-of-use assets net of related lease liabilities, and a tradename, respectively, which were associated with two venues within the Tao Group Hospitality reportable segment. In addition, the Company recorded a non-cash goodwill impairment charge of $88,583 for the Tao Group Hospitality reportable segment during Fiscal Year 2020. The goodwill impairment charge was calculated as the amount that the adjusted carrying value of the reporting unit, including any goodwill, exceeded its fair value as of the interim testing date.
See “Part I — Item 1A. Risk Factors — General Risk Factors — Our Operations and Operating Results Have Been, and May in the Future be, Materially Impacted by the COVID-19 Pandemic and Actions Taken in Response by Governmental Authorities and Certain Professional Sports Leagues” for more information about the risks to the Company’s business operations as a result of the COVID-19 pandemic.
Identifiable Indefinite-Lived Intangible Assets
Identifiable indefinite-lived intangible assets are tested annually for impairment as of August 31st and at any time upon the occurrence of certain events or substantive changes in circumstances. The following table sets forth the amount of identifiable indefinite-lived intangible assets reported in the Company’s consolidated balance sheet as of June 30, 2022:

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
The Company performed its most recent annual impairment test of identifiable indefinite-lived intangible assets during the first quarter of Fiscal Year 2022, and there were no impairments identified. Based on these impairment tests, the Company’s indefinite-lived intangible assets had sufficient safety margins, representing the excess of each identifiable indefinite-lived intangible asset’s estimated fair value over its respective carrying value. The Company believes that if the fair value of an indefinite-lived intangible asset exceeds its carrying value by greater than 10%, a sufficient safety margin has been realized.
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
The estimated useful lives and net carrying values of the Company’s intangible assets subject to amortization as of June 30, 2022 are as follows:

	Estimated Useful Lives			Net Carrying Value
Trade names	2 years	to	25 years	$79,951
Venue management contracts	5.67 years	to	20 years	61,309
Affiliate relationships			24 years	21,025
Non-compete agreements			5.75 years	522
Festival rights			7 years	1,154
Other intangibles			15 years	123
				$164,084

The Company has recognized intangible assets for trade names, venue management contracts, affiliate relationships, non-compete agreements, festival rights and other intangibles as a result of purchase accounting. The Company has determined that these intangible assets have finite lives.
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
Potential Interest Rate Risk Exposure:
The Company, through its subsidiaries, MSG National Properties and MSG Networks, and the consolidation of Tao Group Hospitality, is subject to potential interest rate risk exposure related to borrowings incurred under their respective credit facilities. Changes in interest rates may increase interest expense payments with respect to any borrowings incurred under these credit facilities. The effect of a hypothetical 200 basis point increase in floating interest rate prevailing as of June 30, 2022 and continuing for a full year would increase the Company’s interest expense on the outstanding amounts under the credit facilities by $35,247.
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
During Fiscal Year 2022, the GBP/USD exchange rate ranged from 1.1999 to 1.3967 as compared to GBP/USD exchange rate of 1.3836 as of June 30, 2022, a fluctuation of ranging from 1% to 18%. As of June 30, 2022, a uniform hypothetical 10% fluctuation in the GBP/USD exchange rate would have resulted in a change of $18,315 in the Company’s net asset value.
Defined Benefit Pension Plans and Other Postretirement Benefit Plans:
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
Lower discount rates increase the present value of benefit obligations and will usually increase the subsequent year’s net periodic benefit cost. The weighted-average discount rates used to determine benefit obligations as of June 30, 2022 for the Company’s Pension Plans and Postretirement Plan were 4.85% and 4.64%, respectively. A 25 basis point decrease in each of these assumed discount rates would increase the projected benefit obligations for the Company’s Pension Plans and Postretirement Plan at June 30, 2022 by $4,640 and $50, respectively.
The weighted-average discount rates used to determine service cost, interest cost and the projected benefit obligation components of net periodic benefit cost were 3.13%, 1.98% and 2.60%, respectively, for Fiscal Year 2022 for the Company’s Pension Plans. The weighted-average discount rates used to determine service cost, interest cost and the projected benefit obligation components of net periodic benefit cost were 2.64%, 1.61% and 2.20%, respectively, for Fiscal Year 2022 for the Company’s Postretirement Plan. A 25 basis point decrease in these assumed discount rates would increase the total net periodic benefit cost for the Company’s Pension Plans by $100 and would result in no impact to the net periodic benefit cost for the Company’s Postretirement Plan for Fiscal Year 2022.

The expected long-term return on plan assets is based on a periodic review and modeling of the plans’ asset allocation structures over a long-term horizon. Expectations of returns for each asset class are the most important of the assumptions used in the review and modeling, and are based on comprehensive reviews of historical data, forward-looking economic outlook, and economic/financial market theory. The expected long-term rate of return was selected from within the reasonable range of rates determined by (a) historical real returns, net of inflation, for the asset classes covered by the investment policy, and (b) projections of inflation over the long-term period during which benefits are payable to plan participants. The weighted average expected long-term rate of return on plan assets for the Company’s funded pension plans was 4.79% for Fiscal Year 2022.
Performance of the capital markets affects the value of assets that are held in trust to satisfy future obligations under the Company’s funded plans. Adverse market performance in the future could result in lower rates of return for these assets than projected by the Company which could increase the Company’s funding requirements related to these plans, as well as negatively affect the Company’s operating results by increasing the net periodic benefit cost. A 25 basis point decrease in the long-term return on pension plan assets assumption would increase net periodic pension benefit cost by $290 for Fiscal Year 2022.

Item 8. Financial Statements and Supplementary Data
The Financial Statements required by this Item 8 appear beginning on page F-1 of this Annual Report on Form 10-K, and are incorporated by reference herein.
Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure
None.
Item 9A. Controls and Procedures
Evaluation of Disclosure Controls and Procedures
An evaluation was carried out under the supervision and with the participation of the Company’s management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of the end of the period covered by this report. Based upon that evaluation, the Company’s Chief Executive Officer and Chief Financial Officer concluded that as of June 30, 2022 the Company’s disclosure controls and procedures were effective. Please see below for a discussion of the Company’s remediation of a previously-reported material weakness.
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
Under the supervision and with the participation of management, including the Company’s Chief Executive Officer and Chief Financial Officer, we conducted an evaluation of the effectiveness of our internal control over financial reporting based on the framework in Internal Control — Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission.  Based on the results of this evaluation, our management concluded that our internal control over financial reporting was effective as of June 30, 2022. The effectiveness of our internal control over financial reporting as of June 30, 2022 has been audited by Deloitte & Touche LLP, an independent registered public accounting firm, as stated in their report which is included herein.

Remediation of Previously-Reported Material Weakness
As previously disclosed in “Part II, 9A - Controls and Procedures” in the Company’s Fiscal Year 2021 Form 10-K/A, in connection with its assessment as of June 30, 2021, management identified a deficiency in internal control over financial reporting that resulted in a material weakness. The Company did not appropriately implement ASC Topic 835-20, Capitalization of Interest, upon inception of its MSG Sphere construction project. The Company did not capitalize the interest associated with the debt, and did not reassess this conclusion upon issuance of new debt, which could have resulted in a material misstatement of the Company’s consolidated financial statements.
The material weakness contributed to the correction of an error in the consolidated financial statements as originally filed for each of the fiscal years in the three-year period ended June 30, 2021, for which the Company concluded such error was not material to those previously issued consolidated financial statements.
In response to the material weakness in the Company’s internal control over financial reporting, management has designed and implemented controls related to the identification, calculation, and disclosure of capitalized interest expense that are designed and operating effectively at June 30, 2022.
Changes in Internal Control over Financial Reporting
Other than the previously-reported material weakness described above, there were no changes in the Company’s internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the fiscal quarter ended June 30, 2022 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.
Item 9B. Other Information
None.

PART III
Item 10. Directors, Executive Officers and Corporate Governance
Information relating to our directors, executive officers and corporate governance will be included in the proxy statement for the 2022 annual meeting of the Company’s stockholders, which is expected to be filed within 120 days of our fiscal year end, and is incorporated herein by reference.
Item 11. Executive Compensation
Information relating to executive compensation will be included in the proxy statement for the 2022 annual meeting of the Company’s stockholders, which is expected to be filed within 120 days of our fiscal year end, and is incorporated herein by reference.
Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters
Information relating to the beneficial ownership of our common stock will be included in the proxy statement for the 2022 annual meeting of the Company’s stockholders, which is expected to be filed within 120 days of our fiscal year end, and is incorporated herein by reference.
Item 13. Certain Relationships and Related Transactions, and Director Independence
Information relating to certain relationships and related transactions and director independence will be included in the proxy statement for the 2022 annual meeting of the Company’s stockholders, which is expected to be filed within 120 days of our fiscal year end, and is incorporated herein by reference.
Item 14. Principal Accountant Fees and Services
Information relating to principal accountant fees and services will be included in the proxy statement for the 2022 annual meeting of the Company’s stockholders, which is expected to be filed within 120 days of our fiscal year end, and is incorporated herein by reference.

PART IV
Item 15. Exhibits and Financial Statement Schedules

Page No.
The following documents are filed as part of this report:

1.	The financial statements as indicated in the index set forth on page	F- 1

2.	Financial statement schedule:
Schedule supporting consolidated and combined financial statements:
	Schedule II — Valuation and Qualifying Accounts	97
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

4.3	Description of Capital Stock (incorporated by reference to Exhibit 4.3 to the Company’s Annual Report on Form 10-K for the fiscal year ended June 30, 2021 filed on August 23, 2021).
4.4
Registration Rights Agreement, dated as of January 13, 2010, by and among MSG Networks Inc. (formerly known as The Madison Square Garden Company) and the Charles F. Dolan Children Trusts (incorporated by reference to Exhibit 4.4 to the Company’s Annual Report on Form 10-K for the fiscal year ended June 30, 2021 filed on August 23, 2021).

4.5
Registration Rights Agreement, dated as of January 13, 2010, by and among MSG Networks Inc. (formerly known as The Madison Square Garden Company) and the Dolan Family Affiliates (incorporated by reference to Exhibit 4.5 to the Company’s Annual Report on Form 10-K for the fiscal year ended June 30, 2021 filed on August 23, 2021).

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

10.3
Tax Disaffiliation Agreement, dated as of September 11, 2015, between MSG Networks Inc. and Madison Square Garden Sports Corp. (formerly known as The Madison Square Garden Company) (incorporated by reference to Exhibit 10.3 to the Company’s Annual Report on Form 10-K for the fiscal year ended June 30, 2021 filed on August 23, 2021).

10.4
Distribution Agreement, dated as of September 11, 2015, among MSG Networks Inc. and Madison Square Garden Sports Corp. (formerly known as The Madison Square Garden Company) (incorporated by reference to Exhibit 10.4 to the Company’s Annual Report on Form 10-K for the fiscal year ended June 30, 2021 filed on August 23, 2021).

10.5
Employee Matters Agreement, dated as of March 31, 2020, between Madison Square Garden Sports Corp. (formerly The Madison Square Garden Company) and Madison Square Garden Entertainment Corp. (formerly MSG Entertainment Spinco, Inc.) (incorporated by reference to Exhibit 10.3 to Amendment No. 3 to the Company’s Registration Statement on Form 10 filed on April 1, 2020).

10.6
Employee Matters Agreement, dated as of September 11, 2015, between MSG Networks Inc. and Madison Square Garden Sports Corp. (formerly known as The Madison Square Garden Company) (incorporated by reference to Exhibit 10.6 to the Company’s Annual Report on Form 10-K for the fiscal year ended June 30, 2021 filed on August 23, 2021).

10.7
Madison Square Garden Entertainment Corp. 2020 Employee Stock Plan (incorporated by reference to Exhibit 10.4 to the Company’s Annual Report on Form 10-K for the fiscal year ended June 30, 2020 filed on August 31, 2020). †

10.8
Madison Square Garden Entertainment Corp. 2020 Stock Plan for Non-Employee Directors (incorporated by reference to Exhibit 10.5 to the Company’s Annual Report on Form 10-K for the fiscal year ended June 30, 2020 filed on August 31, 2020). †

10.9
MSG Networks Inc. 2010 Employee Stock Plan, as amended and assumed by the Company (incorporated by reference to Exhibit 4.5 to the Company’s Registration Statement on Form S-8 filed on July 9, 2021). †

10.10
Standstill Agreement, dated as of April 3, 2020, between Madison Square Garden Entertainment Corp. (formerly MSG Entertainment Spinco, Inc.) and the Dolan Family Group (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on April 23, 2020).

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

EXHIBIT NO.	DESCRIPTION
10.20
Form of Madison Square Garden Entertainment Corp. Restricted Stock Units Agreement in respect of Restricted Stock Units granted under the MSG Networks Inc. 2010 Employee Stock Plan (incorporated by reference to Exhibit 10.2 to the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2021 filed on November 9, 2021). †

10.21
Form of Madison Square Garden Entertainment Corp. Performance Restricted Stock Units Agreement in respect of Performance Restricted Stock Units granted under the MSG Networks Inc. 2010 Employee Stock Plan (incorporated by reference to Exhibit 10.3 to the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2021 filed on November 9, 2021). †

10.22	Madison Square Garden Entertainment Corp. Executive Deferred Compensation Plan (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on November 19, 2021). †
10.23
Employment Agreement, dated as of December 27, 2021, between Madison Square Garden Entertainment Corp. and James L. Dolan (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on December 30, 2021). †

10.24
Employment Agreement, dated as of August 27, 2021, between Madison Square Garden Entertainment Corp. and Andrea Greenberg (incorporated by reference to Exhibit 10.4 to the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2021 filed on November 9, 2021). †

10.25
Employment Agreement, dated as of December 20, 2021, between Madison Square Garden Entertainment Corp. and David F. Byrnes (incorporated by reference to Exhibit 10.5 to the Company’s Quarterly Report on Form 10-Q for the quarter ended December 31, 2021 filed on February 9, 2022). †

10.26
Employment Agreement, dated as of October 26, 2021, between Madison Square Garden Entertainment Corp. and Jamal H. Haughton (incorporated by reference to Exhibit 10.6 to the Company’s Quarterly Report on Form 10-Q for the quarter ended December 31, 2021 filed on February 9, 2022). †

10.27
Employment Agreement, dated as of November 17, 2021, between Madison Square Garden Entertainment Corp. and Philip D’Ambrosio (incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K filed on November 19, 2021). †

10.28
Employment Agreement, dated as of March 23, 2022, between Madison Square Garden Entertainment Corp., and Courtney M. Zeppetella (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on March 29, 2022). †

10.29
Employment Agreement, dated as of December 16, 2021, between Madison Square Garden Entertainment Corp. and Andrew Lustgarten (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on December 21, 2021). †

10.30
Employment Agreement, dated as of April 17, 2020, between Madison Square Garden Entertainment Corp. and Mark H. FitzPatrick (incorporated by reference to Exhibit 10.4 to the Company’s Current Report on Form 8-K filed on April 23, 2020). †

10.31
Employment Agreement, dated as of June 26, 2020, between Madison Square Garden Entertainment Corp. and Scott S. Packman (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on June 29, 2020). †

10.32
Separation Agreement, dated as of May 3, 2022, between Madison Square Garden Entertainment Corp. and Joseph F. Yospe (incorporated by reference to Exhibit 10.2 to the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2022 filed on May 9, 2022). †

10.33
Madison Square Garden Entertainment Corp. Policy Concerning Certain Matters Relating to Madison Square Garden Sports Corp. and AMC Networks Inc., Including Responsibilities of Overlapping Directors and Officers (incorporated by reference to Exhibit 10.5 to the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2021 filed on November 9, 2021).

10.34
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

10.36
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

EXHIBIT NO.	DESCRIPTION
10.38
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

10.41
Third Amendment to Lease Agreement, dated December 4, 1997, between RCPI Landmark Properties, L.L.C. and Radio City Productions LLC, dated August 14, 2008 (incorporated by reference to Exhibit 10.24 to Amendment No. 1 to the Company’s Registration Statement on Form 10 filed on March 18, 2020). +

10.42
Fourth Amendment to Lease Agreement, dated December 4, 1997, between RCPI Landmark Properties, L.L.C. and Radio City Productions LLC, dated January 24, 2011 (incorporated by reference to Exhibit 10.25 to Amendment No. 1 to the Company’s Registration Statement on Form 10 filed on March 18, 2020). +

10.43
Sixth Amendment to Lease Agreement, dated December 4, 1997, between RCPI Landmark Properties, L.L.C. and Radio City Productions LLC, dated July 1, 2021 (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on July 2, 2021). +

10.44
First Renewal Option Extension Letter amending Lease Agreement, dated December 4, 1997, by and between RCPI Landmark Properties, L.L.C. and Radio City Productions LLC (as amended), dated February 24, 2021 (incorporated by reference to Exhibit 10.6 to the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2021 filed on May 7, 2021).

10.45
Second Renewal Option Extension Letter amending Lease Agreement, dated December 4, 1997, by and between RCPI Landmark Properties, L.L.C. and Radio City Productions LLC (as amended), dated March 25, 2021 (incorporated by reference to Exhibit 10.7 to the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2021 filed on May 7, 2021).

10.46
Third Renewal Option Extension Letter amending Lease Agreement, dated December 4, 1997, by and between RCPI Landmark Properties, L.L.C. and Radio City Productions LLC (as amended), dated April 29 2021 (incorporated by reference to Exhibit 10.8 to the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2021 filed on May 7, 2021).

10.47
Guaranty of Lease, dated September 28, 2015, between MSG Entertainment Group, LLC (formerly MSG Sports  & Entertainment, LLC) and RCPI Landmark Properties, L.L.C. (incorporated by reference to Exhibit 10.26 to Amendment No. 1 to the Company’s Registration Statement on Form 10 filed on March 18, 2020). +

10.48
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

10.50
Amendment No. 1 to Aircraft Support Services Agreement dated December 17, 2018, between MSG Entertainment Group, LLC (formerly MSG Sports & Entertainment, LLC) and the Dolan Family Members (for the DFO G550) effective as of May 10, 2022.

10.51
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

EXHIBIT NO.	DESCRIPTION
10.54
Dry Lease Agreement, dated May 6, 2019, between Brighid Air, LLC and MSG Entertainment Group, LLC (formerly MSG Sports & Entertainment, LLC) (for the Challenger) (incorporated by reference to Exhibit 10.34 to Amendment No. 1 to the Company’s Registration Statement on Form 10 filed on March 18, 2020).

10.55
Amendment No. 1 to Dry Lease Agreement dated as of May 6, 2019 between Brighid Air LLC and MSG Entertainment Group LLC (formerly MSG Sports & Entertainment, LLC) (for the Challenger), effective as of August 18, 2022.

10.56
Time Sharing Agreement, effective July 1, 2018, between MSG Entertainment Group, LLC (formerly MSG Sports  & Entertainment, LLC) and Charles F. Dolan (for the G550) (incorporated by reference to Exhibit 10.29 to Amendment No. 1 to the Company’s Registration Statement on Form 10 filed on March 18, 2020).

10.57
Time Sharing Agreement, dated as of December 20, 2021, between MSG Entertainment Group, LLC and Charles F. Dolan (for the New G550) (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on December 23, 2021).

10.58
Time Sharing Agreement, dated as of December 20, 2021, between Patrick F. Dolan and MSG Entertainment Group, LLC (for the Challenger) (incorporated by reference to Exhibit 10.8 to the Company’s Quarterly Report on Form 10-Q for the quarter ended December 31, 2021 filed on February 9, 2022).

10.59
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

10.60
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

10.63
Transaction Agreement, dated as of April 27, 2021, between TAO Group Sub-Holdings LLC and Hakkasan USA, Inc. (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on April 28, 2021).

10.64
Amended and Restated Limited Liability Company Agreement of TAO Group Sub-Holdings LLC, dated as of April 27, 2021 (incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K filed on April 28, 2021).

10.65
Credit Agreement, dated as of June 30, 2022, among MSG National Properties, LLC, MSG Entertainment Group, LLC and certain subsidiaries of MSG National Properties, LLC, as guarantors, the lenders and L/C issuers party thereto and JPMorgan Chase Bank, N.A., as administrative agent (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on July 7, 2022).

10.66
Security Agreement, dated as of June 30, 2022, among MSG National Properties, LLC, and the other grantors referred to therein, as grantors, and JP Morgan Chase Bank, N.A., as administrative agent (incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K filed on July 7, 2022).

10.67
Credit Agreement, dated as of May 23, 2019, among TAO Group Operating LLC, TAO Group Intermediate Holdings LLC, the various lenders thereto, and JPMorgan Chase Bank, N.A., as administrative agent (incorporated by reference to Exhibit 10.44 to Amendment No. 1 to the Company’s Registration Statement on Form 10 filed on March 18, 2020).

10.68
Amendment No. 1 to Credit Agreement, dated as of August 6, 2020, among TAO Group Operating LLC, TAO Group Intermediate Holdings LLC, the various lenders thereto, and JPMorgan Chase Bank, N.A., as administrative agent (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on August 7, 2020).

10.69
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
10.70
Amendment and Restatement Agreement, dated as of June 9, 2022, among TAO Group Operating LLC, TAO Group Intermediate Holdings LLC, certain guarantors party thereto, the lenders party thereto and JPMorgan Chase Bank, N.A., as administrative agent (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on June 15, 2022).

10.71
Amended and Restated Credit Agreement, dated as of June 9, 2022, among TAO Group Operating LLC, TAO Group Intermediate Holdings LLC, the lenders party thereto and JPMorgan Chase Bank, N.A., as administrative agent (incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K filed on June 15, 2022).

10.72
Amended and Restated Guarantee Agreement, dated as of June 9, 2022, by MSG Entertainment Group, LLC in favor of JPMorgan Chase Bank, N.A., as collateral agent (incorporated by reference to Exhibit 10.3 to the Company’s Current Report on Form 8-K filed on June 15, 2022).

10.73
Security Agreement, dated as of May 23, 2019, among TAO Group Operating LLC, TAO Group Intermediate Holdings LLC, certain subsidiaries of TAO Group Intermediate Holdings LLC and JPMorgan Chase Bank, N.A., as administrative and collateral agent (incorporated by reference to Exhibit 10.45 to Amendment No. 1 to the Company’s Registration Statement on Form 10 filed on March 18, 2020).

10.74
Credit Agreement, dated as of September 28, 2015, by and among MSGN Holdings, L.P., certain subsidiaries of MSGN Holdings, L.P. identified therein, MSGN Eden, LLC, MSGN Regional Holdings LLC and JPMorgan Chase Bank, N.A., as administrative agent, collateral agent and a letter of credit issuer, and the lenders party thereto (incorporated by reference to Exhibit 10.74 to the Company’s Annual Report on Form 10-K for the fiscal year ended June 30, 2021 filed on August 23, 2021).

10.75
Amended and Restated Credit Agreement, dated as of October 11, 2019, by and among MSGN Holdings, L.P., certain subsidiaries of MSGN Holdings, L.P. identified therein, MSGN Eden, LLC, Regional MSGN Holdings LLC and JP Morgan Chase Bank, N.A., as administrative agent, and the lenders party thereto (incorporated by reference to Exhibit 10.75 to the Company’s Annual Report on Form 10-K for the fiscal year ended June 30, 2021 filed on August 23, 2021).

10.76
Amendment No. 1 to Amended and Restated Credit Agreement, dated as of October 11, 2019, by and among MSGN Holdings, L.P., certain subsidiaries of MSGN Holdings, L.P. identified therein, MSGN Eden, LLC, Regional MSGN Holdings LLC and JP Morgan Chase Bank, N.A., as administrative agent, and the lenders party thereto, dated as of November 5, 2021 (incorporated by reference to Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q for the quarter ended December 31, 2021 filed on February 9, 2022).

10.77
Security Agreement dated as of September 28, 2015, by and among MSGN Holdings, L.P., certain subsidiaries of MSGN Holdings, L.P. identified therein, MSGN Eden, LLC, MSGN Regional Holdings LLC, and JPMorgan Chase Bank, N.A., as collateral agent thereto (incorporated by reference to Exhibit 10.76 to the Company’s Annual Report on Form 10-K for the fiscal year ended June 30, 2021 filed on August 23, 2021).

10.78
Arena License Agreement, dated as of April 15, 2020, between MSG Arena, LLC and New York Knicks, LLC (incorporated by reference to Exhibit 10.55 to the Company’s Annual Report on Form 10-K for the fiscal year ended June 30, 2020 filed on August 31, 2020). +

10.79
Arena License Agreement, dated as of April 15, 2020, between MSG Arena, LLC and New York Rangers, LLC (incorporated by reference to Exhibit 10.56 to the Company’s Annual Report on Form 10-K for the year ended June 30, 2020 filed on August 31, 2020). +

10.80
Sponsorship Sales and Representation Agreement, dated as of April 15, 2020, between Rangers, LLC and MSG Entertainment Group, LLC (incorporated by reference to Exhibit 10.57 to the Company’s Annual Report on Form 10-K for the fiscal year ended June 30, 2020 filed on August 31, 2020). +

10.81
Sponsorship Sales and Representation Agreement, dated as of April 15, 2020, between Knicks, LLC and MSG Entertainment Group, LLC (incorporated by reference to Exhibit 10.58 to the Company’s Annual Report on Form 10-K for the fiscal year ended June 30, 2020 filed on August 31, 2020). +

10.82
NBA Transaction Agreement, dated as of April 15, 2020, among Madison Square Garden Sports Corp. (formerly The Madison Square Garden Company), Madison Square Garden Entertainment Corp. (formerly MSG Entertainment Spinco, Inc.) and certain other parties thereto (incorporated by reference to Exhibit 10.59 to the Company’s Annual Report on Form 10-K for the fiscal year ended June 30, 2020 filed on August 31, 2020).

10.83
NHL Transaction Agreement, dated as of April 15, 2020, among Madison Square Garden Sports Corp. (formerly The Madison Square Garden Company), Madison Square Garden Entertainment Corp. (formerly MSG Entertainment Spinco, Inc.) and certain other parties thereto (incorporated by reference to Exhibit 10.60 to the Company’s Annual Report on Form 10-K for the fiscal year ended June 30, 2020 filed on August 31, 2020).

10.84
Membership Interest Purchase Agreement, dated as of March 24, 2020, by and among CAPSS LLC, Polpat LLC, MSG National Properties, LLC, MSG Entertainment Group, LLC (formerly MSG Sports & Entertainment, LLC) and MSG Forum, LLC (incorporated by reference to Exhibit 10.54 to Amendment No. 2 to the Company’s Registration Statement on Form 10 filed on March 26, 2020).

EXHIBIT NO.	DESCRIPTION
10.85
MSG Networks Voting and Support Agreement, dated as of March 25, 2021, by and among Madison Square Garden Entertainment Corp. and certain stockholders of MSG Networks Inc. that are signatories thereto (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on March 26, 2021).

10.86
MSG Entertainment Voting and Support Agreement, dated as of March 25, 2021, by and among MSG Networks Inc. and certain stockholders of Madison Square Garden Entertainment Corp. that are signatories thereto (incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K filed on March 26, 2021).

16.1	Letter from KPMG LLP, dated November 24, 2020 (incorporated by reference to Exhibit 16.1 to the Company’s Current Report on Form 8-K filed on November 24, 2020).
21.1	Subsidiaries of the Registrant.
23.1	Consent of Deloitte & Touche LLP.
23.2	Consent of KPMG LLP.
24.1	Power of Attorney (included on the signature page to this Annual Report on Form 10-K).
31.1	Certification by the Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	Certification by the Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1	Certification by the Chief Executive Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2	Certification by the Chief Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101
The following materials from Madison Square Garden Entertainment Corp. Annual Report on Form 10-K for the fiscal year ended June 30, 2022, formatted in Inline Extensible Business Reporting Language (iXBRL): (i) consolidated balance sheets, (ii) consolidated and combined statements of operations, (iii) consolidated and combined statements of comprehensive income (loss), (iv) consolidated and combined statements of cash flows, (v) consolidated and combined statements of equity and redeemable noncontrolling interests, and (vi) notes to consolidated and combined financial statements.

104	The cover page form the Company’s Annual Report on Form 10-K for the fiscal year ended June 30, 2022 formatted in Inline XBRL and contained in Exhibit 101.
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

MADISON SQUARE GARDEN ENTERTAINMENT CORP.
SCHEDULE II
VALUATION AND QUALIFYING ACCOUNTS
(in thousands)

		(Additions) / Deductions
	Balance at Beginning of Period	Charged to Costs and Expenses	Charged to Other Accounts	Deductions	Balance at End of Period
Year Ended June 30, 2022
Allowance for doubtful accounts / credit losses	$(6,449)	$(1,625)	$—	$2,595	$(5,479)
Deferred tax valuation allowance	(69,900)	(7,210)	(3,725)	—	(80,835)
	$(76,349)	$(8,835)	$(3,725)	$2,595	$(86,314)

Year Ended June 30, 2021
Allowance for doubtful accounts / credit losses	$(10,408)	$(283)	$—	$4,242	$(6,449)
Deferred tax valuation allowance	(28,937)	(25,704)	(15,259)	—	(69,900)
	$(39,345)	$(25,987)	$(15,259)	$4,242	$(76,349)

Year Ended June 30, 2020
Allowance for doubtful accounts / credit losses	$(2,898)	$(10,223)	$—	$2,713	$(10,408)
Deferred tax valuation allowance	(13,173)	(2,598)	(13,166)	—	(28,937)
	$(16,071)	$(12,821)	$(13,166)	$2,713	$(39,345)

SIGNATURES
Pursuant to the requirements of the Section 13 or 15(d) the Securities Exchange Act of 1934, as amended, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on the 19th day of August 2022.

Madison Square Garden Entertainment Corp.

By:	/s/ DAVID F. BYRNES
	Name:	David F. Byrnes
	Title:	Executive Vice President and Chief Financial Officer (Principal Financial Officer)
POWER OF ATTORNEY
KNOW ALL PERSONS BY THESE PRESENTS, that each person whose signature appears below constitutes and appoints David F. Byrnes and Jamal H. Haughton, and each of them, as such person’s true and lawful attorneys-in-fact and agents, with full power of substitution and resubstitution, for such person in such person’s name, place and stead, in any and all capacities, to sign this report, and file the same, with all exhibits thereto, and other documents in connection therewith, with the Securities and Exchange Commission, granting unto said attorneys-in-fact and agents, full power and authority to do and perform each and every act and thing requisite and necessary to be done as fully to all intents and purposes as he might or could do in person, hereby ratifying and confirming all that said attorneys-in-fact and agents or any of them may lawfully do or cause to be done by virtue hereof.
Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, this report has been signed below by the following persons in the capacities and on the dates indicated.

Name	Title	Date
/s/ JAMES L. DOLAN	Executive Chairman and Chief Executive Officer (Principal Executive Officer) and Director	August 19, 2022
James L. Dolan
/s/ DAVID F. BYRNES	Executive Vice President and Chief Financial Officer (Principal Financial Officer)	August 19, 2022
David F. Byrnes
/s/ COURTNEY M. ZEPPETELLA	Senior Vice President, Controller and Chief Accounting Officer	August 19, 2022
Courtney M. Zeppetella
/s/ MARTIN BANDIER	Director	August 19, 2022
Martin Bandier
/s/ CHARLES F. DOLAN	Director	August 19, 2022
Charles F. Dolan
/s/ CHARLES P. DOLAN	Director	August 19, 2022
Charles P. Dolan
/s/ KRISTIN A. DOLAN	Director	August 19, 2022
Kristin A. Dolan

Name	Title	Date
/s/ MARIANNE DOLAN WEBER	Director	August 19, 2022
Marianne Dolan Weber
/s/ PAUL J. DOLAN	Director	August 19, 2022
Paul J. Dolan
/s/ QUENTIN F. DOLAN	Director	August 19, 2022
Quentin F. Dolan
/s/ RYAN T. DOLAN	Director	August 19, 2022
Ryan T. Dolan
/s/ THOMAS C. DOLAN	Director	August 19, 2022
Thomas C. Dolan
/s/ JOSEPH J. LHOTA	Director	August 19, 2022
Joseph J. Lhota
/s/ JOEL M. LITVIN	Director	August 19, 2022
Joel M. Litvin
/s/ FREDERIC V. SALERNO	Director	August 19, 2022
Frederic V. Salerno
/s/ BRIAN G. SWEENEY	Director	August 19, 2022
Brian G. Sweeney
/s/ JOHN L. SYKES	Director	August 19, 2022
John L. Sykes
/s/ VINCENT TESE	Director	August 19, 2022
Vincent Tese
/s/ ISIAH L. THOMAS III	Director	August 19, 2022
Isiah L. Thomas III

INDEX TO CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS

Page
Reports of Independent Registered Public Accounting Firms (Deloitte & Touche LLP, New York, NY, Auditor Firm ID: 34; KPMG LLP, New York, NY, Auditor Firm ID: 185)	F- 2
Consolidated Balance Sheets as of June 30, 2022 and 2021	F- 6
Consolidated Statements of Operations for the years ended June 30, 2022 and 2021, and Consolidated and Combined Statement of Operations for the year ended June 30, 2020	F- 7
Consolidated Statements of Comprehensive (Loss) for the years ended June 30, 2022 and 2021, and Consolidated and Combined Statement of Comprehensive Income for the year ended June 30, 2020	F- 8
Consolidated Statements of Cash Flows for the years ended June 30, 2022 and 2021, and Consolidated and Combined Statement of Cash Flows for the year ended June 30, 2020	F- 9
Consolidated Statements of Equity and Redeemable Noncontrolling Interests for the years ended June 30, 2022 and 2021, and Consolidated and Combined Statement of Equity and Redeemable Noncontrolling Interests for the year ended June 30, 2020
F- 11
Notes to Consolidated and Combined Financial Statements	F- 14

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
To the Stockholders and the Board of Directors of Madison Square Garden Entertainment Corp.

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of Madison Square Garden Entertainment Corp. and its subsidiaries (the "Company") as of June 30, 2022 and 2021, the related consolidated statements of operations, comprehensive loss, cash flows, and stockholders’ equity and redeemable noncontrolling interests for the years ended June 30, 2022 and 2021, and the related notes and the financial statement Schedule II listed in the Index at Item 15 (collectively referred to as the "financial statements"). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of June 30, 2022 and 2021, and the results of its operations and its cash flows for the years ended June 30, 2022 and 2021, in conformity with accounting principles generally accepted in the United States of America.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the Company's internal control over financial reporting as of June 30, 2022, based on criteria established in Internal Control — Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated August 19, 2022, expressed an unqualified opinion on the Company's internal control over financial reporting.

Basis for Opinion

These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on the Company's financial statements based on our audits. We are a public accounting firm registered with the PCAOB and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

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

Critical Audit Matter

The critical audit matter communicated below is a matter arising from the current-period audit of the financial statements that was communicated or required to be communicated to the audit committee and that (1) relates to accounts or disclosures that are material to the financial statements and (2) involved our especially challenging, subjective, or complex judgments. The communication of critical audit matters does not alter in any way our opinion on the financial statements, taken as a whole, and we are not, by communicating the critical audit matter below, providing a separate opinion on the critical audit matter or on the accounts or disclosures to which it relates.

Related Party Transactions — Refer to Note 21 to the financial statements

Critical Audit Matter Description

The Dolan family, including trusts for the benefit of members of the Dolan family (collectively, the Dolan Family Group), as of June 30, 2022, is the majority beneficial owner of the Company, Madison Square Garden Sports Corp., AMC Networks Inc., and other related entities. In addition, there are certain overlapping directors and executive officers between the companies. Each of these entities has been identified as a related party at June 30, 2022. The Company has entered into a number of transactions with related parties, including, but not limited to agreements for use of the Madison Square Garden Arena, sponsorship, and advertising sales and service representation, team sponsorship allocation agreements, and service agreements, which include certain shared executive support costs for the Company’s Executive Chairman and Chief Executive Officer, President and the Company’s Vice Chairman.

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

/s/ Deloitte & Touche LLP

New York, New York

August 19, 2022

We have served as the Company's auditor since 2020.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
To the Stockholders and the Board of Directors of Madison Square Garden Entertainment Corp.:

Opinion on Internal Control over Financial Reporting

We have audited the internal control over financial reporting of Madison Square Garden Entertainment Corp. and subsidiaries (the “Company”) as of June 30, 2022, based on criteria established in Internal Control — Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of June 30, 2022, based on criteria established in Internal Control — Integrated Framework (2013) issued by COSO.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the consolidated financial statements as of and for the year ended June 30, 2022, of the Company and our report dated August 19, 2022, expressed an unqualified opinion on those consolidated financial statements.

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

August 19, 2022

We have served as the Company’s auditor since 2020.

Report of Independent Registered Public Accounting Firm

To the Stockholders and the Board of Directors
Madison Square Garden Entertainment Corp.:

Opinion on the Consolidated and Combined Financial Statements
We have audited the accompanying consolidated and combined statements of operations, comprehensive income, stockholders’ equity and redeemable noncontrolling interests, and cash flows of Madison Square Garden Entertainment Corp. and subsidiaries (the “Company”) for the year ended June 30, 2020, and the related notes and financial statement schedule II (collectively, the “consolidated and combined financial statements”). In our opinion, these consolidated and combined financial statements present fairly, in all material respects, the results of operations of the Company and its cash flows for the year ended June 30, 2020, in conformity with U.S. generally accepted accounting principles.

Basis for Opinion
These consolidated and combined financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated and combined financial statements based on our audit. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (PCAOB) and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audit in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the consolidated and combined financial statements are free of material misstatement, whether due to error or fraud. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. As part of our audit, we are required to obtain an understanding of internal control over financial reporting but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion.

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
August 19, 2022

MADISON SQUARE GARDEN ENTERTAINMENT CORP.
CONSOLIDATED BALANCE SHEETS
(in thousands, except per share data)
	June 30,
	2022	2021
ASSETS
Current Assets:
Cash and cash equivalents	$828,540	$1,516,992
Restricted cash	17,470	22,984
Accounts receivable, net	216,652	184,613
Net related party receivables	32,541	31,916
Prepaid expenses and other current assets	123,453	116,231
Total current assets	1,218,656	1,872,736
Investments in nonconsolidated affiliates	43,804	49,221
Property and equipment, net	2,939,052	2,156,292
Right-of-use lease assets	446,499	280,579
Amortizable intangible assets, net	164,084	198,274
Indefinite-lived intangible assets	63,801	63,801
Goodwill	500,181	502,195
Other assets	146,083	166,781
Total assets	$5,522,160	$5,289,879
LIABILITIES, REDEEMABLE NONCONTROLLING INTERESTS AND EQUITY
Current Liabilities:
Accounts payable	$31,980	$26,644
Net related party payables, current	38,576	23,173
Current portion of long-term debt, net of deferred financing costs	73,843	53,973
Accrued and other current liabilities	518,690	343,006
Operating lease liabilities, current	65,310	73,423
Deferred revenue	228,032	209,651
Total current liabilities	956,431	729,870
Long-term debt, net of deferred financing costs	1,669,245	1,650,628
Operating lease liabilities, non-current	427,971	233,556
Deferred tax liabilities, net	163,441	200,325
Other liabilities	145,496	157,260
Total liabilities	3,362,584	2,971,639
Commitments and contingencies (see Note 14)
Redeemable noncontrolling interests	184,192	137,834
Madison Square Garden Entertainment Corp. Stockholders’ Equity:
Class A common stock, par value $0.01, 120,000 shares authorized; 27,368 and 27,093 shares outstanding as of June 30, 2022 and 2021, respectively	273	271
Class B common stock, par value $0.01, 30,000 shares authorized; 6,867 shares outstanding as of June 30, 2022 and 2021	69	69
Preferred stock, par value $0.01, 15,000 shares authorized; none outstanding as of June 30, 2022 and 2021	—	—
Additional paid-in capital	2,301,970	2,294,775
Accumulated deficit	(290,736)	(96,341)
Accumulated other comprehensive loss	(48,355)	(30,272)
Total Madison Square Garden Entertainment Corp. stockholders’ equity	1,963,221	2,168,502
Nonredeemable noncontrolling interests	12,163	11,904
Total equity	1,975,384	2,180,406
Total liabilities, redeemable noncontrolling interests and equity	$5,522,160	$5,289,879

See accompanying notes to the consolidated and combined financial statements.

MADISON SQUARE GARDEN ENTERTAINMENT CORP.
CONSOLIDATED AND COMBINED STATEMENTS OF OPERATIONS
(in thousands, except per share data)

	Years Ended June 30,
	2022	2021	2020
Revenues (a)	$1,724,618	$814,213	$1,436,018
Operating expenses: (a)
Direct operating expenses	1,009,245	434,783	790,499
Selling, general and administrative expenses	681,796	424,355	433,211
Depreciation and amortization	124,629	121,999	112,062
Impairment and other (gains) losses, net	(3,045)	—	105,817
Gain on disposal of assets held for sale and associated settlements	—	—	(240,783)
Restructuring charges	14,690	21,299	—
Operating income (loss)	(102,697)	(188,223)	235,212
Other income (expense):
Loss in equity method investments	(5,027)	(6,858)	(4,433)
Interest income	4,210	3,222	22,227
Interest expense	(27,155)	(20,423)	(36,564)
Loss on extinguishment of debt	(35,815)	—	—
Other income (expense), net	(49,448)	51,488	35,061
	(113,235)	27,429	16,291
Income (loss) from operations before income taxes	(215,932)	(160,794)	251,503
Income tax benefit (expense)	25,785	(5,725)	(101,690)
Net income (loss)	(190,147)	(166,519)	149,813
Less: Net income (loss) attributable to redeemable noncontrolling interests	7,739	(16,269)	(30,387)
Less: Net loss attributable to nonredeemable noncontrolling interests	(3,491)	(2,099)	(1,534)
Net income (loss) attributable to Madison Square Garden Entertainment Corp.’s stockholders	$(194,395)	$(148,151)	$181,734
Basic earnings (loss) per common share attributable to Madison Square Garden Entertainment Corp.’s stockholders	$(5.77)	$(4.60)	$5.21
Diluted earnings (loss) per common share attributable to Madison Square Garden Entertainment Corp.’s stockholders	$(5.77)	$(4.60)	$5.20
Weighted-average number of common shares outstanding:
Basic	34,255	34,077	34,864
Diluted	34,255	34,077	34,942
_________________
(a) See Note 21, Related Party Transactions, for further information on related party revenues and expenses

See accompanying notes to the consolidated and combined financial statements.

MADISON SQUARE GARDEN ENTERTAINMENT CORP.
CONSOLIDATED AND COMBINED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
(in thousands)

	Years Ended June 30,
	2022	2021	2020
Net income (loss)	$(190,147)	$(166,519)	$149,813
Other comprehensive income (loss), before income taxes:
Pension plans and postretirement plans:
Net unamortized losses arising during the period	—	(404)	(1,589)
Amortization of net actuarial loss included in net periodic benefit cost	1,978	1,697	1,878
Amortization of net prior service credit included in net periodic benefit cost	756	(5,168)	(3)
Curtailments	—	156	—
Settlement loss	—	870	67
Cumulative translation adjustments	(25,034)	27,688	(7,692)
Other comprehensive income (loss), before income taxes	(22,300)	24,839	(7,339)
Income tax benefit (expense) related to items of other comprehensive income	4,217	(4,638)	1,096
Other comprehensive income (loss), net of income taxes	(18,083)	20,201	(6,243)
Comprehensive income (loss)	(208,230)	(146,318)	143,570
Less: Comprehensive income (loss) attributable to redeemable noncontrolling interests	7,739	(16,269)	(30,387)
Less: Comprehensive loss attributable to nonredeemable noncontrolling interests	(3,491)	(2,099)	(1,534)
Comprehensive income (loss) attributable to Madison Square Garden Entertainment Corp.’s stockholders	$(212,478)	$(127,950)	$175,491

See accompanying notes to the consolidated and combined financial statements.

MADISON SQUARE GARDEN ENTERTAINMENT CORP.
CONSOLIDATED AND COMBINED STATEMENTS OF CASH FLOWS
(in thousands)

	Years Ended June 30,
	2022	2021	2020
Cash flows from operating activities:
Net income (loss)	$(190,147)	$(166,519)	$149,813
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Depreciation and amortization	124,629	121,999	112,062
Impairment and other (gains) losses, net	(3,045)	—	105,817
Share-based compensation expense	77,141	70,584	61,425
Amortization of deferred financing costs	8,728	6,270	2,759
Loss in equity method investments	5,027	6,858	4,433
Provision for (benefit from) deferred income taxes	(31,270)	(71,357)	8,700
Net unrealized and realized (gain) loss on equity investments with readily determinable fair value	49,842	(51,178)	(37,628)
Provision for credit losses	1,625	283	10,223
Gain on sale of the Forum, excluding associated settlement	—	—	(100,288)
Loss on extinguishment of debt	35,815	—	—
Other non-cash adjustments	(175)	4,888	3,200
Change in assets and liabilities, net of acquisitions:
Accounts receivable, net	(30,749)	(18,634)	17,974
Related party receivables, net of payables	14,778	8,593	(18,225)
Other current and non-current assets	(43,982)	(33,348)	(28,945)
Accounts payable	6,624	(3,514)	(6,234)
Accrued and other current and non-current liabilities	71,818	43,409	15,222
Deferred revenue	18,572	12,753	2,620
Operating lease right-of-use assets and lease liabilities	26,109	10,219	5,195
Net cash provided by (used in) operating activities	$141,340	$(58,694)	$308,123
Cash flows from investing activities:
Capital expenditures, net	(756,717)	(456,007)	(455,240)
Capitalized interest	(48,507)	(34,890)	(2,060)
Purchase of short-term investments	—	—	(443,154)
Proceeds from maturity of short-term investments	—	339,110	208,204
Proceeds from sale of Forum, excluding associated settlement	—	—	210,521
Proceeds from sale of securities investments	—	22,079	7,659
Investments in nonconsolidated affiliates	—	—	(1,050)
Proceeds from sales of nonconsolidated affiliates	—	—	18,000
Loan repayment received from subordinated debt	—	—	58,735
Cash received for notes receivable, net of payments	—	6,328	3,378
Other investing activities	1,060	197	476
Net cash used in investing activities	$(804,164)	$(123,183)	$(394,531)
See accompanying notes to the consolidated and combined financial statements.

MADISON SQUARE GARDEN ENTERTAINMENT CORP.
CONSOLIDATED AND COMBINED STATEMENTS OF CASH FLOWS (Continued)
(in thousands)

	Years Ended June 30,
	2022	2021	2020
Cash flows from financing activities:
Proceeds from issuance of term loan, net of issuance discount	$725,000	$630,500	$100,000
Principal repayment on long-term debt	(725,000)	(46,750)	(41,250)
Proceeds from revolving credit facilities	39,100	15,000	—
Repayment of revolving credit facilities	(15,000)	—	(15,000)
Taxes paid in lieu of shares issued for share-based compensation	(16,658)	(8,208)	(4,290)
Noncontrolling interest holders’ capital contributions	6,400	18,537	4,300
Distributions to noncontrolling interest holders	(6,998)	—	(4,062)
Debt extinguishment costs	(12,838)	—	—
Share repurchase costs	—	—	(293,531)
Distribution to related parties associated with the settlement of certain share-based awards granted prior to the Entertainment Distribution	(2,256)	(1,771)	—
Purchase of noncontrolling interest from redeemable noncontrolling interest holders	(4,638)	—	—
Payments for debt financing costs	(17,504)	(14,623)	(3,983)
Net transfers from Madison Square Garden Sports Corp. and its subsidiaries	—	—	143,950
Net cash provided by (used in) financing activities	$(30,392)	$592,685	$(113,866)
Effect of exchange rates on cash, cash equivalents and restricted cash	(750)	8,027	2,927
Net increase (decrease) in cash, cash equivalents and restricted cash	(693,966)	418,835	(197,347)
Cash, cash equivalents and restricted cash at beginning of period	1,539,976	1,121,141	1,318,488
Cash, cash equivalents and restricted cash at end of period	$846,010	$1,539,976	$1,121,141
Non-cash investing and financing activities:
Non-cash redemption of redeemable noncontrolling interests	$—	$—	$37,715
Investments and loans to nonconsolidated affiliates	$791	$—	$—
Non-cash contribution received from noncontrolling interests	$—	$(59,763)	$—
Capital expenditures incurred but not yet paid	$206,462	$110,428	$81,322
Tenant improvement paid by landlord	$—	$—	$195
Share-based compensation capitalized in property and equipment, net	$2,979	$5,467	$5,051

See accompanying notes to the consolidated and combined financial statements.

MADISON SQUARE GARDEN ENTERTAINMENT CORP.
CONSOLIDATED AND COMBINED STATEMENTS OF EQUITY
AND REDEEMABLE NONCONTROLLING INTERESTS
(in thousands)

	Common Stock Issued	MSG Sports Corp.’s Investment	Additional Paid-In Capital	Retained Earnings (Accumulated Deficit)	Accumulated Other Comprehensive Loss	Total Madison Square Garden Entertainment Corp. Stockholders’ Equity	Nonredeemable Noncontrolling Interests	Total Equity	Redeemable Noncontrolling Interests
Balance as of June 30, 2019	$128	$2,420,303	$9,916	$(253,010)	$(45,624)	$2,131,713	$13,790	$2,145,503	$67,627
Net Income (loss)	—	(123,003)	—	304,737	—	181,734	(1,534)	180,200	(30,387)
Other comprehensive loss	—	—	—	—	(6,243)	(6,243)	—	(6,243)	—
Comprehensive income (loss)	—	—	—	—	—	175,491	(1,534)	173,957	(30,387)
Noncontrolling interests, non-cash acquisition	—	37,715	—	—	—	37,715	—	37,715	(37,715)
Share-based compensation	—	—	31,665	—	—	31,665	—	31,665	—
Tax withholding associated with shares issued for share-based compensation	—	—	(4,455)	—	—	(4,455)	—	(4,455)	—
Redeemable noncontrolling interest adjustment to redemption fair value	—	(16,939)	(3,647)	—	—	(20,586)	—	(20,586)	20,586
Repurchases of class A common stock	—	—	(293,531)	—	—	(293,531)	—	(293,531)	—
Adjustments related to the transfer of certain assets and liabilities as a result of the Entertainment Distribution	—	49,615	—	—	1,394	51,009	—	51,009	—
Net increase in Madison Square Garden Sports Corp. Investment	—	178,280	—	—	—	178,280	—	178,280	—
Conversion of Madison Square Garden Sports Corp. Investment	210	(2,545,971)	2,545,761	—	—	—	—	—	—
Contributions from noncontrolling interest holders	—	—	—	—	—	—	4,009	4,009	—
Distributions to noncontrolling interest holders	—	—	—	—	—	—	(4,062)	(4,062)	—
Accretion of put options	—	—	—	—	—	—	—	—	489
Balance as of June 30, 2020	$338	$—	$2,285,709	$51,727	$(50,473)	$2,287,301	$12,203	$2,299,504	$20,600

See accompanying notes to the consolidated and combined financial statements.

MADISON SQUARE GARDEN ENTERTAINMENT CORP.
CONSOLIDATED AND COMBINED STATEMENTS OF EQUITY
AND REDEEMABLE NONCONTROLLING INTERESTS (Continued)
(in thousands)

	Common Stock Issued	MSG Sports Corp.’s Investment	Additional Paid-In Capital	Retained Earnings (Accumulated Deficit)	Accumulated Other Comprehensive Loss	Total Madison Square Garden Entertainment Corp. Stockholders’ Equity	Nonredeemable Noncontrolling Interests	Total Equity	Redeemable Noncontrolling Interests
Balance as of June 30, 2020	$338	$—	$2,285,709	$51,727	$(50,473)	$2,287,301	$12,203	$2,299,504	$20,600
Cumulative effect of adoption of ASU 2016-13, credit losses	—	—	—	(480)	—	(480)	—	(480)	—
Net loss	—	—	—	(148,151)	—	(148,151)	(2,099)	(150,250)	(16,269)
Other comprehensive income	—	—	—	—	20,201	20,201	—	20,201	—
Comprehensive loss	—	—	—	—	—	(127,950)	(2,099)	(130,049)	(16,269)
Noncontrolling interests, non-cash acquisition	—	—	—	—	—	—	—	—	76,500
Share-based compensation	—	—	73,702	—	—	73,702	—	73,702	—
Tax withholding associated with shares issued for share-based compensation	2	—	(8,210)	563	—	(7,645)	—	(7,645)	—
Redeemable noncontrolling interest adjustment to redemption fair value	—	—	(46,425)	—	—	(46,425)	—	(46,425)	46,425
Adjustment of redeemable noncontrolling interest to redemption value	—	—	(8,728)	—	—	(8,728)	—	(8,728)	8,728
Distribution to related parties associated with the settlement of certain share-based awards granted prior to the Entertainment Distribution	—	—	(1,273)	—	—	(1,273)	—	(1,273)	(498)
Accretion of put options	—	—	—	—	—	—	—	—	2,348
Contribution from noncontrolling interest holders	—	—	—	—	—	—	1,800	1,800	—
Balance as of June 30, 2021	$340	$—	$2,294,775	$(96,341)	$(30,272)	$2,168,502	$11,904	$2,180,406	$137,834

See accompanying notes to the consolidated and combined financial statements.

MADISON SQUARE GARDEN ENTERTAINMENT CORP.
CONSOLIDATED AND COMBINED STATEMENTS OF EQUITY
AND REDEEMABLE NONCONTROLLING INTERESTS (Continued)
(in thousands)

	Common Stock Issued	MSG Sports Corp.’s Investment	Additional Paid-In Capital	Accumulated Deficit	Accumulated Other Comprehensive Loss	Total Madison Square Garden Entertainment Corp. Stockholders’ Equity	Nonredeemable Noncontrolling Interests	Total Equity	Redeemable Noncontrolling Interests
Balance as of June 30, 2021	$340	$—	$2,294,775	$(96,341)	$(30,272)	$2,168,502	$11,904	$2,180,406	$137,834
Net income (loss)	—	—	—	(194,395)	—	(194,395)	(3,491)	(197,886)	7,739
Other comprehensive loss	—	—	—	—	(18,083)	(18,083)	—	(18,083)	—
Comprehensive income (loss)	—	—	—	—	—	(212,478)	(3,491)	(215,969)	7,739
Redeemable noncontrolling interest adjustment to redemption fair value	—	—	(49,248)	—	—	(49,248)	—	(49,248)	50,636
Share-based compensation	—	—	77,772	—	—	77,772	—	77,772	—
Accretion of put options	—	—	—	—	—	—	—	—	2,348
Tax withholding associated with shares issued for share-based compensation	2	—	(16,660)	—	—	(16,658)	—	(16,658)	—
Distribution to related parties associated with the settlement of certain share-based awards granted prior to the Entertainment Distribution	—	—	(1,496)	—	—	(1,496)	—	(1,496)	(760)
Adjustment of redeemable noncontrolling interest for ownership changes	—	—	(3,173)	—	—	(3,173)	—	(3,173)	(8,070)
Contributions from noncontrolling interest holders	—	—	—	—	—	—	6,400	6,400	—
Distributions to noncontrolling interest holders	—	—	—	—	—	—	(2,650)	(2,650)	(4,640)
Put option payments	—	—	—	—	—	—	—	—	(895)
Balance as of June 30, 2022	$342	$—	$2,301,970	$(290,736)	$(48,355)	$1,963,221	$12,163	$1,975,384	$184,192

See accompanying notes to the consolidated and combined financial statements.

MADISON SQUARE GARDEN ENTERTAINMENT CORP.
NOTES TO CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS
All amounts included in the following Notes to Consolidated and Combined Financial Statements are presented in thousands, except per share data or as otherwise noted.
Note 1. Description of Business and Basis of Presentation
Description of Business
Madison Square Garden Entertainment Corp. (together with its subsidiaries, the “Company” or “MSG Entertainment”), is a leader in live experiences comprised of iconic venues, marquee entertainment brands, regional sports and entertainment networks, popular dining and nightlife offerings, and a premier music festival. Utilizing the Company’s powerful brands and live entertainment expertise, the Company delivers unique experiences that set the standard for excellence and innovation while forging deep connections with diverse and passionate audiences.

As of June 30, 2022, the Company was comprised of three reportable segments: Entertainment, MSG Networks and Tao Group Hospitality.

The Entertainment segment includes the Company’s portfolio of venues: Madison Square Garden (“The Garden”), Hulu Theater at Madison Square Garden (“Hulu Theater”), Radio City Music Hall, the Beacon Theatre, and The Chicago Theatre. In addition, the Company is constructing a state-of-the-art venue, MSG Sphere at The Venetian in Las Vegas, and plans to build a second MSG Sphere in London, pending necessary approvals. The Entertainment segment also includes the original production, the Christmas Spectacular Starring the Radio City Rockettes (the “Christmas Spectacular”), as well as Boston Calling Events, LLC (“BCE”), the entertainment production company that owns and operates the Boston Calling Music Festival. This segment also includes our bookings business, which features a variety of live entertainment and sports experiences.

The MSG Networks segment is comprised of the Company’s regional sports and entertainment networks, MSG Network and MSG+, a companion streaming app, MSG GO, and other digital properties. MSG Networks serves the New York Designated Market Area, as well as other portions of New York, New Jersey, Connecticut and Pennsylvania and features a wide range of sports content, including live local games and other programming of the New York Knicks (the “Knicks”) of the National Basketball Association (the “NBA”) and the New York Rangers (the “Rangers”), New York Islanders (the “Islanders”), New Jersey Devils (the “Devils”) and Buffalo Sabres (the “Sabres”) of the National Hockey League (the “NHL”), as well as significant coverage of the New York Giants (the “Giants”) and Buffalo Bills (the “Bills”) of the National Football League (the “NFL”).

The Tao Group Hospitality segment features the Company’s controlling interest in TAO Group Holdings LLC (“Tao Group Hospitality”), a hospitality group with globally-recognized entertainment dining and nightlife brands including: Tao, Marquee, Lavo, Beauty & Essex, Cathédrale, Hakkasan and Omnia. Tao Group Hospitality operates over 70 entertainment dining and nightlife branded locations within 60 venues in over 20 markets across five continents.

The Company conducts a significant portion of its operations at venues that it either owns or operates under long-term leases. The Company owns The Garden, Hulu Theater and The Chicago Theatre, and leases Radio City Music Hall and the Beacon Theatre. Additionally, Tao Group Hospitality operates various restaurants, nightlife and hospitality venues under long-term leases and management contracts in Las Vegas, New York, Southern California, London, Singapore, Sydney and various other domestic and international locations.
The Company was incorporated on November 21, 2019 as a direct, wholly-owned subsidiary of Madison Square Garden Sports Corp. (“MSG Sports” or “Former Parent”), formerly known as The Madison Square Garden Company. On March 31, 2020, MSG Sports’ board of directors approved the distribution of all the outstanding common stock of MSG Entertainment to MSG Sports’ stockholders (the “Entertainment Distribution”), which occurred on April 17, 2020 (the “Entertainment Distribution Date”). In the Entertainment Distribution, stockholders of MSG Sports received (a) one share of the Company’s Class A common stock, par value $0.01 per share (“Class A Common Stock”) for every share of MSG Sports Class A common stock, par value $0.01 per share, held of record as of the close of business, New York City time, on April 13, 2020 (the “Record Date”), and (b) one share of the Company’s Class B common stock, par value $0.01 per share (“Class B Common Stock”), for every share of MSG Sports Class B common stock, par value $0.01 per share, held of record as of the close of business, New York City time, on the Record Date.
On July 9, 2021, the Company completed its acquisition (the “Merger”) of MSG Networks Inc., a Delaware corporation, in which MSG Networks Inc. became a wholly-owned subsidiary of the Company. Pursuant to the Merger, each share of Class A common stock of MSG Networks Inc. (“MSGN Class A Common Stock”) and each share of Class B common stock of MSG Networks Inc. (“MSGN Class B Common Stock”) issued and outstanding immediately prior to the Merger was converted into

MADISON SQUARE GARDEN ENTERTAINMENT CORP.
NOTES TO CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS
(Continued)

the right to receive 0.172 share of Class A Common Stock and 0.172 share of Class B Common Stock, respectively. The Company issued 7,476 shares of Class A Common Stock and 2,337 shares of Class B Common Stock on July 9, 2021 to holders of MSGN Class A Common Stock and MSGN Class B Common Stock, respectively.
Basis of Presentation
The Company reports on a fiscal year basis ending on June 30th. In these consolidated and combined financial statements, the fiscal years ended June 30, 2022, 2021 and 2020 are referred to as “Fiscal Year 2022,” “Fiscal Year 2021,” and “Fiscal Year 2020,” respectively, and the fiscal year ending June 30, 2023 is referred to as “Fiscal Year 2023”.
Subsequent to the Entertainment Distribution and the Merger, the Company’s financial statements as of June 30, 2022 and 2021, and for Fiscal Year 2022, Fiscal Year 2021 and from April 18, 2020 to June 30, 2020 included in Fiscal Year 2020, are presented on a consolidated and combined basis, as the Company became a standalone public company on April 17, 2020 and subsequently merged with a commonly-controlled entity, MSG Networks Inc., on July 9, 2021. All prior period balances in this document were retrospectively adjusted as if the Company and MSG Networks Inc. had been operating as a single company. See Note 24, Accounting for Entertainment Distribution and Merger Transactions for further discussion.
For purposes of comparability, certain prior period amounts have been reclassified to conform to the current year presentation in accordance with accounting principles generally accepted in the United States of America (“GAAP”).
Impact of the COVID-19 Pandemic
The Company’s operations and operating results have been materially impacted by the COVID-19 pandemic (including COVID-19 variants) and actions taken in response by governmental authorities and certain professional sports leagues during Fiscal Years 2020, 2021 and 2022. For the majority of Fiscal Year 2021, substantially all operations of the Entertainment business were suspended, MSG Networks aired substantially fewer games and Tao Group Hospitality was operating at significantly reduced capacity and demand. Fiscal Year 2022 was also impacted by the pandemic, with fewer ticketed events at our venues in the first half of the fiscal year as compared with Fiscal Year 2019 (the last full fiscal year not impacted by COVID-19) due to the lead-time required to book touring acts and artists, and an increase in COVID-19 cases due to a new variant, which resulted in a number of events at our performance, entertainment dining and nightlife venues being cancelled or postponed in the second and third quarters.
As a result of government-mandated assembly limitations and closures, all of our performance venues were closed beginning in March 2020. Use of The Garden resumed for Knicks and Rangers home games without fans in December 2020 and January 2021, respectively, and was available at 10% seating capacity from February through May 2021 with certain safety protocols and social distancing. Beginning in May 2021, all of our New York performance venues were permitted to host guests at full capacity, subject to certain restrictions, and effective June 2021, The Chicago Theatre was permitted to host events without restrictions. Guests of our Chicago and New York venues were also subject to certain vaccination requirements until February and March 2022, respectively. As a result, our performance venues no longer require guests to provide proof of COVID-19 vaccination before entering (although specific performers may require enhanced protocols).
For Fiscal Year 2021, the majority of ticketed events at our venues were postponed or cancelled. For Fiscal Year 2022 and as of the date of this filing, live events have been permitted to be held at all of our performance venues and we are continuing to host and book new events. As a result of an increase in cases of a COVID-19 variant, select bookings were postponed or cancelled at our performance venues in the second and third quarters of Fiscal Year 2022. Variants of COVID-19 that arise in the future may result in additional postponements or cancellations of bookings at our performance venues.
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

MADISON SQUARE GARDEN ENTERTAINMENT CORP.
NOTES TO CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS
(Continued)

As a result of the COVID-19 pandemic and league and government actions relating thereto, MSG Networks aired substantially fewer NBA and NHL telecasts during Fiscal Year 2021, as compared with Fiscal Year 2019 (the last full fiscal year not impacted by COVID-19), and consequently experienced a decrease in revenues, including a material decrease in advertising revenue. The absence of live sports games also resulted in a decrease in certain MSG Networks expenses, including rights fees, variable production expenses, and advertising sales commissions. MSG Networks resumed airing full regular season telecast schedules in Fiscal Year 2022 for its five professional teams across both the NBA and NHL, and as a result, its advertising revenue and certain operating expenses, including rights fees expense, reflect the same.

Disruptions caused by the COVID-19 pandemic had a significant and negative impact on Tao Group Hospitality’s operations and financial performance for Fiscal Year 2021. Due to government actions taken in response to the COVID-19 pandemic, virtually all of Tao Group Hospitality’s venues were closed for approximately three months starting in March 2020. Additionally, three venues were permanently closed. Throughout Fiscal Year 2021, Tao Group Hospitality conducted limited operations at certain venues, subject to significant regulatory requirements, including capacity limits, curfews and social distancing requirements for outdoor and indoor dining. During Fiscal Year 2022, Tao Group Hospitality’s operations were also impacted by an increase in COVID-19 cases due to a new variant, which resulted in reduced operating schedules and reduced demand from guests, including corporate and private event cancellations and postponements in the second and third quarters. As of the date of this filing, Tao Group Hospitality is operating without capacity restrictions in all markets.

It is unclear to what extent ongoing COVID-19 concerns, including with respect to new variants, could result in new government or league-mandated capacity restrictions or vaccination/mask requirements or impact the use of and/or demand for our performance, entertainment dining and nightlife venues, demand for our sponsorship and advertising assets, deter our employees and vendors from working at our venues (which may lead to difficulties in staffing) or otherwise materially impact our operations.
Note 2. Summary of Significant Accounting Policies
A. Principles of Consolidation
The consolidated financial statements of the Company include the accounts of Madison Square Garden Entertainment Corp. and its subsidiaries, and Tao Group Hospitality and BCE as further discussed below. All significant intercompany transactions and balances have been eliminated in consolidation.
The consolidated and combined financial statements of the Company include accounts of Tao Group Hospitality and BCE, in which the Company has controlling voting interests. The Company’s consolidation criteria are based on authoritative accounting guidance for identifying a controlling financial interest. Tao Group Hospitality and BCE are consolidated with the equity owned by other shareholders shown as redeemable or nonredeemable noncontrolling interests in the accompanying consolidated balance sheets, and the other shareholders’ portion of net earnings (loss) and other comprehensive income (loss) shown as net income (loss) or comprehensive income (loss) attributable to redeemable or nonredeemable noncontrolling interests in the accompanying consolidated and combined statements of operations and consolidated and combined statements of comprehensive income (loss), respectively.
B. Business Combinations and Noncontrolling Interests
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
Under the acquisition method of accounting, the Company recognizes separately from goodwill the identifiable assets acquired, the liabilities assumed, and any noncontrolling interests in an acquiree, generally at the acquisition date fair value. The Company measures goodwill as of the acquisition date as the excess of consideration transferred, which is also measured at fair value over the net of the acquisition date amounts of the identifiable assets acquired and liabilities assumed. Costs that the Company incurs to complete a business combination such as investment banking, legal, and other professional fees are not considered part of consideration and the Company charges these costs to selling, general and administrative expense as they are incurred. In addition, the Company recognizes measurement-period adjustments in the period in which the amount is determined, including the effect on earnings of any amounts the Company would have recorded in previous periods if the accounting had been completed at the acquisition date.

MADISON SQUARE GARDEN ENTERTAINMENT CORP.
NOTES TO CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS
(Continued)

Interests held by third parties in consolidated majority-owned subsidiaries are presented as noncontrolling interests, which represent the noncontrolling stockholders’ interests in the underlying net assets of the Company’s consolidated majority-owned subsidiaries. Noncontrolling interests that are not redeemable are reported in the equity section of the consolidated and combined balance sheets. Noncontrolling interests, where the Company may be required to repurchase the noncontrolling interest under put options or other contractual redemption requirements that are not solely within the Company’s control, are reported in the consolidated balance sheets between liabilities and equity, as redeemable noncontrolling interests.
C. Use of Estimates
The preparation of the accompanying consolidated and combined financial statements in conformity with U.S. generally accepted accounting principles (“GAAP”) requires management to make estimates and assumptions about future events. These estimates and the underlying assumptions affect the amounts of assets and liabilities reported, disclosures about contingent assets and liabilities, and reported amounts of revenues and expenses. Such estimates include the provision for credit losses, valuation of investments, goodwill, intangible assets, other long-lived assets, deferred tax assets, pension and other postretirement benefit obligations and the related net periodic benefit cost, and other liabilities. In addition, estimates are used in revenue recognition, rights fees, performance and share-based compensation, depreciation and amortization, litigation matters and other matters, as well as in the valuation of noncontrolling interests resulting from business combination transactions. Management believes its use of estimates in the financial statements to be reasonable.
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
D. Revenue Recognition
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
In addition, the Company defers certain costs to fulfill the Company’s contracts with customers to the extent such costs relate directly to the contracts, are expected to generate resources that will be used to satisfy the Company’s performance obligations under the contracts, and are expected to be recovered through revenue generated under the contracts. Contract fulfillment costs are expensed as the Company satisfies the related performance obligations.
Arrangements with Multiple Performance Obligations
The Company enters into arrangements with multiple performance obligations, such as multi-year sponsorship agreements which may derive revenues for both the Company as well as MSG Sports within a single arrangement. The Company also derives revenue from similar types of arrangements which are entered into by MSG Sports. Payment terms for such arrangements can vary by contract, but payments are generally due in installments throughout the contractual term. The performance obligations included in each sponsorship agreement vary and may include advertising and other benefits such as, but not limited to, signage at The Garden and the Company’s other venues, digital advertising, event or property-specific advertising, as well as non-advertising benefits such as suite licenses and event tickets. To the extent the Company’s multi-year arrangements provide for performance obligations that are consistent over the multi-year contractual term, such performance obligations generally meet the definition of a series as provided for under the accounting guidance. If performance obligations

MADISON SQUARE GARDEN ENTERTAINMENT CORP.
NOTES TO CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS
(Continued)

are concluded to meet the definition of a series, the contractual fees for all years during the contract term are aggregated and the related revenue is recognized proportionately as the underlying performance obligations are satisfied.
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
Contract Balances
Amounts collected in advance of the Company’s satisfaction of its contractual performance obligations are recorded as a contract liability within deferred revenue, and are recognized as the Company satisfies the related performance obligations. Amounts collected in advance of events for which the Company is not the promoter or co-promoter do not represent contract liabilities and are recorded as collections due to promoters on the accompanying consolidated balance sheets. Amounts recognized as revenue for which the Company has a right to consideration for goods or services transferred to customers and for which the Company does not have an unconditional right to bill as of the reporting date are recorded as contract assets. Contract assets are transferred to accounts receivable once the Company’s right to consideration becomes unconditional.
E. Direct Operating Expenses
Direct operating expenses for the Entertainment segment include, but are not limited to, event costs related to the presentation and production of the Company’s live entertainment and sporting events, revenue sharing expenses associated with signage, sponsorship and suite license fee revenue and in-venue food and beverage sales that are attributable to MSG Sports and venue lease, maintenance, and other operating expenses. In addition, for periods prior to the Entertainment Distribution Date, the direct operating expenses also included revenue sharing expenses associated with the venue-related signage, sponsorship, and suite license fee revenues that are attributable to MSG Sports and an allocation of charges for venue usage to MSG Sports for hosting home games of the Knicks and the Rangers at The Garden.
Direct operating expenses for the MSG Networks segment primarily represent media rights fees and other direct programming and production costs, such as the salaries of on-air personalities, producers, directors, technicians, writers and other creative staff, as well as expenses associated with location costs, remote facilities and maintaining studios, origination, and transmission services and facilities. The professional team media rights acquired under media rights agreements to telecast various sporting events and other programming for exhibition on the segment’s networks are typically expensed on a straight-line basis over the applicable annual contract or license period.
Direct operating expenses for the Tao Group Hospitality segment primarily include the cost of food and beverage sales, nightlife venue entertainment expenses, and costs of venues’ labor and occupancy.

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
Allocation of Charges for Venue Usage to MSG Sports
For periods prior to the Entertainment Distribution Date, the Company’s combined financial statements included expenses associated with the ownership, maintenance, and operation of The Garden, which the Company and MSG Sports use in their respective operations. The Knicks and Rangers are the primary recurring occupants of The Garden, playing their home games at The Garden. The number of home games increases if the Knicks and Rangers qualify for the playoffs. Historically, the Company did not charge rent expense to MSG Sports for use of The Garden. However, for purposes of the Company’s combined financial statements, the Company allocated expenses to MSG Sports for the usage of The Garden, which were reported as a reduction of direct operating expense in the accompanying combined statements of operations. This allocation was based on a combination of event count and revenue, which the Company’s management believes is a reasonable allocation methodology. The venue usage charge allocated to MSG Sports was $45,358 for the period of July 1, 2019 to April 17, 2020 in Fiscal Year 2020, prior to the Entertainment Distribution.
In connection with the Entertainment Distribution, the Company entered into Arena License Agreements with MSG Sports (see Note 11, Leases for further discussion). Fees recognized by the Company under the Arena License Agreements with MSG Sports for use of The Garden are reported as operating lease revenues in accordance with Accounting Standards Codification (“ASC”) Topic 842, Leases.
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
F. Advertising Expenses
Advertising costs are typically charged to expense when incurred. Total advertising costs expensed were $30,869, $24,787 and $30,985 for Fiscal Years 2022, 2021 and 2020, respectively.
G. Nonmonetary Transactions
The MSG Networks segment enters into nonmonetary transactions, primarily with its Distributors (as defined below), that involve the exchange of products or services, such as advertising and promotional benefits, for the segment’s services. For arrangements that are subject to sales based and usage-based royalty guidance, MSG Networks measures noncash consideration that it receives at fair value as the sale or usage occurs. For other arrangements, the MSG Networks segment measures the estimated fair value of the noncash consideration that it receives at contract inception. If the MSG Networks segment cannot reasonably estimate the fair value of the noncash consideration, the segment measures the fair value of the consideration indirectly by reference to the standalone selling price of the services promised to the customer in exchange for the consideration as revenues. Nonmonetary transactions for the MSG Networks segment are included in advertising costs, which are classified in selling, general and administrative expenses on the accompanying consolidated and combined statements of operations, as noted above.

MADISON SQUARE GARDEN ENTERTAINMENT CORP.
NOTES TO CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS
(Continued)

H. Income Taxes
The Company accounts for income taxes in accordance with ASC Topic 740, Income Taxes. The Company’s provision for income taxes is based on current period income, changes in deferred tax assets and liabilities, and changes in estimates with regard to uncertain tax positions. Deferred tax assets are subject to an ongoing assessment of realizability. In assessing the realizability of deferred tax assets, management considers whether it is more likely than not that some portion or all of the deferred tax asset will not be realized. The Company’s ability to realize its deferred tax assets depends upon the generation of sufficient future taxable income to allow for the realization of its deductible temporary differences. If such estimates and related assumptions change in the future, the Company may be required to record valuation allowances against its deferred tax assets, resulting in additional income tax expense in the Company’s consolidated statements of operations.
Interest and penalties, if any, associated with uncertain tax positions are included in income tax expense.
I. Share-based Compensation
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
J. Earnings (Loss) Per Common Share
Basic earnings per share (“EPS”) attributable to the Company’s common stockholders is based upon net income (loss) attributable to the Company’s common stockholders divided by the weighted-average number of common shares outstanding during the period. Diluted EPS reflects the effect of the assumed vesting of restricted stock units and exercise of stock options only in the periods in which such effect would have been dilutive. For the periods when a net loss is reported, the computation of diluted EPS equals the basic EPS calculation since common stock equivalents were antidilutive due to losses from continuing operations. Holders of Class A Common Stock and Class B Common Stock are entitled to receive dividends equally on a per-share basis if and when such dividends are declared. As the holders of Class A and Class B common stock are entitled to identical dividend and liquidation rights, the undistributed earnings are allocated on a proportionate basis to each class of common stock and the resulting basic and diluted net earnings (loss) per share attributable to common stockholders are, therefore, the same for both Class A and Class B common stock on both an individual and combined basis.
K. Cash and Cash Equivalents
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
L. Restricted Cash
The Company’s restricted cash includes cash deposited in escrow accounts. The Company has deposited cash in an interest-bearing escrow account related to credit support, debt facilities, and collateral to its workers compensation and general liability insurance obligations.
The carrying amount of restricted cash approximates fair value due to the short-term maturity of these instruments.

MADISON SQUARE GARDEN ENTERTAINMENT CORP.
NOTES TO CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS
(Continued)

M. Short-Term Investments
Short-term investments included investments that (i) had original maturities of greater than three months and (ii) the Company had the ability to convert into cash within one year. The Company classified its short-term investments at the time of purchase as “held-to-maturity” and re-evaluated its classification quarterly based on whether the Company had the intent and ability to hold until maturity. Short-term investments, which were recorded at cost and adjusted for accrued interest, approximate fair value. Cash inflows and outflows related to the sale and purchase of short-term investments are classified as investing activities in the Company’s consolidated and combined statements of cash flows.
N. Accounts Receivable
Accounts receivable is recorded at net realizable value. The Company maintains an allowance for credit losses to reserve for potentially uncollectible receivables. The allowance for credit losses is estimated based on the Company’s consideration of credit risk and analysis of receivables aging, specific identification of certain receivables that are at risk of not being paid, past collection experience and other factors.
O. Investments in Nonconsolidated Affiliates and Equity Securities
The Company’s investments in nonconsolidated affiliates are primarily accounted for using the equity method of accounting and are carried at cost, plus or minus the Company’s share of net earnings or losses of the investment, subject to certain other adjustments. The cost of equity method investments includes transaction costs of the acquisition. As required by GAAP, to the extent that there is a basis difference between the cost and the underlying equity in the net assets of an equity investment, the Company allocates such differences between tangible and intangible assets. The Company’s share of net earnings or losses of the investment, inclusive of amortization expense for intangible assets associated with the investment, is reflected in equity in earnings (loss) of nonconsolidated affiliates on the Company’s consolidated and combined statements of operations. Dividends received from the investee reduce the carrying amount of the investment. Due to the timing of receiving financial information from its nonconsolidated affiliates, the Company records its share of net earnings or losses of such affiliates on a three-month lag basis, with the exception of the amortization expense of intangible assets which are recorded currently.
In addition to equity method investments, the Company also has other equity investments with and without readily determinable fair values. The Company measures equity investments without readily determinable fair values at cost, less any impairment, adjusted for observable price changes from orderly transactions for identical or similar investments of the same issuer. Changes in observable price are reflected within Other income (expense), net in the accompanying consolidated and combined statements of operations. For equity investments with readily determinable fair values, changes in the fair value of those investments are measured monthly and are recorded within Other income (expense), net in the accompanying consolidated and combined statements of operations.
Impairment of Investments
The Company reviews its investments at least quarterly to determine whether a decline in fair value below the cost basis is other-than-temporary. The primary factors the Company considers in its determination are the length of time that the fair value of the investment is below the Company’s carrying value; future prospects of the investee; and the Company’s intent and ability to hold the security for a period of time sufficient to allow for any anticipated recovery in fair value. In addition, the Company considers other factors such as general market conditions, industry conditions, and analysts’ ratings. If the decline in fair value is deemed to be other-than-temporary, the cost basis of the investment is written down to fair value and the loss is realized as a component of net income. See Note 9, Investments in Nonconsolidated Affiliates for further discussion of impairments of investments.
P. Property and Equipment and Other Long-Lived Assets
Property and equipment and other long-lived assets, including amortizable intangible assets, are stated at cost or acquisition date fair value, if acquired. Expenditures for new facilities or equipment, and expenditures that extend the useful lives of existing facilities or equipment, are capitalized and recorded at cost. The useful lives of the Company’s long-lived assets are based on estimates of the period over which the Company expects the assets to be of economic benefit to the Company. In estimating the useful lives, the Company considers factors such as, but not limited to, risk of obsolescence, anticipated use, plans of the Company, and applicable laws and permit requirements. Depreciation starts on the date when the asset is available for its intended use. Construction in progress assets are not depreciated until available for their intended use. Costs of maintenance and repairs are expensed as incurred.

MADISON SQUARE GARDEN ENTERTAINMENT CORP.
NOTES TO CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS
(Continued)

The major categories of property and equipment are depreciated on a straight-line basis using the estimated lives indicated below:

Estimated Useful Lives
Buildings	Up to 40 years
Equipment	1 year to 30 years
Aircraft	20 years
Furniture and fixtures	1 year to 10 years
Leasehold improvements	Shorter of term of lease or useful life of improvement

Intangible assets with finite lives are amortized principally using the straight-line method over the following estimated useful lives:

Estimated Useful Lives
Trade names	2 years to 25 years
Venue management contracts	5.67 years to 20 years
Affiliate relationships	24 years
Non-compete agreements	5.75 years
Festival rights	7 years
Other intangibles	15 years
Q. Goodwill and Indefinite-Lived Assets
See above (B. Business Combinations and Noncontrolling Interests) for the Company’s accounting policy on how goodwill is measured at an acquisition date. Goodwill and identifiable intangible assets that have indefinite useful lives are not amortized.
R. Impairment of Long-Lived and Indefinite-Lived Assets
In assessing the recoverability of the Company’s long-lived and indefinite-lived assets, the Company must make estimates and assumptions regarding future cash flows and other factors to determine the fair value of the respective assets. These estimates and assumptions could have a significant impact on whether an impairment charge is recognized and the magnitude of any such charge. Fair value estimates are made based on relevant information at a specific point in time, and are subjective in nature and involve significant uncertainties and judgments. If these estimates or assumptions change materially, the Company may be required to record impairment charges related to its long-lived and/or indefinite-lived assets.
Goodwill is tested annually for impairment as of August 31st and at any time upon the occurrence of certain events or changes in circumstances. The Company has the option to perform a qualitative assessment to determine if an impairment is more likely than not to have occurred. If the Company can support the conclusion that it is not more likely than not that the fair value of a reporting unit is less than its carrying amount, the Company would not need to perform a quantitative impairment test for that reporting unit. If the Company cannot support such a conclusion or the Company does not elect to perform the qualitative assessment, the Company would identify potential impairment by comparing the fair value of a reporting unit with its carrying amount, including goodwill. The Company generally determines the fair value of a reporting unit using an income approach, such as the discounted cash flow method, or other acceptable valuation techniques, including the cost approach, in instances when it does not perform the qualitative assessment of goodwill. The amount of an impairment loss is measured as the amount by which a reporting unit’s carrying value exceeds its fair value, not to exceed the carrying amount of goodwill.
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
See Note 12, Goodwill and Intangible Assets for further discussion of impairment of goodwill and long-lived assets.
S. Leases
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
The Company determines lease classification as either operating or finance at lease commencement, which governs the pattern of expense recognition and the presentation reflected in the consolidated and combined statements of operations and statements of cash flows over the lease term.
For leases with a term exceeding 12 months, a lease liability is recorded on the Company’s consolidated balance sheets at lease commencement reflecting the present value of the fixed minimum payment obligations over the lease term. A corresponding right-of-use (“ROU”) asset equal to the initial lease liability is also recorded, adjusted for any prepaid rent and/or initial direct costs incurred in connection with execution of the lease and reduced by any lease incentives received. In addition, the ROU asset is adjusted to reflect any above or below market lease terms under acquired lease contracts.
The Company includes fixed payment obligations related to non-lease components in the measurement of ROU assets and lease liabilities, as the Company has elected to account for lease and non-lease components together as a single lease component. ROU assets associated with finance leases are presented separate from ROU assets associated with operating leases and are included within Property and equipment, net on the Company’s consolidated balance sheets. For purposes of measuring the present value of the Company’s fixed payment obligations for a given lease, the Company uses its incremental borrowing rate, determined based on information available at lease commencement, as rates implicit in the underlying leasing arrangements are typically not readily determinable. The Company’s incremental borrowing rate reflects the rate it would pay to borrow on a secured basis and incorporates the term and economic environment surrounding the associated lease.
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

T. Interest Capitalization
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
U. Contingencies
Liabilities for loss contingencies arising from claims, assessments, litigation, fines and penalties and other sources are recorded when it is probable that a liability has been incurred and the amount of the assessment can be reasonably estimated.
V. Contingent Consideration
Some of the Company’s acquisition agreements include contingent earn-out arrangements, which are generally based on the achievement of future operating targets.
The fair values of these earn-out arrangements are included as part of the purchase price of the acquired companies on their respective acquisition dates. For each transaction, the Company estimates the fair value of contingent earn-out payments as part of the initial purchase price and records the estimated fair value of contingent consideration that the Company expects to pay to the former owners as a liability in Accrued and other current liabilities and Other liabilities on the consolidated balance sheets.
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
W. Defined Benefit Pension Plans and Other Postretirement Benefit Plan

Certain employees of the Company participate in defined benefit pension plans (“Shared Plans”) sponsored by the Company, which also have historically included participants of MSG Sports. The Company accounted for the Shared Plans under the guidance of ASC Topic 715, Compensation — Retirement Benefits. Accordingly, the Company recorded an asset or liability to recognize the funded status of the Shared Plans (other than multiemployer plans), as well as a liability only for any required contributions to the Shared Plans that were accrued and unpaid at the balance sheet date. The related pension expenses attributed to the Company were based primarily on pension-eligible compensation of active participants. For the Shared Plans’ liabilities, the consolidated and combined financial statements reflected the full impact of such plans on both the consolidated and combined statements of operations and consolidated balance sheets. The pension expense related to employees of MSG Sports participating in any of the Shared Plans is reflected as a contributory credit from the Company to MSG Sports, resulting in a decrease to the expense recognized in the consolidated and combined statements of operations.
The plan that was sponsored by the Company and did not include participants of MSG Sports (“Direct Plan”) was accounted for as a defined benefit pension plan. Accordingly, the funded and unfunded position of the Direct Plan was recorded in the Company’s consolidated balance sheets, as well as all costs related to the Direct Plan which are recorded in the consolidated and combined statements of operations for periods prior to the Entertainment Distribution Date.
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

X. Fair Value Measurements
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
Y. Foreign Currency Translations
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
Z. Concentrations of Risk
Financial instruments that may potentially subject the Company to a concentration of credit risk consist primarily of cash and cash equivalents and accounts receivable. Cash and cash equivalents are invested in U.S. treasury bills, money market accounts and time deposits. The Company monitors the financial institutions and money market funds where it invests its cash and cash equivalents with diversification among counterparties to mitigate exposure to any single financial institution. The Company’s emphasis is primarily on safety of principal and liquidity, and secondarily on maximizing the yield on its investments.
AA. Recently Adopted Accounting Pronouncements
Recently Adopted Accounting Pronouncements
In December 2019, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) No. 2019-12, Income Taxes (Topic 740): Simplifying the Accounting for Income Taxes. This ASU eliminates certain exceptions to the general approach in ASC Topic 740 and includes methods of simplification to the existing guidance. This standard was adopted by the Company in the first quarter of Fiscal Year 2022. The adoption of this standard had no impact on the Company’s consolidated and combined financial statements.
In March 2020, the FASB issued ASU 2020-04, Reference Rate Reform (Topic 848): Facilitation of the Effects of Reference Rate Reform on Financial Reporting. This ASU provides temporary optional expedients and exceptions to the guidance on contract modifications and hedge accounting to ease the financial reporting burdens of the expected market transition from the London Interbank Offered Rate and other interbank offered rates to alternative reference rates. In January 2021, the FASB issued ASU 2021-01, which refines the scope of Topic 848 and clarifies some of its guidance as part of the FASB’s monitoring of global reference rate activities. The new guidance was effective upon issuance, and the Company is allowed to elect to apply the amendments prospectively through December 31, 2022. The Company adopted ASU 2020-04 in the fourth quarter of Fiscal Year 2022. The adoption did not have a material impact on the Company’s consolidated and combined financial statements.
Note 3. Business Combinations and Dispositions
Acquisition of Hakkasan
In connection with Tao Group Hospitality’s branded location expansion plans, Tao Group Sub-Holdings LLC, a subsidiary of Tao Group Hospitality and an indirect subsidiary of the Company, entered into a Transaction Agreement (the “Transaction

MADISON SQUARE GARDEN ENTERTAINMENT CORP.
NOTES TO CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS
(Continued)

Agreement”) on April 27, 2021 (the “Closing Date”), pursuant to which Tao Group Sub-Holdings LLC acquired the business (“Hakkasan”) of Hakkasan USA, Inc., a Delaware corporation (“Hakkasan Parent”). Hakkasan consists of a global collection of hospitality venues including restaurants, bars, lounges, and nightclubs. Its brand portfolio spans four continents and over 20 major cities.
Pursuant to the Transaction Agreement, Hakkasan Parent initially contributed its interest in Hakkasan to Tao Group Sub-Holdings LLC in exchange for approximately 18% of the common equity interests in Tao Group Sub-Holdings LLC. During the first quarter of Fiscal Year 2022, the Company finalized adjustments to closing working capital and net debt against agreed upon targets. As a result, the noncontrolling interest owned by Hakkasan Parent in Tao Group Sub-Holdings LLC was reduced from 18% as initially estimated to approximately 15% as presented below. After the Closing Date and subsequent ownership adjustments, Tao Group Hospitality, which owned all of the issued and outstanding common equity interests in Tao Group Sub-Holdings LLC before the Closing Date, owns approximately 85% of the common equity interests in Tao Group Sub-Holdings LLC.
The Company’s purchase price allocation and measurement period adjustment for the Hakkasan acquisition is presented below:

	Fair Value Recognized as of Acquisition Date	Measurement Period Adjustment (a)	Fair Value Recognized as adjusted
Cash and cash equivalents	$16,737	$—	$16,737
Property and equipment, net	33,393	—	33,393
Right-of-use lease assets	44,818	—	44,818
Amortizable intangible assets, net	47,170	(7,020)	40,150
Other assets	12,641	—	12,641
Accrued expenses and other current liabilities	(15,957)	1,534	(14,423)
Operating lease liabilities	(52,025)	—	(52,025)
Other liabilities	(13,655)	—	(13,655)
Total identifiable net assets acquired	73,122	(5,486)	67,636
Goodwill	3,378	(2,014)	1,364
Redeemable noncontrolling interests	$(76,500)	$7,500	$(69,000)
_________________
(a)The noncontrolling interest owned by Hakkasan Parent in TAO Group Sub-Holdings LLC was reduced from approximately 18% as initially estimated to approximately 15%. Such change resulted in a decrease in the Company’s redeemable noncontrolling interest of $7,500, a decrease in Goodwill of $480, and a decrease in amortizable intangibles of $7,020 related to trade names and venue management contracts. Additionally, the Company wrote-off a previously reported accrual of $1,534, which resulted in an additional decrease in Goodwill of $1,534.
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
The amounts of revenues and net income (primarily excluding the impact of various amortization of purchase price accounting adjustments of $1,070) attributable to Hakkasan since the acquisition date included in the Tao Group Hospitality segment within the Company’s consolidated statement of operations for Fiscal Year 2021 were $27,604 and $2,896, respectively.
Proforma results of operations have not been presented because the effect of the acquisition was not material to the Company’s consolidated statement of operations for Fiscal Year 2021.
For Fiscal Year 2021, the Company’s Tao Group Hospitality segment recognized $3,686 of acquisition-related expenses in connection with the Hakkasan acquisition within selling, general and administrative expenses in the accompanying consolidated statements of operations.

MADISON SQUARE GARDEN ENTERTAINMENT CORP.
NOTES TO CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS
(Continued)

Goodwill recognized in this acquisition is not deductible for income tax purposes. The deferred taxes calculated relied on estimates of tax basis that would be allocable to the Company and reflect management’s best estimates and assumptions.
Tao Group Hospitality - Additional Interest Acquisitions
The Tao Group Hospitality purchase agreement entered into in January 2017 contains a put option to require the Company to purchase the other owners’ equity interests under certain circumstances. The noncontrolling interest combined with the put option is classified as redeemable noncontrolling interest in the consolidated balance sheet, separate from equity. The put option can be settled, at the Company’s option, in cash, debt or shares of the Company’s Class A Common Stock. The ultimate amount paid upon the exercise of the put option will likely be different from the estimated fair value, given the calculation required pursuant to the Tao Group Hospitality operating agreement.
On January 22, 2020, the Company acquired an additional 15% of common equity interest in Tao Group Hospitality from its noncontrolling interest holders through a pre-Entertainment Distribution issuance of 102 shares of MSG Sports Class A common stock. Following this acquisition, the Company owned approximately 78% of common equity interest in Tao Group Hospitality. In connection with the acquisition of the additional 15% of common equity interest in Tao Group Hospitality, the Company recorded a decrease of $37,715 in the carrying value of the redeemable noncontrolling interests and an offset of the same amount in the MSG Sports Corp. Investment in the accompanying consolidated and combined statements of equity and redeemable noncontrolling interests.
In connection with the Entertainment Distribution, the Company entered into amended employment agreements with two noncontrolling interest holders in Fiscal Year 2020, which provided the noncontrolling interest holders put rights exercisable that require the Company to purchase the remaining equity interest. Upon the exercise of the put options by the noncontrolling interest holders, the price to be paid for the redeemable noncontrolling interest is the then-current fair market value of the redeemable noncontrolling interest, subject to a minimum price (“floor”).
In addition, in connection with investor put and call transactions completed at Tao Group Hospitality during Fiscal Year 2022, the Company’s common equity interest in Tao Group Hospitality increased an additional 1%. Following these transactions, the Company owned approximately 79% of common equity interest in Tao Group Holdings LLC, which translates into a 67% indirect controlling interest in Tao Group Sub-Holdings LLC. Tao Group Hospitality’s results will continue to be consolidated in the financial results of the Company.
Disposition of The Forum
Prior to May 1, 2020, the Company owned the Forum in Inglewood, CA. On March 24, 2020, the Company entered into a Membership Interest Purchase Agreement (the “MIPA”) pursuant to which the Company agreed to sell the Forum and settle related litigation for cash consideration in the amount of $400,000, subject to regulatory and other customary closing conditions. The transaction subsequently closed on May 1, 2020, resulting in a total gain on sale of $240,783, net of transaction costs of $50,806 during Fiscal Year 2020 of which $140,495 was attributable to the settlement of the related litigation. The transaction cost included a fee of $48,742 to The Azoff Company Holdings (“Azoff Music”), in connection with an agreement made by the Former Parent when the remaining 50% interest of Azoff Music was sold on December 5, 2018.
The Forum met the definition of a business under Securities and Exchange Commission (“SEC”) Regulation S-X Rule 11-01(d)-1 and ASC Topic 805 — Business Combinations. This disposition did not represent a strategic shift with a major effect on the Company’s operations, and as such, has not been reflected as a discontinued operation under ASC Subtopic 205-20 — Discontinued Operations. The gain of disposition of the Forum was reported under the Entertainment segment. See Note 22, Segment Information for further details.

MADISON SQUARE GARDEN ENTERTAINMENT CORP.
NOTES TO CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS
(Continued)

Note 4. Revenue Recognition
For Fiscal Years 2022, 2021 and 2020, all revenue recognized in the consolidated and combined statements of operations is considered to be revenue from contracts with customers in accordance with ASC Topic 606, except for revenues from Arena License Agreements, leases and subleases that are accounted for in accordance with ASC Topic 842 of $73,279 and $24,325 for Fiscal Years 2022 and 2021, respectively. In Fiscal Years 2022 and 2021, the Company did not have any material provisions for credit losses on receivables or contract assets arising from contracts with customers.
In connection with the Entertainment Distribution, the Company entered into Arena License Agreements with MSG Sports that require the Knicks and the Rangers to play their home games at The Garden. These agreements also provide for the provision of certain services by the Company to MSG Sports for MSG Sports events that are held at The Garden and include revenue-sharing provisions for certain agreements entered into by the Company and MSG Sports. The Arena License Agreements contain both lease and non-lease components. The revenue to be recognized with respect to the lease components of the Arena License Agreements is accounted for as operating lease revenue in accordance with ASC Topic 842. The non-lease components are accounted for in accordance with ASC Topic 606, as further discussed below.
During Fiscal Years 2022 and 2021, the Company recognized $68,072 and $21,345, respectively, of revenues under the Arena License Agreements. With The Garden closed by government mandate, the Company did not recognize operating lease revenue under the Arena License Agreements in Fiscal Year 2020.
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
For sponsorship agreements entered into by the Company or by MSG Sports that contain performance obligations satisfied solely by the Company, revenue is generally recorded on a gross basis as the Company is the principal with respect to such performance obligations and controls the related goods or services before transfer to the customer. In accordance with the Arena License Agreements, MSG Sports is entitled to a share of the revenue generated from certain signage performance obligations where the Company is the principal. The Company records this signage revenue on a gross basis and MSG Sports’ share of such revenue as a component of direct operating expenses within the consolidated and combined statements of operations.
For Fiscal Years 2022, 2021 and 2020, the Company recorded revenue-sharing expense of $17,279, $558 and $110,002, respectively, for MSG Sports’ share of the Company’s revenues from (i) suite licenses, (ii) certain signage and sponsorships, and (iii) food and beverage based upon the provisions of the underlying contractual arrangements for the period subsequent to the Entertainment Distribution, and on the basis of direct usage when specifically identified or allocated proportionally for all prior periods.
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
The Company’s revenues also include revenue from the license of The Garden’s suites for the Company’s or MSG Sports’ events. Suite license arrangements are generally multi-year fixed-fee arrangements that include annual fee increases. Payment terms for suite license arrangements can vary by contract, but payments are generally due in installments prior to each license year. The Company’s performance obligations under such arrangements is to provide the licensee with access to the suite when events occur at The Garden. The Company accounts for the performance obligation under these types of arrangements as a series and, as a result, the related suite license fees for all years during the license term are aggregated and revenue is recognized proportionately over the license period as the Company satisfies the related performance obligation. Progress toward satisfaction of the Company’s annual suite license performance obligations is measured as access to the suite that is provided to the licensee for each event throughout the contractual term of the license.
The Company also earns revenues from the sale of advertising in the form of venue signage and other forms of sponsorship, which are not related to any specific event of the Company or MSG Sports. The Company’s performance obligations with respect to this advertising are satisfied as the related benefits are delivered over the term of the respective agreements.
MSG Networks Segment
The MSG Networks segment generates revenues principally from affiliation fees charged to cable, satellite, fiber-optic and other platforms (“Distributors”) for the right to carry its networks, as well as from the sale of advertising. Advertising revenue is largely derived from the sale of inventory in MSG Networks’ live professional sports programming, and as such, a significant share of this revenue has historically been earned in the second and third fiscal quarters. Due to the COVID-19 pandemic, the NBA and NHL 2020-21 regular seasons were delayed and primarily occurred during the third and fourth quarters of Fiscal Year 2021 and will affect the comparability in the second, third and the fourth fiscal quarters of Fiscal Year 2022.
Affiliation fee revenue is earned from Distributors for the right to carry the segment’s networks under affiliation agreements. The performance obligation under these affiliation agreements is satisfied as MSG Networks provides its programming over the term of the agreement.
Substantially all of MSG Networks’ affiliation agreements are sales-based and usage-based royalty arrangements; revenue is recognized as the sale or usage occurs. The transaction price is represented by affiliation fees that are generally based upon contractual rates applied to the number of the Distributor’s subscribers who receive or can receive MSG Networks programming. Such subscriber information is generally not received until after the close of the reporting period, and in these cases, the Company estimates the number of subscribers. Historical adjustments to recorded estimates have not been material.
The MSG Networks segment also generates advertising revenue primarily through the sale of commercial time and other advertising inventory during its live professional sports programming. In general, these advertising arrangements either do not exceed one year or are primarily multi-year media banks, the elements of which are agreed upon each year. Advertising revenue is recognized as advertising is aired. In certain advertising arrangements, the Company guarantees specified viewer ratings for its programming. In such cases, the promise to deliver the guaranteed viewer ratings by airing the advertising represents MSG Networks’ performance obligation. A contract liability is recognized as deferred revenue to the extent any guaranteed viewer ratings are not met. This permits the customer to exercise a contractual right for additional advertising time. The related deferred revenue is subsequently recognized as revenue either when MSG Networks provides the required additional advertising time, or additional performance requirements become remote, which may be at the time the guarantee obligation contractually expires.

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
Disaggregation of Revenue
The following table disaggregates the Company’s revenue by major source and reportable segment based upon the timing of transfer of goods or services to the customer for Fiscal Years 2022, 2021 and 2020:

	Year Ended June 30, 2022
	Entertainment	MSG Networks	Tao Group Hospitality	Eliminations	Total
Event-related and entertainment dining and nightlife offerings (a)	$386,309	$—	$438,608	$(880)	$824,037
Sponsorship, signage and suite licenses (b)	156,387	6,470	4,521	(1,438)	165,940
Media related, primarily from affiliation agreements (b)	—	596,693	—	—	596,693
Other (c)	39,417	4,992	41,818	(21,558)	64,669
Total revenues from contracts with customers	$582,113	$608,155	$484,947	$(23,876)	$1,651,339

	Year Ended June 30, 2021
	Entertainment	MSG Networks	Tao Group Hospitality	Eliminations	Total
Event-related and entertainment dining and nightlife offerings (a)	$14,062	$—	$84,325	$(1,522)	$96,865
Sponsorship, signage and suite licenses (b)	16,308	4,022	4,736	(207)	24,859
Media related, primarily from affiliation agreements (b)	—	639,470	—	—	639,470
Other (c)	27,586	4,018	11,105	(14,015)	28,694
Total revenues from contracts with customers	$57,956	$647,510	$100,166	$(15,744)	$789,888

	Year Ended June 30, 2020
	Entertainment	MSG Networks	Tao Group Hospitality	Eliminations	Total
Event-related and entertainment dining and nightlife offerings (a)	$390,691	$—	$161,663	$(507)	$551,847
Sponsorship, signage and suite licenses (b)	176,798	5,196	1,640	(1,091)	182,543
Media related, primarily from affiliation agreements (b)	—	677,297	—	—	677,297
Other (c)	17,719	3,304	16,898	(13,590)	24,331
Total revenues from contracts with customers	$585,208	$685,797	$180,201	$(15,188)	$1,436,018

MADISON SQUARE GARDEN ENTERTAINMENT CORP.
NOTES TO CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS
(Continued)

_________________
(a)Event-related revenues and entertainment dining and nightlife offerings are recognized at a point in time. As such, these revenues have been included in the same category in the table above.
(b)See Note 2, Summary of Significant Accounting Policies, Revenue Recognition, and the segment discussion above within this Note for further details on the pattern of recognition of sponsorship, signage, suite license and media related revenues.
(c)Primarily consists of (i) revenues from sponsorship sales and representation agreements with MSG Sports, (ii) Tao Group Hospitality’s managed venue revenues, and (ii) advertising commission revenues recognized by the Entertainment segment from the MSG Networks segment of $20,878, $13,698 and $12,715 for Fiscal Years 2022, 2021 and 2020, respectively, that are eliminated in consolidation.
In addition to the disaggregation of the Company’s revenue by major source based upon the timing of transfer of goods or services to the customer disclosed above, the following table disaggregates the Company’s combined revenues by type of goods or services in accordance with the required entity-wide disclosure requirements of ASC Subtopic 280-10-50-38 to 40 and the disaggregation of revenue required disclosures in accordance with ASC Subtopic 606-10-50-5 for Fiscal Years 2022, 2021 and 2020.

	Year Ended June 30, 2022
	Entertainment	MSG Networks	Tao Group Hospitality	Eliminations	Total (d)
Ticketing and venue license fee revenues (a)	$250,092	$—	$—	$—	$250,092
Sponsorship and signage, suite, and advertising commission revenues (b)	219,113	—	—	(22,315)	196,798
Revenues from entertainment dining and nightlife offerings (c)	—	—	484,947	(1,561)	483,386
Food, beverage and merchandise revenues	109,915	—	—	—	109,915
Media networks revenues (d)	—	608,155	—	—	608,155
Other	2,993	—	—	—	2,993
Total revenues from contracts with customers	$582,113	$608,155	$484,947	$(23,876)	$1,651,339

	Year Ended June 30, 2021
	Entertainment	MSG Networks	Tao Group Hospitality	Eliminations	Total
Ticketing and venue license fee revenues (a)	$8,311	$—	$—	$—	$8,311
Sponsorship and signage, suite, and advertising commission revenues (b)	43,723	—	—	(13,905)	29,818
Revenues from entertainment dining and nightlife offerings (c)	—	—	100,166	(1,839)	98,327
Food, beverage and merchandise revenues	3,078	—	—	—	3,078
Media networks revenues (d)	—	647,510	—	—	647,510
Other	2,844	—	—	—	2,844
Total revenues from contracts with customers	$57,956	$647,510	$100,166	$(15,744)	$789,888

MADISON SQUARE GARDEN ENTERTAINMENT CORP.
NOTES TO CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS
(Continued)

	Year Ended June 30, 2020
	Entertainment	MSG Networks	Tao Group Hospitality	Eliminations	Total
Ticketing and venue license fee revenues (a)	$310,971	$—	$—	$—	$310,971
Sponsorship and signage, suite, and advertising commission revenues (b)	200,092	—	—	(13,806)	186,286
Revenues from entertainment dining and nightlife offerings (c)	—	—	180,201	(1,382)	178,819
Food, beverage and merchandise revenues	62,341	—	—	—	62,341
Media networks revenues (d)	—	685,797	—	—	685,797
Other	11,804	—	—	—	11,804
Total revenues from contracts with customers	$585,208	$685,797	$180,201	$(15,188)	$1,436,018
_________________
(a)Amounts include ticket sales, including other ticket-related revenue, and venue license fees from the Company’s events such as (i) concerts, (ii) the presentation of the Christmas Spectacular, and (iii) other live entertainment and sporting events.
(b)Amounts include (i) revenues from sponsorship sales and representation agreements with MSG Sports and (ii) advertising commission revenues recognized by the Entertainment segment from the MSG Networks segment of $20,878, $13,698 and $12,715 for Fiscal Years 2022, 2021 and 2020, respectively, that are eliminated in consolidation.
(c)Primarily consists of revenues from (i) entertainment dining and nightlife offerings and (ii) venue management agreements.
(d)Primarily consists of affiliation fees from Distributors and, to a lesser extent, advertising revenues through the sale of commercial time and other advertising inventory during MSG Networks programming.
Contract Balances
The following table provides information about the opening and closing contract balances from the Company’s contracts with customers as of June 30, 2022, 2021 and 2020.

	June 30,
	2022	2021	2020
Receivables from contracts with customers, net (a)	$215,261	$185,112	$165,377
Contract assets, current (b)	5,503	7,052	3,850
Contract assets, non-current (b)	756	87	37
Deferred revenue, including non-current portion (c)	228,703	210,187	195,865
_________________
(a)As of June 30, 2022, 2021 and 2020, the Company’s receivables from contracts with customers above included $4,618, $4,848 and $2,644, respectively, related to various related parties. See Note 21, Related Party Transactions for further details on these related party arrangements.
(b)Contract assets primarily relate to the Company’s rights to consideration for goods or services transferred to customers, for which the Company does not have an unconditional right to bill as of the reporting date. Contract assets are transferred to accounts receivable once the Company’s right to consideration becomes unconditional.
(c)Revenue recognized for Fiscal Year 2022 relating to the deferred revenue balance as of June 30, 2021 was $148,999.

MADISON SQUARE GARDEN ENTERTAINMENT CORP.
NOTES TO CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS
(Continued)

Transaction Price Allocated to the Remaining Performance Obligations
The following table depicts the estimated revenue expected to be recognized in the future related to performance obligations that are unsatisfied (or partially unsatisfied) as of June 30, 2022. This primarily relates to performance obligations under sponsorship and suite license agreements that have original expected durations longer than one year and for which the considerations are not variable. In developing the estimated revenue, the Company applies the allowable practical expedient and does not disclose information about remaining performance obligations that have original expected durations of one year or less.

Fiscal year ending June 30, 2023	$189,499
Fiscal year ending June 30, 2024	156,589
Fiscal year ending June 30, 2025	117,658
Fiscal year ending June 30, 2026	81,560
Fiscal year ending June 30, 2027	43,707
Thereafter	48,947
$637,960
Note 5. Restructuring Charges
For Fiscal Year 2022, the Company underwent organizational changes to further streamline operations. These measures included termination of certain employees and executives in the Entertainment reportable segment. During Fiscal Year 2022, the Company recorded $14,690 for restructuring charges related to the termination benefits provided to employees, inclusive of $4,589 of share-based compensation expenses for the acceleration of stock award vesting, which is reflected in additional paid-in capital. As of June 30, 2022, the Company had accrued severance of $8,081, which is expected to be paid by the end of Fiscal Year 2023.
During Fiscal Year 2021, the Company recorded $21,299 of restructuring charges, of which all amounts have been paid as of June 30, 2022. The Company implemented cost savings initiatives in order to streamline operations and preserve liquidity. These measures included a reduction in full-time workforce of approximately 360 employees primarily related to termination benefits provided to employees in the Entertainment reportable segment.
Such costs are reflected in restructuring charges in the accompanying consolidated and combined statements of operations for Fiscal Years 2022 and 2021.

MADISON SQUARE GARDEN ENTERTAINMENT CORP.
NOTES TO CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS
(Continued)

Note 6. Computation of Earnings (Loss) per Common Share
The following table presents a reconciliation of weighted-average shares used in the calculations of basic and diluted earnings (loss) per common share attributable to the Company’s stockholders.

	Years Ended June 30,
	2022	2021	2020
Net income (loss) available to Madison Square Garden Entertainment Corp.’s stockholders (numerator):
Net income (loss) attributable to Madison Square Garden Entertainment Corp.’s stockholders per statement of operations	$(194,395)	$(148,151)	$181,734
Adjustment of redeemable noncontrolling interest to redemption value	(3,173)	(8,728)	—
Net income (loss) attributable to Madison Square Garden Entertainment Corp.’s stockholders for EPS:	$(197,568)	$(156,879)	$181,734

Weighted-average shares (denominator):
Weighted-average shares for basic EPS	34,255	34,077	34,864
Dilutive effect of shares issuable under share-based compensation plans (a)	—	—	78
Weighted-average shares for diluted EPS	34,255	34,077	34,942
Weighted-average anti-dilutive shares (a)	—	—	1,002

EPS:
Basic earnings (loss) per common share attributable to Madison Square Garden Entertainment Corp.’s stockholders	$(5.77)	$(4.60)	$5.21
Diluted earnings (loss) per common share attributable to Madison Square Garden Entertainment Corp.’s stockholders	$(5.77)	$(4.60)	$5.20
_________________
(a)For Fiscal Years 2022 and 2021, all restricted stock units and stock options were excluded from the above table because the Company reported a net loss for the respective periods presented, and therefore, their impact on reported loss per share would have been antidilutive. See Note 17, Share-Based Compensation for further details.
On the Entertainment Distribution Date, 23,992 shares of the Company’s Class A Common Stock were distributed to MSG Sports stockholders as of the Record Date and were outstanding as of April 17, 2020. This share amount was used in the calculation of basic EPS for the periods prior to the Entertainment Distribution as the Company was a wholly-owned subsidiary of MSG Sports prior to the Entertainment Distribution Date.
Note 7. Cash, Cash Equivalents and Restricted Cash

The following table provides a summary of the amounts recorded as cash and cash equivalents, and restricted cash:

	As of
	June 30, 2022	June 30, 2021
Captions on the consolidated balance sheets:
Cash and cash equivalents	$828,540	$1,516,992
Restricted cash	17,470	22,984
Cash and cash equivalents, and restricted cash on the consolidated and combined statements of cash flows	$846,010	$1,539,976
The Company’s cash equivalents consists of money market accounts, time deposits and U.S. treasury bills of $773,902 and $1,361,730 for Fiscal Years 2022 and 2021, respectively. Cash equivalents are measured at fair value within Level I of the fair value hierarchy on a recurring basis using observable inputs that reflect quoted prices for identical assets in active markets.

MADISON SQUARE GARDEN ENTERTAINMENT CORP.
NOTES TO CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS
(Continued)

Note 8. Prepaid Expenses and Other Current Assets

Prepaid expenses and other current assets consisted of the following:

	As of
	June 30, 2022	June 30, 2021

Prepaid insurance	$10,492	$9,175
Prepaid revenue sharing expense	43,291	32,661
Other prepaid expenses	32,239	28,422
Deferred production costs — Christmas Spectacular and other productions	7,397	4,541
Inventory (a)	13,511	9,521
Contract assets (b)	5,574	7,126
Other	10,949	24,785
Total prepaid expenses and other current assets	$123,453	$116,231
_________________
(a)Inventory is mostly comprised of food and liquor for performance venues and Tao Group Hospitality.
(b)See Note 4, Revenue Recognition for more information on contract assets.

Note 9. Investments in Nonconsolidated Affiliates
The Company’s investments in nonconsolidated affiliates which are accounted for under the equity method of accounting and equity investments without readily determinable fair values consisted of the following:

	Ownership Percentage	Investment
June 30, 2022
Equity method investments:
SACO Technologies Inc. (“SACO”)	30%	$31,448
Others		5,248
Equity investments without readily determinable fair values (a)		7,108
Total investments in nonconsolidated affiliates		$43,804

June 30, 2021
Equity method investments:
SACO	30%	$36,265
Others		6,204
Equity investments without readily determinable fair values (a)		6,752
Total investments in nonconsolidated affiliates		$49,221
_________________
(a)For Fiscal Years 2022 and 2021, the Company did not have any impairment charges or changes in carrying value recorded to its equity securities without readily determinable fair values. For Fiscal Year 2020, the Company recorded an impairment charge of $533.

MADISON SQUARE GARDEN ENTERTAINMENT CORP.
NOTES TO CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS
(Continued)

Equity Method Investments
The Company determined that it has the ability to exert significant influence over the investee and therefore accounts for these investments under the equity method of accounting. For investments in limited partnerships in which the Company has an ownership interest that exceeds 3% to 5%, the Company also accounts for such investments under the equity method of accounting.
SACO
In Fiscal Year 2019, the Company acquired a 30% interest in SACO, a global provider of high-performance LED video lighting and media solutions, for a total consideration of $47,244. The Company is utilizing SACO as a preferred display technology provider for MSG Sphere based upon commercial terms. The total consideration consisted of a $42,444 payment at closing and a $4,800 deferred payment, which was made in October 2018. As of the acquisition date, the carrying amount of the investment was greater than the Company’s equity interest in the underlying net assets of SACO. As such, the Company allocated the difference to amortizable intangible assets of $25,350 and is amortizing these intangible assets on a straight-line basis over the expected useful lives ranging from 6 years to 12 years as a basis adjustment to the carrying amount of the investment.
Equity Investments with Readily Determinable Fair Value
As of June 30, 2022, the Company holds investments of (i) 583 shares of the Class A common stock of Townsquare Media, Inc. (“Townsquare”), (ii) 2,625 shares of the Class C common stock of Townsquare, and (iii) 869 shares of Class A common stock of DraftKings Inc. (“DraftKings”):
•Townsquare is a community-focused digital media, digital marketing solutions and radio company that has its Class A common stock listed on the New York Stock Exchange (“NYSE”) under the symbol “TSQ”.
•DraftKings is a digital sports entertainment and gaming company that is listed on the NASDAQ Stock Market (“NASDAQ”) under the symbol “DKNG”.
The fair value of the Company’s investments in Class A common stock of Townsquare and Class A common stock of DraftKings are determined based on quoted market prices in active markets on the NYSE and NASDAQ, respectively, which are classified within Level I of the fair value hierarchy. As a holder of Class C common stock of Townsquare, the Company is entitled to convert at any time all or any part of the Company’s shares into an equal number of shares of Class A common stock of Townsquare, subject to restrictions set forth in Townsquare’s certificate of incorporation. Therefore, the fair value of the Company’s investment in Class C common stock of Townsquare is also determined based on the quoted market price in an active market on the NYSE, which is classified within Level I of the fair value hierarchy.
The cost basis and the carrying fair value of these investments, which are reported under Other assets in the accompanying consolidated balance sheets as of June 30, 2022 and 2021, are as follows:

	Balance as of June 30, 2022
Equity Investment with Readily Determinable Fair Values	Shares Held	Cost Basis	Carrying Value / Fair Value
Townsquare Class A common stock	583	$4,221	$4,776
Townsquare Class C common stock	2,625	19,001	21,499
DraftKings Class A common stock	869	6,036	10,146
Total		$29,258	$36,421

MADISON SQUARE GARDEN ENTERTAINMENT CORP.
NOTES TO CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS
(Continued)

	Balance as of June 30, 2021
Equity Investment with Readily Determinable Fair Value	Shares Held	Cost Basis	Carrying Value / Fair Value
Townsquare Class A common stock	583	$4,221	$7,435
Townsquare Class C common stock	2,625	19,001	33,469
DraftKings Class A common stock	869	6,036	45,360
Total		$29,258	$86,264
The following table summarizes the realized and unrealized gains (loss) on equity investments with readily determinable fair value for Fiscal Years 2022, 2021 and 2020:

	June 30,
	2022	2021	2020
Unrealized gain (loss) — Townsquare	$(14,629)	$26,563	$(2,920)
Unrealized gain (loss)— DraftKings	(35,213)	26,942	34,197
Realized gain (loss) — DraftKings	—	(2,327)	6,351
	$(49,842)	$51,178	$37,628

Supplemental information on realized gain (loss):
Shares of common stock sold — DraftKings	—	420	197
Cash proceeds from common stock sold — DraftKings	$—	$22,079	$7,659
The realized and unrealized gains and losses on investments discussed above are reported under Other income (expense), net in the accompanying consolidated and combined statements of operations.

Note 10. Property and Equipment, Net
As of June 30, 2022 and 2021, property and equipment, net consisted of the following assets:

	June 30,
	2022	2021
Land	$140,239	$150,750
Buildings	997,345	996,295
Equipment	437,177	405,835
Aircraft	38,090	38,090
Furniture and fixtures	39,863	40,660
Leasehold improvements	232,819	214,678
Construction in progress (a)	2,031,972	1,194,525
	3,917,505	3,040,833
Less accumulated depreciation and amortization	(978,453)	(884,541)
	$2,939,052	$2,156,292
_________________
(a) Interest is capitalized during the construction period for significant long term construction projects. The Company capitalizes interest within the Entertainment segment in connection with the construction of MSG Sphere in Las Vegas. For Fiscal Years 2022 and 2021, the Company capitalized $48,507 and $34,890 of interest, respectively which is included in Construction in progress amounts above.

MADISON SQUARE GARDEN ENTERTAINMENT CORP.
NOTES TO CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS
(Continued)

The increase in Construction in progress is primarily associated with the development and construction of MSG Sphere in Las Vegas which includes capitalized labor and interest. The property and equipment balances above include $206,462 and $110,428 of capital expenditure accruals (primarily related to MSG Sphere construction) as of June 30, 2022 and 2021, respectively, which are reflected in Accrued and other current liabilities in the accompanying consolidated balance sheets.
Depreciation and amortization expense on property and equipment was $100,043, $92,394 and $94,851 for Fiscal Years 2022, 2021 and 2020, respectively.

Note 11. Leases
The following table summarizes the ROU assets and lease liabilities recorded on the Company’s consolidated balance sheets as of June 30, 2022 and 2021:

	Line Item in the Company’s Consolidated Balance Sheets	June 30, 2022	June 30, 2021
Right-of-use assets:
Operating leases	Right-of-use lease assets	$446,499	$280,579
Lease liabilities:
Operating leases, current	Operating lease liabilities, current	65,310	73,423
Operating leases, noncurrent	Operating lease liabilities, non-current	427,971	233,556
Total lease liabilities		$493,281	$306,979

The following table summarizes the activity recorded within the Company’s consolidated and combined statements of operations for Fiscal Years 2022, 2021 and 2020:

	Line Item in the Company’s Consolidated and Combined Statements of Operations	Years Ended June 30,
		2022	2021	2020
Operating lease cost	Direct operating expenses	$43,023	$31,074	$32,348
Operating lease cost	Selling, general and administrative expenses	30,053	26,438	25,081
Short-term lease cost	Direct operating expenses	—	—	348
Variable lease cost	Direct operating expenses	7,567	2,930	5,339
Variable lease cost	Selling, general and administrative expenses	61	57	61
Total lease cost		$80,704	$60,499	$63,177

The Company excluded its ground lease with a subsidiary of Las Vegas Gaming, LLC (“The Venetian”) associated with MSG Sphere in Las Vegas from the ROU assets and lease liabilities balances recorded on the consolidated balance sheets as the ground lease will have no fixed rent. The Venetian agreed to provide us with $75,000 to help fund the construction costs, including the cost of a pedestrian bridge that links MSG Sphere to The Venetian Expo. Through June 30, 2022, The Venetian paid us $65,000 of this amount for construction costs. If certain return objectives are achieved, The Venetian will receive 25% of the after-tax cash flow in excess of such objectives. The ground lease is for a term of 50 years, commencing upon substantial completion of the MSG Sphere.

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

Fiscal Year 2022	$—
Fiscal Year 2023	—
Fiscal Year 2024	—
Fiscal Year 2025	10,121
Fiscal Year 2026	16,276
Thereafter (Fiscal Year 2027 to Fiscal Year 2046)	877,996
Total lease payments	$904,393

Supplemental cash flow information related to operating leases is as follows:

	Years Ended June 30,
	2022	2021	2020
Cash paid for amounts included in the measurement of operating lease liabilities	$71,660	$55,271	$60,920
Lease assets obtained in exchange for new lease obligations	$341,934	47,790	16,765
For Fiscal Year 2022, the Company received $17,697 of tenant incentives from a landlord for capital expenditures on behalf of the Company.
Maturities of operating lease liabilities as of June 30, 2022 are as follows:

Fiscal year ending June 30, 2023	$69,070
Fiscal year ending June 30, 2024	78,175
Fiscal year ending June 30, 2025	56,577
Fiscal year ending June 30, 2026	33,704
Fiscal year ending June 30, 2027	42,932
Thereafter	456,503
Total lease payments	736,961
Less imputed interest	243,680
Total lease liabilities	$493,281

MADISON SQUARE GARDEN ENTERTAINMENT CORP.
NOTES TO CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS
(Continued)

The weighted average remaining lease term and weighted average discount rate for our operating leases are as follows:

	June 30,
	2022	2021
Weighted average remaining lease term (in years)	12.7	7.09
Weighted average discount rate	6.47%	7.85%
As of June 30, 2022, the Company’s existing operating leases, which are recorded on the accompanying financial statements, have remaining lease terms ranging from 0.3 years to 34.7 years.
For Fiscal Year 2022, the Company recorded a net loss of $284 resulting primarily from the extinguishment of lease liabilities and right-of-use lease assets associated with certain Hakkasan venues of Tao Group Hospitality due to decisions made by management to cease operations.
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

The Arena License Agreements provide that license fees are not required to be paid by MSG Sports during periods when The Garden is unavailable for use due to a force majeure event. As a result of government-mandated suspension of events at The Garden beginning on March 13, 2020 due to the impact of the COVID-19 pandemic, The Garden was not available for use by MSG Sports from the effective date of the Arena License Agreements through the first quarter of Fiscal Year 2021, and, accordingly, the Company did not record any operating lease revenue for this arrangement during the first quarter of Fiscal Year 2021. Use of The Garden resumed for Knicks and Rangers home games without fans in December 2020 and January 2021, respectively, and was available at 10% seating capacity from February through May 2021 when it became available at 100% seating capacity. The Company recorded $68,072 and $21,345 of revenues under the Arena License Agreements for Fiscal Year 2022 and 2021, respectively. In addition, the Company recorded revenues from third party and related party lease and sublease arrangements of $5,207 and $2,980 for Fiscal Year 2022 and 2021, respectively.

MADISON SQUARE GARDEN ENTERTAINMENT CORP.
NOTES TO CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS
(Continued)

Note 12. Goodwill and Intangible Assets
The carrying amounts and activity of goodwill from June 30, 2020 through June 30, 2022 are as follows:

	Entertainment	MSG Networks	Tao Group Hospitality	Total
Balance as of June 30, 2020	$74,309	$424,508	$—	$498,817
Acquisition of Hakkasan	—	—	3,378	3,378
Balance as of June 30, 2021	$74,309	$424,508	$3,378	$502,195
Measurement period adjustment for Hakkasan	—	—	(2,014)	(2,014)
Balance as of June 30, 2022	$74,309	$424,508	$1,364	$500,181
The Company’s indefinite-lived intangible assets, all of which are within the Entertainment segment, as of June 30, 2022 and 2021 are as follows:

	As of
	June 30, 2022	June 30, 2021
Trademarks	61,881	$61,881
Photographic related rights	1,920	1,920
Total	$63,801	$63,801
During the first quarter of Fiscal Years 2022 and 2021, the Company performed its annual impairment tests of goodwill and indefinite-lived intangible assets and determined that there were no impairments of goodwill and indefinite-lived intangible assets identified as of the impairment test date. MSG Networks Segment (and reporting unit) had a negative carrying amount of net assets as of June 30, 2022.
The Company’s intangible assets subject to amortization are as follows:

June 30, 2022	Gross	Accumulated Amortization	Net
Trade names	$112,094	$(32,143)	$79,951
Venue management contracts	84,855	(23,546)	61,309
Affiliate relationships	83,044	(62,019)	21,025
Non-compete agreements	9,000	(8,478)	522
Festival rights	8,080	(6,926)	1,154
Other intangibles	4,217	(4,094)	123
	$301,290	$(137,206)	$164,084

MADISON SQUARE GARDEN ENTERTAINMENT CORP.
NOTES TO CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS
(Continued)

June 30, 2021	Gross	Accumulated Amortization	Net
Trade names	$121,000	$(25,605)	$95,395
Venue management contracts	85,700	(17,518)	68,182
Affiliate relationships	83,044	(56,221)	26,823
Non-compete agreements	9,000	(6,913)	2,087
Festival rights	8,080	(2,696)	5,384
Other intangibles	4,217	(3,814)	403
	$311,041	$(112,767)	$198,274

Amortization expense for intangible assets was $24,586, $29,605 and $17,211 for Fiscal Years 2022, 2021 and 2020, respectively.
The Company’s annual amortization expense for existing intangible assets subject to amortization for each fiscal year from 2023 through 2027, and thereafter, is as follows:

Fiscal year ending June 30, 2023	$16,622
Fiscal year ending June 30, 2024	14,451
Fiscal year ending June 30, 2025	14,451
Fiscal year ending June 30, 2026	14,435
Fiscal year ending June 30, 2027	14,011
Thereafter	90,114
$164,084
As a result of operating disruptions in Fiscal Year 2020 due to the COVID-19 pandemic, the Company’s cash flows were directly impacted. These disruptions along with the deteriorating macroeconomic conditions and industry/market considerations were considered a “triggering event” for the Tao Group Hospitality reporting unit during Fiscal Year 2020, which required the Company to assess the carrying value of Tao Group Hospitality’s intangible assets, long-lived assets and goodwill, in that order in accordance with ASC Subtopic 350-30, for impairment.
The Company estimated the fair value of the Tao Group Hospitality reporting unit based on a discounted cash flow model (income approach), which relied on numerous assumptions and judgments that were subject to various risks and uncertainties. Principal assumptions utilized, all of which are considered Level III inputs under the fair value hierarchy, include the Company’s estimates of future revenue and terminal growth rates, margin assumptions and the discount rate applied to estimate future cash flows.
Based on this evaluation the Company recorded a non-cash goodwill impairment charge of $88,583 during Fiscal Year 2020 for the Tao Group Hospitality reporting unit. In addition, during Fiscal Year 2020, the Company recorded non-cash impairment charges of $8,047, $5,646, and $3,541, for property and equipment assets, right-of-use assets net of related lease liabilities, and certain intangible assets, respectively, during Fiscal Year 2020, which were associated with two venues within the Company’s Tao Group Hospitality reportable segment.

MADISON SQUARE GARDEN ENTERTAINMENT CORP.
NOTES TO CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS
(Continued)

Note 13. Accrued and Other Current Liabilities

Accrued and other current liabilities consisted of the following:

	As of
	June 30, 2022	June 30, 2021
Accrued payroll and employee related liabilities	$154,134	$107,258
Cash due to promoters	78,428	37,877
Capital expenditure accruals	206,462	110,428
Accrued expenses	79,666	87,443
Total accrued and other current liabilities	$518,690	$343,006

Note 14. Commitments and Contingencies
Commitments
As of June 30, 2022, commitments of the Company in the normal course of business in excess of one year are as follows:

	Commitments
	MSG Networks(a)	Entertainment(b)	Tao Group Hospitality(c)	Total
Fiscal year ending June 30, 2023	$279,604	$429,346	$2,650	$711,600
Fiscal year ending June 30, 2024	258,551	72,920	892	332,363
Fiscal year ending June 30, 2025	250,551	4,272	931	255,754
Fiscal year ending June 30, 2026	251,329	—	143	251,472
Fiscal year ending June 30, 2027	258,633	—	—	258,633
Thereafter	2,088,459	—	—	2,088,459
	$3,387,127	$506,538	$4,616	$3,898,281
_________________
(a)The Company has material off balance sheet arrangements related to the MSG Networks segment of (i) $3,327,527 associated with broadcast rights, $254,549 of which is due in Fiscal Year 2023, (ii) $27,779 associated with purchase commitments, $15,414 of which is due in Fiscal Year 2023, (iii) $5,612 associated with employment contracts, $2,787 of which is due in Fiscal Year 2023, and (iv) $26,209 associated with other MSG Network commitments, $6,854 of which is due in Fiscal Year 2023.
(b)The Company’s material off balance sheet arrangements related to Entertainment primarily relate to MSG Sphere in Las Vegas, including (i) commitments of $480,000 for which the timing of construction capital expenditures are mostly expected in Fiscal Year 2023 and (ii) $4,250 of commitments for other capital expenditures, equipment purchases, and services agreements. Entertainment’s other off balance sheet arrangements related to $14,791 for marketing partnership and other Entertainment IT commitments and $7,497 of letters of credit.
(c)The Company’s material off balance sheet arrangements related to Tao Group Hospitality include $3,866 for software and $750 of letters of credit.
See Note 11, Leases for more information regarding the Company’s contractually obligated minimum lease payments for operating leases having an initial noncancelable term in excess of one year for the Company’s venues, including the Tao Group Hospitality venues and various corporate offices. These commitments are presented exclusive of the imputed interest used to reflect the payment’s present value.
See Note 15, Credit Facilities for more information regarding the principal repayments required under the National Properties Facilities and the Tao Credit Facilities.

MADISON SQUARE GARDEN ENTERTAINMENT CORP.
NOTES TO CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS
(Continued)

Tao Group Hospitality equity holders have the right to put their equity interests in Tao Group Hospitality to a subsidiary of the Company. The purchase price is at fair market value subject, in certain cases, to a floor. Consideration paid upon exercise of such put right shall be, at the Company’s option, in cash, debt, or Class A Common Stock, subject to certain limitations. In addition, Hakkasan USA, Inc., a minority interest holder of Tao Group Sub-Holdings LLC, a subsidiary of Tao Group Hospitality, following the Hakkasan acquisition, has the right to put its equity interest in Tao Group Sub-Holdings LLC to Tao Group Hospitality for fair market value (subject to a floor value determined based upon a multiple of trailing EBITDA) beginning in 2026 and each second year thereafter by providing notice during a 30 day window starting June 1, 2025 (and each second June 1 thereafter). Consideration paid upon exercise of the put right shall be, at the option of Tao Group Hospitality, in cash, debt, or Class A Common Stock of the Company or its successor, subject to certain limitations. Additionally, Tao Group Hospitality may elect to satisfy this put obligation through a sale of Tao Group Sub-Holdings LLC or a going public transaction with respect to Tao Group Hospitality.
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
On September 10, 2021, the Court of Chancery entered an order consolidating two derivative complaints filed by purported Company stockholders. The consolidated action is captioned: In re Madison Square Garden Entertainment Corp. Stockholders Litigation, C.A. No. 2021-0468-KSJM. The consolidated plaintiffs filed their Verified Consolidated Derivative Complaint on October 11, 2021. The complaint, which names the Company as only a nominal defendant, retains all of the derivative claims and alleges that the members of the board of directors and controlling stockholders violated their fiduciary duties in the course of negotiating and approving the Merger. Plaintiffs seek, among other relief, an award of damages to the Company including interest, and plaintiffs’ attorneys’ fees. The Company and other defendants filed answers to the complaint on December 30, 2021. The Company substantially completed its production of documents responsive to plaintiffs’ requests on June 24, 2022, and continues to be engaged in responding to plaintiffs’ additional discovery requests. Pursuant to the indemnity rights in its bylaws and Delaware law, the Company is advancing the costs incurred by defendants in this action, and defendants may assert indemnification rights in respect of any adverse judgment or settlement of the action.
On September 27, 2021, the Court of Chancery entered an order consolidating four complaints filed by purported stockholders of MSG Networks Inc. The consolidated action is captioned: In re MSG Networks Inc. Stockholder Class Action Litigation, C.A. No. 2021-0575-KSJM. The consolidated plaintiffs filed their Verified Consolidated Stockholder Class Action Complaint on October 29, 2021. The complaint asserts claims on behalf of a putative class of former MSG Networks Inc. stockholders against each member of the board of directors of MSG Networks Inc. prior to the Merger. Plaintiffs allege that the MSG Networks Inc. board of directors and controlling stockholders breached their fiduciary duties in negotiating and approving the Merger. The Company is not named as a defendant but has been subpoenaed to produce documents and testimony related to the Merger. Plaintiffs seek, among other relief, monetary damages for the putative class and plaintiffs’ attorneys’ fees. Defendants to the MSG Networks Inc. consolidated action filed answers to the complaint on December 30, 2021. The Company substantially completed its production of documents responsive to plaintiffs’ requests on June 24, 2022, and continues to be engaged in responding to plaintiffs’ additional discovery requests. Pursuant to the indemnity rights in its bylaws and Delaware law, the Company is advancing the costs incurred by defendants in this action, and defendants may assert indemnification rights in respect of any adverse judgment or settlement of the action.
On March 3, 2022, the Court of Chancery approved a case schedule, governing the two consolidated actions, which set tentative trial dates for April 2023.
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
Note 15. Credit Facilities

The following table summarizes the presentation of the outstanding balances under the Company’s credit agreements as of June 30, 2022 and 2021:

	June 30, 2022			June 30, 2021
	Principal	Unamortized Deferred Financing Costs	Net	Principal	Unamortized Deferred Financing Costs	Net
Current Portion
MSG Networks Senior Secured Credit Facilities	$66,000	$(1,231)	$64,769	$49,500	$(1,255)	$48,245
National Properties Term Loan Facility	8,125	(3,213)	4,912	6,500	(6,783)	(283)
Tao Term Loan Facility	3,750	(225)	3,525	6,250	(239)	6,011
Other debt	637	—	637	—	—	—
Current portion of long-term debt, net of deferred financing costs	$78,512	$(4,669)	$73,843	$62,250	$(8,277)	$53,973

	June 30, 2022			June 30, 2021
	Principal	Unamortized Deferred Financing Costs	Net	Principal	Unamortized Deferred Financing Costs	Net
Noncurrent Portion
MSG Networks Senior Secured Credit Facilities	$932,250	$(1,484)	$930,766	$998,250	$(2,715)	$995,535
National Properties Term Loan Facility	641,875	(12,851)	629,024	640,250	(22,819)	617,431
National Properties Revolving Credit Facility	29,100	—	29,100	—	—	—
Tao Term Loan Facility	71,250	(895)	70,355	22,500	(475)	22,025
Tao Revolving Credit Facility	10,000	—	10,000	15,000	—	15,000
Other debt	—	—	—	637	—	637
Long-term debt, net of deferred financing costs	$1,684,475	$(15,230)	$1,669,245	$1,676,637	$(26,009)	$1,650,628

National Properties Facilities

General. On June 30, 2022, MSG National Properties, LLC (“MSG National Properties”) an indirect, wholly-owned subsidiary of the Company, MSG Entertainment Group, LLC (“MSG Entertainment Group”) and certain subsidiaries of MSG National Properties entered into a credit agreement with JP Morgan Chase Bank, N.A., as administrative agent and the lenders and L/C issuers party thereto (the “National Properties Credit Agreement”), providing for a five-year, $650,000 senior secured term loan facility (the “National Properties Term Loan Facility”) and a five-year, $100,000 revolving credit facility (the “National Properties Revolving Credit Facility” and, together with the National Properties Term Loan Facility, the “National Properties Facilities”). As of June 30, 2022, outstanding letters of credit were $6,631 and the remaining balance available under the National Properties Revolving Credit Facility was $70,900.

MADISON SQUARE GARDEN ENTERTAINMENT CORP.
NOTES TO CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS
(Continued)

Proceeds. The proceeds of the National Properties Facilities were used on the closing date to repay in full the obligations outstanding under MSG National Properties’ prior term loan facility (the “Prior National Properties Loan Facility”) and to pay fees and expenses in connection with the National Properties Facilities and the refinancing of the Prior National Properties Loan Facility. Up to $25,000 of the National Properties Revolving Credit Facility is available for the issuance of letters of credit. Proceeds of the National Properties Revolving Credit Facility may be used to fund working capital needs, for general corporate purposes of MSG National Properties and its subsidiaries, and to make distributions to MSG Entertainment Group.

Interest Rates. Borrowings under the current National Properties Facilities bear interest at a floating rate, which at the option of MSG National Properties may be either (a) a base rate plus an applicable margin ranging from 1.50% to 2.50% per annum, determined based on the total leverage ratio of MSG National Properties and its restricted subsidiaries (the “National Properties Base Rate”), or (b) Term SOFR plus an applicable margin ranging from 2.50% to 3.50% per annum, determined based on the total leverage ratio of MSG National Properties and its restricted subsidiaries (the “National Properties SOFR Rate”). The Prior National Properties Loan Facility bore interest at a floating rate, which at the option of MSG National Properties, was either (i) a base rate plus a margin of 5.25% per annum or (ii) LIBOR, with a floor of 0.75%, plus a margin of 6.25% per annum. As of June 30, 2022, the additional rate used in calculating the floating rate was (i) 3.50% per annum for borrowings bearing the National Properties Base Rate, and (ii) 1.63% per annum for borrowings bearing the National Properties SOFR Rate. The National Properties Credit Agreement requires MSG National Properties to pay a commitment fee ranging from 0.30% to 0.50% in respect of the daily unused commitments under the National Properties Revolving Credit Facility. MSG National Properties is also required to pay customary letter of credit fees, as well as fronting fees, to banks that issue letters of credit pursuant to the National Properties Credit Agreement. The interest rate on the National Properties Facilities as of June 30, 2022 was 5.13%.

Principal Repayments. Subject to customary notice and minimum amount conditions, the Company may voluntarily repay outstanding loans under the National Properties Facilities and terminate commitments under the National Properties Revolving Credit Facility, at any time, in whole or in part, subject only to customary breakage costs in the case of prepayment of Term SOFR loans. The National Properties Facilities will mature on June 30, 2027. The principal obligations under the National Properties Term Loan Facility are to be repaid in quarterly installments beginning with the fiscal quarter ending March 31, 2023, in an aggregate amount equal to 2.50% per annum (0.625% per quarter), stepping up to 5.0% per annum (1.25% per quarter) in the fiscal quarter ending September 30, 2025, with the balance due at the maturity of the facility. The principal obligations under the National Properties Revolving Credit Facility are due at the maturity of the facility.

Covenants. The National Properties Credit Agreement includes financial covenants requiring MSG National Properties and its restricted subsidiaries to maintain a specified minimum liquidity level, a specified minimum debt service coverage ratio and specified maximum total leverage ratio. The minimum liquidity level is set at $50,000, and is tested based on the level of average daily liquidity, consisting of cash and cash equivalents and available revolving commitments, over the last month of each quarter over the life of the National Properties Facilities. The debt service coverage ratio covenant begins testing in the fiscal quarter ending December 31, 2022, and is set at a ratio of 2:1 before stepping up to 2.5:1 in the fiscal quarter ending September 30, 2024. The leverage ratio covenant begins testing in the fiscal quarter ending June 30, 2023. It is tested based on the ratio of MSG National Properties and its restricted subsidiaries’ consolidated total indebtedness to adjusted operating income, with an initial maximum ratio of 6:1, stepping down to 5.5:1 in the fiscal quarter ending June 30, 2024 and 4.5:1 in the fiscal quarter ending June 30, 2026. As of June 30, 2022, MSG National Properties and its restricted subsidiaries were in compliance with the covenants of the National Properties Credit Agreement.

In addition to the financial covenants discussed above, the National Properties Credit Agreement and the related security agreement contain certain customary representations and warranties, affirmative and negative covenants and events of default. The National Properties Credit Agreement contains certain restrictions on the ability of MSG National Properties and its restricted subsidiaries to take certain actions as provided in (and subject to various exceptions and baskets set forth in) the National Properties Credit Agreement, including the following: (i) incur additional indebtedness; (ii) create liens on certain assets; (iii) make investments, loans or advances in or to other persons; (iv) pay dividends and distributions or repurchase capital stock (which will restrict the ability of MSG National Properties to make cash distributions to the Company); (v) repay, redeem or repurchase certain indebtedness; (vi) change its lines of business; (vii) engage in certain transactions with affiliates; (viii) amend their respective organizational documents; (ix) merge or consolidate; and (x) make certain dispositions.

MADISON SQUARE GARDEN ENTERTAINMENT CORP.
NOTES TO CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS
(Continued)

Guarantors and Collateral. All obligations under the National Properties Facilities are guaranteed by MSG Entertainment Group and MSG National Properties’ existing and future direct and indirect domestic subsidiaries, other than the subsidiaries that own The Garden and certain other excluded subsidiaries (the “Subsidiary Guarantors”).

All obligations under the National Properties Facilities, including the guarantees of those obligations, are secured by certain of the assets of MSG National Properties and the Subsidiary Guarantors (collectively, “Collateral”) including, but not limited to, a pledge of some or all of the equity interests held directly or indirectly by MSG National Properties in each Subsidiary Guarantor. The Collateral does not include, among other things, any interests in The Garden or the leasehold interests in Radio City Music Hall and the Beacon Theatre. Under certain circumstances, MSG National Properties is required to make mandatory prepayments on loans outstanding, including prepayments in an amount equal to the net cash proceeds of certain sales of assets or casualty insurance and/or condemnation recoveries (subject to certain reinvestment, repair or replacement rights), subject to certain exceptions.

Accounting Treatment. The Company evaluated the terms of the National Properties Term Loan Facility and the Prior National Properties Term Loan Facility and concluded such facilities to be substantially different for accounting purposes. As a result, the Company recorded a loss on extinguishment of approximately $35,700 in connection with the above financing transactions for Fiscal Year 2022.

MSG Networks Senior Secured Credit Facility
General. MSGN Holdings, L.P. (“MSGN L.P.”), MSGN Eden, LLC, an indirect subsidiary of the Company (through the Merger) and the general partner of MSGN L.P., Regional MSGN Holdings LLC, an indirect subsidiary of the Company and the limited partner of MSGN L.P. (collectively with MSGN Eden, LLC, the “MSGN Holdings Entities”), and certain subsidiaries of MSGN L.P. have senior secured credit facilities pursuant to a credit agreement (as amended and restated on October 11, 2019, the “MSGN Credit Agreement”) consisting of: (i) an initial $1,100,000 term loan facility (the “MSGN Term Loan Facility”) and (ii) a $250,000 revolving credit facility (the “MSGN Revolving Credit Facility”), each with a term of five years. Up to $35,000 of the MSGN Revolving Credit Facility is available for the issuance of letters of credit. Subject to the satisfaction of certain conditions and limitations, the MSGN Credit Agreement allows for the addition of incremental term and/or revolving loan commitments and incremental term and/or revolving loans. As of June 30, 2022, there were no borrowings or letters of credit issued and outstanding under the MSGN Revolving Credit Facility.

Interest Rates. Borrowings under the MSGN Credit Agreement bear interest at a floating rate, which at the option of MSGN L.P. may be either (i) a base rate plus an additional rate ranging from 0.25% to 1.25% per annum (determined based on a total net leverage ratio) (the “MSGN Base Rate”), or (ii) a Eurodollar rate plus an additional rate ranging from 1.25% to 2.25% per annum (determined based on a total net leverage ratio) (the “MSGN Eurodollar Rate”). Upon a payment default in respect of principal, interest or other amounts due and payable under the MSGN Credit Agreement or related loan documents, default interest will accrue on all overdue amounts at an additional rate of 2.00% per annum. The MSGN Credit Agreement requires that MSGN L.P. pay a commitment fee ranging from 0.225% to 0.30% (determined based on a total net leverage ratio) in respect of the average daily unused commitments under the MSGN Revolving Credit Facility. MSGN L.P. will also be required to pay customary letter of credit fees, as well as fronting fees, to banks that issue letters of credit. The interest rate on the MSGN Term Loan Facility as of June 30, 2022 was 3.17%.

Principal Repayments. Subject to customary notice and minimum amount conditions, MSGN L.P. may voluntarily repay outstanding loans under the MSGN Credit Agreement at any time, in whole or in part, without premium or penalty (except for customary breakage costs with respect to Eurodollar loans). The MSGN Term Loan Facility amortizes quarterly in accordance with its terms beginning March 31, 2020 through September 30, 2024 with a final maturity date of October 11, 2024. MSGN L.P. is required to make mandatory prepayments in certain circumstances, including without limitation from the net cash proceeds of certain sales of assets (including MSGN Collateral) or casualty insurance and/or condemnation recoveries (subject to certain reinvestment, repair or replacement rights) and the incurrence of certain indebtedness, subject to certain exceptions.

Covenants. The MSGN Credit Agreement generally requires the MSGN Holdings Entities and MSGN L.P. and its restricted subsidiaries on a consolidated basis to comply with a maximum total leverage ratio of 5.50:1.00, subject, at the option of MSGN L.P. to an upward adjustment to 6.00:1.00 during the continuance of certain events. In addition, the MSGN Credit Agreement requires a minimum interest coverage ratio of 2.00:1.00 for the MSGN Holdings Entities and MSGN L.P. and its restricted subsidiaries on a consolidated basis. All borrowings under the MSGN Credit Agreement are subject to the satisfaction of customary conditions, including absence of a default and accuracy of representations and warranties. As of June 30, 2022,

MADISON SQUARE GARDEN ENTERTAINMENT CORP.
NOTES TO CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS
(Continued)

the MSGN Holdings Entities and MSGN L.P. and its restricted subsidiaries on a consolidated basis were in compliance with the covenants.

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

Guarantors and Collateral. All obligations under the MSGN Credit Agreement are guaranteed by the MSGN Holdings Entities and MSGN L.P.’s existing and future direct and indirect domestic subsidiaries that are not designated as excluded subsidiaries or unrestricted subsidiaries (the “MSGN Subsidiary Guarantors,” and together with the MSGN Holdings Entities, the “MSGN Guarantors”). All obligations under the MSGN Credit Agreement, including the guarantees of those obligations, are secured by certain assets of MSGN L.P. and each MSGN Guarantor (collectively, “MSGN Collateral”), including, but not limited to, a pledge of the equity interests in MSGN L.P. held directly by the Holdings Entities and the equity interests in each MSGN Subsidiary Guarantor held directly or indirectly by MSGN L.P.

Tao Credit Facilities

General. On May 23, 2019, TAO Group Intermediate Holdings LLC (“TAOIH” or “Intermediate Holdings”) and TAO Group Operating LLC (“TAOG” or “Senior Borrower”), entered into a credit agreement (as amended on August 6, 2020, the “Tao Senior Credit Agreement”) with JPMorgan Chase Bank, N.A., as administrative agent, collateral agent and a letter of credit issuer, and the lenders party thereto. Together, the Tao Senior Credit Agreement and a $49,000 intercompany subordinated credit agreement that was set to mature in August 2024 between a subsidiary of the Company and TAO Group Sub-Holdings LLC, a subsidiary of TAO Group Holdings, LLC (as amended, the “Tao Subordinated Credit Agreement”), replaced the Senior Borrower’s prior credit agreement. The Tao Subordinated Credit Agreement was subsequently amended to increase the intercompany loan borrowing availability to $71,000.

An amendment to the Tao Senior Credit Agreement in August 2020 suspended the application of the financial maintenance covenants thereunder, modified certain restrictive covenants therein through December 31, 2021, modified the applicable interest rates and increased the minimum liquidity requirement under the Tao Term Loan Facility and for the availability under the Tao Revolving Credit Facility. As of January 1, 2022, such financial maintenance and restrictive covenant suspensions were no longer in effect.

TAOIH and its restricted subsidiaries were required to maintain a minimum consolidated liquidity, consisting of cash and cash equivalents and available revolving commitments, at all times of $10,000. In addition, in connection with the amendments, the Company, through its direct wholly owned subsidiary, MSG Entertainment Group, entered into a guarantee and reserve account agreement (i) to guarantee the obligations of TAOG under the Tao Senior Credit Agreement, (ii) to establish and grant a security interest in a reserve account that initially held a deposit of $9,800 and (iii) with a covenant to maintain a minimum liquidity requirement of no less than $75,000 at all times.

2022 Amendment and Restatement. On June 9, 2022, TAOG and TAOIH entered into an agreement to amend and restate the Tao Senior Credit Agreement (the “Restated Tao Senior Credit Agreement”) with JPMorgan Chase Bank, N.A., as agent, and the lenders party thereto. The Restated Tao Senior Credit Agreement provides TAOG with senior secured credit facilities (the “Tao Senior Secured Credit Facilities”) consisting of: (i) an initial $75,000 term loan facility with a term of five years (the “Tao Term Loan Facility”) and (ii) a $60,000 revolving credit facility with a term of five years (the “Tao Revolving Credit Facility”). Up to $5,000 of the Tao Revolving Credit Facility is available for the issuance of letters of credit. All borrowings under the Tao Revolving Credit Facility, including, without limitation, amounts drawn under the revolving line of credit are subject to the satisfaction of customary conditions. The Tao Senior Secured Credit Facilities were obtained without recourse to the Company

MADISON SQUARE GARDEN ENTERTAINMENT CORP.
NOTES TO CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS
(Continued)

or any of its affiliates (other than TAOG, TAOIH and certain of its subsidiaries). As of June 30, 2022, outstanding letters of credit were $750 and the remaining borrowing available under the Tao Revolving Credit Facility was $49,250.

Proceeds. A portion of the proceeds of the Tao Senior Secured Credit Facilities was used to repay in full the outstanding principal amount of the subordinated term loan ($63,000) under the Tao Subordinated Credit Agreement, together with all interest thereon, and the Tao Subordinated Credit Agreement and the loan documents related thereto have been terminated.

Interest Rates. Borrowings under the Restated Tao Senior Credit Agreement bear interest at a floating rate, which at the option of the Senior Borrower may be either (a) a base rate plus an additional rate ranging from 1.50% to 2.00% per annum (determined based on a total leverage ratio) (the “Tao Base Rate”), or (b) a SOFR rate plus an additional rate ranging from 2.50% to 3.00% per annum (determined based on a total leverage ratio) (the “Tao SOFR Rate”). Prior to the amendment on June 9, 2022, the Tao Senior Credit Agreement bore interest at a floating rate that was either a base rate plus an additional rate ranging from 1.50% to 2.00% per annum (determined based on a total leverage ratio) or a Eurocurrency rate plus an additional rate ranging from 2.50% to 3.50% per annum (determined based on a total leverage ratio). As of June 30, 2022, the additional rate used in calculating the floating rate was (i) 2.50% per annum for borrowings bearing the Tao Base Rate, and (ii) 1.28% per annum for borrowings bearing the Tao SOFR Rate. The Restated Tao Senior Credit Agreement requires TAOG to pay a commitment fee of 0.375% in respect of the daily unused commitments under the Tao Revolving Credit Facility (previously 0.50% prior to the amendment on June 9, 2022). TAOG is also required to pay customary letter of credit fees, as well as fronting fees, to banks that issue letters of credit pursuant to the Restated Tao Senior Credit Agreement. The interest rate on the Restated Tao Senior Credit Agreement as of June 30, 2022 was 3.78%.

Principal Repayments. Subject to customary notice and minimum amount conditions, TAOG may voluntarily repay outstanding loans under the Restated Tao Senior Credit Agreement at any time, in whole or in part, without premium or penalty. The Tao Term Loan Facility amortizes quarterly in accordance with its terms from June 9, 2022 through the maturity date on June 9, 2027. TAOG is required to make mandatory prepayments of the Tao Term Loan Facility from the net cash proceeds of certain sales of assets (including Tao Collateral) or casualty insurance and/or condemnation recoveries (in each case, subject to certain reinvestment, repair or replacement rights) and the incurrence of certain indebtedness, subject to certain exceptions.
Covenants. The Restated Tao Senior Credit Agreement requires TAOIH to comply with a maximum total leverage ratio of 3.50:1.00, a maximum senior leverage ratio of 2.50:1.00 and a minimum fixed charge coverage ratio of 1.25:1.00. The Restated Tao Senior Credit Agreement, among other things, (i) increased the minimum liquidity for TAOG to $20,000 and maximum capital expenditures to $30,000, with a one year carry forward of $20,000, (ii) increased the basket for the maximum amount of the incremental revolving credit facility to $50,000; and (iii) amended certain other financial covenants regarding leverage to allow up to $10,000 of cash netting. As of June 30, 2022, TAOG, TAOIH and the restricted subsidiaries were in compliance with the covenants of the Restated Tao Senior Credit Agreement.

In addition to the financial covenants described above, the Restated Tao Senior Credit Agreement and the related security agreements contain certain customary representations and warranties, affirmative covenants and events of default. The Restated Tao Senior Credit Agreement contains certain restrictions on the ability of TAOIH, TAOG and its restricted subsidiaries to take certain actions as provided in (and subject to various exceptions and baskets set forth in) the Restated Tao Senior Credit Agreement, including, without limitation, the following: (i) incurring additional indebtedness and contingent liabilities; (ii) creating liens on certain assets; (iii) making investments, loans or advances in or to other persons; (iv) paying dividends and distributions or repurchasing capital stock; (v) engaging in certain transactions with affiliates; (vi) amending specified agreements; (vii) merging or consolidating; (viii) making certain dispositions; and (ix) entering into agreements that restrict the granting of liens. Intermediate Holdings is subject to a customary passive holding company covenant.

Guarantors and Collateral. All obligations under the Restated Tao Senior Credit Agreement are guaranteed by MSG Entertainment Group, TAOIH and TAOIH’s existing and future direct and indirect domestic subsidiaries (other than (i) TAOG, (ii) domestic subsidiaries substantially all of whose assets consist of controlled foreign corporations and (iii) subsidiaries designated as immaterial subsidiaries or unrestricted subsidiaries) (the “Tao Subsidiary Guarantors,” and together with TAOIH, the “Tao Guarantors”). All obligations under the Restated Tao Senior Credit Agreement, including the guarantees of those obligations, are secured by substantially all of the assets of TAOG and each Tao Guarantor (collectively, “Tao Collateral”), including, but not limited to, a pledge of the equity interests in TAOG held directly by TAOIH and the equity interests in each Tao Subsidiary Guarantor held directly or indirectly by TAOIH.

MADISON SQUARE GARDEN ENTERTAINMENT CORP.
NOTES TO CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS
(Continued)

Accounting Treatment. The Company evaluated the terms of the Tao Senior Credit Agreement and the Restated Tao Senior Credit Agreement and concluded that such Agreements were not substantially different for accounting purposes. As a result, the Company accounted for the amendment in Fiscal Year 2022 as a modification of the previous arrangement.

Debt Maturities

Maturities for the outstanding long term debt balances as of June 30, 2022 were as follows:

	MSG Networks Senior Secured Credit Facilities	National Properties Facilities	Tao Senior Secured Credit Facilities	Other debt	Total
Fiscal year ending June 30, 2023	$66,000	$8,125	$3,750	$637	$78,512
Fiscal year ending June 30, 2024	82,500	16,250	3,750	—	102,500
Fiscal year ending June 30, 2025	849,750	16,250	5,625	—	871,625
Fiscal year ending June 30, 2026	—	32,500	7,500	—	40,000
Fiscal year ending June 30, 2027	—	605,975	64,375	—	670,350
Thereafter	—	—	—	—	—
	$998,250	$679,100	$85,000	$637	$1,762,987

Interest payments and loan principal repayments made by the Company under the credit agreements were as follows:

	Interest Payments			Loan Principal Repayments
	Years Ended June 30,			Years Ended June 30,
	2022	2021	2020	2022	2021	2020
MSG Networks Senior Secured Credit Facilities	$19,173	$18,559	$34,537	$49,500	$38,500	$35,000
National Properties Term Loan Facility	52,163	22,879	—	646,750	3,250	—
Tao Senior Credit Agreement	743	1,128	1,817	43,750	5,000	21,250
	$72,079	$42,566	$36,354	$740,000	$46,750	$56,250
The carrying value and fair value of the Company’s financial instruments reported in the accompanying consolidated balance sheets are as follows:

	June 30, 2022		June 30, 2021
	Carrying Value	Fair Value	Carrying Value	Fair Value
Liabilities
MSG Networks Senior Secured Credit Facilities	$998,250	$958,320	$1,047,750	$1,042,510
National Properties Facilities	$679,100	$679,100	$646,750	$669,386
Tao Senior Secured Credit Facilities	$85,000	$82,569	$43,750	$43,851
The Company’s long-term debt is classified within Level II of the fair value hierarchy as it is valued using quoted indices of similar instruments for which the inputs are readily observable.

MADISON SQUARE GARDEN ENTERTAINMENT CORP.
NOTES TO CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS
(Continued)

Note 16. Pension Plans and Other Postretirement Benefit Plans
Defined Benefit Pension Plans and Postretirement Benefit Plans
The Company sponsors a non-contributory, qualified cash balance retirement plan covering its non-union employees (the “Cash Balance Pension Plan”) and two unfunded non-contributory, non-qualified excess cash balance plans covering certain employees who participate in the underlying qualified plan (collectively, the “Cash Balance Plans”). Since March 1, 2011, the Cash Balance Pension Plan has also included the assets and liabilities of a frozen (as of December 31, 2007) non-contributory qualified defined benefit pension plan covering non-union employees hired prior to January 1, 2001. These plans are considered “Shared Plans”, as previously defined.
The Company also sponsors two unfunded non-contributory, non-qualified defined benefit pension plans for the benefit of certain employees who participated in underlying qualified plans, one of which merged into the Cash Balance Pension Plan on March 1, 2011 (collectively, the “Excess Plans”). As of December 31, 2007, the Excess Plans were amended to freeze all benefits earned through December 31, 2007 and to eliminate the ability of participants to earn benefits for future service under these plans. These plans are considered Shared Plans, as previously defined.
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
Lastly, the Company sponsors two non-contributory, qualified defined benefit pension plans covering certain of its union employees (the “UTT Plan” and the “Networks 1212 Plan”, collectively the ”Union Plans”). Benefits payable to retirees under the Union Plan are based upon years of Benefit Service (as defined in the Union Plan documents).
The Cash Balance Plans, Union Plans, and Excess Plans are collectively referred to as the “Pension Plans.”
The Company also sponsors two contributory welfare plans which provide certain postretirement healthcare benefits to certain employees hired prior to January 1, 2001, who are eligible to commence receipt of early or normal benefits under the Cash Balance Pension Plans, and their dependents, as well as certain union employees (“Postretirement Plans”).
For purposes of the consolidated and combined financial statements, it was determined that the Company was the obligor for these plans’ liabilities for the historical periods presented herein. Therefore, the consolidated and combined financial statements reflect the full impact of the Shared Plans and Direct Plan on both the consolidated and combined statements of operations and consolidated balance sheets. The pension expense related to employees of MSG Sports participating in any of these plans is reflected as a contributory charge from the Company to MSG Sports, resulting in a decrease to the expense recognized in the consolidated and combined statements of operations.
The following table summarizes the projected benefit obligations, assets, funded status and the amounts recorded on the Company’s consolidated balance sheets as of June 30, 2022 and 2021, associated with the Pension Plans and Postretirement Plans based upon actuarial valuations as of those measurement dates.

MADISON SQUARE GARDEN ENTERTAINMENT CORP.
NOTES TO CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS
(Continued)

	Pension Plans		Postretirement Plans
	June 30,		June 30,
	2022	2021	2022	2021
Change in benefit obligation:
Benefit obligation at beginning of period	$221,007	$224,633	$5,013	$5,700
Service cost	491	500	59	81
Interest cost	4,756	4,412	73	78
Actuarial loss (gain) (a)	(42,115)	1,793	(745)	(381)
Benefits paid	(8,540)	(6,286)	(339)	(399)
Curtailments	—	(91)	—	—
Plan settlements paid	—	(3,777)	—	—
Other	—	(177)	—	(66)
Benefit obligation at end of period	175,599	221,007	4,061	5,013
Change in plan assets:
Fair value of plan assets at beginning of period	169,882	176,364	—	—
Actual return on plan assets	(35,259)	1,824	—	—
Employer contributions	400	1,703	—	—
Benefits paid	(7,289)	(6,285)	—	—
Plan settlements paid	—	(3,724)	—	—
Fair value of plan assets at end of period	127,734	169,882	—	—
Funded status at end of period	$(47,865)	$(51,125)	$(4,061)	$(5,013)
_____________________
(a)In Fiscal Year 2022, the actuarial gains on the benefit obligations were primarily due to a net increase in discount and interest crediting rates. In Fiscal Year 2021, the actuarial losses on the benefit obligations were primarily due to a net decrease in discount and interest crediting rates.
Amounts recognized in the consolidated balance sheets as of June 30, 2022 and 2021 consist of:

	Pension Plans		Postretirement Plans
	June 30,		June 30,
	2022	2021	2022	2021
Current liabilities (included in accrued employee related costs)	$(1,534)	$(1,502)	$(497)	$(468)
Non-current liabilities (included in defined benefit and other postretirement obligations)	(46,331)	(49,623)	(3,564)	(4,545)
	$(47,865)	$(51,125)	$(4,061)	$(5,013)

Accumulated other comprehensive loss, before income tax, as of June 30, 2022 and 2021 consists of the following amounts that have not yet been recognized in net periodic benefit cost:

	Pension Plans		Postretirement Plans
	June 30,		June 30,
	2022	2021	2022	2021
Actuarial gain (loss)	$(49,793)	$(51,747)	$312	$(439)

MADISON SQUARE GARDEN ENTERTAINMENT CORP.
NOTES TO CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS
(Continued)

The following table presents components of net periodic benefit cost for the Pension Plans and Postretirement Plans included in the accompanying consolidated and combined statements of operations for Fiscal Years 2022, 2021 and 2020. Service cost is recognized in direct operating expenses and selling, general and administrative expenses. All other components of net periodic benefit cost are reported in Other income (expense), net.

	Pension Plans			Postretirement Plans
	Years Ended June 30,			Years Ended June 30,
	2022	2021	2020	2022	2021	2020
Service cost	$491	$500	$579	$59	$81	$96
Interest cost	4,756	4,412	6,674	73	78	168
Expected return on plan assets	(6,874)	(5,972)	(6,295)	—	—	—
Recognized actuarial loss	1,971	1,599	1,872	7	98	6
Amortization of unrecognized prior service cost (credit)	—	—	—	—	—	(3)
Settlement loss recognized (a)	—	870	67	—	—	—
Net periodic benefit cost	$344	$1,409	$2,897	$139	$257	$267
Contributory charge to Madison Square Garden Sports Corp. for participation in the Shared Plans and all allocation of costs related to the corporate employees	—	—	(173)	—	—	(26)
Net periodic benefit cost reported in the consolidated and combined statements of operations	$344	$1,409	$2,724	$139	$257	$241
_________________
(a)For Fiscal Years 2022, 2021 and 2020, lump-sum payments totaling $0, $52 and $551, respectively, were distributed to vested participants of the non-qualified excess cash balance plans, triggering the recognition of settlement losses in accordance with ASC Topic 715. Due to these pension settlements, the Company was required to remeasure its pension plan liability as of June 30,2021 and 2020 and for Fiscal Years 2021 and 2020, respectively. The weighted average discount rates used for the projected benefit obligation and interest cost were 2.49% and 1.30% as of June 30, 2022, respectively, 1.66% and 1.26% as of June 30, 2021, respectively, and 2.94% and 2.81% as of June 30, 2020, respectively. Additionally, settlement charges of $0, $870 and $67 were recognized in Other income (expense), net for Fiscal Years 2022, 2021 and 2020, respectively.

Other pre-tax changes in plan assets and benefit obligations recognized in other comprehensive income (loss) for Fiscal Years 2022, 2021 and 2020 are as follows:

	Pension Plans			Postretirement Plans
	Years Ended June 30,			Years Ended June 30,
	2022	2021	2020	2022	2021	2020
Actuarial gain (loss), net	$12	$(5,953)	$(1,712)	$744	$381	$123
Recognized actuarial loss	1,971	1,599	1,872	7	98	6
Recognized prior service credit	—	—	—	—	—	(3)
Curtailments	—	91	—	—	65	—
Settlement loss recognized	—	870	67	—	—	—
Total recognized in other comprehensive income (loss)	$1,983	$(3,393)	$227	$751	$544	$126

MADISON SQUARE GARDEN ENTERTAINMENT CORP.
NOTES TO CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS
(Continued)

Funded Status
The accumulated benefit obligation for the Pension Plans aggregated to $175,599 and $220,532 at June 30, 2022 and 2021, respectively. As of June 30, 2022 and 2021, each of the Pension Plans had accumulated benefit obligations and projected benefit obligations in excess of plan assets, except for the Networks 1212 Plan, which had plan assets in excess of projected benefit obligations.
Pension Plans and Postretirement Plan Assumptions
Weighted-average assumptions used to determine benefit obligations (made at the end of the period) as of June 30, 2022 and 2021 are as follows:

	Pension Plans		Postretirement Plans
	June 30,		June 30,
	2022	2021	2022	2021
Discount rate	4.85%	2.84%	4.64%	2.21%
Rate of compensation increase	3.00%	3.00%	n/a	n/a
Interest crediting rate	2.76%	2.32%	n/a	n/a
Healthcare cost trend rate assumed for next year	n/a	n/a	6.00%	6.25%
Rate to which the cost trend rate is assumed to decline (the ultimate trend rate)	n/a	n/a	5.00%	5.00%
Year that the rate reaches the ultimate trend rate	n/a	n/a	2027	2027

Weighted-average assumptions used to determine net periodic benefit cost (made at the beginning of the period) for Fiscal Years 2022, 2021 and 2020 are as follows:

	Pension Plans			Postretirement Plans
	Years Ended June 30,			Years Ended June 30,
	2022	2021	2020	2022	2021	2020
Discount rate - projected benefit obligation	2.60%	2.80%	3.57%	2.20%	2.12%	3.20%
Discount rate - service cost	3.13%	3.08%	3.70%	2.64%	2.48%	3.44%
Discount rate - interest cost	1.98%	2.16%	3.20%	1.61%	1.63%	2.88%
Expected long-term return on plan assets	4.79%	4.03%	5.38%	n/a	n/a	n/a
Rate of compensation increase	3.00%	3.00%	2.00%	n/a	n/a	n/a
Interest crediting rate	2.32%	1.37%	3.28%	n/a	n/a	n/a
Healthcare cost trend rate assumed for next year	n/a	n/a	n/a	6.25%	6.50%	6.75%
Rate to which the cost trend rate is assumed to decline (the ultimate trend rate)	n/a	n/a	n/a	5.00%	5.00%	5.00%
Year that the rate reaches the ultimate trend rate	n/a	n/a	n/a	2027	2027	2027
The discount rates were determined (based on the expected duration of the benefit payments for the plans) from the Willis Towers Watson U.S. Rate Link: 40-90 Discount Rate Model as of June 30, 2022 and 2021 to select a rate at which the Company believed the plans’ benefits could be effectively settled. This model was developed by examining the yields on selected highly rated corporate bonds. The expected long-term return on plan assets is based on a periodic review and modeling of the plans’ asset allocation structures over a long-term horizon. Expectations of returns for each asset class are the most important of the assumptions used in the review and modeling and are based on comprehensive reviews of historical data, forward-looking economic outlook, and economic/financial market theory. The expected long-term rate of return was selected from within the reasonable range of rates determined by (i) historical returns for the asset classes covered by the investment policy and (ii) projections of returns over the long-term period during which benefits are payable to plan participants.

MADISON SQUARE GARDEN ENTERTAINMENT CORP.
NOTES TO CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS
(Continued)

Plan Assets and Investment Policy
The weighted-average asset allocation of the Pension Plans’ assets at June 30, 2022 and 2021 was as follows:

	June 30,
Asset Classes (a):	2022	2021
Fixed income securities	81%	98%
Equity securities	12%	—%
Cash equivalents	7%	2%
	100%	100%
_____________________
(a)The Company’s target allocation for pension plan assets is 85% fixed income securities and 15% equity as of June 30, 2022.
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

MADISON SQUARE GARDEN ENTERTAINMENT CORP.
NOTES TO CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS
(Continued)

Investments at Estimated Fair Value
The cumulative fair values of the individual plan assets at June 30, 2022 and 2021 by asset class are as follows:

	Fair Value Hierarchy	June 30,
		2022	2021
Fixed income securities:
U.S. Treasury securities (a)	I	$672	$—
Money market fund (a)	I	8,529	2,948
U.S. corporate bonds (b)	II	—	100,230
Foreign issues (c)	II	—	20,119
Municipal bonds (c)	II	—	3,880
Mutual fund - equity (d)	II	15,661	—
Common collective trust (d)	II	102,872	42,705
Total investments measured at fair value		$127,734	$169,882
_____________________
(a)U.S. Treasury Securities and the money market fund are classified within Level I of the fair value hierarchy as they are valued using observable inputs that reflect quoted prices for identical assets in active markets.
(b)U.S. corporate bonds are classified within Level II of the fair value hierarchy as they are valued using quoted prices for similar assets in active markets, quoted prices for identical or similar assets in markets that are not active and evaluations based on various market and industry inputs.
(c)Foreign issued corporate bonds and municipal bonds are classified within Level II of the fair value hierarchy as they are valued at a price that is based on a compilation of primarily observable market information or a broker quote in a non-active over-the-counter market.
(d)Common collective trust (CCT) and the mutual fund, that are non-exchange traded funds, are classified within Level II of the fair value hierarchy at its net asset value (NAV) as reported by the Trustee and investment manager, respectively. The NAV is based on the fair value of the underlying investments held by the fund which are based on quoted market prices less its liabilities. Both CCT and the mutual fund publish its daily NAV and uses such value as the basis for current transactions.
Contributions for Qualified Defined Benefit Pension Plans
During Fiscal Year 2022, the Company contributed $400 to the UTT Plan. The Company expects to contribute $250 and $500 to the UTT and Networks 1212 Plans, respectively in Fiscal Year 2023.
Estimated Future Benefit Payments
The following table presents estimated future fiscal year benefit payments for the Pension Plans and Postretirement Plan:

	Pension Plans	Postretirement Plans
Fiscal year ending June 30, 2023	$13,760	$504
Fiscal year ending June 30, 2024	$10,916	$471
Fiscal year ending June 30, 2025	$10,742	$474
Fiscal year ending June 30, 2026	$11,525	$433
Fiscal year ending June 30, 2027	$11,764	$399
Fiscal years ending June 30, 2028 – 2032	$59,027	$1,763

MADISON SQUARE GARDEN ENTERTAINMENT CORP.
NOTES TO CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS
(Continued)

Defined Contribution Pension Plans
The Company sponsors The Madison Square Garden 401(k) Savings Plan (the “401(k) Plan”) and the MSG S&E, LLC Excess Savings Plan (collectively referred to as the “Savings Plans”). The 401(k) Plan is a multiple employer plan. For Fiscal Years 2022, 2021 and 2020, expenses related to the Savings Plans, excluding expenses related to MSG Sports employees, that are included in the accompanying consolidated and combined statements of operations were $9,217, $5,389 and $6,549, respectively. These amounts include $1,240 of expenses related to the Company’s corporate employees which were allocated to MSG Sports during Fiscal Year 2020.
In addition, the Company sponsors The Madison Square Garden 401(k) Union Plan (the “Union Savings Plan”). The Union Savings Plan is a multiple employer plan. For Fiscal Years 2022, 2021 and 2020, expenses related to the Union Savings Plan included in the accompanying consolidated and combined statements of operations were $394, $215 and $539, respectively.
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

MADISON SQUARE GARDEN ENTERTAINMENT CORP.
NOTES TO CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS
(Continued)

The following table outlines the Company’s participation in multiemployer defined benefit pension plans for Fiscal Years 2022, 2021 and 2020, and summarizes the contributions that the Company has made during each period. The “EIN” and “Pension Plan Number” columns provide the Employer Identification Number and the three-digit plan number for each applicable plan. The most recent Pension Protection Act zone status available as of June 30, 2022 and 2021 relates to the plan’s two most recent years ended which are indicated. Among other factors, plans in the red zone are generally less than 65% funded, plans in the orange zone are both less than 80% funded and have an accumulated funding deficiency or are expected to have a deficiency in any of the next six plan years, plans in the yellow zone are less than 80% funded, and plans in the green zone are at least 80% funded. The “FIP/RP Status Pending/Implemented” column indicates whether a funding improvement plan (“FIP”) for yellow/orange zone plans or a rehabilitation plan (“RP”) for red zone plans is either pending or has been implemented by the trustees of such plan. The zone status and any FIP or RP information is based on information that the Company received from the plan, and the zone status is as certified by the plan’s actuary. The last column lists the expiration date(s) or a range of expiration dates of the CBA to which the plans are subject. There are no other significant changes that affect such comparability.

			PPA Zone Status		FIP/RP Status Pending / Implemented	Company Contributions
			As of June 30,			Years Ended June 30,
Plan Name	EIN	Pension Plan Number	2022	2021		2022	2021	2020	Surcharge Imposed	Expiration Date of CBA
Pension Fund of Local No. 1 of I.A.T.S.E.	136414973	001	Green as of 2021-12-31	Green as of 2020-12-31	No	$2,032	$194	$1,831	No	6/30/2021 - 5/1/2023
All Other Multiemployer Defined Benefit Pension Plans						2,263	584	3,137
						$4,295	$778	$4,968

The Company was listed in the following plans’ Form 5500’s as providing more than 5% of the total contributions for the following plans and plan years:

Fund Name	Exceeded 5 Percent of Total Contributions	Year Contributions to Plan Exceeded 5 Percent of Total Contributions (As of Plan’s Year-End)
Pension Fund of Local No. 1 of I.A.T.S.E	True	December 31, 2020, 2019 and 2018
32BJ/Broadway League Pension Fund	True	December 31, 2020, 2019 and 2018
Treasurers and Ticket Sellers Local 751 Pension Fund	True	August 31, 2021, 2020 and 2019

Multiemployer Defined Contribution Pension Plans
The Company contributed $5,793, $1,706 and $6,398 for Fiscal Years 2022, 2021 and 2020, respectively, to multiemployer defined contribution pension plans.
Note 17. Share-based Compensation
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
The Company’s restricted stock units (“RSUs”), performance stock units (“PSUs”) and/or stock options held by individuals who are solely MSG Sports employees are not expensed by the Company; however, such RSUs/PSUs and/or stock options do have a dilutive effect on earnings (loss) per share available to the Company’s common stockholders.

MADISON SQUARE GARDEN ENTERTAINMENT CORP.
NOTES TO CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS
(Continued)

Share-based compensation expense was recognized in the consolidated and combined statements of operations as a component of direct operating expenses or selling, general and administrative expenses. Share-based compensation expense was $77,141, $70,584, and $61,425 for Fiscal Years 2022, 2021 and 2020, respectively. The total share-based compensation expense for Fiscal Year 2022 includes $4,589 which was reclassified to Restructuring charges in the consolidated and combined statements of operations, as detailed in Note 5, Restructuring Charges. For Fiscal Years 2022, 2021 and 2020, the Company capitalized $2,979, $5,467 and $5,051 of share-based compensation expense, respectively.
Restricted Stock Units Award Activity
The following table summarizes activity related to the Company’s RSUs for Fiscal Year 2022:

	Number of		Weighted-Average Fair Value Per Share At Date of Grant
	Nonperformance Based Vesting RSUs	Performance Based Vesting RSUs
Unvested award balance as of June 30, 2021	683	701	$76.15
Granted	644	497	$79.34
Performance Award Conversion	223	(223)	$82.63
Vested	(436)	(77)	$84.87
Forfeited	(42)	(53)	$76.48
Unvested award balance as of June 30, 2022	1,072	845	$75.70

The fair value of RSUs and PSUs that vested and were distributed during Fiscal Year 2022 was $39,531. Upon delivery, RSUs granted under the Employee Stock Plan (as defined below) were net share-settled to cover the required statutory tax withholding obligations. To fulfill the employees’ statutory minimum tax withholding obligations for the applicable income and other employment taxes, 222 of these RSUs, with an aggregate value of $17,342 were retained by the Company during Fiscal Year 2022, of which 6 of these RSUs, with an aggregate value of $477, were related to MSG Sports employees.

As of June 30, 2022, there was $80,759 of unrecognized compensation cost related to unvested RSUs and PSUs held by the Company’s employees. The cost is expected to be recognized over a weighted-average period of approximately 1.6 years. Additionally, there was $254 of unrecognized compensation cost related to unvested stock options held by the Company’s employees. The cost is expected to be recognized over a weighted-average period of approximately 0.2 years.

The following table summarizes additional information about restricted stock units:

	For the Fiscal Year Ended
	June 30, 2022	June 30, 2021	June 30, 2020
Weighted average grant date fair value per share of awards granted (a)	$79.34	$69.66	$81.88
Intrinsic value of awards vested (a)	$40,701	$26,160	$10,587
_____________________
(a) Includes the MSG Networks Inc. share conversion of 0.172 RSUs for the Company’s Class A Common Stock as mentioned below in the “Treatment After Merger with MSG Networks Inc.” section of the footnote. Intrinsic value for awards vested is based on the market value of the date of release.

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

The following table summarizes activity related to the Company’s stock options for Fiscal Year 2022:

	Number of Time Vesting Options	Number of Performance Based Vesting Options	Weighted-Average Exercise Price Per Share	Weighted-Average Remaining Contractual Term (In Years)	Aggregate Intrinsic Value

Balance as of June 30, 2021	409	315	$103.88
Performance Award Conversion	315	(315)	$109.76
Balance as of June 30, 2022	724	—	$103.88	3.46	$—
Exercisable as of June 30, 2022	597	—	$108.29	3.21	$—

Effective as of the Entertainment Distribution, the Company adopted two share-based compensation plans: the 2020 Employee Stock Plan (the “Employee Stock Plan”) and the 2020 Stock Plan for Non-Employee Directors (the “Non-Employee Director Plan”).
Under the Employee Stock Plan, the Company is authorized to grant incentive stock options, non-qualified stock options, restricted shares, RSUs, stock appreciation rights and other equity-based awards. The Company may grant awards for up to 3,000 shares of Class A Common Stock (subject to certain adjustments). Options and stock appreciation rights under the Employee Stock Plan must be granted with an exercise price of not less than the fair market value of a share of Class A Common Stock on the date of grant and must expire no later than 10 years from the date of grant (or up to one additional year in the case of the death of a holder). The terms and conditions of awards granted under the Employee Stock Plan, including vesting and exercisability, were determined by the Compensation Committee of the Board of Directors (“Compensation Committee”) and included terms or conditions based upon performance criteria. RSUs that were awarded by the Company to its employees will settle in shares of Class A Common Stock (either from treasury or with newly issued shares), or, at the option of the Compensation Committee, in cash.
Under the Non-Employee Director Plan, the Company is authorized to grant non-qualified stock options, RSUs, restricted shares, stock appreciation rights and other equity-based awards. The Company may grant awards for up to 150 shares of Class A Common Stock (subject to certain adjustments). Options under the Non-Employee Director Plan must be granted with an exercise price of not less than the fair market value of a share of Class A Common Stock on the date of grant and must expire no later than 10 years from the date of grant (or up to one additional year in the case of the death of a holder). The terms and conditions of awards granted under the Non-Employee Director Plan, including vesting and exercisability, were determined by the Compensation Committee. Unless otherwise provided in an applicable award agreement, options granted under this plan will be fully vested and exercisable upon the date of grant. Unless otherwise provided in an applicable award agreement, RSUs granted under this plan will be fully vested upon the date of grant and will settle in shares of Class A Common Stock (either from treasury or with newly issued shares), or, at the option of the Compensation Committee, in cash, on the first business day after ninety days from the date the director's service on the Board of Directors ceases or, if earlier, upon the director’s death.
Treatment After the Distribution of Share-based Payment Awards Initially Granted Under MSG Sports Equity Award Programs
Prior to the Entertainment Distribution, certain employees and the non-employee directors of MSG Sports (some of whom are now employees or non-employee directors of the Company) participated in MSG Sports equity award programs (the “MSG Sports Stock Plans”). In connection with the Entertainment Distribution, each option to purchase MSG Sports’ Class A Common Stock became two options: one option to acquire MSG Sports Class A Common Stock and an option to acquire Class

MADISON SQUARE GARDEN ENTERTAINMENT CORP.
NOTES TO CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS
(Continued)

A Common Stock granted under the Employee Stock Plan. The exercise price of the option was allocated between the existing MSG Sports options and new Company options based upon the weighted average price of each of the MSG Sports Class A common stock and our Class A Common Stock over the ten trading days immediately following the Distribution as reported by Bloomberg, and the underlying share amount was consistent with the one-to-one distribution ratio (one share of our Class A common stock will be issued for every one share of MSG Sports Class A common stock). As a result of this adjustment, 69.5% of the pre-Distribution exercise price of options was allocated to the MSG Sports options and 30.5% was allocated to the Company options. In connection with the Entertainment Distribution, each holder of an MSG Sports employee RSU received one Company RSU in respect of every one MSG Sports RSU owned on the Record Date and continues to be entitled to a share of MSG Sports Class A common stock (or cash or other property) for each MSG Sports RSU in accordance with the MSG Sports award agreement. Additionally, each holder of an MSG Sports employee PSU received one Company PSU (at target performance) in respect of every one MSG Sports PSU (at target performance) owned on the Record Date and continues to be entitled to a share of MSG Sports Class A common stock (or cash or other property) for each MSG Sports PSU in accordance with the MSG Sports award agreement.
Further, in connection with the Entertainment Distribution, each holder of an MSG Sports director RSU received one share of our Class A Common Stock in respect of every one MSG Sports RSU owned on the Record Date and continue to be entitled to a share of MSG Sports Class A common stock (or cash or other property) in accordance with the MSG Sports award agreement.
Treatment After the Merger with MSG Networks Inc.
Prior to the Merger, share-based compensation awards were also granted under the MSG Networks Inc. 2010 Employee Stock Plan, as amended, (the “MSG Networks Employee Stock Plan”) and the MSG Networks Inc. 2010 Stock Plan for Non-Employee Directors (together with the MSG Networks Employee Stock Plan, the “MSGN Equity Incentive Plans”). Upon exercise of stock options or vesting of time-based RSUs and performance condition based RSUs, collectively referred to as RSUs, under MSGN Equity Incentive Plans, shares were either issued from MSG Networks Inc.’s unissued reserved stock or from treasury stock.
At the Effective Time, each RSU for MSG Networks Inc.’s common stock was converted into 0.172 RSUs for Class A Common Stock and each outstanding stock option for MSG Networks Inc.’s common stock was converted into 0.172 options for Class A Common Stock. The exercise price of stock options was adjusted by dividing the exercise price of MSG Networks Inc.’s stock options by 0.172 (rounded to the nearest whole cent). All outstanding performance-based vesting RSU or stock option awards for which the performance period had not been completed were converted into time-based (non-performance based) vesting RSUs or stock option awards, respectively, based on the 100% target number of shares included in the terms of the original award (“Performance Award Conversion”). This conversion did not result in a modification of the existing awards for accounting purposes.
In connection with the closing of the Merger, we assumed the MSG Networks Employee Stock Plan and may grant awards covering shares of Class A Common Stock under that plan to certain employees of the Company (non-overlap MSG Networks Inc. employees at the time of the Merger).
Under the MSG Networks Employee Stock Plan, the Company is authorized to grant incentive stock options, non-qualified stock options, restricted shares, RSUs, stock appreciation rights and other equity-based awards. The total number of shares of MSG Networks Inc. Class A Common Stock that were originally eligible to be issued pursuant to awards under MSG Networks Employee Stock Plan was 12,500 (subject to certain adjustments). Options and stock appreciation rights under the MSG Networks Employee Stock Plan must be granted with an exercise price of not less than the fair market value of a share of Class A Common Stock on the date of grant and must expire no later than 10 years from the date of grant (or up to one additional year in the case of the death of a holder). The terms and conditions of awards granted under the MSG Networks Employee Stock Plan, including vesting and exercisability, were determined by the Compensation Committee and included terms or conditions based upon performance criteria. RSUs that were awarded by the Company to its employees will settle in shares of Class A Common Stock (either from treasury or with newly issued shares), or, at the option of the Compensation Committee, in cash.

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
Note 19. Accumulated Other Comprehensive Loss
The following table details the components of accumulated other comprehensive loss:

	Pension Plans and Postretirement Plan	Cumulative Translation Adjustments	Accumulated Other Comprehensive Loss
Balance as of June 30, 2021	$(45,425)	$15,153	$(30,272)
Other comprehensive income (loss):
Other comprehensive loss before reclassifications	—	(25,034)	(25,034)
Amounts reclassified from accumulated other comprehensive loss (a)	2,734	—	2,734
Income tax benefit (expense)	2,404	1,813	4,217
Other comprehensive income (loss), total	5,138	(23,221)	(18,083)
Balance as of June 30, 2022	$(40,287)	$(8,068)	$(48,355)

	Pension Plans and Postretirement Plan	Cumulative Translation Adjustments	Accumulated Other Comprehensive Loss
Balance as of June 30, 2020	$(40,248)	$(10,225)	$(50,473)
Other comprehensive income (loss):
Other comprehensive income (loss) before reclassifications	(404)	27,688	27,284
Amounts reclassified from accumulated other comprehensive loss (a)	(2,445)	—	(2,445)
Income tax expenses	(2,328)	(2,310)	(4,638)
Other comprehensive income (loss), total	(5,177)	25,378	20,201
Balance as of June 30, 2021	$(45,425)	$15,153	$(30,272)

	Pension Plans and Postretirement Plan	Cumulative Translation Adjustments	Accumulated Other Comprehensive Loss
Balance as of June 30, 2019	$(41,673)	$(3,951)	$(45,624)
Other comprehensive income (loss):
Other comprehensive loss before reclassifications	(1,589)	(7,692)	(9,281)
Amounts reclassified from accumulated other comprehensive loss (a)	1,942	—	1,942
Income tax benefits (expenses)	(322)	1,418	1,096
Other comprehensive income (loss), total	31	(6,274)	(6,243)
Adjustment related to the transfer of Pension Plans and Postretirement Plan liabilities as a result of the Entertainment Distribution	1,394	—	1,394
Balance as of June 30, 2020	$(40,248)	$(10,225)	$(50,473)

MADISON SQUARE GARDEN ENTERTAINMENT CORP.
NOTES TO CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS
(Continued)

________________
(a)Amounts reclassified from accumulated other comprehensive loss represent curtailments, settlement losses recognized, the amortization of net actuarial gain (loss) and net unrecognized prior service credit included in net periodic benefit cost, which is reflected under Other income (expense), net in the accompanying consolidated and combined statements of operations (see Note 16, Pension Plans and Other Postretirement Benefit Plans).

Note 20. Income Taxes
For the periods prior to the Entertainment Distribution, the Company did not file separate tax returns as the Company was included in the tax grouping of other MSG Sports entities within the respective entity’s tax jurisdiction. The income tax provision included in these periods has been calculated using the separate return basis, as if the Company filed a separate tax return.
Income tax expense (benefit) is comprised of the following components:

	Years Ended June 30,
	2022	2021	2020
Current expense (benefit):
Federal	$(620)	$45,354	$58,530
State and other	6,105	31,728	34,460
	5,485	77,082	92,990
Deferred expense (benefit):
Federal	(27,904)	(47,149)	7,080
State and other	(3,366)	(24,208)	1,620
	(31,270)	(71,357)	8,700
Income tax expense (benefit)	$(25,785)	$5,725	$101,690
The income tax expense (benefit) differs from the amount derived by applying the statutory federal rate to pre-tax income (loss) principally due to the effect of the following items:

	Years Ended June 30,
	2022	2021	2020
Federal tax expense (benefit) at statutory federal rate	$(45,346)	$(33,767)	$52,816
State income taxes, net of federal benefit	(10,003)	(4,705)	31,111
Change in the estimated applicable tax rate used to determine deferred taxes	(4,199)	3,117	(662)
Nondeductible transaction costs	10,723	87	6,961
Federal tax credits	(2,150)	—	(1,480)
GAAP income of consolidated partnership attributable to non-controlling interest	(892)	3,857	6,703
Tax effect of indefinite intangible amortization	—	1,072	993
Change in valuation allowance	11,402	25,704	1,605
Nondeductible officers’ compensation	12,759	9,646	6,454
Nondeductible expenses	975	379	728
Excess tax benefit related to share-based payment awards	(87)	(105)	(3,852)
Other	1,033	440	313
Income tax expense (benefit)	$(25,785)	$5,725	$101,690
.

MADISON SQUARE GARDEN ENTERTAINMENT CORP.
NOTES TO CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS
(Continued)

The tax effects of temporary differences which give rise to significant portions of the deferred tax assets and liabilities at June 30, 2022 and 2021 are as follows:

	June 30,
	2022	2021
Deferred tax asset:
Net operating loss (“NOL”) carryforwards	$182,629	$172,432
Tax credit carryforwards	2,682	532
Accrued employee benefits	44,487	38,756
Restricted stock units and stock options	18,992	18,189
Deferred revenue	—	29,540
Right-of-use lease assets and lease liabilities, net	14,531	7,864
Investments	74,027	40,237
Other	—	6,912
Total deferred tax assets	$337,348	$314,462
Less valuation allowance	(80,835)	(69,900)
Net deferred tax assets	$256,513	$244,562

Deferred tax liabilities:
Intangible and other assets	$(307,964)	$(313,122)
Property and equipment	(89,750)	(120,981)
Prepaid expenses	(5,472)	(4,620)
Deferred interest	(3,282)	(6,164)
Deferred revenue	(9,332)	—
Other	(4,154)	—
Total deferred tax liabilities	$(419,954)	$(444,887)

Net deferred tax liability	$(163,441)	$(200,325)
In assessing the realizability of deferred tax assets, management considers whether it is more likely than not that some portion or all of the deferred tax asset will not be realized. The Company’s ability to realize its deferred tax assets depends upon the generation of sufficient future taxable income to allow for the utilization of its federal net operating loss carryforward and its future deductible temporary differences. As of June 30, 2022, based on current facts and circumstances, management believes that it is more likely than not that the Company will not realize the benefit for a portion of its deferred tax assets. Accordingly, a partial valuation allowance has been recorded as of June 30, 2022. The Company will continue to assess the realizability of its deferred tax assets on a quarterly basis.
The NOL carryforwards as of June 30, 2022 are approximately $539,000 and are carried forward indefinitely. The Company’s historical combined financial statements for periods prior to the Entertainment Distribution reflect NOLs and tax credits calculated on a separate return basis. These NOL carryforwards were calculated as if the Company operated as a separate stand-alone entity. Because the Entertainment Distribution involved a spin-off of the Company, substantially all of the NOLs and tax credits did not carry over to the Company.
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
The Company does not have any recorded tax benefit for uncertain tax positions as of June 30, 2022 and 2021.

MADISON SQUARE GARDEN ENTERTAINMENT CORP.
NOTES TO CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS
(Continued)

The Company was notified during Fiscal Year 2019 that the State of New Jersey initiated an examination of MSG Networks Inc.’s income tax returns for the tax years 2015 through 2017. The Company does not expect the examination, when finalized, to result in material changes to the tax returns.
The Company was notified during Fiscal Year 2021 that the State of New York initiated an audit of MSG Networks Inc.’s income tax return for the tax year 2019. The Company does not expect the examination, when finalized, to result in material changes to the tax return.
Income tax payments, net of refunds, were $(1,014), $101,972 and $75,328 for Fiscal Years 2022, 2021 and 2020, respectively.
Note 21. Related Party Transactions
As of June 30, 2022, members of the Dolan family including trusts for member of the Dolan family (collectively, the “Dolan Family Group”), for purposes of Section 13(d) of the Securities Exchange Act of 1934, as amended, collectively beneficially owned all of the Company’s outstanding Class B Common Stock and approximately 5.1% of the Company’s outstanding Class A Common Stock (inclusive of options exercisable within 60 days of June 30, 2022). Such shares of Class A Common Stock and Class B Common Stock, collectively, represent approximately 72.6% of the aggregate voting power of Company’s outstanding common stock. Members of the Dolan family are also the controlling stockholders of MSG Sports and AMC Networks Inc. (“AMC Networks”).
Current Related Party Arrangements
The Company is party to the following agreements and/or arrangements with MSG Sports:
•Media rights agreements with MSG Sports pursuant to which the Company has the exclusive live media rights to Knicks and Rangers games in their local markets;
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
•Transition services agreement (the “TSA”) pursuant to which the Company provides certain corporate and other transition services to MSG Sports, such as information technology, security, accounts payable, payroll, tax, certain legal functions, human resources, insurance and risk management, government affairs, investor relations, corporate communications, benefit plan administration and reporting, and internal audit functions as well as certain marketing functions, in exchange for service fees. MSG Sports also provides certain transition services to the Company, including certain legal functions, communications, ticket sales and certain operational and marketing services, in exchange for service fees;
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
Further, the Company shares certain executive support costs, including office space, executive assistants, security and transportation costs, for (i) the Company’s Executive Chairman and Chief Executive Officer with MSG Sports and (ii) the Company’s Vice Chairman with MSG Sports and AMC Networks. Prior to April 1, 2022, the Company also shared costs for the Company’s former President with MSG Sports. In addition, the Company, through its MSG Networks segment, has also entered into various agreements with AMC Networks with respect to a number of ongoing commercial relationships.
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
The Company is party to reciprocal time sharing/dry lease agreements with Charles F. Dolan and Sterling2k LLC (collectively, “CFD”), an entity owned and controlled by Deborah Dolan-Sweeney, the daughter of Charles F. Dolan and the sister of James L. Dolan, pursuant to which the Company has agreed from time to time to make its aircraft available to CFD and CFD has agreed from time to time to make their aircraft available to the Company. Pursuant to the terms of the agreements, CFD may lease on a non-exclusive, “time sharing” basis, certain Company aircraft.
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
Prior to December 21, 2021, the Company was also party to (i) a reciprocal time sharing/dry lease agreement with Quart 2C, LLC (“Q2C”), a company controlled by James L. Dolan and Kristin A. Dolan, his spouse and a director of the Company, pursuant to which the Company from time to time made its aircraft available to Q2C, and Q2C, from time to time made its aircraft available to the Company, and (ii) an aircraft support services agreement with an entity controlled by James L. Dolan, pursuant to which the Company provided certain aircraft support services. These agreements were no longer effective as of December 21, 2021.
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
As of June 30, 2022 and 2021, BCE had $875 and $792, respectively, of notes payable with respect to a loan received by BCE from its noncontrolling interest holder.
The Company has also entered into certain commercial agreements with its equity method investment nonconsolidated affiliates in connection with MSG Sphere. For Fiscal Years 2022 and 2021, the Company recorded $121,115 and $66,525, respectively, of capital expenditures in connection with services provided to the Company under these agreements. As of June 30, 2022 and 2021, accrued capital expenditures associated with related parties were $25,028 and $6,921, respectively, and are reported within Accrued and other current liabilities in the accompanying consolidated balance sheets.
Revenues and Operating Expenses
The following table summarizes the composition and amounts of the transactions with the Company’s affiliates. The significant components of these amounts are discussed below. These amounts are reflected in revenues and operating expenses in the accompanying consolidated and combined statements of operations for Fiscal Years 2022, 2021 and 2020:

	Years Ended June 30,
	2022	2021	2020
Revenues	$94,662	$37,914	$5,817
Operating expenses (credits):
Media rights fees	$163,131	$143,464	$140,058
Revenue sharing expenses	17,279	558	110,002
Allocation of charges for venue usage to MSG Sports	—	—	(46,072)
Reimbursement under Arena License Arrangements	(25,827)	(9,717)	—
General and administrative with MSG Sports — net of TSA credits	(38,254)	(36,502)	(116,946)
Origination, master control and technical services	4,880	4,784	4,690
Other operating expenses, net	4,013	4,594	11,836
Total operating expenses, net (a)	$125,222	$107,181	$103,568
_____________________
(a)Of the total operating expenses, net, $159,937, $139,089 and $208,678 for Fiscal Years 2022, 2021 and 2020, respectively, are included in direct operating expenses in the accompanying consolidated and combined statements of operations, and $(34,715), $(31,908) and $(105,110) for Fiscal Years 2022, 2021 and 2020, respectively, are included as net credits in selling, general and administrative expenses.
Revenues
Through Fiscal Year 2022, the Knicks and the Rangers played a total of 98 home games at The Garden and the Company recorded $68,072 of revenues under the Arena License Agreements for Fiscal Year 2022. In addition to the Arena License Agreements, the Company’s revenues from related parties primarily reflected sponsorship sales and service representation agreements of $17,570, and merchandise sharing revenues of $4,412 with MSG Sports for Fiscal Year 2022. The Company also earned $2,444 of sublease revenue from related parties during Fiscal Year 2022.
Through Fiscal Year 2021, the Knicks and the Rangers played a total of 69 home games at The Garden and the Company recorded $21,345 of revenues under the Arena License Agreements for Fiscal Year 2021. In addition, the Company recorded revenues under sponsorship sales and service representation agreements of $13,584 for Fiscal Year 2021. The Company also earned $2,450 of sublease revenue from related parties during Fiscal Year 2021.

MADISON SQUARE GARDEN ENTERTAINMENT CORP.
NOTES TO CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS
(Continued)

Operating Expenses
Media Rights Fees
MSG Networks’ media rights agreements with MSG Sports, effective as of July 1, 2015, provide the MSG Networks segment with the exclusive live media rights to Knicks and Rangers games in their local markets. These media rights fees are paid to MSG Sports.
Revenue sharing expenses
In connection with the Entertainment Distribution, revenue sharing expenses include MSG Sports’ share of the Company’s suite license arrangements and certain venue signage agreements entered into by the Company, as well as profit sharing expenses related to in-venue food and beverage sales in connection with the Arena License Agreements.
Allocation of Charges for Venue Usage to MSG Sports and Reimbursements under Arena License Arrangements
For purposes of the Company’s combined financial statements prior to the Entertainment Distribution, the Company allocated to MSG Sports certain expenses for the usage of The Garden, which were reported as a reduction of direct operating expense in the accompanying consolidated and combined statements of operations.
After the Entertainment Distribution, fees recognized by the Company under the Arena License Agreements with MSG Sports for use of The Garden are reported as operating lease revenues in accordance with ASC Topic 842, Leases. Because The Garden was closed by government mandate, the Company did not recognize operating lease revenue under the Arena License Agreements for the quarter ended September 30, 2020. Starting December 2020, the Garden reopened for games of the Knicks and the Rangers and the Company recorded $68,072 of revenues under the Arena License Agreements for Fiscal Year 2022. In addition, the Company recorded credits to direct operating expenses as a reimbursement under the Arena License Agreements of $25,827 and $9,717 for Fiscal Years 2022 and 2021, respectively. No credits were recorded for Fiscal Year 2020.
General and Administrative with MSG Sports — Net of TSA Credits
The Company’s corporate overhead expenses that are charged to MSG Sports are primarily related to centralized functions, including information technology, security, accounts payable, payroll, tax, legal, human resources, insurance and risk management, investor relations, corporate communications, benefit plan administration and reporting, and internal audit.
Prior to the Entertainment Distribution, allocations of corporate overhead and shared services expense were recorded by both the Company and MSG Sports for corporate and operational functions based on direct usage or the relative proportion of revenue, headcount or other measures of the Company or MSG Sports. After the Entertainment Distribution, general and administrative operating expenses with MSG Sports, net of TSA credits included in the table above primarily reflect charges from the Company to MSG Sports pursuant to the TSA of $38,254, $36,365 and $7,005 for Fiscal Years 2022, 2021 and 2020, respectively.
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

MADISON SQUARE GARDEN ENTERTAINMENT CORP.
NOTES TO CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS
(Continued)

Cash Management
MSG Sports uses a centralized approach to cash management and financing of operations. Prior to the Entertainment Distribution, the Company’s and other MSG Sports’ or MSG Sports subsidiaries’ cash was available for use and was regularly “swept” historically. Transfers of cash both to and from MSG Sports were included as components of MSG Sports Investment on the combined statements of divisional equity and redeemable noncontrolling interests. The main components of the net transfers (to)/from MSG Sports are cash pooling/general financing activities, various expense allocations to/from MSG Sports, and receivables/payables from/to MSG Sports deemed to be effectively settled upon the distribution of the Company by MSG Sports.
Note 22. Segment Information
As of June 30, 2022, the Company was comprised of three reportable segments: Entertainment, MSG Networks, and Tao Group Hospitality. The Company takes into account whether two or more operating segments can be aggregated together as one reportable segment as well as the type of discrete financial information that is available and regularly reviewed by its Chief Operating Decision Maker (“CODM”).
The Company incurs non-capitalizable content development and technology costs associated with the Company’s MSG Sphere initiative, which are reported in Entertainment. In addition to event-related operating expenses, Entertainment also includes other expenses such as (a) corporate and supporting department operating costs that are attributable to MSG Sphere development and (b) non-event related operating expenses for the Company’s venues, such as (i) rent for the Company’s leased venues, (ii) real estate taxes, (iii) insurance, (iv) utilities, (v) repairs and maintenance, (vi) labor related to the overall management of the venues, and (vii) depreciation and amortization expense related to the Company’s performance venues and certain corporate property, equipment and leasehold improvements. Additionally, the Company does not allocate any purchase accounting adjustments related to business acquisitions to the reporting segments.
The Company evaluates segment performance based on several factors, of which the key financial measure is operating income (loss) before the following adjustments, which is referred to as adjusted operating income (loss), a non-GAAP financial measure:
(i) adjustments to remove the impact of non-cash straight-line leasing revenue associated with the Arena License Agreements with MSG Sports,
(ii) depreciation, amortization and impairments of property and equipment, goodwill and intangible assets,
(iii) amortization for capitalized cloud computing arrangement costs,
(iv) share-based compensation expense,
(v) restructuring charges or credits,
(vi) merger and acquisition-related costs, including litigation expenses,
(vii) gains or losses on sales or dispositions of businesses and associated settlements,
(viii) the impact of purchase accounting adjustments related to business acquisitions, and
(ix) gains and losses related to the remeasurement of liabilities under the Company’s Executive Deferred Compensation Plan (which was established in November 2021).

MADISON SQUARE GARDEN ENTERTAINMENT CORP.
NOTES TO CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS
(Continued)

The Company believes that given the length of the Arena License Agreements and resulting magnitude of the difference in leasing revenue recognized and cash revenue received, the exclusion of non-cash leasing revenue provides investors with a clearer picture of the Company's operating performance. The Company believes that the exclusion of share-based compensation expense or benefit allows investors to better track the performance of the various operating units of the Company’s business without regard to the settlement of an obligation that is not expected to be made in cash. The Company eliminates merger and acquisition-related costs because the Company does not consider such costs to be indicative of the ongoing operating performance of the Company as they result from an event that is of a non-recurring nature, thereby enhancing comparability. In addition, management believes that the exclusion of gains and losses related to the remeasurement of liabilities under the Company’s Executive Deferred Compensation Plan, which are included for the first time this period, provides investors with a clearer picture of the Company’s operating performance given that, in accordance with GAAP, gains and losses related to the remeasurement of liabilities under the Company’s Executive Deferred Compensation Plan are recognized in Operating (income) loss whereas gains and losses related to the remeasurement of the assets under the Company’s Executive Deferred Compensation Plan, which are equal to and therefore fully offset the gains and losses related to the remeasurement of liabilities, are recognized in Other income (expense), net, which is not reflected in Operating income (loss).
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

MADISON SQUARE GARDEN ENTERTAINMENT CORP.
NOTES TO CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS
(Continued)

	Year Ended June 30, 2022
	Entertainment	MSG Networks	Tao Group Hospitality	Purchase accounting adjustments	Inter-segment eliminations	Total
Revenues	$655,392	$608,155	$484,947	$—	$(23,876)	$1,724,618
Direct operating expenses	420,305	320,278	264,641	6,099	(2,078)	1,009,245
Selling, general and administrative expenses	394,551	147,007	160,991	—	(20,753)	681,796
Depreciation and amortization	77,177	9,394	26,021	12,037	—	124,629
Impairment and other (gains) losses, net	(245)	—	(3,969)	1,169	—	(3,045)
Restructuring charges	14,238	452	—	—	—	14,690
Operating income (loss)	(250,634)	131,024	37,263	(19,305)	(1,045)	(102,697)
Loss in equity method investments						(5,027)
Interest income						4,210
Interest expense						(27,155)
Loss on extinguishment of debt						(35,815)
Other expense, net (a)						(49,448)
Loss from operations before income taxes						$(215,932)

Reconciliation of operating loss to adjusted operating loss:
Operating income (loss)	$(250,634)	$131,024	$37,263	$(19,305)	$(1,045)	$(102,697)
Add back:
Non-cash portion of arena license fees from MSG Sports	(27,754)	—	—	—	—	(27,754)
Share-based compensation expense	47,813	17,092	7,647	—	—	72,552
Depreciation and amortization	77,177	9,394	26,021	12,037	—	124,629
Restructuring charges	14,238	452	—	—	—	14,690
Impairment and other (gains) losses, net	(245)	—	(3,969)	1,169	—	(3,045)
Merger and acquisition related costs	20,834	27,683	247	—	—	48,764
Amortization for capitalized cloud computing costs	95	176	—	—	—	271
Other purchase accounting adjustments	—	—	—	6,099	—	6,099
Remeasurement of deferred compensation plan liabilities	46	—	—	—	—	46
Adjusted operating income (loss)	$(118,430)	$185,821	$67,209	$—	$(1,045)	$133,555

Other information:
Capital expenditures	$732,891	$3,673	$23,309	$—	$—	$759,873

MADISON SQUARE GARDEN ENTERTAINMENT CORP.
NOTES TO CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS
(Continued)

	Year Ended June 30, 2021
	Entertainment	MSG Networks	Tao Group Hospitality	Purchase accounting adjustments	Inter-segment eliminations	Total
Revenues	$82,281	$647,510	$100,166	$—	$(15,744)	$814,213
Direct operating expenses	103,089	262,859	66,591	3,334	(1,090)	434,783
Selling, general and administrative expenses	268,705	115,339	54,034	—	(13,723)	424,355
Depreciation and amortization	80,142	7,335	8,955	25,567	—	121,999
Restructuring charges	21,299	—	—	—	—	21,299
Operating income (loss)	(390,954)	261,977	(29,414)	(28,901)	(931)	(188,223)
Loss in equity method investments						(6,858)
Interest income						3,222
Interest expense						(20,423)
Other income, net (a)						51,488
Loss from operations before income taxes						$(160,794)

Reconciliation of operating income (loss) to adjusted operating income (loss):
Operating income (loss)	$(390,954)	$261,977	$(29,414)	$(28,901)	$(931)	$(188,223)
Add back:
Non-cash portion of arena license fees from MSG Sports	(13,026)	—	—	—	—	(13,026)
Share-based compensation expense	47,633	17,667	5,284	—	—	70,584
Depreciation and amortization	80,142	7,335	8,955	25,567	—	121,999
Restructuring charges	21,299	—	—	—	—	21,299
Merger and acquisition related costs	16,080	4,502	3,638	—	—	24,220
Other purchase accounting adjustments	—	—	—	3,334	—	3,334
Adjusted operating income (loss)	$(238,826)	$291,481	$(11,537)	$—	$(931)	$40,187

Other information:
Capital expenditures	$448,962	$3,853	$3,192	$—	$—	$456,007

MADISON SQUARE GARDEN ENTERTAINMENT CORP.
NOTES TO CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS
(Continued)

	Year Ended June 30, 2020
	Entertainment	MSG Networks	Tao Group Hospitality	Purchase accounting adjustments	Inter-segment eliminations	Total
Revenues	$585,208	$685,797	$180,201	$—	$(15,188)	$1,436,018
Direct operating expenses	388,643	282,837	116,638	4,361	(1,980)	$790,499
Selling, general and administrative expenses	282,043	100,829	63,049	6	(12,716)	$433,211
Depreciation and amortization	84,289	7,163	8,156	12,454	—	$112,062
Impairment for intangibles, long-lived assets, and goodwill	—	—	94,946	10,871	—	$105,817
Gain on disposal of assets held for sale	(240,783)	—	—	—	—	$(240,783)
Operating income (loss)	71,016	294,968	(102,588)	(27,692)	(492)	235,212
Loss in equity method investments						(4,433)
Interest income						22,227
Interest expense						(36,564)
Other income, net (a)						35,061
Income from operations before income taxes						$251,503

Reconciliation of operating income (loss) to adjusted operating income (loss):
Operating income (loss)	$71,016	$294,968	$(102,588)	$(27,692)	$(492)	$235,212
Add back:
Share-based compensation expense	41,227	19,235	963	—	—	61,425
Depreciation and amortization	84,289	7,163	8,156	12,454	—	112,062
Impairment for intangibles, long-lived assets, and goodwill	—	—	94,946	10,871	—	105,817
Gain on disposal of assets held for sale	(240,783)	—	—	—	—	(240,783)
Other purchase accounting adjustments	—	—	—	4,367	—	4,367
Adjusted operating income (loss)	$(44,251)	$321,366	$1,477	$—	$(492)	$278,100

Other information:
Capital expenditures	$448,944	$2,814	$3,482	$—	$—	$455,240

MADISON SQUARE GARDEN ENTERTAINMENT CORP.
NOTES TO CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS
(Continued)

_________________
(a)Other income (expense), net includes the following:

	Years Ended June 30,
	2022	2021	2020
Realized and unrealized gain (loss) on equity investments with readily determinable fair value, see Note 9 for further detail	$(49,842)	$51,178	$37,628
Non-service cost components of net periodic pension and postretirement benefit costs, see Note 16 for further detail	3	(1,090)	(2,269)
Dividend income from equity investments	—	—	722
Debt financing costs	—	—	(2,764)
Measurement alternative adjustments for equity investments without readily determinable fair value	—	—	(532)
Others, net, primarily reflects the impact of Tao Group Hospitality three-month lag elimination in Fiscal Year 2020	391	1,400	2,276
	$(49,448)	$51,488	$35,061

Substantially all revenues and assets of the Company’s reportable segments are attributed to or located in the United States. A majority of the Company’s revenues and assets are concentrated in the New York City metropolitan area.
Note 23. Concentrations of Risk
Accounts receivable, net on the accompanying consolidated balance sheets as of June 30, 2022 and June 30, 2021 include amounts due from the following individual customers, substantially derived from the MSG Networks segment, which accounted for the noted percentages of the gross balance:

	June 30, 2022	June 30, 2021
Customer A	14%	16%
Customer B	12%	15%
Customer C	10%	17%
Revenues in the accompanying consolidated and combined statements of operations for Fiscal Years 2022, 2021 and 2020 include amounts from the following individual customers, primarily derived from the MSG Networks segment, which accounted for the noted percentages of the total:

	Years Ended June 30,
	2022	2021	2020
Customer 1	10%	21%	12%
Customer 2	9%	20%	12%
As of June 30, 2022, approximately 2,200 full-time and part-time employees, who represent approximately 38% of the Company’s workforce, are subject to CBAs. Approximately 7% are subject to CBAs that expired as of June 30, 2022 and approximately 44% are subject to CBAs that will expire by June 30, 2023, if they are not extended prior thereto.
Note 24. Accounting for Entertainment Distribution and Merger Transactions
The Company accounted for the Entertainment Distribution and Merger transactions as follows:
Entertainment Distribution:

•Fiscal Year 2020 is presented as carve-out financial statements as the financial information from July 1, 2019 through April 17, 2020 was prepared on a standalone basis derived from the consolidated financial statements and accounting records of Former Parent. These consolidated and combined financial statements reflect the combined historical results of operations, financial position and cash flows of MSG Sports in accordance with GAAP and SEC Staff Accounting

MADISON SQUARE GARDEN ENTERTAINMENT CORP.
NOTES TO CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS
(Continued)

Bulletin Topic 1-B, Allocation of Expenses and Related Disclosure in Financial Statements of Subsidiaries, Divisions or Lesser Business Components of Another Entity.

•The combined financial statements include certain assets and liabilities that were historically held by MSG Sports or its subsidiaries but were specifically identifiable or otherwise attributable to the Company. Subsequent to the Entertainment Distribution, the net assets were transferred to the Company at a carry-over basis, and thus, the combined financial statements are reflected on a historical cost basis. All significant intercompany transactions between MSG Sports and the Company have been included as components of MSG Sports Corp. Investment in the combined financial statements, as they were considered effectively settled pursuant to the Entertainment Distribution.

•The financial information from July 1, 2019 through April 17, 2020 that is included in the results of operations for Fiscal Year 2020 includes allocations for certain support functions that were provided on a centralized basis and not historically recorded at the business unit level by MSG Sports, such as expenses related to executive management, finance, legal, human resources, government affairs, information technology, and venue operations, among others. As part of the Entertainment Distribution, certain corporate and operational support functions were transferred to the Company. These expenses have been allocated to MSG Sports on the basis of direct usage when identifiable, with the remainder allocated on a pro-rata basis of combined revenues, headcount or other measures of the Company or MSG Sports, which are recorded as a reduction of either direct operating expenses or selling, general and administrative expense. In addition, certain of the Company’s contracts with its customers for suite license, sponsorship, and venue signage arrangements contain performance obligations that are fulfilled by both the Company and MSG Sports. Revenue sharing expenses attributable to MSG Sports have primarily been recorded on the basis of specific identification where possible, with the remainder allocated proportionately as a component of direct operating expenses within the combined statements of operations.
•Management believes the assumptions underlying the combined financial statements, including those used in allocating general corporate expenses, are reasonable. Nevertheless, the combined financial statements may not include all of the actual expenses that would have been incurred by the Company and may not reflect its combined results of operations, financial position and cash flows had it been a standalone company during the period presented. Actual costs that would have been incurred if the Company had been a standalone company would depend on multiple factors, including organizational structure and strategic decisions made in various areas, including information technology and infrastructure. The Company is unable to quantify the amounts that it would have recorded during the historical periods on a standalone basis as it is not practicable to do so. See Note 22, Segment Information for more information regarding allocations of certain costs from the Company to MSG Sports.

•Most of the cash and cash equivalents held at the corporate level by MSG Sports were attributed to the Company for the period presented, and as such, cash was held in accounts legally owned by the Company. Transfers of cash both to and from MSG Sports are included as components of the MSG Sports Corp. Investment in the accompanying combined statements of divisional equity and redeemable noncontrolling interests. In connection with the Entertainment Distribution, the Company received $816,896 of cash and cash equivalents from MSG Sports.

•MSG Sports’ net investment in the Company has been presented as a component of divisional equity in the combined financial statements. Distributions made by MSG Sports to the Company, or to MSG Sports from the Company, are recorded as transfers to and from MSG Sports, and the net amount is presented on the combined statements of cash flows as “Net transfers to/from Madison Square Garden Sports Corp. and its subsidiaries”.

•As of the Entertainment Distribution date, MSG Sports’ net investment in the Company was contributed to MSG Sports’ stockholders through the distribution of all the common stock of the Company. The par value of the Company’s stock was recorded as a component of common stock, with the remaining balance recorded as additional paid-in capital in the consolidated and combined balance sheet on the Entertainment Distribution Date.

•In connection with the Entertainment Distribution, the Company entered into amended employment agreements with the redeemable noncontrolling interest holders of Tao Group Hospitality in the fourth quarter of Fiscal Year 2020, which provided the noncontrolling interest holders with put rights that could require the Company to purchase the remaining noncontrolling interest. In addition, in accordance with the transaction agreement related to the acquisition of Hakkasan in April 2021, the noncontrolling interest holders of the acquiree are provided with put rights that could require the Company to purchase the remaining noncontrolling interest. Upon the exercise of the put rights by the noncontrolling interest holders, the price to be paid for redeemable noncontrolling interests is the current fair market value of the redeemable noncontrolling interest, subject to a minimum price (“floor”). In accordance with ASC Topic 480, Distinguishing Liabilities From Equity, the Company elected to apply the Equity Classification —

MADISON SQUARE GARDEN ENTERTAINMENT CORP.
NOTES TO CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS
(Continued)

Entire Adjustment Method which treats the entire adjustment for the redeemable noncontrolling interests to an amount other than fair value using retained earnings (or additional paid-in capital in absence of retained earnings). The adjustments to retained earnings are not a component of net income attributable to the Company’s common stockholders, rather than the adjustment to the control number (numerator) of the EPS computation. See Note 6, Computation of Earnings (Loss) per Common Share for the adjustment of redeemable noncontrolling interest to redemption value in the computation of earnings per share.

•For purposes of the combined financial statements for the Entertainment Distribution, income tax expense has been recorded as if the Company filed tax returns on a standalone basis separate from Former Parent. This separate return methodology applies to accounting guidance for income taxes in the combined financial statements as if the Company was a standalone public company for the periods prior to the Entertainment Distribution. Therefore, cash tax payments and items of current and deferred taxes may not be reflective of the Company’s actual tax balances prior to or subsequent to the Entertainment Distribution. Prior to the Entertainment Distribution, the Company's operating results were included in Former Parent’s consolidated U.S. federal and state income tax returns. Pursuant to rules promulgated by the Internal Revenue Service and various state taxing authorities, the Company filed its initial U.S. income tax return for the period from April 18, 2020 through June 30, 2020. The calculation of the Company’s income taxes involves considerable judgment and use of both estimates and allocations. In addition, although the Company and MSG Networks Inc. did not file consolidated tax returns for periods prior to the Merger, income tax expense or benefit and deferred tax assets and liabilities have been presented on a combined basis for all historical periods.

Merger with MSG Networks Inc.:

•The Merger has been accounted for as a transaction between entities under common control as the Company and MSG Networks Inc. were, prior to the Merger, each controlled by the Dolan Family Group (as defined herein). Upon the closing of the Merger, the net assets of MSG Networks Inc. were consolidated with those of the Company at their historical carrying amounts and the companies are presented on a consolidated basis for all historical periods. As a result, all prior period balances in these consolidated and combined financial statements (including share activities) were retrospectively adjusted as if MSG Entertainment and MSG Networks Inc. had been operating as one company.
Note 25. Subsequent Events
On August 18, 2022, the Board of Directors approved the exploration of a potential spin-off that would create a separate publicly traded company comprised of its traditional live entertainment business and MSG Networks (collectively, “SpinCo”). The potential spin-off would separate these businesses from the Company’s MSG Sphere and Tao Group Hospitality businesses (collectively, “RemainCo”).
The transaction would be structured as a tax-free spin-off to all shareholders of the Company. In the first step of the transaction, record holders of Company Class A and Class B common stock would receive a pro-rata distribution expected to be equivalent, in aggregate, to an approximately two-thirds economic interest in SpinCo. The one-third economic interest in SpinCo would be available for use in a tax-free exchange offer for the common stock of RemainCo, to raise capital for general corporate purposes, and/or for use to a follow-on pro-rata spin-off to existing shareholders of RemainCo.
SpinCo is expected to include (i) the Company’s portfolio of venues – The Garden, Hulu Theater, Radio City Music Hall, the Beacon Theatre, and The Chicago Theatre, (ii) the Company’s entertainment and sports bookings business, (iii) the Radio City Rockettes and the Christmas Spectacular production, (iv) the Arena License Agreements with the New York Knicks and New York Rangers, and (v) MSG Networks, which owns the two regional sports and entertainment networks – MSG Network and MSG+, and a companion streaming app, MSG GO. If the potential spin-off occurs, RemainCo would be expected to include the first MSG Sphere, currently under construction in Las Vegas, and future MSG Sphere venues, a majority interest in Tao Group Hospitality, a one-third economic interest in SpinCo, and a majority of the Company’s cash and cash equivalents at the time of the spin-off.
Completion of the potential spin-off would be subject to various conditions, including certain league approvals, receipt of a tax opinion from counsel, and final approval by the Board of Directors.

MADISON SQUARE GARDEN ENTERTAINMENT CORP.
NOTES TO CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS
(Continued)

Note 26. Interim Financial Information (Unaudited)
The following is a summary of the Company’s selected quarterly financial data for Fiscal Years 2022 and 2021:

	Three Months Ended				Year Ended June 30, 2022
	September 30,	December 31,	March 31,	June 30,
	2021	2021	2022	2022
Revenues	$294,510	$516,439	$460,127	$453,542	$1,724,618
Operating expenses	377,848	481,089	458,084	510,294	1,827,315
Operating income (loss)	$(83,338)	$35,350	$2,043	$(56,752)	$(102,697)
Net income (loss)	$(76,655)	$5,019	$(19,306)	$(99,205)	$(190,147)
Net income (loss) attributable to Madison Square Garden Entertainment Corp.’s stockholders	$(79,232)	$2,271	$(17,491)	$(99,943)	$(194,395)
Basic earnings (loss) per common share attributable to Madison Square Garden Entertainment Corp.’s stockholders	$(2.32)	$0.07	$(0.51)	$(3.00)	$(5.77)
Diluted earnings (loss) per common share attributable to Madison Square Garden Entertainment Corp.’s stockholders	$(2.32)	$0.07	$(0.51)	$(3.00)	$(5.77)

	Three Months Ended				Year Ended June 30, 2021
	September 30,	December 31,	March 31,	June 30,
	2020	2020	2021	2021
Revenues	$170,546	$168,752	$214,318	$260,597	$814,213
Operating expenses	229,225	215,564	253,058	304,589	1,002,436
Operating loss	$(58,679)	$(46,812)	$(38,740)	$(43,992)	$(188,223)
Net loss	$(40,316)	$(60,075)	$(25,838)	$(40,290)	$(166,519)
Net loss attributable to Madison Square Garden Entertainment Corp.’s stockholders	$(35,797)	$(55,831)	$(18,260)	$(38,263)	$(148,151)
Basic loss per common share attributable to Madison Square Garden Entertainment Corp.’s stockholders	$(1.05)	$(1.64)	$(0.79)	$(1.12)	$(4.60)
Diluted loss per common share attributable to Madison Square Garden Entertainment Corp.’s stockholders	$(1.05)	$(1.64)	$(0.79)	$(1.12)	$(4.60)