Form 10-Q
period 2022-09-30
Madison Square Garden Entertainment Corp.
filed 2022-11-09
CIK 1795250

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
____________________
FORM 10-Q
________________________
(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2022
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). ☐ Yes ☑ No
Number of shares of common stock outstanding as of October 31, 2022:

Class A Common Stock par value $0.01 per share	—	27,683,119
Class B Common Stock par value $0.01 per share	—	6,866,754

MADISON SQUARE GARDEN ENTERTAINMENT CORP.
INDEX TO FORM 10-Q

Page
PART I. FINANCIAL INFORMATION

Item 1. Financial Statements (Unaudited)

Condensed Consolidated Balance Sheets as of September 30, 2022 and June 30, 2022	1

Condensed Consolidated Statements of Operations for the three months ended September 30, 2022 and 2021	2

Condensed Consolidated Statements of Comprehensive Loss for the three months ended September 30, 2022 and 2021	3

Condensed Consolidated Statements of Cash Flows for the three months ended September 30, 2022 and 2021	4

Condensed Consolidated Statements of Stockholders' Equity and Redeemable Noncontrolling Interests for the three months ended September 30, 2022 and 2021	5

Notes to Condensed Consolidated Financial Statements	6

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations	28

Item 3. Quantitative and Qualitative Disclosures About Market Risk	46

Item 4. Controls and Procedures	47

PART II. OTHER INFORMATION

Item 1. Legal Proceedings	48

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds	48

Item 6. Exhibits	49

PART I – FINANCIAL INFORMATION
Item 1. Financial Statements
MADISON SQUARE GARDEN ENTERTAINMENT CORP.
CONDENSED CONSOLIDATED BALANCE SHEETS (Unaudited)
(in thousands, except per share data)

	September 30, 2022	June 30, 2022
ASSETS
Current Assets:
Cash, cash equivalents and restricted cash	$458,893	$846,010
Accounts receivable, net	202,304	216,652
Prepaid expenses and other current assets	179,715	155,994
Total current assets	840,912	1,218,656
Non-Current Assets:
Property and equipment, net	3,226,436	2,939,052
Right-of-use lease assets	458,070	446,499
Goodwill	500,181	500,181
Intangible assets, net	222,005	227,885
Other non-current assets	178,449	189,887
Total assets	$5,426,053	$5,522,160
LIABILITIES, REDEEMABLE NONCONTROLLING INTERESTS AND EQUITY
Current Liabilities:
Accounts payable, accrued and other current liabilities	$517,265	$589,246
Current portion of long-term debt, net of deferred financing costs	86,168	73,843
Operating lease liabilities, current	62,887	65,310
Deferred revenue	253,781	228,032
Total current liabilities	920,101	956,431
Non-Current Liabilities:
Long-term debt, net of deferred financing costs	1,652,638	1,669,245
Operating lease liabilities, non-current	441,544	427,971
Deferred tax liabilities, net	161,509	163,441
Other non-current liabilities	145,824	145,496
Total liabilities	3,321,616	3,362,584
Commitments and contingencies (see Note 7)
Redeemable noncontrolling interests	185,711	184,192
Equity:
Class A Common Stock(a)	273	273
Class B Common Stock(b)	69	69
Additional paid-in capital	2,303,135	2,301,970
Accumulated deficit	(335,493)	(290,736)
Accumulated other comprehensive loss	(60,981)	(48,355)
Total Madison Square Garden Entertainment Corp. stockholders’ equity	1,907,003	1,963,221
Nonredeemable noncontrolling interests	11,723	12,163
Total equity	1,918,726	1,975,384
Total liabilities, redeemable noncontrolling interests and equity	$5,426,053	$5,522,160
_________________
(a)Class A Common Stock, $0.01 par value per share, 120,000 shares authorized;27,683 and 27,368 shares outstanding as of September 30, 2022 and June 30, 2022, respectively.
(b)Class B Common Stock, $0.01 par value per share, 30,000 shares authorized;6,867 shares outstanding as of September 30, 2022 and June 30, 2022.

See accompanying notes to the unaudited condensed consolidated financial statements.

MADISON SQUARE GARDEN ENTERTAINMENT CORP.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (Unaudited)
(in thousands, except per share data)

	Three Months Ended
	September 30,
	2022	2021
Revenues(a)	$401,218	$294,510
Direct operating expenses(a)	(253,901)	(165,761)
Selling, general and administrative expenses(a)	(164,410)	(174,839)
Depreciation and amortization	(29,755)	(29,430)
Impairment and other gains (losses), net	2,000	(7,818)
Operating loss	(44,848)	(83,338)
Interest income	3,954	775
Interest expense	(2,167)	(9,248)
Other income (expense), net	1,525	(3,754)
Loss from operations before income taxes	(41,536)	(95,565)
Income tax (expense) benefit	(2,507)	18,910
Net loss	(44,043)	(76,655)
Less: Net income attributable to redeemable noncontrolling interests	1,124	2,212
Less: Net (loss) income attributable to nonredeemable noncontrolling interests	(410)	365
Net loss attributable to Madison Square Garden Entertainment Corp.’s stockholders	$(44,757)	$(79,232)
EARNINGS PER SHARE DATA
Weighted-average shares outstanding:
Basic and diluted	34,403	34,095
Net loss from operations attributable to Madison Square Garden Entertainment Corp.’s stockholders per share:
Basic and diluted	$(1.30)	$(2.32)
_________________
(a)See Note 12, Related Party Transactions, for further information on related party revenues and expenses

See accompanying notes to the unaudited condensed consolidated financial statements.

MADISON SQUARE GARDEN ENTERTAINMENT CORP.
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS
(Unaudited)
(in thousands)

	Three Months Ended
	September 30,
	2022	2021
Net loss	$(44,043)	$(76,655)
Other comprehensive loss, before income taxes:
Amortization of prior service credit included in net periodic benefit cost	510	510
Cumulative translation adjustments	(16,080)	(6,418)
Other comprehensive loss, before income taxes	(15,570)	(5,908)
Income tax benefit related to items of other comprehensive loss	2,944	1,120
Other comprehensive loss, net of income taxes	(12,626)	(4,788)
Comprehensive loss	(56,669)	(81,443)
Less: Net income attributable to redeemable noncontrolling interests	1,124	2,212
Less: Net (loss) income attributable to nonredeemable noncontrolling interests	(410)	365
Comprehensive loss attributable to Madison Square Garden Entertainment Corp.’s stockholders	$(57,383)	$(84,020)

See accompanying notes to the unaudited condensed consolidated financial statements.

MADISON SQUARE GARDEN ENTERTAINMENT CORP.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)
(in thousands)

	Three Months Ended
	September 30,
	2022	2021
OPERATING ACTIVITIES:
Net loss	$(44,043)	$(76,655)
Adjustment to reconcile net loss to net cash (used in) provided by operating activities:
Depreciation and amortization	29,755	29,430
Impairment and other (gains) losses, net	(2,000)	7,818
Amortization of deferred financing costs	1,304	2,184
Benefit (expense) from deferred income taxes	1,012	(20,036)
Share-based compensation expense	15,188	19,528
Amortization of right-of-use assets	7,780	6,494
Net unrealized (gain) loss on equity investments with and without readily determinable fair value	(1,310)	2,460
Other non-cash adjustments	2,370	1,555
Change in assets and liabilities:
Accounts receivable, net	14,293	5,546
Prepaid expenses and other current assets	(30,212)	3,022
Accounts payable, accrued and other current liabilities	(92,590)	(29,891)
Deferred revenue	25,468	56,299
Right-of-use lease assets and operating lease liabilities	(8,198)	(766)
Net cash (used in) provided by operating activities	$(81,183)	$6,988
INVESTING ACTIVITIES:
Capital expenditures, net	$(270,088)	$(137,271)
Capitalized interest	(20,466)	(9,326)
Proceeds from sale of equity securities	3,819	—
Other investing activities	1,517	295
Net cash used in investing activities	$(285,218)	$(146,302)
FINANCING ACTIVITIES:
Proceeds from revolving credit facility	7,860	—
Taxes paid in lieu of shares issued for equity-based compensation	(13,967)	(14,903)
Noncontrolling interest holders’ capital contributions	500	872
Distributions to noncontrolling interest holders	(530)	—
Distributions to related parties associated with the settlement of certain share-based awards	(571)	(516)
Repayments of revolving credit facility	—	(15,000)
Principal repayments on long-term debt	(13,312)	(15,250)
Payments for financing costs	(3)	—
Net cash used in financing activities	$(20,023)	$(44,797)
Effect of exchange rates on cash, cash equivalents and restricted cash	(693)	(386)
Net decrease in cash, cash equivalents and restricted cash	(387,117)	(184,497)
Cash, cash equivalents and restricted cash at beginning of period	846,010	1,539,976
Cash, cash equivalents and restricted cash at end of period	$458,893	$1,355,479
NON-CASH INVESTING AND FINANCING ACTIVITIES:
Investments and loans to nonconsolidated affiliates	$1,969	$547
Capital expenditures incurred but not yet paid	$35,986	$16,052
Share-based compensation capitalized in property and equipment	$910	$751
See accompanying notes to the unaudited condensed consolidated financial statements.

MADISON SQUARE GARDEN ENTERTAINMENT CORP.
CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
AND REDEEMABLE NONCONTROLLING INTERESTS
(Unaudited)
(in thousands)

	Common Stock Issued	Additional Paid-In Capital	Accumulated Deficit	Accumulated Other Comprehensive Loss	Total Madison Square Garden Entertainment Corp. Stockholders’ Equity	Non - redeemable Noncontrolling Interests	Total Equity	Redeemable Noncontrolling Interests
Balance as of June 30, 2022	$342	$2,301,970	$(290,736)	$(48,355)	$1,963,221	$12,163	$1,975,384	$184,192
Net (loss) income	—	—	(44,757)	—	(44,757)	(410)	(45,167)	1,124
Other comprehensive loss	—	—	—	(12,626)	(12,626)	—	(12,626)	—
Share-based compensation	—	15,511	—	—	15,511	—	15,511	—
Tax withholding associated with shares issued for equity-based compensation	—	(13,967)	—	—	(13,967)	—	(13,967)	—
Accretion of put options	—	—	—	—	—	—	—	587
Contributions	—	—	—	—	—	500	500	—
Distributions	—	(379)	—	—	(379)	(530)	(909)	(192)
Balance as of September 30, 2022	$342	$2,303,135	$(335,493)	$(60,981)	$1,907,003	$11,723	$1,918,726	$185,711

Balance as of June 30, 2021	$340	$2,294,775	$(96,341)	$(30,272)	$2,168,502	$11,904	$2,180,406	$137,834
Net (loss) income	—	—	(79,232)	—	(79,232)	365	(78,867)	2,212
Other comprehensive loss	—	—	—	(4,788)	(4,788)	—	(4,788)	—
Share-based compensation	—	19,692	—	—	19,692	—	19,692	—
Tax withholding associated with shares issued for equity-based compensation	2	(14,905)	—	—	(14,903)	—	(14,903)	—
Accretion of put options	—	—	—	—	—	—	—	587
Adjustments of redeemable noncontrolling interest		(6,178)			(6,178)		(6,178)	66
Contributions	—	—	—	—	—	872	872	—
Distributions	—	(227)	—	—	(227)	—	(227)	(289)
Balance as of September 30, 2021	$342	$2,293,157	$(175,573)	$(35,060)	$2,082,866	$13,141	$2,096,007	$140,410
See accompanying notes to the unaudited condensed consolidated financial statements.

MADISON SQUARE GARDEN ENTERTAINMENT CORP.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
All amounts included in the following notes to condensed consolidated financial statements (unaudited) are presented in thousands, except per share data or as otherwise noted.

Note 1. Description of Business and Basis of Presentation
Description of Business
Madison Square Garden Entertainment Corp. (together with its subsidiaries, the “Company” or “MSG Entertainment”), is a leader in live entertainment comprised of iconic venues, marquee entertainment brands, regional sports and entertainment networks, popular dining and nightlife offerings, and a premier music festival. Utilizing the Company’s powerful brands and live entertainment expertise, the Company delivers unique experiences that set the standard for excellence and innovation while forging deep connections with diverse and passionate audiences. The Company is comprised of three reportable segments: Entertainment, MSG Networks and Tao Group Hospitality. As of September 30, 2022, there have been no changes to the reportable segments of the Company. See Note 1, Description of Business and Basis of Presentation, to the consolidated and combined financial statements included in the Form 10-K for the fiscal year ended June 30, 2022 as filed with the SEC on August 19, 2022 (the “2022 Form 10-K”) for more information regarding the details of the Company’s business.
Basis of Presentation
The Company reports on a fiscal year basis ending on June 30th (“Fiscal Year”). In these unaudited condensed consolidated interim financial statements (“financial statements”), the years ended on June 30, 2023 and 2022 are referred to as “Fiscal Year 2023” and “Fiscal Year 2022,” respectively. Certain Fiscal Year 2022 amounts have been reclassified to conform to the Fiscal Year 2023 presentation.
The accompanying financial statements have been prepared in accordance with U.S. generally accepted accounting principles (“GAAP”) for interim financial information and the instructions of Rule 10-01 of Regulation S-X of the Securities and Exchange Commission (“SEC”), and should be read in conjunction with the Company’s audited consolidated financial statements and notes thereto for Fiscal Year 2022 included in the 2022 Form 10-K.
In the opinion of the Company, the accompanying financial statements contain all adjustments, consisting of only normal recurring adjustments, necessary for a fair statement of its financial position as of September 30, 2022, and its results of operations for the three months ended September 30, 2022, and 2021, and cash flows for the three months ended September 30, 2022, and 2021. The condensed consolidated balance sheet as of Fiscal Year 2022, was derived from audited annual financial statements but does not contain all of the footnote disclosures from the annual financial statements.
The results of operations for the periods presented are not necessarily indicative of the results that might be expected for future interim periods or for the full year. As a result of the production of the Christmas Spectacular Starring the Radio City Rockettes (the “Christmas Spectacular”), arena license fees in connection with the use of Madison Square Garden (“The Garden”) by the New York Knicks (the “Knicks”) of the National Basketball Association (the “NBA”) and the New York Rangers (the “Rangers”) of the National Hockey League (the “NHL”), and MSG Networks’ advertising revenue being largely derived from the sale of inventory in its live NBA and NHL professional sports programming, the Company generally earns a disproportionate share of its annual revenues in the second and third quarters of its fiscal year.
Impact of the COVID-19 Pandemic
The Company’s operations and operating results were not materially impacted by the COVID-19 pandemic during the three months ended September 30, 2022, as compared to the prior year period, which was impacted by (i) fewer ticketed events at our performance venues due to the lead-time required to book touring acts and artists, (ii) a residual impact of reductions in MSG Networks media rights fees related to the shortened 2020-21 NHL season and (iii) certain regulatory requirements, including vaccination/mask requirements for our performance, entertainment dining and nightlife venues, which contributed to certain Tao Group Hospitality branded locations remaining closed during the period. See Note 1, Impact of the COVID-19 Pandemic, to the consolidated and combined financial statements included in the 2022 Form 10-K for more information regarding the impact of the COVID-19 pandemic on our business.
It is unclear to what extent COVID-19 concerns, including with respect to new variants, could result in new government or league-mandated capacity or other restrictions or vaccination/mask requirements or impact the use of and/or demand for our performance, entertainment dining and nightlife venues, demand for our sponsorship and advertising assets, deter our employees and vendors from working at our venues (which may lead to difficulties in staffing) or otherwise materially impact our operations.

MADISON SQUARE GARDEN ENTERTAINMENT CORP.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
(Continued)
Note 2. Accounting Policies
Principles of Consolidation
The financial statements of the Company include the accounts of Madison Square Garden Entertainment Corp. and its subsidiaries, which include Tao Group Holdings, LLC and its subsidiaries (“Tao Group Hospitality”) and Boston Calling Events, LLC (“BCE”). All significant intercompany transactions and balances have been eliminated in consolidation.
The financial statements of the Company include accounts of Tao Group Hospitality and BCE, in which the Company has controlling voting interests. The Company’s consolidation criteria are based on authoritative accounting guidance for identifying a controlling financial interest. Tao Group Hospitality and BCE are consolidated with the equity owned by other stockholders shown as redeemable or nonredeemable noncontrolling interests in the accompanying condensed consolidated balance sheets, and the other stockholders’ portion of net earnings (loss) and other comprehensive income (loss) shown as net income (loss) or comprehensive income (loss) attributable to redeemable or nonredeemable noncontrolling interests in the accompanying condensed consolidated statements of operations and condensed consolidated statements of comprehensive income (loss), respectively. See Note 2, Summary of Significant Accounting Policies, to the consolidated and combined financial statements included in the 2022 Form 10-K regarding the classification of redeemable noncontrolling interests of Tao Group Hospitality.
Use of Estimates
The preparation of the accompanying financial statements in conformity with GAAP requires management to make estimates and assumptions about future events. These estimates and the underlying assumptions affect the amounts of assets and liabilities reported, disclosures about contingent assets and liabilities, and reported amounts of revenues and expenses. Such estimates include the provision for credit losses, valuation of investments, goodwill, intangible assets, other long-lived assets, deferred tax assets, pension and other postretirement benefit obligations and the related net periodic benefit cost, and other liabilities. In addition, estimates are used in revenue recognition, rights fees, performance and share-based compensation, depreciation and amortization, litigation matters and other matters, as well as in the valuation of noncontrolling interests resulting from business combination transactions. Management believes its use of estimates in the financial statements to be reasonable.
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
Recently Issued and Adopted Accounting Pronouncements
Recently Issued Accounting Pronouncements
No recently issued accounting guidance materially impacted or is expected to impact the Company's financial statements.
Recently Adopted Accounting Pronouncements
In October 2021, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) No. 2021-08, Accounting for Contract Assets and Contract Liabilities From Contracts With Customers. This ASU requires that the acquiring entity in a business combination recognize and measure contract assets and contract liabilities acquired in accordance with ASC Topic 606. This standard was adopted by the Company in the first quarter of Fiscal Year 2023. The adoption of this standard had no impact on the Company’s financial statements.

MADISON SQUARE GARDEN ENTERTAINMENT CORP.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
(Continued)
Note 3. Revenue Recognition
Contracts with Customers
See Note 2, Summary of Significant Accounting Policies and Note 4, Revenue Recognition, to the consolidated and combined financial statements included in the 2022 Form 10-K for more information regarding the details of the Company’s revenue recognition policies. All revenue recognized in the condensed consolidated statements of operations is considered to be revenue from contracts with customers in accordance with ASC Topic 606, except for revenues from the arena license agreements that require the Knicks and the Rangers to play their home games at The Garden (the “Arena License Agreements”), leases and subleases that are accounted for in accordance with ASC Topic 842 of $2,786 and $2,316 for the three months ended September 30, 2022 and 2021, respectively.
Disaggregation of Revenue
The following tables disaggregate the Company’s revenue by major source and reportable segment based upon the timing of transfer of goods or services to the customer for the three months ended September 30, 2022 and 2021:

	Three Months Ended
	September 30, 2022
	Entertainment	MSG Networks	Tao Group Hospitality	Eliminations	Total
Event-related and entertainment dining and nightlife offerings (a)	$102,790	$—	$115,518	$(48)	$218,260
Sponsorship, signage and suite licenses (b)	38,393	244	803	(414)	39,026
Media related, primarily from affiliation agreements (b)	—	121,812	—	—	121,812
Other (c)	3,133	423	16,330	(552)	19,334
Total revenues from contracts with customers	$144,316	$122,479	$132,651	$(1,014)	$398,432

	Three Months Ended
	September 30, 2021
	Entertainment	MSG Networks	Tao Group Hospitality	Eliminations	Total
Event-related and entertainment dining and nightlife offerings (a)	$22,580	$—	$108,690	$(181)	$131,089
Sponsorship, signage and suite licenses (b)	7,776	636	135	—	8,547
Media related, primarily from affiliation agreements (b)	—	140,471	—	—	140,471
Other (c)	1,567	366	10,639	(485)	12,087
Total revenues from contracts with customers	$31,923	$141,473	$119,464	$(666)	$292,194
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
(b)See Note 2, Summary of Significant Accounting Policies, Revenue Recognition, and Note 4, Revenue Recognition, to the consolidated and combined financial statements included in the 2022 Form 10-K for further details on the pattern of recognition of sponsorship, signage and suite license revenues and media related revenue.
(c)Primarily consists of (i) revenues from sponsorship sales and representation agreements with Madison Square Garden Sports Corp. (“MSG Sports”), (ii) Tao Group Hospitality’s managed venue revenues, and (iii) advertising commission revenues recognized by the Entertainment segment from the MSG Networks segment of $376 and $410 for the three months ended September 30, 2022 and 2021, respectively, that are eliminated in consolidation.

MADISON SQUARE GARDEN ENTERTAINMENT CORP.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
(Continued)
In addition to the disaggregation of the Company’s revenue by major source based upon the timing of transfer of goods or services to the customer disclosed above, the following tables disaggregate the Company’s consolidated revenues by type of goods or services in accordance with the required entity-wide disclosure requirements of ASC Subtopic 280-10-50-38 to 40 and the disaggregation of revenue required disclosures in accordance with ASC Subtopic 606-10-50-5 for the three months ended September 30, 2022 and 2021:

	Three Months Ended
	September 30, 2022
	Entertainment	MSG Networks	Tao Group Hospitality	Eliminations	Total
Ticketing and venue license fee revenues (a)	$72,132	$—	$—	$—	$72,132
Sponsorship and signage, suite, and advertising commission revenues (b)	45,134	—	—	(791)	44,343
Revenues from entertainment dining and nightlife offerings (c)	—	—	132,651	(223)	132,428
Food, beverage and merchandise revenues	26,303	—	—	—	26,303
Media networks revenues (d)	—	122,479	—	—	122,479
Other	747	—	—	—	747
Total revenues from contracts with customers	$144,316	$122,479	$132,651	$(1,014)	$398,432

	Three Months Ended
	September 30, 2021
	Entertainment	MSG Networks	Tao Group Hospitality	Eliminations	Total
Ticketing and venue license fee revenues (a)	$16,836	$—	$—	$—	$16,836
Sponsorship and signage, suite, and advertising commission revenues (b)	10,813	—	—	(410)	10,403
Revenues from entertainment dining and nightlife offerings (c)	—	—	119,464	(256)	119,208
Food, beverage and merchandise revenues	3,923	—	—	—	3,923
Media networks revenues (d)	—	141,473	—	—	141,473
Other	351	—	—	—	351
Total revenues from contracts with customers	$31,923	$141,473	$119,464	$(666)	$292,194
_________________
(a)Amounts include ticket sales, including other ticket-related revenue, and venue license fees from the Company’s events such as (i) concerts and (ii) other live entertainment and sporting events.
(b)Amounts include (i) revenues from sponsorship sales and representation agreements with MSG Sports and (ii) advertising commission revenues recognized by the Entertainment segment from the MSG Networks segment of $376 and $410 for the three months ended September 30, 2022 and 2021, respectively, that are eliminated in consolidation.
(c)Primarily consist of revenues from (i) entertainment dining and nightlife offerings and (ii) venue management agreements.
(d)Primarily consist of affiliation fees from Distributors and, to a lesser extent, advertising revenues through the sale of commercial time and other advertising inventory during MSG Networks programming.

MADISON SQUARE GARDEN ENTERTAINMENT CORP.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
(Continued)
Contract Balances
The following table provides information about contract balances from the Company’s contracts with customers as of September 30, 2022 and June 30, 2022:

	September 30,	June 30,
	2022	2022
Receivables from contracts with customers, net (a)	$200,394	$215,261
Contract assets, current (b)	7,196	5,503
Contract assets, non-current (b)	869	756
Deferred revenue, including non-current portion (c)	254,162	228,703
_________________
(a)Receivables from contracts with customers, which are reported in Accounts receivable and Prepaid expenses and other current assets in the Company’s condensed consolidated balance sheets, represent the Company’s unconditional rights to consideration under its contracts with customers. As of September 30, 2022 and June 30, 2022, the Company’s receivables from contracts with customers above included $3,719 and $4,618, respectively, related to various related parties. See Note 12, Related Party Transactions for further details on related party arrangements.
(b)Contract assets, which are reported as Prepaid expenses and other current assets or Other non-current assets in the Company’s condensed consolidated balance sheets, primarily relate to the Company’s rights to consideration for goods or services transferred to customers, for which the Company does not have an unconditional right to bill as of the reporting date. Contract assets are transferred to accounts receivable once the Company’s right to consideration becomes unconditional.
(c)Deferred revenue primarily relates to the Company’s receipt of consideration from customers in advance of the Company’s transfer of goods or services to the customers. Deferred revenue is reduced and the related revenue is recognized once the underlying goods or services are transferred to a customer. Revenue recognized for the three months ended September 30, 2022 relating to the deferred revenue balance as of June 30, 2022 was $105,586.
Transaction Price Allocated to the Remaining Performance Obligations
As of September 30, 2022, the Company’s remaining performance obligations were approximately $680,000 of which 52% is expected to be recognized over the next two years and an additional 33% of the balance to be recognized in the following two years. This primarily relates to performance obligations under sponsorship and suite license arrangements that have original expected durations longer than one year and for which the consideration is not variable. In developing the estimated revenue, the Company applies the allowable practical expedient and does not disclose information about remaining performance obligations that have original expected durations of one year or less.
Note 4. Restructuring Charges
During Fiscal Year 2022, the Company underwent organizational changes to further streamline operations. These measures included termination of certain employees and executives in the Entertainment reportable segment.
The Company’s restructuring activity through September 30, 2022 is as follows:

June 30, 2022	$8,081
Restructuring charges	—
Payments	(148)
September 30, 2022	$7,933

MADISON SQUARE GARDEN ENTERTAINMENT CORP.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
(Continued)
Note 5. Investments in Nonconsolidated Affiliates
The Company’s investments in nonconsolidated affiliates, which are accounted for under the equity method of accounting or as equity investments without readily determinable fair value, are included within Other non-current assets on the accompanying condensed consolidated balance sheets and consisted of the following:

		Investment As of
	Ownership Percentage	September 30, 2022	June 30, 2022
Equity method investments:
SACO Technologies Inc. (“SACO”)	30%	$27,786	$31,448
Others		4,749	5,248
Equity securities without readily determinable fair values		9,076	7,108
Total investments in nonconsolidated affiliates		$41,611	$43,804

Equity Investments with Readily Determinable Fair Value
In addition to the investments discussed above, the Company holds investments of (i) Townsquare Media, Inc. (“Townsquare”), and (ii) DraftKings Inc. (“DraftKings”).
•Townsquare is a media, entertainment and digital marketing solutions company that is listed on the New York Stock Exchange (“NYSE”) under the symbol “TSQ.”
•DraftKings is a fantasy sports contest and sports gambling provider that is listed on the NASDAQ Stock Market (“NASDAQ”) under the symbol “DKNG” for its common stock.
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
The carrying fair value of these investments, which are reported under Other non-current assets in the accompanying condensed balance sheets as of September 30, 2022 and June 30, 2022, are as follows:

Equity Investments with Readily Determinable Fair Value	September 30, 2022	June 30, 2022
Townsquare Class A common stock	$4,234	$4,776
Townsquare Class C common stock	19,057	21,499
DraftKings common stock	10,142	10,146
Total Equity Investment with Readily Determinable Fair Values	$33,433	$36,421

MADISON SQUARE GARDEN ENTERTAINMENT CORP.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
(Continued)
The following table summarizes the realized and unrealized gain (loss) on equity investments with and without readily determinable fair value, which is reported in Other income (expenses), net, for the three months ended September 30, 2022 and 2021:

	Three Months Ended
	September 30,
	2022	2021
Unrealized (loss) gain— Townsquare	$(2,983)	$1,027
Unrealized gain (loss) — DraftKings	2,324	(3,487)
Unrealized gain — Other	1,969	—
Gains from shares sold — DraftKings	1,489	—
Total Realized and Unrealized gain (loss)	$2,799	$(2,460)
Supplemental information on realized gain:
Shares of common stock sold — DraftKings	200	—
Cash proceeds from common stock sold — DraftKings	$3,819	$—
Note 6. Property and Equipment
As of September 30, 2022 and June 30, 2022, property and equipment consisted of the following:

	September 30, 2022	June 30, 2022
Land	$133,893	$140,239
Buildings	1,035,072	997,345
Equipment, furniture and fixtures	499,382	477,040
Aircraft	38,090	38,090
Leasehold improvements	229,692	232,819
Construction in progress (a)	2,286,737	2,031,972
Total Property and equipment	4,222,866	3,917,505
Less accumulated depreciation and amortization	(996,430)	(978,453)
Property and equipment, net	$3,226,436	$2,939,052
_________________
(a)Construction in progress includes labor and interest that are capitalized during the construction period for significant long term construction projects. These costs primarily relate to the construction of MSG Sphere in Las Vegas. For the three months ended September 30, 2022, the Company capitalized $20,466 of interest.
The increase in Construction in progress is primarily associated with the development and construction of MSG Sphere in Las Vegas, which includes capitalized labor and interest. The property and equipment balances above include $235,847 and $206,462 of capital expenditure accruals (primarily related to MSG Sphere construction) as of September 30, 2022 and June 30, 2022, respectively, which are reflected in Accounts payable, accrued and other current liabilities in the accompanying condensed consolidated balance sheets.
Depreciation and amortization expense on property and equipment was $25,307 and $25,120 for the three months ended September 30, 2022 and 2021, respectively.

MADISON SQUARE GARDEN ENTERTAINMENT CORP.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
(Continued)
Note 7. Commitments and Contingencies
Commitments
See Note 14, Commitments and Contingencies, to the consolidated and combined financial statements included in the 2022 Form 10-K for details on the Company’s off-balance sheet commitments. The Company’s off-balance sheet commitments as of June 30, 2022 included a total of $3,898,281 of contract obligations (primarily related to media rights agreements from the MSG Networks segment).
During the three months ended September 30, 2022, the Company did not have any material changes in its non-cancelable contractual obligations other than activities in the ordinary course of business. See Note 8, Credit Facilities for details of the principal repayments required under the Company’s various credit facilities.
Legal Matters
Fifteen complaints were filed in connection with the Company’s acquisition of MSG Networks Inc. (the “Merger”) by purported stockholders of the Company and MSG Networks Inc.
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
On September 27, 2021, the Court of Chancery entered an order consolidating four complaints filed by purported stockholders of MSG Networks Inc. The consolidated action is captioned: In re MSG Networks Inc. Stockholder Class Action Litigation, C.A. No. 2021-0575-KSJM. The consolidated plaintiffs filed their Verified Consolidated Stockholder Class Action Complaint on October 29, 2021. The complaint asserts claims on behalf of a putative class of former MSG Networks Inc. stockholders against each member of the board of directors of MSG Networks Inc. and the controlling stockholders prior to the Merger. Plaintiffs allege that the MSG Networks Inc. board of directors and controlling stockholders breached their fiduciary duties in negotiating and approving the Merger. The Company is not named as a defendant but has been subpoenaed to produce documents and testimony related to the Merger. Plaintiffs seek, among other relief, monetary damages for the putative class and plaintiffs’ attorneys’ fees. Defendants to the MSG Networks Inc. consolidated action filed answers to the complaint on December 30, 2021. The Company substantially completed its production of documents responsive to plaintiffs’ requests on June 24, 2022, and continues to be engaged in responding to plaintiffs’ additional discovery requests. Pursuant to the indemnity rights in its bylaws and Delaware law, the Company is advancing the costs incurred by defendants in this action, and defendants may assert indemnification rights in respect of any adverse judgment or settlement of the action.
On September 19, 2022, the Court of Chancery approved a case schedule, governing the two consolidated actions, which set tentative trial dates for April 2023.
We are currently unable to determine a range of potential liability, if any, with respect to these Merger-related claims. Accordingly, no accrual for these matters has been made in our financial statements.

MADISON SQUARE GARDEN ENTERTAINMENT CORP.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
(Continued)
The Company is a defendant in various other lawsuits. Although the outcome of these other lawsuits cannot be predicted with certainty (including the extent of available insurance, if any), management does not believe that resolution of these other lawsuits will have a material adverse effect on the Company.
Note 8. Credit Facilities
See Note 15, Credit Facilities, to the consolidated and combined financial statements included in the 2022 Form 10-K for more information regarding the Company’s credit facilities. The following table summarizes the presentation of the outstanding balances under the Company’s credit agreements as of September 30, 2022 and June 30, 2022:

	September 30, 2022			June 30, 2022
	Principal	Unamortized Deferred Financing Costs	Net	Principal	Unamortized Deferred Financing Costs	Net
Current portion
MSG Networks Term Loan	$74,250	$(1,219)	$73,031	$66,000	$(1,231)	$64,769
National Properties Term Loan Facility	12,188	(3,213)	8,975	8,125	(3,213)	4,912
Tao Term Loan Facility	3,750	(225)	3,525	3,750	(225)	3,525
Other debt	637	—	637	637	—	637
Current portion of long-term debt, net of deferred financing costs	$90,825	$(4,657)	$86,168	$78,512	$(4,669)	$73,843

	September 30, 2022			June 30, 2022
	Principal	Unamortized Deferred Financing Costs	Net	Principal	Unamortized Deferred Financing Costs	Net
Non-current portion
MSG Networks Term Loan	$911,625	$(1,185)	$910,440	$932,250	$(1,484)	$930,766
National Properties Term Loan Facility	637,812	(12,048)	625,764	641,875	(12,851)	629,024
National Properties Revolving Credit Facility	36,960	—	36,960	29,100	—	29,100
Tao Term Loan Facility	70,313	(839)	69,474	71,250	(895)	70,355
Tao Revolving Credit Facility	10,000	—	10,000	10,000	—	10,000
Long-term debt, net of deferred financing costs	$1,666,710	$(14,072)	$1,652,638	$1,684,475	$(15,230)	$1,669,245
MSG Networks Credit Facilities
General. MSGN Holdings, L.P. (“MSGN L.P.”), MSGN Eden, LLC, an indirect subsidiary of the Company and the general partner of MSGN L.P., Regional MSGN Holdings LLC, an indirect subsidiary of the Company and the limited partner of MSGN L.P. (collectively with MSGN Eden, LLC, the “MSGN Holdings Entities”), and certain subsidiaries of MSGN L.P. have senior secured credit facilities pursuant to a credit agreement (as amended and restated on October 11, 2019, the “MSGN Credit Agreement”) consisting of: (i) an initial $1,100,000 term loan facility (the “MSGN Term Loan Facility”) and (ii) a $250,000 revolving credit facility (the “MSGN Revolving Credit Facility” and, together with the MSGN Term Loan Facility, the “MSG Networks Credit Facilities”), each with a term of five years. Up to $35,000 of the MSGN Revolving Credit Facility is available for the issuance of letters of credit. As of September 30, 2022, there were no borrowings or letters of credit issued and outstanding under the MSGN Revolving Credit Facility.
Interest Rates. Borrowings under the MSGN Credit Agreement bear interest at a floating rate, which at the option of MSGN L.P. may be either (i) a base rate plus an additional rate ranging from 0.25% to 1.25% per annum (determined based on a total net leverage ratio) (the “MSGN Base Rate”), or (ii) a Eurodollar rate plus an additional rate ranging from 1.25% to 2.25% per annum (determined based on a total net leverage ratio) (the “MSGN Eurodollar Rate”). Upon a payment default in respect of

MADISON SQUARE GARDEN ENTERTAINMENT CORP.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
(Continued)
principal, interest or other amounts due and payable under the MSGN Credit Agreement or related loan documents, default interest will accrue on all overdue amounts at an additional rate of 2.00% per annum. The MSGN Credit Agreement requires that MSGN L.P. pay a commitment fee ranging from 0.225% to 0.30% (determined based on a total net leverage ratio) in respect of the average daily unused commitments under the MSGN Revolving Credit Facility. MSGN L.P. will also be required to pay customary letter of credit fees, as well as fronting fees, to banks that issue letters of credit. The interest rate on the MSGN Term Loan Facility as of September 30, 2022 was 4.615%.
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
Covenants. The MSGN Credit Agreement generally requires the MSGN Holdings Entities and MSGN L.P. and its restricted subsidiaries on a consolidated basis to comply with a maximum total leverage ratio of 5.50:1.00, subject, at the option of MSGN L.P. to an upward adjustment to 6.00:1.00 during the continuance of certain events. In addition, the MSGN Credit Agreement requires a minimum interest coverage ratio of 2.00:1.00 for the MSGN Holdings Entities and MSGN L.P. and its restricted subsidiaries on a consolidated basis. As of September 30, 2022, the MSGN Holdings Entities and MSGN L.P. and its restricted subsidiaries on a consolidated basis were in compliance with the covenants.
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

National Properties Credit Facilities
General. On June 30, 2022, MSG National Properties, LLC (“MSG National Properties”) an indirect, wholly-owned subsidiary of the Company, MSG Entertainment Group, LLC (“MSG Entertainment Group”) and certain subsidiaries of MSG National Properties entered into a credit agreement with JP Morgan Chase Bank, N.A., as administrative agent and the lenders and L/C issuers party thereto (the “National Properties Credit Agreement”), providing for a five-year, $650,000 senior secured term loan facility (the “National Properties Term Loan Facility”) and a five-year, $100,000 revolving credit facility (the “National Properties Revolving Credit Facility” and, together with the National Properties Term Loan Facility, the “National Properties Credit Facilities”). As of September 30, 2022, outstanding letters of credit were $7,860 and the remaining balance available under the National Properties Revolving Credit Facility was $63,040.
Interest Rates. Borrowings under the current National Properties Credit Facilities bear interest at a floating rate, which at the option of MSG National Properties may be either (a) a base rate plus an applicable margin ranging from 1.50% to 2.50% per annum, determined based on the total leverage ratio of MSG National Properties and its restricted subsidiaries (the “National Properties Base Rate”), or (b) Term SOFR plus an applicable margin ranging from 2.50% to 3.50% per annum, determined based on the total leverage ratio of MSG National Properties and its restricted subsidiaries (the “National Properties SOFR

MADISON SQUARE GARDEN ENTERTAINMENT CORP.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
(Continued)
Rate”). The National Properties Credit Agreement requires MSG National Properties to pay a commitment fee ranging from 0.30% to 0.50% in respect of the daily unused commitments under the National Properties Revolving Credit Facility. MSG National Properties is also required to pay customary letter of credit fees, as well as fronting fees, to banks that issue letters of credit pursuant to the National Properties Credit Agreement. The interest rate on the National Properties Credit Facilities as of September 30, 2022 was 6.18%.
Principal Repayments. Subject to customary notice and minimum amount conditions, MSG National Properties may voluntarily repay outstanding loans under the National Properties Credit Facilities and terminate commitments under the National Properties Revolving Credit Facility, at any time, in whole or in part, subject only to customary breakage costs in the case of prepayment of Term SOFR loans. The principal obligations under the National Properties Term Loan Facility are to be repaid in quarterly installments beginning with the fiscal quarter ending March 31, 2023, in an aggregate amount equal to 2.50% per annum (0.625% per quarter), stepping up to 5.0% per annum (1.25% per quarter) in the fiscal quarter ending September 30, 2025, with the balance due at the maturity of the facility on June 30, 2027. The principal obligations under the National Properties Revolving Credit Facility are due at the maturity of the facility. Under certain circumstances, MSG National Properties is required to make mandatory prepayments on loans outstanding, including prepayments in an amount equal to the net cash proceeds of certain sales of assets or casualty insurance and/or condemnation recoveries (subject to certain reinvestment, repair, or replacement rights), subject to certain exceptions.
Covenants. The National Properties Credit Agreement includes financial covenants requiring MSG National Properties and its restricted subsidiaries to maintain a specified minimum liquidity level, a specified minimum debt service coverage ratio and specified maximum total leverage ratio. The minimum liquidity level is set at $50,000, and is tested based on the level of average daily liquidity, consisting of cash and cash equivalents and available revolving commitments, over the last month of each quarter over the life of the National Properties Credit Facilities. The debt service coverage ratio covenant begins testing in the fiscal quarter ending December 31, 2022, and is set at a ratio of 2:1 before stepping up to 2.5:1 in the fiscal quarter ending September 30, 2024. The leverage ratio covenant begins testing in the fiscal quarter ending June 30, 2023. It is tested based on the ratio of MSG National Properties and its restricted subsidiaries’ consolidated total indebtedness to adjusted operating income, with an initial maximum ratio of 6:1, stepping down to 5.5:1 in the fiscal quarter ending June 30, 2024 and 4.5:1 in the fiscal quarter ending June 30, 2026. As of September 30, 2022, MSG National Properties and its restricted subsidiaries were in compliance with the covenants of the National Properties Credit Agreement.
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
Guarantors and Collateral. All obligations under the National Properties Credit Facilities are guaranteed by MSG Entertainment Group and MSG National Properties’ existing and future direct and indirect domestic subsidiaries, other than the subsidiaries that own The Garden and certain other excluded subsidiaries (the “Subsidiary Guarantors”).
All obligations under the National Properties Credit Facilities, including the guarantees of those obligations, are secured by certain of the assets of MSG National Properties and the Subsidiary Guarantors (collectively, “Collateral”) including, but not limited to, a pledge of some or all of the equity interests held directly or indirectly by MSG National Properties in each Subsidiary Guarantor. The Collateral does not include, among other things, any interests in The Garden or the leasehold interests in Radio City Music Hall and the Beacon Theatre. Under certain circumstances, MSG National Properties is required to make mandatory prepayments on loans outstanding, including prepayments in an amount equal to the net cash proceeds of certain sales of assets or casualty insurance and/or condemnation recoveries (subject to certain reinvestment, repair or replacement rights), subject to certain exceptions.

MADISON SQUARE GARDEN ENTERTAINMENT CORP.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
(Continued)
Tao Credit Facilities
General. On June 9, 2022, TAO Group Intermediate Holdings LLC (“TAOIH”) and TAO Group Operating LLC (“TAOG”) entered into an amended and restated credit agreement (the “Restated Tao Senior Credit Agreement”) with JPMorgan Chase Bank, N.A., as agent, and the lenders party thereto. The Restated Tao Senior Credit Agreement provides TAOG with senior secured credit facilities (the “Tao Credit Facilities”) consisting of: (i) an initial $75,000 term loan facility with a term of five years (the “Tao Term Loan Facility”) and (ii) a $60,000 revolving credit facility with a term of five years (the “Tao Revolving Credit Facility”). Up to $5,000 of the Tao Revolving Credit Facility is available for the issuance of letters of credit. As of September 30, 2022, outstanding letters of credit were $750 and the remaining borrowing available under the Tao Revolving Credit Facility was $49,250.
Interest Rates. Borrowings under the Restated Tao Senior Credit Agreement bear interest at a floating rate, which at the option of the Senior Borrower may be either (a) a base rate plus an additional rate ranging from 1.50% to 2.00% per annum (determined based on a total leverage ratio) (the “Tao Base Rate”), or (b) a SOFR rate plus an additional rate ranging from 2.50% to 3.00% per annum (determined based on a total leverage ratio) (the “Tao SOFR Rate”). The Restated Tao Senior Credit Agreement requires TAOG to pay a commitment fee of 0.375% in respect of the daily unused commitments under the Tao Revolving Credit Facility (previously 0.50% prior to the amendment on June 9, 2022). TAOG is also required to pay customary letter of credit fees, as well as fronting fees, to banks that issue letters of credit pursuant to the Restated Tao Senior Credit Agreement. The interest rate on the Restated Tao Senior Credit Agreement as of September 30, 2022 was 5.35%.
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
Covenants. The Restated Tao Senior Credit Agreement requires TAOIH to comply with a maximum total leverage ratio of 3.50:1.00, a maximum senior leverage ratio of 2.50:1.00 and a minimum fixed charge coverage ratio of 1.25:1.00. The Restated Tao Senior Credit Agreement, among other things, (i) increased the minimum liquidity for TAOG to $20,000 and maximum capital expenditures to $30,000, with a one year carry forward of $20,000, (ii) increased the basket for the maximum amount of the incremental revolving credit facility to $50,000; and (iii) amended certain other financial covenants regarding leverage to allow up to $10,000 of cash netting. As of September 30, 2022, TAOG, TAOIH and the restricted subsidiaries were in compliance with the covenants of the Restated Tao Senior Credit Agreement.
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

MADISON SQUARE GARDEN ENTERTAINMENT CORP.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
(Continued)
Interest payments and loan principal repayments made by the Company under the credit agreements were as follows:

	Interest Payments		Loan Principal Repayments
	Three Months Ended		Three Months Ended
	September 30,		September 30,
	2022	2021	2022	2021
MSG Networks Credit Facilities	$9,596	$4,427	$12,375	$12,375
National Properties Credit Facilities	2,804	11,585	—	1,625
Tao Credit Facilities	981	241	937	16,250
	$13,381	$16,253	$13,312	$30,250
The carrying value and fair value of the Company’s financial instruments reported in the accompanying consolidated balance sheets are as follows:

	September 30, 2022		June 30, 2022
	Carrying Value (a)	Fair Value	Carrying Value (a)	Fair Value
Liabilities:
MSG Networks Credit Facilities	$985,875	$961,228	$998,250	$958,320
National Properties Credit Facilities	686,960	669,786	679,100	679,100
Tao Senior Credit Facilities	84,063	82,689	85,000	82,569
Total Long-term debt	$1,756,898	$1,713,703	$1,762,350	$1,719,989
__________________________
(a)The total carrying value of the Company’s financial instruments is equal to the current and non-current principal payments for the Company’s credit agreements excluding unamortized deferred financing costs of $18,729 and other debt of $637.
The Company’s long-term debt is classified within Level II of the fair value hierarchy as it is valued using quoted indices of similar instruments for which the inputs are readily observable.
Note 9. Pension Plans and Other Postretirement Benefit Plan
The Company sponsors several pension, savings and postretirement benefit plans including the Company’s defined benefit pension plans (“MSGE Pension Plans”), postretirement benefit plan (“MSGE Postretirement Plan”), The Madison Square Garden 401(k) Savings Plan and the MSG Sports & Entertainment, LLC Excess Savings Plan (collectively, the “Savings Plans”), and The Madison Square Garden 401(k) Union Plan (the “Union Savings Plan”). See Note 16, Pension Plans and Other Postretirement Benefit Plans, to the consolidated and combined financial statements included in the 2022 Form 10-K for more information regarding these plans.
Defined Benefit Pension Plans and Postretirement Benefit Plans
The following tables present components of net periodic benefit cost for the Pension Plans and Postretirement Plans included in the accompanying condensed consolidated statements of operations for the three months ended September 30, 2022 and 2021. Service cost is recognized in direct operating expenses and selling, general and administrative expenses. All other components of net periodic benefit cost are reported in Other income (expense), net.

	Pension Plans		Postretirement Plans
	Three Months Ended		Three Months Ended
	September 30,		September 30,
	2022	2021	2022	2021
Service cost	$123	$118	$15	$16
Interest cost	1,189	1,190	19	20
Expected return on plan assets	(1,719)	(1,719)	—	—
Recognized actuarial loss	501	501	9	9
Net periodic benefit cost	$94	$90	$43	$45

MADISON SQUARE GARDEN ENTERTAINMENT CORP.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
(Continued)
Contributions for Qualified Defined Benefit Pension Plans
The Company sponsors two non-contributory, qualified defined benefit pension plans covering certain of its union employees (the “UTT Plan” and the “Networks 1212 Plan,” collectively the “Union Plans”). During the three months ended September 30, 2022, the Company contributed $500 to the Networks 1212 Plan.
Defined Contribution Pension Plans
For the three months ended September 30, 2022 and 2021, expenses related to the Savings Plans and Union Savings Plan included in the accompanying condensed consolidated statements of operations are as follows:

	Three Months Ended
	September 30,
	2022	2021
Savings Plans	$2,565	$2,019
Union Savings Plan	$18	$14
Note 10. Share-based Compensation
The Company has three share-based compensation plans: the 2020 Employee Stock Plan, the 2020 Stock Plan for Non-Employee Directors and the MSG Networks Inc. 2010 Employee Stock Plan. See Note 17, Share-based Compensation, to the consolidated and combined financial statement included in the 2022 Form 10-K for more detail on these plans.
Share-based compensation expense for the Company’s restricted stock units (“RSUs”), performance stock units (“PSUs”) and/or stock options are recognized in the condensed consolidated statements of operations as a component of direct operating expenses or selling, general and administrative expenses.
The following table summarizes the Company’s share-based compensation expense:

	Three Months Ended
	September 30,
	2022	2021
Share-based compensation(a)	$15,188	$19,528
Intrinsic value of awards vested(b)	$32,132	$32,213
_________________
(a)Share-based compensation excludes costs that have been capitalized of $910 and $751 for the three months ended September 30, 2022 and 2021, respectively.
(b)To fulfill required statutory tax withholding obligations for the applicable income and other employment taxes, RSUs and PSUs with an aggregate value of $14,517 and $15,189 were retained by the Company during the three months ended September 30, 2022, and 2021, respectively. The aggregate value of the RSUs and PSUs retained included $243 and $477 related to MSG Sports employees, during the three months ended September 30, 2022, and 2021, respectively.
As of September 30, 2022, there was $129,548 of unrecognized compensation cost related to unvested RSUs and PSUs held by the Company’s employees. The cost is expected to be recognized over a weighted-average period of approximately 2.0 years.
For the three months ended September 30, 2022 and 2021, all RSUs, PSUs and stock options were excluded from the calculation of weighted-average anti-dilutive shares because the Company reported a net loss for the respective periods presented and, therefore, their impact on reported loss per share would have been antidilutive.

MADISON SQUARE GARDEN ENTERTAINMENT CORP.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
(Continued)
Award Activity
RSUs
During the three months ended September 30, 2022 and 2021, approximately 598 and 445 RSUs were granted and approximately 493 and 326 RSUs vested, respectively.
PSUs
During the three months ended September 30, 2022 and 2021, approximately 566 and 422 PSUs were granted and approximately 82 and 77 PSUs vested, respectively.
Note 11. Stockholders’ Equity
Preferred Stock
The Company is authorized to issue 15,000 shares of preferred stock, par value $0.01. As of September 30, 2022 and June 30, 2022, no shares of preferred stock were outstanding.
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
Accumulated Other Comprehensive Loss
The following table details the components of accumulated other comprehensive loss:

	Three Months Ended
	September 30, 2022
	Pension Plans and Postretirement Plans	Cumulative Translation Adjustments	Accumulated Other Comprehensive Loss
Balance as of June 30, 2022	$(40,287)	$(8,068)	$(48,355)
Other comprehensive loss	—	(16,080)	(16,080)
Amounts reclassified from accumulated other comprehensive loss (a)	510	—	510
Income tax benefit (expense)	(10)	2,954	2,944
Other comprehensive income (loss)	500	(13,126)	(12,626)
Balance as of September 30, 2022	$(39,787)	$(21,194)	$(60,981)

MADISON SQUARE GARDEN ENTERTAINMENT CORP.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
(Continued)

	Three Months Ended
	September 30, 2021
	Pension Plans and Postretirement Plans	Cumulative Translation Adjustments	Accumulated Other Comprehensive Loss
Balance as of June 30, 2021	$(45,425)	$15,153	$(30,272)
Other comprehensive loss	—	(6,418)	(6,418)
Amounts reclassified from accumulated other comprehensive loss (a)	510	—	510
Income tax benefits (expense)	(94)	1,214	1,120
Other comprehensive income (loss)	416	(5,204)	(4,788)
Balance as of September 30, 2021	$(45,009)	$9,949	$(35,060)
_________________
(a)Amounts reclassified from accumulated other comprehensive loss represent the amortization of net actuarial loss and net unrecognized prior service credit included in net periodic benefit cost, which is reflected under Other income (expense), net in the accompanying condensed consolidated statements of operations (see Note 9, Pension Plans and Other Postretirement Benefit Plans).
Note 12. Related Party Transactions
As of September 30, 2022, members of the Dolan family including trusts for the benefit of members of the Dolan family (collectively, the “Dolan Family Group”), for purposes of Section 13(d) of the Securities Exchange Act of 1934, as amended, collectively beneficially owned 100% of the Company’s outstanding Class B Common Stock and approximately 5.5% of the Company’s outstanding Class A Common Stock (inclusive of options exercisable within 60 days of September 30, 2022). Such shares of the Company’s Class A Common Stock and Class B Common Stock, collectively, represent approximately 72.4% of the aggregate voting power of the Company’s outstanding common stock. Members of the Dolan family are also the controlling stockholders of MSG Sports and AMC Networks Inc.
See Note 21, Related Party Transactions, to the consolidated and combined financial statements included in the 2022 Form 10-K for a description of the Company’s current related party arrangements. There have been no material changes in such related party arrangements except as described below.
From time to time the Company enters into arrangements with 605, LLC (“605”). James L. Dolan, the Company’s Executive Chairman, Chief Executive Officer and a director, and his spouse, Kristin A. Dolan (a director of the Company), own 50% of 605. Kristin A. Dolan is also the founder and Chief Executive Officer of 605. 605 provides audience measurement and data analytics services to the Company and its subsidiaries in the ordinary course of business. The Company’s Audit Committee approved the entry into one or more agreements with 605 to provide certain data analytics services to the Company for an aggregate amount of up to $1,000. In August 2022, a subsidiary of the Company entered into a three-year agreement with 605, valued at approximately $750, covering several customer analysis projects per year in connection with events held at our venues. The Company expects to engage 605 to provide additional data analytics services in the future. Pursuant to this arrangement, the Company recognized approximately $70 of expense for the three months ended September 30, 2022 and as of September 30, 2022 approximately $200 has been recognized in Prepaid expenses and other current assets.
As of September 30, 2022 and June 30, 2022, the Company had $897 and $875, respectively, of notes payable with respect to a loan received by BCE from its noncontrolling interest holder.
The Company has also entered into certain commercial agreements with its equity method investment nonconsolidated affiliates in connection with MSG Sphere. For the three months ended September 30, 2022 and 2021, the Company recorded $50,670 and $8,677, respectively, of capital expenditures in connection with services provided to the Company under these agreements. As of September 30, 2022 and June 30, 2022, accrued capital expenditures associated with related parties were $35,909 and $25,028, respectively, and are reported under Accounts payable, accrued and other current liabilities in the accompanying condensed consolidated balance sheets.

MADISON SQUARE GARDEN ENTERTAINMENT CORP.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
(Continued)
Revenues and Operating Expenses
The following table summarizes the composition and amounts of the transactions with the Company’s affiliates. These amounts are reflected in revenues and operating expenses in the accompanying condensed consolidated statements of operations for the three months ended September 30, 2022 and 2021:

	Three Months Ended
	September 30,
	2022	2021
Revenues	$5,197	$4,368
Operating expenses (credits):
Media rights fees	$42,767	$40,445
Revenue sharing expenses	1,187	763
Reimbursement under Arena License Agreements	(493)	(377)
Cost reimbursement from MSG Sports - per Transition services agreement	(9,517)	(9,216)
Origination, master control and technical services	1,232	1,208
Other operating expenses, net	838	2,122
Total operating expenses, net (a)	$36,014	$34,945
_________________
(a)Of the total operating expenses, net, $44,999, and $42,205 for three months ended September 30, 2022 and, 2021, respectively, are included in direct operating expenses in the accompanying condensed consolidated statements of operations, and $(8,985), and $(7,260) for three months ended September 30, 2022 and 2021, respectively, are included as net credits in selling, general and administrative expenses.
Revenues
The Company recorded $1,324 of revenues under the Arena License Agreements for the three months ended September 30, 2022. In addition to the Arena License Agreements, the Company’s revenues from related parties primarily reflected sponsorship sales and service representation agreements of $2,533, and merchandise sharing revenues of $115 with MSG Sports during the three months ended September 30, 2022. The Company also earned sublease revenue from related parties of $611 during the three months ended September 30, 2022.
The company recorded $1,328 of revenues under the Arena License Agreements for the three months ended September 30, 2021. In addition, the Company recorded revenues under sponsorship sales and service representation agreements of $2,348, and sublease revenue from related parties of $611 during the three months ended September 30, 2021.
Note 13. Segment Information
As of September 30, 2022, the Company was comprised of three reportable segments: Entertainment, MSG Networks and Tao Group Hospitality. The Company takes into account whether two or more operating segments can be aggregated together as one reportable segment as well as the type of discrete financial information that is available and regularly reviewed by its Chief Operating Decision Maker.
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
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
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
The Company believes that given the length of the Arena License Agreements and resulting magnitude of the difference in leasing revenue recognized and cash revenue received, the exclusion of non-cash leasing revenue provides investors with a clearer picture of the Company's operating performance. The Company believes that the exclusion of share-based compensation expense or benefit allows investors to better track the performance of the various operating units of the Company’s business without regard to the settlement of an obligation that is not expected to be made in cash. The Company eliminates merger and acquisition-related costs because the Company does not consider such costs to be indicative of the ongoing operating performance of the Company as they result from an event that is of a non-recurring nature, thereby enhancing comparability. In addition, management believes that the exclusion of gains and losses related to the remeasurement of liabilities under the Company’s Executive Deferred Compensation Plan, which are included for the first time this period, provides investors with a clearer picture of the Company’s operating performance given that, in accordance with GAAP, gains and losses related to the remeasurement of liabilities under the Company’s Executive Deferred Compensation Plan are recognized in Operating income (loss) whereas gains and losses related to the remeasurement of the assets under the Company’s Executive Deferred Compensation Plan, which are equal to and therefore fully offset the gains and losses related to the remeasurement of liabilities, are recognized in Other income (expense), net, which is not reflected in Operating income (loss).
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

MADISON SQUARE GARDEN ENTERTAINMENT CORP.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
(Continued)
Information as to the operations of the Company’s reportable segments is set forth below.

	Three Months Ended
	September 30, 2022
	Entertainment	MSG Networks	Tao Group Hospitality	Purchase accounting adjustments	Inter-segment eliminations	Total
Revenues	$147,102	$122,479	$132,651	$—	$(1,014)	$401,218
Direct operating expenses	(101,765)	(75,420)	(76,577)	(586)	447	(253,901)
Selling, general and administrative expenses	(103,362)	(17,816)	(43,546)	—	314	(164,410)
Depreciation and amortization	(19,283)	(1,618)	(6,630)	(2,224)	—	(29,755)
Impairment and other gains	2,000	—	—	—	—	2,000
Operating (loss) income	$(75,308)	$27,625	$5,898	$(2,810)	$(253)	$(44,848)
Interest income, net						1,787
Other income, net						1,525
Loss from operations before income taxes						$(41,536)
Reconciliation of operating (loss) income to adjusted operating (loss) income:
Operating (loss) income	$(75,308)	$27,625	$5,898	$(2,810)	$(253)	$(44,848)
Add back:
Non-cash portion of arena license fees from MSG Sports	(519)	—	—	—	—	(519)
Share-based compensation	11,432	1,704	2,052	—	—	15,188
Depreciation and amortization	19,283	1,618	6,630	2,224	—	29,755
Impairment and other gains	(2,000)	—	—	—	—	(2,000)
Merger and acquisition related costs	2,749	1,901	—	—	—	4,650
Amortization for capitalized cloud computing costs	77	44	—	—	—	121
Other purchase accounting adjustments	—	—	—	586	—	586
Remeasurement of deferred compensation plan liabilities	(154)	—	—	—	—	(154)
Adjusted operating (loss) income	$(44,440)	$32,892	$14,580	$—	$(253)	$2,779
Other information:
Capital expenditures	$265,092	$1,227	$5,769	$—	$—	$272,088

MADISON SQUARE GARDEN ENTERTAINMENT CORP.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
(Continued)

	Three Months Ended
	September 30, 2021
	Entertainment	MSG Networks	Tao Group Hospitality	Purchase accounting adjustments	Inter-segment eliminations	Total
Revenues	$34,239	$141,473	$119,464	$—	$(666)	$294,510
Direct operating expenses	(36,302)	(68,423)	(61,093)	(85)	142	(165,761)
Selling, general and administrative expenses	(92,962)	(47,975)	(34,094)	—	192	(174,839)
Depreciation and amortization	(19,656)	(1,797)	(6,378)	(1,599)	—	(29,430)
Impairment and other losses	—	—	(7,818)	—	—	(7,818)
Operating (loss) income	$(114,681)	$23,278	$10,081	$(1,684)	$(332)	$(83,338)
Interest expense, net						(8,473)
Other expense, net						(3,754)
Loss from operations before income taxes						$(95,565)
Reconciliation of operating income (loss) to adjusted operating income (loss):
Operating (loss) income	$(114,681)	$23,278	$10,081	$(1,684)	$(332)	$(83,338)
Add back:
Non-cash portion of arena license fees from MSG Sports	(543)	—	—	—	—	(543)
Share-based compensation	10,143	7,474	1,911	—	—	19,528
Depreciation and amortization	19,656	1,797	6,378	1,599	—	29,430
Impairment and other losses	—	—	7,818	—	—	7,818
Merger and acquisition related costs	13,992	23,200	—	—	—	37,192
Amortization for capitalized cloud computing costs	41	44	—	—	—	85
Other purchase accounting adjustments	—	—	—	85	—	85
Adjusted operating (loss) income	$(71,392)	$55,793	$26,188	$—	$(332)	$10,257
Other information:
Capital expenditures	$133,538	$1,449	$2,284	$—	$—	$137,271
Concentration of Risk
Accounts receivable, net on the accompanying condensed consolidated balance sheets as of September 30, 2022 and June 30, 2022 include amounts due from the following individual customers, substantially derived from the MSG Networks segment, which accounted for the noted percentages of the gross balance:

	September 30, 2022	June 30, 2022
Customer A	13%	14%
Customer B	13%	12%
Customer C	11%	10%

MADISON SQUARE GARDEN ENTERTAINMENT CORP.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
(Continued)
Revenues in the accompanying condensed consolidated statements of operations for the three months ended September 30, 2022 and 2021 include amounts from the following individual customers, primarily derived from the MSG Networks segment, which accounted for the noted percentages of the total:

	Three Months Ended
	September 30,
	2022	2021
Customer 1	N/A	15%
Customer 2	N/A	13%
Customer 3	N/A	10%
For the three months ended September 30, 2022, the Company had no customers that accounted for 10% or more of the Company’s revenues.
Note 14. Additional Financial Information
The following table provides a summary of the amounts recorded as cash, cash equivalents and restricted cash.

	September 30, 2022	June 30, 2022
Cash and cash equivalents	$441,350	$828,540
Restricted cash	17,543	17,470
Total cash, cash equivalents and restricted cash	$458,893	$846,010
The Company’s restricted cash includes cash deposited in escrow accounts. The Company has deposited cash in an interest-bearing escrow account related to credit support, debt facilities, and collateral to its workers compensation and general liability insurance obligations.
Prepaid expenses and other current assets consisted of the following:

	September 30, 2022	June 30, 2022
Prepaid expenses	$95,184	$86,022
Related party receivables	36,898	32,541
Inventory (a)	14,383	13,511
Notes and other receivables	9,811	2,726
Other	23,439	21,194
Total prepaid expenses and other current assets	$179,715	$155,994
_________________
(a)Inventory is mostly comprised of food and liquor for performance venues and Tao Group Hospitality.

Intangible assets, net consisted of the following:

	September 30, 2022	June 30, 2022
Amortizable intangible assets, net	$158,204	$164,084
Indefinite-lived intangible assets	63,801	63,801
Intangible assets, net	$222,005	$227,885

MADISON SQUARE GARDEN ENTERTAINMENT CORP.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
(Continued)
Accounts payable, accrued and other current liabilities consisted of the following:

	September 30, 2022	June 30, 2022
Accounts payable	$42,492	$31,980
Related party payables	27,318	38,576
Accrued payroll and employee related liabilities	82,951	154,134
Cash due to promoters	36,445	78,428
Capital expenditure accruals	235,847	206,462
Accrued expenses	92,212	79,666
Total accounts payable, accrued and other current liabilities	$517,265	$589,246
Other income (expense), net includes the following:

	Three Months Ended
	September 30,
	2022	2021
Loss on equity method investments	$(2,128)	$(1,207)
Gains from shares sold — DraftKings	1,489	—
Net unrealized loss on equity investments with readily determinable fair value	(659)	(2,460)
Unrealized gain on equity investments without readily determinable fair value	1,969	—
Other	854	(87)
Total Other income (expense), net	$1,525	$(3,754)
Income Taxes
During the three months ended September 30, 2022 and 2021, the Company received income tax refunds, net of payments, of $508 and $9,143, respectively.
Note 15. Subsequent Events
The Company recently announced that it confidentially submitted an initial Form 10 Registration Statement with the SEC for the proposed spin-off of its traditional live entertainment and MSG Networks businesses. Completion of the transaction remains subject to various conditions, including final Board approval.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations
This Management’s Discussion and Analysis of Financial Condition and Results of Operations (“MD&A”) contains forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. In this MD&A, there are statements concerning the future operating and future financial performance of Madison Square Garden Entertainment Corp. and its direct and indirect subsidiaries (collectively, “we,” “us,” “our,” “MSG Entertainment,” or the “Company”), including the impact of the COVID-19 pandemic and COVID-19 variants on our future operations, the timing and costs of new venue construction and the development of related content, our plans to pursue additional debt financing or to refinance our existing debt, our expansion plan for Tao Group Hospitality, and the ability to successfully implement cost reductions and reduce or defer certain discretionary capital projects. Words such as “expects,” “anticipates,” “believes,” “estimates,” “may,” “will,” “should,” “could,” “potential,” “continue,” “intends,” “plans,” and similar words and terms used in the discussion of future operating and future financial performance identify forward-looking statements. Investors are cautioned that such forward-looking statements are not guarantees of future performance, results or events and involve risks and uncertainties and that actual results or developments may differ materially from the forward-looking statements as a result of various factors. Factors that may cause such differences to occur include, but are not limited to:
•our ability to effectively manage any impacts of the COVID-19 pandemic (including COVID-19 variants) as well as renewed actions taken in response by governmental authorities or certain professional sports leagues, including ensuring compliance with rules and regulations imposed upon our venues, to the extent applicable;
•the effect of any postponements or cancellations by third-parties or the Company as a result of the COVID-19 pandemic due to operational challenges and other health and safety concerns (such as the partial cancellation of the 2021 production of the Christmas Spectacular Starring the Radio City Rockettes (the “Christmas Spectacular”));
•the extent to which attendance at our venues may be impacted by government actions, continuing health concerns by potential attendees and reduced tourism;
•the substantial amount of debt we have incurred, the ability of our subsidiaries to make payments on, or repay or refinance, such debt under their respective credit facilities, and our ability to obtain additional financing, to the extent required;
•the impact on the payments we receive under the Arena License Agreements as a result of government-mandated capacity restrictions, league restrictions and/or social-distancing or vaccination requirements, if any, at games of the New York Knicks (the “Knicks”) of the National Basketball Association (the “NBA”) and the New York Rangers (the “Rangers”) of the National Hockey League (the “NHL”);
•our ability to successfully implement cost reductions and reduce or defer certain discretionary capital projects;
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
•the demand for MSG Networks programming among cable, satellite, fiber-optic and other platforms that distribute its networks (“Distributors”) and the subscribers thereto, and our ability to enter into and renew affiliation agreements with Distributors, or to do so on favorable terms, as well as the impact of consolidation among Distributors;
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
•our internal control environment and our ability to identify any future material weaknesses;
•the costs associated with, and the outcome of, litigation and other proceedings to the extent uninsured, including litigation or other claims against companies we invest in or acquire, including those related to the Company’s acquisition of MSG Networks Inc. (the “Merger”);
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
•the performance by MSG Sports of its obligations under various agreements with the Company related to the Entertainment Distribution and ongoing commercial arrangements, including the Arena License Agreements; and

•the additional factors described under “Risk Factors” in the Company’s Annual Report on Form 10-K for the year ended June 30, 2022 filed on August 19, 2022 (the “2022 Form 10-K”).
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
The Company has three reportable segments (Entertainment, Tao Group Hospitality, and MSG Networks).
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
Our MD&A is organized as follows:
Results of Operations. This section provides an analysis of our unaudited results of operations for the three months ended September 30, 2022 and 2021 on both a (i) consolidated basis and (ii) segment basis.
Liquidity and Capital Resources. This section provides a discussion of our financial condition and liquidity, an analysis of our cash flows for the three months ended September 30, 2022 and 2021, as well as certain contractual obligations and off-balance sheet arrangements.
Seasonality of Our Business. This section discusses the seasonal performance of our Entertainment and MSG Networks segments.
Recently Issued Accounting Pronouncements and Critical Accounting Policies. This section discusses accounting pronouncements that have been adopted by the Company, recently issued accounting pronouncements not yet adopted by the Company, as well as the results of the Company’s annual impairment testing of goodwill and identifiable indefinite-lived intangible assets performed during the first quarter of Fiscal Year 2023. This section should be read together with our critical accounting policies, which are discussed in our Form 10-K under “Item. 7. Management's Discussion and Analysis of Financial Condition and Results of Operations — Recently Issued Accounting Pronouncements and Critical Accounting Policies —

Critical Accounting Policies” and in the notes to the condensed consolidated financial statements (“financial statements”) of the Company included therein.
Factors Affecting Results of Operations
Impact of the COVID-19 Pandemic on Our Business
The Company’s operations and operating results were not materially impacted by the COVID-19 pandemic during the three months ended September 30, 2022, as compared to the prior year period, which was impacted by (i) fewer ticketed events at our performance venues due to the lead-time required to book touring acts and artists, (ii) a residual impact of reductions in MSG Networks media rights fees related to the shortened 2020-21 NHL season and (iii) certain regulatory requirements, including vaccination/mask requirements for our performance, entertainment dining and nightlife venues, which contributed to certain Tao Group Hospitality branded locations remaining closed during the period. See Note 1, Impact of the COVID-19 Pandemic, to the consolidated and combined financial statements included in the 2022 Form 10-K for more information regarding the impact of the COVID-19 pandemic on our business.
It is unclear to what extent COVID-19 concerns, including with respect to new variants, could result in new government or league-mandated capacity or other restrictions or vaccination/mask requirements or impact the use of and/or demand for our performance, entertainment dining and nightlife venues, demand for our sponsorship and advertising assets, deter our employees and vendors from working at our venues (which may lead to difficulties in staffing) or otherwise materially impact our operations.
In addition to the above, the operating results of our segments are largely dependent on our ability to attract concerts and other events to our venues, as well as customers to our entertainment and nightlife offerings, revenues under various agreements entered into with MSG Sports, the continuing popularity of the Christmas Spectacular, the affiliation agreements MSG Networks negotiates with Distributors, the number of Distributor subscribers that receive our networks, and the advertising rates we charge advertisers. Certain of these factors in turn depend on the popularity and/or performance of the professional sports teams whose games we broadcast on our networks and host in our venues.
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
Due largely to our media rights agreements with the NBA and NHL teams appearing on our networks and the generally recurring nature of our affiliation fee revenue, the MSG Networks segment has consistently produced operating profits for a number of years. Advertising revenues are less predictable and can vary based upon a number of factors, including general economic conditions and team performance.
The Company continues to explore additional opportunities to expand our presence in the entertainment industry. Any new investment may not initially contribute to operating income, but is intended to become operationally profitable over time. Our results will also be affected by investments in, and the success of, new productions.

Consolidated Results of Operations
Comparison of the Three Months Ended September 30, 2022 versus the Three Months Ended September 30, 2021
The tables below set forth, for the periods presented, certain historical financial information.

	Three Months Ended
	September 30,		Change
	2022	2021	Amount	Percentage
Revenues	$401,218	$294,510	$106,708	36%
Direct operating expenses	(253,901)	(165,761)	(88,140)	53%
Selling, general and administrative expenses	(164,410)	(174,839)	10,429	(6)%
Depreciation and amortization	(29,755)	(29,430)	(325)	1%
Impairment and other gains (losses), net	2,000	(7,818)	9,818	NM
Operating loss	(44,848)	(83,338)	38,490	46%
Interest income	3,954	775	3,179	NM
Interest expense	(2,167)	(9,248)	7,081	77%
Other income (expense), net	1,525	(3,754)	5,279	141%
Loss from operations before income taxes	(41,536)	(95,565)	54,029	57%
Income tax (expense) benefit	(2,507)	18,910	(21,417)	(113)%
Net loss	(44,043)	(76,655)	32,612	43%
Less: Net income attributable to redeemable noncontrolling interests	1,124	2,212	(1,088)	(49)%
Less: Net (loss) income attributable to nonredeemable noncontrolling interests	(410)	365	(775)	NM
Net income (loss) attributable to Madison Square Garden Entertainment Corp.’s stockholders	$(44,757)	$(79,232)	$34,475	44%
_________________
NM — Absolute percentages greater than 200% and comparisons from positive to negative values or to zero values are considered not meaningful.
Factors Affecting Results of Operations
The Company’s operations and operating results were not materially impacted by the COVID-19 pandemic during the three months ended September 30, 2022, as compared to the prior year period, which was impacted by (i) fewer ticketed events at our performance venues due to the lead-time required to book touring acts and artists, (ii) a residual impact of reductions in MSG Networks media rights fees related to the shortened 2020-21 NHL season and (iii) certain regulatory requirements, including vaccination/mask requirements for our performance, entertainment dining and nightlife venues, which contributed to certain Tao Group Hospitality branded locations remaining closed during the period. See “— Introduction — Factors Affecting Results of Operations — Impact of the COVID-19 Pandemic on Our Business” for more information. Also, see “ — Factors Affecting Results of Operations” under Business Segment Results for more information surrounding the factors affecting comparability of each business segment’s results.
The following is a summary of changes in our segments’ operating results for the three months ended September 30, 2022 as compared to the prior year period, which are discussed below under “Business Segment Results.”

Changes attributable to	Revenues	Direct operating expenses	Selling, general and administrative expenses	Depreciation and amortization	Impairment and other gains (losses), net	Operating income (loss)
Entertainment segment	$112,863	$(65,463)	$(10,400)	$373	2,000	$39,373
MSG Networks segment	(18,994)	(6,997)	30,159	179	—	4,347
Tao Group Hospitality segment (a)	13,187	(15,484)	(9,452)	(252)	7,818	(4,183)
Purchase accounting adjustments	—	(501)	—	(625)	—	(1,126)
Inter-segment eliminations	(348)	305	122	—	—	79
	$106,708	$(88,140)	$10,429	$(325)	$9,818	$38,490

Impairment and other gains (losses), net
Impairment and other gains (losses), net for the three months ended September 30, 2022, increased $9,818, to $2,000 as compared to the prior year period primarily due the receipt of insurance proceeds related to the Company’s creative studio in Burbank, CA in the current year period as compared to an impairment loss in the prior year period related to the extinguishment of right-of use assets and a leasehold improvement in connection with operations at certain venues of Hakkasan USA, Inc. (“Hakkasan”).
Interest income
Interest income for the three months ended September 30, 2022, increased $3,179, to $3,954 as compared to the prior year period primarily due higher rates and average investment balances.
Interest expense
Interest expense for the three months ended September 30, 2022, decreased $7,081, or 77%, to $2,167 as compared to the prior year period primarily due to a higher amount of interest cost capitalization related to MSG Sphere construction. The Company capitalized $20,466 of interest for the three months ended September 30, 2022 as compared to $9,326 in the prior year period.
Other income (expense), net
Other income (expense), net for the three months ended September 30, 2022, increased $5,279, or 141%, to $1,525 as compared to the prior year period, primarily due to an increase in net unrealized and realized gains of approximately $3,300 associated with the Company’s investments in DraftKings Inc. and Townsquare Media, Inc., and an unrealized gain of approximately $2,000 associated with an equity investment without readily determinable fair value.
Income tax (expense) benefit
Income tax expense for the three months ended September 30, 2022 of $2,507 differs from the income tax benefit derived from applying the statutory federal rate of 21% to the pretax loss primarily due to (i) tax expense of $4,984 related to share-based payment awards, (ii) tax expense of $1,961 resulting from a change in the estimated applicable tax rate used to measure deferred taxes and (iii) tax expense of $1,065 related to nondeductible officers’ compensation, partially offset by a tax benefit of $2,071 related to a federal income tax refund and a tax benefit of $1,905 resulting from a decrease in the valuation allowance.
Income tax benefit for the three months ended September 30, 2021 of $18,910 differs from the income tax benefit derived from applying the statutory federal rate of 21% to the pretax loss primarily due to (i) tax expense of $9,823 to write off the deferred tax for certain transaction costs associated with the Merger and (ii) tax expense of $2,859 related to nondeductible officers’ compensation, partially offset by (i) state income tax benefit of $8,174 and (ii) tax benefit of $1,711 resulting from a change in the estimated applicable tax rate used to measure deferred taxes.
Adjusted operating income (loss) (“AOI”)
The following is a reconciliation of operating loss to adjusted operating income for the three months ended September 30, 2022 as compared to the prior year period:

	Three Months Ended
	September 30,		Change
	2022	2021	Amount	Percentage
Operating loss	$(44,848)	$(83,338)	$38,490	46%
Non-cash portion of arena license fees from MSG Sports	(519)	(543)	24	4%
Share-based compensation	15,188	19,528	(4,340)	(22)%
Depreciation and amortization (a)	29,755	29,430	325	1%
Impairment and other (gains) losses, net	(2,000)	7,818	(9,818)	NM
Merger and acquisition related costs	4,650	37,192	(32,542)	(87)%
Amortization for capitalized cloud computing costs	121	85	36	42%
Other purchase accounting adjustments	586	85	501	NM
Remeasurement of deferred compensation plan liabilities	(154)	—	(154)	NM
Adjusted operating income	$2,779	$10,257	$(7,478)	(73)%
_________________
(a)    Depreciation and amortization includes purchase accounting adjustments of $2,224 and $1,599 for the three months ended September 30, 2022 and 2021, respectively.
NM — Absolute percentages greater than 200% and comparisons from positive to negative values or to zero values are considered not meaningful.

Adjusted operating income for the three months ended September 30, 2022 decreased $7,478, to $2,779. The net decrease in adjusted operating income was attributable to the following:

Three Months Ended
Changes attributable to	September 30, 2022
Entertainment segment	$26,952
MSG Networks segments	(22,901)
Tao Group Hospitality segment	(11,608)
Inter-segment eliminations	79
$(7,478)
Net income (loss) attributable to redeemable and nonredeemable noncontrolling interests
For the three months ended September 30, 2022, the Company recorded $1,124 of net income attributable to redeemable noncontrolling interests and $410 of net loss attributable to nonredeemable noncontrolling interests as compared to $2,212 of net income attributable to redeemable noncontrolling interests and $365 of net income attributable to nonredeemable noncontrolling interests for the three months ended September 30, 2021. These amounts represent the share of net income (loss) from the Company’s investments in Tao Group Hospitality and BCE that are not attributable to the Company.

Business Segment Results
Entertainment
The tables below set forth, for the periods presented, certain historical financial information and a reconciliation of operating loss to adjusted operating loss for the Company’s Entertainment segment.

	Three Months Ended
	September 30,		Change
	2022	2021	Amount	Percentage
Revenues	$147,102	$34,239	$112,863	NM
Direct operating expenses	(101,765)	(36,302)	(65,463)	180%
Selling, general and administrative expenses	(103,362)	(92,962)	(10,400)	11%
Depreciation and amortization	(19,283)	(19,656)	373	(2)%
Impairment and other gains	2,000	—	2,000	NM
Operating loss	$(75,308)	$(114,681)	$39,373	34%
Reconciliation to adjusted operating loss:
Non-cash portion of arena license fees from MSG Sports	(519)	(543)	24	(4)%
Share-based compensation	11,432	10,143	1,289	13%
Amortization for capitalized cloud computing arrangement costs	77	41	36	88%
Merger and acquisition related costs	2,749	13,992	(11,243)	(80)%
Depreciation and amortization	19,283	19,656	(373)	(2)%
Impairment and other gains	(2,000)	—	(2,000)	NM
Remeasurement of deferred compensation plan liabilities	(154)	—	(154)	NM
Adjusted operating loss	$(44,440)	$(71,392)	$26,952	38%
_________________
NM — Absolute percentages greater than 200% and comparisons from positive to negative values or to zero values are considered not meaningful.
Factors Affecting Results of Operations
For the three months ended September 30, 2021, the Entertainment segment operations and operating results were materially impacted by the COVID-19 pandemic, including as a result of the lead-time required to book touring acts and artists, which is the majority of our Entertainment business. As of this date, live events are permitted to be held at all of our performance venues without capacity restrictions and we are continuing to host and book new events. See “— Introduction — Factors Affecting Results of Operations — Impact of the COVID-19 Pandemic on Our Business” for more information.

Revenues
Revenues for the three months ended September 30, 2022 increased $112,863 to $147,102 as compared to the prior year period. The net increases were attributable to the following:

Three Months Ended
September 30, 2022
Increase in event-related revenues, as discussed below	$80,633
Increase in revenues from signage, suites licenses, and sales of food, beverage and merchandise subject to revenue or profit sharing with MSG Sports pursuant to the Arena License Agreements, as discussed below	18,329
Increase in suite license fee revenues, due to the return of live events at the Company’s venues during the current year period as compared to limited live events held in the prior year period due to the COVID-19 pandemic	8,438
Increase in venue-related signage and sponsorship revenues primarily due to the return of live events at the Company’s venues during the current year period as compared to limited live events held in the prior year period due to the COVID-19 pandemic	3,726
Other net increases	1,737
$112,863
For the three months ended September 30, 2022, the increase in event-related revenues reflects (i) higher revenues from concerts of $80,200, and (ii) higher revenues from other sporting and live entertainment events of $433, primarily due to the return of events to the Company’s venues during the current year period as compared to limited live events held in the prior year period due to the COVID-19 pandemic. See “— Introduction — Factors Affecting Results of Operations — Impact of the COVID-19 Pandemic on Our Business” for more information.
For both of the three months ended September 30, 2022 and September 30, 2021, respectively, the Rangers hosted two preseason home games. The increase in revenues from signage, suites licenses, and sales of food, beverage and merchandise subject to revenue or profit sharing with MSG Sports pursuant to the Arena Licenses Agreements primarily reflects an increase in suite license fee revenues due to the return of live events at The Garden during the current year period as compared to limited live events held in the prior year period due to the COVID-19 pandemic.
Direct operating expenses
Direct operating expenses for the three months ended September 30, 2022 increased $65,463 to $101,765 as compared to the prior year period. The net increases were attributable to the following:

Three Months Ended
September 30, 2022
Increase in event-related direct operating expenses, as discussed below	$42,041
Increase in direct operating expenses associated with revenue or profit sharing expense from signage, suites licenses and sales of food, beverage and merchandise with MSG Sports pursuant to the Arena License Agreements, as discussed below	17,716
Increase in direct operating expenses associated with venue operating costs inclusive of higher variable expenses due to the return of events to the Company’s venues during the current year period as compared to limited live events held in the prior year period as a result of the COVID-19 pandemic	4,496
Other net increases	1,210
$65,463
For the three months ended September 30, 2022, the increase in event-related direct operating expenses reflects (i) higher direct operating expenses from concerts of $41,507, and (ii) higher direct operating expenses from other sporting and live entertainment events of $534, primarily due to the return of events to the Company’s venues during the current year period as compared to limited live events held in the prior year period due to the COVID-19 pandemic.
The increase in direct operating expenses associated with revenue or profit sharing expense from signage, suites licenses, and sales of food, beverage and merchandise with MSG Sports pursuant to the Arena Licenses Agreements primarily reflects an increase in suite license fee revenues subject to revenue sharing due to the return of live events at The Garden during the current year period as compared to limited live events held in the prior year period due to the COVID-19 pandemic.

Selling, general and administrative expenses
Selling, general and administrative expenses for the three months ended September 30, 2022 increased $10,400, or 11% to $103,362 as compared to the prior year period. The increase primarily reflects higher employee compensation and related benefits of $10,361, primarily due to Company’s MSG Sphere initiative, and higher other general administrative expenses of $5,946, partially offset by lower professional fees of $5,908.
Impairment and other gains
For the three months ended September 30, 2022, the Company recorded net gains of $2,000 from the receipt of insurance proceeds related to the Company’s creative studio in Burbank, CA.
Operating loss
Operating loss for the three months ended September 30, 2022, was $75,308 as compared to a loss of $114,681 in the prior year period, an improvement of $39,373, or 34%. The improvement in operating loss was primarily due to an increase in revenues, partially offset by higher direct operating expenses and selling, general and administrative expenses, as discussed above.
Adjusted operating loss
Adjusted operating loss for the three months ended September 30, 2022 was $44,440 as compared to adjusted operating loss of $71,392 in the prior year period, an improvement of $26,952, or 38%. The improvement in adjusted operating loss was primarily due to an increase in revenues, partially offset by higher direct operating expenses and selling, general and administrative expenses.
MSG Networks
The tables below set forth, for the periods presented, certain historical financial information and a reconciliation of operating income to adjusted operating income for the Company’s MSG Networks segment.

	Three Months Ended
	September 30,		Change
	2022	2021	Amount	Percentage
Revenues	$122,479	$141,473	$(18,994)	(13)%
Direct operating expenses	(75,420)	(68,423)	(6,997)	10%
Selling, general and administrative expenses	(17,816)	(47,975)	30,159	(63)%
Depreciation and amortization	(1,618)	(1,797)	179	(10)%
Operating income	$27,625	$23,278	$4,347	19%
Reconciliation to adjusted operating income:
Share-based compensation	1,704	7,474	(5,770)	(77)%
Depreciation and amortization	1,618	1,797	(179)	(10)%
Amortization for capitalized cloud computing arrangement costs	44	44	—	—%
Merger and acquisition related costs	1,901	23,200	(21,299)	(92)%
Adjusted operating income	$32,892	$55,793	$(22,901)	(41)%
_________________
NM — Absolute percentages greater than 200% and comparisons from positive to negative values or to zero values are considered not meaningful.
Factors Affecting Results of Operations
Due to the COVID-19 pandemic, the 2020-21 season was shortened and resulted in reductions in media rights fees which had a residual impact reflected in the three months ended September 30, 2021. See “— Introduction — Factors Affecting Results of Operations — Impact of the COVID-19 Pandemic on Our Business” for more information.

Revenues
For the three months ended September 30, 2022, MSG Networks generated total revenues of $122,479, a decrease of $18,994, or 13%, as compared to the prior year quarter. The changes in revenues were attributable to the following:

Three Months Ended
September 30, 2022
Decrease in affiliation fee revenue	$(18,962)
Decrease in advertising revenue	(89)
Other net increases	57
$(18,994)
For the three months ended September 30, 2022, affiliation fee revenue decreased $18,962, primarily due to the impact of the non-renewal of MSG Networks’ carriage agreement with Comcast Corporation (“Comcast”) as of October 1, 2021, and a decrease in subscribers of approximately 9% (excluding the impact of the non-renewal with Comcast). These decreases were partially offset by the absence of net unfavorable affiliate adjustments of approximately $6,200 recorded in the prior year quarter and the impact of higher affiliation rates.
Effective October 1, 2021, Comcast’s license to carry MSG Networks expired and MSG Networks has not been carried by Comcast since that date. Comcast’s non-carriage has reduced MSG Networks’ subscribers by approximately 10% and has reduced MSG Networks’ revenue by a comparable percentage. In addition, MSG Networks’ segment operating income and AOI have been reduced by an amount that is approximately equal to the dollar amount of the reduced revenue.
Direct operating expenses
Direct operating expenses for the three months ended September 30, 2022 increased $6,997 to $75,420 as compared to the prior year period. The increases were attributable to the following:

Three Months Ended
September 30, 2022
Increase due to higher rights fees expense primarily due to the absence of reductions in media rights fees related to the shortened 2020-21 NHL season recorded in the prior year quarter and the impact of annual contractual rate increases in the current year period	$5,933
Increase in other programming and productions costs	1,064
$6,997
Selling, general and administrative expenses
For the three months ended September 30, 2022, selling, general and administrative expenses of $17,816 decreased $30,159 as compared to the prior year quarter. This primarily reflects a decrease of $23,000 in expenses related to the acquisition of MSG Networks by MSG Entertainment in July 2021, as well as lower advertising and marketing expenses of $3,489 and lower employee compensation and related benefits of $3,223.
Operating income
For the three months ended September 30, 2022, operating income of $27,625 increased $4,347, or 19%, as compared to the prior year quarter, primarily due to the decrease in selling, general and administrative expenses (including the impact of lower acquisition-related costs), partially offset by the decrease in revenues and the increase in direct operating expenses.
Adjusted operating income
For the three months ended September 30, 2022, adjusted operating income of $32,892 decreased $22,901, or 41%, as compared to the prior year quarter, primarily due to the decrease in revenues and higher direct operating expenses, partially offset by lower selling, general and administrative expenses.

Tao Group Hospitality
The tables below set forth, for the periods presented, certain historical financial information and a reconciliation of operating income to adjusted operating income for the Company’s Tao Group Hospitality segment.

	Three Months Ended
	September 30,		Change
	2022	2021	Amount	Percentage
Revenues	$132,651	$119,464	$13,187	11%
Direct operating expenses	(76,577)	(61,093)	(15,484)	25%
Selling, general and administrative expenses	(43,546)	(34,094)	(9,452)	28%
Depreciation and amortization	(6,630)	(6,378)	(252)	4%
Impairment and other losses	—	(7,818)	7,818	NM
Operating income	$5,898	$10,081	$(4,183)	(41)%
Reconciliation to adjusted operating income:
Share-based compensation	2,052	1,911	141	7%
Depreciation and amortization	6,630	6,378	252	4%
Impairment and other losses	—	7,818	(7,818)	NM
Adjusted operating income	$14,580	$26,188	$(11,608)	(44)%
_________________
NM — Absolute percentages greater than 200% and comparisons from positive to negative values or to zero values are considered not meaningful.
Factors Affecting Results of Operations
For the three months ended September 30, 2021, Tao Group Hospitality’s operations and operating results were impacted by the COVID-19 pandemic, including as a result certain regulatory requirements, including and vaccination/mask requirements, which contributed to certain branded locations remaining closed during the period. As of September 30, 2022 and as of the date of this filing, Tao Group Hospitality’s domestic venues no longer require guests to provide proof of COVID19 vaccination before entering, and Tao Group Hospitality is operating without capacity restrictions in all markets. See “— Introduction —Factors Affecting Results of Operations — Impact of the COVID-19 Pandemic on Our Business” for more information.
Revenues
Revenues for the three months ended September 30, 2022 increased $13,187, or 11%, to $132,651 as compared to the prior year period. The net increases were attributable to the following:

Three Months Ended
September 30, 2022
Increase in revenues associated with new venue openings	$7,536
Increase in revenues associated with venues that were temporarily closed in the prior year as a result of the COVID-19 pandemic	3,604
Increase in revenues for comparable venues that opened more than 15 months ago	1,477
Other net increases	570
$13,187
The increase in revenues associated with new venue openings of $7,536 was primarily due to the opening of Lavo Ristorante in Los Angeles, a venue that first opened in March 2022; Lavo San Diego which first opened in June 2022 following the rebranding of a legacy Hakkasan venue; and Tao Beach in Las Vegas which reopened in April 2022 following a multi-year renovation.
The increase in revenues associated with venues that were temporarily closed in the prior year as a result of the COVID-19 pandemic of $3,604 was due to Avenue and Marquee Singapore which reopened in April and July 2022, respectively, Herringbone Waikiki which reopened in November 2021, and Marquee Sydney which reopened in December 2021.

Direct operating expenses
Direct operating expenses for the three months ended September 30, 2022 increased $15,484, or 25%, to $76,577 as compared to the prior year period. The net increases were attributable to the following:

Three Months Ended
September 30, 2022
Increase in employee compensation and related benefits reflecting the impact of increased staffing as the business returns to normal operations and new venue openings	$7,934
Increase in the costs of food and beverage due to the impact of inflation, new venue openings, and higher comparable venue revenues	4,090
Increase in rent expense	2,034
Other net increases, including higher venue entertainment costs	1,426
$15,484
Selling, general and administrative expenses
Selling, general and administrative expenses for the three months ended September 30, 2022 increased $9,452, or 28%, to $43,546 as compared to the prior year period. For the three months ended September 30, 2022, the net increases were primarily due to (i) higher employee compensation and related benefits of $6,629 reflecting the impact of increased staffing as the business returns to normal operations and (ii) a net increase of $1,896 in restaurant expenses, as well as supplies, utilities, general liability insurance, pre-opening expenses, and repairs and maintenance, and marketing expenses.
Impairment and other losses
For the three months ended September 30, 2022, the Company recorded no impairment and other losses as compared to an impairment of $7,818 related to the extinguishment of right-of-use assets and a leasehold improvement in connection with operations at certain Hakkasan venues in the prior year period.
Operating income
Operating income for the three months ended September 30, 2022 was $5,898 as compared to $10,081 in the prior year period, a decrease of $4,183, or 41%. This decrease was primarily due to an increase in direct operations and selling, general and administrative expenses partially offset by increased revenues and the absence of impairment and other losses.
Adjusted operating income
Adjusted operating income for the three months ended September 30, 2022 was $14,580 as compared to $26,188 in the prior year period, a decrease of $11,608, or 44%. The decrease in adjusted operating income for the three months ended September 30, 2022 was due to higher direct operating and selling, general and administrative expenses partially offset by increased revenues.
Liquidity and Capital Resources
Overview
The Company’s operations and operating results were not materially impacted by the COVID-19 pandemic during the three months ended September 30, 2022, as compared to the prior year period, which was impacted by (i) fewer ticketed events at our performance venues due to the lead-time required to book touring acts and artists, (ii) a residual impact of reductions in MSG Networks media rights fees related to the shortened 2020-21 NHL season and (iii) certain regulatory requirements, including vaccination/mask requirements for our performance, entertainment dining and nightlife venues, which contributed to certain Tao Group Hospitality branded locations remaining closed during the period. See Note 1, Impact of the COVID-19 Pandemic, to the consolidated and combined financial statements included in the 2022 Form 10-K for more information regarding the impact of the COVID-19 pandemic on our business.
It is unclear to what extent COVID-19 concerns, including with respect to new variants, could result in new government or league-mandated capacity or other restrictions or vaccination/mask requirements or impact the use of and/or demand for our performance, entertainment dining and nightlife venues, demand for our sponsorship and advertising assets, deter our employees and vendors from working at our venues (which may lead to difficulties in staffing) or otherwise materially impact our operations.

Sources and Uses of Liquidity
Our primary sources of liquidity are cash and cash equivalents, cash flows from the operations of our businesses and available borrowing capacity under our credit facilities. Our principal uses of cash include working capital-related items (including funding our operations), capital spending (including our construction of MSG Sphere at The Venetian in Las Vegas and related original content, as described below), debt service, investments and related loans and advances that we may fund from time to time, and mandatory purchases from prior acquisitions. We may also use cash to repurchase our common stock. Our decisions as to the use of our available liquidity will be based upon the ongoing review of the funding needs of the business, the optimal allocation of cash resources, and the timing of cash flow generation. To the extent that we desire to access alternative sources of funding through the capital and credit markets, challenging U.S. and global economic and market conditions could adversely impact our ability to do so at that time.
We regularly monitor and assess our ability to meet our net funding and investing requirements, including the construction of MSG Sphere at The Venetian. As of September 30, 2022, the Company’s unrestricted cash and cash equivalents balance, inclusive of approximately $235,000 in advance cash proceeds primarily related to tickets, suites and sponsorships, was $441,350, as compared to $828,540 as of June 30, 2022. The principal balance of the Company’s total debt outstanding as of September 30, 2022 was $1,756,898. We believe we have sufficient liquidity from cash and cash equivalents, available borrowing capacity under our credit facilities, and cash flows from operations (including from MSG Sphere at the Venetian) to fund our operations, and service the credit facilities for the foreseeable future, as well as complete the construction of MSG Sphere at The Venetian. This includes the Company’s plans to implement a cost reduction program across its businesses and reduce or defer certain discretionary capital projects. It also includes the Company’s expectation that it will utilize cash on hand to pay down a portion of MSG Networks’ term loan upon the refinancing of the loan prior to its maturity in October 2024. In addition, the Company is pursuing financing to fund the development of original content, which is expected to generate significant revenue for MSG Sphere. There is no assurance that the Company will be able to obtain such capital. See Note 8, Credit Facilities to the condensed consolidated financial statements included in this Quarterly Report on Form 10-Q for a discussion of the MSG Networks Credit Facilities, the National Properties Credit Facilities and the Tao Credit Facilities.
For additional information regarding the Company’s capital expenditures, including those related to MSG Sphere, see Note 22, Segment Information to the Company’s audited consolidated and combined financial statements and notes thereto for the year ended June 30, 2022 included in the Company’s Annual Report on Form 10-K.
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
MSG Spheres
The Company has made significant progress on MSG Sphere at The Venetian, its state-of-the-art entertainment venue under construction in Las Vegas. See “Part I — Item 1. Our Business — Our Performance Venues — MSG Sphere” in the Company’s Annual Report on Form 10-K. The Company expects the venue to have a number of significant revenue streams, including a wide variety of content such as attractions, concert residencies and corporate and select sporting events, as well as sponsorship and premium hospitality opportunities. As a result, we anticipate that MSG Sphere at The Venetian will generate substantial revenue and adjusted operating income on an annual basis.
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

As of September 30, 2022, our cost estimate, inclusive of core technology and soft costs, for MSG Sphere at The Venetian was approximately $2,175,000. This cost estimate was net of $75,000 that the Venetian has agreed to pay to defray certain construction costs and also excludes significant capitalized and non-capitalized costs for items such as content creation, internal labor, capitalized interest, and furniture and equipment. Relative to our cost estimate above, our actual construction costs for MSG Sphere at The Venetian incurred through September 30, 2022 were approximately $1,780,000, which is net of $65,000 received from the Venetian. In addition, the amount of construction costs incurred as of September 30, 2022 includes approximately $226,000 of accrued expenses that were not yet paid as of that date.
With regard to MSG Sphere at The Venetian, the Company plans to finance the construction of the venue from cash-on-hand and cash flows from operations (inclusive of the impact of the Company’s plans to implement a cost reduction program across its businesses and reduce or defer certain discretionary capital projects). The Company also continues to have revolver capacity available under its credit facilities, if needed. If the Company’s cash-on-hand, available revolver capacity and cash flows from operations are not sufficient to finance the remaining construction costs of MSG Sphere at The Venetian, the Company would need to access additional capital, including potential incremental debt. There is no assurance that the Company will be able to obtain such capital.
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
Financing Agreements
See Note 8, Credit Facilities, to the financial statements included in “— Item 1. Financial Statements” of this Quarterly Report on Form 10-Q for discussions of the Company’s debt obligations and various financing agreements.
MSG Networks Credit Facilities
MSGN Holdings, L.P. (“MSGN L.P.”), MSGN Eden, LLC, an indirect subsidiary of the Company and the general partner of MSGN L.P., Regional MSGN Holdings LLC, an indirect subsidiary of the Company and the limited partner of MSGN L.P. (collectively with MSGN Eden, LLC, the “MSGN Holdings Entities”), and certain subsidiaries of MSGN L.P. have senior secured credit facilities pursuant to a credit agreement (as amended and restated on October 11, 2019, the “MSGN Credit Agreement”) consisting of: (i) an initial $1,100,000 term loan facility (the “MSGN Term Loan Facility”) and (ii) a $250,000 revolving credit facility (the “MSGN Revolving Credit Facility” and, together with the MSGN Term Loan Facility, the “MSG Networks Credit Facilities”), each with a term of five years. As of September 30, 2022, there were no borrowings or letters of credit issued and outstanding under the MSGN Revolving Credit Facility.
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
The MSGN Credit Agreement generally requires the MSGN Holdings Entities and MSGN L.P. and its restricted subsidiaries on a consolidated basis to comply with a maximum total leverage ratio of 5.50:1.00, subject, at the option of MSGN L.P. to an upward adjustment to 6.00:1.00 during the continuance of certain events. In addition, the MSGN Credit Agreement requires a minimum interest coverage ratio of 2.00:1.00 for the MSGN Holdings Entities and MSGN L.P. and its restricted subsidiaries on a consolidated basis. As of September 30, 2022, the MSGN Holdings Entities and MSGN L.P. and its restricted subsidiaries on a consolidated basis were in compliance with the covenants.
National Properties Credit Facilities
On June 30, 2022, MSG National Properties, LLC (“MSG National Properties”) an indirect, wholly-owned subsidiary of the Company, MSG Entertainment Group, LLC (“MSG Entertainment Group”) and certain subsidiaries of MSG National

Properties entered into a credit agreement with JP Morgan Chase Bank, N.A., as administrative agent and the lenders and L/C issuers party thereto (the “National Properties Credit Agreement”), providing for a five-year, $650,000 senior secured term loan facility (the “National Properties Term Loan Facility”) and a five-year, $100,000 revolving credit facility (the “National Properties Revolving Credit Facility” and, together with the National Properties Term Loan Facility, the “National Properties Credit Facilities”).
Up to $25,000 of the National Properties Revolving Credit Facility is available for the issuance of letters of credit. As of September 30, 2022, outstanding letters of credit were $7,860 and the remaining balance available under the National Properties Revolving Credit Facility was $63,040.
The principal obligations under the National Properties Term Loan Facility amortizes quarterly in accordance with its terms beginning March 31, 2023 through March 31, 2027, with the balance due at the maturity of the facility on June 30, 2027. The principal obligations under the National Properties Revolving Credit Facility are due at the maturity of the facility. Under certain circumstances, MSG National Properties is required to make mandatory prepayments on loans outstanding, including prepayments in an amount equal to the net cash proceeds of certain sales of assets or casualty insurance and/or condemnation recoveries (subject to certain reinvestment, repair or replacement rights), subject to certain exceptions.
The National Properties Credit Agreement includes financial covenants requiring MSG National Properties and its restricted subsidiaries to maintain a specified minimum liquidity level, a specified minimum debt service coverage ratio and specified maximum total leverage ratio. The minimum liquidity level is set at $50,000, and is tested based on the level of average daily liquidity, consisting of cash and cash equivalents and available revolving commitments, over the last month of each quarter over the life of the National Properties Credit Facilities. The debt service coverage ratio covenant begins testing in the fiscal quarter ending December 31, 2022, and is set at a ratio of 2:1 before stepping up to 2.5:1 in the fiscal quarter ending September 30, 2024. The leverage ratio covenant begins testing in the fiscal quarter ending June 30, 2023. It is tested based on the ratio of MSG National Properties and its restricted subsidiaries’ consolidated total indebtedness to adjusted operating income, with an initial maximum ratio of 6:1, stepping down to 5.5:1 in the fiscal quarter ending June 30, 2024 and 4.5:1 in the fiscal quarter ending June 30, 2026. As of September 30, 2022, MSG National Properties and its restricted subsidiaries were in compliance with the covenants of the National Properties Credit Agreement.
Tao Credit Facilities
On June 9, 2022, TAO Group Intermediate Holdings LLC (“TAOIH” or “Intermediate Holdings”) and TAO Group Operating LLC (“TAOG” or “Senior Borrower”) entered into an amended and restated credit agreement (the “Restated Tao Senior Credit Agreement”) with JPMorgan Chase Bank, N.A., as agent, and the lenders party thereto. The Restated Tao Senior Credit Agreement provides TAOG with senior secured credit facilities (the “Tao Credit Facilities”) consisting of: (i) an initial $75,000 term loan facility with a term of five years (the “Tao Term Loan Facility”) and (ii) a $60,000 revolving credit facility with a term of five years (the “Tao Revolving Credit Facility”). Up to $5,000 of the Tao Revolving Credit Facility is available for the issuance of letters of credit. As of September 30, 2022, outstanding letters of credit were $750 and the remaining borrowing available under the Tao Revolving Credit Facility was $49,250.
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
The Restated Tao Senior Credit Agreement requires TAOIH to comply with a maximum total leverage ratio of 3.50:1.00, a maximum senior leverage ratio of 2.50:1.00 and a minimum fixed charge coverage ratio of 1.25:1.00. The Restated Tao Senior Credit Agreement, among other things, (i) increased the minimum liquidity for TAOG to $20,000 and maximum capital expenditures to $30,000, with a one year carry forward of $20,000, (ii) increased the basket for the maximum amount of the incremental revolving credit facility to $50,000; and (iii) amended certain other financial covenants regarding leverage to allow up to $10,000 of cash netting. As of September 30, 2022, TAOG, TAOIH and the restricted subsidiaries were in compliance with the covenants of the Restated Tao Senior Credit Agreement.
Letters of Credit
The Company uses letters of credit to support its business operations. As of September 30, 2022, the Company had a total of $9,476 of letters of credit outstanding, which included two letters of credit for an aggregate of $750 issued under the Tao Revolving Credit Facility and two outstanding letters of credit for an aggregate of $7,860 issued under the National Properties Revolving Credit Facility.

Contractual Obligations
The Company did not have any material changes in its contractual obligations since the end of Fiscal Year 2022 other than activities in the ordinary course of business. See Note 7, Commitments and Contingencies, to the financial statements included in “— Item 1. Financial Statements” of this Quarterly Report on Form 10-Q for further details on the timing and amount of payments under various media rights agreements.
Cash Flow Discussion
As of September 30, 2022, cash, cash equivalents and restricted cash totaled $458,893, as compared to $846,010 as of June 30, 2022. The following table summarizes the Company’s cash flow activities for the three months ended September 30, 2022 and 2021:

	Three Months Ended
	September 30,
	2022	2021
Net loss	$(44,043)	$(76,655)
Adjustments to reconcile net loss to net cash provided by operating activities	54,099	49,433
Subtotal	$10,056	$(27,222)
Changes in working capital assets and liabilities	(91,239)	34,210
Net cash (used in) provided by operating activities	$(81,183)	$6,988
Net cash used in investing activities	(285,218)	(146,302)
Net cash used in financing activities	(20,023)	(44,797)
Effect of exchange rates on cash, cash equivalents and restricted cash	(693)	(386)
Net decrease in cash, cash equivalents and restricted cash	$(387,117)	$(184,497)
Operating Activities
Net cash used in operating activities for the three months ended September 30, 2022 increased by $88,171 to $81,183 as compared to the prior year period, primarily due to changes in working capital assets and liabilities, which included (i) higher cash payments to promoters, (ii) a decrease in deferred revenue associated with customers’ advanced payments, and (iii) higher prepaid revenue share for suite licenses, partially offset by a lower net loss in the current year period.
Investing Activities
Net cash used in investing activities for the three months ended September 30, 2022 increased by $138,916 to $285,218 as compared to the prior year period primarily due to an increase in capital expenditures mainly for the MSG Sphere in the current year period.
Financing Activities
Net cash used in financing activities for the three months ended September 30, 2022 decreased by $24,774 to $20,023 as compared to the prior year period primarily due to the repayment of the Tao Revolving Credit Facility in the prior year period and proceeds received from the National Properties Revolving Credit Facility in the current year period.
Seasonality of Our Business
The revenues the Company earns from the Christmas Spectacular and arena license fees from MSG Sports in connection with the Knicks’ and Rangers’ use of The Garden generally means that the Entertainment segment earns a disproportionate share of its revenues and operating income in the second and third quarters of the Company’s fiscal year with the first fiscal quarter being disproportionally lower. Similarly, MSG Networks’ advertising revenue is largely derived from the sale of inventory in its live professional sports programming, and as such, a disproportionate share of this revenue has historically been earned in the second and third fiscal quarters.
As a result of the foregoing, the Company’s revenue and operating income are disproportionally higher in the fiscal second and third quarter of the fiscal year and lower in the first quarter of the fiscal year.

Recently Issued Accounting Pronouncements and Critical Accounting Estimates
Recently Issued and Adopted Accounting Pronouncements
See Note 2, Accounting Policies, to the financial statements included in “— Item 1. Financial Statements” of this Quarterly Report on Form 10-Q for discussion of recently issued accounting pronouncements.
Critical Accounting Estimates
There have been no material changes to the Company’s critical accounting policies from those set forth in Note 2. Summary of Significant Accounting Policies of the Company’s audited consolidated and combined financial statements and notes thereto for the year ended June 30, 2022 included in the Form 10-K. The following discussion has been included to provide the results of our annual impairment testing of goodwill and identifiable indefinite-lived intangible assets performed during the first quarter of Fiscal Year 2023.
Impairment of Goodwill and Indefinite-Lived Assets
Goodwill is tested annually for impairment as of August 31st and at any time upon the occurrence of certain events or substantive changes in circumstances. The Company performs its goodwill impairment test at the reporting unit level, which is one level below the operating segment level. As of September 30, 2022, the Company had three operating and reportable segments consistent with the process the Company’s management followed in making decisions and allocating resources to the business.
For purposes of evaluating goodwill for impairment, the Company has three reporting units: Entertainment, MSG Networks and Tao Group Hospitality.
The goodwill balance reported on the Company’s condensed consolidated balance sheet as of September 30, 2022 by reporting unit was as follows:

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
The Company elected to perform the qualitative assessment of impairment for all of the Company’s reporting units for the Fiscal Year 2023 annual impairment test. These assessments considered factors such as:
•macroeconomic conditions;
•industry and market considerations;
•cost factors;
•overall financial performance of the reporting units;
•other relevant company-specific factors such as changes in management, strategy or customers; and
•relevant reporting unit specific events such as changes in the carrying amount of net assets.

During the first quarter of Fiscal Year 2023, the Company performed its most recent annual impairment tests of goodwill and determined that there were no impairments of goodwill identified for any of its reporting units as of the impairment test date. Based on these impairment tests, the Company’s reporting units had sufficient safety margins, representing the excess of the estimated fair value of each reporting unit, derived from the most recent quantitative assessments, less its respective carrying value (including goodwill allocated to each respective reporting unit). The Company believes that if the fair value of the reporting unit exceeds its carrying value by greater than 10%, a sufficient safety margin has been realized.
Identifiable Indefinite-Lived Intangible Assets
Identifiable indefinite-lived intangible assets are tested annually for impairment as of August 31st and at any time upon the occurrence of certain events or substantive changes in circumstances. The following table sets forth the amount of identifiable indefinite-lived intangible assets reported in the Company’s condensed consolidated balance sheet as of September 30, 2022:

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
During the first quarter of Fiscal Year 2023, the Company performed its most recent annual impairment test of the identifiable indefinite-lived intangible assets and determined that there were no impairments identified. Based on these impairment tests, the Company’s indefinite-lived intangible assets had sufficient safety margins, representing the excess of each identifiable indefinite-lived intangible asset’s estimated fair value over its respective carrying value. The Company believes that if the fair value of an indefinite-lived intangible asset exceeds its carrying value by greater than 10%, a sufficient safety margin has been realized.
Item 3. Quantitative and Qualitative Disclosures About Market Risk
There were no material changes to the disclosures regarding market risks in connection with our pension and postretirement plans. See Item 7A, “Quantitative and Qualitative Disclosures About Market Risk,” of our Form 10-K.
Potential Interest Rate Risk Exposure
The Company, through its subsidiaries, MSG National Properties and MSG Networks, and the consolidation of Tao Group Hospitality, is subject to potential interest rate risk exposure related to borrowings incurred under their respective credit facilities. Changes in interest rates may increase interest expense payments with respect to any borrowings incurred under these credit facilities. The effect of a hypothetical 200 basis point increase in floating interest rate prevailing as of September 30, 2022 and continuing for a full year would increase the Company’s interest expense on the outstanding amounts under the credit facilities by $35,385.

Foreign Currency Exchange Rate Exposure
We are exposed to market risk resulting from foreign currency fluctuations, primarily to the British pound sterling through our net investment position initiated with our acquisition of land in London in the second quarter of fiscal year 2018 for future MSG Sphere development and through cash and invested funds which will be deployed in the construction of our London venue. We may evaluate and decide, to the extent reasonable and practical, to reduce the translation risk of foreign currency fluctuations by entering into foreign currency forward exchange contracts with financial institutions. If we were to enter into such hedging transactions, the market risk resulting from foreign currency fluctuations is unlikely to be entirely eliminated. We do not plan to enter into derivative financial instrument transactions for foreign currency speculative purposes. During the past twelve months ended September 30, 2022, the GBP/USD exchange rate ranged from 1.0695 to 1.3967 as compared to GBP/USD exchange rate of 1.3548 as of September 30, 2022, a fluctuation range of approximately 3.09%. As of September 30, 2022, a uniform hypothetical 14.88% fluctuation in the GBP/USD exchange rate would have resulted in a change of approximately $27,000 in the Company’s net asset value.
Item 4. Controls and Procedures
Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of the design and operation of our disclosure controls and procedures as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act. Based on that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that the Company's disclosure controls and procedures were effective as of September 30, 2022.
Changes in Internal Control over Financial Reporting
There were no changes in the Company’s internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Securities Exchange Act of 1934) during the fiscal quarter ended September 30, 2022, that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II—OTHER INFORMATION
Item 1. Legal Proceedings
Fifteen complaints were filed in connection with the Company’s acquisition of MSG Networks Inc. (the “Merger”) by purported stockholders of the Company and MSG Networks Inc.
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
On September 27, 2021, the Court of Chancery entered an order consolidating four complaints filed by purported stockholders of MSG Networks Inc. The consolidated action is captioned: In re MSG Networks Inc. Stockholder Class Action Litigation, C.A. No. 2021-0575-KSJM. The consolidated plaintiffs filed their Verified Consolidated Stockholder Class Action Complaint on October 29, 2021. The complaint asserts claims on behalf of a putative class of former MSG Networks Inc. stockholders against each member of the board of directors of MSG Networks Inc. and the controlling stockholders prior to the Merger. Plaintiffs allege that the MSG Networks Inc. board of directors and controlling stockholders breached their fiduciary duties in negotiating and approving the Merger. The Company is not named as a defendant but has been subpoenaed to produce documents and testimony related to the Merger. Plaintiffs seek, among other relief, monetary damages for the putative class and plaintiffs’ attorneys’ fees. Defendants to the MSG Networks Inc. consolidated action filed answers to the complaint on December 30, 2021. The Company substantially completed its production of documents responsive to plaintiffs’ requests on June 24, 2022, and continues to be engaged in responding to plaintiffs’ additional discovery requests. Pursuant to the indemnity rights in its bylaws and Delaware law, the Company is advancing the costs incurred by defendants in this action, and defendants may assert indemnification rights in respect of any adverse judgment or settlement of the action.
On September 19, 2022, the Court of Chancery approved a case schedule, governing the two consolidated actions, which set tentative trial dates for April 2023.
We are currently unable to determine a range of potential liability, if any, with respect to these Merger-related claims. Accordingly, no accrual for these matters has been made in our financial statements.
The Company is a defendant in various other lawsuits. Although the outcome of these other lawsuits cannot be predicted with certainty (including the extent of available insurance, if any), management does not believe that resolution of these other lawsuits will have a material adverse effect on the Company.
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
As of September 30, 2022, the Company has the ability to repurchase up to $350 million of the Company’s Class A Common Stock under the Class A Common Stock share repurchase program authorized by the Company’s Board of Directors on March 31, 2020. Under the authorization, shares of Class A Common Stock may be purchased from time to time in open market transactions, in accordance with applicable insider trading and other securities laws and regulations. The timing and amount of purchases will depend on market conditions and other factors. No shares have been repurchased to date.

Item 6. Exhibits

(a)Index to Exhibits

EXHIBIT NO.	DESCRIPTION
10.1
Amendment No. 1 to Dry Lease Agreement dated as of May 6, 2019 between Brighid Air LLC and MSG Entertainment Group, LLC (formerly MSG Sports & Entertainment, LLC) (for the Challenger), effective as of August 18, 2022 (incorporated by reference to Exhibit 10.55 to the Company's Annual Report on Form 10-K filed on August 19, 2022). †

10.2
Amendment No. 2 to Dry Lease Agreement dated December 17, 2018 between Sterling2K LLC and MSG Entertainment Group, LLC (formerly MSG Sports & Entertainment, LLC) (for the DFO G550), effective as of November 4, 2022.

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
101
The following materials from Madison Square Garden Entertainment Corp. Quarterly Report on Form 10-Q for the quarter ended September 30, 2022, formatted in Inline Extensible Business Reporting Language (iXBRL): (i) condensed consolidated balance sheets, (ii) condensed consolidated statements of operations, (iii) condensed consolidated statements of comprehensive loss, (iv) condensed consolidated statements of cash flows, (v) condensed consolidated statements of equity and redeemable noncontrolling interests, and (vi) notes to condensed consolidated financial statements.

104	The cover page from the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2022 formatted in Inline XBRL and contained in Exhibit 101.
_________________
†    This exhibit is a management contract or a compensatory plan or arrangement.

SIGNATURE
Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on the 9th day of November 2022.

Madison Square Garden Entertainment Corp.

By:	/S/ DAVID F. BYRNES
	Name:	David F. Byrnes
	Title:	Executive Vice President and Chief Financial Officer