Form 10-Q
period 2022-12-31
Madison Square Garden Entertainment Corp.
filed 2023-02-09
CIK 1795250

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
____________________
FORM 10-Q
________________________
(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended December 31, 2022
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). ☐ Yes ☑ No
Number of shares of common stock outstanding as of January 31, 2023:

Class A Common Stock par value $0.01 per share	—	27,687,166
Class B Common Stock par value $0.01 per share	—	6,866,754

MADISON SQUARE GARDEN ENTERTAINMENT CORP.

PART I – FINANCIAL INFORMATION
Item 1. Financial Statements
MADISON SQUARE GARDEN ENTERTAINMENT CORP.
CONDENSED CONSOLIDATED BALANCE SHEETS (Unaudited)
(in thousands, except per share data)

	December 31, 2022	June 30, 2022
ASSETS
Current Assets:
Cash, cash equivalents and restricted cash	$553,736	$846,010
Accounts receivable, net	208,452	216,652
Prepaid expenses and other current assets	153,968	155,994
Total current assets	916,156	1,218,656
Non-Current Assets:
Property and equipment, net	3,509,473	2,939,052
Right-of-use lease assets	499,279	446,499
Goodwill	500,181	500,181
Intangible assets, net	217,181	227,885
Other non-current assets	207,392	189,887
Total assets	$5,849,662	$5,522,160
LIABILITIES, REDEEMABLE NONCONTROLLING INTERESTS AND EQUITY
Current Liabilities:
Accounts payable, accrued and other current liabilities	$584,313	$589,246
Current portion of long-term debt	102,500	78,512
Operating lease liabilities, current	67,775	65,310
Deferred revenue	209,882	228,032
Total current liabilities	964,470	961,100
Non-Current Liabilities:
Long-term debt, net of deferred financing costs	1,885,251	1,664,576
Operating lease liabilities, non-current	479,991	427,971
Deferred tax liabilities, net	165,467	163,441
Other non-current liabilities	145,341	145,496
Total liabilities	3,640,520	3,362,584
Commitments and contingencies (see Note 9)
Redeemable noncontrolling interests	190,222	184,192
Equity:
Class A Common Stock(a)	277	273
Class B Common Stock(b)	69	69
Additional paid-in capital	2,322,007	2,301,970
Accumulated deficit	(267,909)	(290,736)
Accumulated other comprehensive loss	(48,563)	(48,355)
Total Madison Square Garden Entertainment Corp. stockholders’ equity	2,005,881	1,963,221
Nonredeemable noncontrolling interests	13,039	12,163
Total equity	2,018,920	1,975,384
Total liabilities, redeemable noncontrolling interests and equity	$5,849,662	$5,522,160
_________________
(a)Class A Common Stock, $0.01 par value per share, 120,000 shares authorized;27,687 and 27,368 shares outstanding as of December 31, 2022 and June 30, 2022, respectively.
(b)Class B Common Stock, $0.01 par value per share, 30,000 shares authorized;6,867 shares outstanding as of December 31, 2022 and June 30, 2022.

See accompanying notes to the unaudited condensed consolidated financial statements.

MADISON SQUARE GARDEN ENTERTAINMENT CORP.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (Unaudited)
(in thousands, except per share data)

	Three Months Ended		Six Months Ended
	December 31,		December 31,
	2022	2021	2022	2021
Revenues(a)	$642,198	$516,439	$1,043,416	$810,949
Direct operating expenses(a)	(348,959)	(296,258)	(602,860)	(462,019)
Selling, general and administrative expenses(a)	(182,433)	(162,277)	(346,843)	(337,116)
Depreciation and amortization	(29,059)	(30,533)	(58,814)	(59,963)
Impairment and other gains, net	5,885	7,979	7,885	161
Restructuring charges	(13,682)	—	(13,682)	—
Operating income (loss)	73,950	35,350	29,102	(47,988)
Interest income	3,603	773	7,557	1,548
Interest expense	(894)	(8,167)	(3,061)	(17,415)
Other expense, net	(3,853)	(18,874)	(2,328)	(22,628)
Income (loss) from operations before income taxes	72,806	9,082	31,270	(86,483)
Income tax (expense) benefit	(2,249)	(4,063)	(4,756)	14,847
Net income (loss)	70,557	5,019	26,514	(71,636)
Less: Net income attributable to redeemable noncontrolling interests	3,029	2,642	4,153	4,854
Less: Net (loss) income attributable to nonredeemable noncontrolling interests	(56)	106	(466)	471
Net income (loss) attributable to Madison Square Garden Entertainment Corp.’s stockholders	$67,584	$2,271	$22,827	$(76,961)

Basic and diluted earnings (loss) per common share attributable to Madison Square Garden Entertainment Corp.’s stockholders	$1.95	$0.07	$0.66	$(2.25)
Weighted-average number of common shares outstanding:
Basic	34,684	34,278	34,544	34,186
Diluted	34,710	34,436	34,609	34,186
_________________
(a)See Note 14, Related Party Transactions, for further information on related party revenues and expenses

See accompanying notes to the unaudited condensed consolidated financial statements.

MADISON SQUARE GARDEN ENTERTAINMENT CORP.
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
(Unaudited)
(in thousands)

	Three Months Ended		Six Months Ended
	December 31,		December 31,
	2022	2021	2022	2021
Net income (loss)	$70,557	$5,019	$26,514	$(71,636)
Other comprehensive income (loss), before income taxes:
Amortization of net actuarial loss included in net periodic benefit cost	510	510	1,020	1,020
Cumulative translation adjustments	14,803	2,486	(1,277)	(3,932)
Other comprehensive income (loss), before income taxes	15,313	2,996	(257)	(2,912)
Income tax (expense) benefit related to items of other comprehensive loss	(2,895)	(568)	49	552
Other comprehensive income (loss), net of income taxes	12,418	2,428	(208)	(2,360)
Comprehensive income (loss)	82,975	7,447	26,306	(73,996)
Less: Net income attributable to redeemable noncontrolling interests	3,029	2,642	4,153	4,854
Less: Net (loss) income attributable to nonredeemable noncontrolling interests	(56)	106	(466)	471
Comprehensive income (loss) attributable to Madison Square Garden Entertainment Corp.’s stockholders	$80,002	$4,699	$22,619	$(79,321)

See accompanying notes to the unaudited condensed consolidated financial statements.

MADISON SQUARE GARDEN ENTERTAINMENT CORP.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)
(in thousands)

	Six Months Ended
	December 31,
	2022	2021
OPERATING ACTIVITIES:
Net income (loss)	$26,514	$(71,636)
Adjustment to reconcile net income (loss) to net cash provided by operating activities:
Depreciation and amortization	58,814	59,963
Impairment and other gains, net	(7,885)	(161)
Amortization of deferred financing costs	2,634	4,367
Benefit (expense) from deferred income taxes	2,257	(17,173)
Share-based compensation expense	35,666	43,699
Amortization of right-of-use assets	15,421	12,451
Net unrealized loss on equity investments with and without readily determinable fair value	1,234	19,615
Other non-cash adjustments	2,798	6,580
Change in assets and liabilities:
Accounts receivable, net	9,421	(20,857)
Prepaid expenses and other current and non-current assets	(18,769)	4,907
Accounts payable, accrued and other current and non-current liabilities	(42,690)	35,984
Deferred revenue	(17,295)	47,016
Right-of-use lease assets and operating lease liabilities	(13,155)	8,031
Net cash provided by operating activities	$54,965	$132,786
INVESTING ACTIVITIES:
Capital expenditures, net	$(558,808)	$(313,076)
Capitalized interest	(50,335)	(19,926)
Proceeds from dispositions, net	27,904	—
Proceeds from sale of equity securities	3,819	—
Other investing activities	1,511	470
Net cash used in investing activities	$(575,909)	$(332,532)
FINANCING ACTIVITIES:
Proceeds from issuance of term loan	$275,000	$—
Taxes paid in lieu of shares issued for equity-based compensation	(14,980)	(15,240)
Noncontrolling interest holders’ capital contributions	2,000	4,677
Distributions to noncontrolling interest holders	(1,325)	(1,060)
Distributions to related parties associated with the settlement of certain share-based awards	(571)	(516)
Repayments of revolving credit facility	—	(15,000)
Principal repayments on long-term debt	(26,625)	(30,500)
Payments for financing costs	(5,112)	—
Other financing activities	788	—
Net cash provided by (used in) financing activities	$229,175	$(57,639)
Effect of exchange rates on cash, cash equivalents and restricted cash	(505)	(572)
Net decrease in cash, cash equivalents and restricted cash	(292,274)	(257,957)
Cash, cash equivalents and restricted cash at beginning of period	846,010	1,539,976
Cash, cash equivalents and restricted cash at end of period	$553,736	$1,282,019
NON-CASH INVESTING AND FINANCING ACTIVITIES:
Investments and loans to nonconsolidated affiliates	$—	$675
Capital expenditures incurred but not yet paid	$38,127	$42,620
Share-based compensation capitalized in property and equipment	$1,802	$1,763
See accompanying notes to the unaudited condensed consolidated financial statements.

MADISON SQUARE GARDEN ENTERTAINMENT CORP.
CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
AND REDEEMABLE NONCONTROLLING INTERESTS
(Unaudited)
(in thousands)

	Common Stock Issued	Additional Paid-In Capital	Accumulated Deficit	Accumulated Other Comprehensive Loss	Total Madison Square Garden Entertainment Corp. Stockholders’ Equity	Non - redeemable Noncontrolling Interests	Total Equity	Redeemable Noncontrolling Interests
Balance as of September 30, 2022	$342	$2,303,135	$(335,493)	$(60,981)	$1,907,003	$11,723	$1,918,726	$185,711
Net income (loss)	—	—	67,584	—	67,584	(56)	67,528	3,029
Other comprehensive income	—	—	—	12,418	12,418	—	12,418	—
Share-based compensation	—	20,784	—	—	20,784	—	20,784	—
Tax withholding associated with shares issued for equity-based compensation	4	(1,017)	—	—	(1,013)	—	(1,013)	—
BCE disposition	—	—	—	—	—	667	667	—
Accretion of put options and adjustments	—	(895)	—	—	(895)	—	(895)	1,482
Contributions	—	—	—	—	—	1,500	1,500	—
Distributions	—	—	—	—	—	(795)	(795)	—
Balance as of December 31, 2022	$346	$2,322,007	$(267,909)	$(48,563)	$2,005,881	$13,039	$2,018,920	$190,222

Balance as of September 30, 2021	$342	$2,293,157	$(175,573)	$(35,060)	$2,082,866	$13,141	$2,096,007	$140,410
Net income	—	—	2,271	—	2,271	106	2,377	2,642
Other comprehensive income	—	—	—	2,428	2,428	—	2,428	—
Share-based compensation	—	24,595	—	—	24,595	—	24,595	—
Tax withholding associated with shares issued for equity-based compensation	—	(337)	—	—	(337)	—	(337)	—
Accretion of put options	—	—	—	—	—	—	—	587
Contributions	—	—	—	—	—	3,805	3,805	—
Distributions	—	—	—	—	—	(1,060)	(1,060)	(1,635)
Balance as of December 31, 2021	$342	$2,317,415	$(173,302)	$(32,632)	$2,111,823	$15,992	$2,127,815	$142,004
See accompanying notes to the unaudited condensed consolidated financial statements.

MADISON SQUARE GARDEN ENTERTAINMENT CORP.
CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
AND REDEEMABLE NONCONTROLLING INTERESTS
(Unaudited)
(in thousands)

	Common Stock Issued	Additional Paid-In Capital	Accumulated Deficit	Accumulated Other Comprehensive Loss	Total Madison Square Garden Entertainment Corp. Stockholders’ Equity	Non - redeemable Noncontrolling Interests	Total Equity	Redeemable Noncontrolling Interests
Balance as of June 30, 2022	$342	$2,301,970	$(290,736)	$(48,355)	$1,963,221	$12,163	$1,975,384	$184,192
Net income (loss)	—	—	22,827	—	22,827	(466)	22,361	4,153
Other comprehensive loss	—	—	—	(208)	(208)	—	(208)	—
Share-based compensation	—	36,295	—	—	36,295	—	36,295	—
Tax withholding associated with shares issued for equity-based compensation	4	(14,984)	—	—	(14,980)	—	(14,980)	—
BCE disposition	—	—	—	—	—	667	667	—
Accretion of put options and adjustments	—	(895)	—	—	(895)	—	(895)	2,069
Contributions	—	—	—	—	—	2,000	2,000	—
Distributions	—	(379)	—	—	(379)	(1,325)	(1,704)	(192)
Balance as of December 31, 2022	$346	$2,322,007	$(267,909)	$(48,563)	$2,005,881	$13,039	$2,018,920	$190,222

Balance as of June 30, 2021	$340	$2,294,775	$(96,341)	$(30,272)	$2,168,502	$11,904	$2,180,406	$137,834
Net (loss) income	—	—	(76,961)	—	(76,961)	471	(76,490)	4,854
Other comprehensive loss	—	—	—	(2,360)	(2,360)	—	(2,360)	—
Share-based compensation	—	44,287	—	—	44,287	—	44,287	—
Tax withholding associated with shares issued for equity-based compensation	2	(15,242)	—	—	(15,240)	—	(15,240)	—
Accretion of put options	—	—	—	—	—	—	—	1,174
Adjustments of redeemable noncontrolling interest		(6,178)			(6,178)		(6,178)	66
Contributions	—	—	—	—	—	4,677	4,677	—
Distributions	—	(227)	—	—	(227)	(1,060)	(1,287)	(1,924)
Balance as of December 31, 2021	$342	$2,317,415	$(173,302)	$(32,632)	$2,111,823	$15,992	$2,127,815	$142,004
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
Madison Square Garden Entertainment Corp. (together with its subsidiaries, the “Company” or “MSG Entertainment”), is a leader in live entertainment comprised of iconic venues, marquee entertainment brands, regional sports and entertainment networks and popular dining and nightlife offerings. Utilizing the Company’s powerful brands and live entertainment expertise, the Company delivers unique experiences that set the standard for excellence and innovation while forging deep connections with diverse and passionate audiences. The Company is comprised of three reportable segments: Entertainment, MSG Networks and Tao Group Hospitality. As of December 31, 2022, there have been no changes to the reportable segments of the Company. See Note 1, Description of Business and Basis of Presentation, to the consolidated and combined financial statements included in the Form 10-K for the fiscal years ended June 30, 2022, 2021 and 2020 as filed with the SEC on August 19, 2022 (the “2022 Form 10-K”) for more information regarding the details of the Company’s business.
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
In the opinion of the Company, the accompanying financial statements contain all adjustments, consisting of only normal recurring adjustments, necessary for a fair statement of its financial position as of December 31, 2022, and its results of operations for the three and six months ended December 31, 2022, and 2021, and cash flows for the six months ended December 31, 2022, and 2021. The condensed consolidated financial statements and the accompanying notes as of Fiscal Year 2023, were derived from audited annual financial statements but do not contain all of the footnote disclosures from the annual financial statements.
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
Impact of the COVID-19 Pandemic
The Company’s operations and operating results were not materially impacted by the COVID-19 pandemic during the six months ended December 31, 2022, as compared to the prior year period, which was impacted by (i) fewer ticketed events at our performance venues due to the lead-time required to book touring acts and artists, (ii) the postponement or cancellation of select events at our performance venues (including the partial cancellation of the 2021 production of the Christmas Spectacular), and a temporary impact to both demand and operations at Tao Group Hospitality as a result of an increase in COVID-19 cases during the fiscal second quarter, and (iii) certain regulatory requirements, including vaccination/mask requirements for our performance, entertainment dining and nightlife venues, which contributed to certain Tao Group Hospitality branded locations remaining closed during the period. See Note 1, Impact of the COVID-19 Pandemic, to the consolidated and combined financial statements included in the 2022 Form 10-K for more information regarding the impact of the COVID-19 pandemic on our business.
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
Note 2. Accounting Policies
Principles of Consolidation
The financial statements of the Company include the accounts of Madison Square Garden Entertainment Corp. and its subsidiaries, which include Tao Group Holdings, LLC and its subsidiaries (“Tao Group Hospitality”) and Boston Calling Events, LLC (“BCE”), until its disposition on December 2, 2022. All significant intercompany transactions and balances have been eliminated in consolidation.
The financial statements of the Company include accounts of Tao Group Hospitality, and BCE (up to December 2, 2022) in which the Company has controlling voting interests. The Company’s consolidation criteria are based on authoritative accounting guidance for identifying a controlling financial interest. Tao Group Hospitality and BCE are consolidated with the equity owned by other stockholders shown as redeemable or nonredeemable noncontrolling interests in the accompanying condensed consolidated balance sheets, and the other stockholders’ portion of net earnings (loss) and other comprehensive income (loss) shown as net income (loss) or comprehensive income (loss) attributable to redeemable or nonredeemable noncontrolling interests in the accompanying condensed consolidated statements of operations and condensed consolidated statements of comprehensive income (loss), respectively.
The Company disposed of its controlling interest in BCE on December 2, 2022 and these condensed consolidated financial statements reflect the results of operations of BCE until its disposition. See Note 3, Dispositions, for details regarding the disposal. See Note 2, Summary of Significant Accounting Policies, to the consolidated and combined financial statements included in the 2022 Form 10-K regarding the classification of redeemable noncontrolling interests of Tao Group Hospitality.
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
Summary of Significant Accounting Policies
The following is an update to the Company's Summary of Significant Accounting Policies, disclosed in the 2022 Form 10-K. The update primarily reflects the addition of a policy related to production costs for the Company’s Original Immersive Productions.
Production Costs for the Company’s Original Immersive Productions
The Company defers certain costs during the production phase of its original immersive productions for MSG Sphere that are directly related to production activities. Such costs include, but are not limited to, fees paid to writers, directors, and producers as well as video and music production costs and production specific overhead. Deferred immersive production costs are

MADISON SQUARE GARDEN ENTERTAINMENT CORP.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
(Continued)
amortized in the same ratio that current period actual revenue bears to estimated remaining unrecognized ultimate revenue as of the beginning of the current fiscal year. Estimates of ultimate revenues are prepared on an individual production basis and reviewed regularly by management and revised where necessary to reflect the most current information. Ultimate revenues reflect management’s estimates of future revenue over a period not to exceed ten years following the premiere of the production. Deferred immersive production costs are subject to recoverability assessments whenever there is an indication of potential impairment.
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
Note 3. Dispositions
Disposition of Our Interest in Boston Calling Events
The Company entered into an agreement on December 1, 2022, to sell its controlling interest in BCE (the “BCE Disposition”). The transaction closed on December 2, 2022, resulting in a total gain on sale of $8,744, net of transaction costs. BCE meets the definition of a business under SEC Regulation S-X Rule 11-01(d)-1 and FASB ASC Topic 805 — Business Combinations. This disposition does not represent a strategic shift with a major effect on the Company’s operations, and as such, has not been reflected as a discontinued operation under FASB ASC Subtopic 205-20 — Discontinued Operations. The gain on the BCE Disposition was reported under the Entertainment segment and recorded in Impairment and other gains, net in the condensed consolidated statements of operations.
Disposition of Corporate Aircraft
On December 30, 2022, the Company sold its owned aircraft for $20,375. In connection with the sale, the Company recognized a loss of $4,332, net of transaction costs. The loss on the aircraft disposition was reported under the Entertainment segment and recorded in Impairment and other gains, net in the condensed consolidated statements of operations.
Note 4. Revenue Recognition
Contracts with Customers
See Note 2, Summary of Significant Accounting Policies and Note 4, Revenue Recognition, to the consolidated and combined financial statements included in the 2022 Form 10-K for more information regarding the details of the Company’s revenue recognition policies. All revenue recognized in the condensed consolidated statements of operations is considered to be revenue from contracts with customers in accordance with ASC Topic 606, except for revenues from the arena license agreements that require the Knicks and the Rangers to play their home games at The Garden (the “Arena License Agreements”), leases and subleases that are accounted for in accordance with ASC Topic 842.

MADISON SQUARE GARDEN ENTERTAINMENT CORP.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
(Continued)
Disaggregation of Revenue
The following tables disaggregate the Company’s revenue by major source and reportable segment based upon the timing of transfer of goods or services to the customer for the three and six months ended December 31, 2022 and 2021:

	Three Months Ended
	December 31, 2022
	Entertainment	MSG Networks	Tao Group Hospitality	Eliminations	Total
Event-related and entertainment dining and nightlife offerings (a)	$238,888	$—	$117,365	$(281)	$355,972
Sponsorship, signage and suite licenses (b)	68,997	2,404	193	(330)	71,264
Media related, primarily from affiliation agreements (b)	—	154,401	—	—	154,401
Other (c)	15,353	2,093	18,436	(8,601)	27,281
Total revenues from contracts with customers	323,238	158,898	135,994	(9,212)	608,918
Revenues from Arena License Agreements, leases and subleases	33,280	—	—	—	33,280
Total revenues	$356,518	$158,898	$135,994	$(9,212)	$642,198

	Three Months Ended
	December 31, 2021
	Entertainment	MSG Networks	Tao Group Hospitality	Eliminations	Total
Event-related and entertainment dining and nightlife offerings (a)	$155,476	$—	$108,241	$(657)	$263,060
Sponsorship, signage and suite licenses (b)	50,979	1,787	490	(521)	52,735
Media related, primarily from affiliation agreements (b)	—	156,202	—	—	156,202
Other (c)	11,959	1,992	8,355	(7,060)	15,246
Total revenues from contracts with customers	218,414	159,981	117,086	(8,238)	487,243
Revenues from Arena License Agreements, leases and subleases	29,196	—	—	—	29,196
Total revenues	$247,610	$159,981	$117,086	$(8,238)	$516,439

	Six Months Ended
	December 31, 2022
	Entertainment	MSG Networks	Tao Group Hospitality	Eliminations	Total
Event-related and entertainment dining and nightlife offerings (a)	$341,678	$—	$232,883	$(329)	$574,232
Sponsorship, signage and suite licenses (b)	107,389	2,648	996	(744)	110,289
Media related, primarily from affiliation agreements (b)	—	276,213	—	—	276,213
Other (c)	18,487	2,516	34,766	(9,153)	46,616
Total revenues from contracts with customers	467,554	281,377	268,645	(10,226)	1,007,350
Revenues from Arena License Agreements, leases and subleases	36,066	—	—	—	36,066
Total revenues	$503,620	$281,377	$268,645	$(10,226)	$1,043,416

MADISON SQUARE GARDEN ENTERTAINMENT CORP.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
(Continued)

	Six Months Ended
	December 31, 2021
	Entertainment	MSG Networks	Tao Group Hospitality	Eliminations	Total
Event-related and entertainment dining and nightlife offerings (a)	$177,492	$—	$216,931	$(838)	$393,585
Sponsorship, signage and suite licenses (b)	57,956	2,423	625	(521)	60,483
Media related, primarily from affiliation agreements (b)	—	296,673	—	—	296,673
Other (c)	14,889	2,358	18,994	(7,545)	28,696
Total revenues from contracts with customers	250,337	301,454	236,550	(8,904)	779,437
Revenues from Arena License Agreements, leases and subleases	31,512	—	—	—	31,512
Total revenues	$281,849	$301,454	$236,550	$(8,904)	$810,949
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
(c)Primarily consists of (i) revenues from sponsorship sales and representation agreements with Madison Square Garden Sports Corp. (“MSG Sports”), (ii) Tao Group Hospitality’s managed venue revenues, and (iii) advertising commission revenues recognized by the Entertainment segment from the MSG Networks segment of $8,426 and $8,802 for the three and six months ended December 31, 2022, respectively, and $6,985 and $7,395 for the three and six months ended December 31, 2021, respectively, that are eliminated in consolidation.

MADISON SQUARE GARDEN ENTERTAINMENT CORP.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
(Continued)
In addition to the disaggregation of the Company’s revenue by major source based upon the timing of transfer of goods or services to the customer disclosed above, the following tables disaggregate the Company’s consolidated revenues by type of goods or services in accordance with the required entity-wide disclosure requirements of ASC Subtopic 280-10-50-38 to 40 and the disaggregation of revenue required disclosures in accordance with ASC Subtopic 606-10-50-5 for the three and six months ended December 31, 2022 and 2021:

	Three Months Ended
	December 31, 2022
	Entertainment	MSG Networks	Tao Group Hospitality	Eliminations	Total
Ticketing and venue license fee revenues (a)	$173,725	$—	$—	$—	$173,725
Sponsorship and signage, suite, and advertising commission revenues (b)	92,174	—	—	(8,756)	83,418
Revenues from entertainment dining and nightlife offerings (c)	—	—	135,994	(456)	135,538
Food, beverage and merchandise revenues	55,387	—	—	—	55,387
Media networks revenues (d)	—	158,898	—	—	158,898
Other	1,952	—	—	—	1,952
Total revenues from contracts with customers	323,238	158,898	135,994	(9,212)	608,918
Revenues from Arena License Agreements, leases and subleases	33,280	—	—	—	33,280
Total revenues	$356,518	$158,898	$135,994	$(9,212)	$642,198

	Three Months Ended
	December 31, 2021
	Entertainment	MSG Networks	Tao Group Hospitality	Eliminations	Total
Ticketing and venue license fee revenues (a)	$109,141	$—	$—	$—	$109,141
Sponsorship and signage, suite, and advertising commission revenues (b)	70,602	—	—	(7,506)	63,096
Revenues from entertainment dining and nightlife offerings (c)	—	—	117,086	(732)	116,354
Food, beverage and merchandise revenues	37,765	—	—	—	37,765
Media networks revenues (d)	—	159,981	—	—	159,981
Other	906	—	—	—	906
Total revenues from contracts with customers	218,414	159,981	117,086	(8,238)	487,243
Revenues from Arena License Agreements, leases and subleases	29,196	—	—	—	29,196
Total revenues	$247,610	$159,981	$117,086	$(8,238)	$516,439

MADISON SQUARE GARDEN ENTERTAINMENT CORP.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
(Continued)

	Six Months Ended
	December 31, 2022
	Entertainment	MSG Networks	Tao Group Hospitality	Eliminations	Total
Ticketing and venue license fee revenues (a)	$245,857	$—	$—	$—	$245,857
Sponsorship and signage, suite, and advertising commission revenues (b)	137,308	—	—	(9,547)	127,761
Revenues from entertainment dining and nightlife offerings (c)	—	—	268,645	(679)	267,966
Food, beverage and merchandise revenues	81,690	—	—	—	81,690
Media networks revenues (d)	—	281,377	—	—	281,377
Other	2,699	—	—	—	2,699
Total revenues from contracts with customers	467,554	281,377	268,645	(10,226)	1,007,350
Revenues from Arena License Agreements, leases and subleases	36,066	—	—	—	36,066
Total revenues	$503,620	$281,377	$268,645	$(10,226)	$1,043,416

	Six Months Ended
	December 31, 2021
	Entertainment	MSG Networks	Tao Group Hospitality	Eliminations	Total
Ticketing and venue license fee revenues (a)	$125,977	$—	$—	$—	$125,977
Sponsorship and signage, suite, and advertising commission revenues (b)	81,415	—	—	(7,916)	73,499
Revenues from entertainment dining and nightlife offerings (c)	—	—	236,550	(988)	235,562
Food, beverage and merchandise revenues	41,688	—	—	—	41,688
Media networks revenues (d)	—	301,454	—	—	301,454
Other	1,257	—	—	—	1,257
Total revenues from contracts with customers	250,337	301,454	236,550	(8,904)	779,437
Revenues from Arena License Agreements, leases and subleases	31,512	—	—	—	31,512
Total revenues	$281,849	$301,454	$236,550	$(8,904)	$810,949
_________________
(a)Amounts include ticket sales, including other ticket-related revenue, and venue license fees from the Company’s events such as (i) concerts (ii) the presentation of the Christmas Spectacular and (iii) other live entertainment and sporting events.
(b)Amounts include (i) revenues from sponsorship sales and representation agreements with MSG Sports and (ii) advertising commission revenues recognized by the Entertainment segment from the MSG Networks segment of $8,426 and $8,802 for the three and six months ended December 31, 2022 and $6,985 and $7,395 for the three and six month ended December 31, 2021, respectively, that are eliminated in consolidation.
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

MADISON SQUARE GARDEN ENTERTAINMENT CORP.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
(Continued)
Contract Balances
The following table provides information about contract balances from the Company’s contracts with customers as of December 31, 2022 and June 30, 2022:

	December 31,	June 30,
	2022	2022
Receivables from contracts with customers, net (a)	$211,296	$215,261
Contract assets, current (b)	8,645	5,503
Contract assets, non-current (b)	765	756
Deferred revenue, including non-current portion (c)	210,210	228,703
_________________
(a)Receivables from contracts with customers, which are reported in Accounts receivable and Prepaid expenses and other current assets in the Company’s condensed consolidated balance sheets, represent the Company’s unconditional rights to consideration under its contracts with customers. As of December 31, 2022 and June 30, 2022, the Company’s receivables from contracts with customers above included $11,105 and $4,618, respectively, related to various related parties. See Note 14, Related Party Transactions for further details on related party arrangements.
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
(c)Deferred revenue primarily relates to the Company’s receipt of consideration from customers in advance of the Company’s transfer of goods or services to the customers. Deferred revenue is reduced and the related revenue is recognized once the underlying goods or services are transferred to a customer. Revenue recognized for the three and six months ended December 31, 2022 relating to the deferred revenue balance as of June 30, 2022 was $61,873 and $167,459, respectively.
Transaction Price Allocated to the Remaining Performance Obligations
As of December 31, 2022, the Company’s remaining performance obligations were approximately $634,000 of which 47% is expected to be recognized over the next two years and an additional 37% of the balance to be recognized in the following two years. This primarily relates to performance obligations under sponsorship and suite license arrangements that have original expected durations longer than one year and for which the consideration is not variable. In developing the estimated revenue, the Company applies the allowable practical expedient and does not disclose information about remaining performance obligations that have original expected durations of one year or less.
Note 5. Restructuring Charges

During Fiscal Year 2023, the Company implemented a cost reduction program which resulted in the recording of termination benefits for a workforce reduction of certain executives and employees in the Entertainment and MSG Networks Segments. As a result, the Company recorded restructuring charges of $13,682 for the three and six months ended December 31, 2022, inclusive of $2,293 of share-based compensation expenses, none of which have been paid as of December 31, 2022 and are accrued in accounts payable, accrued and other current liabilities and additional paid-in-capital on the balance sheet.

Changes to the Company’s restructuring liability through December 31, 2022 were as follows:

June 30, 2022	$8,081
Restructuring charges (excluding share-based compensation expense)	11,389
Payments	(3,079)
December 31, 2022	$16,391

MADISON SQUARE GARDEN ENTERTAINMENT CORP.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
(Continued)
Note 6. Investments in Nonconsolidated Affiliates
The Company’s investments in nonconsolidated affiliates, which are accounted for under the equity method of accounting or as equity investments without readily determinable fair value, are included within Other non-current assets in the accompanying condensed consolidated balance sheets and consisted of the following:

		Investment As of
	Ownership Percentage	December 31, 2022	June 30, 2022
Equity method investments:
SACO Technologies Inc. (“SACO”)	30%	$26,423	$31,448
Others		4,941	5,248
Equity securities without readily determinable fair values		9,196	7,108
Total investments in nonconsolidated affiliates		$40,560	$43,804

Equity Investments with Readily Determinable Fair Value
In addition to the investments discussed above, the Company holds investments in (i) Townsquare Media, Inc. (“Townsquare”), and (ii) DraftKings Inc. (“DraftKings”).
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
The carrying fair value of these investments, which are reported under Other non-current assets in the accompanying condensed balance sheets as of December 31, 2022 and June 30, 2022, are as follows:

Equity Investments with Readily Determinable Fair Value	December 31, 2022	June 30, 2022
Townsquare Class A common stock	$4,228	$4,776
Townsquare Class C common stock	19,031	21,499
DraftKings common stock	7,630	10,146
Total Equity Investment with Readily Determinable Fair Values	$30,889	$36,421

MADISON SQUARE GARDEN ENTERTAINMENT CORP.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
(Continued)
The following table summarizes the realized and unrealized (loss) gain on equity investments with and without readily determinable fair value, which is reported in Other expense, net, for the three and six months ended December 31, 2022 and 2021:

	Three Months Ended		Six Months Ended
	December 31,		December 31,
	2022	2021	2022	2021
Unrealized (loss) gain — Townsquare	$(32)	$834	$(3,015)	$1,861
Unrealized loss — DraftKings	(2,512)	(17,989)	(188)	(21,476)
Unrealized gain — Other	—	—	1,969	—
Gain from shares sold — DraftKings	—	—	1,489	—
Total realized and unrealized (loss) gain	$(2,544)	$(17,155)	$255	$(19,615)
Supplemental information on realized gain:
Shares of common stock sold — DraftKings	—	—	200	—
Cash proceeds from common stock sold — DraftKings	$—	$—	$3,819	$—
Note 7. Property and Equipment
As of December 31, 2022 and June 30, 2022, property and equipment consisted of the following:

	December 31, 2022	June 30, 2022
Land	$139,838	$140,239
Buildings	1,065,039	997,345
Equipment, furniture and fixtures	524,266	477,040
Aircraft (a)	—	38,090
Leasehold improvements	229,956	232,819
Construction in progress (b)	2,558,838	2,031,972
Total Property and equipment	4,517,937	3,917,505
Less accumulated depreciation and amortization (a)	(1,008,464)	(978,453)
Property and equipment, net	$3,509,473	$2,939,052
_________________
(a)On December 30, 2022, the Company completed the disposition of a corporate aircraft (see Note 3, Dispositions), which resulted in a reduction of gross assets of $38,090, and accumulated depreciation of $13,689.
(b)Construction in progress includes labor and interest that are capitalized during the construction period for significant long term construction projects. These costs primarily relate to the construction of MSG Sphere in Las Vegas. For the three and six months ended December 31, 2022, the Company capitalized interest of $29,869 and $50,335 of interest, respectively. For the three and six months ended December 31, 2021, the Company capitalized $10,600 and $19,926 of interest, respectively.
The increase in Construction in progress is primarily associated with the development and construction of MSG Sphere in Las Vegas, which includes capitalized labor and interest. The property and equipment balances above include $239,943 and $206,462 of capital expenditure accruals (primarily related to MSG Sphere construction) as of December 31, 2022 and June 30, 2022, respectively, which are reflected in Accounts payable, accrued and other current liabilities in the accompanying condensed consolidated balance sheets.
Depreciation and amortization expense on property and equipment was $25,029 and $50,326 for the three and six months ended December 31, 2022, respectively, and $26,100 and $51,221, for the three and six months ended December 31, 2021, respectively.

MADISON SQUARE GARDEN ENTERTAINMENT CORP.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
(Continued)
Note 8. Goodwill and Intangible Assets
The carrying amount of goodwill as of December 31, 2022 and June 30, 2022 are as follows:

	December 31, 2022	June 30, 2022
Entertainment	$74,309	$74,309
MSG Networks	424,508	424,508
Tao Group Hospitality	1,364	1,364
Total	$500,181	$500,181
During the first quarter of Fiscal Year 2023, the Company performed its annual impairment test of goodwill and determined that there was no impairment of goodwill identified as of the impairment test date.
The carrying amount of indefinite-lived intangible assets, all of which are within the Entertainment segment, as of December 31, 2022 and June 30, 2022 were as follows:

	December 31, 2022	June 30, 2022
Trademarks	$61,881	$61,881
Photographic related rights	1,920	1,920
Total	$63,801	$63,801
During the first quarter of Fiscal Year 2023, the Company performed its annual impairment test of indefinite-lived intangible assets and determined that there was no impairment of indefinite-lived intangibles identified as of the impairment test date.
The Company’s intangible assets subject to amortization are as follows:

December 31, 2022	Gross	Accumulated Amortization	Net
Trade names (a)	$108,956	$(32,553)	$76,403
Venue management contracts	83,963	(26,454)	57,509
Affiliate relationships	83,044	(63,576)	19,468
Non-compete agreements (b)	9,000	(9,000)	—
Other intangibles (b)	4,217	(4,217)	—
	$289,180	$(135,800)	$153,380

June 30, 2022	Gross	Accumulated Amortization	Net
Trade names	$112,094	$(32,143)	$79,951
Venue management contracts	84,855	(23,546)	61,309
Affiliate relationships	83,044	(62,019)	21,025
Non-compete agreements	9,000	(8,478)	522
Festival rights (a)	8,080	(6,926)	1,154
Other intangibles	4,217	(4,094)	123
	$301,290	$(137,206)	$164,084
_________________
(a)    On December 2, 2022, the Company completed the BCE Disposition (see Note 3, Dispositions), which resulted in a reduction of gross assets of $674 related to festival rights and $210 related to trade names, and accumulated amortization of $7,406 related to festival rights and $2,320 related to trade names associated with the BCE Disposition.

MADISON SQUARE GARDEN ENTERTAINMENT CORP.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
(Continued)
(b)     The Non-compete agreements and Other intangibles gross and accumulated amortization balances were fully amortized.
Amortization expense for intangible assets was $4,030 and $8,488, for the three and six months ended December 31, 2022, respectively, and $4,433 and $8,742 for the three and six months ended December 31, 2021, respectively.
Note 9. Commitments and Contingencies
Commitments
See Note 14, Commitments and Contingencies, to the consolidated and combined financial statements included in the 2022 Form 10-K for details on the Company’s off-balance sheet commitments. The Company’s off-balance sheet commitments as of June 30, 2022 included a total of $3,898,281 of contract obligations (primarily related to media rights agreements from the MSG Networks segment).
During the three and six months ended December 31, 2022, the Company did not have any material changes in its non-cancelable contractual obligations (other than activities in the ordinary course of business), except for the execution of the MSG Sphere Term Loan Facility (as defined below) on December 22, 2022. See Note 10, Credit Facilities for details of the principal repayments required under the Company’s various credit facilities, including the MSG Sphere Term Loan Facility.
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
On September 10, 2021, the Court of Chancery entered an order consolidating two derivative complaints filed by purported Company stockholders. The consolidated action is captioned: In re Madison Square Garden Entertainment Corp. Stockholders Litigation, C.A. No. 2021-0468-KSJM. The consolidated plaintiffs filed their Verified Consolidated Derivative Complaint on October 11, 2021. The complaint, which names the Company as only a nominal defendant, retains all of the derivative claims and alleges that the members of the board of directors and controlling stockholders violated their fiduciary duties in the course of negotiating and approving the Merger. Plaintiffs seek, among other relief, an award of damages to the Company including interest, and plaintiffs’ attorneys’ fees. The Company and other defendants filed answers to the complaint on December 30, 2021. The Company substantially completed its production of documents responsive to plaintiffs’ requests on June 24, 2022, and on November 16, 2022, fact discovery closed. The Company continues to be engaged in responding to plaintiffs’ outstanding discovery requests. Pursuant to the indemnity rights in its bylaws and Delaware law, the Company is advancing the costs incurred by defendants in this action, and defendants may assert indemnification rights in respect of any adverse judgment or settlement of the action.
On September 27, 2021, the Court of Chancery entered an order consolidating four complaints filed by purported stockholders of MSG Networks Inc. The consolidated action is captioned: In re MSG Networks Inc. Stockholder Class Action Litigation, C.A. No. 2021-0575-KSJM (the “MSG Networks Action”). The consolidated plaintiffs filed their Verified Consolidated Stockholder Class Action Complaint on October 29, 2021. The complaint asserts claims on behalf of a putative class of former MSG Networks Inc. stockholders against each member of the board of directors of MSG Networks Inc. and the controlling stockholders prior to the Merger. Plaintiffs allege that the MSG Networks Inc. board of directors and controlling stockholders breached their fiduciary duties in negotiating and approving the Merger. The Company is not named as a defendant but has been subpoenaed to produce documents and testimony related to the Merger. Plaintiffs seek, among other relief, monetary damages for the putative class and plaintiffs’ attorneys’ fees. Defendants in the MSG Networks Action filed answers to the complaint on December 30, 2021. The Company substantially completed its production of documents responsive to plaintiffs’ requests on June 24, 2022, and on November 16, 2022 fact discovery closed. The Company continues to be engaged in responding to plaintiffs’ outstanding discovery requests. Pursuant to the indemnity rights in its bylaws and Delaware law, the

MADISON SQUARE GARDEN ENTERTAINMENT CORP.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
(Continued)
Company is advancing the costs incurred by defendants in this action, and defendants may assert indemnification rights in respect of any adverse judgment or settlement of the action.
On September 19, 2022, the Court of Chancery approved a case schedule, governing the two consolidated actions, which set trial dates for April 2023. On January 3, 2023, the Court of Chancery granted the unopposed motion for class certification in the MSG Networks Action. A joint-mediation session is scheduled for February 11 and 12, 2023.
On January 12, 2023, the Court of Chancery granted a stipulation and order dismissing former MSG Networks Inc. directors William Bell, Stephen Mills and Hank Ratner from the MSG Networks Action.
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
Note 10. Credit Facilities
See Note 15, Credit Facilities, to the consolidated and combined financial statements included in the 2022 Form 10-K for more information regarding the Company’s credit facilities. The following table summarizes the presentation of the outstanding balances under the Company’s credit agreements as of December 31, 2022 and June 30, 2022:

	December 31, 2022	June 30, 2022
Current portion
MSG Networks Term Loan	$82,500	$66,000
National Properties Term Loan Facility	16,250	8,125
Tao Term Loan Facility	3,750	3,750
Other debt	—	637
Current portion of long-term debt	$102,500	$78,512

	December 31, 2022			June 30, 2022
	Principal	Unamortized Deferred Financing Costs	Net	Principal	Unamortized Deferred Financing Costs	Net
Non-current portion
MSG Networks Term Loan	$891,000	$(2,095)	$888,905	$932,250	$(2,715)	$929,535
National Properties Term Loan Facility	633,750	(14,452)	619,298	641,875	(16,064)	625,811
National Properties Revolving Credit Facility	29,100	—	29,100	29,100	—	29,100
MSG Sphere Term Loan Facility	275,000	(5,419)	269,581	—	—	—
Tao Term Loan Facility	69,375	(1,008)	68,367	71,250	(1,120)	70,130
Tao Revolving Credit Facility	10,000	—	10,000	10,000	—	10,000
Long-term debt, net of deferred financing costs	$1,908,225	$(22,974)	$1,885,251	$1,684,475	$(19,899)	$1,664,576
MSG Networks Credit Facilities
General. MSGN Holdings, L.P. (“MSGN L.P.”), MSGN Eden, LLC, an indirect subsidiary of the Company and the general partner of MSGN L.P., Regional MSGN Holdings LLC, an indirect subsidiary of the Company and the limited partner of MSGN L.P. (collectively with MSGN Eden, LLC, the “MSGN Holdings Entities”), and certain subsidiaries of MSGN L.P. have senior secured credit facilities pursuant to a credit agreement (as amended and restated on October 11, 2019, the “MSGN

MADISON SQUARE GARDEN ENTERTAINMENT CORP.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
(Continued)
Credit Agreement”) consisting of: (i) an initial $1,100,000 term loan facility (the “MSGN Term Loan Facility”) and (ii) a $250,000 revolving credit facility (the “MSGN Revolving Credit Facility” and, together with the MSGN Term Loan Facility, the “MSG Networks Credit Facilities”), each with a term of five years. Up to $35,000 of the MSGN Revolving Credit Facility is available for the issuance of letters of credit. As of December 31, 2022, there were no borrowings or letters of credit issued and outstanding under the MSGN Revolving Credit Facility.
Interest Rates. Borrowings under the MSGN Credit Agreement bear interest at a floating rate, which at the option of MSGN L.P. may be either (i) a base rate plus an additional rate ranging from 0.25% to 1.25% per annum (determined based on a total net leverage ratio) (the “MSGN Base Rate”), or (ii) a Eurodollar rate plus an additional rate ranging from 1.25% to 2.25% per annum (determined based on a total net leverage ratio) (the “MSGN Eurodollar Rate”). Upon a payment default in respect of principal, interest or other amounts due and payable under the MSGN Credit Agreement or related loan documents, default interest will accrue on all overdue amounts at an additional rate of 2.00% per annum. The MSGN Credit Agreement requires that MSGN L.P. pay a commitment fee ranging from 0.225% to 0.30% (determined based on a total net leverage ratio) in respect of the average daily unused commitments under the MSGN Revolving Credit Facility. MSGN L.P. will also be required to pay customary letter of credit fees, as well as fronting fees, to banks that issue letters of credit. The interest rate on the MSGN Term Loan Facility as of December 31, 2022 was 6.73%.
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
Covenants. The MSGN Credit Agreement generally requires the MSGN Holdings Entities and MSGN L.P. and its restricted subsidiaries on a consolidated basis to comply with a maximum total leverage ratio of 5.50:1.00, subject, at the option of MSGN L.P. to an upward adjustment to 6.00:1.00 during the continuance of certain events. In addition, the MSGN Credit Agreement requires a minimum interest coverage ratio of 2.00:1.00 for the MSGN Holdings Entities and MSGN L.P. and its restricted subsidiaries on a consolidated basis. As of December 31, 2022, the MSGN Holdings Entities and MSGN L.P. and its restricted subsidiaries on a consolidated basis were in compliance with the covenants.
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
National Properties Credit Facilities
General. On June 30, 2022, MSG National Properties, LLC (“MSG National Properties”) an indirect, wholly-owned subsidiary of the Company, MSG Entertainment Group, LLC (“MSG Entertainment Group”) and certain subsidiaries of MSG National Properties entered into a credit agreement with JP Morgan Chase Bank, N.A., as administrative agent and the lenders and L/C issuers party thereto (the “National Properties Credit Agreement”), providing for a five-year, $650,000 senior secured term loan

MADISON SQUARE GARDEN ENTERTAINMENT CORP.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
(Continued)
facility (the “National Properties Term Loan Facility”) and a five-year, $100,000 revolving credit facility (the “National Properties Revolving Credit Facility” and, together with the National Properties Term Loan Facility, the “National Properties Credit Facilities”). As of December 31, 2022, outstanding letters of credit were $7,860 and the remaining balance available under the National Properties Revolving Credit Facility was $63,040.
Interest Rates. Borrowings under the current National Properties Credit Facilities bear interest at a floating rate, which at the option of MSG National Properties may be either (a) a base rate plus an applicable margin ranging from 1.50% to 2.50%per annum, determined based on the total leverage ratio of MSG National Properties and its restricted subsidiaries (the “National Properties Base Rate”), or (b) Term SOFR plus an applicable margin ranging from 2.50% to 3.50% per annum, determined based on the total leverage ratio of MSG National Properties and its restricted subsidiaries (the “National Properties SOFR Rate”). The National Properties Credit Agreement requires MSG National Properties to pay a commitment fee ranging from 0.30% to 0.50% in respect of the daily unused commitments under the National Properties Revolving Credit Facility. MSG National Properties is also required to pay customary letter of credit fees, as well as fronting fees, to banks that issue letters of credit pursuant to the National Properties Credit Agreement. The interest rate on the National Properties Credit Facilities as of December 31, 2022 was 8.18%.
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
Covenants. The National Properties Credit Agreement includes financial covenants requiring MSG National Properties and its restricted subsidiaries to maintain a specified minimum liquidity level, a specified minimum debt service coverage ratio and specified maximum total leverage ratio. The minimum liquidity level is set at $50,000, and is tested based on the level of average daily liquidity, consisting of cash and cash equivalents and available revolving commitments, over the last month of each quarter over the life of the National Properties Credit Facilities. The debt service coverage ratio covenant began testing in the fiscal quarter ending December 31, 2022, and is set at a ratio of 2:1 before stepping up to 2.5:1 in the fiscal quarter ending September 30, 2024. The leverage ratio covenant begins testing in the fiscal quarter ending June 30, 2023. It is tested based on the ratio of MSG National Properties and its restricted subsidiaries’ consolidated total indebtedness to adjusted operating income, with an initial maximum ratio of 6:1, stepping down to 5.5:1 in the fiscal quarter ending June 30, 2024 and 4.5:1 in the fiscal quarter ending June 30, 2026. As of December 31, 2022, MSG National Properties and its restricted subsidiaries were in compliance with the covenants of the National Properties Credit Agreement.
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
MSG Sphere Term Loan Facility
General. On December 22, 2022, MSG Las Vegas, LLC (“MSG LV”), an indirect, wholly-owned subsidiary of the Company, entered into a credit agreement with JP Morgan Chase Bank, N.A., as administrative agent and the lenders party thereto, providing for a five-year, $275,000 senior secured term loan facility (the “MSG Sphere Term Loan Facility”).
Interest Rates. Borrowings under the MSG Sphere Term Loan Facility bear interest at a floating rate, which at the option of MSG LV may be either (i) a base rate plus a margin of 3.375% per annum or (ii) adjusted Term SOFR (i.e., Term SOFR plus 0.10%) plus a margin of 4.375% per annum.
Principal Repayments. The MSG Sphere Term Loan Facility will mature on December 22, 2027. The principal obligations under the MSG Sphere Term Loan Facility are due at the maturity of the facility, with no amortization payments prior to maturity. Under certain circumstances, MSG LV is required to make mandatory prepayments on the loan, including prepayments in an amount equal to the net cash proceeds of casualty insurance and/or condemnation recoveries (subject to certain reinvestment, repair or replacement rights), subject to certain exceptions.
Covenants. The MSG Sphere Term Loan Facility includes financial covenants requiring MSG LV to maintain a specified minimum debt service coverage ratio and requiring MSG Entertainment Group to maintain a specified minimum liquidity level. The debt service coverage ratio covenant begins testing in the fiscal quarter ending December 31, 2023 on a historical basis and, beginning with the first fiscal quarter occurring after the date on which the first ticketed performance or event open to the general public occurs at the MSG Sphere in Las Vegas (the “Opening Date”), is also tested on a prospective basis. Both the historical and prospective debt service coverage ratios are set at 1.35:1. In addition, among other conditions, MSG LV is not permitted to make distributions to MSG Entertainment Group unless the historical and prospective debt service coverage ratios are at least 1.50:1. The minimum liquidity level for MSG Entertainment Group is set at $100,000, with $75,000 required to be held in cash or cash equivalents, which amounts, prior to the Liquidity Covenant Reduction Date (as defined below), must be held in an account pledged as collateral for the MSG Sphere Term Loan Facility until its release upon the Liquidity Covenant Reduction Date (the “Pledged Account”), before stepping down to $50,000, with $25,000 required to be held in cash or cash equivalents, once the MSG Sphere in Las Vegas has been substantially completed and certain of its systems are ready to be used in live, immersive events (the “Liquidity Covenant Reduction Date”). The minimum liquidity level was tested on the closing date and is tested as of the last day of each fiscal quarter thereafter based on MSG Entertainment Group’s unencumbered liquidity, consisting of cash and cash equivalents and available lines of credit, as of such date. In the event the Company completes the spin-off of its traditional live entertainment business currently under consideration (the “MSGE Spin-off”) and retains an economic interest in the live entertainment company (the “Live Entertainment Company Retained Interest”), the Live Entertainment Company Retained Interest will be pledged to secure the MSG Sphere Term Loan Facility until the pledge is released upon the Liquidity Covenant Reduction Date, and a portion of the value of the Live Entertainment Company Retained Interest may also be counted toward the minimum liquidity level. See Note 17, Subsequent Events, for details regarding the MSGE Spin-off.
In addition to the covenants described above, the MSG Sphere Term Loan Facility and the related guaranty and security and pledge agreements contain certain customary representations and warranties, affirmative and negative covenants and events of default. The MSG Sphere Term Loan Facility contains certain restrictions on the ability of MSG LV and MSG Entertainment Group to take certain actions as provided in (and subject to various exceptions and baskets set forth in) the MSG Sphere Term Loan Facility and the related guaranty and security and pledge agreements, including the following: (i) incur additional indebtedness; (ii) create liens on the MSG Sphere in Las Vegas, the Live Entertainment Company Retained Interest or the real property intended for development as the MSG Sphere in London; (iii) make investments, loans or advances in or to other persons; (iv) pay dividends and distributions (which will restrict the ability of MSG LV to make cash distributions to the Company); (v) change its lines of business; (vi) engage in certain transactions with affiliates; (vii) amend organizational documents; (viii) merge or consolidate; and (ix) make certain dispositions.
Guarantors and Collateral. All obligations under the MSG Sphere Term Loan Facility are guaranteed by MSG Entertainment Group. All obligations under the MSG Sphere Term Loan Facility, including the guarantees of those obligations, are secured by all of the assets of MSG LV and certain assets of MSG Entertainment Group including, but not limited to, MSG LV’s leasehold

MADISON SQUARE GARDEN ENTERTAINMENT CORP.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
(Continued)
interest in the land on which the MSG Sphere in Las Vegas is located, a pledge of all of the equity interests held directly by MSG Entertainment Group in MSG LV and, until the Liquidity Covenant Reduction Date, the Pledged Account and a pledge of the Live Entertainment Company Retained Interest following the consummation of the MSGE Spin-off.
Tao Credit Facilities
General. On June 9, 2022, TAO Group Intermediate Holdings LLC (“TAOIH”) and TAO Group Operating LLC (“TAOG”) entered into an amended and restated credit agreement (the “Restated Tao Senior Credit Agreement”) with JPMorgan Chase Bank, N.A., as agent, and the lenders party thereto. The Restated Tao Senior Credit Agreement provides TAOG with senior secured credit facilities (the “Tao Credit Facilities”) consisting of: (i) an initial $75,000 term loan facility with a term of five years (the “Tao Term Loan Facility”) and (ii) a $60,000 revolving credit facility with a term of five years (the “Tao Revolving Credit Facility”). Up to $5,000 of the Tao Revolving Credit Facility is available for the issuance of letters of credit. As of December 31, 2022, outstanding letters of credit were $750 and the remaining borrowing available under the Tao Revolving Credit Facility was $49,250.
Interest Rates. Borrowings under the Restated Tao Senior Credit Agreement bear interest at a floating rate, which at the option of the Senior Borrower may be either (a) a base rate plus an additional rate ranging from 1.50% to 2.00% per annum (determined based on a total leverage ratio) (the “Tao Base Rate”), or (b) a SOFR rate plus an additional rate ranging from 2.50% to 3.00% per annum (determined based on a total leverage ratio) (the “Tao SOFR Rate”). The Restated Tao Senior Credit Agreement requires TAOG to pay a commitment fee of 0.375% in respect of the daily unused commitments under the Tao Revolving Credit Facility (previously 0.50% prior to the amendment on June 9, 2022). TAOG is also required to pay customary letter of credit fees, as well as fronting fees, to banks that issue letters of credit pursuant to the Restated Tao Senior Credit Agreement. The interest rate on the Restated Tao Senior Credit Agreement as of December 31, 2022 was 6.92%.
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
Covenants. The Restated Tao Senior Credit Agreement requires TAOIH to comply with a maximum total leverage ratio of 3.50:1.00, a maximum senior leverage ratio of 2.50:1.00 and a minimum fixed charge coverage ratio of 1.25:1.00. The Restated Tao Senior Credit Agreement, among other things, (i) increased the minimum liquidity for TAOG to $20,000 and maximum capital expenditures to $30,000, with a one year carry forward of $20,000, (ii) increased the basket for the maximum amount of the incremental revolving credit facility to $50,000; and (iii) amended certain other financial covenants regarding leverage to allow up to $10,000 of cash netting. As of December 31, 2022, TAOG, TAOIH and the restricted subsidiaries were in compliance with the covenants of the Restated Tao Senior Credit Agreement.
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
Interest payments and loan principal repayments made by the Company under the credit agreements were as follows:

	Interest Payments		Loan Principal Repayments
	Six Months Ended		Six Months Ended
	December 31,		December 31,
	2022	2021	2022	2021
MSG Networks Credit Facilities	$24,468	$8,886	$24,750	$24,750
National Properties Credit Facilities	22,410	23,141	—	3,250
Tao Credit Facilities	2,259	415	1,875	17,500
	$49,137	$32,442	$26,625	$45,500
The carrying value and fair value of the Company’s financial instruments reported in the accompanying consolidated balance sheets are as follows:

	December 31, 2022		June 30, 2022
	Carrying Value (a)	Fair Value	Carrying Value (a)	Fair Value
Liabilities:
MSG Networks Credit Facilities	$973,500	$951,596	$998,250	$958,320
National Properties Credit Facilities	679,100	672,309	679,100	679,100
MSG Sphere Term Loan Facility	275,000	275,000	—	—
Tao Senior Credit Facilities	83,125	83,428	85,000	82,569
Total Long-term debt	$2,010,725	$1,982,333	$1,762,350	$1,719,989
_________________
(a)The total carrying value of the Company’s financial instruments as of December 31, 2022 and June 30, 2022 is equal to the current and non-current principal payments for the Company’s credit agreements excluding unamortized deferred financing costs of $22,974 and $19,899, respectively.
The Company’s long-term debt is classified within Level II of the fair value hierarchy as it is valued using quoted indices of similar instruments for which the inputs are readily observable.
Note 11. Pension Plans and Other Postretirement Benefit Plan
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

MADISON SQUARE GARDEN ENTERTAINMENT CORP.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
(Continued)
Defined Benefit Pension Plans and Postretirement Benefit Plans
The following tables present components of net periodic benefit cost for the Pension Plans and Postretirement Plans included in the accompanying condensed consolidated statements of operations for the three and six months ended December 31, 2022 and 2021. Service cost is recognized in direct operating expenses and selling, general and administrative expenses. All other components of net periodic benefit cost are reported in Other expense, net.

	Pension Plans		Postretirement Plans
	Three Months Ended		Three Months Ended
	December 31,		December 31,
	2022	2021	2022	2021
Service cost	$123	$118	$15	$16
Interest cost	1,189	1,190	19	20
Expected return on plan assets	(1,719)	(1,719)	—	—
Recognized actuarial loss	501	501	9	9
Net periodic benefit cost	$94	$90	$43	$45

	Pension Plans		Postretirement Plans
	Six Months Ended		Six Months Ended
	December 31,		December 31,
	2022	2021	2022	2021
Service cost	$246	$236	$30	$32
Interest cost	2,378	2,380	38	40
Expected return on plan assets	(3,438)	(3,438)	—	—
Recognized actuarial loss	1,002	1,002	18	18
Net periodic benefit cost	$188	$180	$86	$90
Contributions for Qualified Defined Benefit Plans
The Company sponsors two non-contributory, qualified defined benefit pension plans covering certain of its union employees (the “UTT Plan” and the “Networks 1212 Plan,” collectively the “Union Plans”). During the three and six months ended December 31, 2022, the Company contributed $500 to the Networks 1212 Plan.
Contributions for Defined Contribution Plans
For the three and six months ended December 31, 2022 and 2021, expenses related to the Savings Plans and Union Savings Plan included in the accompanying condensed consolidated statements of operations are as follows:

	Three Months Ended		Six Months Ended
	December 31,		December 31,
	2022	2021	2022	2021
Savings Plans	$2,742	$2,475	$5,307	$4,494
Union Savings Plan	$20	$7	$38	$21
Note 12. Share-based Compensation
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

MADISON SQUARE GARDEN ENTERTAINMENT CORP.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
(Continued)
The following table summarizes the Company’s share-based compensation expense:

	Three Months Ended		Six Months Ended
	December 31,		December 31,
	2022	2021	2022	2021
Share-based compensation(a)	$18,185	$24,171	$33,373	$43,699
Intrinsic value of awards vested(b)	$2,995	$492	$35,127	$32,734
_________________
(a)Share-based compensation excludes costs that have been capitalized of $1,802 and $1,763 for the six months ended December 31, 2022 and 2021, respectively. For the three and six months ended December 31, 2022, share-based compensation also excludes costs of $2,293 that have been reclassified to Restructuring charges in the condensed consolidated statements of operations, as detailed in Note 5, Restructuring Charges.
(b)To fulfill required statutory tax withholding obligations for the applicable income and other employment taxes, RSUs and PSUs with an aggregate value of $14,741 and $15,652 were retained by the Company during the six months ended December 31, 2022, and 2021, respectively. The aggregate value of the RSUs and PSUs retained included $305 and $477 related to MSG Sports employees, during the six months ended December 31, 2022, and 2021, respectively.
As of December 31, 2022, there was $106,360 of unrecognized compensation cost related to unvested RSUs and PSUs held by the Company’s employees. The cost is expected to be recognized over a weighted-average period of approximately 1.8 years.
For the three and six months ended December 31, 2022, weighted-average anti-dilutive shares primarily consisted of approximately 1,671 units and 1,433 units, respectively, of RSUs and stock options and were excluded in the calculation of diluted earnings per share because their effect would have been anti-dilutive. For the three months ended December 31, 2021, weighted-average anti-dilutive shares primarily consisted of approximately 668 units of RSUs and stock options and were excluded in the calculation of diluted earnings per share because their effect would have been anti-dilutive. For the six months ended December 31, 2021 all restricted stock units and stock options were excluded from the anti-dilutive calculation because the Company reported a net loss for the period and, therefore, their impact on reported loss per share would have been antidilutive. An anti-dilutive option exists when the average stock price for the period is less than the exercise price of the option or share.
Award Activity
RSUs
During the six months ended December 31, 2022 and 2021, approximately 650 and 445 RSUs were granted and approximately 546 and 332 RSUs vested, respectively.
PSUs
During the six months ended December 31, 2022 and 2021, approximately 566 and 422 PSUs were granted and approximately 91 and 77 PSUs vested, respectively.
Note 13. Stockholders’ Equity
Preferred Stock
The Company is authorized to issue 15,000 shares of preferred stock, par value $0.01. As of December 31, 2022 and June 30, 2022, no shares of preferred stock were outstanding.
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

MADISON SQUARE GARDEN ENTERTAINMENT CORP.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
(Continued)
Accumulated Other Comprehensive Loss
The following table details the components of accumulated other comprehensive loss:

	Three Months Ended
	December 31, 2022
	Pension Plans and Postretirement Plans	Cumulative Translation Adjustments	Accumulated Other Comprehensive Loss
Balance as of September 30, 2022	$(39,787)	$(21,194)	$(60,981)
Other comprehensive income	—	14,803	14,803
Amounts reclassified from accumulated other comprehensive loss (a)	510	—	510
Income tax expense	(176)	(2,719)	(2,895)
Other comprehensive income	334	12,084	12,418
Balance as of December 31, 2022	$(39,453)	$(9,110)	$(48,563)

	Three Months Ended
	December 31, 2021
	Pension Plans and Postretirement Plans	Cumulative Translation Adjustments	Accumulated Other Comprehensive Loss
Balance as of September 30, 2021	$(45,009)	$9,949	$(35,060)
Other comprehensive income	—	2,486	2,486
Amounts reclassified from accumulated other comprehensive loss (a)	510	—	510
Income tax expense	(97)	(471)	(568)
Other comprehensive income	413	2,015	2,428
Balance as of December 31, 2021	$(44,596)	$11,964	$(32,632)

	Six Months Ended
	December 31, 2022
	Pension Plans and Postretirement Plans	Cumulative Translation Adjustments	Accumulated Other Comprehensive Loss
Balance as of June 30, 2022	$(40,287)	$(8,068)	$(48,355)
Other comprehensive loss	—	(1,277)	(1,277)
Amounts reclassified from accumulated other comprehensive loss (a)	1,020	—	1,020
Income tax (expense) benefit	(186)	235	49
Other comprehensive income (loss)	834	(1,042)	(208)
Balance as of December 31, 2022	$(39,453)	$(9,110)	$(48,563)

MADISON SQUARE GARDEN ENTERTAINMENT CORP.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
(Continued)

	Six Months Ended
	December 31, 2021
	Pension Plans and Postretirement Plans	Cumulative Translation Adjustments	Accumulated Other Comprehensive Loss
Balance as of June 30, 2021	$(45,425)	$15,153	$(30,272)
Other comprehensive loss	—	(3,932)	(3,932)
Amounts reclassified from accumulated other comprehensive loss (a)	1,020	—	1,020
Income tax (expense) benefit	(191)	743	552
Other comprehensive income (loss)	829	(3,189)	(2,360)
Balance as of December 31, 2021	$(44,596)	$11,964	$(32,632)
_________________
(a)Amounts reclassified from accumulated other comprehensive loss represent the amortization of net actuarial loss and net unrecognized prior service credit included in net periodic benefit cost, which is reflected under Other income (expense), net in the accompanying condensed consolidated statements of operations (see Note 11, Pension Plans and Other Postretirement Benefit Plans).
Note 14. Related Party Transactions
As of December 31, 2022, members of the Dolan Family, including trusts for the benefit of members of the Dolan family (collectively, the “Dolan Family Group”), for purposes of Section 13(d) of the Securities Exchange Act of 1934, as amended, collectively beneficially owned 100% of the Company’s outstanding Class B Common Stock and approximately 5.5% of the Company’s outstanding Class A Common Stock (inclusive of options exercisable within 60 days of December 31, 2022). Such shares of the Company’s Class A Common Stock and Class B Common Stock, collectively, represent approximately 72.4% of the aggregate voting power of the Company’s outstanding common stock. Members of the Dolan family are also the controlling stockholders of MSG Sports and AMC Networks Inc.
See Note 21, Related Party Transactions, to the consolidated and combined financial statements included in the 2022 Form 10-K for a description of the Company’s current related party arrangements. There have been no material changes in such related party arrangements except as described below.
From time to time the Company enters into arrangements with 605, LLC (“605”). James L. Dolan, the Company’s Executive Chairman, Chief Executive Officer and a director, and his spouse, Kristin A. Dolan (a director of the Company), own 50% of 605. Kristin A. Dolan is also the founder and Chief Executive Officer of 605. 605 provides audience measurement and data analytics services to the Company and its subsidiaries in the ordinary course of business. The Company’s Audit Committee approved the entry into one or more agreements with 605 to provide certain data analytics services to the Company for an aggregate amount of up to $1,000. In August 2022, a subsidiary of the Company entered into a three-year agreement with 605, valued at approximately $750, covering several customer analysis projects per year in connection with events held at our venues. The Company expects to engage 605 to provide additional data analytics services in the future. Pursuant to this arrangement, the Company recognized approximately $65 and $135 of expense for the three and six months ended December 31, 2022 and as of December 31, 2022 approximately $135 has been recognized in Prepaid expenses and other current assets.
As of June 30, 2022, the Company had $637 of notes payable with respect to a loan received by BCE from its noncontrolling interest holder. As of December 31, 2022 there were no notes payable with respect to this loan as a result of the BCE Disposition.
The Company has also entered into certain commercial agreements with its equity method investment nonconsolidated affiliates in connection with MSG Sphere. The company recorded $22,416 and $28,064 for the three months ended December 31, 2022 and 2021, and $73,086 and $36,741 for the six months ended December 31, 2022 and 2021, respectively, of capital expenditures in connection with services provided to the Company under these agreements. As of December 31, 2022 and June 30, 2022, accrued capital expenditures associated with related parties were $27,401 and $25,028, respectively, and are reported under Accounts payable, accrued and other current liabilities in the accompanying condensed consolidated balance sheets.

MADISON SQUARE GARDEN ENTERTAINMENT CORP.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
(Continued)
Revenues and Operating Expenses
The following table summarizes the composition and amounts of the transactions with the Company’s affiliates. These amounts are reflected in revenues and operating expenses in the accompanying condensed consolidated statements of operations for the six months ended December 31, 2022 and 2021:

	Three Months Ended		Six Months Ended
	December 31,		December 31,
	2022	2021	2022	2021
Revenues	$41,087	$35,099	$46,284	$39,467
Operating expenses (credits):
Media rights fees	$43,433	$40,813	$86,200	$81,258
Revenue sharing expenses	7,099	5,633	8,286	6,396
Reimbursement under Arena License Agreements	(9,357)	(8,673)	(9,850)	(9,050)
Cost reimbursement from MSG Sports - per Transition services agreement	(9,475)	(10,513)	(18,992)	(19,729)
Origination, master control and technical services	1,232	1,208	2,464	2,416
Other operating expenses, net	1,454	792	2,292	2,914
Total operating expenses, net (a)	$34,386	$29,260	$70,400	$64,205
_________________
(a)Of the total operating expenses, net, $43,808, and $38,992 for three months ended December 31, 2022 and 2021, and $88,807, and $81,197, for the six months ended December 31, 2022 and, 2021, respectively, are included in direct operating expenses in the accompanying condensed consolidated statements of operations, and $(9,422) and $(9,732) for three months ended December 31, 2022 and 2021, and $(18,407) and $(16,992) for the six months ended December 31, 2022 and 2021, respectively, are included as net credits in selling, general and administrative expenses.
Revenues
The Company recorded $31,825 and $33,149 of revenues under the Arena License Agreements for the three and six months ended December 31, 2022, respectively. In addition to the Arena License Agreements, the Company’s revenues from related parties primarily reflected sponsorship sales and service representation agreements of $6,031 and $8,564 and merchandise sharing revenues of $2,176 and $2,291 with MSG Sports during the three and six months ended December 31, 2022, respectively. The Company also earned sublease revenue from related parties of $611 and $1,222 during the three and six months ended December 31, 2022, respectively.
The company recorded $27,853 and $29,181 of revenues under the Arena License Agreements for the three and six months ended December 31, 2021, respectively. In addition, the Company recorded revenues under sponsorship sales and service representation agreements of $4,831 and $7,179 and merchandise sharing revenues of $1,395 and $1,452 with MSG Sports during the three and six months ended December 31, 2021, respectively. The Company also earned sublease revenue from related parties of $611 and $1,222 during the three and six months ended December 31, 2021, respectively.
Note 15. Segment Information
As of December 31, 2022, the Company was comprised of three reportable segments: Entertainment, MSG Networks and Tao Group Hospitality. The Company takes into account whether two or more operating segments can be aggregated together as one reportable segment as well as the type of discrete financial information that is available and regularly reviewed by its Chief Operating Decision Maker.
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
The Company evaluates segment performance based on several factors, of which the key financial measure is adjusted operating income (loss), a non-GAAP financial measure. We define adjusted operating income (loss) as operating income (loss) excluding:
(i) the impact of non-cash straight-line leasing revenue associated with the Arena License Agreements with MSG Sports,
(ii) depreciation, amortization and impairments of property and equipment, goodwill and intangible assets,
(iii) amortization for capitalized cloud computing arrangement costs,
(iv) share-based compensation expense,
(v) restructuring charges or credits,
(vi) merger and acquisition-related costs, including litigation expenses,
(vii) gains or losses on sales or dispositions of businesses and associated settlements,
(viii) the impact of purchase accounting adjustments related to business acquisitions, and
(ix) gains and losses related to the remeasurement of liabilities under the Company’s Executive Deferred Compensation Plan (which was established in November 2021).
The Company believes that given the length of the Arena License Agreements and resulting magnitude of the difference in leasing revenue recognized and cash revenue received, the exclusion of non-cash leasing revenue provides investors with a clearer picture of the Company's operating performance. Management believes that this adjustment is beneficial for other incremental reasons as well. This adjustment provides senior management, investors and analysts with important information regarding a long-term related party agreement with MSG Sports. In addition, this adjustment is included under the Company’s debt covenant compliance calculations and is a component of the performance measures used to evaluate, and compensate, senior management of the Company. The Company believes that the exclusion of share-based compensation expense or benefit allows investors to better track the performance of the various operating units of the Company’s business without regard to the settlement of an obligation that is not expected to be made in cash. The Company eliminates merger and acquisition-related costs, when applicable, because the Company does not consider such costs to be indicative of the ongoing operating performance of the Company as they result from an event that is of a non-recurring nature, thereby enhancing comparability. In addition, management believes that the exclusion of gains and losses related to the remeasurement of liabilities under the Company’s Executive Deferred Compensation Plan, which were included for the first time in Fiscal Year 2022, provides investors with a clearer picture of the Company’s operating performance given that, in accordance with GAAP, gains and losses related to the remeasurement of liabilities under the Company’s Executive Deferred Compensation Plan are recognized in Operating income (loss) whereas gains and losses related to the remeasurement of the assets under the Company’s Executive Deferred Compensation Plan, which are equal to and therefore fully offset the gains and losses related to the remeasurement of liabilities, are recognized in Other income (expense), net, which is not reflected in Operating income (loss).
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

MADISON SQUARE GARDEN ENTERTAINMENT CORP.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
(Continued)
Information as to the operations of the Company’s reportable segments is set forth below.

	Three Months Ended
	December 31, 2022
	Entertainment	MSG Networks	Tao Group Hospitality	Purchase accounting adjustments	Inter-segment eliminations	Total
Revenues	$356,518	$158,898	$135,994	$—	$(9,212)	$642,198
Direct operating expenses	(181,042)	(90,400)	(76,483)	(1,668)	634	(348,959)
Selling, general and administrative expenses	(109,561)	(38,083)	(43,166)	—	8,377	(182,433)
Depreciation and amortization	(21,921)	(1,637)	(5,616)	115	—	(29,059)
Impairment and other gains, net	5,412	—	473	—	—	5,885
Restructuring charges	(9,694)	(3,988)	—	—	—	(13,682)
Operating income (loss)	$39,712	$24,790	$11,202	$(1,553)	$(201)	$73,950
Interest income, net						2,709
Other expense, net						(3,853)
Income from operations before income taxes						$72,806
Reconciliation of operating income (loss) to adjusted operating income (loss):
Operating income (loss)	$39,712	$24,790	$11,202	$(1,553)	$(201)	$73,950
Add back:
Non-cash portion of arena license fees from MSG Sports (a)	(12,410)	—	—	—	—	(12,410)
Share-based compensation	12,513	3,298	2,374	—	—	18,185
Depreciation and amortization	21,921	1,637	5,616	(115)	—	29,059
Impairment and other gains, net	(5,412)	—	(473)	—	—	(5,885)
Restructuring charges	9,694	3,988	—	—	—	13,682
Merger and acquisition related costs, net of insurance recovery	(56)	5,544	—	—	—	5,488
Amortization for capitalized cloud computing costs	191	44	—	—	—	235
Other purchase accounting adjustments	—	—	—	1,668	—	1,668
Remeasurement of deferred compensation plan liabilities	160	—	—	—	—	160
Adjusted operating income (loss)	$66,313	$39,301	$18,719	$—	$(201)	$124,132
Other information:
Capital expenditures	$281,369	$2,665	$5,686	$—	$—	$289,720

MADISON SQUARE GARDEN ENTERTAINMENT CORP.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
(Continued)

	Three Months Ended
	December 31, 2021
	Entertainment	MSG Networks	Tao Group Hospitality	Purchase accounting adjustments	Inter-segment eliminations	Total
Revenues	$247,610	$159,981	$117,086	$—	$(8,238)	$516,439
Direct operating expenses	(147,343)	(85,924)	(60,880)	(3,038)	927	(296,258)
Selling, general and administrative expenses	(91,516)	(37,192)	(40,685)	—	7,116	(162,277)
Depreciation and amortization	(19,024)	(1,756)	(6,243)	(3,510)	—	(30,533)
Impairment and other gains, net	—	—	7,443	536	—	7,979
Operating (loss) income	$(10,273)	$35,109	$16,721	$(6,012)	$(195)	$35,350
Interest expense, net						(7,394)
Other expense, net						(18,874)
Income from operations before income taxes						$9,082
Reconciliation of operating (loss) income to adjusted operating income (loss):
Operating (loss) income	$(10,273)	$35,109	$16,721	$(6,012)	$(195)	$35,350
Add back:
Non-cash portion of arena license fees from MSG Sports (a)	(11,346)	—	—	—	—	(11,346)
Share-based compensation	16,155	6,058	1,958	—	—	24,171
Depreciation and amortization	19,024	1,756	6,243	3,510	—	30,533
Impairment and other gains, net	—	—	(7,443)	(536)	—	(7,979)
Merger and acquisition related costs, net of insurance recovery	1,456	875	—	—	—	2,331
Amortization for capitalized cloud computing costs	(34)	44	—	—	—	10
Other purchase accounting adjustments	—	—	—	3,038	—	3,038
Adjusted operating income (loss)	$14,982	$43,842	$17,479	$—	$(195)	$76,108
Other information:
Capital expenditures	$166,218	$600	$8,987	$—	$—	$175,805

MADISON SQUARE GARDEN ENTERTAINMENT CORP.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
(Continued)

	Six Months Ended
	December 31, 2022
	Entertainment	MSG Networks	Tao Group Hospitality	Purchase accounting adjustments	Inter-segment eliminations	Total
Revenues	$503,620	$281,377	$268,645	$—	$(10,226)	$1,043,416
Direct operating expenses	(282,807)	(165,820)	(153,060)	(2,254)	1,081	(602,860)
Selling, general and administrative expenses	(212,923)	(55,899)	(86,712)	—	8,691	(346,843)
Depreciation and amortization	(41,204)	(3,255)	(12,246)	(2,109)	—	(58,814)
Impairment and other gains, net	7,412	—	473	—	—	7,885
Restructuring charges	(9,694)	(3,988)	—	—	—	(13,682)
Operating (loss) income	$(35,596)	$52,415	$17,100	$(4,363)	$(454)	$29,102
Interest expense, net						4,496
Other expense, net						(2,328)
Income from operations before income taxes						$31,270
Reconciliation of operating (loss) income to adjusted operating income (loss):
Operating (loss) income	$(35,596)	$52,415	$17,100	$(4,363)	$(454)	$29,102
Add back:
Non-cash portion of arena license fees from MSG Sports (a)	(12,929)	—	—	—	—	(12,929)
Share-based compensation	23,945	5,002	4,426	—	—	33,373
Depreciation and amortization	41,204	3,255	12,246	2,109	—	58,814
Impairment and other gains, net	(7,412)	—	(473)	—	—	(7,885)
Restructuring charges	9,694	3,988	—	—	—	13,682
Merger and acquisition related costs, net of insurance recovery	2,693	7,445	—	—	—	10,138
Amortization for capitalized cloud computing costs	268	88	—	—	—	356
Other purchase accounting adjustments	—	—	—	2,254	—	2,254
Remeasurement of deferred compensation plan liabilities	6	—	—	—	—	6
Adjusted operating income (loss)	$21,873	$72,193	$33,299	$—	$(454)	$126,911
Other information:
Capital expenditures	$546,461	$3,892	$11,455	$—	$—	$561,808

MADISON SQUARE GARDEN ENTERTAINMENT CORP.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
(Continued)

	Six Months Ended
	December 31, 2021
	Entertainment	MSG Networks	Tao Group Hospitality	Purchase accounting adjustments	Inter-segment eliminations	Total
Revenues	$281,849	$301,454	$236,550	$—	$(8,904)	$810,949
Direct operating expenses	(183,645)	(154,347)	(121,973)	(3,123)	1,069	(462,019)
Selling, general and administrative expenses	(184,478)	(85,167)	(74,779)	—	7,308	(337,116)
Depreciation and amortization	(38,680)	(3,553)	(12,621)	(5,109)	—	(59,963)
Impairment and other (losses) gains, net	—	—	(375)	536	—	161
Operating (loss) income	$(124,954)	$58,387	$26,802	$(7,696)	$(527)	$(47,988)
Interest expense, net						(15,867)
Other expense, net						(22,628)
Loss from operations before income taxes						$(86,483)
Reconciliation of operating (loss) income to adjusted operating (loss) income:
Operating (loss) income	$(124,954)	$58,387	$26,802	$(7,696)	$(527)	$(47,988)
Add back:
Non-cash portion of arena license fees from MSG Sports (a)	(11,889)	—	—	—	—	(11,889)
Share-based compensation	26,298	13,532	3,869	—	—	43,699
Depreciation and amortization	38,680	3,553	12,621	5,109	—	59,963
Impairment and other (losses) gains, net	—	—	375	(536)	—	(161)
Merger and acquisition related costs, net of insurance recovery	15,448	24,075	—	—	—	39,523
Amortization for capitalized cloud computing costs	7	88	—	—	—	95
Other purchase accounting adjustments	—	—	—	3,123	—	3,123
Adjusted operating (loss) income	$(56,410)	$99,635	$43,667	$—	$(527)	$86,365
Other information:
Capital expenditures	$299,756	$2,049	$11,271	$—	$—	$313,076
_________________
(a) This adjustment represents the non-cash portion of operating lease revenue related to the Company’s Arena License Agreements with MSG Sports. Pursuant to GAAP, recognition of operating lease revenue is recorded on a straight-line basis over the term of the agreement based upon the value of total future payments under the arrangement. As a result, operating lease revenue is comprised of a contractual cash component plus or minus a non-cash component for each period presented. Operating income on a GAAP basis includes lease income of (i) $19,415 and $20,220 of revenue collected in cash for the three and six months ended December 31, 2022, respectively, and $16,507 and $17,293 of revenue collected in cash for the three and six months ended December 31, 2021, respectively, and (ii) a non-cash portion of $12,410 and $12,929 for the three and six months ended December 31, 2022, respectively, and $11,346 and $11,889 for the three and six months ended December 31, 2021, respectively.

MADISON SQUARE GARDEN ENTERTAINMENT CORP.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
(Continued)
Concentration of Risk
Accounts receivable, net in the accompanying condensed consolidated balance sheets as of December 31, 2022 and June 30, 2022 include amounts due from the following individual customers, substantially derived from the MSG Networks segment, which accounted for the noted percentages of the gross balance:

	December 31, 2022	June 30, 2022
Customer A	12%	12%
Customer B	10%	10%
For the three and six months ended December 31, 2022, the Company had no customers that accounted for 10% or more of the Company’s revenues. The Company had no customers that accounted for 10% or more of the Company’s revenues for three months ended December 31, 2021. Revenues in the accompanying condensed consolidated statements of operations for the six months ended December 31, 2021 include amounts from the following individual customers, primarily derived from the MSG Networks segment, which accounted for the noted percentages of the total:

	Six Months Ended
	December 31,
	2022	2021
Customer 1	N/A	11%
Customer 2	N/A	10%
Note 16. Additional Financial Information
The following table provides a summary of the amounts recorded as cash, cash equivalents and restricted cash.

	December 31, 2022	June 30, 2022
Cash and cash equivalents	$432,173	$828,540
Restricted cash	121,563	17,470
Total cash, cash equivalents and restricted cash	$553,736	$846,010
The Company’s cash, cash equivalents and restricted cash are classified within Level I of the fair value hierarchy as it is valued using observable inputs that reflect quoted prices for identical assets in active markets. The Company’s restricted cash includes cash deposited in escrow accounts. The Company has deposited cash in an interest-bearing escrow account related to credit support, debt facilities, and collateral to its workers compensation and general liability insurance obligations.
Prepaid expenses and other current assets consisted of the following:

	December 31, 2022	June 30, 2022
Prepaid expenses	$79,432	$86,022
Related party receivables	35,523	32,541
Inventory (a)	14,263	13,511
Notes and other receivables	1,822	2,726
Other	22,928	21,194
Total prepaid expenses and other current assets	$153,968	$155,994
_________________
(a)Inventory is mostly comprised of food and liquor for performance venues and Tao Group Hospitality.

MADISON SQUARE GARDEN ENTERTAINMENT CORP.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
(Continued)
Accounts payable, accrued and other current liabilities consisted of the following:

	December 31, 2022	June 30, 2022
Accounts payable	$46,234	$31,980
Related party payables	46,783	38,576
Accrued payroll and employee related liabilities	107,524	154,134
Cash due to promoters	34,912	78,428
Capital expenditure accruals	239,943	206,462
Accrued expenses	108,917	79,666
Total accounts payable, accrued and other current liabilities	$584,313	$589,246
Other expense, net includes the following:

	Three Months Ended		Six Months Ended
	December 31,		December 31,
	2022	2021	2022	2021
Loss on equity method investments	$(1,105)	$(1,774)	$(3,233)	$(2,981)
Gains from shares sold — DraftKings	—	—	1,489	—
Net unrealized loss on equity investments with readily determinable fair value	(2,544)	(17,155)	(3,203)	(19,615)
Unrealized gain on equity investments without readily determinable fair value	—	—	1,969	—
Other	(204)	55	650	(32)
Total Other expense, net	$(3,853)	$(18,874)	$(2,328)	$(22,628)
Income Taxes
During the six months ended December 31, 2022 the Company made income tax payments, net of refunds, of $2,004. During the six months ended December 31, 2021 the Company received income tax refunds, net of payments, of $7,063.
Note 17. Subsequent Events
On January 13, 2023, the Company announced that it is moving forward with the spin-off of its traditional live entertainment business from its MSG Sphere, MSG Networks and Tao Group Hospitality businesses. The Company has confidentially submitted an Amended Form 10 Registration Statement with the SEC for the proposed transaction and anticipates filing a publicly available Amended Form 10 Registration Statement with the SEC in February.
On January 19, 2023, the Company, through an indirect subsidiary, entered into a three-year convertible loan agreement, for approximately €18,800, with Holoplot GmbH, a related party, and will bear interest of 5% per-annum.
On February 6, 2023, the Company announced that it is exploring a potential sale of its majority interest in Tao Group Hospitality. There is no assurance this exploration process will result in a transaction.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations
This Management’s Discussion and Analysis of Financial Condition and Results of Operations (“MD&A”) contains forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. In this MD&A, there are statements concerning the future operating and future financial performance of Madison Square Garden Entertainment Corp. and its direct and indirect subsidiaries (collectively, “we,” “us,” “our,” “MSG Entertainment,” or the “Company”), including the timing and costs of new venue construction and the development of related content, our possible disposition of the Company’s interest in Tao Group Hospitality and the related proceeds, the impact of run-rate savings expected to be generated by the Company’s cost reduction program, the ability to reduce or defer certain discretionary capital projects, the disposition of the Company’s retained interest in the live entertainment business upon completion of the proposed spin-off, possible additional debt financing and our plans to refinance our existing debt. Words such as “expects,” “anticipates,” “believes,” “estimates,” “may,” “will,” “should,” “could,” “potential,” “continue,” “intends,” “plans,” and similar words and terms used in the discussion of future operating and future financial performance identify forward-looking statements. Investors are cautioned that such forward-looking statements are not guarantees of future performance, results or events and involve risks and uncertainties and that actual results or developments may differ materially from the forward-looking statements as a result of various factors. Factors that may cause such differences to occur include, but are not limited to:
•the substantial amount of debt we have incurred, the ability of our subsidiaries to make payments on, or repay or refinance, such debt under their respective credit facilities, and our ability to obtain additional financing, to the extent required;
•our ability to successfully implement cost reductions and reduce or defer certain discretionary capital projects, if necessary;
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
The Company has three reportable segments (Entertainment, MSG Networks, and Tao Group Hospitality).
The Entertainment segment includes the Company’s portfolio of venues: Madison Square Garden (“The Garden”), Hulu Theater at Madison Square Garden (“Hulu Theater”), Radio City Music Hall, the Beacon Theatre, and The Chicago Theatre. In addition, the Company has unveiled its vision for state-of-the-art venues, called MSG Sphere, and is currently building its first such venue in Las Vegas. The Entertainment segment also includes the original production, the Christmas Spectacular Starring the Radio City Rockettes (the “Christmas Spectacular”). This segment also includes our bookings business, which features a variety of live entertainment and sports experiences. The Company also previously owned a controlling interest in Boston Calling Events, LLC (“BCE”), the entertainment production company that owns and operates the Boston Calling Music Festival. The Company disposed of its controlling interest in BCE on December 2, 2022.
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
The Tao Group Hospitality segment features the Company’s controlling interest in TAO Group Holdings LLC (“Tao Group Hospitality”), a hospitality group with globally-recognized entertainment dining and nightlife brands including: Tao, Hakkasan, Omnia, Marquee, Lavo, Beauty & Essex, and Cathédrale. Tao Group Hospitality operates over 70 entertainment dining and nightlife branded locations in over 20 markets across four continents.
The Company conducts a significant portion of its operations at venues that it either owns or operates under long-term leases. The Company owns The Garden, Hulu Theater and The Chicago Theatre, and leases Radio City Music Hall and the Beacon Theatre. Additionally, Tao Group Hospitality operates various restaurants, nightlife and hospitality venues under long-term leases and management contracts in Las Vegas, New York, Southern California, London, Singapore, and various other domestic and international locations.
Our MD&A is organized as follows:
Results of Operations. This section provides an analysis of our unaudited results of operations for the three and six months ended December 31, 2022 and 2021 on both a (i) consolidated basis and (ii) segment basis.
Liquidity and Capital Resources. This section provides a discussion of our financial condition and liquidity, an analysis of our cash flows for the six months ended December 31, 2022 and 2021, as well as certain contractual obligations and off-balance sheet arrangements.
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
Factors Affecting Results of Operations
Impact of the COVID-19 Pandemic on Our Business
The Company’s operations and operating results were not materially impacted by the COVID-19 pandemic during the six months ended December 31, 2022, as compared to the prior year period, which was impacted by (i) fewer ticketed events at our performance venues due to the lead-time required to book touring acts and artists, (ii) the postponement or cancellation of select events at our performance venues (including the partial cancellation of the 2021 production of the Christmas Spectacular), and a temporary impact to both demand and operations at Tao Group Hospitality as a result of an increase in COVID-19 cases during the fiscal second quarter, and (iii) certain regulatory requirements, including vaccination/mask requirements for our performance, entertainment dining and nightlife venues, which contributed to certain Tao Group Hospitality branded locations remaining closed during the period. See Note 1, Impact of the COVID-19 Pandemic, to the consolidated and combined financial statements included in the 2022 Form 10-K for more information regarding the impact of the COVID-19 pandemic on our business.
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

Consolidated Results of Operations
Comparison of the Three and Six Months Ended December 31, 2022 versus the Three and Six Months Ended December 31, 2021
The tables below set forth, for the periods presented, certain historical financial information.

	Three Months Ended
	December 31,		Change
	2022	2021	Amount	Percentage
Revenues	$642,198	$516,439	$125,759	24%
Direct operating expenses	(348,959)	(296,258)	(52,701)	18%
Selling, general and administrative expenses	(182,433)	(162,277)	(20,156)	12%
Depreciation and amortization	(29,059)	(30,533)	1,474	(5)%
Impairment and other gains, net	5,885	7,979	(2,094)	(26)%
Restructuring charges	(13,682)	—	(13,682)	NM
Operating income	73,950	35,350	38,600	109%
Interest income	3,603	773	2,830	NM
Interest expense	(894)	(8,167)	7,273	(89)%
Other expense, net	(3,853)	(18,874)	15,021	(80)%
Income from operations before income taxes	72,806	9,082	63,724	NM
Income tax expense	(2,249)	(4,063)	1,814	(45)%
Net income	70,557	5,019	65,538	NM
Less: Net income attributable to redeemable noncontrolling interests	3,029	2,642	387	15%
Less: Net (loss) income attributable to nonredeemable noncontrolling interests	(56)	106	(162)	NM
Net income attributable to Madison Square Garden Entertainment Corp.’s stockholders	$67,584	$2,271	$65,313	NM

	Six Months Ended
	December 31,		Change
	2022	2021	Amount	Percentage
Revenues	$1,043,416	$810,949	$232,467	29%
Direct operating expenses	(602,860)	(462,019)	(140,841)	30%
Selling, general and administrative expenses	(346,843)	(337,116)	(9,727)	3%
Depreciation and amortization	(58,814)	(59,963)	1,149	(2)%
Impairment and other gains, net	7,885	161	7,724	NM
Restructuring charges	(13,682)	—	(13,682)	NM
Operating income (loss)	29,102	(47,988)	77,090	NM
Interest income	7,557	1,548	6,009	NM
Interest expense	(3,061)	(17,415)	14,354	(82)%
Other expense, net	(2,328)	(22,628)	20,300	(90)%
Income (loss) from operations before income taxes	31,270	(86,483)	117,753	NM
Income tax (expense) benefit	(4,756)	14,847	(19,603)	NM
Net income (loss)	26,514	(71,636)	98,150	NM
Less: Net income attributable to redeemable noncontrolling interests	4,153	4,854	(701)	(14)%
Less: Net (loss) income attributable to nonredeemable noncontrolling interests	(466)	471	(937)	NM
Net income (loss) attributable to Madison Square Garden Entertainment Corp.’s stockholders	$22,827	$(76,961)	$99,788	NM
_________________
NM — Absolute percentages greater than 200% and comparisons from positive to negative values or to zero values are considered not meaningful.
Factors Affecting Results of Operations
The Company’s operations and operating results were not materially impacted by the COVID-19 pandemic during the three and six months ended December 31, 2022, as compared to the prior year period, which was impacted by (i) fewer ticketed events at our performance venues due to the lead-time required to book touring acts and artists, (ii) the postponement or cancellation of select events at our performance venues (including the partial cancellation of the 2021 production of the Christmas Spectacular), and a temporary impact to both demand and operations at Tao Group Hospitality as a result of an increase in COVID-19 cases during the fiscal second quarter, and (iii) certain regulatory requirements, including vaccination/mask requirements for our performance, entertainment dining and nightlife venues, which contributed to certain Tao Group Hospitality branded locations remaining closed during the period. See “— Introduction — Factors Affecting Results of Operations — Impact of the COVID-19 Pandemic on Our Business” for more information. Also, see “ — Factors Affecting Results of Operations” under Business Segment Results for more information surrounding the factors affecting comparability of each business segment’s results.
The following is a summary of changes in our segments’ operating results for the three and six months ended December 31, 2022 as compared to the prior year period, which are discussed below under “Business Segment Results.”

	Three Months Ended
	December 31, 2022
Changes attributable to	Revenues	Direct operating expenses	Selling, general and administrative expenses	Depreciation and amortization	Impairment and other gains, net	Restructuring charges	Operating income (loss)
Entertainment segment	$108,908	$(33,699)	$(18,045)	$(2,897)	$5,412	$(9,694)	$49,985
MSG Networks segment	(1,083)	(4,476)	(891)	119	—	(3,988)	(10,319)
Tao Group Hospitality segment (a)	18,908	(15,603)	(2,481)	627	(6,970)	—	(5,519)
Purchase accounting adjustments	—	1,370	—	3,625	(536)	—	4,459
Inter-segment eliminations	(974)	(293)	1,261	—	—	—	(6)
	$125,759	$(52,701)	$(20,156)	$1,474	$(2,094)	$(13,682)	$38,600

	Six Months Ended
	December 31, 2022
Changes attributable to	Revenues	Direct operating expenses	Selling, general and administrative expenses	Depreciation and amortization	Impairment and other gains, net	Restructuring Charges	Operating income (loss)
Entertainment segment	$221,771	$(99,162)	$(28,445)	$(2,524)	$7,412	$(9,694)	$89,358
MSG Networks segment	(20,077)	(11,473)	29,268	298	—	(3,988)	(5,972)
Tao Group Hospitality segment (a)	32,095	(31,087)	(11,933)	375	848	—	(9,702)
Purchase accounting adjustments	—	869	—	3,000	(536)	—	3,333
Inter-segment eliminations	(1,322)	12	1,383	—	—	—	73
	$232,467	$(140,841)	$(9,727)	$1,149	$7,724	$(13,682)	$77,090

Impairment and other gains, net
Impairment and other gains, net for the three months ended December 31, 2022 decreased $2,094, to $5,885 as compared to the prior year period primarily due to the absence of prior year net gains from the write-off and modification of lease liabilities associated with certain Tao Group Hospitality venues and a net loss on disposal of a corporate aircraft partially offset by the gain on sale of the company’s controlling interest in BCE and receipt of insurance proceeds related to the Company’s creative studio in Burbank, CA.
Impairment and other gains, net for the six months ended December 31, 2022 increased $7,724, to $7,885 as compared to the prior year period primarily due to the gain on sale of the company’s controlling interest in BCE, and receipt of insurance proceeds related to the Company’s creative studio in Burbank, CA partially offset by the net loss on disposal of a corporate aircraft.

Restructuring Charges
For the three and six months ended December 31, 2022, the Company recorded total restructuring charges of $13,682 related to termination benefits provided for a workforce reduction of certain executives and employees within the Entertainment and MSG Networks Segment as part of the Company’s cost reduction program implemented in Fiscal Year 2023. No amounts were recorded as restructuring charges during the comparative prior period.
Interest income
Interest income for the three and six months ended December 31, 2022 increased $2,830 and $6,009, respectively, as compared to the prior year periods primarily due to higher rates and average investment balances.
Interest expense
Interest expense for the three and six months ended December 31, 2022 decreased $7,273 and $14,354, respectively, as compared to the prior year periods primarily due to a higher amount of interest cost capitalization of $19,285 and $30,405 related to MSG Sphere construction partially offset by higher rates related to the MSG Networks Term Loan.
Other expense, net
Other expense, net for the three and six months ended December 31, 2022, decreased $15,021 and $20,300, respectively, as compared to the prior year periods, primarily due to lower unrealized losses of approximately $15,500 and $21,300, respectively, associated with the Company’s investments in DraftKings Inc.
Income tax (expense) benefit
Income tax expense for the three months ended December 31, 2022 of $2,249 reflected an effective income tax rate of 3% and differs from the income tax expense derived from applying the statutory federal rate of 21% to the pretax income primarily due to tax benefit of $7,044 resulting from a decrease in the valuation allowance, partially offset by (i) tax expense related to state and local taxes of $8,737 and (ii) tax expense of $1,507 related to nondeductible officers’ compensation.
Income tax expense for the three months ended December 31, 2021 of $4,063 reflected an effective income tax rate of 45% and differs from income tax expense derived from applying the statutory federal rate of 21% to the pretax income primarily due to (i) tax expense of $2,910 related to nondeductible officers’ compensation and (ii) state income tax expense of $3,107, primarily offset by (i) tax benefit of $1,378 resulting from a decrease in the valuation allowance, (ii) tax benefit of $1,015 resulting from federal tax credits and (iii) tax benefit of $577 related to noncontrolling interests.
Income tax expense for the six months ended December 31, 2022 of $4,756 reflected an effective income tax rate of 15% and differs from the income tax expense derived from applying the statutory federal rate of 21% to the pretax income primarily due to (i) tax benefit of $8,949 resulting from a decrease in the valuation allowance and (ii) a tax benefit of $2,071 related to a federal income tax refund, partially offset by (i) tax expense related to state and local taxes of $9,075, (ii) tax expense of $5,328 related to share-based payment awards, (iii) tax expense of $2,572 related to nondeductible officers’ compensation, and (iv) tax expense of $1,961 resulting from a change in the estimated applicable tax rate used to measure deferred taxes.
Income tax benefit for the six months ended December 31, 2021 of $14,847 reflected an effective income tax rate of 17% and differs from income tax benefit derived from applying the statutory federal rate of 21% to the pretax loss primarily due to (i) tax expense of $9,048 to write off the deferred tax for certain transaction costs associated with the Merger, (ii) tax expense of $5,769 related to nondeductible officers’ compensation, partially offset by (iii) state income tax benefit of $5,067, (iv) tax benefit of $2,460 resulting from a decrease in the valuation allowance, (v) tax benefit of $1,987 resulting from a change in the estimated applicable tax rate used to measure deferred taxes and (vi) tax benefit of $1,118 related to noncontrolling interests.

Adjusted operating income (loss) (“AOI”)
The following is a reconciliation of operating income (loss) to adjusted operating income (as defined in Note 15. Segment Information in the notes to the financial statements) for the three and six months ended December 31, 2022 as compared to the prior year period:

	Three Months Ended
	December 31,		Change
	2022	2021	Amount	Percentage
Operating income (loss)	$73,950	$35,350	$38,600	109%
Non-cash portion of arena license fees from MSG Sports (a)	(12,410)	(11,346)	(1,064)	(9)%
Share-based compensation	18,185	24,171	(5,986)	(25)%
Depreciation and amortization (b)	29,059	30,533	(1,474)	(5)%
Impairment and other gains, net	(5,885)	(7,979)	2,094	26%
Restructuring charges	13,682	—	13,682	NM
Merger and acquisition related costs, net of insurance recovery	5,488	2,331	3,157	135%
Amortization for capitalized cloud computing costs	235	10	225	NM
Other purchase accounting adjustments	1,668	3,038	(1,370)	(45)%
Remeasurement of deferred compensation plan liabilities	160	—	160	NM
Adjusted operating income	$124,132	$76,108	$48,024	63%

	Six Months Ended
	December 31,		Change
	2022	2021	Amount	Percentage
Operating income (loss)	$29,102	$(47,988)	$77,090	161%
Non-cash portion of arena license fees from MSG Sports (a)	(12,929)	(11,889)	(1,040)	(9)%
Share-based compensation	33,373	43,699	(10,326)	(24)%
Depreciation and amortization (b)	58,814	59,963	(1,149)	(2)%
Impairment and other gains, net	(7,885)	(161)	(7,724)	NM
Restructuring charges	13,682	—	13,682	NM
Merger and acquisition related costs, net of insurance recovery	10,138	39,523	(29,385)	(74)%
Amortization for capitalized cloud computing costs	356	95	261	NM
Other purchase accounting adjustments	2,254	3,123	(869)	(28)%
Remeasurement of deferred compensation plan liabilities	6	—	6	NM
Adjusted operating income	$126,911	$86,365	$40,546	47%
_________________
(a)     This adjustment represents the non-cash portion of operating lease revenue related to the Company’s Arena License Agreements with MSG Sports. Pursuant to GAAP, recognition of operating lease revenue is recorded on a straight-line basis over the term of the agreement based upon the value of total future payments under the arrangement. As a result, operating lease revenue is comprised of a contractual cash component plus or minus a non-cash component for each period presented. Operating income on a GAAP basis includes lease income of (i) $19,415 and $20,220 of revenue collected in cash for the three and six months ended December 31, 2022, respectively, and $16,507 and $17,293 of revenue collected in cash for the three and six months ended December 31, 2021, respectively, and (ii) a non-cash portion of $12,410 and $12,929 for the three and six months ended December 31, 2022, respectively, and $11,346 and $11,889 for the three and six months ended December 31, 2021, respectively.
(b)    Depreciation and amortization includes purchase accounting adjustments of $115 and $3,510 for the three months ended December 31, 2022 and 2021, respectively, and $2,109 and $5,109 for the six months ended December 31, 2022 and 2021, respectively.
NM — Absolute percentages greater than 200% and comparisons from positive to negative values or to zero values are considered not meaningful.

Adjusted operating income for the three months ended December 31, 2022 increased $48,024, to $124,132. Adjusted operating income for the six months ended December 31, 2022 increased $40,546 to $126,911. The increases in adjusted operating income were attributable to the following:

	Three Months Ended	Six Months Ended
Changes attributable to	December 31, 2022	December 31, 2022
Entertainment segment	$51,331	$78,283
MSG Networks segments	(4,541)	(27,442)
Tao Group Hospitality segment	1,240	(10,368)
Inter-segment eliminations	(6)	73
	$48,024	$40,546
Net income (loss) attributable to redeemable and nonredeemable noncontrolling interests
For the three months ended December 31, 2022, the Company recorded $3,029 of net income attributable to redeemable noncontrolling interests and $56 of net loss attributable to nonredeemable noncontrolling interests as compared to $2,642 of net income attributable to redeemable noncontrolling interests and $106 of net income attributable to nonredeemable noncontrolling interests for the three months ended December 31, 2021. For the six months ended December 31, 2022, the Company recorded $4,153 of net income attributable to redeemable noncontrolling interests and $466 of net loss attributable to nonredeemable noncontrolling interests as compared to $4,854 of net income attributable to redeemable noncontrolling interests and $471 of net income attributable to nonredeemable noncontrolling interests for the six months ended December 31, 2021. These amounts represent the share of net income (loss) from the Company’s investments in Tao Group Hospitality and BCE that are not attributable to the Company.

Business Segment Results
Entertainment
The tables below set forth, for the periods presented, certain historical financial information and a reconciliation of operating income (loss) to adjusted operating income (loss) for the Company’s Entertainment segment.

	Three Months Ended
	December 31,		Change
	2022	2021	Amount	Percentage
Revenues	$356,518	$247,610	$108,908	44%
Direct operating expenses	(181,042)	(147,343)	(33,699)	23%
Selling, general and administrative expenses	(109,561)	(91,516)	(18,045)	20%
Depreciation and amortization	(21,921)	(19,024)	(2,897)	15%
Impairment and other gains, net	5,412	—	5,412	NM
Restructuring charges	(9,694)	—	(9,694)	NM
Operating income (loss)	$39,712	$(10,273)	$49,985	NM
Reconciliation to adjusted operating income:
Non-cash portion of arena license fees from MSG Sports (a)	(12,410)	(11,346)	(1,064)	9%
Share-based compensation	12,513	16,155	(3,642)	(23)%
Depreciation and amortization	21,921	19,024	2,897	15%
Impairment and other gains, net	(5,412)	—	(5,412)	NM
Restructuring charges	9,694	—	9,694	NM
Merger and acquisition related costs, net of insurance recovery	(56)	1,456	(1,512)	NM
Amortization for capitalized cloud computing arrangement costs	191	(34)	225	NM
Remeasurement of deferred compensation plan liabilities	160	—	160	NM
Adjusted operating income	$66,313	$14,982	$51,331	NM

	Six Months Ended
	December 31,		Change
	2022	2021	Amount	Percentage
Revenues	$503,620	$281,849	$221,771	79%
Direct operating expenses	(282,807)	(183,645)	(99,162)	54%
Selling, general and administrative expenses	(212,923)	(184,478)	(28,445)	15%
Depreciation and amortization	(41,204)	(38,680)	(2,524)	7%
Impairment and other gains, net	7,412	—	7,412	NM
Restructuring charges	(9,694)	—	(9,694)	NM
Operating loss	$(35,596)	$(124,954)	$89,358	72%
Reconciliation to adjusted operating income (loss):
Non-cash portion of arena license fees from MSG Sports (a)	(12,929)	(11,889)	(1,040)	9%
Share-based compensation	23,945	26,298	(2,353)	(9)%
Depreciation and amortization	41,204	38,680	2,524	7%
Impairment and other gains, net	(7,412)	—	(7,412)	NM
Restructuring charges	9,694	—	9,694	NM
Merger and acquisition related costs, net of insurance recovery	2,693	15,448	(12,755)	(83)%
Amortization for capitalized cloud computing arrangement costs	268	7	261	NM
Remeasurement of deferred compensation plan liabilities	6	—	6	NM
Adjusted operating income (loss)	$21,873	$(56,410)	$78,283	NM
_________________
(a) This adjustment represents the non-cash portion of operating lease revenue related to the Company’s Arena License Agreements with MSG Sports. Pursuant to GAAP, recognition of operating lease revenue is recorded on a straight-line basis over the term of the agreement based upon the value of total future payments under the arrangement. As a result, operating lease revenue is comprised of a contractual cash component plus or minus a non-cash component for each period presented. Operating income on a GAAP basis includes lease income of (i) $19,415 and $20,220 of revenue collected in cash for the three and six months ended December 31, 2022, respectively, and $16,507 and $17,293 of revenue collected in cash for the three and six months ended December 31, 2021, respectively, and (ii) a non-cash portion of $12,410 and $12,929 for the three and six months ended December 31, 2022, respectively, and $11,346 and $11,889 for the three and six months ended December 31, 2021, respectively.
NM — Absolute percentages greater than 200% and comparisons from positive to negative values or to zero values are considered not meaningful.
Factors Affecting Results of Operations
For the three and six months ended December 31, 2021, the Entertainment segment operations and operating results were materially impacted by the COVID-19 pandemic, including as a result of the lead-time required to book touring acts and artists, which is the majority of our Entertainment business, and the postponement or cancellation of select events at our performance venues (including the partial cancellation of the 2021 production of the Christmas Spectacular) as a result of an increase in COVID-19 cases during the fiscal second quarter. As of the date of this report, live events are permitted to be held at all of our performance venues without capacity restrictions and we are continuing to host and book new events. See “— Introduction — Factors Affecting Results of Operations — Impact of the COVID-19 Pandemic on Our Business” for more information.

Revenues
Revenues for the three and six months ended December 31, 2022 increased $108,908 and $221,771, respectively, as compared to the prior year periods. The changes in revenues were attributable to the following:

	Three Months Ended	Six Months Ended
	December 31, 2022	December 31, 2022
Increase in revenues from the presentation of the Christmas Spectacular	$71,092	$71,414
Increase in revenues subject to the sharing of economics with MSG Sports pursuant to the Arena License Agreements	17,075	35,404
Increase in event-related revenues	7,576	88,214
Increase in venue-related sponsorship, signage and suite license fee revenues	4,479	16,643
Increase in arena license fees from MSG Sports pursuant to the Arena License Agreements	3,972	3,968
Other net increases	4,714	6,128
	$108,908	$221,771
The Company had 181 Christmas Spectacular performances during this year’s holiday season, of which 174 took place in the second quarter of Fiscal Year 2023, as compared to 101 performances in the prior year’s holiday season (due to the partial cancellation of the 2021 production as a result of an increase in COVID-19 cases), all of which took place in the second quarter of Fiscal Year 2022. For this year’s holiday season, more than 930,000 tickets were sold, representing an over 25% increase in attendance on a per-show basis as compared to the prior year.
For the three and six months ended December 31, 2022, the increase in revenues from the presentation of the Christmas Spectacular production, as compared to the prior year periods, was primarily due to higher ticket-related revenues. This reflected an increase in the number of performances as compared to the prior year periods and, to a lesser extent, higher per-show paid attendance.
For the three months ended December 31, 2022, the increase in revenues subject to the sharing of economics with MSG Sports pursuant to the Arena License Agreements primarily reflected higher suite license fee revenues and higher food, beverage and merchandise sales at Knicks and Rangers games. For the six months ended December 31, 2022, the increase in revenues primarily reflects higher suite license fee revenues, which was mainly due to the return of live events at the Company’s venues as compared to limited live events held during the first quarter of Fiscal Year 2022 (due to the COVID-19 pandemic).
For the three and six months ended December 31, 2022, the increase in event-related revenues primarily reflects higher revenues from concerts of $7,866 and $88,072, respectively. The increase for the three months ended December 31, 2022 was due to an increase in the number of concerts at the Company’s venues as compared to the prior year period, partially offset by lower per-concert revenues primarily due to the mix of events. The increase in revenues for the six months ended December 31, 2022 was primarily due to the return of live events at the Company’s venues as compared to limited live events held during the first quarter of Fiscal Year 2022 (due to the COVID-19 pandemic). See “— Introduction — Factors Affecting Results of Operations — Impact of the COVID-19 Pandemic on Our Business” for more information.
Direct operating expenses
Direct operating expenses for the three and six months ended December 31, 2022 increased $33,699 and $99,162, respectively, as compared to the prior year periods. The changes in direct operating expenses were attributable to the following:

	Three Months Ended	Six Months Ended
	December 31, 2022	December 31, 2022
Increase in expenses associated with the sharing of economics with MSG Sports pursuant to the Arena License Agreements	$10,977	$28,693
Increase in direct operating expenses associated with the Christmas Spectacular	10,560	9,854
Increase in event-related direct operating expenses	5,282	47,644
Increase in direct operating expenses associated with the Arena License Agreements	4,188	4,732
Increase in venue operating costs	2,131	6,627
Other net increases	561	1,612
	$33,699	$99,162

For the three and six months ended December 31, 2022, the increase in direct operating expenses associated with the sharing of economics with MSG Sports pursuant to the Arena License Agreements primarily reflects the increase in suite license fees and, to a lesser extent, the increase in Knicks’ and Rangers’ food and beverage sales.
For the three and six months ended December 31, 2022, the increase in direct operating expenses associated with the Christmas Spectacular production was primarily due to the increase in the number of performances as compared to the prior year periods.
For the three and six months ended December 31, 2022, the increase in event-related direct operating expenses reflects higher direct operating expenses from concerts of $4,914, and $46,422, respectively, which was primarily due to the increase in the number of events held at the Company’s venues as compared to the prior year periods.
For the three and six months ended December 31, 2022, the increase in expenses associated with the Arena License Agreements primarily reflects an increase in food and beverage costs associated with the increase in Knicks’ and Rangers’ food and beverage sales.
Selling, general and administrative expenses
Selling, general and administrative expenses for the three months ended December 31, 2022 increased $18,045, or 20% to $109,561 as compared to the prior year period. The increase primarily reflects higher employee compensation and related benefits of $9,501, primarily due to the Company’s MSG Sphere initiative, and higher professional fees of $4,704, which reflects an increase in costs related to the Company’s potential spin-off of its live entertainment business, partially offset by a decrease in costs, primarily litigation-related and net of insurance recovery, associated with the acquisition of MSG Networks by MSG Entertainment and a decrease in costs related to the Company’s MSG Sphere initiative.

For the six months ended December 31, 2022, selling, general and administrative expenses increased $28,445, or 15%, to $212,923 as compared to the prior year period. The increase primarily reflects higher employee compensation and related benefits of $19,862, primarily due to the Company’s MSG Sphere initiative, and higher other general administrative expenses of $9,713.

Impairment and other gains, net
For the three and six months ended December 31, 2022, the Company recorded net gains of $5,412 and $7,412, respectively, primarily due to the gain on sale of the company’s controlling interest in BCE and partially offset by the net loss on the disposal of a corporate aircraft. In addition, the six months ended December 31, 2022 also reflects receipt of insurance proceeds related to the Company’s creative studio in Burbank, CA.

Operating income (loss)
Operating income for the three months ended December 31, 2022 was $39,712 as compared to a loss of $10,273 in the prior year period, an improvement of $49,985. For the six months ended December 31, 2022, operating loss was $35,596 as compared to a loss of $124,954 in the prior year period, an improvement of $89,358, or 72%. The improvements in operating income (loss) were primarily due to an increase in revenues, partially offset by higher direct operating expenses and selling, general and administrative expenses, as discussed above.
Adjusted operating income (loss)
Adjusted operating income for the three months ended December 31, 2022 was $66,313 as compared to adjusted operating income of $14,982 in the prior year period, an increase of $51,331. The increase in adjusted operating income was primarily due to an increase in revenues, partially offset by an increase in direct operating expenses and selling, general and administrative expenses.
For the six months ended December 31, 2022, adjusted operating income was $21,873 as compared to a loss of $56,410 in the prior year period, an improvement of $78,283. The improvement in adjusted operating income was primarily due to an increase in revenues, partially offset by an increase in direct operating expenses and selling, general and administrative expenses.

MSG Networks
The tables below set forth, for the periods presented, certain historical financial information and a reconciliation of operating income to adjusted operating income for the Company’s MSG Networks segment.

	Three Months Ended
	December 31,		Change
	2022	2021	Amount	Percentage
Revenues	$158,898	$159,981	$(1,083)	(1)%
Direct operating expenses	(90,400)	(85,924)	(4,476)	5%
Selling, general and administrative expenses	(38,083)	(37,192)	(891)	2%
Depreciation and amortization	(1,637)	(1,756)	119	(7)%
Restructuring charges	(3,988)	—	(3,988)	NM
Operating income	$24,790	$35,109	$(10,319)	(29)%
Reconciliation to adjusted operating income:
Share-based compensation	3,298	6,058	(2,760)	(46)%
Depreciation and amortization	1,637	1,756	(119)	(7)%
Restructuring charges	3,988	—	3,988	NM
Merger and acquisition related costs	5,544	875	4,669	NM
Amortization for capitalized cloud computing arrangement costs	44	44	—	—%
Adjusted operating income	$39,301	$43,842	$(4,541)	(10)%

	Six Months Ended
	December 31,		Change
	2022	2021	Amount	Percentage
Revenues	$281,377	$301,454	$(20,077)	(7)%
Direct operating expenses	(165,820)	(154,347)	(11,473)	7%
Selling, general and administrative expenses	(55,899)	(85,167)	29,268	(34)%
Depreciation and amortization	(3,255)	(3,553)	298	(8)%
Restructuring charges	(3,988)	—	(3,988)	NM
Operating income	$52,415	$58,387	$(5,972)	(10)%
Reconciliation to adjusted operating income:
Share-based compensation	5,002	13,532	(8,530)	(63)%
Depreciation and amortization	3,255	3,553	(298)	(8)%
Restructuring charges	3,988	—	3,988	NM
Merger and acquisition related costs	7,445	24,075	(16,630)	(69)%
Amortization for capitalized cloud computing arrangement costs	88	88	—	—%
Adjusted operating income	$72,193	$99,635	$(27,442)	(28)%
_________________
NM — Absolute percentages greater than 200% and comparisons from positive to negative values or to zero values are considered not meaningful.
Factors Affecting Results of Operations
Due to the COVID-19 pandemic, the 2020-21 NHL season was shortened and resulted in reductions in media rights fees which had a residual impact reflected in the three months ended September 30, 2021. See “— Introduction — Factors Affecting Results of Operations — Impact of the COVID-19 Pandemic on Our Business” for more information.

Revenues
For the three months ended December 31, 2022, MSG Networks generated total revenues of $158,898, a decrease of $1,083, or 1%, as compared to the prior year quarter. For the six months ended December 31, 2022, MSG Networks generated total revenues of $281,377, a decrease of $20,077, or 7%, as compared to the prior year period. The changes in revenues were attributable to the following:

	Three Months Ended	Six Months Ended
	December 31, 2022	December 31, 2022
Decrease in affiliation fee revenue	$(7,549)	$(26,510)
Increase in advertising revenue	6,315	6,226
Other net increases	151	207
	$(1,083)	$(20,077)
For the three months ended December 31, 2022, affiliation fee revenue decreased $7,549, primarily due to a decrease in subscribers of approximately 10.5%. These decreases were partially offset by net favorable affiliate adjustments of approximately $4,100 and the impact of higher affiliation rates.
For the six months ended December 31, 2022, affiliation fee revenue decreased $26,510, primarily due to the impact of the non-renewal of MSG Networks’ carriage agreement with Comcast Corporation (“Comcast”) as of October 1, 2021 and a decrease in subscribers of approximately 10.0% (excluding the impact of the non-renewal with Comcast). These decreases were partially offset by net favorable affiliate adjustments of approximately $10,400 and the impact of higher affiliation rates.
Effective October 1, 2021, Comcast’s license to carry MSG Networks expired and MSG Networks has not been carried by Comcast since that date. Comcast’s non-carriage has reduced MSG Networks’ subscribers by approximately 10.0% and has reduced MSG Networks’ revenue by a comparable percentage. In addition, MSG Networks’ segment operating income and AOI have been reduced by an amount that is approximately equal to the dollar amount of the reduced revenue.
For the three and six months ended December 31, 2022, the increase in advertising revenue primarily reflected the impact of a higher number of live professional sports telecasts and an increase in per-game advertising sales as compared with the prior year periods and higher sales related to the Company’s non-ratings-based advertising initiatives.
Direct operating expenses
Direct operating expenses for the three months ended December 31, 2022 increased $4,476 to $90,400 as compared to the prior year period. For the six months ended December 31, 2022, direct operating expenses increased $11,473 to $165,820 as compared to the prior year period. The increases were attributable to the following:

	Three Months Ended	Six Months Ended
	December 31, 2022	December 31, 2022
Increase due to higher rights fees expense primarily due to the impact of annual contractual rate increases in the current year period and the absence of reductions in media rights fees related to the shortened 2020-21 NHL season recorded in the prior year first quarter	$3,072	$9,005
Increase in other programming and production costs including the impact of a higher number of live professional sports telecasts in the current year period	1,404	2,468
	$4,476	$11,473
Selling, general and administrative expenses
For the three months ended December 31, 2022, selling, general and administrative expenses of $38,083 increased $891 as compared to the prior year quarter. For the six months ended December 31, 2022, selling, general and administrative expenses of $55,899 decreased $29,268 as compared to the prior year quarter.

	Three Months Ended	Six Months Ended
	December 31, 2022	December 31, 2022
Impact of the acquisition of MSG Networks by MSG Entertainment in July 2021, including litigation costs in the current year period	$4,669	$(18,328)
Increase in advertising commissions and other expenses	1,717	1,228
Decrease due to lower employee compensation and related benefits	(2,834)	(6,057)
Decrease due to lower advertising and marketing expenses	(2,661)	(6,111)
	$891	$(29,268)
Operating income
For the three months ended December 31, 2022, operating income of $24,790 decreased $10,319, or 29%, as compared to the prior year quarter, primarily due to the increase in direct operating expenses, the impact of restructuring charges and, to a lesser extent, the decrease in revenues, and the increase in selling, general and administrative expenses (including the impact of higher acquisition-related costs).
For the six months ended December 31, 2022, operating income of $52,415 decreased $5,972, or 10%, as compared to the prior year quarter, primarily due to the decrease in revenues, increase in direct operating expenses, and the impact of restructuring charges, partially offset by a decrease in selling, general and administrative expenses (including the impact of lower acquisition-related costs).
Adjusted operating income
For the three months ended December 31, 2022, adjusted operating income of $39,301 decreased $4,541, or 10%, as compared to the prior year quarter, primarily due to the increase in direct operating expenses and, to a lesser extent, the decrease in revenues, partially offset by lower selling, general and administrative expenses (excluding the impact of higher acquisition-related costs).
For the six months ended December 31, 2022, adjusted operating income of $72,193 decreased $27,442, or 28%, as compared to the prior year quarter, primarily due to the decrease in revenues and increase in direct operating expenses, partially offset by a decrease in selling, general and administrative expenses (excluding the impact of lower acquisition-related costs).

Tao Group Hospitality
The tables below set forth, for the periods presented, certain historical financial information and a reconciliation of operating income to adjusted operating income for the Company’s Tao Group Hospitality segment.

	Three Months Ended
	December 31,		Change
	2022	2021	Amount	Percentage
Revenues	$135,994	$117,086	$18,908	16%
Direct operating expenses	(76,483)	(60,880)	(15,603)	26%
Selling, general and administrative expenses	(43,166)	(40,685)	(2,481)	6%
Depreciation and amortization	(5,616)	(6,243)	627	(10)%
Impairment and other gains, net	473	7,443	(6,970)	(94)%
Operating income	$11,202	$16,721	$(5,519)	(33)%
Reconciliation to adjusted operating income:
Share-based compensation	2,374	1,958	416	21%
Depreciation and amortization	5,616	6,243	(627)	(10)%
Impairment and other gains, net	(473)	(7,443)	6,970	(94)%
Adjusted operating income	$18,719	$17,479	$1,240	7%

	Six Months Ended
	December 31,		Change
	2022	2021	Amount	Percentage
Revenues	$268,645	$236,550	$32,095	14%
Direct operating expenses	(153,060)	(121,973)	(31,087)	25%
Selling, general and administrative expenses	(86,712)	(74,779)	(11,933)	16%
Depreciation and amortization	(12,246)	(12,621)	375	(3)%
Impairment and other gains, net	473	(375)	848	NM
Operating income	$17,100	$26,802	$(9,702)	(36)%
Reconciliation to adjusted operating income:
Share-based compensation	4,426	3,869	557	14%
Depreciation and amortization	12,246	12,621	(375)	(3)%
Impairment and other gains, net	(473)	375	(848)	NM
Adjusted operating income	$33,299	$43,667	$(10,368)	(24)%
_________________
NM — Absolute percentages greater than 200% and comparisons from positive to negative values or to zero values are considered not meaningful.
Factors Affecting Results of Operations
For the three and six months ended December 31, 2021, Tao Group Hospitality’s operations and operating results were impacted by the COVID-19 pandemic. This included certain regulatory requirements such as vaccination/mask requirements, which contributed to certain branded locations remaining closed during the period, and a temporary impact to both demand and operations as a result of an increase in COVID-19 cases during the fiscal 2022 second quarter. As of December 31, 2022 and as of the date of this filing, Tao Group Hospitality’s domestic venues no longer require guests to provide proof of COVID-19 vaccination before entering, and Tao Group Hospitality is operating without capacity restrictions in all markets. See “— Introduction —Factors Affecting Results of Operations — Impact of the COVID-19 Pandemic on Our Business” for more information.

Revenues
Revenues for the three months ended December 31, 2022 increased $18,908, or 16%, to $135,994 as compared to the prior year period. For the six months ended December 31, 2022, revenues increased $32,095, or 14% to $268,645. The changes in revenue were attributable to the following:

	Three Months Ended	Six Months Ended
	December 31, 2022	December 31, 2022
Increase in revenues for comparable venues that opened more than 15 months ago	$9,259	$10,736
Increase in revenues associated with new venue openings	6,377	13,914
Increase in revenues associated with venues that were temporarily closed in the prior year as a result of the COVID-19 pandemic	2,685	5,798
Other net increases	587	1,647
	$18,908	$32,095
For the three and six months ended December 31, 2022, the increase in revenues associated with new venue openings was primarily due to the opening of Lavo Ristorante in Los Angeles, a venue that first opened in March 2022, Lavo San Diego, which first opened in June 2022 following the rebranding of a legacy Hakkasan venue, Fleur Room in Los Angeles, a venue that first opened in August 2022, and Tao Beach in Las Vegas which reopened in April 2022 following a multi-year renovation.
For the three and six months ended December 31, 2022, the increase in revenues associated with venues that were temporarily closed in the prior year as a result of the COVID-19 pandemic was due to Avenue and Marquee Singapore reopening in April and July 2022, respectively, and Herringbone Waikiki reopening in November 2021.
Direct operating expenses
Direct operating expenses for the three months ended December 31, 2022 increased $15,603, or 26%, to $76,483 as compared to the prior year period. For the six months ended December 31, 2022, direct operating expenses increased $31,087, or 25%, to $153,060. The net increases were attributable to the following:

	Three Months Ended	Six Months Ended
	December 31, 2022	December 31, 2022
Increase in employee compensation and related benefits at existing venues and reflecting the impact of new venues	$7,171	$15,105
Increase in the costs of food and beverage due to the impact of inflation, higher comparable venue revenues, and new venue openings	3,342	7,432
Increase in venue entertainment costs	2,636	3,782
Increase in rent expense	1,816	3,850
Other net increases	638	918
	$15,603	$31,087
Selling, general and administrative expenses
Selling, general and administrative expenses for the three months ended December 31, 2022 increased $2,481, or 6%, to $43,166 as compared to the prior year period. For the six months ended December 31, 2022, selling, general and administrative expenses increased $11,933, or 16% to $86,712. For the three and six months ended December 31, 2022, the net increases were primarily due to (i) higher employee compensation and related benefits of $3,076 and $9,705, respectively, reflecting the impact of increased staffing as the business returns to normal operations and (ii) a net increase of $402 and $2,298, respectively, in restaurant expenses, as well as supplies, utilities, general liability insurance, pre-opening expenses, and repairs and maintenance, and marketing expenses, partially offset by other net decreases.
Impairment and other gains (losses)
For the three and six months ended December 31, 2022, the Company recorded a net gain of $473 related to the sale of certain leasehold improvements in connection with closing of a venue. For the three months ended December 31, 2021, the Company recorded net gains of $7,443 principally from the write-off and modification of lease liabilities associated with certain venues.

Operating income
Operating income for the three months ended December 31, 2022 was $11,202 as compared to $16,721 in the prior year period, a decrease of $5,519, or 33%. This decrease was primarily due to an increase in direct operating expenses, a decrease in other net gains, and, to a lesser extent, an increase in selling, general and administrative expenses, partially offset by increased revenues.
Operating income for the six months ended December 31, 2022 was $17,100 as compared to $26,802 in the prior year period, a decrease of $9,702, or 36%. This decrease was primarily due to an increase in direct operating expenses and an increase in selling, general and administrative expenses, partially offset by increased revenues.
Adjusted operating income
Adjusted operating income for the three months ended December 31, 2022 was $18,719 as compared to $17,479 in the prior year period, an increase of $1,240, or 7%. The increase in adjusted operating income for the three months ended December 31, 2022 was due to an increase in revenues, partially offset by higher direct operating expenses and selling, general and administrative expenses.
Adjusted operating income for the six months ended December 31, 2022 was $33,299 as compared to $43,667 in the prior year period, a decrease of $10,368, or 24%. The decrease in adjusted operating income for the six months ended December 31, 2022 was due to higher direct operating expenses and selling, general and administrative expenses, partially offset by an increase in revenues.
Liquidity and Capital Resources
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
We regularly monitor and assess our ability to meet our net funding and investing requirements, including the construction of MSG Sphere at The Venetian. As of December 31, 2022, the Company’s unrestricted cash and cash equivalents balance, inclusive of approximately $218,000 in advance cash proceeds primarily related to tickets, suites and sponsorships, was $432,173 as compared to $441,350 as of September 30, 2022. As of December 31, 2022 the Company’s restricted cash and cash equivalents balance was $121,563, inclusive of $75,000 that is required to be held in an account pledged as collateral for the MSG Sphere Term Loan Facility until its release upon the Liquidity Covenant Reduction Date (as defined under Note 10). The principal balance of the Company’s total debt outstanding as of December 31, 2022 was $2,010,725, compared to $1,756,898 as of September 30, 2022. We believe we have sufficient liquidity from cash and cash equivalents, available borrowing capacity under our credit facilities and cash flows from operations (including savings generated by the Company’s cost reduction program and expected cash from operations from MSG Sphere at the Venetian ) to fund our operations and service the credit facilities for the foreseeable future, as well as complete the construction of MSG Sphere at The Venetian. This also includes the Company’s expectation that it will pay down a portion of MSG Networks’ term loan upon the refinancing of the loan prior to its maturity in October 2024.
The Company is exploring a sale of its interest in Tao Group Hospitality in order to further advance the broader MSG Sphere initiative, including additional personnel, as well as the continued development of content and related technology. Should the Company choose not to sell its interest in Tao Group Hospitality, it may pursue additional cost cutting and would need to access additional capital, which may include the monetization of the Company’s retained interest in the live entertainment business upon completion of the planned spin-off. There is no assurance that the Company would be able to obtain such capital. Any additional cost reduction program would include further reductions in discretionary spend in normal course of business and reductions in investments in capital not essential for MSG Sphere.
See Note 10, Credit Facilities to the condensed consolidated financial statements included in this Quarterly Report on Form 10-Q for a discussion of the MSG Networks Credit Facilities, the National Properties Credit Facilities, the MSG Sphere Term Loan Facility and the Tao Credit Facilities.

For additional information regarding the Company’s capital expenditures, including those related to MSG Sphere, see Note 22, Segment Information to the Company’s audited consolidated and combined financial statements and notes thereto for the year ended June 30, 2022 included in the Company’s Annual Report on Form 10-K.
On March 31, 2020, the Company’s Board of Directors authorized, effective following the Entertainment Distribution, a share repurchase program to repurchase up to $350,000 of the Company’s Class A Common Stock. Under the authorization, shares of Class A Common Stock may be purchased from time to time in open market transactions, in accordance with applicable insider trading and other securities laws and regulations. The timing and amount of purchases will depend on market conditions and other factors. No shares have been repurchased under the share repurchase program to date.
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
MSG Sphere at The Venetian is a complex construction project that has become even more challenging due to the global impact of COVID-19. In April 2020, the Company announced that it was suspending construction due to COVID-19-related factors outside of its control, including supply chain issues. As the ongoing effects of the pandemic continued to impact its business operations, in August 2020, the Company disclosed that it resumed construction with a lengthened timetable. The Company remains committed to bringing MSG Sphere to Las Vegas and expects to open the venue in September 2023. As with any major construction project, the construction of MSG Sphere is subject to potential delays, unexpected complications or cost fluctuations.
As of December 31, 2022, our cost estimate, inclusive of core technology and soft costs, for MSG Sphere at The Venetian was approximately $2,175,000. This cost estimate was net of $75,000 that the Venetian has agreed to pay to defray certain construction costs and also excludes significant capitalized and non-capitalized costs for items such as content creation, internal labor, capitalized interest, and furniture and equipment. Relative to our cost estimate above, our actual construction costs for MSG Sphere at The Venetian incurred through December 31, 2022 were approximately $2,015,000, which is net of $65,000 received from the Venetian. The amount of construction costs incurred as of December 31, 2022 includes approximately $236,000 of accrued expenses that were not yet paid as of that date.
With regard to MSG Sphere at The Venetian, the Company plans to finance the construction of the venue from cash-on-hand and cash flows from operations (including savings generated by the Company’s cost reduction program and expected cash from operations from MSG Sphere at the Venetian). The Company also continues to have revolver capacity available under its credit facilities, if needed.
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
Financing Agreements
See Note 10, Credit Facilities, to the financial statements included in “— Item 1. Financial Statements” of this Quarterly Report on Form 10-Q for discussions of the Company’s debt obligations and various financing agreements.
MSG Networks Credit Facilities
MSGN Holdings, L.P. (“MSGN L.P.”), MSGN Eden, LLC, an indirect subsidiary of the Company and the general partner of MSGN L.P., Regional MSGN Holdings LLC, an indirect subsidiary of the Company and the limited partner of MSGN L.P.

(collectively with MSGN Eden, LLC, the “MSGN Holdings Entities”), and certain subsidiaries of MSGN L.P. have senior secured credit facilities pursuant to a credit agreement (as amended and restated on October 11, 2019, the “MSGN Credit Agreement”) consisting of: (i) an initial $1,100,000 term loan facility (the “MSGN Term Loan Facility”) and (ii) a $250,000 revolving credit facility (the “MSGN Revolving Credit Facility” and, together with the MSGN Term Loan Facility, the “MSG Networks Credit Facilities”), each with a term of five years. As of December 31, 2022, there were no borrowings or letters of credit issued and outstanding under the MSGN Revolving Credit Facility.
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
The MSGN Credit Agreement generally requires the MSGN Holdings Entities and MSGN L.P. and its restricted subsidiaries on a consolidated basis to comply with a maximum total leverage ratio of 5.50:1.00, subject, at the option of MSGN L.P. to an upward adjustment to 6.00:1.00 during the continuance of certain events. In addition, the MSGN Credit Agreement requires a minimum interest coverage ratio of 2.00:1.00 for the MSGN Holdings Entities and MSGN L.P. and its restricted subsidiaries on a consolidated basis. As of December 31, 2022, the MSGN Holdings Entities and MSGN L.P. and its restricted subsidiaries on a consolidated basis were in compliance with the covenants.
National Properties Credit Facilities
On June 30, 2022, MSG National Properties, LLC (“MSG National Properties”) an indirect, wholly-owned subsidiary of the Company, MSG Entertainment Group, LLC (“MSG Entertainment Group”) and certain subsidiaries of MSG National Properties entered into a credit agreement with JP Morgan Chase Bank, N.A., as administrative agent and the lenders and L/C issuers party thereto (the “National Properties Credit Agreement”), providing for a five-year, $650,000, senior secured term loan facility (the “National Properties Term Loan Facility”) and a five-year, $100,000 revolving credit facility (the “National Properties Revolving Credit Facility” and, together with the National Properties Term Loan Facility, the “National Properties Credit Facilities”).
Up to $25,000 of the National Properties Revolving Credit Facility is available for the issuance of letters of credit. As of December 31, 2022, outstanding letters of credit were $7,860 and the remaining balance available under the National Properties Revolving Credit Facility was $63,040.
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
The National Properties Credit Agreement includes financial covenants requiring MSG National Properties and its restricted subsidiaries to maintain a specified minimum liquidity level, a specified minimum debt service coverage ratio and specified maximum total leverage ratio. The minimum liquidity level is set at $50,000, and is tested based on the level of average daily liquidity, consisting of cash and cash equivalents and available revolving commitments, over the last month of each quarter over the life of the National Properties Credit Facilities. The debt service coverage ratio covenant began testing in the fiscal quarter ending December 31, 2022, and is set at a ratio of 2:1 before stepping up to 2.5:1 in the fiscal quarter ending September 30, 2024. The leverage ratio covenant begins testing in the fiscal quarter ending June 30, 2023. It is tested based on the ratio of MSG National Properties and its restricted subsidiaries’ consolidated total indebtedness to adjusted operating income, with an initial maximum ratio of 6:1, stepping down to 5.5:1 in the fiscal quarter ending June 30, 2024 and 4.5:1 in the fiscal quarter ending June 30, 2026. As of December 31, 2022, MSG National Properties and its restricted subsidiaries were in compliance with the covenants of the National Properties Credit Agreement.
MSG Sphere Term Loan Facility
On December 22, 2022, MSG Las Vegas, LLC (“MSG LV”), an indirect, wholly-owned subsidiary of the Company, entered into a credit agreement with JP Morgan Chase Bank, N.A., as administrative agent and the lenders party thereto, providing for a five-year, $275,000 senior secured term loan facility (the “MSG Sphere Term Loan Facility”). All obligations under the MSG Sphere Term Loan Facility are guaranteed by MSG Entertainment Group.

The MSG Sphere Term Loan Facility will mature on December 22, 2027. The principal obligations under the MSG Sphere Term Loan Facility are due at the maturity of the facility, with no amortization payments prior to maturity. Under certain circumstances, MSG LV is required to make mandatory prepayments on the loan, including prepayments in an amount equal to the net cash proceeds of casualty insurance and/or condemnation recoveries (subject to certain reinvestment, repair or replacement rights), subject to certain exceptions.
The MSG Sphere Term Loan Facility includes financial covenants requiring MSG LV to maintain a specified minimum debt service coverage ratio and requiring MSG Entertainment Group to maintain a specified minimum liquidity level. The debt service coverage ratio covenant begins testing in the fiscal quarter ending December 31, 2023 on a historical basis and, beginning with the first fiscal quarter occurring after the date on which the first ticketed performance or event open to the general public occurs at the MSG Sphere in Las Vegas (the “Opening Date”), is also tested on a prospective basis. Both the historical and prospective debt service coverage ratios are set at 1.35:1. In addition, among other conditions, MSG LV is not permitted to make distributions to MSG Entertainment Group unless the historical and prospective debt service coverage ratios are at least 1.50:1. The minimum liquidity level for MSG Entertainment Group is set at $100,000, with $75,000 required to be held in cash or cash equivalents, which amounts, prior to the Liquidity Covenant Reduction Date (as defined below), must be held in an account pledged as collateral for the MSG Sphere Term Loan Facility until its release upon the Liquidity Covenant Reduction Date (the “Pledged Account”), before stepping down to $50,000, with $25,000 required to be held in cash or cash equivalents, once the MSG Sphere in Las Vegas has been substantially completed and certain of its systems are ready to be used in live, immersive events (the “Liquidity Covenant Reduction Date”). The minimum liquidity level was tested on the closing date and is tested as of the last day of each fiscal quarter thereafter based on MSG Entertainment Group’s unencumbered liquidity, consisting of cash and cash equivalents and available lines of credit, as of such date. In the event the Company completes the spin-off of its traditional live entertainment business currently under consideration (the “MSGE Spin-off”) and retains an economic interest in the live entertainment company (the “Live Entertainment Company Retained Interest”), the Live Entertainment Company Retained Interest will be pledged to secure the MSG Sphere Term Loan Facility until the pledge is released upon the Liquidity Covenant Reduction Date, and a portion of the value of the Live Entertainment Company Retained Interest may also be counted toward the minimum liquidity level.
Tao Credit Facilities
On June 9, 2022, TAO Group Intermediate Holdings LLC (“TAOIH” or “Intermediate Holdings”) and TAO Group Operating LLC (“TAOG” or “Senior Borrower”) entered into an amended and restated credit agreement (the “Restated Tao Senior Credit Agreement”) with JPMorgan Chase Bank, N.A., as agent, and the lenders party thereto. The Restated Tao Senior Credit Agreement provides TAOG with senior secured credit facilities (the “Tao Credit Facilities”) consisting of: (i) an initial $75,000 term loan facility with a term of five years (the “Tao Term Loan Facility”) and (ii) a $60,000 revolving credit facility with a term of five years (the “Tao Revolving Credit Facility”). Up to $5,000 of the Tao Revolving Credit Facility is available for the issuance of letters of credit. As of December 31, 2022, outstanding letters of credit were $750 and the remaining borrowing available under the Tao Revolving Credit Facility was $49,250.
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
The Restated Tao Senior Credit Agreement requires TAOIH to comply with a maximum total leverage ratio of 3.50:1.00, a maximum senior leverage ratio of 2.50:1.00 and a minimum fixed charge coverage ratio of 1.25:1.00. The Restated Tao Senior Credit Agreement, among other things, (i) increased the minimum liquidity for TAOG to $20,000 and maximum capital expenditures to $30,000, with a one year carry forward of $20,000 , (ii) increased the basket for the maximum amount of the incremental revolving credit facility to $50,000; and (iii) amended certain other financial covenants regarding leverage to allow up to $10,000 of cash netting. As of December 31, 2022, TAOG, TAOIH and the restricted subsidiaries were in compliance with the covenants of the Restated Tao Senior Credit Agreement.
Letters of Credit
The Company uses letters of credit to support its business operations. As of December 31, 2022, the Company had a total of $9,478 of letters of credit outstanding, which included two letters of credit for an aggregate of $750 issued under the Tao Revolving Credit Facility and two outstanding letters of credit for an aggregate of $7,860 issued under the National Properties Revolving Credit Facility.

Contractual Obligations
As of December 31, 2022, the Company did not have any material changes in its non-cancelable contractual obligations (other than activities in the ordinary course of business), except for the execution of the MSG Sphere Term Loan Facility on December 22, 2022. See Note 9, Commitments and Contingencies, to the financial statements included in “— Item 1. Financial Statements” of this Quarterly Report on Form 10-Q for further details on the timing and amount of payments under various media rights agreements.
Cash Flow Discussion
As of December 31, 2022, cash, cash equivalents and restricted cash totaled $553,736, as compared to $846,010 as of June 30, 2022. The following table summarizes the Company’s cash flow activities for the six months ended December 31, 2022 and 2021:

	Six Months Ended
	December 31,
	2022	2021
Net cash provided by operating activities	$54,965	$132,786
Net cash used in investing activities	(575,909)	(332,532)
Net cash provided by (used in) financing activities	229,175	(57,639)
Effect of exchange rates on cash, cash equivalents and restricted cash	(505)	(572)
Net decrease in cash, cash equivalents and restricted cash	$(292,274)	$(257,957)
Operating Activities
Net cash provided by operating activities for the six months ended December 31, 2022 decreased by $77,821 to $54,965 as compared to the prior year period, primarily due to changes in working capital assets and liabilities, which included (i) a decrease in deferred revenue associated with customers’ advanced payments, (ii) higher cash payments to promoters, (iii) lower accrued and other liabilities, including related party payables, and (iv) higher prepaid expenses, partially offset by operating income in the current year period.
Investing Activities
Net cash used in investing activities for the six months ended December 31, 2022 increased by $243,377 to $575,909 as compared to the prior year period primarily due to an increase in capital expenditures mainly for the MSG Sphere in the current year period.
Financing Activities
Net cash provided by (used in) financing activities for the six months ended December 31, 2022 increased by $286,814 to $229,175 as compared to the prior year period primarily due to the proceeds received from the MSG Sphere Term Loan Facility in current year period.
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

Critical Accounting Estimates
There have been no material changes to the Company’s critical accounting policies, except for the addition of a policy related to production costs from the Company’s Original Immersive Productions mentioned in Note 2. Accounting Policies in “— Item 1. Financial Statements”, as compared with those set forth in Note 2. Summary of Significant Accounting Policies of the Company’s audited consolidated and combined financial statements and notes thereto for the year ended June 30, 2022 included in the Form 10-K. The following discussion has been included to provide the results of our annual impairment testing of goodwill and identifiable indefinite-lived intangible assets performed during the first quarter of Fiscal Year 2023.
Impairment of Goodwill and Indefinite-Lived Assets
Goodwill is tested annually for impairment as of August 31st and at any time upon the occurrence of certain events or substantive changes in circumstances. The Company performs its goodwill impairment test at the reporting unit level, which is one level below the operating segment level. As of December 31, 2022, the Company had three operating and reportable segments consistent with the process the Company’s management followed in making decisions and allocating resources to the business.
For purposes of evaluating goodwill for impairment, the Company has three reporting units: Entertainment, MSG Networks and Tao Group Hospitality.
The goodwill balance reported on the Company’s condensed consolidated balance sheet as of December 31, 2022 by reporting unit was as follows:

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

Identifiable Indefinite-Lived Intangible Assets
Identifiable indefinite-lived intangible assets are tested annually for impairment as of August 31st and at any time upon the occurrence of certain events or substantive changes in circumstances. The following table sets forth the amount of identifiable indefinite-lived intangible assets reported in the Company’s condensed consolidated balance sheet as of December 31, 2022:

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
Potential Interest Rate Risk Exposure
The Company, through its subsidiaries, MSG National Properties, MSG Networks and MSG LV, and the consolidation of Tao Group Hospitality, is subject to potential interest rate risk exposure related to borrowings incurred under their respective credit facilities. Changes in interest rates may increase interest expense payments with respect to any borrowings incurred under these credit facilities. The effect of a hypothetical 200 basis point increase in floating interest rate prevailing as of December 31, 2022 and continuing for a full year would increase the Company’s interest expense on the outstanding amounts under the credit facilities by $40,215.
Foreign Currency Exchange Rate Exposure
We are exposed to market risk resulting from foreign currency fluctuations, primarily to the British pound sterling through our net investment position initiated with our acquisition of land in London in the second quarter of fiscal year 2018 for future MSG Sphere development and through cash and invested funds which will be deployed in the construction of our London venue. We may evaluate and decide, to the extent reasonable and practical, to reduce the translation risk of foreign currency fluctuations by entering into foreign currency forward exchange contracts with financial institutions. If we were to enter into such hedging transactions, the market risk resulting from foreign currency fluctuations is unlikely to be entirely eliminated. We do not plan to enter into derivative financial instrument transactions for foreign currency speculative purposes. During the past twelve months ended December 31, 2022, the GBP/USD exchange rate ranged from 1.0695 to 1.3967 as compared to GBP/

USD exchange rate of 1.2120 on December 31, 2022, a fluctuation range of approximately 15.24%. As of December 31, 2022, a uniform hypothetical 14.28% fluctuation in the GBP/USD exchange rate would have resulted in a change of approximately $23,200 in the Company’s net asset value.
Item 4. Controls and Procedures
Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of the design and operation of our disclosure controls and procedures as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act. Based on that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that the Company's disclosure controls and procedures were effective as of December 31, 2022.
Changes in Internal Control over Financial Reporting
There were no changes in the Company’s internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Securities Exchange Act of 1934) during the fiscal quarter ended December 31, 2022, that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

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
On September 10, 2021, the Court of Chancery entered an order consolidating two derivative complaints filed by purported Company stockholders. The consolidated action is captioned: In re Madison Square Garden Entertainment Corp. Stockholders Litigation, C.A. No. 2021-0468-KSJM. The consolidated plaintiffs filed their Verified Consolidated Derivative Complaint on October 11, 2021. The complaint, which names the Company as only a nominal defendant, retains all of the derivative claims and alleges that the members of the board of directors and controlling stockholders violated their fiduciary duties in the course of negotiating and approving the Merger. Plaintiffs seek, among other relief, an award of damages to the Company including interest, and plaintiffs’ attorneys’ fees. The Company and other defendants filed answers to the complaint on December 30, 2021. The Company substantially completed its production of documents responsive to plaintiffs’ requests on June 24, 2022, and on November 16, 2022, fact discovery closed. The Company continues to be engaged in responding to plaintiffs’ outstanding discovery requests. Pursuant to the indemnity rights in its bylaws and Delaware law, the Company is advancing the costs incurred by defendants in this action, and defendants may assert indemnification rights in respect of any adverse judgment or settlement of the action.
On September 27, 2021, the Court of Chancery entered an order consolidating four complaints filed by purported stockholders of MSG Networks Inc. The consolidated action is captioned: In re MSG Networks Inc. Stockholder Class Action Litigation, C.A. No. 2021-0575-KSJM (the “MSG Networks Action”). The consolidated plaintiffs filed their Verified Consolidated Stockholder Class Action Complaint on October 29, 2021. The complaint asserts claims on behalf of a putative class of former MSG Networks Inc. stockholders against each member of the board of directors of MSG Networks Inc. and the controlling stockholders prior to the Merger. Plaintiffs allege that the MSG Networks Inc. board of directors and controlling stockholders breached their fiduciary duties in negotiating and approving the Merger. The Company is not named as a defendant but has been subpoenaed to produce documents and testimony related to the Merger. Plaintiffs seek, among other relief, monetary damages for the putative class and plaintiffs’ attorneys’ fees. Defendants in the MSG Networks Action filed answers to the complaint on December 30, 2021. The Company substantially completed its production of documents responsive to plaintiffs’ requests on June 24, 2022, and on November 16, 2022 fact discovery closed. The Company continues to be engaged in responding to plaintiffs’ outstanding discovery requests. Pursuant to the indemnity rights in its bylaws and Delaware law, the Company is advancing the costs incurred by defendants in this action, and defendants may assert indemnification rights in respect of any adverse judgment or settlement of the action.
On September 19, 2022, the Court of Chancery approved a case schedule, governing the two consolidated actions, which set trial dates for April 2023. On January 3, 2023, the Court of Chancery granted the unopposed motion for class certification in the MSG Networks Action. A joint-mediation session is scheduled for February 11 and 12, 2023.
On January 12, 2023, the Court of Chancery granted a stipulation and order dismissing former MSG Networks Inc. directors William Bell, Stephen Mills and Hank Ratner from the MSG Networks Action.
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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
As of December 31, 2022, the Company has the ability to repurchase up to $350 million of the Company’s Class A Common Stock under the Class A Common Stock share repurchase program authorized by the Company’s Board of Directors on March 31, 2020. Under the authorization, shares of Class A Common Stock may be purchased from time to time in open market transactions, in accordance with applicable insider trading and other securities laws and regulations. The timing and amount of purchases will depend on market conditions and other factors. No shares have been repurchased to date.

Item 6. Exhibits

(a)Index to Exhibits

EXHIBIT NO.	DESCRIPTION
10.1	2020 Employee Stock Plan, as amended (incorporated by reference to Annex B to the Company’s Definitive Proxy Statement on Schedule 14A filed on October 26, 2022).
10.2	2020 Stock Plan for Non- Employee Directors, as amended (incorporated by reference to Annex C to the Company’s Definitive Proxy Statement on Schedule 14A filed on October 26, 2022).
10.3
Amendment No. 2 to Dry Lease Agreement dated December 17, 2018 between Sterling2K LLC and MSG Entertainment Group, LLC (formerly MSG Sports & Entertainment, LLC) (for the DFO G550), effective as of November 4, 2022 (incorporated by reference to Exhibit 10.2 to the Company's Quarterly Report on Form 10-Q filed on November 9, 2022).

10.4
Credit Agreement, dated as of December 22, 2022, among MSG Las Vegas, LLC, the lenders party thereto and JPMorgan Chase Bank, N.A., as administrative agent (incorporated by reference to Exhibit 10.1 to the Company's Current Report on Form 8-K filed on December 22, 2022).

10.5
Pledge and Security Agreement, dated as of December 22, 2022, by and between MSG Las Vegas, LLC and JPMorgan Chase Bank, N.A. (incorporated by reference to Exhibit 10.2 to the Company's Current Report on Form 8-K filed on December 22, 2022).

10.6
Guaranty Agreement, dated as of December 22, 2022, by MSG Entertainment Group, LLC in favor of JPMorgan Chase Bank, N.A. on behalf of the lenders (incorporated by reference to Exhibit 10.3 to the Company's Current Report on Form 8-K filed on December 22, 2022).

10.7
Pledge Agreement, dated as of December 22, 2022, by MSG Entertainment Group, LLC in favor of JPMorgan Chase Bank, N.A. on behalf of the lenders (incorporated by reference to Exhibit 10.4 to the Company's Current Report on Form 8-K filed on December 22, 2022).

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
101
The following materials from Madison Square Garden Entertainment Corp. Quarterly Report on Form 10-Q for the quarter ended December 31, 2022, formatted in Inline Extensible Business Reporting Language (iXBRL): (i) condensed consolidated balance sheets, (ii) condensed consolidated statements of operations, (iii) condensed consolidated statements of comprehensive loss, (iv) condensed consolidated statements of cash flows, (v) condensed consolidated statements of equity and redeemable noncontrolling interests, and (vi) notes to condensed consolidated financial statements.

104	The cover page from the Company’s Quarterly Report on Form 10-Q for the quarter ended December 31, 2022 formatted in Inline XBRL and contained in Exhibit 101.
_________________
†    This exhibit is a management contract or a compensatory plan or arrangement.

SIGNATURE
Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on the 9th day of February 2023.

Madison Square Garden Entertainment Corp.

By:	/S/ DAVID F. BYRNES
	Name:	David F. Byrnes
	Title:	Executive Vice President and Chief Financial Officer