Form 10-Q
period 2023-03-31
Sphere Entertainment Co.
filed 2023-05-10
CIK 1795250

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
____________________
FORM 10-Q
________________________
(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2023
OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from             to
Commission File Number: 001-39245
SPHERE ENTERTAINMENT CO.
(Exact name of registrant as specified in its charter)

Delaware	84-3755666
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

Two Penn Plaza	New York	,	NY	10121
(Address of principal executive offices)				(Zip Code)

Registrant’s telephone number, including area code: (725) 258-0001
Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
Class A Common Stock	SPHR	New York Stock Exchange

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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). ☐ Yes ☑ No
Number of shares of common stock outstanding as of April 28, 2023:

Class A Common Stock par value $0.01 per share	—	27,692,030
Class B Common Stock par value $0.01 per share	—	6,866,754

SPHERE ENTERTAINMENT CO.
INDEX TO FORM 10-Q

Page
PART I. FINANCIAL INFORMATION

Item 1. Financial Statements (Unaudited)

Condensed Consolidated Balance Sheets as of March 31, 2023 and June 30, 2022	1

Condensed Consolidated Statements of Operations for the three and nine months ended March 31, 2023 and 2022	2

Condensed Consolidated Statements of Comprehensive Loss for the three and nine months ended March 31, 2023 and 2022	3

Condensed Consolidated Statements of Cash Flows for the nine months ended March 31, 2023 and 2022	4

Condensed Consolidated Statements of Stockholders' Equity and Redeemable Noncontrolling Interests for the three and nine months ended March 31, 2023 and 2022	5

Notes to Condensed Consolidated Financial Statements	7

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations	39

Item 3. Quantitative and Qualitative Disclosures About Market Risk	58

Item 4. Controls and Procedures	59

PART II. OTHER INFORMATION

Item 1. Legal Proceedings	60

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds	61

Item 6. Exhibits	62

PART I – FINANCIAL INFORMATION
Item 1. Financial Statements
SPHERE ENTERTAINMENT CO.
CONDENSED CONSOLIDATED BALANCE SHEETS (Unaudited)
(in thousands, except per share data)

	March 31, 2023	June 30, 2022
ASSETS
Current Assets:
Cash, cash equivalents and restricted cash	$327,245	$822,885
Accounts receivable, net	214,443	188,012
Prepaid expenses and other current assets	145,838	135,671
Current assets (Held for Sale) (c)	502,567	72,088
Total current assets	1,190,093	1,218,656
Non-Current Assets:
Property and equipment, net	3,690,234	2,853,656
Right-of-use lease assets	339,601	337,305
Goodwill	498,817	498,817
Intangible assets, net	82,490	86,464
Other non-current assets	248,246	173,298
Non-current assets (Held for Sale) (c)	—	400,430
Total assets	$6,049,481	$5,568,626
LIABILITIES, REDEEMABLE NONCONTROLLING INTERESTS AND EQUITY
Current Liabilities:
Accounts payable, accrued and other current liabilities	$699,769	$529,083
Current portion of long-term debt	98,750	74,762
Operating lease liabilities, current	46,086	45,559
Deferred revenue	265,611	208,895
Current liabilities (Held for Sale) (c)	289,817	102,801
Total current liabilities	1,400,033	961,100
Non-Current Liabilities:
Long-term debt, net of deferred financing costs	1,781,748	1,584,446
Operating lease liabilities, non-current	342,629	338,534
Deferred tax liabilities, net	209,742	209,907
Other non-current liabilities	142,531	144,103
Non-current liabilities (Held for Sale) (c)	—	170,960
Total liabilities	3,876,683	3,409,050
Commitments and contingencies (see Note 9)
Redeemable noncontrolling interests (Held for Sale)	138,812	184,192
Equity:
Class A Common Stock (a)	277	273
Class B Common Stock (b)	69	69
Additional paid-in capital	2,391,409	2,301,970
Accumulated deficit	(324,756)	(290,736)
Accumulated other comprehensive loss	(46,439)	(48,355)
Total Sphere Entertainment Co. stockholders’ equity	2,020,560	1,963,221
Nonredeemable noncontrolling interests (Held for Sale)	13,426	12,163
Total equity	2,033,986	1,975,384
Total liabilities, redeemable noncontrolling interests and equity	$6,049,481	$5,568,626
__________________
(a)Class A Common Stock, $0.01 par value per share, 120,000 shares authorized;27,692 and 27,368 shares outstanding as of March 31, 2023 and June 30, 2022, respectively.
(b)Class B Common Stock, $0.01 par value per share, 30,000 shares authorized;6,867 shares outstanding as of March 31, 2023 and June 30, 2022.
(c)The assets and liabilities of the disposal group classified as held for sale are classified as current on the March 31,2023 balance sheet as the transaction was completed and net proceeds were received on May 3,2023.
See accompanying notes to the unaudited condensed consolidated financial statements.

SPHERE ENTERTAINMENT CO.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (Unaudited)
(in thousands, except per share data)

	Three Months Ended		Nine Months Ended
	March 31,		March 31,
	2023	2022	2023	2022
Revenues (a)	$363,297	$352,534	$1,139,492	$928,442
Direct operating expenses (a)	(210,141)	(197,967)	(658,935)	(536,076)
Selling, general and administrative expenses (a)	(179,870)	(118,788)	(442,054)	(384,280)
Depreciation and amortization	(22,999)	(20,463)	(68,090)	(63,050)
Impairment and other (losses) gains, net	(51)	245	7,361	245
Restructuring charges	(20,498)	(14,690)	(34,180)	(14,690)
Operating (loss) income	(70,262)	871	(56,406)	(69,409)
Interest income	2,640	767	10,161	2,311
Interest expense	—	(5,528)	—	(22,051)
Other income (expense), net	4,994	(10,052)	1,939	(32,304)
Loss from continuing operations before income taxes	(62,628)	(13,942)	(44,306)	(121,453)
Income tax benefit (expense)	8,649	(6,349)	4,717	10,112
Loss from continuing operations	(53,979)	(20,291)	(39,589)	(111,341)
(Loss) income from discontinued operations, net of taxes	(4,576)	985	7,548	20,399
Net loss	(58,555)	(19,306)	(32,041)	(90,942)
Less: Net loss attributable to nonredeemable noncontrolling interests from continuing operations	—	(212)	(554)	(579)
Less: Net loss attributable to nonredeemable noncontrolling interests from discontinued operations	(216)	(1,161)	(128)	(323)
Less: Net (loss) income attributable to redeemable noncontrolling interests from discontinued operations	(1,492)	(442)	2,661	4,412
Net loss attributable to Sphere Entertainment Co.’s stockholders	$(56,847)	$(17,491)	$(34,020)	$(94,452)

Basic and diluted (loss) earnings per common share
Continuing operations	$(1.55)	$(0.59)	$(1.13)	$(3.24)
Discontinued operations	$(0.09)	$0.08	$0.15	$0.48
Basic and diluted loss per common share attributable to Sphere Entertainment Co.’s stockholders	$(1.64)	$(0.51)	$(0.98)	$(2.76)

Weighted-average number of common shares outstanding:
Basic and diluted	34,727	34,320	34,604	34,230
_________________
(a)See Note 14, Related Party Transactions, for further information on related party revenues and expenses.
See accompanying notes to the unaudited condensed consolidated financial statements.

SPHERE ENTERTAINMENT CO.
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS
(Unaudited)
(in thousands)

	Three Months Ended		Nine Months Ended
	March 31,		March 31,
	2023	2022	2023	2022
Net loss	$(53,979)	$(20,291)	$(39,589)	$(111,341)
Other comprehensive income (loss), before income taxes:
Amortization of net actuarial loss included in net periodic benefit cost	464	510	1,484	1,530
Cumulative translation adjustments	1,972	(5,340)	637	(9,226)
Other comprehensive income (loss), before income taxes	2,436	(4,830)	2,121	(7,696)
Income tax (expense) benefit	(421)	919	(362)	1,463
Other comprehensive income (loss), net of income taxes	2,015	(3,911)	1,759	(6,233)
Comprehensive loss from continuing operations	(51,964)	(24,202)	(37,830)	(117,574)
Comprehensive (loss) income from discontinued operations	(4,467)	518	7,705	19,894
Comprehensive loss	(56,431)	(23,684)	(30,125)	(97,680)
Less: Net loss attributable to nonredeemable noncontrolling interests from continuing operations	—	(212)	(554)	(579)
Less: Net loss attributable to nonredeemable noncontrolling interests from discontinued operations	(216)	(1,161)	(128)	(323)
Less: Net (loss) income attributable to redeemable noncontrolling interests from discontinued operations	(1,492)	(442)	2,661	4,412
Comprehensive loss attributable to Sphere Entertainment Co.’s stockholders	$(54,723)	$(21,869)	$(32,104)	$(101,190)

See accompanying notes to the unaudited condensed consolidated financial statements.

SPHERE ENTERTAINMENT CO.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)
(in thousands)

	Nine Months Ended
	March 31,
	2023	2022
OPERATING ACTIVITIES:
Net loss	$(32,041)	$(90,942)
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation and amortization	89,234	88,602
Impairment and other gains, net	(7,834)	(5,480)
Amortization of deferred financing costs	4,186	6,548
Benefit from deferred income taxes	(5,031)	(11,872)
Share-based compensation expense	56,092	62,321
Amortization of right-of-use assets	23,712	19,452
Net unrealized (gains) loss on equity investments with and without readily determinable fair value	(6,276)	28,303
Other non-cash adjustments	6,432	5,588
Change in assets and liabilities:
Accounts receivable, net	(24,081)	(64,496)
Prepaid expenses and other current and non-current assets	(69,479)	(22,790)
Accounts payable, accrued and other current and non-current liabilities	68,650	31,928
Deferred revenue	53,688	54,195
Right-of-use lease assets and operating lease liabilities	(19,428)	4,844
Net cash provided by operating activities	$137,824	$106,201
INVESTING ACTIVITIES:
Capital expenditures, net	$(764,513)	$(516,494)
Capitalized interest	(88,450)	(32,202)
Investments in nonconsolidated affiliates	(7,750)	—
Proceeds from dispositions, net	29,104	—
Proceeds from sale of equity securities	4,369	—
Distributions from equity method investments	1,756	770
Net cash used in investing activities	$(825,484)	$(547,926)
FINANCING ACTIVITIES:
Proceeds from issuance of debt	$275,168	$—
Taxes paid in lieu of shares issued for equity-based compensation	(14,980)	(15,652)
Noncontrolling interest holders’ capital contributions	3,000	2,033
Distributions to noncontrolling interest holders	(1,722)	—
Distributions to related parties associated with the settlement of certain share-based awards	(2,388)	(2,256)
Put option payments to redeemable noncontrolling interest holders	—	(895)
Repayments of revolving credit facility	(2,000)	(15,000)
Principal repayments on long-term debt	(52,250)	(45,750)
Payments for financing costs	(5,131)	—
Other financing activities	788	—
Net cash provided by (used in) financing activities	$200,485	$(77,520)
Effect of exchange rates on cash, cash equivalents and restricted cash	(729)	22
Net decrease in cash, cash equivalents and restricted cash	(487,904)	(519,223)
Cash, cash equivalents and restricted cash from continuing operations, beginning of period	822,885	1,508,174
Cash, cash equivalents and restricted cash from discontinued operations, beginning of period	23,125	31,802
Cash, cash equivalents and restricted cash at beginning of period	846,010	1,539,976
Cash, cash equivalents and restricted cash from continuing operations, end of period	327,245	987,922
Cash, cash equivalents and restricted cash from discontinued operations, end of period	30,861	32,831
Cash, cash equivalents and restricted cash at end of period	$358,106	$1,020,753
NON-CASH INVESTING AND FINANCING ACTIVITIES:
Investments and loans to nonconsolidated affiliates	$12,859	$731
Capital expenditures incurred but not yet paid	$104,004	$83,788
Share-based compensation capitalized in property and equipment	$2,887	$2,264
See accompanying notes to the unaudited condensed consolidated financial statements.

SPHERE ENTERTAINMENT CO.
CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
AND REDEEMABLE NONCONTROLLING INTERESTS
(Unaudited)
(in thousands)

	Common Stock Issued	Additional Paid-In Capital	Accumulated Deficit	Accumulated Other Comprehensive Loss	Total Sphere Entertainment Co. Stockholders’ Equity	Non - redeemable Noncontrolling Interests	Total Equity	Redeemable Noncontrolling Interests
Balance as of December 31, 2022	$346	$2,322,007	$(267,909)	$(48,563)	$2,005,881	$13,039	$2,018,920	$190,222
Net loss	—	—	(56,847)	—	(56,847)	(216)	(57,063)	(1,492)
Other comprehensive income	—	—	—	2,124	2,124	—	2,124	—
Share-based compensation	—	20,714	—	—	20,714	—	20,714	—
Redeemable noncontrolling interest adjustment to redemption fair value	—	50,045	—	—	50,045	—	50,045	(50,045)
Accretion of put options and adjustments	—	—	—	—	—	—	—	587
Contributions	—	—	—	—	—	1,000	1,000	—
Distributions	—	(1,357)	—	—	(1,357)	(397)	(1,754)	(460)
Balance as of March 31, 2023	$346	$2,391,409	$(324,756)	$(46,439)	$2,020,560	$13,426	$2,033,986	$138,812

Balance as of December 31, 2021	$342	$2,317,415	$(173,302)	$(32,632)	$2,111,823	$15,992	$2,127,815	$142,004
Net loss	—	—	(17,491)	—	(17,491)	(1,373)	(18,864)	(442)
Other comprehensive loss	—	—	—	(4,378)	(4,378)	—	(4,378)	—
Share-based compensation	—	18,537	—	—	18,537	—	18,537	—
Tax withholding associated with shares issued for equity-based compensation	—	(412)	—	—	(412)	—	(412)	—
Accretion of put options	—	—	—	—	—	—	—	587
Put option payments to redeemable noncontrolling interest holders		—			—		—	(895)
Contributions	—	—	—	—	—	723	723	—
Distributions	—	(1,269)	—	—	(1,269)	(530)	(1,799)	(3,476)
Balance as of March 31, 2022	$342	$2,334,271	$(190,793)	$(37,010)	$2,106,810	$14,812	$2,121,622	$137,778

See accompanying notes to the unaudited condensed consolidated financial statements.

SPHERE ENTERTAINMENT CO.
CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
AND REDEEMABLE NONCONTROLLING INTERESTS
(Unaudited)
(in thousands)

	Common Stock Issued	Additional Paid-In Capital	Accumulated Deficit	Accumulated Other Comprehensive Loss	Total Sphere Entertainment Co. Stockholders’ Equity	Non - redeemable Noncontrolling Interests	Total Equity	Redeemable Noncontrolling Interests
Balance as of June 30, 2022	$342	$2,301,970	$(290,736)	$(48,355)	$1,963,221	$12,163	$1,975,384	$184,192
Net (loss) income	—	—	(34,020)	—	(34,020)	(682)	(34,702)	2,661
Other comprehensive income	—	—	—	1,916	1,916	—	1,916	—
Share-based compensation	—	57,009	—	—	57,009	—	57,009	—
Tax withholding associated with shares issued for equity-based compensation	4	(14,984)	—	—	(14,980)	—	(14,980)	—
BCE disposition	—	—	—	—	—	667	667	—
Redeemable noncontrolling interest adjustment to redemption fair value	—	50,045	—	—	50,045	—	50,045	(50,045)
Accretion of put options and adjustments	—	(895)	—	—	(895)	—	(895)	2,656
Contributions	—	—	—	—	—	3,000	3,000	—
Distributions	—	(1,736)	—	—	(1,736)	(1,722)	(3,458)	(652)
Balance as of March 31, 2023	$346	$2,391,409	$(324,756)	$(46,439)	$2,020,560	$13,426	$2,033,986	$138,812

Balance as of June 30, 2021	$340	$2,294,775	$(96,341)	$(30,272)	$2,168,502	$11,904	$2,180,406	$137,834
Net (loss) income	—	—	(94,452)	—	(94,452)	(902)	(95,354)	4,412
Other comprehensive loss	—	—	—	(6,738)	(6,738)	—	(6,738)	—
Share-based compensation	—	62,824	—	—	62,824	—	62,824	—
Tax withholding associated with shares issued for equity-based compensation	2	(15,654)	—	—	(15,652)	—	(15,652)	—
Accretion of put options	—	—	—	—	—	—	—	1,761
Put option payments to redeemable noncontrolling interest holders	—	—	—	—	—	—	—	(895)
Adjustments of redeemable noncontrolling interest		(6,178)			(6,178)		(6,178)	66
Contributions	—	—	—	—	—	5,400	5,400	—
Distributions	—	(1,496)	—	—	(1,496)	(1,590)	(3,086)	(5,400)
Balance as of March 31, 2022	$342	$2,334,271	$(190,793)	$(37,010)	$2,106,810	$14,812	$2,121,622	$137,778

See accompanying notes to the unaudited condensed consolidated financial statements.

SPHERE ENTERTAINMENT CO.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
All amounts included in the following notes to condensed consolidated financial statements (unaudited) are presented in thousands, except per share data or as otherwise noted.
0
Note 1. Description of Business and Basis of Presentation
Spin-off Transaction
On April 20, 2023 (the “MSGE Spinco Distribution Date”), Sphere Entertainment Co., formerly Madison Square Garden Entertainment Corp. (“Sphere Entertainment” or the “Company”), distributed approximately 67% of the outstanding common stock of Madison Square Garden Entertainment Corp. (“MSG Entertainment”, formerly MSGE Spinco, Inc.) to its stockholders (the “MSGE Spinco Distribution”), with the Company retaining approximately 33% of the outstanding common stock of MSG Entertainment (in the form of Class A common stock) immediately following the MSGE Spinco Distribution (the “MSGE Retained Interest”). MSG Entertainment owns the traditional live entertainment business previously owned and operated by the Company through its Entertainment business segment, excluding Sphere, which was retained by the Company after the MSGE Spinco Distribution Date. In the MSGE Spinco Distribution, stockholders of the Company received (a) one share of MSG Entertainment’s Class A common stock, par value $0.01 per share, for every share of the Company’s Class A common stock, par value $0.01 per share, held of record as of the close of business, New York City time, on April 14, 2023 (the “Record Date”), and (b) one share of MSG Entertainment’s Class B common stock, par value $0.01 per share, for every share of the Company’s Class B common stock, par value $0.01 per share, held of record as of the close of business, New York City time, on the Record Date.
As of March 31, 2023, the Company maintained the historical operating structure and reported the consolidated financial results of its traditional live entertainment business in continuing operations within the Entertainment reporting segment until the MSGE Spinco Distribution Date. Subsequent to the MSGE Spinco Distribution, the historical financial results of the Company’s traditional live entertainment business, excluding Sphere, will be reflected in the Company’s consolidated financial statements as discontinued operations under U.S. generally accepted accounting principles (“GAAP”) for all periods presented through the MSGE Spinco Distribution Date, effective as of the filing with the U.S. Securities and Exchange Commission (the “SEC”) of the Company’s Annual Report on Form 10-K for the fiscal year ending on June 30, 2023.
Tao Group Hospitality Disposition
On April 17, 2023, the Company announced it entered into an agreement to sell its 66.9% majority interest in TAO Group Sub-Holdings LLC (“Tao Group Hospitality”) to a subsidiary of Mohari Hospitality Limited, a global investment company focused on the luxury lifestyle and hospitality sectors (the “Tao Group Hospitality Disposition”). On May 3, 2023, the Company announced that, through its indirect subsidiary, TAO Group Holdings, LLC (“TAO Holdings”), the Company completed the sale of its interests in Tao Group Hospitality.
The transaction values Tao Group Hospitality at $550,000, subject to certain customary purchase price adjustments. The Company, through certain of its subsidiaries, owns 79.1% of TAO Holdings, which represents an effective ownership of 66.9% of Tao Group Hospitality, and thus would be entitled to that percentage of the total cash consideration paid to the Sellers (net of, among other things, the payoff of outstanding debt and certain debt-like items and fees, costs and expenses incurred in connection with the transaction) pursuant to the transaction agreement dated as of April 17, 2023, by and among TAO Holdings, Hakkasan USA Inc., the other sellers party thereto and Disco Ball Intermediate, LLC (the “Transaction Agreement”). At closing, the Company received approximately $295,000 of net proceeds (taking into account the payment of accrued management fees) in connection with the transaction.
As of and for the three and nine months ended March 31, 2023, the Tao Group Hospitality segment met the criteria for discontinued operations and was classified as for held for sale, along with the related operations as a discontinued operation. See Note 3. Discontinued Operations and Dispositions, for details regarding the Tao Group Hospitality Disposition.
Description of Business
Following the MSGE Spinco Distribution and the Tao Group Hospitality Disposition, the Company’s business consists of Sphere, a next-generation entertainment medium powered by new technologies to create experiences that transport audiences to places both real and imagined; MSG Networks, which operates two regional sports and entertainment networks, MSG Network and MSG Sportsnet (formerly MSG+), as well as a companion streaming service, MSG GO, delivering a wide range of live

SPHERE ENTERTAINMENT CO.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
(continued)
sports content and other programming; and an approximately 33% economic interest in MSG Entertainment.
The Company is comprised of two reportable segments: Entertainment and MSG Networks. Historically, Tao Group Hospitality had been a reportable segment, but as of March 31, 2023, has been classified as a discontinued operation, as discussed above. See Note 1. Description of Business and Basis of Presentation, to the consolidated and combined financial statements included in the Form 10-K for the fiscal years ended June 30, 2022, 2021 and 2020 as filed with the SEC on August 19, 2022 (the “2022 Form 10-K”) for more information regarding the details of the Company’s business.
Advertising Sales Representation Agreement Termination
The advertising sales representation agreement (the “Networks Advertising Sales Representation Agreement”) between two of the Company’s subsidiaries, MSGN Holdings, L.P. and Sphere Entertainment Group, LLC (formerly MSG Entertainment Group, LLC, “Sphere Entertainment Group”), pursuant to which Sphere Entertainment Group had the exclusive right and obligation to sell MSG Networks advertising availabilities for a commission, was terminated effective as of December 31, 2022. The termination of the Networks Advertising Sales Representation Agreement has impacted the operating results of the reportable segments of the Company for the three and nine months end March 31, 2023 and on a go forward basis. As a result, the Entertainment segment will no longer recognize advertising sales commission revenue or the employee costs related to the advertising sales agency. Conversely, the MSG Networks segment will no longer incur advertising commission expense but will reflect the employee costs of the former Entertainment employees that supported the advertising sales agency as such employees have been transferred to MSG Networks, which will result in higher direct operating expenses and selling, general and administrative expenses going forward.
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
The accompanying financial statements have been prepared in accordance with GAAP for interim financial information and the instructions of Rule 10-01 of Regulation S-X of the SEC, and should be read in conjunction with the Company’s audited consolidated financial statements and notes thereto for Fiscal Year 2022 included in the 2022 Form 10-K.
In the opinion of the Company, the accompanying financial statements contain all adjustments, consisting of only normal recurring adjustments, necessary for a fair statement of its financial position as of March 31, 2023 and its results of operations for the three and nine months ended March 31, 2023, and 2022, and cash flows for the nine months ended March 31, 2023, and 2022. The condensed consolidated financial statements and the accompanying notes as of Fiscal Year 2022 were derived from audited annual financial statements but do not contain all of the footnote disclosures from the annual financial statements.
The results of operations for the periods presented are not necessarily indicative of the results that might be expected for future interim periods or for the full year. Prior to the MSGE Spinco Distribution, the Company generally earned a disproportionate share of its annual revenues in the second and third quarters of its fiscal year as a result of the production of the Christmas Spectacular Starring the Radio City Rockettes (the “Christmas Spectacular”), arena license fees in connection with the use of Madison Square Garden (“The Garden”) by the New York Knicks (the “Knicks”) of the National Basketball Association (the “NBA”) and the New York Rangers (the “Rangers”) of the National Hockey League (the “NHL”), and MSG Networks’ advertising revenue being largely derived from the sale of inventory in its live NBA and NHL professional sports programming. Following the MSGE Spinco Distribution, our MSG Networks segment generally continues to expect to earn a higher share of its annual revenues in the second and third quarters of its fiscal year as a result of MSG Networks’ advertising revenue being largely derived from the sale of inventory in its live NBA and NHL professional sports programming.
Impact of the COVID-19 Pandemic
The Company’s operations and operating results were not materially impacted by the COVID-19 pandemic during the three and nine months ended March 31, 2023, as compared to the prior year period, which was impacted by fewer ticketed events at our performance venues in the first half of the fiscal year due to the lead-time required to book touring acts and artists and the postponement or cancellation of select events at our performance venues (including the partial cancellation of the 2021 production of the Christmas Spectacular) during the second and third quarters of Fiscal Year 2022 as a result of an increase in COVID-19 cases. In addition, due to the COVID-19 pandemic, the 2020-21 NHL season was shortened and resulted in

SPHERE ENTERTAINMENT CO.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
(continued)
reductions in media rights fees recognized in our MSG Networks segment, which had a residual impact reflected in the nine months ended March 31, 2022. See Note 1, Impact of the COVID-19 Pandemic, to the consolidated and combined financial statements included in the 2022 Form 10-K for more information regarding the impact of the COVID-19 pandemic on our business.
It is unclear to what extent COVID-19 concerns, including with respect to new variants, could result in new government or league-mandated capacity or other restrictions or vaccination/mask requirements or impact the use of and/or demand for Sphere in Las Vegas, impact demand for our sponsorship and advertising assets, deter our employees and vendors from working at Sphere in Las Vegas (which may lead to difficulties in staffing) or otherwise materially impact our operations.
Note 2. Accounting Policies
Principles of Consolidation
The financial statements of the Company include the accounts of Sphere Entertainment Co. and its subsidiaries, including Tao Group Hospitality, which is reported as a discontinued operation as of March 31, 2023 and Boston Calling Events, LLC (“BCE”), until its disposition on December 2, 2022. All significant intercompany transactions and balances have been eliminated in consolidation.
The financial statements of the Company historically included accounts of Tao Group Hospitality, which has been sold subsequent to March 31, 2023, and BCE (up to December 2, 2022) in which the Company had a controlling voting interest. The Company’s consolidation criteria are based on authoritative accounting guidance for identifying a controlling financial interest. Tao Group Hospitality and BCE were consolidated with the equity owned by other stockholders shown as redeemable or nonredeemable noncontrolling interests in the accompanying condensed consolidated balance sheets, and the other stockholders’ portion of net earnings (loss) and other comprehensive income (loss) shown as net income (loss) or comprehensive income (loss) attributable to redeemable or nonredeemable noncontrolling interests in the accompanying condensed consolidated statements of operations and condensed consolidated statements of comprehensive income (loss), respectively.
See Note 3, Discontinued Operations and Dispositions, for details regarding the Tao Group Hospitality Disposition and the BCE disposition. See Note 2, Summary of Significant Accounting Policies, to the consolidated and combined financial statements included in the 2022 Form 10-K regarding the classification of redeemable noncontrolling interests of Tao Group Hospitality.
Use of Estimates
The preparation of the accompanying financial statements in conformity with GAAP requires management to make estimates and assumptions about future events. These estimates and the underlying assumptions affect the amounts of assets and liabilities reported, disclosures about contingent assets and liabilities, and reported amounts of revenues and expenses. Such estimates include the provision for credit losses, valuation of investments, goodwill, intangible assets, other long-lived assets, deferred tax assets, pension and other postretirement benefit obligations and the related net periodic benefit cost, and other liabilities. In addition, estimates are used in revenue recognition, rights fees, performance and share-based compensation, depreciation and amortization, litigation matters and other matters. Management believes its use of estimates in the financial statements to be reasonable.
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
Summary of Significant Accounting Policies

SPHERE ENTERTAINMENT CO.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
(continued)
The following is an update to the Company's Summary of Significant Accounting Policies, disclosed in the 2022 Form 10-K. The update primarily reflects the addition of a policy related to production costs for the Company’s Original Immersive Productions.
Production Costs for the Company’s Original Immersive Productions
The Company defers certain costs during the production phase of its original immersive productions for Sphere that are directly related to production activities. Such costs include, but are not limited to, fees paid to writers, directors, and producers as well as video and music production costs and production specific overhead. Deferred immersive production costs are amortized in the same ratio that current period actual revenue bears to estimated remaining unrecognized ultimate revenue as of the beginning of the current fiscal year. Estimates of ultimate revenues are prepared on an individual production basis and reviewed regularly by management and revised where necessary to reflect the most current information. Ultimate revenues reflect management’s estimates of future revenue over a period not to exceed ten years following the premiere of the production. Deferred immersive production costs are subject to recoverability assessments whenever there is an indication of potential impairment.
As of March 31, 2023, the Company recorded approximately $46,500 in Other non-current assets in the accompanying condensed consolidated balance sheets related to these production costs.
Recently Issued and Adopted Accounting Pronouncements
Recently Issued Accounting Pronouncements
No recently issued accounting guidance materially impacted or is expected to impact the Company's financial statements.
Recently Adopted Accounting Pronouncements
In October 2021, the Financial Accounting Standards Board issued Accounting Standards Update (“ASU”) No. 2021-08, Accounting for Contract Assets and Contract Liabilities From Contracts With Customers. This ASU requires that the acquiring entity in a business combination recognize and measure contract assets and contract liabilities acquired in accordance with Accounting Standard Codification (“ASC”) Topic 606. This standard was adopted by the Company in the first quarter of Fiscal Year 2023. The adoption of this standard did not have an impact on the Company’s financial statements.
Note 3. Discontinued Operations and Dispositions
Discontinued Operations in Tao Group Hospitality
As described above, on April 17, 2023, the Company announced it entered into an agreement to sell its 66.9% majority interest in Tao Group Hospitality to a subsidiary of Mohari Hospitality Limited. On May 3, 2023, the Company announced it had completed the Tao Group Hospitality Disposition.
The Company analyzed the quantitative and qualitative factors relevant to the Tao Group Hospitality Disposition and determined that the criteria to classify the assets and liabilities of Tao Group Hospitality as held for sale, along with the related operations as a discontinued operation had been satisfied as of the third quarter of Fiscal Year 2023.
The historical financial results of the Tao Group Hospitality segment have been reflected in the accompanying condensed consolidated financial statements as held for sale as of March 31, 2023 and June 30, 2022 and as discontinued operations for the three and nine months ended March 31, 2023 and March 31, 2022. No impairment loss was recognized in connection with the reclassification to discontinued operations as of March 31, 2023, and the gain on the sale will be recorded in the fourth quarter of Fiscal Year 2023. Prior to the Tao Group Hospitality Disposition, the Company’s results from discontinued operations reflect a number of intercompany transactions.

SPHERE ENTERTAINMENT CO.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
(continued)
The tables below sets forth, for the periods presented, the balance sheet and the operating results of the disposal group. Amounts presented below differ from historically reported results for the Tao Group Hospitality business segment due to reclassifications and adjustments made for purposes of discontinued operations presentation.

	March 31, 2023	June 30, 2022
ASSETS
Current Assets:
Cash, cash equivalents and restricted cash	$30,861	$23,125
Accounts receivable, net	25,301	28,640
Prepaid expenses and other current assets	17,890	20,323
Total current assets (a)	74,052	72,088
Non-Current Assets:
Property and equipment, net	87,529	85,396
Right-of-use lease assets	141,184	109,194
Goodwill	1,364	1,364
Intangible assets, net	131,413	141,421
Deferred tax assets, net	51,117	46,466
Other non-current assets	15,908	16,589
Total non-current assets (a)	428,515	400,430
Total assets of the disposal group classified as held for sale	$502,567	$472,518
LIABILITIES
Current Liabilities:
Accounts payable, accrued and other current liabilities	$49,507	$60,163
Current portion of long-term debt	3,750	3,750
Operating lease liabilities, current	19,168	19,751
Deferred revenue	15,295	19,137
Total current liabilities (a)	87,720	102,801
Non-Current Liabilities:
Long-term debt, net of deferred financing costs	77,486	80,130
Operating lease liabilities, non-current	123,191	89,437
Other non-current liabilities	1,420	1,393
Total non-current liabilities (a)	202,097	170,960
Total liabilities of the disposal group classified as held for sale	289,817	273,761
Net Assets of the disposal group classified as held for sale	212,750	198,757
Redeemable noncontrolling interests of disposal group classified as held for sale	$138,812	$184,192
Nonredeemable noncontrolling interests of disposal group classified as held for sale	$13,426	$12,163
_________________
(a) The assets and liabilities of the disposal group classified as held for sale are classified as current on the March 31,2023 balance sheet as the transaction was completed and net proceeds were received on May 3,2023.

SPHERE ENTERTAINMENT CO.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
(continued)

	Three Months Ended		Nine Months Ended
	March 31,		March 31,
	2023	2022	2023	2022
Revenues	$130,857	$107,593	$398,078	$342,634
Direct operating expenses	(77,963)	(64,509)	(232,029)	(188,419)
Selling, general and administrative expenses	(46,541)	(38,810)	(131,200)	(110,434)
Depreciation and amortization	(7,421)	(8,176)	(21,144)	(25,552)
Impairment and other gains, net	—	5,074	473	5,235
Operating (loss) income	(1,068)	1,172	14,178	23,464
Interest income	49	7	85	11
Interest expense	(160)	(303)	(3,221)	(1,195)
Other (expense) income, net	(8)	75	719	(301)
(Loss) income from operations before income taxes	(1,187)	951	11,761	21,979
Income tax (expense) benefit	(3,389)	34	(4,213)	(1,580)
Net (loss) income	(4,576)	985	7,548	20,399
Less: Net loss attributable to nonredeemable noncontrolling interests	(216)	(1,161)	(128)	(323)
Less: Net (loss) income attributable to redeemable noncontrolling interests	(1,492)	(442)	2,661	4,412
Net (loss) income from discontinued operations attributable to Sphere Entertainment Co.’s stockholders	$(2,868)	$2,588	$5,015	$16,310
As permitted under ASC 205-20-50-5b(2), the Company has elected not to adjust the consolidated statements of cash flows for the nine months ended March 31, 2023 and 2022 to exclude cash flows attributable to discontinued operations. The table below sets forth, for the periods presented, significant selected financial information related to discontinued activities included in the accompanying condensed consolidated financial statements:

	Three Months Ended		Nine Months Ended
	March 31,		March 31,
	2023	2022	2023	2022
Non-cash items included in net (loss) income:
Depreciation and amortization	$7,421	$8,176	$21,144	$25,552
Impairment and other gains, net	—	(5,074)	(473)	(5,235)
Share-based compensation expense	2,144	1,876	6,570	5,745

Cash flows from investing activities:
Capital expenditures, net	$(4,962)	$(5,295)	$(16,417)	$(16,566)

Non-cash investing activities:
Investments and loans to nonconsolidated affiliates	$—	$55	$—	$731
Disposition of Our Interest in Boston Calling Events
The Company entered into an agreement on December 1, 2022 to sell its controlling interest in BCE (the “BCE Disposition”). The transaction closed on December 2, 2022 resulting in a total gain on sale of $8,744, net of transaction costs. BCE meets the definition of a business under SEC Regulation S-X Rule 11-01(d)-1 and ASC Topic 805 — Business Combinations. This disposition does not represent a strategic shift with a major effect on the Company’s operations, and as such, has not been reflected as a discontinued operation under ASC Subtopic 205-20 — Discontinued Operations. The gain on the BCE Disposition was reported under the Entertainment segment and recorded in Impairment and other (losses) gains, net in the condensed consolidated statements of operations.

SPHERE ENTERTAINMENT CO.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
(continued)
Disposition of Corporate Aircraft
On December 30, 2022, the Company sold its owned aircraft for $20,375. In connection with the sale, the Company recognized a loss of $4,383, net of transaction costs. The loss on the aircraft disposition was reported under the Entertainment segment and recorded in Impairment and other (losses) gains, net in the condensed consolidated statements of operations.
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
Disaggregation of Revenue
The following tables disaggregate the Company’s revenue by major source and reportable segment based upon the timing of transfer of goods or services to the customer for the three and nine months ended March 31, 2023 and 2022:

	Three Months Ended
	March 31, 2023
	Entertainment	MSG Networks	Eliminations	Total
Event-related and entertainment offerings (a)	$102,314	$—	$—	$102,314
Sponsorship, signage and suite licenses (b)	59,724	3,060	—	62,784
Media related, primarily from affiliation agreements (b)	—	156,162	—	156,162
Other (c)	7,173	2,214	—	9,387
Total revenues from contracts with customers	169,211	161,436	—	330,647
Revenues from Arena License Agreements, leases and subleases	32,650	—	—	32,650
Total revenues	$201,861	$161,436	$—	$363,297

	Three Months Ended
	March 31, 2022
	Entertainment	MSG Networks	Eliminations	Total
Event-related and entertainment offerings (a)	$90,899	$—	$—	$90,899
Sponsorship, signage and suite licenses (b)	55,609	2,688	—	58,297
Media related, primarily from affiliation agreements (b)	—	163,247	—	163,247
Other (c)	17,025	1,634	(9,620)	9,039
Total revenues from contracts with customers	163,533	167,569	(9,620)	321,482
Revenues from Arena License Agreements, leases and subleases	31,052	—	—	31,052
Total revenues	$194,585	$167,569	$(9,620)	$352,534

SPHERE ENTERTAINMENT CO.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
(continued)

	Nine Months Ended
	March 31, 2023
	Entertainment	MSG Networks	Eliminations	Total
Event-related and entertainment offerings (a)	$443,992	$—	$—	$443,992
Sponsorship, signage and suite licenses (b)	167,113	5,708	—	172,821
Media related, primarily from affiliation agreements (b)	—	432,375	—	432,375
Other (c)	25,660	4,730	(8,802)	21,588
Total revenues from contracts with customers	636,765	442,813	(8,802)	1,070,776
Revenues from Arena License Agreements, leases and subleases	68,716	—	—	68,716
Total revenues	$705,481	$442,813	$(8,802)	$1,139,492

	Nine Months Ended
	March 31, 2022
	Entertainment	MSG Networks	Eliminations	Total
Event-related and entertainment offerings (a)	$268,391	$—	$—	$268,391
Sponsorship, signage and suite licenses (b)	113,565	5,111	—	118,676
Media related, primarily from affiliation agreements (b)	—	459,920	—	459,920
Other (c)	31,914	3,992	(17,015)	18,891
Total revenues from contracts with customers	413,870	469,023	(17,015)	865,878
Revenues from Arena License Agreements, leases and subleases	62,564	—	—	62,564
Total revenues	$476,434	$469,023	$(17,015)	$928,442
_________________
(a)Consists of (i) ticket sales and other ticket-related revenues, (ii) venue license fees from third-party promoters, and (iii) food, beverage and merchandise sales. Event-related revenues and entertainment offerings are recognized at a point in time. As such, these revenues have been included in the same category in the table above.
(b)See Note 2, Summary of Significant Accounting Policies, Revenue Recognition, and Note 4, Revenue Recognition, to the consolidated and combined financial statements included in the 2022 Form 10-K for further details on the pattern of recognition of sponsorship, signage and suite license revenues and media related revenue.
(c)Primarily consists of (i) revenues from sponsorship sales and representation agreements with Madison Square Garden Sports Corp. (“MSG Sports”) and (ii) advertising commission revenues recognized by the Entertainment segment from the MSG Networks segment of $— and $8,802 for the three and nine months ended March 31, 2023, and $9,620 and $17,015 for the three and nine months ended March 31, 2022, respectively, that are eliminated in consolidation. The Networks Advertising Sales Representation Agreement was terminated as of December 31, 2022, as discussed in Note 1, Description of Business.

SPHERE ENTERTAINMENT CO.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
(continued)
In addition to the disaggregation of the Company’s revenue by major source based upon the timing of transfer of goods or services to the customer disclosed above, the following tables disaggregate the Company’s consolidated revenues by type of goods or services in accordance with the required entity-wide disclosure requirements of ASC Subtopic 280-10-50-38 to 40 and the disaggregation of revenue required disclosures in accordance with ASC Subtopic 606-10-50-5 for the three and nine months ended March 31, 2023 and 2022:

	Three Months Ended
	March 31, 2023
	Entertainment	MSG Networks	Eliminations	Total
Ticketing and venue license fee revenues (a)	$45,547	$—	$—	$45,547
Sponsorship and signage, suite, and advertising commission revenues (b)	78,504	—	—	78,504
Food, beverage and merchandise revenues	43,021	—	—	43,021
Media networks revenues (c)	—	161,436	—	161,436
Other	2,139	—	—	2,139
Total revenues from contracts with customers	169,211	161,436	—	330,647
Revenues from Arena License Agreements, leases and subleases	32,650	—	—	32,650
Total revenues	$201,861	$161,436	$—	$363,297

	Three Months Ended
	March 31, 2022
	Entertainment	MSG Networks	Eliminations	Total
Ticketing and venue license fee revenues (a)	$46,867	$—	$—	$46,867
Sponsorship and signage, suite, and advertising commission revenues (b)	79,631	—	(9,620)	70,011
Food, beverage and merchandise revenues	36,344	—	—	36,344
Media networks revenues (c)	—	167,569	—	167,569
Other	691	—	—	691
Total revenues from contracts with customers	163,533	167,569	(9,620)	321,482
Revenues from Arena License Agreements, leases and subleases	31,052	—	—	31,052
Total revenues	$194,585	$167,569	$(9,620)	$352,534

	Nine Months Ended
	March 31, 2023
	Entertainment	MSG Networks	Eliminations	Total
Ticketing and venue license fee revenues (a)	$291,404	$—	$—	$291,404
Sponsorship and signage, suite, and advertising commission revenues (b)	215,812	—	(8,802)	207,010
Food, beverage and merchandise revenues	124,711	—	—	124,711
Media networks revenues (c)	—	442,813	—	442,813
Other	4,838	—	—	4,838
Total revenues from contracts with customers	636,765	442,813	(8,802)	1,070,776
Revenues from Arena License Agreements, leases and subleases	68,716	—	—	68,716
Total revenues	$705,481	$442,813	$(8,802)	$1,139,492

SPHERE ENTERTAINMENT CO.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
(continued)

	Nine Months Ended
	March 31, 2022
	Entertainment	MSG Networks	Eliminations	Total
Ticketing and venue license fee revenues (a)	$172,844	$—	$—	$172,844
Sponsorship and signage, suite, and advertising commission revenues (b)	161,046	—	(17,015)	144,031
Food, beverage and merchandise revenues	78,032	—	—	78,032
Media networks revenues (c)	—	469,023	—	469,023
Other	1,948	—	—	1,948
Total revenues from contracts with customers	413,870	469,023	(17,015)	865,878
Revenues from Arena License Agreements, leases and subleases	62,564	—	—	62,564
Total revenues	$476,434	$469,023	$(17,015)	$928,442
_________________
(a)Amounts include ticket sales, including other ticket-related revenue, and venue license fees from the Company’s events such as (i) concerts, (ii) the presentation of the Christmas Spectacular and (iii) other live entertainment and sporting events.
(b)Amounts include (i) revenues from sponsorship sales and representation agreements with MSG Sports and (ii) advertising commission revenues recognized by the Entertainment segment from the MSG Networks segment of $8,802 for the nine months ended March 31, 2023, and $9,620 and $17,015 for the three and nine month ended March 31, 2022, respectively, that are eliminated in consolidation.
(c)Primarily consists of affiliation fees from Distributors and, to a lesser extent, advertising revenues through the sale of commercial time and other advertising inventory during MSG Networks programming.
Contract Balances
The following table provides information about contract balances from the Company’s contracts with customers as of March 31, 2023 and June 30, 2022:

	March 31,	June 30,
	2023	2022
Receivables from contracts with customers, net (a)	$225,644	$192,630
Contract assets, current (b)	8,324	5,688
Contract assets, non-current (b)	—	756
Deferred revenue, including non-current portion (c)	265,894	209,473
_________________
(a)Receivables from contracts with customers, which are reported in Accounts receivable and Prepaid expenses and other current assets in the Company’s condensed consolidated balance sheets, represent the Company’s unconditional rights to consideration under its contracts with customers. As of March 31, 2023 and June 30, 2022, the Company’s receivables from contracts with customers above included $11,201 and $4,618, respectively, related to various related parties. See Note 14, Related Party Transactions for further details on related party arrangements.
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
(c)Deferred revenue primarily relates to the Company’s receipt of consideration from customers in advance of the Company’s transfer of goods or services to the customers. Deferred revenue is reduced and the related revenue is recognized once the

SPHERE ENTERTAINMENT CO.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
(continued)
underlying goods or services are transferred to a customer. Revenue recognized for the three and nine months ended March 31, 2023 relating to the deferred revenue balance as of June 30, 2022 was $21,196 and $175,363, respectively.
Transaction Price Allocated to the Remaining Performance Obligations
As of March 31, 2023, the Company’s remaining performance obligations were approximately $577,000 of which 40% is expected to be recognized over the next two years and an additional 42% of the balance to be recognized in the following two years. This primarily relates to performance obligations under sponsorship and suite license arrangements that have original expected durations longer than one year and for which the consideration is not variable. In developing the estimated revenue, the Company applies the allowable practical expedient and does not disclose information about remaining performance obligations that have original expected durations of one year or less.
Note 5. Restructuring Charges

During Fiscal Year 2023, the Company implemented a cost reduction program which resulted in the recognition of termination benefits for a workforce reduction of certain executives and employees in the Entertainment and MSG Networks segments. As a result, the Company recognized restructuring charges of $20,498 and $34,180 for the three and nine months ended March 31, 2023, respectively, inclusive of $7,384 and $9,677, respectively, of share-based compensation expenses, which are accrued in accounts payable, accrued and other current liabilities and additional paid-in-capital on the condensed consolidated balance sheet. The Company recognized restructuring charges of $14,690 for the three and nine months ended March 31, 2022, inclusive of $4,589 of share-based compensation expenses, which are accrued in accounts payable, accrued and other current liabilities and additional paid-in-capital on the condensed consolidated balance sheet.

Changes to the Company’s restructuring liability through March 31, 2023 were as follows:

June 30, 2022	$8,081
Restructuring charges (excluding share-based compensation expense)	24,503
Payments	(16,647)
March 31, 2023	$15,937
Note 6. Investments in Nonconsolidated Affiliates
The Company’s investments in nonconsolidated affiliates, which are accounted for under the equity method of accounting or as equity investments without readily determinable fair value, are included within Other non-current assets in the accompanying condensed consolidated balance sheets and consisted of the following:

		Investment As of
	Ownership Percentage	March 31, 2023	June 30, 2022
Equity method investments:
SACO Technologies Inc. (“SACO”)	30%	$23,733	$31,448
Holoplot Loan (a)		20,584	—
Holoplot	25%	1,809	2,096
Equity securities without readily determinable fair values		9,195	7,102
Total investments in nonconsolidated affiliates		$55,321	$40,646
_________________
(a)In January 2023, the Company, through an indirect subsidiary, extended financing to Holoplot GmbH (“Holoplot”) in the form of a three-year convertible loan (the “Holoplot Loan”) of €18,804, equivalent to $20,484 using the applicable exchange rate at the time of the transaction. The Holoplot Loan is comprised of $7,625 cash and $12,859 of outstanding deposits paid by the Company to Holoplot in prior periods. Absent conversion, which is currently not available under the terms of the Holoplot Loan, the Holoplot Loan and interest accrued thereon are due and payable at the conclusion of the three year term.

SPHERE ENTERTAINMENT CO.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
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
The carrying fair value of these investments, which are reported under Other non-current assets in the accompanying condensed balance sheets as of March 31, 2023 and June 30, 2022, are as follows:

Equity Investments with Readily Determinable Fair Value	March 31, 2023	June 30, 2022
Townsquare Class A common stock	$4,665	$4,776
Townsquare Class C common stock	21,000	21,499
DraftKings common stock	12,397	10,146
Total Equity Investments with Readily Determinable Fair Values	$38,062	$36,421
The following table summarizes the realized and unrealized gain (loss) on equity investments with and without readily determinable fair value, which is reported in Other expense, net, for the three and nine months ended March 31, 2023 and 2022:

	Three Months Ended		Nine Months Ended
	March 31,		March 31,
	2023	2022	2023	2022
Unrealized gain (loss) — Townsquare	$2,406	$(1,732)	$(609)	$129
Unrealized gain (loss) — DraftKings	5,104	(6,956)	4,916	(28,432)
Unrealized gain — Other	—	—	1,969	—
Gain from shares sold — DraftKings	214	—	1,703	—
Total realized and unrealized gain (loss)	$7,724	$(8,688)	$7,979	$(28,303)
Supplemental information on realized gain:
Shares of common stock sold — DraftKings	29	—	229	—
Cash proceeds from common stock sold — DraftKings	$550	$—	$4,369	$—

SPHERE ENTERTAINMENT CO.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
(continued)
Note 7. Property and Equipment
As of March 31, 2023 and June 30, 2022, property and equipment consisted of the following:

	March 31, 2023	June 30, 2022
Land	$141,257	$140,239
Buildings	1,066,722	997,345
Equipment, furniture and fixtures	516,266	455,463
Aircraft (a)	—	38,090
Leasehold improvements	124,369	124,369
Construction in progress (b)	2,818,995	2,024,117
Total Property and equipment	4,667,609	3,779,623
Less accumulated depreciation and amortization (a)	(977,375)	(925,967)
Property and equipment, net	$3,690,234	$2,853,656
_________________
(a)On December 30, 2022, the Company completed the disposition of a corporate aircraft (see Note 3, Dispositions), which resulted in a reduction of gross assets of $38,090, and accumulated depreciation of $13,689.
(b)Construction in progress includes labor and interest that are capitalized during the construction period for significant long term construction projects. These costs primarily relate to the construction of Sphere in Las Vegas. For the three and nine months ended March 31, 2023, the Company capitalized interest of $38,115 and $88,450 of interest, respectively. For the three and nine months ended March 31, 2022, the Company capitalized $12,272 and $32,202 of interest, respectively.
The increase in Construction in progress is primarily associated with the development and construction of Sphere in Las Vegas, which includes capitalized labor and interest. The property and equipment balances above include $307,368 and $206,462 of capital expenditure accruals (primarily related to Sphere construction) as of March 31, 2023 and June 30, 2022, respectively, which are reflected in Accounts payable, accrued and other current liabilities in the accompanying condensed consolidated balance sheets.
Depreciation and amortization expense on property and equipment was $22,220 and $65,000 for the three and nine months ended March 31, 2023, respectively, and $19,351 and $59,712, for the three and nine months ended March 31, 2022, respectively.

Note 8. Goodwill and Intangible Assets
The carrying amount of goodwill as of March 31, 2023 and June 30, 2022 are as follows:

	March 31, 2023	June 30, 2022
Entertainment	$74,309	$74,309
MSG Networks	424,508	424,508
Total Goodwill	$498,817	$498,817
During the first quarter of Fiscal Year 2023, the Company performed its annual impairment test of goodwill and determined that there was no impairment of goodwill identified as of the impairment test date.

SPHERE ENTERTAINMENT CO.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
(continued)
The carrying amount of indefinite-lived intangible assets, all of which are within the Entertainment segment, as of March 31, 2023 and June 30, 2022 were as follows:

	March 31, 2023	June 30, 2022
Trademarks	$61,881	$61,881
Photographic related rights	1,920	1,920
Total indefinite-lived intangible assets	$63,801	$63,801
During the first quarter of Fiscal Year 2023, the Company performed its annual impairment test of indefinite-lived intangible assets and determined that there was no impairment of indefinite-lived intangibles identified as of the impairment test date.
The Company’s intangible assets subject to amortization are as follows:

March 31, 2023	Gross	Accumulated Amortization	Net
Affiliate relationships	83,044	(64,355)	18,689
Other intangibles (b)	4,217	(4,217)	—
Total amortizable intangible assets	$87,261	$(68,572)	$18,689

June 30, 2022	Gross	Accumulated Amortization	Net
Trade names (a)	$2,530	$(2,169)	$361
Affiliate relationships	83,044	(62,019)	21,025
Festival rights (a)	8,080	(6,926)	1,154
Other intangibles	4,217	(4,094)	123
Total amortizable intangible assets	$97,871	$(75,208)	$22,663
_________________
(a)    On December 2, 2022, the Company completed the BCE Disposition (see Note 3, Dispositions), which resulted in a reduction of gross assets and accumulated amortization related to festival rights and trade names, associated with the BCE Disposition.
(b)     Other intangibles gross and accumulated amortization balances were fully amortized.
Amortization expense for intangible assets was $779 and $3,090 for the three and nine months ended March 31, 2023, respectively, and $1,112 and $3,338 for the three and nine months ended March 31, 2022, respectively.
Note 9. Commitments and Contingencies
Commitments
See Note 14, Commitments and Contingencies, to the consolidated and combined financial statements included in the 2022 Form 10-K for details on the Company’s off-balance sheet commitments. The Company’s off-balance sheet commitments as of June 30, 2022 included a total of $3,893,665 of contract obligations (primarily related to media rights agreements from the MSG Networks segment).
During the three and nine months ended March 31, 2023, the Company did not have any material changes in its non-cancelable contractual obligations (other than activities in the ordinary course of business), except for the execution of the LV Sphere Term Loan Facility (as defined below) on December 22, 2022. See Note 10, Credit Facilities for details of the principal repayments required under the Company’s various credit facilities, including the LV Sphere Term Loan Facility.
Legal Matters
Fifteen complaints were filed in connection with the Company’s acquisition of MSG Networks Inc. (the “Merger”) by purported stockholders of the Company and MSG Networks Inc.

SPHERE ENTERTAINMENT CO.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
(continued)
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
On September 10, 2021, the Court of Chancery of the State of Delaware (the “Court”) entered an order consolidating two derivative complaints filed by purported Company stockholders. The consolidated action is captioned: In re Madison Square Garden Entertainment Corp. Stockholders Litigation, C.A. No. 2021-0468-KSJM (the “MSG Entertainment Litigation”). The consolidated plaintiffs filed their Verified Consolidated Derivative Complaint on October 11, 2021. The complaint, which names the Company as only a nominal defendant, retains all of the derivative claims and alleges that the members of the board of directors and controlling stockholders violated their fiduciary duties in the course of negotiating and approving the Merger. Plaintiffs seek, among other relief, an award of damages to the Company including interest, and plaintiffs’ attorneys’ fees. The Company and other defendants filed answers to the complaint on December 30, 2021. The Company substantially completed its production of documents responsive to plaintiffs’ requests on June 24, 2022, and on November 16, 2022, fact discovery closed. Pursuant to the indemnity rights in its bylaws and Delaware law, the Company has advanced the costs incurred by defendants in this action, and defendants have asserted indemnification rights in respect of any adverse judgment or settlement of the action.

On March 14, 2023, the parties to the MSG Entertainment Litigation reached an agreement in principle to settle the MSG Entertainment Litigation on the terms and conditions set forth in a binding term sheet, which was incorporated into a long-form settlement agreement (“MSGE Settlement Agreement”) that was filed with the Court on April 20, 2023. The MSGE Settlement Agreement provides for, among other things, the final dismissal of the MSG Entertainment Litigation in exchange for a settlement payment to the Company of $85,000, subject to customary reduction for attorneys’ fees and expenses, in an amount to be determined by the Court. The settlement amount will be fully funded by defendants’ insurers. The settlement of the MSG Entertainment Litigation is subject to the final approval of the Court. No gain amount relating to the proposed settlement has been recorded as of March 31, 2023.

On September 27, 2021, the Court entered an order consolidating four complaints filed by purported stockholders of MSG Networks Inc. The consolidated action is captioned: In re MSG Networks Inc. Stockholder Class Action Litigation, C.A. No. 2021-0575-KSJM (the “MSG Networks Litigation”). The consolidated plaintiffs filed their Verified Consolidated Stockholder Class Action Complaint on October 29, 2021. The complaint asserts claims on behalf of a putative class of former MSG Networks Inc. stockholders against each member of the board of directors of MSG Networks Inc. and the controlling stockholders prior to the Merger. Plaintiffs allege that the MSG Networks Inc. board of directors and controlling stockholders breached their fiduciary duties in negotiating and approving the Merger. The Company is not named as a defendant but has been subpoenaed to produce documents and testimony related to the Merger. Plaintiffs seek, among other relief, monetary damages for the putative class and plaintiffs’ attorneys’ fees. Defendants in the MSG Networks Litigation filed answers to the complaint on December 30, 2021. The Company substantially completed its production of documents responsive to plaintiffs’ requests on June 24, 2022, and on November 16, 2022 fact discovery closed. Pursuant to the indemnity rights in its bylaws and Delaware law, the Company has advanced the costs incurred by defendants in this action, and defendants have asserted indemnification rights in respect of any adverse judgment or settlement of the action.
On April 6, 2023, the parties to the MSG Networks Litigation reached an agreement in principle to settle the MSG Networks Litigation, without admitting liability, on the terms and conditions set forth in a binding term sheet (“MSG Networks Term Sheet”), which will be incorporated into a long-form settlement agreement. The MSG Networks Term Sheet provides for, among other things, the final dismissal of the MSG Networks Litigation in exchange for a settlement payment to the plaintiffs and the class of $48,500 which has been recorded in Accounts payable, accrued and other current liabilities as of March 31, 2023. MSG Networks has a dispute with its insurers over whether and to what extent there is insurance coverage for the settlement. Unless those parties settle that insurance dispute, it is expected to be resolved in a pending Delaware insurance coverage action. In the interim, and subject to final resolution of the parties’ insurance coverage dispute, certain of MSG Networks’ insurers have agreed to advance $20,500 to fund the settlement and related class notice costs. The settlement of the MSG Networks Litigation is subject to the final approval of the Court.

The Company is a defendant in various other lawsuits. Although the outcome of these other lawsuits cannot be predicted with certainty (including the extent of available insurance, if any), management does not believe that resolution of these other lawsuits will have a material adverse effect on the Company.

SPHERE ENTERTAINMENT CO.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
(continued)
Note 10. Credit Facilities
See Note 15, Credit Facilities, to the consolidated and combined financial statements included in the 2022 Form 10-K for more information regarding the Company’s credit facilities. The following table summarizes the presentation of the outstanding balances under the Company’s credit agreements as of March 31, 2023 and June 30, 2022:

	March 31, 2023	June 30, 2022
Current portion
MSG Networks Term Loan	$82,500	$66,000
National Properties Term Loan Facility	16,250	8,125
Other current portion of long-term debt	—	637
Total Current portion of long-term debt	$98,750	$74,762

	March 31, 2023			June 30, 2022
	Principal	Unamortized Deferred Financing Costs	Net	Principal	Unamortized Deferred Financing Costs	Net
Non-current portion
MSG Networks Term Loan	$870,375	$(1,788)	$868,587	$932,250	$(2,715)	$929,535
National Properties Term Loan Facility	629,687	(13,645)	616,042	641,875	(16,064)	625,811
National Properties Revolving Credit Facility	27,100	—	27,100	29,100	—	29,100
LV Sphere Term Loan Facility	275,000	(5,149)	269,851	—	—	—
Other long-term debt	168	—	168	—	—	—
Total Long-term debt, net of deferred financing costs	$1,802,330	$(20,582)	$1,781,748	$1,603,225	$(18,779)	$1,584,446
MSG Networks Credit Facilities
General. MSGN Holdings, L.P. (“MSGN L.P.”), MSGN Eden, LLC, an indirect subsidiary of the Company and the general partner of MSGN L.P., Regional MSGN Holdings LLC, an indirect subsidiary of the Company and the limited partner of MSGN L.P. (collectively with MSGN Eden, LLC, the “MSGN Holdings Entities”), and certain subsidiaries of MSGN L.P. have senior secured credit facilities pursuant to a credit agreement (as amended and restated on October 11, 2019, the “MSGN Credit Agreement”) consisting of: (i) an initial $1,100,000 term loan facility (the “MSGN Term Loan Facility”) and (ii) a $250,000 revolving credit facility (the “MSGN Revolving Credit Facility” and, together with the MSGN Term Loan Facility, the “MSG Networks Credit Facilities”), each with a term of five years. Up to $35,000 of the MSGN Revolving Credit Facility is available for the issuance of letters of credit. As of March 31, 2023, there were no borrowings or letters of credit issued and outstanding under the MSGN Revolving Credit Facility.
Interest Rates. Borrowings under the MSGN Credit Agreement bear interest at a floating rate, which at the option of MSGN L.P. may be either (i) a base rate plus an additional rate ranging from 0.25% to 1.25% per annum (determined based on a total net leverage ratio) (the “MSGN Base Rate”), or (ii) a Eurodollar rate plus an additional rate ranging from 1.25% to 2.25% per annum (determined based on a total net leverage ratio) (the “MSGN Eurodollar Rate”). Upon a payment default in respect of principal, interest or other amounts due and payable under the MSGN Credit Agreement or related loan documents, default interest will accrue on all overdue amounts at an additional rate of 2.00% per annum. The MSGN Credit Agreement requires that MSGN L.P. pay a commitment fee ranging from 0.225% to 0.30% (determined based on a total net leverage ratio) in respect of the average daily unused commitments under the MSGN Revolving Credit Facility. MSGN L.P. will also be required to pay customary letter of credit fees, as well as fronting fees, to banks that issue letters of credit. The interest rate on the MSGN Term Loan Facility as of March 31, 2023 was 6.86%.
Principal Repayments. Subject to customary notice and minimum amount conditions, MSGN L.P. may voluntarily repay outstanding loans under the MSGN Credit Agreement at any time, in whole or in part, without premium or penalty (except for

SPHERE ENTERTAINMENT CO.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
(continued)
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
Covenants. The MSGN Credit Agreement generally requires the MSGN Holdings Entities and MSGN L.P. and its restricted subsidiaries on a consolidated basis to comply with a maximum total leverage ratio of 5.50:1.00, subject, at the option of MSGN L.P. to an upward adjustment to 6.00:1.00 during the continuance of certain events. In addition, the MSGN Credit Agreement requires a minimum interest coverage ratio of 2.00:1.00 for the MSGN Holdings Entities and MSGN L.P. and its restricted subsidiaries on a consolidated basis. As of March 31, 2023, the MSGN Holdings Entities and MSGN L.P. and its restricted subsidiaries on a consolidated basis were in compliance with the covenants.
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
National Properties Credit Facilities
General. On June 30, 2022, MSG National Properties, LLC (“MSG National Properties”) an indirect, wholly-owned subsidiary of the Company, Sphere Entertainment Group, LLC (formerly known as MSG Entertainment Group, LLC, “Sphere Entertainment Group”) and certain subsidiaries of MSG National Properties entered into a credit agreement with JP Morgan Chase Bank, N.A., as administrative agent and the lenders and L/C issuers party thereto (the “National Properties Credit Agreement”), providing for a five-year, $650,000 senior secured term loan facility (the “National Properties Term Loan Facility”) and a five-year, $100,000 revolving credit facility (the “National Properties Revolving Credit Facility” and, together with the National Properties Term Loan Facility, the “National Properties Credit Facilities”). As of March 31, 2023, outstanding letters of credit were $7,992 and the remaining balance available under the National Properties Revolving Credit Facility was $72,900.
Interest Rates. Borrowings under the current National Properties Credit Facilities bear interest at a floating rate, which at the option of MSG National Properties may be either (a) a base rate plus an applicable margin ranging from 1.50% to 2.50% per annum, determined based on the total leverage ratio of MSG National Properties and its restricted subsidiaries (the “National Properties Base Rate”), or (b) Term SOFR plus an applicable margin ranging from 2.50% to 3.50% per annum, determined based on the total leverage ratio of MSG National Properties and its restricted subsidiaries (the “National Properties SOFR Rate”). The National Properties Credit Agreement requires MSG National Properties to pay a commitment fee ranging from 0.30% to 0.50% in respect of the daily unused commitments under the National Properties Revolving Credit Facility. MSG National Properties is also required to pay customary letter of credit fees, as well as fronting fees, to banks that issue letters of credit pursuant to the National Properties Credit Agreement. The interest rate on the National Properties Credit Facilities as of March 31, 2023 was 7.41%.
Principal Repayments. Subject to customary notice and minimum amount conditions, MSG National Properties may voluntarily repay outstanding loans under the National Properties Credit Facilities and terminate commitments under the National

SPHERE ENTERTAINMENT CO.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
(continued)
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
Covenants. The National Properties Credit Agreement includes financial covenants requiring MSG National Properties and its restricted subsidiaries to maintain a specified minimum liquidity level, a specified minimum debt service coverage ratio and specified maximum total leverage ratio. The minimum liquidity level is set at $50,000, and is tested based on the level of average daily liquidity, consisting of cash and cash equivalents and available revolving commitments, over the last month of each quarter over the life of the National Properties Credit Facilities. The debt service coverage ratio covenant began testing in the fiscal quarter ending December 31, 2022, and is set at a ratio of 2:1 before stepping up to 2.5:1 in the fiscal quarter ending September 30, 2024. The leverage ratio covenant begins testing in the fiscal quarter ending June 30, 2023. It is tested based on the ratio of MSG National Properties and its restricted subsidiaries’ consolidated total indebtedness to adjusted operating income, with an initial maximum ratio of 6:1, stepping down to 5.5:1 in the fiscal quarter ending June 30, 2024 and 4.5:1 in the fiscal quarter ending June 30, 2026. As of March 31, 2023, MSG National Properties and its restricted subsidiaries were in compliance with the covenants of the National Properties Credit Agreement.
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
Guarantors and Collateral. As of March 31, 2023, obligations under the National Properties Credit Facilities were guaranteed by Sphere Entertainment Group and MSG National Properties’ existing and future direct and indirect domestic subsidiaries, other than the subsidiaries that own The Garden and certain other excluded subsidiaries (the “Subsidiary Guarantors”).
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
The National Properties Credit Facilities were transferred to MSG Entertainment on the MSGE Spinco Distribution Date.
LV Sphere Term Loan Facility
General. On December 22, 2022, MSG Las Vegas, LLC (“MSG LV”), an indirect, wholly-owned subsidiary of the Company, entered into a credit agreement with JP Morgan Chase Bank, N.A., as administrative agent and the lenders party thereto, providing for a five-year, $275,000 senior secured term loan facility (the “LV Sphere Term Loan Facility”).
Interest Rates. Borrowings under the LV Sphere Term Loan Facility bear interest at a floating rate, which at the option of MSG LV may be either (i) a base rate plus a margin of 3.375% per annum or (ii) adjusted Term SOFR (i.e., Term SOFR plus 0.10%) plus a margin of 4.375% per annum. The interest rate on the LV Sphere Term Loan Facility as of March 31, 2023 was 9.23%.
Principal Repayments. The LV Sphere Term Loan Facility will mature on December 22, 2027. The principal obligations under the LV Sphere Term Loan Facility are due at the maturity of the facility, with no amortization payments prior to maturity.

SPHERE ENTERTAINMENT CO.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
(continued)
Under certain circumstances, MSG LV is required to make mandatory prepayments on the loan, including prepayments in an amount equal to the net cash proceeds of casualty insurance and/or condemnation recoveries (subject to certain reinvestment, repair or replacement rights), subject to certain exceptions.
Covenants. The LV Sphere Term Loan Facility and related guaranty by Sphere Entertainment Group include financial covenants requiring MSG LV to maintain a specified minimum debt service coverage ratio and requiring Sphere Entertainment Group to maintain a specified minimum liquidity level. The debt service coverage ratio covenant begins testing in the fiscal quarter ending December 31, 2023 on a historical basis and, beginning with the first fiscal quarter occurring after the date on which the first ticketed performance or event open to the general public occurs at Sphere in Las Vegas, is also tested on a prospective basis. Both the historical and prospective debt service coverage ratios are set at 1.35:1. In addition, among other conditions, MSG LV is not permitted to make distributions to Sphere Entertainment Group unless the historical and prospective debt service coverage ratios are at least 1.50:1. The minimum liquidity level for Sphere Entertainment Group is set at $100,000, with $75,000 required to be held in cash or cash equivalents, which amounts, prior to the Liquidity Covenant Reduction Date (as defined below), must be held in an account pledged as collateral for the LV Sphere Term Loan Facility until its release upon the Liquidity Covenant Reduction Date (the “Pledged Account”), before stepping down to $50,000, with $25,000 required to be held in cash or cash equivalents, once Sphere in Las Vegas has been substantially completed and certain of its systems are ready to be used in live, immersive events (the “Liquidity Covenant Reduction Date”). The minimum liquidity level was tested on the closing date and is tested as of the last day of each fiscal quarter thereafter based on Sphere Entertainment Group’s unencumbered liquidity, consisting of cash and cash equivalents and available lines of credit, as of such date. Following the completion of the MSGE Spinco Distribution, the MSGE Retained Interest was pledged to secure the LV Sphere Term Loan Facility and will remain pledged until the Liquidity Covenant Reduction Date, and a portion of the value of the MSGE Retained Interest may also be counted toward the minimum liquidity level.
In addition to the covenants described above, the LV Sphere Term Loan Facility and the related guaranty and security and pledge agreements contain certain customary representations and warranties, affirmative and negative covenants and events of default. The LV Sphere Term Loan Facility contains certain restrictions on the ability of MSG LV and Sphere Entertainment Group to take certain actions as provided in (and subject to various exceptions and baskets set forth in) the LV Sphere Term Loan Facility and the related guaranty and security and pledge agreements, including the following: (i) incur additional indebtedness; (ii) create liens on Sphere in Las Vegas, the MSGE Retained Interest or the real property intended for development as Sphere in London; (iii) make investments, loans or advances in or to other persons; (iv) pay dividends and distributions (which will restrict the ability of MSG LV to make cash distributions to the Company); (v) change its lines of business; (vi) engage in certain transactions with affiliates; (vii) amend organizational documents; (viii) merge or consolidate; and (ix) make certain dispositions.
Guarantors and Collateral. All obligations under the LV Sphere Term Loan Facility are guaranteed by Sphere Entertainment Group. All obligations under the LV Sphere Term Loan Facility, including the guarantees of those obligations, are secured by all of the assets of MSG LV and certain assets of Sphere Entertainment Group including, but not limited to, MSG LV’s leasehold interest in the land on which Sphere in Las Vegas is located, a pledge of all of the equity interests held directly by Sphere Entertainment Group in MSG LV and, until the Liquidity Covenant Reduction Date, the Pledged Account and a pledge of the MSGE Retained Interest.
Delayed Draw Term Loan Facility
On April 20, 2023, the Company entered into a delayed draw term loan facility (the “DDTL Facility”) with MSG Entertainment Holdings, LLC (“MSG Entertainment Holdings”). Pursuant to the DDTL Facility, MSG Entertainment Holdings has committed to lend up to $65,000 in delayed draw term loans to the Company on an unsecured basis for a period of 18 months following the consummation of the MSGE Spinco Distribution. The Company has not yet drawn upon the DDTL Facility.
The DDTL Facility will mature and any unused commitments thereunder will expire on October 20, 2024. Borrowings under the DDTL Facility will bear interest at a variable rate equal to either, at the option of the Company, (a) a base rate plus an applicable margin, or (b) Term SOFR plus 0.10%, plus an applicable margin. The applicable margin is equal to the applicable margin under the National Properties Credit Facilities, plus 1.00% per annum.

Subject to customary borrowing conditions, the DDTL Facility may be drawn in up to six separate borrowings of $5 million or more. The DDTL Facility is prepayable at any time without penalty and amounts repaid on the DDTL Facility may not be

SPHERE ENTERTAINMENT CO.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
(continued)
reborrowed. If drawn, the Company will have the option to make any payments of principal, interest or fees under the DDTL Facility either in cash or by delivering to MSG Entertainment Holdings shares of MSG Entertainment Class A common stock. If the Company elected to make any payment in the form of MSG Entertainment Class A common stock, the amount of such payment would be calculated based on the dollar volume-weighted average trading price for MSG Entertainment Class A common stock for the twenty trading days ending on the day on which the Company made such election. The Company shall only be permitted to use the proceeds of the DDTL Facility (i) for funding costs associated with the Sphere initiative and (ii) in connection with refinancing of the indebtedness under MSG Networks Credit Facilities.

The DDTL Facility contains certain representations and warranties and affirmative and negative covenants, including, among others, financial reporting, notices of material events, and limitations on asset dispositions restricted payments, and affiliate transactions.
Interest payments and loan principal repayments made by the Company under the credit agreements were as follows:

	Interest Payments		Loan Principal Repayments
	Nine Months Ended		Nine Months Ended
	March 31,		March 31,
	2023	2022	2023	2022
MSG Networks Credit Facilities	$41,034	$13,238	$45,375	$37,125
National Properties Credit Facilities	35,283	34,917	6,063	4,875
LV Sphere Term Loan Facility	6,211	—	—	—
Total Payments	$82,528	$48,155	$51,438	$42,000
The carrying value and fair value of the Company’s financial instruments reported in the accompanying consolidated balance sheets are as follows:

	March 31, 2023		June 30, 2022
	Carrying Value (a)	Fair Value	Carrying Value (a)	Fair Value
Liabilities:
MSG Networks Credit Facilities	$952,875	$938,582	$998,250	$958,320
National Properties Credit Facilities	673,037	666,307	679,100	679,100
LV Sphere Term Loan Facility	275,000	269,500	—	—
Other debt	168	168	637	637
Total Long-term debt	$1,901,080	$1,874,557	$1,677,987	$1,638,057
_________________
(a)The total carrying value of the Company’s financial instruments as of March 31, 2023 and June 30, 2022 is equal to the current and non-current principal payments for the Company’s credit agreements excluding unamortized deferred financing costs of $20,582 and $18,779, respectively.
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

SPHERE ENTERTAINMENT CO.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
(continued)
Defined Benefit Pension Plans and Postretirement Benefit Plans
The following tables present components of net periodic benefit cost for the Pension Plans and Postretirement Plans included in the accompanying condensed consolidated statements of operations for the three and nine months ended March 31, 2023 and 2022. Service cost is recognized in direct operating expenses and selling, general and administrative expenses. All other components of net periodic benefit cost are reported in Other expense, net.

	Pension Plans		Postretirement Plans
	Three Months Ended		Three Months Ended
	March 31,		March 31,
	2023	2022	2023	2022
Service cost	$123	$118	$15	$16
Interest cost	1,189	1,190	19	20
Expected return on plan assets	(1,719)	(1,719)	—	—
Recognized actuarial loss (gain)	476	501	(12)	9
Net periodic benefit cost	$69	$90	$22	$45

	Pension Plans		Postretirement Plans
	Nine Months Ended		Nine Months Ended
	March 31,		March 31,
	2023	2022	2023	2022
Service cost	$369	$354	$45	$48
Interest cost	3,567	3,570	57	60
Expected return on plan assets	(5,157)	(5,157)	—	—
Recognized actuarial loss	1,478	1,503	6	27
Net periodic benefit cost	$257	$270	$108	$135
Contributions for Qualified Defined Benefit Plans
The Company sponsors two non-contributory, qualified defined benefit pension plans covering certain of its union employees (the “UTT Plan” and the “Networks 1212 Plan,” collectively the “Union Plans”). During the three and nine months ended March 31, 2023, the Company contributed $500 to the Networks 1212 Plan.
Contributions for Defined Contribution Plans
For the three and nine months ended March 31, 2023 and 2022, expenses related to the Savings Plans and Union Savings Plan included in the accompanying condensed consolidated statements of operations are as follows:

	Three Months Ended		Nine Months Ended
	March 31,		March 31,
	2023	2022	2023	2022
Savings Plans	$3,304	$2,095	$8,611	$6,589
Union Savings Plan	$371	$24	$409	$45
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

SPHERE ENTERTAINMENT CO.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
(continued)
The following table summarizes the Company’s share-based compensation expense:

	Three Months Ended		Nine Months Ended
	March 31,		March 31,
	2023	2022	2023	2022
Share-based compensation (a)	$10,899	$12,157	$39,846	$51,987
Intrinsic value of awards vested (b)	$344	$1,198	$34,028	$35,048
_________________
(a)Share-based compensation excludes costs that have been capitalized of $2,887 and $2,264 for the nine months ended March 31, 2023 and 2022, respectively. For the three and nine months ended March 31, 2023, share-based compensation also excludes costs of $7,384 and $9,677, respectively, and for the three and nine months ended March 31, 2022, share-based compensation also excludes costs of $4,589, that have been reclassified to Restructuring charges in the condensed consolidated statements of operations, as detailed in Note 5, Restructuring Charges.
(b)To fulfill required statutory tax withholding obligations for the applicable income and other employment taxes, RSUs and PSUs with an aggregate value of $14,188 and $15,548 were retained by the Company during the nine months ended March 31, 2023, and 2022, respectively. The aggregate value of the RSUs and PSUs retained included $305 and $477 related to MSG Sports employees, during the nine months ended March 31, 2023, and 2022, respectively.
As of March 31, 2023, there was $69,512 of unrecognized compensation cost related to unvested RSUs and PSUs held by the Company’s employees. The cost is expected to be recognized over a weighted-average period of approximately 1.7 years.
For the three and nine months ended March 31, 2023 and 2022 all restricted stock units and stock options were excluded from the anti-dilutive calculation because the Company reported a net loss for the period and, therefore, their impact on reported loss per share would have been antidilutive.
Award Activity
RSUs
During the nine months ended March 31, 2023 and 2022, approximately 620 and 413 RSUs were granted and approximately 526 and 367 RSUs vested, respectively.
PSUs
During the nine months ended March 31, 2023 and 2022, approximately 529 and 390 PSUs were granted and approximately 91 and 77 PSUs vested, respectively.
Note 13. Stockholders’ Equity
Preferred Stock
The Company is authorized to issue 15,000 shares of preferred stock, par value $0.01. As of March 31, 2023 and June 30, 2022, no shares of preferred stock were outstanding.
Stock Repurchase Program
On March 31, 2020, the Company’s Board of Directors authorized the repurchase of up to $350,000 of the Company’s Class A Common Stock once the shares of the Company’s Class A Common Stock began “regular way” trading on April 20, 2020. The program was re-authorized by the Company’s Board of Directors on March 29, 2023. Under the authorization, shares of Class A Common Stock may be purchased from time to time in accordance with applicable insider trading and other securities laws and regulations. The timing and amount of purchases will depend on market conditions and other factors. The Company has not engaged in any share repurchase activities under its share repurchase program to date.

SPHERE ENTERTAINMENT CO.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
(continued)
Accumulated Other Comprehensive Loss
The following tables detail the components of accumulated other comprehensive loss:

	Three Months Ended
	March 31, 2023
	Pension Plans and Postretirement Plans	Cumulative Translation Adjustments	Accumulated Other Comprehensive Loss
Balance as of December 31, 2022	$(39,453)	$(9,110)	$(48,563)
Other comprehensive income	—	2,105	2,105
Amounts reclassified from accumulated other comprehensive loss (a)	464	—	464
Income tax expense	(58)	(387)	(445)
Other comprehensive income	406	1,718	2,124
Balance as of March 31, 2023	$(39,047)	$(7,392)	$(46,439)

	Three Months Ended
	March 31, 2022
	Pension Plans and Postretirement Plans	Cumulative Translation Adjustments	Accumulated Other Comprehensive Loss
Balance as of December 31, 2021	$(44,596)	$11,964	$(32,632)
Other comprehensive loss	—	(5,912)	(5,912)
Amounts reclassified from accumulated other comprehensive loss (a)	510	—	510
Income tax (expense) benefit	2,675	(1,651)	1,024
Other comprehensive income (loss)	3,185	(7,563)	(4,378)
Balance as of March 31, 2022	$(41,411)	$4,401	$(37,010)

	Nine Months Ended
	March 31, 2023
	Pension Plans and Postretirement Plans	Cumulative Translation Adjustments	Accumulated Other Comprehensive Loss
Balance as of June 30, 2022	$(40,287)	$(8,068)	$(48,355)
Other comprehensive income	—	828	828
Amounts reclassified from accumulated other comprehensive loss (a)	1,484	—	1,484
Income tax expense	(244)	(152)	(396)
Other comprehensive income	1,240	676	1,916
Balance as of March 31, 2023	$(39,047)	$(7,392)	$(46,439)

	Nine Months Ended
	March 31, 2022
	Pension Plans and Postretirement Plans	Cumulative Translation Adjustments	Accumulated Other Comprehensive Loss
Balance as of June 30, 2021	$(45,425)	$15,153	$(30,272)
Other comprehensive loss	—	(9,844)	(9,844)
Amounts reclassified from accumulated other comprehensive loss (a)	1,530	—	1,530
Income tax benefit (expense)	2,484	(908)	1,576
Other comprehensive income (loss)	4,014	(10,752)	(6,738)
Balance as of March 31, 2022	$(41,411)	$4,401	$(37,010)
_________________
(a)Amounts reclassified from accumulated other comprehensive loss represent the amortization of net actuarial loss and net

SPHERE ENTERTAINMENT CO.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
(continued)
unrecognized prior service credit included in net periodic benefit cost, which is reflected under Other income (expense), net in the accompanying condensed consolidated statements of operations (see Note 11, Pension Plans and Other Postretirement Benefit Plans).
Note 14. Related Party Transactions
The descriptions of the transactions below, unless otherwise indicated, are as of March 31, 2023, and do not reflect the MSGE Spinco Distribution, which did not occur until after March 31, 2023.

As of March 31, 2023, members of the Dolan Family, including trusts for the benefit of members of the Dolan family (collectively, the “Dolan Family Group”), for purposes of Section 13(d) of the Securities Exchange Act of 1934, as amended, collectively beneficially owned 100% of the Company’s outstanding Class B Common Stock and approximately 5.5% of the Company’s outstanding Class A Common Stock (inclusive of options exercisable within 60 days of March 31, 2023). Such shares of the Company’s Class A Common Stock and Class B Common Stock, collectively, represent approximately 72.4% of the aggregate voting power of the Company’s outstanding common stock. Members of the Dolan family are also the controlling stockholders of MSG Sports and AMC Networks Inc., as well as MSG Entertainment following the MSGE Spinco Distribution.
See Note 21, Related Party Transactions, to the consolidated and combined financial statements included in the 2022 Form 10-K for a description of the Company’s related party arrangements. Following the MSGE Spinco Distribution, the Company is no longer party to the arrangements described thereunder, except for the media rights agreements and 2020 distribution-related agreements with MSG Sports, and the sharing of certain executive support costs, including office space, executive assistants, security and transportation costs, for (i) the Company’s Executive Chairman and Chief Executive Officer with MSG Entertainment and MSG Sports and (ii) the Company’s Vice Chairman with MSG Entertainment, MSG Sports and AMC Networks.
From time to time the Company enters into arrangements with 605, LLC (“605”). James L. Dolan, the Company’s Executive Chairman, Chief Executive Officer and a director, and his spouse, Kristin A. Dolan (a director of the Company), own 50% of 605. Kristin A. Dolan is also the founder and Non-Executive Chairman of 605. 605 provides audience measurement and data analytics services to the Company and its subsidiaries in the ordinary course of business. The Company’s Audit Committee approved the entry into one or more agreements with 605 to provide certain data analytics services to the Company for an aggregate amount of up to $1,000. In August 2022, a subsidiary of the Company entered into a three-year agreement with 605, valued at approximately $750, covering several customer analysis projects per year in connection with events held at our venues. The Company expects to engage 605 to provide additional data analytics services in the future. Pursuant to this arrangement, the Company recognized approximately $70 and $205 of expense for the three and nine months ended March 31, 2023, respectively, and as of March 31, 2023 approximately $70 has been recognized in Prepaid expenses and other current assets in the accompanying condensed consolidated balance sheets.
MSG Sports has made market rate interest-bearing advances to the Company (and such advances will be with MSG Entertainment following the MSGE Spinco Distribution) in connection with the construction of new premium hospitality suites at The Garden. The advances will be repaid (including interest) through cash receipts from the licenses for each new suite. As of March 31, 2023, MSG Sports had advanced approximately $170 to the Company in connection with the arrangement. This advance has been recognized in Long-term debt, net of deferred financing costs in the accompanying condensed consolidated balance sheets.
As of June 30, 2022, the Company had $637 of notes payable with respect to a loan received by BCE from its noncontrolling interest holder. As of March 31, 2023 there were no notes payable with respect to this BCE loan as a result of the BCE Disposition (as defined below).
The Company has also entered into certain commercial agreements with its equity method investment nonconsolidated affiliates in connection with Sphere. The Company recorded $14,271 and $46,577 for the three months ended March 31, 2023 and 2022, respectively, and $87,357 and $83,318 for the nine months ended March 31, 2023 and 2022, respectively, of capital expenditures in connection with services provided to the Company under these agreements. As of March 31, 2023 and June 30, 2022, accrued capital expenditures associated with related parties were $24,826 and $25,028, respectively, and are reported under Accounts payable, accrued and other current liabilities in the accompanying condensed consolidated balance sheets.

SPHERE ENTERTAINMENT CO.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
(continued)
Revenues and Operating Expenses
The following table summarizes the composition and amounts of the transactions with the Company’s affiliates. These amounts are reflected in revenues and operating expenses in the accompanying condensed consolidated statements of operations for the three and nine months ended March 31, 2023 and 2022:

	Three Months Ended		Nine Months Ended
	March 31,		March 31,
	2023	2022	2023	2022
Revenues	$42,795	$39,987	$88,431	$79,314
Operating expenses (credits):
Media rights fees	$43,433	$40,948	$129,633	$122,206
Revenue sharing expenses	7,353	5,791	15,639	12,187
Reimbursement under Arena License Agreements	(8,911)	(10,047)	(18,761)	(19,097)
Cost reimbursement from MSG Sports - per Transition services agreement	(9,789)	(9,159)	(28,781)	(28,888)
Origination, master control and technical services	1,257	1,232	3,721	3,648
Other operating expenses, net	851	279	3,143	3,193
Total operating expenses, net (a)	$34,194	$29,044	$104,594	$93,249
_________________
(a)Of the total operating expenses, net, $44,264 and $37,949 for three months ended March 31, 2023 and 2022, respectively, and $133,071 and $119,146 for the nine months ended March 31, 2023 and, 2022, respectively, are included in direct operating expenses in the accompanying condensed consolidated statements of operations, and $(10,070) and $(8,905) for three months ended March 31, 2023 and 2022, respectively, and $(28,477) and $(25,897) for the nine months ended March 31, 2023 and 2022, respectively, are included as net credits in selling, general and administrative expenses.
Revenues
The Company recorded $31,163 and $64,312 of revenues under the Arena License Agreements for the three and nine months ended March 31, 2023, respectively. In addition to the Arena License Agreements, the Company’s revenues from related parties primarily reflected sponsorship sales and service representation agreements of $7,079 and $15,643 and merchandise sharing revenues of $2,160 and $4,451 with MSG Sports during the three and nine months ended March 31, 2023, respectively. The Company also earned sublease revenue from related parties of $716 and $2,100 during the three and nine months ended March 31, 2023, respectively.
The Company recorded $29,616 and $58,797 of revenues under the Arena License Agreements for the three and nine months ended March 31, 2022, respectively. In addition, the Company recorded revenues under sponsorship sales and service representation agreements of $7,027 and $14,206 and merchandise sharing revenues of $1,548 and $3,000 with MSG Sports during the three and nine months ended March 31, 2022, respectively. The Company also earned sublease revenue from related parties of $736 and $1,958 during the three and nine months ended March 31, 2022, respectively.
Note 15. Segment Information
As of March 31, 2023, the Company was comprised of two reportable segments: Entertainment and MSG Networks. The Company takes into account whether two or more operating segments can be aggregated together as one reportable segment as well as the type of discrete financial information that is available and regularly reviewed by its Chief Operating Decision Maker. Following the MSGE Entertainment Distribution, the Company currently has two reportable segments.
The Company incurs non-capitalizable content development and technology costs associated with the Company’s Sphere initiative, which are reported in Entertainment. In addition to event-related operating expenses, Entertainment also includes other expenses such as (a) corporate and supporting department operating costs that are attributable to Sphere development and (b) non-event related operating expenses for the Company’s venues, such as (i) rent for the Company’s leased venues, (ii) real estate taxes, (iii) insurance, (iv) utilities, (v) repairs and maintenance, (vi) labor related to the overall management of the venues, and (vii) depreciation and amortization expense related to the Company’s performance venues and certain corporate

SPHERE ENTERTAINMENT CO.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
(continued)
property, equipment and leasehold improvements. Additionally, the Company does not allocate any purchase accounting adjustments related to business acquisitions to the reporting segments.
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

SPHERE ENTERTAINMENT CO.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
(continued)
Information as to the operations of the Company’s reportable segments is set forth below.

	Three Months Ended
	March 31, 2023
	Entertainment	MSG Networks	Other (b)	Total
Revenues	$201,861	$161,436	$—	$363,297
Direct operating expenses	(120,835)	(89,251)	(55)	(210,141)
Selling, general and administrative expenses	(120,307)	(60,052)	489	(179,870)
Depreciation and amortization	(21,310)	(1,689)	—	(22,999)
Impairment and other losses, net	(51)	—	—	(51)
Restructuring charges	(20,498)	—	—	(20,498)
Operating (loss) income	$(81,140)	$10,444	$434	$(70,262)
Interest income, net				2,640
Other income, net				4,994
Loss from operations before income taxes				$(62,628)
Reconciliation of operating income (loss) to adjusted operating income (loss):
Operating (loss) income	$(81,140)	$10,444	$434	$(70,262)
Add back:
Non-cash portion of arena license fees from MSG Sports (a)	(12,149)	—	—	(12,149)
Share-based compensation	10,259	640	—	10,899
Depreciation and amortization	21,310	1,689	—	22,999
Restructuring charges	20,498	—	—	20,498
Impairment and other losses, net	51	—	—	51
Merger and acquisition related costs, net of insurance recovery	1,528	45,513	—	47,041
Amortization for capitalized cloud computing costs	185	43	—	228
Remeasurement of deferred compensation plan liabilities	126	—	—	126
Adjusted operating (loss) income	$(39,332)	$58,329	$434	$19,431
Other information:
Capital expenditures	$198,924	$1,818	$—	$200,742

SPHERE ENTERTAINMENT CO.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
(continued)

	Three Months Ended
	March 31, 2022
	Entertainment	MSG Networks	Other (b)	Total
Revenues	$194,585	$167,569	$(9,620)	$352,534
Direct operating expenses	(110,688)	(87,174)	(105)	(197,967)
Selling, general and administrative expenses	(96,198)	(32,237)	9,647	(118,788)
Depreciation and amortization	(18,522)	(1,764)	(177)	(20,463)
Impairment and other gains, net	245	—	—	245
Restructuring charges	(14,238)	(452)	—	(14,690)
Operating (loss) income	$(44,816)	$45,942	$(255)	$871
Interest expense, net				(4,761)
Other expense, net				(10,052)
Loss from operations before income taxes				$(13,942)
Reconciliation of operating (loss) income to adjusted operating income (loss):
Operating (loss) income	$(44,816)	$45,942	$(255)	$871
Add back:
Non-cash portion of arena license fees from MSG Sports (a)	(12,073)	—	—	(12,073)
Share-based compensation	10,399	1,758	—	12,157
Depreciation and amortization	18,522	1,764	177	20,463
Restructuring charges	14,238	452	—	14,690
Impairment and other gains, net	(245)	—	—	(245)
Merger and acquisition related costs, net of insurance recovery	1,647	866	—	2,513
Amortization for capitalized cloud computing costs	38	43	—	81
Adjusted operating (loss) income	$(12,290)	$50,825	$(78)	$38,457
Other information:
Capital expenditures	$200,958	$320	$—	$201,278

SPHERE ENTERTAINMENT CO.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
(continued)

	Nine Months Ended
	March 31, 2023
	Entertainment	MSG Networks	Other (b)	Total
Revenues	$705,481	$442,813	$(8,802)	$1,139,492
Direct operating expenses	(403,642)	(255,071)	(222)	(658,935)
Selling, general and administrative expenses	(336,421)	(115,951)	10,318	(442,054)
Depreciation and amortization	(62,514)	(4,944)	(632)	(68,090)
Impairment and other gains, net	7,361	—	—	7,361
Restructuring charges	(30,192)	(3,988)	—	(34,180)
Operating (loss) income	$(119,927)	$62,859	$662	$(56,406)
Interest expense, net				10,161
Other income, net				1,939
Loss from operations before income taxes				$(44,306)
Reconciliation of operating (loss) income to adjusted operating income (loss):
Operating (loss) income	$(119,927)	$62,859	$662	$(56,406)
Add back:
Non-cash portion of arena license fees from MSG Sports (a)	(25,078)	—	—	(25,078)
Share-based compensation	34,204	5,642	—	39,846
Depreciation and amortization	62,514	4,944	632	68,090
Restructuring charges	30,192	3,988	—	34,180
Impairment and other gains, net	(7,361)	—	—	(7,361)
Merger and acquisition related costs, net of insurance recovery	4,221	52,958	—	57,179
Amortization for capitalized cloud computing costs	453	131	—	584
Remeasurement of deferred compensation plan liabilities	132	—	—	132
Adjusted operating (loss) income	$(20,650)	$130,522	$1,294	$111,166
Other information:
Capital expenditures	$745,385	$5,710	$—	$751,095

SPHERE ENTERTAINMENT CO.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
(continued)

	Nine Months Ended
	March 31, 2022
	Entertainment	MSG Networks	Other (b)	Total
Revenues	$476,434	$469,023	$(17,015)	$928,442
Direct operating expenses	(294,333)	(241,521)	(222)	(536,076)
Selling, general and administrative expenses	(283,715)	(117,404)	16,839	(384,280)
Depreciation and amortization	(57,202)	(5,317)	(531)	(63,050)
Impairment and other gains, net	245	—	—	245
Restructuring charges	(14,238)	(452)	—	(14,690)
Operating (loss) income	$(172,809)	$104,329	$(929)	$(69,409)
Interest expense, net				(19,740)
Other expense, net				(32,304)
Loss from operations before income taxes				$(121,453)
Reconciliation of operating (loss) income to adjusted operating (loss) income:
Operating (loss) income	$(172,809)	$104,329	$(929)	$(69,409)
Add back:
Non-cash portion of arena license fees from MSG Sports (a)	(23,962)	—	—	(23,962)
Share-based compensation	36,697	15,290	—	51,987
Depreciation and amortization	57,202	5,317	531	63,050
Restructuring charges	14,238	452	—	14,690
Impairment and other gains, net	(245)	—	—	(245)
Merger and acquisition related costs, net of insurance recovery	17,095	24,941	—	42,036
Amortization for capitalized cloud computing costs	45	131	—	176
Adjusted operating (loss) income	$(71,739)	$150,460	$(398)	$78,323
Other information:
Capital expenditures	$500,714	$2,369	$—	$503,083
_________________
(a) This adjustment represents the non-cash portion of operating lease revenue related to the Company’s Arena License Agreements with MSG Sports. Pursuant to GAAP, recognition of operating lease revenue is recorded on a straight-line basis over the term of the agreement based upon the value of total future payments under the arrangement. As a result, operating lease revenue is comprised of a contractual cash component plus or minus a non-cash component for each period presented. Operating income on a GAAP basis includes lease income of (i) $19,014 and $39,234 of revenue collected in cash for the three and nine months ended March 31, 2023, respectively, and $17,543 and $34,836 of revenue collected in cash for the three and nine months ended March 31, 2022, respectively, and (ii) a non-cash portion of $12,149 and $25,078 for the three and nine months ended March 31, 2023, respectively, and $12,073 and $23,962for the three and nine months ended March 31, 2022, respectively.
(b) Includes inter-segment eliminations and, for operating (loss) income, purchase accounting adjustments.

SPHERE ENTERTAINMENT CO.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
(continued)
Concentration of Risk
Accounts receivable, net in the accompanying condensed consolidated balance sheets as of March 31, 2023 and June 30, 2022 include amounts due from the following individual customers, which accounted for the noted percentages of the gross balance:

	March 31, 2023	June 30, 2022
Customer A	14%	16%
Customer B	12%	14%
Customer C	10%	12%
Revenues in the accompanying condensed consolidated statements of operations for the three and nine months ended March 31, 2023 and March 31, 2022 include amounts from the following individual customers:

	Three Months Ended		Nine Months Ended
	March 31,		March 31,
	2023	2022	2023	2022
Customer 1	11%	11%	10%	13%
Customer 2	N/A	12%	10%	14%
Note 16. Additional Financial Information
The following table provides a summary of the amounts recorded as cash, cash equivalents and restricted cash.

	March 31, 2023	June 30, 2022
Cash and cash equivalents	$217,576	$805,415
Restricted cash	109,669	17,470
Total cash, cash equivalents and restricted cash	$327,245	$822,885
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
Prepaid expenses and other current assets consisted of the following:

	March 31, 2023	June 30, 2022
Prepaid expenses	$81,083	$77,059
Related party receivables	24,729	32,541
Notes and other receivables	15,588	2,725
Current contract assets	8,324	5,688
Current deferred production costs	5,240	7,227
Other	10,874	10,431
Total prepaid expenses and other current assets	$145,838	$135,671

SPHERE ENTERTAINMENT CO.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
(continued)

Accounts payable, accrued and other current liabilities consisted of the following:

	March 31, 2023	June 30, 2022
Accounts payable	$32,617	$13,255
Related party payables	37,682	37,746
Accrued payroll and employee related liabilities	99,376	130,287
Cash due to promoters	84,975	78,428
Capital expenditure accruals	307,368	206,462
Accrued expenses	137,751	62,905
Total accounts payable, accrued and other current liabilities	$699,769	$529,083
Other expense, net includes the following:

	Three Months Ended		Nine Months Ended
	March 31,		March 31,
	2023	2022	2023	2022
Loss on equity method investments	$(2,883)	$(1,555)	$(6,287)	$(4,064)
Gains from shares sold — DraftKings	214	—	1,703	—
Net unrealized gain (loss) on equity investments with readily determinable fair value	7,510	(8,688)	4,307	(28,303)
Unrealized gain on equity investments without readily determinable fair value	—	—	1,969	—
Other	153	191	247	63
Total other expense, net	$4,994	$(10,052)	$1,939	$(32,304)
Income Taxes
During the nine months ended March 31, 2023, the Company made income tax payments, net of refunds, of $3,341. During the nine months ended March 31, 2022, the Company received income tax refunds, net of payments, of $3,959.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations
This Management’s Discussion and Analysis of Financial Condition and Results of Operations (“MD&A”) contains forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. In this MD&A, there are statements concerning the future operating and future financial performance of Sphere Entertainment Co. and its direct and indirect subsidiaries (collectively, “we,” “us,” “our,” “Sphere Entertainment,” or the “Company”), including the timing and costs of new venue construction and the development of related content, our plans to refinance our existing debt, the impact of run-rate savings expected to be generated by the Company’s cost reduction program, the ability to reduce or defer certain discretionary capital projects, the potential disposition of the Company’s retained interest in MSG Entertainment and possible additional debt financing. Words such as “expects,” “anticipates,” “believes,” “estimates,” “may,” “will,” “should,” “could,” “potential,” “continue,” “intends,” “plans,” and similar words and terms used in the discussion of future operating and future financial performance identify forward-looking statements. Investors are cautioned that such forward-looking statements are not guarantees of future performance, results or events and involve risks and uncertainties and that actual results or developments may differ materially from the forward-looking statements as a result of various factors. Factors that may cause such differences to occur include, but are not limited to:
•the substantial amount of debt we have incurred, the ability of our subsidiaries to make payments on, or repay or refinance, such debt under their respective credit facilities (including refinancing the MSG Networks debt prior to its maturity in October 2024), and our ability to obtain additional financing, to the extent required;
•our ability to successfully design, construct, finance and operate new entertainment venues in Las Vegas and other markets, and the investments, costs and timing associated with those efforts, including the impact of inflation and any construction delays and/or cost overruns;
•our ability to maintain, obtain or produce content, together with the cost of such content;
•the successful development of Sphere Experiences and the investments associated with such development, as well as investment in personnel, content and technology for Sphere;
•our ability to successfully implement cost reductions and reduce or defer certain discretionary capital projects, if necessary;
•the level of our expenses and our operational cash burn rate, including our corporate expenses;
•the level of our revenues, which depends in part on the popularity of the sports teams whose games are broadcast on our networks, and other events which are broadcast on our networks or which will be presented at Sphere in Las Vegas;
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
•our ability to effectively manage any impacts of the COVID-19 pandemic (including COVID-19 variants) as well as renewed actions taken in response by governmental authorities, or certain professional sports leagues, including ensuring compliance with rules and regulations imposed upon our venues, to the extent applicable;
•the effect of any postponements or cancellations by third-parties or the Company as a result of the COVID-19 pandemic due to operational challenges and other health and safety concerns;
•the extent to which attendance at Sphere in Las Vegas may be impacted by government actions, health concerns by potential attendees or reduced tourism;
•the security of our MSG Networks program signal and electronic data;
•the on-ice and on-court performance of the professional sports teams whose games we broadcast on our networks;
•the level of our capital expenditures and other investments;
•general economic conditions, especially in the Las Vegas and New York City metropolitan areas where we have (or plan to have) significant business activities;

•the demand for sponsorship and suite arrangements, exosphere advertising and advertising and viewer ratings for our networks;
•competition, for example, from other venues (including the construction of new competing venues) and other regional sports and entertainment networks;
•the relocation or insolvency of professional sports teams with which we have a media rights agreement;
•MSG Networks’ ability to renew or replace our media rights agreements with professional sports teams;
•changes in laws, guidelines, bulletins, directives, policies and agreements, and regulations under which we operate;
•any economic, social or political actions, such as boycotts, protests, work stoppages or campaigns by labor organizations, including the unions representing players and officials of the NBA and NHL, or other work stoppage;
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
•activities or other developments (such as pandemics, including the COVID-19 pandemic) that discourage or may discourage congregation at prominent places of public assembly, including our venue;
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
•the tax-free treatment of the MSGE Spinco Distribution (as defined below) and the 2020 Entertainment Distribution (as defined below);
•our ability to achieve the intended benefits of the MSGE Spinco Distribution;
•the performance by Madison Square Garden Entertainment Corp. (“MSG Entertainment”, formerly MSGE Spinco, Inc.) of its obligations under various agreements with the Company and the performance by the Company of its obligations under various arrangements with MSG Entertainment, in each case related to the MSGE Spinco Distribution and ongoing commercial arrangements; and
•the additional factors described under “Risk Factors” in the Company’s Annual Report on Form 10-K for the year ended June 30, 2022 filed on August 19, 2022 (the “2022 Form 10-K”).
We disclaim any obligation to update or revise the forward-looking statements contained herein, except as otherwise required by applicable federal securities laws.
All dollar amounts included in the following MD&A are presented in thousands, except as otherwise noted.
Spin-off Transaction
On April 20, 2023 (the “MSGE Spinco Distribution Date”), the Company distributed approximately 67% of the outstanding common stock of MSG Entertainment to its stockholders (the “MSGE Spinco Distribution”), with the Company retaining approximately 33% of the outstanding common stock of MSG Entertainment (in the form of Class A common stock)

immediately following the MSGE Spinco Distribution. MSG Entertainment owns the traditional live entertainment business previously owned and operated by the Company through its Entertainment business segment, excluding Sphere, which was retained by the Company after the MSGE Spinco Distribution Date. In the MSGE Spinco Distribution, stockholders of the Company received (a) one share of MSG Entertainment’s Class A common stock, par value $0.01 per share, for every share of the Company’s Class A common stock, par value $0.01 per share, held of record as of the close of business, New York City time, on April 14, 2023 (the “Record Date”), and (b) one share of MSG Entertainment’s Class B common stock, par value $0.01 per share, for every share of the Company’s Class B common stock, par value $0.01 per share, held of record as of the close of business, New York City time, on the Record Date.
The disclosures within this Management’s Discussion and Analysis of Financial Condition and Results of Operations that discuss the quarter ended March 31, 2023 are on a consolidated Company basis, which means that they include the results of MSG Entertainment and do not take the MSGE Spinco Distribution into account. In future filings, beginning with our Annual Report on Form 10-K for the fiscal year ending June 30, 2023, the historical results of the Company’s traditional live entertainment business, excluding Sphere, will be presented as discontinued operations. In addition, the unaudited pro forma consolidated balance sheet of the Company as of December 31, 2022 and the unaudited pro forma condensed consolidated statements of operations of the Company for the six months ended December 31, 2022 and the fiscal years ended June 30, 2022, 2021 and 2020, in each case giving effect to the MSGE Spinco Distribution, are set forth in Exhibit 99.1 to the Company’s Current Report on Form 8-K filed on April 24, 2023. As a result of the MSGE Spinco Distribution, the accompanying unaudited condensed consolidated interim financial statements of the Company are not indicative of the Company’s future financial position, results of operations or cash flows.
Introduction
This MD&A is provided as a supplement to, and should be read in conjunction with, the Company’s unaudited financial statements and accompanying notes thereto included in this Quarterly Report on Form 10-Q, as well as the Form 10-K to help provide an understanding of our financial condition, changes in financial condition and results of operations.
The Company has historically had three reportable segments (Entertainment, MSG Networks, and Tao Group Hospitality). However, as of March 31, 2023, Tao Group Hospitality is classified as held for sale and its results are recorded as discontinued operations as disclosed in Note 3. Discontinued Operations and Dispositions in the Form 10-Q. As a result, Tao Group Hospitality is no longer a reportable segment, and the Company has two reportable segments (Entertainment and MSG Networks) for the period ended March 31, 2023.
The Entertainment segment included the Company’s portfolio of venues as of March 31, 2023: Madison Square Garden (“The Garden”), The Theater at Madison Square Garden, Radio City Music Hall, the Beacon Theatre, and The Chicago Theatre. In addition, the Company has unveiled its vision for state-of-the-art venues, called Sphere, and is completing construction of its first such venue in Las Vegas. As of March 31, 2023, the Entertainment segment also included the original production, the Christmas Spectacular Starring the Radio City Rockettes (the “Christmas Spectacular”). As of March 31, 2023, this segment also included our bookings business, which features a variety of live entertainment and sports experiences. The Company also previously owned a controlling interest in Boston Calling Events, LLC (“BCE”), the entertainment production company that owns and operates the Boston Calling Music Festival. The Company disposed of its controlling interest in BCE on December 2, 2022.
The MSG Networks segment is comprised of the Company’s regional sports and entertainment networks, MSG Network and MSG Sportsnet (formerly MSG+), as well as a companion streaming service, MSG GO. MSG Networks serves the New York Designated Market Area, as well as other portions of New York, New Jersey, Connecticut and Pennsylvania and features a wide range of sports content, including live local games and other programming of the New York Knicks (the “Knicks”) of the National Basketball Association (the “NBA”) and the New York Rangers (the “Rangers”), New York Islanders (the “Islanders”), New Jersey Devils (the “Devils”) and Buffalo Sabres (the “Sabres”) of the National Hockey League (the “NHL”), as well as significant coverage of the New York Giants (the “Giants”) and Buffalo Bills (the “Bills”) of the National Football League (the “NFL”).
As of March 31, 2023, the Company conducted a significant portion of its operations at venues that it owns or operates under long-term leases. As of March 31, 2023 the Company owned The Garden, The Theater at Madison Square Garden and The Chicago Theatre, and leased Radio City Music Hall and the Beacon Theatre.
Our MD&A is organized as follows:
Results of Operations. This section provides an analysis of our unaudited results of operations for the three and nine months ended March 31, 2023 and 2022 on both a (i) consolidated basis and (ii) segment basis.

Liquidity and Capital Resources. This section provides a discussion of our financial condition and liquidity, an analysis of our cash flows for the nine months ended March 31, 2023 and 2022, as well as certain contractual obligations and off-balance sheet arrangements.
Seasonality of Our Business. This section discusses the seasonal performance of our Entertainment and MSG Networks segments.
Recently Issued Accounting Pronouncements and Critical Accounting Policies. This section discusses accounting pronouncements that have been adopted by the Company, recently issued accounting pronouncements not yet adopted by the Company, as well as the results of the Company’s annual impairment testing of goodwill and identifiable indefinite-lived intangible assets performed during the first quarter of Fiscal Year 2023. This section should be read together with our critical accounting policies, which are discussed in our Form 10-K under “Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations — Recently Issued Accounting Pronouncements and Critical Accounting Policies — Critical Accounting Policies” and in the notes to the condensed consolidated financial statements (“financial statements”) of the Company included therein.
Factors Affecting Results of Operations
The Company’s operations and operating results were not materially impacted by the COVID-19 pandemic during the three and nine months ended March 31, 2023, as compared to the prior year period, which was impacted by fewer ticketed events at our performance venues in the first half of the fiscal year due to the lead-time required to book touring acts and artists and the postponement or cancellation of select events at our performance venues (including the partial cancellation of the 2021 production of the Christmas Spectacular) during the second and third quarters of Fiscal Year 2022 as a result of an increase in COVID-19 cases. In addition, due to the COVID-19 pandemic, the 2020-21 NHL season was shortened and resulted in reductions in media rights fees recognized in our MSG Networks segment, which had a residual impact reflected in the nine months ended March 31, 2022. See Note 1, Impact of the COVID-19 Pandemic, to the consolidated and combined financial statements included in the 2022 Form 10-K for more information regarding the impact of the COVID-19 pandemic on our business.
It is unclear to what extent COVID-19 concerns, including with respect to new variants, could result in new government or league-mandated capacity or other restrictions or vaccination/mask requirements or impact the use of and/or demand for Sphere in Las Vegas, impact demand for our sponsorship and advertising assets, deter our employees and vendors from working at Sphere in Las Vegas (which may lead to difficulties in staffing) or otherwise materially impact our operations.
In addition to the above, the operating results of our segments will be largely dependent on our ability to attract audiences to our Sphere Experiences, concerts and other events to Sphere in Las Vegas, and are dependent on the affiliation agreements MSG Networks negotiates with Distributors, the number of Distributor subscribers that receive our networks, the advertising rates we charge advertisers and sponsorship rates we can charge our partners. Certain of these factors in turn depend on the popularity and/or performance of the professional sports teams whose games we broadcast on our networks.
Our Company’s future performance is dependent in part on general economic conditions and the effect of these conditions on our customers. Weak economic conditions may lead to lower demand for our entertainment offerings and programming content, which would also decrease advertising revenues. These conditions may also affect the number of concerts, Sphere Experiences and other events that take place in the future. An economic downturn could adversely affect our business and results of operations.
Due largely to the generally recurring nature of our affiliation fee revenue, the MSG Networks segment has consistently produced operating profits for a number of years. Advertising revenues are less predictable and can vary based upon a number of factors, including general economic conditions and team performance.
Additionally, the advertising sales representation agreement (the “Networks Advertising Sales Representation Agreement”) between two of the Company’s subsidiaries, MSGN Holdings, L.P. and Sphere Entertainment Group, LLC (formerly MSG Entertainment Group, LLC, “Sphere Entertainment Group”), pursuant to which Sphere Entertainment Group had the exclusive right and obligation to sell MSG Networks advertising availabilities for a commission, was terminated effective as of December 31, 2022. The termination of the Networks Advertising Sales Representation Agreement has impacted the operating results of the reportable segments of the Company for the three and nine months end March 31, 2023 and on a go forward basis. As a result, the Entertainment segment will no longer recognize advertising sales commission revenue or the employee costs related to the advertising sales agency. Conversely, the MSG Networks segment will no longer incur advertising commission expense but will reflect the employee costs of the former Entertainment employees that supported the advertising sales agency as such employees have been transferred to MSG Networks, which will result in higher direct operating expenses and selling, general and administrative expenses going forward.

The Company continues to explore additional opportunities to expand our presence in the entertainment industry. Any new investment may not initially contribute to operating income, but is intended to become operationally profitable over time. Our results will also be affected by investments in, and the success of, new attractions, such as Sphere Experiences.
Consolidated Results of Operations
Comparison of the Three and Nine Months Ended March 31, 2023 versus the Three and Nine Months Ended March 31, 2022
The tables below set forth, for the periods presented, certain historical financial information.

	Three Months Ended
	March 31,		Change
	2023	2022	Amount	Percentage
Revenues	$363,297	$352,534	$10,763	3%
Direct operating expenses	(210,141)	(197,967)	(12,174)	6%
Selling, general and administrative expenses	(179,870)	(118,788)	(61,082)	51%
Depreciation and amortization	(22,999)	(20,463)	(2,536)	12%
Impairment and other (losses) gains, net	(51)	245	(296)	(121)%
Restructuring charges	(20,498)	(14,690)	(5,808)	40%
Operating (loss) income	(70,262)	871	(71,133)	NM
Interest income	2,640	767	1,873	NM
Interest expense	—	(5,528)	5,528	(100)%
Other income (expense), net	4,994	(10,052)	15,046	(150)%
Loss from operations before income taxes	(62,628)	(13,942)	(48,686)	NM
Income tax benefit (expense)	8,649	(6,349)	14,998	NM
Loss from continuing operations	(53,979)	(20,291)	(33,688)	166%
Loss from discontinued operations, net of taxes	(4,576)	985	(5,561)	NM
Net loss	(58,555)	(19,306)	(39,249)	NM
Less: Net loss attributable to nonredeemable noncontrolling interests from continuing operations	—	(212)	212	(100)%
Less: Net loss attributable to nonredeemable noncontrolling interests from discontinued operations	(216)	(1,161)	945	(81)%
Less: Net loss attributable to redeemable noncontrolling interests from discontinued operations	(1,492)	(442)	(1,050)	NM
Net income attributable to Sphere Entertainment Co.’s stockholders	$(56,847)	$(17,491)	$(39,356)	NM

	Nine Months Ended
	March 31,		Change
	2023	2022	Amount	Percentage
Revenues	$1,139,492	$928,442	$211,050	23%
Direct operating expenses	(658,935)	(536,076)	(122,859)	23%
Selling, general and administrative expenses	(442,054)	(384,280)	(57,774)	15%
Depreciation and amortization	(68,090)	(63,050)	(5,040)	8%
Impairment and other gains, net	7,361	245	7,116	NM
Restructuring charges	(34,180)	(14,690)	(19,490)	133%
Operating loss	(56,406)	(69,409)	13,003	19%
Interest income	10,161	2,311	7,850	NM
Interest expense	—	(22,051)	22,051	(100)%
Other income (expense), net	1,939	(32,304)	34,243	(106)%
Loss from continuing operations before income taxes	(44,306)	(121,453)	77,147	64%
Income tax benefit	4,717	10,112	(5,395)	(53)%
Loss from continuing operations	(39,589)	(111,341)	71,752	64%
Income from discontinued operations, net of taxes	7,548	20,399	(12,851)	(63)%
Net loss	(32,041)	(90,942)	58,901	65%
Less: Net loss attributable to nonredeemable noncontrolling interests from continuing operations	(554)	(579)	25	(4)%
Less: Net loss attributable to nonredeemable noncontrolling interests from discontinued operations	(128)	$(323)	195	(60)%
Less: Net income attributable to redeemable noncontrolling interests from discontinued operations	2,661	4,412	(1,751)	(40)%
Net loss attributable to Sphere Entertainment Co.’s stockholders	$(34,020)	$(94,452)	$60,432	NM
_________________
NM — Absolute percentages greater than 200% and comparisons from positive to negative values or to zero values are considered not meaningful.
The following is a summary of changes in our segments’ operating results for the three and nine months ended March 31, 2023 as compared to the prior year period, which are discussed below under “Business Segment Results.”

	Three Months Ended
	March 31, 2023
Changes attributable to	Revenues	Direct operating expenses	Selling, general and administrative expenses	Depreciation and amortization	Impairment and other losses, net	Restructuring charges	Operating income (loss)
Entertainment segment	$7,276	$(10,147)	$(24,109)	$(2,788)	$(296)	$(6,260)	$(36,324)
MSG Networks segment	(6,133)	(2,077)	(27,815)	75	—	452	(35,498)
Other (a)	9,620	50	(9,158)	177	—	—	689
	$10,763	$(12,174)	$(61,082)	$(2,536)	$(296)	$(5,808)	$(71,133)

	Nine Months Ended
	March 31, 2023
Changes attributable to	Revenues	Direct operating expenses	Selling, general and administrative expenses	Depreciation and amortization	Impairment and other gains, net	Restructuring charges	Operating income (loss)
Entertainment segment	$229,047	$(109,309)	$(52,706)	$(5,312)	$7,116	$(15,954)	$52,882
MSG Networks segment	(26,210)	(13,550)	1,453	373	—	(3,536)	(41,470)
Other (a)	8,213	—	(6,521)	(101)	—	—	1,591
	$211,050	$(122,859)	$(57,774)	$(5,040)	$7,116	$(19,490)	$13,003
    _________________
(a) Other relates to inter-segment eliminations.
Impairment and other (losses) gains, net
Impairment and other (losses) gains, net for the three months ended March 31, 2023 decreased $296, to $51 as compared to the prior year period. Impairment and other gains, net for the nine months ended March 31, 2023 increased $7,116 to $7,361 as compared to the prior year period primarily due to the gain on sale of the Company’s controlling interest in BCE and receipt of insurance proceeds related to the Company’s creative studio in Burbank, CA, partially offset by the net loss on the disposal of a corporate aircraft.
Restructuring charges
Restructuring charges for the three months ended March 31, 2023 increased $5,808 to $20,498 as compared to the prior year period due to termination benefits provided for a workforce reduction of certain executives and employees within the Entertainment segment as part of the Company’s cost reduction program implemented in Fiscal Year 2023.
Restructuring charges for the nine months ended March 31, 2023 increased $19,490 to $34,180 as compared to the prior year period due to termination benefits provided for a workforce reduction of certain executives and employees within the Entertainment and MSG Networks segments as part of the Company’s cost reduction program implemented in Fiscal Year 2023.
Interest income
Interest income for the three and nine months ended March 31, 2023 increased $1,873 and $7,850, respectively, as compared to the prior year periods primarily due to higher interest rates.
Interest expense
Interest expense for the three and nine months ended March 31, 2023 decreased $5,528 and $22,051, respectively, as compared to the prior year periods primarily due to a higher amount of interest cost capitalization of $23,347 and $52,383 related to Sphere construction.
Other income (expense), net
Other income (expense), net for the three and nine months ended March 31, 2023, increased $15,046 and $34,243, respectively, as compared to the prior year periods, primarily due to unrealized gains of approximately $5,000 for the three and nine months ended March 31, 2023, as compared to unrealized losses in the prior year periods associated with the Company’s investments in DraftKings Inc.
Income tax benefit (expense)
In general, the Company is required to use an estimated annual effective tax rate to measure the tax benefit or expense recognized in an interim period. The estimated annual effective tax rate exceeds the statutory federal tax rate of 21% primarily due to state taxes, nondeductible officers’ compensation and changes in the valuation allowance. The estimated annual effective tax rate is revised on a quarterly basis.
Income tax benefit for the three and nine months ended March 31, 2023 of $8,649 and $4,717, respectively, reflects an effective income tax of 14% and 11%, respectively.
Income tax expense for the three months ended March 31, 2022 of $6,349 reflects an effective income tax of (46)%. Income tax benefit for the nine months ended March 31, 2022 of $10,112 reflects an effective income tax rate of 8%.

Adjusted operating income (“AOI”)
The following is a reconciliation of operating (loss) income to adjusted operating income (as defined in Note 15. Segment Information in the notes to the financial statements) for the three and nine months ended March 31, 2023 as compared to the prior year periods:

	Three Months Ended
	March 31,		Change
	2023	2022	Amount	Percentage
Operating (loss) income	$(70,262)	$871	$(71,133)	NM
Non-cash portion of arena license fees from MSG Sports (a)	(12,149)	(12,073)	(76)	(1)%
Share-based compensation	10,899	12,157	(1,258)	(10)%
Depreciation and amortization	22,999	20,463	2,536	12%
Restructuring charges	20,498	14,690	5,808	40%
Impairment and other losses (gains), net	51	(245)	296	121%
Merger and acquisition related costs, net of insurance recovery	47,041	2,513	44,528	NM
Amortization for capitalized cloud computing costs	228	81	147	181%
Remeasurement of deferred compensation plan liabilities	126	—	126	NM
Adjusted operating income	$19,431	$38,457	$(19,026)	(49)%

	Nine Months Ended
	March 31,		Change
	2023	2022	Amount	Percentage
Operating loss	$(56,406)	$(69,409)	$13,003	19%
Non-cash portion of arena license fees from MSG Sports (a)	(25,078)	(23,962)	(1,116)	(5)%
Share-based compensation	39,846	51,987	(12,141)	(23)%
Depreciation and amortization	68,090	63,050	5,040	8%
Restructuring charges	34,180	14,690	19,490	133%
Impairment and other gains, net	(7,361)	(245)	(7,116)	NM
Merger and acquisition related costs, net of insurance recovery	57,179	42,036	15,143	36%
Amortization for capitalized cloud computing costs	584	176	408	NM
Remeasurement of deferred compensation plan liabilities	132	—	132	NM
Adjusted operating income	$111,166	$78,323	$32,843	42%
_________________
(a)     This adjustment represents the non-cash portion of operating lease revenue related to the Company’s Arena License Agreements with MSG Sports. Pursuant to U.S. generally accepted accounting principles (“GAAP”), recognition of operating lease revenue is recorded on a straight-line basis over the term of the agreement based upon the value of total future payments under the arrangement. As a result, operating lease revenue is comprised of a contractual cash component plus or minus a non-cash component for each period presented. Operating income on a GAAP basis includes lease income of (i) $19,014 and $39,234 of revenue collected in cash for the three and nine months ended March 31, 2023, respectively, and $17,543 and $34,836 of revenue collected in cash for the three and nine months ended March 31, 2022, respectively, and (ii) a non-cash portion of $12,149 and $25,078 for the three and nine months ended March 31, 2023, respectively, and $12,073 and $23,962 for the three and nine months ended March 31, 2022, respectively.
NM — Absolute percentages greater than 200% and comparisons from positive to negative values or to zero values are considered not meaningful.

Adjusted operating income for the three months ended March 31, 2023 decreased $19,026 to $19,431. Adjusted operating income for the nine months ended March 31, 2023 increased $32,843 to $111,166. The changes in adjusted operating income were attributable to the following:

	Three Months Ended	Nine Months Ended
Changes attributable to	March 31, 2023	March 31, 2023
Entertainment segment	$(27,042)	$51,089
MSG Networks segments	7,504	(19,938)
Other (a)	512	1,692
	$(19,026)	$32,843
_________________
(a) Other relates to inter-segment eliminations.
Net income (loss) attributable to nonredeemable noncontrolling interests
For the three months ended March 31, 2023, the Company recorded $0 of net income attributable to nonredeemable noncontrolling interests as compared to $212 of net loss attributable to nonredeemable noncontrolling interests for the three months ended March 31, 2022. For the nine months ended March 31, 2023, the Company recorded $554 of net loss attributable to nonredeemable noncontrolling interests as compared to $579 of net loss attributable to nonredeemable noncontrolling interests for the nine months ended March 31, 2022. These amounts represent the share of net income (loss) from the Company’s investments in BCE that are not attributable to the Company up to the disposition date.
Business Segment Results
Entertainment
The tables below set forth, for the periods presented, certain historical financial information and a reconciliation of operating loss to adjusted operating loss for the Company’s Entertainment segment.

	Three Months Ended
	March 31,		Change
	2023	2022	Amount	Percentage
Revenues	$201,861	$194,585	$7,276	4%
Direct operating expenses	(120,835)	(110,688)	(10,147)	9%
Selling, general and administrative expenses	(120,307)	(96,198)	(24,109)	25%
Depreciation and amortization	(21,310)	(18,522)	(2,788)	15%
Impairment and other (losses) gains, net	(51)	245	(296)	121%
Restructuring charges	(20,498)	(14,238)	(6,260)	44%
Operating loss	$(81,140)	$(44,816)	$(36,324)	(81)%
Reconciliation to adjusted operating loss:
Non-cash portion of arena license fees from MSG Sports (a)	(12,149)	(12,073)	(76)	1%
Share-based compensation	10,259	10,399	(140)	(1)%
Depreciation and amortization	21,310	18,522	2,788	15%
Restructuring charges	20,498	14,238	6,260	44%
Impairment and other losses (gains), net	51	(245)	296	121%
Merger and acquisition related costs, net of insurance recovery	1,528	1,647	(119)	(7)%
Amortization for capitalized cloud computing arrangement costs	185	38	147	NM
Remeasurement of deferred compensation plan liabilities	126	—	126	NM
Adjusted operating loss	$(39,332)	$(12,290)	$(27,042)	NM

	Nine Months Ended
	March 31,		Change
	2023	2022	Amount	Percentage
Revenues	$705,481	$476,434	$229,047	48%
Direct operating expenses	(403,642)	(294,333)	(109,309)	37%
Selling, general and administrative expenses	(336,421)	(283,715)	(52,706)	19%
Depreciation and amortization	(62,514)	(57,202)	(5,312)	9%
Impairment and other gains, net	7,361	245	7,116	NM
Restructuring charges	(30,192)	(14,238)	(15,954)	(112)%
Operating loss	$(119,927)	$(172,809)	$52,882	31%
Reconciliation to adjusted operating loss:
Non-cash portion of arena license fees from MSG Sports (a)	(25,078)	(23,962)	(1,116)	5%
Share-based compensation	34,204	36,697	(2,493)	(7)%
Depreciation and amortization	62,514	57,202	5,312	9%
Restructuring charges	30,192	14,238	15,954	112%
Impairment and other gains, net	(7,361)	(245)	(7,116)	NM
Merger and acquisition related costs, net of insurance recovery	4,221	17,095	(12,874)	(75)%
Amortization for capitalized cloud computing arrangement costs	453	45	408	NM
Remeasurement of deferred compensation plan liabilities	132	—	132	NM
Adjusted operating loss	$(20,650)	$(71,739)	$51,089	71%
_________________
(a) This adjustment represents the non-cash portion of operating lease revenue related to the Company’s Arena License Agreements with MSG Sports. Pursuant to GAAP, recognition of operating lease revenue is recorded on a straight-line basis over the term of the agreement based upon the value of total future payments under the arrangement. As a result, operating lease revenue is comprised of a contractual cash component plus or minus a non-cash component for each period presented. Operating income on a GAAP basis includes lease income of (i) $19,014 and $39,234 of revenue collected in cash for the three and nine months ended March 31, 2023, respectively, and $17,543 and $34,836 of revenue collected in cash for the three and nine months ended March 31, 2022, respectively, and (ii) a non-cash portion of $12,149 and $25,078 for the three and nine months ended March 31, 2023, respectively, and $12,073 and $23,962 for the three and nine months ended March 31, 2022, respectively.
NM — Absolute percentages greater than 200% and comparisons from positive to negative values or to zero values are considered not meaningful.
Revenues
Revenues for the three and nine months ended March 31, 2023 increased $7,276 and $229,047, respectively, as compared to the prior year periods. The changes in revenues were attributable to the following:

	Three Months Ended	Nine Months Ended
	March 31, 2023	March 31, 2023
Increase in revenues subject to the sharing of economics with MSG Sports pursuant to the Arena License Agreements	$10,111	$45,516
Increase in revenues from the presentation of the Christmas Spectacular	3,533	74,947
Increase in venue-related sponsorship, signage and suite license fee revenues	1,872	18,958
Increase in arena license fees from MSG Sports pursuant to the Arena License Agreements	1,547	5,515
(Decrease) increase in event-related revenues	(527)	87,244
Decrease in commissions due to termination of the Networks Advertising Sales Representation Agreement	(9,621)	(8,213)
Other net increases	361	5,080
	$7,276	$229,047
For the three months ended March 31, 2023, the increase in revenues subject to the sharing of economics with MSG Sports pursuant to the Arena License Agreements primarily reflects higher food, beverage and merchandise sales and higher suite license fees revenues at Knicks and Rangers games. For the nine months ended March 31, 2023, the increase in revenues subject to the sharing of economics with MSG Sports pursuant to the Arena License Agreements primarily reflects higher suite license fees revenues, including the impact of the return of live events at the Company’s venues as compared to limited live events held during the first quarter of Fiscal Year 2022 (due to the COVID-19 pandemic), as well as higher food, beverage and merchandise sales at Knicks and Rangers games.
The Company had 181 Christmas Spectacular performances during this year’s holiday season, of which 7 took place in the third quarter of Fiscal Year 2023, as compared to 101 performances in the prior year’s holiday season (due to the partial cancellation of the 2021 production as a result of an increase in COVID-19 cases), all of which took place in the second quarter of Fiscal Year 2022. For this year’s holiday season, approximately 930,000 tickets were sold, representing an over 25% increase in attendance on a per-show basis as compared to the prior year.
For the three months ended March 31, 2023, the increase in revenues from the presentation of the Christmas Spectacular production was due to the 7 performances that took place in the current year period as compared to no performances in the third quarter of Fiscal Year 2022. For the nine months ended March 31, 2023, the increase in revenues from the presentation of the Christmas Spectacular production was primarily due to higher ticket-related revenues. This reflected an increase in the number of performances as compared to the prior year period and, to a lesser extent, higher per-show paid attendance.

For the three months ended March 31, 2023, the increase in venue-related sponsorship, signage and suite license fee revenues was primarily due to higher suite sales. For the nine months ended March 31, 2023, the increase in venue-related sponsorship, signage and suite license fee revenues was primarily due to the return of live events at the Company’s venues as compared to limited live events held during the first quarter of Fiscal Year 2022 and higher suite sales.
For the three months ended March 31, 2023, the decrease in event-related revenues primarily reflects lower revenues from concerts of $10,656 which was partially offset by an increase in revenues from other sporting and live entertainment events (excluding the Knicks and Rangers) of 10,129.The decrease in revenues from concerts was due to a decrease in the number of concerts at the Company’s venues as compared to the prior year period, partially offset by higher per-concert revenues. The increase in revenues from other sporting and live entertainment events (excluding the Knicks and Rangers) was due to higher per-event revenue and a higher number of events at the Company’s venues as compared to the prior year period. For the nine months ended March 31, 2023, the increase in event-related revenues primarily reflects higher revenues from concerts of $77,416 which was primarily due to the return of live events at the Company’s venues as compared to limited live events held during the first quarter of Fiscal Year 2022 (due to the COVID-19 pandemic). See “— Introduction — Factors Affecting Results of Operations” for more information.
Direct operating expenses
Direct operating expenses for the three and nine months ended March 31, 2023 increased $10,147 and $109,309, respectively, as compared to the prior year periods. The changes in direct operating expenses were attributable to the following:

	Three Months Ended	Nine Months Ended
	March 31, 2023	March 31, 2023
Increase in expenses associated with the sharing of economics with MSG Sports pursuant to the Arena License Agreements	$4,488	$33,181
Impact of direct operating expenses related to the Company’s Sphere initiative in the current periods	4,389	4,389
Increase in direct operating expenses associated with the Arena License Agreements	3,748	8,480
Increase in direct operating expenses associated with the Christmas Spectacular	2,326	12,181
(Decrease) increase in event-related direct operating expenses	(4,515)	43,129
(Decrease) increase in venue operating costs	(570)	6,057
Other net increases	281	1,892
	$10,147	$109,309
For the three and nine months ended March 31, 2023, the increase in direct operating expenses associated with the sharing of economics with MSG Sports pursuant to the Arena License Agreements primarily reflects the increase in suite license fees and, to a lesser extent, the increase in Knicks’ and Rangers’ food and beverage sales.
For the three and nine months ended March 31, 2023, the increase in expenses associated with the Arena License Agreements primarily reflects an increase in food and beverage costs associated with the increase in Knicks’ and Rangers’ food and beverage sales.

For the three and nine months ended March 31, 2023, the increase in direct operating expenses associated with the Christmas Spectacular production was primarily due to the increase in the number of performances as compared to the prior year periods.

For the three months ended March 31, 2023, the decrease in event-related direct operating expenses reflects lower direct operating expenses from concerts of $6,785 which was primarily due to the decrease in the number of concerts held at the Company’s venues as compared to the prior year period, partially offset by higher direct operating expenses from other sporting and live entertainment events (excluding the Knicks and Rangers) of $2,269 which was primarily due to the increase in the number of sporting events held at the Company’s venues as compared to the prior year period. For the nine months ended March 31, 2023, the increase in event-related direct operating expenses reflects higher direct operating expenses from concerts of $39,637 which was primarily due to the increase in the number of events held at the Company’s venues as compared to the prior year period.

Selling, general and administrative expenses
Selling, general and administrative expenses for the three months ended March 31, 2023 increased $24,109, or 25% to $120,307 as compared to the prior year period. The increase primarily reflects higher professional fees of $11,438, which was driven by costs related to the MSGE Spinco Distribution, as well as higher employee compensation and related benefits of $7,967, and other general administrative expenses of $4,704, both primarily due to the Company’s Sphere initiative.

For the nine months ended March 31, 2023, selling, general and administrative expenses increased $52,706, or 19%, to $336,421 as compared to the prior year period. The increase primarily reflects higher employee compensation and related benefits of $27,829, primarily due to the Company’s Sphere initiative, higher professional fees of $11,808 which was driven by an increase in costs related to the Company’s spin-off of its live entertainment businesses, and higher other general administrative expenses of $$13,069, primarily due to the Company’s Sphere initiative of $9,702.

Impairment and other gains, net
For the three and nine months ended March 31, 2023, the Company recorded a net loss of $51 and a net gain $7,361, respectively. The net gain for the nine months ended March 31, 2023 was primarily due to the gain on sale of the Company’s controlling interest in BCE and receipt of insurance proceeds related to the Company’s creative studio in Burbank, CA, partially offset by the net loss on the disposal of a corporate aircraft.

Operating loss
Operating loss for the three months ended March 31, 2023 was $81,140 as compared to $44,816 in the prior year period, an increase of $36,324. The increase in operating loss was primarily due to an increase in direct operating expenses and selling, general and administrative expenses, partially offset by an increase in revenues. For the nine months ended March 31, 2023, operating loss was $119,927 as compared to $172,809 in the prior year period, an improvement of $52,882. The improvements in operating loss were primarily due to an increase in revenues, partially offset by higher direct operating expenses and selling, general and administrative expenses, as discussed above.
Adjusted operating income (loss)
Adjusted operating loss for the three months ended March 31, 2023 was $39,332 as compared to $12,290 in the prior year period, an increase of $27,042. The increase in adjusted operating loss was primarily due to an increase in direct operating expenses and selling, general, and administrative expenses, partially offset by an increase in revenues.
For the nine months ended March 31, 2023, adjusted operating loss was $20,650 as compared to $71,739 in the prior year period, an improvement of $51,089. The improvement in adjusted operating income was primarily due to an increase in revenues, partially offset by an increase in direct operating expenses and selling, general and administrative expenses.

MSG Networks
The tables below set forth, for the periods presented, certain historical financial information and a reconciliation of operating income to adjusted operating income for the Company’s MSG Networks segment.

	Three Months Ended
	March 31,		Change
	2023	2022	Amount	Percentage
Revenues	$161,436	$167,569	$(6,133)	(4)%
Direct operating expenses	(89,251)	(87,174)	(2,077)	2%
Selling, general and administrative expenses	(60,052)	(32,237)	(27,815)	86%
Depreciation and amortization	(1,689)	(1,764)	75	(4)%
Restructuring charges	—	(452)	452	(100)%
Operating income	$10,444	$45,942	$(35,498)	(77)%
Reconciliation to adjusted operating income:
Share-based compensation	640	1,758	(1,118)	(64)%
Depreciation and amortization	1,689	1,764	(75)	(4)%
Restructuring charges	—	452	(452)	NM
Merger and acquisition related costs	45,513	866	44,647	NM
Amortization for capitalized cloud computing arrangement costs	43	43	—	—%
Adjusted operating income	$58,329	$50,825	$7,504	15%

	Nine Months Ended
	March 31,		Change
	2023	2022	Amount	Percentage
Revenues	$442,813	$469,023	$(26,210)	(6)%
Direct operating expenses	(255,071)	(241,521)	(13,550)	6%
Selling, general and administrative expenses	(115,951)	(117,404)	1,453	(1)%
Depreciation and amortization	(4,944)	(5,317)	373	(7)%
Restructuring charges	(3,988)	(452)	(3,536)	NM
Operating income	$62,859	$104,329	$(41,470)	(40)%
Reconciliation to adjusted operating income:
Share-based compensation	5,642	15,290	(9,648)	(63)%
Depreciation and amortization	4,944	5,317	(373)	(7)%
Restructuring charges	3,988	452	3,536	NM
Merger and acquisition related costs	52,958	24,941	28,017	112%
Amortization for capitalized cloud computing arrangement costs	131	131	—	—%
Adjusted operating income	$130,522	$150,460	$(19,938)	(13)%
_________________
NM — Absolute percentages greater than 200% and comparisons from positive to negative values or to zero values are considered not meaningful.
Revenues
Revenues for the three and nine months ended March 31, 2023 decreased $6,133 and $26,210, respectively, as compared to the prior year periods. The changes in revenues were attributable to the following:

	Three Months Ended	Nine Months Ended
	March 31, 2023	March 31, 2023
Decrease in affiliation fee revenue	$(11,051)	$(37,561)
Increase in advertising revenue	4,476	10,702
Other net increases	442	649
	$(6,133)	$(26,210)
For the three months ended March 31, 2023, affiliation fee revenue decreased $11,051, primarily due to a decrease in subscribers of approximately 10%. This decrease was partially offset by the impact of higher affiliation rates.

For the nine months ended March 31, 2023, affiliation fee revenue decreased $37,561, primarily due to a decrease in subscribers of approximately 10% (excluding the impact of the non-renewal of MSG Networks’ carriage agreement with Comcast Corporation (“Comcast”) as of October 1, 2021) and, to a lesser extent, the impact of the Comcast non-renewal. These decreases were partially offset by net favorable affiliate adjustments of approximately $10,400 and the impact of higher affiliation rates.
Effective October 1, 2021, Comcast’s license to carry MSG Networks expired and MSG Networks has not been carried by Comcast since that date. Comcast’s non-carriage reduced MSG Networks’ subscribers by approximately 10% and reduced MSG Networks’ revenue by a comparable percentage. In addition, MSG Networks’ segment operating income and AOI were reduced by an amount that is approximately equal to the dollar amount of the reduced revenue.
For the three and nine months ended March 31, 2023, the increase in advertising revenue primarily reflected higher advertising sales related to professional sports telecasts due to the impact of a higher number of live telecasts and an increase in per-game advertising sales as compared with the prior year periods, as well as higher sales related to the Company’s non-ratings-based advertising initiatives.
Direct operating expenses
Direct operating expenses for the three and nine months ended March 31, 2023 increased $2,077 and $13,550, respectively, as compared to the prior year periods. The changes in direct operating expenses were attributable to the following:

	Three Months Ended	Nine Months Ended
	March 31, 2023	March 31, 2023
Increase in rights fees expense	$2,502	$11,508
Change in other programming and production costs	(425)	2,042
	$2,077	$13,550
For the three and nine months ended March 31, 2023, right fees expense increased $2,502 and $11,508, respectively, primarily due to the impact of annual contractual rate increases. For the nine months ended March 31, 2023, the increase was also due to the absence of reductions in media rights fees related to the shortened 2020-21 NHL season recorded in the prior year first quarter.
For the three months ended March 31, 2023, other programming and production costs decreased $425, including the impact of the Company’s cost reduction program implemented during the current fiscal year. For the nine months ended March 31, 2023, other programming and production costs increased $2,042, primarily due to a higher number of professional sports telecasts in the current year period.

Selling, general and administrative expenses
For the three months ended March 31, 2023, selling, general and administrative expenses of $60,052 increased $27,815 as compared to the prior year quarter, primarily due to an approximately $44,600 increase in expenses, primarily litigation-related, associated with the acquisition of MSG Networks Inc. by the Company (the “Merger”). This increase was partially offset by net lower advertising sales commissions of $8,318, due to the termination of the Networks Advertising Sales Representation Agreement in the current year period, lower advertising and marketing expenses of $4,966, lower employee compensation and related benefits of $1,252 and other cost decreases.
For the nine months ended March 31, 2023, selling, general and administrative expenses of $115,951 decreased $1,453 as compared to the prior year, primarily due to lower advertising and marketing expenses of $1,1077, lower employee compensation and related benefits of $7,310 and net lower advertising commissions of $6,910, due to the termination of the Networks Advertising Sales Representation Agreement in the current period. These decreases were offset by a net increase in acquisition-related costs of $26,320 primarily due to litigation settlement expenses of $48,500 recognized in the current year period related to the Merger as discussed above which was partially offset by lower other acquisition-related costs as compared to the prior year period.
Operating income
For the three months ended March 31, 2023, operating income of $10,444 decreased $35,498, or 77%, as compared to the prior year quarter, primarily due to the increase in selling, general and administrative expenses (including the impact of the Merger litigation settlement discussed above), and, to a lesser extent, the decrease in revenues and the increase in direct operating expenses.
For the nine months ended March 31, 2023, operating income of $62,859 decreased $41,470, or 40%, as compared to the prior year quarter, primarily due to the decrease in revenues, increase in direct operating expenses, and the impact of restructuring charges, partially offset by a decrease in selling, general and administrative expenses (including the impact of the Merger litigation settlement and restructuring expenses discussed above).
Adjusted operating income
For the three months ended March 31, 2023, adjusted operating income of $58,329 increased $7,504, or 15%, as compared to the prior year quarter, primarily due to the decrease in selling, general and administrative expenses (excluding the impact of the Merger litigation settlement discussed above) partially offset by a decrease in revenues and to a lesser extent, higher direct operating expenses.
For the nine months ended March 31, 2023, adjusted operating income of $130,522 decreased $19,938, or 13%, as compared to the prior year quarter, primarily due to the decrease in revenues and increase in direct operating expenses, partially offset by a decrease in selling, general and administrative expenses (excluding the impact of the Merger litigation settlement and restructuring expenses discussed above).
Liquidity and Capital Resources
Sources and Uses of Liquidity
As further described in “Item 2. - Management’s Discussion and Analysis - Introduction,” on April 20, 2023, the Company completed the MSGE Spinco Distribution. Although the information set forth in this Quarterly Report on Form 10-Q generally is as of March 31, 2023 and does not give effect to the MSGE Spinco Distribution, the information set forth in this section also focuses on the liquidity and capital resources of the Company following the MSGE Spinco Distribution.
Our primary sources of liquidity are cash and cash equivalents, cash flows from the operations of our businesses and available borrowing capacity under the Delayed Draw Term Loan Facility (the “DDTL Facility”) described below, as well as proceeds from the sale of a portion of the MSGE Retained Interest, if needed. Our uses of cash over the next 18 months are expected to be substantial and include working capital-related items (including funding our operations), capital spending (including completing construction of Sphere in Las Vegas and related original content, as described below), debt service and payments we expect to make in connection with the refinancing of our indebtedness, and investments and related loans and advances that we may fund from time to time. We may also use cash to repurchase our common stock. Our decisions as to the use of our available liquidity will be based upon the ongoing review of the funding needs of the business, the optimal allocation of cash resources, and the timing of cash flow generation. To the extent that we desire to access alternative sources of funding through the capital and credit markets, challenging U.S. and global economic and market conditions could adversely impact our ability to do so at that time.
We regularly monitor and assess our ability to meet our net funding and investing requirements, including the construction of Sphere in Las Vegas and the refinancing of the MSG Networks Credit Facilities prior to their maturity in October 2024. As of May 9, 2023, after giving effect to the MSGE Spinco Distribution and including proceeds from the sale of our interest in Tao Group Hospitality (the “Tao Group Hospitality Disposition”), the Company’s unrestricted cash and cash equivalents balance was approximately $232,700. The Company’s unrestricted cash and cash equivalents balance as of March 31, 2023 was $217,576, which does not give effect to the MSGE Spinco Distribution, and was $432,173 as of December 31, 2022, which does not give effect to the MSGE Spinco Distribution or the Tao Group Hospitality Disposition. As of May 9, 2023 the Company’s restricted cash and cash equivalents balance was approximately $110,000, inclusive of $75,000 that is required to be held in an account pledged as collateral for the LV Sphere Term Loan Facility until its release upon the Liquidity Covenant Reduction Date (as defined under Note 10). The principal balance of the Company’s total debt outstanding as of May 9, 2023, after giving effect to the MSGE Spinco Distribution and the Tao Group Hospitality Disposition, was $1,227,875. We believe we have sufficient liquidity from cash and cash equivalents, available borrowing capacity under the DDTL Facility, cash flows from operations (including savings generated by the Company’s cost reduction program and expected cash from operations from Sphere in Las Vegas), as well as proceeds from the sale of a portion of the MSGE Retained Interest (which had an aggregate fair market value of approximately $575,000 as of May 9, 2023), if needed, to fund our operations and service the credit facilities for the foreseeable future, as well as complete the construction of Sphere in Las Vegas. This also includes the Company’s expectation that it will pay down a portion of MSG Networks’ term loan upon the refinancing of the loan prior to its maturity in October 2024.
The Company has undertaken and may continue to undertake additional cost reduction efforts which would include further reductions in discretionary spend in normal course of business and reductions in investments in non-essential capital.
To the extent that proceeds from the sale of a portion of the MSGE Retained Interest are not required for the uses of liquidity cited in the previous paragraph, the MSGE Retained Interest may be exchanged for our shares, distributed pro rata to our shareholders or used to repay borrowings under the DDTL Facility, if any.

See Note 10, Credit Facilities to the condensed consolidated financial statements included in this Quarterly Report on Form 10-Q for a discussion of the MSG Networks Credit Facilities and the LV Sphere Term Loan Facility.
For additional information regarding the Company’s capital expenditures, including those related to Sphere in Las Vegas, see Note 22, Segment Information to the Company’s audited consolidated and combined financial statements and notes thereto for the year ended June 30, 2022 included in the Company’s Annual Report on Form 10-K.
On March 31, 2020, the Company’s Board of Directors authorized, effective following the 2020 Entertainment Distribution, a share repurchase program to repurchase up to $350,000 of the Company’s Class A Common Stock. The program was re-authorized by the Company’s Board of Directors on March 29, 2023. Under the authorization, shares of Class A Common Stock may be purchased from time to time in open market transactions, in accordance with applicable insider trading and other securities laws and regulations. The timing and amount of purchases will depend on market conditions and other factors. No shares have been repurchased under the share repurchase program to date.
Spheres
The Company has made significant progress on Sphere in Las Vegas, its state-of-the-art entertainment venue under construction in Las Vegas. See “Part I — Item 1. Our Business — Our Performance Venues — MSG Sphere” in the Company’s Annual Report on Form 10-K. The Company expects the venue to have a number of significant revenue streams, including a wide variety of content such as Sphere Experiences, concert residencies and corporate and select sporting events, as well as sponsorship and premium hospitality opportunities. As a result, we anticipate that Sphere in Las Vegas will generate substantial revenue and adjusted operating income on an annual basis.
The Company expects to open the venue in September 2023. As with any major construction project, the construction of Sphere is subject to potential delays, unexpected complications or cost fluctuations.
As of May 9, 2023, our cost estimate, inclusive of core technology and soft costs, for Sphere in Las Vegas is approximately $2,300,000. This cost estimate is net of $75,000 that the Venetian has agreed to pay to defray certain construction costs and also excludes significant capitalized and non-capitalized costs for items such as content creation, internal labor, capitalized interest, and furniture and equipment. Relative to our cost estimate above, our actual construction costs for Sphere in Las Vegas paid through May 9, 2023 were approximately $2,080,000, which is net of $65,000 received from The Venetian.
With regard to Sphere in Las Vegas, the Company plans to finance the completion of the construction of the venue from cash-on-hand and cash flows from operations. The Company may also access proceeds from the sale of a portion of the MSGE Retained Interest and capacity under the DDTL Facility, if needed.
In February 2018, we announced the purchase of land in Stratford, London, which we expect will become home to a future Sphere. The Company submitted planning applications to the local planning authority in March 2019 and that process, which requires various stages of review to be completed and approvals to be granted, is ongoing. Therefore, we do not have a definitive timeline at this time.
We will continue to explore additional domestic and international markets where we believe next-generation venues such as Sphere can be successful. The Company’s intention for any future venues is to utilize several options, such as non-recourse debt financing, joint ventures, equity partners and a managed venue model.
Financing Agreements
See Note 10, Credit Facilities, to the financial statements included in “— Item 1. Financial Statements” of this Quarterly Report on Form 10-Q for discussions of the Company’s debt obligations and various financing agreements.
MSG Networks Credit Facilities
MSGN Holdings, L.P. (“MSGN L.P.”), MSGN Eden, LLC, an indirect subsidiary of the Company and the general partner of MSGN L.P., Regional MSGN Holdings LLC, an indirect subsidiary of the Company and the limited partner of MSGN L.P. (collectively with MSGN Eden, LLC, the “MSGN Holdings Entities”), and certain subsidiaries of MSGN L.P. have senior secured credit facilities pursuant to a credit agreement (as amended and restated on October 11, 2019, the “MSGN Credit Agreement”) consisting of: (i) an initial $1,100,000 term loan facility (the “MSGN Term Loan Facility”) and (ii) a $250,000 revolving credit facility (the “MSGN Revolving Credit Facility” and, together with the MSGN Term Loan Facility, the “MSG Networks Credit Facilities”), each with a term of five years. As of March 31, 2023, there were no borrowings or letters of credit issued and outstanding under the MSGN Revolving Credit Facility.

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
The MSGN Credit Agreement generally requires the MSGN Holdings Entities and MSGN L.P. and its restricted subsidiaries on a consolidated basis to comply with a maximum total leverage ratio of 5.50:1.00, subject, at the option of MSGN L.P. to an upward adjustment to 6.00:1.00 during the continuance of certain events. In addition, the MSGN Credit Agreement requires a minimum interest coverage ratio of 2.00:1.00 for the MSGN Holdings Entities and MSGN L.P. and its restricted subsidiaries on a consolidated basis. As of March 31, 2023, the MSGN Holdings Entities and MSGN L.P. and its restricted subsidiaries on a consolidated basis were in compliance with the covenants.
LV Sphere Term Loan Facility
On December 22, 2022, MSG Las Vegas, LLC (“MSG LV”), an indirect, wholly-owned subsidiary of the Company, entered into a credit agreement with JP Morgan Chase Bank, N.A., as administrative agent and the lenders party thereto, providing for a five-year, $275,000 senior secured term loan facility (the “LV Sphere Term Loan Facility”). All obligations under the LV Sphere Term Loan Facility are guaranteed by Sphere Entertainment Group.
The LV Sphere Term Loan Facility will mature on December 22, 2027. The principal obligations under the LV Sphere Term Loan Facility are due at the maturity of the facility, with no amortization payments prior to maturity. Under certain circumstances, MSG LV is required to make mandatory prepayments on the loan, including prepayments in an amount equal to the net cash proceeds of casualty insurance and/or condemnation recoveries (subject to certain reinvestment, repair or replacement rights), subject to certain exceptions.
The LV Sphere Term Loan Facility and related guaranty by Sphere Entertainment Group include financial covenants requiring MSG LV to maintain a specified minimum debt service coverage ratio and requiring Sphere Entertainment Group to maintain a specified minimum liquidity level. The debt service coverage ratio covenant begins testing in the fiscal quarter ending December 31, 2023 on a historical basis and, beginning with the first fiscal quarter occurring after the date on which the first ticketed performance or event open to the general public occurs at Sphere in Las Vegas, is also tested on a prospective basis. Both the historical and prospective debt service coverage ratios are set at 1.35:1. In addition, among other conditions, MSG LV is not permitted to make distributions to Sphere Entertainment Group unless the historical and prospective debt service coverage ratios are at least 1.50:1. The minimum liquidity level for Sphere Entertainment Group is set at $100,000, with $75,000 required to be held in cash or cash equivalents, which amounts, prior to the Liquidity Covenant Reduction Date (as defined below), must be held in an account pledged as collateral for the LV Sphere Term Loan Facility until its release upon the Liquidity Covenant Reduction Date, before stepping down to $50,000, with $25,000 required to be held in cash or cash equivalents, once Sphere in Las Vegas has been substantially completed and certain of its systems are ready to be used in live, immersive events (the “Liquidity Covenant Reduction Date”). The minimum liquidity level was tested on the closing date and is tested as of the last day of each fiscal quarter thereafter based on Sphere Entertainment Group’s unencumbered liquidity, consisting of cash and cash equivalents and available lines of credit, as of such date. Following the completion of the MSGE Spinco Distribution, the MSGE Retained Interest was pledged to secure the LV Sphere Term Loan Facility and will remain pledged until the Liquidity Covenant Reduction Date, and a portion of the value of the MSGE Retained Interest may also be counted toward the minimum liquidity level.
Delayed Draw Term Loan Facility
As an additional source of liquidity for the Company, on April 20, 2023, the Company entered into a delayed draw term loan facility (the “DDTL Facility”) with MSG Entertainment Holdings, LLC (“MSG Entertainment Holdings”). Pursuant to the DDTL Facility, MSG Entertainment Holdings has committed to lend up to $65,000 in delayed draw term loans to the Company on an unsecured basis for a period of 18 months following the consummation of the MSGE Spinco Distribution. The Company has not yet drawn upon the DDTL Facility.
The DDTL Facility will mature and any unused commitments thereunder will expire on October 20, 2024. Borrowings under the DDTL Facility will bear interest at a variable rate equal to either, at the option of the Company, (a) a base rate plus an applicable margin, or (b) Term SOFR plus 0.10%, plus an applicable margin. The applicable margin is equal to the applicable margin under the Credit Agreement, dated as of June 30, 2022, among MSG National Properties, LLC, the guarantors party thereto, the lenders party thereto, the issuing banks party thereto and JPMorgan Chase Bank, N.A., in its capacity as administrative agent (the “National Properties Credit Facilities), plus 1.00% per annum.

Subject to customary borrowing conditions, the DDTL Facility may be drawn in up to six separate borrowings of $5 million or more. The DDTL Facility is prepayable at any time without penalty and amounts repaid on the DDTL Facility may not be reborrowed. If drawn, the Company will have the option to make any payments of principal, interest or fees under the DDTL Facility either in cash or by delivering to MSG Entertainment Holdings shares of MSG Entertainment Class A common stock. If the Company elected to make any payment in the form of MSG Entertainment Class A common stock, the amount of such payment would be calculated based on the dollar volume-weighted average trading price for MSG Entertainment Class A common stock for the twenty trading days ending on the day on which the Company made such election. The Company shall only be permitted to use the proceeds of the DDTL Facility (i) for funding costs associated with the Sphere initiative and (ii) in connection with refinancing of the indebtedness under MSG Networks Credit Facilities.

The DDTL Facility contains certain representations and warranties and affirmative and negative covenants, including, among others, financial reporting, notices of material events, and limitations on asset dispositions restricted payments, and affiliate transactions.
Letters of Credit
The Company uses letters of credit to support its business operations. As of March 31, 2023, the Company had a total of $8,860 of letters of credit outstanding, which included two outstanding letters of credit for an aggregate of $7,992 issued under the National Properties Revolving Credit Facility.
Contractual Obligations
As of March 31, 2023, the Company did not have any material changes in its non-cancelable contractual obligations (other than activities in the ordinary course of business), except for the execution of the LV Sphere Term Loan Facility on December 22, 2022. See Note 9, Commitments and Contingencies, to the financial statements included in “— Item 1. Financial Statements” of this Quarterly Report on Form 10-Q for further details on the timing and amount of payments under various media rights agreements.
Cash Flow Discussion
As of March 31, 2023, cash, cash equivalents and restricted cash totaled $327,245, as compared to $822,885 as of June 30, 2022. The following table summarizes the Company’s cash flow activities for the nine months ended March 31, 2023 and 2022:

	Nine Months Ended
	March 31,
	2023	2022
Net cash provided by operating activities	$137,824	$106,201
Net cash used in investing activities	(825,484)	(547,926)
Net cash provided by (used in) financing activities	200,485	(77,520)
Effect of exchange rates on cash, cash equivalents and restricted cash	(729)	22
Net decrease in cash, cash equivalents and restricted cash	$(487,904)	$(519,223)
Operating Activities
Net cash provided by operating activities for the nine months ended March 31, 2023 improved by $31,623 to $137,824 as compared to the prior year period, primarily due to a lower net loss from continuing operations in the current year period, and changes in working capital assets and liabilities, which included (i) higher accrued expenses related to the Merger litigation, and (ii) higher cash receipts from collections of accounts receivables, partially offset by (i) an increase in deferred production costs associated with Sphere in Las Vegas, and (ii) higher net related party receivables. Our lower net loss from continuing operations in the current year period reflects significant non-cash items such as a net unrealized gain of $6,275 as compared to a net unrealized loss of $28,303 in the prior year period.
Investing Activities
Net cash used in investing activities for the nine months ended March 31, 2023 increased by $277,558 to $825,484 as compared to the prior year period primarily due to investing activities in continuing operations related to capital expenditures for Sphere in Las Vegas in the current year period.

Financing Activities
Net cash provided by (used in) financing activities for the nine months ended March 31, 2023 increased by $278,005 to $200,485 as compared to the prior year period primarily due to financing activities in continuing operations related to proceeds received from the LV Sphere Term Loan Facility in the current year period.
Seasonality of Our Business
Prior to the MSGE Spinco Distribution, the Company generally earned a disproportionate share of its annual revenues in the second and third quarters of its fiscal year as a result of the production of the Christmas Spectacular, arena license fees in connection with the use of The Garden by the Knicks and the Rangers, and MSG Networks’ advertising revenue being largely derived from the sale of inventory in its live NBA and NHL professional sports programming. Following the MSGE Spinco Distribution, our MSG Networks segment generally continues to expect to earn a higher share of its annual revenues in the second and third quarters of its fiscal year as a result of MSG Networks’ advertising revenue being largely derived from the sale of inventory in its live NBA and NHL professional sports programming.
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
Impairment of Goodwill and Indefinite-Lived Assets
Goodwill is tested annually for impairment as of August 31st and at any time upon the occurrence of certain events or substantive changes in circumstances. The Company performs its goodwill impairment test at the reporting unit level, which is one level below the operating segment level. As of March 31, 2023, the Company had two operating and reportable segments consistent with the process the Company’s management followed in making decisions and allocating resources to the business.
For purposes of evaluating goodwill for impairment, the Company has two reporting units: Entertainment and MSG Networks.
The goodwill balance reported on the Company’s condensed consolidated balance sheet as of March 31, 2023 by reporting unit was as follows:

Entertainment	$74,309
MSG Networks	424,508
Total Goodwill	$498,817
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
Identifiable Indefinite-Lived Intangible Assets
Identifiable indefinite-lived intangible assets are tested annually for impairment as of August 31st and at any time upon the occurrence of certain events or substantive changes in circumstances. The following table sets forth the amount of identifiable indefinite-lived intangible assets reported in the Company’s condensed consolidated balance sheet as of March 31, 2023:

Trademarks	$61,881
Photographic related rights	1,920
Total indefinite-lived intangibles	$63,801
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

Potential Interest Rate Risk Exposure
The Company, through its subsidiaries, MSG National Properties (prior to the MSGE Spinco Distribution), MSG Networks and MSG LV, is subject to potential interest rate risk exposure related to borrowings incurred under their respective credit facilities. Changes in interest rates may increase interest expense payments with respect to any borrowings incurred under these credit facilities. The effect of a hypothetical 200 basis point increase in floating interest rate prevailing as of March 31, 2023 and continuing for a full year would increase the Company’s interest payments on the outstanding amounts under the credit facilities by $38,022.
Foreign Currency Exchange Rate Exposure
We are exposed to market risk resulting from foreign currency fluctuations, primarily to the British pound sterling through our net investment position initiated with our acquisition of land in London in the second quarter of fiscal year 2018 for future Sphere development and through cash and invested funds which will be deployed in the construction of our London venue. We may evaluate and decide, to the extent reasonable and practical, to reduce the translation risk of foreign currency fluctuations by entering into foreign currency forward exchange contracts with financial institutions. If we were to enter into such hedging transactions, the market risk resulting from foreign currency fluctuations is unlikely to be entirely eliminated. We do not plan to enter into derivative financial instrument transactions for foreign currency speculative purposes. During the past twelve months ended March 31, 2023, the GBP/USD exchange rate ranged from 1.0695 to 1.3826 as compared to GBP/USD exchange rate of 1.2343 on March 31, 2023, a fluctuation range of approximately 12.01%. As of March 31, 2023, a uniform hypothetical 13.71% fluctuation in the GBP/USD exchange rate would have resulted in a change of approximately $23,900 in the Company’s net asset value.
Item 4. Controls and Procedures
Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of the design and operation of our disclosure controls and procedures as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act. Based on that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that the Company's disclosure controls and procedures were effective as of March 31, 2023.
Changes in Internal Control over Financial Reporting
There were no changes in the Company’s internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Securities Exchange Act of 1934) during the fiscal quarter ended March 31, 2023, that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

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
On September 10, 2021, the Court of Chancery of the State of Delaware (the “Court”) entered an order consolidating two derivative complaints filed by purported Company stockholders. The consolidated action is captioned: In re Madison Square Garden Entertainment Corp. Stockholders Litigation, C.A. No. 2021-0468-KSJM (the “MSG Entertainment Litigation”). The consolidated plaintiffs filed their Verified Consolidated Derivative Complaint on October 11, 2021. The complaint, which names the Company as only a nominal defendant, retains all of the derivative claims and alleges that the members of the board of directors and controlling stockholders violated their fiduciary duties in the course of negotiating and approving the Merger. Plaintiffs seek, among other relief, an award of damages to the Company including interest, and plaintiffs’ attorneys’ fees. The Company and other defendants filed answers to the complaint on December 30, 2021. The Company substantially completed its production of documents responsive to plaintiffs’ requests on June 24, 2022, and on November 16, 2022, fact discovery closed. Pursuant to the indemnity rights in its bylaws and Delaware law, the Company has advanced the costs incurred by defendants in this action, and defendants have asserted indemnification rights in respect of any adverse judgment or settlement of the action.

On March 14, 2023, the parties to the MSG Entertainment Litigation reached an agreement in principle to settle the MSG Entertainment Litigation on the terms and conditions set forth in a binding term sheet, which was incorporated into a long-form settlement agreement (“MSGE Settlement Agreement”) that was filed with the Court on April 20, 2023. The MSGE Settlement Agreement provides for, among other things, the final dismissal of the MSG Entertainment Litigation in exchange for a settlement payment to the Company of $85 million, subject to customary reduction for attorneys’ fees and expenses, in an amount to be determined by the Court. The settlement amount will be fully funded by defendants’ insurers. The settlement of the MSG Entertainment Litigation is subject to the final approval of the Court.

On September 27, 2021, the Court entered an order consolidating four complaints filed by purported stockholders of MSG Networks Inc. The consolidated action is captioned: In re MSG Networks Inc. Stockholder Class Action Litigation, C.A. No. 2021-0575-KSJM (the “MSG Networks Litigation”). The consolidated plaintiffs filed their Verified Consolidated Stockholder Class Action Complaint on October 29, 2021. The complaint asserts claims on behalf of a putative class of former MSG Networks Inc. stockholders against each member of the board of directors of MSG Networks Inc. and the controlling stockholders prior to the Merger. Plaintiffs allege that the MSG Networks Inc. board of directors and controlling stockholders breached their fiduciary duties in negotiating and approving the Merger. The Company is not named as a defendant but has been subpoenaed to produce documents and testimony related to the Merger. Plaintiffs seek, among other relief, monetary damages for the putative class and plaintiffs’ attorneys’ fees. Defendants in the MSG Networks Litigation filed answers to the complaint on December 30, 2021. The Company substantially completed its production of documents responsive to plaintiffs’ requests on June 24, 2022, and on November 16, 2022 fact discovery closed. Pursuant to the indemnity rights in its bylaws and Delaware law, the Company has advanced the costs incurred by defendants in this action, and defendants have asserted indemnification rights in respect of any adverse judgment or settlement of the action.
On April 6, 2023, the parties to the MSG Networks Litigation reached an agreement in principle to settle the MSG Networks Litigation, without admitting liability, on the terms and conditions set forth in a binding term sheet (“MSG Networks Term Sheet”), which will be incorporated into a long-form settlement agreement. The MSG Networks Term Sheet provides for, among other things, the final dismissal of the MSG Networks Litigation in exchange for a settlement payment to the plaintiffs and the class of $48.5 million. MSG Networks has a dispute with its insurers over whether and to what extent there is insurance coverage for the settlement. Unless those parties settle that insurance dispute, it is expected to be resolved in a pending Delaware insurance coverage action. In the interim, and subject to final resolution of the parties’ insurance coverage dispute, certain of MSG Networks’ insurers have agreed to advance $20.5 million to fund the settlement and related class notice costs. The settlement of the MSG Networks Litigation is subject to the final approval of the Court.

The Company is a defendant in various other lawsuits. Although the outcome of these other lawsuits cannot be predicted with certainty (including the extent of available insurance, if any), management does not believe that resolution of these other lawsuits will have a material adverse effect on the Company.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
As of March 31, 2023, the Company has the ability to repurchase up to $350 million of the Company’s Class A Common Stock under the Class A Common Stock share repurchase program initially authorized by the Company’s Board of Directors on March 31, 2020 and reauthorized on March 29, 2023. Under the authorization, shares of Class A Common Stock may be purchased from time to time in open market transactions, in accordance with applicable insider trading and other securities laws and regulations. The timing and amount of purchases will depend on market conditions and other factors. No shares have been repurchased to date.

Item 6. Exhibits

(a)Index to Exhibits

EXHIBIT NO.	DESCRIPTION
2.1
Distribution Agreement, dated as of March 29, 2023, between Sphere Entertainment Co. (formerly Madison Square Garden Entertainment Corp.) and Madison Square Garden Entertainment Corp. (formerly MSGE Spinco Inc.) (incorporated by reference to Exhibit 2.1 to the Company’s Current Report on form 8-K filed on March 30, 2023).

2.2
Contribution Agreement, dated as of March 29, 2023, between Sphere Entertainment Co. (formerly Madison Square Garden Entertainment Corp.), Sphere Entertainment Group, LLC (formerly MSG Entertainment Group, LLC) and Madison Square Garden Entertainment Corp. (formerly MSGE Spinco Inc.) (incorporated by reference to Exhibit 2.2 to the Company’s Current Report on Form 8-K filed on March 30, 2023).

3.1
Certificate of Amendment to the Amended and Restated Certificate of Incorporation of Sphere Entertainment Co. (formerly Madison Square Garden Entertainment Corp.), dated April 20, 2023 (incorporated by reference to Exhibit 3.1 to the Company’s Current Report on Form 8-K filed on April 24, 2023).

3.2
Amended By-Laws of Sphere Entertainment Co. (formerly Madison Square Garden Entertainment Corp.), dated April 20, 2023 (incorporated by reference to Exhibit 3.2 to the Company’s Current Report on Form 8-K filed on April 24, 2023).

10.1
Transition Services Agreement, dated as of March 29, 2023, between Sphere Entertainment Co. (formerly Madison Square Garden Entertainment Corp.) and Madison Square Garden Entertainment Corp. (formerly MSGE Spinco, Inc.) (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on March 30, 2023).

10.2
Tax Disaffiliation Agreement, dated as of March 29, 2023, between Sphere Entertainment Co. (formerly Madison Square Garden Entertainment Corp.) and Madison Square Garden Entertainment Corp. (formerly MSGE Spinco, Inc.) (incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K filed on March 30, 2023).

10.3
Employee Matters Agreement, dated March 29, 2023, between Sphere Entertainment Co. (formerly Madison Square Garden Entertainment Corp.) and Madison Square Garden Entertainment Corp. (formerly MSGE Spinco, Inc.) (incorporated by reference to Exhibit 10.3 to the Company’s Current Report on Form 8-K filed on March 30, 2023).

10.4
Shareholder’s and Registration Rights Agreement, dated March 29, 2023, between Sphere Entertainment Co. (formerly Madison Square Garden Entertainment Corp.) and Madison Square Garden Entertainment Corp. (formerly MSGE Spinco, Inc.) (incorporated by reference to Exhibit 10.4 to the Company’s Current Report on Form 8-K filed on March 30, 2023).

10.5
NBA Transaction Agreement dated as of April 18, 2023, by and among Sphere Entertainment Co. (formerly Madison Square Garden Entertainment Corp.), Madison Square Garden Entertainment Corp. (formerly MSGE Spinco, Inc.) and certain other parties thereto.

10.6
Transaction Agreement, dated as of April 17, 2023, by and among TAO Group Sub-Holdings LLC, Disco Holdings Intermediate LLC, TAO Group Holdings LLC, Hakkasan USA Inc. and others (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on April 17, 2023).

10.7
Delayed Draw Term Loan Credit Agreement, dated April 20, 2023, between Sphere Entertainment Co. (formerly Madison Square Garden Entertainment Corp.), as Borrower, and MSG Entertainment Holdings, LLC, as Lender (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on April 24, 2023).

10.8
Employment Agreement dated as of December 27, 2021 between Sphere Entertainment Co. (formerly Madison Square Garden Entertainment Corp.) and James L. Dolan, as amended and restated as of April 20, 2023 (incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K filed on April 24, 2023). †

10.9
Employment Agreement dated as of April 20, 2023 between Sphere Entertainment Co. (formerly Madison Square Garden Entertainment Corp.) and Gautam Ranji (incorporated by reference to Exhibit 10.3 to the Company’s Current Report on Form 8-K filed on April 24, 2023). †

10.10
Employment Agreement dated as of April 20, 2023 between Sphere Entertainment Co. (formerly Madison Square Garden Entertainment Corp.) and Gregory Brunner (incorporated by reference to Exhibit 10.4 to the Company’s Current Report on Form 8-K filed on April 24, 2023). †

10.11
Form of Restricted Stock Units Agreement Under the MSG Networks Inc. 2010 Employee Stock Plan (incorporated by reference to Exhibit 10.5 to the Company’s Current Report on Form 8-K filed on April 24, 2023). †

10.12	Form of Restricted Stock Units Agreement Under the 2020 Employee Stock Plan (incorporated by reference to Exhibit 10.6 to the Company’s Current Report on Form 8-K filed on April 24, 2023). †

EXHIBIT NO.	DESCRIPTION
10.13	Form of Option Agreement Under the 2020 Employee Stock Plan (incorporated by reference to Exhibit 10.7 to the Company’s Current Report on Form 8-K filed on April 24, 2023). †
10.14
Form of Performance Restricted Stock Units Agreement Under the MSG Networks Inc. 2010 Employee Stock Plan (incorporated by reference to Exhibit 10.8 to the Company’s Current Report on Form 8-K filed on April 24, 2023). †

10.15
Form of Performance Restricted Stock Units Agreement Under the 2020 Employee Stock Plan (incorporated by reference to Exhibit 10.9 to the Company’s Current Report on Form 8-K filed on April 24, 2023). †

10.16	Form of Performance Option Agreement Under the 2020 Employee Stock Plan (incorporated by reference to Exhibit 10.10 to the Company’s Current Report on Form 8-K filed on April 24, 2023). †
10.17	Sphere Entertainment Co. Executive Deferred Compensation Plan (incorporated by reference to Exhibit 10.11 to the Company’s Current Report on Form 8-K filed on April 24, 2023). †
31.1	Certification by the Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	Certification by the Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1	Certification by the Chief Executive Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2	Certification by the Chief Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101
The following materials from Sphere Entertainment Co. (formerly Madison Square Garden Entertainment Corp.) Quarterly Report on Form 10-Q for the quarter ended March 31, 2023, formatted in Inline Extensible Business Reporting Language (iXBRL): (i) condensed consolidated balance sheets, (ii) condensed consolidated statements of operations, (iii) condensed consolidated statements of comprehensive loss, (iv) condensed consolidated statements of cash flows, (v) condensed consolidated statements of equity and redeemable noncontrolling interests, and (vi) notes to condensed consolidated financial statements.

104	The cover page from the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2023 formatted in Inline XBRL and contained in Exhibit 101.
_________________
†    This exhibit is a management contract or a compensatory plan or arrangement.

SIGNATURE
Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on the 10th day of May 2023.

Sphere Entertainment Co.

By:	/S/ GAUTAM RANJI
	Name:	Gautam Ranji
	Title:	Executive Vice President, Chief Financial Officer and Treasurer