Form 10-K
period 2023-06-30
Sphere Entertainment Co.
filed 2023-08-22
CIK 1795250

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-K
(Mark One)

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended June 30, 2023
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☑
If securities are registered pursuant to Section 12(b) of the Act, indicate by check mark whether the financial statements of the registrant included in the filing reflect the correction of an error to previously issued financial statements. ☐
Indicate by check mark whether any of those error corrections are restatements that required a recovery analysis of incentive-based compensation received by any of the registrant’s executive officers during the relevant recovery period pursuant to §240.10D-1(b). ☐
Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑
The aggregate market value of the voting and non-voting common equity held by non-affiliates of Sphere Entertainment Co. computed by reference to the price at which the common equity was last sold on the New York Stock Exchange as of December 31, 2022, the last business day of the registrant’s most recently completed second fiscal quarter, was approximately $1.18 billion.
Number of shares of common stock outstanding as of July 31, 2023:

Class A Common Stock par value $0.01 per share	—	27,811,874
Class B Common Stock par value $0.01 per share	—	6,866,754
Documents incorporated by reference — Certain information required for Part III of this report is incorporated herein by reference to the proxy statement for the 2023 annual meeting of the Company’s stockholders, expected to be filed within 120 days after the end of our fiscal year.

PART I
Item 1. Business
Sphere Entertainment Co., formerly Madison Square Garden Entertainment Corp. and MSG Entertainment Spinco, Inc., is a Delaware corporation with its principal executive office at Two Pennsylvania Plaza, New York, NY, 10121. Unless the context otherwise requires, all references to “we,” “us,” “our,” “Sphere Entertainment” or the “Company” refer collectively to Sphere Entertainment Co., a holding company, and its direct and indirect subsidiaries. We conduct substantially all of our business activities discussed in this Annual Report on Form 10-K through Sphere Entertainment Group, LLC, formerly MSG Entertainment Group, LLC, and MSG Networks Inc., and each of their direct and indirect subsidiaries.
The Company was incorporated on November 21, 2019 as a direct, wholly-owned subsidiary of Madison Square Garden Sports Corp. (“MSG Sports”), formerly known as The Madison Square Garden Company. On March 31, 2020, MSG Sports’ board of directors approved the distribution of all the outstanding common stock of the Company to MSG Sports stockholders (the “2020 Entertainment Distribution”) which occurred on April 17, 2020 (the “2020 Entertainment Distribution Date”).
On April 20, 2023 (the “MSGE Distribution Date”), the Company distributed approximately 67% of the outstanding common stock of Madison Square Garden Entertainment Corp. (formerly MSGE Spinco, Inc., and referred to herein as “MSG Entertainment”) to its stockholders (the “MSGE Distribution”), with the Company retaining approximately 33% of the outstanding common stock of MSG Entertainment (in the form of MSG Entertainment Class A common stock) immediately following the MSGE Distribution (the “MSGE Retained Interest”). Following the MSGE Distribution Date, the Company retained the Sphere and MSG Networks businesses and MSG Entertainment now owns the traditional live entertainment business previously owned and operated by the Company through its Entertainment business segment, excluding the Sphere business. In the MSGE Distribution, stockholders of the Company received (a) one share of MSG Entertainment’s Class A common stock, par value $0.01 per share, for every share of the Company’s Class A common stock, par value $0.01 per share (“Class A Common Stock”), held of record as of the close of business, New York City time, on April 14, 2023 (the “Record Date”), and (b) one share of MSG Entertainment’s Class B common stock, par value $0.01 per share, for every share of the Company’s Class B common stock, par value $0.01 per share (“Class B Common Stock”), held of record as of the close of business, New York City time, on the Record Date. Following the sale of a portion of the MSGE Retained Interest and the repayment of the delayed draw term loan (further discussed below) with MSG Entertainment through the use of shares of MSG Entertainment Class A common stock, the Company now holds approximately 17% of the outstanding common stock of MSG Entertainment (in the form of Class A common stock), based on 49,128,231 total shares of MSG Entertainment common stock outstanding as of August 18, 2023.

On May 3, 2023, the Company completed the sale of its 66.9% majority interest in TAO Group Sub-Holdings LLC (“Tao Group Hospitality”) to a subsidiary of Mohari Hospitality Limited, a global investment company focused on the luxury lifestyle and hospitality sectors (the “Tao Group Hospitality Disposition”).

The Company reports on a fiscal year basis ending on June 30th. In this annual report on Form 10-K, the fiscal years ended on June 30, 2023, 2022, and 2021 are referred to as “Fiscal Year 2023,” “Fiscal Year 2022” and “Fiscal Year 2021”, respectively, and the fiscal year ending June 30, 2024 is referred to as “Fiscal Year 2024.”
Overview
Sphere Entertainment Co. is a premier live entertainment and media company comprised of two reportable segments, Sphere and MSG Networks. Sphere is a next-generation entertainment medium, and MSG Networks operates two regional sports and entertainment networks, as well as a direct-to-consumer and authenticated streaming product.
Sphere: This segment reflects Sphere, a next-generation entertainment medium powered by cutting-edge technologies that we believe will enable multi-sensory storytelling at an unparalleled scale. The Company’s first Sphere is expected to open in Las Vegas in September 2023. The venue can accommodate up to 20,000 guests and is expected to host a wide variety of events year-round, including The Sphere ExperienceTM, which will feature original immersive productions, as well as concerts and residencies from renowned artists, and marquee sporting and corporate events. Supporting this strategy is Sphere Studios, which is home to a team of creative, production, technology and software experts who provide full in-house creative and production services. The studio campus in Burbank includes a 68,000-square-foot development facility, as well as Big Dome, a 28,000-square-foot, 100-foot high custom dome, with a quarter-sized version of the screen at Sphere in Las Vegas, that serves as a specialized screening, production facility, and lab for content at Sphere.

MSG Networks: This segment is comprised of the Company’s regional sports and entertainment networks, MSG Network and MSG Sportsnet, as well as its direct-to-consumer streaming product, MSG+. MSG Networks serves the New York Designated Market Area, as well as other portions of New York, New Jersey, Connecticut and Pennsylvania and features a wide range of sports content, including exclusive live local games and other programming of the New York Knicks (the “Knicks”) of the National Basketball Association (the “NBA”) and the New York Rangers (the “Rangers”), New York Islanders (the “Islanders”), New Jersey Devils (the

“Devils”) and Buffalo Sabres (the “Sabres”) of the National Hockey League (the “NHL”), as well as significant coverage of the New York Giants (the “Giants”) and the Buffalo Bills (the “Bills”) of the National Football League (the “NFL”).
Our Strengths
•Strong position in live entertainment and media through:

◦A next-generation entertainment medium powered by cutting-edge technologies; and

◦Two award-winning regional sports and entertainment networks

•Presence in both Las Vegas, a market which attracts more than 40 million visitors each year and has over 2 million local residents, and the New York Designated Market Area – the nation’s largest media market

•Deep industry relationships across music, entertainment, corporate, and sports that can be leveraged to drive events to Sphere

•Focus on world-class guest experience, backed by decades of experience in venue management

•In-house studio and production expertise for original content creation for Sphere

•Established history of successfully planning and executing comprehensive venue design and construction projects

•Portfolio of patents and other intellectual property spanning across Sphere design and construction, audio delivery, cinematic video display systems, and in-venue technologies

•Exclusive local media rights to live games of five professional New York-area NBA and NHL teams, including long-term agreements with the Knicks and Rangers; and

•A strong and seasoned management team.

Our Strategy
Our strategy is to leverage our Company’s unique assets and brands – which includes a next-generation entertainment medium, Sphere, and regional sports and entertainment networks – to create world-class experiences for all key stakeholders, including performers, athletes, content creators, guests, viewers, advertisers and marketing partners. Coupled with our continued commitment to innovation, we believe the Company is positioned to generate long-term value for our stockholders.
Key components of our strategy include:
Creating a New Entertainment Medium: We believe Sphere will redefine the future of entertainment, combining next generation technologies with multi-sensory storytelling to deliver immersive experiences at an unparalleled scale. Sphere represents an innovative business model for entertainment venues, with new and expanded revenue opportunities that span across original immersive productions, performances, concerts and residencies, sporting and corporate events, advertising and sponsorship, and premium hospitality, as well as food, beverage and merchandise.
The Company’s first Sphere is expected to open in September 2023, and is conveniently located in Las Vegas, one block from the Las Vegas Strip and connected to The Venetian Expo.

Sphere in Las Vegas has already become a landmark – as the world’s largest spherical structure standing at 366 feet tall and 516 feet wide, with a fully-programmable LED exterior that offers a powerful global platform for potential advertisers and marketing partners, as well as creative content. A grand entrance atrium with immersive experiences, activations, and galleries will welcome guests into the venue, while visitors will also enjoy luxury seating, premier concession spaces, and a full complement of premium hospitality offerings, including 23 suites.

Once inside Sphere’s main venue bowl, guests will experience the full range of the venue’s cutting-edge technologies, including:
•A 16K x 16K LED screen – a 160,000-square foot high-resolution interior display plane that surrounds the audience, creating a fully immersive visual environment.
•Sphere Immersive Sound, powered by HOLOPLOT – an advanced audio system that delivers crystal-clear, concert-grade sound to every seat in Sphere through beamforming and wave field synthesis technology.

•4D multi-sensory technologies – which enable guests to feel experiences such as vibrations, wind, scent and changing temperatures to enhance storytelling.

Leveraging Sphere’s Unique Capabilities to Drive Venue Utilization: Sphere in Las Vegas was designed and engineered from the ground up to be one of the most highly utilized venues of its size. The venue’s technologies and design will enable it to seamlessly accommodate a variety of different event types, with fast turnover between events, and accommodate multiple events per-day, year-round. This creates the opportunity for Sphere to be more efficiently utilized than traditional large-scale venues.

Developing Original Content: During Fiscal Year 2023, we launched Sphere Studios, which is dedicated to the development of immersive entertainment exclusively for Sphere. Sphere Studios features technology and proprietary tools developed specifically for Sphere that make content creation for this platform a seamless experience. Sphere Studios is also home to an interdisciplinary team of creative, production, technology and software experts who provide full in-house creative and production services, including strategy and concept, capture, post-production and show production. The Company is collaborating with third-party creators and is also developing its own content ranging from original immersive productions, purpose-built for Sphere, to the establishment of a dynamic library of content that can be used by artists or third parties who want to bring their experiences to life – whether for concerts, residencies or corporate events.

Original content that the Company owns is a key aspect of our business model as it allows for the Company’s economic participation as both venue operator and content owner. It also allows the Company to better control event scheduling and reduces the reliance on third-party events. In addition, the Company plans to expand its network of Sphere venues around the world over time, which would create additional monetization opportunities for the Company’s original content.

•Debut of The Sphere Experience. A core content category at Sphere in Las Vegas will be The Sphere Experience, which the Company believes will appeal to the over 40 million visitors to Las Vegas annually and over 2 million local residents and can run multiple times a day, year-round. The Company expects The Sphere Experience to be approximately two hours long and begin when guests enter the venue’s atrium, where they will engage with the latest in technological advancements through a variety of immersive experiences and activations.

•The experience will continue to the main venue bowl where – on October 6, 2023 – the Company plans to debut the original immersive production, Postcard From Earth, directed by Academy Award nominee, Darren Aronofsky. The production, which will offer a unique perspective on the beauty of life on earth, will utilize the full breadth of the venue’s immersive technologies.

Venue of Choice for Third-Party Events. Sphere in Las Vegas is expected to host a wide variety of events, including concerts and residencies from renowned artists, marquee sporting events including mixed-martial arts, boxing and eSports, as well as corporate and special events. On September 29, 2023, global rock band U2 is expected to open the venue with the first of its 25-show run. In addition, the Company has entered into a multi-year agreement with Formula 1 for a full multi-day takeover of Sphere, starting with its inaugural Las Vegas Grand Prix in November 2023. The Company plans to leverage Sphere’s unique platform, as well as the Company’s deep relationships across music, entertainment, corporate and sports, to attract additional events to Sphere in Las Vegas.

Unique Platform for Advertising and Sponsorship: Sphere’s unique platform and technological capabilities offer powerful and premium opportunities for advertisers and marketing partners to engage with audiences. The Company expects that Sphere in Las Vegas will deliver significant exposure to the guests that attend events at the venue, including the more than 40 million annual visitors and over 2 million local residents to Las Vegas, but also around the world on social media. Sphere will offer bespoke advertising and sponsorship opportunities, including externally with the Exosphere and internally with immersive galleries, interactive installations, the atrium, and premium hospitality spaces. Sphere in Las Vegas will offer advertising and marketing partners unique and valuable inventory that is not available in traditional large-scale entertainment venues.

▪The Exosphere – The exterior of Sphere in Las Vegas, which we call the Exosphere, is the world’s largest LED screen covered in 580,000 square feet of fully programmable LED paneling, consisting of approximately 1.2 million LED pucks, spaced eight inches apart. Each puck contains 48 individual LED diodes, with each diode capable of displaying 256 million different colors. We believe we have created the world’s largest LED screen and an impactful digital canvas for brands, events, and advertising and marketing partners to showcase content to audiences around the world.

▪On July 4th, 2023, the Company illuminated the entire exterior of Sphere in Las Vegas for the first time, with a captivating display of dynamic, animated content, which received media coverage across the world and was widely shared on social media. This was followed by additional creative activations including in coordination with the NBA’s Summer League in Las Vegas, as well as the Formula 1 Las Vegas Grand Prix. Later in 2023, we expect the Exosphere to be prominently featured as part of Sphere’s opening in September with U2, as well as in coordination with the October debut of Postcard From Earth. In November, during the Formula 1 Las Vegas Grand Prix, Sphere is expected to have a prime position along the race circuit to showcase the Exosphere to a global audience – in-person and on TV – as well as significant exposure through planned takeovers of the Exosphere for race-related content, activations and advertising.

Pursuing a Global Network and Brand. We believe there are other markets — both domestic and international — where Sphere can be successful. The design of Sphere can accommodate a wide range of sizes and capacities based on the needs of the individual market. Leveraging the Sphere brand and operating a network of Sphere venues would allow the Company to pursue a number of avenues for potential growth, including driving increased bookings and greater advertising and sponsorship opportunities. Furthermore, the Company would have the opportunity to leverage its in-house expertise – including across venue management, design and construction, operations and technology – to drive new revenue streams. An increasing number of Sphere venues would also create additional monetization opportunities for the Company’s original content, including Postcard From Earth. As we explore selectively extending Sphere’s network beyond Las Vegas to other markets around the world, we intend to utilize several options such as joint ventures, equity partners, a managed venue model, and non-recourse debt financing.

A Continued Commitment to Innovation in Media. For more than 50 years, MSG Networks has been at the forefront of the industry, pushing the boundaries of regional sports coverage. We continually seek to enhance the value that our networks provide to viewers, advertisers, and distributors by utilizing state-of-the-art technology to deliver high-quality, best-in-class content and live viewing experiences. In June 2023, MSG Networks introduced MSG+, a direct to consumer streaming product (replacing MSG GO), which allows subscribers to access MSG Network and MSG Sportsnet as well as on demand content on smartphones, tablets, computers and other devices. MSG+ is available on a free, authenticated basis to subscribers of participating Distributors (including all of MSG Networks’ major Distributors), as well as for purchase on a direct-to-consumer (“DTC”) basis. In addition to monthly and annual DTC subscription options, in an innovative offering not currently available from any other regional sports network, MSG+ will also offer single game purchases of MSG Networks’ NBA and NHL teams.

Our Business
Sphere
The Company is progressing with its creation of the first Sphere venue, adjacent to the Las Vegas Strip, which will utilize cutting-edge technologies to create immersive experiences on an unparalleled scale. Sphere is an entirely new medium, uniquely built for immersive entertainment experiences. Key design features include:

•A 580,000 square foot, fully-programmable LED Exosphere – the world’s largest LED screen, which consists of approximately 1.2 million LED pucks, spaced eight inches apart. Each puck contains 48 individual LED diodes, with each diode capable of displaying 256 million different colors.

•The main venue bowl featuring a 16K x 16K LED screen – a 160,000-square foot high-resolution interior display plane that surrounds the audience, creating a fully immersive visual environment.

•Sphere Immersive Sound, powered by HOLOPLOT – an advanced audio system that delivers crystal-clear, concert-grade sound to every seat in Sphere through beamforming and wave field synthesis technology.

•4D multi-sensory technologies – which enable guests to feel experiences such as vibrations, wind, scent and changing temperatures to enhance storytelling.

These technologies will come together to create a powerful platform, which we believe will make Sphere the venue of choice for a wide variety of content – including original immersive productions from leading Hollywood directors; concerts and residencies from the world’s biggest artists; marquee sporting and corporate events.

The Company is building its first Sphere in Las Vegas, a 17,600-seat venue with capacity to hold up to 20,000 guests, on land adjacent to The Venetian Resort leased from a subsidiary of Venetian Las Vegas Gaming, LLC (“The Venetian”). The Venetian agreed to provide us with $75 million to help fund the construction costs, including the cost of a pedestrian bridge that links Sphere to The Venetian Expo. Through June 30, 2023, The Venetian paid us $65 million of this amount for construction costs. The ground lease has no fixed rent; however, if certain return objectives are achieved, The Venetian will receive 25% of the after-tax cash flow in excess of such objectives. The lease is for a term of 50 years, and the Company expects to open the venue on September 29, 2023.

Because of the transformative nature of Sphere, we believe there could be other markets — both domestic and international – where Sphere can be successful. The design of Sphere will be flexible to accommodate a wide range of sizes and capacities – from large-scale to smaller and more intimate – based on the needs of any individual market.
As we explore selectively extending the Sphere network beyond Las Vegas to other markets around the world, the Company’s intention is to utilize several options, such as joint ventures, equity partners, a managed venue model, and non-recourse debt financing.

In February 2018, we announced the purchase of land in Stratford, London. The Company submitted a planning application for a Sphere venue to the local planning authority in March 2019 and that process, which requires various stages of review to be completed and approvals to be granted, is ongoing. Therefore, we do not have a definitive timeline at this time.

See “Part II — Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations — Liquidity and Capital Resources — Sphere.”
Our Events

The Sphere Experience: A core content category at Sphere in Las Vegas will be The Sphere Experience, which the Company believes will appeal to the over 40 million visitors to Las Vegas annually and the over 2 million local residents and can run multiple times a day, year-round. The Company expects The Sphere Experience to be approximately two hours long and begin when guests enter the venue’s atrium, where they will engage with the latest in technological advancements through a variety of immersive experiences and activations.

The experience will continue to the main venue bowl where the Company will feature original immersive productions that utilize the full breadth of the venue’s immersive technologies. On October 6, 2023, the Company plans to debut the original immersive production, Postcard from Earth, directed by Academy Award nominee, Darren Aronofsky.

Live Entertainment: Our Company has deep industry relationships that are expected to drive the world’s biggest artists to Sphere in Las Vegas. Global rock band U2 will open Sphere in Las Vegas on September 29, 2023 with the first of 25 shows from the band.

Marquee Sporting and Corporate Events: Our Company plans to host a broad array of live sporting events, including professional boxing, mixed martial arts, eSports, and wrestling, as well as corporate events. In November 2023, during the Formula 1 Las Vegas Grand Prix, Sphere will have a prime position along the race circuit to showcase the venue to a global audience – in-person and on TV – as well as significant exposure through planned takeovers of the Exosphere for race-related content, activations and advertising.

Our Advertising, Sponsorship, and Premium Hospitality Partner Offerings
Sphere’s unique platform and technological capabilities offer powerful and premium opportunities for advertisers and marketing partners to engage with audiences. The Company expects that Sphere in Las Vegas will deliver significant exposure not only to the guests that attend events at the venue and the more than 40 million annual visitors to Las Vegas, and the over 2 million local residents, but also around the world on social media. Sphere will offer bespoke advertising and sponsorship opportunities, including externally with the Exosphere and internally with immersive galleries, interactive installations, the atrium, and suites. Sphere in Las Vegas will offer advertising and marketing partners unique and valuable inventory that is not available in traditional large-scale entertainment venues.

Sphere will also offer premium hospitality products. This includes 23 suites, as well as other hospitality spaces. We expect to license a number of these suites, while also offering suites for single-event use.

MSG Networks
MSG Networks is an industry leader in sports production, content development and distribution. It includes two award-winning regional sports and entertainment networks, MSG Network and MSG Sportsnet, and as well as its direct-to-consumer and authenticated streaming product, MSG+.

Debuting as the first regional sports network in the country on October 15, 1969, MSG Networks has been a pioneer in regional sports programming for more than 50 years, setting a standard of excellence, creativity and technological innovation. Today, MSG Networks’ exclusive, award-winning programming continues to be a valuable differentiator for viewers, advertisers and the cable, satellite, fiber-optic and other platforms (“Distributors”) that distribute its networks. MSG Networks and MSG Sportsnet are widely distributed throughout all of New York State and significant portions of New Jersey and Connecticut, as well as parts of Pennsylvania. MSGN and MSG SportsNet are widely carried by major Distributors in our region, with an average combined reach of approximately 4.1 million viewing subscribers (as of the most recent available monthly information) in our Regional Territory. MSG Network and MSG Sportsnet are also carried nationally by certain Distributors on sports tiers or in similar packages.

In June 2023, MSG Networks introduced MSG+, a DTC and authenticated streaming product (replacing MSG GO), which allows subscribers to access MSG Network and MSG Sportsnet and on demand content across devices. MSG+ is available on a free, authenticated basis to subscribers of participating Distributors (including all of MSG Networks’ major Distributors), as well as for purchase by viewers on a DTC basis. In addition to monthly and annual DTC subscription options, in an innovative offering not currently available from any other regional sports network, MSG+ will also offer single game purchases of MSG Networks’ NBA and NHL teams.

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

The foundation of MSG Networks’ programming is its professional sports coverage. MSG Network and MSG Sportsnet feature a wide range of compelling sports content, including exclusive live local games and other programming of the Knicks, Rangers, Islanders, Devils and Sabres, as well as significant coverage of the New York Giants and Buffalo Bills. MSG Networks also showcases a wide array of other sports and entertainment programming, which includes Westchester Knicks basketball, New York Riptide lacrosse, NY/

NJ Gotham FC of the National Women’s Soccer League, NCAA basketball, soccer, baseball, softball and other college sporting events, as well as horse racing, soccer, poker, tennis, pickleball, mixed martial arts and boxing programs.

MSG Network and MSG Sportsnet collectively air hundreds of live professional games each year, along with a comprehensive lineup of other sporting events and original programming designed to give fans behind-the-scenes access and insight into the teams and players they love. This content includes pre- and post-game coverage throughout the seasons, along with team-related programming that features coaches and players, all of which capitalizes on the enthusiasm for the teams featured on MSG Network and MSG Sportsnet.

MSG Networks is also positioned as one of the premium destinations for sports gaming content. In Fiscal Year 2023, MSG Networks produced daily, original sports betting shows and multiple betting themed simulcasts for both NBA and NHL games that were each sponsored by one of the Company’s sports gaming partners. The original shows and segments featured a mix of sports gaming experts and former New York athletes covering betting-related topics across the sports world, from NBA and NHL to NFL, MLB, tennis, golf, and mixed martial arts.
Intellectual Property
We create, own and license intellectual property in the countries in which we operate, have operated or intend to operate, and it is our practice to protect our trademarks, brands, copyrights, inventions and other original and acquired works. We have registered many of our trademarks and have filed applications for certain others in the countries in which we operate or intend to operate. Additionally, we have filed and continue to file for patent protection in the countries where we operate or plan to operate, and we have been issued patents for key elements of Sphere. Our registrations and applications relate to trademarks and inventions associated with, among other of our brands, Sphere, The Sphere Experience, Sphere Studios, Sphere Immersive Sound and MSG Networks. We believe our ability to maintain and monetize our intellectual property rights, including the technology and content developed for Sphere, The Sphere Experience, MSG Networks (including our DTC and authenticated streaming product, MSG+), and our brand logos, are important to our business, our brand-building efforts and the marketing of our products and services. We cannot predict, however, whether steps taken by us to protect our proprietary rights will be adequate to prevent misappropriation of these rights or protect against vulnerability to oppositions or cancellation actions due to non-use. See “— Item 1A. Risk Factors — Risks Related to Cybersecurity and Intellectual Property — We May Become Subject to Infringement or Other Claims Relating to Our Content or Technology ” “— Theft of Our Intellectual Property May Have a Material Negative Effect on Our Business and Results of Operations.”
Other Investments
Our Company explores investment opportunities that strengthen its existing position within the entertainment landscape and/or allow us to exploit our assets and core competencies for growth.
In Fiscal Year 2019, the Company acquired a 30% interest in SACO Technologies Inc. (“SACO”), a global provider of high-performance LED video lighting and media solutions. The Company is utilizing SACO as a preferred display technology provider for Sphere and is benefiting from agreed-upon commercial terms. In addition, the Company also has other investments in various entertainment and related technology companies, accounted for under the equity method.
In Fiscal Year 2018, the Company acquired a 25% interest in Holoplot GmbH (“Holoplot”), a global leader in 3D audio technology based in Berlin, Germany. The Company has partnered with Holoplot to create the world's largest, fully integrated concert-grade audio system that we believe will revolutionize immersive audio experiences for Sphere in Las Vegas. In January 2023, the Company, through an indirect subsidiary, extended financing to Holoplot in the form of a three-year convertible loan of €18.8 million, equivalent to $20.5 million using the applicable exchange rate at the time of the transaction.
On April 20, 2023, the Company distributed approximately 67% of the outstanding common stock of MSG Entertainment to its stockholders, with the Company retaining approximately 33% of the outstanding common stock of MSG Entertainment (in the form of Class A common stock) immediately following the MSGE Distribution. Following the sale of a portion of the MSGE Retained Interest on June 27, 2023 and our repayment of the delayed draw term loan (further discussed below) with MSG Entertainment through the use of shares of MSG Entertainment Class A common stock, we now hold approximately 17% of the outstanding common stock of MSG Entertainment (in the form of MSG Entertainment Class A common stock), based on 49,128,231 total shares of MSG Entertainment common stock outstanding as of August 18, 2023.
See Note 7. Investments in Nonconsolidated Affiliates, to the consolidated financial statements included in Item 8 of this Annual Report on Form 10-K for further details.
Our Community
Sphere Entertainment is committed to supporting the communities we serve through a variety of important initiatives.
As we approach the opening of Sphere in Las Vegas in September 2023, Sphere has already begun supporting the greater Las Vegas community. This includes engaging with various non-profits that serve diverse populations in Clark County, such as donating more than 5,000 back-to-school supplies to support the Boys & Girls Club of Southern Nevada – which is also a partner organization of the Garden of Dreams Foundation (“GDF”), a non-profit charity that works with the Company and is dedicated to bringing life-changing opportunities to young people in need.
We are likewise engaged in the London community, where we have announced plans to build another Sphere venue, pending necessary approvals. In East London we have focused on providing opportunities for local students to learn about careers in the entertainment industry, such as partnering with the University of East London to mentor students as part of our Student Associate internship program. We’ve also partnered with local institutions such as Theatre Royal Stratford East to host performance opportunities and talent development for up-and-coming local artists.
MSG Networks also works closely with the Garden of Dreams Foundation on various initiatives, particularly through MSG Classroom. Founded in 2007, MSG Classroom is an Emmy award winning educational initiative that teaches high school students about the media industry through hands-on learning opportunities in areas such as broadcasting, script writing and production, working directly with employees of MSG Networks.
The Company’s 2022 Corporate Social Responsibility Report can be found on our website under “Our Community.”
Garden of Dreams Foundation
The centerpiece of the Company’s philanthropy is GDF. Since it was established in 2006, GDF has donated nearly $75 million in grants and other donations, impacting more than 425,000 young people and their families. GDF focuses on young people facing illness or financial challenges, as well as children of uniformed personnel who have been lost or injured while serving our communities. In partnership with the Company, MSG Entertainment and MSG Sports, GDF provides young people in our communities with access to educational and skills opportunities; mentoring programs and memorable experiences that enhance their lives, help shape their futures and create lasting joy. Each year, as part of its Season of Giving, GDF partners with MSG Sports’ New York Knicks and New York Rangers, and MSG Entertainment’s Radio City Rockettes on a wide range of charitable programs. GDF further supports its mission by providing a core group of non-profit partners with critical funding to contribute to their long-term success.
Regulation
The rules, regulations, policies and procedures affecting our business are subject to change. The following paragraphs describe the existing legal and regulatory requirements that are most significant to our business today; they do not purport to describe all present and proposed laws and regulations affecting our business.
Our Sphere business is subject to the general powers of federal, state and local government, as well as foreign governmental authorities, to deal with matters of health, public safety and operations.
Venue Licenses
Sphere, like all public spaces, is subject to building and health codes and fire regulations imposed by state and local government, as well as zoning and outdoor advertising and signage regulations. Sphere requires a number of licenses to operate, including, but not limited to, occupancy permits, exhibition licenses, food and beverage permits, liquor licenses, signage entitlements and other authorizations. We are also subject to statutes that generally provide that serving alcohol to a visibly intoxicated or minor guest is a violation of the law and may provide for strict liability for certain damages arising out of such violations. In addition, we are subject to the federal Americans with Disabilities Act (and related state and local statutes), which requires us to maintain certain accessibility features at our facilities. We are also subject to environmental laws and regulations. See “ Item 1A. Risk Factors — Operational and Economic Risks — We Are Subject to Extensive Governmental Regulation and Changes in These Regulations and Our Failure to Comply with Them May Have a Material Negative Effect on Our Business and Results of Operations.”
Labor
Our business is also subject to regulation regarding working conditions, overtime and minimum wage requirements. See “Item 1A. Risk Factors — Operational and Economic Risks — Labor Matters May Have a Material Negative Effect on Our Business and Results of Operations.”
Ticket Sales
Our Sphere business is subject to legislation governing the sale and resale of tickets and consumer protection statutes generally.
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
The data protection landscape is rapidly evolving in the United States. For example, California passed a comprehensive data privacy law, the California Consumer Privacy Act of 2018 (the “CCPA”), and other states including Virginia, Colorado, Utah and Connecticut have also passed similar laws, and various additional states may do so in the near future. Additionally, the California Privacy Rights Act (the “CPRA”) imposes additional data protection obligations on covered businesses, including additional consumer rights procedures and obligations, limitations on data uses, new audit requirements for higher risk data, and constraints on certain uses of sensitive data. The majority of the CPRA provisions went into effect on January 1, 2023, and additional compliance investment and potential business process changes may be required. Further, there are several legislative proposals in the United States, at both the federal and state level, that could impose new privacy and security obligations.
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
FCC Regulations
Our MSG Networks business is also subject to regulation by the Federal Communications Commission (the “FCC”). The FCC imposes regulations directly on programming networks and also on certain Distributors in a manner that affects programming networks indirectly.
Closed Captioning
Our programming networks must provide closed captioning of video programming for the hearing impaired and meet certain captioning quality standards. The FCC and certain of our affiliation agreements require us to certify compliance with such standards. We are also required to provide closed captioning on certain video content delivered via the Internet, and ensure that our website and applications offering video content comply with certain captioning functionality and other requirements.
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
Website and Mobile Application Requirements
Our Sphere and MSG Networks businesses are also subject to certain regulations applicable to our Internet websites and mobile applications. We maintain various websites and mobile applications that provide information and content regarding our business, offer merchandise and tickets for sale, offer live and on-demand streaming content, make available sweepstakes and/or contests and offer hospitality services. The operation of these websites and applications may be subject to third-party application store requirements, as well as a range of federal, state and local laws including those related to privacy and protection of personal information, accessibility for persons with disabilities and consumer protection regulations. In addition, to the extent any of our websites seek to collect information from children under 13 years of age, they may be subject to the Children’s Online Privacy Protection Act, which places restrictions on websites’ and online services’ collection and use of personally identifiable information online from children under age 13 without parental consent.
Competition
Competition in Our Sphere Business
Our Sphere business competes, in certain respects and to varying degrees, for guests, advertisers and marketing partners with other leisure-time activities such as television, radio, motion pictures, sporting events and other live performances, entertainment and nightlife venues, the Internet, social media and social networking platforms, online and mobile services, and the large number of other entertainment and public attraction options available to members of the public, advertisers and marketing partners. While Sphere will offer first-of-its-kind immersive opportunities, our Sphere business typically represents a competing use for the public’s entertainment dollars, as well as corporate advertising and sponsorship dollars. The primary geographic area in which we operate, Las Vegas, is a highly competitive entertainment destination, with numerous showrooms, stadiums and arenas, performance residencies, museums, galleries and other attractions available to the public. We compete with these other entertainment and advertising options on the basis of the quality and pricing of our offerings and the public’s interest in our content and advertising and marketing partnership offerings.
We compete for bookings with a large number of other venues, both in Las Vegas where Sphere is located and in alternative locations capable of booking traditional productions and events, which venues may be more familiar to performers who may not be willing to take advantage of the immersive experiences and next generation technologies that Sphere offers (which cannot be re-used in other venues). Generally, we compete for bookings on the basis of the size, quality, expense and nature of the venue required for the booking. Some of our competitors may have a larger network of venues and/or greater financial resources. See “Item 1A. Risk Factors — Operational and Economic Risks — Our Businesses Face Intense and Wide-Ranging Competition That May Have a Material Negative Effect on Our Business and Results of Operations.
Competition in Our MSG Networks Business
Distribution of Programming Networks
The business of distributing programming networks is highly competitive. Our programming networks face competition from other programming networks, including other regional sports and entertainment networks, for the right to be carried by a particular Distributor, and for the right to be carried on the service tier(s) that will attract the most subscribers. Once a programming network of ours is carried by a Distributor, that network competes for viewers not only with the other programming networks available through the Distributor, but also with pay-per-view programming and video on demand offerings, as well as Internet and online streaming and DTC and on demand services, mobile applications, social media and social networking platforms, radio, print media, motion picture theaters, home video, and other sources of information, sporting events and entertainment. Each of the following competitive factors is important to our networks: the prices we charge for our programming networks; the variety, quantity and quality (in particular, the performance of the sports teams whose media rights we control), of the programming offered on our networks; and the effectiveness of our marketing efforts.

Our ability to successfully compete with other programming networks for distribution may be hampered because the Distributors may be affiliated with those other programming networks. In addition, because such affiliated Distributors may have a substantial number of subscribers, the ability of such competing programming networks to obtain distribution on affiliated Distributors may lead to increased subscriber and advertising revenue for such networks because of their increased penetration compared to our programming networks. Even if such affiliated Distributors carry our programming networks, there is no assurance that such Distributors will not place their affiliated programming network on more desirable tier(s) or otherwise favor their affiliated programming network, thereby giving the affiliated programming network a competitive advantage over our own.
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
In addition, content providers (such as certain broadcast and cable networks) and new content developers, Distributors and syndicators are distributing programming directly to consumers on a DTC basis. In addition to existing direct-to-consumer streaming services such as Amazon Prime, Hulu, Netflix, Apple TV+, Disney+, Max and Peacock, additional services have launched and more will likely launch in the near term, which may include sports-focused services that may compete with our networks for viewers and advertising revenue. Such DTC distribution of content has contributed to consumers eliminating or downgrading their pay television subscription, which results in certain consumers not receiving our programming networks. We recently introduced our own DTC product, which provides consumers an alternative to accessing our programming through our Distributors, but there can be no assurance that we will successfully execute our strategy for such offering. Our DTC offering represents a new consumer offering for which we have limited prior experience and we may not be able to successfully predict the demand for such product or the impact such product may have on our traditional distribution business, including with respect to renewals of our affiliation agreements with Distributors. In addition, the success of our DTC product will depend on a number of factors, including competition from other DTC products, such as offerings from other regional sports networks.
See “Item 1A. Risk Factors — Operational and Economic Risks — Our Businesses Face Intense and Wide-Ranging Competition That May Have a Material Negative Effect on Our Business and Results of Operations.” and “ Item 1A. Risk Factors — Risks Related to Our MSG Networks Business — We May Not Be Able to Adapt to New Content Distribution Platforms or to Changes in Consumer Behavior Resulting From Emerging Technologies, Which May Have a Material Negative Effect on Our Business and Results of Operations.”
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
Competition for Sports Programming Sources
Because the loyalty of the sports viewing audience to a sports programming network is primarily driven by loyalty to a particular team or teams, access to adequate sources of sports programming is particularly critical to our networks. In connection with the spinoff of MSG Sports from MSG Networks in September 2015 (the “2015 Sports Distribution”), MSG Networks entered into long-term media rights agreements with the Knicks and Rangers providing MSG Networks with the exclusive live local media rights to their games. MSG Networks also has media rights agreements with the Islanders, Devils and Sabres. Our rights with respect to these professional teams may be limited in certain circumstances due to rules imposed by the leagues in which they compete. Our programming networks compete for telecast rights for teams or events principally with national or regional programming networks that specialize in, or carry, sports programming, local and national commercial broadcast television networks, independent syndicators that acquire and resell such rights nationally, regionally and locally, streaming outlets and other Internet and mobile-based distributors of programming. Some of our competitors may own or control, or are owned or controlled by, or otherwise affiliated with, sports teams, leagues or sports promoters, which gives them an advantage in obtaining telecast rights for such teams or sports. For example, two professional sports teams located in New York have ownership interests in programming networks featuring the games of their teams. Distributors may also contract directly with the sports teams in their local service areas for the right to distribute games on their platforms.

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
Competition for Advertising Revenue
The level of our advertising revenue depends in part upon unpredictable and volatile factors beyond our control, such as viewer preferences, the performance of the sports teams whose media rights we control, the quality and appeal of the competing programming and the availability of other entertainment activities. See “ Item 1A. Risk Factors — Risks Related to Our MSG Networks Business — We Derive Substantial Revenues From the Sale of Advertising and Those Revenues Are Subject to a Number of Factors, Many of Which Are Beyond Our Control.”
Supplier Diversity
We are committed to fostering an inclusive environment across all areas of our business. In partnership with MSG Entertainment and MSG Sports, our business and supplier diversity program seeks to strengthen relationships with diverse suppliers of goods and services and provide opportunities to do business with each of the three companies. See “Human Capital Resources — Diversity and Inclusion.”
Human Capital Resources
We believe the strength of our workforce is one of the significant contributors to our success. Our key human capital management objectives are to invest in and support our employees in order to attract, develop and retain a high performing and diverse workforce.
Diversity and Inclusion (“D&I”)
We aim to create an employee experience that fosters the Company’s culture of respect and inclusion. By welcoming the diverse perspectives and experiences of our employees, we all share in the creation of a more vibrant, unified, and engaging place to work. Together with MSG Entertainment and MSG Sports, we have furthered these objectives under our expanded Talent Management, Diversity and Inclusion function, including:
Workforce: Embedding Diversity and Inclusion through Talent Actions
•Created a common definition of “potential” and an objective potential assessment to de-bias talent review conversations so employees have an opportunity to learn, grow and thrive. Implemented quarterly performance and career conversations to facilitate regular conversations between managers and employees about goals, career growth and productivity.
•Integrated D&I best practices into our performance management and learning and development strategies with the goal of driving more equitable outcomes.
•Developed an Emerging Talent List to expand our talent pool to better identify and develop high performing diverse talent for expanded roles and promotion opportunities.
Workplace: Building an Inclusive and Accessible Community
•Redoubled our efforts with the MSG Diversity & Inclusion Heritage Month enterprise calendar to acknowledge and celebrate culturally relevant days and months of recognition, anchored by our six employee resource groups (“ERGs”): Asian Americans and Pacific Islanders (AAPI), Black, LatinX, PRIDE, Veterans, and Women. Increased combined ERG involvement from 622 members in Fiscal Year 2022 to 1,120 members in Fiscal Year 2023 (an increase of 80.1%), which includes employees from the Company, MSG Entertainment and MSG Sports.
•Revamped our Conscious Inclusion Awareness Experience, a training program, and created two required educational modules focused on unconscious bias and conscious inclusion within our learning management system. As of June 30, 2023, over 90% of employees across the Company, MSG Entertainment and MSG Sports have completed both required trainings either through the e-modules or through live training sessions.
•Broadened our LGBTQ+ inclusivity strategy by launching new gender pronoun feature within the employee intranet platform, hosted live allyship and inclusivity trainings, and launched toolkit resources for employees to learn and develop. Together with the PRIDE ERG, marched in the 2022 and 2023 NYC Pride Parades. Hosted a community conversations series focused on “Finding Your Voice as an LGBTQ+ Professional” with a prominent LGBTQ+ elected official and employees of the Company, MSG Entertainment and MSG Sports.

Community: Bridging the Divide through Expansion to Diverse Stakeholders

•Focused on connecting with minority-owned businesses to increase the diversity of our vendors and suppliers by leveraging ERGs and our community, which creates revenue generating opportunities for diverse suppliers to promote their businesses and products. In Fiscal Year 2023, the Company and MSG Sports hosted a multi-city holiday market event featuring twenty underrepresented businesses in New York City and Burbank.
•Invested in an external facing supplier diversity portal on our website, which launched in Fiscal Year 2023. The portal is intended to expand opportunities for the Company, MSG Entertainment and MSG Sports to do business with diverse suppliers, including minority-, women-, LGBTQ+- and veteran-owned businesses.
•Strengthened our commitment to higher education institutions to increase campus recruitment pipelines. In partnership with the Knicks and our social impact team, we and MSG Sports hosted the 2nd Annual Historically Black Colleges and Universities (“HBCU”) Night highlighting the important contributions of these institutions and awarded a $60,000 scholarship to a New York City high school student.
Talent
As of June 30, 2023, we had approximately 690 full-time union and non-union employees and approximately 410 part-time union and non-union employees.
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
As of June 30, 2023, approximately 29% of our employees were represented by unions. Approximately 10% of such union employees are subject to collective bargaining agreements (“CBAs”) that expired as of June 30, 2023 and approximately 67% are subject to CBAs that will expire by June 30, 2024 if they are not extended prior thereto. Labor relations can be volatile, though our current relationships with our unions taken as a whole are positive. We have from time to time faced labor action or had to make contingency plans because of threatened or potential labor actions.
Financial Information about Segments and Geographic Areas
Substantially all revenues and assets of the Company’s reportable segments are attributed to or located in the United States. A majority of the Company’s revenues and assets are concentrated in the New York City metropolitan area and Las Vegas. Financial information by business segments for each of Fiscal Years 2023, 2022, and 2021 is set forth in “Part II — Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations” and “Part II — Item 8. Financial Statements and Supplementary Data — Consolidated Financial Statements — Notes to Consolidated Financial Statements — Note 18. Segment Information.”
Available Information
Our telephone number is (725) 258-0001, our website is http://www.sphereentertainmentco.com and the investor relations section of our website is http://investor.sphereentertainmentco.com. We make available, free of charge through the investor relations section of our website, annual reports on Form 10-K, quarterly reports on Form 10-Q and current reports on Form 8-K and amendments to those reports filed or furnished pursuant to Section 13(a) or 15(d) of the Securities Exchange Act of 1934, as amended, as well as proxy statements, as soon as reasonably practicable after we electronically file such material with, or furnish it to, the Securities and Exchange Commission (“SEC”) at http://www.sec.gov. Copies of these filings are also available on the SEC’s website. References to our website in this report are provided as a convenience and the information contained on, or available through, our website is not part of this or any other report we file with or furnish to the SEC.
Investor Relations can be contacted at Sphere Entertainment Co., Two Penn Plaza, New York, New York 10121, Attn: Investor Relations, telephone: 212-465-6618, e-mail: investor@sphereentertainmentco.com. We use the following, as well as other social media channels, to disclose public information to investors, the media and others:
•Our website (www.sphereentertainmentco.com);

•Our LinkedIn account (www.linkedin.com/company/sphere-entertainment-co/);
•Our X (formerly Twitter) account (x.com/SphereVegas); and
•Our Instagram account (instagram.com/spherevegas).
Our officers may use similar social media channels to disclose public information. It is possible that certain information we or our officers post on our website and on social media could be deemed material, and we encourage investors, the media and others interested in Sphere Entertainment to review the business and financial information we or our officers post on our website and on the social media channels identified above. The information on our website and those social media channels is not incorporated by reference into this Form 10-K.

Item 1A. Risk Factors
Summary of Risk Factors
The following is a summary of the principal risks that could adversely affect our business, operations and financial results. For a more complete discussion of the material risks facing our business, please see below.
Risks Related to Our Sphere Business
•The success of our Sphere business depends on the popularity of The Sphere Experience, as well as our ability to attract advertisers and marketing partners, and audiences and artists to concerts, residencies and other events at Sphere in Las Vegas.
•The Company is completing construction of its first state-of-the-art venue in Las Vegas. Our Sphere business uses cutting-edge technologies and requires significant investments, including for The Sphere Experience (and related original immersive productions) and other offerings. There can be no assurance that Sphere will be successful.
•We depend on licenses from third parties for the performance of musical works at our venue.
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
•We may not be able to adapt to new content distribution platforms or to changes in consumer behavior resulting from emerging technologies, which may have a material negative effect on our business and results of operations.
•If the rate of decline in the number of subscribers to traditional MVPD services continues or these subscribers shift to other services or bundles that do not include the Company’s programming networks, there may be a material negative effect on the Company’s affiliation revenues.
•We derive substantial revenues from the sale of advertising and those revenues are subject to a number of factors, many of which are beyond our control.
•Our MSG Networks business depends on media rights agreements with professional sports teams that have varying durations and terms and include significant obligations, and our inability to renew those agreements on acceptable terms, or the loss of such rights for other reasons, may have a material negative effect on our MSG Networks business and results of operations.
•Our MSG Networks business is substantially dependent on the popularity of the NBA and NHL teams whose media rights we control. The actions of the NBA and NHL may have a material negative effect on our MSG Networks business and results of operations.
•Our MSG Networks business depends on the appeal of its programming, which may be unpredictable, and increased programming costs may have a material negative effect on our business and results of operations.
Operational and Economic Risks
•Our businesses face intense and wide-ranging competition that may have a material negative effect on our business and results of operations.
•Our operations and operating results were materially impacted by the COVID-19 pandemic and actions taken in response by governmental authorities and certain professional sports leagues, and a resurgence of the COVID-19 pandemic or another pandemic or public health emergency could adversely affect our business and results of operations.
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

•We are subject to extensive governmental regulation and changes in these regulations and our failure to comply with them may have a material negative effect on our business and results of operations.
•Labor matters may have a material negative effect on our business and results of operations.
•The unavailability of systems upon which we rely may have a material negative effect on our business and results of operations.
•There is a risk of injuries and accidents in connection with Sphere, which could subject us to personal injury or other claims; we are subject to the risk of adverse outcomes in other types of litigation.
•We face risks from doing business internationally.
Risks Related to Our Indebtedness, Financial Condition, and Internal Control
•We have substantial indebtedness and are highly leveraged, which could adversely affect our business if our subsidiaries are not able to make payments on, or repay or refinance, such debt under their respective credit facilities (including refinancing the MSG Networks debt prior to its maturity in October 2024), or if we are not able to obtain additional financing, to the extent required.
•We may require additional financing to fund certain of our obligations, ongoing operations, and capital expenditures, the availability of which is uncertain.
•We have incurred substantial operating losses, adjusted operating losses and negative cash flow and there is no assurance we will have operating income, adjusted operating income or positive cash flow in the future.
•Material weaknesses or adverse findings in our internal control over financial reporting in the future could have an adverse effect on the market price of our common stock.
Risks Related to Cybersecurity and Intellectual Property
•We face continually evolving cybersecurity and similar risks, which could result in loss, disclosure, theft, destruction or misappropriation of, or access to, our confidential information and cause disruption of our business, damage to our brands and reputation, legal exposure and financial losses.
•We may become subject to infringement or other claims relating to our content or technology.
•Theft of our intellectual property may have a material negative effect on our business and results of operations.
Risks Related to Governance and Our Controlled Ownership
•We are materially dependent on our affiliated entities’ performances under various agreements.
•The MSGE Distribution could result in significant tax liability. We may have a significant indemnity obligation to MSG Entertainment if the MSGE Distribution is treated as a taxable transaction.
•We are controlled by the Dolan family. As a result of their control, the Dolan family has the ability to prevent or cause a change in control or approve, prevent or influence certain actions by the Company.
•We share certain directors, officers and employees with MSG Sports, MSG Entertainment and/or AMC Networks, which means those individuals do not devote their full time and attention to our affairs. Additionally, our overlapping directors and officers with MSG Sports, MSG Entertainment and/or AMC Networks may result in the diversion of corporate opportunities and other conflicts.
Risks Related to Our Sphere Business
The Success of Our Sphere Business Depends on the Popularity of The Sphere Experience, as Well as Our Ability to Attract Advertisers and Marketing Partners, and Audiences and Artists to Concerts, Residencies and Other Events at Sphere in Las Vegas. If The Sphere Experience Does Not Appeal to Customers or We Are Unable to Attract Advertisers and Marketing Partners, There Will be a Material Negative Effect on Our Business and Results of Operations.
The financial results of our Sphere business are largely dependent on the popularity of The Sphere Experience, which will feature original immersive productions that can run multiple times per day, year-round and are designed to utilize the full breadth of the venue’s next-generation technologies. The Sphere Experience will employ novel and transformative technologies for which there is no established basis of comparison, and there is an inherent risk that we may be unable to achieve the level of success appropriate for the significant investment involved. Fan and consumer tastes also change frequently and it is a challenge to anticipate what will be successful at any point in time. Should the popularity of The Sphere Experience not meet our expectations, our revenues from ticket sales, and concession and merchandise sales would be adversely affected, and we might not be able to replace the lost revenue with revenues from other sources. As a result of any of the foregoing, we may not be able to generate sufficient revenues to cover our costs, which could adversely impact our business and results of operations and the price of our Class A Common Stock.

Initially, our Sphere business will only have access to one original immersive production, called Postcard from Earth. The risk of reliance on The Sphere Experience described above is exacerbated by the lack of availability of alternative content if Postcard from Earth is not successful in attracting guests. If The Sphere Experience is not successful, we will not have sufficient capital to develop a second original immersive production. In that event, Sphere in Las Vegas will need to rely on live entertainment offerings to be successful and to generate enough capital to develop a second original immersive production or partner with third parties.
Additionally, our Sphere business is also dependent on our ability to attract advertisers and marketing partners to our signage, digital advertising and partnership offerings. Advertising revenues depend on a number of factors, such as the reach and popularity of our venue (including risks around consumer reactions to advertisers and marketing partners), the health of the economy in the markets our businesses serve and in the nation as a whole, general economic trends in the advertising industry and competition with respect to such offerings. Should the popularity of our advertising assets not meet our expectations, our revenues would be adversely affected, and we might not be able to replace the lost revenue with revenues from other sources, which could adversely impact our business and results of operations and the price of our Class A Common Stock.
The success of our Sphere business will also depend upon our ability to offer live entertainment that is popular with guests. While the Company believes that these next-generation venues will enable new experiences and innovative opportunities to engage with audiences, there can be no assurance that guests, artists, promoters, advertisers and marketing partners will embrace this new platform. We contract with promoters and others to provide performers and events at Sphere and Sphere grounds. There may be a limited number of popular artists, groups or events that are willing to take advantage of the immersive experiences and next generation technologies (which cannot be re-used in other venues) or that can attract audiences to Sphere, and our business would suffer to the extent that we are unable to attract such artists, groups and events willing to perform at our venue.
The Company Is Completing Construction of its First State-of-the-Art Venue in Las Vegas, While Pursuing a Potential Venue in London. Sphere Uses Cutting-Edge Technologies and Requires Significant Capital Investment by the Company. There Can Be No Assurance That Sphere Will Be Successful.
The Company is progressing with its venue strategy to create, build and operate new music and entertainment-focused venues — called Sphere — that use cutting-edge technologies to create the next generation of immersive experiences. There is no assurance that the Sphere initiative will be successful. We are completing construction of our first Sphere in Las Vegas. See “Item 1. Our Business — — Sphere.”
The costs to build Sphere have been substantial. While it is always difficult to provide a definitive construction cost estimate for large-scale construction projects, it has been particularly challenging for one as unique as Sphere. In May 2019, the Company’s preliminary cost estimate for Sphere in Las Vegas was approximately $1.2 billion. This estimate was based only upon schematic designs for purposes of developing the Company’s budget and financial projections. In February 2020, we announced that our cost estimate, inclusive of core technology and soft costs, for Sphere in Las Vegas was approximately $1.66 billion and subsequently increased that cost estimate, which excluded significant capitalized and non-capitalized costs for items such as content creation, internal labor, capitalized interest, and furniture and equipment. As of the date of this filing, we estimate that the final project construction costs for Sphere in Las Vegas will be approximately $2.3 billion. This cost estimate is net of $75 million that the Venetian has agreed to pay to defray certain construction costs. Relative to our cost estimate above, our actual construction costs for Sphere in Las Vegas paid through August 18, 2023 were approximately $2.25 billion, which is net of $65 million received from The Venetian.
For more information regarding the costs of Sphere, see “Part II — Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations — Liquidity and Capital Resources — Sphere.”
In light of the ambitious and unique design of Sphere, including the use of technologies that have not previously been employed in major entertainment venues, the risk of delays and higher than anticipated costs are elevated. As the Company completes construction of its Las Vegas venue, which is expected to open in September 2023, the Company may still face unexpected project delays and other complications.
We may also continue to explore additional domestic and international markets where these next-generation venues are expected to be successful. The design of future Spheres will be flexible to accommodate a wide range of sizes and capacities – from large-scale to smaller and more intimate – based on the needs of any individual market. In connection with the construction of future Sphere venues, the Company may need to obtain additional capital beyond what is available from cash-on-hand and cash flows from operations. While the Company has self-funded the construction of Sphere in Las Vegas, the Company’s intention for future venues is to utilize several options, such as joint ventures, equity partners, a managed venue model and non-recourse debt financing. There is no assurance that we would be able to obtain financing for any costs relating to any future venues on terms favorable to us or at all.
In February 2018, we announced the purchase of land in Stratford, London, which we expect will become home to a future Sphere. The Company submitted a planning application to the local planning authority in March 2019 and that process, which requires various stages of review to be completed and approvals to be granted, is ongoing. Therefore, we do not have a definitive timeline at this time.

Sphere employs novel and transformative technologies and new applications of existing technologies. As a result, there can be no assurance that Sphere will achieve the technical, operational and artistic goals the Company is seeking. Any failure to do so could have a material negative effect on our business and results of operations.
While the Company believes that these next-generation venues will enable new experiences and innovative opportunities to engage with audiences, there can be no assurance that guests, artists, promoters, advertisers and marketing partners will embrace this new platform. The substantial cost of building Sphere in Las Vegas, as well as the costs and/or financing needs with respect to Sphere in London, may constrain the Company’s ability to undertake other initiatives during these multi-year construction periods. Given our strategy of using original immersive productions across multiple venues, our Sphere initiative may not be successful unless we can develop additional venues.
Our Sphere Business Strategy Includes the Development of The Sphere Experience and Related Original Immersive Productions, Which Could Require Us to Make Considerable Investments for Which There Can Be No Guarantee of Success.
As part of our Sphere business strategy, we intend to develop The Sphere Experience and related original immersive productions, which could require significant upfront expense that may never result in a viable production, as well as investment in creative processes, commissioning and/or licensing of intellectual property, casting and advertising and may lead to dislocation of other alternative sources of entertainment that may have played in our venue absent these productions. As of June 30, 2023, we had invested approximately $61 million in developing the first original immersive production called Postcard from Earth, and there can be no assurances as to the cost of future immersive productions, which we expect to be significant. To the extent that any efforts at creating new immersive productions do not result in a viable offering, or to the extent that any such productions do not achieve expected levels of popularity among audiences, we may not recover the substantial expenses we previously incurred for non-capitalized investments, or may need to write-off all or a portion of capitalized investments. In addition, any delay in launching such productions could result in the incurrence of operating costs which may not be recouped. The incurrence of such expenses or the write-off of capitalized investments could adversely impact our business and results of operations and the price of our Class A Common Stock.
We Depend on Licenses from Third Parties for the Performance of Musical Works at Our Venue, the Loss of Which or Renewal of Which on Less Favorable Terms May Have a Negative Effect on Our Business and Results of Operations.
We have obtained and will be required to obtain public performance licenses from music performing rights organizations, commonly known as “PROs,” in connection with the performance of musical works at concerts and certain other live events held at Sphere. In exchange for public performance licenses, PROs are paid a per-event royalty, traditionally calculated either as a percentage of ticket revenue or a per-ticket amount. The PRO royalty obligation of any individual event is generally paid by, or charged to, the promoter of the event.
If we are unable to obtain these licenses, or are unable to obtain them on favorable terms consistent with past practice, it may have a negative effect on our business and results of operations. An increase in the royalty rate and/or the revenue base on which the royalty rate is applied could substantially increase the cost of presenting concerts and certain other live events at our venue. If we are no longer able to pass all or a portion of these royalties on to promoters (or other venue licensees), it may have a negative effect on our business and results of operations.
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
MSG Networks’ success is dependent upon affiliation relationships with a limited number of Distributors. Existing affiliation agreements of our programming networks expire during each of the next several years and we cannot provide assurances that we will be able to renew these affiliation agreements or obtain terms as attractive as our existing agreements in the event of a renewal. For example, we were not able to renew our affiliation agreement with Comcast when it expired in September 2021.

Affiliation fees constitute a significant majority of our MSG Networks revenues. Changes in affiliation fee revenues generally result from a combination of changes in rates and/or changes in subscriber counts. Reductions in the license fees that we receive per subscriber or in the number of subscribers for which we are paid, including as a result of a loss of or reduction in carriage of our programming networks or a loss of subscribers by one or more of our Distributors, have in the past adversely affected (e.g., the non-renewal with Comcast) and will in the future adversely affect our affiliation fee revenue. For example, our affiliation fee revenue declined $67.3 million in Fiscal Year 2023 compared to Fiscal Year 2022. Subject to the terms of our affiliation agreements, Distributors from time to time introduce, market and/or modify tiers of programming networks that impact the number of subscribers that receive our programming networks, including tiers of programming that may exclude our networks. Any loss or reduction in carriage would also decrease the potential audience for our programming, which may adversely affect our advertising revenues. See “— If the Rate of Decline in the Number of Subscribers to Traditional MVPDs Services Increases or These Subscribers Shift to Other Services or Bundles That Do Not Include the Company’s Programming Networks, There May Be a Material Negative Effect on the Company’s Affiliation Revenues.”
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
Occasionally, we may have disputes with Distributors over the terms of our affiliation agreements. If not resolved through business discussions, such disputes could result in administrative complaints, litigation and/or actual or threatened termination of an existing agreement. The loss of any of our significant Distributors, the failure to renew on terms as attractive as our existing agreements (or to do so in a timely manner) or disputes with our counterparties relating to the interpretation of their agreements with us, could result in our inability to generate sufficient revenues to perform our obligations under our agreements or otherwise materially negatively affect our business and results of operations.
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
We May Not Be Able to Adapt to New Content Distribution Platforms or to Changes in Consumer Behavior Resulting From Emerging Technologies, Which May Have a Material Negative Effect on Our Business and Results of Operations.
We must successfully adapt to technological advances in our industry and the manner in which consumers watch sporting events, including the emergence of alternative distribution platforms. Our ability to exploit new distribution platforms and viewing technologies may affect our ability to maintain and/or grow our business. Emerging forms of content distribution provide different economic models and compete with current distribution methods in ways that are not entirely predictable. Such competition has reduced and could continue to reduce demand for our programming networks or for the offerings of our Distributors and, in turn, reduce our revenue from these sources. Content providers (such as certain broadcast and cable networks) and new content developers, Distributors and syndicators are distributing programming directly to consumers on a DTC basis. In addition to existing subscription direct-to-consumer streaming services such as Amazon Prime, Hulu, Netflix, Apple TV+, Disney+, ESPN+, Max and Peacock and free advertiser-supported streaming television (“FAST”) channels that are offered directly to consumers at no cost, additional services have launched and more will likely launch in the near term, which may include sports-focused services that may compete with our networks for viewers and advertising revenue. Such DTC distribution of content has contributed to consumers eliminating or downgrading their pay television subscription, which results in certain consumers not receiving our programming networks. If we are unable to offset this loss of subscribers through incremental distribution of our networks (including through our own direct-to-consumer offering) or through rate increases or other revenue opportunities, our business and results of operations will be adversely affected. Gaming, television and other console and device manufacturers, Distributors and others, such as Microsoft, Apple and Roku, are offering and/or developing technology to offer video programming, including in some cases, various DTC platforms.

Such changes have impacted and may continue to impact the revenues we are able to generate from our traditional distribution methods, by decreasing the viewership of our programming networks and/or by making advertising on our programming networks less valuable to advertisers.
In order to respond to these developments, we have in the past needed, and may in the future need, to implement changes to our business models and strategies and there can be no assurance that any such changes will prove to be successful or that the business models and strategies we develop will be as profitable as our current business models and strategies. For example, we introduced MSG SportsZone, a FAST channel which launched in January 2023. We also recently launched our DTC product, MSG+, but there can be no assurance that we will successfully execute our strategy for such offering. Our DTC offering represents a new consumer offering for which we have limited prior experience and we may not be able to successfully predict the demand for such DTC product or the impact such DTC product may have on our traditional distribution business, including with respect to renewals of our affiliation agreements with Distributors. In addition, the success of our DTC product may depend on a number of factors, including our ability to: (i) acquire and maintain direct-to-consumer rights from the professional sports teams and/or leagues we currently air on our networks; (ii) appropriately price our offering; (iii) offer competitive content and programming and (iv) ensure our direct-to-consumer technology operates efficiently. If we fail to adapt to emerging technologies, our appeal to Distributors and our targeted audiences might decline, which could have a material adverse impact on our business and results of operations.
If the Rate of Decline in the Number of Subscribers to Traditional MVPD Services Continues or These Subscribers Shift to Other Services or Bundles That Do Not Include the Company’s Programming Networks, There May Be a Material Negative Effect on the Company’s Affiliation Revenues.
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
If traditional MVPD service offerings are not attractive to consumers due to pricing, increased competition from DTC and other services, dissatisfaction with the quality of traditional MVPD services, poor economic conditions or other factors, more consumers may (i) cancel their traditional MVPD service subscriptions or choose not to subscribe to traditional MVPD services, (ii) elect to instead subscribe to DTC services, which in some cases may be offered at a lower price-point and may not include our programming networks or (iii) elect to subscribe to smaller bundles of programming which may not include our programming networks. If the rate of decline in the number of traditional MVPD service subscribers continues or if subscribers shift to DTC services or smaller bundles of programming that do not include the Company’s programming networks, this may have a material negative effect on the Company’s revenues.
We Derive Substantial Revenues From the Sale of Advertising and Those Revenues Are Subject to a Number of Factors, Many of Which Are Beyond Our Control.
Advertising revenues depend on a number of factors, many of which are beyond our control, such as: (i) team performance; (ii) whether live sports games are being played; (iii) the popularity of our programming; (iv) the activities of our competitors, including increased competition from other forms of advertising-based media (such as Internet, mobile media, other programming networks, radio and print media) and an increasing shift of advertising expenditures to digital and mobile offerings; (v) shifts in consumer viewing patterns, including consumers watching more ad-free content, non-traditional and shorter-form video content online, and the increased use of ad skipping functionality; (vi) increasing audience fragmentation caused by increased availability of alternative forms of leisure and entertainment activities, such as social networking platforms and video games; (vii) consumer budgeting and buying patterns; (viii) the extent of the distribution of our networks; (ix) changes in the audience demographic for our programming; (x) the ability of third parties to successfully and accurately measure audiences due to changes in emerging technologies and otherwise; (xi) the health of the economy in the markets our businesses serve and in the nation as a whole; and (xii) general economic trends in the advertising industry. A decline in the economic prospects of advertisers or the economy in general has in the past altered, and could in the future alter, current or prospective advertisers’ spending priorities, which could cause our revenues and operating results to decline significantly in any given period. Even in the absence of a general recession or downturn in the economy, an individual business sector that tends to spend more on advertising than other sectors may be forced to reduce its advertising expenditures if that sector experiences a downturn. In such case, a reduction in advertising expenditures by such a sector may adversely affect our revenues. See “— Operational and Economic Risks — Our Operations and Operating Results Were Materially Impacted by the COVID-19 Pandemic and Actions Taken in Response by Governmental Authorities and Certain Professional Sports Leagues, and a Resurgence of the COVID-19 Pandemic or Another Pandemic or Public Health Emergency Could Adversely Affect Our Business and Results of Operations.”

The pricing and volume of advertising has been affected by shifts in spending away from more traditional media toward online and mobile offerings or towards new ways of purchasing advertising, such as through automated purchasing, dynamic advertising insertion, third parties selling local advertising spots and advertising exchanges, some or all of which may not be as advantageous to the Company as current advertising methods.
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
Our MSG Networks Business Depends on Media Rights Agreements With Professional Sports Teams that Have Varying Durations and Terms and Include Significant Obligations, and Our Inability to Renew Those Agreements on Acceptable Terms, or the Loss of Such Rights for Other Reasons, May Have a Material Negative Effect on Our MSG Networks Business and Results of Operations.
Our MSG Networks business is dependent upon media rights agreements with professional sports teams. Our existing media rights agreements are generally long term, except a media rights agreement with one of our NHL teams expires following the end of the 2023-24 NHL season. Upon expiration, we may seek renewal of these agreements and, if we do, we may be outbid by competing programming networks or others for these agreements or the renewal costs could substantially exceed our costs under the current agreements. In addition, one or more of these teams may seek to establish their own programming offering or join one of our competitor’s offerings and, in certain circumstances, we may not have an opportunity to bid for the media rights.
Even if we are able to renew such media rights agreements, the Company’s results could be adversely affected if our obligations under our media rights agreements prove to be outsized relative to the revenues our MSG Networks segment is able to generate. Our media rights agreements with professional sports teams have varying terms and include significant obligations, which increase annually, without regard to the number of subscribers to our programming networks or the level of our affiliation and/or advertising revenues. If we are not able to generate sufficient revenues, including due to a loss of any of our significant Distributors or failure to renew affiliation agreements on terms as attractive as our existing agreements, we may be unable to renew media rights agreements on acceptable terms, or to perform our obligations under our existing media rights agreements, which could lead to a default under those agreements and the potential loss of such media rights, which could materially negatively affect our business and results of operations. In recent years, certain regional sports networks have experienced financial difficulties. For example, Diamond Sports Group, LLC, an unconsolidated subsidiary of Sinclair Broadcast Group, Inc., which licenses and distributes sports content in a number of regional markets, filed for protection under Chapter 11 of the bankruptcy code in March 2023.
Moreover, the value of our media rights agreements may also be affected by various league decisions and/or league agreements that we may not be able to control, including a decision to alter the number of games played during a season. The value of our media rights could also be affected, or we could lose such rights entirely, if a team is liquidated, undergoes reorganization in bankruptcy or relocates to an area where it is not possible or commercially feasible for us to continue to distribute games. Any loss or diminution in the value of rights could impact the extent of the sports coverage offered by us and could materially negatively affect our business and results of operations. In addition, our affiliation agreements generally include certain remedies in the event our networks fail to include a minimum number of professional event telecasts, and, accordingly, any loss of rights could materially negatively affect our business and results of operations. See “— The Success of Our MSG Networks Business Depends on Affiliation Fees We Receive Under Our Affiliation Agreements, the Loss of Which or Renewal of Which on Less Favorable Terms May Have a Material Negative Effect on Our Business and Results of Operations” and “— The Actions of the NBA and NHL May Have a Material Negative Effect on Our MSG Networks Business and Results of Operations.”
The Actions of the NBA and NHL May Have a Material Negative Effect on Our MSG Networks Business and Results of Operations.
The governing bodies of the NBA and the NHL have imposed, and may impose in the future, various rules, regulations, guidelines, bulletins, directives, policies and agreements (collectively, “League Rules”) that we may not be able to control, which could affect the value of our media rights agreements, including a decision to alter the number of games played during a season. For example, due to the COVID-19 pandemic and related government actions, decisions made by the NBA and NHL affected, and in the future could affect, our ability to produce and distribute live sports games on our networks. See “— Operational and Economic Risks — Our Operations and Operating Results Were Materially Impacted by the COVID-19 Pandemic and Actions Taken in Response by Governmental Authorities and Certain Professional Sports Leagues, and a Resurgence of the COVID-19 Pandemic or Another Pandemic or Public Health Emergency Could Adversely Affect Our Business and Results of Operations” Additionally, each league imposes rules that define the territories in which we may distribute games of the teams in the applicable league. Changes to these rules or other League Rules, or the adoption of new League Rules, could have a material negative effect on our business and results of operations.

Our MSG Networks Business is Substantially Dependent on the Popularity of the NBA and NHL Teams Whose Media Rights We Control.
Our MSG Networks segment has historically been, and we expect will continue to be, dependent on the popularity of the NBA and NHL teams whose local media rights we control and, in varying degrees, those teams achieving on-court and on-ice success, which can generate fan enthusiasm, resulting in increased viewership and advertising revenues. Furthermore, success in the regular season may qualify a team for participation in the post-season, which generates increased excitement and interest in the teams, which can improve viewership and advertising revenues. Some of our teams have not participated in the post-season for extended periods of time, and may not participate in the post-season in the future. For example, the Knicks have qualified for the post-season twice in the past 10 NBA seasons and the Sabres have not qualified for the post-season since the 2010-11 NHL season. In addition, if a team declines in popularity or fails to generate fan enthusiasm, this may negatively impact the terms on which our affiliate agreements are renewed. There can be no assurance that any sports team will generate fan enthusiasm or compete in post-season play and the failure to do so could result in a material negative effect on our business and results of operations.
Our MSG Networks Business Depends on the Appeal of Its Programming, Which May Be Unpredictable, and Increased Programming Costs May Have a Material Negative Effect on Our Business and Results of Operations.
Our MSG Networks business depends, in part, upon viewer preferences and audience acceptance of the programming on our networks. These factors are often unpredictable and subject to influences that are beyond our control, such as the quality and appeal of competing programming, general economic conditions and the availability of other entertainment options. We may not be able to successfully predict interest in proposed new programming and viewer preferences could cause new programming not to be successful or cause our existing programming to decline in popularity. If our programming does not gain or maintain the level of audience acceptance we, our advertisers, or Distributors expect, it could negatively affect advertising or affiliation fee revenues.
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
The Unavailability of Third Party Facilities, Systems and/or Software Upon Which Our MSG Networks Business Relies May Have a Material Negative Effect on Our Business and Results of Operations.
During Fiscal Year 2023, our MSG Networks business completed a transition of its signal transmission method from satellite delivery to a terrestrial, internet-protocol based transmission method, which uses third-party IP-based fiber transmission systems to transmit our programming services to Distributors. Notwithstanding certain back-up and redundant systems and facilities maintained by our third-party providers, transmissions or quality of transmissions may be disrupted, including as a result of events that may impair such terrestrial transmission facilities.
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
Operational and Economic Risks
Our Businesses Face Intense and Wide-Ranging Competition That May Have a Material Negative Effect on Our Business and Results of Operations.
Our businesses compete, in certain respects and to varying degrees, for guests, advertisers and viewers with other leisure-time activities such as television, radio, motion pictures, sporting events and other live performances, entertainment and nightlife venues, the Internet, social media and social networking platforms, and online and mobile services, including sites for online content distribution, video on demand and other alternative sources of entertainment and information, in addition to competing for concerts, residencies and performances with other event venues (including future venues and arenas) for total entertainment dollars in our marketplace.

Sphere business. The success of our Sphere business is largely dependent on the success of The Sphere Experience, which will feature first-of-its-kind immersive productions that can run multiple times per day, year-round and are designed to utilize the full breadth of the venue’s next-generation technologies. The Sphere Experience will employ novel and transformative technologies for which there is no established basis of comparison, and there is an inherent risk that we may be unable to achieve the level of success we are expecting, which could have a material negative impact on our business and results of operations. Additionally, our Sphere business is also dependent on our ability to attract advertisers and marketing partners and we compete with other venues and companies for signage and digital advertising dollars. The degree and extent of competition for advertising dollars will depend on our pricing, reach and audience demographics, among others. Should the popularity of The Sphere Experience or our advertising assets not meet our expectations, our revenues from ticket sales, concession and merchandise sales and advertising would be adversely affected, and we might not be able to replace the lost revenue with revenues from other sources. As a result of any of the foregoing, we may not be able to generate sufficient revenues to cover our costs, which could adversely impact our business and results of operations and the price of our Class A Common Stock.
In addition, we expect our Sphere business will be highly sensitive to customer tastes and will depend on our ability to attract concerts, residencies, marquee sporting events, corporate and other events to our venue, competition for which is intense, and in turn, the ability of performers to attract strong attendance. For example, Sphere will compete with other entertainment options in the Las Vegas area, which is a popular entertainment destination.
While the Company believes that these next-generation venues will enable new experiences and innovative opportunities to engage with audiences, there can be no assurance that guests, artists, promoters, advertisers and marketing partners will embrace this new platform. We contract with promoters and others to provide performers and events at Sphere and Sphere grounds. There may be a limited number of popular artists, groups or events that are willing to take advantage of the immersive experiences and next generation technologies (which cannot be re-used in other venues) or that can attract audiences to Sphere, and our business would suffer to the extent that we are unable to attract such artists, groups and events willing to perform at our venue.
In addition, we must maintain a competitive pricing structure for events that may be held at Sphere, many of which may have alternative venue options available to them in Las Vegas and other cities. We have and may continue to invest a substantial amount in The Sphere Experience to continue to attract audiences. We cannot assure you that such investments will generate revenues that are sufficient to justify our investment or even that exceed our expenses.
MSG Networks business. Our MSG Networks business competes, in certain respects and to varying degrees, for viewers and advertisers with other programming networks, pay-per-view, video-on-demand, online streaming and on-demand services and other content offered by Distributors and others. Additional companies, some with significant financial resources, continue to enter or are seeking to enter the video distribution market either by offering DTC streaming services or selling devices that aggregate viewing of various DTC services, which continues to put pressure on an already competitive landscape. We also compete for viewers and advertisers with content offered over the Internet, social media and social networking platforms, mobile media, radio, motion picture, home video and other sources of information and entertainment and advertising services. Important competitive factors are the prices we charge for our programming networks, the quantity, quality (in particular, the performance of the sports teams whose media rights we control), the variety of the programming offered on our networks, and the effectiveness of our marketing efforts.
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
We recently launched a DTC streaming product, which provides consumers an alternative to accessing our programming through our Distributors, but there can be no assurance that we will successfully execute our strategy for such offering. Our DTC offering represents a new consumer offering for which we have limited prior experience and we may not be able to successfully predict the demand for such DTC product or the impact such DTC product may have on our traditional distribution business, including with respect to renewals of our affiliation agreements with Distributors. In addition, the success of our DTC product will depend on a number of factors, including competition from other DTC products, such as offerings from other regional sports networks.

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
Our Operations and Operating Results Were Materially Impacted by the COVID-19 Pandemic and Actions Taken in Response by Governmental Authorities and Certain Professional Sports Leagues, and a Resurgence of the COVID-19 Pandemic or Another Pandemic or Public Health Emergency Could Adversely Affect Our Business and Results of Operations.
The Company’s operations and operating results were materially impacted by the COVID-19 pandemic (including COVID-19 variants) and actions taken in response by governmental authorities and certain professional sports leagues during Fiscal Year 2021.
MSG Networks business. As a result of the COVID-19 pandemic, both the NBA and the NHL reduced the number of regular season games for their 2020-21 seasons, resulting in MSG Networks airing substantially fewer NBA and NHL telecasts during Fiscal Year 2021, as compared with Fiscal Year 2019 (the last full fiscal year not impacted by COVID-19 as the 2019-20 seasons were temporarily suspended and subsequently shortened). Consequently, MSG Networks experienced a decrease in revenues, including a material decrease in advertising revenue. The absence of live sports games also resulted in a decrease in certain MSG Networks expenses, including rights fees, variable production expenses, and advertising sales commissions. MSG Networks aired full regular season telecast schedules in Fiscal Year 2022 and Fiscal Year 2023 for its five professional teams across both the NBA and NHL, and, as a result, its advertising revenue and certain operating expenses, including rights fees expense, reflect the same.
Sphere business. In April 2020, the Company announced that it was suspending construction of Sphere in Las Vegas due to COVID-19 related factors that were outside of its control, including supply chain issues. This is a complex construction project with cutting-edge technology that relied on subcontractors obtaining components from a variety of sources around the world. As the ongoing effects of the pandemic continued to impact its business operations, in August 2020, the Company disclosed that it had resumed full construction with a lengthened timetable in order to better preserve cash through the COVID-19 pandemic. The Company expects to open the venue in September 2023. Although Sphere was not open during the pandemic, if it had been, its operations would have been suspended for a period of time and, similar to other venues, its operations would have been subject to safety protocols and social distancing upon reopening.
It is unclear to what extent pandemic concerns, including with respect to COVID-19 or other future pandemics, could result in professional sports leagues suspending, cancelling or otherwise reducing the number of games scheduled in the regular reason or playoffs, which could have a material impact on the distribution and/or advertising revenues of our MSG Networks segment, or could result in new government-mandated capacity or other restrictions or vaccination/mask requirements or impact the use of and/or demand for Sphere in Las Vegas, impact demand for our sponsorship and advertising assets, deter our employees and vendors from working at Sphere in Las Vegas (which may lead to difficulties in staffing), deter artists from touring or otherwise materially impact our operations. See “ —Operational and Economic Risks — We Are Subject to Extensive Governmental Regulation and Changes in These Regulations and Our Failure to Comply with Them May Have a Material Negative Effect on Our Business and Results of Operations.”
Our business is particularly sensitive to reductions in travel and discretionary consumer spending. A pandemic, such as COVID-19, or the fear of a new pandemic or public health emergency, has in the past and could in the future impede economic activity in impacted regions and globally over the long term, leading to a decline in discretionary spending on entertainment and sports events and other leisure activities, which could result in long-term effects on our business. To the extent effects of the COVID-19 pandemic or another pandemic or public health emergency adversely affect our business and financial results, they may also have the effect of heightening many of the other risks described in this “Risk Factors” section, such as those relating to our liquidity, indebtedness, and our ability to comply with the covenants contained in the agreements that govern our indebtedness.
Our Business Has Been Adversely Impacted and May, in the Future, Be Materially Adversely Impacted by an Economic Downturn, Recession, Financial Instability, Inflation or Changes in Consumer Tastes and Preferences.
Our business depends upon the ability and willingness of consumers and businesses to purchase tickets and license suites at Sphere, spend on food and beverages and merchandise, subscribe to packages of programming that includes our networks, and drive continued advertising, marketing partnership and affiliate fee revenues, and these revenues are sensitive to general economic conditions, recession, fears of recession and consumer behavior. Further, the live entertainment industry is often affected by changes in consumer tastes, national, regional and local economic conditions, discretionary spending priorities, demographic trends, traffic patterns and the type, number and location of competing businesses. These risks are exacerbated in our business in light of the fact that we only have one venue in Las Vegas, which is dependent on tourism travel for its success.

Consumer and corporate spending has in the past declined and may in the future decline at any time for reasons beyond our control. The risks associated with our businesses generally become more acute in periods of a slowing economy or recession, which may be accompanied by reductions in corporate sponsorship and advertising and decreases in attendance at events at our venue, among other things. In addition, inflation, which has significantly risen, has increased and may continue to increase operational costs, including labor costs, and continued increases in interest rates in response to concerns about inflation may have the effect of further increasing economic uncertainty and heightening these risks. As a result, instability and weakness of the U.S. and global economies, including due to the effects caused by disruptions to financial markets, inflation, recession, high unemployment, geopolitical events, including any prolonged effects caused by the COVID-19 pandemic or another future pandemic, and the negative effects on consumers’ and businesses’ discretionary spending, have in the past materially negatively affected, and may in the future materially negatively affect, our business and results of operations. A prolonged period of reduced consumer or corporate spending, including with respect to advertising, such as during the COVID-19 pandemic, could have an adverse effect on our business and our results of operations. See “— Operational and Economic Risks — Our Operations and Operating Results Were Materially Impacted by the COVID-19 Pandemic and Actions Taken in Response by Governmental Authorities and Certain Professional Sports Leagues, and a Resurgence of the COVID-19 Pandemic or Another Pandemic or Public Health Emergency Could Adversely Affect Our Business and Results of Operations.”
The Geographic Concentration of Our Businesses Could Subject Us to Greater Risk Than Our Competitors and Have a Material Negative Effect on Our Business and Results of Operations.
The Sphere business initially operates only in Las Vegas with one venue and, as a result, is subject to significantly greater degrees of risk than competitors with more operating properties or that operate in more markets. MSG Networks’ programming networks are widely distributed throughout New York State and certain nearby areas. Therefore, the Company is particularly vulnerable to adverse events (including acts of terrorism, natural disasters, epidemics, pandemics, weather conditions, labor market disruptions and government actions) and economic conditions in Las Vegas and New York State, and surrounding areas.
Our Business Could Be Adversely Affected by Terrorist Activity or the Threat of Terrorist Activity, Weather and Other Conditions That Discourage Congregation at Prominent Places of Public Assembly.
The success of our businesses is dependent upon the willingness and ability of patrons to attend events at our venue. The venue we operate, like all prominent places of public assembly, could be the target of terrorist activities, including acts of domestic terrorism, or other actions that discourage attendance. Any such activity or threatened activity at or near one of our venue or other similar venues, including those located elsewhere, could result in reduced attendance at our venue and a material negative effect on our business and results of operations. If our venue was unable to operate for an extended period of time, our business and operations would be materially adversely affected. Similarly, a major epidemic or pandemic, such as the COVID-19 pandemic, or the threat or perceived threat of such an event, could adversely affect attendance at our events and venues by discouraging public assembly at our events and venue. Moreover, the costs of protecting against such incidents, including the costs of implementing additional protective measures for the health and safety of our guests, could reduce the profitability of our operations. See “— Operational and Economic Risks — Our Operations and Operating Results Were Materially Impacted by the COVID-19 Pandemic and Actions Taken in Response by Governmental Authorities and Certain Professional Sports Leagues, and a Resurgence of the COVID-19 Pandemic or Another Pandemic or Public Health Emergency Could Adversely Affect Our Business and Results of Operations.”
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
From time to time, we may explore opportunities to purchase or invest in other businesses, venues or assets that we believe will complement, enhance or expand our current business or that might otherwise offer us growth opportunities, including opportunities that may differ from the Company’s current businesses. Any transactions that we are able to identify and complete may involve risks, including the commitment of significant capital, the incurrence of indebtedness, the payment of advances, the diversion of management’s attention and resources from our existing business to develop and integrate the acquired or combined business, the inability to successfully integrate such business or assets into our operations, litigation or other claims in connection with acquisitions or against companies we invest in or acquire, our lack of control over certain companies, including joint ventures and other minority investments, the risk of not achieving the intended results and the exposure to losses if the underlying transactions or ventures are not successful. At times, we have had significant investments in businesses that we account for under the equity method of accounting, and we may again in the future. Certain of these investments have generated operating losses in the past and certain have required additional investments from us in the form of equity or loans. For example, we currently have equity method investments in SACO

Technologies and Holoplot. There can be no assurance that these investments will become profitable individually or in the aggregate or that they will not require material additional funding from us in the future.
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
We Are Subject to Extensive Governmental Regulation and Changes in These Regulations and Our Failure to Comply with Them May Have a Material Negative Effect on Our Business and Results of Operations.
Our business is subject to the general powers of federal, state and local governments, as well as foreign governmental authorities. Certain aspects of our MSG Networks business are also subject to certain rules, regulations and agreements of the NBA and NHL. Some FCC regulations apply to our MSG Networks business directly and other FCC regulations, although imposed on Distributors, affect programming networks indirectly.
•Venue-related Permits/Licenses. Sphere, like all public spaces, is subject to building and health codes and fire regulations imposed by state and local government as well as zoning and outdoor advertising and signage regulations. We also require a number of licenses to operate, including, but not limited to, occupancy permits, exhibition licenses, food and beverage permits, liquor licenses, signage entitlements and other authorizations. Failure to receive or retain, or the suspension of, liquor licenses or permits could interrupt or terminate our ability to serve alcoholic beverages at our venue. Additional regulation relating to liquor licenses may limit our activities in the future or significantly increase the cost of compliance, or both. We are subject to statutes that generally provide that serving alcohol to a visibly intoxicated or minor patron is a violation of the law and may provide for strict liability for certain damages arising out of such violations. Our liability insurance coverage may not be adequate or available to cover any or all such potential liability. Our failure to maintain these permits or licenses could have a material negative effect on our business and results of operations.
•Public Health and Safety. As a result of government mandated assembly limitations and closures implemented in response to the COVID-19 pandemic, MSG Networks aired substantially fewer games in Fiscal Year 2021. There can be no assurance that some or all of these restrictions will not be imposed again in the future due to future outbreaks of COVID-19 (including variants) or another pandemic or public health emergency. We are unable to predict what the long-term effects of these events, including renewed government regulations or requirements, will be. For example, future governmental regulations adopted in response to a pandemic may impact the revenue we derive and/or the expenses we incur from the events that we choose to host, such that events that were historically profitable would instead result in losses. See “— Operational and Economic Risks — Our Operations and Operating Results Were Materially Impacted by the COVID-19 Pandemic and Actions Taken in Response by Governmental Authorities and Certain Professional Sports Leagues, and a Resurgence of the COVID-19 Pandemic or Another Pandemic or Public Health Emergency Could Adversely Affect Our Business and Results of Operations.
•Environmental Laws. We and our venue are subject to environmental laws and regulations relating to the use, disposal, storage, emission and release of hazardous and non-hazardous substances, as well as zoning and noise level restrictions which may affect, among other things, the operations of our venue. Compliance with these regulations and the associated costs may be heightened as a result of the purchase, construction or renovation of a venue. Additionally, certain laws and regulations could hold us strictly, jointly and severally responsible for the remediation of hazardous substance contamination at our facilities or at third-party waste disposal sites, as well as for any personal injury or property damage related to any contamination. Our commercial general liability and/or the pollution legal liability insurance coverage may not be adequate or available to cover any or all such potential liability.
•Broadcasting. Legislative enactments, court actions, and federal and state regulatory proceedings could materially affect our programming business by modifying the rates, terms, and conditions under which we offer our content or programming networks to Distributors and the public, or otherwise materially affect the range of our activities or strategic business alternatives. We cannot predict the likelihood, results or impact on our business of any such legislative, judicial, or regulatory actions. Furthermore, to the extent that regulations and laws, either presently in force or proposed, hinder or stimulate the growth of Distributors, our business could be affected. The U.S. Congress and the FCC currently have under consideration, and may in the future adopt, amend, or repeal, laws, regulations and policies regarding a wide variety of matters that could, directly or indirectly, affect our business. The regulation of Distributors and programming networks is subject to the political process and has been in constant flux over the past two decades. Further material changes in the law and regulatory requirements may be proposed or adopted in the future. Our business and our results of operations may be materially negatively affected by future legislation, new regulation or deregulation.

•Data Privacy. We are subject to various data privacy and protection laws, regulations, policies and contractual obligations that apply to the collection, transmission, storage, processing and use of personal information or personal data, which among other things, impose certain requirements relating to the privacy and security of personal information. The variety of laws and regulations governing data privacy and protection, and the use of the internet as a commercial medium, are rapidly evolving, extensive and complex, and may include provisions and obligations that are inconsistent with one another or uncertain in their scope or application.
The data protection landscape is rapidly evolving in the United States. As our operations and business grow, we may become subject to or affected by new or additional data protection laws and regulations and face increased scrutiny or attention from regulatory authorities. For example, California has passed a comprehensive data privacy law, the California Consumer Privacy Act of 2018 (the “CCPA”), and a number of other states, including Virginia, Colorado, Utah and Connecticut, have also passed similar laws, and various additional states may do so in the near future. Additionally, the California Privacy Rights Act (the “CPRA”), imposes additional data protection obligations on covered businesses, including additional consumer rights procedures and obligations, limitations on data uses, new audit requirements for higher risk data, and constraints on certain uses of sensitive data. The majority of the CPRA provisions went into effect on January 1, 2023, and additional compliance investment and potential business process changes may be required. Further, there are several legislative proposals in the United States, at both the federal and state level, that could impose new privacy and security obligations. We cannot yet determine the impact that these future laws and regulations may have on our business.
In addition, governmental authorities and private litigants continue to bring actions against companies for online collection, use, dissemination and security practices that are unfair or deceptive.
Our business is, and may in the future be, subject to a variety of other laws and regulations, including licensing, permitting, working conditions, labor, immigration and employment laws; health, safety and sanitation requirements; and compliance with the Americans with Disabilities Act (and related state and local statutes).
Any changes to the legal and regulatory framework applicable to our business could have an adverse impact on our businesses and our failure to comply with applicable governmental laws and regulations, or to maintain necessary permits or licenses, could result in liability or government actions that could have a material negative effect on our business and results of operations.
Our Business Has Been Subject to Seasonal Fluctuations, and Our Operating Results and Cash Flow Have In the Past Varied, and Could In the Future Vary, Substantially from Period to Period.
Our revenues and expenses have been seasonal and may continue to be seasonal. For example, our MSG Networks segment generally continues to expect to earn a higher share of its annual revenues in the second and third quarters of its fiscal year as a result of MSG Networks’ advertising revenue being largely derived from the sale of inventory in its live NBA and NHL professional sports programming. Therefore, our operating results and cash flow reflect significant variation from period to period and will continue to do so in the future. Consequently, period-to-period comparisons of our operating results may not necessarily be meaningful and the operating results of one period are not indicative of our financial performance during a full fiscal year. This variability may adversely affect our business, results of operations and financial condition.
Labor Matters May Have a Material Negative Effect on Our Business and Results of Operations.
In the event of labor market disruptions due to renewed effects of the COVID-19 pandemic or other future pandemics and otherwise, we could face difficulty in maintaining staffing at our Sphere venue and retaining talent in our corporate departments. If we are unable to attract and retain qualified people or to do so on reasonable terms, Sphere could be short-staffed or become more expensive to operate and our ability to meet our guests’ demand could be limited, any of which could materially adversely affect our business and results of operations.
Our business is dependent upon the efforts of unionized workers. As of June 30, 2023, approximately 29% of our employees were represented by unions. Approximately10% of such union employees were subject to CBAs that had expired as of June 30, 2023 and approximately 67% were subject to CBAs that will expire by June 30, 2024 if they are not extended prior thereto. Any labor disputes, such as strikes or lockouts, with the unions with which we have CBAs could have a material negative effect on our business and results of operations (including our ability to produce or present immersive productions, concerts, programming, theatrical productions, sporting events and other events). For example, members of the Writers Guild of America and SAG-AFTRA commenced a work stoppage in May and July, 2023, respectively. If these or other work stoppages by unions involved in the production of original immersive productions are prolonged and we are unable to secure waivers from the guild or union concerned, it could adversely affect our business.
Additionally, NBA and NHL players are covered by CBAs and we may be impacted by union relationships of both such leagues. Both the NBA and the NHL have experienced labor difficulties in the past and may have labor issues in the future, such as player strikes or management lockouts. For example, the NBA has experienced labor difficulties, including a lockout during the 2011-12 NBA season, which resulted in a regular season that was shortened from 82 games to 66 games. In addition, the NHL has also experienced labor difficulties, including a lockout beginning in September 2004 that resulted in the cancellation of the entire 2004-05 NHL season, and a lockout during the 2012-13 NHL season, which resulted in a regular season that was shortened from 82 games to 48 games.
If any NBA or NHL games are cancelled because of any such labor difficulties, the loss of revenue, including from impacts to MSG Networks’ ability to produce or present programming, would have a negative impact on our business and results of operations.
The Unavailability of Systems Upon Which We Rely May Have a Material Negative Effect on Our Business and Results of Operations.
We rely upon various internal and third-party software or systems in the operation of our business, including, with respect to ticket sales, credit card processing, email marketing, point of sale transactions, database, inventory, human resource management and financial systems, and other systems used to present Sphere events and attractions, such as audio and video. From time to time, certain of these arrangements may not be covered by long-term agreements. System interruption and the lack of integration and redundancy in the information and other systems and infrastructure, both of our own websites and other computer systems and of affiliate and third-party software, computer networks, and other substructure and communications systems service providers on which we rely may adversely affect our ability to operate websites, applications, process and fulfill transactions, respond to customer inquiries, present events, and generally maintain cost-efficient operations. Such interruptions could occur by virtue of natural disaster, malicious actions, such as hacking or acts of terrorism or war, human error, or other factors affecting such third parties. The failure or unavailability of these internal or third-party services or systems, depending upon its severity and duration, could have a material negative effect on our business and results of operations. See also “— Risks Related to Governance and Our Controlled Ownership — We Rely on Affiliated Entities’ Performance Under Various Agreements” for a discussion of services MSG Entertainment performs on our behalf.
While we have backup systems and offsite data centers for certain aspects of our operations, disaster recovery planning by its nature cannot be for all eventualities. In addition, we may not have adequate insurance coverage to compensate for losses from a major interruption. If any of these adverse events were to occur, it could adversely affect our business, financial condition and results of operations.
There Is a Risk of Injuries and Accidents in Connection with Sphere, Which Could Subject Us to Personal Injury or Other Claims; We Are Subject to the Risk of Adverse Outcomes in Other Types of Litigation.
There are inherent risks associated with producing and hosting events and operating, maintaining, renovating or constructing our venues (including as a result of Sphere’s unique features). As a result, personal injuries, accidents and other incidents which may negatively affect guest satisfaction have occurred and may occur from time to time, which could subject us to claims and liabilities.
These risks may not be covered by insurance or could involve exposures that exceed the limits of any applicable insurance policy. Incidents in connection with events at Sphere could also reduce attendance at our events and may have a negative impact on our revenue and results of operations. Although we seek to obtain contractual indemnities for events at our venues that we do not promote and we also maintain insurance policies that provide coverage for incidents in the ordinary course of business, there can be no assurance that such indemnities or insurance will be adequate at all times and in all circumstances.
From time to time, the Company and its subsidiaries are involved in various legal proceedings, including proceedings or lawsuits brought by governmental agencies, stockholders, customers, employees, private parties and other stakeholders, such as the litigations related to the merger of a subsidiary of the Company with MSG Networks Inc. (the “Networks Merger”). The outcome of litigation is inherently unpredictable and, regardless of the merits of the claims, litigation may be expensive, time-consuming, disruptive to our operations, harmful to our reputation and distracting to management. As a result, we may incur liability from litigation (including in connection with settling such litigation) which could be material and for which we may not have available or adequate insurance coverage, or be subject to other forms of non-monetary relief which may adversely affect the Company. By its nature, the outcome of litigation is difficult to assess and quantify, and its continuing defense is costly. The liabilities and any defense costs we incur in connection with any such litigation could have an adverse effect on our business and results of operations.
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
We are highly leveraged with a significant amount of debt and we may continue to incur additional debt in the future. As of June 30, 2023, our total indebtedness was $1.1 billion, $82.5 million of which matures during Fiscal Year 2024. As a result of our indebtedness, we are required to make interest and principal payments on our borrowings that are significant in relation to our revenues and cash flows. These payments reduce our earnings and cash available for other potential business purposes. Furthermore, our interest expense could increase if interest rates increase (including in connection with rising inflation) because our indebtedness bears interest at floating rates or to the extent we have to refinance existing debt with higher cost debt.
In September 2019, certain subsidiaries of MSG Networks Inc., including MSGN Holdings L.P. (“MSGN L.P.”), entered into a credit facility consisting of an initial five-year $1.1 billion term loan facility and a five-year $250 million revolving credit facility, (the “MSGN Credit Facilities”). On December 22, 2022, MSG Las Vegas, LLC (“MSG LV”), entered into a credit agreement providing for a five-year, $275 million senior secured term loan facility (the “LV Sphere Facility”). All obligations under the LV Sphere Facility are guaranteed by Sphere Entertainment Group, LLC (“Sphere Entertainment Group”). The MSGN Credit Facilities were obtained without recourse to the Company, Sphere Entertainment Group, or any of its subsidiaries, and the LV Sphere Facility was obtained without recourse to the Company, MSG Networks Inc., MSGN L.P., or any of its subsidiaries.
We expect to refinance the MSG Networks Credit Facilities prior to their maturity in October 2024, including paying down a portion of the MSG Networks’ term loan in connection therewith. Our ability to have sufficient liquidity to fund our operations, including the creation of content, and refinance the MSG Networks Credit Facilities is dependent on the ability of Sphere in Las Vegas to generate significant positive cash flow during Fiscal Year 2024, as well as any proceeds from the sale of the MSGE Retained Interest. Although we anticipate that Sphere in Las Vegas will generate substantial revenue and adjusted operating income on an annual basis, there can be no assurances that guests, artists, promoters, advertisers and marketing partners will embrace this new platform. To the extent that our efforts do not result in a viable show or attraction, or to the extent that any such productions do not achieve expected levels of popularity among audiences, we may not generate the cash flows from operations necessary to fund our operations. Further, there can be no assurances that we will be able to dispose of all or a portion of the remainder of the MSGE Retained Interest on favorable terms due to market conditions or otherwise. There can be no assurances that MSG Networks’ lenders will refinance the MSG Networks’ term loan. If we were not able to refinance the MSG Networks’ term loan prior to its maturity in October 2024 or otherwise reach an agreement with such lenders, a default thereunder would be triggered, which could result in an acceleration of outstanding debt thereunder and a foreclosure upon the MSG Networks business.
In addition, the ability of MSGN L.P. to draw on its revolving credit facilities will depend on its ability to meet certain financial covenants and other conditions. This leverage also exposes us to significant risk by limiting our flexibility in planning for, or reacting to, changes in our business (whether through competitive pressure or otherwise), the entertainment and video programming industries and the economy at large. Although our cash flows could decrease in these scenarios, our required payments in respect of indebtedness would not decrease.
In addition, our ability to make payments on, or repay or refinance, our debt, and to fund our operating and capital expenditures, depends largely upon our future operating performance and our ability to access the credit markets. Our future operating performance, to a certain extent, is subject to general economic conditions, recession, fears of recession, financial, competitive, regulatory and other factors that are beyond our control. If we are unable to generate sufficient cash flow to service our debt and meet our other commitments, we may need to refinance all or a portion of our debt, sell material assets or operations, or raise additional debt or equity capital. We cannot provide assurance that we could affect any of these actions on a timely basis, on commercially reasonable terms or at all, or that these actions would be sufficient to meet our capital requirements. In addition, the terms of our existing or future debt agreements may restrict us from effecting certain or any of these alternatives.
Even if our future operating performance is strong, limitations on our ability to access the capital or credit markets, including as a result of general economic conditions, unfavorable terms or general reductions in liquidity may adversely and materially impact our business, financial condition, and results of operations.
The failure to satisfy the covenants, including any inability to attain a covenant waiver, and other requirements under each credit agreement could trigger a default thereunder, acceleration of outstanding debt thereunder and, with respect to the LV Sphere Facility, a demand for payment under the guarantee provided by Sphere Entertainment Group. Additionally, the LV Sphere Facility and the MSGN Credit Facilities each restrict MSG LV and MSGN L.P., respectively, from making cash distributions to us unless certain financial covenants are met. Any failure to satisfy the covenants under our credit facilities could negatively impact our liquidity and could have a negative effect on our businesses.
In addition, we have made investments in, or otherwise extended loans to, one or more businesses that we believe complement, enhance or expand our current business or that might otherwise offer us growth opportunities and may make additional investments in, or otherwise extend loans to, one or more of such parties in the future. For example, have invested in and have extended financing to Holoplot in connection with Sphere’s advanced audio system. To the extent that such parties do not perform as expected, including with respect to repayment of such loans, it could impair such assets or create losses related to such loans, and, as a result, have a negative effect on our business and results of operations.
Our Variable Rate Indebtedness Subjects Us to Interest Rate Risk, Which Has Caused, and May Continue to Cause, Our Debt Service Obligations to Increase Significantly.
Borrowings under our facilities are at variable rates of interest and expose us to interest rate risk. Interest rates have increased significantly (including in connection with rising inflation), and, as a result, our debt service obligations on our variable rate indebtedness have increased significantly even though the amount borrowed remains the same, and our net income and cash flows, including cash available for servicing our indebtedness, have correspondingly decreased. Further increases in interest rates will cause additional increases in our debt service obligations.
We May Require Additional Financing to Fund Certain of Our Obligations, Ongoing Operations, and Capital Expenditures, the Availability of Which Is Uncertain.
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
Our Sphere business has been characterized by significant expenditures for properties, businesses, renovations and productions. We may require additional financing to fund our planned capital expenditures, as well as other obligations and our ongoing operations. In the future, we may engage in transactions that depend on our ability to obtain funding. For example, as we extend Sphere beyond Las Vegas, our intention is to utilize several options, such as joint ventures, equity partners, a managed venue model and non-recourse debt financing. There is no assurance that we will be able to successfully complete these plans.
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
We Have Incurred Substantial Operating Losses, Adjusted Operating Losses and Negative Cash Flow and There is No Assurance We Will Have Operating Income, Adjusted Operating Income or Positive Cash Flow in the Future.
We incurred operating losses of $273 million and $166 million for Fiscal Years 2023 and 2022, respectively. In addition, we have in prior periods incurred operating losses and negative cash flow and there is no assurance that we will have operating income, adjusted operating income, or positive cash flow in the future. Significant operating losses may limit our ability to raise necessary financing, or to do so on favorable terms, as such losses could be taken into account by potential investors and lenders. See “Part II — Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations — Factors Affecting Operating Results.”
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
Subsequent to the filing of the Fiscal Year 2021 Form 10-K, management of the Company evaluated an immaterial accounting error related to interest costs that should have been capitalized for Sphere in Las Vegas in Fiscal Years 2021, 2020 and 2019 and in the fiscal quarter ended September 30, 2021, as prescribed by Accounting Standards Codification Topic 835-20 (Capitalization of Interest). As a result of the accounting error, the Company re-evaluated the effectiveness of the Company’s internal control over financial reporting and identified a material weakness as of June 30, 2021, September 30, 2021, December 31, 2021 and March 31, 2022. We undertook certain remediation efforts by implementing additional controls which were operating effectively as of June 30, 2022, and as a result, our management has concluded that the material weakness has been remediated and our internal control over financial reporting was effective as of June 30, 2022. A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of a company’s annual or interim financial statements will not be prevented or detected on a timely basis.
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
Through our operations, we collect and store, including by electronic means, certain personal, proprietary and other sensitive information, including payment card information, that is provided to us through purchases, registration on our websites, mobile applications, or otherwise in communication or interaction with us. These activities require the use of online services and centralized data storage, including through third-party service providers. Data maintained in electronic form is subject to the risk of security incidents, including breach, compromise, intrusion, tampering, theft, destruction, misappropriation or other malicious activity. Our ability to safeguard such personal and other sensitive information, including information regarding the Company and our customers, sponsors, partners, Distributors, advertisers and employees, independent contractors and vendors, is important to our business. We take these matters seriously and take significant steps to protect our stored information, including the implementation of systems and processes to thwart malicious activity. These protections are costly and require ongoing monitoring and updating as technologies change and efforts to overcome security measures become more sophisticated. See “— Economic and Operational Risks — We Are Subject to Extensive Governmental Regulation and Changes in These Regulations and Our Failure to Comply with Them May Have a Material Negative Effect on Our Business and Results of Operations.”
Despite our efforts, the risks of a security incident cannot be entirely eliminated and our information technology and other systems that maintain and transmit consumer, sponsor, partner, Distributor, advertiser, Company, employee and other confidential and proprietary information may be compromised due to employee error or other circumstances such as malware or ransomware, viruses, hacking and phishing attacks, denial-of-service attacks, business email compromises, or otherwise. A compromise of our or our vendors’ systems could affect the security of information on our network or that of a third-party service provider. Additionally, outside parties may attempt to fraudulently induce employees, vendors or users to disclose sensitive, proprietary or confidential information in order to gain access to data and systems. As a result, our or our customers’ or affiliates’ sensitive, proprietary and/or confidential information may be lost, disclosed, accessed or taken without consent.

We also continue to review and enhance our security measures in light of the constantly evolving techniques used to gain unauthorized access to networks, data, software and systems. We may be required to incur significant expenses in order to address any actual or potential security incidents that arise and we may not have insurance coverage for any or all of such expenses. If we experience an actual or perceived security incident, our ability to conduct business may be interrupted or impaired, we may incur damage to our systems, we may lose profitable opportunities or the value of those opportunities may be diminished and we may lose revenue as a result of unlicensed use of our intellectual property. Unauthorized access to or security breaches of our systems could result in the loss of data, loss of business, severe reputational damage adversely affecting customer or investor confidence, diversion of management’s attention, regulatory investigations and orders, litigation, indemnity obligations, damages for contract breach, penalties for violation of applicable laws or regulations and significant costs for remediation that may include liability for stolen or lost assets or information and repair of system damage that may have been caused, incentives offered to customers or other business partners in an effort to maintain business relationships after a breach and other liabilities. In addition, in the event of a security incident, changes in legislation may increase the risk of potential litigation. For example, the CCPA, which provides a private right of action (in addition to statutory damages) for California residents whose sensitive personal information is breached as a result of a business’ violation of its duty to reasonably secure such information, took effect on January 1, 2020 and was expanded by the CPRA in January 2023. Our insurance coverage may not be adequate to cover the costs of a data breach, indemnification obligations, or other liabilities.
In addition, in some instances, we may have obligations to notify relevant stakeholders of security breaches. Such mandatory disclosures are costly, could lead to negative publicity, may cause our customers to lose confidence in the effectiveness of our security measures and may require us to expend significant capital and other resources to respond to or alleviate problems caused by an actual or perceived security breach.
We May Become Subject to Infringement or Other Claims Relating to Our Content or Technology.
From time to time, third parties may assert against us alleged intellectual property infringement claims (e.g., copyright, trademark and patent) or other claims relating to our productions, brands, programming, technologies, digital products and/or content or other content or material, some of which may be important to our business. In addition, our productions and/or programming could potentially subject us to claims of defamation, violation of rights of privacy or publicity or similar types of allegations. Any such claims, regardless of their merit or outcome, could cause us to incur significant costs that could harm our results of operations. We may not be indemnified against, or have insurance coverage for, claims or costs of these types. In addition, if we are unable to continue use of certain intellectual property rights, our business and results of operations could be materially negatively impacted.
Theft of Our Intellectual Property May Have a Material Negative Effect on Our Business and Results of Operations.
The success of our business depends in part on our ability to maintain and monetize our intellectual property rights, including the technology being developed for Sphere, MSG Networks (including our DTC product), our brand logos, our programming, technologies, digital content and other content that is material to our business. Theft of our intellectual property, including content, could have a material negative effect on our business and results of operations because it may reduce the revenue that we are able to receive from the legitimate exploitation of such intellectual property, undermine lawful distribution channels and limit our ability to control the marketing of our content and inhibit our ability to recoup or profit from the costs incurred to create such content. Litigation may be necessary to enforce our intellectual property rights or protect our trade secrets. Any litigation of this nature, regardless of the outcome, could cause us to incur significant costs, as well as subject us to the other inherent risks of litigation discussed above.
Risks Related to Governance and Our Controlled Ownership
We Are Materially Dependent on Affiliated Entities’ Performances Under Various Agreements.
We have entered into various agreements with MSG Entertainment related to the MSGE Distribution and with MSG Sports with respect to the 2020 Entertainment Distribution, and MSG Networks has various agreements with MSG Sports in connection with the 2015 Sports Distribution, including, among others, a distribution agreement, a tax disaffiliation agreement, a services agreement, an employee matters agreement and certain other arrangements (including other support services). These agreements include the allocation of employee benefits, taxes and certain other liabilities and obligations attributable to periods prior to, at and after the applicable distribution. In connection with the 2015 Sports Distribution, the 2020 Entertainment Distribution and the MSGE Distribution, we provided MSG Sports and MSG Entertainment, respectively, with indemnities with respect to liabilities arising out of our business, and MSG Sports and MSG Entertainment, respectively, provided us with indemnities with respect to liabilities arising out of the business retained by them. MSG Networks’ media rights agreements with MSG Sports provide us with the exclusive live local media rights to Knicks and Rangers games. Rights fees under these media rights agreements amounted to approximately $172.6 million for Fiscal Year 2023. The stated contractual rights fees under such rights agreements increase annually and are subject to adjustments in certain circumstances, including if MSG Sports does not make available a minimum number of exclusive live games in any year.
Each Company, MSG Sports and MSG Entertainment rely on the others to perform their respective obligations under these agreements. If MSG Sports or MSG Entertainment were to breach or become unable to satisfy its respective material obligations under these agreements, including a failure to satisfy its indemnification or other financial obligations, or these agreements otherwise terminate or expire and we do not enter into replacement agreements, we could suffer operational difficulties and/or significant losses.
The MSGE Distribution Could Result in Significant Tax Liability.
We received an opinion from Sullivan & Cromwell LLP substantially to the effect that, among other things, the MSGE Distribution should qualify as a tax-free distribution under the Internal Revenue Code (the “Code”). The opinion is not binding on the IRS or the courts. Certain transactions related to the MSGE Distribution that are not addressed by the opinion could result in the recognition of income or gain by us. The opinion relied on factual representations and reasonable assumptions, which, if incorrect or inaccurate, may jeopardize the ability to rely on such opinion.
If the MSGE Distribution does not qualify for tax-free treatment for U.S. federal income tax purposes, then, in general, we would recognize taxable gain in an amount equal to the excess of the fair market value of MSG Entertainment common stock distributed in the MSGE Distribution over our tax basis therein (i.e., as if we had sold such MSG Entertainment common stock in a taxable sale for its fair market value). In addition, the receipt by our stockholders of common stock of MSG Entertainment would be a taxable distribution, and each U.S. holder that received MSG Entertainment common stock in the MSGE Distribution would be treated as if the U.S. holder had received a distribution equal to the fair market value of MSG Entertainment common stock that was distributed to it, which generally would be treated first as a taxable dividend to the extent of such holder’s pro rata share of our earnings and profits, then as a non-taxable return of capital to the extent of the holder’s tax basis in our common stock, and thereafter as capital gain with respect to any remaining value. It is expected that the amount of any such taxes to us and our stockholders would be substantial. See “— We May Have a Significant Indemnity Obligation to MSG Entertainment if the MSGE Distribution Is Treated as a Taxable Transaction.”
We May Have a Significant Indemnity Obligation to MSG Entertainment if the MSGE Distribution Is Treated as a Taxable Transaction.
We have entered into a Tax Disaffiliation Agreement with MSG Entertainment (the “Tax Disaffiliation Agreement”), which sets out each party’s rights and obligations with respect to federal, state, local or foreign taxes for periods before and after the MSGE Distribution and related matters such as the filing of tax returns and the conduct of IRS and other audits. Pursuant to the Tax Disaffiliation Agreement, we are required to indemnify MSG Entertainment for losses and taxes of MSG Entertainment resulting from the breach of certain covenants and for certain taxable gain recognized by MSG Entertainment, including as a result of certain acquisitions of our stock or assets. If we are required to indemnify MSG Entertainment under the circumstances set forth in the Tax Disaffiliation Agreement, we may be subject to substantial liabilities, which could materially adversely affect our financial position.
The 2020 Entertainment Distribution Could Result in Significant Tax Liability.
MSG Sports received an opinion from Sullivan & Cromwell LLP substantially to the effect that, among other things, the 2020 Entertainment Distribution qualified as a tax-free distribution under the Code. The opinion is not binding on the IRS or the courts. Certain transactions related to the 2020 Entertainment Distribution that are not addressed by the opinion could result in the recognition of income or gain by MSG Sports The opinion relied on factual representations and reasonable assumptions, which, if incorrect or inaccurate, may jeopardize the ability to rely on such opinion.
If the 2020 Entertainment Distribution does not qualify for tax-free treatment for U.S. federal income tax purposes, then, in general, MSG Sports would recognize taxable gain in an amount equal to the excess of the fair market value of our common stock distributed in the 2020 Entertainment Distribution over MSG Sports’ tax basis therein (i.e., as if it had sold such common stock in a taxable sale for its fair market value). In addition, the receipt by MSG Sports’ stockholders of common stock of our Company would be a taxable distribution, and each U.S. holder that received our common stock in the 2020 Entertainment Distribution would be treated as if the U.S. holder had received a distribution equal to the fair market value of our common stock that was distributed to it, which generally would be treated first as a taxable dividend to the extent of such holder’s pro rata share of MSG Sports’ earnings and profits, then as a non-taxable return of capital to the extent of the holder’s tax basis in its MSG Sports’ common stock, and thereafter as capital gain with respect to any remaining value. It is expected that the amount of any such taxes to MSG Sports stockholders and MSG Sports would be substantial. See “— We May Have a Significant Indemnity Obligation to MSG Sports if the 2020 Entertainment Distribution Is Treated as a Taxable Transaction.”
We May Have a Significant Indemnity Obligation to MSG Sports if the 2020 Entertainment Distribution Is Treated as a Taxable Transaction.
We have entered into a Tax Disaffiliation Agreement with MSG Sports (the “Tax Disaffiliation Agreement”), which sets out each party’s rights and obligations with respect to federal, state, local or foreign taxes for periods before and after the 2020 Entertainment Distribution and related matters such as the filing of tax returns and the conduct of IRS and other audits. Pursuant to the Tax Disaffiliation Agreement, we are required to indemnify MSG Sports for losses and taxes of MSG Sports resulting from the breach of certain covenants and for certain taxable gain recognized by MSG Sports, including as a result of certain acquisitions of our stock or assets. If we are required to indemnify MSG Sports under the circumstances set forth in the Tax Disaffiliation Agreement, we may be subject to substantial liabilities, which could materially adversely affect our financial position.
Certain Adverse U.S. Federal Income Tax Consequences Might Apply to Non-U.S. Holders That Hold Our Class A Common Stock and Class B Common Stock If We Are Treated as a USRPHC.
The Company has not made a determination as to whether we are deemed to be a USRPHC, as defined in section 897(c)(2) of the Code. In general, we would be considered a USRPHC if 50% or more of the fair market value of our assets constitute “United States real property interests” within the meaning of the Code. However, the determination of whether we are a USRPHC turns on the relative fair market value of our United States real property interests and our other assets, and because the USRPHC rules are complex and the determination of whether we are a USRPHC depends on facts and circumstances that may be beyond our control, we can give no assurance as to our USRPHC status after the MSGE Distribution. If we are treated as a USRPHC, certain adverse U.S. federal income tax consequences might apply to non-U.S. holders that hold our Class A Common Stock and Class B Common Stock.
We Are Controlled by the Dolan Family. As a Result of Their Control, the Dolan Family Has the Ability to Prevent or Cause a Change in Control or Approve, Prevent or Influence Certain Actions by the Company.
We have two classes of common stock:
•Class A Common Stock, which is entitled to one vote per share and is entitled collectively to elect 25% of our Board of Directors; and
•Class B Common Stock, which is entitled to 10 votes per share and is entitled collectively to elect the remaining 75% of our Board of Directors.
As of June 30, 2023, the Dolan family, including trusts for the benefit of members of the Dolan family (collectively, the “Dolan Family Group”), collectively owns 100% of our Class B Common Stock, approximately 5.5% of our outstanding Class A Common Stock (inclusive of options exercisable within 60 days of June 30, 2023) and approximately 72.3% of the total voting power of all our outstanding common stock. The members of the Dolan Family Group holding Class B Common Stock are parties to a Stockholders Agreement, which has the effect of causing the voting power of the holders of our Class B Common Stock to be cast as a block with respect to all matters to be voted on by holders of our Class B Common Stock. Under the Stockholders Agreement, the shares of Class B Common Stock owned by members of the Dolan Family Group (representing all the outstanding Class B Common Stock) are to be voted on all matters in accordance with the determination of the Dolan Family Committee (as defined below), except that the decisions of the Dolan Family Committee are non-binding with respect to the Class B Common Stock owned by certain Dolan family trusts that collectively own approximately 40.5% of the outstanding Class B Common Stock (“Excluded Trusts”). The “Dolan Family Committee” consists of Charles F. Dolan and his six children, James L. Dolan, Thomas C. Dolan, Patrick F. Dolan, Kathleen M. Dolan, Marianne Dolan Weber and Deborah A. Dolan-Sweeney. The Dolan Family Committee generally acts by majority vote, except that approval of a going-private transaction must be approved by a two-thirds vote and approval of a change-in-control transaction must be approved by not less than all but one vote. The voting members of the Dolan Family Committee are James L. Dolan, Thomas C. Dolan, Kathleen M. Dolan, Deborah A. Dolan-Sweeney and Marianne Dolan Weber, with each member having one vote other than James L. Dolan, who has two votes. Because James L. Dolan has two votes, he has the ability to block Dolan Family Committee approval of any Company change in control transaction. Shares of Class B Common Stock owned by Excluded Trusts will on all matters be voted on in accordance with the determination of the Excluded Trusts holding a majority of the Class B Common Stock held by all Excluded Trusts, except in the case of a vote on a going-private transaction or a change in control transaction, in which case a vote of the trusts holding two-thirds of the Class B Common Stock owned by Excluded Trusts is required.
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

The Dolan Family Group also controls MSG Sports, MSG Entertainment and AMC Networks Inc. (“AMC Networks”) and, prior to the Networks Merger, the Dolan Family Group also controlled MSG Networks.
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
We Share Certain Directors, Officers and Employees with MSG Sports, MSG Entertainment and/or AMC Networks, Which Means Those Individuals Do Not Devote Their Full Time and Attention to Our Affairs and the Overlap May Give Rise to Conflicts.
Our Executive Chairman and Chief Executive Officer, James L. Dolan, also serves as the Executive Chairman and Chief Executive Officer of MSG Entertainment, the Executive Chairman of MSG Sports and as Non-Executive Chairman of AMC Networks. Furthermore, ten members of our Board of Directors (including James L. Dolan) also serve as directors of MSG Sports, nine members of our Board of Directors (including James L. Dolan) also serve as directors of MSG Entertainment, and seven members of our Board of Directors (including James L. Dolan) serve as directors of AMC Networks and Charles F. Dolan serves as Chairman Emeritus of AMC Networks concurrently with his service on our Board. Our Executive Vice President, David Granville-Smith also serves as Executive Vice President of MSG Sports and AMC Networks. Our Vice Chairman, Gregg G. Seibert, also serves as the Vice Chairman of MSG Sports, MSG Entertainment and AMC Networks, and our Secretary, Mark C. Cresitello, also serves as Senior Vice President, Associate General Counsel and Secretary of MSG Sports and MSG Entertainment. As a result, these individuals do not devote their full time and attention to the Company’s affairs. The overlapping directors, officers and employees may have actual or apparent conflicts of interest with respect to matters involving or affecting each company. For example, the potential for a conflict of interest when we on the one hand, and MSG Sports, MSG Entertainment and/or AMC Networks and their respective subsidiaries and successors on the other hand, look at certain acquisitions and other corporate opportunities that may be suitable for more than one of the companies. Also, conflicts may arise if there are issues or disputes under the commercial arrangements that exist between MSG Sports, MSG Entertainment or AMC Networks (each referred to as an “Other Entity”) and us. In addition, certain of our directors, officers and employees hold MSG Sports, MSG Entertainment and/or AMC Networks stock, stock options and/or restricted stock units. These ownership interests could create actual, apparent or potential conflicts of interest when these individuals are faced with decisions that could have different implications for our Company and an Other Entity. For a discussion of certain procedures we have implemented to help ameliorate such potential conflicts that may arise, see our Definitive Proxy Statement filed with the SEC on October 26, 2022.
Our Overlapping Directors and Officers with MSG Sports, MSG Entertainment and/or AMC Networks May Result in the Diversion of Corporate Opportunities to MSG Sports, MSG Entertainment and/or AMC Networks and Other Conflicts and Provisions in Our Amended and Restated Certificate of Incorporation May Provide Us No Remedy in That Circumstance.
The Company’s amended and restated certificate of incorporation acknowledges that directors and officers of the Company (the “Overlap Persons”) may also be serving as directors, officers, employees, consultants or agents of an Other Entity, and that the Company may engage in material business transactions with such Other Entities. The Company has renounced its rights to certain business opportunities and the Company’s amended and restated certificate of incorporation provides that no Overlap Person will be liable to the Company or its stockholders for breach of any fiduciary duty that would otherwise occur by reason of the fact that any such individual directs a corporate opportunity (other than certain limited types of opportunities set forth in our amended and restated

certificate of incorporation) to one or more of the Other Entities instead of the Company, or does not refer or communicate information regarding such corporate opportunities to the Company. These provisions in our amended and restated certificate of incorporation also expressly validate certain contracts, agreements, arrangements and transactions (and amendments, modifications or terminations thereof) between the Company and the Other Entities and, to the fullest extent permitted by law, provided that the actions of the Overlap Person in connection therewith are not breaches of fiduciary duties owed to the Company, any of its subsidiaries or their respective stockholders.
Item 1B. Unresolved Staff Comments
None.
Item 2. Properties
We lease properties in New York City of approximately 64,000 square feet housing MSG Networks’ administrative and executive offices and approximately 18,000 square feet of studio space.
We also lease approximately 810,000 square feet in Las Vegas, Nevada, under a ground lease for the land where Sphere in Las Vegas is being constructed, and own approximately 205,000 square feet of property in Stratford, London, where we have announced plans to build another Sphere venue, pending necessary approvals.” See “Item 1. Business — Our Business — Sphere.” In addition, we lease approximately 67,000 square feet in Las Vegas, Nevada, related to office space and approximately 153,000 square feet in Burbank, California, where Sphere Studios has office space and content creation and testing facilities.
Sphere in Las Vegas will have the benefit of easements with respect to the planned pedestrian bridge to The Venetian. Our ability to continue to utilize these and other easements requires us to comply with certain conditions. Moreover, certain adjoining property owners have easements over our property, which we are required to maintain so long as those property owners meet certain conditions.
Item 3. Legal Proceedings
Fifteen complaints were filed in connection with the Networks Merger by purported stockholders of the Company and MSG Networks Inc.
Nine of these complaints involved allegations of materially incomplete and misleading information set forth in the joint proxy statement/prospectus filed by the Company and MSG Networks Inc. in connection with the Networks Merger. As a result of supplemental disclosures made by the Company and MSG Networks Inc. on July 1, 2021, all of the disclosure actions were voluntarily dismissed with prejudice prior to or shortly following the consummation of the Networks Merger.
Six complaints involved allegations of fiduciary breaches in connection with the negotiation and approval of the Networks Merger and have since been consolidated into two remaining litigations.
On September 10, 2021, the Court of Chancery of the State of Delaware (the “Court”) entered an order consolidating two derivative complaints filed by purported Company stockholders. The consolidated action is captioned: In re Madison Square Garden Entertainment Corp. Stockholders Litigation, C.A. No. 2021-0468-KSJM (the “MSG Entertainment Litigation”). The consolidated plaintiffs filed their Verified Consolidated Derivative Complaint on October 11, 2021. The complaint, which names the Company as only a nominal defendant, retains all of the derivative claims and alleges that the members of the board of directors and controlling stockholders violated their fiduciary duties in the course of negotiating and approving the Networks Merger. Plaintiffs seek, among other relief, an award of damages to the Company including interest, and plaintiffs’ attorneys’ fees. Pursuant to the indemnity rights in its bylaws and Delaware law, the Company has advanced the costs incurred by defendants in this action, and defendants have asserted indemnification rights in respect of any adverse judgment or settlement of the action.
On March 14, 2023, the parties to the MSG Entertainment Litigation reached an agreement in principle to settle the MSG Entertainment Litigation on the terms and conditions set forth in a binding term sheet, which was incorporated into a long-form settlement agreement (the “MSGE Settlement Agreement”) that was filed with the Court on April 20, 2023. The MSGE Settlement Agreement provides for, among other things, the final dismissal of the MSG Entertainment Litigation in exchange for a settlement payment to the Company of $85 million, subject to customary reduction for attorneys’ fees and expenses, in an amount to be determined by the Court. The settlement’s amount will be fully funded by the other defendants’ insurers. The MSGE Settlement Agreement was approved by the Court on August 14, 2023.
On September 27, 2021, the Court entered an order consolidating four complaints filed by purported stockholders of MSG Networks Inc. The consolidated action is captioned: In re MSG Networks Inc. Stockholder Class Action Litigation, C.A. No. 2021-0575-KSJM (the “MSG Networks Litigation”). The consolidated plaintiffs filed their Verified Consolidated Stockholder Class Action Complaint on October 29, 2021. The complaint asserts claims on behalf of a putative class of former MSG Networks Inc. stockholders against each member of the board of directors of MSG Networks Inc. and the controlling stockholders prior to the Networks Merger. Plaintiffs allege that the MSG Networks Inc. board of directors and controlling stockholders breached their fiduciary duties in negotiating and approving the Networks Merger. The Company is not named as a defendant but has been subpoenaed to produce documents and testimony related to the Networks Merger. Plaintiffs seek, among other relief, monetary damages for the putative class and plaintiffs’ attorneys’ fees. Pursuant to the indemnity rights in its bylaws and Delaware law, the Company has advanced the costs incurred by defendants in this action, and defendants have asserted indemnification rights in respect of any adverse judgment or settlement of the action.
On April 6, 2023, the parties to the MSG Networks Litigation reached an agreement in principle to settle the MSG Networks Litigation, without admitting liability, on the terms and conditions set forth in a binding term sheet, which was incorporated into a long-form settlement agreement (the “MSGN Settlement Agreement”) that was filed with the Court on May 18, 2023. The MSGN Settlement Agreement provides for, among other things, the final dismissal of the MSG Networks Litigation in exchange for a settlement payment to the plaintiffs and the class of $48.5 million, which has been recorded in Accounts payable, accrued and other current liabilities as of June 30, 2023. MSG Networks has a dispute with its insurers over whether and to what extent there is insurance coverage for the settlement. Unless MSG Networks Inc. and the insurers settle that insurance dispute, it is expected to be resolved in a pending Delaware insurance coverage action. In the interim, and subject to final resolution of the parties’ insurance coverage dispute, certain of MSG Networks’ insurers have agreed to advance $20.5 million to fund the settlement and related class notice costs. The MSGN Settlement Agreement was approved by the Court on August 14, 2023.
The Company is a defendant in various other lawsuits. Although the outcome of these other lawsuits cannot be predicted with certainty (including the extent of available insurance, if any), management does not believe that resolution of these other lawsuits will have a material adverse effect on the Company.
Item 4. Mine Safety Disclosures
Not applicable.

PART II
Item 5. Market for the Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities
Our Class A common stock, par value $0.01 per share (“Class A Common Stock”), is listed on the New York Stock Exchange (the “NYSE”) under the symbol “SPHR.” The Company’s Class A Common Stock began “regular way” trading on the NYSE on April 20, 2020.
Performance Graph
The following graph compares the relative performance of our Class A Common Stock, the Russell 2000 Index and the Bloomberg Americas Entertainment Index. This year, the graph also includes a comparison against the Russell 3000 Index, which had been used by the Company in prior years. In light of the Company’s market capitalization following the MSGE Distribution and the Tao Group Hospitality Disposition, management has determined that the Russell 2000 Index is a more comparable broad equity market index.

This graph covers the period from April 20, 2020 through June 30, 2023. The comparison assumes an investment of $100 on April 20, 2020 and reinvestment of dividends. The stock price performance included in this graph is not necessarily indicative of future stock performance. The Russell 2000 Index, Russell 3000 Index and the Bloomberg Americas Entertainment Index are included for comparative purposes only. They do not necessarily reflect management’s opinion that such indices are an appropriate measure of the relative performance of the stock involved and they are not intended to forecast or be indicative of possible future performance of our common stock.

Comparison of Cumulative Total Return
$300
$250
$200
$150
$100
$50
$0
4/20/20
6/30/20
6/30/21
6/30/22
6/30/23
Sphere Entertainment Co.
Russell 2000 Index
Russell 3000 Index
Bloomberg Americas Entertainment Index

	Base Period 4/20/20	6/30/20	6/30/21	6/30/22	6/30/23
Sphere Entertainment Co.	$100.00	$114.80	$128.53	$80.54	$90.81
Russell 2000 Index	100.00	119.13	193.03	144.39	162.16
Russell 3000 Index	100.00	111.76	161.11	138.77	165.07
Bloomberg Americas Entertainment Index	100.00	123.07	283.23	149.70	177.25
This performance graph shall not be deemed “filed” for purposes of Section 18 of the Securities Exchange Act of 1934, as amended (the “Exchange Act”) or incorporated by reference into any of our filings under the Securities Act of 1933, as amended, or the Exchange Act, except as expressly set forth by specific reference in such filing.
As of June 30, 2023, there were 687 holders of record of our Class A Common Stock. There is no public trading market for our Class B common stock, par value $.01 per share (“Class B Common Stock”). As of June 30, 2023, there were 15 holders of record of our Class B Common Stock.
We did not pay any dividends on our common stock during Fiscal Year 2023 and do not have any current plans to pay a cash dividends on our common stock for the foreseeable future.
Issuer Purchases of Equity Securities
On March 31, 2020, the Company’s Board of Directors authorized a share repurchase program to repurchase up to $350 million of the Company’s Class A Common Stock. The program was re-authorized by the Company’s Board of Directors on March 29, 2023. Under the authorization, shares of Class A Common Stock may be purchased from time to time in open market transactions, in accordance with applicable insider trading and other securities laws and regulations. The timing and amount of purchases will depend on market conditions and other factors. No shares have been repurchased to date.
Securities Authorized for Issuance Under Equity Compensation Plans
The information required by this Item is incorporated by reference to the definitive Proxy Statement for our 2023 Annual Meeting of Stockholders, which is expected to be filed with the SEC within 120 days of our fiscal year end.
Item 6. [RESERVED]

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations
All dollar amounts included in the following MD&A are presented in thousands, except as otherwise noted.
This Management’s Discussion and Analysis of Financial Condition and Results of Operations (“MD&A”) contains forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. In this MD&A, there are statements concerning the future operating and future financial performance of Sphere Entertainment Co. and its direct and indirect subsidiaries (collectively, “we,” “us,” “our,” “Sphere Entertainment,” or the “Company”), including (i) the timing and costs of venue construction and the development of related content, (ii) our plans to refinance MSG Networks’ existing debt, (iii) the success of Sphere and The Sphere Experience, (iv) our plans for the potential disposition of the Company’s retained interest in Madison Square Garden Entertainment Corp. (“MSG Entertainment”), (v) our strategy for MSG Networks’ direct-to-consumer product, (vi) the impact of run-rate savings that could be generated by the Company’s cost reduction program, the ability to reduce or defer certain discretionary capital projects, and (viii) our plans for possible additional debt financing. Words such as “expects,” “anticipates,” “believes,” “estimates,” “may,” “will,” “should,” “could,” “potential,” “continue,” “intends,” “plans,” and similar words and terms used in the discussion of future operating and future financial performance identify forward-looking statements. Investors are cautioned that such forward-looking statements are not guarantees of future performance, results or events and involve risks and uncertainties and that actual results or developments may differ materially from the forward-looking statements as a result of various factors. Factors that may cause such differences to occur include, but are not limited to:
•the substantial amount of debt we have incurred, the ability of our subsidiaries to make payments on, or repay or refinance, such debt under their respective credit facilities (including refinancing the MSG Networks debt prior to its maturity in October 2024), and our ability to obtain additional financing, to the extent required, on terms favorable to us or at all;
•the popularity of The Sphere Experience, as well as our ability to attract advertisers and marketing partners, and audiences and artists to residencies, concerts and other events at Sphere in Las Vegas;
•our ability to successfully design, construct, finance and operate new entertainment venues in Las Vegas and/or other markets, as applicable, and the investments, costs and timing associated with those efforts, including obtaining financing, the impact of inflation and any construction delays and/or cost overruns;
•the successful development of The Sphere Experience and related original immersive productions and the investments associated with such development, as well as investment in personnel, content and technology for Sphere;
•our ability to successfully implement cost reductions and reduce or defer certain discretionary capital projects, if necessary;
•our ability to dispose of all or a portion of the remainder of the MSGE Retained Interest (as defined below) on favorable terms due to market conditions or otherwise;
•the level of our expenses and our operational cash burn rate, including our corporate expenses;
•the demand for MSG Networks programming among cable, satellite, fiber-optic and other platforms that distribute its networks (“Distributors”) and the number of subscribers thereto, and our ability to enter into and renew affiliation agreements with Distributors, or to do so on favorable terms, as well as the impact of consolidation among Distributors;
•our ability to successfully execute MSG Networks’ strategy for a direct-to-consumer offering and our ability to adapt to new content distribution platforms or changes in consumer behavior resulting from emerging technologies;
•the ability of our Distributors to minimize declines in subscriber levels;
•the impact of subscribers selecting Distributors’ packages that do not include our networks or distributors that do not carry our networks at all;
•MSG Networks’ ability to renew or replace its media rights agreements with professional sports teams and its ability to perform its obligations thereunder;
•the relocation or insolvency of professional sports teams with which we have a media rights agreement;

•general economic conditions, especially in the Las Vegas and New York City metropolitan areas where we have (or plan to have) significant business activities;
•the demand for advertising and marketing partnership offerings at Sphere and advertising and viewer ratings for our networks;
•competition, for example, from other venues (including the construction of new competing venues) and other regional sports and entertainment offerings;
•our ability to effectively manage any impacts of the COVID-19 pandemic or future pandemics or public health emergencies, as well as renewed actions taken in response by governmental authorities or certain professional sports leagues, including ensuring compliance with rules and regulations imposed upon our venues, to the extent applicable;
•the effect of any postponements or cancellations by third-parties or the Company as a result of the COVID-19 pandemic or future pandemics due to operational challenges and other health and safety concerns;
•the extent to which attendance at Sphere in Las Vegas may be impacted by government actions, health concerns by potential attendees or reduced tourism;
•the security of our MSG Networks program signal and electronic data;
•the on-ice and on-court performance and popularity of the professional sports teams whose games we broadcast on our networks;
•changes in laws, guidelines, bulletins, directives, policies and agreements, and regulations under which we operate;
•any economic, social or political actions, such as boycotts, protests, work stoppages or campaigns by labor organizations, including the unions representing players and officials of the NBA and NHL, or other work stoppage that may impact us or our business partners;
•seasonal fluctuations and other variations in our operating results and cash flow from period to period;
•business, reputational and litigation risk if there is a cyber or other security incident resulting in loss, disclosure or misappropriation of stored personal information, disruption of our Sphere or MSG Networks businesses or disclosure of confidential information or other breaches of our information security;
•activities or other developments (such as pandemics, including the COVID-19 pandemic) that discourage or may discourage congregation at prominent places of public assembly, including our venue;
•the level of our capital expenditures and other investments;
•the acquisition or disposition of assets or businesses and/or the impact of, and our ability to successfully pursue, acquisitions or other strategic transactions;
•our ability to successfully integrate acquisitions, new venues or new businesses into our operations;
•the operating and financial performance of our strategic acquisitions and investments, including those we do not control;
•our internal control environment and our ability to identify and remedy any future material weaknesses;
•the costs associated with, and the outcome of, litigation and other proceedings to the extent uninsured, including litigation or other claims against companies we invest in or acquire;
•the impact of governmental regulations or laws, changes in these regulations or laws or how those regulations and laws are interpreted, as well as our ability to maintain necessary permits, licenses and easements;
•the impact of sports league rules, regulations and/or agreements and changes thereto;
•financial community perceptions of our business, operations, financial condition and the industries in which we operate;
•the ability of our investees and others to repay loans and advances we have extended to them;

•the performance by our affiliated entities of their obligations under various agreements with us, as well as our performance of our obligations under such agreements and ongoing commercial arrangements;
•the tax-free treatment of the MSGE Distribution (as defined below) and the distribution from MSG Sports in 2020;
•our ability to achieve the intended benefits of the MSGE Distribution; and
•the additional factors described under “Part I — Item 1A. Risk Factors” included in this Annual Report on Form 10-K.
These forward-looking statements are subject to a number of risks, uncertainties and assumptions, including those described in “Risk Factors.” Moreover, we operate in a very competitive and rapidly changing environment. New risks emerge from time to time. It is not possible for our management to predict all risks, nor can we assess the impact of all factors on our business or the extent to which any factor, or combination of factors, may cause actual results to differ materially from those contained in any forward-looking statements we may make. In light of these risks, uncertainties and assumptions, the forward-looking events and circumstances discussed in this Form 10-K may not occur and actual results could differ materially and adversely from those anticipated or implied in the forward-looking statements.
You should not rely upon forward-looking statements as predictions of future events. We cannot guarantee that the future results, levels of activity, performance or events and circumstances reflected in the forward-looking statements will be achieved or occur. Moreover, except as required by law, neither we nor any other person assumes responsibility for the accuracy and completeness of the forward-looking statements. We undertake no obligation to update publicly any forward-looking statements for any reason after the date of this Form 10-K to conform these statements to actual results or to changes in our expectations.
MSGE Distribution
On April 20, 2023 (the “MSGE Distribution Date”), the Company distributed approximately 67% of the outstanding common stock of MSG Entertainment (the “MSGE Distribution”), with the Company retaining approximately 33% of the outstanding common stock of MSG Entertainment (in the form of MSG Entertainment Class A common stock) immediately following the MSGE Distribution (the “MSGE Retained Interest”). Following the MSGE Distribution Date, the Company retained the Sphere and MSG Networks businesses and MSG Entertainment now owns the traditional live entertainment business previously owned and operated by the Company through its Entertainment business segment, excluding the Sphere business. In the MSGE Distribution, stockholders of the Company received (a) one share of MSG Entertainment’s Class A common stock, par value $0.01 per share, for every share of the Company’s Class A common stock, par value $0.01 per share (“Class A common stock”), held of record as of the close of business, New York City time, on April 14, 2023 (the “Record Date”), and (b) one share of MSG Entertainment’s Class B common stock, par value $0.01 per share, for every share of the Company’s Class B common stock, par value $0.01 per share (“Class B common stock”), held of record as of the close of business, New York City time, on the Record Date. Concurrently with the MSGE Distribution, the Company entered into a delayed draw term loan (the “DDTL Facility”) with a subsidiary of MSG Entertainment that provided for a $65,000 senior unsecured delayed draw term loan facility. The DDTL Facility was fully drawn on July 14, 2023 and on August 9, 2023, the Company repaid all amounts outstanding under the DDTL Facility (including accrued interest and commitment fees) using a portion of the MSGE Retained Interest.
Following the sale of a portion of the MSGE Retained Interest and the repayment of the DDTL Facility, the Company now holds approximately 17% of the outstanding common stock of MSG Entertainment (in the form of MSG Entertainment Class A common stock), based on 49,128 total shares of MSG Entertainment common stock outstanding as of August 18, 2023.
As of April 20, 2023, the MSG Entertainment business met the criteria for discontinued operations and was classified as a discontinued operation. See Note 3. Discontinued Operations to the consolidated financial statements included in Item 8 of this Annual Report on Form 10-K for further details regarding the MSGE Distribution.
Tao Group Hospitality Disposition
On May 3, 2023, the Company completed the sale of its 66.9% majority interest in TAO Group Sub-Holdings LLC (“Tao Group Hospitality”) to a subsidiary of Mohari Hospitality Limited, a global investment company focused on the luxury lifestyle and hospitality sectors (the “Tao Group Hospitality Disposition”).
Since March 31, 2023, the Tao Group Hospitality segment met the criteria for discontinued operations and was classified as a discontinued operation. See Note 3. Discontinued Operations to the consolidated financial statements included in Item 8 of this Annual Report on Form 10-K for further details regarding the Tao Group Hospitality Disposition.

After giving effect to the MSGE Distribution and Tao Group Hospitality Disposition, the Company operates and reports financial information in two reportable segments: Sphere and MSG Networks.
Introduction
This MD&A is provided as a supplement to, and should be read in conjunction with, the audited consolidated financial statements and footnotes thereto included in Item 8 of this Annual Report on Form 10-K to help provide an understanding of our financial condition, changes in financial condition and results of operations.
Our MD&A is organized as follows:
Business Overview. This section provides a general description of our business, as well as other matters that we believe are important in understanding our results of operations and financial condition and in anticipating future trends.
Results of Operations. This section provides an analysis of our results of operations for Fiscal Years 2023, 2022, and 2021 on both a (i) consolidated basis and (ii) segment basis.
Liquidity and Capital Resources. This section provides a discussion of our financial condition and liquidity, as well as an analysis of our cash flows for Fiscal Years 2023, 2022, and 2021. The discussion of our financial condition and liquidity includes summaries of our primary sources of liquidity, our contractual obligations and off balance sheet arrangements that existed at June 30, 2023.
Seasonality of Our Business. This section discusses the seasonal performance of our business.
Recently Issued Accounting Pronouncements and Critical Accounting Policies. This section cross-references a discussion of critical accounting policies considered to be important to our financial condition and results of operations and which require significant judgment and estimates on the part of management in their application. Our critical accounting policies and recently issued accounting pronouncements, are discussed included in Items 7 and 8, respectively, of this Annual Report on Form 10-K.
Business Overview
Sphere Entertainment Co. is a premier live entertainment and media company comprised of two reportable segments, Sphere and MSG Networks. Sphere is a next-generation entertainment medium, and MSG Networks operates two regional sports and entertainment networks, as well as a direct-to-consumer and authenticated streaming product.
Sphere: This segment reflects Sphere, a next-generation entertainment medium powered by cutting-edge technologies that we believe will enable multi-sensory storytelling at an unparalleled scale. The Company’s first Sphere is expected to open in Las Vegas in September 2023. The venue can accommodate up to 20,000 guests and is expected to host a wide variety of events year-round, including The Sphere ExperienceTM, which will feature original immersive productions, as well as concerts and residencies from renowned artists, and marquee sporting and corporate events. Supporting this strategy is Sphere Studios, which is home to a team of creative, production, technology and software experts who provide full in-house creative and production services. The studio campus in Burbank includes a 68,000-square-foot development facility, as well as Big Dome, a 28,000-square-foot, 100-foot high custom dome, with a quarter-sized version of the screen at Sphere in Las Vegas, that serves as a specialized screening, production facility, and lab for content at Sphere.

MSG Networks: This segment is comprised of the Company’s regional sports and entertainment networks, MSG Network and MSG Sportsnet, as well as its direct-to-consumer streaming product, MSG+. MSG Networks serves the New York Designated Market Area, as well as other portions of New York, New Jersey, Connecticut and Pennsylvania and features a wide range of sports content, including exclusive live local games and other programming of the New York Knicks (the “Knicks”) of the National Basketball Association (the “NBA”) and the New York Rangers (the “Rangers”), New York Islanders (the “Islanders”), New Jersey Devils (the “Devils”) and Buffalo Sabres (the “Sabres”) of the National Hockey League (the “NHL”), as well as significant coverage of the New York Giants (the “Giants”) and the Buffalo Bills (the “Bills”) of the National Football League (the “NFL”).
Description of Our Segments
Sphere
Revenue Sources — Sphere
The Sphere segment has yet to generate material revenue during Sphere’s pre-opening period. See Note 2. Summary of Significant Accounting Policies to the consolidated financial statements included in Item 8 of this Annual Report on Form 10-K for further details regarding our accounting policies on revenue recognition.

Expenses — Sphere
The Sphere segment incurs non-capitalizable content development and technology costs associated with the Company’s Sphere initiative. Sphere also incurs corporate and supporting department operating costs that are attributable to Sphere development, including charges under the transition services agreement with MSG Entertainment (the “MSGE TSA”), costs associated with the promotion of events through various advertising campaigns, and non-event related operating expenses such as insurance, utilities, repairs and maintenance, labor related to the overall management of the Sphere segment and depreciation and amortization expense related to certain corporate property, equipment and leasehold improvements. See Note 2. Summary of Significant Accounting Policies to the consolidated financial statements included in Item 8 of this Annual Report on Form 10-K for further details regarding our accounting policies on direct operating expenses.
MSG Networks
Revenue Sources — MSG Networks
The MSG Networks segment generates revenues principally from affiliation fees, as well as from the sale of advertising. For Fiscal Year 2023, this segment represented approximately 99.5% of our consolidated revenues.
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
MSG Networks is a party to long-term media rights agreements with the Knicks and the Rangers, which provide the Company with the exclusive live media rights to the teams’ games in their local markets. In addition, MSG Networks has media rights agreements with the Islanders, Devils and Sabres. The media rights acquired under these agreements to telecast various sporting events and other programming for exhibition on our networks are typically expensed on a straight-line basis over the applicable annual contract or license period. We negotiate directly with the teams to determine the fee and other provisions of the media rights agreements. Media rights fees for sports programming are influenced by, among other things, the size and demographics of the geographic area in which the programming is distributed, and the popularity and/or the competitiveness of a team.
Other direct programming and production-related costs include, but are not limited to, the salaries of on-air personalities, producers, directors, technicians, writers and other creative staff, as well as expenses associated with location costs, remote facilities and maintaining studios, origination, and transmission services and facilities.
Other Expenses
The Company’s selling, general and administrative expenses primarily consist of administrative costs, including compensation, professional fees, advertising sales commissions, as well as sales and marketing costs, including non-event related advertising expenses. Selling, general and administrative expenses for periods prior to the MSGE Distribution include certain corporate overhead expenses that do not meet the criteria for inclusion in discontinued operations.
Prior to December 31, 2022, MSG Networks was party to an advertising sales representation agreement (the “Networks Advertising Sales Representation Agreement”) with MSG Entertainment that gave MSG Entertainment the exclusive right and obligation to sell certain of MSG Networks’ advertising availabilities for a commission. The Networks Advertising Sales Representation Agreement was terminated effective as of December 31, 2022. Starting January 1, 2023, all costs incurred by MSG Networks to sell advertising (that was previously performed by MSG Entertainment) are included in selling, general, and administrative expenses.

Factors Affecting Operating Results
The operating results of our Sphere segment will be largely dependent on our ability to attract audiences to The Sphere Experience, and advertisers and marketing partners, as well as guests and artists to residencies, concerts and other events at our venue. The operating results of our MSG Networks segment are largely dependent on the affiliation agreements MSG Networks negotiates with Distributors, the number of subscribers of certain Distributors, the success of our DTC product, and the advertising rates we charge advertisers. Certain of these factors in turn depend on the popularity and/or performance of the professional sports teams whose games we broadcast on our networks.
Our Company’s future performance is dependent in part on general economic conditions and the effect of these conditions on our customers. Weak economic conditions may lead to lower demand for our entertainment offerings (including The Sphere Experience) and programming content, which would also negatively affect concession and merchandise sales, and could lead to lower levels of advertising, sponsorship and venue signage. These conditions may also affect the number of immersive productions, concerts, residencies and other events that take place in the future. An economic downturn could adversely affect our business and results of operations.
The Company continues to explore additional opportunities to expand our presence in the entertainment industry. Any new investment may not initially contribute to operating income, but is intended to contribute to the success of the Company over time. Our results will also be affected by investments in, and the success of, new immersive productions.
Factors Affecting Comparability
The Company’s operations and operating results were materially impacted by the COVID-19 pandemic and actions taken in response by governmental authorities and certain professional sports leagues during Fiscal Year 2021. As a result of the shortened 2020-21 NBA and NHL seasons, MSG Networks aired substantially fewer NBA and NHL telecasts during Fiscal Year 2021, as compared with Fiscal Year 2019 (the last full fiscal year not impacted by COVID-19), and consequently experienced a decrease in revenues, including a material decrease in advertising revenue. The absence of live sports games also resulted in a decrease in certain MSG Networks expenses, including rights fees, variable production expenses, and advertising sales commissions. MSG Networks aired full regular season telecast schedules in Fiscal Year 2022 and Fiscal Year 2023 for its five professional teams across both the NBA and NHL, and, as a result, its advertising revenue and certain operating expenses, including rights fees expense, reflect the same.
It is unclear to what extent pandemic concerns, including with respect to COVID-19 or other future pandemics, could (i) result in new government-mandated capacity or other restrictions or vaccination/mask requirements or impact the use of and/or demand for Sphere in Las Vegas, impact demand for the Company’s sponsorship and advertising assets, deter employees and vendors from working at Sphere in Las Vegas (which may lead to difficulties in staffing), deter artists from touring or (ii) result in professional sports leagues suspending, cancelling or otherwise reducing the number of games scheduled in the regular reason or playoffs, which could have a material impact on the distribution and/or advertising revenues of the MSG Networks segment, or otherwise materially impact our operations.
For more information about the risks to the Company as a result of the COVID-19 pandemic and its impact on our operating results, see “Part I — Item 1A. Risk Factors — Operational and Economic Risks—Our Operations and Operating Results Were Materially Impacted by the COVID-19 Pandemic and Actions Taken in Response by Governmental Authorities and Certain Professional Sports Leagues, and a Resurgence of the COVID-19 Pandemic or Another Pandemic or Public Health Emergency Could Adversely Affect Our Business and Results of Operations.”

In addition to the above items, the MSGE Distribution and Tao Group Hospitality Disposition both qualified for discontinued operations presentation under GAAP during Fiscal Year 2023. As such, the Company’s historical results for all periods presented have been recast to exclude the operations of each disposed business. See below for further discussion.

Results of Operations
Comparison of the Fiscal Year Ended June 30, 2023 versus the Fiscal Year Ended June 30, 2022
Consolidated Results of Operations
The table below sets forth, for the periods presented, certain historical financial information.

	Years Ended June 30,		Change
	2023	2022	Amount	Percentage
Revenues	$573,831	$610,055	$(36,224)	(6)%
Direct operating expenses	(342,211)	(320,278)	(21,933)	7%
Selling, general and administrative expenses	(452,142)	(419,793)	(32,349)	8%
Depreciation and amortization	(30,716)	(22,562)	(8,154)	36%
Impairment and other gains, net	6,120	245	5,875	NM
Restructuring charges	(27,924)	(13,404)	(14,520)	108%
Operating loss	(273,042)	(165,737)	(107,305)	65%
Interest income	11,585	3,575	8,010	NM
Other income (expense), net	536,887	(5,518)	542,405	NM
Income (loss) from operations before income taxes	275,430	(167,680)	443,110	NM
Income tax (expense) benefit	(103,403)	29,830	(133,233)	NM
Income (loss) from continuing operations	172,027	(137,850)	309,877	NM
Income (loss) from discontinued operations, net of taxes	333,653	(52,297)	385,950	NM
Net income (loss)	505,680	(190,147)	695,827	NM
Less: Net income attributable to redeemable noncontrolling interests from discontinued operations	3,925	7,739	(3,814)	(49)%
Less: Net loss attributable to nonredeemable noncontrolling interests from discontinued operations	(1,017)	(3,491)	2,474	(71)%
Net income (loss) attributable to Sphere Entertainment Co.’s stockholders	$502,772	$(194,395)	$697,167	NM

NM — Absolute percentages greater than 200% and comparisons from positive to negative values or to zero values are considered not meaningful.
For all periods through the MSGE Distribution, the reported financial results of the Company reflect the results of the MSG Entertainment business, previously owned and operated by the Company through its Sphere segment, as discontinued operations and for all periods through the Tao Group Hospitality Disposition, the reported financial results of the Company reflect the results of the Tao Group Hospitality segment, previously owned and operated by the Company, as discontinued operations. In addition, results from continuing operations for these periods include certain corporate overhead expenses that the Company did not incur in the period after the completion of the MSGE Distribution and does not expect to incur in future periods, but which do not meet the criteria for inclusion in discontinued operations. The reported financial results of the Company for the periods after the MSGE Distribution reflect the Company’s results on a standalone basis, including the Company’s actual corporate overhead.
The following is a summary of changes in our segments’ operating results for Fiscal Year 2023 as compared to Fiscal Year 2022, which are discussed below under “Business Segment Results.”

Changes attributable to	Revenues	Direct operating expenses	Selling, general and administrative expenses	Depreciation and amortization	Impairment and other gains, net	Restructuring charges	Operating loss
Sphere segment	$710	$(5,545)	$(31,996)	$(10,880)	$5,984	$(10,184)	$(51,911)
MSG Networks segment	(36,934)	(16,388)	(353)	2,726	(109)	(4,336)	(55,394)
	$(36,224)	$(21,933)	$(32,349)	$(8,154)	$5,875	$(14,520)	$(107,305)
Depreciation and amortization
Depreciation and amortization for Fiscal Year 2023 increased $8,154, or 36%, to $30,716 as compared to Fiscal Year 2022 primarily due to an increase in depreciation of Big Dome, the Company’s creative studio in Burbank, California, due to certain assets being placed in service during Fiscal Year 2023.

Impairment and other gains, net
Impairment and other gains, net, were $6,120 for Fiscal Year 2023 as compared to $245 for Fiscal Year 2022. The increase in the net gain of $5,875 was primarily due to the receipt of insurance proceeds related to Big Dome, the Company’s creative studio in Burbank, California.
Restructuring charges
Restructuring charges for Fiscal Year 2023 increased $14,520, or 108%, to $27,924 as compared to Fiscal Year 2022 primarily due to termination benefits provided for a workforce reduction of certain executives and employees within the Sphere and MSG Networks segments as part of the Company’s cost reduction program implemented in Fiscal Year 2023.
Interest income
Interest income for Fiscal Year 2023 increased $8,010, as compared to the prior year period primarily due to higher interest rates.
Other income (expense), net
Other income (expense), net for Fiscal Year 2023, increased $542,405, as compared to the prior year period, primarily due to unrealized gains of $341,039 and realized gains of $204,676 associated with the Company’s retained interest in MSG Entertainment.
Income taxes
Income tax expense from continuing operations for Fiscal Year 2023 of $103,403 differs from income tax expense derived from applying the statutory federal rate of 21% to the pretax income primarily due to (i) tax expense of $35,656 related to state and local taxes, (ii) tax expense of $4,814 related to nondeductible officers’ compensation, and (iii) tax expense related to excess share based compensation of $4,678, partially offset by a decrease in the valuation allowance of $2,053.
Income tax benefit from continuing operations for Fiscal Year 2022 of $29,830 differs from income tax benefit derived from applying the statutory federal rate of 21% to the pretax loss primarily due to (i) tax expense of $12,759 related to nondeductible officers’ compensation, partially offset by state income tax benefit of $3,970 and a decrease in the valuation allowance of $2,200.
See Note 16. Income Taxes to the consolidated financial statements included in Item 8 of this Annual Report on Form 10-K for further details on the components of income tax and a reconciliation of the statutory federal rate to the effective tax rate.
Adjusted operating income (loss) (“AOI”)
The Company evaluates segment performance based on several factors, of which the key financial measure is adjusted operating income (loss), a non-GAAP financial measure. We define adjusted operating income (loss) as operating income (loss) excluding:
(i) depreciation, amortization and impairments of property and equipment, goodwill and intangible assets,
(ii) amortization for capitalized cloud computing arrangement costs,
(iii) share-based compensation expense,
(iv) restructuring charges or credits,
(v) merger and acquisition-related costs, including litigation expenses,
(vi) gains or losses on sales or dispositions of businesses and associated settlements,
(vii) the impact of purchase accounting adjustments related to business acquisitions, and
(viii) gains and losses related to the remeasurement of liabilities under the Company’s Executive Deferred Compensation Plan.
See Note 18. Segment Information to the consolidated financial statements included in Item 8 of this Annual Report on Form 10-K for further discussion on the definition of AOI.
The Company believes that the exclusion of share-based compensation expense or benefit allows investors to better track the performance of the Company’s business without regard to the settlement of an obligation that is not expected to be made in cash. The Company eliminates merger and acquisition-related costs, when applicable, because the Company does not consider such costs to be indicative of the ongoing operating performance of the Company as they result from an event that is of a non-recurring nature, thereby enhancing comparability. In addition, management believes that the exclusion of gains and losses related to the remeasurement of liabilities under the Company’s Executive Deferred Compensation Plan provides investors with a clearer picture of the Company’s operating performance given that, in accordance with GAAP, gains and losses related to the remeasurement of liabilities under the Company’s Executive Deferred Compensation Plan are recognized in Operating income (loss) whereas gains and losses related to the remeasurement of the assets under the Company’s Executive Deferred Compensation Plan, which are equal to and therefore fully offset the gains and losses related to the remeasurement of liabilities, are recognized in Other income (expense), net, which is not reflected in Operating income (loss).
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
The following is a reconciliation of operating loss to adjusted operating loss:

	Years Ended June 30,		Change
	2023	2022	Amount	Percentage
Operating loss	$(273,042)	$(165,737)	$(107,305)	65%
Share-based compensation(a)	42,607	56,760	(14,153)
Depreciation and amortization	30,716	22,562	8,154
Restructuring charges	27,924	13,404	14,520
Impairment and other gains, net	(6,120)	(245)	(5,875)
Merger and acquisition related costs	55,047	48,517	6,530
Amortization for capitalized cloud computing costs	161	271	(110)
Remeasurement of deferred compensation plan liabilities	187	—	187
Adjusted operating loss	$(122,520)	$(24,468)	$(98,052)	NM
________________
NM — Absolute percentages greater than 200% and comparisons from positive to negative values or to zero values are considered not meaningful.
(a)For periods through the MSGE Distribution, share-based compensation includes expenses related to corporate employees that the Company does not expect to incur in future periods, but which do not meet the criteria for inclusion in discontinued operations.
Adjusted operating loss for Fiscal Year 2023 increased $98,052 to $122,520 as compared to Fiscal Year 2022. The net increase was attributable to the following:

Increase in adjusted operating loss of the Sphere segment	$(61,242)
Decrease in adjusted operating income of the MSG Networks segment	(36,810)
$(98,052)

Business Segment Results
Sphere
The table below sets forth, for the periods presented, certain historical financial information and a reconciliation of operating loss to adjusted operating loss for the Company’s Sphere segment.

	Years Ended June 30,		Change
	2023	2022	Amount	Percentage
Revenues	$2,610	$1,900	$710	37%
Direct operating expenses	(5,545)	—	(5,545)	NM
Selling, general and administrative expenses	(325,660)	(293,664)	(31,996)	11%
Depreciation and amortization	(24,048)	(13,168)	(10,880)	83%
Impairment and other gains, net	6,229	245	5,984	NM
Restructuring charges	(23,136)	(12,952)	(10,184)	79%
Operating loss	$(369,550)	$(317,639)	$(51,911)	16%
Reconciliation to adjusted operating loss:
Share-based compensation expense	36,188	39,668	(3,480)
Depreciation and amortization	24,048	13,168	10,880
Restructuring charges	23,136	12,952	10,184
Impairment and other gains, net	(6,229)	(245)	(5,984)
Merger and acquisition related costs	(189)	20,834	(21,023)
Amortization for capitalized cloud computing costs	—	95	(95)
Remeasurement of deferred compensation plan liabilities	187	—	187
Adjusted operating loss	$(292,409)	$(231,167)	$(61,242)	26%
—————————
NM — Absolute percentages greater than 200% and comparisons from positive to negative values or to zero values are considered not meaningful.
Revenues
Revenues increased $710 from $1,900 for Fiscal Year 2022 to $2,610 for Fiscal Year 2023. The net increase was attributable to the full year impact of sublease rental income of office space in San Francisco, California, that the Company subleased to a third-party after relocating certain operations to Burbank, California.
Direct operating expenses
Direct operating expenses increased $5,545 from $0 for Fiscal Year 2022 to $5,545 for Fiscal Year 2023. The net increase was primarily attributable to advertising and marketing costs related to the opening of Sphere in Las Vegas.
Selling, general and administrative expenses
Selling, general and administrative expenses increased $31,996, or 11%, for Fiscal Year 2023 to $325,660 as compared to Fiscal Year 2022. The increase was primarily due to the impact of the MSGE TSA, higher employee compensation and related benefits and other cost increases. The overall increase was partially offset by the absence of certain corporate expenses that were included in the segment results for the entire prior year but were only included in the results for the pre-MSGE Distribution period (July 1, 2022 through April 20, 2023) in Fiscal Year 2023.
While the Company did not incur these corporate costs after the MSGE Distribution Date and does not expect to incur these corporate costs in Fiscal Year 2024, they did not meet the criteria for inclusion in discontinued operations for all periods prior to the MSGE Distribution Date.

In addition, professional fees incurred by the Company decreased, as compared to the prior year, due to the inclusion of litigation-related insurance recoveries received in Fiscal Year 2023 associated with the Networks Merger.
Depreciation and amortization
Depreciation and amortization for Fiscal Year 2023 increased $10,880, or 83%, to $24,048 as compared to Fiscal Year 2022 primarily due to an increase in depreciation of Big Dome, the Company’s creative studio in Burbank, California, due to certain assets being placed in service during Fiscal Year 2023.

Restructuring charges
Restructuring charges for Fiscal Year 2023 increased $10,184, or 79%, to $23,136 as compared to Fiscal Year 2022 primarily due to termination benefits provided for a workforce reduction of certain executives and employees as part of the Company’s cost reduction program implemented in Fiscal Year 2023.
Operating loss
Operating loss for Fiscal Year 2023 increased $51,911 to $369,550 as compared to an operating loss of $317,639 in Fiscal Year 2022. The increased operating loss was primarily due to the increase in selling, general and administrative expenses, higher depreciation and amortization, and an increase in restructuring charges.
Adjusted operating loss
Adjusted operating loss for Fiscal Year 2023 increased $61,242 to $292,409 as compared to Fiscal Year 2022. The increased adjusted operating loss was primarily due to the increase in net loss, partially offset by higher depreciation and amortization expenses and restructuring charges, both of which are excluded in the calculation of adjusted operating loss.
MSG Networks
The tables below set forth, for the periods presented, certain historical financial information and a reconciliation of operating income to adjusted operating income for the Company’s MSG Networks segment.

	Years Ended June 30,		Change
	2023	2022	Amount	Percentage
Revenues	$571,221	$608,155	$(36,934)	(6)%
Direct operating expenses	(336,666)	(320,278)	(16,388)	5%
Selling, general and administrative expenses (a)	(126,482)	(126,129)	(353)	—%
Depreciation and amortization	(6,668)	(9,394)	2,726	(29)%
Impairment and other losses, net	(109)	—	(109)	NM
Restructuring charges	(4,788)	(452)	(4,336)	NM
Operating income	$96,508	$151,902	$(55,394)	(36)%
Reconciliation to adjusted operating income:
Share-based compensation expense	6,419	17,092	(10,673)
Depreciation and amortization	6,668	9,394	(2,726)
Restructuring charges	4,788	452	4,336
Impairment and other losses, net	109	—	109
Merger and acquisition related costs	55,236	27,683	27,553
Amortization for capitalized cloud computing costs	161	176	(15)
Adjusted operating income	$169,889	$206,699	$(36,810)	(18)%
_________________
NM — Absolute percentages greater than 200% and comparisons from positive to negative values or to zero values are considered not meaningful.
(a)As a result of the MSGE Distribution on April 20, 2023 (which is presented as discontinued operations under GAAP), prior period results of the MSG Networks segment have been recast to exclude expenses of approximately $8,800 and $20,900 for Fiscal Years 2023 and 2022, respectively, related to the MSG Networks’ Advertising Sales Representation Agreement with MSG Entertainment, which was terminated effective as of December 31, 2022. A portion of these expenses were absorbed directly by MSG Networks following the termination of the advertising sales representation agreement and are reflected in MSG Networks’ results beginning January 1, 2023.
Revenues
Revenues for Fiscal Year 2023 decreased $36,934, or 6%, to $571,221 as compared to the prior year. The changes in revenues were attributable to the following:

Year Ended June 30, 2023
Decrease in affiliation fee revenue	$(49,302)
Increase in advertising revenue	11,517
Other net increases	851
$(36,934)

For Fiscal Year 2023, affiliation fee revenue decreased $49,302, primarily due to a decrease in subscribers of approximately 10.5% (excluding the impact of the non-renewal of MSG Networks’ carriage agreement with Comcast Corporation (“Comcast”) as of October 1, 2021) and, to a lesser extent, the impact of the Comcast non-renewal. These decreases were partially offset by net favorable affiliate adjustments of approximately $10,400 and the impact of higher affiliation rates.
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
For Fiscal Year 2023, the increase in advertising revenue primarily reflected higher advertising sales related to professional sports telecasts due to the impact of a higher number of live telecasts and an increase in per-game advertising sales as compared with the prior year periods, as well as higher sales related to the Company’s non-ratings-based advertising initiatives.
Direct operating expenses
For Fiscal Year 2023, direct operating expenses increased $16,388, or 5%, to $336,666 as compared to the prior year. The changes were attributable to the following:

Year Ended June 30, 2023
Increase in rights fees expense	$14,610
Change in other programming and production costs	1,778
$16,388
For Fiscal Year 2023, right fees expense increased $14,610 primarily due to the impact of annual contractual rate increases and due to the absence of reductions in media rights fees related to the shortened 2020-21 NHL season recorded in the prior year first quarter.
For Fiscal Year 2023, other programming and production costs increased $1,778 primarily due to a higher number of professional sports telecasts in the current fiscal year.
Selling, general and administrative expenses
For Fiscal Year 2023, selling, general and administrative expenses increased $353, to $126,482 as compared to the prior year primarily due to litigation settlement expenses of $48,500 recognized in the current year related to the Networks Merger, which was partially offset by lower advertising and marketing expenses, lower employee compensation and related benefits, and other cost decreases.
Operating income
For Fiscal Year 2023, operating income decreased $55,394, or 36%, to $96,508 as compared to the prior year. The decrease in operating income was primarily due to the decrease in revenues, increase in direct operating expenses, and the impact of restructuring charges.
Adjusted operating income
For Fiscal Year 2023, adjusted operating income decreased $36,810, or 18%, to $169,889 as compared to the prior year. The decrease in adjusted operating income was lower than the decrease in operating income of $55,394 primarily due to the decrease in revenues and increase in direct operating expenses, partially offset by a decrease in selling, general and administrative expenses (excluding the impact of the Networks Merger litigation settlement and restructuring expenses discussed above).

Comparison of the Fiscal Year Ended June 30, 2022 versus the Fiscal Year Ended June 30, 2021
Consolidated Results of Operations
The table below sets forth, for the periods presented, certain historical financial information.

	Years Ended June 30,		Change
	2022	2021	Amount	Percentage
Revenues	$610,055	$647,510	$(37,455)	(6)%
Direct operating expenses	(320,278)	(262,859)	(57,419)	22%
Selling, general and administrative expenses	(419,793)	(295,472)	(124,321)	42%
Depreciation and amortization	(22,562)	(16,606)	(5,956)	36%
Impairment and other gains, net	245	—	245	NM
Restructuring charges	(13,404)	(8,061)	(5,343)	66%
Operating (loss) income	(165,737)	64,512	(230,249)	NM
Interest income	3,575	3,172	403	13%
Interest expense	—	(20,219)	20,219	(100)%
Other income (expense), net	(5,518)	(3,935)	(1,583)	40%
(Loss) income from operations before income taxes	(167,680)	43,530	(211,210)	NM
Income tax (expense) benefit	29,830	(38,907)	68,737	(177)%
(Loss) income from continuing operations	(137,850)	4,623	(142,473)	NM
Loss from discontinued operations, net of taxes	(52,297)	(171,142)	118,845	(69)%
Net loss	(190,147)	(166,519)	(23,628)	14%
Less: Net income (loss) attributable to redeemable noncontrolling interests from discontinued operations	7,739	(16,269)	24,008	(148)%
Less: Net loss attributable to nonredeemable noncontrolling interests from discontinued operations	(3,491)	(2,099)	(1,392)	66%
Net loss attributable to Sphere Entertainment Co.’s stockholders	$(194,395)	$(148,151)	$(46,244)	31%

NM — Absolute percentages greater than 200% and comparisons from positive to negative values or to zero values are considered not meaningful.
The following is a summary of changes in our segments’ operating results for Fiscal Year 2022 as compared to Fiscal Year 2021:

Changes attributable to	Revenues	Direct operating expenses	Selling, general and administrative expenses	Depreciation and amortization	Impairment and other gains, net	Restructuring charges	Operating (loss) income
Sphere segment	$1,900	$—	$(99,833)	$(3,897)	$245	$(4,891)	$(106,476)
MSG Networks segment	(39,355)	(57,419)	(24,488)	(2,059)	—	(452)	(123,773)
	$(37,455)	$(57,419)	$(124,321)	$(5,956)	$245	$(5,343)	$(230,249)
Depreciation and amortization
Depreciation and amortization for Fiscal Year 2022 increased $5,956, or 36%, to $22,562 as compared to Fiscal Year 2021 primarily due to an increase in depreciation of Big Dome, the Company’s creative studio in Burbank, California, due to certain equipment and other assets being placed in service during Fiscal Year 2022.
Restructuring charges
Restructuring charges for Fiscal Year 2022 increased $5,343, or 66%, to $13,404 as compared to Fiscal Year 2021 primarily due to termination benefits provided for a workforce reduction of certain executives and employees within the Sphere and MSG Networks segments as part of the Company’s cost reduction program implemented in Fiscal Year 2022.
Interest expense
Interest expense for Fiscal Year 2022 were nil as compared to Fiscal Year 2021 primarily due to a higher amount of interest expense capitalization related to Sphere construction.

Other income (expense), net
Other income (expense), net for Fiscal Year 2022 increased $1,583, or 40% to $5,518 as compared to Fiscal Year 2021 primarily due to the absence of the unrealized gain on equity investment without readily determinable fair value.
Income taxes
Income tax benefit from continuing operations for Fiscal Year 2022 of $29,830 differs from income tax benefit derived from applying the statutory federal rate of 21% to the pretax loss primarily due to tax expense of $12,759 related to nondeductible officers’ compensation, partially offset by state income tax benefit of $3,970 and a decrease in the valuation allowance of $2,200.
Income tax expense for continuing operations for Fiscal Year 2021 of $38,907 differs from income tax expense derived from applying the statutory federal rate of 21% to the pretax income primarily due to (i) tax expense of $9,646 related to nondeductible officers’ compensation, (ii) state income tax expense of $9,222, (iii) tax expense of $5,332 related to a change in the applicable state tax rate used to measure deferred taxes and (iv) an increase in the valuation allowance of $4,863.
Adjusted operating income
The following is a reconciliation of operating (loss) income to adjusted operating (loss) income:

	Years Ended June 30,		Change
	2022	2021	Amount	Percentage
Operating (loss) income	$(165,737)	$64,512	$(230,249)	NM
Share-based compensation(a)	56,760	59,786	(3,026)
Depreciation and amortization	22,562	16,606	5,956
Restructuring charges	13,404	8,061	5,343
Impairment and other gains, net	(245)	—	(245)
Merger and acquisition related costs	48,517	20,582	27,935
Amortization for capitalized cloud computing costs	271	—	271
Adjusted operating (loss) income	$(24,468)	$169,547	$(194,015)	(114)%

NM — Absolute percentages greater than 200% and comparisons from positive to negative values or to zero values are considered not meaningful.
(a)For periods through the MSGE Distribution, share-based compensation includes expenses related to corporate employees that the Company does not expect to incur in future periods, but which do not meet the criteria for inclusion in discontinued operations.
Adjusted operating income for Fiscal Year 2022 decreased $194,015 to $24,468 as compared to the prior year. The net decrease was primarily attributable to the following:

Increase in adjusted operating loss of the Sphere segment	$(95,535)
Decrease in adjusted operating income of the MSG Networks segment	(98,480)
$(194,015)

Business Segment Results
Sphere
The table below sets forth, for the periods presented, certain historical financial information and a reconciliation of operating loss to adjusted operating loss for the Company’s Sphere segment.

	Years Ended June 30,		Change
	2022	2021	Amount	Percentage
Revenues	$1,900	$—	$1,900	NM
Selling, general and administrative expenses	(293,664)	(193,831)	(99,833)	52%
Depreciation and amortization	(13,168)	(9,271)	(3,897)	42%
Impairment and other gains, net	245	—	245	NM
Restructuring charges	(12,952)	(8,061)	(4,891)	61%
Operating loss	$(317,639)	$(211,163)	$(106,476)	50%
Reconciliation to adjusted operating loss:
Share-based compensation expense	39,668	42,119	(2,451)
Depreciation and amortization	13,168	9,271	3,897
Restructuring charges	12,952	8,061	4,891
Impairment and other gains, net	(245)	—	(245)
Merger and acquisition related costs	20,834	16,080	4,754
Amortization for capitalized cloud computing costs	95	—	95
Adjusted operating loss	$(231,167)	$(135,632)	$(95,535)	70%
————————
NM — Absolute percentages greater than 200% and comparisons from positive to negative values or to zero values are considered not meaningful.
Revenues
Revenues increased $1,900 for Fiscal Year 2022. The net increase was attributable to sublease rental income that commenced during Fiscal Year 2022 related to office space in San Francisco, California, that the Company subleased to a third-party after relocating certain operations to Burbank, California.
Selling, general and administrative expenses
Selling, general and administrative expenses increased $99,833, or 52%, for Fiscal Year 2022 to $293,664 as compared to Fiscal Year 2021. The increase was primarily due to (i) a net increase in employee compensation and related benefits, and (ii) higher professional fees inclusive of costs for Sphere development, partially offset by higher reimbursement of corporate costs under the services agreement with MSG Sports in Fiscal Year 2022 as compared to Fiscal Year 2021.
Depreciation and amortization
Depreciation and amortization for Fiscal Year 2022 increased $3,897, or 42%, to $13,168 as compared to Fiscal Year 2021 primarily due to an increase in depreciation of Big Dome, the Company’s creative studio in Burbank, California, due to certain equipment and other assets being placed in service during Fiscal Year 2022.
Restructuring charges
Restructuring charges for Fiscal Year 2022 increased $4,891, or 61%, to $12,952 as compared to Fiscal Year 2021 primarily due to termination benefits provided for a workforce reduction of certain executives and employees within the Sphere segment as part of the Company’s cost reduction program implemented in Fiscal Year 2022.
Operating loss
Operating loss for Fiscal Year 2022 increased $106,476 to $317,639 as compared to an operating loss of $211,163 in June 30, 2021. The increased operating loss was primarily due to the increase in selling, general and administrative expenses.
Adjusted operating loss
Adjusted operating loss for Fiscal Year 2022 increased $95,535 to $231,167 as compared to Fiscal Year 2021. The increased adjusted operating loss was primarily due to the increase in selling, general and administrative expenses, partially offset by higher merger and acquisition related costs, and higher depreciation and amortization expenses, both of which are excluded in the calculation of adjusted operating loss.

MSG Networks
The tables below set forth, for the periods presented, certain historical financial information and a reconciliation of operating income to adjusted operating income for the Company’s MSG Networks segment.

	Years Ended June 30,		Change
	2022	2021	Amount	Percentage
Revenues	$608,155	$647,510	$(39,355)	(6)%
Direct operating expenses	(320,278)	(262,859)	(57,419)	22%
Selling, general and administrative expenses (a)	(126,129)	(101,641)	(24,488)	24%
Depreciation and amortization	(9,394)	(7,335)	(2,059)	28%
Restructuring charges	(452)	—	(452)	NM
Operating income	$151,902	$275,675	$(123,773)	(45)%
Reconciliation to adjusted operating income:
Share-based compensation expense	17,092	17,667	(575)
Depreciation and amortization	9,394	7,335	2,059
Restructuring charges	452	—	452
Merger and acquisition related costs	27,683	4,502	23,181
Amortization for capitalized cloud computing costs	176	—	176
Adjusted operating income	$206,699	$305,179	$(98,480)	(32)%
_________________
NM — Absolute percentages greater than 200% and comparisons from positive to negative values or to zero values are considered not meaningful.
(a) As a result of the MSGE Distribution on April 20, 2023 (which is presented as discontinued operations under GAAP), prior period results of the MSG Networks segment have been recast to exclude expenses of approximately $20,900 and $13,700 for Fiscal Years 2022, and 2021, respectively, related to the MSG Networks’ Advertising Sales Representation Agreement with MSG Entertainment, which was terminated effective as of December 31, 2022. A portion of these expenses were absorbed directly by MSG Networks following the termination of the advertising sales representation agreement and are reflected in MSG Networks’ results beginning January 1, 2023.
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
Selling, general and administrative expenses
For Fiscal Year 2022, selling, general and administrative expenses increased $24,488, or 24%, to $126,129 as compared to the prior year. The increase in selling, general and administrative expenses reflected an increase of approximately $24,900 of merger and acquisition costs that occurred in Fiscal Year 2022, inclusive of the impact of executive separation agreements and share based compensation expense. In addition, the increase in selling, general and administrative expenses was due to higher advertising, and marketing expenses of approximately $3,100. These increases were partially offset by lower employee compensation and related benefits (including share based compensation expense) of $5,600.
Operating income
For Fiscal Year 2022, operating income decreased $123,773, or 45%, to $151,902 as compared to the prior year. The decrease in operating income was primarily due to the increase in direct operating expenses, the decrease in revenues, and to a lesser extent, the increase in selling, general and administrative expenses.
Adjusted operating income
For Fiscal Year 2022, adjusted operating income decreased $98,480, or 32%, to $206,699 as compared to the prior year. The decrease in adjusted operating income was lower than the decrease in operating income of $130,953 primarily due to the increase in merger and acquisition-related costs of approximately $25,000, which are excluded in the calculation of adjusted operating income.

Liquidity and Capital Resources
Sources and Uses of Liquidity
Our primary sources of liquidity are cash and cash equivalents and cash flows from the operations of our businesses, as well as any proceeds from the sale of the MSGE Retained Interest. Our uses of cash over the next 18 months are expected to be substantial and include working capital-related items (including funding our operations), capital spending (including completing construction of Sphere in Las Vegas and related original content, as described below), debt service and payments we expect to make in connection with the refinancing of our indebtedness, and investments and related loans and advances that we may fund from time to time. We may also use cash to repurchase our common stock. Our decisions as to the use of our available liquidity will be based upon the ongoing review of the funding needs of the business, the optimal allocation of cash resources, and the timing of cash flow generation. To the extent that we desire to access alternative sources of funding through the capital and credit markets, market conditions could adversely impact our ability to do so at that time.
We regularly monitor and assess our ability to meet our net funding and investing requirements, including completing the construction of Sphere in Las Vegas and the refinancing of the MSG Networks Credit Facilities prior to their maturity in October 2024. The Company’s unrestricted cash and cash equivalents balance as of June 30, 2023 was $131,965, and was $747,313 as of June 30, 2022. As of June 30, 2023, the Company’s restricted cash and cash equivalents balance was approximately $297,000, inclusive of $275,000, which was required to be held in an account pledged as collateral for the LV Sphere Term Loan Facility until its release upon the Liquidity Covenant Reduction Date (as defined below). The Liquidity Covenant Reduction Date occurred on August 8, 2023. Additionally, on July 14, 2023, we borrowed the full $65,000 amount available under the DDTL Facility and subsequently, on August 9, 2023, we repaid all amounts outstanding under the DDTL Facility using a portion of the MSGE Retained Interest. The Company’s unrestricted and restricted cash and cash equivalents balance as of August 18, 2023 was $341,489 and $39,179, respectively.
The principal balance of the Company’s total debt outstanding as of June 30, 2023 was $1,207,250. We believe we will have sufficient liquidity from cash and cash equivalents, cash flows from operations (including expected cash from operations from Sphere in Las Vegas), as well as any proceeds from the sale of the MSGE Retained Interest (which had an aggregate fair market value of approximately $270,000 as of August 18, 2023), to fund our operations and service the credit facilities for the foreseeable future, as well as to complete the construction of Sphere in Las Vegas. This also includes the Company’s expectation that it will pay down a portion of MSG Networks’ term loan upon the refinancing of the loan prior to its maturity in October 2024. There can be no assurances that we will be able to dispose of all or a portion of the remainder of the MSGE Retained Interest on favorable terms due to market conditions or otherwise.
Our ability to have sufficient liquidity to fund our operations, including the creation of content, and refinance the MSG Networks Credit Facilities is dependent on the ability of Sphere in Las Vegas to generate significant positive cash flow during Fiscal Year 2024. Although we anticipate that Sphere in Las Vegas will generate substantial revenue and adjusted operating income on an annual basis, there can be no assurances that guests, artists, promoters, advertisers and marketing partners will embrace this new platform. Original immersive productions, such as Postcard From Earth, have not been previously pursued on the scale that we are planning for, which increases the uncertainty of our operating expectations. To the extent that our efforts do not result in a viable show or attraction, or to the extent that any such productions do not achieve expected levels of popularity among audiences, we may not generate the cash flows from operations necessary to fund our operations.
To the extent we do not realize expected cash flow from operations from Sphere in Las Vegas, we would have to take several actions to improve our financial flexibility and preserve liquidity, including significant reductions in both labor and non-labor expenses as well as reductions and/or deferrals in capital spending.
Our liquidity plans assume that we will pay down a portion of MSG Networks’ term loan upon the refinancing of the loan. There can be no assurances that our lenders will refinance the MSG Networks’ term loan on those terms, particularly if the declines in operating income and adjusted operating income at MSG Networks continue. We may not have sufficient liquidity to pay down a higher amount in connection with the refinancing. If we are not able to refinance the MSG Networks’ term loan prior to its maturity in October 2024, a default thereunder would be triggered, resulting in an acceleration of outstanding debt thereunder and potentially a foreclosure upon the MSG Networks business.
To the extent that the MSGE Retained Interest is not used to provide liquidity, the MSGE Retained Interest may be exchanged for our shares and/or distributed pro rata to our stockholders.
See Note 12. Credit Facilities to the consolidated financial statements included in Item 8 of this Annual Report on Form 10-K for a discussion of the MSG Networks Credit Facilities, the LV Sphere Term Loan Facility and the DDTL Facility.

For additional information regarding the Company’s capital expenditures, including those related to Sphere in Las Vegas, see Note 18. Segment Information to the consolidated financial statements included in Item 8 of this Annual Report on Form 10-K.
On March 31, 2020, the Company’s Board of Directors authorized a share repurchase program to repurchase up to $350,000 of the Company’s Class A Common Stock. The program was re-authorized by the Company’s Board of Directors on March 29, 2023. Under the authorization, shares of Class A Common Stock may be purchased from time to time in open market transactions, in accordance with applicable insider trading and other securities laws and regulations. The timing and amount of purchases will depend on market conditions and other factors. No shares have been repurchased under the share repurchase program to date.
Sphere
The Company is completing construction of its first state-of-the-art entertainment venue in Las Vegas. See “Part I — Item 1. Business—Our Business —Sphere ” in this Form 10-K. The Company expects the venue to have a number of significant revenue streams, including a wide variety of content such as original immersive productions, advertising and marketing partnerships, concert residencies and marquee sporting and corporate events. As a result, we anticipate that Sphere in Las Vegas will generate substantial revenue and adjusted operating income on an annual basis.
The Company expects to open the venue in September 2023. As with any major construction project, the construction of Sphere is subject to potential delays and unexpected complications.
As of the date of this filing, we estimate that the final project construction costs, inclusive of core technology and soft costs, for Sphere in Las Vegas will be approximately $2,300,000. This cost estimate is net of $75,000 that The Venetian has agreed to pay to defray certain construction costs. Relative to our cost estimate above, our actual construction costs for Sphere in Las Vegas paid through August 18, 2023 were approximately $2,250,000, which is net of $65,000 received from The Venetian. Both the estimated and actual construction costs exclude significant capitalized and non-capitalized costs for items such as content creation, internal labor, capitalized interest, and furniture and equipment.
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
We will continue to explore additional domestic and international markets where we believe next-generation venues such as Sphere can be successful. The Company’s intention for any future venues is to utilize several options, such as joint ventures, equity partners, a managed venue model and non-recourse debt financing.
Financing Agreements
See Note 12. Credit Facilities to the consolidated financial statements included in Item 8 of this Annual Report on Form 10-K for discussions of the Company’s debt obligations and various financing arrangements.
MSG Networks Senior Secured Credit Facility
MSGN L.P., MSGN Eden, LLC, an indirect subsidiary of the Company (through the Networks Merger) and the general partner of MSGN L.P., Regional MSGN Holdings LLC, an indirect subsidiary of the Company and the limited partner of MSGN L.P. (collectively with MSGN Eden, LLC, the “MSGN Holdings Entities”), and certain subsidiaries of MSGN L.P. have senior secured credit facilities pursuant to a credit agreement (as amended and restated on October 11, 2019, the “MSGN Credit Agreement”) consisting of: (i) an initial $1,100,000 term loan facility (the “MSGN Term Loan Facility”) and (ii) a $250,000 revolving credit facility (the “MSGN Revolving Credit Facility”), each with a term of five years. As of June 30, 2023, there were no borrowings or letters of credit issued and outstanding under the MSGN Revolving Credit Facility.
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

The MSGN Credit Agreement generally requires the MSGN Holdings Entities and MSGN L.P. and its restricted subsidiaries on a consolidated basis to comply with a maximum total leverage ratio of 5.50:1.00, subject, at the option of MSGN L.P. to an upward adjustment to 6.00:1.00 during the continuance of certain events. In addition, the MSGN Credit Agreement requires a minimum interest coverage ratio of 2.00:1.00 for the MSGN Holdings Entities and MSGN L.P. and its restricted subsidiaries on a consolidated basis. As of June 30, 2023, the MSGN Holdings Entities and MSGN L.P. and its restricted subsidiaries on a consolidated basis were in compliance with the covenants.
See Note 12. Credit Facilities to the consolidated financial statements included in Item 8 of this Annual Report on Form 10-K for additional information such as repayments of $66,000 made in Fiscal Year 2023 and scheduled repayment requirement of $82,500 in Fiscal Year 2024 on the MSG Networks Term Loan.
LV Sphere Term Loan Facility
On December 22, 2022, MSG Las Vegas, LLC (“MSG LV”), an indirect, wholly-owned subsidiary of the Company, entered into a credit agreement with JP Morgan Chase Bank, N.A., as administrative agent and the lenders party thereto, providing for a five-year, $275,000 senior secured term loan facility (the “LV Sphere Term Loan Facility”). All obligations under the LV Sphere Term Loan Facility are guaranteed by Sphere Entertainment Group, LLC (“Sphere Entertainment Group”).
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
The LV Sphere Term Loan Facility and related guaranty by Sphere Entertainment Group include financial covenants requiring MSG LV to maintain a specified minimum debt service coverage ratio and requiring Sphere Entertainment Group to maintain a specified minimum liquidity level. The debt service coverage ratio covenant begins testing in the fiscal quarter ending December 31, 2023 on a historical basis and, beginning with the first fiscal quarter occurring after the date on which the first ticketed performance or event open to the general public occurs at Sphere in Las Vegas, is also tested on a prospective basis. Both the historical and prospective debt service coverage ratios are set at 1.35:1. In addition, among other conditions, MSG LV is not permitted to make distributions to Sphere Entertainment Group unless the historical and prospective debt service coverage ratios are at least 1.50:1. Following the Liquidity Covenant Reduction Date (as defined below), the minimum liquidity level for Sphere Entertainment Group is set at $50,000, with $25,000 required to be held in cash or cash equivalents. Prior to the Liquidity Covenant Reduction Date, the minimum liquidity level was $100,000 with $75,000 required to be held in cash or cash equivalents, which amounts (in addition to certain cash proceeds from the sale of the MSGE Retained Interest) were required to be held in an account pledged as collateral for the LV Sphere Term Loan Facility until its release upon the Liquidity Covenant Reduction Date. The Liquidity Covenant Reduction Date occurred on August 8, 2023, once Sphere in Las Vegas was substantially completed and certain of its systems were ready to be used in live, immersive events (the “Liquidity Covenant Reduction Date”). The minimum liquidity level was tested on the closing date and is tested as of the last day of each fiscal quarter thereafter based on Sphere Entertainment Group’s unencumbered liquidity, consisting of cash and cash equivalents and available lines of credit, as of such date. Following the completion of the MSGE Distribution, the MSGE Retained Interest was pledged to secure the LV Sphere Term Loan Facility and was released as collateral upon the Liquidity Covenant Reduction Date. A portion of the value of the MSGE Retained Interest may also be counted toward the minimum liquidity level.
Letters of Credit
The Company uses letters of credit to support its business operations. As of June 30, 2023, there were no borrowings or letters of credit issued and outstanding under the MSGN Revolving Credit Facility. The Company has letters of credit relating to operating leases which are supported by cash and cash equivalents that are classified as restricted.

Cash Flow Discussion
As of June 30, 2023, cash, cash equivalents and restricted cash totaled $429,114, as compared to $760,312 as of June 30, 2022 and $1,190,105 as of June 30, 2021. The following table summarizes the Company’s cash flow activities for Fiscal Years 2023, 2022, and 2021:

	Years Ended June 30,
	2023	2022	2021
Net cash provided by (used in) operating activities	$153,591	$141,340	$(58,694)
Net cash used in investing activities	(653,923)	(804,164)	(123,183)
Net cash provided by (used in) financing activities	85,542	(30,392)	592,685
Effect of exchange rates on cash, cash equivalents and restricted cash	(2,106)	(750)	8,027
Net increase (decrease) in cash, cash equivalents and restricted cash	$(416,896)	$(693,966)	$418,835
Operating Activities
Net cash provided by operating activities for Fiscal Year 2023 increased by $12,251 to $153,591 as compared to the prior year primarily due to net income in the current year and changes in working capital assets and liabilities, which primarily included an increase in customers’ advanced payments associated with deferred revenue, an increase in payables and accruals, partially offset by a decrease in prepaid expenses and other current and non-current assets.
Net cash provided by operating activities for Fiscal Year 2022 increased by $200,034 to $141,340 as compared to the prior year primarily due to positive adjustments to reconcile net loss to net cash provided by operating activities in Fiscal Year 2022 and changes in working capital assets and liabilities, which primarily included an increase in payables and accruals, partially offset by lower cash receipts from collections of accounts receivables.
Investing Activities
Net cash used in investing activities for Fiscal Year 2023 decreased by $150,241 to $653,923 as compared to Fiscal Year 2022 primarily due to (i) proceeds received from the dispositions of Tao Group Hospitality, Boston Calling Events, LLC, and the corporate aircraft in the current year period and (ii) proceeds received from the sale of investments (primarily from the sale of the MSGE Retained Interest) in the current year period, partially offset by an increase in capital expenditures in the current year related to Sphere in Las Vegas.
Net cash used in investing activities for Fiscal Year 2022 increased by $680,981 to $804,164 as compared to Fiscal Year 2021 primarily due to an increase in capital expenditures in Fiscal Year 2022 related to Sphere in Las Vegas, partially offset by higher proceeds received from the sale of equity security investments in Fiscal Year 2021.
Financing Activities
Net cash provided by financing activities for Fiscal Year 2023 increased by $115,934 to $85,542 as compared to Fiscal Year 2022 primarily due to the proceeds from the issuance of debt associated with the LV Sphere Term Loan Facility in Fiscal Year 2023, partially offset by the impact of cash transferred in connection with the MSGE Distribution in Fiscal Year 2023.
Net cash used in financing activities for Fiscal Year 2022 increased by $623,077 to $30,392 as compared to the prior year primarily due to higher repayments of long-term debt in Fiscal Year 2022, partially offset by higher proceeds received from term loans in Fiscal Year 2022.
Contractual Obligations
As of June 30, 2023, the approximate future payments under our contractual obligations are as follows:

	Payments Due by Period (c)
	Total	Year 1	Years 2-3	Years 4-5	More Than 5 Years
Leases (a)	$184,711	$10,489	$31,831	$22,952	$119,439
Debt repayments (b)	1,207,250	82,500	849,750	275,000	—
Total future payments under contractual obligations	$1,391,961	$92,989	$881,581	$297,952	$119,439
_________________
(a)Includes contractually obligated minimum lease payments for operating leases having an initial noncancellable term in excess of one year for various office space and equipment. These commitments are presented exclusive of the imputed interest used to reflect the payment’s present value. See Note 9. Leases to the consolidated financial statements included in Item 8 of this Annual Report on Form 10-K for more information.

(b)See Note 12. Credit Facilities to the consolidated financial statements included in Item 8 of this Annual Report on Form 10-K for more information surrounding the principal repayments required under the credit agreements.
(c)Pension obligations have been excluded from the table above as the timing of the future cash payments is uncertain. See Note 13. Pension Plans and Other Postretirement Benefit Plans to the consolidated financial statements included in Item 8 of this Annual Report on Form 10-K for more information on the future funding requirements under our pension obligations.
Off Balance Sheet Arrangements
As of June 30, 2023, the Company has the following off balance sheet arrangements:

	Commitments
	June 30, 2024	June 30, 2025	June 30, 2026	June 30, 2027	June 30, 2028	Thereafter	Total
Sphere
Event-related commitments	$7,624	$—	$—	$—	$—	$—	$7,624
Letter of credit	868	—	—	—	—	—	868
MSG Networks
Broadcast rights	241,472	241,059	248,957	256,214	266,406	1,818,870	3,072,978
Purchase commitments	13,713	6,148	3,279	1,434	258	—	24,832
Talent commitments	5,701	2,086	512	345	354	359	9,357
Other	6,513	6,137	2,032	2,073	2,116	354	19,225
Total Commitments	$275,891	$255,430	$254,780	$260,066	$269,134	$1,819,583	$3,134,884
In addition, the Company and The Venetian are parties to a 50-year ground lease in Las Vegas pursuant to which the Company has agreed to construct a large-scale venue. The Venetian agreed to provide us with $75,000 to help fund the construction costs, including the cost of a pedestrian bridge that links Sphere to The Venetian Expo. Through June 30, 2023, The Venetian paid us $65,000 of this amount for construction costs. The ground lease has no fixed rent, however, if certain return objectives are achieved, The Venetian will receive 25% of the after-tax cash flow in excess of such objectives. See “Part I — Item 1. Business — Our Business — Sphere.”
Seasonality of Our Business
Our MSG Networks segment generally earns a higher share of its annual revenues in the second and third quarters of its fiscal year as a result of MSG Networks’ advertising revenue being largely derived from the sale of inventory in its live NBA and NHL professional sports programming.
Recently Issued Accounting Pronouncements and Critical Accounting Estimates
Recently Issued Accounting Pronouncements
See Note 2. Summary of Significant Accounting Policies to the consolidated financial statements included in Item 8 of this Annual Report on Form 10-K for discussion of recently issued accounting pronouncements.
Critical Accounting Estimates
Critical accounting estimates are those that management believes are the most important to the portrayal of our financial condition and results and require the most difficult, subjective or complex judgments, often as a result of the need to make estimates about the effect of matters that are inherently uncertain. Judgments and uncertainties may result in materially different amounts being reported under different conditions or using different assumptions.
The preparation of the Company’s consolidated financial statements in conformity with GAAP requires management to make estimates and assumptions about future events. These estimates and the underlying assumptions affect the amounts of assets and liabilities reported, disclosures about contingent assets and liabilities, and reported amounts of revenues and expenses. Management believes its use of estimates in the consolidated financial statements to be reasonable. The significant accounting policies which we believe are the most critical to aid in fully understanding and evaluating our reported financial results include the following:
Revenue Recognition - Arrangements with Multiple Performance Obligations
The Company may enter into arrangements with multiple performance obligations, such as multi-year sponsorship agreements which may derive revenues for the Company as well as MSG Entertainment and MSG Sports within a single arrangement. The Company may also derive revenue from similar types of arrangements which are entered into by MSG Entertainment or MSG Sports. Payment terms for such arrangements can vary by contract, but payments are generally due in installments throughout the contractual term. The performance obligations included in each sponsorship agreement vary and may include advertising and other benefits such as, but not limited to, signage at Sphere, digital advertising, event or property specific advertising, as well as non-advertising benefits such as suite licenses and event tickets. To the extent the Company’s multi-year arrangements provide for performance obligations that are consistent over the multi-year contractual term, such performance obligations generally meet the definition of a series as provided for under the accounting guidance. If performance obligations are concluded to meet the definition of a series, the contractual fees for all years during the contract term are aggregated and the related revenue is recognized proportionately as the underlying performance obligations are satisfied.
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
Impairment of Long-Lived and Indefinite-Lived Assets
The Company’s long-lived and indefinite-lived assets accounted for approximately 78% of the Company’s consolidated total assets as of June 30, 2023 and consisted of the following:

Goodwill	$456,807
Intangible assets, net	17,910
Property and equipment, net	3,307,161
Right-of-use lease assets	84,912
$3,866,790
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
Goodwill
Goodwill is tested annually for impairment as of August 31st and at any time upon the occurrence of certain events or substantive changes in circumstances. The Company performs its goodwill impairment test at the reporting unit level. As of June 30, 2023, the Company has two reportable segments and two reporting units, Sphere and MSG Networks, consistent with the way management makes decisions and allocates resources to the business.
The goodwill balance reported on the Company’s consolidated balance sheet as of June 30, 2023 by reportable segment was as follows:

Sphere	$32,299
MSG Networks	424,508
$456,807
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
During the first quarter of Fiscal Year 2023, the Company performed its most recent annual impairment test of goodwill for the MSG Networks reporting unit and determined that there were no impairments of goodwill as of the impairment test date. Based on the impairment test, the Company’s MSG Networks reporting unit had a sufficient safety margin, representing the excess of the estimated fair value of the reporting unit, derived from the most recent quantitative assessment, less its carrying value (including goodwill allocated to the reporting unit). The Company believes that if the fair value of the reporting unit exceeds its carrying value by greater than 10%, a sufficient safety margin has been realized.
For periods prior to the MSGE Distribution, including at the date of the annual goodwill impairment test, Sphere was included with the MSG Entertainment business in a combined reporting unit for purposes of goodwill impairment testing. No impairment of goodwill was identified for this reporting unit as of the annual impairment test date. In connection with the MSGE Distribution, the goodwill balance associated with this reporting unit was allocated between MSG Entertainment discontinued operations and Sphere based upon a relative fair value approach, resulting in $32,299 of goodwill attributed to Sphere. Goodwill attributed to the MSG Entertainment business is included in the carrying value of MSG Entertainment discontinued operations.
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
The Company has recognized intangible assets for affiliate relationships as a result of purchase accounting, and has determined that these intangible assets have finite lives. The estimated useful lives and net carrying values of the Company’s intangible assets subject to amortization as of June 30, 2023 were as follows:

	Estimated Useful Lives	Net Carrying Value
Affiliate relationships	24 years	$17,910
The useful lives of the Company’s long-lived assets are based on estimates of the period over which the Company expects the assets to be of economic benefit to the Company. In estimating the useful lives, the Company considers factors such as, but not limited to, risk of obsolescence, anticipated use, plans of the Company, and applicable laws. In light of these facts and circumstances, the Company has determined that its estimated useful lives are appropriate.

Item 7A. Quantitative and Qualitative Disclosures About Market Risk
Potential Interest Rate Risk Exposure:
The Company, through its subsidiaries, MSG LV and MSG Networks, is subject to potential interest rate risk exposure related to borrowings incurred under their respective credit facilities. Changes in interest rates may increase interest expense payments with respect to any borrowings incurred under these credit facilities. The effect of a hypothetical 200 basis point increase in floating interest rate prevailing as of June 30, 2023 and continuing for a full year would increase the Company’s interest expense on the outstanding amounts under the credit facilities by $24,145.
Foreign Currency Exchange Rate Exposure:
The Company is exposed to market risk resulting from foreign currency fluctuations, primarily to the British pound sterling through the land we own in London for future Sphere development and through cash and invested funds which will be deployed in the construction of our London venue. We may evaluate and decide, to the extent reasonable and practical, to reduce the translation risk of foreign currency fluctuations by entering into foreign currency forward exchange contracts with financial institutions. If we were to enter into such hedging transactions, the market risk resulting from foreign currency fluctuations is unlikely to be entirely eliminated. We do not plan to enter into derivative financial instrument transactions for foreign currency speculative purposes.
During Fiscal Year 2023, the GBP/USD exchange rate ranged from 1.0695 to 1.2835 as compared to GBP/USD exchange rate of 1.2719 as of June 30, 2023, a fluctuation of ranging from 1% to 20%. As of June 30, 2023, a uniform hypothetical 10% fluctuation in the GBP/USD exchange rate would have resulted in a change of $17,686 in the Company’s net asset value.
Defined Benefit Pension Plans and Other Postretirement Benefit Plan:
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
Lower discount rates increase the present value of benefit obligations and will usually increase the subsequent year’s net periodic benefit cost. The weighted-average discount rates used to determine benefit obligations as of June 30, 2023 for the Company’s Pension Plans and Postretirement Plan were 5.34% and 5.41%, respectively. A 25 basis point decrease in each of these assumed discount rates would increase the projected benefit obligations for the Company’s Pension Plans and Postretirement Plan at June 30, 2023 by $890 and $30, respectively.
The weighted-average discount rates used to determine service cost, interest cost and the projected benefit obligation components of net periodic benefit cost were 5.06%, 4.55% and 4.81%, respectively, for Fiscal Year 2023 for the Company’s Pension Plans. The weighted-average discount rates used to determine service cost, interest cost and the projected benefit obligation components of net periodic benefit cost were 4.89%, 4.38% and 4.66%, respectively, for Fiscal Year 2023 for the Company’s Postretirement Plan. A 25 basis point decrease in these assumed discount rates would increase the total net periodic benefit cost for the Company’s Pension Plans by $40 and would result in no impact to the net periodic benefit cost for the Company’s Postretirement Plan for Fiscal Year 2023.
The expected long-term return on plan assets is based on a periodic review and modeling of the plans’ asset allocation structures over a long-term horizon. Expectations of returns for each asset class are the most important of the assumptions used in the review and modeling, and are based on comprehensive reviews of historical data, forward-looking economic outlook, and economic/

financial market theory. The expected long-term rate of return was selected from within the reasonable range of rates determined by (a) historical real returns, net of inflation, for the asset classes covered by the investment policy, and (b) projections of inflation over the long-term period during which benefits are payable to plan participants. The weighted average expected long-term rate of return on plan assets for the Company’s funded pension plans was 5.00% for Fiscal Year 2023.
Performance of the capital markets affects the value of assets that are held in trust to satisfy future obligations under the Company’s funded plans. Adverse market performance in the future could result in lower rates of return for these assets than projected by the Company which could increase the Company’s funding requirements related to these plans, as well as negatively affect the Company’s operating results by increasing the net periodic benefit cost. A 25 basis point decrease in the long-term return on pension plan assets assumption would increase net periodic pension benefit cost by $50 for Fiscal Year 2023.
Item 8. Financial Statements and Supplementary Data
The Financial Statements required by this Item 8 appear beginning on page F-1 of this Annual Report on Form 10-K, and are incorporated by reference herein.
Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure
None.
Item 9A. Controls and Procedures
Evaluation of Disclosure Controls and Procedures
An evaluation was carried out under the supervision and with the participation of the Company’s management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of the end of the period covered by this report. Based upon that evaluation, the Company’s Chief Executive Officer and Chief Financial Officer concluded that as of June 30, 2023 the Company’s disclosure controls and procedures were effective.
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
Under the supervision and with the participation of management, including the Company’s Chief Executive Officer and Chief Financial Officer, we conducted an evaluation of the effectiveness of our internal control over financial reporting based on the framework in Internal Control — Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission.  Based on the results of this evaluation, our management concluded that our internal control over financial reporting was effective as of June 30, 2023. The effectiveness of our internal control over financial reporting as of June 30, 2023 has been audited by Deloitte & Touche LLP, an independent registered public accounting firm, as stated in their report which is included herein.
Changes in Internal Control over Financial Reporting
There were no changes in the Company’s internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the fiscal quarter ended June 30, 2023 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.
Item 9B. Other Information
None.
Item 9C. Disclosure Regarding Foreign Jurisdictions that Prevent Inspections
Not applicable.

PART III
Item 10. Directors, Executive Officers and Corporate Governance
Information relating to our directors, executive officers and corporate governance will be included in the proxy statement for the 2023 annual meeting of the Company’s stockholders, which is expected to be filed within 120 days of our fiscal year end, and is incorporated herein by reference.
Item 11. Executive Compensation
Information relating to executive compensation will be included in the proxy statement for the 2023 annual meeting of the Company’s stockholders, which is expected to be filed within 120 days of our fiscal year end, and is incorporated herein by reference.
Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters
Information relating to the beneficial ownership of our common stock will be included in the proxy statement for the 2023 annual meeting of the Company’s stockholders, which is expected to be filed within 120 days of our fiscal year end, and is incorporated herein by reference.
Item 13. Certain Relationships and Related Transactions, and Director Independence
Information relating to certain relationships and related transactions and director independence will be included in the proxy statement for the 2023 annual meeting of the Company’s stockholders, which is expected to be filed within 120 days of our fiscal year end, and is incorporated herein by reference.
Item 14. Principal Accountant Fees and Services
Information relating to principal accountant fees and services will be included in the proxy statement for the 2023 annual meeting of the Company’s stockholders, which is expected to be filed within 120 days of our fiscal year end, and is incorporated herein by reference.

PART IV
Item 15. Exhibits and Financial Statement Schedules

Page No.
The following documents are filed as part of this report:

1.	The financial statements as indicated in the index set forth on page	F - 1

2.	Financial statement schedule:
Schedule supporting consolidated financial statements:
	Schedule II — Valuation and Qualifying Accounts	72
Schedules other than that listed above have been omitted, since they are either not applicable, not required or the information is included elsewhere herein.

3.	Separate financial statements of subsidiaries not consolidated and fifty percent or less owned persons

The consolidated and combined balance sheets of Madison Square Garden Entertainment Corp. and subsidiaries (formerly MSGE Spinco, Inc.) as of June 30, 2023 and 2022, the related consolidated and combined statements of operations, comprehensive income (loss), cash flows, and equity (deficit) for each of the three years in the period ended June 30, 2023, and the related notes and financial statement Schedule II listed in the Index at Item 15, audited by Deloitte & Touche LLP, independent registered public accounting firm, as set forth in their report dated August 18, 2023 included therein, included in Exhibit 99.1 to this Form 10-K, are filed as part of Item 15 of this Form 10-K and should be read in conjunction with our consolidated financial statements.

4.	Exhibits:
The following documents are filed as exhibits hereto:

EXHIBIT NO.	DESCRIPTION
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

2.3
Agreement and Plan of Merger, dated as of March 25, 2021, by and among Sphere Entertainment Co. (formerly Madison Square Garden Entertainment Corp.), Merger Sub Inc. and MSG Networks Inc. (incorporated by reference to Exhibit 2.1 to the Company’s Current Report on Form 8-K filed on March 26, 2021).

2.4
Distribution Agreement, dated as of March 31, 2020, between Madison Square Garden Sports Corp. (formerly The Madison Square Garden Company) and Sphere Entertainment Co. (formerly MSG Entertainment Spinco, Inc.) (incorporated by reference to Exhibit 2.1 to Amendment No. 3 to the Company’s Registration Statement on Form 10 filed on April 1, 2020).

2.5
Contribution Agreement, dated as of March 31, 2020, among Madison Square Garden Sports Corp. (formerly The Madison Square Garden Company), Sphere Entertainment Group, LLC (formerly MSG Sports & Entertainment, LLC) and Sphere Entertainment Co. (formerly MSG Entertainment Spinco, Inc.) (incorporated by reference to Exhibit 2.2 to Amendment No. 3 to the Company’s Registration Statement on Form 10 filed on April 1, 2020).

3.1
Amended and Restated Certificate of Incorporation of Sphere Entertainment Co. (formerly Madison Square Garden Entertainment Corp.) (incorporated by reference to Exhibit 3.1 to the Company’s Current Report on Form 8-K filed on April 23, 2020).

3.2
Certificate of Amendment to the Amended and Restated Certificate of Incorporation of Sphere Entertainment Co. (formerly Madison Square Garden Entertainment Corp.), dated April 20, 2023 (incorporated by reference to Exhibit 3.1 to the Company’s Current Report on Form 8-K filed on April 24, 2023).

3.3
Amended By-Laws of Sphere Entertainment Co. (formerly Madison Square Garden Entertainment Corp.), dated April 20, 2023 (incorporated by reference to Exhibit 3.2 to the Company’s Current Report on Form 8-K filed on April 24, 2023).

EXHIBIT NO.	DESCRIPTION
4.1
Registration Rights Agreement, dated as of April 3, 2020, by and among Sphere Entertainment Co. (formerly MSG Entertainment Spinco, Inc.) and The Charles F. Dolan Children Trusts (incorporated by reference to Exhibit 4.1 to the Company’s Current Report on Form 8-K filed on April 23, 2020).

4.2
Registration Rights Agreement, dated as of April 3, 2020, by and among Sphere Entertainment Co. (formerly MSG Entertainment Spinco, Inc.) and The Dolan Family Affiliates (incorporated by reference to Exhibit 4.2 to the Company’s Current Report on Form 8-K filed on April 23, 2020).

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

4.5	Description of Capital Stock.
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

10.3
Tax Disaffiliation Agreement, dated as of March 31, 2020, between Madison Square Garden Sports Corp. (formerly The Madison Square Garden Company) and Sphere Entertainment Co. (formerly MSG Entertainment Spinco, Inc.) (incorporated by reference to Exhibit 10.2 to Amendment No. 3 to the Company’s Registration Statement on Form 10 filed on April 1, 2020).

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

10.6
Employee Matters Agreement, dated March 29, 2023, between Sphere Entertainment Co. (formerly Madison Square Garden Entertainment Corp.) and Madison Square Garden Entertainment Corp. (formerly MSGE Spinco, Inc.) (incorporated by reference to Exhibit 10.3 to the Company’s Current Report on Form 8-K filed on March 30, 2023).

10.7
Employee Matters Agreement, dated as of March 31, 2020, between Madison Square Garden Sports Corp. (formerly The Madison Square Garden Company) and Sphere Entertainment Co. (formerly MSG Entertainment Spinco, Inc.) (incorporated by reference to Exhibit 10.3 to Amendment No. 3 to the Company’s Registration Statement on Form 10 filed on April 1, 2020).

10.8
Employee Matters Agreement, dated as of September 11, 2015, between MSG Networks Inc. and Madison Square Garden Sports Corp. (formerly known as The Madison Square Garden Company) (incorporated by reference to Exhibit 10.6 to the Company’s Annual Report on Form 10-K for the fiscal year ended June 30, 2021 filed on August 23, 2021).

10.9
Sphere Entertainment Co. (formerly Madison Square Garden Entertainment Corp.) 2020 Employee Stock Plan, as amended (incorporated by reference to Annex B to the Company’s Definitive Proxy Statement on Schedule 14A filed on October 26, 2022). †

10.10
Sphere Entertainment Co. (formerly Madison Square Garden Entertainment Corp.) 2020 Stock Plan for Non- Employee Directors, as amended (incorporated by reference to Annex C to the Company’s Definitive Proxy Statement on Schedule 14A filed on October 26, 2022). †

10.11
MSG Networks Inc. 2010 Employee Stock Plan, as amended and assumed by the Company (incorporated by reference to Exhibit 4.5 to the Company’s Registration Statement on Form S-8 filed on July 9, 2021). †

EXHIBIT NO.	DESCRIPTION
10.12
Shareholder’s and Registration Rights Agreement, dated March 29, 2023, between Sphere Entertainment Co. (formerly Madison Square Garden Entertainment Corp.) and Madison Square Garden Entertainment Corp. (formerly MSGE Spinco, Inc.) (incorporated by reference to Exhibit 10.4 to the Company’s Current Report on Form 8-K filed on March 30, 2023).

10.13
Standstill Agreement, dated as of April 3, 2020, between Sphere Entertainment Co. (formerly MSG Entertainment Spinco, Inc.) and the Dolan Family Group (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on April 23, 2020).

10.14
Form of Indemnification Agreement between Sphere Entertainment Co. (formerly MSG Entertainment Spinco, Inc.) and its Directors and Officers (incorporated by reference to Exhibit 10.9 to the Company’s Registration Statement on Form 10 filed on March 6, 2020).

10.15
Form of Sphere Entertainment Co. (formerly Madison Square Garden Entertainment Corp.) Non-Employee Director Award Agreement (incorporated by reference to Exhibit 10.10 to Amendment No. 1 to the Company’s Registration Statement on Form 10 filed on March 18, 2020). †

10.16
Form of Sphere Entertainment Co. Restricted Stock Units Agreement under the 2020 Employee Stock Plan, as amended (incorporated by reference to Exhibit 10.6 to the Company’s Current Report on Form 8-K filed on April 24, 2023). †

10.17
Form of Sphere Entertainment Co. Performance Restricted Stock Units Agreement under the 2020 Employee Stock Plan, as amended (incorporated by reference to Exhibit 10.9 to the Company’s Current Report on Form 8-K filed on April 24, 2023). †

10.18
Form of Sphere Entertainment Co. Option Agreement under the 2020 Employee Stock Plan, as amended (incorporated by reference to Exhibit 10.7 to the Company’s Current Report on Form 8-K filed on April 24, 2023). †

10.19
Form of Sphere Entertainment Co. Performance Option Agreement under the 2020 Employee Stock Plan, as amended (incorporated by reference to Exhibit 10.10 to the Company’s Current Report on Form 8-K filed on April 24, 2023). †

10.20
Form of Sphere Entertainment Co. (formerly Madison Square Garden Entertainment Corp.) Restricted Stock Units Agreement in respect of Madison Square Garden Sports Corp. Restricted Stock Units (incorporated by reference to Exhibit 10.15 to the Company’s Registration Statement on Form 10 filed on March 6, 2020). †

10.21
Form of Sphere Entertainment Co. (formerly Madison Square Garden Entertainment Corp.) Option Agreement in respect of Madison Square Garden Sports Corp. Options (incorporated by reference to Exhibit 10.16 to the Company’s Registration Statement on Form 10 filed on March 6, 2020). †

10.22
Form of Sphere Entertainment Co. (formerly Madison Square Garden Entertainment Corp.) Performance Restricted Stock Units in respect of Madison Square Garden Sports Corp. Performance Restricted Stock Units (incorporated by reference to Exhibit 10.17 to the Company’s Registration Statement on Form 10 filed on March 6, 2020). †

10.23
Form of Sphere Entertainment Co. Restricted Stock Units Agreement in respect of Restricted Stock Units granted under the MSG Networks Inc. 2010 Employee Stock Plan (incorporated by reference to Exhibit 10.5 to the Company’s Current Report on Form 8-K filed on April 24, 2023). †

10.24
Form of Sphere Entertainment Co. Performance Restricted Stock Units Agreement in respect of Performance Restricted Stock Units granted under the MSG Networks Inc. 2010 Employee Stock Plan (incorporated by reference to Exhibit 10.8 to the Company’s Current Report on Form 8-K filed on April 24, 2023). †

10.25	Sphere Entertainment Co. Executive Deferred Compensation Plan (incorporated by reference to Exhibit 10.11 to the Company’s Current Report on Form 8-K filed on April 24, 2023). †
10.26
Employment Agreement dated as of December 27, 2021 between Sphere Entertainment Co. (formerly Madison Square Garden Entertainment Corp.) and James L. Dolan, as amended and restated as of April 20, 2023 (incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K filed on April 24, 2023). †

10.27
Employment Agreement, dated as of August 27, 2021, between Sphere Entertainment Co. (formerly Madison Square Garden Entertainment Corp.) and Andrea Greenberg (incorporated by reference to Exhibit 10.4 to the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2021 filed on November 9, 2021). †

10.28	Employment Agreement dated as of June 15, 2023 between Sphere Entertainment Co. and David Granville-Smith. †
10.29
Employment Agreement dated as of April 20, 2023 between Sphere Entertainment Co. and Gautam Ranji (incorporated by reference to Exhibit 10.3 to the Company’s Current Report on Form 8-K filed on April 24, 2023). †

EXHIBIT NO.	DESCRIPTION
10.30
Employment Agreement dated as of April 20, 2023 between Sphere Entertainment Co. (formerly Madison Square Garden Entertainment Corp.) and Gregory Brunner (incorporated by reference to Exhibit 10.4 to the Company’s Current Report on Form 8-K filed on April 24, 2023). †

10.31
Sphere Entertainment Co. Policy Concerning Certain Matters Relating to Madison Square Garden Entertainment Corp., Madison Square Garden Sports Corp. and AMC Networks Inc., Including Responsibilities of Overlapping Directors and Officers.

10.32
Construction Agreement, dated as of May 31, 2019, by and between MSG Las Vegas, LLC and Hunt Construction Group Inc. (incorporated by reference to Exhibit 10.18 to Amendment No. 1 to the Company’s Registration Statement on Form 10 filed on March 18, 2020). +

10.33
Ground Lease Agreement, dated July 16, 2018, by and among Sands Arena Landlord LLC, Venetian Casino Resort, LLC, MSG Las Vegas, LLC, and Sphere Entertainment Group, LLC (formerly MSG Sports & Entertainment, LLC) (incorporated by reference to Exhibit 10.19 to Amendment No. 1 to the Company’s Registration Statement on Form 10 filed on March 18, 2020). +

10.34
First Amendment to Ground Lease, dated November 14, 2018, by and among Sands Arena Landlord LLC, Venetian Casino Resort, LLC, MSG Las Vegas, LLC, and Sphere Entertainment Group, LLC (formerly MSG Sports & Entertainment, LLC) (incorporated by reference to Exhibit 10.20 to Amendment No. 1 to the Company’s Registration Statement on Form 10 filed on March 18, 2020).

10.35
Letter Agreement amending Ground Lease Agreement dated July 16, 2018, by and between Sands Arena Landlord LLC and MSG Las Vegas, LLC, dated October 30, 2020 (incorporated by reference to Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q for the quarter ended December 31, 2021 filed on February 12, 2021).

10.36
Delayed Draw Term Loan Credit Agreement, dated April 20, 2023, between Sphere Entertainment Co. (formerly Madison Square Garden Entertainment Corp.), as Borrower, and MSG Entertainment Holdings, LLC, as Lender (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on April 24, 2023).

10.37
Credit Agreement, dated as of December 22, 2022, among MSG Las Vegas, LLC, the lenders party thereto and JPMorgan Chase Bank, N.A., as administrative agent (incorporated by reference to Exhibit 10.1 to the Company's Current Report on Form 8-K filed on December 22, 2022).

10.38
Pledge and Security Agreement, dated as of December 22, 2022, by and between MSG Las Vegas, LLC and JPMorgan Chase Bank, N.A. (incorporated by reference to Exhibit 10.2 to the Company's Current Report on Form 8-K filed on December 22, 2022).

10.39
Guaranty Agreement, dated as of December 22, 2022, by Sphere Entertainment Group, LLC (formerly MSG Entertainment Group, LLC) in favor of JPMorgan Chase Bank, N.A. on behalf of the lenders (incorporated by reference to Exhibit 10.3 to the Company's Current Report on Form 8-K filed on December 22, 2022).

10.40
Pledge Agreement, dated as of December 22, 2022, by Sphere Entertainment Group, LLC (MSG Entertainment Group, LLC) in favor of JPMorgan Chase Bank, N.A. on behalf of the lenders (incorporated by reference to Exhibit 10.4 to the Company's Current Report on Form 8-K filed on December 22, 2022).

10.41
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

10.42
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

10.43
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

10.44
Amendment No. 2 to Amended and Restated Credit Agreement, dated as of October 11, 2019, by and among MSGN Holdings, L.P., certain subsidiaries of MSGN Holdings, L.P. identified therein, MSGN Eden, LLC, Regional MSGN Holdings LLC and JP Morgan Chase Bank, N.A., as administrative agent, and the lenders party thereto, dated as of May 30, 2023.

EXHIBIT NO.	DESCRIPTION
10.45
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

10.46
NBA Transaction Agreement dated as of April 18, 2023, by and among Sphere Entertainment Co. (formerly Madison Square Garden Entertainment Corp.), Madison Square Garden Entertainment Corp. (formerly MSGE Spinco, Inc.) and certain other parties thereto (incorporated by reference to Exhibit 10.5 to the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2023 filed on May 10, 2023.

10.47
NBA Transaction Agreement, dated as of April 15, 2020, among Madison Square Garden Sports Corp. (formerly The Madison Square Garden Company), Sphere Entertainment Co. (formerly MSG Entertainment Spinco, Inc.) and certain other parties thereto (incorporated by reference to Exhibit 10.59 to the Company’s Annual Report on Form 10-K for the fiscal year ended June 30, 2020 filed on August 31, 2020).

10.48
NHL Transaction Agreement, dated as of April 15, 2020, among Madison Square Garden Sports Corp. (formerly The Madison Square Garden Company), Sphere Entertainment Co. (formerly MSG Entertainment Spinco, Inc.) and certain other parties thereto (incorporated by reference to Exhibit 10.60 to the Company’s Annual Report on Form 10-K for the fiscal year ended June 30, 2020 filed on August 31, 2020).

10.49
MSG Networks Voting and Support Agreement, dated as of March 25, 2021, by and among Sphere Entertainment Co. (formerly Madison Square Garden Entertainment Corp.) and certain stockholders of MSG Networks Inc. that are signatories thereto (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on March 26, 2021).

10.50
Sphere Entertainment Co. (formerly Madison Square Garden Entertainment Corp.) Voting and Support Agreement, dated as of March 25, 2021, by and among MSG Networks Inc. and certain stockholders of Madison Square Garden Entertainment Corp. that are signatories thereto (incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K filed on March 26, 2021).

10.51
Transaction Agreement, dated as of April 17, 2023, by and among TAO Group Sub-Holdings LLC, Disco Holdings Intermediate LLC, TAO Group Holdings LLC, Hakkasan USA Inc. and others (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on April 17, 2023).

10.52
Employment Agreement, dated as of December 20, 2021, between Sphere Entertainment Co. (formerly Madison Square Garden Entertainment Corp.) and David F. Byrnes (incorporated by reference to Exhibit 10.5 to the Company’s Quarterly Report on Form 10-Q for the quarter ended December 31, 2021 filed on February 9, 2022). †

10.53
Employment Agreement, dated as of October 26, 2021, between Sphere Entertainment Co. (formerly Madison Square Garden Entertainment Corp.) and Jamal H. Haughton (incorporated by reference to Exhibit 10.6 to the Company’s Quarterly Report on Form 10-Q for the quarter ended December 31, 2021 filed on February 9, 2022). †

10.54
Employment Agreement, dated as of November 17, 2021, between Sphere Entertainment Co. (formerly Madison Square Garden Entertainment Corp.) and Philip D’Ambrosio (incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K filed on November 19, 2021). †

21.1	Subsidiaries of the Registrant.
23.1	Consent of Deloitte & Touche LLP
23.2	Consent of Deloitte & Touche LLP
24.1	Power of Attorney (included on the signature page to this Annual Report on Form 10-K).
31.1	Certification by the Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	Certification by the Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1	Certification by the Chief Executive Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.**
32.2	Certification by the Chief Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.**
99.1
Consolidated and combined balance sheets of Madison Square Garden Entertainment Corp. and subsidiaries as of June 30, 2023 and 2022, and the related consolidated and combined statements of operations, comprehensive income (loss), cash flows, and equity (deficit) for each of the three years in the period ended June 30, 2023 (incorporated by reference to Item 8 of Madison Square Garden Entertainment Corp.’s Annual Report on Form 10-K for the fiscal year ended June 30, 2023 filed with the SEC on August 18, 2023, File No. 001-41627). No other part of the Madison Square Garden Entertainment Corp. Annual Report on Form 10-K is being incorporated by reference.

EXHIBIT NO.	DESCRIPTION
101	The following materials from Sphere Entertainment Co. Annual Report on Form 10-K for the fiscal year ended June 30, 2023, formatted in Inline Extensible Business Reporting Language (iXBRL): (i) consolidated balance sheets, (ii) consolidated and combined statements of operations, (iii) consolidated and combined statements of comprehensive income (loss), (iv) consolidated and combined statements of cash flows, (v) consolidated and combined statements of equity and redeemable noncontrolling interests, and (vi) notes to consolidated and combined financial statements.
104	The cover page from the Company’s Annual Report on Form 10-K for the fiscal year ended June 30, 2023 formatted in Inline XBRL and contained in Exhibit 101.
_________________
†    This exhibit is a management contract or a compensatory plan or arrangement.
+    Certain confidential information - identified by bracketed asterisks “[*****]” - has been omitted from this exhibit pursuant to Item 601(b)(10) of Regulation S-K because it is both (i) not material and (ii) would be competitively harmful to the Registrant if publicly disclosed.
** Furnished herewith. These exhibits shall not be deemed “filed” for purposes of Section 18 of the Securities Exchange Act of 1934, or otherwise subject to the liability of that Section. Such exhibits shall not be deemed incorporated into any filing under the Securities Act of 1933 or the Securities Exchange Act of 1934.
Item 16. Form 10-K Summary
The Company has elected not to provide summary information.

SPHERE ENTERTAINMENT CO.
SCHEDULE II
VALUATION AND QUALIFYING ACCOUNTS
(in thousands)

		(Additions) / Deductions
	Balance at Beginning of Period	Charged to Costs and Expenses	Charged to Other Accounts	Deductions	Balance at End of Period
Year Ended June 30, 2023
Allowance for doubtful accounts / credit losses	$(843)	$(3)	$—	$675	$(171)
Deferred tax valuation allowance	(2,923)	2,053	840	—	(30)
	$(3,766)	$2,050	$840	$675	$(201)

Year Ended June 30, 2022
Allowance for doubtful accounts / credit losses	$(1,354)	$123	$—	$388	$(843)
Deferred tax valuation allowance	(3,131)	2,200	(1,992)	—	(2,923)
	$(4,485)	$2,323	$(1,992)	$388	$(3,766)

Year Ended June 30, 2021
Allowance for doubtful accounts / credit losses	$(1,755)	$(185)	$—	$586	$(1,354)
Deferred tax valuation allowance	(1,573)	(4,863)	3,305	—	(3,131)
	$(3,328)	$(5,048)	$3,305	$586	$(4,485)

SIGNATURES
Pursuant to the requirements of the Section 13 or 15(d) the Securities Exchange Act of 1934, as amended, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on the 22nd day of August 2023.

Sphere Entertainment Co.

By:	/s/ GAUTAM RANJI
	Name:	Gautam Ranji
	Title:	Executive Vice President, Chief Financial Officer and Treasurer (Principal Financial Officer)
POWER OF ATTORNEY
KNOW ALL PERSONS BY THESE PRESENTS, that each person whose signature appears below constitutes and appoints Gautam Ranji, Greg Brunner and Mark C. Cresitello, and each of them, as such person’s true and lawful attorneys-in-fact and agents, with full power of substitution and resubstitution, for such person in such person’s name, place and stead, in any and all capacities, to sign this report, and file the same, with all exhibits thereto, and other documents in connection therewith, with the Securities and Exchange Commission, granting unto said attorneys-in-fact and agents, full power and authority to do and perform each and every act and thing requisite and necessary to be done as fully to all intents and purposes as he might or could do in person, hereby ratifying and confirming all that said attorneys-in-fact and agents or any of them may lawfully do or cause to be done by virtue hereof.
Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, this report has been signed below by the following persons in the capacities and on the dates indicated.

Name	Title	Date
/s/ JAMES L. DOLAN	Executive Chairman and Chief Executive Officer (Principal Executive Officer) and Director	August 22, 2023
James L. Dolan
/s/ GAUTAM RANJI	Executive Vice President, Chief Financial Officer and Treasurer (Principal Financial Officer)	August 22, 2023
Gautam Ranji
/s/ GREG BRUNNER	Senior Vice President, Controller and Principal Accounting Officer	August 22, 2023
Greg Brunner
/s/ CHARLES F. DOLAN	Director	August 22, 2023
Charles F. Dolan
/s/ CHARLES P. DOLAN	Director	August 22, 2023
Charles P. Dolan
/s/ KRISTIN A. DOLAN	Director	August 22, 2023
Kristin A. Dolan

Name	Title	Date
/s/ MARIANNE DOLAN WEBER	Director	August 22, 2023
Marianne Dolan Weber
/s/ PAUL J. DOLAN	Director	August 22, 2023
Paul J. Dolan
/s/ QUENTIN F. DOLAN	Director	August 22, 2023
Quentin F. Dolan
/s/ RYAN T. DOLAN	Director	August 22, 2023
Ryan T. Dolan
/s/ THOMAS C. DOLAN	Director	August 22, 2023
Thomas C. Dolan
/s/ JOSEPH J. LHOTA	Director	August 22, 2023
Joseph J. Lhota
/s/ JOEL M. LITVIN	Director	August 22, 2023
Joel M. Litvin
/s/ BRIAN G. SWEENEY	Director	August 22, 2023
Brian G. Sweeney
/s/ JOHN L. SYKES	Director	August 22, 2023
John L. Sykes
/s/ VINCENT TESE	Director	August 22, 2023
Vincent Tese
/s/ ISIAH L. THOMAS III	Director	August 22, 2023
Isiah L. Thomas III
/s/ CARL E. VOGEL	Director	August 22, 2023
Carl E. Vogel

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
To the Stockholders and the Board of Directors of Sphere Entertainment Co.

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of Sphere Entertainment Co. and its subsidiaries (the "Company") as of June 30, 2023 and 2022, the related consolidated statements of operations, comprehensive income (loss), cash flows, and equity and redeemable noncontrolling interests for each of the three years in the period ended June 30, 2023, and the related notes and the financial statement Schedule II listed in the Index at Item 15 (collectively referred to as the "financial statements"). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of June 30, 2023 and 2022, and the results of its operations and its cash flows for each of the three years in the period ended June 30, 2023, in conformity with accounting principles generally accepted in the United States of America.
We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the Company's internal control over financial reporting as of June 30, 2023, based on criteria established in Internal Control — Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated August 22, 2023, expressed an unqualified opinion on the Company's internal control over financial reporting.
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
Critical Audit Matters
The critical audit matters communicated below are matters arising from the current-period audit of the financial statements that were communicated or required to be communicated to the audit committee and that (1) relate to accounts or disclosures that are material to the financial statements and (2) involved our especially challenging, subjective, or complex judgments. The communication of critical audit matters does not alter in any way our opinion on the financial statements, taken as a whole, and we are not, by communicating the critical audit matters below, providing a separate opinion on the critical audit matters or on the accounts or disclosures to which they relate.
Related Party Transactions — Refer to Note 17 to the financial statements
Critical Audit Matter Description
The Dolan family, including trusts for the benefit of members of the Dolan family (collectively, the Dolan Family Group), as of June 30, 2023, is the majority beneficial owner of the Company, Madison Square Garden Entertainment Corp. (“MSG Entertainment”), Madison Square Garden Sports Corp. (“MSG Sports”), AMC Networks Inc., and other related entities. In addition, there are certain overlapping directors and executive officers between the companies. Each of these entities has been identified as a related party at June 30, 2023.
Prior to the distribution of approximately 67% of the outstanding common stock of MSG Entertainment (the “MSG Entertainment Distribution”), the Company had entered into a number of transactions with related parties, including, but not limited to agreements for use of the Madison Square Garden Arena, sponsorship, and advertising sales and service representation, team sponsorship allocation agreements, agreements for media rights with MSG Sports, and service agreements, which include certain shared executive support costs for the Company’s Executive Chairman and Chief Executive Officer, the Company’s Vice Chairman, and the Company’s former President.

Subsequent to the MSG Entertainment Distribution, the Company is party to a number of transactions with related parties, including, but not limited to agreements for media rights with MSG Sports, and services agreements with MSG Entertainment, which include certain shared executive support costs for the Company’s Executive Chairman and Chief Executive Officer, the Company’s Executive Vice President, and the Company’s Vice Chairman.
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
•We tested the effectiveness of internal controls over the Company’s related party process, including controls over the identification of the Company’s related party relationships and transactions, the authorization and approval of transactions with related parties, the allocation of revenues and operating expenses among related parties, and the accounting, classification and disclosure of relationships and transactions with related parties in the financial statements;
•Inquired with executive officers including the Company’s internal legal counsel, key members of management, including non-finance and accounting personnel, and the Audit Committee of the Board of Directors regarding related party transactions;
•Read agreements and contracts with and between related parties, including agreements amended as a result of the distribution, and, in certain cases third parties, and evaluated whether authorization and approvals were obtained and the terms and other information about transactions are consistent with explanations from inquiries and other audit evidence obtained about the business purpose of the transactions;
•With the assistance of our data specialists, we analyzed the general ledger detail to identify potential undisclosed transactions with related parties;
•Compared the Company’s reconciliation of applicable accounts to related parties’ records of transactions and balances;
•For new or amended revenue arrangements among related parties prior to the distribution, evaluated the reasonableness of management’s allocation of the transaction price to each performance obligation identified in the arrangement;
•Received confirmations from related parties and, in certain cases third parties, and compared responses to the Company’s records;
•Performed the following procedures to identify information related to potential undisclosed transactions between the Company and related parties that may also include third parties:
◦Read the Company’s minutes from meetings of the Board of Directors and related committees of the Board of Directors;
◦Inspected annual compliance questionnaires completed by the Company’s directors and officers;
◦Read publicly available sources including the Company’s public filings and press releases as well as certain analyst and industry reports; and
◦Listened to or read transcripts of the Company’s earnings calls.
Discontinued operations – Refer to Notes 1 and 3 to the financial statements
Critical Audit Matter Description
On April 20, 2023, the Company distributed approximately 67% of the outstanding common stock of MSG Entertainment to its stockholders. On May 3, 2023, the Company completed the sale of its 66.9% majority interest in TAO Group Sub-Holdings LLC (“Tao Group Hospitality”) to a third party.

The Company determined the distribution of MSG Entertainment and the sale of Tao Group Hospitality should be reported as discontinued operations in accordance with Accounting Standards Codification ("ASC") 205-20, Discontinued Operations ("ASC 205-20"). The Company has presented both the MSG Entertainment business and Tao Group Hospitality as discontinued operations for all periods presented in the financial statements. Income from discontinued operations, net of taxes was $333,653 for the year ended June 30, 2023.
We identified the accounting and disclosure of the discontinued operations as a critical audit matter given the discontinued operations are material to the financial statements and the significance of judgments made by management in its application of ASC 205-20, and the increased extent of auditor effort and judgment required to assess management’s identification, segregation, and accounting and presentation related to the distribution of MSG Entertainment and the gain on the sale of Tao Group Hospitality.
How the Critical Audit Matter Was Addressed in the Audit
Our audit procedures performed over the Company's discontinued operations accounting and presentation related to the distribution of MSG Entertainment and determination of the gain on the sale of Tao Group Hospitality included the following, among others:
•We tested the effectiveness of internal controls over the Company’s discontinued operations assessment process, including controls related to management’s identification, segregation, and accounting and presentation related to the distribution, gain on the sale, and the resulting entries made to the financial statements;
•We read minutes of the Board of Directors and related committees that evidenced proper authorization and approval of the distribution and sale;
•We analyzed the terms of the relevant distribution and sale agreements and tested the resulting calculations of the distribution and gain on the sale;
•We obtained and evaluated the Company’s memorandums that documented management’s accounting and presentation conclusions in respect of relevant accounting standards;
•We tested the classification of amounts included in discontinued operations by agreeing such amounts to the Company’s historical accounting records;
•We evaluated the Company's classification of discontinued operations, including its disclosures in the financial statements.

/s/ Deloitte & Touche LLP
New York, New York

August 22, 2023

We have served as the Company’s auditor since 2020.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
To the Stockholders and the Board of Directors of Sphere Entertainment Co.:
Opinion on Internal Control over Financial Reporting
We have audited the internal control over financial reporting of Sphere Entertainment Co. and subsidiaries (the “Company”) as of June 30, 2023, based on criteria established in Internal Control — Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of June 30, 2023, based on criteria established in Internal Control — Integrated Framework (2013) issued by COSO.
We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the consolidated financial statements as of and for the year ended June 30, 2023, of the Company and our report dated August 22, 2023, expressed an unqualified opinion on those consolidated financial statements.
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
/s/ Deloitte & Touche LLP
New York, New York
August 22, 2023
We have served as the Company’s auditor since 2020.

SPHERE ENTERTAINMENT CO.
CONSOLIDATED BALANCE SHEETS
(in thousands, except per share data)

	June 30,
	2023	2022
ASSETS
Current Assets:
Cash, cash equivalents and restricted cash	$429,114	$760,312
Accounts receivable, net	112,309	123,327
Related party receivables, current	26,405	625
Prepaid expenses and other current assets	56,085	26,862
Current assets of discontinued operations	—	307,530
Total current assets	623,913	1,218,656
Non-Current Assets:
Investments in nonconsolidated affiliates	394,519	40,297
Property and equipment, net	3,307,161	2,157,577
Right-of-use lease assets	84,912	66,151
Goodwill	456,807	456,807
Intangible assets, net	17,910	21,025
Other non-current assets	87,793	49,466
Non-current assets of discontinued operations	—	1,512,181
Total assets	$4,973,015	$5,522,160
LIABILITIES, REDEEMABLE NONCONTROLLING INTERESTS AND EQUITY
Current Liabilities:
Accounts payable, accrued and other current liabilities	$515,731	$276,558
Related party payables, current	56,446	110
Current portion of long-term debt	82,500	66,000
Operating lease liabilities, current	10,127	6,553
Deferred revenue	27,337	4,320
Current liabilities of discontinued operations	—	607,559
Total current liabilities	692,141	961,100
Non-Current Liabilities:
Long-term debt, net of deferred financing costs	1,118,387	929,534
Operating lease liabilities, non-current	110,259	84,420
Deferred tax liabilities, net	379,552	144,391
Other non-current liabilities	88,811	91,474
Non-current liabilities of discontinued operations	—	1,151,665
Total liabilities	2,389,150	3,362,584
Commitments and contingencies (see Note 11)
Redeemable noncontrolling interests of discontinued operations	—	184,192
Equity:
Class A Common Stock (a)	278	273
Class B Common Stock (b)	69	69
Additional paid-in capital	2,376,420	2,301,970
Retained earnings (accumulated deficit)	212,036	(290,736)
Accumulated other comprehensive loss	(4,938)	(48,355)
Total Sphere Entertainment Co. stockholders’ equity	2,583,865	1,963,221
Nonredeemable noncontrolling interests of discontinued operations	—	12,163
Total equity	2,583,865	1,975,384
Total liabilities, redeemable noncontrolling interests and equity	$4,973,015	$5,522,160
_____________
(a) Class A Common Stock, $0.01 par value per share, 120,000 shares authorized; 27,812 and 27,368 shares outstanding as of June 30, 2023 and 2022, respectively.
(b) Class B Common Stock, $0.01 par value per share, 30,000 shares authorized; 6,867 shares outstanding as of June 30, 2023 and 2022.

See accompanying notes to the consolidated financial statements.

SPHERE ENTERTAINMENT CO.
CONSOLIDATED STATEMENTS OF OPERATIONS
(in thousands, except per share data)

	Years Ended June 30,
	2023	2022	2021
Revenues (a)	$573,831	$610,055	$647,510
Direct operating expenses (a)	(342,211)	(320,278)	(262,859)
Selling, general and administrative expenses (a)	(452,142)	(419,793)	(295,472)
Depreciation and amortization	(30,716)	(22,562)	(16,606)
Impairment and other gains, net	6,120	245	—
Restructuring charges	(27,924)	(13,404)	(8,061)
Operating (loss) income	(273,042)	(165,737)	64,512
Interest income	11,585	3,575	3,172
Interest expense	—	—	(20,219)
Other income (expense), net	536,887	(5,518)	(3,935)
Income (loss) from operations before income taxes	275,430	(167,680)	43,530
Income tax (expense) benefit	(103,403)	29,830	(38,907)
Income (loss) from continuing operations	172,027	(137,850)	4,623
Income (loss) from discontinued operations, net of taxes	333,653	(52,297)	(171,142)
Net income (loss)	505,680	(190,147)	(166,519)
Less: Net income (loss) attributable to redeemable noncontrolling interests from discontinued operations	3,925	7,739	(16,269)
Less: Net loss attributable to nonredeemable noncontrolling interests from discontinued operations	(1,017)	(3,491)	(2,099)
Net income (loss) attributable to Sphere Entertainment Co.’s stockholders	$502,772	$(194,395)	$(148,151)

Basic earnings (loss) per common share
Continuing operations	$4.96	$(4.02)	$0.14
Discontinued operations	9.55	(1.75)	(4.74)
Basic earnings (loss) per common share attributable to Sphere Entertainment Co.’s stockholders	$14.51	$(5.77)	$(4.60)

Diluted earnings (loss) per common share
Continuing operations	$4.93	$(4.02)	$0.13
Discontinued operations	9.47	(1.75)	(4.72)
Diluted earnings (loss) per common share attributable to Sphere Entertainment Co.’s stockholders	$14.40	$(5.77)	$(4.59)

Weighted-average number of common shares outstanding:
Basic	34,651	34,255	34,077
Diluted	34,929	34,255	34,252
_________________
(a) See Note 17. Related Party Transactions, for further information on related party revenues and expenses

See accompanying notes to the consolidated financial statements.

SPHERE ENTERTAINMENT CO.
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
(in thousands)

	Years Ended June 30,
	2023	2022	2021
Net income (loss)	$505,680	$(190,147)	$(166,519)
Other comprehensive income (loss), before income taxes:
Pension plans and postretirement plans:
Net unamortized losses arising during the period	—	—	(404)
Amortization of net actuarial loss included in net periodic benefit cost	1,755	1,978	1,697
Amortization of net prior service credit included in net periodic benefit cost	—	756	(5,168)
Curtailments	—	—	156
Settlement loss	—	—	870
Cumulative translation adjustments	6,656	(25,034)	27,688
Other comprehensive income (loss), before income taxes	8,411	(22,300)	24,839
Income tax (expense) benefit related to items of other comprehensive income	(1,535)	4,217	(4,638)
Other comprehensive income (loss), net of income taxes	6,876	(18,083)	20,201
Comprehensive income (loss)	512,556	(208,230)	(146,318)
Less: Comprehensive income (loss) attributable to redeemable noncontrolling interests from discontinued operations	3,925	7,739	(16,269)
Less: Comprehensive loss attributable to nonredeemable noncontrolling interests from discontinued operations	(1,017)	(3,491)	(2,099)
Comprehensive income (loss) attributable to Sphere Entertainment Co.’s stockholders	$509,648	$(212,478)	$(127,950)

See accompanying notes to the consolidated financial statements.

SPHERE ENTERTAINMENT CO.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)

	Years Ended June 30,
	2023	2022	2021
OPERATING ACTIVITIES:
Net income (loss)	$505,680	$(190,147)	$(166,519)
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Depreciation and amortization	103,375	124,629	121,999
Impairments and other (gains) losses, net	(224,831)	(3,045)	—
Amortization of deferred financing costs	5,063	8,728	6,270
Deferred income tax expense (benefit)	123,467	(31,270)	(71,357)
Share-based compensation expense	62,658	77,141	70,584
Non-cash lease expense	26,811	26,673	16,459
Net unrealized and realized (gains) loss on equity investments with readily determinable fair value and (earnings) loss in nonconsolidated affiliates	(548,690)	54,869	(44,320)
Loss on extinguishment of debt	—	35,815	—
Other non-cash adjustments	(538)	1,450	5,171
Change in assets and liabilities, net of dispositions:
Accounts receivable, net	7,103	(30,749)	(18,634)
Related party receivables, net of payables	35,811	14,778	8,593
Prepaid expenses and other current and non-current assets	(178,758)	(43,982)	(33,348)
Accounts payable, accrued and other current and non-current liabilities	117,278	78,442	39,895
Deferred revenue	135,448	18,572	12,753
Operating lease right-of-use assets and lease liabilities	(16,286)	(564)	(6,240)
Net cash provided by (used in) operating activities	153,591	141,340	(58,694)
INVESTING ACTIVITIES:
Capital expenditures, net	(1,058,978)	(756,717)	(456,007)
Capitalized interest	(116,044)	(48,507)	(34,890)
Proceeds from sale of investments	209,045	—	361,189
Proceeds from dispositions, net	318,003	—	—
Investments and loans in nonconsolidated affiliates	(5,949)	1,060	197
Cash received for notes receivable, net of payments	—	—	6,328
Net cash used in investing activities	(653,923)	(804,164)	(123,183)

See accompanying notes to the consolidated financial statements.

SPHERE ENTERTAINMENT CO.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)

	Years Ended June 30,
	2023	2022	2021
FINANCING ACTIVITIES:
Proceeds from issuance of term loans, net of issuance discount	302,668	725,000	630,500
Principal repayments on long-term debt	(72,875)	(725,000)	(46,750)
Proceeds from revolving credit facilities	—	39,100	15,000
Repayment of revolving credit facilities	(2,000)	(15,000)	—
Taxes paid in lieu of shares issued for share-based compensation	(16,625)	(16,658)	(8,208)
Noncontrolling interest holders’ capital contributions	3,000	6,400	18,537
Distributions to noncontrolling interest holders	(1,881)	(6,998)	—
Debt extinguishment costs	—	(12,838)	—
Distribution to related parties associated with the settlement of certain share-based awards	(2,388)	(2,256)	(1,771)
Purchase of noncontrolling interest from redeemable noncontrolling interest holders	—	(4,638)	—
Payments for debt financing costs	(5,238)	(17,504)	(14,623)
Distribution to MSG Entertainment	(119,119)	—	—
Net cash provided by (used in) financing activities	85,542	(30,392)	592,685
Effect of exchange rates on cash, cash equivalents and restricted cash	(2,106)	(750)	8,027
Net (decrease) increase in cash, cash equivalents and restricted cash	(416,896)	(693,966)	418,835
Cash, cash equivalents and restricted cash from continuing operations, beginning of period	760,312	1,190,105	1,116,487
Cash, cash equivalents and restricted cash from discontinued operations, beginning of period	85,698	349,871	4,654
Cash, cash equivalents and restricted cash at beginning of period	846,010	1,539,976	1,121,141
Cash, cash equivalents and restricted cash from continuing operations, end of period	429,114	760,312	1,190,105
Cash, cash equivalents and restricted cash from discontinued operations, end of period	—	85,698	349,871
Cash, cash equivalents and restricted cash at end of period	$429,114	$846,010	$1,539,976
Non-cash investing and financing activities:
Investments and loans to nonconsolidated affiliates	$113	$791	$—
Non-cash contribution received from noncontrolling interests	$—	$—	$(59,763)
Capital expenditures incurred but not yet paid	$248,041	$206,462	$110,428
Share-based compensation capitalized in property and equipment, net	$3,642	$2,979	$5,467

See accompanying notes to the consolidated financial statements.

SPHERE ENTERTAINMENT CO.
CONSOLIDATED STATEMENTS OF EQUITY
AND REDEEMABLE NONCONTROLLING INTERESTS
(in thousands)

	Common Stock Issued	Additional Paid-In Capital	Retained Earnings (Accumulated Deficit)	Accumulated Other Comprehensive Loss	Total Sphere Entertainment Co. Stockholders’ Equity	Nonredeemable Noncontrolling Interests	Total Equity	Redeemable Noncontrolling Interests
Balance as of June 30, 2020	$338	$2,285,709	$51,727	$(50,473)	$2,287,301	$12,203	$2,299,504	$20,600
Cumulative effect of adoption of ASU 2016-13, credit losses	—	—	(480)	—	(480)	—	(480)	—
Net loss	—	—	(148,151)	—	(148,151)	(2,099)	(150,250)	(16,269)
Other comprehensive income	—	—	—	20,201	20,201	—	20,201	—
Comprehensive loss	—	—	—	—	(127,950)	(2,099)	(130,049)	(16,269)
Noncontrolling interests, non-cash acquisition	—	—	—	—	—	—	—	76,500
Share-based compensation	—	73,702	—	—	73,702	—	73,702	—
Tax withholding associated with shares issued for share-based compensation	2	(8,210)	563	—	(7,645)	—	(7,645)	—
Accretion of put options	—	—	—	—	—	—	—	2,348
Redeemable noncontrolling interest adjustment to redemption fair value	—	(46,425)	—	—	(46,425)	—	(46,425)	46,425
Adjustment of redeemable noncontrolling interest to redemption value	—	(8,728)	—		(8,728)	—	(8,728)	8,728
Distribution to related parties associated with the settlement of certain share-based awards	—	(1,273)	—	—	(1,273)	—	(1,273)	(498)
Contributions from noncontrolling interest holders	—	—	—	—	—	1,800	1,800	—
Balance as of June 30, 2021	$340	$2,294,775	$(96,341)	$(30,272)	$2,168,502	$11,904	$2,180,406	$137,834

See accompanying notes to the consolidated financial statements.

SPHERE ENTERTAINMENT CO.
CONSOLIDATED STATEMENTS OF EQUITY
AND REDEEMABLE NONCONTROLLING INTERESTS
(in thousands)

	Common Stock Issued	Additional Paid-In Capital	Retained Earnings (Accumulated Deficit)	Accumulated Other Comprehensive Loss	Total Sphere Entertainment Co. Stockholders’ Equity	Nonredeemable Noncontrolling Interests	Total Equity	Redeemable Noncontrolling Interests
Balance as of June 30, 2021	$340	$2,294,775	$(96,341)	$(30,272)	$2,168,502	$11,904	$2,180,406	$137,834
Net (loss) income	—	—	(194,395)	—	(194,395)	(3,491)	(197,886)	7,739
Other comprehensive income	—	—	—	(18,083)	(18,083)	—	(18,083)	—
Comprehensive (loss) income	—	—	—	—	(212,478)	(3,491)	(215,969)	7,739
Share-based compensation	—	77,772	—	—	77,772	—	77,772	—
Tax withholding associated with shares issued for share-based compensation	2	(16,660)	—	—	(16,658)	—	(16,658)	—
Accretion of put options	—	—	—	—	—	—	—	2,348
Redeemable noncontrolling interest adjustment to redemption fair value	—	(49,248)	—	—	(49,248)	—	(49,248)	50,636
Adjustment of redeemable noncontrolling interest to redemption value	—	(3,173)	—	—	(3,173)	—	(3,173)	(8,070)
Distribution to related parties associated with the settlement of certain share-based awards	—	(1,496)	—	—	(1,496)	—	(1,496)	(760)
Contribution from noncontrolling interest holders	—	—	—	—	—	6,400	6,400	—
Distributions to noncontrolling interest holders	—	—	—	—	—	(2,650)	(2,650)	(4,640)
Put Option payments	—	—	—	—	—	—	—	(895)
Balance as of June 30, 2022	$342	$2,301,970	$(290,736)	$(48,355)	$1,963,221	$12,163	$1,975,384	$184,192

See accompanying notes to the consolidated financial statements.

SPHERE ENTERTAINMENT CO.
CONSOLIDATED STATEMENTS OF EQUITY
AND REDEEMABLE NONCONTROLLING INTERESTS
(in thousands)

	Common Stock Issued	Additional Paid-In Capital	(Accumulated Deficit) Retained Earnings	Accumulated Other Comprehensive Loss	Total Sphere Entertainment Co.. Stockholders’ Equity	Nonredeemable Noncontrolling Interests	Total Equity	Redeemable Noncontrolling Interests
Balance as of June 30, 2022	$342	$2,301,970	$(290,736)	$(48,355)	$1,963,221	$12,163	$1,975,384	$184,192
Net income (loss)	—	—	502,772	—	502,772	(1,017)	501,755	3,925
Other comprehensive income	—	—	—	6,876	6,876	—	6,876	—
Comprehensive income (loss)	—	—	—	—	509,648	(1,017)	508,631	3,925
Redeemable noncontrolling interest adjustment to redemption fair value	—	126,375	—	—	126,375	—	126,375	(126,375)
Share-based compensation	—	64,406	—	—	64,406	—	64,406	—
Accretion of put options	—	(895)	—	—	(895)	—	(895)	2,786
Tax withholding associated with shares issued for share-based compensation	5	(16,625)	—	—	(16,620)	—	(16,620)	—
Distribution to related parties associated with the settlement of certain share-based awards	—	(1,736)	—	—	(1,736)	—	(1,736)	(652)
Contributions from noncontrolling interest holders	—	—	—	—	—	3,000	3,000	—
Distributions to noncontrolling interest holders	—	—	—	—	—	(1,881)	(1,881)	(3,141)
Disposition of Tao Group Hospitality and BCE	—	4,859		2,824	7,683	(12,265)	(4,582)	(60,735)
Distribution of MSG Entertainment	—	(101,934)	—	33,717	(68,217)	—	(68,217)	—
Balance as of June 30, 2023	$347	$2,376,420	$212,036	$(4,938)	$2,583,865	$—	$2,583,865	$—

See accompanying notes to the consolidated financial statements.

SPHERE ENTERTAINMENT CO.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
All amounts included in the following Notes to Consolidated Financial Statements are presented in thousands, except per share data or as otherwise noted.
Note 1. Description of Business and Basis of Presentation
Description of Business
Sphere Entertainment Co. (the “Company”) is a premier live entertainment and media company comprised of two reportable segments, Sphere and MSG Networks. Sphere is a next-generation entertainment medium, and MSG Networks operates two regional sports and entertainment networks, as well as a direct-to-consumer and authenticated streaming product.
Sphere: This segment reflects Sphere, a next-generation entertainment medium powered by cutting-edge technologies that we believe will enable multi-sensory storytelling at an unparalleled scale. The Company’s first Sphere is expected to open in September 2023. The venue can accommodate up to 20,000 guests and is expected to host a wide variety of events year-round, including The Sphere Experience, which will feature original immersive productions, as well as concerts and residencies from renowned artists, and marquee sporting and corporate events. Supporting this strategy is Sphere Studios, which is home to a team of creative, production, technology and software experts who provide full in-house creative and production services. The studio campus in Burbank includes a 68,000-square-foot development facility, as well as Big Dome, a 28,000-square-foot, 100-foot high custom dome, with a quarter-sized version of the screen at Sphere in Las Vegas, that serves as a specialized screening, production facility, and lab for content at Sphere.
MSG Networks: This segment is comprised of the Company’s regional sports and entertainment networks, MSG Network and MSG Sportsnet, as well as its direct-to-consumer streaming product, MSG+. MSG Networks serves the New York designated market area, as well as other portions of New York, New Jersey, Connecticut and Pennsylvania and features a wide range of sports content, including exclusive live local games and other programming of the New York Knicks (the “Knicks”) of the National Basketball Association (the “NBA”) and the New York Rangers (the “Rangers”), New York Islanders (the “Islanders”), New Jersey Devils (the “Devils”) and Buffalo Sabres (the “Sabres”) of the National Hockey League (the “NHL”), as well as significant coverage of the New York Giants (the “Giants”) and the Buffalo Bills (the “Bills”) of the National Football League (the “NFL”).
Sphere Entertainment Co. (formerly Madison Square Garden Entertainment Corp.) was incorporated on November 21, 2019 as a direct, wholly-owned subsidiary of Madison Square Garden Sports Corp. (“MSG Sports”). On April 17, 2020, MSG Sports distributed all outstanding common stock of the Company to MSG Sports’ stockholders (the “2020 Entertainment Distribution”). Unless the context otherwise requires, all references to “Sphere Entertainment” or the “Company” refer collectively to Sphere Entertainment Co., a holding company, and its direct and indirect subsidiaries.
MSG Entertainment Distribution
On April 20, 2023 (the “MSGE Distribution Date”), the Company distributed approximately 67% of the outstanding common stock of Madison Square Garden Entertainment Corp. (“MSG Entertainment”, formerly MSGE Spinco, Inc.) to its stockholders (the “MSGE Distribution”), with the Company retaining approximately 33% of the outstanding common stock of MSG Entertainment (in the form of MSG Entertainment Class A common stock) immediately following the MSGE Distribution (the “MSGE Retained Interest”). Following the MSGE Distribution Date, the Company retained the Sphere and MSG Networks businesses and MSG Entertainment now owns the traditional live entertainment business previously owned and operated by the Company through its Entertainment business segment, excluding the Sphere business. In the MSGE Distribution, stockholders of the Company received (a) one share of MSG Entertainment’s Class A common stock, par value $0.01 per share, for every share of the Company’s Class A common stock, par value $0.01 per share (“Class A common stock”), held of record as of the close of business, New York City time, on April 14, 2023 (the “Record Date”), and (b) one share of MSG Entertainment’s Class B common stock, par value $0.01 per share, for every share of the Company’s Class B common stock, par value $0.01 per share (“Class B common stock”), held of record as of the close of business, New York City time, on the Record Date.
Following the sale of a portion of the MSGE Retained Interest and the repayment of the delayed draw term loan (as further discussed below) with MSG Entertainment through the use of shares of MSG Entertainment Class A common stock, the Company now holds approximately 17% of the outstanding common stock of MSG Entertainment (in the form of MSG Entertainment Class A common stock), based on 49,128 total shares of MSG Entertainment common stock outstanding as of August 18, 2023. See Note 7. Investments in Nonconsolidated Affiliates, for further details regarding the MSGE Retained Interest.

SPHERE ENTERTAINMENT CO.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Continued)
As of April 20, 2023, the MSG Entertainment business met the criteria for discontinued operations. See Note 3. Discontinued Operations, for further details regarding the MSGE Distribution.
Tao Group Hospitality Disposition
On May 3, 2023, the Company completed the sale of its 66.9% majority interest in TAO Group Sub-Holdings LLC (“Tao Group Hospitality”) to a subsidiary of Mohari Hospitality Limited, a global investment company focused on the luxury lifestyle and hospitality sectors (the “Tao Group Hospitality Disposition”).
The transaction valued Tao Group Hospitality at $550,000, subject to certain customary purchase price adjustments. The Company, through certain of its subsidiaries, owned 79.1% of TAO Holdings, which represented an effective ownership of 66.9% of Tao Group Hospitality, and thus was entitled to that percentage of the total cash consideration paid to the sellers (net of, among other things, the payoff of outstanding debt and certain debt-like items and fees, costs and expenses incurred in connection with the transaction) pursuant to the transaction agreement dated as of April 17, 2023, by and among TAO Holdings, Hakkasan USA Inc., the other sellers party thereto and Disco Ball Intermediate, LLC (the “Transaction Agreement”). At closing, the Company received approximately $290,000 (taking into account the payment of accrued management fees) in connection with the transaction. See Note 3. Discontinued Operations, for further details regarding the Tao Group Hospitality Disposition (defined below).
Basis of Presentation
The Company reports on a fiscal year basis ending on June 30th. In these consolidated financial statements, the fiscal years ended June 30, 2023, 2022, and 2021 are referred to as “Fiscal Year 2023,” “Fiscal Year 2022,” and “Fiscal Year 2021,” respectively.
The Company has presented both the MSG Entertainment business and Tao Group Hospitality as discontinued operations for all periods presented. See Note 3. Discontinued Operations for further discussion on accounting for the MSGE Distribution and Tao Group Hospitality Disposition.
Reclassifications
For purposes of comparability, certain prior period amounts have been reclassified to conform to the current year presentation in accordance with accounting principles generally accepted in the United States of America (“GAAP”).
Impact of the COVID-19 Pandemic
The Company’s operations and operating results were materially impacted by the COVID-19 pandemic and actions taken in response by governmental authorities and certain professional sports leagues during Fiscal Year 2021. As a result of the shortened 2020-21 NBA and NHL seasons, MSG Networks aired substantially fewer NBA and NHL telecasts during Fiscal Year 2021, as compared with Fiscal Year 2019 (the last full fiscal year not impacted by COVID-19), and consequently experienced a decrease in revenues, including a material decrease in advertising revenue. The absence of live sports games also resulted in a decrease in certain MSG Networks expenses, including rights fees, variable production expenses, and advertising sales commissions. MSG Networks aired full regular season telecast schedules in Fiscal Year 2022 and Fiscal Year 2023 for its five professional teams across both the NBA and NHL, and, as a result, its advertising revenue and certain operating expenses, including rights fees expense, reflect the same.
It is unclear to what extent pandemic concerns, including with respect to COVID-19 or other future pandemics, could (i) result in new government-mandated capacity or other restrictions or vaccination/mask requirements or impact the use of and/or demand for Sphere in Las Vegas, impact demand for the Company’s sponsorship and advertising assets, deter employees and vendors from working at Sphere in Las Vegas (which may lead to difficulties in staffing), deter artists from touring or (ii) result in professional sports leagues suspending, cancelling or otherwise reducing the number of games scheduled in the regular reason or playoffs, which could have a material impact on the distribution and/or advertising revenues of the MSG Networks segment, or otherwise materially impact our operations.

SPHERE ENTERTAINMENT CO.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Continued)
Note 2. Summary of Significant Accounting Policies
A. Principles of Consolidation
The consolidated financial statements of the Company include the accounts of Sphere Entertainment Co. and its subsidiaries, including Tao Group Hospitality, MSG Entertainment, and Boston Calling Events, LLC (“BCE”) until their dispositions on May 3, 2023, April 20, 2023, and December 2, 2022, respectively. Both Tao Group Hospitality and MSG Entertainment met the criteria to be reported as discontinued operations during the quarters ended March 31, 2023 and June 30, 2023, respectively. All significant intercompany transactions and balances have been eliminated in consolidation.
Prior to its disposition, Tao Group Hospitality was consolidated with the equity owned by other stockholders shown as redeemable or nonredeemable noncontrolling interests of discontinued operations in the accompanying consolidated balance sheets, and the other stockholders’ portion of net earnings (loss) and other comprehensive income (loss) shown as net income (loss) or comprehensive income (loss) attributable to redeemable or nonredeemable noncontrolling interests from discontinued operations in the accompanying consolidated statements of operations and consolidated statements of comprehensive income (loss), respectively.
See Note 3. Discontinued Operations, for details regarding the Tao Group Hospitality Disposition and MSGE Distribution.
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
Interests held by third parties in consolidated majority-owned subsidiaries are presented as noncontrolling interests, which represent the noncontrolling stockholders’ interests in the underlying net assets of the Company’s consolidated majority-owned subsidiaries. Noncontrolling interests that are not redeemable are reported in the equity section of the consolidated balance sheets. Noncontrolling interests, where the Company may be required to repurchase the noncontrolling interest under put options or other contractual redemption requirements that are not solely within the Company’s control, are reported in the consolidated balance sheets between liabilities and equity, as redeemable noncontrolling interests.
C. Use of Estimates
The preparation of the accompanying consolidated financial statements in conformity with U.S. generally accepted accounting principles (“GAAP”) requires management to make estimates and assumptions about future events. These estimates and the underlying assumptions affect the amounts of assets and liabilities reported, disclosures about contingent assets and liabilities, and reported amounts of revenues and expenses. Such estimates include the provision for credit losses, valuation of investments, goodwill, intangible assets, other long-lived assets, deferred tax assets, pension and other postretirement benefit obligations and the related net periodic benefit cost, and other liabilities. In addition, estimates are used in revenue recognition, rights fees, performance and share-based compensation, depreciation and amortization, litigation matters and other matters, as well as in the valuation of noncontrolling interests resulting from business combination transactions. Management believes its use of estimates in the financial statements to be reasonable.
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

SPHERE ENTERTAINMENT CO.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Continued)
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
Arrangements with Multiple Performance Obligations
The Company may enter into arrangements with multiple performance obligations, such as multi-year sponsorship agreements which may derive revenues for the Company as well as MSG Entertainment and MSG Sports within a single arrangement. The Company may also derive revenue from similar types of arrangements which are entered into by MSG Entertainment or MSG Sports. Payment terms for such arrangements can vary by contract, but payments are generally due in installments throughout the contractual term. The performance obligations included in each sponsorship agreement vary and may include advertising and other benefits such as, but not limited to, signage at Sphere, digital advertising, or event or property-specific advertising, as well as non-advertising benefits such as suite licenses and event tickets. To the extent the Company’s multi-year arrangements provide for performance obligations that are consistent over the multi-year contractual term, such performance obligations generally meet the definition of a series as provided for under the accounting guidance. If performance obligations are concluded to meet the definition of a series, the contractual fees for all years during the contract term are aggregated and the related revenue is recognized proportionately as the underlying performance obligations are satisfied.
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

SPHERE ENTERTAINMENT CO.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Continued)
Contract Balances
Amounts collected in advance of the Company’s satisfaction of its contractual performance obligations are recorded as a contract liability within Deferred revenue, and are recognized as the Company satisfies the related performance obligations. Amounts collected in advance of events for which the Company is not the promoter or co-promoter do not represent contract liabilities and are recorded as collections due to promoters within Accounts payable, accrued and other current liabilities on the accompanying consolidated balance sheets. Amounts recognized as revenue for which the Company has a right to consideration for goods or services transferred to customers and for which the Company does not have an unconditional right to bill as of the reporting date are recorded as contract assets. Contract assets are transferred to accounts receivable once the Company’s right to consideration becomes unconditional.
E. Direct Operating Expenses
Direct operating expenses for the Sphere segment may include, but are not limited to, event costs related to the presentation and production of the Company’s live entertainment, sporting events, and immersive productions, maintenance, and other operating expenses.
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
Production Costs for the Company’s Original Immersive Productions
The Company defers certain costs during the production phase of its original immersive productions for Sphere that are directly related to production activities. Such costs include, but are not limited to, fees paid to writers, directors, and producers as well as video and music production costs and production-specific overhead. Deferred immersive production costs are amortized in the same ratio that current period actual revenue bears to estimated remaining unrecognized ultimate revenue as of the beginning of the current fiscal year. Estimates of ultimate revenues are prepared on an individual production basis and reviewed regularly by management and revised where necessary to reflect the most current information. Ultimate revenues reflect management’s estimates of future revenue over a period not to exceed ten years following the premiere of the production. Deferred immersive production costs are subject to recoverability assessments whenever there is an indication of potential impairment.
As of June 30, 2023, the Company recorded $61,421 in Other non-current assets in the accompanying consolidated balance sheets related to these production costs. No amounts were recorded as of June 30, 2022.
F. Advertising Expenses
Advertising costs are typically charged to expense when incurred. Total advertising costs expensed were $16,977, $22,880, and $24,533 for Fiscal Years 2023, 2022, and 2021, respectively.
G. Nonmonetary Transactions
The MSG Networks segment enters into nonmonetary transactions, primarily with its Distributors (as defined below), that involve the exchange of products or services, such as advertising and promotional benefits, for the segment’s services. For arrangements that are subject to sales based and usage-based royalty guidance, MSG Networks measures noncash consideration that it receives at fair value as the sale or usage occurs. For other arrangements, the MSG Networks segment measures the estimated fair value of the noncash consideration that it receives at contract inception. If the MSG Networks segment cannot reasonably estimate the fair value of the noncash consideration, the segment measures the fair value of the consideration indirectly by reference to the standalone selling price of the services promised to the customer in exchange for the consideration as revenues. Nonmonetary transactions for the MSG Networks segment are included in advertising costs, which are classified in selling, general and administrative expenses on the accompanying consolidated statements of operations, as noted above.

SPHERE ENTERTAINMENT CO.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Continued)
H. Income Taxes
The Company accounts for income taxes in accordance with Accounting Standard Codification (“ASC”) Topic 740, Income Taxes. The Company’s provision for income taxes is based on current period income, changes in deferred tax assets and liabilities, and changes in estimates with regard to uncertain tax positions. Deferred tax assets are subject to an ongoing assessment of realizability. In assessing the realizability of deferred tax assets, management considers whether it is more likely than not that some portion or all of the deferred tax asset will not be realized. The Company’s ability to realize its deferred tax assets depends upon the generation of sufficient future taxable income to allow for the realization of its deductible temporary differences. If such estimates and related assumptions change in the future, the Company may be required to record valuation allowances against its deferred tax assets, resulting in additional income tax expense in the Company’s consolidated statements of operations.
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
J. Earnings (Loss) Per Common Share
Basic earnings per share (“EPS”) attributable to the Company’s common stockholders is based upon net income (loss) attributable to the Company’s common stockholders divided by the weighted-average number of common shares outstanding during the period. Diluted EPS reflects the effect of the assumed vesting of restricted stock units and exercise of stock options only in the periods in which such effect would have been dilutive through the application of the treasury stock method. For the periods when a net loss is reported, the computation of diluted EPS equals the basic EPS calculation since common stock equivalents were antidilutive due to losses from continuing operations. Holders of Class A common stock and Class B common stock are entitled to receive dividends equally on a per-share basis if and when such dividends are declared. As the holders of Class A and Class B common stock are entitled to identical dividend and liquidation rights, the undistributed earnings are allocated on a proportionate basis to each class of common stock and the resulting basic and diluted net earnings (loss) per share attributable to common stockholders are, therefore, the same for both Class A and Class B common stock on both an individual and combined basis.
K. Cash and Cash Equivalents
The Company considers the balance of its investment in funds that substantially hold highly liquid securities that mature within three months or less from the date the fund purchases these securities to be cash equivalents. The carrying amount of cash and cash equivalents either approximates fair value due to the short-term maturity of these instruments or is at fair value. Checks outstanding in excess of related book balances are included in accounts payable, accrued, and other current liabilities in the accompanying consolidated balance sheets. The Company presents the change in these book cash overdrafts as cash flows from operating activities.
L. Restricted Cash
The Company’s restricted cash includes cash deposited in escrow accounts. The Company has deposited cash in interest-bearing escrow accounts related to credit support, debt facilities, and collateral to its operating leases, workers compensation, and general liability insurance obligations.
The carrying amount of restricted cash approximates fair value due to the short-term maturity of these instruments.
M. Short-Term Investments
Short-term investments included investments that (i) had original maturities of greater than three months and (ii) the Company had the ability to convert into cash within one year. The Company classified its short-term investments at the time of purchase as “held-to-maturity” and re-evaluated its classification quarterly based on whether the Company had the intent and ability to hold until maturity. Short-term investments, which were recorded at cost and adjusted for accrued interest, approximate fair value. Cash inflows and outflows related to the sale and purchase of short-term investments are classified as investing activities in the Company’s consolidated statements of cash flows.

SPHERE ENTERTAINMENT CO.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Continued)
N. Accounts Receivable
Accounts receivable is recorded at net realizable value. The Company maintains an allowance for credit losses to reserve for potentially uncollectible receivables. The allowance for credit losses is estimated based on the Company’s consideration of credit risk and analysis of receivables aging, specific identification of certain receivables that are at risk of not being paid, past collection experience and other factors. The Company recognized an allowance of $171 and $843 as of June 30, 2023 and 2022, respectively.
O. Investments in Nonconsolidated Affiliates and Equity Securities
The Company’s investments in nonconsolidated affiliates are primarily accounted for using the equity method of accounting and are carried at cost, plus or minus the Company’s share of net earnings or losses of the investment, subject to certain other adjustments. The cost of equity method investments includes transaction costs of the acquisition. As required by GAAP, to the extent that there is a basis difference between the cost and the underlying equity in the net assets of an equity investment, the Company allocates such differences between tangible and intangible assets. The Company’s share of net earnings or losses of the investment, inclusive of amortization expense for intangible assets associated with the investment, is reflected in Other income (expense), net within the Company’s consolidated statements of operations. Dividends received from the investee reduce the carrying amount of the investment. Due to the timing of receiving financial information from certain of its nonconsolidated affiliates, the Company records its share of net earnings or losses of such affiliates on a three-month lag basis, with the exception of the amortization expense of intangible assets which are recorded currently.
The Company elected the fair value option in accounting for the MSGE Retained Interest and as such, does not report the impact to the consolidated statements of operations on a lag for this investment. Initial recognition of this asset required measurement of an unrealized gain or loss when comparing the book value of the investment to fair value. As a result, the Company initially and subsequently measures and records changes in the fair value of the MSGE Retained Interest based upon the quoted market price of the MSGE stock on the New York Stock Exchange on a periodic basis within Other income (expense), net in the accompanying consolidated statements of operations.
In addition to equity method investments, the Company also has other equity investments without readily determinable fair values. The Company measures equity investments without readily determinable fair values at cost, less any impairment, adjusted for observable price changes from orderly transactions for identical or similar investments of the same issuer. Changes in observable price are reflected within Other income (expense), net in the accompanying consolidated statements of operations.
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

SPHERE ENTERTAINMENT CO.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Continued)
Intangible assets with finite lives are amortized principally using the straight-line method over the following estimated useful lives:

Estimated Useful Lives
Affiliate relationships	24 years
Q. Goodwill
See above (B. Business Combinations and Noncontrolling Interests) for the Company’s accounting policy on how goodwill is measured at an acquisition date. Goodwill is not amortized.
R. Impairment of Long-Lived Assets
In assessing the recoverability of the Company’s long-lived assets, the Company must make estimates and assumptions regarding future cash flows and other factors to determine the fair value of the respective assets. These estimates and assumptions could have a significant impact on whether an impairment charge is recognized and the magnitude of any such charge. Fair value estimates are made based on relevant information at a specific point in time, and are subjective in nature and involve significant uncertainties and judgments. If these estimates or assumptions change materially, the Company may be required to record impairment charges related to its long-lived assets.
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
See Note 10. Goodwill and Intangible Assets for further discussion.
S. Leases
The Company’s leases primarily consist of a ground lease for the land where Sphere in Las Vegas is being constructed, corporate office space, storage, and office and other equipment. The Company determines whether an arrangement contains a lease at the inception of the arrangement. If a lease is determined to exist, the lease term is assessed based on the date when the underlying asset is made available by the lessor for the Company’s use. The Company’s assessment of the lease term reflects the non-cancellable term of the lease, inclusive of any rent-free periods and/or periods covered by early-termination options which the Company is reasonably certain not to exercise, as well as periods covered by renewal options which the Company is reasonably certain to exercise. The Company’s lease agreements do not contain material residual value guarantees or material restrictive covenants.
The Company determines lease classification as either operating or finance at lease commencement, which governs the pattern of expense recognition and the presentation reflected in the consolidated statements of operations and statements of cash flows over the lease term.
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

SPHERE ENTERTAINMENT CO.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
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
T. Interest Capitalization
For significant long term construction projects and immersive content productions, the Company begins to capitalize qualified interest cost once activities necessary to get the asset ready for its intended use have commenced. The Company calculates qualified interest capitalization using the average amount of accumulated expenditures during the period the asset is being prepared for its intended use and a capitalization rate which is derived from the Company’s weighted average borrowing rate during such time, in the absence of specific borrowings related to the significant long term construction projects. The Company ceases capitalization on any portions substantially completed and ready for their intended use.
U. Contingencies
Liabilities for loss contingencies arising from claims, assessments, litigation, fines and penalties and other sources are recorded when it is probable that a liability has been incurred and the amount of the assessment can be reasonably estimated.
V. Contingent Consideration
Some of the Company’s acquisition agreements may include contingent earn-out arrangements, which are generally based on the achievement of future operating targets.
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
W. Defined Benefit Pension Plans and Other Postretirement Benefit Plan
Prior to the MSGE Distribution, the Company sponsored certain employee benefit pension plans and a postretirement plan. On the MSGE Distribution Date, the sponsorship of certain of these plans were transferred to MSG Entertainment. The Company accounts for the transferred defined benefit pension plans under the guidance of ASC Topic 715, Compensation — Retirement Benefits (“ASC Topic 715”). Accordingly, for the defined benefit pension plan liabilities prior to the MSGE Distribution Date, the consolidated financial statements reflected the full impact of such transferred plans on both the consolidated statements of operations and consolidated balance sheet (presented within discontinued operations) and the Company recorded an asset or liability of discontinued operations to recognize the funded status of the defined benefit pension plans (other than multiemployer plans), as well as a liability of discontinued operations only for any required contributions to the defined benefit pension plans that were accrued and unpaid at the balance sheet date. The related pension expenses attributed to the Company were based primarily on pension-eligible compensation of active participants.

SPHERE ENTERTAINMENT CO.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Continued)
After the MSGE Distribution Date, the Company has both remaining funded and unfunded defined benefit plans. The expense recognized by the Company is determined using certain assumptions, including the expected long-term rate of return and discount rates, among others. The Company recognizes the funded status of its defined benefit pension plans (other than multiemployer plans) and the other postretirement benefit plan as an asset or liability in the consolidated balance sheets and recognizes changes in the funded status in the year in which the changes occur through other comprehensive income (loss).
Actuarial gains and losses that have not yet been recognized through the consolidated statements of operations are recorded in accumulated other comprehensive income (loss) until they are amortized as a component of net periodic benefit cost through other comprehensive income (loss).
See Note 13, Pension Plans and Other Postretirement Benefit Plan for further discussion,
X. Fair Value Measurements
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
Y. Foreign Currency Translations
The consolidated financial statements are presented in U.S. Dollars. Assets and liabilities of non-U.S. subsidiaries and the Company’s foreign-based equity method investments that operate in a local currency environment, where that local currency is the functional currency, are translated to U.S. Dollars at exchange rates in effect at the balance sheet date. Operating results of non-U.S. subsidiaries are translated at weighted-average exchange rates during the year which approximate the rates in effect at the transaction dates. For the Company’s foreign-based equity method investments, the proportionate share of the investee’s income is translated into U.S. dollars at the average exchange rate for the period and the investment is translated using the exchange rate as of the end of the reporting period. Foreign currency translation gains and losses are included as a component of accumulated other comprehensive income (loss) as changes in cumulative translation adjustments in the accompanying consolidated balance sheets.
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
AA. Recently Adopted Accounting Pronouncements
Recently Adopted Accounting Pronouncements
In October 2021, the Financial Accounting Standards Board issued Accounting Standards Update (“ASU”) No. 2021-08, Accounting for Contract Assets and Contract Liabilities From Contracts With Customers. This ASU requires that the acquiring entity in a business combination recognize and measure contract assets and contract liabilities acquired in accordance with ASC Topic 606. This standard was adopted by the Company in the first quarter of Fiscal Year 2023. The adoption of this standard did not have an impact on the Company’s consolidated financial statements.

SPHERE ENTERTAINMENT CO.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Continued)
Note 3. Discontinued Operations
MSG Entertainment
On April 20, 2023, the Company completed the MSGE Distribution. The Company analyzed the quantitative and qualitative factors relevant to the MSGE Distribution and determined that the conditions for discontinued operations presentation were met during the fourth quarter of Fiscal Year 2023. As such, the results of the MSG Entertainment business previously owned and operated by the Company through its MSG Entertainment business segment, as well as transaction costs related to the MSGE Distribution, have been classified in the accompanying consolidated financial statements as discontinued operations for all periods presented. No impairment loss was recognized in connection with the reclassification to discontinued operations and no gain or loss was recognized in connection with the MSGE Distribution.
Indirect corporate and administrative costs do not qualify for discontinued operations presentation, and these costs are included in continuing operations for all periods presented through April 20, 2023. After the MSGE Distribution Date, these corporate and administrative services are provided to the Company by MSG Entertainment under a Transition Services Agreement (“MSGE TSA”), with the related costs included in continuing operations from April 21, 2023 through June 30, 2023. As noted above, results from continuing operations, prior to the MSGE Distribution Date, include certain corporate overhead expenses that the Company did not incur in the period after the completion of the MSGE Distribution, and the Company does not expect to incur such expenses in future periods.
Tao Group Hospitality
On May 3, 2023, the Company completed the Tao Group Hospitality Disposition. The Company analyzed the quantitative and qualitative factors relevant to the Tao Group Hospitality Disposition and determined that the criteria to classify the assets and liabilities of Tao Group Hospitality as held for sale, along with the related operations as a discontinued operation, had been satisfied as of the third quarter of Fiscal Year 2023. As such, the historical financial results of the Tao Group Hospitality segment have been reflected in the accompanying consolidated financial statements as discontinued operations for all periods presented. In connection with the Tao Group Hospitality Disposition, the Company recognized a gain of $212,857, net of taxes of $1,020, which is also presented in discontinued operations.

SPHERE ENTERTAINMENT CO.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Continued)
The tables below sets forth, for the periods presented, the balance sheet and the operating results of the disposal groups. Amounts presented below differ from historically reported results for the MSG Entertainment and Tao Group Hospitality business segments in order to reflect discontinued operations presentation.

	June 30, 2022
	MSGE	Tao	Total
ASSETS
Current Assets:
Cash, cash equivalents, and restricted cash	$62,573	$23,125	$85,698
Accounts receivable, net	63,804	29,521	93,325
Prepaid expenses and other current assets	107,999	20,508	128,507
Total current assets	234,376	73,154	307,530
Non-Current Assets:
Investments in nonconsolidated affiliates	350	3,157	3,507
Property and equipment, net	696,079	85,396	781,475
Right-of-use lease assets	271,154	109,194	380,348
Goodwill	42,010	1,364	43,374
Finite intangible assets, net	1,638	141,421	143,059
Indefinite-lived intangible assets	63,801	—	63,801
Other non-current assets	83,185	13,432	96,617
Total assets of the discontinued operations	$1,392,593	$427,118	$1,819,711
LIABILITIES
Current Liabilities:
Accounts payable, accrued, and other current liabilities	$252,346	$60,232	$312,578
Current portion of long-term debt	8,762	3,750	12,512
Operating lease liabilities, current	39,006	19,751	58,757
Deferred revenue	203,885	19,827	223,712
Total current liabilities (a)	503,999	103,560	607,559
Non-Current Liabilities:
Long-term debt, net of deferred financing costs	654,912	80,130	735,042
Operating lease liabilities, non-current	254,114	89,437	343,551
Deferred tax liabilities, net	19,050	—	19,050
Other non-current liabilities	52,629	1,393	54,022
Total liabilities of the discontinued operations	1,484,704	274,520	1,759,224
Net (Liabilities) Assets of the disposal group classified as discontinued operations	(92,111)	152,598	60,487
Redeemable noncontrolling interests of disposal group classified as discontinued operations	$—	$184,192	$184,192
Nonredeemable noncontrolling interests of disposal group classified as discontinued operations	$(114)	$12,277	$12,163

SPHERE ENTERTAINMENT CO.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Continued)

	Year Ended June 30, 2023
	MSGE	Tao	Eliminations (a)	Total
Revenues	$731,299	$447,929	$(1,761)	$1,177,467
Direct operating expenses	(421,440)	(263,200)	1,371	(683,269)
Selling, general, and administrative expenses	(119,032)	(151,271)	(195)	(270,498)
Depreciation and amortization	(49,423)	(23,236)	—	(72,659)
Impairment and other gains, net	4,361	473	—	4,834
Restructuring charges	(7,435)	—	—	(7,435)
Operating income	138,330	10,695	(585)	148,440
Interest income	2,880	149	—	3,029
Interest expense	(1,031)	(2,551)	—	(3,582)
Other income, net	11,456	665	—	12,121
Income from discontinued operations before income taxes	151,635	8,958	(585)	160,008
Income tax expense	(5,517)	(33,695)	—	(39,212)
Income (loss) from discontinued operations, net of taxes	146,118	(24,737)	(585)	120,796
Gain on disposal before income taxes	—	213,877	—	213,877
Income tax expense	—	(1,020)	—	(1,020)
Gain on disposal, net of taxes	—	212,857	—	212,857
Net income from discontinued operations	146,118	188,120	(585)	333,653
Less: Net income attributable to redeemable noncontrolling interests	—	3,925	—	3,925
Less: Net loss attributable to nonredeemable noncontrolling interests	(553)	(464)	—	(1,017)
Net income from discontinued operations attributable to Sphere Entertainment Co.’s stockholders	$146,671	$184,659	$(585)	$330,745

	Year Ended June 30,2022
	MSGE	Tao	Eliminations (a)	Total
Revenues	$632,612	$484,649	$(2,698)	$1,114,563
Direct operating expenses	(417,108)	(270,728)	2,077	(685,759)
Selling, general, and administrative expenses	(110,288)	(154,923)	—	(265,211)
Depreciation and amortization	(69,564)	(32,503)	—	(102,067)
Impairment and other gains, net	—	2,800	—	2,800
Restructuring charges	(1,286)	—	—	(1,286)
Operating income	34,366	29,295	(621)	63,040
Interest income	612	23	—	635
Interest expense	(25,453)	(1,702)	—	(27,155)
Other expense, net	(84,690)	(82)	—	(84,772)
(Loss) income from operations before income taxes	(75,165)	27,534	(621)	(48,252)
Income tax benefit (expense)	14,069	(18,114)	—	(4,045)
Net (loss) income	(61,096)	9,420	(621)	(52,297)
Less: Net income attributable to redeemable noncontrolling interests	—	7,739	—	7,739
Less: Net loss attributable to nonredeemable noncontrolling interests	(2,864)	(627)	—	(3,491)
Net (loss) income from discontinued operations attributable to Sphere Entertainment Co.’s stockholders	$(58,232)	$2,308	$(621)	$(56,545)

SPHERE ENTERTAINMENT CO.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Continued)

	Year Ended June 30, 2021
	MSGE	Tao	Eliminations (a)	Total
Revenues	$68,567	$99,865	$(1,729)	$166,703
Direct operating expenses	(96,073)	(70,236)	1,502	(164,807)
Selling, general, and administrative expenses	(88,383)	(47,844)	227	(136,000)
Depreciation and amortization	(71,577)	(33,816)	—	(105,393)
Impairment and other gains, net	—	—	—	—
Restructuring charges	(13,238)	—	—	(13,238)
Operating loss	(200,704)	(52,031)	—	(252,735)
Interest income	29	21	—	50
Interest expense	(204)	—	—	(204)
Other income (expense), net	50,624	(2,059)	—	48,565
Loss from operations before income taxes	(150,255)	(54,069)	—	(204,324)
Income tax benefit	31,006	2,176	—	33,182
Net loss	(119,249)	(51,893)	—	(171,142)
Less: Net loss attributable to redeemable noncontrolling interests	—	(16,269)	—	(16,269)
Less: Net loss attributable to nonredeemable noncontrolling interests	(694)	(1,405)	—	(2,099)
Net loss from discontinued operations attributable to Sphere Entertainment Co.’s stockholders	$(118,555)	$(34,219)	$—	$(152,774)
_________________
(a) Prior to the MSGE Distribution and Tao Group Hospitality Disposition, the Company’s consolidated results of operations included a number of intercompany transactions between MSG Entertainment and Tao Group Hospitality which were presented in the Company’s segment reporting disclosures. As such, these transactions are eliminated for purposes of this disclosure as they will not continue in periods subsequent to the MSGE Distribution and Tao Group Hospitality Disposition, respectively.
As permitted under ASC Subtopic 205-20-50-5b(2), the Company has elected not to adjust the consolidated statements of cash flows for the years ended June 30, 2023, 2022, and 2021 to exclude cash flows attributable to discontinued operations. The table below sets forth, for the periods presented, significant selected financial information related to discontinued activities included in the accompanying consolidated financial statements:

	Years Ended June 30
	2023		2022		2021
	MSGE	Tao(a)	MSGE	Tao	MSGE	Tao
Non-cash items included in net income (loss):
Depreciation and amortization	49,423	23,236	69,564	$32,503	71,577	$33,816
Impairments and other (gains), net	(4,361)	(214,350)	—	(2,800)	—	—
Share-based compensation expense	4,710	7,224	8,480	7,647	5,514	5,284

Cash flow from investing activities:
Capital expenditures, net	12,832	17,488	15,797	23,309	10,315	3,192

Non-cash investing activities:
Capital expenditures incurred but not yet paid	780	817	1,585	119	1,083	72
Investments and loans to nonconsolidated affiliates	—	113	—	791	—	—
Non-cash contribution received from noncontrolling interests	—	—	—	—	—	(59,763)
_________________
(a)Impairments and other (gains) losses, net is inclusive of gain on Tao Disposition.

SPHERE ENTERTAINMENT CO.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Continued)
Note 4. Revenue Recognition
For Fiscal Years 2023, 2022, and 2021, all revenue recognized in the consolidated statements of operations is considered to be revenue from contracts with customers in accordance with ASC Topic 606 — Revenue From Contracts with Customers (“ASC Topic 606”), except for revenues from sublease arrangements as disclosed below. In Fiscal Years 2023 and 2022, the Company did not have any material provisions for credit losses on receivables or contract assets arising from contracts with customers.
Sphere Segment
The Sphere Segment has yet to generate material revenue from contracts with customers during Sphere’s pre-opening period.
MSG Networks Segment
The MSG Networks segment generates revenues principally from affiliation fees charged to cable, satellite, fiber-optic and other platforms (“Distributors”) for the right to carry its networks, as well as from the sale of advertising. Advertising revenue is largely derived from the sale of inventory in MSG Networks’ live professional sports programming, and as such, a significant share of this revenue has historically been earned in the second and third fiscal quarters. Due to the COVID-19 pandemic, the NBA and NHL 2020-21 regular seasons were delayed and primarily occurred during the third and fourth quarters of Fiscal Year 2021 and affected the comparability in the second, third and the fourth fiscal quarters of Fiscal Year 2022.
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
Disaggregation of Revenue
The following table disaggregates the Company’s revenue by major source and reportable segment based upon the timing of transfer of goods or services to the customer for Fiscal Years 2023, 2022, and 2021:

	Year Ended June 30, 2023
	Sphere	MSG Networks	Total
Signage (a)	—	6,990	6,990
Media related, primarily from affiliation agreements (a)	—	558,362	558,362
Other	—	5,869	5,869
Total revenues from contracts with customers	$—	$571,221	$571,221
Revenues from subleases	2,610	—	2,610
Total revenues	$2,610	$571,221	$573,831

SPHERE ENTERTAINMENT CO.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Continued)

	Year Ended June 30, 2022
	Sphere	MSG Networks	Total
Signage (a)	—	6,470	6,470
Media related, primarily from affiliation agreements (a)	—	596,032	596,032
Other	—	5,653	5,653
Total revenues from contracts with customers	$—	$608,155	$608,155
Revenues from subleases	1,900	—	1,900
Total revenues	$1,900	$608,155	$610,055

	Year Ended June 30, 2021
	Sphere	MSG Networks	Total
Signage (a)	—	4,022	4,022
Media related, primarily from affiliation agreements (a)	—	639,470	639,470
Other	—	4,018	4,018
Total revenues	$—	$647,510	$647,510
_________________
(a) See Note 2. Summary of Significant Accounting Policies, Revenue Recognition, for further details on the pattern of recognition of signage and media related revenues.
In addition to the disaggregation of the Company’s revenue by major source based upon the timing of transfer of goods or services to the customer disclosed above, the following table disaggregates the Company’s combined revenues by type of goods or services in accordance with the required entity-wide disclosure requirements of ASC Subtopic 280-10-50-38 to 40 and the disaggregation of revenue required disclosures in accordance with ASC Subtopic 606-10-50-5 for Fiscal Years 2023, 2022, and 2021.

	Year Ended June 30, 2023
	Sphere	MSG Networks	Total (d)
Media networks revenues (a)	—	571,221	571,221
Revenues from subleases	2,610	—	2,610
Total revenues	$2,610	$571,221	$573,831

	Year Ended June 30, 2022
	Sphere	MSG Networks	Total
Media networks revenues (a)	—	608,155	608,155
Revenues from subleases	1,900	—	1,900
Total revenues	$1,900	$608,155	$610,055

	Year Ended June 30, 2021
	Sphere	MSG Networks	Total
Media networks revenues (a)	—	647,510	647,510
Total revenues	$—	$647,510	$647,510
_________________
(a)Primarily consists of affiliation fees from Distributors and, to a lesser extent, advertising revenues through the sale of commercial time and other advertising inventory during MSG Networks programming.

SPHERE ENTERTAINMENT CO.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Continued)
Contract Balances
The following table provides information about the opening and closing contract balances from the Company’s contracts with customers as of June 30, 2023, 2022, and 2021.

	As of June 30,
	2023	2022
Receivables from contracts with customers, net (a)	$115,039	$124,319
Contract assets, current (b)	314	—
Contract assets, non-current (b)	—	756
Deferred revenue, including non-current portion (c)	27,397	4,413
_________________
(a)As of June 30, 2023, 2022, and 2021, the Company’s receivables from contracts with customers above included $2,730, $992, and $260, respectively, related to various related parties. See Note 17. Related Party Transactions for further details on these related party arrangements.
(b)Contract assets primarily relate to the Company’s rights to consideration for goods or services transferred to customers, for which the Company does not have an unconditional right to bill as of the reporting date. Contract assets are transferred to accounts receivable once the Company’s right to consideration becomes unconditional.
(c)Revenue recognized for Fiscal Year 2023 relating to the deferred revenue balance as of June 30, 2022 was $4,254.
Transaction Price Allocated to the Remaining Performance Obligations
The following table depicts the estimated revenue expected to be recognized in the future related to performance obligations that are unsatisfied (or partially unsatisfied) as of June 30, 2023. This primarily relates to performance obligations under sponsorship agreements that have original expected durations longer than one year and for which the considerations are not variable. In developing the estimated revenue, the Company applies the allowable practical expedient and does not disclose information about remaining performance obligations that have original expected durations of one year or less.

Fiscal year ending June 30, 2024	$36,070
Fiscal year ending June 30, 2025	30,322
Fiscal year ending June 30, 2026	17,011
Fiscal year ending June 30, 2027	3,433
Fiscal year ending June 30, 2028	—
Thereafter	—
$86,836

Note 5. Restructuring Charges
During Fiscal Year 2023, the Company implemented a cost reduction program which resulted in the recognition of termination benefits for a workforce reduction related to certain executives and employees of the Sphere and MSG Networks segments. As a result, the Company recognized restructuring charges of $27,924 for Fiscal Year 2023, inclusive of $8,118 of share-based compensation expenses, which are recorded in Accounts payable, accrued and other current liabilities and Additional paid-in capital on the consolidated balance sheet. The Company recognized restructuring charges of $13,404 for Fiscal Year 2022, inclusive of $4,254 of share-based compensation expenses, which were also recorded in Accounts payable, accrued and other current liabilities and Additional paid-in capital on the consolidated balance sheet. For Fiscal Year 2021, the Company recorded restructuring charges of $8,061, primarily related to termination benefits provided to employees, of which all amounts had been paid as of June 30, 2022. These measures included reductions in full-time workforce in August 2020 and November 2020.

SPHERE ENTERTAINMENT CO.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Continued)
Changes to the Company’s restructuring liability through June 30, 2023 were as follows:

June 30, 2022	$—
Restructuring charges (excluding share-based compensation expense)	19,806
Payments	(4,971)
MSGE Distribution-related transfers of liabilities	(5,944)
June 30, 2023	$8,891
Note 6. Computation of earnings per-share
The following table presents a reconciliation of weighted-average shares used in the calculations of basic and diluted earnings (loss) per common share attributable to Sphere Entertainment Co.’s stockholders.

	Years Ended June 30,
	2023	2022	2021
Net income (loss) available to Sphere Entertainment Co.’s stockholders (numerator):
Net income (loss) from continuing operations for EPS	$172,027	$(137,850)	$4,623

Income (loss) from discontinued operations, net of taxes	$333,653	$(52,297)	$(171,142)
Less: Net income (loss) attributable to redeemable noncontrolling interests from discontinued operations	3,925	7,739	(16,269)
Less: Net loss attributable to nonredeemable noncontrolling interests from discontinued operations	(1,017)	(3,491)	(2,099)
Net income (loss) attributable to discontinued operations per statement of operations	330,745	(56,545)	(152,774)
Adjustment of redeemable noncontrolling interest to redemption value from discontinued operations	—	(3,173)	(8,728)
Net income (loss) attributable to discontinued operations for EPS:	$330,745	$(59,718)	$(161,502)

Weighted-average shares (denominator):
Weighted-average shares for basic EPS	34,651	34,255	34,077
Dilutive effect of shares issuable under share-based compensation plans (a)	278	—	175
Weighted-average shares for diluted EPS	34,929	34,255	34,252
Weighted-average anti-dilutive shares (a)	800	—	1,207

Basic earnings (loss) per common share
Continuing operations	$4.96	$(4.02)	$0.14
Discontinued operations	$9.55	$(1.75)	$(4.74)
Basic earnings (loss) per common share attributable to Sphere Entertainment Co.’s stockholders	$14.51	$(5.77)	$(4.60)

Diluted earnings (loss) per common share
Continuing operations	$4.93	$(4.02)	$0.13
Discontinued operations	$9.47	$(1.75)	$(4.72)
Diluted earnings (loss) per common share attributable to Sphere Entertainment Co.’s stockholders	$14.40	$(5.77)	$(4.59)
_________________
(a)For Fiscal Year 2022, all restricted stock units and stock options were excluded from the above table because the Company reported a net loss for the period presented, and therefore, their impact on reported loss per share would have been antidilutive. For Fiscal Year 2021, the Company reported income from continuing operations and as such dilutive earnings per share is presented above. See Note 14. Share-Based Compensation, for further details.

SPHERE ENTERTAINMENT CO.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Continued)
Note 7. Investments in Nonconsolidated Affiliates
The Company’s investments in nonconsolidated affiliates, which are accounted for under the equity method of accounting or as equity investments without readily determinable fair value, are included within Investments in nonconsolidated affiliates in the accompanying consolidated balance sheets and consisted of the following:

		Investment As of June 30,
	Ownership Percentage	2023	2022
Equity method investments:
SACO Technologies Inc. (“SACO”)	30%	$22,246	$31,448
Holoplot Loan (a)		20,971	—
Holoplot	25%	1,542	2,096
MSG Entertainment(b)	20%	341,039	—
Equity investments without readily determinable fair values (c)		8,721	6,753
Total investments in nonconsolidated affiliates		$394,519	$40,297
_________________
(a)In January 2023, the Company, through an indirect subsidiary, extended financing to Holoplot GmbH (“Holoplot”) in the form of a three-year convertible loan (the “Holoplot Loan”) of €18,804, equivalent to $20,484 using the applicable exchange rate at the time of the transaction. The Holoplot Loan is comprised of $7,625 cash and $12,859 of outstanding deposits paid by the Company to Holoplot in prior periods, plus accrued interest. Absent conversion, which is currently not available under the terms of the Holoplot Loan, the Holoplot Loan and interest accrued thereon are due and payable at the conclusion of the three year term.
(b)The Company elected the fair value option for its investment in MSG Entertainment. The fair value of the investment is determined based on quoted market prices on the New York Stock Exchange (“NYSE”), which are classified within Level I of the fair value hierarchy.
(c)For Fiscal Year 2023, the Company recorded an increase of $1,969 to the carrying value of its equity investments without readily determinable fair values. For Fiscal Years 2022 and 2021, the Company did not have any changes in carrying value recorded to its equity investments without readily determinable fair values.
Equity Method Investments
The Company determined that it has the ability to exert significant influence over the investee and therefore accounts for the following investments under the equity method of accounting.
SACO
In Fiscal Year 2019, the Company acquired a 30% interest in SACO, a global provider of high-performance LED video lighting and media solutions, for a total consideration of $47,244. The Company is utilizing SACO as a preferred display technology provider for Sphere in Las Vegas based upon commercial terms. The total consideration consisted of a $42,444 payment at closing and a $4,800 deferred payment, which was made in October 2018. As of the acquisition date, the carrying amount of the investment was greater than the Company’s equity interest in the underlying net assets of SACO. As such, the Company allocated the difference to amortizable intangible assets of $25,350 and is amortizing these intangible assets on a straight-line basis over the expected useful lives ranging from 6 years to 12 years as a basis adjustment to the carrying amount of the investment.
Holoplot
In Fiscal Year 2018, the Company acquired a 25% interest in Holoplot GmbH (“Holoplot”), a global leader in 3D audio technology based in Berlin, Germany.
In January 2023, the Company, through an indirect subsidiary, extended financing to Holoplot in the form of the Holoplot Loan of €18,804, equivalent to $20,484 using the applicable exchange rate at the time of the transaction. The Holoplot Loan is comprised of $7,625 cash and $12,859 of outstanding deposits paid by the Company to Holoplot in prior periods, plus accrued interest. Absent conversion, which is currently not available under the terms of the Holoplot Loan, the Holoplot Loan and interest accrued thereon are due and payable at the conclusion of the three-year term.

SPHERE ENTERTAINMENT CO.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Continued)
MSG Entertainment
The Company holds an investment in MSG Entertainment’s Class A common stock, the MSGE Retained Interest. MSG Entertainment is a related party that is listed on the NYSE under the symbol “MSGE.” See Note 1. Description of Business and Basis of Presentation, for details regarding the MSGE Retained Interest.
On June 27, 2023, the Company completed a secondary offering (the “Offering”) of 6,038 shares of MSG Entertainment Class A common stock, which included the exercise in full of the underwriters’ option to purchase additional shares, at a public offering price of $31.00 per share, less underwriting discounts and commissions ($29.76 per share). Concurrently with closing of the Offering on June 27, 2023, MSG Entertainment repurchased 840 shares of Class A common stock from us in a private transaction at the price at which the shares were sold to the public in the Offering less the underwriting discounts and commissions ($29.76 per share), pursuant to a stock purchase agreement, dated June 21, 2023, between the Company and MSG Entertainment. On August 9, 2023, the Company repaid all amounts outstanding under our delayed draw term loan with MSG Entertainment (the “DDTL Facility”) using a portion of the MSGE Retained Interest, and as a result now holds approximately 17% of the outstanding common stock of MSG Entertainment (in the form of MSG Entertainment Class A common stock), based on 49,128 total MSG Entertainment shares outstanding as of August 18, 2023. See Note 12. Credit Facilities for further discussion on the DDTL Facility.
The following table summarizes the unrealized and realized gains on the MSGE Retained Interest, which are reported in Other income (expenses), net in the accompanying consolidated statements of operations:

June 30, 2023
Unrealized gain	$341,039
Gain from shares sold	204,676
Total realized and unrealized gain	$545,715
Supplemental information on realized gain:
Shares of common stock sold	6,878
Cash proceeds from common stock sold	$204,676

Note 8. Property and Equipment, Net
As of June 30, 2023 and 2022, property and equipment, net consisted of the following:

	As of June 30,
	2023	2022
Land	$80,878	$77,471
Buildings	69,049	1,380
Equipment, furniture and fixtures	159,786	102,745
Leasehold improvements	18,491	18,490
Construction in progress (a)	3,066,785	2,020,978
Total property and equipment, gross	3,394,989	2,221,064
Less accumulated depreciation and amortization	(87,828)	(63,487)
Total property and equipment, net	$3,307,161	$2,157,577
_________________
(a) These costs primarily relate to the construction of Sphere in Las Vegas. Construction in progress includes labor and interest that are capitalized during the construction period for significant long term construction projects. For Fiscal Years 2023, 2022, and 2021, the Company capitalized interest of $70,349, $48,507, and $0 respectively.
The increase in Construction in progress is primarily associated with the development and construction of Sphere in Las Vegas. The property and equipment balances above include $236,593 and $204,894 of capital expenditure accruals (primarily related to Sphere construction) as of June 30, 2023 and 2022, respectively, which are reflected in Accounts payable, accrued and other current liabilities in the accompanying consolidated balance sheets.
Depreciation expense on property and equipment was $27,601, $16,794, $13,146, for Fiscal Years 2023, 2022, and 2021, respectively.

SPHERE ENTERTAINMENT CO.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Continued)
Note 9. Leases
The following table summarizes the ROU assets and lease liabilities recorded on the Company’s consolidated balance sheets as of June 30, 2023 and 2022:

	As of June 30,
	2023	2022
ROU assets	$84,912	$66,151
Lease liabilities:
Operating leases, current	10,127	6,553
Operating leases, non-current	110,259	84,420
Total lease liabilities	$120,386	$90,973

The following table summarizes the activity recorded within the Company’s consolidated statements of operations for Fiscal Years 2023, 2022, and 2021:

	Line Item in the Company’s Consolidated Statements of Operations	Years Ended June 30,
		2023	2022	2021
Operating lease cost	Direct operating expenses	$1,676	$1,287	$4,468
Operating lease cost	Selling, general and administrative expenses	15,925	16,977	15,969
Variable lease cost	Direct operating expenses	—	—	1,121
Variable lease cost	Selling, general and administrative expenses	1	20	18
Total lease cost		$17,602	$18,284	$21,576
The Company excluded its ground lease with a subsidiary of Las Vegas Gaming, LLC (“The Venetian”) associated with Sphere in Las Vegas from its ROU assets and lease liabilities balances as the ground lease will not have any fixed rent. If certain return objectives are achieved, The Venetian will receive 25% of the after-tax cash flow in excess of such objectives in the form of variable rent. The Venetian agreed to provide the Company with $75,000 to help fund the construction costs, including the cost of a pedestrian bridge that links Sphere to The Venetian Expo. Through June 30, 2023, The Venetian paid the Company $65,000 of this amount, and the 50-year fixed term commenced on July 14, 2023.
Supplemental cash flow information related to operating leases is as follows:

	Years Ended June 30,
	2023	2022	2021
Cash paid for amounts included in the measurement of operating lease liabilities	$12,332	$14,400	$16,603
Lease assets obtained in exchange for new lease obligations	6,435	43,834	19,182
For Fiscal Year 2022, the Company received $17,697 of tenant incentives from a landlord for capital expenditures on behalf of the Company. There were no tenant incentives received in Fiscal Years 2023 and 2021.

SPHERE ENTERTAINMENT CO.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Continued)
Maturities of operating lease liabilities are as follows:

As of June 30, 2023
Fiscal year ending June 30, 2024	$10,489
Fiscal year ending June 30, 2025	17,174
Fiscal year ending June 30, 2026	14,657
Fiscal year ending June 30, 2027	11,382
Fiscal year ending June 30, 2028	11,570
Thereafter	119,439
Total lease payments	184,711
Less imputed interest	64,325
Total lease liabilities	$120,386
The weighted average remaining lease term and weighted average discount rate for our operating leases as of June 30, 2023 and 2022 were as follows:

	As of June 30,
	2023	2022
Weighted average remaining lease term (in years)	12.1	2.2
Weighted average discount rate	5.38%	0.78%
As of June 30, 2023, the Company’s existing operating leases, which are recorded on the accompanying financial statements, have remaining lease terms ranging from 0.4 years to 18.6 years.
Lessor Arrangements
For Fiscal Years 2023, 2022, and 2021, the Company recognized revenues of $2,610, $1,900, and $0, respectively, from sublease arrangements.
Note 10. Goodwill and Intangible Assets
The carrying amounts and activity of goodwill from June 30, 2021 through June 30, 2023 were as follows:

	Sphere	MSG Networks	Total
Balance as of June 30, 2021	$32,299	$424,508	$456,807
Activity	—	—	—
Balance as of June 30, 2022	$32,299	$424,508	$456,807
Activity	—	—	—
Balance as of June 30, 2023	$32,299	$424,508	$456,807
During the first quarter of Fiscal Year 2023 and 2022, the Company performed its annual impairment tests of goodwill and determined that there were no impairments identified as of the impairment test date. The MSG Networks Segment (and reporting unit) had a negative carrying amount of net assets as of June 30, 2023 and 2022.
For periods prior to the MSGE Distribution, Sphere was included with the MSGE Entertainment business in a combined segment and reporting unit. In connection with the MSGE Distribution, the goodwill balance associated with this reporting unit was allocated between Sphere and MSG Entertainment discontinued operations based upon a relative fair value approach, resulting in $32,299 of goodwill attributed to Sphere.

SPHERE ENTERTAINMENT CO.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Continued)
The Company’s intangible assets subject to amortization, which relate to affiliate relationships, as of June 30, 2023 and 2022 were as follows:

	June 30, 2023	June 30, 2022
Gross carrying amount	$83,044	83,044
Accumulated amortization	(65,134)	(62,019)
Intangible assets, net	17,910	21,025
_________________
Amortization expense for intangible assets was $3,115, $5,768 and 3,460 for Fiscal Years 2023, 2022, and 2021, respectively.
The Company’s annual amortization expense for existing intangible assets subject to amortization for each of the succeeding five fiscal years is as follows:

	For the years ending June 30,
	2024	2025	2026	2027	2028
Estimated amortization expense	$3,115	$3,115	$3,115	$3,115	$3,115

Note 11. Commitments and Contingencies
Commitments
As of June 30, 2023, commitments of the Company in the normal course of business in excess of one year are as follows:

	Commitments
	June 30, 2024	June 30, 2025	June 30, 2026	June 30, 2027	June 30, 2028	Thereafter	Total
Sphere
Event-related commitments	$7,624	$—	$—	$—	$—	$—	$7,624
Letter of credit	868	—	—	—	—	—	868
MSG Networks
Broadcast rights	241,472	241,059	248,957	256,214	266,406	1,818,870	3,072,978
Purchase commitments	13,713	6,148	3,279	1,434	258	—	24,832
Talent commitments	5,701	2,086	512	345	354	359	9,357
Other	6,513	6,137	2,032	2,073	2,116	354	19,225
Total Commitments	$275,891	$255,430	$254,780	$260,066	$269,134	$1,819,583	$3,134,884

See Note 9. Leases for more information regarding the Company’s contractually obligated minimum lease payments for operating leases having an initial noncancelable term in excess of one year for the Company’s venues. These commitments are presented exclusive of the imputed interest used to reflect the payment’s present value.
See Note 12. Credit Facilities for more information regarding the principal repayments required under the MSG Networks Term Loan and LV Sphere Term Loan Facility.
Legal Matters
Fifteen complaints were filed in connection with the Networks Merger by purported stockholders of the Company and MSG Networks Inc.
Nine of these complaints involved allegations of materially incomplete and misleading information set forth in the joint proxy statement/prospectus filed by the Company and MSG Networks Inc. in connection with the Networks Merger. As a result of supplemental disclosures made by the Company and MSG Networks Inc. on July 1, 2021, all of the disclosure actions were voluntarily dismissed with prejudice prior to or shortly following the consummation of the Networks Merger.
Six complaints involved allegations of fiduciary breaches in connection with the negotiation and approval of the Networks Merger and have since been consolidated into two remaining litigations.

SPHERE ENTERTAINMENT CO.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Continued)
On September 10, 2021, the Court of Chancery of the State of Delaware (the “Court”) entered an order consolidating two derivative complaints filed by purported Company stockholders. The consolidated action is captioned: In re Madison Square Garden Entertainment Corp. Stockholders Litigation, C.A. No. 2021-0468-KSJM (the “MSG Entertainment Litigation”). The consolidated plaintiffs filed their Verified Consolidated Derivative Complaint on October 11, 2021. The complaint, which names the Company as only a nominal defendant, retains all of the derivative claims and alleges that the members of the board of directors and controlling stockholders violated their fiduciary duties in the course of negotiating and approving the Networks Merger. Plaintiffs seek, among other relief, an award of damages to the Company including interest, and plaintiffs’ attorneys’ fees. Pursuant to the indemnity rights in its bylaws and Delaware law, the Company has advanced the costs incurred by defendants in this action, and defendants have asserted indemnification rights in respect of any adverse judgment or settlement of the action.
On March 14, 2023, the parties to the MSG Entertainment Litigation reached an agreement in principle to settle the MSG Entertainment Litigation on the terms and conditions set forth in a binding term sheet, which was incorporated into a long-form settlement agreement (the “MSGE Settlement Agreement”) that was filed with the Court on April 20, 2023. The MSGE Settlement Agreement provides for, among other things, the final dismissal of the MSG Entertainment Litigation in exchange for a settlement payment to the Company of $85,000, subject to customary reduction for attorneys’ fees and expenses, in an amount to be determined by the Court. The settlement’s amount will be fully funded by the other defendants’ insurers. The MSGE Settlement Agreement was approved by the Court on August 14, 2023. No gain amount relating to the proposed settlement has been recorded as of June 30, 2023.
On September 27, 2021, the Court entered an order consolidating four complaints filed by purported stockholders of MSG Networks Inc. The consolidated action is captioned: In re MSG Networks Inc. Stockholder Class Action Litigation, C.A. No. 2021-0575-KSJM (the “MSG Networks Litigation”). The consolidated plaintiffs filed their Verified Consolidated Stockholder Class Action Complaint on October 29, 2021. The complaint asserts claims on behalf of a putative class of former MSG Networks Inc. stockholders against each member of the board of directors of MSG Networks Inc. and the controlling stockholders prior to the Networks Merger. Plaintiffs allege that the MSG Networks Inc. board of directors and controlling stockholders breached their fiduciary duties in negotiating and approving the Networks Merger. The Company is not named as a defendant but has been subpoenaed to produce documents and testimony related to the Networks Merger. Plaintiffs seek, among other relief, monetary damages for the putative class and plaintiffs’ attorneys’ fees. Pursuant to the indemnity rights in its bylaws and Delaware law, the Company has advanced the costs incurred by defendants in this action, and defendants have asserted indemnification rights in respect of any adverse judgment or settlement of the action.
On April 6, 2023, the parties to the MSG Networks Litigation reached an agreement in principle to settle the MSG Networks Litigation, without admitting liability, on the terms and conditions set forth in a binding term sheet, which was incorporated into a long-form settlement agreement (the “MSGN Settlement Agreement”) that was filed with the Court on May 18, 2023. The MSGN Settlement Agreement provides for, among other things, the final dismissal of the MSG Networks Litigation in exchange for a settlement payment to the plaintiffs and the class of $48,500 which has been recorded in Accounts payable, accrued and other current liabilities as of June 30, 2023. MSG Networks has a dispute with its insurers over whether and to what extent there is insurance coverage for the settlement. Unless MSG Networks Inc. and the insurers settle that insurance dispute, it is expected to be resolved in a pending Delaware insurance coverage action. In the interim, and subject to final resolution of the parties’ insurance coverage dispute, certain of MSG Networks’ insurers have agreed to advance $20,500 to fund the settlement and related class notice costs. The MSGN Settlement Agreement was approved by the Court on August 14, 2023.

The Company is a defendant in various other lawsuits. Although the outcome of these other lawsuits cannot be predicted with certainty (including the extent of available insurance, if any), management does not believe that resolution of these other lawsuits will have a material adverse effect on the Company.
Note 12. Credit Facilities
The following table summarizes the presentation of the outstanding balances under the Company’s credit agreements as of June 30, 2023 and 2022:

	June 30,
	2023	2022
Current portion
MSG Networks Term Loan	$82,500	$66,000
Total Current portion of long-term debt	$82,500	$66,000

SPHERE ENTERTAINMENT CO.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Continued)

	June 30, 2023			June 30, 2022
	Principal	Unamortized Deferred Financing Costs	Net	Principal	Unamortized Deferred Financing Costs	Net
Non-current portion
MSG Networks Term Loan	$849,750	$(1,483)	$848,267	$932,250	$(2,716)	$929,534
LV Sphere Term Loan Facility	275,000	(4,880)	270,120	—	—	—
Total Long-term debt, net of deferred financing costs	$1,124,750	$(6,363)	$1,118,387	$932,250	$(2,716)	$929,534

MSG Networks Credit Facilities
General. MSGN Holdings, L.P. (“MSGN L.P.”), MSGN Eden, LLC, an indirect subsidiary of the Company and the general partner of MSGN L.P., Regional MSGN Holdings LLC, an indirect subsidiary of the Company and the limited partner of MSGN L.P. (collectively with MSGN Eden, LLC, the “MSGN Holdings Entities”), and certain subsidiaries of MSGN L.P. have senior secured credit facilities pursuant to a credit agreement (as amended and restated on October 11, 2019, the “MSGN Credit Agreement”) consisting of: (i) an initial $1,100,000 term loan facility (the “MSGN Term Loan Facility”) and (ii) a $250,000 revolving credit facility (the “MSGN Revolving Credit Facility” and together with the MSGN Term Loan Facility, the “MSG Networks Credit Facilities”), each with a term of five years. Up to $35,000 of the MSGN Revolving Credit Facility is available for the issuance of letters of credit. As of June 30, 2023, there were no borrowings or letters of credit issued and outstanding under the MSGN Revolving Credit Facility.

Interest Rates. Borrowings under the MSGN Credit Agreement bear interest at a floating rate, which at the option of MSGN L.P. may be either (i) a base rate plus an additional rate ranging from 0.25% to 1.25% per annum (determined based on a total net leverage ratio) (the “MSGN Base Rate”), or (ii) a Eurodollar rate plus an additional rate ranging from 1.25% to 2.25% per annum (determined based on a total net leverage ratio) (the “MSGN Eurodollar Rate”). Effective July 1, 2023, the MSGN Credit Agreement was amended to replace the MSGN Eurodollar Rate with a rate based on Term SOFR. Upon a payment default in respect of principal, interest or other amounts due and payable under the MSGN Credit Agreement or related loan documents, default interest will accrue on all overdue amounts at an additional rate of 2.00% per annum. The MSGN Credit Agreement requires that MSGN L.P. pay a commitment fee ranging from 0.225% to 0.30% (determined based on a total net leverage ratio) in respect of the average daily unused commitments under the MSGN Revolving Credit Facility. MSGN L.P. will also be required to pay customary letter of credit fees, as well as fronting fees, to banks that issue letters of credit. The interest rate on the MSGN Term Loan Facility as of June 30, 2023 was 7.19%.

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

Covenants. The MSGN Credit Agreement generally requires the MSGN Holdings Entities and MSGN L.P. and its restricted subsidiaries on a consolidated basis to comply with a maximum total leverage ratio of 5.50:1.00, subject, at the option of MSGN L.P. to an upward adjustment to 6.00:1.00 during the continuance of certain events. All borrowings under the MSGN Credit Agreement are subject to the satisfaction of customary conditions, including absence of a default and accuracy of representations and warranties. In addition, the MSGN Credit Agreement requires a minimum interest coverage ratio of 2.00:1.00 for the MSGN Holdings Entities and MSGN L.P. and its restricted subsidiaries on a consolidated basis. As of June 30, 2023, the MSGN Holdings Entities and MSGN L.P. and its restricted subsidiaries on a consolidated basis were in compliance with the covenants.

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

SPHERE ENTERTAINMENT CO.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Continued)
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
Interest Rates. Borrowings under the LV Sphere Term Loan Facility bear interest at a floating rate, which at the option of MSG LV may be either (i) a base rate plus a margin of 3.375% per annum or (ii) adjusted Term SOFR (i.e., Term SOFR plus 0.10%) plus a margin of 4.375% per annum. The interest rate on the LV Sphere Term Loan Facility as of June 30, 2023 was 9.56%.
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
Covenants. The LV Sphere Term Loan Facility and related guaranty by Sphere Entertainment Group include financial covenants requiring MSG LV to maintain a specified minimum debt service coverage ratio and requiring Sphere Entertainment Group to maintain a specified minimum liquidity level. The debt service coverage ratio covenant begins testing in the fiscal quarter ending December 31, 2023 on a historical basis and, beginning with the first fiscal quarter occurring after the date on which the first ticketed performance or event open to the general public occurs at Sphere in Las Vegas, is also tested on a prospective basis. Both the historical and prospective debt service coverage ratios are set at 1.35:1. In addition, among other conditions, MSG LV is not permitted to make distributions to Sphere Entertainment Group unless the historical and prospective debt service coverage ratios are at least 1.50:1. Following the Liquidity Covenant Reduction Date (as defined below), the minimum liquidity level for Sphere Entertainment Group is set at $50,000, with $25,000 required to be held in cash or cash equivalents. Prior to the Liquidity Covenant Reduction Date, the minimum liquidity level was $100,000, with $75,000 required to be held in cash or cash equivalents, which amounts (in addition to certain cash proceeds from the sale of the MSGE Retained Interest) were required to be held in an account pledged as collateral for the LV Sphere Term Loan Facility until its release upon the Liquidity Covenant Reduction Date. The Liquidity Covenant Reduction Date occurred on August 8, 2023, once Sphere in Las Vegas was substantially completed and certain of its systems were ready to be used in live, immersive events (the “Liquidity Covenant Reduction Date”). The minimum liquidity level was tested on the closing date and is tested as of the last day of each fiscal quarter thereafter based on Sphere Entertainment Group’s unencumbered liquidity, consisting of cash and cash equivalents and available lines of credit, as of such date. Following the completion of the MSGE Distribution, the MSGE Retained Interest was pledged to secure the LV Sphere Term Loan Facility and was released as collateral upon the Liquidity Covenant Reduction Date. A portion of the value of the MSGE Retained Interest may also be counted toward the minimum liquidity level.
In addition to the covenants described above, the LV Sphere Term Loan Facility and the related guaranty and security and pledge agreements contain certain customary representations and warranties, affirmative and negative covenants and events of default. The LV Sphere Term Loan Facility contains certain restrictions on the ability of MSG LV and Sphere Entertainment Group to take certain actions as provided in (and subject to various exceptions and baskets set forth in) the LV Sphere Term Loan Facility and the related guaranty and security and pledge agreements, including the following: (i) incur additional indebtedness; (ii) until the occurrence of the Liquidity Covenant Reduction Date, create liens on Sphere in Las Vegas, the MSGE Retained Interest or the real property intended for development as Sphere in London; (iii) make investments, loans or advances in or to other persons; (iv) pay dividends and distributions (which will restrict the ability of MSG LV to make cash distributions to the Company); (v) change its lines of business; (vi) engage in certain transactions with affiliates; (vii) amend organizational documents; (viii) merge or consolidate; and (ix) make certain dispositions.

SPHERE ENTERTAINMENT CO.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Continued)
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
Delayed Draw Term Loan Facility
On April 20, 2023, the Company entered into the DDTL Facility with MSG Entertainment Holdings, LLC (“MSG Entertainment Holdings”). Pursuant to the DDTL Facility, MSG Entertainment Holdings committed to lend up to $65,000 in delayed draw term loans to the Company on an unsecured basis for a period of 18 months following the consummation of the MSGE Distribution. As of June 30, 2023, the Company had not drawn upon the DDTL Facility.
Borrowings under the DDTL Facility bear interest at a variable rate equal to either, at the option of the Company, (a) a base rate plus an applicable margin, or (b) Term SOFR plus 0.10%, plus an applicable margin. The applicable margin equals the applicable margin under the National Properties Credit Facilities, plus 1.00% per annum.
Subject to customary borrowing conditions, the DDTL Facility is drawable in up to six separate borrowings of $5 million or more. The DDTL Facility is prepayable at any time without penalty and amounts repaid on the DDTL Facility may not be reborrowed. If drawn, the Company has the option to make any payments of principal, interest or fees under the DDTL Facility either in cash or by delivering to MSG Entertainment Holdings shares of MSG Entertainment Class A common stock. If the Company elects to make any payment in the form of MSG Entertainment Class A common stock, the amount of such payment would be calculated based on the dollar volume-weighted average trading price for MSG Entertainment Class A common stock for the twenty trading days ending on the day on which the Company made such election. The Company shall only be permitted to use the proceeds of the DDTL Facility (i) for funding costs associated with the Sphere initiative and (ii) in connection with refinancing of the indebtedness under MSG Networks Credit Facilities.
The DDTL Facility contains certain representations and warranties and affirmative and negative covenants, including, among others, financial reporting, notices of material events, and limitations on asset dispositions restricted payments, and affiliate transactions.
On July 14, 2023, the Company borrowed the full $65,000 amount available under the DDTL Facility and subsequently, on August 9, 2023, repaid all amounts outstanding under the DDTL Facility (including accrued interest and commitment fees) using a portion of the MSGE Retained Interest.
Debt Maturities
Maturities for the outstanding long term debt balances as of June 30, 2023 were as follows:

	MSG Networks Credit Facilities	LV Sphere Term Loan Facility	Total
Fiscal year ending June 30, 2024	$82,500	$—	$82,500
Fiscal year ending June 30, 2025	849,750	—	849,750
Fiscal year ending June 30, 2026	—	—	—
Fiscal year ending June 30, 2027	—	—	—
Fiscal year ending June 30, 2028	—	275,000	275,000
Thereafter	—	—	—
Total Long-term debt	$932,250	$275,000	$1,207,250

SPHERE ENTERTAINMENT CO.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Continued)
Interest payments and loan principal repayments made by the Company under the credit agreements for Fiscal Years 2023, 2022, and 2021 were as follows:

	Interest Payments			Loan Principal Repayments
	Years Ended June 30,			Years Ended June 30,
	2023	2022	2021	2023	2022	2021
MSG Networks Credit Facilities	$58,311	$19,173	$18,559	$66,000	$49,500	$38,500
LV Sphere Term Loan Facility	12,825	—	—	—	—	—
Total Payments	$71,136	$19,173	$18,559	$66,000	$49,500	$38,500
The carrying value and fair value of the Company’s financial instruments reported in the accompanying consolidated balance sheets as of June 30, 2023 and 2022 were as follows:

	June 30, 2023		June 30, 2022
	Carrying Value (a)	Fair Value	Carrying Value (a)	Fair Value
Liabilities:
MSG Networks Credit Facilities	$932,250	$927,589	$998,250	$958,320
LV Sphere Term Loan Facility	275,000	272,250	—	—
Total Long-term debt	$1,207,250	$1,199,839	$998,250	$958,320
_________________
(a)The total carrying value of the Company’s financial instruments as of June 30, 2023 and 2022 is equal to the current and non-current principal payments for the Company’s credit agreements excluding unamortized deferred financing costs of $6,363 and $2,716, respectively.
The Company’s long-term debt is classified within Level II of the fair value hierarchy as it is valued using quoted indices of similar instruments for which the inputs are readily observable.
Note 13. Pension Plans and Other Postretirement Benefit Plan
Defined Benefit Pension Plans and Postretirement Benefit Plan
Prior to the MSGE Distribution, the Company sponsored (i) a non-contributory, qualified cash balance retirement plan covering its non-union employees (the “Cash Balance Plan”), (ii) an unfunded non-contributory, non-qualified excess cash balance plan covering certain employees who participate in the underlying qualified plan (the “MSGE Excess Cash Balance Plan”), (iii) an unfunded non-contributory, non-qualified excess balance plan covering certain employees who participate in the underlying qualified plan (the “Networks Excess Cash Balance Plan”), (iv) an unfunded non-contributory, non-qualified benefit pension plan for the benefit of certain employees who participated in a frozen non-contributory qualified defined benefit plan, which became part of the Cash Balance Plan on March 1, 2011 (the “MSGE Excess Retirement Plan”), (v) an unfunded non-contributory, non-qualified benefit pension plan for the benefit of certain employees who participated in a frozen non-contributory qualified defined benefit plan, which became part of the Cash Balance Plan on March 1, 2022 (the “Networks Excess Retirement Plan”), (vi) a non-contributory, qualified defined benefit pension plan covering certain of the Company’s union employees (the “Union Plan”), and (vii) a non-contributory, qualified defined benefit pension plan covering certain of its union employees (the “Networks 1212 Plan”).
The Cash Balance Plan was amended to freeze participation and future benefit accruals. Therefore, since December 31, 2015, no new participants have been able to participate in the Cash Balance Plan and the Excess Cash Balance Plan and no further annual pay credits will be made for any future year. Existing account balances under the Cash Balance Plan and the Excess Cash Balance Plan will continue to be credited with monthly interest in accordance with the terms of the plans. As of December 31, 2007, the MSGE Excess Retirement Plan was amended to freeze all benefits earned through December 31, 2007, and to eliminate the ability of participants to earn benefits for future service under the MSGE Excess Retirement Plan.
The sponsorship of the Cash Balance Plan, the MSGE Excess Cash Balance Plan, the MSGE Excess Retirement Plan and the Union Plan was transferred from the Company to MSG Entertainment in connection with the MSGE Distribution. In addition, certain assets, if any, and liabilities associated with the Cash Balance Plan, the MSGE Excess Cash Balance Plan, the MSGE Excess Retirement plan and the Union Plan were also transferred from the Company to MSG Entertainment in connection with the MSGE Distribution.

SPHERE ENTERTAINMENT CO.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Continued)
After the MSGE Distribution, the Company continues to sponsor the Networks 1212 Plan, Networks Excess Cash Balance Plan, and the Networks Excess Retirement Plan (together, the “Networks Plans”). In connection with the MSGE Distribution, the Company established an unfunded non-contributory, non-qualified frozen excess cash balance plan covering certain employees who participated in the Cash Balance Plan (the “Sphere Excess Plan”). The Networks Plans and Sphere Excess Plans are collectively referred to as the “Pension Plans.”
Prior to the MSGE Distribution, the Company sponsored two contributory welfare plans which provided certain postretirement healthcare benefits to certain employees hired prior to January 1, 2001. The sponsorship of the postretirement plan covering Networks employees was retained by the Company (the “Postretirement Plan”) while the postretirement plan covering MSGE employees was transferred to MSG Entertainment in connection with MSGE Distribution. In addition, the liabilities associated with the postretirement plan for MSGE employees were transferred from the Company to MSG Entertainment in connection with the MSGE Distribution.
The following table summarizes the projected benefit obligations, assets, funded status and the amounts recorded on the Company’s consolidated balance sheets as of June 30, 2023 and 2022, associated with the pension plans and Postretirement Plan based upon actuarial valuations as of those measurement dates.

	Pension Plans		Postretirement Plan
	June 30,		June 30,
	2023	2022	2023	2022
Change in benefit obligation:
Benefit obligation at beginning of period	$39,683	$49,110	$1,598	$1,795
Service cost	245	371	20	27
Interest cost	1,755	1,048	68	31
Actuarial loss (gain) (a)	(1,485)	(8,771)	292	(244)
Benefits paid	(2,153)	(2,075)	(179)	(11)
Acquisitions	141	—	—	—
Plan settlements paid	(50)	—	—	—
Benefit obligation at end of period	38,136	39,683	1,799	1,598
Change in plan assets:
Fair value of plan assets at beginning of period	18,756	24,231	—	—
Actual return on plan assets	(312)	(4,592)	—	—
Employer contributions	500	—	—	—
Benefits paid	(968)	(883)	—	—
Fair value of plan assets at end of period	17,976	18,756	—	—
Funded status at end of period	$(20,160)	$(20,927)	$(1,799)	$(1,598)
_____________________
(a)In Fiscal Year 2023 and Fiscal Year 2022, the actuarial gains on the benefit obligations were primarily due to a net increase in discount and interest crediting rates..
Amounts recognized in the consolidated balance sheets as of June 30, 2023 and 2022 consist of:

	Pension Plans		Postretirement Plan
	June 30,		June 30,
	2023	2022	2023	2022
Current liabilities (included in Accounts payable, accrued, and other current liabilities)	$(1,355)	$(1,270)	$(157)	$(133)
Non-current liabilities (included in Other non-current liabilities)	(18,805)	(19,657)	(1,642)	(1,465)
	$(20,160)	$(20,927)	$(1,799)	$(1,598)

SPHERE ENTERTAINMENT CO.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Continued)
Accumulated other comprehensive loss, before income tax, as of June 30, 2023 and 2022 consists of the following amounts that have not yet been recognized in net periodic benefit cost:

	Pension Plans		Postretirement Plan
	June 30,		June 30,
	2023	2022	2023	2022
Actuarial gain (loss)	$(7,249)	$(7,883)	$203	$563

The following table presents components of net periodic benefit cost for the pension plans and Postretirement Plan included in the accompanying consolidated statements of operations for Fiscal Years 2023, 2022, and 2021. Service cost is recognized in Direct operating expenses and Selling, general and administrative expenses. All other components of net periodic benefit cost are reported in Other income (expense), net.

	Pension Plans			Postretirement Plan
	Years Ended June 30,			Years Ended June 30,
	2023	2022	2021	2023	2022	2021
Service cost	$245	$371	$404	$20	$27	$34
Interest cost	1,755	1,048	1,027	68	31	33
Expected return on plan assets	(853)	(858)	(740)	—	—	—
Recognized actuarial loss (gain)	358	585	506	(69)	(27)	—
Settlement gain	(12)	—	—	—	—	—
Net periodic benefit cost	$1,493	$1,146	$1,197	$19	$31	$67

Other pre-tax changes in plan assets and benefit obligations recognized in other comprehensive income (loss) for Fiscal Years 2023, 2022, and 2021 are as follows:

	Pension Plans			Postretirement Plan
	Years Ended June 30,			Years Ended June 30,
	2023	2022	2021	2023	2022	2021
Actuarial gain (loss), net	$288	$3,318	$(709)	$(292)	$243	$305
Recognized actuarial loss (gain)	358	585	506	(69)	(27)	—
Settlement gain	(12)	—	—	—	—	—
Total recognized in other comprehensive income (loss)	$634	$3,903	$(203)	$(361)	$216	$305

Funded Status
The accumulated benefit obligation for the pension plans aggregated to $37,842 and $39,355 at June 30, 2023 and 2022, respectively. As of June 30, 2023 and 2022, each of the pension plans had accumulated benefit obligations and projected benefit obligations in excess of plan assets.

SPHERE ENTERTAINMENT CO.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Continued)
Pension Plans and Postretirement Plan Assumptions
Weighted-average assumptions used to determine benefit obligations (made at the end of the period) as of June 30, 2023 and 2022 are as follows:

	Pension Plans		Postretirement Plan
	June 30,		June 30,
	2023	2022	2023	2022
Discount rate	5.34%	4.82%	5.41%	4.66%
Rate of compensation increase	3.00%	3.00%	n/a	n/a
Interest crediting rate	3.77%	2.76%	n/a	n/a
Healthcare cost trend rate assumed for next year	n/a	n/a	7.00%	6.00%
Rate to which the cost trend rate is assumed to decline (the ultimate trend rate)	n/a	n/a	5.00%	5.00%
Year that the rate reaches the ultimate trend rate	n/a	n/a	2032	2027

Weighted-average assumptions used to determine net periodic benefit cost (made at the beginning of the period) for Fiscal Years 2023, 2022, and 2021 are as follows:

	Pension Plans			Postretirement Plan
	Years Ended June 30,			Years Ended June 30,
	2023	2022	2021	2023	2022	2021
Discount rate - projected benefit obligation	4.81%	1.36%	2.69%	4.66%	2.25%	2.16%
Discount rate - service cost	5.06%	3.13%	3.05%	4.89%	2.62%	2.46%
Discount rate - interest cost	4.55%	2.18%	2.10%	4.38%	1.75%	1.73%
Expected long-term return on plan assets	5.00%	3.96%	3.31%	n/a	n/a	n/a
Rate of compensation increase	3.00%	3.00%	3.00%	n/a	n/a	n/a
Interest crediting rate	3.77%	2.76%	1.37%	n/a	n/a	n/a
Healthcare cost trend rate assumed for next year	n/a	n/a	n/a	6.00%	6.25%	6.50%
Rate to which the cost trend rate is assumed to decline (the ultimate trend rate)	n/a	n/a	n/a	5.00%	5.00%	5.00%
Year that the rate reaches the ultimate trend rate	n/a	n/a	n/a	2027	2027	2027
The discount rates were determined (based on the expected duration of the benefit payments for the plans) from the Willis Towers Watson U.S. Rate Link: 40-90 Discount Rate Model as of June 30, 2023 and 2022 to select a rate at which the Company believed the plans’ benefits could be effectively settled. This model was developed by examining the yields on selected highly rated corporate bonds. The expected long-term return on plan assets is based on a periodic review and modeling of the plans’ asset allocation structures over a long-term horizon. Expectations of returns for each asset class are the most important of the assumptions used in the review and modeling and are based on comprehensive reviews of historical data, forward-looking economic outlook, and economic/financial market theory. The expected long-term rate of return was selected from within the reasonable range of rates determined by (i) historical returns for the asset classes covered by the investment policy and (ii) projections of returns over the long-term period during which benefits are payable to plan participants.

SPHERE ENTERTAINMENT CO.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Continued)
Plan Assets and Investment Policy
The weighted-average asset allocation of the pension plans assets at June 30, 2023 and 2022 was as follows:

	As of June 30,
Asset Classes (a):	2023	2022
Fixed income securities	75%	99%
Cash equivalents	25%	1%
	100%	100%
_____________________
(a)The Company’s target allocation for the assets of the Networks 1212 Plan is 100% fixed income securities as of June 30, 2023.
Investment allocation decisions have been made by the Company’s Investment and Benefits Committee. The Investment and Benefits Committee utilizes the services of an investment manager to actively manage the assets of the pension plans. The Company has established asset allocation targets and investment policies and guidelines with the investment manager. The investment manager takes into account expected long-term risks, returns, correlation, and other prudent investment assumptions when recommending asset classes and investment managers to the Company’s Investment and Benefits Committee. The investment manager also considers each applicable Pension Plans’ liabilities when making investment allocation recommendations. The majority of the Pension Plans’ assets are invested in fixed income securities.
Investments at Estimated Fair Value
The cumulative fair values of the individual plan assets at June 30, 2023 and 2022 by asset class are as follows:

	Fair Value Hierarchy	As of June 30,
		2023	2022
Fixed income securities:
Money market fund (a)	I	$4,533	$218
Common collective trust (b)	II	13,443	18,538
Total investments measured at fair value		$17,976	$18,756
_____________________
(a)Money market funds are classified within Level I of the fair value hierarchy as they are valued using observable inputs that reflect quoted prices for identical assets in active markets.
(b)Common collective trust (CCT) is a non-exchange traded fund, classified within Level II of the fair value hierarchy at its net asset value (NAV) as reported by the Trustee. The NAV is based on the fair value of the underlying investments held by the fund which are based on quoted market prices less its liabilities. The CCT publish daily NAV and use such value as the basis for current transactions.
Contributions for Qualified Defined Benefit Pension Plans
During Fiscal Year 2023, the Company contributed $500 to the Networks 1212 Plan. The Company expects to contribute $500 to the Networks 1212 Plan in Fiscal Year 2024.
Estimated Future Benefit Payments
The following table presents estimated future fiscal year benefit payments for the Pension Plans and Postretirement Plan:

	Pension Plans	Postretirement Plan
Fiscal year ending June 30, 2024	$2,605	$162
Fiscal year ending June 30, 2025	$2,734	$196
Fiscal year ending June 30, 2026	$2,943	$190
Fiscal year ending June 30, 2027	$3,018	$203
Fiscal year ending June 30, 2028	$2,970	$197
Fiscal years ending June 30, 2029 – 2033	$15,140	$965

SPHERE ENTERTAINMENT CO.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Continued)
Defined Contribution Plan
The Company sponsors the MSGN Holdings, L.P. Excess Savings Plan and the Sphere Entertainment Excess Savings Plan. The Company also participates in the Madison Square Garden 401(k) Savings Plan (the “401(k) Plan”). For Fiscal Years 2023, 2022, and 2021, expenses related to the Savings Plans that are included in the accompanying consolidated statements of operations were $7,421, $5,778 and $3,369, respectively.
Multiemployer Plans
The Company contributes to a number of multiemployer defined benefit pension plans, multiemployer defined contribution plans, and multiemployer health and welfare plans that provide benefits to retired union-represented employees under the terms of collective bargaining agreements (“CBAs”).
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
The Company was not listed in any of the multiemployer plans’ 5500’s as providing more than 5% of the total contributions . There were no multiemployer defined benefit pension plans, to which the company contributes, that were in a redzone (which are plans that are generally less than 65% funded) for the most recent Pension Protection Act zone status available as of June 30,2023.
The Company contributed $677, $389 and $299 for Fiscal Years 2023, 2022, and 2021, respectively, for multiemployer defined benefit pension plans.
Multiemployer Defined Contribution Plans
The Company contributed $142, $152 and $106 for Fiscal Years 2023, 2022, and 2021, respectively, to multiemployer defined contribution plans.
Executive Deferred Compensation Plan
The Company sponsors the Sphere Entertainment Corp. Executive Deferred Compensation Plan (the “Deferred Compensation Plan”), for the purpose of permitting a select group of highly-compensated employees to defer the employee’s annual base salary and bonus into the Deferred Compensation Plan with returns on such deferrals tracking the performance of certain investments. Following the MSGE Distribution accounts attributable to the Company’s current employees were transferred from a deferred compensation plan sponsored by MSG Entertainment to the Deferred Compensation Plan. Amounts deferred and invested by employees under the Deferred Compensation Plan are placed in an irrevocable trust established by the Company and all assets of the trust are subject to the creditors of the Company in the event of insolvency. In accordance with ASC Topic 710, Compensation – General (“ASC Topic 710”), the assets of the trust are consolidated with the accounts of the Company and are recognized in the Company’s consolidated balance sheet.
In accordance with ASC Topic 710, the Company remeasures the deferred compensation liability, with a charge (or credit) to compensation cost in the Company’s consolidated statements of operations, to reflect changes in the fair value of the assets owed to the participants of the Deferred Compensation Plan. The Company remeasures the fair value of the assets held in trust in accordance with ASC Topic 321, Investments – Equity Securities, and recognizes unrealized gains and losses in Other income (expense), net in the Company’s consolidated statements of operations. The Company recorded compensation expense (compensation cost credits) of $83, for the year ended June 30, 2023, within Selling, general and administrative expenses to reflect the remeasurement of the Deferred

SPHERE ENTERTAINMENT CO.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Continued)
Compensation Plan liability. In addition, the Company recorded gains/(losses) of $83, for the year ended June 30, 2023 within Other income (expense), net to reflect the remeasurement of the fair value of assets under the Deferred Compensation Plan.
Amounts recognized in the consolidated balance sheets as of June 30, 2023 related to the Deferred Compensation Plan consist of:

June 30, 2023
Non-current assets (included in Other non-current assets)	$1,087
Non-current liabilities (included in Other non-current liabilities)	$(1,087)
Note 14. Share-based Compensation
Share-based Compensation Expense
The Company has three share-based compensation plans: the 2020 Employee Stock Plan (as amended, the “Employee Stock Plan”), the 2020 Stock Plan for Non-Employee Directors (as amended, the “Non-Employee Director Plan”) and the MSG Networks Inc. 2010 Employee Stock Plan (as amended, the “MSG Networks Employee Stock Plan”).
Share-based compensation expense is generally recognized straight-line over the vesting term of the award, which typically provides for three-year cliff or graded vesting subject to continued employment. For awards that provide for graded vesting and are subject to performance conditions, in addition to continued employment, the Company uses the graded-vesting method to recognize share-based compensation expense.
In connection with the MSGE Distribution, pursuant to the terms of the incentive plans and applicable award agreements, (i) each holder of an employee restricted stock unit (“RSU”) and performance stock unit (“PSU”) received one MSG Entertainment RSU or PSU in respect of every one Company RSU or PSU owned on the Record Date and continues to be entitled to one share of the Company’s Class A Common Stock for each Company RSU or PSU in accordance with the existing award agreement, (ii) one share of MSG Entertainment Class A Common Stock was issued under the MSG Entertainment Non-Employee Director Plan in respect of every one RSU outstanding under the Company’s 2020 Stock Plan for Non-Employee Directors, which remain outstanding and continue to be entitled to a share of the Company’s Class A Common Stock in accordance with the existing award agreement, and (iii) each option to purchase the Company’s Class A Common Stock became two options: one option to acquire MSG Entertainment Class A Common Stock and one option to acquire the Company’s Class A Common Stock. The existing exercise price was allocated between the Company’s options and the new MSG Entertainment options based upon the weighted average price of each of our Class A Common Stock and MSG Entertainment Class A Common Stock over the ten trading days immediately following the MSGE Distribution as reported by Bloomberg, and the underlying share amount was consistent with the one-to-one distribution ratio in the MSGE Distribution. Other than the split of the options and the allocation of the existing exercise price, there were no additional adjustments to existing options in connection with the MSGE Distribution.
The Company’s RSUs/PSUs and/or stock options held by individuals who are solely employees of MSG Sports or MSG Entertainment are not expensed by the Company; however, such RSUs/PSUs and/or stock options do have a dilutive effect on earnings (loss) per share available to the Company’s common stockholders.
The following table summarizes the Company’s share-based compensation expense for Fiscal Years 2023, 2022, and 2021:

	Fiscal Year Ended
	June 30,
	2023	2022	2021
Share-based compensation expense (a)	$42,607	$56,760	$59,786
_________________
(a)Share-based compensation excludes costs that have been capitalized of $3,642, $2,979 and $5,476 for Fiscal Years 2023, 2022, and 2021, respectively. For Fiscal Years 2023, 2022, and 2021, share-based compensation also excludes costs of $8,118, $4,254, and nil, respectively, that have been reclassified to Restructuring charges in the consolidated statements of operations, as detailed in Note 5, Restructuring Charges.

SPHERE ENTERTAINMENT CO.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Continued)
RSU and PSU Award Activity
The following table summarizes activity related to the Company’s RSUs and PSUs, held by the Company, MSG Sports and MSG Entertainment employees for Fiscal Year 2023:

	Number of		Weighted-Average Grant-date Fair Value (a)
	RSUs	PSUs
Unvested award balance as of June 30, 2022	1,072	845	$75.70
Granted	833	593	$50.81
Vested (b)	(696)	(170)	$72.32
Forfeited	(69)	(89)	$63.82
Unvested award balance as of June 30, 2023	1,140	1,179	$63.74
_________________
(a) Weighted-average grant-date fair value as of June 30, 2022 and for activity prior to MSGE Distribution Date does not reflect any adjustment associated with the MSGE Distribution. See Note 1. Description of Business for further detail for the MSGE Distribution.
(b) The fair value of RSUs and PSUs that vested and were distributed during Fiscal Year 2023 was $42,467. Upon delivery, RSUs and PSUs granted under the Employee Stock Plan and the MSG Networks Employee Stock Plan were net share-settled to cover the required statutory tax withholding obligations. To fulfill the employees’ statutory minimum tax withholding obligations for the applicable income and other employment taxes, 354 awards, with an aggregate value of $17,477 were retained by the Company during Fiscal Year 2023, 6 of these awards, with an aggregate value of $305, were related to MSG Sports employees.

As of June 30, 2023, there was $32,195 of unrecognized compensation cost related to unvested RSUs and PSUs held by the Company’s employees. The cost is expected to be recognized over a weighted-average period of approximately 2 years. Additionally, there was no unrecognized compensation cost related to unvested stock options held by the Company’s employees.

The following table summarizes additional information about RSUs and PSUs:

	Years Ended June 30,
	2023	2022	2021 (a)
Weighted average grant date fair value per share of awards granted	$50.81	$79.34	$69.66
Fair value of awards vested	$42,467	$39,530	$27,077
_____________________
(a)     Includes the MSG Networks Inc. share conversion of 0.172 RSUs for the Company’s Class A Common Stock as mentioned below in the “Treatment After Merger with MSG Networks Inc.” section of the footnote. Intrinsic value for awards vested is based on the market value of the date of release.

SPHERE ENTERTAINMENT CO.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Continued)
Stock Options Award Activity
Compensation expense for the Company’s existing stock options is determined based on the grant date fair value of the award calculated using the Black-Scholes options-pricing model. Stock options generally vest over a three year service period and expire 7.5 to 10 years from the date of grant.

The following table summarizes activity related to the Company’s stock options for Fiscal Year 2023:

	Number of Time Vesting Options	Weighted-Average Exercise Price Per Share (a)	Weighted-Average Remaining Contractual Term (In Years)	Aggregate Intrinsic Value

Balance as of June 30, 2022	724	$103.88
Options granted in Fiscal Year 2023	—	$—
Balance as of June 30, 2023	724	$48.03	2.47	$—
Exercisable as of June 30, 2023	724	$48.03	2.47	$—
_________________
(a) Weighted-average exercise price per share as of June 30, 2022 and for activity prior to MSGE Distribution Date does not reflect any adjustment associated with the MSGE Distribution. See Note 1. Description of Business for further detail for the MSGE Distribution.

Effective as of the 2020 Entertainment Distribution, the Company adopted two share-based compensation plans: the 2020 Employee Stock Plan (the “Employee Stock Plan”) and the 2020 Stock Plan for Non-Employee Directors (the “Non-Employee Director Plan”).
Under the Employee Stock Plan, the Company is authorized to grant incentive stock options, non-qualified stock options, restricted shares, RSUs, stock appreciation rights and other equity-based awards. The Company may grant awards for up to 4,500 shares of Class A Common Stock (subject to certain adjustments). Options and stock appreciation rights under the Employee Stock Plan must be granted with an exercise price of not less than the fair market value of a share of Class A Common Stock on the date of grant and must expire no later than 10 years from the date of grant (or up to one additional year in the case of the death of a holder). The terms and conditions of awards granted under the Employee Stock Plan, including vesting and exercisability, were determined by the Compensation Committee of the Board of Directors (“Compensation Committee”) and included terms or conditions based upon performance criteria. RSUs that were awarded by the Company to its employees will settle in shares of Class A Common Stock (either from treasury or with newly issued shares), or, at the option of the Compensation Committee, in cash.
Under the Non-Employee Director Plan, the Company is authorized to grant non-qualified stock options, RSUs, restricted shares, stock appreciation rights and other equity-based awards. The Company may grant awards for up to 250 shares of Class A Common Stock (subject to certain adjustments). Options under the Non-Employee Director Plan must be granted with an exercise price of not less than the fair market value of a share of Class A Common Stock on the date of grant and must expire no later than 10 years from the date of grant (or up to one additional year in the case of the death of a holder). The terms and conditions of awards granted under the Non-Employee Director Plan, including vesting and exercisability, were determined by the Compensation Committee. Unless otherwise provided in an applicable award agreement, options granted under this plan will be fully vested and exercisable upon the date of grant. Unless otherwise provided in an applicable award agreement, RSUs granted under this plan will be fully vested upon the date of grant and will settle in shares of Class A Common Stock (either from treasury or with newly issued shares), or, at the option of the Compensation Committee, in cash, on the first business day after ninety days from the date the director incurs a separation from service or, if earlier, upon the director’s death.
Treatment After the Merger with MSG Networks Inc.
Prior to the Networks Merger, share-based compensation awards were granted by MSG Networks Inc. under the MSG Networks Inc. 2010 Employee Stock Plan, as amended, (the “MSG Networks Employee Stock Plan”) and the MSG Networks Inc. 2010 Stock Plan for Non-Employee Directors (together with the MSG Networks Employee Stock Plan, the “MSGN Equity Incentive Plans”). Upon exercise of stock options or vesting of time-based RSUs and performance condition based RSUs, collectively referred to as RSUs, under MSGN Equity Incentive Plans, shares were either issued from MSG Networks Inc.’s unissued reserved stock or from treasury stock.

SPHERE ENTERTAINMENT CO.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Continued)
At the effective time of the Networks Merger, each RSU for MSG Networks Inc.’s common stock was converted into 0.172 RSUs for Class A Common Stock and each outstanding stock option for MSG Networks Inc.’s common stock was converted into 0.172 options for Class A Common Stock. The exercise price of stock options was adjusted by dividing the exercise price of MSG Networks Inc.’s stock options by 0.172 (rounded to the nearest whole cent). All outstanding performance-based vesting RSU or stock option awards for which the performance period had not been completed were converted into time-based (non-performance based) vesting RSUs or stock option awards, respectively, based on the 100% target number of shares included in the terms of the original award (“Performance Award Conversion”). This conversion did not result in a modification of the existing awards for accounting purposes.
In connection with the closing of the Networks Merger, we assumed the MSG Networks Employee Stock Plan and may grant awards covering shares of Class A Common Stock under that plan to certain employees of the Company (non-overlap MSG Networks Inc. employees at the time of the Networks Merger).
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
Note 15. Equity
Stock Repurchase Program
On March 31, 2020, the Company’s Board of Directors authorized the repurchase of up to $350,000 of the Company’s Class A Common Stock. The program was re-authorized by the Company’s Board of Directors on March 29, 2023. Under the authorization, shares of Class A Common Stock may be purchased from time to time in accordance with applicable insider trading and other securities laws and regulations. The timing and amount of purchases will depend on market conditions and other factors. The Company has not engaged in any share repurchase activities under its share repurchase program to date.
Accumulated Other Comprehensive Loss
The following table details the components of accumulated other comprehensive loss:

	Pension Plans and Postretirement Plan	Cumulative Translation Adjustments	Accumulated Other Comprehensive Loss
Balance as of June 30, 2022	$(40,287)	$(8,068)	$(48,355)
Other comprehensive income (loss):
Other comprehensive income before reclassifications	—	6,656	6,656
Amounts reclassified from accumulated other comprehensive loss (a)	1,755	—	1,755
Income tax expense	(323)	(1,212)	(1,535)
Other comprehensive income, total	1,432	5,444	6,876
Disposition of Tao Group Hospitality	—	2,824	2,824
Distribution of MSG Entertainment	33,717	—	33,717
Balance as of June 30, 2023	$(5,138)	$200	$(4,938)

SPHERE ENTERTAINMENT CO.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Continued)

	Pension Plans and Postretirement Plan	Cumulative Translation Adjustments	Accumulated Other Comprehensive Loss
Balance as of June 30, 2021	$(45,425)	$15,153	$(30,272)
Other comprehensive income (loss):
Other comprehensive loss before reclassifications	—	(25,034)	(25,034)
Amounts reclassified from accumulated other comprehensive loss (a)	2,734	—	2,734
Income tax benefit	2,404	1,813	4,217
Other comprehensive income (loss), total	5,138	(23,221)	(18,083)
Balance as of June 30, 2022	$(40,287)	$(8,068)	$(48,355)

	Pension Plans and Postretirement Plan	Cumulative Translation Adjustments	Accumulated Other Comprehensive Loss
Balance as of June 30, 2020	$(40,248)	$(10,225)	$(50,473)
Other comprehensive income (loss):
Other comprehensive (loss) income before reclassifications	(404)	27,688	27,284
Amounts reclassified from accumulated other comprehensive loss (a)	(2,445)	—	(2,445)
Income tax expense	(2,328)	(2,310)	(4,638)
Other comprehensive (loss) income, total	(5,177)	25,378	20,201
Balance as of June 30, 2021	$(45,425)	$15,153	$(30,272)
________________
(a)Amounts reclassified from accumulated other comprehensive loss represent curtailments, settlement losses recognized, the amortization of net actuarial gain (loss) and net unrecognized prior service credit included in net periodic benefit cost, which is reflected under Other income (expense), net in the accompanying consolidated statements of operations (see Note 13. Pension Plans and Other Postretirement Benefit Plan).
Note 16. Income Taxes
Income tax expense (benefit) attributable to continuing operations is comprised of the following components:

	Years Ended June 30,
	2023	2022	2021
Current expense (benefit):
Federal	$(1,389)	$(1,555)	$(19,310)
State and other	4,672	(9,927)	(10,378)
	3,283	(11,482)	(29,688)
Deferred expense (benefit):
Federal	59,253	(17,665)	35,564
State and other	40,867	(683)	33,031
	100,120	(18,348)	68,595
Income tax expense (benefit)	$103,403	$(29,830)	$38,907

SPHERE ENTERTAINMENT CO.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Continued)
The income tax expense (benefit) attributable to continuing operations differs from the amount derived by applying the statutory federal rate to pre-tax income (loss) principally due to the effect of the following items:

	Years Ended June 30,
	2023	2022	2021
Federal tax expense (benefit) at statutory federal rate	57,840	(35,213)	$9,142
State income taxes, net of federal benefit	35,656	(3,970)	9,222
Change in the estimated applicable tax rate used to determine deferred taxes	1,286	(1,732)	5,332
Change in valuation allowance	(2,053)	(2,200)	4,863
Nondeductible officers’ compensation	4,814	12,759	9,646
Nondeductible expenses	291	172	139
Excess tax benefit related to share-based payment awards	4,678	320	962
Other	891	34	(399)
Income tax expense (benefit)	$103,403	$(29,830)	$38,907
The tax effects of temporary differences which give rise to significant portions of the deferred tax assets and liabilities at June 30, 2023 and 2022 are as follows:

	June 30,
	2023	2022
Deferred tax asset:
Net operating loss (“NOL”) carryforwards	$26,684	$172,595
Tax credit carryforwards	—	2,682
Accrued employee benefits	27,349	14,335
Restricted stock units and stock options	9,231	11,931
Right-of-use lease assets and lease liabilities, net	11,040	7,250
Investments	—	26,946
Accrued litigation	14,991	—
Other	3,694	2,251
Total deferred tax assets	$92,989	$237,990
Less valuation allowance	(30)	(2,923)
Net deferred tax assets	$92,959	$235,067

Deferred tax liabilities:
Intangible and other assets	$(264,800)	$(264,605)
Property and equipment	(105,405)	(109,556)
Prepaid expenses	(5,870)	(2,091)
Deferred interest	(12,474)	(3,206)
Other investments	(83,962)	—
Total deferred tax liabilities	$(472,511)	$(379,458)

Deferred tax liabilities, net	$(379,552)	$(144,391)
In assessing the realizability of deferred tax assets, management considers whether it is more likely than not that some portion or all of the deferred tax assets will not be realized. The Company’s ability to realize its deferred tax assets depends upon the generation of sufficient future taxable income to allow for the utilization of its federal net operating loss carryforward and its future deductible temporary differences. As of June 30, 2023, based on current facts and circumstances, management believes that it is more likely than not that the Company will not realize its deferred tax assets related to foreign NOLs. The Company will continue to assess the realizability of its deferred tax assets on a quarterly basis.

SPHERE ENTERTAINMENT CO.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Continued)
The federal NOL carryforward as of June 30, 2023 was approximately $119,000 and is carried forward indefinitely.
Prior to the MSGE Distribution, the Company and MSG Entertainment entered into a Tax Disaffiliation Agreement (“TDA”) that governs the parties’ respective rights, responsibilities and obligations with respect to taxes and tax benefits. Under the TDA, the Company will generally be responsible for all U.S. federal, state, local and other applicable income taxes of the Company for any taxable period or portion of such period ending on or before the MSGE Distribution Date.
The Company does not have any recorded tax benefit for uncertain tax positions as of June 30, 2023 and 2022.
Income tax payments (refunds), net, were $7,288, $(1,014) and $101,972 for Fiscal Years 2023, 2022, and 2021, respectively.
Note 17. Related Party Transactions
As of June 30, 2023, members of the Dolan family including trusts for member of the Dolan family (collectively, the “Dolan Family Group”), for purposes of Section 13(d) of the Securities Exchange Act of 1934, as amended, collectively beneficially owned 100% of the Company’s outstanding Class B Common Stock and approximately 5.5% of the Company’s outstanding Class A Common Stock (inclusive of options exercisable within 60 days of June 30, 2023). Such shares of Class A Common Stock and Class B Common Stock, collectively, represent approximately 72.3% of the aggregate voting power of Company’s outstanding common stock. Members of the Dolan family are also the controlling stockholders of MSG Entertainment, MSG Sports and AMC Networks Inc. (“AMC Networks”).
Current Related Party Arrangements
As of June 30, 2023, the Company was party to the following agreements and/or arrangements with MSG Entertainment and MSG Sports, as applicable:
•Media rights agreements with MSG Sports pursuant to which the Company has the exclusive live media rights to Knicks and Rangers games in their local markets;
•MSGE TSA pursuant to which the Company receives certain services from MSG Entertainment, such as information technology, security, accounts payable, payroll, tax, certain legal functions, human resources, insurance and risk management, government affairs, investor relations, corporate communications, benefit plan administration and reporting, and internal audit functions as well as certain marketing functions, in exchange for service fees. The Company also provides certain services to MSG Entertainment, including studio and corporate technology services, in exchange for service fees;
•The DDTL Facility with MSG Entertainment that provided for a $65,000 senior unsecured delayed draw term loan facility. The DDTL Facility was fully drawn on July 14, 2023 and on August 9, 2023, the Company repaid all amounts outstanding under the DDTL Facility (including accrued interest and commitment fees) using a portion of the MSGE Retained Interest. See Note 12. Credit Facilities and Note 21. Subsequent Events for more information;
•A stockholder and registration rights agreement with MSG Entertainment pursuant to which the Company has “demand” and “piggyback” registration rights with respect to the MSGE Retained Interest. In addition, the Company has agreed to vote the MSGE Retained Interest in proportion to the votes cast by the other holders of MSG Entertainment’s class A common stock, to the extent such shares of class A common stock are entitled to be voted on such matter. The Company has granted MSG Entertainment an irrevocable proxy to implement these voting agreements. See Note 7. Investments in Nonconsolidated Affiliates for additional information on the MSGE Retained Interest;
•Other agreements with MSG Entertainment entered into in connection with the MSGE Distribution, including a distribution agreement, a tax disaffiliation agreement, an employee matters agreement, a trademark license agreement and certain other arrangements;
•Aircraft time sharing agreements pursuant to which MSG Entertainment has agreed from time to time to make certain aircraft available to the Company for use on a “time sharing” basis;
•Other agreements with MSG Sports entered into in connection with the 2020 Entertainment Distribution such as a distribution agreement, a tax disaffiliation agreement, an employee matters agreement, and certain other arrangements.

SPHERE ENTERTAINMENT CO.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Continued)
Further, the Company shares certain executive support costs, including office space, executive assistants, security and transportation costs, for (i) the Company’s Executive Chairman and Chief Executive Officer with MSG Entertainment and MSG Sports, (ii) the Company’s Vice Chairman with MSG Entertainment, MSG Sports and AMC Networks and (iii) the Company’s Executive Vice President with MSG Sports and AMC Networks. Additionally, the Company, MSG Entertainment, MSG Sports and AMC Networks have agreed on an allocation of the costs of certain other aircraft, including helicopter, use by shared executives. In addition, the Company, through its MSG Networks segment, has also entered into various agreements with AMC Networks with respect to a number of ongoing commercial relationships.
From time to time the Company enters into arrangements with 605, LLC. James L. Dolan, the Company’s Executive Chairman, Chief Executive Officer and a director, and his spouse, Kristin A. Dolan (a director of the Company), own 50% of 605, LLC. Kristin A. Dolan is also the founder and Non-Executive Chairman of 605, LLC. 605, LLC provides audience measurement and data analytics services to the Company and its subsidiaries in the ordinary course of business.
The Company has also entered into certain commercial agreements with its equity method investment nonconsolidated affiliates in connection with Sphere. For Fiscal Years 2023, 2022, and 2021 the Company recorded $93,823, $121,115, and $66,525 respectively, of capital expenditures in connection with services provided to the Company under these agreements. As of June 30, 2023, 2022, and 2021 accrued capital expenditures associated with related parties were $13,412, $25,028, and $6,921 respectively, and are reported within Accrued and other current liabilities in the accompanying consolidated balance sheets.
Related Party Arrangements Prior to the MSGE Distribution
Following the MSGE Distribution, except as otherwise noted, the Company is no longer party to the arrangements described below. However, the amounts associated with such arrangements are reflected in the Company’s results of operations for the periods prior to the MSGE Distribution.
The Company was party to a services agreement (the “MSG Sports Services Agreement”) pursuant to which the Company provided certain corporate and other services to MSG Sports, such as information technology, security, accounts payable, payroll, tax, certain legal functions, human resources, insurance and risk management, government affairs, investor relations, corporate communications, benefit plan administration and reporting, and internal audit functions as well as certain marketing functions, in exchange for service fees. MSG Sports also provided certain services to the Company, including certain legal functions, communications, ticket sales and certain operational and marketing services, in exchange for service fees. This agreement was assigned to MSG Entertainment.
The Company also shared certain executive support costs, including office space, executive assistants, security and transportation costs, for (i) the Company’s Executive Chairman and Chief Executive Officer with MSG Sports and (ii) the Company’s Vice Chairman with MSG Sports and AMC Networks. Prior to April 1, 2022, the Company also shared costs for the Company’s former President with MSG Sports. Following the MSGE Distribution, the Company also shares these expenses with MSG Entertainment. See “— Current Related Party Arrangements.”
The Company was a party to various aircraft arrangements, which were assigned to MSG Entertainment in connection with the MSGE Distribution. The Company was party to reciprocal time sharing/dry lease agreements with Charles F. Dolan and Sterling2k LLC (collectively, “CFD”), an entity owned and controlled by Deborah Dolan-Sweeney, the daughter of Charles F. Dolan and the sister of James L. Dolan, pursuant to which the Company had agreed from time to time to make its aircraft available to CFD and CFD had agreed from time to time to make their aircraft available to the Company. Pursuant to the terms of the agreements, CFD could lease on a non-exclusive, “time sharing” basis, certain Company aircraft.
The Company was also party to a dry lease agreement and a time sharing agreement with Brighid Air, LLC (“Brighid Air”), a company owned and controlled by Patrick F. Dolan, the son of Charles F. Dolan and the brother of James L. Dolan, pursuant to which Brighid Air had agreed from time to time to make its Bombardier BD100-1A10 Challenger 350 aircraft (the “Challenger”) available to the Company on a non-exclusive basis. In connection with the dry lease agreement, the Company also entered into a Flight Crew Services Agreement (the “Flight Crew Agreement”) with Dolan Family Office, LLC (“DFO”), an entity owned and controlled by Charles F. Dolan, pursuant to which the Company could utilize pilots employed by DFO for purposes of flying the Challenger when the Company was leasing that aircraft under the Company’s dry lease agreement with Brighid Air.
Pursuant to certain aircraft support services agreements (the “Support Agreements”), the Company provided certain aircraft support services to (i) Charles F. Dolan, a director, and certain of his children, including James L. Dolan, the Company’s Executive Chairman, Chief Executive Officer and a director, Deborah Dolan-Sweeney, Patrick F. Dolan, Marianne Dolan Weber (a director of the Company), and Kathleen M. Dolan, and (ii) an entity controlled by Patrick F. Dolan, the son of Charles F. Dolan and brother of James L. Dolan.

SPHERE ENTERTAINMENT CO.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Continued)
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
The Company and each of MSG Sports and AMC Networks were party to certain aircraft time sharing agreements, pursuant to which the Company had agreed from time to time to make aircraft available to MSG Sports and/or AMC Networks for lease on a “time sharing” basis. Additionally, the Company, MSG Sports and AMC Networks had agreed on an allocation of the costs of certain aircraft and helicopter use by their shared executives.
In addition to the aircraft arrangements described above, certain executives of the Company were party to aircraft time sharing agreements, pursuant to which the Company had agreed from time to time to make certain aircraft available for lease on a “time sharing” basis for personal use in exchange for payment of actual expenses of the flight (as listed in the agreement).
Revenues and Operating Expenses
The following table summarizes the composition and amounts of the transactions with the Company’s affiliates. The significant components of these amounts are discussed below. These amounts are reflected in revenues and operating expenses in the accompanying consolidated statements of operations for Fiscal Years 2023, 2022, and 2021:

	Years Ended June 30,
	2023	2022	2021
Revenues	$2,079	$1,220	$—
Operating expenses (credits):
Media rights fees	$172,581	$163,131	$143,464
Cost reimbursement from MSG Sports - MSG Sports Services Agreement	(29,836)	(38,254)	(36,502)
Corporate general and administrative expenses, net - MSGE TSA	27,494	—	—
Origination, master control and technical services	4,982	4,880	4,784
Other operating expenses, net	261	952	3,381
Total operating expenses, net (a)	$175,482	$130,709	$115,127
_____________________
(a)Of the total operating expenses, net, $206,804, $167,928 and $150,226 for Fiscal Years 2023, 2022, and 2021, respectively, are included in direct operating expenses in the accompanying consolidated statements of operations, and $(31,322), $(37,219) and $(35,099) for Fiscal Years 2023, 2022, and 2021, respectively, are included as net credits in selling, general and administrative expenses.
Revenues
Revenues from related parties relate primarily to MSG Networks virtual signage with MSG Sports with the Knicks and Rangers.
Operating Expenses
Media Rights Fees
MSG Networks’ media rights agreements with MSG Sports, effective as of July 1, 2015, provide the MSG Networks segment with the exclusive live media rights to Knicks and Rangers games in their local markets. These media rights fees are paid to MSG Sports.
Cost reimbursement from MSG Sports — MSG Sports Services Agreement
The Company’s corporate overhead expenses that were charged to MSG Sports prior to the MSGE Distribution are primarily related to centralized functions, including information technology, security, accounts payable, payroll, tax, legal, human resources, insurance and risk management, investor relations, corporate communications, benefit plan administration and reporting, and internal audit. These charges are reflected in the Company’s results of operations for the periods prior to the MSGE Distribution as they do not meet the criteria for inclusion in discontinued operations. Following the MSGE Distribution, the Company no longer provides these services to MSG Sports.

SPHERE ENTERTAINMENT CO.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Continued)
Corporate general and administrative expenses, net — MSGE TSA
Corporate general and administrative expense, net — MSGE TSA reflects charges from MSG Entertainment pursuant to the MSGE TSA for certain business functions that were previously performed by internal resources. These services include information technology, accounting, accounts payable, payroll, tax, legal, human resources, insurance and risk management, investor relations, corporate communications, benefit plan administration and reporting, and internal audit.
Origination, Master Control and Technical Services
AMC Networks provides certain origination, master control, and technical services to the MSG Networks segment.
Other Operating Expenses, net
The Company and its related parties enter into transactions with each other in the ordinary course of business. Other operating expenses include net charges relating to (i) reciprocal aircraft arrangements between the Company and each of Q2C and CFD, (ii) time sharing and/or dry lease agreements with MSG Sports, AMC Networks and Brighid Air and (iii) commission under the group ticket sales representation agreement with MSG Sports. The aircraft arrangements were assigned to MSG Entertainment in connection with the MSGE Distribution. In addition, the reciprocal aircraft arrangement between the Company and Q2C and the related aircraft support services agreement between them was no longer effective as of December 21, 2021.
Note 18. Segment Information
As of June 30, 2023, the Company was comprised of two reportable segments: Sphere and MSG Networks. The Company takes into account whether two or more operating segments can be aggregated together as one reportable segment as well as the type of discrete financial information that is available and regularly reviewed by its Chief Operating Decision Maker.
The Company incurs non-capitalizable content development and technology costs associated with the Company’s Sphere business, which are reported in the Sphere segment. Sphere also includes other expenses such as (a) corporate and supporting department operating costs that are attributable to Sphere development, including charges under the MSGE TSA and (b) non-event related operating expenses such as (i) insurance, (ii) utilities, (iii) repairs and maintenance, (iv) labor related to the overall management of Sphere segment and (v) depreciation and amortization expense related to certain corporate property, equipment and leasehold improvements.
The Company evaluates segment performance based on several factors, of which the key financial measure is adjusted operating income (loss), a non-GAAP financial measure. We define adjusted operating income (loss) as operating income (loss) excluding:
(i) depreciation, amortization and impairments of property and equipment, goodwill and intangible assets,
(ii) amortization for capitalized cloud computing arrangement costs,
(iii) share-based compensation expense,
(iv) restructuring charges or credits,
(v) merger and acquisition-related costs, including litigation expenses,
(vi) gains or losses on sales or dispositions of businesses and associated settlements,
(vii) the impact of purchase accounting adjustments related to business acquisitions, and
(viii) gains and losses related to the remeasurement of liabilities under the Company’s Executive Deferred Compensation Plan (which was established in November 2021).
The Company believes that the exclusion of share-based compensation expense or benefit allows investors to better track the performance of the Company’s business without regard to the settlement of an obligation that is not expected to be made in cash. The Company eliminates merger and acquisition-related costs, when applicable, because the Company does not consider such costs to be indicative of the ongoing operating performance of the Company as they result from an event that is of a non-recurring nature, thereby enhancing comparability. In addition, management believes that the exclusion of gains and losses related to the remeasurement of liabilities under the Company’s Executive Deferred Compensation Plan provides investors with a clearer picture of the Company’s operating performance given that, in accordance with GAAP, gains and losses related to the remeasurement of liabilities under the Company’s Executive Deferred Compensation Plan are recognized in Operating income (loss) whereas gains and losses related to the remeasurement of the assets under the Company’s Executive Deferred Compensation Plan, which are equal to and therefore fully

SPHERE ENTERTAINMENT CO.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Continued)
offset the gains and losses related to the remeasurement of liabilities, are recognized in Other income (expense), net, which is not reflected in Operating income (loss).
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
Information as to the operations of the Company’s reportable segments is set forth below.

	Year Ended June 30, 2023
	Sphere	MSG Networks	Total
Revenues	$2,610	$571,221	$573,831
Direct operating expenses	(5,545)	(336,666)	(342,211)
Selling, general and administrative expenses	(325,660)	(126,482)	(452,142)
Depreciation and amortization	(24,048)	(6,668)	(30,716)
Impairment and other gains (losses), net	6,229	(109)	6,120
Restructuring charges	(23,136)	(4,788)	(27,924)
Operating (loss) income	(369,550)	96,508	(273,042)
Interest income			11,585
Interest expense			—
Other income (expense), net			536,887
Income from operations before income taxes			$275,430

Reconciliation of operating income (loss) to adjusted operating income (loss):
Operating (loss) income	$(369,550)	$96,508	$(273,042)
Add back:
Share-based compensation expense	36,188	6,419	42,607
Depreciation and amortization	24,048	6,668	30,716
Restructuring charges	23,136	4,788	27,924
Impairment and other (gains) losses, net	(6,229)	109	(6,120)
Merger and acquisition related costs	(189)	55,236	55,047
Amortization for capitalized cloud computing costs	—	161	161
Remeasurement of deferred compensation plan liabilities	187	—	187
Adjusted operating (loss) income	$(292,409)	$169,889	$(122,520)

Other information:
Capital expenditures	$1,025,700	$9,185	$1,034,885

SPHERE ENTERTAINMENT CO.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Continued)

	Year Ended June 30, 2022
	Sphere	MSG Networks	Total
Revenues	$1,900	$608,155	$610,055
Direct operating expenses	—	(320,278)	(320,278)
Selling, general and administrative expenses	(293,664)	(126,129)	(419,793)
Depreciation and amortization	(13,168)	(9,394)	(22,562)
Impairment and other gains, net	245	—	245
Restructuring charges	(12,952)	(452)	(13,404)
Operating (loss) income	(317,639)	151,902	(165,737)
Interest income			3,575
Interest expense			—
Other income (expense), net			(5,518)
Loss from operations before income taxes			$(167,680)

Reconciliation of operating income (loss) to adjusted operating income (loss):
Operating (loss) income	$(317,639)	$151,902	$(165,737)
Add back:
Share-based compensation expense	39,668	17,092	56,760
Depreciation and amortization	13,168	9,394	22,562
Restructuring charges	12,952	452	13,404
Impairment and other gains, net	(245)	—	(245)
Merger and acquisition related costs	20,834	27,683	48,517
Amortization for capitalized cloud computing costs	95	176	271
Adjusted operating (loss) income	$(231,167)	$206,699	$(24,468)

Other information:
Capital expenditures	$717,093	$3,673	$720,766

	Year Ended June 30, 2021
	Sphere	MSG Networks	Total
Revenues	$—	$647,510	$647,510
Direct operating expenses	—	(262,859)	(262,859)
Selling, general and administrative expenses	(193,831)	(101,641)	(295,472)
Depreciation and amortization	(9,271)	(7,335)	(16,606)
Restructuring charges	(8,061)	—	(8,061)
Operating (loss) income	(211,163)	275,675	64,512
Interest income			3,172
Interest expense			(20,219)
Other income (expense), net			(3,935)
Income from operations before income taxes			$43,530

Reconciliation of operating income (loss) to adjusted operating income (loss):
Operating (loss) income	$(211,163)	$275,675	64,512
Add back:
Share-based compensation expense	42,119	17,667	59,786
Depreciation and amortization	9,271	7,335	16,606
Restructuring charges	8,061	—	8,061
Merger and acquisition related costs	16,080	4,502	20,582
Adjusted operating (loss) income	$(135,632)	$305,179	$169,547

Other information:
Capital expenditures	$438,647	$2,814	$441,461

SPHERE ENTERTAINMENT CO.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Continued)
As a result of the MSGE Distribution in April 2023 (which is presented as discontinued operations herein), prior period results of the MSG Networks segment have been recast to exclude expenses of approximately $8,800, $20,900 and $13,700 for Fiscal Year 2023, 2022, and 2021, respectively, related to the Networks Advertising Sales Representation Agreement with MSG Entertainment, which was terminated effective as of December 31, 2022. A portion of these expenses were absorbed directly by MSG Networks following the termination of the advertising sales representation agreement and are reflected in MSG Networks’ results beginning January 1, 2023.
Accounts receivable, net on the accompanying consolidated balance sheets as of June 30, 2023 and 2022 included amounts due from the following individual customers, substantially derived from the MSG Networks segment, which accounted for the noted percentages of the gross balance:

	As of June 30,
	2023	2022
Customer A	23%	21%
Customer B	22%	21%
Customer C	17%	18%
Customer D	N/A	12%
Revenues in the accompanying consolidated statements of operations for Fiscal Years 2023, 2022, and 2021 included amounts from the following individual customers, primarily derived from the MSG Networks segment, which accounted for the noted percentages of the total:

	Years Ended June 30,
	2023	2022	2021
Customer 1	26%	26%	25%
Customer 2	26%	27%	27%
Customer 3	21%	21%	20%
As of June 30, 2023, the Company employed approximately 1,100 full-time and part-time employees, of which approximately 29% are subject to CBAs. Approximately 10% are subject to CBAs that expired as of June 30, 2023 and approximately 67% are subject to CBAs that will expire by June 30, 2024, if they are not extended prior thereto.
Note 19. Additional Financial Information

The following table provides a summary of the amounts recorded as cash and cash equivalents, and restricted cash as of June 30, 2023 and 2022:

	As of June 30,
	2023	2022
Cash and cash equivalents	$131,965	$747,313
Restricted cash	$297,149	$12,999
Total Cash and cash equivalents, and restricted cash	$429,114	$760,312
The Company’s cash equivalents consist of money market accounts, time deposits and U.S. treasury bills of $108,701 and $597,036 as of June 30, 2023 and 2022, respectively. Cash equivalents are measured at fair value within Level I of the fair value hierarchy on a recurring basis using observable inputs that reflect quoted prices for identical assets in active markets.

SPHERE ENTERTAINMENT CO.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Continued)
Prepaid expenses and other current assets as of June 30, 2023 and 2022 consisted of the following:

	As of June 30,
	2023	2022
Prepaid expenses	$22,616	$10,647
Prepaid income taxes	834	4,510
Notes and other receivables	21,453	2,404
Current contract assets(a)	314	—
Current deferred production costs	6,524	3,427
Other	4,344	5,874
Total prepaid expenses and other current assets	$56,085	$26,862
_________________
(a)See Note 4. Revenue Recognition for more information on contract assets.
Accounts payable, accrued, and other current liabilities as of June 30, 2023 and 2022 consisted of the following:

	As of June 30,
	2023	2022
Accounts payable	$39,654	$2,014
Accrued payroll and employee related liabilities	75,579	46,221
Cash due to promoters	73,611	—
Income taxes payable	11,842	—
Capital related accruals	236,593	204,894
Accrued legal fees	53,857	6,970
Other accrued expenses	24,595	16,459
Total accounts payable, accrued, and other current liabilities	$515,731	$276,558

Other income (expense), net for Fiscal Years 2023, 2022, and 2021 included the following:

	Years Ended June 30,
	2023	2022	2021
Realized and unrealized gain on MSGE Retained Interest, see Note 7 for further detail	$545,715	$—	$—
Unrealized gain on equity investments without readily determinable fair value	1,969	—	1,252
Loss on other equity method investments	(8,184)	(4,863)	(4,828)
Other	(2,613)	(655)	(359)
Total other income (expense), net	$536,887	$(5,518)	$(3,935)

SPHERE ENTERTAINMENT CO.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Continued)
Note 20. Interim Condensed Financial Information (Unaudited)
The following is a summary of the Company’s selected quarterly financial data for Fiscal Years 2023 and 2022:

	Three Months Ended
	September 30,	December 31,	March 31,	June 30,
	2022	2022	2023	2023
Revenues	$123,129	$159,541	$162,062	$129,099
Operating expenses	(174,184)	(209,276)	(263,969)	(199,444)
Operating loss	$(51,055)	$(49,735)	$(101,907)	$(70,345)
Net (loss) income from continuing operations	$(23,158)	$(50,453)	$(113,999)	$359,637
Net income from discontinued operations, net of taxes	$2,236	$97,889	$55,441	$178,087
Net (loss) income	$(20,922)	$47,436	$(58,558)	$537,724
Less: Net income (loss) attributable to redeemable noncontrolling interests from discontinued operations	1,124	3,029	(1,492)	1,264
Less: Net loss attributable to nonredeemable noncontrolling interests from discontinued operations	(410)	(56)	(216)	(335)
Net (loss) income attributable to Sphere Entertainment Co.’s stockholders	$(21,636)	$44,463	$(56,850)	$536,795

Continuing Operations
Basic (loss) earnings per common share attributable to Sphere Entertainment Co.’s stockholders	$(0.67)	$(1.45)	$(3.28)	$10.34
Diluted (loss) earnings per common share attributable to Sphere Entertainment Co.’s stockholders	$(0.67)	$(1.45)	$(3.28)	$10.21
Discontinued Operations
Basic earnings per common share attributable to Sphere Entertainment Co.’s stockholders	$0.04	$2.74	$1.65	$5.09
Diluted earnings per common share attributable to Sphere Entertainment Co.’s stockholders	$0.04	$2.73	$1.65	$5.03

SPHERE ENTERTAINMENT CO.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Continued)

	Three Months Ended
	September 30,	December 31,	March 31,	June 30,
	2021	2021	2022	2022
Revenues	$141,473	$160,753	$168,080	$139,749
Operating expenses	(193,897)	(190,029)	(190,268)	(201,598)
Operating loss	$(52,424)	$(29,276)	$(22,188)	$(61,849)
Net loss from continuing operations	$(37,337)	$(21,941)	$(27,021)	$(51,551)
Net (loss) income from discontinued operations	$(39,318)	$26,959	$7,715	$(47,653)
Net (loss) income	$(76,655)	$5,018	$(19,306)	$(99,204)
Less: Net income (loss) attributable to redeemable noncontrolling interests from discontinued operations	2,212	2,642	(442)	3,327
Less: Net loss attributable to nonredeemable noncontrolling interests from discontinued operations	365	106	(1,373)	(2,589)
Net (loss) income attributable to Sphere Entertainment Co.’s stockholders per statement of operations	(79,232)	2,270	(17,491)	(99,942)
Adjustment of redeemable noncontrolling interest to redemption value from discontinued operations	—	—	—	(3,173)
Net (loss) income attributable to Sphere Entertainment Co.’s stockholders for EPS	$(79,232)	$2,270	$(17,491)	$(103,115)

Continuing Operations
Basic (loss) earnings per common share attributable to Sphere Entertainment Co.’s stockholders	$(1.10)	$(0.64)	$(0.79)	$(1.50)
Diluted (loss) earnings per common share attributable to Sphere Entertainment Co.’s stockholders	$(1.10)	$(0.64)	$(0.79)	$(1.50)
Discontinued Operations
Basic (loss) earnings per common share attributable to Sphere Entertainment Co.’s stockholders	$(1.23)	$0.71	$0.28	$(1.50)
Diluted (loss) earnings per common share attributable to Sphere Entertainment Co.’s stockholders	$(1.23)	$0.70	$0.28	$(1.50)

Note 21. Subsequent Events
Delayed Draw Term Loan Facility
On July 14, 2023, the Company drew down the full amount of the $65,000 under the DDTL Facility. On August 9, 2023, the Company repaid all amounts outstanding under the DDTL Facility (including accrued interest and commitment fees) by delivering to MSG Entertainment Holdings 1,923 shares of MSG Entertainment Class A common stock. As a result, the Company now holds approximately 17% of the outstanding common stock of MSG Entertainment (in the form of MSG Entertainment Class A common stock), based on 49,128 total shares of MSG Entertainment common stock outstanding as of August 18, 2023.
Settlement of the Networks Merger Litigation
On August 14, 2023, the MSGE Settlement Agreement and the MSGN Settlement Agreement were both approved by the Court. With respect to the MSG Entertainment Litigation, no gain amount relating to the proposed settlement to the Company had been recorded as of June 30, 2023. With respect to the MSG Networks Litigation, the Company had accrued $48,500. Refer to Note 11. Commitments and contingencies for more information in regards to these matters.