Form 10-Q
period 2023-09-30
Sphere Entertainment Co.
filed 2023-11-08
CIK 1795250

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
____________________
FORM 10-Q
________________________
(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2023
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). ☐ Yes ☑ No
Number of shares of common stock outstanding as of October 31, 2023:

Class A Common Stock par value $0.01 per share	—	28,243,621
Class B Common Stock par value $0.01 per share	—	6,866,754

SPHERE ENTERTAINMENT CO.
INDEX TO FORM 10-Q

Page
PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

Condensed Consolidated Balance Sheets as of September 30, 2023 and June 30, 2023 (unaudited)	1

Condensed Consolidated Statements of Operations for the three months ended September 30, 2023 and 2022 (unaudited)	2

Condensed Consolidated Statements of Comprehensive Income (Loss) for the three months ended September 30, 2023 and 2022 (unaudited)	3

Condensed Consolidated Statements of Cash Flows for the three months ended September 30, 2023 and 2022 (unaudited)	4

Condensed Consolidated Statements of Stockholders' Equity and Redeemable Noncontrolling Interests for the three months ended September 30, 2023 and 2022 (unaudited)	6

Notes to Condensed Consolidated Financial Statements (unaudited)	7

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations	28

Item 3. Quantitative and Qualitative Disclosures About Market Risk	42

Item 4. Controls and Procedures	42

PART II. OTHER INFORMATION

Item 1. Legal Proceedings	43

Item 2. Unregistered Sales of Equity Securities, Use of Proceeds, and Issuer Purchases of Equity Securities	44

Item 6. Exhibits	45

PART I – FINANCIAL INFORMATION
Item 1. Financial Statements
SPHERE ENTERTAINMENT CO.
CONDENSED CONSOLIDATED BALANCE SHEETS (unaudited)
(in thousands, except per share data)

	As of
	September 30,	June 30,
	2023	2023
ASSETS
Current Assets:
Cash, cash equivalents, and restricted cash	$451,742	$429,114
Accounts receivable, net	114,247	112,309
Related party receivables, current	41,778	26,405
Prepaid expenses and other current assets	66,255	56,085
Total current assets	674,022	623,913
Non-Current Assets:
Investments in nonconsolidated affiliates	50,788	394,519
Property and equipment, net	3,471,141	3,307,161
Right-of-use lease assets	90,000	84,912
Goodwill	456,807	456,807
Intangible assets, net	17,131	17,910
Other non-current assets	104,765	87,793
Total assets	$4,864,654	$4,973,015
LIABILITIES AND EQUITY
Current Liabilities:
Accounts payable, accrued and other current liabilities	$428,091	$515,731
Related party payables, current	27,691	56,446
Current portion of long-term debt	103,125	82,500
Operating lease liabilities, current	13,104	10,127
Deferred revenue	70,904	27,337
Total current liabilities	642,915	692,141
Non-Current Liabilities:
Long-term debt, net of deferred financing costs	1,098,335	1,118,387
Operating lease liabilities, non-current	111,591	110,259
Deferred tax liabilities, net	285,852	379,552
Other non-current liabilities	90,073	88,811
Total liabilities	2,228,766	2,389,150
Commitments and contingencies (see Note 9)
Equity:
Class A Common Stock (a)	282	278
Class B Common Stock (b)	69	69
Additional paid-in capital	2,368,059	2,376,420
Retained earnings	278,461	212,036
Accumulated other comprehensive loss	(10,983)	(4,938)
Total stockholders’ equity	2,635,888	2,583,865
Total liabilities and equity	$4,864,654	$4,973,015
__________________
(a)    Class A Common Stock, $0.01 par value per share, 120,000 shares authorized; 28,244 and 27,812 shares issued and outstanding as of September 30, 2023 and June 30, 2023, respectively.
(b)    Class B Common Stock, $0.01 par value per share, 30,000 shares authorized; 6,867 shares issued and outstanding as of September 30, 2023 and June 30, 2023.

See accompanying notes to the unaudited condensed consolidated financial statements.

SPHERE ENTERTAINMENT CO.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (Unaudited)
(in thousands, except per share data)

	Three Months Ended
	September 30,
	2023	2022
Revenues (a)	$118,007	$123,129
Direct operating expenses (a)	(84,499)	(75,420)
Selling, general, and administrative expenses (a)	(87,144)	(94,631)
Depreciation and amortization	(14,259)	(6,133)
Other gains, net	1,497	2,000
Restructuring charges	(3,391)	—
Operating loss	(69,789)	(51,055)
Interest income	4,378	3,333
Other income (expense), net	42,196	(415)
Loss from continuing operations before income taxes	(23,215)	(48,137)
Income tax benefit	90,287	1,834
Income (loss) from continuing operations	67,072	(46,303)
(Loss) income from discontinued operations, net of taxes	(647)	2,260
Net income (loss)	66,425	(44,043)
Less: Net loss attributable to nonredeemable noncontrolling interests from discontinued operations	—	(410)
Less: Net income attributable to redeemable noncontrolling interests from discontinued operations	—	1,124
Net income (loss) attributable to Sphere Entertainment Co.’s stockholders	$66,425	$(44,757)

Basic earnings (loss) per common share
Continuing operations	$1.92	$(1.35)
Discontinued operations	$(0.02)	$0.05
Basic earnings (loss) per common share attributable to Sphere Entertainment Co.’s stockholders	$1.90	$(1.30)

Diluted earnings (loss) per common share
Continuing operations	$1.90	$(1.35)
Discontinued operations	$(0.01)	$0.05
Diluted earnings (loss) per common share attributable to Sphere Entertainment Co.’s stockholders	$1.89	$(1.30)

Weighted-average number of common shares outstanding:
Basic	34,911	34,403
Diluted	35,226	34,403
_________________
(a)    See Note 14. Related Party Transactions, for further information on related party revenues and expenses.
See accompanying notes to the unaudited condensed consolidated financial statements.

SPHERE ENTERTAINMENT CO.
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
(Unaudited)
(in thousands)

	Three Months Ended
	September 30,
	2023	2022
Net income (loss)	$66,425	$(44,043)
Other comprehensive loss, before income taxes:
Amortization of net actuarial (loss) gain included in net periodic benefit cost	(241)	510
Cumulative translation adjustments	(7,919)	(16,080)
Other comprehensive loss, before income taxes	(8,160)	(15,570)
Income tax benefit	2,115	2,944
Other comprehensive loss, net of income taxes	(6,045)	(12,626)
Comprehensive income (loss)	60,380	(56,669)
Less: Net loss attributable to nonredeemable noncontrolling interests from discontinued operations	—	(410)
Less: Net income attributable to redeemable noncontrolling interests from discontinued operations	—	1,124
Comprehensive income (loss) attributable to Sphere Entertainment Co.’s stockholders	$60,380	$(57,383)

See accompanying notes to the unaudited condensed consolidated financial statements.

SPHERE ENTERTAINMENT CO.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)
(in thousands)

	Three Months Ended
	September 30,
	2023	2022
OPERATING ACTIVITIES:
Net income (loss)	$66,425	$(44,043)
Adjustments to reconcile net income (loss) to net cash used in operating activities:
Depreciation and amortization	14,259	29,755
Other gains, net	(1,497)	(2,000)
Amortization of deferred financing costs	1,085	1,304
Deferred income tax (benefit) expense	(91,585)	1,012
Share-based compensation expense	4,883	15,188
Non-cash lease expense	1,027	7,126
Net unrealized and realized loss (gains) on equity investments with readily determinable fair value and loss (earnings) in nonconsolidated affiliates	20,949	(671)
Other non-cash adjustments	67	242
Change in assets and liabilities:
Accounts receivable, net	(1,922)	14,293
Related party receivables and payables, net	(44,128)	(15,615)
Prepaid expenses and other current and non-current assets	(25,841)	(13,108)
Accounts payable, accrued and other current and non-current liabilities	(80,124)	(92,590)
Deferred revenue	43,567	25,468
Right-of-use lease assets and operating lease liabilities	(1,806)	(7,544)
Net cash used in operating activities	(94,641)	(81,183)
INVESTING ACTIVITIES:
Capital expenditures, net	(164,950)	(270,088)
Proceeds from sale of MSGE Retained Interest	256,501	—
Capitalized interest	(25,053)	(20,466)
Other investing activities	—	1,517
Proceeds from sale of equity securities	—	3,819
Net cash provided by (used in) investing activities	66,498	(285,218)
FINANCING ACTIVITIES:
Proceeds from Delayed Draw Term Loan Facility	65,000	—
Taxes paid in lieu of shares issued for equity-based compensation	(14,146)	(13,967)
Noncontrolling interest holders’ capital contributions	—	500
Distributions to noncontrolling interest holders	—	(530)
Distributions to related parties associated with the settlement of certain share-based awards	—	(571)
Proceeds from revolving credit facility	—	7,860
Principal repayments on long-term debt	—	(13,312)
Payments for financing costs	—	(3)
Net cash provided by (used in) financing activities	50,854	$(20,023)
Effect of exchange rates on cash, cash equivalents, and restricted cash	(83)	(693)
Net increase (decrease) in cash, cash equivalents, and restricted cash	22,628	(387,117)
Cash, cash equivalents, and restricted cash from continuing operations, beginning of period	429,114	760,312
Cash, cash equivalents, and restricted cash from discontinued operations, beginning of period	—	85,698
Cash, cash equivalents, and restricted cash at beginning of period	429,114	846,010
Cash, cash equivalents and restricted cash from continuing operations, end of period	451,742	325,748
Cash, cash equivalents and restricted cash from discontinued operations, end of period	—	133,145
Cash, cash equivalents, and restricted cash at end of period	$451,742	$458,893

	Three Months Ended
	September 30,
	2023	2022
NON-CASH INVESTING AND FINANCING ACTIVITIES:
Capital expenditures incurred but not yet paid	$122,393	$35,986
Non-cash repayment of the Delayed Draw Term Loan Facility	$65,512	$—
Share-based compensation capitalized in property and equipment	$906	$910
Investments and loans to nonconsolidated affiliates	$—	$1,969

See accompanying notes to the unaudited condensed consolidated financial statements.

SPHERE ENTERTAINMENT CO.
CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
AND REDEEMABLE NONCONTROLLING INTERESTS
(Unaudited)
(in thousands)

	Common Stock Issued	Additional Paid-In Capital	Retained Earnings (Accumulated Deficit)	Accumulated Other Comprehensive Loss	Total Sphere Entertainment Co. Stockholders’ Equity	Non - redeemable Noncontrolling Interests	Total Equity	Redeemable Noncontrolling Interests
Balance as of June 30, 2023	$347	$2,376,420	$212,036	$(4,938)	$2,583,865	$—	$2,583,865	$—
Net income	—	—	66,425	—	66,425	—	66,425	—
Other comprehensive loss	—	—	—	(6,045)	(6,045)	—	(6,045)	—
Share-based compensation	—	5,789	—	—	5,789	—	5,789	—
Tax withholding associated with shares issued for equity-based compensation	4	(14,150)	—	—	(14,146)	—	(14,146)	—
Balance as of September 30, 2023	$351	$2,368,059	$278,461	$(10,983)	$2,635,888	$—	$2,635,888	$—

Balance as of June 30, 2022	$342	$2,301,970	$(290,736)	$(48,355)	$1,963,221	$12,163	$1,975,384	$184,192
Net loss	—	—	(44,757)	—	(44,757)	(410)	(45,167)	1,124
Other comprehensive loss	—	—	—	(12,626)	(12,626)	—	(12,626)	—
Share-based compensation	—	15,511	—	—	15,511	—	15,511	—
Tax withholding associated with shares issued for equity-based compensation	—	(13,967)	—	—	(13,967)	—	(13,967)	—
Accretion of put options	—	—	—	—	—	—	—	587
Contributions	—	—	—	—	—	500	500	—
Distributions	—	(379)	—	—	(379)	(530)	(909)	(192)
Balance as of September 30, 2022	$342	$2,303,135	$(335,493)	$(60,981)	$1,907,003	$11,723	$1,918,726	$185,711

See accompanying notes to the unaudited condensed consolidated financial statements.

SPHERE ENTERTAINMENT CO.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

All amounts included in the following notes to condensed consolidated financial statements (unaudited) are presented in USD and in thousands, except per share data or as otherwise noted.0
Note 1. Description of Business and Basis of Presentation
Description of Business
Sphere Entertainment Co. (the “Company”) is a premier live entertainment and media company comprised of two reportable segments, Sphere and MSG Networks. Sphere is a next-generation entertainment medium, and MSG Networks operates two regional sports and entertainment networks, as well as a direct-to-consumer and authenticated streaming product.
Sphere: This segment reflects SphereTM, a next-generation entertainment medium powered by cutting-edge technologies that enables multi-sensory storytelling at an unparalleled scale. The Company’s first Sphere opened in Las Vegas in September 2023. The venue can accommodate up to 20,000 guests and will host a wide variety of events year-round, including The Sphere ExperienceTM, which features original immersive productions, as well as concerts and residencies from renowned artists, and marquee sporting and corporate events. Supporting this strategy is Sphere Studios, which is home to a team of creative, production, technology and software experts who provide full in-house creative and production services. The studio campus in Burbank includes a 68,000-square-foot development facility, as well as Big Dome, a 28,000-square-foot, 100-foot high custom dome, with a quarter-sized version of the screen at Sphere in Las Vegas, that serves as a specialized screening, production facility, and lab for content at Sphere.
MSG Networks: This segment is comprised of the Company’s regional sports and entertainment networks, MSG Network and MSG Sportsnet, as well as its direct-to-consumer and authenticated streaming product, MSG+. MSG Networks serves the New York designated market area, as well as other portions of New York, New Jersey, Connecticut and Pennsylvania and features a wide range of sports content, including exclusive live local games and other programming of the New York Knicks (the “Knicks”) of the National Basketball Association (the “NBA”) and the New York Rangers (the “Rangers”), New York Islanders (the “Islanders”), New Jersey Devils (the “Devils”) and Buffalo Sabres (the “Sabres”) of the National Hockey League (the “NHL”), as well as significant coverage of the New York Giants (the “Giants”) and the Buffalo Bills (the “Bills”) of the National Football League (the “NFL”).
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
MSG Entertainment Distribution
On April 20, 2023 (the “MSGE Distribution Date”), the Company distributed approximately 67% of the outstanding common stock of Madison Square Garden Entertainment Corp. (“MSG Entertainment”, formerly MSGE Spinco, Inc.) to its stockholders (the “MSGE Distribution”), with the Company retaining approximately 33% of the outstanding common stock of MSG Entertainment (in the form of MSG Entertainment Class A common stock) immediately following the MSGE Distribution (the “MSGE Retained Interest”). Following the MSGE Distribution Date, the Company retained the Sphere and MSG Networks businesses and MSG Entertainment now owns the traditional live entertainment business previously owned and operated by the Company through its Entertainment business segment, excluding the Sphere business. In the MSGE Distribution, stockholders of the Company received (a) one share of MSG Entertainment’s Class A common stock, par value $0.01 per share, for every share of the Company’s Class A common stock, par value $0.01 per share, held of record as of the close of business, New York City time, on April 14, 2023 (the “Record Date”), and (b) one share of MSG Entertainment’s Class B common stock, par value $0.01 per share, for every share of the Company’s Class B common stock, par value $0.01 per share, held of record as of the close of business, New York City time, on the Record Date. See Note 1. Description of Business and Basis of Presentation, to the consolidated financial statements included in the Company’s Annual Report on Form 10-K for the year ended June 30, 2023 (the “2023 Form 10-K”) for more information.
As of September 30, 2023, following the sales of portions of the MSGE Retained Interest and the repayment of the delayed draw term loan with MSG Entertainment using a portion of the MSGE Retained Interest (further discussed in Note 6. Investments in Nonconsolidated Affiliates and Note 10. Credit Facilities), the Company no longer holds any of the outstanding common stock of MSG Entertainment.
As of April 20, 2023, the MSG Entertainment business met the criteria for discontinued operations. See Note 3. Discontinued Operations, to the consolidated financial statements included in the 2023 Form 10-K for more information about the MSGE Distribution.

SPHERE ENTERTAINMENT CO.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
(continued)
Tao Group Hospitality Disposition
On May 3, 2023, the Company completed the sale of its 66.9% majority interest in TAO Group Sub-Holdings LLC (“Tao Group Hospitality”) to a subsidiary of Mohari Hospitality Limited, a global investment company focused on the luxury lifestyle and hospitality sectors (the “Tao Group Hospitality Disposition”). See Note 3. Discontinued Operations, to the consolidated financial statements included in the 2023 Form 10-K for more information about the Tao Group Hospitality Disposition.
Basis of Presentation
The Company reports on a fiscal year basis ending on June 30th (“Fiscal Year”). In these unaudited condensed consolidated financial statements, the years ended on June 30, 2024 and 2023 are referred to as “Fiscal Year 2024” and “Fiscal Year 2023,” respectively.
The Company has presented both the MSG Entertainment business and Tao Group Hospitality as discontinued operations for all periods presented. See Note 3. Discontinued Operations, for further discussion on accounting for the MSGE Distribution and Tao Group Hospitality Disposition.
The accompanying condensed consolidated financial statements have been prepared in accordance with U.S. generally accepted accounting principles (“GAAP”) for interim financial information and the instructions of Rule 10-01 of Regulation S-X of the Securities and Exchange Commission (the “ SEC”), and should be read in conjunction with the Company’s audited consolidated financial statements and notes thereto for Fiscal Year 2023 included in the 2023 Form 10-K.
In the opinion of the Company, the accompanying condensed consolidated financial statements contain all adjustments, consisting of only normal recurring adjustments, necessary for a fair statement of the Company’s financial position as of September 30, 2023 and its results of operations for the three months ended September 30, 2023, and 2022, and cash flows for the three months ended September 30, 2023, and 2022. The condensed consolidated financial statements and the accompanying notes as of September 30, 2023 were derived from audited annual consolidated financial statements but do not contain all of the footnote disclosures from the audited annual consolidated financial statements.
The results of operations for the periods presented are not necessarily indicative of the results that might be expected for future interim periods or for the full year. Our MSG Networks segment earns a higher share of its annual revenues in the second and third quarters of its fiscal year as a result of MSG Networks’ advertising revenue being largely derived from the sale of inventory in its live NBA and NHL professional sports programming.
Reclassifications
For purposes of comparability, certain prior period amounts have been reclassified to conform to the current year presentation in accordance with GAAP.
Note 2. Accounting Policies
Principles of Consolidation
The condensed consolidated financial statements of the Company include the accounts of Sphere Entertainment Co. and its subsidiaries. They also historically included accounts of Tao Group Hospitality, MSG Entertainment, and Boston Calling Events, LLC (“BCE”) until their dispositions on May 3, 2023, April 20, 2023, and December 2, 2022, respectively. All significant intercompany transactions and balances have been eliminated in consolidation.
Prior to their dispositions, Tao Group Hospitality and Boston Calling Events, LLC were consolidated with the equity owned by other stockholders shown as redeemable or nonredeemable noncontrolling interests of discontinued operations in the accompanying consolidated balance sheets, and the other stockholders’ portion of net earnings (loss) and other comprehensive income (loss) shown as net income (loss) or comprehensive income (loss) attributable to redeemable or nonredeemable noncontrolling interests from discontinued operations in the accompanying consolidated statements of operations and consolidated statements of comprehensive income (loss), respectively.
See Note 3. Discontinued Operations, for details regarding the Tao Group Hospitality Disposition, and MSGE Distribution. See Note 2. Summary of Significant Accounting Policies, to the audited annual consolidated financial statements included in the 2023 Form 10-K regarding the classification of redeemable noncontrolling interests of Tao Group Hospitality.

SPHERE ENTERTAINMENT CO.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
(continued)
Use of Estimates
The preparation of the accompanying condensed consolidated financial statements in conformity with GAAP requires management to make estimates and assumptions about future events. These estimates and the underlying assumptions affect the amounts of assets and liabilities reported, disclosures about contingent assets and liabilities, and reported amounts of revenues and expenses. Such estimates include the provision for credit losses, valuation of investments, goodwill, intangible assets, deferred production costs, other long-lived assets, deferred tax assets, pension and other postretirement benefit obligations and the related net periodic benefit cost, and other liabilities. In addition, estimates are used in revenue recognition, rights fees, performance and share-based compensation, depreciation and amortization, litigation matters and other matters. Management believes its use of estimates in the condensed consolidated financial statements to be reasonable.
Management evaluates its estimates on an ongoing basis using historical experience and other factors, including the general economic environment and actions it may take in the future. The Company adjusts such estimates when facts and circumstances dictate. However, these estimates may involve significant uncertainties and judgments and cannot be determined with precision. In addition, these estimates are based on management’s best judgment at a point in time and, as such, these estimates may ultimately differ from actual results. Changes in estimates resulting from weakness in the economic environment or other factors beyond the Company’s control could be material and would be reflected in the Company’s condensed consolidated financial statements in future periods.
Production Costs for the Company’s Original Immersive Productions
There have been no material changes to the Company’s accounting policies regarding direct operating expenses related to production costs, except to note that subsequent to September 30, 2023, the Company completed and debuted its first original immersive production, Postcard From Earth, which began amortizing during the second quarter of Fiscal Year 2024.
Liquidity and Going Concern
As of the date the accompanying unaudited condensed consolidated financial statements were issued (the “issuance date”), management evaluated the presence of the following conditions and events at the Company in accordance with Accounting Standards Update No. 2014-15, Disclosure of Uncertainties about an Entity’s Ability to Continue as a Going Concern (Subtopic 205-40):
As of September 30, 2023, the Company’s unrestricted cash and cash equivalents balance, inclusive of approximately $123,100 in advance cash proceeds primarily related to ticket sales, was $433,507, as compared to $131,965 as of June 30, 2023. Included in unrestricted cash and cash equivalents as of September 30, 2023 was $113,950 of cash and cash equivalents at MSG Networks, which is not available for distribution to the Company in order to maintain compliance with the covenants under the MSG Networks Credit Facilities (as defined under Note 10. Credit Facilities). As of September 30, 2023, the Company’s restricted cash balance was $18,235, as compared to $297,149 as of June 30, 2023, which included $275,000 required to be held in an account pledged as collateral for the LV Sphere Term Loan Facility until its release upon the Liquidity Covenant Reduction Date (as defined under Note 10. Credit Facilities), which occurred on August 8, 2023. The principal balance of the Company’s total debt outstanding as of September 30, 2023 was $1,207,250, including $932,250 of debt under the MSG Networks Credit Facilities. The balance under the MSG Networks Credit Facilities was reduced to $911,625 on October 2, 2023 upon MSG Networks’ completion of its required quarterly amortization payment.
Our primary sources of liquidity are cash and cash equivalents and cash flows from the operations of our businesses. The Company’s uses of cash over the next 12 months beyond the issuance date are expected to be substantial and include working capital-related items (including funding our operations), capital spending (including the creation of additional content for Sphere), required debt service payments, and payments we expect to be made in connection with the refinancing of our indebtedness, and investments and related loans and advances that we may fund from time to time. We may also use cash to repurchase our common stock. Our decisions as to the use of our available liquidity will be based upon the ongoing review of the funding needs of our businesses, the optimal allocation of cash resources, and the timing of cash flow generation. To the extent that we desire to access alternative sources of funding through the capital and credit markets, market conditions could adversely impact our ability to do so at that time.
Our ability to have sufficient liquidity to fund our operations and refinance the MSG Networks Credit Facilities is dependent on the ability of Sphere in Las Vegas to generate significant positive cash flow during Fiscal Year 2024. Although we anticipate that Sphere in Las Vegas will generate substantial revenue and adjusted operating income on an annual basis over time, there can be no assurance that guests, artists, promoters, advertisers and marketing partners will embrace this new platform. Original immersive productions, such as Postcard From Earth, have not been previously pursued on the scale of Sphere, which increases the uncertainty of our operating expectations. To the extent that our efforts do not result in viable shows, or to the extent that any such productions do not achieve expected levels of popularity among audiences, we may not generate the cash flows from operations necessary to fund our operations. To the extent we do not realize expected cash flows from operations from Sphere in Las Vegas, we would have to take

SPHERE ENTERTAINMENT CO.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
(continued)
several actions to improve our financial flexibility and preserve liquidity, including significant reductions in both labor and non-labor expenses as well as reductions and/or deferrals in capital spending. Therefore, while we currently believe we will have sufficient liquidity from cash and cash equivalents and cash flows from operations (including expected cash flows from operations from Sphere in Las Vegas) to fund our operations and service our credit facilities, which includes the Company’s expectation that MSG Networks will pay down $102,125 in required quarterly amortization payments on the MSG Networks Credit Facilities, as described below, no assurance can be provided our liquidity will be sufficient in the event any of the preceding uncertainties facing Sphere in Las Vegas are realized over the next 12 months beyond the issuance date. The Company also anticipates MSG Networks will pay a portion of its term loan upon refinancing of the MSG Networks Credit Facilities prior to its maturity in October 2024.
As disclosed in Note 10. Credit Facilities, all of the outstanding borrowings under the MSG Networks Credit Facilities are guaranteed by the MSGN Guarantors (as defined under Note 10. Credit Facilities) and secured by the MSGN Collateral (as defined under Note 10. Credit Facilities). Sphere Entertainment Co., Sphere Entertainment Group, LLC and the subsidiaries of Sphere Entertainment Group, LLC (collectively, the “Non-Credit Parties”) are not legally obligated to fund the outstanding borrowings under the MSG Networks Credit Facilities, nor are the assets of the Non-Credit Parties pledged as security under the MSG Networks Credit Facilities. Over the next 12 months beyond the issuance date, MSG Networks expects to make $102,125 in required quarterly amortization payments on the MSG Networks Credit Facilities. The remaining outstanding borrowings under the MSG Networks Credit Facilities of $829,125 are scheduled to mature within one year beyond the issuance date of the accompanying unaudited condensed consolidated financial statements. However, MSG Networks will be unable to generate sufficient operating cash flows over the next 12 months to settle the remaining outstanding borrowings under the MSG Networks Credit Facilities when they become due. Therefore, management plans to refinance the MSG Networks Credit Facilities prior to maturity. While MSG Networks has historically been able to refinance its indebtedness, management can provide no assurance MSG Networks will be able to refinance the MSG Networks Credit Facilities, or that such refinancing will be secured on terms that are acceptable to MSG Networks. In the event MSG Networks is unable to refinance the amount scheduled to mature under the MSG Networks Credit Facilities or secure alternative sources of funding through the capital and credit markets on acceptable terms, the lenders would retain their right to exercise all of their remedies under the MSG Networks Credit Facilities, which would include, but not be limited to, declaring an event of default and foreclosing on the MSGN Collateral. In the event of an exercise of post-default rights and remedies, the Company believes the lenders would have no further remedies or recourse against the Non-Credit Parties pursuant to the terms of the MSG Networks Credit Facilities. While this condition raises substantial doubt about the Company’s ability to continue as a going concern, for the reasons stated in this paragraph, we have concluded this condition has been effectively alleviated and the Company will be able to continue as a going concern for at least one year beyond the issuance date of the accompanying unaudited condensed consolidated financial statements.
Note 3. Discontinued Operations
As a result of the MSGE Distribution and Tao Group Hospitality Disposition, the results of the traditional live entertainment business previously owned and operated by the Company through its MSG Entertainment business segment (excluding the Sphere business) and the entertainment dining and nightlife business previously owned and operated by the Company through its Tao Group Hospitality business segment, as well as transaction costs related to the MSGE Distribution and Tao Group Hospitality Disposition, have been classified in the accompanying condensed consolidated statement of operations as discontinued operations. See Note 3. Discontinued Operations, to the consolidated financial statements included in the 2023 Form 10-K for more information about the MSGE Distribution and Tao Group Hospitality Disposition.
For the three months ended September 30, 2023, the Company recognized a loss from discontinued operations of $647, net of $294 of income tax benefit, related to the final purchase price adjustment from the Tao Group Hospitality Disposition.

SPHERE ENTERTAINMENT CO.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
(continued)
The table below sets forth operating results of discontinued operations for the three months ended September 30, 2022. Amounts presented below differ from historically reported results for the MSG Entertainment and Tao Group Hospitality business segments due to reclassifications and adjustments made for purposes of discontinued operations.

	Three Months Ended
	September 30, 2022
	MSGE	Tao	Eliminations	Total
Revenues	$146,075	$132,576	$(562)	$278,089
Direct operating expenses	(100,663)	(77,163)	376	(177,450)
Selling, general and administrative expenses	(28,729)	(42,543)	462	(70,810)
Depreciation and amortization	(15,986)	(7,636)	—	(23,622)
Operating income	697	5,234	276	6,207
Interest income	608	13	—	621
Interest expense	(1,025)	(1,142)	—	(2,167)
Other income, net	886	1,054	—	1,940
Income from operations before income taxes	1,166	5,159	276	6,601
Income tax expense	(2,936)	(1,405)	—	(4,341)
Net (loss) income	(1,770)	3,754	276	2,260
Less: Net income attributable to redeemable noncontrolling interests	—	1,124	—	1,124
Less: Net loss attributable to nonredeemable noncontrolling interests	(372)	(38)	—	(410)
Net (loss) income from discontinued operations attributable to Sphere Entertainment Co.’s stockholders	$(1,398)	$2,668	$276	$1,546
As permitted under Accounting Standards Codification (“ASC”) Subtopic 205-20-50-5b(2), the Company has elected not to adjust the condensed consolidated statements of cash flows for the three months ended September 30, 2022 to exclude cash flows attributable to discontinued operations.
The table below sets forth, for the period presented, significant selected financial information related to discontinued activities included in the accompanying condensed consolidated financial statements:

	Three Months Ended
	September 30, 2022
	MSGE	Tao
Non-cash items included in net (loss) income:
Depreciation and amortization	$15,986	$7,636
Share-based compensation expense	1,646	2,052

Cash flows from investing activities:
Capital expenditures, net	$4,855	$5,769
Note 4. Revenue Recognition
Contracts with Customers
See Note 2. Summary of Significant Accounting Policies and Note 4. Revenue Recognition, to the consolidated financial statements included in the 2023 Form 10-K for more information regarding the details of the Company’s revenue recognition policies. All revenue recognized in the condensed consolidated statements of operations is considered to be revenue from contracts with customers in accordance with ASC Topic 606, Revenue From Contracts with Customers, except for revenues from subleases that are accounted for in accordance with ASC Topic 842, Leases.

SPHERE ENTERTAINMENT CO.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
(continued)
Disaggregation of Revenue
The following tables disaggregate the Company’s revenue by major source and reportable segment based upon the timing of transfer of goods or services to the customer for the three months ended September 30, 2023 and 2022:

	Three Months Ended
	September 30, 2023
	Sphere	MSG Networks	Total
Event-related (a)	4,059	—	4,059
Sponsorship, signage, ExosphereTM advertising, and suite licenses (b)	2,560	218	2,778
Media related, primarily from affiliation agreements (b)	—	109,795	109,795
Other	431	215	646
Total revenues from contracts with customers	7,050	110,228	117,278
Revenues from subleases	729	—	729
Total revenues	$7,779	$110,228	$118,007

	Three Months Ended
	September 30, 2022
	Sphere	MSG Networks	Total
Sponsorship, signage, Exosphere advertising, and suite licenses (b)	—	244	244
Media related, primarily from affiliation agreements (b)	—	121,812	121,812
Other	—	423	423
Total revenues from contracts with customers	—	122,479	122,479
Revenues from subleases	650	—	650
Total revenues	$650	$122,479	$123,129
_________________
(a)     Event-related revenues consists of (i) ticket sales and other ticket-related revenues, (ii) venue license fees from third-party promoters, and (iii) food, beverage and merchandise sales. Event-related revenues are recognized at a point in time. As such, these revenues have been included in the same category in the table above.
(b)     See Note 2. Summary of Significant Accounting Policies, Revenue Recognition, and Note 4. Revenue Recognition, to the consolidated financial statements included in the 2023 Form 10-K for further details on the pattern of recognition of sponsorship, signage, suite licenses, and media related revenue.
In addition to the disaggregation of the Company’s revenue by major source based upon the timing of transfer of goods or services to the customer disclosed above, the following tables disaggregate the Company’s consolidated revenues by type of goods or services in accordance with the required entity-wide disclosure requirements of ASC Subtopic 280-10-50-38 to 40 and the disaggregation of revenue required disclosures in accordance with ASC Subtopic 606-10-50-5 for the three months ended September 30, 2023 and 2022:

	Three Months Ended
	September 30, 2023
	Sphere	MSG Networks	Total
Ticketing and venue license fee revenues (a)	$2,807	$—	$2,807
Sponsorship, signage, Exosphere advertising, and suite revenues	2,900	—	2,900
Food, beverage, and merchandise revenues	1,343	—	1,343
Media networks revenues (b)	—	110,228	110,228
Total revenues from contracts with customers	7,050	110,228	117,278
Revenues from subleases	729	—	729
Total revenues	$7,779	$110,228	$118,007
_________________
(a)    Amounts include ticket sales, other ticket-related revenue, and venue license fees from the Company’s events such as (i) concerts, (ii) The Sphere Experience and (iii) other live entertainment and sporting events.
(b)    Primarily consists of affiliation fees from Distributors and, to a lesser extent, advertising revenues through the sale of commercial time and other advertising inventory during MSG Networks programming.

SPHERE ENTERTAINMENT CO.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
(continued)

	Three Months Ended
	September 30, 2022
	Sphere	MSG Networks	Total
Media networks revenues (a)	$—	$122,479	$122,479
Revenues from subleases	650	—	650
Total revenues	$650	$122,479	$123,129
_________________
(a)    Primarily consists of affiliation fees from Distributors and, to a lesser extent, advertising revenues through the sale of commercial time and other advertising inventory during MSG Networks programming.
Contract Balances
The following table provides information about contract balances from the Company’s contracts with customers as of September 30, 2023 and June 30, 2023:

	September 30,	June 30,
	2023	2023
Receivables from contracts with customers, net (a)	$114,247	$115,039
Contract assets, current (b)	88	314
Deferred revenue, including non-current portion (c)	70,904	27,397
_________________
(a)    Receivables from contracts with customers, net, which are reported in Accounts receivable and Prepaid expenses and other current assets in the Company’s condensed consolidated balance sheets, represent the Company’s unconditional rights to consideration under its contracts with customers. As of September 30, 2023 and June 30, 2023, the Company’s receivables from contracts with customers above included $0 and $2,730, respectively, related to various related parties. See Note 14. Related Party Transactions, for further details on these related party arrangements.
(b)     Contract assets primarily relate to the Company’s rights to consideration for goods or services transferred to customers, for which the Company does not have an unconditional right to bill as of the reporting date. Contract assets are transferred to accounts receivable once the Company’s right to consideration becomes unconditional.
(c)     Revenue recognized for the three months ended September 30, 2023 relating to the deferred revenue balance as of June 30, 2023 was $1,470.

Transaction Price Allocated to the Remaining Performance Obligations
As of September 30, 2023, the Company’s remaining performance obligations were approximately $84,141 of which 76% is expected to be recognized over the next two years and an additional 24% of the balance to be recognized in the following two years. This primarily relates to performance obligations under sponsorship agreements that have original expected durations longer than one year and for which the respective consideration is not variable. In developing the estimated revenue, the Company applies the allowable practical expedient and does not disclose information about remaining performance obligations that have original expected durations of one year or less.
Note 5. Restructuring Charges
During Fiscal Year 2024, the Company incurred costs for termination benefits for certain executives and employees in the Sphere segment. As a result, the Company recognized restructuring charges of $3,391 for the three months ended September 30, 2023, which are recorded in Accounts payable, accrued and other current liabilities and Related party payables, current. No restructuring charges were recorded for the three months ended September 30, 2022.
Changes to the Company’s restructuring liability through September 30, 2023 were as follows:

Restructuring Liability
June 30, 2023	$8,891
Restructuring charges	3,391
Payments	(6,804)
September 30, 2023	$5,478

SPHERE ENTERTAINMENT CO.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
(continued)
Note 6. Investments in Nonconsolidated Affiliates
The Company’s investments in nonconsolidated affiliates, which are accounted for under the equity method of accounting or as equity investments without readily determinable fair value, are included within Other non-current assets in the accompanying condensed consolidated balance sheets and consisted of the following:

		Investment As of
	Ownership Percentage as of September 30, 2023	September 30, 2023	June 30, 2023
Equity method investments:
SACO Technologies Inc. (“SACO”)	30%	$20,074	$22,246
Holoplot Loan (a)		20,576	20,971
Holoplot	25%	1,417	1,542
MSG Entertainment (b)	—%	—	341,039
Equity investments without readily determinable fair values		8,721	8,721
Total investments in nonconsolidated affiliates		$50,788	$394,519
_________________
(a)    In January 2023, the Company, through an indirect subsidiary, extended financing to Holoplot GmbH (“Holoplot”) in the form of a three-year convertible loan (the “Holoplot Loan”) of €18,804, equivalent to $20,484 using the applicable exchange rate at the time of the transaction. Absent conversion, which is currently not available under the terms of the Holoplot Loan, the Holoplot Loan and interest accrued thereon are due and payable at the conclusion of the three year term.
(b)    As of September 30, 2023, following the sale of portions of the MSGE Retained Interest and the repayment of the DDTL Facility (as defined below) with MSG Entertainment using a portion of the MSGE Retained Interest, the Company no longer holds any of the outstanding common stock of MSG Entertainment. The Company elected the fair value option for its investment in MSG Entertainment as of June 30, 2023, when it held approximately 20% of the outstanding shares of common stock of MSG Entertainment (in the form of Class A common stock). The fair value of the investment was determined based on quoted market prices on the New York Stock Exchange (“NYSE”), which were classified within Level I of the fair value hierarchy.
The following table summarizes the realized and unrealized gain (loss) on equity investments with and without readily determinable fair values, which is reported in Other income (expense), net, for the three months ended September 30, 2023 and 2022:

	Three Months Ended
	September 30,
	2023	2022
Unrealized gain	$—	$1,969
Realized loss from shares of MSG Entertainment Class A common stock sold	(19,027)	—
Total realized and unrealized (loss) gain on equity investments	$(19,027)	$1,969
Supplemental information on realized loss:
Shares of MSG Entertainment Class A common stock disposed (a)	1,923	—
Shares of MSG Entertainment Class A common stock sold (b)	8,221	—
Cash proceeds from shares of MSG Entertainment Class A common stock sold	$256,501	$—
_________________
(a)    Refer to Note 10. Credit Facilities, for further explanation of the approximately 1,923 shares disposed related to the repayment of the DDTL Facility.
(b)     Shares sold of approximately 8,221 resulted in the cash proceeds from common stock sold.

SPHERE ENTERTAINMENT CO.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
(continued)
Note 7. Property and Equipment, net
As of September 30, 2023 and June 30, 2023, property and equipment, net consisted of the following:

	As of
	September 30, 2023	June 30, 2023
Land	$77,617	$80,878
Buildings	2,300,506	69,049
Equipment, furniture, and fixtures	1,090,194	159,786
Leasehold improvements	18,491	18,491
Construction in progress	85,469	3,066,785
Total property and equipment, gross	3,572,277	3,394,989
Less accumulated depreciation and amortization	(101,136)	(87,828)
Property and equipment, net	$3,471,141	$3,307,161
The property and equipment balances above include $224,788 and $236,593 of capital expenditure accruals (primarily related to Sphere construction) as of September 30, 2023 and June 30, 2023, respectively, which are reflected in Accounts payable, accrued and other current liabilities in the accompanying condensed consolidated balance sheets. During the three months ended September 30, 2023, with the opening of Sphere, the Company placed $3,130,028 of construction in progress assets into service, and began depreciating them over their corresponding estimated useful lives. See Note 2. Summary of Significant Accounting Policies, to the consolidated financial statements included in the 2023 Form 10-K for details on the Company’s estimated useful lives for each major category of property and equipment.
The Company recorded depreciation expense on property and equipment of $13,480 and $5,354 for the three months ended September 30, 2023, and 2022, respectively, which is recognized in Depreciation and amortization.
Note 8. Goodwill and Intangible Assets
The carrying amounts of goodwill as of September 30, 2023 and June 30, 2023 are as follows:

	As of
	September 30, 2023	June 30, 2023
Sphere	$32,299	$32,299
MSG Networks	424,508	424,508
Total Goodwill	$456,807	$456,807
During the first quarter of Fiscal Year 2024, the Company performed its annual impairment test of goodwill and determined that there was no impairment of goodwill identified as of the impairment test date.
The Company’s intangible assets subject to amortization, which relate to affiliate relationships, as of September 30, 2023 and June 30, 2023 were as follows:

	As of
	September 30, 2023	June 30, 2023
Gross carrying amount	$83,044	$83,044
Accumulated amortization	(65,913)	(65,134)
Intangible assets, net	$17,131	$17,910
The company recognized amortization expense on intangible assets of $779 for the three months ended September 30, 2023, and 2022, which is recognized in Depreciation and amortization.

SPHERE ENTERTAINMENT CO.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
(continued)
Note 9. Commitments and Contingencies
Commitments
See Note 11. Commitments and Contingencies, to the consolidated financial statements included in the 2023 Form 10-K for details on the Company’s commitments. The Company’s commitments as of June 30, 2023 included a total of $3,134,884 of contract obligations (primarily related to media rights agreements from the MSG Networks segment).
During the three months ended September 30, 2023, the Company did not have any material changes in its non-cancelable contractual obligations (other than activities in the ordinary course business). See Note 10. Credit Facilities, for details of the principal repayments required under the Company’s various credit facilities.
Legal Matters
Fifteen complaints were filed in connection with the merger between a subsidiary of the Company and MSG Networks Inc. (the “Networks Merger”) by purported stockholders of the Company and MSG Networks Inc.
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
Six complaints involved allegations of fiduciary breaches in connection with the negotiation and approval of the Networks Merger and were consolidated into two remaining litigations.
On September 10, 2021, the Court of Chancery of the State of Delaware (the “Court”) entered an order consolidating two derivative complaints filed by purported Company stockholders. The consolidated action is captioned: In re Madison Square Garden Entertainment Corp. Stockholders Litigation, C.A. No. 2021-0468-KSJM (the “MSG Entertainment Litigation”). The consolidated plaintiffs filed their Verified Consolidated Derivative Complaint on October 11, 2021. The complaint, which named the Company as only a nominal defendant, retained all of the derivative claims and alleged that the members of the board of directors and controlling stockholders violated their fiduciary duties in the course of negotiating and approving the Networks Merger. Plaintiffs sought, among other relief, an award of damages to the Company including interest, and plaintiffs’ attorneys’ fees. Pursuant to the indemnity rights in its bylaws and Delaware law, the Company advanced the costs incurred by defendants in this action, and defendants asserted indemnification rights in respect of any adverse judgment or settlement of the action.
On March 14, 2023, the parties to the MSG Entertainment Litigation reached an agreement in principle to settle the MSG Entertainment Litigation, without admitting liability, on the terms and conditions set forth in a binding term sheet, which was incorporated into a long-form settlement agreement (the “MSGE Settlement Agreement”) that was filed with the Court on April 20, 2023. The MSGE Settlement Agreement provided for, among other things, the final dismissal of the MSG Entertainment Litigation in exchange for a settlement payment to the Company of $85,000, subject to customary reduction for attorneys’ fees and expenses, in an amount to be determined by the Court. The settlement’s amount was fully funded by the other defendants’ insurers. The MSGE Settlement Agreement was approved by the Court on August 14, 2023, which constituted the final judgment in the action. A realized gain of $62,647 was recognized in Other income (expense), net on the condensed combined statement of operations in connection with the settlement payment to the Company.
On September 27, 2021, the Court entered an order consolidating four complaints filed by purported former stockholders of MSG Networks Inc. The consolidated action is captioned: In re MSG Networks Inc. Stockholder Class Action Litigation, C.A. No. 2021-0575-KSJM (the “MSG Networks Litigation”). The consolidated plaintiffs filed their Verified Consolidated Stockholder Class Action Complaint on October 29, 2021. The complaint asserted claims on behalf of a putative class of former MSG Networks Inc. stockholders against each member of the board of directors of MSG Networks Inc. and the controlling stockholders prior to the Networks Merger. Plaintiffs alleged that the MSG Networks Inc. board of directors and controlling stockholders breached their fiduciary duties in negotiating and approving the Networks Merger. The Company was not named as a defendant but was subpoenaed to produce documents and testimony related to the Networks Merger. Plaintiffs sought, among other relief, monetary damages for the putative class and plaintiffs’ attorneys’ fees. Pursuant to the indemnity rights in its bylaws and Delaware law, the Company advanced the costs incurred by defendants in this action, and defendants asserted indemnification rights in respect of any adverse judgment or settlement of the action.
On April 6, 2023, the parties to the MSG Networks Litigation reached an agreement in principle to settle the MSG Networks Litigation, without admitting liability, on the terms and conditions set forth in a binding term sheet, which was incorporated into a long-form settlement agreement (the “MSGN Settlement Agreement”) that was filed with the Court on May 18, 2023. The MSGN

SPHERE ENTERTAINMENT CO.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
(continued)
Settlement Agreement provided for, among other things, the final dismissal of the MSG Networks Litigation in exchange for a settlement payment to the plaintiffs and the class of $48,500, of which $28,000 has been paid as of September 30, 2023, with $20,500 accrued for in Accounts payable, accrued and other current liabilities. MSG Networks has a dispute with its insurers over whether and to what extent there is insurance coverage for the settlement. Unless MSG Networks Inc. and the insurers settle that insurance dispute, it is expected to be resolved in a pending Delaware insurance coverage action. In the interim, and subject to final resolution of the parties’ insurance coverage dispute, certain of MSG Networks’ insurers agreed to advance $20,500 to fund the settlement and related class notice costs. The MSGN Settlement Agreement was approved by the Court on August 14, 2023, which constituted the final judgment in the action.

The Company is a defendant in various other lawsuits. Although the outcome of these other lawsuits cannot be predicted with certainty (including the extent of available insurance, if any), management does not believe that resolution of these other lawsuits will have a material adverse effect on the Company.
Note 10. Credit Facilities
See Note 12. Credit Facilities, to the consolidated financial statements included in the 2023 Form 10-K for more information regarding the Company’s credit facilities. The following table summarizes the presentation of the outstanding balances under the Company’s credit agreements as of September 30, 2023 and June 30, 2023:

	As of
	September 30, 2023	June 30, 2023
Current portion
MSG Networks Term Loan	$103,125	$82,500
Total Current portion of long-term debt	$103,125	$82,500

	As of
	September 30, 2023			June 30, 2023
	Principal	Unamortized Deferred Financing Costs	Net	Principal	Unamortized Deferred Financing Costs	Net
Non-current portion
MSG Networks Term Loan	$829,125	$(1,185)	$827,940	$849,750	$(1,483)	$848,267
LV Sphere Term Loan Facility	275,000	(4,605)	270,395	275,000	(4,880)	270,120
Long-term debt, net of deferred financing costs	$1,104,125	$(5,790)	$1,098,335	$1,124,750	$(6,363)	$1,118,387
MSG Networks Credit Facilities
General. MSGN Holdings, L.P. (“MSGN L.P.”), MSGN Eden, LLC, an indirect subsidiary of the Company and the general partner of MSGN L.P., Regional MSGN Holdings LLC, an indirect subsidiary of the Company and the limited partner of MSGN L.P. (collectively with MSGN Eden, LLC, the “MSGN Holdings Entities”), and certain subsidiaries of MSGN L.P. have senior secured credit facilities pursuant to a credit agreement (as amended and restated on October 11, 2019, the “MSGN Credit Agreement”) consisting of: (i) an initial $1,100,000 term loan facility (the “MSGN Term Loan Facility”) and (ii) a $250,000 revolving credit facility (the “MSGN Revolving Credit Facility” and, together with the MSGN Term Loan Facility, the “MSG Networks Credit Facilities”), each with a term of five years. Up to $35,000 of the MSGN Revolving Credit Facility is available for the issuance of letters of credit. As of September 30, 2023, there were no borrowings or letters of credit issued and outstanding under the MSGN Revolving Credit Facility.
Interest Rates. Borrowings under the MSGN Credit Agreement bear interest at a floating rate, which at the option of MSGN L.P. may be either (i) a base rate plus an additional rate ranging from 0.25% to 1.25% per annum (determined based on a total net leverage ratio) (the “MSGN Base Rate”), or (ii) adjusted Term SOFR (i.e., Term SOFR plus 0.10%) plus an additional rate ranging from 1.25% to 2.25% per annum (determined based on a total net leverage ratio). Upon a payment default in respect of principal, interest or other amounts due and payable under the MSGN Credit Agreement or related loan documents, default interest will accrue on all overdue amounts at an additional rate of 2.00% per annum. The MSGN Credit Agreement requires that MSGN L.P. pay a commitment fee ranging from 0.225% to 0.30% (determined based on a total net leverage ratio) in respect of the average daily unused commitments under the MSGN Revolving Credit Facility. MSGN L.P. will also be required to pay customary letter of credit fees, as well as fronting fees, to banks that issue letters of credit. The interest rate on the MSGN Term Loan Facility as of September 30, 2023 was 7.42%.

SPHERE ENTERTAINMENT CO.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
(continued)
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
Covenants. The MSGN Credit Agreement generally requires the MSGN Holdings Entities and MSGN L.P. and its restricted subsidiaries on a consolidated basis to comply with a maximum total leverage ratio of 5.50:1.00, subject, at the option of MSGN L.P. to an upward adjustment to 6.00:1.00 during the continuance of certain events. As of September 30, 2023, the total leverage ratio coverage ratio was 5.27:1:00. In addition, the MSGN Credit Agreement requires a minimum interest coverage ratio of 2.00:1.00 for the MSGN Holdings Entities and MSGN L.P. and its restricted subsidiaries on a consolidated basis. As of September 30, 2023, the interest coverage ratio was 2.50:1:00. All borrowings under the MSGN Credit Agreement are subject to the satisfaction of customary conditions, including absence of a default and accuracy of representations and warranties. As of September 30, 2023, the MSGN Holdings Entities and MSGN L.P. and its restricted subsidiaries on a consolidated basis were in compliance with the covenants.
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
Interest Rates. Borrowings under the LV Sphere Term Loan Facility bear interest at a floating rate, which at the option of MSG LV may be either (i) a base rate plus a margin of 3.375% per annum or (ii) adjusted Term SOFR (i.e., Term SOFR plus 0.10%) plus a margin of 4.375% per annum. The interest rate on the LV Sphere Term Loan Facility as of September 30, 2023 was 9.80%.
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
Covenants. The LV Sphere Term Loan Facility and related guaranty by Sphere Entertainment Group include financial covenants requiring MSG LV to maintain a specified minimum debt service coverage ratio and requiring Sphere Entertainment Group to maintain a specified minimum liquidity level. The debt service coverage ratio covenant begins testing in the fiscal quarter ending December 31, 2023 on a historical basis and, beginning with the first fiscal quarter occurring after the date on which the first ticketed performance or event open to the general public occurs at Sphere in Las Vegas, is also tested on a prospective basis. Both the historical and prospective debt service coverage ratios are set at 1.35:1. In addition, among other conditions, MSG LV is not permitted to make distributions to Sphere Entertainment Group unless the historical and prospective debt service coverage ratios are at least 1.50:1. Following the Liquidity Covenant Reduction Date (as defined below), the minimum liquidity level for Sphere Entertainment

SPHERE ENTERTAINMENT CO.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
(continued)
Group is set at $50,000, with $25,000 required to be held in cash or cash equivalents. Prior to the Liquidity Covenant Reduction Date, the minimum liquidity level for Sphere Entertainment Group was set at $100,000, with $75,000 required to be held in cash or cash equivalents, which amounts (in addition to certain cash proceeds from the sale of the MSGE Retained Interest) were required to be held in an account pledged as collateral for the LV Sphere Term Loan Facility until its release upon the Liquidity Covenant Reduction Date (the “Pledged Account”). The Liquidity Covenant Reduction Date occurred on August 8, 2023, once Sphere in Las Vegas was substantially completed and certain of its systems were ready to be used in live, immersive events (the “Liquidity Covenant Reduction Date”). The minimum liquidity level was tested on the closing date and is tested as of the last day of each fiscal quarter thereafter based on Sphere Entertainment Group’s unencumbered liquidity, consisting of cash and cash equivalents and available lines of credit, as of such date. Following the completion of the MSGE Distribution, the MSGE Retained Interest was pledged to secure the LV Sphere Term Loan Facility and was released as collateral upon the Liquidity Covenant Reduction Date.
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
On July 14, 2023, the Company drew down the full amount of the $65,000 under the DDTL Facility. On August 9, 2023, the Company repaid all amounts outstanding under the DDTL Facility (including accrued interest and commitment fees) by delivering to MSG Entertainment Holdings approximately 1,923 shares of MSG Entertainment Class A common stock.

Interest payments and loan principal repayments made by the Company under the credit agreements were as follows:

	Interest Payments		Loan Principal Repayments
	Three Months Ended		Three Months Ended
	September 30,		September 30,
	2023	2022	2023	2022
MSG Networks Credit Facilities	$17,500	$9,596	$—	$12,375
LV Sphere Term Loan Facility	6,745	—	—	—
Delayed Draw Term Loan Facility	460	—	65,000	—
Total Payments	$24,705	$9,596	$65,000	$12,375

SPHERE ENTERTAINMENT CO.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
(continued)
The carrying value and fair value of the Company’s financial instruments reported in the accompanying condensed consolidated balance sheets are as follows:

	As of
	September 30, 2023		June 30, 2023
	Carrying Value (a)	Fair Value	Carrying Value (a)	Fair Value
Liabilities:
MSG Networks Credit Facilities	$932,250	$927,589	$932,250	$927,589
LV Sphere Term Loan Facility	275,000	273,625	275,000	272,250
Total Long-term debt	$1,207,250	$1,201,214	$1,207,250	$1,199,839
_________________
(a)    The total carrying value of the Company’s financial instruments as of September 30, 2023 and June 30, 2023 is equal to the current and non-current principal payments for the Company’s credit agreements excluding unamortized deferred financing costs of $5,790 and $6,363, respectively.
The Company’s long-term debt is classified within Level II of the fair value hierarchy as it is valued using quoted indices of similar instruments for which the inputs are readily observable.
Note 11. Pension Plans and Other Postretirement Benefit Plan

The Company sponsors (i) both funded and unfunded and qualified and non-qualified pension plans, including the Networks 1212 Plan, Networks Excess Cash Balance Plan, and the Networks Excess Retirement Plan (together, the “Networks Plans”), (ii) an excess savings plan and (iii) a postretirement benefit plan (the “Postretirement Plan”). In connection with the MSGE Distribution, the Company established an unfunded non-contributory, non-qualified frozen excess cash balance plan (the “Sphere Excess Plan”) covering certain employees who participated in the pre-MSGE Distribution cash balance plan, which was transferred to MSGE Entertainment in connection with the MSGE Distribution. The Networks Plans and Sphere Excess Plans are collectively referred to as the “Pension Plans.” Prior to the MSGE Distribution, the Company sponsored two contributory welfare plans which provided certain postretirement healthcare benefits to certain employees hired prior to January 1, 2001. The sponsorship of the Postretirement Plan covering Networks employees was retained by the Company while the postretirement plan covering MSGE employees was transferred to MSG Entertainment in connection with MSGE Distribution. In addition, the liabilities associated with the postretirement plan for MSGE employees were transferred from the Company to MSG Entertainment in connection with the MSGE Distribution. See Note 13. Pension Plans and Other Postretirement Benefit Plans, to the consolidated financial statements included in the 2023 Form 10-K for more information regarding these plans.
Defined Benefit Pension Plans and Postretirement Benefit Plan
The following table presents components of net periodic benefit cost for the Pension Plans and Postretirement Plan included in the accompanying condensed consolidated statements of operations for the three months ended September 30, 2023 and 2022. Service cost is recognized in direct operating expenses and selling, general and administrative expenses. All other components of net periodic benefit cost are reported in Other expense, net.

	Pension Plans		Postretirement Plan
	Three Months Ended		Three Months Ended
	September 30,		September 30,
	2023	2022	2023	2022
Service cost	$61	$123	$5	$15
Interest cost	439	1,189	17	19
Expected return on plan assets	(213)	(1,719)	—	—
Recognized actuarial loss (gain)	(224)	501	(17)	9
Net periodic benefit cost	$63	$94	$5	$43
Contributions for Qualified Defined Benefit Plans
The Company sponsors one non-contributory, qualified defined benefit pension plan covering certain of its union employees, the “Networks 1212 Plan.” During the three months ended September 30, 2023, the Company contributed $500 to the Networks 1212 Plan.

SPHERE ENTERTAINMENT CO.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
(continued)
Defined Contribution Plans
The Company sponsors the MSGN Holdings, L.P. Excess Savings Plan, the Sphere Entertainment Excess Savings Plan, and the Madison Square Garden 401(k) Savings Plan (collectively, “Savings Plans”). For the three months ended September 30, 2023 and 2022, expenses related to the Savings Plans included in the accompanying condensed consolidated and combined statements of operations are as follows:

	Three Months Ended
	September 30,
	2023	2022
Continuing Operations	$1,210	$1,387
Discontinued Operations	—	$1,178
Total Savings Plan Expenses	$1,210	$2,565
Executive Deferred Compensation
See Note 13. Pension Plans and Other Postretirement Benefit Plans, included in the Company’s Audited Consolidated Annual Financial Statements for more information regarding the Company’s Executive Deferred Compensation Plan (the “Deferred Compensation Plan”). The Company recorded compensation income of $107 and $154 for the three months ended September 30, 2023 and 2022, respectively, within Selling, general, and administrative expenses in the condensed, consolidated statements of operations to reflect the remeasurement of the Deferred Compensation Plan liability. In addition, the Company recorded loss of $107 and $154 for the three months ended September 30, 2023 and 2022, respectively, within Other income (expense), net in the condensed, consolidated statements of operations to reflect remeasurement of the fair value of assets under the Deferred Compensation Plan.
The following table summarizes amounts recognized related to the Deferred Compensation Plan in the condensed consolidated and combined balance sheets:

	As of
	September 30, 2023	June 30, 2023
Non-current assets (included in Other non-current assets)	$2,536	$1,087
Non-current liabilities (included in Other non-current liabilities)	$(2,550)	$(1,087)
Note 12. Share-based Compensation
The Company has three share-based compensation plans: the 2020 Employee Stock Plan, the 2020 Stock Plan for Non-Employee Directors and the MSG Networks Inc. 2010 Employee Stock Plan. See Note 14. Share-based Compensation, to the consolidated financial statement included in the 2023 Form 10-K for more detail on these plans.
Share-based compensation expense for the Company’s restricted stock units (“RSUs”), performance stock units (“PSUs”) and/or stock options are recognized in the condensed consolidated statements of operations as a component of direct operating expenses or selling, general and administrative expenses.
The following table summarizes the Company’s share-based compensation expense:

	Three Months Ended
	September 30,
	2023	2022
Share-based compensation (a)	$4,883	$11,490
Fair value of awards vested (b)	$30,153	$32,132
_________________
(a)    Share-based compensation excludes costs that have been capitalized of $906 and $910 for the three months ended September 30, 2023 and 2022, respectively.
(b)    To fulfill required statutory tax withholding obligations for the applicable income and other employment taxes, RSUs and PSUs with an aggregate value of $13,976 and $14,517 were retained by the Company during the three months ended September 30, 2023, and 2022, respectively.
As of September 30, 2023, there was $55,963 of unrecognized compensation cost related to unvested RSUs and PSUs held by the Company’s employees. The cost is expected to be recognized over a weighted-average period of approximately 2.47 years.

SPHERE ENTERTAINMENT CO.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
(continued)
For the three months ended September 30, 2023, weighed-average shares used in the calculation for diluted EPS consisted of 34,911 weighed-average shares for basic EPS and the dilutive effect of 315 shares issuable under share-based compensation plans. For the three months ended September 30, 2022, weighed-average shares used in the calculation for diluted EPS consisted of 34,403 weighed-average shares for basic EPS.
For the three months ended September 30, 2023, weighted-average anti-dilutive shares primarily consisted of approximately 690 units of RSUs and stock options and were excluded in the calculation of diluted earnings per share because their effect would have been anti-dilutive. For the three months ended September 30, 2022, all RSUs and stock options were excluded from the anti-dilutive calculation because the Company reported a net loss for the period and, therefore, their impact on reported loss per share would have been antidilutive.
Award Activity
RSUs
During the three months ended September 30, 2023 and 2022, approximately 449 and 598 RSUs were granted and approximately 564 and 493 RSUs vested, respectively.
PSUs
During the three months ended September 30, 2023 and 2022, approximately 404 and 566 PSUs were granted and approximately 241 and 82 PSUs vested, respectively.
Note 13. Stockholders’ Equity
Preferred Stock
The Company is authorized to issue 15,000 shares of preferred stock, par value $0.01. As of September 30, 2023 and June 30, 2023, no shares of preferred stock were outstanding.
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
Accumulated Other Comprehensive Loss
The following tables detail the components of accumulated other comprehensive loss:

	Three Months Ended
	September 30, 2023
	Pension Plans and Postretirement Plan	Cumulative Translation Adjustments	Accumulated Other Comprehensive Loss
Balance as of June 30, 2023	$(5,138)	$200	$(4,938)
Other comprehensive loss:
Other comprehensive loss before reclassifications	—	(7,919)	(7,919)
Amounts reclassified from accumulated other comprehensive loss (a)	(241)	—	(241)
Income tax benefit	63	2,052	2,115
Other comprehensive loss, total	(178)	(5,867)	(6,045)
Balance as of September 30, 2023	$(5,316)	$(5,667)	$(10,983)

SPHERE ENTERTAINMENT CO.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
(continued)

	Three Months Ended
	September 30, 2022
	Pension Plans and Postretirement Plan	Cumulative Translation Adjustments	Accumulated Other Comprehensive Loss
Balance as of June 30, 2022	$(40,287)	$(8,068)	$(48,355)
Other comprehensive income (loss):
Other comprehensive loss before reclassifications	—	(16,080)	(16,080)
Amounts reclassified from accumulated other comprehensive loss (a)	510	—	510
Income tax (expense) benefit	(10)	2,954	2,944
Other comprehensive income (loss), total	500	(13,126)	(12,626)
Balance as of September 30, 2022	$(39,787)	$(21,194)	$(60,981)
_________________
(a)    Amounts reclassified from accumulated other comprehensive loss represent the amortization of net actuarial loss and net unrecognized prior service credit included in net periodic benefit cost, which is reflected under Other income (expense), net in the accompanying condensed consolidated statements of operations (see Note 11. Pension Plans and Other Postretirement Benefit Plans).
Note 14. Related Party Transactions
As of September 30, 2023, certain members of the Dolan family, including certain trusts for the benefit of members of the Dolan family (collectively, the “Dolan Family Group”), for purposes of Section 13(d) of the Securities Exchange Act of 1934, as amended, collectively beneficially owned 100% of the Company’s outstanding Class B Common Stock and approximately 5.6% of the Company’s outstanding Class A Common Stock (inclusive of options exercisable within 60 days of September 30, 2023). Such shares of the Company’s Class A Common Stock and Class B Common Stock, collectively, represent approximately 72.1% of the aggregate voting power of the Company’s outstanding common stock. Members of the Dolan family are also the controlling stockholders of MSG Entertainment, MSG Sports and AMC Networks Inc.
See Note 17. Related Party Transactions, to the consolidated financial statements included in the 2023 Form 10-K for a description of the Company’s related party arrangements. There have been no material changes in such related party arrangements except as described below.
The Company has entered into arrangements with (i) MSG Sports, pursuant to which MSG Sports provides certain sponsorship and other business operations services to the Company in exchange for service fees, (ii) MSGE Entertainment, pursuant to which MSG Entertainment provides certain sponsorship-related account management services to the Company in exchange for service fees, and (iii) MSG Sports and MSG Entertainment, pursuant to which the three companies have agreed to allocate expenses in connection with the use by each company of aircraft owned or leased by MSG Entertainment and MSG Sports.
The Company has also entered into certain commercial agreements with its equity method investment nonconsolidated affiliates in connection with Sphere. The Company recorded $5,668 and $50,670 for the three months ended September 30, 2023 and 2022, respectively, of capital expenditures in connection with services provided to the Company under these agreements. As of September 30, 2023 and June 30, 2023, accrued liabilities associated with related parties were $16,084 and $13,412, respectively, and are reported under Accounts payable, accrued and other current liabilities in the accompanying condensed consolidated balance sheets.
From time to time the Company enters into arrangements with 605, LLC (“605”). Kristin Dolan, a director of the Company and the spouse of James L. Dolan, the Executive Chairman and Chief Executive Officer of the Company, founded and was the Chief Executive Officer of 605, an audience measurement and data analytics company in the media and entertainment industries, until February 2023. The Company’s Audit Committee approved the entry into one or more agreements with 605 to provide certain data analytics services to the Company for an aggregate amount of up to $1,000. On September 13, 2023, 605 was sold to iSpot.tv, and James L. Dolan and Kristin A. Dolan now hold a minority interest in iSpot.tv. As a result, from and after September 13, 2023, 605 is no longer considered to be a related party.

SPHERE ENTERTAINMENT CO.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
(continued)
Revenues and Operating Expenses
The following table summarizes the composition and amounts of the transactions with the Company’s affiliates. These amounts are reflected in revenues and operating expenses in the accompanying condensed consolidated statements of operations for the three months ended September 30, 2023 and 2022:

	Three Months Ended
	September 30,
	2023	2022
Revenues	$390	$—
Operating expenses (credits):
Media rights fees	$44,185	42,767
Cost reimbursement from MSG Sports - MSG Sports Services Agreement	—	(9,517)
Corporate general and administrative expenses, net - MSG Entertainment Transition Services Agreement (a)	30,337	—
Origination, master control and technical services	1,257	1,232
Other operating expenses, net	544	(11)
Total operating expenses, net (b)	$76,323	$34,471
_________________
(a)    Included in Corporate general and administrative expenses, net - MSG Entertainment Transition Services Agreement are $2,805 related to Restructuring charges for employees who provided services to the Company under the MSG Entertainment Transition Services Agreement.
(b)    Of the total operating expenses, net, $46,078 and $44,248 for three months ended September 30, 2023 and 2022, respectively, are included in direct operating expenses in the accompanying condensed consolidated statements of operations, and $30,245 and $(9,777) for three months ended September 30, 2023 and 2022, respectively, are included as net credits in selling, general, and administrative expenses.
Revenues
Revenues from related parties relate primarily to certain advertising agreements between MSG Networks and MSG Sports.
Note 15. Segment Information
As of September 30, 2023, the Company was comprised of two reportable segments: Sphere and MSG Networks. The Company takes into account whether two or more operating segments can be aggregated together as one reportable segment as well as the type of discrete financial information that is available and regularly reviewed by its Chief Operating Decision Maker.
The Company evaluates segment performance based on several factors, of which the key financial measure is adjusted operating income (loss), a non-GAAP financial measure. We define adjusted operating income (loss) as operating income (loss) excluding:
(i) depreciation, amortization and impairments of property and equipment, goodwill and intangible assets,
(ii) amortization for capitalized cloud computing arrangement costs,
(iii) share-based compensation expense,
(iv) restructuring charges or credits,
(v) merger and acquisition-related costs, including merger-related litigation expenses,
(vi) gains or losses on sales or dispositions of businesses and associated settlements,
(vii) the impact of purchase accounting adjustments related to business acquisitions, and
(viii) gains and losses related to the remeasurement of liabilities under the Company’s Executive Deferred Compensation Plan (which was established in November 2021).
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

SPHERE ENTERTAINMENT CO.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
(continued)
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
Information as to the operations of the Company’s reportable segments is set forth below.

	Three Months Ended
	September 30, 2023
	Sphere	MSG Networks	Total
Revenues	$7,779	$110,228	$118,007
Direct operating expenses	(7,805)	(76,694)	(84,499)
Selling, general and administrative expenses	(84,150)	(2,994)	(87,144)
Depreciation and amortization	(12,377)	(1,882)	(14,259)
Other gains, net	1,497	—	1,497
Restructuring charges	(3,391)	—	(3,391)
Operating (loss) income	$(98,447)	$28,658	$(69,789)
Interest income			4,378
Other income, net			42,196
Loss from operations before income taxes			$(23,215)
Reconciliation of operating (loss) income to adjusted operating (loss) income:
Operating (loss) income	$(98,447)	$28,658	$(69,789)
Add back:
Share-based compensation	3,919	964	4,883
Depreciation and amortization	12,377	1,882	14,259
Restructuring charges	3,391	—	3,391
Other gains, net	(1,497)	—	(1,497)
Merger and acquisition related costs, net of insurance recoveries	(2,702)	(6,341)	(9,043)
Amortization for capitalized cloud computing arrangement costs	—	22	22
Remeasurement of deferred compensation plan liabilities	(107)	—	(107)
Adjusted operating (loss) income	$(83,066)	$25,185	$(57,881)
Other information:
Capital expenditures	$183,163	$1,408	$184,571

SPHERE ENTERTAINMENT CO.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
(continued)

	Three Months Ended
	September 30, 2022
	Sphere	MSG Networks	Total
Revenues	$650	$122,479	$123,129
Direct operating expenses	—	(75,420)	(75,420)
Selling, general and administrative expenses	(77,191)	(17,440)	(94,631)
Depreciation and amortization	(4,515)	(1,618)	(6,133)
Other gains, net	2,000	—	2,000
Operating (loss) income	$(79,056)	$28,001	$(51,055)
Interest income			3,333
Other expense, net			(415)
Loss from operations before income taxes			$(48,137)
Reconciliation of operating (loss) income to adjusted operating (loss) income:
Operating (loss) income	$(79,056)	$28,001	$(51,055)
Add back:
Share-based compensation	9,786	1,704	11,490
Depreciation and amortization	4,515	1,618	6,133
Other gains, net	(2,000)	—	(2,000)
Merger and acquisition related costs	2,749	1,901	4,650
Amortization for capitalized cloud computing arrangement costs	77	44	121
Remeasurement of deferred compensation plan liabilities	(154)	—	(154)
Adjusted operating (loss) income	(64,083)	$33,268	$(30,815)
Other information:
Capital expenditures	$260,239	$1,227	$261,466
Concentration of Risk
Accounts receivable, net in the accompanying condensed consolidated balance sheets as of September 30, 2023 and June 30, 2023 include amounts due from the following individual customers, which accounted for the noted percentages of the gross balance:

	September 30, 2023	June 30, 2023
Customer A	22%	23%
Customer B	21%	22%
Customer C	17%	17%
Revenues in the accompanying condensed consolidated statements of operations for the three months ended September 30, 2023 and September 30, 2022 include amounts from the following individual customers:

	Three Months Ended
	September 30,
	2023	2022
Customer 1	30%	31%
Customer 2	30%	31%
Customer 3	24%	26%

SPHERE ENTERTAINMENT CO.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
(continued)
Note 16. Additional Financial Information
The following table provides a summary of the amounts recorded as cash, cash equivalents and restricted cash.

	As of
	September 30, 2023	June 30, 2023
Cash and cash equivalents	$433,507	$131,965
Restricted cash	18,235	$297,149
Total cash, cash equivalents and restricted cash	$451,742	$429,114
The Company’s cash, cash equivalents, and restricted cash are classified within Level I of the fair value hierarchy as it is valued using observable inputs that reflect quoted prices for identical assets in active markets. The Company’s restricted cash includes cash deposited in escrow accounts. The Company has deposited cash in an interest-bearing escrow account related to credit support, debt facilities, and collateral to its workers compensation and general liability insurance obligations.
Prepaid expenses and other current assets consisted of the following:

	As of
	September 30, 2023	June 30, 2023
Prepaid expenses	$18,812	$22,616
Note and other receivables	28,441	21,453
Inventory	2,388	—
Current deferred production costs	11,624	6,524
Other	4,990	5,492
Total prepaid expenses and other current assets	$66,255	$56,085
Accounts payable, accrued and other current liabilities consisted of the following:

	As of
	September 30, 2023	June 30, 2023
Accounts payable	$19,319	$39,654
Accrued payroll and employee related liabilities	42,809	75,579
Cash due to promoters	71,059	73,611
Capital related accruals	224,788	236,593
Accrued legal fees	24,679	53,857
Other accrued expenses	45,437	36,437
Total accounts payable, accrued and other current liabilities	$428,091	$515,731

Other income (expense), net includes the following:

	Three Months Ended
	September 30,
	2023	2022
Gain on litigation settlement	62,647	$—
Realized loss on equity method investments	(19,027)	(2,247)
Other	(1,424)	1,832
Total other income (expense), net	$42,196	$(415)
Income Taxes
During the three months ended September 30, 2023 and 2022, the Company made income tax payments, net of refunds, of $17,868 and $974, respectively.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations
All dollar amounts included in the following MD&A are presented in thousands, except as otherwise noted.

This Management’s Discussion and Analysis of Financial Condition and Results of Operations (“MD&A”) contains forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. In this MD&A, there are statements concerning the future operating and future financial performance of Sphere Entertainment Co. and its direct and indirect subsidiaries (collectively, “we,” “us,” “our,” “Sphere Entertainment,” or the “Company”), including (i) our plans to refinance MSG Networks’ existing debt, (ii) the success of Sphere and The Sphere ExperienceTM, (iii) timing and costs of new venue construction and the development of related content, (iv) our execution of the strategy for and the success of MSG Networks’ direct-to-consumer and authenticated streaming product, (v) the ability to reduce or defer certain discretionary capital projects, and (vi) our plans for possible additional debt financing. Words such as “expects,” “anticipates,” “believes,” “estimates,” “may,” “will,” “should,” “could,” “potential,” “continue,” “intends,” “plans,” and similar words and terms used in the discussion of future operating and future financial performance identify forward-looking statements. Investors are cautioned that such forward-looking statements are not guarantees of future performance, results or events and involve risks and uncertainties and that actual results or developments may differ materially from the forward-looking statements as a result of various factors. Factors that may cause such differences to occur include, but are not limited to:
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
•the successful development of The Sphere Experience and related original immersive productions and content and the investments associated with such development, as well as investment in personnel, content and technology for Sphere;
•our ability to successfully design, construct, finance and operate new Sphere venues, and the investments, costs and timing associated with those efforts, including obtaining financing, the impact of inflation and any construction delays and/or cost overruns;
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
•our ability to successfully execute MSG Networks’ strategy for its direct-to-consumer and authenticated streaming product (MSG+), the success of such offering and our ability to adapt to new content distribution platforms or changes in consumer behavior resulting from emerging technologies;
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
•general economic conditions, especially in the Las Vegas and New York City metropolitan areas where we have significant business activities;
•the demand for advertising and marketing partnership offerings at Sphere and advertising and viewer ratings for our networks;
•competition, for example, from other venues (including the construction of new competing venues) and other regional sports and entertainment offerings;

•our ability to effectively manage any impacts of future pandemics or public health emergencies, as well as renewed actions taken in response by governmental authorities or certain professional sports leagues, including ensuring compliance with rules and regulations imposed upon our venues, to the extent applicable;
•the effect of any postponements or cancellations of events by third-parties or the Company as a result of future pandemics due to operational challenges and other health and safety concerns;
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
•our ability to achieve the intended benefits of the MSGE Distribution; and
•the additional factors described under “Risk Factors” in the Company’s Annual Report on Form 10-K for the year ended June 30, 2023 filed on August 22, 2023 (the “2023 Form 10-K”).

These forward-looking statements are subject to a number of risks, uncertainties and assumptions, including those described in “Risk Factors” in the 2023 Form 10-K. Moreover, we operate in a very competitive and rapidly changing environment. New risks emerge from time to time. It is not possible for our management to predict all risks, nor can we assess the impact of all factors on our business or the extent to which any factor, or combination of factors, may cause actual results to differ materially from those contained in any forward-looking statements we may make. In light of these risks, uncertainties and assumptions, the forward-looking events and circumstances discussed in this Form 10-Q may not occur and actual results could differ materially and adversely from those anticipated or implied in the forward-looking statements.
You should not rely upon forward-looking statements as predictions of future events. We cannot guarantee that the future results, levels of activity, performance or events and circumstances reflected in the forward-looking statements will be achieved or occur. Moreover, except as required by law, neither we nor any other person assumes responsibility for the accuracy and completeness of the forward-looking statements. We undertake no obligation to update publicly any forward-looking statements for any reason after the date of this Form 10-Q to conform these statements to actual results or to changes in our expectations.
Introduction
This MD&A is provided as a supplement to, and should be read in conjunction with, the Company’s unaudited condensed consolidated financial statements (“financial statements”) and accompanying notes thereto included in this Quarterly Report on Form 10-Q, as well as the Company’s audited consolidated financial statements and notes thereto as of June 30, 2023 and 2022 and for the three years ended June 30, 2023, 2022 and 2021 (“Audited Consolidated Annual Financial Statements”) included in the 2023 Form 10-K, to help provide an understanding of our financial condition, changes in financial condition and results of operations.
Business Overview
Sphere Entertainment Co. (the “Company”) is a premier live entertainment and media company comprised of two reportable segments, Sphere and MSG Networks. Sphere is a next-generation entertainment medium, and MSG Networks operates two regional sports and entertainment networks, as well as a direct-to-consumer and authenticated streaming product.
Sphere: This segment reflects SphereTM, a next-generation entertainment medium powered by cutting-edge technologies that enables multi-sensory storytelling at an unparalleled scale. The Company’s first Sphere opened in Las Vegas in September 2023. The venue can accommodate up to 20,000 guests and will host a wide variety of events year-round, including The Sphere ExperienceTM, which features original immersive productions, as well as concerts and residencies from renowned artists, and marquee sporting and corporate events. Supporting this strategy is Sphere Studios, which is home to a team of creative, production, technology and software experts who provide full in-house creative and production services. The studio campus in Burbank includes a 68,000-square-foot development facility, as well as Big Dome, a 28,000-square-foot, 100-foot high custom dome, with a quarter-sized version of the screen at Sphere in Las Vegas, that serves as a specialized screening, production facility, and lab for content at Sphere.
MSG Networks: This segment is comprised of the Company’s regional sports and entertainment networks, MSG Network and MSG Sportsnet, as well as its direct-to-consumer and authenticated streaming product, MSG+. MSG Networks serves the New York designated market area, as well as other portions of New York, New Jersey, Connecticut and Pennsylvania and features a wide range of sports content, including exclusive live local games and other programming of the New York Knicks (the “Knicks”) of the National Basketball Association (the “NBA”) and the New York Rangers (the “Rangers”), New York Islanders (the “Islanders”), New Jersey Devils (the “Devils”) and Buffalo Sabres (the “Sabres”) of the National Hockey League (the “NHL”), as well as significant coverage of the New York Giants (the “Giants”) and the Buffalo Bills (the “Bills”) of the National Football League (the “NFL”).
Unless the context otherwise requires, all references to “Sphere Entertainment” or the “Company” refer collectively to Sphere Entertainment Co., a holding company, and its direct and indirect subsidiaries.
Our MD&A is organized as follows:
Results of Operations. This section provides an analysis of our unaudited results of operations for the three months ended September 30, 2023 and 2022 on both a (i) consolidated basis and (ii) segment basis.
Liquidity and Capital Resources. This section provides a discussion of our financial condition and liquidity, an analysis of our cash flows for the three months ended September 30, 2023 and 2022, as well as certain contractual obligations and off-balance sheet arrangements.
Seasonality of Our Business. This section discusses the seasonal performance of our business.

Recently Issued Accounting Pronouncements and Critical Accounting Policies. This section discusses accounting pronouncements that have been adopted by the Company, recently issued accounting pronouncements not yet adopted by the Company, as well as the results of the Company’s annual impairment testing of goodwill and identifiable indefinite-lived intangible assets performed during the first quarter of Fiscal Year 2024. This section should be read together with our critical accounting policies, which are discussed in the 2023 Form 10-K under “Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations — Recently Issued Accounting Pronouncements and Critical Accounting Policies — Critical Accounting Policies” and in the notes to the Audited Consolidated Annual Financial Statements of the Company included therein.
MSG Entertainment Distribution
On April 20, 2023 (the “MSGE Distribution Date”), the Company distributed approximately 67% of the outstanding common stock of Madison Square Garden Entertainment Corp. (“MSG Entertainment”, formerly MSGE Spinco, Inc.) to its stockholders (the “MSGE Distribution”), with the Company retaining approximately 33% of the outstanding common stock of MSG Entertainment (in the form of MSG Entertainment Class A common stock) immediately following the MSGE Distribution (the “MSGE Retained Interest”). Following the MSGE Distribution Date, the Company retained the Sphere and MSG Networks businesses and MSG Entertainment now owns the traditional live entertainment business previously owned and operated by the Company through its Entertainment business segment, excluding the Sphere business. In the MSGE Distribution, stockholders of the Company received (a) one share of MSG Entertainment’s Class A common stock, par value $0.01 per share, for every share of the Company’s Class A common stock, par value $0.01 per share, held of record as of the close of business, New York City time, on April 14, 2023 (the “Record Date”), and (b) one share of MSG Entertainment’s Class B common stock, par value $0.01 per share, for every share of the Company’s Class B common stock, par value $0.01 per share, held of record as of the close of business, New York City time, on the Record Date. See Note 1. Description of Business and Basis of Presentation, to the Audited Consolidated Annual Financial Statements for more information about the MSGE Distribution.

As of September 30, 2023, following the sales of portions of the MSGE Retained Interest and the repayment of the delayed draw term loan (further discussed below) with MSG Entertainment using a portion of the MSGE Retained Interest, the Company no longer holds any of the outstanding common stock of MSG Entertainment.
As of April 20, 2023, the MSG Entertainment business met the criteria for discontinued operations and was classified as a discontinued operation.
Tao Group Hospitality Disposition
On May 3, 2023, the Company completed the sale of its 66.9% majority interest in TAO Group Sub-Holdings LLC (“Tao Group Hospitality”) to a subsidiary of Mohari Hospitality Limited, a global investment company focused on the luxury lifestyle and hospitality sectors (the “Tao Group Hospitality Disposition”). See Note 3. Discontinued Operations, to the Audited Consolidated Annual Financial Statements for more information about the Tao Group Hospitality Disposition.
Since March 31, 2023, the Tao Group Hospitality segment met the criteria for discontinued operations and was classified as a discontinued operation.
Factors Affecting Operating Results
The operating results of our Sphere segment are largely dependent on our ability to attract audiences to The Sphere Experience, and advertisers and marketing partners, as well as guests and artists to residencies, concerts and other events at our venue. The operating results of our MSG Networks segment are largely dependent on the affiliation agreements MSG Networks negotiates with Distributors, the number of subscribers of certain Distributors, the success of our DTC product, and the advertising rates we charge advertisers. Certain of these factors in turn depend on the popularity and/or performance of the professional sports teams whose games we broadcast on our networks.
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

Condensed Consolidated Results of Operations
Comparison of the Three Months Ended September 30, 2023 versus the Three Months Ended September 30, 2022
The tables below set forth, for the periods presented, certain historical financial information.

	Three Months Ended
	September 30,		Change
	2023	2022	Amount	Percentage
Revenues	$118,007	$123,129	$(5,122)	(4)%
Direct operating expenses	(84,499)	(75,420)	(9,079)	12%
Selling, general, and administrative expenses	(87,144)	(94,631)	7,487	(8)%
Depreciation and amortization	(14,259)	(6,133)	(8,126)	132%
Other gains, net	1,497	2,000	(503)	(25)%
Restructuring charges	(3,391)	—	(3,391)	NM
Operating loss	(69,789)	(51,055)	(18,734)	37%
Interest income	4,378	3,333	1,045	31%
Other income (expense), net	42,196	(415)	42,611	NM
Loss from operations before income taxes	(23,215)	(48,137)	24,922	52%
Income tax benefit	90,287	1,834	88,453	NM
Income (loss) from continuing operations	67,072	(46,303)	113,375	NM
(Loss) income from discontinued operations, net of taxes	(647)	2,260	(2,907)	NM
Net income (loss)	66,425	(44,043)	110,468	NM
Less: Net loss attributable to nonredeemable noncontrolling interests from discontinued operations	—	(410)	410	NM
Less: Net income attributable to redeemable noncontrolling interests from discontinued operations	—	1,124	(1,124)	NM
Net income (loss) attributable to Sphere Entertainment Co.’s stockholders	$66,425	$(44,757)	$111,182	NM
_________________
NM — Absolute percentages greater than 200% and comparisons from positive to negative values or to zero values are considered not meaningful.
The following is a summary of changes in our segments’ operating results for the three months ended September 30, 2023, as compared to the prior year period, which are discussed below under “Business Segment Results.”

	Three Months Ended
	September 30, 2023
Changes attributable to	Revenues	Direct operating expenses	Selling, general and administrative expenses	Depreciation and amortization	Other gains, net	Restructuring charges	Operating loss
Sphere segment	$7,129	$(7,805)	$(6,959)	$(7,862)	$(503)	$(3,391)	$(19,391)
MSG Networks segment	(12,251)	(1,274)	14,446	(264)	—	—	657
	$(5,122)	$(9,079)	$7,487	$(8,126)	$(503)	$(3,391)	$(18,734)
Depreciation and amortization
For the three months ended September 30, 2023, depreciation and amortization increased $8,126, or 132%, to $14,259 as compared to the prior year period primarily due to an increase in depreciation of assets relating to Sphere in Las Vegas that were placed in service during the first quarter of Fiscal Year 2024.
Other gains, net
For the three months ended September 30, 2023, other gains, net, decreased $503, to $1,497 as compared to the prior year period. The Company received insurance proceeds of $1,497 and $2,000 during the three months ended September 30, 2023 and 2022, respectively, related to the Company’s creative studio in Burbank, California.

Restructuring charges
For the three months ended September 30, 2023, the Company recorded total restructuring charges of $3,391 related to termination benefits provided for certain executives and employees. No amounts were recorded as restructuring charges during the comparative prior year period.
Interest income
Interest income for the three months ended September 30, 2023 increased $1,045, as compared to the prior year period primarily due to higher interest rates and higher average balances in the Company’s cash and cash equivalents.
Other income (expense), net
Other income (expense), net for the three months ended September 30, 2023 increased $42,611 as compared to the prior year period, primarily due to a realized gain of $62,647 related to the Networks Merger litigation, offset by a realized loss of $19,027 related to the sale of a portion of the MSGE Retained Interest.
Income tax benefit
In general, the Company is required to use an estimated annual effective tax rate to measure the tax benefit or expense recognized in an interim period. The estimated annual effective tax rate is revised on a quarterly basis.
Income tax benefit for the three months ended September 30, 2023 of $90,287, reflects an effective tax rate of 389%. The effective tax rate exceeds the statutory federal tax rate of 21% primarily due to discrete items including $64,401 of income tax benefit related to the state rate change used to measure the deferred taxes, and income tax benefit of $15,655 related to the nontaxable gain on the repayment of all amounts outstanding under the delayed draw term loan facility (the “DDTL Facility”).

Income tax benefit for the three months ended September 30, 2022 of $1,834, reflects an effective tax rate of 4%. The effective tax rate is lower than the statutory federal tax rate of 21% primarily due to nondeductible transaction costs and state and local taxes.
Adjusted operating income (loss) (“AOI”)
The following is a reconciliation of operating loss to adjusted operating loss (as defined in Note 15. Segment Information in the Audited Consolidated Annual Financial Statements) for the three months ended September 30, 2023 as compared to the prior year period:

	Three Months Ended
	September 30,		Change
	2023	2022	Amount	Percentage
Operating loss	$(69,789)	$(51,055)	$(18,734)	(37)%
Share-based compensation	4,883	11,490	(6,607)	(58)%
Depreciation and amortization	14,259	6,133	8,126	132%
Restructuring charges	3,391	—	3,391	NM
Other gains, net	(1,497)	(2,000)	503	25%
Merger and acquisition related costs, net of insurance recoveries	(9,043)	4,650	(13,693)	NM
Amortization for capitalized cloud computing arrangement costs	22	121	(99)	(82)%
Remeasurement of deferred compensation plan liabilities	(107)	(154)	47	NM
Adjusted operating loss	$(57,881)	$(30,815)	$(27,066)	(88)%
________________
NM — Absolute percentages greater than 200% and comparisons from positive to negative values or to zero values are considered not meaningful.

Adjusted operating loss for the three months ended September 30, 2023 increased $27,066 to $57,881. The changes in adjusted operating loss were attributable to the following:

Three Months Ended
Changes attributable to	September 30, 2023
Sphere segment	$(18,983)
MSG Networks segment	(8,083)
$(27,066)
Business Segment Results
Sphere
The tables below set forth, for the periods presented, certain historical financial information and a reconciliation of operating loss to adjusted operating loss for the Company’s Sphere segment.

	Three Months Ended
	September 30,		Change
	2023	2022	Amount	Percentage
Revenues	$7,779	$650	$7,129	NM
Direct operating expenses	(7,805)	—	(7,805)	NM
Selling, general, and administrative expenses	(84,150)	(77,191)	(6,959)	9%
Depreciation and amortization	(12,377)	(4,515)	(7,862)	174%
Other gains, net	1,497	2,000	(503)	25%
Restructuring charges	(3,391)	—	(3,391)	NM
Operating loss	$(98,447)	$(79,056)	$(19,391)	(25)%
Reconciliation to adjusted operating loss:
Share-based compensation	3,919	9,786	(5,867)	(60)%
Depreciation and amortization	12,377	4,515	7,862	174%
Restructuring charges	3,391	—	3,391	NM
Other gains, net	(1,497)	(2,000)	503	25%
Merger and acquisition related costs, net of insurance recoveries	(2,702)	2,749	(5,451)	(198)%
Amortization for capitalized cloud computing arrangement costs	—	77	(77)	(100)%
Remeasurement of deferred compensation plan liabilities	(107)	(154)	47	NM
Adjusted operating loss	$(83,066)	$(64,083)	$(18,983)	(30)%
________________
NM — Absolute percentages greater than 200% and comparisons from positive to negative values or to zero values are considered not meaningful.
Revenues
Revenues for the three months ended September 30, 2023 increased $7,129, as compared to the prior year period. The changes in revenues were attributable to the following:

Three Months Ended
September 30, 2023
Increase in event-related revenues	$4,059
Increase in revenues from sponsorship, signage, Exosphere advertising, and suite license fee revenues	2,560
Other net increases	510
$7,129
For the three months ended September 30, 2023, the increase in event-related revenues was primarily due to revenues from concerts of $4,059, which reflects the opening of Sphere in Las Vegas on September 29, 2023.
For the three months ended September 30, 2023, the increase in revenues from sponsorship, signage, Exosphere advertising and suite license fees primarily reflects advertising campaigns on the Exosphere, which began in September 2023.

Direct operating expenses
Direct operating expenses for the three months ended September 30, 2023 increased by $7,805, as compared to the prior year period. The changes in direct operating expenses were attributable to the following:

Three Months Ended
September 30, 2023
Increase in venue operating expenses	$2,826
Increase in event-related direct operating expenses	2,169
Increase in direct operating expenses for The Sphere Experience	2,114
Increase in expenses from sponsorship, signage, Exosphere advertising, and suite license fees	541
Other net increases	155
$7,805
For the three months ended September 30, 2023, the increase in venue operating expenses reflects the opening of Sphere in Las Vegas on September 29, 2023.
For the three months ended September 30, 2023, the increase in event-related direct operating expenses was due to expenses from concerts of $2,169, which reflects the opening of Sphere in Las Vegas on September 29, 2023.
For the three months ended September 30, 2023, the increase in direct operating expenses for The Sphere Experience was due to advertising expenses ahead of the October 6, 2023 debut of The Sphere Experience featuring Postcard From Earth.
For the three months ended September 30, 2023, the increase in direct operating expenses from sponsorship, signage, Exosphere advertising, and suite license fees revenue primarily reflects expenses related to advertising campaigns on the Exosphere, which began in September 2023.
Selling, general, and administrative expenses
For the three months ended September 30, 2023, selling, general, and administrative expenses increased $6,959, or 9% to $84,150 as compared to the prior year period. The increase was primarily due to the impact of the Company’s transition services agreement with MSG Entertainment, higher employee compensation and related benefits and other cost increases. The overall increase was partially offset by the absence of certain corporate expenses that were included in the results for the first quarter of Fiscal Year 2023. While the Company did not incur these corporate costs after the MSGE Distribution Date (April 20, 2023) and does not expect to incur these corporate costs in future periods, they did not meet the criteria for inclusion in discontinued operations for all periods prior to the MSGE Distribution Date.
Depreciation and amortization
For the three months ended September 30, 2023, depreciation and amortization increased $7,862, or 174%, to $12,377 as compared to the prior year period primarily due to an increase in depreciation of assets relating to Sphere in Las Vegas that were placed in service during the first quarter of Fiscal Year 2024.
Other gains, net
For the three months ended September 30, 2023, other gains, net, decreased $503, to $1,497 as compared to the prior year period. The Company received insurance proceeds of $1,497 and $2,000 during the three months ended September 30, 2023 and 2022, respectively, related to the Company’s creative studio in Burbank, California.
Restructuring charges
For the three months ended September 30, 2023, the Company recorded total restructuring charges of $3,391 related to termination benefits provided for certain executives and employees. No amounts were recorded as restructuring charges during the comparative prior year period.
Operating loss
Operating loss for the three months ended September 30, 2023 was $98,447 as compared to $79,056 in the prior year period, an increase of $19,391. The increase in operating loss was primarily due to an increase in depreciation and amortization, direct operating expenses, selling, general and administrative expenses, and restructuring charges, partially offset by the increase in revenues.

Adjusted operating income (loss)
Adjusted operating loss for the three months ended September 30, 2023 increased $18,983 to $83,066 as compared to the prior year period. The increase in adjusted operating loss was primarily due to an increase in selling, general and administrative expenses (excluding share-based compensation expense and merger and acquisition related costs) and direct operating expenses, partially offset by the increase in revenues.
MSG Networks
The tables below set forth, for the periods presented, certain historical financial information and a reconciliation of operating income to adjusted operating income for the Company’s MSG Networks segment.

	Three Months Ended
	September 30,		Change
	2023	2022	Amount	Percentage
Revenues	$110,228	$122,479	$(12,251)	(10)%
Direct operating expenses	(76,694)	(75,420)	(1,274)	2%
Selling, general, and administrative expenses	(2,994)	(17,440)	14,446	(83)%
Depreciation and amortization	(1,882)	(1,618)	(264)	16%
Operating income	$28,658	$28,001	$657	2%
Reconciliation to adjusted operating income:
Share-based compensation	964	1,704	(740)	(43)%
Depreciation and amortization	1,882	1,618	264	16%
Merger and acquisition related costs, net of insurance recoveries	(6,341)	1,901	(8,242)	NM
Amortization for capitalized cloud computing arrangement costs	22	44	(22)	50%
Adjusted operating income	$25,185	$33,268	$(8,083)	(24)%
________________
NM — Absolute percentages greater than 200% and comparisons from positive to negative values or to zero values are considered not meaningful.
Revenues
Revenues for the three months ended September 30, 2023 decreased $12,251 as compared to the prior year period. The changes in revenues were attributable to the following:

Three Months Ended
September 30, 2023
Decrease in affiliation fee revenue	$(11,746)
Decrease in advertising revenue	(375)
Other net decreases	(130)
$(12,251)
For the three months ended September 30, 2023, affiliation fee revenue decreased $11,746, primarily due to a decrease in subscribers of approximately 11.5%, partially offset by the impact of higher affiliation rates.
Direct operating expenses
Direct operating expenses for the three months ended September 30, 2023 increased by $1,274, as compared to the prior year period. The changes in direct operating expenses were attributable to the following:

Three Months Ended
September 30, 2023
Increase in rights fees expense	$1,547
Change in other programming and production costs	(273)
$1,274
For the three months ended September 30, 2023, right fees expense increased $1,547 primarily due to the impact of annual contractual rate increases.

Selling, general, and administrative expenses
For the three months ended September 30, 2023, selling, general and administrative expenses of $2,994 decreased $14,446 as compared to the prior year period, primarily due to lower professional fees of $8,050 inclusive of litigation-related insurance recoveries associated with the Networks Merger, and lower employee compensation and related benefits of $3,739.
Operating income
For the three months ended September 30, 2023, operating income of $28,658 increased $657, or 2%, as compared to the prior year period, primarily due to the decrease in selling, general and administrative expenses, partially offset by the decrease in revenues and to a lesser extent, the increase in direct operating expenses.
Adjusted operating income
For the three months ended September 30, 2023, adjusted operating income of $25,185 decreased $8,083, or 24%, as compared to the prior year period, primarily due to the decrease in revenues and, to a lesser extent, the increase in direct operating expenses, partially offset by the decrease in selling, general and administrative expenses (excluding merger and acquisition related costs, net of insurance recoveries).
Liquidity and Capital Resources
Sources and Uses of Liquidity
As of September 30, 2023, the Company’s unrestricted cash and cash equivalents balance, inclusive of approximately $123,100 in advance cash proceeds primarily related to ticket sales, was $433,507, as compared to $131,965 as of June 30, 2023. Included in unrestricted cash and cash equivalents as of September 30, 2023 was $113,950 of cash and cash equivalents at MSG Networks, which is not available for distribution to the Company in order to maintain compliance with the covenants under the MSG Networks Credit Facilities (as defined below). As of September 30, 2023, the Company’s restricted cash balance was $18,235, as compared to $297,149 as of June 30, 2023, which included $275,000 required to be held in an account pledged as collateral for the LV Sphere Term Loan Facility until its release upon the Liquidity Covenant Reduction Date (as defined below), which occurred on August 8, 2023. The principal balance of the Company’s total debt outstanding as of September 30, 2023 was $1,207,250, including $932,250 of debt under the MSG Networks Credit Facilities. The balance under the MSG Networks Credit Facilities was reduced to $911,625 on October 2, 2023 upon MSG Networks’ completion of its required quarterly amortization payment.
Our primary sources of liquidity are cash and cash equivalents and cash flows from the operations of our businesses. The Company’s uses of cash over the next 12 months are expected to be substantial and include working capital-related items (including funding our operations), capital spending (including the creation of additional content for Sphere), required debt service payments, and payments we expect to be made in connection with the refinancing of our indebtedness, and investments and related loans and advances that we may fund from time to time. We may also use cash to repurchase our common stock. Our decisions as to the use of our available liquidity will be based upon the ongoing review of the funding needs of our businesses, the optimal allocation of cash resources, and the timing of cash flow generation. To the extent that we desire to access alternative sources of funding through the capital and credit markets, market conditions could adversely impact our ability to do so at that time.
Our ability to have sufficient liquidity to fund our operations and refinance the MSG Networks Credit Facilities is dependent on the ability of Sphere in Las Vegas to generate significant positive cash flow during Fiscal Year 2024. Although we anticipate that Sphere in Las Vegas will generate substantial revenue and adjusted operating income on an annual basis over time, there can be no assurance that guests, artists, promoters, advertisers and marketing partners will embrace this new platform. Original immersive productions, such as Postcard From Earth, have not been previously pursued on the scale of Sphere, which increases the uncertainty of our operating expectations. To the extent that our efforts do not result in viable shows, or to the extent that any such productions do not achieve expected levels of popularity among audiences, we may not generate the cash flows from operations necessary to fund our operations. To the extent we do not realize expected cash flows from operations from Sphere in Las Vegas, we would have to take several actions to improve our financial flexibility and preserve liquidity, including significant reductions in both labor and non-labor expenses as well as reductions and/or deferrals in capital spending. Therefore, while we currently believe we will have sufficient liquidity from cash and cash equivalents and cash flows from operations (including expected cash flows from operations from Sphere in Las Vegas) to fund our operations and service our credit facilities, which includes the Company’s expectation that MSG Networks will pay down $102,125 in required quarterly amortization payments on the MSG Networks Credit Facilities, as described below, no assurance can be provided our liquidity will be sufficient in the event any of the preceding uncertainties facing Sphere in Las Vegas are realized over the next 12 months. The Company also anticipates MSG Networks will pay a portion of its term loan upon refinancing of the MSG Networks Credit Facilities prior to its maturity in October 2024.

As disclosed in Note 10. Credit Facilities, all of the outstanding borrowings under the MSG Networks Credit Facilities are guaranteed by the MSGN Guarantors (as defined under Note 10. Credit Facilities) and secured by the MSGN Collateral (as defined under Note 10. Credit Facilities). Sphere Entertainment Co., Sphere Entertainment Group, LLC and the subsidiaries of Sphere Entertainment Group, LLC (collectively, the “Non-Credit Parties”) are not legally obligated to fund the outstanding borrowings under the MSG Networks Credit Facilities, nor are the assets of the Non-Credit Parties pledged as security under the MSG Networks Credit Facilities. Over the next 12 months, MSG Networks expects to make $102,125 in required quarterly amortization payments on the MSG Networks Credit Facilities. The remaining outstanding borrowings under the MSG Networks Credit Facilities of $829,125 are scheduled to mature within one year beyond the issuance date of the unaudited condensed consolidated financial statements included in this Quarterly Report on Form 10-Q. However, MSG Networks will be unable to generate sufficient operating cash flows over the next 12 months to settle the remaining outstanding borrowings under the MSG Networks Credit Facilities when they become due. Therefore, management plans to refinance the MSG Networks Credit Facilities prior to maturity. While MSG Networks has historically been able to refinance its indebtedness, management can provide no assurance MSG Networks will be able to refinance the MSG Networks Credit Facilities, or that such refinancing will be secured on terms that are acceptable to MSG Networks. In the event MSG Networks is unable to refinance the amount scheduled to mature under the MSG Networks Credit Facilities or secure alternative sources of funding through the capital and credit markets on acceptable terms, the lenders would retain their right to exercise all of their remedies under the MSG Networks Credit Facilities, which would include, but not be limited to, declaring an event of default and foreclosing on the MSGN Collateral. In the event of an exercise of post-default rights and remedies, the Company believes the lenders would have no further remedies or recourse against the Non-Credit Parties pursuant to the terms of the MSG Networks Credit Facilities. While this condition raises substantial doubt about the Company’s ability to continue as a going concern, for the reasons stated in this paragraph, we have concluded this condition has been effectively alleviated and the Company will be able to continue as a going concern for at least one year beyond the issuance date of the unaudited condensed consolidated financial statements included in this Quarterly Report on Form 10-Q.
See Note 10. Credit Facilities, to the condensed consolidated financial statements included in this Quarterly Report on Form 10-Q for a discussion of the MSG Networks Credit Facilities and the LV Sphere Term Loan Facility.
For additional information regarding the Company’s capital expenditures, including those related to Sphere in Las Vegas, see Note 18. Segment Information, to the Company’s Audited Consolidated Annual Financial Statements.
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
Spheres
The Company opened Sphere in Las Vegas in September 2023. See “Part I — Item 1. Our Business — Sphere” in the 2023 Form 10-K. The venue has a number of revenue streams, including The Sphere Experience (which includes original immersive productions), advertising and marketing partnerships, and concert residencies, corporate and marquee sporting events, each of which the Company expects to become significant over time. As a result, over time, we anticipate that Sphere in Las Vegas will generate substantial revenue and adjusted operating income on an annual basis.
In February 2018, we announced the purchase of land in Stratford, London, which we expect will become home to a future Sphere. The Company submitted planning applications to the local planning authority in March 2019 and that process, which requires various stages of review to be completed and approvals to be granted, is ongoing. Therefore, we do not have a definitive timeline at this time.
We will continue to explore additional domestic and international markets where we believe Sphere venues can be successful. The Company’s intention for any future venues is to utilize several options, such as joint ventures, equity partners, a managed venue model and non-recourse debt financing.
Financing Agreements
See Note 10. Credit Facilities, to the condensed consolidated financial statements included in “— Item 1. Financial Statements” of this Quarterly Report on Form 10-Q for discussions of the Company’s debt obligations and various financing agreements.

MSG Networks Senior Secured Credit Facility
MSGN Holdings L.P (“MSGN L.P.”), MSGN Eden, LLC, an indirect subsidiary of the Company and the general partner of MSGN L.P., Regional MSGN Holdings LLC, an indirect subsidiary of the Company and the limited partner of MSGN L.P. (collectively with MSGN Eden, LLC, the “MSGN Holdings Entities”), and certain subsidiaries of MSGN L.P. have senior secured credit facilities pursuant to a credit agreement (as amended and restated on October 11, 2019, the “MSGN Credit Agreement”) consisting of: (i) an initial $1,100,000 term loan facility (the “MSGN Term Loan Facility”) and (ii) a $250,000 revolving credit facility (the “MSGN Revolving Credit Facility” and, together with the MSGN Term Loan Facility, the “MSG Networks Credit Facilities”), each with a term of five years. Up to $35,000 of the MSGN Revolving Credit Facility is available for the issuance of letters of credit. As of September 30, 2023, there were no borrowings or letters of credit issued and outstanding under the MSGN Revolving Credit Facility.
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
The MSGN Credit Agreement generally requires the MSGN Holdings Entities and MSGN L.P. and its restricted subsidiaries on a consolidated basis to comply with a maximum total leverage ratio of 5.50:1.00, subject, at the option of MSGN L.P. to an upward adjustment to 6.00:1.00 during the continuance of certain events. As of September 30, 2023, the total leverage ratio coverage ratio was 5.27:1:00. In addition, the MSGN Credit Agreement requires a minimum interest coverage ratio of 2.00:1.00 for the MSGN Holdings Entities and MSGN L.P. and its restricted subsidiaries on a consolidated basis. As of September 30, 2023, the interest coverage ratio was 2.50:1:00. As of September 30, 2023, the MSGN Holdings Entities and MSGN L.P. and its restricted subsidiaries on a consolidated basis were in compliance with the covenants.
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
The LV Sphere Term Loan Facility and related guaranty by Sphere Entertainment Group include financial covenants requiring MSG LV to maintain a specified minimum debt service coverage ratio and requiring Sphere Entertainment Group to maintain a specified minimum liquidity level. The debt service coverage ratio covenant begins testing in the fiscal quarter ending December 31, 2023 on a historical basis and, beginning with the first fiscal quarter occurring after the date on which the first ticketed performance or event open to the general public occurs at Sphere in Las Vegas, is also tested on a prospective basis. Both the historical and prospective debt service coverage ratios are set at 1.35:1. In addition, among other conditions, MSG LV is not permitted to make distributions to Sphere Entertainment Group unless the historical and prospective debt service coverage ratios are at least 1.50:1. Following the Liquidity Covenant Reduction Date (as defined below), the minimum liquidity level for Sphere Entertainment Group is set at $50,000, with $25,000 required to be held in cash or cash equivalents. Prior to the Liquidity Covenant Reduction Date, the minimum liquidity level for Sphere Entertainment Group was set at $100,000 with $75,000 required to be held in cash or cash equivalents, which amounts (in addition to certain cash proceeds from the sale of the MSGE Retained Interest) were required to be held in an account pledged as collateral for the LV Sphere Term Loan Facility until its release upon the Liquidity Covenant Reduction Date. The Liquidity Covenant Reduction Date occurred on August 8, 2023, once Sphere in Las Vegas was substantially completed and certain of its systems were ready to be used in live, immersive events (the “Liquidity Covenant Reduction Date”). The minimum liquidity level was tested on the closing date and is tested as of the last day of each fiscal quarter thereafter based on Sphere Entertainment Group’s unencumbered liquidity, consisting of cash and cash equivalents and available lines of credit, as of such date. Following the completion of the MSGE Distribution, the MSGE Retained Interest was pledged to secure the LV Sphere Term Loan Facility and was released as collateral upon the Liquidity Covenant Reduction Date.

Letters of Credit
The Company uses letters of credit to support its business operations. As of September 30, 2023, there were no borrowings or letters of credit issued and outstanding under the MSGN Revolving Credit Facility. The Company has letters of credit relating to operating leases which are supported by cash and cash equivalents that are classified as restricted.
Contractual Obligations
As of September 30, 2023, the Company did not have any material changes in its non-cancelable contractual obligations (other than activities in the ordinary course of business). See Note 9. Commitments and Contingencies, to the condensed consolidated financial statements included in “— Item 1. Financial Statements” of this Quarterly Report on Form 10-Q for further details on the timing and amount of payments under various media rights agreements.
Cash Flow Discussion
As of September 30, 2023, cash, cash equivalents and restricted cash totaled $451,742, as compared to $429,114 as of June 30, 2023. The following table summarizes the Company’s cash flow activities for the three months ended September 30, 2023 and 2022:

	Three Months Ended
	September 30,
	2023	2022
Net cash used in operating activities	$(94,641)	$(81,183)
Net cash provided by (used in) investing activities	66,498	(285,218)
Net cash provided by (used in) financing activities	50,854	(20,023)
Effect of exchange rates on cash, cash equivalents and restricted cash	(83)	(693)
Net increase (decrease) in cash, cash equivalents, and restricted cash	$22,628	$(387,117)
Operating Activities
Net cash used in operating activities for the three months ended September 30, 2023 increased by $13,458 to $94,641 as compared to the prior year period, primarily due to net income reflecting a significant non-cash deferred income tax benefit of $91,585, as compared to a deferred income tax expense of $1,012 in the corresponding prior year period, as well as changes in working capital assets and liabilities, which included fewer collections from customers and related parties, and a larger amount of payments to related parties, as compared to the corresponding prior year period. These were offset by a net income of $66,425, as compared to a net loss of $44,043 in the corresponding prior year period.
Investing Activities
Net cash provided by (used in) investing activities for the three months ended September 30, 2023 increased by $351,716 to $66,498 as compared to the prior year period, primarily due to the proceeds from the sale of MSGE Retained Interest, as well as a decrease in capital expenditures for Sphere in Las Vegas when compared to the corresponding prior year period.
Financing Activities
Net cash provided by (used in) financing activities for the three months ended September 30, 2023 increased by $70,877 to $50,854 as compared to the prior year period primarily due to proceeds of $65,000 from the DDTL Facility, and the absence of principal repayments in the current year period.
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
Recently Issued Accounting Pronouncements and Critical Accounting Estimates
Recently Issued and Adopted Accounting Pronouncements
See Note 2. Accounting Policies, to the condensed consolidated financial statements included in “— Item 1. Financial Statements” of this Quarterly Report on Form 10-Q for discussion of recently issued accounting pronouncements.

Critical Accounting Estimates
There have been no material changes to the Company’s critical accounting policies other than the one noted in “— Item 1. Financial Statements” of this Quarterly Report on Form 10-Q . The following discussion has been included to provide the results of our annual impairment testing of goodwill and identifiable indefinite-lived intangible assets performed during the first quarter of Fiscal Year 2024.
Impairment of Goodwill
Goodwill is tested annually for impairment as of August 31st and at any time upon the occurrence of certain events or substantive changes in circumstances. The Company performs its goodwill impairment test at the reporting unit level. As of September 30, 2023, the Company had two reportable segments and two reporting units, Sphere and MSG Networks, consistent with the way management makes decisions and allocates resources to the business.
The goodwill balance reported on the Company’s condensed consolidated balance sheet as of September 30, 2023 by reporting unit was as follows:

As of
September 30, 2023
Sphere	$32,299
MSG Networks	424,508
Total Goodwill	$456,807
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
The Company elected to perform the qualitative assessment of impairment for all of the Company’s reporting units for the Fiscal Year 2024 annual impairment test. These assessments considered qualitative factors such as:
•macroeconomic conditions;
•industry and market considerations;
•cost factors;
•overall financial performance of the reporting units;
•other relevant company-specific factors such as changes in management, strategy or customers; and
•relevant reporting unit specific events such as changes in the carrying amount of net assets.
During the first quarter of Fiscal Year 2024, the Company performed its most recent annual impairment tests of goodwill and determined that there were no impairments of goodwill identified for any of its reporting units as of the impairment test date.
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
For the Sphere reporting unit, the goodwill balance was determined based upon a relative fair value allocation between Sphere and MSG Entertainment at the time of the MSGE Distribution. Due to the proximity of the annual goodwill impairment test to the MSGE

Distribution and the related relative fair value allocation, the Company primarily considered qualitative factors, as noted above, in determining that the Sphere reporting unit goodwill was not impaired.
Item 3. Quantitative and Qualitative Disclosures About Market Risk
There were no material changes to the disclosures regarding market risks in connection with our pension and postretirement plans. See Item 7A, “Quantitative and Qualitative Disclosures About Market Risk,” of the 2023 Form 10-K.
Potential Interest Rate Risk Exposure
The Company, through its subsidiaries, MSG Networks and MSG LV, is subject to potential interest rate risk exposure related to borrowings incurred under their respective credit facilities. Changes in interest rates may increase interest expense payments with respect to any borrowings incurred under these credit facilities. The effect of a hypothetical 200 basis point increase in floating interest rate prevailing as of September 30, 2023 and continuing for a full year would increase the Company’s interest payments on the outstanding amounts under the credit facilities by $24,145.
Foreign Currency Exchange Rate Exposure
We are exposed to market risk resulting from foreign currency fluctuations, primarily to the British pound sterling through our net investment position initiated with our acquisition of land in London in the second quarter of fiscal year 2018 for future Sphere development and through cash and invested funds which will be deployed in the construction of our London venue. We may evaluate and decide, to the extent reasonable and practical, to reduce the translation risk of foreign currency fluctuations by entering into foreign currency forward exchange contracts with financial institutions. If we were to enter into such hedging transactions, the market risk resulting from foreign currency fluctuations is unlikely to be entirely eliminated. We do not plan to enter into derivative financial instrument transactions for foreign currency speculative purposes. During the past 12 months ended September 30, 2023, the GBP/USD exchange rate ranged from 1.0975 to 1.3137 as compared to GBP/USD exchange rate of 1.2206 on September 30, 2023, a fluctuation range of approximately 7.63%. As of September 30, 2023, a uniform hypothetical 9.42% fluctuation in the GBP/USD exchange rate would have resulted in a change of approximately $19,700 in the Company’s net asset value.
Item 4. Controls and Procedures
Our management, with the participation of our Executive Chairman and Chief Executive Officer and our Senior Vice President, Controller and Principal Accounting Officer (functioning as our principal financial officer), evaluated the effectiveness of the design and operation of our disclosure controls and procedures as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”). Based on that evaluation, our Executive Chairman and Chief Executive Officer and our Senior Vice President, Controller and Principal Accounting Officer (functioning as our principal financial officer) concluded that the Company's disclosure controls and procedures were effective as of September 30, 2023.
Changes in Internal Control over Financial Reporting
There were no changes in the Company’s internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act during the fiscal quarter ended September 30, 2023, that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II—OTHER INFORMATION
Item 1. Legal Proceedings
Fifteen complaints were filed in connection with the merger between a subsidiary of the Company and MSG Networks Inc. (the “Networks Merger”) by purported stockholders of the Company and MSG Networks Inc.
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
Six complaints involved allegations of fiduciary breaches in connection with the negotiation and approval of the Networks Merger and were consolidated into two remaining litigations.
On September 10, 2021, the Court of Chancery of the State of Delaware (the “Court”) entered an order consolidating two derivative complaints filed by purported Company stockholders. The consolidated action is captioned: In re Madison Square Garden Entertainment Corp. Stockholders Litigation, C.A. No. 2021-0468-KSJM (the “MSG Entertainment Litigation”). The consolidated plaintiffs filed their Verified Consolidated Derivative Complaint on October 11, 2021. The complaint, which named the Company as only a nominal defendant, retained all of the derivative claims and alleged that the members of the board of directors and controlling stockholders violated their fiduciary duties in the course of negotiating and approving the Networks Merger. Plaintiffs sought, among other relief, an award of damages to the Company including interest, and plaintiffs’ attorneys’ fees. Pursuant to the indemnity rights in its bylaws and Delaware law, the Company advanced the costs incurred by defendants in this action, and defendants asserted indemnification rights in respect of any adverse judgment or settlement of the action.
On March 14, 2023, the parties to the MSG Entertainment Litigation reached an agreement in principle to settle the MSG Entertainment Litigation, without admitting liability, on the terms and conditions set forth in a binding term sheet, which was incorporated into a long-form settlement agreement (the “MSGE Settlement Agreement”) that was filed with the Court on April 20, 2023. The MSGE Settlement Agreement provided for, among other things, the final dismissal of the MSG Entertainment Litigation in exchange for a settlement payment to the Company of $85 million, subject to customary reduction for attorneys’ fees and expenses, in an amount to be determined by the Court. The settlement’s amount was fully funded by the other defendants’ insurers. The MSGE Settlement Agreement was approved by the Court on August 14, 2023, which constituted the final judgment in the action. A realized gain of $62.6 million was recognized in Other income (expense), net on the condensed combined statement of operations in connection with the settlement payment to the Company.
On September 27, 2021, the Court entered an order consolidating four complaints filed by purported former stockholders of MSG Networks Inc. The consolidated action is captioned: In re MSG Networks Inc. Stockholder Class Action Litigation, C.A. No. 2021-0575-KSJM (the “MSG Networks Litigation”). The consolidated plaintiffs filed their Verified Consolidated Stockholder Class Action Complaint on October 29, 2021. The complaint asserted claims on behalf of a putative class of former MSG Networks Inc. stockholders against each member of the board of directors of MSG Networks Inc. and the controlling stockholders prior to the Networks Merger. Plaintiffs alleged that the MSG Networks Inc. board of directors and controlling stockholders breached their fiduciary duties in negotiating and approving the Networks Merger. The Company was not named as a defendant but was subpoenaed to produce documents and testimony related to the Networks Merger. Plaintiffs sought, among other relief, monetary damages for the putative class and plaintiffs’ attorneys’ fees. Pursuant to the indemnity rights in its bylaws and Delaware law, the Company advanced the costs incurred by defendants in this action, and defendants asserted indemnification rights in respect of any adverse judgment or settlement of the action.
On April 6, 2023, the parties to the MSG Networks Litigation reached an agreement in principle to settle the MSG Networks Litigation, without admitting liability, on the terms and conditions set forth in a binding term sheet, which was incorporated into a long-form settlement agreement (the “MSGN Settlement Agreement”) that was filed with the Court on May 18, 2023. The MSGN Settlement Agreement provided for, among other things, the final dismissal of the MSG Networks Litigation in exchange for a settlement payment to the plaintiffs and the class of $48.5 million, of which $28 million has been paid as of September 30, 2023, with $20.5 million accrued for in Accounts payable, accrued and other current liabilities. MSG Networks has a dispute with its insurers over whether and to what extent there is insurance coverage for the settlement. Unless MSG Networks Inc. and the insurers settle that insurance dispute, it is expected to be resolved in a pending Delaware insurance coverage action. In the interim, and subject to final resolution of the parties’ insurance coverage dispute, certain of MSG Networks’ insurers agreed to advance $20.5 million to fund the settlement and related class notice costs. The MSGN Settlement Agreement was approved by the Court on August 14, 2023, which constituted the final judgment in the action.

The Company is a defendant in various other lawsuits. Although the outcome of these other lawsuits cannot be predicted with certainty (including the extent of available insurance, if any), management does not believe that resolution of these other lawsuits will have a material adverse effect on the Company.
Item 2. Unregistered Sales of Equity Securities, Use of Proceeds, and Issuer Purchases of Equity Securities
As of September 30, 2023, the Company has the ability to repurchase up to $350 million of the Company’s Class A Common Stock under the Class A Common Stock share repurchase program initially authorized by the Company’s Board of Directors on March 31, 2020 and reauthorized on March 29, 2023. Under the authorization, shares of Class A Common Stock may be purchased from time to time in open market transactions, in accordance with applicable insider trading and other securities laws and regulations. The timing and amount of purchases will depend on market conditions and other factors. No shares have been repurchased to date.

Item 6. Exhibits

(a)Index to Exhibits

EXHIBIT NO.	DESCRIPTION
10.1	Form of Sphere Entertainment Co. Off-Cycle Performance Stock Option Agreement under the 2020 Employee Stock Plan, as amended.†
10.2	Separation Agreement, dated as of November 3, 2023, between Sphere Entertainment Co. and Gautam Ranji.†
31.1	Certification by the Principal Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	Certification by the Principal Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1	Certification by the Principal Executive Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2	Certification by the Principal Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101
The following materials from Sphere Entertainment Co. (formerly Madison Square Garden Entertainment Corp.) Quarterly Report on Form 10-Q for the quarter ended September 30, 2023, formatted in Inline Extensible Business Reporting Language (iXBRL): (i) condensed consolidated balance sheets, (ii) condensed consolidated statements of operations, (iii) condensed consolidated statements of comprehensive loss, (iv) condensed consolidated statements of cash flows, (v) condensed consolidated statements of equity and redeemable noncontrolling interests, and (vi) notes to condensed consolidated financial statements.

104	The cover page from the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2023 formatted in Inline XBRL and contained in Exhibit 101.
_________________
†    This exhibit is a management contract or a compensatory plan or arrangement.

SIGNATURE
Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on the 8th day of November 2023.

Sphere Entertainment Co.

By:	/S/ GREGORY BRUNNER
	Name:	Gregory Brunner
	Title:	Senior Vice President, Controller and Principal Accounting Officer