Form 10-Q
period 2023-12-31
Sphere Entertainment Co.
filed 2024-02-05
CIK 1795250

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
____________________
FORM 10-Q
________________________
(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended December 31, 2023
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). ☐ Yes ☑ No
Number of shares of common stock outstanding as of January 31, 2024:

Class A Common Stock par value $0.01 per share	—	28,272,107
Class B Common Stock par value $0.01 per share	—	6,866,754

SPHERE ENTERTAINMENT CO.

PART I – FINANCIAL INFORMATION
Item 1. Financial Statements
SPHERE ENTERTAINMENT CO.
CONDENSED CONSOLIDATED BALANCE SHEETS (UNAUDITED)
(in thousands, except per share data)

	As of
	December 31,	June 30,
	2023	2023
ASSETS
Current Assets:
Cash, cash equivalents, and restricted cash	$627,827	$429,114
Accounts receivable, net	179,964	112,309
Related party receivables, current	24,047	26,405
Prepaid expenses and other current assets	46,810	56,085
Total current assets	878,648	623,913
Non-Current Assets:
Investments in nonconsolidated affiliates	50,906	394,519
Property and equipment, net	3,287,933	3,307,161
Right-of-use lease assets	86,599	84,912
Goodwill	456,807	456,807
Intangible assets, net	16,353	17,910
Other non-current assets	106,038	87,793
Total assets	$4,883,284	$4,973,015
LIABILITIES AND EQUITY
Current Liabilities:
Accounts payable, accrued and other current liabilities	$391,903	$515,731
Related party payables, current	23,407	56,446
Current portion of long-term debt, net	890,110	82,500
Operating lease liabilities, current	14,727	10,127
Deferred revenue	78,381	27,337
Total current liabilities	1,398,528	692,141
Non-Current Liabilities:
Long-term debt, net	521,413	1,118,387
Operating lease liabilities, non-current	109,296	110,259
Deferred tax liabilities, net	272,447	379,552
Other non-current liabilities	116,436	88,811
Total liabilities	2,418,120	2,389,150
Commitments and contingencies (see Note 10)
Equity:
Class A Common Stock (a)	283	278
Class B Common Stock (b)	69	69
Additional paid-in capital	2,365,913	2,376,420
Retained earnings	105,213	212,036
Accumulated other comprehensive loss	(6,314)	(4,938)
Total stockholders’ equity	2,465,164	2,583,865
Total liabilities and equity	$4,883,284	$4,973,015
__________________
(a)    Class A Common Stock, $0.01 par value per share, 120,000 shares authorized; 28,263 and 27,812 shares issued and outstanding as of December 31, 2023 and June 30, 2023, respectively.
(b)    Class B Common Stock, $0.01 par value per share, 30,000 shares authorized; 6,867 shares issued and outstanding as of December 31, 2023 and June 30, 2023.

See accompanying notes to the unaudited condensed consolidated financial statements.

SPHERE ENTERTAINMENT CO.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)
(in thousands, except per share data)

	Three Months Ended		Six Months Ended
	December 31,		December 31,
	2023	2022	2023	2022
Revenues (a)	$314,157	$159,541	$432,164	$282,670
Direct operating expenses (a)	(159,766)	(90,400)	(244,265)	(165,820)
Selling, general, and administrative expenses (a)	(115,520)	(104,415)	(202,664)	(199,046)
Depreciation and amortization	(80,031)	(7,386)	(94,290)	(13,519)
Impairment and other (losses) gains, net	(117,235)	1,000	(115,738)	3,000
Restructuring charges	(1,287)	(8,075)	(4,678)	(8,075)
Operating loss	(159,682)	(49,735)	(229,471)	(100,790)
Interest income	5,926	2,669	10,304	6,002
Interest expense	(25,828)	—	(25,828)	—
Other (expense) income, net	(1,130)	(1,355)	41,066	(1,770)
Loss from continuing operations before income taxes	(180,714)	(48,421)	(203,929)	(96,558)
Income tax benefit	7,466	21,113	97,753	22,947
Loss from continuing operations	(173,248)	(27,308)	(106,176)	(73,611)
Income (loss) from discontinued operations, net of taxes	—	97,865	(647)	100,125
Net (loss) income	(173,248)	70,557	(106,823)	26,514
Less: Net loss attributable to nonredeemable noncontrolling interests from discontinued operations	—	(56)	—	(466)
Less: Net income attributable to redeemable noncontrolling interests from discontinued operations	—	3,029	—	4,153
Net (loss) income attributable to Sphere Entertainment Co.’s stockholders	$(173,248)	$67,584	$(106,823)	$22,827

Basic (loss) earnings per common share
Continuing operations	$(4.91)	$(0.79)	$(3.02)	$(2.13)
Discontinued operations	—	2.74	(0.02)	2.79
Basic (loss) earnings per common share attributable to Sphere Entertainment Co.’s stockholders	$(4.91)	$1.95	$(3.04)	$0.66

Diluted (loss) earnings per common share
Continuing operations	$(4.91)	$(0.79)	$(3.02)	$(2.13)
Discontinued operations	—	2.74	(0.02)	2.79
Diluted (loss) earnings per common share attributable to Sphere Entertainment Co.’s stockholders	$(4.91)	$1.95	$(3.04)	$0.66

Weighted-average number of common shares outstanding:
Basic	35,309	34,684	35,110	34,544
Diluted	35,309	34,710	35,110	34,609
_________________
(a)    See Note 15. Related Party Transactions, for further information on related party revenues and expenses.
See accompanying notes to the unaudited condensed consolidated financial statements.

SPHERE ENTERTAINMENT CO.
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE (LOSS) INCOME (UNAUDITED)
(in thousands)

	Three Months Ended		Six Months Ended
	December 31,		December 31,
	2023	2022	2023	2022
Net (loss) income	$(173,248)	$70,557	$(106,823)	$26,514
Other comprehensive income (loss), before income taxes:
Amortization of net actuarial gain (loss) included in net periodic benefit cost	103	510	(138)	1,020
Cumulative translation adjustments	6,199	14,803	(1,720)	(1,277)
Other comprehensive income (loss), before income taxes	6,302	15,313	(1,858)	(257)
Income tax (expense) benefit	(1,633)	(2,895)	482	49
Other comprehensive income (loss), net of income taxes	4,669	12,418	(1,376)	(208)
Comprehensive (loss) income	(168,579)	82,975	(108,199)	26,306
Less: Net loss attributable to nonredeemable noncontrolling interests from discontinued operations	—	(56)	—	(466)
Less: Net income attributable to redeemable noncontrolling interests from discontinued operations	—	3,029	—	4,153
Comprehensive (loss) income attributable to Sphere Entertainment Co.’s stockholders	$(168,579)	$80,002	$(108,199)	$22,619

See accompanying notes to the unaudited condensed consolidated financial statements.

SPHERE ENTERTAINMENT CO.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)
(in thousands)

	Six Months Ended
	December 31,
	2023	2022
OPERATING ACTIVITIES:
Net (loss) income	$(106,823)	$26,514
Adjustments to reconcile net (loss) income to net cash (used in) provided by operating activities:
Depreciation and amortization	94,290	58,814
Impairment and other losses (gains), net	115,738	(7,885)
Amortization of debt discount and deferred financing costs	1,154	2,634
Amortization of deferred production content	5,545	—
Deferred income tax (benefit) expense	(106,690)	2,257
Share-based compensation expense	16,851	35,666
Non-cash lease expense	2,041	13,310
Net unrealized and realized loss on equity investments with readily determinable fair value and loss in nonconsolidated affiliates	19,880	2,978
Other non-cash adjustments	961	(435)
Change in assets and liabilities:
Accounts receivable, net	(67,492)	9,421
Related party receivables and payables, net	(30,681)	5,233
Prepaid expenses and other current and non-current assets	(5,652)	(22,513)
Accounts payable, accrued and other current and non-current liabilities	(54,033)	(42,690)
Deferred revenue	67,438	(17,295)
Right-of-use lease assets and operating lease liabilities	(765)	(11,044)
Net cash (used in) provided by operating activities	(48,238)	54,965
INVESTING ACTIVITIES:
Proceeds from sale of MSGE Retained Interest	256,501	—
Capital expenditures, net	(230,475)	(558,808)
Capitalized interest	(25,053)	(50,335)
Proceeds from dispositions, net	—	27,904
Proceeds from sale of equity securities	—	3,819
Other investing activities	—	1,511
Net cash provided by (used in) investing activities	973	(575,909)
FINANCING ACTIVITIES:
Proceeds from issuance of 3.50% Convertible Senior Notes due 2028	251,634	—
Proceeds from Delayed Draw Term Loan Facility	65,000	—
Taxes paid in lieu of shares issued for equity-based compensation	(14,618)	(14,980)
Principal repayments on long-term debt	(41,250)	(26,625)
Purchase of capped call related to 3.50% Convertible Senior Notes due 2028	(14,309)	—
Payments for financing costs	(484)	(5,112)
Proceeds from issuance of term loan	—	275,000
Noncontrolling interest holders’ capital contributions	—	2,000
Distributions to noncontrolling interest holders	—	(1,325)
Distributions to related parties associated with the settlement of certain share-based awards	—	(571)
Other financing activities	—	788
Net cash provided by financing activities	245,973	$229,175
Effect of exchange rates on cash, cash equivalents, and restricted cash	5	(505)
Net increase (decrease) in cash, cash equivalents, and restricted cash	198,713	(292,274)

	Six Months Ended
	December 31,
	2023	2022
Cash, cash equivalents, and restricted cash from continuing operations, beginning of period	429,114	760,312
Cash, cash equivalents, and restricted cash from discontinued operations, beginning of period	—	85,698
Cash, cash equivalents, and restricted cash at beginning of period	429,114	846,010
Cash, cash equivalents and restricted cash from continuing operations, end of period	627,827	366,748
Cash, cash equivalents and restricted cash from discontinued operations, end of period	—	186,988
Cash, cash equivalents, and restricted cash at end of period	$627,827	$553,736
NON-CASH INVESTING AND FINANCING ACTIVITIES:
Capital expenditures incurred but not yet paid	$64,543	$38,127
Non-cash repayment of the Delayed Draw Term Loan Facility	$65,512	$—
Share-based compensation capitalized in property and equipment	$1,574	$1,802

See accompanying notes to the unaudited condensed consolidated financial statements.

SPHERE ENTERTAINMENT CO.
CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
AND REDEEMABLE NONCONTROLLING INTERESTS (UNAUDITED)
(in thousands)

	Common Stock Issued	Additional Paid-In Capital	Retained Earnings (Accumulated Deficit)	Accumulated Other Comprehensive Loss	Total Sphere Entertainment Co. Stockholders’ Equity	Non - redeemable Noncontrolling Interests	Total Equity	Redeemable Noncontrolling Interests
Balance as of September 30, 2023	$351	$2,368,059	$278,461	$(10,983)	$2,635,888	$—	$2,635,888	$—
Net loss	—	—	(173,248)	—	(173,248)	—	(173,248)	—
Other comprehensive income	—	—	—	4,669	4,669	—	4,669	—
Share-based compensation	—	12,636	—	—	12,636	—	12,636	—
Purchase of capped call related to 3.50% Convertible Senior Notes due 2028	—	(14,309)	—	—	(14,309)	—	(14,309)	—
Tax withholding associated with shares issued for equity-based compensation	1	(473)	—	—	(472)	—	(472)	—
Balance as of December 31, 2023	$352	$2,365,913	$105,213	$(6,314)	$2,465,164	$—	$2,465,164	$—

Balance as of September 30, 2022	$342	$2,303,135	$(335,493)	$(60,981)	$1,907,003	$11,723	$1,918,726	$185,711
Net income (loss)	—	—	67,584	—	67,584	(56)	67,528	3,029
Other comprehensive income	—	—	—	12,418	12,418	—	12,418	—
Share-based compensation	—	20,784	—	—	20,784	—	20,784	—
Tax withholding associated with shares issued for equity-based compensation	4	(1,017)	—	—	(1,013)	—	(1,013)	—
BCE disposition	—	—	—	—	—	667	667	—
Accretion of put options and adjustments	—	(895)	—	—	(895)	—	(895)	1,482
Contributions	—	—	—	—	—	1,500	1,500	—
Distributions	—	—	—	—	—	(795)	(795)	—
Balance as of December 31, 2022	$346	$2,322,007	$(267,909)	$(48,563)	$2,005,881	$13,039	$2,018,920	$190,222

See accompanying notes to the unaudited condensed consolidated financial statements.

	Common Stock Issued	Additional Paid-In Capital	Retained Earnings (Accumulated Deficit)	Accumulated Other Comprehensive Loss		Total Sphere Entertainment Co. Stockholders’ Equity	Non - redeemable Noncontrolling Interests	Total Equity	Redeemable Noncontrolling Interests
Balance as of June 30, 2023	$347	$2,376,420	$212,036	$(4,938)		$2,583,865	$—	$2,583,865	$—
Net loss	—	—	(106,823)	—		(106,823)	—	(106,823)	—
Other comprehensive loss	—	—	—	(1,376)		(1,376)	—	(1,376)	—
Share-based compensation	—	18,425	—	—		18,425	—	18,425	—
Purchase of capped call related to 3.50% Convertible Senior Notes due 2028	—	(14,309)	—	—	0	(14,309)	—	(14,309)	—
Tax withholding associated with shares issued for equity-based compensation	5	(14,623)	—	—		(14,618)	—	(14,618)	—
Balance as of December 31, 2023	$352	$2,365,913	$105,213	$(6,314)		$2,465,164	$—	$2,465,164	$—

Balance as of June 30, 2022	$342	$2,301,970	$(290,736)	$(48,355)		$1,963,221	$12,163	$1,975,384	$184,192
Net income (loss)	—	—	22,827	—		22,827	(466)	22,361	4,153
Other comprehensive loss	—	—	—	(208)		(208)	—	(208)	—
Share-based compensation	—	36,295	—	—		36,295	—	36,295	—
Tax withholding associated with shares issued for equity-based compensation	4	(14,984)	—	—		(14,980)	—	(14,980)	—
BCE Disposition	—	—	—	—		—	667	667	—
Accretion of put options and adjustments	—	(895)	—	—		(895)	—	(895)	2,069
Contributions	—	—	—	—		—	2,000	2,000	—
Distributions	—	(379)	—	—		(379)	(1,325)	(1,704)	(192)
Balance as of December 31, 2022	$346	$2,322,007	$(267,909)	$(48,563)		$2,005,881	$13,039	$2,018,920	$190,222

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
Sphere Entertainment Co. (together with its subsidiaries, the “Company” or “Sphere Entertainment”) is a premier live entertainment and media company comprised of two reportable segments, Sphere and MSG Networks. Sphere is a next-generation entertainment medium, and MSG Networks operates two regional sports and entertainment networks, as well as a direct-to-consumer and authenticated streaming product.
Sphere: This segment reflects SphereTM, a next-generation entertainment medium powered by cutting-edge technologies that enable multi-sensory storytelling at an unparalleled scale. The Company’s first Sphere opened in Las Vegas in September 2023. The venue can accommodate up to 20,000 guests and can host a wide variety of events year-round, including The Sphere ExperienceTM, which features original immersive productions, as well as concerts and residencies from renowned artists, and marquee sporting and corporate events. Supporting this strategy is Sphere StudiosTM, which is home to a team of creative, production, technology and software experts who provide full in-house creative and production services. The studio campus in Burbank includes a 68,000-square-foot development facility, as well as Big Dome, a 28,000-square-foot, 100-foot high custom dome, with a quarter-sized version of the interior display plane at Sphere in Las Vegas, that serves as a specialized screening, production facility, and lab for content at Sphere.
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
The Company (formerly Madison Square Garden Entertainment Corp.) was incorporated on November 21, 2019 as a direct, wholly-owned subsidiary of Madison Square Garden Sports Corp. (“MSG Sports”). On April 17, 2020, MSG Sports distributed all outstanding common stock of the Company to MSG Sports’ stockholders (the “2020 Entertainment Distribution”).
MSG Entertainment Distribution
On April 20, 2023 (the “MSGE Distribution Date”), the Company distributed approximately 67% of the outstanding common stock of Madison Square Garden Entertainment Corp. (“MSG Entertainment”, formerly MSGE Spinco, Inc.) to its stockholders (the “MSGE Distribution”), with the Company retaining approximately 33% of the outstanding common stock of MSG Entertainment (in the form of MSG Entertainment Class A common stock) immediately following the MSGE Distribution (the “MSGE Retained Interest”). Following the MSGE Distribution Date, the Company retained the Sphere and MSG Networks businesses and MSG Entertainment now owns the traditional live entertainment business previously owned and operated by the Company through its Entertainment business segment, excluding the Sphere business. In the MSGE Distribution, stockholders of the Company received (a) one share of MSG Entertainment’s Class A common stock, par value $0.01 per share, for every share of the Company’s Class A common stock, par value $0.01 per share (“Class A Common Stock”), held of record as of the close of business, New York City time, on April 14, 2023 (the “Record Date”), and (b) one share of MSG Entertainment’s Class B common stock, par value $0.01 per share (“Class B Common Stock”), for every share of the Company’s Class B common stock, par value $0.01 per share, held of record as of the close of business, New York City time, on the Record Date. See Note 1. Description of Business and Basis of Presentation, to the consolidated financial statements included in the Company’s Annual Report on Form 10-K for the year ended June 30, 2023 (the “2023 Form 10-K”), for more information.
As of December 31, 2023, following the sales of portions of the MSGE Retained Interest and the repayment of the delayed draw term loan with MSG Entertainment using a portion of the MSGE Retained Interest (further discussed in Note 6. Investments in Nonconsolidated Affiliates and Note 11. Credit Facilities and Convertible Notes), the Company no longer holds any of the outstanding common stock of MSG Entertainment.
As of April 20, 2023, the MSG Entertainment business met the criteria for discontinued operations. See Note 3. Discontinued Operations, to the consolidated financial statements included in the 2023 Form 10-K, for more information about the MSGE Distribution.

SPHERE ENTERTAINMENT CO.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
(continued)
Tao Group Hospitality Disposition
On May 3, 2023, the Company completed the sale of its 66.9% majority interest in TAO Group Sub-Holdings LLC (“Tao Group Hospitality”) to a subsidiary of Mohari Hospitality Limited, a global investment company focused on the luxury lifestyle and hospitality sectors (the “Tao Group Hospitality Disposition”). See Note 3. Discontinued Operations, for more information about the Tao Group Hospitality Disposition.
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
The accompanying condensed consolidated financial statements have been prepared in accordance with U.S. generally accepted accounting principles (“GAAP”) for interim financial information and the instructions of Rule 10-01 of Regulation S-X of the Securities and Exchange Commission (the “SEC”), and should be read in conjunction with the Company’s audited consolidated financial statements and notes thereto for Fiscal Year 2023 included in the 2023 Form 10-K.
In the opinion of the Company, the accompanying condensed consolidated financial statements contain all adjustments, consisting of only normal recurring adjustments, necessary for a fair statement of the Company’s financial position as of December 31, 2023 and its results of operations for the three and six months ended December 31, 2023 and 2022, and cash flows for the six months ended December 31, 2023 and 2022. The condensed consolidated financial statements and the accompanying notes as of December 31, 2023 were derived from audited annual consolidated financial statements but do not contain all of the footnote disclosures from the audited annual consolidated financial statements.
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
Prior to their dispositions, Tao Group Hospitality and BCE were consolidated with the equity owned by other stockholders shown as redeemable or nonredeemable noncontrolling interests of discontinued operations in the accompanying condensed consolidated balance sheets, and the other stockholders’ portion of net earnings (loss) and other comprehensive income (loss) shown as net income (loss) or comprehensive income (loss) attributable to redeemable or nonredeemable noncontrolling interests from discontinued operations in the accompanying consolidated statements of operations and consolidated statements of comprehensive income (loss), respectively.
See Note 3. Discontinued Operations, for details regarding the Tao Group Hospitality Disposition, and MSGE Distribution. See Note 2. Summary of Significant Accounting Policies, to the audited annual consolidated financial statements included in the 2023 Form 10-K, regarding the classification of redeemable noncontrolling interests of Tao Group Hospitality.

SPHERE ENTERTAINMENT CO.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
(continued)
Use of Estimates
The preparation of the accompanying condensed consolidated financial statements in conformity with GAAP requires management to make estimates and assumptions about future events. These estimates and the underlying assumptions affect the amounts of assets and liabilities reported, disclosures about contingent assets and liabilities, and reported amounts of revenues and expenses. Such estimates include the provision for credit losses, valuation of investments, goodwill, intangible assets, deferred production content costs, other long-lived assets, deferred tax assets, pension and other postretirement benefit obligations and the related net periodic benefit cost, ultimate revenue (as described below), and other liabilities. In addition, estimates are used in revenue recognition, rights fees, performance and share-based compensation, depreciation and amortization, litigation matters and other matters. Management believes its use of estimates in the condensed consolidated financial statements to be reasonable.
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
Production Costs for the Company’s Original Immersive Productions
The Company debuted its first original immersive production, Postcard From EarthTM, on October 6, 2023, which resulted in the amortization of the related production costs. The following reflects the Company’s complete policies with respect to immersive production costs.
The Company defers certain costs during the production phase of its original immersive productions for Sphere that are directly related to production activities. Such costs include, but are not limited to, fees paid to writers, directors and producers as well as video and music production costs and production-specific overhead. For purposes of evaluating the recognition of amortization and any potential impairment, deferred immersive production costs are classified based on their predominant monetization strategy. The determination of the predominant monetization strategy is made at the commencement of production and is based on the means by which the Company expects to derive third-party revenues from use of the content.
The Company’s primary monetization strategy and classification for its current content is on an individual production basis, which the Company defines as content where the lifetime value is predominantly derived from third-party revenues that are directly attributable to the specific production. The classification of content only changes if there is a significant change to the production’s monetization strategy relative to management’s initial assessment.
Deferred immersive production costs are amortized beginning in the month the production debuts, in the same ratio that current period actual revenue bears to estimated remaining unrecognized ultimate revenue as of the beginning of the current fiscal year. Estimates of ultimate revenues are prepared on an individual production basis and reviewed regularly by management and revised where necessary to reflect the most current information. Ultimate revenues reflect management’s estimates of future revenue over a period not to exceed ten years following the premiere of the production. Deferred immersive production costs are subject to recoverability assessments whenever there is an indication of potential impairment.
Liquidity and Going Concern
As of the date the accompanying unaudited condensed consolidated financial statements were issued (the “issuance date”), management evaluated the presence of the following conditions and events at the Company in accordance with Accounting Standards Update (“ASU”) No. 2014-15, Disclosure of Uncertainties about an Entity’s Ability to Continue as a Going Concern (Subtopic 205-40):
As of December 31, 2023, the Company’s unrestricted cash and cash equivalents balance was $614,549, as compared to $433,507 as of September 30, 2023. Included in unrestricted cash and cash equivalents as of December 31, 2023 was (1) $120,930 in advance cash proceeds primarily from ticket sales, a majority of which the Company expects to pay to artists and promoters, and (2) $82,687 of cash and cash equivalents at MSG Networks, which is not available for distribution to the Company in order to maintain compliance with the covenants under the MSG Networks Credit Facilities (as defined below). As of December 31, 2023, the Company’s restricted cash balance was $13,278, as compared to $18,235 as of September 30, 2023. In addition, as of December 31, 2023, the Company had $391,903 of accounts payable, accrued and other current liabilities, including $164,247 of capital expenditure accruals primarily related to Sphere construction (a significant portion of which is in dispute and which the Company does not expect to pay).

SPHERE ENTERTAINMENT CO.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
(continued)
The principal balance of the Company’s total debt outstanding as of December 31, 2023 was $1,424,750, including $891,000 of debt under the MSG Networks Credit Facilities, which is classified as short-term on the condensed consolidated balance sheets.
Our primary sources of liquidity are cash and cash equivalents and cash flows from the operations of our businesses. The Company’s uses of cash over the next 12 months beyond the issuance date are expected to be substantial and include working capital-related items (including funding our operations), capital spending (including the creation of additional original content for Sphere), required debt service payments, and payments we expect to be made in connection with the refinancing of our indebtedness, and investments and related loans and advances that we may fund from time to time. We may also use cash to repurchase our common stock. The remaining net proceeds from the issuance of our 3.50% Convertible Senior Notes (as defined below) in December 2023 are to be used for general corporate purposes, including Sphere-related growth initiatives. Our decisions as to the use of our available liquidity will be based upon the ongoing review of the funding needs of our businesses, the optimal allocation of cash resources, and the timing of cash flow generation. To the extent that we desire to access alternative sources of funding through the capital and credit markets, market conditions could adversely impact our ability to do so at that time.
Our ability to have sufficient liquidity to fund our operations and refinance the MSG Networks Credit Facilities is dependent on the ability of Sphere in Las Vegas to generate significant positive cash flow during Fiscal Year 2024. Although we anticipate that Sphere in Las Vegas will generate substantial revenue and adjusted operating income on an annual basis over time, there can be no assurance that guests, artists, promoters, advertisers and marketing partners will continue to embrace this new platform. Original immersive productions, such as Postcard From Earth, have not been previously pursued on the scale of Sphere, which increases the uncertainty of our operating expectations. To the extent that our efforts do not result in viable shows, or to the extent that any such productions do not achieve expected levels of popularity among audiences, we may not generate the cash flows from operations necessary to fund our operations. To the extent we do not realize expected cash flows from operations from Sphere in Las Vegas, we would have to take several actions to improve our financial flexibility and preserve liquidity, including significant reductions in both labor and non-labor expenses as well as reductions and/or deferrals in capital spending. Therefore, while we currently believe we will have sufficient liquidity from cash and cash equivalents and cash flows from operations (including expected cash flows from operations from Sphere in Las Vegas) to fund our operations and, at a minimum, make required quarterly amortization payments of $61,875 on the MSG Networks Credit Facilities, as described below, no assurance can be provided that our liquidity will be sufficient in the event any of the preceding uncertainties facing Sphere in Las Vegas are realized over the next 12 months beyond the issuance date. The Company also anticipates MSG Networks will pay a portion of its term loan upon refinancing of the MSG Networks Credit Facilities prior to its maturity in October 2024.
As disclosed in Note 11. Credit Facilities and Convertible Notes, all of the outstanding borrowings under the MSG Networks Credit Facilities are guaranteed by the MSGN Guarantors (as defined under Note 11. Credit Facilities and Convertible Notes) and secured by the MSGN Collateral (as defined under Note 11. Credit Facilities and Convertible Notes). Sphere Entertainment Co., Sphere Entertainment Group, LLC (“Sphere Entertainment Group”) and the subsidiaries of Sphere Entertainment Group (collectively, the “Non-Credit Parties”) are not legally obligated to fund the outstanding borrowings under the MSG Networks Credit Facilities, nor are the assets of the Non-Credit Parties pledged as security under the MSG Networks Credit Facilities. Prior to maturity of the MSG Networks Credit Facilities in October 2024, MSG Networks expects to make $61,875 in required quarterly amortization payments on the MSG Networks Credit Facilities. The remaining outstanding borrowings under the MSG Networks Credit Facilities of $829,125 are scheduled to mature in October 2024, which is within one year of the issuance date of the accompanying unaudited condensed consolidated financial statements. However, MSG Networks will be unable to generate sufficient operating cash flows prior to the maturity to settle the remaining outstanding borrowings under the MSG Networks Credit Facilities when they become due. Therefore, management plans to refinance the MSG Networks Credit Facilities prior to maturity. Management has had discussions with certain of its lenders with respect to the refinancing of the MSG Networks Credit Facilities, which refinancing would include extending the maturity date and could also include amending certain terms, such as amortization, interest rates, covenants and financial ratios. While MSG Networks has historically been able to refinance its indebtedness, management can provide no assurance that MSG Networks will be able to refinance the MSG Networks Credit Facilities, or that such refinancing will be secured on terms that are acceptable to MSG Networks. In the event MSG Networks is unable to refinance the amount scheduled to mature under the MSG Networks Credit Facilities or secure alternative sources of funding through the capital and credit markets on acceptable terms, the lenders could exercise their remedies under the MSG Networks Credit Facilities, which would include, but not be limited to, declaring an event of default and foreclosing on the MSGN Collateral. In the event of an exercise of post-default rights and remedies, the Company believes the lenders would have no further remedies or recourse against the Non-Credit Parties pursuant to the terms of the MSG Networks Credit Facilities. While this condition raises substantial doubt about the Company’s ability to continue as a going concern, for the reasons stated in this paragraph, we have concluded this condition has been effectively alleviated and the Company will be able to continue as a going concern for at least one year beyond the issuance date of the accompanying unaudited condensed consolidated financial statements.

SPHERE ENTERTAINMENT CO.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
(continued)
Recently Issued and Adopted Accounting Pronouncements

Recently Issued Accounting Pronouncements
In November 2023, the Financial Accounting Standards Board (the “FASB”) issued ASU No. 2023-07, Improvement to Reportable Segment Disclosures. This ASU aims to improve segment disclosures through enhanced disclosures about significant segment expenses. The standard requires disclosure of significant expense categories and amounts for such expenses, including those segment expenses that are regularly provided to the chief operating decision maker, easily computable from information that is regularly provided, or significant expenses that are expressed in a form other than actual amounts. This standard will be effective for the Company in Fiscal Year 2025 and is required to be applied retrospectively to all prior periods presented in the financial statements. The Company is currently evaluating the impact of the additional disclosure requirements on the Company’s condensed consolidated financial statements.
In December 2023, the FASB issued ASU 2023-09, Improvements to Income Tax Disclosures, a final standard on improvements to income tax disclosures which applies to all entities subject to income taxes. The standard requires disaggregated information about a reporting entity’s effective tax rate reconciliation as well as information on income taxes paid. The standard is intended to benefit investors by providing more detailed income tax disclosures that would be useful in making capital allocation decisions. This standard will be effective for the Company in Fiscal Year 2026 and is required to be applied prospectively. The Company is currently evaluating the impact of the additional disclosure requirements on the Company’s condensed consolidated financial statements.
Note 3. Discontinued Operations
As a result of the MSGE Distribution and Tao Group Hospitality Disposition, the results of the traditional live entertainment business previously owned and operated by the Company through its MSG Entertainment business segment (excluding the Sphere business) and the entertainment dining and nightlife business previously owned and operated by the Company through its Tao Group Hospitality business segment, as well as transaction costs related to the MSGE Distribution and Tao Group Hospitality Disposition, have been classified in the accompanying condensed consolidated statements of operations as discontinued operations. See Note 3. Discontinued Operations, to the consolidated financial statements included in the 2023 Form 10-K, for more information about the MSGE Distribution and Tao Group Hospitality Disposition.
For the six months ended December 31, 2023, the Company recognized a loss from discontinued operations of $647, net of $294 of income tax benefit, related to the final purchase price adjustment from the Tao Group Hospitality Disposition. For the three months ended December 31, 2023, the Company did not recognize any loss from discontinued operations or any income tax benefit related to the final purchase price adjustment from the Tao Group Hospitality Disposition.

SPHERE ENTERTAINMENT CO.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
(continued)
The table below sets forth operating results of discontinued operations for the three and six months ended December 31, 2022. Amounts presented below differ from historically reported results for the MSG Entertainment and Tao Group Hospitality business segments due to reclassifications and adjustments made for purposes of discontinued operations.

	Three Months Ended
	December 31, 2022
	MSG Entertainment	Tao Group Hospitality	Eliminations	Total
Revenues	$348,637	$134,645	$(625)	$482,657
Direct operating expenses	(181,730)	(76,903)	871	(257,762)
Selling, general and administrative expenses	(36,237)	(42,116)	(462)	(78,815)
Depreciation and amortization	(15,586)	(6,087)	—	(21,673)
Impairment and other gains, net	4,412	473	—	4,885
Restructuring charges	(5,607)	—	—	(5,607)
Operating income	113,889	10,012	(216)	123,685
Interest income	911	23	—	934
Interest expense	(58)	(836)	—	(894)
Other loss, net	(2,171)	(327)	—	(2,498)
Income from operations before income taxes	112,571	8,872	(216)	121,227
Income tax expense	(18,479)	(4,883)	—	(23,362)
Net income	94,092	3,989	(216)	97,865
Less: Net (loss) income attributable to nonredeemable noncontrolling interests	(181)	125	—	(56)
Less: Net income attributable to redeemable noncontrolling interests	—	3,029	—	3,029
Net income from discontinued operations attributable to Sphere Entertainment Co.’s stockholders	$94,273	$835	$(216)	$94,892

	Six Months Ended
	December 31, 2022
	MSG Entertainment	Tao Group Hospitality	Eliminations	Total
Revenues	$494,712	$267,221	$(1,187)	$760,746
Direct operating expenses	(282,393)	(154,066)	1,247	(435,212)
Selling, general and administrative expenses	(64,966)	(84,659)	—	(149,625)
Depreciation and amortization	(31,572)	(13,723)	—	(45,295)
Impairment and other gains, net	4,412	473	—	4,885
Restructuring charges	(5,607)	—	—	(5,607)
Operating income	114,586	15,246	60	129,892
Interest income	1,519	36	—	1,555
Interest expense	(1,083)	(1,978)	—	(3,061)
Other (loss) income, net	(1,285)	727	—	(558)
Income from operations before income taxes	113,737	14,031	60	127,828
Income tax expense	(21,415)	(6,288)	—	(27,703)
Net income	92,322	7,743	60	100,125
Less: Net (loss) income attributable to nonredeemable noncontrolling interests	(553)	87	—	(466)
Less: Net income attributable to redeemable noncontrolling interests	—	4,153	—	4,153
Net income from discontinued operations attributable to Sphere Entertainment Co.’s stockholders	$92,875	$3,503	$60	$96,438

SPHERE ENTERTAINMENT CO.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
(continued)
As permitted under Accounting Standards Codification (“ASC”) Subtopic 205-20-50-5b(2), the Company has elected not to adjust the condensed consolidated statements of cash flows for the six months ended December 31, 2022 to exclude cash flows attributable to discontinued operations.
The table below sets forth, for the period presented, significant selected financial information related to discontinued activities included in the accompanying condensed consolidated financial statements:

	Three Months Ended		Six Months Ended
	December 31, 2022		December 31, 2022
	MSG Entertainment	Tao Group Hospitality	MSG Entertainment	Tao Group Hospitality
Non-cash items included in net income:
Depreciation and amortization	$15,586	$6,087	$31,572	$13,723
Share-based compensation (credit) expense, net	(543)	2,374	1,104	4,426

Cash flows from investing activities:
Capital expenditures, net	$4,353	$5,686	$9,208	$11,455
Note 4. Revenue Recognition
Contracts with Customers
See Note 2. Summary of Significant Accounting Policies and Note 4. Revenue Recognition, to the consolidated financial statements included in the 2023 Form 10-K, for more information regarding the details of the Company’s revenue recognition policies. All revenue recognized in the condensed consolidated statements of operations is considered to be revenue from contracts with customers in accordance with ASC Topic 606, Revenue From Contracts with Customers, except for revenues from subleases that are accounted for in accordance with ASC Topic 842, Leases.
Disaggregation of Revenue
The following tables disaggregate the Company’s revenue by major source and reportable segment based upon the timing of transfer of goods or services to the customer for the three and six months ended December 31, 2023 and 2022:

	Three Months Ended
	December 31, 2023
	Sphere	MSG Networks	Total
Event-related (a)	$148,097	$—	$148,097
Sponsorship, signage, ExosphereTM advertising, and suite licenses revenues (b)	17,522	690	18,212
Media related, primarily from affiliation agreements (b)	—	143,096	143,096
Other	1,418	2,572	3,990
Total revenues from contracts with customers	167,037	146,358	313,395
Revenues from subleases	762	—	762
Total revenues	$167,799	$146,358	$314,157

	Three Months Ended
	December 31, 2022
	Sphere	MSG Networks	Total
Sponsorship, signage, Exosphere advertising, and suite licenses (b)	$—	$2,404	$2,404
Media related, primarily from affiliation agreements (b)	—	154,401	154,401
Other	—	2,093	2,093
Total revenues from contracts with customers	—	158,898	158,898
Revenues from subleases	643	—	643
Total revenues	$643	$158,898	$159,541

SPHERE ENTERTAINMENT CO.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
(continued)

	Six Months Ended
	December 31, 2023
	Sphere	MSG Networks	Total
Event-related (a)	$152,156	$—	$152,156
Sponsorship, signage, ExosphereTM advertising, and suite licenses revenues (b)	20,082	908	20,990
Media related, primarily from affiliation agreements (b)	—	252,891	252,891
Other	1,849	2,787	4,636
Total revenues from contracts with customers	174,087	256,586	430,673
Revenues from subleases	1,491	—	1,491
Total revenues	$175,578	$256,586	$432,164

	Six Months Ended
	December 31, 2022
	Sphere	MSG Networks	Total
Sponsorship, signage, Exosphere advertising, and suite licenses (b)	$—	$2,648	$2,648
Media related, primarily from affiliation agreements (b)	—	276,213	276,213
Other	—	2,516	2,516
Total revenues from contracts with customers	—	281,377	281,377
Revenues from subleases	1,293	—	1,293
Total revenues	$1,293	$281,377	$282,670
_________________
(a)     Event-related revenues consists of (i) the Sphere Experience, (ii) ticket sales and other ticket-related revenues, (iii) venue license fees from third-party promoters, and (iv) food, beverage and merchandise sales. Event-related revenues are recognized at a point in time. As such, these revenues have been included in the same category in the table above.
(b)     See Note 2. Summary of Significant Accounting Policies, Revenue Recognition, and Note 4. Revenue Recognition, to the consolidated financial statements included in the 2023 Form 10-K, for further details on the pattern of recognition of sponsorship, signage, Exosphere advertising, suite licenses, and media related revenue.
In addition to the disaggregation of the Company’s revenue by major source based upon the timing of transfer of goods or services to the customer disclosed above, the following tables disaggregate the Company’s consolidated revenues by type of goods or services in accordance with the required entity-wide disclosure requirements of ASC Subtopic 280-10-50-38 to 40 and the disaggregation of revenue required disclosures in accordance with ASC Subtopic 606-10-50-5 for the three and six months ended December 31, 2023 and 2022:

	Three Months Ended
	December 31, 2023
	Sphere	MSG Networks	Total
Ticketing and venue license fee revenues (a)	$121,821	$—	$121,821
Sponsorship, signage, Exosphere advertising, and suite revenues	23,406	—	23,406
Food, beverage, and merchandise revenues	21,810	—	21,810
Media networks revenues (b)	—	146,358	146,358
Total revenues from contracts with customers	167,037	146,358	313,395
Revenues from subleases	762	—	762
Total revenues	$167,799	$146,358	$314,157

	Three Months Ended
	December 31, 2022
	Sphere	MSG Networks	Total
Media networks revenues (b)	$—	$158,898	$158,898
Revenues from subleases	643	—	643
Total revenues	$643	$158,898	$159,541

SPHERE ENTERTAINMENT CO.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
(continued)

	Six Months Ended
	December 31, 2023
	Sphere	MSG Networks	Total
Ticketing and venue license fee revenues (a)	$124,628	$—	$124,628
Sponsorship, signage, Exosphere advertising, and suite revenues	26,306	—	26,306
Food, beverage, and merchandise revenues	23,153	—	23,153
Media networks revenues (b)	—	256,586	256,586
Total revenues from contracts with customers	174,087	256,586	430,673
Revenues from subleases	1,491	—	1,491
Total revenues	$175,578	$256,586	$432,164

	Six Months Ended
	December 31, 2022
	Sphere	MSG Networks	Total
Media networks revenues (b)	$—	$281,377	$281,377
Revenues from subleases	1,293	—	1,293
Total revenues	$1,293	$281,377	$282,670
_________________
(a)    Amounts include ticket sales, other ticket-related revenue, and venue license fees from the Company’s events such as (i) concerts, (ii) The Sphere Experience and (iii) other live entertainment and sporting events.
(b)    Primarily consists of affiliation fees from Distributors (as defined below) and, to a lesser extent, advertising revenues through the sale of commercial time and other advertising inventory during MSG Networks programming.
Contract Balances
The following table provides information about contract balances from the Company’s contracts with customers as of December 31, 2023 and June 30, 2023:

	As of
	December 31,	June 30,
	2023	2023
Receivables from contracts with customers, net (a)	$180,589	$115,039
Contract assets, current (b)	—	314
Deferred revenue, including non-current portion (c)	78,381	27,397
_________________
(a)    Receivables from contracts with customers, net, which are reported in Accounts receivable, net in the Company’s condensed consolidated balance sheets, represent the Company’s unconditional rights to consideration under its contracts with customers. As of December 31, 2023 and June 30, 2023, the Company’s receivables from contracts with customers above included $625 and $2,730, respectively, related to various related parties. See Note 15. Related Party Transactions, for further details on these related party arrangements.
(b)     Contract assets current, which are reported as Prepaid expenses and other current assets in the Company’s condensed consolidated balance sheets, primarily relate to the Company’s rights to consideration for goods or services transferred to customers, for which the Company does not have an unconditional right to bill as of the reporting date. Contract assets are transferred to accounts receivable once the Company’s right to consideration becomes unconditional.
(c)    Revenue recognized for the three and six months ended December 31, 2023 relating to the deferred revenue balance as of June 30, 2023 was $19,254 and $20,724, respectively.

Transaction Price Allocated to the Remaining Performance Obligations
As of December 31, 2023, the Company’s remaining performance obligations were $175,820 of which 50% is expected to be recognized over the next two years and an additional 27% of the balance to be recognized in the following two years. This primarily relates to performance obligations under sponsorship agreements that have original expected durations longer than one year and for which the respective consideration is not variable. In developing the estimated revenue, the Company applies the allowable practical expedient and does not disclose information about remaining performance obligations that have original expected durations of one year or less.

SPHERE ENTERTAINMENT CO.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
(continued)
Note 5. Restructuring Charges
During Fiscal Year 2024, the Company incurred costs for termination benefits for certain executives and employees in the Sphere segment. As a result, the Company recognized restructuring charges of $1,287 and $4,678 for the three and six months ended December 31, 2023, respectively, which are recorded in Accounts payable, accrued and other current liabilities and Related party payables, current, on the condensed consolidated balance sheets. Restructuring charges of $8,075 were recorded for the three and six months ended December 31, 2022, respectively, which were recorded in Accounts payable, accrued and other current liabilities on the condensed consolidated balance sheets.
Changes to the Company’s restructuring liability through December 31, 2023 were as follows:

Restructuring Liability
June 30, 2023	$8,891
Restructuring charges	4,678
Payments	(6,820)
December 31, 2023	$6,749
Note 6. Investments in Nonconsolidated Affiliates
The Company’s investments in nonconsolidated affiliates, which are accounted for under the equity method of accounting or as equity investments without readily determinable fair value, consisted of the following:

		Investment As of
	Ownership Percentage as of December 31, 2023	December 31, 2023	June 30, 2023
Equity method investments:
SACO Technologies Inc. (“SACO”)	30%	$19,750	$22,246
Holoplot Loan (a)		21,741	20,971
Holoplot	25%	694	1,542
MSG Entertainment (b)	—%	—	341,039
Equity investments without readily determinable fair values		8,721	8,721
Total investments in nonconsolidated affiliates		$50,906	$394,519
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
(b)    As of December 31, 2023, following the sale of portions of the MSGE Retained Interest and the repayment of the DDTL Facility (as defined below) with MSG Entertainment using a portion of the MSGE Retained Interest, the Company no longer holds any of the outstanding common stock of MSG Entertainment. The Company elected the fair value option for its investment in MSG Entertainment as of June 30, 2023, when it held approximately 20% of the outstanding shares of common stock of MSG Entertainment (in the form of Class A common stock). The fair value of the investment was determined based on quoted market prices on the New York Stock Exchange (“NYSE”), which were classified within Level I of the fair value hierarchy.

SPHERE ENTERTAINMENT CO.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
(continued)
The following table summarizes the realized and unrealized gain (loss) on equity investments with and without readily determinable fair values, which is reported in Other (expense) income, net, for the three and six months ended December 31, 2023 and 2022:

	Three Months Ended		Six Months Ended
	December 31,		December 31,
	2023	2022	2023	2022
Unrealized gain	$—	$—	$—	$1,969
Realized loss from shares of MSG Entertainment Class A common stock sold	—	—	(19,027)	—
Total realized and unrealized (loss) gain on equity investments	$—	$—	$(19,027)	$1,969
Supplemental information on realized loss:
Shares of MSG Entertainment Class A common stock disposed (a)	—	—	1,923	—
Shares of MSG Entertainment Class A common stock sold (b)	—	—	8,221	—
Cash proceeds from shares of MSG Entertainment Class A common stock sold	$—	$—	$256,501	$—
_________________
(a)    Refer to Note 11. Credit Facilities and Convertible Notes, for further explanation of the approximately 1,923 shares disposed related to the repayment of the DDTL Facility.
(b)     The sale of approximately 8,221 shares of MSG Entertainment Class A common stock resulted in the cash proceeds from common stock sold.
Note 7. Property and Equipment, net
As of December 31, 2023 and June 30, 2023, property and equipment, net consisted of the following:

	As of
	December 31, 2023	June 30, 2023
Land	$44,569	$80,878
Buildings	2,287,504	69,049
Equipment, furniture, and fixtures	1,111,070	159,786
Leasehold improvements	18,491	18,491
Construction in progress	6,565	3,066,785
Total property and equipment, gross	3,468,199	3,394,989
Less accumulated depreciation and amortization	(180,266)	(87,828)
Property and equipment, net	$3,287,933	$3,307,161
The property and equipment balances above include $164,247 and $236,593 of capital expenditure accruals (primarily related to Sphere construction) as of December 31, 2023 and June 30, 2023, respectively, which are reflected in Accounts payable, accrued and other current liabilities in the accompanying condensed consolidated balance sheets. During the first quarter of Fiscal Year 2024, the Company placed $3,130,028 of construction in progress assets into service with the opening of Sphere, and began depreciating them over their corresponding estimated useful lives. See Note 2. Summary of Significant Accounting Policies, to the consolidated financial statements included in the 2023 Form 10-K, for details on the Company’s estimated useful lives for each major category of property and equipment.
The Company recorded depreciation expense on property and equipment of $79,253 and $92,733 for the three and six months ended December 31, 2023, respectively, and $6,607 and $11,961 for the three and six months ended December 31, 2022, respectively, which is recognized in Depreciation and amortization in the condensed consolidated statements of operations.
On November 21, 2023, the Company announced that it was formally notified by the Mayor of London that its planning application for a Sphere venue in Stratford, London was not approved. In light of this decision, the Company no longer plans to allocate resources towards the development of a Sphere in the United Kingdom. In connection with this decision, the Company recorded an impairment charge of $116,541 on construction in progress and land assets reported within the Sphere segment. This charge is recognized in Impairment and other (losses) gains, net within the condensed consolidated statements of operations for the three and six month ended December 31, 2023. The fair value of the land was determined using an estimate of the assumed exit value from a market participant perspective.

SPHERE ENTERTAINMENT CO.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
(continued)
Note 8. Original Immersive Production Content
The Company’s production content for its original immersive productions are included within Other non-current assets in the accompanying condensed consolidated balance sheets.
As of December 31, 2023 and June 30, 2023, total deferred immersive production content costs consisted of the following:

	As of
	December 31, 2023	June 30, 2023
Production content
Released, less amortization	$76,194	$—
In-process	—	61,421
Total production content	$76,194	$61,421
The following table summarizes the Company’s amortization of production content costs, which is reported in Direct operating expenses in the accompanying condensed consolidated statements of operations for the three and six months ended December 31, 2023 and 2022 as follows:

	Three Months Ended		Six Months Ended
	December 31,		December 31,
	2023	2022	2023	2022
Production content costs (a)	$5,545	$—	$5,545	$—
_________________
(a)    For purposes of amortization and impairment, each deferred immersive production content cost is classified based on its predominant monetization strategy. The Company’s current original immersive productions are monetized individually. Refer to Note 2. Accounting Policies, for further explanation of the monetization strategy.
Note 9. Goodwill and Intangible Assets
The carrying amounts of goodwill as of December 31, 2023 and June 30, 2023 were as follows:

	As of
	December 31, 2023	June 30, 2023
Sphere	$32,299	$32,299
MSG Networks	424,508	424,508
Total Goodwill	$456,807	$456,807
During the first quarter of Fiscal Year 2024, the Company performed its annual impairment test of goodwill and determined that there was no impairment of goodwill identified as of the impairment test date.

The Company’s intangible assets subject to amortization, which relate to affiliate relationships, as of December 31, 2023 and June 30, 2023 were as follows:

	As of
	December 31, 2023	June 30, 2023
Gross carrying amount	$83,044	$83,044
Accumulated amortization	(66,691)	(65,134)
Intangible assets, net	$16,353	$17,910
The Company recognized amortization expense on intangible assets of $778 and $1,557 for the three and six months ended December 31, 2023, respectively, and $779 and $1,558 for the three and six months ended December 31, 2022, respectively, which is recognized in Depreciation and amortization in the accompanying condensed consolidated statements of operations.

SPHERE ENTERTAINMENT CO.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
(continued)
Note 10. Commitments and Contingencies
Commitments
See Note 11. Commitments and Contingencies, to the consolidated financial statements included in the 2023 Form 10-K, for details on the Company’s commitments. The Company’s commitments as of June 30, 2023 included a total of $3,134,884 of contract obligations (primarily related to media rights agreements from the MSG Networks segment).
During the three and six months ended December 31, 2023, the Company did not have any material changes in its non-cancelable contractual obligations (other than activities in the ordinary course business). See Note 11. Credit Facilities and Convertible Notes, for details of the principal repayments required under the Company’s various credit facilities.
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
On March 14, 2023, the parties to the MSG Entertainment Litigation reached an agreement in principle to settle the MSG Entertainment Litigation, without admitting liability, on the terms and conditions set forth in a binding term sheet, which was incorporated into a long-form settlement agreement (the “MSGE Settlement Agreement”) that was filed with the Court on April 20, 2023. The MSGE Settlement Agreement provided for, among other things, the final dismissal of the MSG Entertainment Litigation in exchange for a settlement payment to the Company of $85,000, subject to customary reduction for attorneys’ fees and expenses, in an amount to be determined by the Court. The settlement’s amount was fully funded by the other defendants’ insurers. The MSGE Settlement Agreement was approved by the Court on August 14, 2023, which constituted the final judgment in the action. A realized gain of $62,647 was recognized in Other income (expense), net on the condensed consolidated statements of operations in connection with the settlement payment to the Company.
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
On April 6, 2023, the parties to the MSG Networks Litigation reached an agreement in principle to settle the MSG Networks Litigation, without admitting liability, on the terms and conditions set forth in a binding term sheet, which was incorporated into a long-form settlement agreement (the “MSGN Settlement Agreement”) that was filed with the Court on May 18, 2023. The MSGN

SPHERE ENTERTAINMENT CO.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
(continued)
Settlement Agreement provided for, among other things, the final dismissal of the MSG Networks Litigation in exchange for a settlement payment to the plaintiffs and the class of $48,500, of which $28,000 has been paid as of December 31, 2023, with approximately $20,500 accrued for in Accounts payable, accrued and other current liabilities. The MSGN Settlement Agreement was approved by the Court on August 14, 2023, which constituted the final judgment in the action. MSG Networks has a dispute with its insurers over whether and to what extent there is insurance coverage for the settlement. Unless MSG Networks Inc. and the insurers settle that insurance dispute, it is expected to be resolved in a pending Delaware insurance coverage action. In the interim, and subject to final resolution of the parties’ insurance coverage dispute, certain of MSG Networks’ insurers agreed to advance $20,500 to fund the settlement and related class notice costs.
The Company is a defendant in various other lawsuits. Although the outcome of these other lawsuits cannot be predicted with certainty (including the extent of available insurance, if any), management does not believe that resolution of these other lawsuits will have a material adverse effect on the Company.
Note 11. Credit Facilities and Convertible Notes
The following table summarizes the presentation of the outstanding balances under the Company’s credit agreements as of December 31, 2023 and June 30, 2023:

	As of
	December 31, 2023			June 30, 2023
	Principal	Unamortized Deferred Financing Costs	Net	Principal	Unamortized Deferred Financing Costs	Net
Current portion
MSG Networks Term Loan	$891,000	$(890)	$890,110	$82,500	$—	$82,500
Current portion of long-term debt, net	$891,000	$(890)	$890,110	$82,500	$—	$82,500

	As of
	December 31, 2023				June 30, 2023
	Principal	Debt Discount	Unamortized Deferred Financing Costs	Net	Principal	Debt Discount	Unamortized Deferred Financing Costs	Net
Non-current portion
MSG Networks Term Loan	$—	$—	$—	$—	$849,750	$—	$(1,483)	$848,267
LV Sphere Term Loan Facility	275,000	—	(4,331)	270,669	275,000	—	(4,880)	270,120
3.50% Convertible Senior Notes	258,750	(7,116)	(890)	250,744	—	—	—	—
Long-term debt, net	$533,750	$(7,116)	$(5,221)	$521,413	$1,124,750	$—	$(6,363)	$1,118,387
MSG Networks Credit Facilities
General. MSGN Holdings, L.P. (“MSGN L.P.”), MSGN Eden, LLC, an indirect subsidiary of the Company and the general partner of MSGN L.P., Regional MSGN Holdings LLC, an indirect subsidiary of the Company and the limited partner of MSGN L.P. (collectively with MSGN Eden, LLC, the “MSGN Holdings Entities”), and certain subsidiaries of MSGN L.P. have senior secured credit facilities pursuant to a credit agreement (as amended and restated on October 11, 2019, the “MSGN Credit Agreement”) consisting of: (i) an initial $1,100,000 term loan facility (the “MSGN Term Loan Facility”) and (ii) a $250,000 revolving credit facility (the “MSGN Revolving Credit Facility” and, together with the MSGN Term Loan Facility, the “MSG Networks Credit Facilities”), each with a term of five years. Up to $35,000 of the MSGN Revolving Credit Facility is available for the issuance of letters of credit. As of December 31, 2023, there were no borrowings or letters of credit issued and outstanding under the MSGN Revolving Credit Facility.
Interest Rates. Borrowings under the MSGN Credit Agreement bear interest at a floating rate, which at the option of MSGN L.P. may be either (i) a base rate plus an additional rate ranging from 0.25% to 1.25% per annum (determined based on a total net leverage ratio), or (ii) adjusted Term SOFR (i.e., Term SOFR plus 0.10%) plus an additional rate ranging from 1.25% to 2.25% per annum (determined based on a total leverage ratio). Upon a payment default in respect of principal, interest or other amounts due and payable under the MSGN Credit Agreement or related loan documents, default interest will accrue on all overdue amounts at an additional rate of 2.00% per annum. The MSGN Credit Agreement requires that MSGN L.P. pay a commitment fee ranging from 0.225% to 0.30%

SPHERE ENTERTAINMENT CO.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
(continued)
(determined based on a total leverage ratio) in respect of the average daily unused commitments under the MSGN Revolving Credit Facility. MSGN L.P. will also be required to pay customary letter of credit fees, as well as fronting fees, to banks that issue letters of credit. The interest rate on the MSGN Term Loan Facility as of December 31, 2023 was 7.46%.
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
Covenants. The MSGN Credit Agreement generally requires the MSGN Holdings Entities and MSGN L.P. and its restricted subsidiaries on a consolidated basis to comply with a maximum total leverage ratio of 5.50:1.00, subject, at the option of MSGN L.P. to an upward adjustment to 6.00:1.00 during the continuance of certain events. As of December 31, 2023, the total leverage ratio was 5.29:1:00. In addition, the MSGN Credit Agreement requires a minimum interest coverage ratio of 2.00:1.00 for the MSGN Holdings Entities and MSGN L.P. and its restricted subsidiaries on a consolidated basis. As of December 31, 2023, the interest coverage ratio was 2.47:1:00. All borrowings under the MSGN Credit Agreement are subject to the satisfaction of customary conditions, including absence of a default and accuracy of representations and warranties. As of December 31, 2023, the MSGN Holdings Entities and MSGN L.P. and its restricted subsidiaries on a consolidated basis were in compliance with the covenants.
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
Guarantors and Collateral. All obligations under the MSGN Credit Agreement are guaranteed by the MSGN Holdings Entities and MSGN L.P.’s existing and future direct and indirect domestic subsidiaries that are not designated as excluded subsidiaries or unrestricted subsidiaries (the “MSGN Subsidiary Guarantors,” and together with the MSGN Holdings Entities, the “MSGN Guarantors”). All obligations under the MSGN Credit Agreement, including the guarantees of those obligations, are secured by certain assets of MSGN L.P. and each MSGN Guarantor (collectively, “MSGN Collateral”), including, but not limited to, a pledge of the equity interests in MSGN L.P. held directly by the MSGN Holdings Entities and the equity interests in each MSGN Subsidiary Guarantor held directly or indirectly by MSGN L.P.
LV Sphere Term Loan Facility
General. On December 22, 2022, MSG Las Vegas, LLC (“MSG LV”), an indirect, wholly-owned subsidiary of the Company, entered into a credit agreement with JP Morgan Chase Bank, N.A., as administrative agent and the lenders party thereto, providing for a five-year, $275,000 senior secured term loan facility (the “LV Sphere Term Loan Facility”).
Interest Rates. Borrowings under the LV Sphere Term Loan Facility bear interest at a floating rate, which at the option of MSG LV may be either (i) a base rate plus a margin of 3.375% per annum or (ii) adjusted Term SOFR (i.e., Term SOFR plus 0.10%) plus a margin of 4.375% per annum. The interest rate on the LV Sphere Term Loan Facility as of December 31, 2023 was 9.83%.
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
Covenants. The LV Sphere Term Loan Facility and related guaranty by Sphere Entertainment Group include financial covenants requiring MSG LV to maintain a specified minimum debt service coverage ratio and requiring Sphere Entertainment Group to maintain a specified minimum liquidity level. The debt service coverage ratio covenant began testing in the fiscal quarter ended December 31, 2023 on a historical basis and on a prospective basis. Both the historical and prospective debt service coverage ratios

SPHERE ENTERTAINMENT CO.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
(continued)
are required to be at least 1.35:1.00. In addition, among other conditions, MSG LV is not permitted to make distributions to Sphere Entertainment Group unless the historical and prospective debt service coverage ratios are at least 1.50:1.00. The minimum liquidity level for Sphere Entertainment Group is set at $50,000, with $25,000 required to be held in cash or cash equivalents and is tested as of the last day of each fiscal quarter based on Sphere Entertainment Group’s unencumbered liquidity, consisting of cash and cash equivalents and available lines of credit, as of such date.
In addition to the covenants described above, the LV Sphere Term Loan Facility and the related guaranty and security and pledge agreements contain certain customary representations and warranties, affirmative and negative covenants and events of default. The LV Sphere Term Loan Facility contains certain restrictions on the ability of MSG LV and Sphere Entertainment Group to take certain actions as provided in (and subject to various exceptions and baskets set forth in) the LV Sphere Term Loan Facility and the related guaranty and security and pledge agreements, including the following: (i) incur additional indebtedness; (ii) make investments, loans or advances in or to other persons; (iii) pay dividends and distributions (which will restrict the ability of MSG LV to make cash distributions to the Company); (iv) change its lines of business; (v) engage in certain transactions with affiliates; (vi) amend organizational documents; (vii) merge or consolidate; and (viii) make certain dispositions.
Guarantors and Collateral. All obligations under the LV Sphere Term Loan Facility are guaranteed by Sphere Entertainment Group. All obligations under the LV Sphere Term Loan Facility, including the guarantees of those obligations, are secured by all of the assets of MSG LV and certain assets of Sphere Entertainment Group including, but not limited to, MSG LV’s leasehold interest in the land on which Sphere in Las Vegas is located and a pledge of all of the equity interests held directly by Sphere Entertainment Group in MSG LV.
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
3.50% Convertible Senior Notes
On December 8, 2023, the Company completed a private unregistered offering (the “Offering”) of $258,750 in aggregate principal amount of its 3.50% Convertible Senior Notes due 2028 (the “3.50% Convertible Senior Notes”), which amount includes the full exercise of the initial purchasers’ option to purchase additional 3.50% Convertible Senior Notes.
The Company used $14,309 of the net proceeds from the Offering to fund the cost of entering into the capped call transactions described below, with the remaining net proceeds from the Offering designated for general corporate purposes, including capital for Sphere-related growth initiatives. The capped call transactions met all of the applicable criteria for equity classification in accordance with ASC 815-10-15-74(a), “Derivatives and Hedging—Embedded Derivatives—Certain Contracts Involving an Entity’s Own Equity,” and were recorded as a reduction to Equity on the Company’s condensed consolidated statements of stockholder’s equity and condensed consolidated balance sheets.

On December 8, 2023, the Company entered into an Indenture, dated as of December 8, 2023 (the “Indenture”), with U.S. Bank Trust Company, National Association, as trustee (the “Trustee”), relating to 3.50% Convertible Senior Notes. The 3.50% Convertible Senior Notes constitute a senior general unsecured obligation of the Company.
The 3.50% Convertible Senior Notes bear interest at a rate of 3.50% per year, payable semi-annually in arrears on June 1 and December 1 of each year, beginning on June 1, 2024. The 3.50% Convertible Senior Notes will mature on December 1, 2028, unless earlier redeemed, repurchased or converted.
Subject to the terms of the Indenture, the 3.50% Convertible Senior Notes may be converted at an initial conversion rate of 28.1591 shares of Class A Common Stock per $1,000 principal amount of 3.50% Convertible Senior Notes (equivalent to an initial conversion price of approximately $35.51 per share of Class A Common Stock). Upon conversion of the 3.50% Convertible Senior Notes, the Company will pay or deliver, as the case may be, cash, shares of Class A Common Stock or a combination of cash and shares of Class A Common Stock, at the Company’s election, in accordance with the Indenture. Holders of the 3.50% Convertible Senior Notes may convert their 3.50% Convertible Senior Notes at their option at any time on or after September 1, 2028 until the close of business on the second scheduled trading day immediately preceding the maturity date. Holders of the 3.50% Convertible Senior Notes will also

SPHERE ENTERTAINMENT CO.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
(continued)
have the right to convert the 3.50% Convertible Senior Notes prior to September 1, 2028, but only upon the occurrence of specified events described in the Indenture. The conversion rate is subject to anti-dilution adjustments if certain events occur.

Prior to December 6, 2026, the 3.50% Convertible Senior Notes will not be redeemable. On or after December 6, 2026, the Company may redeem for cash all or part of the 3.50% Convertible Senior Notes (subject to certain exceptions), at its option, if the last reported sale price of the Class A Common Stock has been at least 130% of the conversion price then in effect for at least 20 trading days (whether or not consecutive) during any period of 30 consecutive trading days (including the last trading day of such period) ending on, and including, the trading day immediately preceding the date on which the Company provides notice of redemption at a redemption price equal to 100% of the principal amount of the 3.50% Convertible Senior Notes to be redeemed, plus accrued and unpaid interest to, but not including, the redemption date. No sinking fund is provided for the 3.50% Convertible Senior Notes.

If certain corporate events occur or the Company delivers a notice of redemption prior to the maturity date of the 3.50% Convertible Senior Notes, and a holder elects to convert its 3.50% Convertible Senior Notes in connection with such corporate event or notice of redemption, as the case may be, the Company will, under certain circumstances, increase the conversion rate for the 3.50% Convertible Senior Notes so surrendered for conversion by a number of additional shares of Class A Common Stock in accordance with the Indenture. No adjustment to the conversion rate will be made if the price paid or deemed to be paid per share of Class A Common Stock in such corporate event or redemption, as the case may be, is either less than $28.41 per share or exceeds $280.00 per share.

If a specified “Fundamental Change” (as defined in the Indenture) occurs prior to the maturity date of the 3.50% Convertible Senior Notes, under certain circumstances each holder may require the Company to repurchase all or part of its 3.50% Convertible Senior Notes at a repurchase price equal to 100% of the principal amount, plus accrued and unpaid interest to, but not including, the repurchase date.

Under the Indenture, the 3.50% Convertible Senior Notes may be accelerated upon the occurrence of certain events of default. In the case of an event of default with respect to the 3.50% Convertible Senior Notes arising from specified events of bankruptcy or insolvency of the Company, 100% of the principal of and accrued and unpaid interest on the 3.50% Convertible Senior Notes will automatically become due and payable. If any other event of default with respect to the 3.50% Convertible Senior Notes under the Indenture occurs or is continuing, the Trustee or holders of at least 25% in aggregate principal amount of the then outstanding 3.50% Convertible Senior Notes may declare the principal amount of the 3.50% Convertible Senior Notes to be immediately due and payable.

On December 5, 2023, in connection with the pricing of the 3.50% Convertible Senior Notes, and on December 6, 2023, in connection with the exercise in full by the initial purchasers of their option to purchase additional 3.50% Convertible Senior Notes, the Company entered into capped call transactions with certain of the initial purchasers of the 3.50% Convertible Senior Notes or their respective affiliates and other financial institutions, pursuant to capped call confirmations. The capped call transactions are expected generally to reduce the potential dilution to the Class A Common Stock upon any conversion of the 3.50% Convertible Senior Notes and/or offset any cash payments the Company is required to make in excess of the principal amount of converted 3.50% Convertible Senior Notes, as the case may be, with such reduction and/or offset subject to a cap based on a cap price initially equal to approximately $42.62 per share (which represents a premium of approximately 50% over the last reported sale price of the Class A Common Stock of $28.41 per share on the New York Stock Exchange (the “NYSE”) on December 5, 2023), and is subject to certain adjustments under the terms of the capped call transactions.
Interest payments and loan principal repayments made by the Company under the credit agreements were as follows:

	Interest Payments		Loan Principal Repayments
	Six Months Ended		Six Months Ended
	December 31,		December 31,
	2023	2022	2023	2022
MSG Networks Credit Facilities	$34,825	$24,468	$41,250	$24,750
LV Sphere Term Loan Facility	13,412	—	—	—
Delayed Draw Term Loan Facility	460	—	65,000	—
Total Payments	$48,697	$24,468	$106,250	$24,750

SPHERE ENTERTAINMENT CO.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
(continued)
The carrying value and fair value of the Company’s debt reported in the accompanying condensed consolidated balance sheets are as follows:

	As of
	December 31, 2023		June 30, 2023
	Carrying Value (a)	Fair Value	Carrying Value (a)	Fair Value
Liabilities:
MSG Networks Credit Facilities	$891,000	$886,545	$932,250	$927,589
LV Sphere Term Loan Facility	275,000	273,625	275,000	272,250
3.50% Convertible Senior Notes	251,634	298,779	—	—
Total Long-term debt	$1,417,634	$1,458,949	$1,207,250	$1,199,839
_________________
(a)    The total carrying value of the Company’s debt as of December 31, 2023 and June 30, 2023 is equal to the current and non-current principal payments for the Company’s credit agreements, net of discount, excluding unamortized deferred financing costs of $6,111 and $6,363, respectively.
The Company’s long-term debt is classified within Level II of the fair value hierarchy as it is valued using quoted indices of similar instruments for which the inputs are readily observable.
Note 12. Pension Plans and Other Postretirement Benefit Plan
The Company sponsors (i) both funded and unfunded and qualified and non-qualified pension plans, including the Networks 1212 Plan, Networks Excess Cash Balance Plan, and the Networks Excess Retirement Plan (together, the “Networks Plans”), (ii) an excess savings plan and (iii) a postretirement benefit plan (the “Postretirement Plan”). In connection with the MSGE Distribution, the Company established an unfunded non-contributory, non-qualified frozen excess cash balance plan (the “Sphere Excess Plan”) covering certain employees who participated in the pre-MSGE Distribution cash balance plan, which was transferred to MSG Entertainment in connection with the MSGE Distribution. The Networks Plans and Sphere Excess Plans are collectively referred to as the “Pension Plans.” Prior to the MSGE Distribution, the Company sponsored two contributory welfare plans which provided certain postretirement healthcare benefits to certain employees hired prior to January 1, 2001. The sponsorship of the Postretirement Plan covering Networks employees was retained by the Company while the postretirement plan covering MSGE employees was transferred to MSG Entertainment in connection with MSGE Distribution. In addition, the liabilities associated with the postretirement plan for MSGE employees were transferred from the Company to MSG Entertainment in connection with the MSGE Distribution. See Note 13. Pension Plans and Other Postretirement Benefit Plans, to the consolidated financial statements included in the 2023 Form 10-K, for more information regarding these plans.
Defined Benefit Pension Plans and Postretirement Benefit Plan
The following table presents components of net periodic benefit cost for the Pension Plans and Postretirement Plan included in the accompanying condensed consolidated statements of operations for the three and six months ended December 31, 2023 and 2022. Service cost is recognized in direct operating expenses and selling, general and administrative expenses. All other components of net periodic benefit cost are reported in Other expense, net.

	Pension Plans		Postretirement Plan
	Three Months Ended		Three Months Ended
	December 31,		December 31,
	2023	2022	2023	2022
Service cost	$61	$123	$5	$15
Interest cost	429	1,189	17	19
Expected return on plan assets	79	(1,719)	—	—
Recognized actuarial loss (gain)	120	501	(17)	9
Net periodic benefit cost	$689	$94	$5	$43

SPHERE ENTERTAINMENT CO.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
(continued)

	Pension Plans		Postretirement Plan
	Six Months Ended		Six Months Ended
	December 31,		December 31,
	2023	2022	2023	2022
Service cost	$122	$246	$10	$30
Interest cost	868	2,378	34	38
Expected return on plan assets	(134)	(3,438)	—	—
Recognized actuarial loss (gain)	(104)	1,002	(34)	18
Net periodic benefit cost	$752	$188	$10	$86
Contributions for Qualified Defined Benefit Plans
The Company sponsors one non-contributory, qualified defined benefit pension plan covering certain of its union employees, the “Networks 1212 Plan.” The Company contributed $500 to the Networks 1212 Plan during the six months ended December 31, 2023. The Company contributed $500 to the Networks 1212 Plan during the six months ended December 31, 2022. The Company did not contribute any amounts to the Networks 1212 Plan during the three months ended December 31, 2023 and 2022.
Defined Contribution Plans
The Company sponsors the MSGN Holdings, L.P. Excess Savings Plan, the Sphere Entertainment Excess Savings Plan, and the Madison Square Garden 401(k) Savings Plan (collectively, “Savings Plans”). For the three and six months ended December 31, 2023 and 2022, expenses related to the Savings Plans included in the accompanying condensed consolidated statements of operations are as follows:

	Three Months Ended		Six Months Ended
	December 31,		December 31,
	2023	2022	2023	2022
Continuing Operations	$2,003	$1,734	$3,213	$3,121
Discontinued Operations	—	1,008	—	2,186
Total Savings Plan Expenses	$2,003	$2,742	$3,213	$5,307
Executive Deferred Compensation
See Note 13. Pension Plans and Other Postretirement Benefit Plans, included in the Company’s Audited Consolidated Annual Financial Statements (as defined below), for more information regarding the Company’s Executive Deferred Compensation Plan (the “Deferred Compensation Plan”). The Company recorded compensation expense of $245 and $138 for the three and six months ended December 31, 2023, respectively, and $160 and $6 for the three and six months ended December 31, 2022, respectively, within Selling, general, and administrative expenses in the condensed, consolidated statements of operations to reflect the remeasurement of the Deferred Compensation Plan liability. In addition, the Company recorded gains of $245 and $138 for the three and six months ended December 31, 2023, respectively, and $160 and $6 for the three and six months ended December 31, 2022, respectively, within Other (expense) income, net in the condensed, consolidated statements of operations to reflect remeasurement of the fair value of assets under the Deferred Compensation Plan.
The following table summarizes amounts recognized related to the Deferred Compensation Plan in the condensed consolidated balance sheets:

	As of
	December 31, 2023	June 30, 2023
Non-current assets (included in Other non-current assets)	$2,856	$1,087
Non-current liabilities (included in Other non-current liabilities)	$(2,855)	$(1,087)

SPHERE ENTERTAINMENT CO.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
(continued)
Note 13. Share-based Compensation
The Company has three share-based compensation plans: the 2020 Employee Stock Plan, the 2020 Stock Plan for Non-Employee Directors and the MSG Networks Inc. 2010 Employee Stock Plan, in each case as amended from time to time. See Note 12. Share-based Compensation, to the consolidated financial statements included in the 2023 Form 10-K, for more detail on these plans.
Share-based compensation expense for the Company’s restricted stock units (“RSUs”), performance stock units (“PSUs”), stock options and/or cash-settled stock appreciation rights (“SARs”) are recognized in the condensed consolidated statements of operations as a component of direct operating expenses or selling, general and administrative expenses.
The following table summarizes the Company’s share-based compensation expense:

	Three Months Ended		Six Months Ended
	December 31,		December 31,
	2023	2022	2023	2022
Share-based compensation (a)	$12,072	$16,355	$16,955	$27,845
Fair value of awards vested (b)	$3,267	$2,995	$33,421	$35,127
_________________
(a)    Share-based compensation excludes costs that have been capitalized of $1,574 and $1,802 for the six months ended December 31, 2023 and 2022, respectively.
(b)    To fulfill required statutory tax withholding obligations for the applicable income and other employment taxes, RSUs and PSUs with an aggregate value of $459 and $14,435, and $225 and $14,741 were retained by the Company during the three and six months ended December 31, 2023, and 2022, respectively.
As of December 31, 2023, there was $93,115 of unrecognized compensation cost related to unvested RSUs, PSUs, stock options and SARs held by the Company’s employees. The cost is expected to be recognized over a weighted-average period of approximately 2.55 years.
For the three and six months ended December 31, 2023 all restricted stock units and stock options were excluded from the anti-dilutive calculation because the Company reported a net loss for the period and, therefore, their impact on reported loss per share would have been antidilutive.
Award Activity
RSUs
During the six months ended December 31, 2023 and December 31, 2022, approximately 514 and 650 RSUs were granted, respectively, and approximately 630 and 546 RSUs vested, respectively.
PSUs
During the six months ended December 31, 2023 and December 31, 2022, approximately 404 and 566 PSUs were granted, respectively, and approximately 273 and 91 PSUs vested, respectively.
Stock options
During the six months ended December 31, 2023, approximately 3,344 stock options were granted. No stock options were granted during the six months ended December 31, 2022 and no options vested during the six months ended December 31, 2023 and December 31, 2022.
SARs
During the six months ended December 31, 2023, approximately 188 SARs were granted, and no SARs vested. During the six months ended December 31, 2022 no SARs were granted or vested.

SPHERE ENTERTAINMENT CO.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
(continued)
Note 14. Stockholders’ Equity
Preferred Stock
The Company is authorized to issue 15,000 shares of preferred stock, par value $0.01. As of December 31, 2023 and June 30, 2023, no shares of preferred stock were outstanding.
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
Accumulated Other Comprehensive Loss
The following tables detail the components of accumulated other comprehensive loss:

	Three Months Ended
	December 31, 2023
	Pension Plans and Postretirement Plan	Cumulative Translation Adjustments	Accumulated Other Comprehensive Loss
Balance as of September 30, 2023	$(5,316)	$(5,667)	$(10,983)
Other comprehensive income:
Other comprehensive income before reclassifications	—	6,199	6,199
Amounts reclassified from accumulated other comprehensive loss (a)	103	—	103
Income tax expense	(27)	(1,606)	(1,633)
Other comprehensive income, total	76	4,593	4,669
Balance as of December 31, 2023	$(5,240)	$(1,074)	$(6,314)

	Three Months Ended
	December 31, 2022
	Pension Plans and Postretirement Plan	Cumulative Translation Adjustments	Accumulated Other Comprehensive Loss
Balance as of September 30, 2022	$(39,787)	$(21,194)	$(60,981)
Other comprehensive income:
Other comprehensive income before reclassifications	—	14,803	14,803
Amounts reclassified from accumulated other comprehensive loss (a)	510	—	510
Income tax expense	(176)	(2,719)	(2,895)
Other comprehensive income, total	334	12,084	12,418
Balance as of December 31, 2022	$(39,453)	$(9,110)	$(48,563)

SPHERE ENTERTAINMENT CO.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
(continued)

	Six Months Ended
	December 31, 2023
	Pension Plans and Postretirement Plan	Cumulative Translation Adjustments	Accumulated Other Comprehensive Loss
Balance as of June 30, 2023	$(5,138)	$200	$(4,938)
Other comprehensive loss:
Other comprehensive loss before reclassifications	—	(1,720)	(1,720)
Amounts reclassified from accumulated other comprehensive loss (a)	(138)	—	(138)
Income tax benefit	36	446	482
Other comprehensive loss, total	(102)	(1,274)	(1,376)
Balance as of December 31, 2023	$(5,240)	$(1,074)	$(6,314)

	Six Months Ended
	December 31, 2022
	Pension Plans and Postretirement Plan	Cumulative Translation Adjustments	Accumulated Other Comprehensive Loss
Balance as of June 30, 2022	$(40,287)	$(8,068)	$(48,355)
Other comprehensive income (loss):
Other comprehensive loss before reclassifications	—	(1,277)	(1,277)
Amounts reclassified from accumulated other comprehensive loss (a)	1,020	—	1,020
Income tax (expense) benefit	(186)	235	49
Other comprehensive income (loss), total	834	(1,042)	(208)
Balance as of December 31, 2022	$(39,453)	$(9,110)	$(48,563)
_________________
(a)    Amounts reclassified from accumulated other comprehensive loss represent the amortization of net actuarial loss and net unrecognized prior service credit included in net periodic benefit cost, which is reflected under Other income (expense), net in the accompanying condensed consolidated statements of operations (see Note 12. Pension Plans and Other Postretirement Benefit Plans).
Note 15. Related Party Transactions
As of December 31, 2023, certain members of the Dolan family, including certain trusts for the benefit of members of the Dolan family (collectively, the “Dolan Family Group”), for purposes of Section 13(d) of the Securities Exchange Act of 1934, as amended, collectively beneficially owned 100% of the Company’s outstanding Class B Common Stock and approximately 5.6% of the Company’s outstanding Class A Common Stock (inclusive of options exercisable within 60 days of December 31, 2023). Such shares of the Company’s Class A Common Stock and Class B Common Stock, collectively, represent approximately 72.1% of the aggregate voting power of the Company’s outstanding common stock. Members of the Dolan family are also the controlling stockholders of MSG Entertainment, MSG Sports and AMC Networks Inc.
See Note 17. Related Party Transactions, to the consolidated financial statements included in the 2023 Form 10-K, for a description of the Company’s related party arrangements. There have been no material changes in such related party arrangements except as described below.
The Company has entered into arrangements with (i) MSG Sports, pursuant to which MSG Sports provides certain sponsorship and other business operations services to the Company in exchange for service fees, (ii) MSG Entertainment, pursuant to which MSG Entertainment provides certain sponsorship-related account management services to the Company in exchange for service fees, (iii) MSG Sports and MSG Entertainment, pursuant to which the three companies have agreed to allocate expenses in connection with the use by each company of aircraft owned or leased by MSG Entertainment and MSG Sports, and (iv) MSG Sports and MSG Entertainment pursuant to which the Company has certain sponsorship rights.
In addition, in connection with the Company’s disposition of the MSGE Retained Interest, the Company no longer has “demand” or “piggyback” registration rights with respect to the MSGE Retained Interest. See Note 6. Investments in Nonconsolidated Affiliates, for additional information on the MSGE Retained Interest.

SPHERE ENTERTAINMENT CO.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
(continued)
The Company has also entered into certain commercial agreements with its equity method investment nonconsolidated affiliates in connection with Sphere. The Company recorded $2,374 and $8,042 for the three and six months ended December 31, 2023, respectively, and $22,416 and $73,086 for the three and six months ended December 31, 2022, respectively, of capital expenditures in connection with services provided to the Company under these agreements. As of December 31, 2023 and June 30, 2023, accrued liabilities associated with related parties were $17,575 and $13,412, respectively, and are reported under Accounts payable, accrued and other current liabilities in the accompanying condensed consolidated balance sheets.
From time to time, the Company enters into arrangements with 605, LLC (“605”). Kristin Dolan, a director of the Company and the spouse of James L. Dolan, the Executive Chairman and Chief Executive Officer of the Company, founded and was the Chief Executive Officer of 605, an audience measurement and data analytics company in the media and entertainment industries, until February 2023. The Company’s Audit Committee approved the entry into one or more agreements with 605 to provide certain data analytics services to the Company for an aggregate amount of up to $1,000. On September 13, 2023, 605 was sold to iSpot.tv, and James L. Dolan and Kristin A. Dolan now hold a minority interest in iSpot.tv. As a result, from and after September 13, 2023, 605 is no longer considered to be a related party.
Revenues and Operating Expenses
The following table summarizes the composition and amounts of the transactions with the Company’s affiliates. These amounts are reflected in revenues and operating expenses in the accompanying condensed consolidated statements of operations for the three and six months ended December 31, 2023 and 2022:

	Three Months Ended		Six Months Ended
	December 31,		December 31,
	2023	2022	2023	2022
Revenues	$1,657	$—	$2,047	$—
Operating expenses (credits):
Media rights fees	44,485	43,433	88,670	86,200
Cost reimbursement from MSG Sports - MSG Sports Services Agreement	—	(9,475)	—	(18,992)
Corporate general and administrative expenses, net - MSG Entertainment Transition Services Agreement (a)	25,780	—	56,117	—
Origination, master control and technical services	1,257	1,232	2,514	2,464
Other operating expenses (credits), net (b)	7,497	(285)	8,041	(296)
Total operating expenses, net (c)	$79,019	$34,905	$155,342	$69,376
_________________
(a)    Included in the six months ended, Corporate general and administrative expenses, net - MSG Entertainment Transition Services Agreement (the “MSGE TSA”) are $2,805 related to Restructuring charges for employees who provided services to the Company under the MSGE TSA.
(b)    Other operating expenses, net, includes reimbursements to MSG Entertainment for aircraft-related expenses, professional and payroll fees.
(c)    Of the total operating expenses, net, $47,459 and $93,537 for three and six months ended December 31, 2023, respectively, and $44,859 and $89,107 for the three and six months ended December 31, 2022, respectively, are included in direct operating expenses in the accompanying condensed consolidated statements of operations, and $31,560 and $61,805 for three and six months ended December 31, 2023, respectively, and $(9,954) and $(19,731) for the three and six months ended December 31, 2022, respectively, are included as net credits in selling, general, and administrative expenses.
Revenues
Revenues from related parties relate primarily to certain advertising agreements between MSG Networks and MSG Sports.
Note 16. Segment Information
As of December 31, 2023, the Company was comprised of two reportable segments: Sphere and MSG Networks. The Company takes into account whether two or more operating segments can be aggregated together as one reportable segment as well as the type of discrete financial information that is available and regularly reviewed by its Chief Operating Decision Maker.
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

SPHERE ENTERTAINMENT CO.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
(continued)
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

SPHERE ENTERTAINMENT CO.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
(continued)
Information as to the operations of the Company’s reportable segments is set forth below.

	Three Months Ended
	December 31, 2023
	Sphere	MSG Networks	Total
Revenues	$167,799	$146,358	$314,157
Direct operating expenses	(67,338)	(92,428)	(159,766)
Selling, general and administrative expenses	(97,804)	(17,716)	(115,520)
Depreciation and amortization	(78,044)	(1,987)	(80,031)
Impairment and other losses, net	(117,235)	—	(117,235)
Restructuring charges	(1,287)	—	(1,287)
Operating (loss) income	$(193,909)	$34,227	$(159,682)
Interest income			5,926
Interest expense			(25,828)
Other expense, net			(1,130)
Loss from operations before income taxes			$(180,714)
Reconciliation of operating (loss) income to adjusted operating income:
Operating (loss) income	$(193,909)	$34,227	$(159,682)
Add back:
Share-based compensation	10,985	931	11,916
Depreciation and amortization	78,044	1,987	80,031
Restructuring charges	1,287	—	1,287
Impairment and other losses, net	117,235	—	117,235
Merger and acquisition related costs, net of insurance recoveries	200	180	380
Amortization for capitalized cloud computing arrangement costs	—	22	22
Remeasurement of deferred compensation plan liabilities	245	—	245
Adjusted operating income	$14,087	$37,347	$51,434
Other information:
Capital expenditures	$44,298	$3,103	$47,401

SPHERE ENTERTAINMENT CO.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
(continued)

	Three Months Ended
	December 31, 2022
	Sphere	MSG Networks	Total
Revenues	$643	$158,898	$159,541
Direct operating expenses	—	(90,400)	(90,400)
Selling, general and administrative expenses	(74,759)	(29,656)	(104,415)
Depreciation and amortization	(5,749)	(1,637)	(7,386)
Other gains	1,000	—	1,000
Restructuring charges	(4,087)	(3,988)	(8,075)
Operating (loss) income	$(82,952)	$33,217	$(49,735)
Interest income			2,669
Other expense, net			(1,355)
Loss from operations before income taxes			$(48,421)
Reconciliation of operating (loss) income to adjusted operating (loss) income:
Operating (loss) income	$(82,952)	$33,217	$(49,735)
Add back:
Share-based compensation	13,056	3,299	16,355
Depreciation and amortization	5,749	1,637	7,386
Restructuring charges	4,087	3,988	8,075
Other gains	(1,000)	—	(1,000)
Merger and acquisition related costs	(58)	5,544	5,486
Amortization for capitalized cloud computing arrangement costs	83	44	127
Remeasurement of deferred compensation plan liabilities	154	—	154
Adjusted operating (loss) income	(60,881)	$47,729	$(13,152)
Other information:
Capital expenditures	$277,014	$2,665	$279,679

SPHERE ENTERTAINMENT CO.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
(continued)

	Six Months Ended
	December 31, 2023
	Sphere	MSG Networks	Total
Revenues	$175,578	$256,586	$432,164
Direct operating expenses	(75,143)	(169,122)	(244,265)
Selling, general and administrative expenses	(181,954)	(20,710)	(202,664)
Depreciation and amortization	(90,421)	(3,869)	(94,290)
Impairment and other losses, net	(115,738)	—	(115,738)
Restructuring charges	(4,678)	—	(4,678)
Operating (loss) income	$(292,356)	$62,885	$(229,471)
Interest income			10,304
Interest expense			(25,828)
Other income, net			41,066
Loss from operations before income taxes			$(203,929)
Reconciliation of operating (loss) income to adjusted operating (loss) income:
Operating (loss) income	$(292,356)	$62,885	$(229,471)
Add back:
Share-based compensation	14,904	1,895	16,799
Depreciation and amortization	90,421	3,869	94,290
Restructuring charges	4,678	—	4,678
Impairment and other losses, net	115,738	—	115,738
Merger and acquisition related costs, net of insurance recoveries	(2,502)	(6,161)	(8,663)
Amortization for capitalized cloud computing arrangement costs	—	44	44
Remeasurement of deferred compensation plan liabilities	138	—	138
Adjusted operating (loss) income	$(68,979)	$62,532	$(6,447)
Other information:
Capital expenditures	$227,461	$4,511	$231,972

SPHERE ENTERTAINMENT CO.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
(continued)

	Six Months Ended
	December 31, 2022
	Sphere	MSG Networks	Total
Revenues	$1,293	$281,377	$282,670
Direct operating expenses	—	(165,820)	(165,820)
Selling, general and administrative expenses	(151,950)	(47,096)	(199,046)
Depreciation and amortization	(10,264)	(3,255)	(13,519)
Other gains	3,000	—	3,000
Restructuring charges	(4,087)	(3,988)	(8,075)
Operating (loss) income	$(162,008)	$61,218	$(100,790)
Interest income			6,002
Other expense, net			(1,770)
Loss from operations before income taxes			$(96,558)
Reconciliation of operating (loss) income to adjusted operating (loss) income:
Operating (loss) income	$(162,008)	$61,218	$(100,790)
Add back:
Share-based compensation	22,842	5,003	27,845
Depreciation and amortization	10,264	3,255	13,519
Restructuring charges	4,087	3,988	8,075
Other gains	(3,000)	—	(3,000)
Merger and acquisition related costs	2,691	7,445	10,136
Amortization for capitalized cloud computing arrangement costs	160	88	248
Adjusted operating (loss) income	$(124,964)	$80,997	$(43,967)
Other information:
Capital expenditures	$537,253	$3,892	$541,145
Concentration of Risk
Accounts receivable, net in the accompanying condensed consolidated balance sheets as of December 31, 2023 and June 30, 2023 include amounts due from the following individual customers, which accounted for the noted percentages of the gross balance:

	As of
	December 31, 2023	June 30, 2023
Customer A	13%	23%
Customer B	13%	22%
Customer C	10%	17%
Revenues in the accompanying condensed consolidated statements of operations for the three and six months ended December 31, 2023 and December 31, 2022 include amounts from the following individual customers:

	Three Months Ended		Six Months Ended
	December 31,		December 31,
	2023	2022	2023	2022
Customer 1	11%	24%	16%	27%
Customer 2	11%	24%	16%	27%
Customer 3	9%	19%	13%	22%

SPHERE ENTERTAINMENT CO.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
(continued)
Note 17. Additional Financial Information
The following table provides a summary of the amounts recorded as cash, cash equivalents and restricted cash.

	As of
	December 31, 2023	June 30, 2023
Cash and cash equivalents	$614,549	$131,965
Restricted cash	13,278	297,149
Total cash, cash equivalents and restricted cash	$627,827	$429,114
The Company’s cash, cash equivalents, and restricted cash are classified within Level I of the fair value hierarchy as it is valued using observable inputs that reflect quoted prices for identical assets in active markets. The Company’s restricted cash includes cash deposited in escrow accounts. The Company has deposited cash in interest-bearing escrow accounts related to credit support, debt facilities, and collateral to its workers compensation and general liability insurance obligations.
Prepaid expenses and other current assets consisted of the following:

	As of
	December 31, 2023	June 30, 2023
Prepaid expenses	$21,201	$22,616
Note and other receivables	11,050	21,453
Inventory	894	—
Current deferred production content costs	9,772	6,524
Other	3,893	5,492
Total prepaid expenses and other current assets	$46,810	$56,085
Accounts payable, accrued and other current liabilities consisted of the following:

	As of
	December 31, 2023	June 30, 2023
Accounts payable	$28,032	$39,654
Accrued payroll and employee related liabilities	61,316	75,579
Cash due to promoters	67,121	73,611
Capital expenditure accruals	164,247	236,593
Accrued legal fees	23,159	53,857
Other accrued expenses	48,028	36,437
Total accounts payable, accrued and other current liabilities	$391,903	$515,731
Other income (expense), net includes the following:

	Three Months Ended		Six Months Ended
	December 31,		December 31,
	2023	2022	2023	2022
Gain on litigation settlement	$—	$—	$62,647	$—
Realized loss on equity method investments	—	—	(19,027)	—
Other	(1,130)	(1,355)	(2,554)	(1,770)
Total other (expense) income, net	$(1,130)	$(1,355)	$41,066	$(1,770)
Income Taxes
During the six months ended December 31, 2023 and 2022, the Company made income tax payments, net of refunds, of $18,789 and $4,075, respectively.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations
All dollar amounts included in the following MD&A are presented in thousands, except as otherwise noted.
This Management’s Discussion and Analysis of Financial Condition and Results of Operations (“MD&A”) contains forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. In this MD&A, there are statements concerning the future operating and future financial performance of Sphere Entertainment Co. and its direct and indirect subsidiaries (collectively, “we,” “us,” “our,” “Sphere Entertainment,” or the “Company”), including (i) our plans to refinance MSG Networks’ existing debt, (ii) the success of Sphere and The Sphere Experience, (iii) timing and costs of new venue construction and the development of related content, (iv) our execution of the strategy for and the success of MSG Networks’ direct-to-consumer (“DTC”) and authenticated streaming product, MSG+, (v) the ability to reduce or defer certain discretionary capital projects, and (vi) our plans for possible additional debt financing. Words such as “expects,” “anticipates,” “believes,” “estimates,” “may,” “will,” “should,” “could,” “potential,” “continue,” “intends,” “plans,” and similar words and terms used in the discussion of future operating and future financial performance identify forward-looking statements. Investors are cautioned that such forward-looking statements are not guarantees of future performance, results or events and involve risks and uncertainties and that actual results or developments may differ materially from the forward-looking statements as a result of various factors. Factors that may cause such differences to occur include, but are not limited to:
•the substantial amount of debt we have incurred, the ability of our subsidiaries to make payments on, or repay or refinance, such debt under their respective credit facilities (including refinancing the MSG Networks debt prior to its maturity in October 2024), the implications of a default under those credit facilities, our ability to make payments on or refinance our 3.50% Convertible Senior Notes (as defined below) and our ability to obtain additional financing, to the extent required, on terms favorable to us or at all;
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
•our ability to successfully execute MSG Networks’ strategy for its DTC and authenticated streaming product, MSG+, the success of such offering and our ability to adapt to new content distribution platforms or changes in consumer behavior resulting from emerging technologies;
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
•any economic, social or political actions, such as boycotts, protests, work stoppages or campaigns by labor organizations, including the unions representing players and officials of the National Basketball Association (the “NBA”) and the National Hockey League (the “NHL”), artists or employees involved in our productions or other work stoppages that may impact us or our business partners;
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
•the level of our capital expenditures and other investments (and any impairment charges related thereto);
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

•the tax-free treatment of the MSGE Distribution (as defined below) and the distribution from Madison Square Garden Sports Corp. (“MSG Sports”) in 2020;
•our ability to achieve the intended benefits of the MSGE Distribution; and
•the additional factors described under “Risk Factors” included in Part II of this Form 10-Q and under “Risk Factors” in the Company’s Annual Report on Form 10-K for the year ended June 30, 2023 filed on August 22, 2023 (the “2023 Form 10-K”).
These forward-looking statements are subject to a number of risks, uncertainties and assumptions, including those described in “Risk Factors” in this Form 10-Q and in the 2023 Form 10-K. Moreover, we operate in a very competitive and rapidly changing environment. New risks emerge from time to time. It is not possible for our management to predict all risks, nor can we assess the impact of all factors on our business or the extent to which any factor, or combination of factors, may cause actual results to differ materially from those contained in any forward-looking statements we may make. In light of these risks, uncertainties and assumptions, the forward-looking events and circumstances discussed in this Form 10-Q may not occur and actual results could differ materially and adversely from those anticipated or implied in the forward-looking statements.
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
Introduction
This MD&A is provided as a supplement to, and should be read in conjunction with, the Company’s unaudited condensed consolidated financial statements (the “financial statements”) and accompanying notes thereto included in this Form 10-Q, as well as the Company’s audited consolidated financial statements and notes thereto as of June 30, 2023 and 2022 and for the three years ended June 30, 2023, 2022 and 2021 (the “Audited Consolidated Annual Financial Statements”) included in the 2023 Form 10-K, to help provide an understanding of our financial condition, changes in financial condition and results of operations.
Business Overview
The Company is a premier live entertainment and media company comprised of two reportable segments, Sphere and MSG Networks. Sphere is a next-generation entertainment medium, and MSG Networks operates two regional sports and entertainment networks, as well as a direct-to-consumer and authenticated streaming product.
Sphere: This segment reflects SphereTM, a next-generation entertainment medium powered by cutting-edge technologies that enable multi-sensory storytelling at an unparalleled scale. The Company’s first Sphere opened in Las Vegas in September 2023. The venue can accommodate up to 20,000 guests and can host a wide variety of events year-round, including The Sphere ExperienceTM, which features original immersive productions, as well as concerts and residencies from renowned artists, and marquee sporting and corporate events. Supporting this strategy is Sphere StudiosTM, which is home to a team of creative, production, technology and software experts who provide full in-house creative and production services. The studio campus in Burbank includes a 68,000-square-foot development facility, as well as Big Dome, a 28,000-square-foot, 100-foot high custom dome, with a quarter-sized version of the interior display plane at Sphere in Las Vegas, that serves as a specialized screening, production facility, and lab for content at Sphere.
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
Our MD&A is organized as follows:
Results of Operations. This section provides an analysis of our unaudited results of operations for the three and six months ended December 31, 2023 and 2022 on both a (i) consolidated basis and (ii) segment basis.

Liquidity and Capital Resources. This section provides a discussion of our financial condition and liquidity, an analysis of our cash flows for the six months ended December 31, 2023 and 2022, as well as certain contractual obligations and off-balance sheet arrangements.
Seasonality of Our Business. This section discusses the seasonal performance of our business.
Recently Issued Accounting Pronouncements and Critical Accounting Policies. This section discusses accounting pronouncements that have been adopted by the Company, recently issued accounting pronouncements not yet adopted by the Company, as well as the results of the Company’s annual impairment testing of goodwill and identifiable indefinite-lived intangible assets performed during the first quarter of Fiscal Year 2024. This section should be read together with our critical accounting policies, which are discussed in the 2023 Form 10-K under “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations — Recently Issued Accounting Pronouncements and Critical Accounting Estimates” and in the notes to the Audited Consolidated Annual Financial Statements of the Company included therein.
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

As of December 31, 2023, following the sales of portions of the MSGE Retained Interest and the repayment of the delayed draw term loan with MSG Entertainment using a portion of the MSGE Retained Interest, the Company no longer holds any of the outstanding common stock of MSG Entertainment.
As of April 20, 2023, the MSG Entertainment business met the criteria for discontinued operations and was classified as a discontinued operation.
Tao Group Hospitality Disposition
On May 3, 2023, the Company completed the sale of its 66.9% majority interest in TAO Group Sub-Holdings LLC (“Tao Group Hospitality”) to a subsidiary of Mohari Hospitality Limited, a global investment company focused on the luxury lifestyle and hospitality sectors (the “Tao Group Hospitality Disposition”). See Note 3. Discontinued Operations, to the Audited Consolidated Annual Financial Statements, for more information about the Tao Group Hospitality Disposition.
Since March 31, 2023, the Tao Group Hospitality segment met the criteria for discontinued operations and was classified as a discontinued operation.
Factors Affecting Operating Results
The operating results of our Sphere segment are largely dependent on our ability to attract audiences to The Sphere Experience, and advertisers and marketing partners, as well as guests and artists to residencies, concerts and other events at our venue. The operating results of our MSG Networks segment are largely dependent on the affiliation agreements MSG Networks negotiates with Distributors, the number of subscribers of certain Distributors, the success of MSG+, MSG Networks’ DTC and authenticated streaming product, and the advertising rates we charge advertisers. Certain of these factors in turn depend on the popularity and/or performance of the professional sports teams whose games we broadcast on our networks.
Our Company’s future performance is dependent in part on general economic conditions and the effect of these conditions on our customers. Weak economic conditions may lead to lower demand for our entertainment offerings (including The Sphere Experience) and programming content, which would also negatively affect concession and merchandise sales, and could lead to lower levels of advertising, sponsorship and venue signage. These conditions may also affect the number of immersive productions, concerts, residencies and other events that take place in the future. An economic downturn could adversely affect our business and results of operations. The Company continues to explore additional opportunities to expand our presence in the entertainment industry. Any new investment may not initially contribute to operating income, but is intended to contribute to the success of the Company over time. Our results will also be affected by investments in, and the success of, new original immersive productions.

Condensed Consolidated Results of Operations
Comparison of the Three and Six Months Ended December 31, 2023 versus the Three and Six Months Ended December 31, 2022
The tables below set forth, for the periods presented, certain historical financial information.

	Three Months Ended
	December 31,		Change
	2023	2022	Amount	Percentage
Revenues	$314,157	$159,541	$154,616	97%
Direct operating expenses	(159,766)	(90,400)	(69,366)	(77)%
Selling, general, and administrative expenses	(115,520)	(104,415)	(11,105)	(11)%
Depreciation and amortization	(80,031)	(7,386)	(72,645)	NM
Impairment and other (losses) gains, net	(117,235)	1,000	(118,235)	NM
Restructuring charges	(1,287)	(8,075)	6,788	84%
Operating loss	(159,682)	(49,735)	(109,947)	NM
Interest income	5,926	2,669	3,257	122%
Interest expense	(25,828)	—	(25,828)	NM
Other expense, net	(1,130)	(1,355)	225	17%
Loss from operations before income taxes	(180,714)	(48,421)	(132,293)	NM
Income tax benefit	7,466	21,113	(13,647)	(65)%
Loss from continuing operations	(173,248)	(27,308)	(145,940)	NM
Income from discontinued operations, net of taxes	—	97,865	(97,865)	NM
Net (loss) income	(173,248)	70,557	(243,805)	NM
Less: Net loss attributable to nonredeemable noncontrolling interests from discontinued operations	—	(56)	56	NM
Less: Net income attributable to redeemable noncontrolling interests from discontinued operations	—	3,029	(3,029)	NM
Net (loss) income attributable to Sphere Entertainment Co.’s stockholders	$(173,248)	$67,584	$(240,832)	NM

	Six Months Ended
	December 31,		Change
	2023	2022	Amount	Percentage
Revenues	$432,164	$282,670	$149,494	53%
Direct operating expenses	(244,265)	(165,820)	(78,445)	(47)%
Selling, general, and administrative expenses	(202,664)	(199,046)	(3,618)	(2)%
Depreciation and amortization	(94,290)	(13,519)	(80,771)	NM
Impairment and other (losses) gains, net	(115,738)	3,000	(118,738)	NM
Restructuring charges	(4,678)	(8,075)	3,397	42%
Operating loss	(229,471)	(100,790)	(128,681)	(128)%
Interest income	10,304	6,002	4,302	72%
Interest expense	(25,828)	—	(25,828)	NM
Other income (expense), net	41,066	(1,770)	42,836	NM
Loss from operations before income taxes	(203,929)	(96,558)	(107,371)	(111)%
Income tax benefit	97,753	22,947	74,806	NM
Loss from continuing operations	(106,176)	(73,611)	(32,565)	(44)%
(Loss) income from discontinued operations, net of taxes	(647)	100,125	(100,772)	NM
Net (loss) income	(106,823)	26,514	(133,337)	NM
Less: Net loss attributable to nonredeemable noncontrolling interests from discontinued operations	—	(466)	466	NM
Less: Net income attributable to redeemable noncontrolling interests from discontinued operations	—	4,153	(4,153)	NM
Net (loss) income attributable to Sphere Entertainment Co.’s stockholders	$(106,823)	$22,827	$(129,650)	NM
_________________
NM — Absolute percentages greater than 200% and comparisons from positive to negative values or to zero values are considered not meaningful.
The following is a summary of changes in our segments’ operating results for the three and six months ended December 31, 2023, as compared to the prior year period, which are discussed below under “Business Segment Results.”

	Three Months Ended
	December 31, 2023
Changes attributable to	Revenues	Direct operating expenses	Selling, general and administrative expenses	Depreciation and amortization	Impairment and other (losses) gains, net	Restructuring charges	Operating loss
Sphere segment	$167,156	$(67,338)	$(23,045)	$(72,295)	$(118,235)	$2,800	$(110,957)
MSG Networks segment	(12,540)	(2,028)	11,940	(350)	—	3,988	1,010
	$154,616	$(69,366)	$(11,105)	$(72,645)	$(118,235)	$6,788	$(109,947)

	Six Months Ended
	December 31, 2023
Changes attributable to	Revenues	Direct operating expenses	Selling, general and administrative expenses	Depreciation and amortization	Impairment and other (losses) gains, net	Restructuring charges	Operating loss
Sphere segment	$174,285	$(75,143)	$(30,004)	$(80,157)	$(118,738)	$(591)	$(130,348)
MSG Networks segment	(24,791)	(3,302)	26,386	(614)	—	3,988	1,667
	$149,494	$(78,445)	$(3,618)	$(80,771)	$(118,738)	$3,397	$(128,681)
Depreciation and amortization
For the three and six months ended December 31, 2023, depreciation and amortization increased $72,645, and $80,771, respectively, as compared to the prior year period primarily due to assets related to Sphere in Las Vegas that were placed in service during the first quarter of Fiscal Year 2024.

Impairment and other (losses) gains, net
For the three and six months ended December 31, 2023, the Company recognized impairment and other losses of $117,235 and $115,738, respectively, as compared to other gains of $1,000 and $3,000, respectively, in the prior year periods. The current year periods include an impairment charge of $116,541 in connection with the Company’s decision in November 2023 to no longer pursue the development of a Sphere in the United Kingdom.
Restructuring charges

For the three and six months ended December 31, 2023, the Company recorded restructuring charges of $1,287 and $4,678, respectively, related to termination benefits provided for certain executives and employees, as compared to restructuring charges of $8,075 in the three and six months ended December 31, 2022, respectively, as a result of the Company’s cost reduction program implemented during Fiscal Year 2023.
Interest income
For the three and six months ended December 31, 2023, interest income increased $3,257 and $4,302, respectively, as compared to the prior year period primarily due to higher interest rates and higher average cash and cash equivalent balances.
Interest expense
For the three and six months ended December 31, 2023, interest expense increased $25,828, as compared to the prior year period primarily due to (i) the Company discontinuing the capitalization of interest expense during the second quarter of Fiscal Year 2024 as assets were placed into service following the opening of the Sphere in Las Vegas and (ii) interest expense on the 3.50% Convertible Senior Notes due 2028 (the “3.50% Convertible Senior Notes”), which were issued in December 2023.
Other (expense) income, net
For the three months ended December 31, 2023, other expense, net decreased $225 as compared to the prior year period. For the six months ended December 31, 2023 other income (expense), net increased $42,836, as compared to the prior year period, primarily due to a realized gain of $62,647 related to the settlement of litigation related to the merger between a subsidiary of the Company and MSG Networks Inc. (the “Networks Merger”), partially offset by a realized loss of $19,027 related to the sale of a portion of the MSGE Retained Interest during the first quarter of Fiscal Year 2024.
Income tax benefit
In general, the Company is required to use an estimated annual effective tax rate to measure the tax benefit or expense recognized in an interim period. The estimated annual effective tax rate is revised on a quarterly basis.
Income tax benefit for the three and six months ended December 31, 2023 of $7,466 and $97,753, respectively, reflects an effective tax rate of 4% and 48%, respectively. The effective tax rate exceeds the statutory federal tax rate of 21% primarily due to discrete items including $64,401 of income tax benefit related to the state tax rate change used to measure the deferred taxes, and income tax benefit of $15,655 related to the nontaxable gain on the repayment of all amounts outstanding under the delayed draw term loan facility (the “DDTL Facility”), partially offset by an increase in the foreign valuation allowance of $28,807.

Income tax benefit for the three and six months ended December 31, 2022 of $21,113 and $22,947, respectively, reflects an effective tax rate of 44% and 24%, respectively. The effective tax rate exceeds the statutory federal tax rate of 21% primarily due to state and local taxes.

Adjusted operating income (loss)
The following is a reconciliation of operating loss to adjusted operating income (loss) (as defined in Note 16. Segment Information to the condensed consolidated financial statements included in this Form 10-Q) for the three and six months ended December 31, 2023 as compared to the prior year periods:

	Three Months Ended
	December 31,		Change
	2023	2022	Amount	Percentage
Operating loss	$(159,682)	$(49,735)	$(109,947)	NM
Share-based compensation	11,916	16,355	(4,439)	(27)%
Depreciation and amortization	80,031	7,386	72,645	NM
Restructuring charges	1,287	8,075	(6,788)	(84)%
Impairment and other losses (gains), net	117,235	(1,000)	118,235	NM
Merger and acquisition related costs, net of insurance recoveries	380	5,486	(5,106)	(93)%
Amortization for capitalized cloud computing arrangement costs	22	127	(105)	(83)%
Remeasurement of deferred compensation plan liabilities	245	154	91	59%
Adjusted operating income (loss)	$51,434	$(13,152)	$64,586	NM

	Six Months Ended
	December 31,		Change
	2023	2022	Amount	Percentage
Operating loss	$(229,471)	$(100,790)	$(128,681)	(128)%
Share-based compensation	16,799	27,845	(11,046)	(40)%
Depreciation and amortization	94,290	13,519	80,771	NM
Restructuring charges	4,678	8,075	(3,397)	(42)%
Impairment and other losses (gains), net	115,738	(3,000)	118,738	NM
Merger and acquisition related costs, net of insurance recoveries	(8,663)	10,136	(18,799)	NM
Amortization for capitalized cloud computing arrangement costs	44	248	(204)	(82)%
Remeasurement of deferred compensation plan liabilities	138	—	138	NM
Adjusted operating loss	$(6,447)	$(43,967)	$37,520	85%
________________
NM — Absolute percentages greater than 200% and comparisons from positive to negative values or to zero values are considered not meaningful.
Adjusted operating income (loss) for the three months ended December 31, 2023 increased $64,586 to $51,434. Adjusted operating loss for the six months ended December 31, 2023 decreased $37,520 to $6,447. The changes in adjusted operating income (loss) were attributable to the following:

	Three Months Ended	Six Months Ended
Changes attributable to	December 31, 2023	December 31, 2023
Sphere segment	$74,968	$55,985
MSG Networks segment	(10,382)	(18,465)
	$64,586	$37,520

Business Segment Results
Sphere
The tables below set forth, for the periods presented, certain historical financial information and a reconciliation of operating loss to adjusted operating income (loss) for the Company’s Sphere segment.

	Three Months Ended
	December 31,		Change
	2023	2022	Amount	Percentage
Revenues	$167,799	$643	$167,156	NM
Direct operating expenses	(67,338)	—	(67,338)	NM
Selling, general, and administrative expenses	(97,804)	(74,759)	(23,045)	(31)%
Depreciation and amortization	(78,044)	(5,749)	(72,295)	NM
Impairment and other (losses) gains, net	(117,235)	1,000	(118,235)	NM
Restructuring charges	(1,287)	(4,087)	2,800	69%
Operating loss	$(193,909)	$(82,952)	$(110,957)	(134)%
Reconciliation to adjusted operating income (loss):
Share-based compensation	10,985	13,056	(2,071)	(16)%
Depreciation and amortization	78,044	5,749	72,295	NM
Restructuring charges	1,287	4,087	(2,800)	(69)%
Impairment and other losses (gains), net	117,235	(1,000)	118,235	NM
Merger and acquisition related costs, net of insurance recoveries	200	(58)	258	NM
Amortization for capitalized cloud computing arrangement costs	—	83	(83)	NM
Remeasurement of deferred compensation plan liabilities	245	154	91	59%
Adjusted operating income (loss)	$14,087	$(60,881)	$74,968	NM

	Six Months Ended
	December 31,		Change
	2023	2022	Amount	Percentage
Revenues	$175,578	$1,293	$174,285	NM
Direct operating expenses	(75,143)	—	(75,143)	NM
Selling, general, and administrative expenses	(181,954)	(151,950)	(30,004)	(20)%
Depreciation and amortization	(90,421)	(10,264)	(80,157)	NM
Impairment and other (losses) gains, net	(115,738)	3,000	(118,738)	NM
Restructuring charges	(4,678)	(4,087)	(591)	(14)%
Operating loss	$(292,356)	$(162,008)	$(130,348)	(80)%
Reconciliation to adjusted operating loss:
Share-based compensation	14,904	22,842	(7,938)	(35)%
Depreciation and amortization	90,421	10,264	80,157	NM
Restructuring charges	4,678	4,087	591	14%
Impairment and other losses (gains), net	115,738	(3,000)	118,738	NM
Merger and acquisition related costs, net of insurance recoveries	(2,502)	2,691	(5,193)	NM
Amortization for capitalized cloud computing arrangement costs	—	160	(160)	NM
Remeasurement of deferred compensation plan liabilities	138	—	138	NM
Adjusted operating loss	$(68,979)	$(124,964)	$55,985	45%
________________
NM — Absolute percentages greater than 200% and comparisons from positive to negative values or to zero values are considered not meaningful.

Revenues
For the three and six months ended December 31, 2023, revenues increased $167,156 and $174,285, respectively, as compared to the prior year period. The changes in revenues were attributable to the following:

	Three Months Ended	Six Months Ended
	December 31, 2023	December 31, 2023
Increase in revenues for The Sphere Experience	$92,870	$93,271
Increase in event-related revenues	55,227	59,316
Increase in revenues from sponsorship, signage, Exosphere advertising, and suite license fee revenues	17,522	20,082
Other net increases	1,537	1,616
	$167,156	$174,285
For the three and six months ended December 31, 2023, the increase in revenues for The Sphere Experience was due to the October 6, 2023 debut of The Sphere Experience featuring Postcard From Earth, with 191 performances taking place during the period.
For the three and six months ended December 31, 2023, the increase in event-related revenues was primarily due to revenues from concerts and, to a lesser extent, revenues from one marquee sporting event held at Sphere in Las Vegas.
For the three and six months ended December 31, 2023, the increase in revenues from sponsorship, signage, Exosphere advertising and suite license fee revenues primarily reflects advertising campaigns on the venue’s Exosphere, which began in September 2023, and, to a lesser extent, suite license fee revenues, which reflects the opening of Sphere in Las Vegas on September 29, 2023.
Direct operating expenses
For the three and six months ended December 31, 2023, direct operating expenses increased by $67,338 and $75,143, respectively, as compared to the prior year period. The changes in direct operating expenses were attributable to the following:

	Three Months Ended	Six Months Ended
	December 31, 2023	December 31, 2023
Increase in direct operating expenses for The Sphere Experience	$27,600	$29,715
Increase in event-related direct operating expenses	20,387	22,424
Increase in venue operating expenses	14,979	17,877
Increase in expenses from sponsorship, signage, Exosphere advertising, and suite license fees	1,645	2,186
Other net increases	2,727	2,941
	$67,338	$75,143
For the three and six months ended December 31, 2023, the increase in direct operating expenses for The Sphere Experience reflects expenses associated with 191 performances of The Sphere Experience featuring Postcard From Earth during the current year periods.
For the three and six months ended December 31, 2023, the increase in event-related direct operating expenses was primarily due to expenses from concerts and, to a lesser extent, expenses from one marquee sporting event held at Sphere in Las Vegas.
For the three and six months ended December 31, 2023, the increase in venue operating expenses reflects the opening of Sphere in Las Vegas on September 29, 2023.
For the three and six months ended December 31, 2023, the increase in direct operating expenses from sponsorship, signage, Exosphere advertising, and suite license fee revenues primarily reflects expenses related to advertising campaigns on the venue’s Exosphere, which began in September 2023.
Selling, general, and administrative expenses
For the three and six months ended December 31, 2023, selling, general, and administrative expenses increased $23,045 and $30,004, respectively, as compared to the prior year periods. The increase was primarily due to the impact of the Company’s transition services agreement with MSG Entertainment, higher employee compensation and related benefits and other cost increases. The overall increase was partially offset by the absence of certain corporate expenses that were included in the results for the three and six months ended December 31, 2022. While the Company did not incur these corporate costs after the MSGE Distribution Date (April 20, 2023) and does not expect to incur these corporate costs in future periods, they did not meet the criteria for inclusion in discontinued operations for all periods prior to the MSGE Distribution Date.
Depreciation and amortization
For the three and six months ended December 31, 2023, depreciation and amortization increased $72,295, and $80,157, respectively, as compared to the prior year period primarily due to an increase in depreciation of assets relating to Sphere in Las Vegas that were placed in service during the first quarter of Fiscal Year 2024.
Impairment and other (losses) gains, net
For the three and six months ended December 31, 2023, the Company recognized a loss of $117,235 and $115,738, respectively, as compared to a gain of $1,000 and $3,000, respectively, in the prior year periods. The current year periods include an impairment loss of $116,541 in connection with the Company’s decision in November 2023 to no longer pursue the development of a Sphere in the United Kingdom.
Restructuring charges
For the three and six months ended December 31, 2023, the Company recognized restructuring charges of $1,287 and $4,678, respectively, related to termination benefits provided for certain executives and employees, as compared to restructuring charges of $4,087 in the three and six months ended December 31, 2022, respectively, as a result of the Company’s cost reduction program implemented during Fiscal Year 2023.
Operating loss
For the three and six months ended December 31, 2023, operating loss increased $110,957 and $130,348, respectively, as compared to the prior year period, primarily due to an increase in impairment and other (losses) gains, net, depreciation and amortization, direct operating expenses and, to a lesser extent, selling, general and administrative expenses, partially offset by the increase in revenues.
Adjusted operating income (loss)
For the three and six months ended December 31, 2023, adjusted operating income for the three months increased $74,968 and adjusted operating loss for the six months improved $55,985, respectively, both as compared to the prior year period, primarily due to an increase in revenues, partially offset by an increase in direct operating expenses and selling, general and administrative expenses (excluding share-based compensation expense and merger and acquisition related costs).

MSG Networks
The tables below set forth, for the periods presented, certain historical financial information and a reconciliation of operating income to adjusted operating income for the Company’s MSG Networks segment.

	Three Months Ended
	December 31,		Change
	2023	2022	Amount	Percentage
Revenues	$146,358	$158,898	$(12,540)	(8)%
Direct operating expenses	(92,428)	(90,400)	(2,028)	(2)%
Selling, general, and administrative expenses	(17,716)	(29,656)	11,940	40%
Depreciation and amortization	(1,987)	(1,637)	(350)	(21)%
Restructuring charges	—	(3,988)	3,988	NM
Operating income	$34,227	$33,217	$1,010	3%
Reconciliation to adjusted operating income:
Share-based compensation	931	3,299	(2,368)	(72)%
Depreciation and amortization	1,987	1,637	350	21%
Restructuring charges	—	3,988	(3,988)	NM
Merger and acquisition related costs, net of insurance recoveries	180	5,544	(5,364)	(97)%
Amortization for capitalized cloud computing arrangement costs	22	44	(22)	50%
Adjusted operating income	$37,347	$47,729	$(10,382)	(22)%

	Six Months Ended
	December 31,		Change
	2023	2022	Amount	Percentage
Revenues	$256,586	$281,377	$(24,791)	(9)%
Direct operating expenses	(169,122)	(165,820)	(3,302)	(2)%
Selling, general, and administrative expenses	(20,710)	(47,096)	26,386	56%
Depreciation and amortization	(3,869)	(3,255)	(614)	(19)%
Restructuring charges	—	(3,988)	3,988	NM
Operating income	$62,885	$61,218	$1,667	3%
Reconciliation to adjusted operating income:
Share-based compensation	1,895	5,003	(3,108)	(62)%
Depreciation and amortization	3,869	3,255	614	19%
Restructuring charges	—	3,988	(3,988)	NM
Merger and acquisition related costs, net of insurance recoveries	(6,161)	7,445	(13,606)	NM
Amortization for capitalized cloud computing arrangement costs	44	88	(44)	50%
Adjusted operating income	$62,532	$80,997	$(18,465)	(23)%
________________
NM — Absolute percentages greater than 200% and comparisons from positive to negative values or to zero values are considered not meaningful.
Revenues
For the three and six months ended December 31, 2023, revenues decreased $12,540 and $24,791, respectively, as compared to the prior year period. The changes in revenues were attributable to the following:

	Three Months Ended	Six Months Ended
	December 31, 2023	December 31, 2023
Decrease in distribution revenue	$(13,349)	$(24,921)
Increase in advertising revenue	403	28
Other net increases	406	102
	$(12,540)	$(24,791)
In June 2023, MSG Networks introduced MSG+, a DTC and authenticated streaming product, which allows subscribers to access MSG Network and MSG Sportsnet as well as on demand content across various devices. MSG+ is available on a free, authenticated basis to subscribers of participating Distributors (including all of MSG Networks’ major Distributors), as well as for purchase by viewers on a DTC basis through monthly and annual subscriptions, as well as single game purchases.

As a result, distribution revenue as presented above includes both affiliation fee revenue earned from Distributors for the right to carry the Company’s networks as well as revenue earned from subscriptions and single game purchases on MSG+; advertising revenue as presented above includes the impact of MSG+ advertising revenue; and total subscribers as discussed below includes both subscribers of Distributors as well as monthly and annual subscribers of MSG+.

For the three months ended December 31, 2023, distribution revenue decreased $13,349, primarily due to a decrease in total subscribers of approximately 11.5%, and the absence of a favorable affiliate adjustment of approximately $2,300 recorded in the prior year quarter, partially offset by the impact of higher affiliation rates in the current year quarter.
For the six months ended December 31, 2023, distribution revenue decreased $24,921, primarily due to a decrease in total subscribers of approximately 11.5% and the absence of a favorable affiliate adjustment of approximately $2,300 recorded in the prior year period, partially offset by the impact of higher affiliation rates in the current year period.

Direct operating expenses
For the three and six months ended December 31, 2023 direct operating expenses increased by $2,028 and $3,302, respectively, as compared to the prior year period. The changes in direct operating expenses were attributable to the following:

	Three Months Ended	Six Months Ended
	December 31, 2023	December 31, 2023
Increase in other programming and production content costs	$1,541	$1,268
Increase in rights fees expense	487	2,034
	$2,028	$3,302
For the three and six months ended December 31, 2023, other programming and production content costs increased $1,541 and $1,268, respectively, primarily due to the impact of MSG+ in the current year periods, partially offset by other net cost decreases.

For the three and six months ended December 31, 2023, right fees expense increased $487 and $2,034, respectively. The increase for the three months ended December 31, 2023 was primarily due to the impact of annual contractual rate increases, substantially offset by reductions resulting from fewer NBA and NHL games made available to MSG Networks for exclusive broadcast. The increase for the six months ended December 31, 2023 was primarily due to the impact of annual contractual rate increases, partially offset by reductions resulting from fewer NBA and NHL games made available to MSG Networks for exclusive broadcast.

Selling, general, and administrative expenses
For the three months ended December 31, 2023, selling, general and administrative expenses of $17,716 decreased $11,940 as compared to the prior year period, primarily due to (i) lower professional fees of $5,513, mainly reflecting a decrease in litigation-related expenses associated with the Networks Merger, (ii) lower employee compensation and related benefits of $2,885, and (iii) other cost decreases.

For the six months ended December 31, 2023, selling, general and administrative expenses of $20,710 decreased $26,386 as compared to the prior year period, primarily due to (i) lower professional fees of $13,939, inclusive of litigation-related insurance recoveries associated with the Networks Merger in the current year period, and (ii) lower employee compensation and related benefits of $6,625.

Operating income
For the three and six months ended December 31, 2023, operating income increased $1,010 and $1,667, respectively, as compared to the prior year period, primarily due to the decrease in selling, general and administrative expenses, and the absence of restructuring charges recorded in the prior year period, partially offset by the decrease in revenues and to a lesser extent, the increase in direct operating expenses.
Adjusted operating income
For the three and six months ended December 31, 2023, adjusted operating income of decreased $10,382 and $18,465, respectively, as compared to the prior year period, primarily due to the decrease in revenues and, to a lesser extent, the increase in direct operating expenses, partially offset by the decrease in selling, general and administrative expenses (excluding merger and acquisition related costs, net of insurance recoveries, and share-based compensation expense).

Liquidity and Capital Resources
Sources and Uses of Liquidity
As of December 31, 2023, the Company’s unrestricted cash and cash equivalents balance was $614,549, as compared to $433,507 as of September 30, 2023. Included in unrestricted cash and cash equivalents as of December 31, 2023 was (1) $120,930 in advance cash proceeds primarily from ticket sales, a majority of which the Company expects to pay to artists and promoters, and (2) $82,687 of cash and cash equivalents at MSG Networks, which is not available for distribution to the Company in order to maintain compliance with the covenants under the MSG Networks Credit Facilities (as defined below). As of December 31, 2023, the Company’s restricted cash balance was $13,278, as compared to $18,235 as of September 30, 2023. In addition, as of December 31, 2023, the Company had $391,903 of accounts payable, accrued and other current liabilities, including $164,247 of capital expenditure accruals primarily related to Sphere construction (a significant portion of which is in dispute and which the Company does not expect to pay).
The principal balance of the Company’s total debt outstanding as of December 31, 2023 was $1,424,750, including $891,000 of debt under the MSG Networks Credit Facilities which is classified as short-term on the condensed consolidated balance sheets.
Our primary sources of liquidity are cash and cash equivalents and cash flows from the operations of our businesses. The Company’s uses of cash over the next 12 months beyond the issuance date of the accompanying unaudited condensed consolidated financial statements included in this Form 10-Q are expected to be substantial and include working capital-related items (including funding our operations), capital spending (including the creation of additional original content for Sphere), required debt service payments, and payments we expect to be made in connection with the refinancing of our indebtedness, and investments and related loans and advances that we may fund from time to time. We may also use cash to repurchase our common stock. The remaining net proceeds from the issuance of our 3.50% Convertible Senior Notes in December 2023 are to be used for general corporate purposes, including Sphere-related growth initiatives. Our decisions as to the use of our available liquidity will be based upon the ongoing review of the funding needs of our businesses, the optimal allocation of cash resources, and the timing of cash flow generation. To the extent that we desire to access alternative sources of funding through the capital and credit markets, market conditions could adversely impact our ability to do so at that time.
Our ability to have sufficient liquidity to fund our operations and refinance the MSG Networks Credit Facilities is dependent on the ability of Sphere in Las Vegas to generate significant positive cash flow during Fiscal Year 2024. Although we anticipate that Sphere in Las Vegas will generate substantial revenue and adjusted operating income on an annual basis over time, there can be no assurance that guests, artists, promoters, advertisers and marketing partners will continue to embrace this new platform. Original immersive productions, such as Postcard From Earth, have not been previously pursued on the scale of Sphere, which increases the uncertainty of our operating expectations. To the extent that our efforts do not result in viable shows, or to the extent that any such productions do not achieve expected levels of popularity among audiences, we may not generate the cash flows from operations necessary to fund our operations. To the extent we do not realize expected cash flows from operations from Sphere in Las Vegas, we would have to take several actions to improve our financial flexibility and preserve liquidity, including significant reductions in both labor and non-labor expenses as well as reductions and/or deferrals in capital spending. Therefore, while we currently believe we will have sufficient liquidity from cash and cash equivalents and cash flows from operations (including expected cash flows from operations from Sphere in Las Vegas) to fund our operations and, at a minimum, make required quarterly amortization payments of $61,875 on the MSG Networks Credit Facilities, as described below, no assurance can be provided that our liquidity will be sufficient in the event any of the preceding uncertainties facing Sphere in Las Vegas are realized over the next 12 months beyond the issuance date of the accompanying unaudited condensed consolidated financial statements included in this Form 10-Q. The Company also anticipates MSG Networks will pay a portion of its term loan upon refinancing of the MSG Networks Credit Facilities prior to its maturity in October 2024. See the risk factor entitled “We Have Substantial Indebtedness and Are Highly Leveraged, Which Could Adversely Affect Our Business” in “Part II — Item 1A. Risk Factors” included in this Form 10-Q.
As disclosed in Note 11. Credit Facilities and Convertible Notes, all of the outstanding borrowings under the MSG Networks Credit Facilities are guaranteed by the MSGN Guarantors (as defined under Note 11. Credit Facilities and Convertible Notes) and secured by the MSGN Collateral (as defined under Note 11. Credit Facilities and Convertible Notes). Sphere Entertainment Co., Sphere Entertainment Group, LLC (“Sphere Entertainment Group”) and the subsidiaries of Sphere Entertainment Group (collectively, the “Non-Credit Parties”) are not legally obligated to fund the outstanding borrowings under the MSG Networks Credit Facilities, nor are the assets of the Non-Credit Parties pledged as security under the MSG Networks Credit Facilities. Prior to maturity of the MSG Networks Credit Facilities in October 2024, MSG Networks expects to make $61,875 in required quarterly amortization payments on the MSG Networks Credit Facilities. The remaining outstanding borrowings under the MSG Networks Credit Facilities of $829,125 are scheduled to mature in October 2024, which is within one year of the issuance date of the accompanying unaudited condensed consolidated financial statements included in this Form 10-Q. However, MSG Networks will be unable to generate sufficient operating cash flows prior to the maturity to settle the remaining outstanding borrowings under the MSG Networks Credit Facilities when they become due. Therefore, management plans to refinance the MSG Networks Credit Facilities prior to maturity. Management has had discussions with certain of its lenders with respect to the refinancing of the MSG Networks Credit Facilities, which refinancing would include extending the maturity date and could also include amending certain terms, such as amortization, interest rates, covenants and financial ratios. While MSG Networks has historically been able to refinance its indebtedness, management can provide no assurance that MSG Networks will be able to refinance the MSG Networks Credit Facilities, or that such refinancing will be secured on terms that are acceptable to MSG Networks. In the event MSG Networks is unable to refinance the amount scheduled to mature under the MSG Networks Credit Facilities or secure alternative sources of funding through the capital and credit markets on acceptable terms, the lenders could exercise their remedies under the MSG Networks Credit Facilities, which would include, but not be limited to, declaring an event of default and foreclosing on the MSGN Collateral. See the risk factor entitled “Although We Expect to Refinance the MSGN Credit Facilities Prior to Their Maturity in October 2024, There Can Be No Assurances That We Will Be Successful; If We Do Not Refinance the MSGN Credit Facilities, the Outstanding Debt Thereunder Could Be Accelerated and the Lenders Could Foreclose Upon the MSG Networks Business” in “Part II — Item 1A. Risk Factors” included in this Form 10-Q. In the event of an exercise of post-default rights and remedies, the Company believes the lenders would have no further remedies or recourse against the Non-Credit Parties pursuant to the terms of the MSG Networks Credit Facilities. While this condition raises substantial doubt about the Company’s ability to continue as a going concern, for the reasons stated in this paragraph, we have concluded this condition has been effectively alleviated and the Company will be able to continue as a going concern for at least one year beyond the issuance date of the accompanying unaudited condensed consolidated financial statements included in this Form 10-Q.
See Note 11. Credit Facilities and Convertible Notes, to the condensed consolidated financial statements included in this Form 10-Q, for a discussion of the MSG Networks Credit Facilities, the LV Sphere Term Loan Facility and the 3.50% Convertible Senior Notes.
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
Spheres
The Company opened Sphere in Las Vegas in September 2023. See “Part I — Item 1. Our Business — Sphere” in the 2023 Form 10-K. The venue has a number of revenue streams, including The Sphere Experience (which includes original immersive productions), advertising and marketing partnerships, and concert residencies, corporate and marquee sporting events, each of which the Company expects to become significant over time. As a result, we anticipate that Sphere in Las Vegas will generate substantial revenue and adjusted operating income on an annual basis over time.
In February 2018, we announced the purchase of land in Stratford, London, which we expected would become home to a future Sphere. The Company submitted planning applications to the local planning authority in March 2019. On November 21, 2023, the Company announced it no longer plans to allocate resources towards the development of a Sphere in the United Kingdom. The Company has taken an impairment loss of $116,541 in connection with the Company’s decision to no longer pursue the development of a Sphere in the United Kingdom.
We will continue to explore additional domestic and international markets where we believe Sphere venues can be successful. The Company’s intention for any future venues is to utilize several options, such as joint ventures, equity partners, a managed venue model and non-recourse debt financing.
Financing Agreements
See Note 11. Credit Facilities and Convertible Notes, to the condensed consolidated financial statements included in “— Item 1. Financial Statements” of this Form 10-Q, for discussions of the Company’s debt obligations and various financing agreements.
MSG Networks Credit Facilities
MSGN Holdings, L.P. (“MSGN L.P.”), MSGN Eden, LLC, an indirect subsidiary of the Company and the general partner of MSGN L.P., Regional MSGN Holdings LLC, an indirect subsidiary of the Company and the limited partner of MSGN L.P. (collectively with MSGN Eden, LLC, the “MSGN Holdings Entities”), and certain subsidiaries of MSGN L.P. have senior secured credit facilities pursuant to a credit agreement (as amended and restated on October 11, 2019, the “MSGN Credit Agreement”) consisting of: (i) an initial $1,100,000 term loan facility (the “MSGN Term Loan Facility”) and (ii) a $250,000 revolving credit facility (the “MSGN Revolving Credit Facility” and, together with the MSGN Term Loan Facility, the “MSG Networks Credit Facilities”), each with a term of five years. Up to $35,000 of the MSGN Revolving Credit Facility is available for the issuance of letters of credit. As of December 31, 2023, there were no borrowings or letters of credit issued and outstanding under the MSGN Revolving Credit Facility.
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
The MSGN Credit Agreement generally requires the MSGN Holdings Entities and MSGN L.P. and its restricted subsidiaries on a consolidated basis to comply with a maximum total leverage ratio of 5.50:1.00, subject, at the option of MSGN L.P. to an upward adjustment to 6.00:1.00 during the continuance of certain events. As of December 31, 2023, the total leverage ratio was 5.29:1:00. In addition, the MSGN Credit Agreement requires a minimum interest coverage ratio of 2.00:1.00 for the MSGN Holdings Entities and MSGN L.P. and its restricted subsidiaries on a consolidated basis. As of December 31, 2023, the interest coverage ratio was 2.47:1:00. As of December 31, 2023, the MSGN Holdings Entities and MSGN L.P. and its restricted subsidiaries on a consolidated basis were in compliance with the covenants.
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
The LV Sphere Term Loan Facility and related guaranty by Sphere Entertainment Group include financial covenants requiring MSG LV to maintain a specified minimum debt service coverage ratio and requiring Sphere Entertainment Group to maintain a specified minimum liquidity level. The debt service coverage ratio covenant began testing in the fiscal quarter ended December 31, 2023 on a historical basis and on a prospective basis. Both the historical and prospective debt service coverage ratios are required to be at least 1.35:1:00. In addition, among other conditions, MSG LV is not permitted to make distributions to Sphere Entertainment Group unless the historical and prospective debt service coverage ratios are at least 1.50:1:00. The minimum liquidity level for Sphere Entertainment Group is set at $50,000, with $25,000 required to be held in cash or cash equivalents and is tested as of the last day of each fiscal quarter based on Sphere Entertainment Group’s unencumbered liquidity, consisting of cash and cash equivalents and available lines of credit, as of such date.
3.50% Convertible Senior Notes
On December 8, 2023, the Company completed a private unregistered offering (the “Offering”) of $258,750 in aggregate principal amount of its 3.50% convertible senior notes due 2028 (the “3.50% Convertible Senior Notes”), which amount includes the full exercise of the initial purchasers’ option to purchase additional 3.50% Convertible Senior Notes.
The Company used approximately $14,309 of the net proceeds from the Offering to fund the cost of entering into the capped call transactions described below, with the remaining net proceeds from the Offering designated for general corporate purposes, including capital for Sphere-related growth initiatives.
On December 8, 2023, the Company entered into an Indenture (the “Indenture”), dated as of December 8, 2023, with U.S. Bank Trust Company, National Association, as trustee (the “Trustee”), relating to the 3.50% Convertible Senior Notes. The 3.50% Convertible Senior Notes constitute a senior general unsecured obligation of the Company.
The 3.50% Convertible Senior Notes bear interest at a rate of 3.50% per year, payable semi-annually in arrears on June 1 and December 1 of each year, beginning on June 1, 2024. The 3.50% Convertible Senior Notes will mature on December 1, 2028, unless earlier redeemed, repurchased or converted.

Subject to the terms of the Indenture, the 3.50% Convertible Senior Notes may be converted at an initial conversion rate of 28.1591 shares of Class A Common Stock per $1,000 principal amount of 3.50% Convertible Senior Notes (equivalent to an initial conversion price of approximately $35.51 per share of Class A Common Stock). Upon conversion of the 3.50% Convertible Senior Notes, the Company will pay or deliver, as the case may be, cash, shares of Class A Common Stock or a combination of cash and shares of Class A Common Stock, at the Company’s election, in accordance with the Indenture. Holders of the 3.50% Convertible Senior Notes may convert their 3.50% Convertible Senior Notes at their option at any time on or after September 1, 2028 until the close of business on the second scheduled trading day immediately preceding the maturity date. Holders of the 3.50% Convertible Senior Notes will also have the right to convert the 3.50% Convertible Senior Notes prior to September 1, 2028, but only upon the occurrence of specified events described in the Indenture. The conversion rate is subject to anti-dilution adjustments if certain events occur.
Prior to December 6, 2026, the 3.50% Convertible Senior Notes will not be redeemable. On or after December 6, 2026, the Company may redeem for cash all or part of the 3.50% Convertible Senior Notes (subject to certain exceptions), at its option, if the last reported sale price of the Class A Common Stock has been at least 130% of the conversion price then in effect for at least 20 trading days (whether or not consecutive) during any period of 30 consecutive trading days (including the last trading day of such period) ending on, and including, the trading day immediately preceding the date on which the Company provides notice of redemption at a redemption price equal to 100% of the principal amount of the 3.50% Convertible Senior Notes to be redeemed, plus accrued and unpaid interest to, but not including, the redemption date. No sinking fund is provided for the 3.50% Convertible Senior Notes.
If certain corporate events occur or the Company delivers a notice of redemption prior to the maturity date of the 3.50% Convertible Senior Notes, and a holder elects to convert its 3.50% Convertible Senior Notes in connection with such corporate event or notice of redemption, as the case may be, the Company will, under certain circumstances, increase the conversion rate for the 3.50% Convertible Senior Notes so surrendered for conversion by a number of additional shares of Class A Common Stock in accordance with the Indenture. No adjustment to the conversion rate will be made if the price paid or deemed to be paid per share of Class A Common Stock in such corporate event or redemption, as the case may be, is either less than $28.41 per share or exceeds $280.00 per share.
If a specified “Fundamental Change” (as defined in the Indenture) occurs prior to the maturity date of the 3.50% Convertible Senior Notes, under certain circumstances each holder may require the Company to repurchase all or part of its 3.50% Convertible Senior Notes at a repurchase price equal to 100% of the principal amount, plus accrued and unpaid interest to, but not including, the repurchase date.
Under the Indenture, the 3.50% Convertible Senior Notes may be accelerated upon the occurrence of certain events of default. In the case of an event of default with respect to the 3.50% Convertible Senior Notes arising from specified events of bankruptcy or insolvency of the Company, 100% of the principal of and accrued and unpaid interest on the 3.50% Convertible Senior Notes will automatically become due and payable. If any other event of default with respect to the 3.50% Convertible Senior Notes under the Indenture occurs or is continuing, the Trustee or holders of at least 25% in aggregate principal amount of the then outstanding 3.50% Senior Notes may declare the principal amount of the 3.50% Convertible Senior Notes to be immediately due and payable.
On December 5, 2023, in connection with the pricing of the 3.50% Convertible Senior Notes, and on December 6, 2023, in connection with the exercise in full by the initial purchasers of their option to purchase additional 3.50% Convertible Senior Notes, the Company entered into capped call transactions with certain of the initial purchasers of the 3.50% Convertible Senior Notes or their respective affiliates and other financial institutions, pursuant to capped call confirmations. The capped call transactions are expected generally to reduce the potential dilution to the Class A Common Stock upon any conversion of the Notes and/or offset any cash payments the Company is required to make in excess of the principal amount of converted 3.50% Convertible Senior Notes, as the case may be, with such reduction and/or offset subject to a cap based on a cap price initially equal to approximately $42.62 per share (which represents a premium of approximately 50% over the last reported sale price of the Class A Common Stock of $28.41 per share on the New York Stock Exchange on December 5, 2023), and is subject to certain adjustments under the terms of the capped call transactions.
Letters of Credit
The Company uses letters of credit to support its business operations. As of December 31, 2023, there were no borrowings or letters of credit issued and outstanding under the MSGN Revolving Credit Facility. The Company has letters of credit relating to operating leases which are supported by cash and cash equivalents that are classified as restricted.

Contractual Obligations
As of December 31, 2023, the Company did not have any material changes in its non-cancelable contractual obligations (other than activities in the ordinary course of business). See Note 10. Commitments and Contingencies, to the condensed consolidated financial statements included in “— Item 1. Financial Statements” of this Form 10-Q, for further details on the timing and amount of payments under various media rights agreements.
Cash Flow Discussion
As of December 31, 2023, cash, cash equivalents and restricted cash totaled $627,827, as compared to $429,114 as of June 30, 2023. The following table summarizes the Company’s cash flow activities for the six months ended December 31, 2023 and 2022:

	Six Months Ended
	December 31,
	2023	2022
Net cash (used in) provided by operating activities	$(48,238)	$54,965
Net cash provided by (used in) investing activities	973	(575,909)
Net cash provided by financing activities	245,973	229,175
Effect of exchange rates on cash, cash equivalents and restricted cash	5	(505)
Net increase (decrease) in cash, cash equivalents, and restricted cash	$198,713	$(292,274)
Operating Activities
Net cash (used in) provided by operating activities for the six months ended months ended December 31, 2023 increased by $103,203 as compared to the prior year period, primarily due to a net loss in the current year period driven by higher direct operating expenses as compared to net income in the prior year period, as well as changes in working capital assets and liabilities, which included fewer collections from customers and related parties, and a larger amount of payments to related parties, as compared to the corresponding prior year period. These were offset primarily by an increase in cash collections related to deferred revenue of $67,438 in the current year period, as compared to a decrease of $17,295 in the corresponding prior year period.
Investing Activities
Net cash provided by (used in) investing activities for the six months ended months ended December 31, 2023 increased by $576,882 as compared to the prior year period, primarily due to a decrease in capital expenditures for Sphere in Las Vegas after the assets were placed into service during the first quarter of Fiscal Year 2024, as well as the proceeds from the sale of MSGE Retained Interest.
Financing Activities
Net cash provided by financing activities for the six months ended months ended December 31, 2023 increased by $16,798 as compared to the prior year period primarily due to proceeds of $251,634 from the issuance of 3.50% Convertible Senior Notes due 2028, and $65,000 from the DDTL Facility, as compared to proceeds of $275,000 from the issuance of the LV Sphere Term Loan Facility in the corresponding prior period, and partially offset by principal repayments of long term debt of $41,250 in the current year period.
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
Recently Issued Accounting Pronouncements and Critical Accounting Estimates
Recently Issued and Adopted Accounting Pronouncements
See Note 2. Accounting Policies, to the condensed consolidated financial statements included in “— Item 1. Financial Statements” of this Form 10-Q, for discussion of recently issued accounting pronouncements.
Critical Accounting Estimates
There have been no material changes to the Company’s critical accounting policies other than the one noted in “— Item 1. Financial Statements” of this Form 10-Q. The following discussion has been included to provide the results of our annual impairment testing of goodwill and identifiable indefinite-lived intangible assets performed during the first quarter of Fiscal Year 2024.

Impairment of Goodwill
Goodwill is tested annually for impairment as of August 31st and at any time upon the occurrence of certain events or substantive changes in circumstances. The Company performs its goodwill impairment test at the reporting unit level. As of December 31, 2023, the Company had two reportable segments and two reporting units, Sphere and MSG Networks, consistent with the way management makes decisions and allocates resources to the business.
The goodwill balance reported on the Company’s condensed consolidated balance sheets as of December 31, 2023 by reporting unit was as follows:

As of
December 31, 2023
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

Potential Interest Rate Risk Exposure
The Company, through its subsidiaries, MSG Networks and MSG LV, is subject to potential interest rate risk exposure related to borrowings incurred under their respective credit facilities. Changes in interest rates may increase interest expense payments with respect to any borrowings incurred under these credit facilities. The effect of a hypothetical 200 basis point increase in floating interest rate prevailing as of December 31, 2023 and continuing for a full year would increase the Company’s interest payments on the outstanding amounts under the credit facilities by $23,320.
Foreign Currency Exchange Rate Exposure
We are exposed to market risk resulting from foreign currency fluctuations, primarily to the British pound sterling through our net investment position initiated with our acquisition of land in Stratford, London in the second quarter of fiscal year 2018, which we expected would become home to a future Sphere, and through cash and invested funds which we expected would be deployed in the construction of our London venue prior to the Company’s decision in November 2023 to no longer pursue the development of a Sphere in the United Kingdom. We may evaluate and decide, to the extent reasonable and practical, to reduce the translation risk of foreign currency fluctuations by entering into foreign currency forward exchange contracts with financial institutions. If we were to enter into such hedging transactions, the market risk resulting from foreign currency fluctuations is unlikely to be entirely eliminated. We do not plan to enter into derivative financial instrument transactions for foreign currency speculative purposes. During the past 12 months ended December 31, 2023, the GBP/USD exchange rate ranged from 1.1834 to 1.3137 as compared to GBP/USD exchange rate of 1.2734 on December 31, 2023, a fluctuation range of approximately 3.16%. As of December 31, 2023, a uniform hypothetical 5.39% fluctuation in the GBP/USD exchange rate would have resulted in a change of approximately $1,900 in the Company’s net asset value.
Item 4. Controls and Procedures
Our management, with the participation of our Executive Chairman and Chief Executive Officer and our Executive Vice President, Chief Financial Officer and Treasurer, evaluated the effectiveness of the design and operation of our disclosure controls and procedures as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”). Based on that evaluation, our Executive Chairman and Chief Executive Officer and our Executive Vice President, Chief Financial Officer and Treasurer concluded that the Company's disclosure controls and procedures were effective as of December 31, 2023.
Changes in Internal Control over Financial Reporting
There were no changes in the Company’s internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act during the fiscal quarter ended December 31, 2023, that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

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
On March 14, 2023, the parties to the MSG Entertainment Litigation reached an agreement in principle to settle the MSG Entertainment Litigation, without admitting liability, on the terms and conditions set forth in a binding term sheet, which was incorporated into a long-form settlement agreement (the “MSGE Settlement Agreement”) that was filed with the Court on April 20, 2023. The MSGE Settlement Agreement provided for, among other things, the final dismissal of the MSG Entertainment Litigation in exchange for a settlement payment to the Company of approximately $85 million, subject to customary reduction for attorneys’ fees and expenses, in an amount to be determined by the Court. The settlement’s amount was fully funded by the other defendants’ insurers. The MSGE Settlement Agreement was approved by the Court on August 14, 2023, which constituted the final judgment in the action. A realized gain of approximately $62.6 million was recognized in Other income (expense), net on the condensed consolidated statements of operations in connection with the settlement payment to the Company.
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
On April 6, 2023, the parties to the MSG Networks Litigation reached an agreement in principle to settle the MSG Networks Litigation, without admitting liability, on the terms and conditions set forth in a binding term sheet, which was incorporated into a long-form settlement agreement (the “MSGN Settlement Agreement”) that was filed with the Court on May 18, 2023. The MSGN Settlement Agreement provided for, among other things, the final dismissal of the MSG Networks Litigation in exchange for a settlement payment to the plaintiffs and the class of approximately $48.5 million, of which approximately $28 million has been paid as of December 31, 2023, with approximately $20.5 million accrued for in Accounts payable, accrued and other current liabilities. The MSGN Settlement Agreement was approved by the Court on August 14, 2023, which constituted the final judgment in the action. MSG Networks has a dispute with its insurers over whether and to what extent there is insurance coverage for the settlement. Unless MSG Networks Inc. and the insurers settle that insurance dispute, it is expected to be resolved in a pending Delaware insurance coverage action. In the interim, and subject to final resolution of the parties’ insurance coverage dispute, certain of MSG Networks’ insurers agreed to advance approximately $20.5 million to fund the settlement and related class notice costs.

The Company is a defendant in various other lawsuits. Although the outcome of these other lawsuits cannot be predicted with certainty (including the extent of available insurance, if any), management does not believe that resolution of these other lawsuits will have a material adverse effect on the Company.
Item 1A. Risk Factors
In addition to the other information set forth below, you should carefully consider the factors discussed under the heading “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in this Form 10-Q and our 2023 Form 10-K and other filings we may make from time to time with the Securities and Exchange Commission (“SEC”). Any of these risks could have a material adverse effect on our business, operating results and financial condition, which could cause you to lose all or part of your investment. Additional risks and uncertainties not currently known to us or that we deem immaterial also may affect our business and operations. As such, you should not consider this list to be a complete statement of all potential risks and uncertainties.
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
The financial results of our Sphere business are largely dependent on the popularity of The Sphere Experience, which features original immersive productions that can run multiple times per day, year-round and are designed to utilize the full breadth of the venue’s next-generation technologies. The Sphere Experience employs novel and transformative technologies for which there is no established basis of comparison, and there is an inherent risk that we may be unable to achieve the level of success appropriate for the significant investment involved. Fan and consumer tastes also change frequently and it is a challenge to anticipate what will be successful at any point in time. Should the popularity of The Sphere Experience not meet our expectations, our revenues from ticket sales, and concession and merchandise sales would be adversely affected, and we might not be able to replace the lost revenue with revenues from other sources. As a result of any of the foregoing, we may not be able to generate sufficient revenues to cover our costs, which could adversely impact our business and results of operations, the price of our Class A Common Stock and the value of our 3.50% Convertible Senior Notes.
Currently, our Sphere business only has access to one original immersive production, Postcard from Earth. The risk of reliance on The Sphere Experience described above is exacerbated by the lack of availability of alternative content. If The Sphere Experience is not successful in continuing to attract guests, we may not have sufficient capital to develop additional original immersive productions. In that event, Sphere in Las Vegas may need to either rely on increased advertising and marketing revenues and the success of much more frequent third-party live entertainment offerings to generate enough capital to develop additional original immersive productions and/or partner with third parties to develop and finance such productions.
Additionally, our Sphere business is also dependent on our ability to attract advertisers and marketing partners to our signage, digital advertising and partnership offerings. Advertising revenues depend on a number of factors, such as the reach and popularity of our venue (including risks around consumer reactions to advertisers and marketing partners), the health of the economy in the markets our businesses serve and in the nation as a whole, general economic trends in the advertising industry and competition with respect to such offerings. Should the popularity of our advertising assets not meet our expectations, our revenues would be adversely affected, and we might not be able to replace the lost revenue with revenues from other sources, which could adversely impact our business and results of operations and the price of our Class A Common Stock and the value of our 3.50% Convertible Senior Notes.
The success of our Sphere business also depends upon our ability to offer live entertainment that is popular with guests. While the Company believes that these next-generation venues will enable new experiences and innovative opportunities to engage with audiences, there can be no assurance that guests, artists, promoters, advertisers and marketing partners will continue to embrace this new platform. We contract with promoters and others to provide performers and events at Sphere and Sphere grounds. Although our concert performances have been popular with guests, there can be no assurances that future performances will achieve similar popularity. There may be a limited number of popular artists, groups or events that are willing to invest in and to take advantage of the immersive experiences and next generation technologies (which cannot be re-used in venues other than Sphere) or that can attract audiences to Sphere, and our business would suffer to the extent that we are unable to attract such artists, groups and events willing to perform at our venue.

The Difficulty with Estimating the Costs of our Initial Sphere in Las Vegas or the Complexities of the Planning Process Create Risks with Respect to our Sphere Initiative, Which May Not Be Successful Unless We Can Develop Additional Venues.
The Company’s venue strategy is to create, build and operate new music and entertainment-focused venues—called Sphere—that use cutting-edge technologies to create the next generation of immersive experiences. There is no assurance that the Sphere initiative will be successful.
We completed construction of our first Sphere in Las Vegas in September 2023. The costs to build Sphere were substantial. While it is always difficult to provide a definitive construction cost estimate for large-scale construction projects, it was particularly challenging for one as unique as Sphere. In May 2019, the Company’s preliminary cost estimate for Sphere in Las Vegas was approximately $1.2 billion. This estimate was based only upon schematic designs for purposes of developing the Company’s budget and financial projections. The cost estimate for Sphere was subsequently increased numerous times during the course of the project and the final construction cost for Sphere in Las Vegas meaningfully exceeded the initial estimate. See Note 8 Property and Equipment, Net and Note 9 Leases to the consolidated financial statements included in the 2023 Form 10-K.
In February 2018, we announced the purchase of land in Stratford, London, which we expected would become home to a future Sphere. On November 21, 2023, we announced that we were formally notified by the Mayor of London that our planning application for a Sphere venue in Stratford, London was not approved. In light of this decision, we no longer plan to allocate resources towards the development of a Sphere in the United Kingdom. In connection with this decision, we recorded an impairment charge of $116.5 million in the quarter ended December 31, 2023.
We continue to explore domestic and international markets where these next-generation venues are expected to be successful. The design of future Spheres will be flexible to accommodate a wide range of sizes and capacities—from large-scale to smaller and more intimate—based on the needs of any individual market. While the Company has self-funded the construction of Sphere in Las Vegas, the Company’s intention for future venues is to utilize several options, such as joint ventures, equity partners, a managed venue model and non-recourse debt financing. In connection with the construction of future Sphere venues, the Company may need to obtain additional capital beyond what is available from cash-on-hand and cash flows from operations. There is no assurance that we would be able to obtain financing for any costs relating to any future venues on terms favorable to us or at all.
The difficulty with estimating the costs of our initial Sphere in Las Vegas or the complexities of the planning process create risks with respect to our Sphere initiative, which may not be successful unless we can develop additional venues.
Sphere Uses Cutting-Edge Technologies and Requires Significant Capital Investment by the Company. There Can Be No Assurance That Sphere Will Continue to Be Successful.
Sphere employs novel and transformative technologies and new applications of existing technologies. Although the application of these technologies at Sphere have been successful to-date, there can be no assurance that Sphere will achieve the operational and artistic goals the Company is seeking over the long-term. Any failure to do so could have a material negative effect on our business and results of operations.
While the Company believes that these next-generation venues will enable new experiences and innovative opportunities to engage with audiences, there can be no assurance that guests, artists, promoters, advertisers and marketing partners will continue to embrace this new platform. The substantial cost of building Sphere in Las Vegas, as well as the potential costs and/or financing needs with respect to future Spheres, may constrain the Company’s ability to undertake other initiatives during these multi-year construction periods. Given our strategy of using original immersive productions across multiple venues, our Sphere initiative may not be successful unless we can develop additional venues.
Our Sphere Business Strategy Includes the Development of The Sphere Experience and Related Original Immersive Productions, Which Could Require Us to Make Considerable Investments for Which There Can Be No Guarantee of Success.
As part of our Sphere business strategy, we have developed the Sphere Experience, including Postcard from Earth, our first original immersive production, and we intend to further develop related original immersive productions, which could require significant upfront expense that may never result in a viable production, as well as investment in creative processes, commissioning and/or licensing of intellectual property, casting and advertising and may lead to dislocation of other alternative sources of entertainment that may have played in our venue absent these productions. We invested approximately $84.5 million to develop the first original immersive production called Postcard from Earth, and there can be no assurances as to the cost of future immersive productions, which we expect to be significant. To the extent that any efforts at creating new immersive productions do not result in a viable offering, or to the extent that any such productions do not achieve expected levels of popularity among audiences, we may not recover the substantial expenses we previously incurred for non-capitalized investments, or may need to write-off all or a portion of capitalized investments. In addition, any delay in launching such productions could result in the incurrence of operating costs which may not be recouped. The incurrence of such expenses or the write-off of capitalized investments could adversely impact our business and results of operations and the price of our Class A Common Stock.
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
If we lose or are unable to obtain these licenses, or are unable to obtain them on terms consistent with past practice, it may have a negative effect on our business and results of operations. An increase in the royalty rate and/or the revenue base on which the royalty rate is applied could substantially increase the cost of presenting concerts and certain other live events at our venue. If we are no longer able to pass all or a portion of these royalties on to promoters (or other venue licensees), it may have a negative effect on our business and results of operations.
Our Properties Are Subject to, and Benefit from, Certain Easements, the Availability of Which May Not Continue on Terms Favorable to Us or at All.
Sphere in Las Vegas has the benefit of easements with respect to the pedestrian bridge to The Venetian. Our ability to continue to utilize these and other easements, including for advertising and promotional purposes, requires us to comply with a number of conditions. Certain adjoining property owners have easements over our property, which we are required to maintain so long as those property owners meet certain conditions. It is possible that we will be unable to continue to access or maintain any easements on terms favorable to us, or at all, which could have a material negative effect on our business and results of operations.
Risks Related to Our MSG Networks Business
The Success of Our MSG Networks Business Depends on Affiliation Fees We Receive Under Our Affiliation Agreements, the Loss of Which or Renewal of Which on Less Favorable Terms May Have a Material Negative Effect on Our Business and Results of Operations.
MSG Networks’ success is dependent upon affiliation relationships with a limited number of Distributors. Existing affiliation agreements with our programming networks expire during each of the next several years, and we cannot provide assurances that we will be able to renew these affiliation agreements or obtain terms as attractive as our existing agreements in the event of a renewal. For example, we were not able to renew our affiliation agreement with Comcast when it expired in September 2021.
Affiliation fees constitute a significant majority of our MSG Networks revenues. Changes in affiliation fee revenues generally result from a combination of changes in rates and/or changes in subscriber counts. Reductions in the license fees that we receive per subscriber or in the number of subscribers for which we are paid, including as a result of a loss of or reduction in carriage of our programming networks or a loss of subscribers by one or more of our Distributors, have in the past adversely affected (e.g., the non-renewal with Comcast) and will in the future adversely affect our affiliation fee revenue. For example, our affiliation fee revenue declined $49.3 million in the fiscal year ended June 30, 2023 (“Fiscal Year 2023”) compared to the fiscal year ended June 30, 2022 (“Fiscal Year 2022”). Subject to the terms of our affiliation agreements, Distributors from time to time introduce, market and/or modify tiers of programming networks that impact the number of subscribers that receive our programming networks, including tiers of programming that may exclude our networks. Any loss or reduction in carriage would also decrease the potential audience for our programming, which may adversely affect our advertising revenues. See “—If the Rate of Decline in the Number of Subscribers to Traditional MVPDs Services Increases or These Subscribers Shift to Other Services or Bundles That Do Not Include the Company’s Programming Networks, There May Be a Material Negative Effect on the Company’s Affiliation Revenues.”
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
In addition, under certain circumstances, an existing affiliation agreement may expire, and we and the Distributor may not have finalized negotiations of either a renewal of that agreement or a new agreement for certain periods of time. In certain of these circumstances, Distributors may continue to carry the service(s) until the execution of definitive renewal or replacement agreements (or until we or the Distributor determine that carriage should cease).
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
We must successfully adapt to technological advances in our industry and the manner in which consumers watch sporting events, including the emergence of alternative distribution platforms. Our ability to exploit new distribution platforms and viewing technologies may affect our ability to maintain and/or grow our business. Emerging forms of content distribution provide different economic models and compete with current distribution methods in ways that are not entirely predictable. Such competition has reduced and could continue to reduce demand for our programming networks or for the offerings of our Distributors and, in turn, reduce our revenue from these sources. Content providers (such as certain broadcast and cable networks) and new content developers, Distributors and syndicators are distributing programming directly to consumers on a DTC basis. In addition to existing subscription direct-to-consumer streaming services such as Amazon Prime, Hulu, Netflix, Apple TV+, Disney+, ESPN+, Max and Peacock and free advertiser-supported streaming television (“FAST”) channels that are offered directly to consumers at no cost, additional services have launched and more will likely launch in the near term, which may include sports-focused services that may compete with our networks for viewers and advertising revenue. Such DTC distribution of content has contributed to consumers eliminating or downgrading their pay television subscription, which results in certain consumers not receiving our programming networks. If we are unable to offset this loss of subscribers through incremental distribution of our networks (including through our own DTC offering) or through rate increases or other revenue opportunities, our business and results of operations will be adversely affected. Gaming, television and other console and device manufacturers, Distributors and others, such as Microsoft, Apple and Roku, are offering and/or developing technology to offer video programming, including in some cases, various DTC platforms.
Such changes have impacted and may continue to impact the revenues we are able to generate from our traditional distribution methods, by decreasing the viewership of our programming networks and/or by making advertising on our programming networks less valuable to advertisers.
In order to respond to these developments, we have in the past needed, and may in the future need, to implement changes to our business models and strategies and there can be no assurance that any such changes will prove to be successful or that the business models and strategies we develop will be as profitable as our current business models and strategies. For example, in January 2023, we introduced MSG SportsZone, a FAST channel, and, in June 2023, we launched our DTC product, MSG+, but there can be no assurance that we will successfully execute our strategy for such offering. Our DTC offering represents a new consumer offering for which we have limited prior experience and we may not be able to successfully predict the demand for such DTC product or the impact such DTC product may have on our traditional distribution business, including with respect to renewals of our affiliation agreements with Distributors. In addition, the success of our DTC product may depend on a number of factors, including our ability to: (i) acquire and maintain direct-to-consumer rights from the professional sports teams and/or leagues we currently air on our networks; (ii) appropriately price our offering; (iii) offer competitive content and programming and (iv) ensure our direct-to-consumer technology operates efficiently. If we fail to adapt to emerging technologies, our appeal to Distributors and our targeted audiences might decline, which could have a material adverse impact on our business and results of operations.

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
Advertising revenues depend on a number of factors, many of which are beyond our control, such as: (i) team performance; (ii) whether live sports games are being played; (iii) the popularity of our programming; (iv) the activities of our competitors, including increased competition from other forms of advertising-based media (such as Internet, mobile media, other programming networks, radio and print media) and an increasing shift of advertising expenditures to digital and mobile offerings; (v) shifts in consumer viewing patterns, including consumers watching more ad-free content, non-traditional and shorter-form video content online, and the increased use of ad skipping functionality; (vi) increasing audience fragmentation caused by increased availability of alternative forms of leisure and entertainment activities, such as social networking platforms and video games; (vii) consumer budgeting and buying patterns; (viii) the extent of the distribution of our networks; (ix) changes in the audience demographic for our programming; (x) the ability of third parties to successfully and accurately measure audiences due to changes in emerging technologies and otherwise; (xi) the health of the economy in the markets our businesses serve and in the nation as a whole; and (xii) general economic trends in the advertising industry. A decline in the economic prospects of advertisers or the economy in general has in the past altered, and could in the future alter, current or prospective advertisers’ spending priorities, which could cause our revenues and operating results to decline significantly in any given period. Even in the absence of a general recession or downturn in the economy, an individual business sector that tends to spend more on advertising than other sectors may be forced to reduce its advertising expenditures if that sector experiences a downturn. In such case, a reduction in advertising expenditures by such a sector may adversely affect our revenues. See “—Operational and Economic Risks—Our Operations and Operating Results Were Materially Impacted by the COVID-19 Pandemic and Actions Taken in Response by Governmental Authorities and Certain Professional Sports Leagues, and a Resurgence of the COVID-19 Pandemic or Another Pandemic or Public Health Emergency Could Adversely Affect Our Business and Results of Operations.”
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
Our MSG Networks business is dependent upon media rights agreements with professional sports teams. Our existing media rights agreements are generally multi-year. Upon expiration, we may seek renewal of these agreements and, if we do, we may be outbid by competing programming networks or others for these agreements or the renewal costs could substantially exceed our costs under the current agreements. In addition, one or more of these teams may seek to establish their own programming offering or join one of our competitor’s offerings and, in certain circumstances, we may not have an opportunity to bid for the media rights.
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
Moreover, the value of our media rights agreements may also be affected by various league decisions and/or league agreements that we may not be able to control, including a decision to alter the number of games played during a season. The value of our media rights could also be affected, or we could lose such rights entirely, if a team is liquidated, undergoes reorganization in bankruptcy or relocates to an area where it is not possible or commercially feasible for us to continue to distribute games. Any loss or diminution in the value of rights could impact the extent of the sports coverage offered by us and could materially negatively affect our business and results of operations. In addition, our affiliation agreements generally include certain remedies in the event our networks fail to include a minimum number of professional event telecasts, and, accordingly, any loss of rights could materially negatively affect our business and results of operations. See “—The Success of Our MSG Networks Business Depends on Affiliation Fees We Receive Under Our Affiliation Agreements, the Loss of Which or Renewal of Which on Less Favorable Terms May Have a Material Negative Effect on Our Business and Results of Operations” and “—The Actions of the NBA and NHL May Have a Material Negative Effect on Our MSG Networks Business and Results of Operations.”
The Actions of the NBA and NHL May Have a Material Negative Effect on Our MSG Networks Business and Results of Operations.
The governing bodies of the NBA and the NHL have imposed, and may impose in the future, various rules, regulations, guidelines, bulletins, directives, policies and agreements (collectively, “League Rules”) that we may not be able to control, which could affect the value of our media rights agreements, including a decision to alter the number of games played during a season. For example, due to the COVID-19 pandemic and related government actions, decisions made by the NBA and NHL affected, and in the future could affect, our ability to produce and distribute live sports games on our networks. See “—Operational and Economic Risks—Our Operations and Operating Results Were Materially Impacted by the COVID-19 Pandemic and Actions Taken in Response by Governmental Authorities and Certain Professional Sports Leagues, and a Resurgence of the COVID-19 Pandemic or Another Pandemic or Public Health Emergency Could Adversely Affect Our Business and Results of Operations.” Additionally, each league imposes rules that define the territories in which we may distribute games of the teams in the applicable league. Changes to these rules or other League Rules, or the adoption of new League Rules, could have a material negative effect on our business and results of operations.
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
In addition, we are party to an agreement with AMC Networks Inc. (“AMC Networks”), pursuant to which AMC Networks provides us with certain origination, master control and technical services which are necessary to distribute our programming networks. If a disruption occurs, we may not be able to secure alternate distribution facilities in a timely manner. In addition, such distribution facilities and/or internal or third-party services, systems or software could be adversely impacted by cybersecurity threats including unauthorized breaches. See “—Risks Related to Cybersecurity and Intellectual Property—We Face Continually Evolving Cybersecurity and Similar Risks, Which Could Result in Loss, Disclosure, Theft, Destruction or Misappropriation of, or Access to, Our Confidential Information and Cause Disruption of Our Business, Damage to Our Brands and Reputation, Legal Exposure and Financial Losses.” The failure or unavailability of distribution facilities or these internal and third-party services, systems or software, depending upon its severity and duration, could have a material negative effect on our business and results of operations.
Risks Related to Our Indebtedness, Financial Condition, and Internal Control
We Have Substantial Indebtedness and Are Highly Leveraged, Which Could Adversely Affect Our Business.
We are highly leveraged with a significant amount of debt and we may continue to incur additional debt in the future. As of December 31, 2023, the principal balance of our consolidated debt outstanding was approximately $1.4 billion, $891 million of which was due prior to December 31, 2024 and is classified as short-term on our condensed consolidated balance sheets. As a result of our indebtedness, we are required to make interest and principal payments on our borrowings that are significant in relation to our revenues and cash flows. These payments reduce our earnings and cash available for other potential business purposes. Furthermore, our interest expense could increase if interest rates increase (including in connection with rising inflation) because our indebtedness bears interest at floating rates or to the extent we have to refinance existing debt with higher cost debt.
In September 2019, certain subsidiaries of MSG Networks Inc., including MSGN L.P., entered into the MSG Networks Credit Facilities. The outstanding borrowings under the MSG Networks Credit Facilities are due at maturity on October 11, 2024. The MSG Networks Credit Facilities are the obligations of our indirect subsidiaries MSGN L.P., MSGN Eden, LLC, Regional MSGN Holdings LLC and certain subsidiaries of MSGN L.P., and none of the Company, Sphere Entertainment Group, or any of the subsidiaries of Sphere Entertainment Group (collectively, the “Non-Credit Parties”) are party to the MSG Networks Credit Facilities.

On December 22, 2022, MSG LV, entered into the LV Sphere Term Loan Facility, a credit agreement providing for a five-year, $275 million senior secured term loan facility. All obligations under the LV Sphere Term Loan Facility are guaranteed by Sphere Entertainment Group. None of the Company, MSG Networks Inc., MSGN L.P., or any of the subsidiaries of MSGN L.P are parties to the LV Sphere Term Loan Facility.
On December 8, 2023, the Company completed the offering of the 3.50% Convertible Senior Notes.
Our ability to have sufficient liquidity to fund our operations and refinance the MSG Networks Credit Facilities is dependent on the ability of Sphere in Las Vegas to generate significant positive cash flow during the fiscal year ending June 30, 2024. There can be no assurance that guests, artists, promoters, advertisers and marketing partners will continue to embrace this new platform and that Sphere will generate revenue and adjusted operating income in line with our expectations. Original immersive productions, such as Postcard From Earth, have not been previously pursued on the scale of Sphere, which increases the uncertainty of our operating expectations. To the extent that our efforts do not result in viable shows, or to the extent that any such productions do not achieve expected levels of popularity among audiences, we may not generate the cash flows from operations necessary to fund our operations. Our future operating performance, to a certain extent, is subject to general economic conditions, recession, fears of recession, financial, competitive, regulatory and other factors that are beyond our control. To the extent we do not realize expected cash flows from operations from Sphere, we would have to take several actions to improve our financial flexibility and preserve liquidity, including significant reductions in both labor and non-labor expenses as well as reductions and/or deferrals in capital spending. Therefore, while we currently believe we will have sufficient liquidity from cash and cash equivalents and cash flows from operations (including expected cash flows from operations from Sphere) to fund our operations and service our 3.50% Convertible Senior Notes and credit facilities, which includes the Company’s expectation that MSG Networks will pay down a portion of the MSG Networks’ term loan in connection with the refinancing of the MSG Networks Credit Facilities, as described below, no assurance can be provided that our liquidity will be sufficient in the event any of the preceding uncertainties facing Sphere are realized over the next 12 months or if MSG Networks’ operating income and adjusted operating income decline at a faster rate than currently expected.
In addition, our ability to make payments on, or repay or refinance, our debt, and to fund our operating and capital expenditures, also depends upon our ability to access the credit markets. If we are unable to generate sufficient cash flow to service our debt and meet our other commitments, we may need to refinance all or a portion of our debt, sell material assets or operations, or raise additional debt or equity capital, which may be dilutive to you. We cannot provide assurance that we could affect any of these actions on a timely basis, on commercially reasonable terms or at all, or that these actions would be sufficient to meet our capital requirements. In addition, the terms of our existing or future debt agreements may restrict us from effecting certain or any of these alternatives.
Even if our future operating performance is strong, limitations on our ability to access the capital or credit markets, including as a result of general economic conditions, unfavorable terms or general reductions in liquidity may adversely and materially impact our business, financial condition, and results of operations.
The failure to satisfy the covenants, including any inability to attain a covenant waiver, and other requirements under each credit agreement could trigger a default thereunder, acceleration of outstanding debt thereunder and, with respect to the LV Sphere Term Loan Facility, a demand for payment under the guarantee provided by Sphere Entertainment Group. Additionally, the LV Sphere Term Loan Facility and the MSG Networks Credit Facilities (together, the “Credit Facilities”) each restrict MSG LV and MSGN L.P., respectively, from making cash distributions to us unless certain financial covenants are met. Any failure to satisfy the covenants under our Credit Facilities could negatively impact our liquidity and could have a negative effect on our businesses.
The terms of the Indenture governing the 3.50% Convertible Senior Notes do not restrict us from incurring additional indebtedness, including secured indebtedness. As of December 31, 2023, (i) the principal balance of the Company’s indebtedness (excluding subsidiaries) was approximately $258.8 million under the 3.50% Convertible Senior Notes and (ii) the principal balance of indebtedness of the Company’s subsidiaries was $1.166 billion, all of which is senior secured indebtedness. In addition, MSG Networks had the ability to utilize approximately $120.6 million of its $250.0 million revolving credit facility and not have been in violation of the terms of the MSG Networks Credit Facilities. The ability of MSGN L.P. to draw on its revolving credit facilities will depend on its ability to meet certain financial covenants and other conditions. This leverage also exposes us to significant risk by limiting our flexibility in planning for, or reacting to, changes in our business (whether through competitive pressure or otherwise), the entertainment and video programming industries and the economy at large. Although our cash flows could decrease in these scenarios, our required payments in respect of indebtedness would not decrease.
In addition, the Indenture does not place any limitations on our ability to incur debt (including additional 3.50% Convertible Senior Notes) or create liens securing indebtedness. If we incur secured indebtedness and such secured indebtedness is either accelerated or becomes subject to a bankruptcy, liquidation or reorganization, our assets would be used to satisfy obligations with respect to the indebtedness secured thereby before any payment could be made on the 3.50% Convertible Senior Notes that are not similarly secured. The indenture also does not restrict our subsidiaries from incurring additional debt, which would be structurally senior to the 3.50% Convertible Senior Notes. If new debt or other liabilities are added to our current debt levels, the related risks that we now face could intensify. Our Credit Facilities restrict our ability to incur additional indebtedness, including secured indebtedness, but if the facilities mature or are repaid, we may not be subject to such restrictions under the terms of any subsequent indebtedness.
As described under “Part I — Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations — Liquidity and Capital Resources” in this Form 10-Q, while the conditions with respect to the MSG Networks Credit Facilities raise substantial doubt about the Company’s ability to continue as a going concern, for the reasons stated under Note 2. Accounting Policies — Liquidity and Going Concern, to the condensed consolidated financial statements included in “Part I — Item 1. Financial Statements” of this Form 10-Q with respect to the lenders’ recourse under the MSG Networks Credit Facilities, we have concluded that the conditions raising substantial doubt about the Company’s ability to continue as a going concern have been effectively alleviated as of the date of this Form 10-Q, and that the Company would be able to continue as a going concern for at least one year beyond the date of issuance of the unaudited condensed consolidated financial statements included in this Form 10-Q. Management will conduct its review of the Company’s ability to continue as a going concern prior to issuing the Company’s financial statements after each quarterly or annual period. There can be no assurances that we will be able to continue to effectively alleviate the conditions with respect to the Company’s ability to continue to be a going concern in the future.
In addition, we have made investments in, or otherwise extended loans to, one or more businesses that we believe complement, enhance or expand our current business or that might otherwise offer us growth opportunities and may make additional investments in, or otherwise extend loans to, one or more of such parties in the future. For example, have invested in and have extended financing to Holoplot GmbH (“Holoplot”) in connection with Sphere’s advanced audio system. To the extent that such parties do not perform as expected, including with respect to repayment of such loans, it could impair such assets or create losses related to such loans, and, as a result, have a negative effect on our business and results of operations.
The Terms of Our Indebtedness Outstanding from Time to Time, Including Our Credit Facilities, Will Restrict Our Current and Future Operations, Particularly Our Ability to Respond to Changes or to Take Certain Actions.
The Credit Facilities contain, and future credit facilities are expected to contain, a number of restrictive covenants that impose significant operating and financial restrictions on certain of our subsidiaries and may limit our ability to respond to changes in our business or competitive activities, or to otherwise engage in acts that may be in our long-term best interest, including restrictions on our subsidiaries’ ability to:
•incur indebtedness;
•incur liens;
•make investments;
•sell and/or otherwise dispose of assets;
•engage in transactions with affiliates;
•make certain restricted payments;
•enter into certain restrictive agreements;
•enter into sale-leaseback agreements;
•enter into certain swap agreements;
•change our line of business;
•prepay and/or modify the terms of certain indebtedness; and
•consolidate, merge or sell all or substantially all of our assets.
In addition, the restrictive covenants in the Credit Facilities require certain of our subsidiaries to maintain specified financial ratios and satisfy other financial condition tests. Our ability to meet those financial ratios and tests can be affected by events beyond our control, and we may be unable to meet them.
A breach of the covenants or restrictions under the Credit Facilities or our other indebtedness outstanding from time to time could result in an event of default under the applicable indebtedness.

These restrictions may affect our ability to grow in accordance with our strategy. In addition, our financial results and our substantial indebtedness could adversely affect the availability and terms of our financing.
Although We Expect to Refinance the MSG Networks Credit Facilities Prior to Their Maturity in October 2024, There Can Be No Assurances That We Will Be Successful; If We Do Not Refinance the MSG Networks Credit Facilities, the Outstanding Debt Thereunder Could Be Accelerated and the Lenders Could Foreclose Upon the MSG Networks Business.
As of December 31, 2023, the principal balance of debt outstanding under the MSG Networks Credit Facilities was approximately $891.0 million and is classified as short-term on our condensed consolidated balance sheets. Under the terms of the MSG Networks Credit Facilities, $61.9 million in required quarterly amortization payments are due between December 31, 2023 and maturity and the remaining outstanding borrowings under the facility of $829.1 million are due at maturity on October 11, 2024.
MSG Networks will be unable to generate sufficient operating cash flows over the next 12 months to settle the remaining outstanding borrowings under the MSG Networks Credit Facilities when they become due. Therefore, management plans to refinance the MSG Networks Credit Facilities prior to maturity. While MSG Networks has historically been able to refinance its indebtedness, management can provide no assurance that MSG Networks will be able to refinance the MSG Networks Credit Facilities, or that such refinancing will be secured on terms that are acceptable to us.
The Company also anticipates that MSG Networks will pay down a portion of its term loan in connection with the refinancing of the MSG Networks Credit Facilities, although no assurance can be provided that a refinancing will be completed. See “—We Have Substantial Indebtedness and Are Highly Leveraged, Which Could Adversely Affect Our Business.”
In the event MSG Networks is unable to refinance the amount scheduled to mature under the MSG Networks Credit Facilities or secure alternative sources of funding through the capital and credit markets on acceptable terms, the lenders would have the right to exercise their remedies under the MSG Networks Credit Facilities, which would include, but not be limited to, declaring an event of default and foreclosing on the MSG Networks business. In such event, the Company believes the lenders would have no further remedies or recourse against the Company, Sphere Entertainment Group, or any of the subsidiaries of Sphere Entertainment Group pursuant to the terms of the MSG Networks Credit Facilities. MSG Networks may also decide to seek bankruptcy protection prior to the lenders exercising their rights. If lenders exercise remedies or foreclose on the MSG Networks business, or if MSG Networks decides to seek bankruptcy protection, Sphere Entertainment Co. may no longer be entitled to any value in, or results of operations from, the MSG Networks business.
Our Variable Rate Indebtedness Subjects Us to Interest Rate Risk, Which Has Caused, and May Continue to Cause, Our Debt Service Obligations to Increase Significantly.
Borrowings under our facilities are at variable rates of interest and expose us to interest rate risk. Interest rates have increased significantly (including in connection with rising inflation), and, as a result, our debt service obligations on our variable rate indebtedness have increased significantly even though the amount borrowed remains the same, and our net income and cash flows, including cash available for servicing our indebtedness, have correspondingly decreased. Further increases in interest rates will cause additional increases in our debt service obligations. In the future, we may enter into interest rate swaps that involve the exchange of floating for fixed rate interest payments in order to reduce interest rate volatility. However, we may not maintain interest rate swaps with respect to all of our variable rate indebtedness, and any swaps we enter into may not fully mitigate our interest rate risk.
We May Not Have the Ability to Raise the Funds Necessary to Settle Conversions of the 3.50% Convertible Senior Notes or to Repurchase the 3.50% Convertible Senior Notes Upon a Fundamental Change.
Holders of the 3.50% Convertible Senior Notes will have the right to require us to repurchase their notes upon the occurrence of a fundamental change (as defined in the Indenture) at a purchase price equal to 100% of the principal amount of the notes to be repurchased, plus accrued and unpaid interest, if any, to, but not including, the fundamental change repurchase date (as defined in the Indenture). In addition, we will be required to make cash payments in respect of the 3.50% Convertible Senior Notes being converted. However, we may not have enough available cash or be able to obtain financing at the time we are required to make purchases of notes surrendered therefor or notes being converted. In addition, our ability to repurchase the notes or to pay cash upon conversion of the notes is limited by the agreements governing our existing indebtedness (including the Credit Facilities) and may also be limited by law, by regulatory authority or by agreements that will govern our future indebtedness. Our failure to repurchase 3.50% Convertible Senior Notes at a time when the repurchase is required by the Indenture or to pay cash payable on future conversions of the 3.50% Convertible Senior Notes as required by the Indenture would constitute a default under the Indenture. A default under the Indenture or the fundamental change itself could also lead to a default under agreements governing our existing or future indebtedness (including the Credit Facilities). If the repayment of the related indebtedness were to be accelerated after any applicable notice or grace periods, we may not have sufficient funds to repay the indebtedness and repurchase the 3.50% Convertible Senior Notes or make cash payments upon conversion thereof.
The Conditional Conversion Feature of the 3.50% Convertible Senior Notes, If Triggered, May Adversely Affect Our Financial Condition and Operating Results.
In the event the conditional conversion feature of the 3.50% Convertible Senior Notes is triggered, holders of 3.50% Convertible Senior Notes will be entitled to convert the 3.50% Convertible Senior Notes at any time during specified periods at their option. If one or more holders elect to convert their 3.50% Convertible Senior Notes, unless we elect to satisfy our conversion obligation by delivering solely shares of our Class A Common Stock (other than paying cash in lieu of delivering any fractional share), we would be required to settle a portion or all of our conversion obligation through the payment of cash, which could adversely affect our liquidity. In addition, even if holders do not elect to convert their 3.50% Convertible Senior Notes, we could be required under applicable accounting rules to reclassify all or a portion of the outstanding principal of the 3.50% Convertible Senior Notes as a current rather than long-term liability, which would result in a material reduction of our net working capital.
The Fundamental Change Repurchase Feature of the 3.50% Convertible Senior Notes May Delay or Prevent an Otherwise Beneficial Attempt to Effect a Change of Control of Our Company.
The terms of the 3.50% Convertible Senior Notes require us to repurchase the 3.50% Convertible Senior Notes in the event of a fundamental change. A change of control of our company would trigger an option of the holders of the 3.50% Convertible Senior Notes, as applicable, to require us to repurchase the 3.50% Convertible Senior Notes. This may have the effect of delaying or preventing a change of control of our company that would otherwise be beneficial to our stockholders.
The Capped Call Transactions May Affect the Value of the Notes and Our Class A Common Stock.
In connection with the pricing of the 3.50% Convertible Senior Notes, we entered into privately negotiated capped call transactions with hedge counterparties. The capped call transactions cover, subject to customary anti-dilution adjustments substantially similar to those applicable to the 3.50% Convertible Senior Notes, the same number of shares of Class A Common Stock that will initially underlie the notes. The capped call transactions are expected generally to reduce potential dilution to our Class A Common Stock and/or offset potential cash payments we are required to make in excess of the principal amount of converted notes, in each case, upon any conversion of notes, with such reduction and/or offset subject to a cap. If the market price per share of our Class A Common Stock, as measured under the terms of the capped call transactions, exceeds the cap price of the capped call transactions, there would nevertheless be dilution and/or there would not be an offset of such potential cash payments, in each case, to the extent that such market price exceeds the cap price of the capped call transactions. In addition, to the extent any observation period for any converted notes does not correspond to the period during which the market price of our Class A Common Stock is measured under the terms of the capped call transactions, there could also be dilution and/or a reduced offset of any such cash payments as a result of the different measurement periods.
The hedge counterparties (and/or their respective affiliates) may modify their hedge positions by entering into or unwinding various derivatives with respect to our Class A Common Stock and/or purchasing or selling our Class A Common Stock or other securities of ours in secondary market transactions prior to the maturity of the 3.50% Convertible Senior Notes (and are likely to do so, to the extent we exercise the relevant election under the capped call transactions, following any repurchase, redemption or conversion of the notes (whether upon a fundamental change or otherwise)). The effect, if any, of these activities on the market price of our Class A Common Stock or the 3.50% Convertible Senior Notes will depend in part on market conditions and cannot be ascertained at this time, but any of these activities could cause or prevent an increase or a decline in the market price of our Class A Common Stock or the 3.50% Convertible Senior Notes, which could affect the ability of holders to convert the notes and, to the extent the activity occurs following conversion or during any observation period related to a conversion of notes, it could affect the amount of cash and/or the number and value of shares of our Class A Common Stock holders receive upon conversion of the 3.50% Convertible Senior Notes.
We Are Subject to Counterparty Risk With Respect to the Capped Call Transactions, and the Capped Call Transactions May Not Operate as Planned.
The Company used approximately $14.3 million of the net proceeds from the offering of the 3.50% Convertible Senior Notes to fund the cost of entering into capped call transactions with certain of the initial purchasers of the 3.50% Convertible Senior Notes or their respective affiliates and other financial institutions, pursuant to capped call confirmations. The hedge counterparties are financial institutions, and we will be subject to the risk that any or all of them might default under the capped call transactions. Our exposure to the credit risk of the hedge counterparties will not be secured by any collateral. Past global economic conditions have resulted in the actual or perceived failure or financial difficulties of many financial institutions. If a hedge counterparty becomes subject to insolvency proceedings, we will become an unsecured creditor in those proceedings with a claim equal to our exposure at that time under the capped call transactions with such hedge counterparty. Our exposure will depend on many factors but, generally, an increase in our exposure will be correlated to with an increase in the market price and the volatility of our Class A Common Stock. In addition, upon a default by a hedge counterparty, we may suffer more dilution than we currently anticipate with respect to our Class A Common Stock. We can provide no assurances as to the financial stability or viability of the hedge counterparties.
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
We Are Required to Assess Our Internal Control Over Financial Reporting on an Annual Basis and Our Management Identified a Material Weakness During Fiscal Year 2022, Which Has Now Been Remediated. If We Identify Other Material Weaknesses or Adverse Findings in the Future, Our Ability to Report Our Financial Condition or Results of Operations Accurately or Timely May Be Adversely Affected, Which May Result in a Loss of Investor Confidence in Our Financial Reports, Significant Expenses to Remediate Any Internal Control Deficiencies, and Ultimately Have an Adverse Effect on the Market Price of Our Class A Common Stock and the Value of the 3.50% Convertible Senior Notes.
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
Sphere business. The success of our Sphere business is largely dependent on the success of The Sphere Experience, which features first-of-its-kind immersive productions that can run multiple times per day, year-round and are designed to utilize the full breadth of the venue’s next-generation technologies. The Sphere Experience employs novel and transformative technologies for which there is no established basis of comparison, and there is an inherent risk that we may be unable to achieve the level of success we are expecting, which could have a material negative impact on our business and results of operations. Additionally, our Sphere business is also dependent on our ability to attract advertisers and marketing partners and we compete with other venues and companies for signage and digital advertising dollars. The degree and extent of competition for advertising dollars will depend on our pricing, reach and audience demographics, among others. Should the popularity of The Sphere Experience or our advertising assets not meet our expectations, our revenues from ticket sales, concession and merchandise sales and advertising would be adversely affected, and we might not be able to replace the lost revenue with revenues from other sources. As a result of any of the foregoing, we may not be able to generate sufficient revenues to cover our costs, which could adversely impact our business and results of operations and the price of our Class A Common Stock and the value of the 3.50% Convertible Senior Notes.
In addition, we expect our Sphere business will be highly sensitive to customer tastes and will depend on our ability to attract concert residencies, marquee sporting events, corporate and other events to our venue, competition for which is intense, and in turn, the ability of performers to attract strong attendance. For example, Sphere will compete with other entertainment options in the Las Vegas area, which is a popular entertainment destination.
While the Company believes that these next-generation venues will enable new experiences and innovative opportunities to engage with audiences, there can be no assurance that guests, artists, promoters, advertisers and marketing partners will continue to embrace this new platform. We contract with promoters and others to provide performers and events at Sphere and Sphere grounds. There may be a limited number of popular artists, groups or events that are willing to take advantage of the immersive experiences and next generation technologies (which cannot be re-used in other venues) or that can attract audiences to Sphere, and our business would suffer to the extent that we are unable to attract such artists, groups and events willing to perform at our venue.
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
In June 2023, we launched a DTC streaming product, which provides consumers an alternative to accessing our programming through our Distributors, but there can be no assurance that we will successfully execute our strategy for such offering. Our DTC offering represents a new consumer offering for which we have limited prior experience and we may not be able to successfully predict the demand for such DTC product or the impact such DTC product may have on our traditional distribution business, including with respect to renewals of our affiliation agreements with Distributors. In addition, the success of our DTC product will depend on a number of factors, including competition from other DTC products, such as offerings from other regional sports networks.
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
The Company’s operations and operating results were materially impacted by the COVID-19 pandemic (including COVID-19 variants) and actions taken in response by governmental authorities and certain professional sports leagues during the fiscal year ended June 30, 2021 (“Fiscal Year 2021”).
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
Sphere business. In April 2020, the Company announced that it was suspending construction of Sphere in Las Vegas due to COVID-19 related factors that were outside of its control, including supply chain issues. This is a complex construction project with cutting-edge technology that relied on subcontractors obtaining components from a variety of sources around the world. As the ongoing effects of the pandemic continued to impact its business operations, in August 2020, the Company disclosed that it had resumed full construction with a lengthened timetable in order to better preserve cash through the COVID-19 pandemic. The Company opened the venue in September 2023. Although Sphere was not open during the pandemic, if it had been, its operations would have been suspended for a period of time and, similar to other venues, its operations would have been subject to safety protocols and social distancing upon reopening.

It is unclear to what extent pandemic concerns, including with respect to COVID-19 or other future pandemics, could result in professional sports leagues suspending, cancelling or otherwise reducing the number of games scheduled in the regular reason or playoffs, which could have a material impact on the distribution and/or advertising revenues of our MSG Networks segment, or could result in new government-mandated capacity or other restrictions or vaccination/mask requirements or impact the use of and/or demand for Sphere in Las Vegas, impact demand for our sponsorship and advertising assets, deter our employees and vendors from working at Sphere in Las Vegas (which may lead to difficulties in staffing), deter artists from touring or otherwise materially impact our operations. See “—Operational and Economic Risks—We Are Subject to Extensive Governmental Regulation and Changes in These Regulations and Our Failure to Comply with Them May Have a Material Negative Effect on Our Business and Results of Operations.”
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
Consumer and corporate spending has in the past declined and may in the future decline at any time for reasons beyond our control. The risks associated with our businesses generally become more acute in periods of a slowing economy or recession, which may be accompanied by reductions in corporate sponsorship and advertising and decreases in attendance at events at our venue, among other things. In addition, inflation, which has significantly risen, has increased and may continue to increase operational costs, including labor costs, and continued increases in interest rates in response to concerns about inflation may have the effect of further increasing economic uncertainty and heightening these risks. As a result, instability and weakness of the U.S. and global economies, including due to the effects caused by disruptions to financial markets, inflation, recession, high unemployment, geopolitical events, including any prolonged effects caused by the COVID-19 pandemic or another future pandemic, and the negative effects on consumers’ and businesses’ discretionary spending, have in the past materially negatively affected, and may in the future materially negatively affect, our business and results of operations. A prolonged period of reduced consumer or corporate spending, including with respect to advertising, such as during the COVID-19 pandemic, could have an adverse effect on our business and our results of operations. See “—Operational and Economic Risks—Our Operations and Operating Results Were Materially Impacted by the COVID-19 Pandemic and Actions Taken in Response by Governmental Authorities and Certain Professional Sports Leagues, and a Resurgence of the COVID-19 Pandemic or Another Pandemic or Public Health Emergency Could Adversely Affect Our Business and Results of Operations.”
The Geographic Concentration of Our Businesses Could Subject Us to Greater Risk Than Our Competitors and Have a Material Negative Effect on Our Business and Results of Operations.
The Sphere business currently operates only in Las Vegas with one venue and, as a result, is subject to significantly greater degrees of risk than competitors with more operating properties or that operate in more markets. MSG Networks’ programming networks are widely distributed throughout New York State and certain nearby areas. Therefore, the Company is particularly vulnerable to adverse events (including acts of terrorism, natural disasters, epidemics, pandemics, weather conditions, labor market disruptions and government actions) and economic conditions in Las Vegas and New York State, and surrounding areas.
Our Business Could Be Adversely Affected by Terrorist Activity or the Threat of Terrorist Activity, Weather and Other Conditions That Discourage Congregation at Prominent Places of Public Assembly.
The success of our businesses is dependent upon the willingness and ability of patrons to attend events at our venue. The venue we operate, like all prominent places of public assembly, could be the target of terrorist activities, including acts of domestic terrorism, or other actions that discourage attendance. Any such activity or threatened activity at or near one of our venue or other similar venues, including those located elsewhere, could result in reduced attendance at our venue and a material negative effect on our business and results of operations. If our venue was unable to operate for an extended period of time, our business and operations would be materially adversely affected. Similarly, a major epidemic or pandemic, such as the COVID-19 pandemic, or the threat or perceived threat of such an event, could adversely affect attendance at our events and venues by discouraging public assembly at our events and venue. Moreover, the costs of protecting against such incidents, including the costs of implementing additional protective measures for the health and safety of our guests, could reduce the profitability of our operations. See “—Operational and Economic Risks—Our Operations and Operating Results Were Materially Impacted by the COVID-19 Pandemic and Actions Taken in Response by Governmental Authorities and Certain Professional Sports Leagues, and a Resurgence of the COVID-19 Pandemic or Another Pandemic or Public Health Emergency Could Adversely Affect Our Business and Results of Operations.”
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
From time to time, we may explore opportunities to purchase or invest in other businesses, venues or assets that we believe will complement, enhance or expand our current business or that might otherwise offer us growth opportunities, including opportunities that may differ from the Company’s current businesses. Any transactions that we are able to identify and complete may involve risks, including the commitment of significant capital, the incurrence of indebtedness, the payment of advances, the diversion of management’s attention and resources from our existing business to develop and integrate the acquired or combined business, the inability to successfully integrate such business or assets into our operations, litigation or other claims in connection with acquisitions or against companies we invest in or acquire, our lack of control over certain companies, including joint ventures and other minority investments, the risk of not achieving the intended results and the exposure to losses if the underlying transactions or ventures are not successful. At times, we have had significant investments in businesses that we account for under the equity method of accounting, and we may again in the future. Certain of these investments have generated operating losses in the past and certain have required additional investments from us in the form of equity or loans. For example, we currently have equity method investments in SACO Technologies Inc. and Holoplot. There can be no assurance that these investments will become profitable individually or in the aggregate or that they will not require material additional funding from us in the future.
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

•Public Health and Safety. As a result of government mandated assembly limitations and closures implemented in response to the COVID-19 pandemic, MSG Networks aired substantially fewer games in Fiscal Year 2021. There can be no assurance that some or all of these restrictions will not be imposed again in the future due to future outbreaks of COVID-19 (including variants) or another pandemic or public health emergency. We are unable to predict what the long-term effects of these events, including renewed government regulations or requirements, will be. For example, future governmental regulations adopted in response to a pandemic may impact the revenue we derive and/or the expenses we incur from the events that we choose to host, such that events that were historically profitable would instead result in losses. See “—Operational and Economic Risks—Our Operations and Operating Results Were Materially Impacted by the COVID-19 Pandemic and Actions Taken in Response by Governmental Authorities and Certain Professional Sports Leagues, and a Resurgence of the COVID-19 Pandemic or Another Pandemic or Public Health Emergency Could Adversely Affect Our Business and Results of Operations.”
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
The data protection landscape is rapidly evolving in the United States. As our operations and business grow, we may become subject to or affected by new or additional data protection laws and regulations and face increased scrutiny or attention from regulatory authorities. For example, California has passed a comprehensive data privacy law, the California Consumer Privacy Act of 2018 (the “CCPA”), and a number of other states, including New Jersey, Virginia, Colorado, Utah and Connecticut, have also passed similar laws, and various additional states may do so in the near future. Additionally, the California Privacy Rights Act (the “CPRA”), imposes additional data protection obligations on covered businesses, including additional consumer rights procedures and obligations, limitations on data uses, new audit requirements for higher risk data, and constraints on certain uses of sensitive data. The majority of the CPRA provisions went into effect on January 1, 2023, and additional compliance investment and potential business process changes may be required. Further, there are several legislative proposals in the United States, at both the federal and state level, that could impose new privacy and security obligations. We cannot yet determine the impact that these future laws and regulations may have on our business.
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
Our business is dependent upon the efforts of unionized workers. As of December 31, 2023, approximately 15% of our employees were represented by unions. Approximately 5% of such union employees were subject to collective bargaining agreements (“CBAs”) that had expired as of December 31, 2023 and approximately 44% were subject to CBAs that will expire by December 31, 2024 if they are not extended prior thereto. Any labor disputes, such as strikes or lockouts, with the unions with which we have CBAs could have a material negative effect on our business and results of operations (including our ability to produce or present immersive productions, concerts, programming, theatrical productions, sporting events and other events). For example, members of the Writers Guild of America and SAG-AFTRA commenced work stoppages in May and July, 2023, respectively, which lasted several months. If these or other work stoppages by unions involved in the production of original immersive productions occur and we are unable to secure waivers from the guild or union concerned, it could adversely affect our business.
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
The Unavailability of Systems Upon Which We Rely May Have a Material Negative Effect on Our Business and Results of Operations.
We rely upon various internal and third-party software or systems in the operation of our business, including, with respect to ticket sales, credit card processing, email marketing, point of sale transactions, database, inventory, human resource management and financial systems, and other systems used to present Sphere events and immersive productions, advertising or signage, such as audio and video. From time to time, certain of these arrangements may not be covered by long-term agreements. System interruption and the lack of integration and redundancy in the information and other systems and infrastructure, both of our own websites and other computer systems and of affiliate and third-party software, computer networks, and other substructure and communications systems service providers on which we rely may adversely affect our ability to operate websites, applications, process and fulfill transactions, respond to customer inquiries, present events, and generally maintain cost-efficient operations. Such interruptions could occur by virtue of natural disaster, malicious actions, such as hacking or acts of terrorism or war, human error, or other factors affecting such third parties. The failure or unavailability of these internal or third-party services or systems, depending upon its severity and duration, could have a material negative effect on our business and results of operations. See also “—Risks Related to Governance and Our Controlled Ownership—We Rely on Affiliated Entities’ Performance Under Various Agreements” for a discussion of services MSG Entertainment performs on our behalf.

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
From time to time, the Company and its subsidiaries are involved in various legal proceedings, including proceedings or lawsuits brought by governmental agencies, stockholders, customers, employees, private parties and other stakeholders. The outcome of litigation is inherently unpredictable and, regardless of the merits of the claims, litigation may be expensive, time-consuming, disruptive to our operations, harmful to our reputation and distracting to management. As a result, we may incur liability from litigation (including in connection with settling such litigation) which could be material and for which we may not have available or adequate insurance coverage, or be subject to other forms of non-monetary relief which may adversely affect the Company. By its nature, the outcome of litigation is difficult to assess and quantify, and its continuing defense is costly. The liabilities and any defense costs we incur in connection with any such litigation could have an adverse effect on our business and results of operations.
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
Through our operations, we collect and store, including by electronic means, certain personal, proprietary and other sensitive information, including payment card information, that is provided to us through purchases, registration on our websites, mobile applications, or otherwise in communication or interaction with us. These activities require the use of online services and centralized data storage, including through third-party service providers. Data maintained in electronic form is subject to the risk of security incidents, including breach, compromise, intrusion, tampering, theft, destruction, misappropriation or other malicious activity. Our ability to safeguard such personal and other sensitive information, including information regarding the Company and our customers, sponsors, partners, Distributors, advertisers and employees, independent contractors and vendors, is important to our business. We take these matters seriously and take significant steps to protect our stored information, including the implementation of systems and processes to thwart malicious activity. These protections are costly and require ongoing monitoring and updating as technologies change and efforts to overcome security measures become more sophisticated. See “—Economic and Operational Risks—We Are Subject to Extensive Governmental Regulation and Changes in These Regulations and Our Failure to Comply with Them May Have a Material Negative Effect on Our Business and Results of Operations.”
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
We have entered into various agreements with MSG Entertainment related to the MSGE Distribution, and with MSG Sports with respect to the distribution of all outstanding common stock of the Company to MSG Sports’ stockholders in April 2020 (the “2020 Entertainment Distribution”), and MSG Networks has various agreements with MSG Sports in connection with the spinoff of MSG Sports from MSG Networks in September 2015 (the “2015 Sports Distribution”), including, among others, a distribution agreement, a tax disaffiliation agreement, a services agreement, an employee matters agreement and certain other arrangements (including other support services). These agreements include the allocation of employee benefits, taxes and certain other liabilities and obligations attributable to periods prior to, at and after the applicable distribution. In connection with the 2015 Sports Distribution, the 2020 Entertainment Distribution and the MSGE Distribution, we provided MSG Sports and MSG Entertainment, respectively, with indemnities with respect to liabilities arising out of our business, and MSG Sports and MSG Entertainment, respectively, provided us with indemnities with respect to liabilities arising out of the business retained by them. MSG Networks’ media rights agreements with MSG Sports provide us with the exclusive live local media rights to Knicks and Rangers games. Rights fees under these media rights agreements amounted to approximately $172.6 million for Fiscal Year 2023. The stated contractual rights fees under such rights agreements increase annually and are subject to adjustments in certain circumstances, including if MSG Sports does not make available a minimum number of exclusive live games in any year.
Each of the Company, MSG Sports and MSG Entertainment rely on the others to perform their respective obligations under these agreements. If MSG Sports or MSG Entertainment were to breach or become unable to satisfy its respective material obligations under these agreements, including a failure to satisfy its indemnification or other financial obligations, or these agreements otherwise terminate or expire and we do not enter into replacement agreements, we could suffer operational difficulties and/or significant losses.
The MSGE Distribution Could Result in Significant Tax Liability.
We received an opinion from Sullivan & Cromwell LLP substantially to the effect that, among other things, the MSGE Distribution should qualify as a tax-free distribution under the Internal Revenue Code (the “Code”). The opinion is not binding on the Internal Revenue Service (the “IRS”) or the courts. Certain transactions related to the MSGE Distribution that are not addressed by the opinion could result in the recognition of income or gain by us. The opinion relied on factual representations and reasonable assumptions, which, if incorrect or inaccurate, may jeopardize the ability to rely on such opinion.
If the MSGE Distribution does not qualify for tax-free treatment for U.S. federal income tax purposes, then, in general, we would recognize taxable gain in an amount equal to the excess of the fair market value of MSG Entertainment common stock distributed in the MSGE Distribution over our tax basis therein (i.e., as if we had sold such MSG Entertainment common stock in a taxable sale for its fair market value). In addition, the receipt by our stockholders of common stock of MSG Entertainment would be a taxable distribution, and each U.S. holder that received MSG Entertainment common stock in the MSGE Distribution would be treated as if the U.S. holder had received a distribution equal to the fair market value of MSG Entertainment common stock that was distributed to it, which generally would be treated first as a taxable dividend to the extent of such holder’s pro rata share of our earnings and profits, then as a non-taxable return of capital to the extent of the holder’s tax basis in our common stock, and thereafter as capital gain with respect to any remaining value. It is expected that the amount of any such taxes to us and our stockholders would be substantial. See “—We May Have a Significant Indemnity Obligation to MSG Entertainment if the MSGE Distribution Is Treated as a Taxable Transaction.”

We May Have a Significant Indemnity Obligation to MSG Entertainment if the MSGE Distribution Is Treated as a Taxable Transaction.
We have entered into a Tax Disaffiliation Agreement with MSG Entertainment (the “Entertainment Tax Disaffiliation Agreement”), which sets out each party’s rights and obligations with respect to federal, state, local or foreign taxes for periods before and after the MSGE Distribution and related matters such as the filing of tax returns and the conduct of IRS and other audits. Pursuant to the Entertainment Tax Disaffiliation Agreement, we are required to indemnify MSG Entertainment for losses and taxes of MSG Entertainment resulting from the breach of certain covenants and for certain taxable gain in connection with the MSGE Distribution, including as a result of certain acquisitions of our stock or assets. If we are required to indemnify MSG Entertainment under the circumstances set forth in the Entertainment Tax Disaffiliation Agreement, we may be subject to substantial liabilities, which could materially adversely affect our financial position.
The 2020 Entertainment Distribution Could Result in Significant Tax Liability.
MSG Sports received an opinion from Sullivan & Cromwell LLP substantially to the effect that, among other things, the 2020 Entertainment Distribution qualified as a tax-free distribution under the Code. The opinion is not binding on the IRS or the courts. Certain transactions related to the 2020 Entertainment Distribution that are not addressed by the opinion could result in the recognition of income or gain by MSG Sports. The opinion relied on factual representations and reasonable assumptions, which, if incorrect or inaccurate, may jeopardize the ability to rely on such opinion.
If the 2020 Entertainment Distribution does not qualify for tax-free treatment for U.S. federal income tax purposes, then, in general, MSG Sports would recognize taxable gain in an amount equal to the excess of the fair market value of our common stock distributed in the 2020 Entertainment Distribution over MSG Sports’ tax basis therein (i.e., as if it had sold such common stock in a taxable sale for its fair market value). In addition, the receipt by MSG Sports’ stockholders of common stock of our Company would be a taxable distribution, and each U.S. holder that received our common stock in the 2020 Entertainment Distribution would be treated as if the U.S. holder had received a distribution equal to the fair market value of our common stock that was distributed to it, which generally would be treated first as a taxable dividend to the extent of such holder’s pro rata share of MSG Sports’ earnings and profits, then as a non-taxable return of capital to the extent of the holder’s tax basis in its MSG Sports’ common stock, and thereafter as capital gain with respect to any remaining value. It is expected that the amount of any such taxes to MSG Sports stockholders and MSG Sports would be substantial. See “—We May Have a Significant Indemnity Obligation to MSG Sports if the 2020 Entertainment Distribution Is Treated as a Taxable Transaction.”
We May Have a Significant Indemnity Obligation to MSG Sports if the 2020 Entertainment Distribution Is Treated as a Taxable Transaction.
We have entered into a Tax Disaffiliation Agreement with MSG Sports (the “Sports Tax Disaffiliation Agreement”), which sets out each party’s rights and obligations with respect to federal, state, local or foreign taxes for periods before and after the 2020 Entertainment Distribution and related matters such as the filing of tax returns and the conduct of IRS and other audits. Pursuant to the Sports Tax Disaffiliation Agreement, we are required to indemnify MSG Sports for losses and taxes of MSG Sports resulting from the breach of certain covenants and for certain taxable gain recognized by MSG Sports, including as a result of certain acquisitions of our stock or assets. If we are required to indemnify MSG Sports under the circumstances set forth in the Sports Tax Disaffiliation Agreement, we may be subject to substantial liabilities, which could materially adversely affect our financial position.
Certain Adverse U.S. Federal Income Tax Consequences Might Apply to Non-U.S. Holders That Hold Our 3.50% Convertible Senior Notes, Class A Common Stock and Class B Common Stock If We Are Treated as a USRPHC.
We have not made a determination as to whether we are deemed to be a “U.S. real property holding corporation” (a “USRPHC”), as defined in section 897(c)(2) of the Code. In general, we would be considered a USRPHC if, on any applicable determination date, the fair market value of our “United States real property interests” equals or exceeds 50% of the aggregate fair market value of our worldwide real property interests and our other assets used or held for use in a trade or business (all as determined for U.S. federal income tax purposes). However, because the determination of whether we are a USRPHC turns on the relative fair market value of our United States real property interests and our other assets, and because the USRPHC rules are complex and the determination of whether we are a USRPHC depends on facts and circumstances that may be beyond our control, we can give no assurance as to our USRPHC status. If we are treated as a USRPHC, certain adverse U.S. federal income tax consequences might apply to non-U.S. holders that hold our 3.50% Convertible Senior Notes, Class A Common Stock and Class B common stock.

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
As of December 31, 2023, certain members of the Dolan family, including certain trusts for the benefit of members of the Dolan family (collectively, the “Dolan Family Group”), collectively owned 100% of our Class B common stock, approximately 5.6% of our outstanding Class A Common Stock (inclusive of options exercisable within 60 days of September 30, 2023) and approximately 72.1% of the total voting power of all our outstanding common stock in matters other than the election of directors. The members of the Dolan Family Group holding Class B common stock are parties to a Stockholders Agreement, which has the effect of causing the voting power of the holders of our Class B common stock to be cast as a block with respect to all matters to be voted on by holders of our Class B common stock. Under the Stockholders Agreement, the shares of Class B common stock owned by members of the Dolan Family Group (representing all the outstanding Class B common stock) are to be voted on all matters in accordance with the determination of the Dolan Family Committee (as defined below), except that the decisions of the Dolan Family Committee are non-binding with respect to the Class B common stock owned by certain Dolan family trusts that collectively own approximately 40.5% of the outstanding Class B common stock (“Excluded Trusts”). The “Dolan Family Committee” consists of Charles F. Dolan and his six children, James L. Dolan, Thomas C. Dolan, Patrick F. Dolan, Kathleen M. Dolan, Marianne Dolan Weber and Deborah A. Dolan-Sweeney. The Dolan Family Committee generally acts by majority vote, except that approval of a going-private transaction must be approved by a two-thirds vote and approval of a change-in-control transaction must be approved by not less than all but one vote. The voting members of the Dolan Family Committee are James L. Dolan, Thomas C. Dolan, Kathleen M. Dolan, Deborah A. Dolan-Sweeney and Marianne Dolan Weber, with each member having one vote other than James L. Dolan, who has two votes. Because James L. Dolan has two votes, he has the ability to block Dolan Family Committee approval of any Company change in control transaction. Shares of Class B common stock owned by Excluded Trusts will on all matters be voted on in accordance with the determination of the Excluded Trusts holding a majority of the Class B common stock held by all Excluded Trusts, except in the case of a vote on a going-private transaction or a change in control transaction, in which case a vote of the trusts holding two-thirds of the Class B common stock owned by Excluded Trusts is required.
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
In addition, the affirmative vote or consent of the holders of at least 66 2/3% of the outstanding shares of the Class B common stock, voting separately as a class, is required to approve:
•the authorization or issuance of any additional shares of Class B Common Stock; and
•any amendment, alteration or repeal of any of the provisions of our certificate of incorporation that adversely affects the powers, preferences or rights of the Class B Common Stock.
As a result, the Dolan Family Group has the power to prevent such issuance or amendment.
The Dolan Family Group also controls MSG Sports, MSG Entertainment and AMC Networks and, prior to the Networks Merger, the Dolan Family Group also controlled MSG Networks.
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
Our Executive Chairman and Chief Executive Officer, James L. Dolan, also serves as the Executive Chairman and Chief Executive Officer of MSG Entertainment, the Executive Chairman of MSG Sports and as Non-Executive Chairman of AMC Networks. Furthermore, ten members of our board of directors (including James L. Dolan) also serve as directors of MSG Sports, nine members of our board of directors (including James L. Dolan) also serve as directors of MSG Entertainment, and seven members of our board of directors (including James L. Dolan) serve as directors of AMC Networks and Charles F. Dolan serves as Chairman Emeritus of AMC Networks concurrently with his service on our Board. Our Executive Vice President, David Granville-Smith also serves as Executive Vice President of MSG Sports and AMC Networks. Our Vice Chairman, Gregg G. Seibert, also serves as the Vice Chairman of MSG Sports, MSG Entertainment and AMC Networks, and our Secretary, Mark C. Cresitello, also serves as Senior Vice President, Associate General Counsel and Secretary of MSG Sports and Secretary of MSG Entertainment. As a result, these individuals do not devote their full time and attention to the Company’s affairs. The overlapping directors, officers and employees may have actual or apparent conflicts of interest with respect to matters involving or affecting each company. For example, the potential for a conflict of interest when we on the one hand, and MSG Sports, MSG Entertainment and/or AMC Networks and their respective subsidiaries and successors on the other hand, look at certain acquisitions and other corporate opportunities that may be suitable for more than one of the companies. Also, conflicts may arise if there are issues or disputes under the commercial arrangements that exist between MSG Sports, MSG Entertainment or AMC Networks (each referred to as an “Other Entity”) and us. In addition, certain of our directors, officers and employees hold MSG Sports, MSG Entertainment and/or AMC Networks stock, stock options and/or restricted stock units. These ownership interests could create actual, apparent or potential conflicts of interest when these individuals are faced with decisions that could have different implications for our Company and an Other Entity. For a discussion of certain procedures we have implemented to help ameliorate such potential conflicts that may arise, see our Definitive Proxy Statement filed with the SEC on October 25, 2023.
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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
As of December 31, 2023, the Company had the ability to repurchase up to $350 million of the Company’s Class A Common Stock under the Class A Common Stock share repurchase program initially authorized by the Company’s Board of Directors on March 31, 2020 and reauthorized on March 29, 2023. Under the authorization, shares of Class A Common Stock may be purchased from time to time in open market transactions, in accordance with applicable insider trading and other securities laws and regulations. The timing and amount of purchases will depend on market conditions and other factors. No shares have been repurchased to date.

Item 6. Exhibits

(a)Index to Exhibits

EXHIBIT NO.	DESCRIPTION
4.1
Indenture, dated as of December 8, 2023, by and between Sphere Entertainment Co. and U.S. Bank Trust Company, National Association, as trustee (incorporated by reference to Exhibit 4.1 to the Company’s Current Report on Form 8-K filed on December 8, 2023).

4.2
Form of Global Note, representing Sphere Entertainment Co.’s 3.50% Convertible Senior Notes due 2028, included as Exhibit A to the Indenture filed as Exhibit 4.1 (incorporated by reference to Exhibit 4.2 to the Company’s Current Report on Form 8-K filed on December 8, 2023).

10.1	Form of Confirmation for Capped Call Confirmations (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on December 8, 2023).
10.2
Employment Agreement, dated as of December 8, 2023, between Sphere Entertainment Co. and David F. Byrnes (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on December 8, 2023).†

10.3	Employment Agreement, dated as of December 18, 2023, between Sphere Entertainment Co. and Laura Franco.†
10.4	Employment Agreement, dated as of January 5, 2024, between Sphere Entertainment Co. and Jennifer Koester.†
10.5	First Amendment to Pledge and Security Agreement dated as of December 22, 2022, by and between MSG Las Vegas, LLC and JPMorgan Chase Bank, N.A., dated as of January 25, 2024.
31.1	Certification by the Principal Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	Certification by the Principal Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1*	Certification by the Principal Executive Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2*	Certification by the Principal Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101
The following materials from Sphere Entertainment Co. (formerly Madison Square Garden Entertainment Corp.) Quarterly Report on Form 10-Q for the quarter ended December 31, 2023, formatted in Inline Extensible Business Reporting Language (iXBRL): (i) condensed consolidated balance sheets, (ii) condensed consolidated statements of operations, (iii) condensed consolidated statements of comprehensive loss, (iv) condensed consolidated statements of cash flows, (v) condensed consolidated statements of equity and redeemable noncontrolling interests, and (vi) notes to condensed consolidated financial statements.

104	The cover page from the Company’s Quarterly Report on Form 10-Q for the quarter ended December 31, 2023 formatted in Inline XBRL and contained in Exhibit 101.
_________________
†    This exhibit is a management contract or a compensatory plan or arrangement.
* Furnished herewith. These exhibits shall not be deemed “filed” for purposes of Section 18 of the Securities Exchange Act of 1934, or otherwise subject to the liability of that Section. Such exhibits shall not be deemed incorporated into any filing under the Securities Act of 1933 or the Securities Exchange Act of 1934.

SIGNATURE
Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on the 5th day of February 2024.

Sphere Entertainment Co.

By:	/S/ DAVID F. BYRNES
	Name:	David F. Byrnes
	Title:	Executive Vice President, Chief Financial Officer and Treasurer