Form 10-Q
period 2024-03-31
Sphere Entertainment Co.
filed 2024-05-10
CIK 1795250

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
____________________
FORM 10-Q
________________________
(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2024
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). ☐ Yes ☑ No
Number of shares of common stock outstanding as of April 30, 2024:

Class A Common Stock par value $0.01 per share	—	28,461,121
Class B Common Stock par value $0.01 per share	—	6,866,754

SPHERE ENTERTAINMENT CO.
INDEX TO FORM 10-Q

Page
PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

Condensed Consolidated Balance Sheets as of March 31, 2024 and June 30, 2023 (Unaudited)	1

Condensed Consolidated Statements of Operations for the three and nine months ended March 31, 2024 and 2023 (Unaudited)	2

Condensed Consolidated Statements of Comprehensive Loss for the three and nine months ended March 31, 2024 and 2023 (Unaudited)	3

Condensed Consolidated Statements of Cash Flows for the nine months ended March 31, 2024 and 2023 (Unaudited)	4

Condensed Consolidated Statements of Stockholders' Equity and Redeemable Noncontrolling Interests for the three and nine months ended March 31, 2024 and 2023 (Unaudited)	6

Notes to Condensed Consolidated Financial Statements (Unaudited)	8

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations	38

Item 3. Quantitative and Qualitative Disclosures About Market Risk	58

Item 4. Controls and Procedures	58

PART II. OTHER INFORMATION

Item 1. Legal Proceedings	60

Item 1A. Risk Factors	61

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds	85

Item 6. Exhibits	86

PART I – FINANCIAL INFORMATION
Item 1. Financial Statements
SPHERE ENTERTAINMENT CO.
CONDENSED CONSOLIDATED BALANCE SHEETS (UNAUDITED)
(in thousands, except per share data)

	As of
	March 31,	June 30,
	2024	2023
ASSETS
Current Assets:
Cash, cash equivalents, and restricted cash	$693,946	$429,114
Accounts receivable, net	178,702	112,309
Related party receivables, current	13,195	26,405
Prepaid expenses and other current assets	30,216	56,085
Total current assets	916,059	623,913
Non-Current Assets:
Investments	51,849	395,606
Property and equipment, net	3,219,889	3,307,161
Right-of-use lease assets	109,663	84,912
Goodwill	456,807	456,807
Intangible assets, net	15,574	17,910
Other non-current assets	98,971	86,706
Total assets	$4,868,812	$4,973,015
LIABILITIES AND EQUITY
Current Liabilities:
Accounts payable, accrued and other current liabilities	$423,113	$515,731
Related party payables, current	11,263	56,446
Current portion of long-term debt, net	869,776	82,500
Operating lease liabilities, current	17,748	10,127
Deferred revenue	76,712	27,337
Total current liabilities	1,398,612	692,141
Non-Current Liabilities:
Long-term debt, net	522,057	1,118,387
Operating lease liabilities, non-current	130,419	110,259
Deferred tax liabilities, net	254,995	379,552
Other non-current liabilities	119,130	88,811
Total liabilities	2,425,213	2,389,150
Commitments and contingencies (see Note 10)
Equity:
Class A Common Stock (a)	284	278
Class B Common Stock (b)	69	69
Additional paid-in capital	2,392,247	2,376,420
Retained earnings	57,973	212,036
Accumulated other comprehensive loss	(6,974)	(4,938)
Total stockholders’ equity	2,443,599	2,583,865
Total liabilities and equity	$4,868,812	$4,973,015
__________________
(a)    Class A Common Stock, $0.01 par value per share, 120,000 shares authorized; 28,461 and 27,812 shares issued and outstanding as of March 31, 2024 and June 30, 2023, respectively.
(b)    Class B Common Stock, $0.01 par value per share, 30,000 shares authorized; 6,867 shares issued and outstanding as of March 31, 2024 and June 30, 2023.

See accompanying notes to the unaudited condensed consolidated financial statements.

SPHERE ENTERTAINMENT CO.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)
(in thousands, except per share data)

	Three Months Ended		Nine Months Ended
	March 31,		March 31,
	2024	2023	2024	2023
Revenues (a)	$321,330	$162,062	$753,494	$444,732
Direct operating expenses (a)	(154,040)	(93,665)	(398,305)	(259,485)
Selling, general, and administrative expenses (a)	(123,149)	(143,433)	(325,813)	(342,479)
Depreciation and amortization	(79,867)	(8,200)	(174,157)	(21,719)
Impairment and other (losses) gains, net	—	—	(115,738)	3,000
Restructuring charges	(4,667)	(18,670)	(9,345)	(26,745)
Operating loss	(40,393)	(101,906)	(269,864)	(202,696)
Interest income	7,654	3,374	17,958	9,376
Interest expense	(27,119)	—	(52,947)	—
Other (expense) income, net	(3,256)	(4,182)	37,810	(5,952)
Loss from continuing operations before income taxes	(63,114)	(102,714)	(267,043)	(199,272)
Income tax benefit (expense)	15,874	(11,284)	113,627	11,663
Loss from continuing operations	(47,240)	(113,998)	(153,416)	(187,609)
Income (loss) from discontinued operations, net of taxes	—	55,443	(647)	155,568
Net loss	(47,240)	(58,555)	(154,063)	(32,041)
Less: Net loss attributable to nonredeemable noncontrolling interests from discontinued operations	—	(216)	—	(682)
Less: Net (loss) income attributable to redeemable noncontrolling interests from discontinued operations	—	(1,492)	—	2,661
Net loss attributable to Sphere Entertainment Co.’s stockholders	$(47,240)	$(56,847)	$(154,063)	$(34,020)

Basic loss per common share
Continuing operations	$(1.33)	$(3.28)	$(4.36)	$(5.42)
Discontinued operations	—	1.65	(0.02)	4.44
Basic loss per common share attributable to Sphere Entertainment Co.’s stockholders	$(1.33)	$(1.64)	$(4.38)	$(0.98)

Diluted loss per common share
Continuing operations	$(1.33)	$(3.28)	$(4.36)	$(5.42)
Discontinued operations	—	1.65	(0.02)	4.44
Diluted loss per common share attributable to Sphere Entertainment Co.’s stockholders	$(1.33)	$(1.64)	$(4.38)	$(0.98)

Weighted-average number of common shares outstanding:
Basic and diluted	35,418	34,727	35,212	34,604
_________________
(a)    See Note 15. Related Party Transactions, for further information on related party revenues and expenses.
See accompanying notes to the unaudited condensed consolidated financial statements.

SPHERE ENTERTAINMENT CO.
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS (UNAUDITED)
(in thousands)

	Three Months Ended		Nine Months Ended
	March 31,		March 31,
	2024	2023	2024	2023
Net loss	$(47,240)	$(58,555)	$(154,063)	$(32,041)
Other comprehensive (loss) income, before income taxes:
Amortization of net actuarial loss (gain) included in net periodic benefit cost	77	464	(61)	1,484
Cumulative translation adjustments	(968)	2,071	(2,688)	794
Other comprehensive (loss) income, before income taxes	(891)	2,535	(2,749)	2,278
Income tax benefit (expense)	231	(411)	713	(362)
Other comprehensive (loss) income, net of income taxes	(660)	2,124	(2,036)	1,916
Comprehensive loss	(47,900)	(56,431)	(156,099)	(30,125)
Less: Net loss attributable to nonredeemable noncontrolling interests from discontinued operations	—	(216)	—	(682)
Less: Net (loss) income attributable to redeemable noncontrolling interests from discontinued operations	—	(1,492)	—	2,661
Comprehensive loss attributable to Sphere Entertainment Co.’s stockholders	$(47,900)	$(54,723)	$(156,099)	$(32,104)

See accompanying notes to the unaudited condensed consolidated financial statements.

SPHERE ENTERTAINMENT CO.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)
(in thousands)

	Nine Months Ended
	March 31,
	2024	2023
OPERATING ACTIVITIES:
Net loss	$(154,063)	$(32,041)
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation and amortization	174,157	89,234
Impairment and other losses (gains), net	115,738	(7,834)
Amortization of debt discount and deferred financing costs	2,216	4,186
Amortization of deferred production content	13,334	—
Deferred income tax benefit	(123,844)	(5,031)
Share-based compensation expense	34,742	56,092
Net unrealized and realized loss (gains) on equity investments with readily determinable fair value and loss in nonconsolidated affiliates	20,805	(1,723)
Other non-cash adjustments	433	390
Change in assets and liabilities:
Accounts receivable, net	(66,108)	(24,081)
Related party receivables and payables, net	(31,973)	9,030
Prepaid expenses and other current and non-current assets	270	(77,020)
Accounts payable, accrued and other current and non-current liabilities	(1,939)	68,650
Deferred revenue	66,656	53,688
Right-of-use lease assets and operating lease liabilities	2,356	4,284
Net cash provided by operating activities	52,780	137,824
INVESTING ACTIVITIES:
Proceeds from sale of MSGE Retained Interest	256,501	—
Capital expenditures, net	(249,939)	(764,513)
Capitalized interest	(25,053)	(88,450)
Investments in nonconsolidated affiliates	(51)	(7,750)
Proceeds from dispositions, net	—	29,104
Proceeds from sale of equity securities	—	4,369
Other investing activities	(1,698)	1,756
Net cash used in investing activities	(20,240)	(825,484)
FINANCING ACTIVITIES:
Proceeds from issuance of 3.50% Convertible Senior Notes due 2028	251,634	—
Borrowings under Delayed Draw Term Loan Facility	65,000	—
Proceeds from exercise of stock options	8,827	—
Principal repayments on long-term debt	(61,875)	(52,250)
Taxes paid in lieu of shares issued for equity-based compensation	(15,238)	(14,980)
Purchase of capped call related to 3.50% Convertible Senior Notes due 2028	(14,309)	—
Payments for financing costs	(1,029)	(5,131)
Proceeds from issuance of term loan	—	275,168
Noncontrolling interest holders’ capital contributions	—	3,000
Distributions to related parties associated with the settlement of certain share-based awards	—	(2,388)
Repayments of revolving credit facility	—	(2,000)
Distributions to noncontrolling interest holders	—	(1,722)
Other financing activities	—	788
Net cash provided by financing activities	233,010	200,485

SPHERE ENTERTAINMENT CO.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)
(in thousands)

	Nine Months Ended
	March 31,
	2024	2023
Effect of exchange rates on cash, cash equivalents, and restricted cash	(718)	(729)
Net increase (decrease) in cash, cash equivalents, and restricted cash	264,832	(487,904)
Cash, cash equivalents, and restricted cash from continuing operations, beginning of period	429,114	760,312
Cash, cash equivalents, and restricted cash from discontinued operations, beginning of period	—	85,698
Cash, cash equivalents, and restricted cash at beginning of period	429,114	846,010
Cash, cash equivalents and restricted cash from continuing operations, end of period	693,946	204,264
Cash, cash equivalents and restricted cash from discontinued operations, end of period	—	153,842
Cash, cash equivalents, and restricted cash at end of period	$693,946	$358,106
NON-CASH INVESTING AND FINANCING ACTIVITIES:
Capital expenditures incurred but not yet paid	$55,806	$104,004
Non-cash repayment of the Delayed Draw Term Loan Facility	$65,512	$—
Share-based compensation capitalized in property and equipment	$1,811	$2,887
Investments and loans to nonconsolidated affiliates	$—	$12,859

See accompanying notes to the unaudited condensed consolidated financial statements.

SPHERE ENTERTAINMENT CO.
CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
AND REDEEMABLE NONCONTROLLING INTERESTS (UNAUDITED)
(in thousands)

	Common Stock Issued	Additional Paid-In Capital	Retained Earnings (Accumulated Deficit)	Accumulated Other Comprehensive Loss	Total Sphere Entertainment Co. Stockholders’ Equity	Non - redeemable Noncontrolling Interests	Total Equity	Redeemable Noncontrolling Interests
Balance as of December 31, 2023	$352	$2,365,913	$105,213	$(6,314)	$2,465,164	$—	$2,465,164	$—
Net loss	—	—	(47,240)	—	(47,240)	—	(47,240)	—
Other comprehensive loss	—	—	—	(660)	(660)	—	(660)	—
Share-based compensation	—	18,075	—	—	18,075	—	18,075	—
Exercise of stock options	1	8,826	—	—	8,827	—	8,827	—
Tax withholding associated with shares issued for equity-based compensation	—	(567)	—	—	(567)	—	(567)	—
Balance as of March 31, 2024	$353	$2,392,247	$57,973	$(6,974)	$2,443,599	$—	$2,443,599	$—

Balance as of December 31, 2022	$346	$2,322,007	$(267,909)	$(48,563)	$2,005,881	$13,039	$2,018,920	$190,222
Net loss	—	—	(56,847)	—	(56,847)	(216)	(57,063)	(1,492)
Other comprehensive income	—	—	—	2,124	2,124	—	2,124	—
Share-based compensation	—	20,714	—	—	20,714	—	20,714	—
Redeemable noncontrolling interest adjustment to redemption fair value	—	50,045	—	—	50,045	—	50,045	(50,045)
Accretion of put options and adjustments	—	—	—	—	—	—	—	587
Contributions	—	—	—	—	—	1,000	1,000	—
Distributions	—	(1,357)	—	—	(1,357)	(397)	(1,754)	(460)
Balance as of March 31, 2023	$346	$2,391,409	$(324,756)	$(46,439)	$2,020,560	$13,426	$2,033,986	$138,812

See accompanying notes to the unaudited condensed consolidated financial statements.

SPHERE ENTERTAINMENT CO.
CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
AND REDEEMABLE NONCONTROLLING INTERESTS (UNAUDITED)
(in thousands)

	Common Stock Issued	Additional Paid-In Capital	Retained Earnings (Accumulated Deficit)	Accumulated Other Comprehensive Loss	Total Sphere Entertainment Co. Stockholders’ Equity	Non - redeemable Noncontrolling Interests	Total Equity	Redeemable Noncontrolling Interests
Balance as of June 30, 2023	$347	$2,376,420	$212,036	$(4,938)	$2,583,865	$—	$2,583,865	$—
Net loss	—	—	(154,063)	—	(154,063)	—	(154,063)	—
Other comprehensive loss	—	—	—	(2,036)	(2,036)	—	(2,036)	—
Share-based compensation	—	36,500	—	—	36,500	—	36,500	—
Purchase of capped call related to 3.50% Convertible Senior Notes due 2028	—	(14,309)	—	—	(14,309)	—	(14,309)	—
Exercise of stock options	1	8,826	—	—	8,827	—	8,827	—
Tax withholding associated with shares issued for equity-based compensation	5	(15,190)	—	—	(15,185)	—	(15,185)	—
Balance as of March 31, 2024	$353	$2,392,247	$57,973	$(6,974)	$2,443,599	$—	$2,443,599	$—

Balance as of June 30, 2022	$342	$2,301,970	$(290,736)	$(48,355)	$1,963,221	$12,163	$1,975,384	$184,192
Net (loss) income	—	—	(34,020)	—	(34,020)	(682)	(34,702)	2,661
Other comprehensive income	—	—	—	1,916	1,916	—	1,916	—
Share-based compensation	—	57,009	—	—	57,009	—	57,009	—
Tax withholding associated with shares issued for equity-based compensation	4	(14,984)	—	—	(14,980)	—	(14,980)	—
BCE Disposition	—	—	—	—	—	667	667	—
Redeemable noncontrolling interest adjustment to redemption fair value	—	50,045	—	—	50,045	—	50,045	(50,045)
Accretion of put options and adjustments	—	(895)	—	—	(895)	—	(895)	2,656
Contributions	—	—	—	—	—	3,000	3,000	—
Distributions	—	(1,736)	—	—	(1,736)	(1,722)	(3,458)	(652)
Balance as of March 31, 2023	$346	$2,391,409	$(324,756)	$(46,439)	$2,020,560	$13,426	$2,033,986	$138,812

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
Sphere Entertainment Co. (together with its subsidiaries, the “Company” or “Sphere Entertainment”) is a premier live entertainment and media company comprised of two reportable segments, Sphere and MSG Networks. Sphere is a next-generation entertainment medium, and MSG Networks operates two regional sports and entertainment networks, as well as a direct-to-consumer (“DTC”) and authenticated streaming product.
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
MSG Networks: This segment is comprised of the Company’s regional sports and entertainment networks, MSG Network and MSG Sportsnet, as well as its DTC and authenticated streaming product, MSG+. MSG Networks serves the New York designated market area, as well as other portions of New York, New Jersey, Connecticut and Pennsylvania and features a wide range of sports content, including exclusive live local games and other programming of the New York Knicks (the “Knicks”) of the National Basketball Association (the “NBA”) and the New York Rangers (the “Rangers”), New York Islanders (the “Islanders”), New Jersey Devils (the “Devils”) and Buffalo Sabres (the “Sabres”) of the National Hockey League (the “NHL”), as well as significant coverage of the New York Giants (the “Giants”) and the Buffalo Bills (the “Bills”) of the National Football League (the “NFL”).
The Company (formerly Madison Square Garden Entertainment Corp.) was incorporated on November 21, 2019 as a direct, wholly-owned subsidiary of Madison Square Garden Sports Corp. (“MSG Sports”). On April 17, 2020, MSG Sports distributed all outstanding common stock of the Company to MSG Sports’ stockholders (the “2020 Entertainment Distribution”).
MSG Entertainment Distribution
On April 20, 2023 (the “MSGE Distribution Date”), the Company distributed approximately 67% of the outstanding common stock of Madison Square Garden Entertainment Corp. (formerly MSGE Spinco, Inc.) (“MSG Entertainment”) to its stockholders (the “MSGE Distribution”), with the Company retaining approximately 33% of the outstanding common stock of MSG Entertainment (in the form of MSG Entertainment Class A common stock) immediately following the MSGE Distribution (the “MSGE Retained Interest”). Following the MSGE Distribution Date, the Company retained the Sphere and MSG Networks businesses and MSG Entertainment now owns the traditional live entertainment business previously owned and operated by the Company through its Entertainment business segment, excluding the Sphere business. In the MSGE Distribution, stockholders of the Company received (a) one share of MSG Entertainment’s Class A common stock, par value $0.01 per share, for every share of the Company’s Class A common stock, par value $0.01 per share (“Class A Common Stock”), held of record as of the close of business, New York City time, on April 14, 2023 (the “Record Date”), and (b) one share of MSG Entertainment’s Class B common stock, par value $0.01 per share, for every share of the Company’s Class B common stock, par value $0.01 per share (“Class B Common Stock”), held of record as of the close of business, New York City time, on the Record Date. See Note 1. Description of Business and Basis of Presentation, to the consolidated financial statements included in the Company’s Annual Report on Form 10-K for the fiscal year ended June 30, 2023 (the “2023 Form 10-K”), for more information.
As of March 31, 2024, following the sales of portions of the MSGE Retained Interest and the repayment of the delayed draw term loan with MSG Entertainment using a portion of the MSGE Retained Interest, the Company no longer holds any of the outstanding common stock of MSG Entertainment. See Note 6. Investments in Nonconsolidated Affiliates and Note 11. Credit Facilities and Convertible Notes for more information about the MSGE Retained Interest.
As of April 20, 2023, the MSG Entertainment business met the criteria for discontinued operations. See Note 3. Discontinued Operations, for more information about the MSGE Distribution.

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
Basis of Presentation
The Company reports on a fiscal year basis ending on June 30th (“Fiscal Year”). In these unaudited condensed consolidated financial statements, the fiscal year ending on June 30, 2024 and the fiscal year ended on June 30, 2023 are referred to as “Fiscal Year 2024” and “Fiscal Year 2023,” respectively.
The Company has presented both the MSG Entertainment business and Tao Group Hospitality as discontinued operations for all periods presented. See Note 3. Discontinued Operations, for further discussion on accounting for the MSGE Distribution and Tao Group Hospitality Disposition. The accompanying condensed consolidated financial statements have been prepared in accordance with U.S. generally accepted accounting principles (“GAAP”) for interim financial information and the instructions of Rule 10-01 of Regulation S-X of the Securities and Exchange Commission (the “SEC”), and should be read in conjunction with the Company’s audited consolidated financial statements and notes thereto as of June 30, 2023 and 2022 and for the three years ended June 30, 2023, 2022 and 2021 (the “Audited Consolidated Annual Financial Statements”) included in the 2023 Form 10-K.
In the opinion of the Company, the accompanying condensed consolidated financial statements contain all adjustments, consisting of only normal recurring adjustments, necessary for a fair statement of the Company’s financial position as of March 31, 2024 and its results of operations for the three and nine months ended March 31, 2024 and 2023, and cash flows for the nine months ended March 31, 2024 and 2023. The condensed consolidated financial statements and the accompanying notes as of March 31, 2024 were derived from audited annual consolidated financial statements but do not contain all of the footnote disclosures from the audited annual consolidated financial statements.
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
See Note 3. Discontinued Operations, for details regarding the Tao Group Hospitality Disposition, and MSGE Distribution. See Note 2. Summary of Significant Accounting Policies, to the Audited Consolidated Annual Financial Statements included in the 2023 Form 10-K, regarding the classification of redeemable noncontrolling interests of Tao Group Hospitality.

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
As of March 31, 2024, the Company’s unrestricted cash and cash equivalents balance was $680,575, as compared to $614,549 as of December 31, 2023. Included in unrestricted cash and cash equivalents as of March 31, 2024 was (1) $125,252 in advance cash proceeds primarily from ticket sales, a majority of which the Company expects to pay to artists and promoters, and (2) $102,825 of cash and cash equivalents at MSG Networks, which is not available for distribution to the Company in order to maintain compliance with the covenants under the MSG Networks Credit Facilities (as defined below) (which, for the avoidance of doubt, remain available to be used in connection with the refinancing of such facilities as discussed below). In addition, as of March 31, 2024, the Company had $423,113 of accounts payable, accrued and other current liabilities, including $155,352 of capital expenditure accruals primarily related to Sphere construction (a significant portion of which is in dispute and which the Company does not expect to pay). The principal balance of the Company’s total debt outstanding as of March 31, 2024 was $1,404,125, including $870,375 of debt under the MSG Networks Credit Facilities which is classified as short-term on the condensed consolidated balance sheets.

SPHERE ENTERTAINMENT CO.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
(continued)
Our primary sources of liquidity are cash and cash equivalents and cash flows from the operations of our businesses. The Company’s uses of cash over the next 12 months beyond the issuance date are expected to be substantial and include working capital-related items (including funding our operations), capital spending (including the creation of additional original content for Sphere), required debt service payments, payments we expect to be made in connection with the refinancing of our indebtedness, and investments and related loans and advances that we may fund from time to time. We may also use cash to repurchase our common stock. Our decisions as to the use of our available liquidity will be based upon the ongoing review of the funding needs of our businesses, the optimal allocation of cash resources, and the timing of cash flow generation. To the extent that we desire to access alternative sources of funding through the capital and credit markets, market conditions could adversely impact our ability to do so at that time.
Our ability to have sufficient liquidity to fund our operations and refinance our indebtedness is dependent on the ability of Sphere to generate significant positive cash flow. Although Sphere has been embraced by guests, artists, promoters, advertisers and marketing partners, and we anticipate that Sphere will generate substantial revenue and adjusted operating income on an annual basis over time, there can be no assurance that guests, artists, promoters, advertisers and marketing partners will continue to embrace this new platform. Original immersive productions, such as Postcard From Earth, have not been previously pursued on the scale of Sphere, which increases the uncertainty of our operating expectations. To the extent that our efforts do not result in viable shows, or to the extent that any such productions do not achieve expected levels of popularity among audiences, we may not generate the cash flows from operations necessary to fund our operations. To the extent we do not realize expected cash flows from operations from Sphere, we would have to take several actions to improve our financial flexibility and preserve liquidity, including significant reductions in both labor and non-labor expenses as well as reductions and/or deferrals in capital spending. Therefore, while we currently believe we will have sufficient liquidity from cash and cash equivalents and cash flows from operations (including expected cash flows from operations from Sphere) to fund our operations and, at a minimum, make required aggregate quarterly amortization payments of $41,250 on the MSG Networks Credit Facilities, as described below, no assurance can be provided that our liquidity will be sufficient in the event any of the preceding uncertainties facing Sphere are realized over the next 12 months beyond the issuance date. The Company also anticipates MSG Networks will pay down a portion of the outstanding term loan under the MSG Networks Credit Facilities prior to its maturity in October 2024, as discussed below, (including as a result of an equity contribution to MSG Networks by Sphere Entertainment Group, LLC (“Sphere Entertainment Group”)).
As disclosed in Note 11. Credit Facilities and Convertible Notes, all of the outstanding borrowings under the MSG Networks Credit Facilities are guaranteed by the MSGN Guarantors (as defined under Note 11. Credit Facilities and Convertible Notes) and secured by the MSGN Collateral (as defined under Note 11. Credit Facilities and Convertible Notes). Sphere Entertainment Co., Sphere Entertainment Group and the subsidiaries of Sphere Entertainment Group (collectively, the “Non-Credit Parties”) are not legally obligated to fund the outstanding borrowings under the MSG Networks Credit Facilities, nor are the assets of the Non-Credit Parties pledged as security under the MSG Networks Credit Facilities. Prior to maturity of the MSG Networks Credit Facilities in October 2024, MSG Networks expects to make $41,250 in required quarterly amortization payments on the MSG Networks Credit Facilities. The remaining outstanding borrowings under the MSG Networks Credit Facilities of $829,125 are scheduled to mature in October 2024, which is within one year of the issuance date of the accompanying unaudited condensed consolidated financial statements. However, MSG Networks will be unable to generate sufficient operating cash flows prior to the maturity to settle the remaining outstanding borrowings under the MSG Networks Credit Facilities when they become due absent action taken by management to refinance the outstanding borrowings.
As of the issuance date of the Company’s unaudited condensed consolidated financial statements for the quarter ended March 31, 2024, management is in the advanced stages of negotiating a refinancing of the MSG Networks Credit Facilities with a syndicate of its lenders. In this regard, the Company has had advanced discussions with a number of its lenders to participate in the refinancing and amend and extend the MSG Networks Credit Facilities with agreed upon preliminary terms and provisions. The proposed refinancing is subject to finalization of the syndicate, completion of the loan closing documentation and other closing procedures. The proposed refinancing and amendment to the MSG Networks Credit Facilities would include, among other things, (1) a reduction in the amount of the existing term loan, as a result of a partial repayment of the existing term loan by MSG Networks, a portion of the cash associated with the repayment is expected to be funded through a cash equity contribution from Sphere Entertainment Group to MSG Networks, for which such contribution is not expected to adversely impact Sphere Entertainment’s ability to fund its operations and growth initiatives, (2) a reduction in the size of the existing senior secured revolving credit facility, (3) an extension of the maturity date by one year to October 10, 2025, and (4) amendments to certain terms, including adding MSG Networks Inc. and Rainbow Garden Corp. as guarantors, and including a higher amortization rate, higher interest rates, more restrictive covenants (including prohibiting restricted payments to Sphere Entertainment) and adding additional events of default.
Management believes it is probable that (1) the refinancing will be completed or (2) if the refinancing is not completed, MSG Networks would decide to enter into a work-out or seek bankruptcy protection prior to the lenders exercising their rights under the MSG Networks Credit Facilities. While MSG Networks has historically been able to refinance its indebtedness, management can provide no assurance that MSG Networks will be able to refinance the MSG Networks Credit Facilities, or that such refinancing will

SPHERE ENTERTAINMENT CO.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
(continued)
be secured on terms that are acceptable to MSG Networks. In the event MSG Networks is unable to refinance the amount scheduled to mature under the MSG Networks Credit Facilities or secure alternative sources of funding through the capital and credit markets on acceptable terms, the lenders could exercise their remedies under the MSG Networks Credit Facilities, which would include, but not be limited to, declaring an event of default and foreclosing on the MSGN Collateral. In the event of an exercise of post-default rights and remedies, the Company believes the lenders would have no further remedies or recourse against the Non-Credit Parties pursuant to the terms of the MSG Networks Credit Facilities. While this condition raises substantial doubt about the Company’s ability to continue as a going concern, for the reasons stated above, we have concluded this condition has been effectively alleviated and the Company will be able to continue as a going concern for at least one year beyond the issuance date of the accompanying unaudited condensed consolidated financial statements.
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
Note 3. Discontinued Operations
As a result of the MSGE Distribution and Tao Group Hospitality Disposition, the results of the traditional live entertainment business previously owned and operated by the Company through its MSG Entertainment business segment (excluding the Sphere business) and the entertainment dining and nightlife business previously owned and operated by the Company through its Tao Group Hospitality business segment, as well as transaction costs related to the MSGE Distribution and Tao Group Hospitality Disposition, have been classified in the accompanying condensed consolidated statements of operations as discontinued operations. See Note 3. Discontinued Operations, to the Audited Consolidated Annual Financial Statements included in the 2023 Form 10-K, for more information about the MSGE Distribution and Tao Group Hospitality Disposition.
For the nine months ended March 31, 2024, the Company recognized a loss from discontinued operations of $647, net of $294 of income tax benefit, related to the final purchase price adjustment from the Tao Group Hospitality Disposition. For the three months ended March 31, 2024, the Company did not recognize any loss or income from discontinued operations.

SPHERE ENTERTAINMENT CO.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
(continued)
The table below sets forth operating results of discontinued operations for the three and nine months ended March 31, 2023. Amounts presented below differ from historically reported results for the MSG Entertainment and Tao Group Hospitality business segments due to reclassifications and adjustments made for purposes of discontinued operations.

	Three Months Ended
	March 31, 2023
	MSG Entertainment	Tao Group Hospitality	Eliminations	Total
Revenues	$200,043	$130,857	$1,190	$332,090
Direct operating expenses	(114,298)	(77,963)	(1,247)	(193,508)
Selling, general and administrative expenses	(37,367)	(46,541)	—	(83,908)
Depreciation and amortization	(14,798)	(7,421)	—	(22,219)
Impairment and other losses, net	(51)	—	—	(51)
Restructuring charges	(1,828)	—	—	(1,828)
Operating income (loss)	31,701	(1,068)	(57)	30,576
Interest income	313	49	(1,047)	(685)
Interest expense	—	(160)	—	(160)
Other income (loss), net	9,180	(8)	—	9,172
Income (loss) from operations before income taxes	41,194	(1,187)	(1,104)	38,903
Income tax benefit	12,295	4,245	—	16,540
Net income	53,489	3,058	(1,104)	55,443
Less: Net loss attributable to nonredeemable noncontrolling interests	—	(216)	—	(216)
Less: Net loss attributable to redeemable noncontrolling interests	—	(1,492)	—	(1,492)
Net income from discontinued operations attributable to Sphere Entertainment Co.’s stockholders	$53,489	$4,766	$(1,104)	$57,151

	Nine Months Ended
	March 31, 2023
	MSG Entertainment	Tao Group Hospitality	Eliminations	Total
Revenues	$694,755	$398,078	$3	$1,092,836
Direct operating expenses	(396,691)	(232,029)	—	(628,720)
Selling, general and administrative expenses	(102,333)	(131,200)	—	(233,533)
Depreciation and amortization	(46,370)	(21,144)	—	(67,514)
Impairment and other gains, net	4,361	473	—	4,834
Restructuring charges	(7,435)	—	—	(7,435)
Operating income	146,287	14,178	3	160,468
Interest income	1,832	85	(1,047)	870
Interest expense	(1,083)	(2,138)	—	(3,221)
Other income, net	7,895	719	—	8,614
Income from operations before income taxes	154,931	12,844	(1,044)	166,731
Income tax expense	(9,120)	(2,043)	—	(11,163)
Net income	145,811	10,801	(1,044)	155,568
Less: Net loss attributable to nonredeemable noncontrolling interests	(553)	(129)	—	(682)
Less: Net income attributable to redeemable noncontrolling interests	—	2,661	—	2,661
Net income from discontinued operations attributable to Sphere Entertainment Co.’s stockholders	$146,364	$8,269	$(1,044)	$153,589

SPHERE ENTERTAINMENT CO.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
(continued)
As permitted under Accounting Standards Codification (“ASC”) Subtopic 205-20-50-5b(2), the Company has elected not to adjust the condensed consolidated statements of cash flows for the nine months ended March 31, 2023 to exclude cash flows attributable to discontinued operations.
The table below sets forth, for the period presented, significant selected financial information related to discontinued activities included in the accompanying condensed consolidated financial statements:

	Three Months Ended		Nine Months Ended
	March 31, 2023		March 31, 2023
	MSG Entertainment	Tao Group Hospitality	MSG Entertainment	Tao Group Hospitality
Non-cash items included in net income:
Depreciation and amortization	$14,798	$7,421	$46,370	$21,144
Share-based compensation expense, net	1,792	2,144	2,896	6,570

Cash flows from investing activities:
Capital expenditures, net	$2,979	$4,962	$12,187	$16,417
Note 4. Revenue Recognition
Contracts with Customers
See Note 2. Summary of Significant Accounting Policies and Note 4. Revenue Recognition, to the Audited Consolidated Annual Financial Statements included in the 2023 Form 10-K, for more information regarding the details of the Company’s revenue recognition policies. All revenue recognized in the condensed consolidated statements of operations is considered to be revenue from contracts with customers in accordance with ASC Topic 606, Revenue From Contracts with Customers, except for revenues from subleases that are accounted for in accordance with ASC Topic 842, Leases.
Disaggregation of Revenue
The following tables disaggregate the Company’s revenue by major source and reportable segment based upon the timing of transfer of goods or services to the customer for the three and nine months ended March 31, 2024 and 2023:

	Three Months Ended
	March 31, 2024
	Sphere	MSG Networks	Total
Event-related (a)	$134,835	$—	$134,835
Sponsorship, signage, ExosphereTM advertising, and suite licenses revenues (b)	32,942	656	33,598
Media related, primarily from affiliation agreements (b)	—	148,417	148,417
Other	1,864	1,893	3,757
Total revenues from contracts with customers	169,641	150,966	320,607
Revenues from subleases	723	—	723
Total revenues	$170,364	$150,966	$321,330

	Three Months Ended
	March 31, 2023
	Sphere	MSG Networks	Total
Sponsorship, signage, Exosphere advertising, and suite licenses (b)	$—	$696	$696
Media related, primarily from affiliation agreements (b)	—	158,526	158,526
Other	—	2,214	2,214
Total revenues from contracts with customers	—	161,436	161,436
Revenues from subleases	626	—	626
Total revenues	$626	$161,436	$162,062

SPHERE ENTERTAINMENT CO.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
(continued)

	Nine Months Ended
	March 31, 2024
	Sphere	MSG Networks	Total
Event-related (a)	$286,991	$—	$286,991
Sponsorship, signage, ExosphereTM advertising, and suite licenses revenues (b)	53,024	1,564	54,588
Media related, primarily from affiliation agreements (b)	—	401,308	401,308
Other	3,713	4,680	8,393
Total revenues from contracts with customers	343,728	407,552	751,280
Revenues from subleases	2,214	—	2,214
Total revenues	$345,942	$407,552	$753,494

	Nine Months Ended
	March 31, 2023
	Sphere	MSG Networks	Total
Sponsorship, signage, Exosphere advertising, and suite licenses (b)	$—	$1,453	$1,453
Media related, primarily from affiliation agreements (b)	—	436,630	436,630
Other	—	4,730	4,730
Total revenues from contracts with customers	—	442,813	442,813
Revenues from subleases	1,919	—	1,919
Total revenues	$1,919	$442,813	$444,732
_________________
(a)     Event-related revenues consists of (i) the Sphere Experience, (ii) ticket sales and other ticket-related revenues, (iii) venue license fees from third-party promoters, and (iv) food, beverage and merchandise sales. Event-related revenues are recognized at a point in time. As such, these revenues have been included in the same category in the table above.
(b)     See Note 2. Summary of Significant Accounting Policies, Revenue Recognition, and Note 4. Revenue Recognition, to the Audited Consolidated Annual Financial Statements included in the 2023 Form 10-K, for further details on the pattern of recognition of sponsorship, signage, Exosphere advertising, suite licenses, and media related revenue.
In addition to the disaggregation of the Company’s revenue by major source based upon the timing of transfer of goods or services to the customer disclosed above, the following tables disaggregate the Company’s consolidated revenues by type of goods or services in accordance with the required entity-wide disclosure requirements of ASC Subtopic 280-10-50-38 to 40 and the disaggregation of revenue required disclosures in accordance with ASC Subtopic 606-10-50-5 for the three and nine months ended March 31, 2024 and 2023:

	Three Months Ended
	March 31, 2024
	Sphere	MSG Networks	Total
Ticketing and venue license fee revenues (a)	$110,655	$—	$110,655
Sponsorship, signage, Exosphere advertising, and suite revenues	40,511	—	40,511
Food, beverage, and merchandise revenues	18,475	—	18,475
Media networks revenues (b)	—	150,966	150,966
Total revenues from contracts with customers	169,641	150,966	320,607
Revenues from subleases	723	—	723
Total revenues	$170,364	$150,966	$321,330

	Three Months Ended
	March 31, 2023
	Sphere	MSG Networks	Total
Media networks revenues (b)	$—	$161,436	$161,436
Revenues from subleases	626	—	626
Total revenues	$626	$161,436	$162,062

SPHERE ENTERTAINMENT CO.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
(continued)

	Nine Months Ended
	March 31, 2024
	Sphere	MSG Networks	Total
Ticketing and venue license fee revenues (a)	$235,283	$—	$235,283
Sponsorship, signage, Exosphere advertising, and suite revenues	66,817	—	66,817
Food, beverage, and merchandise revenues	41,628	—	41,628
Media networks revenues (b)	—	407,552	407,552
Total revenues from contracts with customers	343,728	407,552	751,280
Revenues from subleases	2,214	—	2,214
Total revenues	$345,942	$407,552	$753,494

	Nine Months Ended
	March 31, 2023
	Sphere	MSG Networks	Total
Media networks revenues (b)	$—	$442,813	$442,813
Revenues from subleases	1,919	—	1,919
Total revenues	$1,919	$442,813	$444,732
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
Contract Balances
The following table provides information about contract balances from the Company’s contracts with customers as of March 31, 2024 and June 30, 2023:

	As of
	March 31,	June 30,
	2024	2023
Receivables from contracts with customers, net (a)	$179,022	$115,039
Contract assets, current (b)	1,500	314
Deferred revenue, including non-current portion (c)	76,712	27,397
_________________
(a)    Receivables from contracts with customers, net, which are reported in Accounts receivable, net in the Company’s condensed consolidated balance sheets, represent the Company’s unconditional rights to consideration under its contracts with customers. As of March 31, 2024 and June 30, 2023, the Company’s receivables from contracts with customers above included $320 and $2,730, respectively, related to various related parties. See Note 15. Related Party Transactions, for further details on these related party arrangements.
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
(c)    Revenue recognized for the three and nine months ended March 31, 2024 relating to the deferred revenue balance as of June 30, 2023 was $795 and $21,519, respectively.

Transaction Price Allocated to the Remaining Performance Obligations
As of March 31, 2024, the Company’s remaining performance obligations were $121,324 of which 59% is expected to be recognized over the next two years and an additional 37% of the balance is expected to be recognized in the following two years. This primarily relates to performance obligations under sponsorship agreements that have original expected durations longer than one year and for which the respective consideration is not variable. In developing the estimated revenue, the Company applies the allowable practical expedient and does not disclose information about remaining performance obligations that have original expected durations of one year or less.

SPHERE ENTERTAINMENT CO.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
(continued)
Note 5. Restructuring Charges
During Fiscal Year 2024, the Company has incurred costs for termination benefits for certain executives and employees in the Sphere segment. As a result, the Company has recognized restructuring charges of $4,667 and $9,345 for the three and nine months ended March 31, 2024, respectively, inclusive of $1,166 of share-based compensation expenses, which were recorded in Accounts payable, accrued and other current liabilities, Related party payables, current, and Additional paid-in capital on the condensed consolidated balance sheets. Restructuring charges of $18,670 and $26,745 were recorded for the three and nine months ended March 31, 2023, respectively, inclusive of $7,384 of share-based compensation expenses, which were recorded in Accounts payable, accrued and other current liabilities, and Additional paid-in capital on the condensed consolidated balance sheets.
Changes to the Company’s restructuring liability through March 31, 2024 were as follows:

Restructuring Liability
June 30, 2023	$8,891
Restructuring charges (excluding share-based compensation expense)	8,179
Payments	(10,144)
March 31, 2024	$6,926
Note 6. Investments
The Company’s investments in nonconsolidated affiliates, which are accounted for under the equity method of accounting or as equity investments without readily determinable fair value, consisted of the following:

		Investment As of
	Ownership Percentage as of March 31, 2024	March 31, 2024	June 30, 2023
Equity method investments:
SACO Technologies Inc. (“SACO”)	30%	$18,692	$22,246
Holoplot Loan (a)		21,336	20,971
Holoplot	25%	—	1,542
MSG Entertainment (b)	—%	—	341,039
Crown Properties Collection (c)	8%	51	—
Equity investments without readily determinable fair values		8,721	8,721
Other equity investments with readily determinable fair values held in trust under the Company’s Executive Deferred Compensation Plan(d)		3,049	1,087
Total investments		$51,849	$395,606
_________________
(a)    In January 2023, the Company, through an indirect subsidiary, extended financing to Holoplot GmbH (“Holoplot”) in the form of a three-year convertible loan (the “Holoplot Loan”) of €18,804, equivalent to $20,484 using the applicable exchange rate at the time of the transaction. As of the reporting date, absent conversion, which is not available under the terms of the Holoplot Loan, the Holoplot Loan and interest accrued thereon are due and payable at the conclusion of the three-year term.
(b)    As of March 31, 2024, following the sale of portions of the MSGE Retained Interest and the repayment of the DDTL Facility (as defined below) with MSG Entertainment using a portion of the MSGE Retained Interest, the Company no longer holds any of the outstanding common stock of MSG Entertainment. The Company elected the fair value option for its investment in MSG Entertainment as of June 30, 2023, when it held approximately 20% of the outstanding shares of common stock of MSG Entertainment (in the form of Class A common stock). The fair value of the investment was determined based on quoted market prices on the New York Stock Exchange (“NYSE”), which were classified within Level I of the fair value hierarchy.
(c)    In March 2024, the Company paid $51 for an 8.3% investment in Oak View Group’s Crown Properties Collection, LLC (“CPC”). The investment in CPC is accounted for as an equity method investment, with Sphere’s share of CPC results picked-up on a 3-month lag.
(d)    The Company’s investments with readily determinable fair values are classified within Level I of the fair value hierarchy as it is based on quoted prices in active markets. Refer to Note 12. Pension Plans and Other Postretirement Benefit Plan, for further detail on the Company’s Executive Deferred Compensation Plan.

SPHERE ENTERTAINMENT CO.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
(continued)
The following table summarizes the realized and unrealized gain (loss) on equity investments with and without readily determinable fair values, which is reported in Other (expense) income, net, for the three and nine months ended March 31, 2024 and 2023:

	Three Months Ended		Nine Months Ended
	March 31,		March 31,
	2024	2023	2024	2023
Unrealized gain	$127	$129	$264	$2,104
Realized loss from shares of MSG Entertainment Class A common stock sold	—	—	(19,027)	—
Total realized and unrealized gain (loss) on equity investments	$127	$129	$(18,763)	$2,104
Supplemental information on realized loss:
Shares of MSG Entertainment Class A common stock disposed (a)	—	—	1,923	—
Shares of MSG Entertainment Class A common stock sold (b)	—	—	8,221	—
Cash proceeds from shares of MSG Entertainment Class A common stock sold	$—	$—	$256,501	$—
_________________
(a)    Refer to Note 11. Credit Facilities and Convertible Notes, for further explanation of the approximately 1,923 shares disposed related to the repayment of the DDTL Facility.
(b)     The sale of approximately 8,221 shares of MSG Entertainment Class A common stock resulted in the cash proceeds from common stock sold.
Note 7. Property and Equipment, net
As of March 31, 2024 and June 30, 2023, property and equipment, net consisted of the following:

	As of
	March 31, 2024	June 30, 2023
Land	$44,233	$80,878
Buildings	2,287,306	69,049
Equipment, furniture, and fixtures	1,128,495	159,786
Leasehold improvements	18,491	18,491
Construction in progress	593	3,066,785
Total property and equipment, gross	3,479,118	3,394,989
Less accumulated depreciation and amortization	(259,229)	(87,828)
Property and equipment, net	$3,219,889	$3,307,161
The property and equipment balances above include $155,352 and $236,593 of capital expenditure accruals (primarily related to Sphere construction) as of March 31, 2024 and June 30, 2023, respectively, which are reflected in Accounts payable, accrued and other current liabilities in the accompanying condensed consolidated balance sheets. During the first quarter of Fiscal Year 2024, the Company placed $3,130,028 of construction in progress assets into service with the opening of Sphere in Las Vegas and began depreciating them over their corresponding estimated useful lives. See Note 2. Summary of Significant Accounting Policies, to the Audited Consolidated Annual Financial Statements included in the 2023 Form 10-K, for details on the Company’s estimated useful lives for each major category of property and equipment.
The Company recorded depreciation expense on property and equipment of $79,088 and $171,821 for the three and nine months ended March 31, 2024, respectively, and $7,421 and $19,382 for the three and nine months ended March 31, 2023, respectively, which is recognized in Depreciation and amortization in the condensed consolidated statements of operations.
On November 21, 2023, the Company announced that it was formally notified by the Mayor of London that its planning application for a Sphere venue in Stratford, London was not approved. In light of this decision, the Company no longer plans to allocate resources towards the development of a Sphere in the United Kingdom. In connection with this decision, the Company recorded an impairment charge of $116,541 on construction in progress and land assets reported within the Sphere segment during the second quarter of Fiscal Year 2024. This charge is recognized in Impairment and other (losses) gains, net within the condensed consolidated statements of operations for the nine months ended March 31, 2024. The fair value of the land was determined using an estimate of the assumed exit value from a market participant perspective.

SPHERE ENTERTAINMENT CO.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
(continued)
Note 8. Original Immersive Production Content
The Company’s production content for its original immersive productions are included within Other non-current assets in the accompanying condensed consolidated balance sheets.
As of March 31, 2024 and June 30, 2023, total deferred immersive production content costs consisted of the following:

	As of
	March 31, 2024	June 30, 2023
Production content
Released, less amortization	$68,397	$—
In-process	4,584	61,421
Total production content	$72,981	$61,421
The following table summarizes the Company’s amortization of production content costs, which is reported in Direct operating expenses in the accompanying condensed consolidated statements of operations for the three and nine months ended March 31, 2024 and 2023 as follows:

	Three Months Ended		Nine Months Ended
	March 31,		March 31,
	2024	2023	2024	2023
Production content costs (a)	$7,789	$—	$13,334	$—
_________________
(a)    For purposes of amortization and impairment, each deferred immersive production content cost is classified based on its predominant monetization strategy. The Company’s current original immersive productions are monetized individually. Refer to Note 2. Accounting Policies, for further explanation of the monetization strategy.
Note 9. Goodwill and Intangible Assets
The carrying amounts of goodwill as of March 31, 2024 and June 30, 2023 were as follows:

	As of
	March 31, 2024	June 30, 2023
Sphere	$32,299	$32,299
MSG Networks	424,508	424,508
Total Goodwill	$456,807	$456,807
During the first quarter of Fiscal Year 2024, the Company performed its annual impairment test of goodwill and determined that there was no impairment of goodwill identified as of the impairment test date.

The Company’s intangible assets subject to amortization, which relate to affiliate relationships, as of March 31, 2024 and June 30, 2023 were as follows:

	As of
	March 31, 2024	June 30, 2023
Gross carrying amount	$83,044	$83,044
Accumulated amortization	(67,470)	(65,134)
Intangible assets, net	$15,574	$17,910
The Company recognized amortization expense on intangible assets of $779 and $2,336 for the three and nine months ended March 31, 2024, respectively, and $779 and $2,337 for the three and nine months ended March 31, 2023, respectively, which is recognized in Depreciation and amortization in the accompanying condensed consolidated statements of operations.

SPHERE ENTERTAINMENT CO.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
(continued)
Note 10. Commitments and Contingencies
Commitments
See Note 11. Commitments and Contingencies, to the Audited Consolidated Annual Financial Statements included in the 2023 Form 10-K, for details on the Company’s commitments. The Company’s commitments as of June 30, 2023 included a total of $3,134,884 of contract obligations (primarily related to media rights agreements from the MSG Networks segment).
During the three and nine months ended March 31, 2024, the Company did not have any material changes in its non-cancelable contractual obligations (other than activities in the ordinary course business). See Note 11. Credit Facilities and Convertible Notes, for details of the principal repayments required under the Company’s various credit facilities.
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
On April 6, 2023, the parties to the MSG Networks Litigation reached an agreement in principle to settle the MSG Networks Litigation, without admitting liability, on the terms and conditions set forth in a binding term sheet, which was incorporated into a long-form settlement agreement (the “MSGN Settlement Agreement”) that was filed with the Court on May 18, 2023. The MSGN

SPHERE ENTERTAINMENT CO.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
(continued)
Settlement Agreement provided for, among other things, the final dismissal of the MSG Networks Litigation in exchange for a settlement payment to the plaintiffs and the class of $48,500, of which $28,000 has been paid by the Company and $20,500 has been paid to the plaintiffs by insurers. As of March 31, 2024, approximately $20,500 has been accrued for by the Company in Accounts payable, accrued and other current liabilities. The MSGN Settlement Agreement was approved by the Court on August 14, 2023, which constituted the final judgment in the action. MSG Networks has a dispute with its insurers over whether and to what extent there is insurance coverage for the settlement. Unless MSG Networks Inc. and the insurers settle that insurance dispute, it is expected to be resolved in a pending Delaware insurance coverage action. In the interim, and subject to final resolution of the parties’ insurance coverage dispute, and as referenced above, certain of MSG Networks’ insurers agreed to advance $20,500 to fund the settlement and related class notice costs.
The Company is a defendant in various other lawsuits. Although the outcome of these other lawsuits cannot be predicted with certainty (including the extent of available insurance, if any), management does not believe that resolution of these other lawsuits will have a material adverse effect on the Company.
Note 11. Credit Facilities and Convertible Notes
The following table summarizes the presentation of the outstanding balances under the Company’s credit agreements as of March 31, 2024 and June 30, 2023:

	As of
	March 31, 2024			June 30, 2023
	Principal	Unamortized Deferred Financing Costs	Net	Principal	Unamortized Deferred Financing Costs	Net
Current portion
MSG Networks Term Loan	$870,375	$(599)	$869,776	$82,500	$—	$82,500
Current portion of long-term debt, net	$870,375	$(599)	$869,776	$82,500	$—	$82,500

	As of
	March 31, 2024				June 30, 2023
	Principal	Debt Discount	Unamortized Deferred Financing Costs	Net	Principal	Debt Discount	Unamortized Deferred Financing Costs	Net
Non-current portion
MSG Networks Term Loan	$—	$—	$—	$—	$849,750	$—	$(1,483)	$848,267
LV Sphere Term Loan Facility	275,000	—	(4,060)	270,940	275,000	—	(4,880)	270,120
3.50% Convertible Senior Notes	258,750	(6,670)	(963)	251,117	—	—	—	—
Long-term debt, net	$533,750	$(6,670)	$(5,023)	$522,057	$1,124,750	$—	$(6,363)	$1,118,387
MSG Networks Credit Facilities
General. MSGN Holdings, L.P. (“MSGN L.P.”), MSGN Eden, LLC, an indirect subsidiary of the Company and the general partner of MSGN L.P., Regional MSGN Holdings LLC, an indirect subsidiary of the Company and the limited partner of MSGN L.P. (collectively with MSGN Eden, LLC, the “MSGN Holdings Entities”), and certain subsidiaries of MSGN L.P. have senior secured credit facilities pursuant to a credit agreement (as amended and restated on October 11, 2019, the “MSGN Credit Agreement”) consisting of: (i) an initial $1,100,000 term loan facility (the “MSGN Term Loan Facility”) and (ii) a $250,000 revolving credit facility (the “MSGN Revolving Credit Facility” and, together with the MSGN Term Loan Facility, the “MSG Networks Credit Facilities”), each with a term of five years. Up to $35,000 of the MSGN Revolving Credit Facility is available for the issuance of letters of credit. As of March 31, 2024, there were no borrowings or letters of credit issued and outstanding under the MSGN Revolving Credit Facility.
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

SPHERE ENTERTAINMENT CO.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
(continued)
under the MSGN Credit Agreement or related loan documents, default interest will accrue on all overdue amounts at an additional rate of 2.00% per annum.

The MSGN Credit Agreement requires that MSGN L.P. pay a commitment fee ranging from 0.225% to 0.30% (determined based on a total leverage ratio) in respect of the average daily unused commitments under the MSGN Revolving Credit Facility. MSGN L.P. will also be required to pay customary letter of credit fees, as well as fronting fees, to banks that issue letters of credit. The interest rate on the MSGN Term Loan Facility as of March 31, 2024 was 7.43%.
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
Covenants. The MSGN Credit Agreement generally requires the MSGN Holdings Entities and MSGN L.P. and its restricted subsidiaries on a consolidated basis to comply with a maximum total leverage ratio of 5.50:1.00, subject, at the option of MSGN L.P. to an upward adjustment to 6.00:1.00 during the continuance of certain events. As of March 31, 2024, the total leverage ratio was 5.36:1.00. In addition, the MSGN Credit Agreement requires a minimum interest coverage ratio of 2.00:1.00 for the MSGN Holdings Entities and MSGN L.P. and its restricted subsidiaries on a consolidated basis. As of March 31, 2024, the interest coverage ratio was 2.24:1.00. All borrowings under the MSGN Credit Agreement are subject to the satisfaction of customary conditions, including absence of a default and accuracy of representations and warranties. As of March 31, 2024, the MSGN Holdings Entities and MSGN L.P. and its restricted subsidiaries on a consolidated basis were in compliance with the covenants.
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
Interest Rates. Borrowings under the LV Sphere Term Loan Facility bear interest at a floating rate, which at the option of MSG LV may be either (i) a base rate plus a margin of 3.375% per annum or (ii) adjusted Term SOFR (i.e., Term SOFR plus 0.10%) plus a margin of 4.375% per annum. The interest rate on the LV Sphere Term Loan Facility as of March 31, 2024 was 9.80%.
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

SPHERE ENTERTAINMENT CO.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
(continued)
Covenants. The LV Sphere Term Loan Facility and related guaranty by Sphere Entertainment Group include financial covenants requiring MSG LV to maintain a specified minimum debt service coverage ratio and requiring Sphere Entertainment Group to maintain a specified minimum liquidity level.

The debt service coverage ratio covenant began testing in the fiscal quarter ended December 31, 2023 on a historical basis and on a prospective basis. Both the historical and prospective debt service coverage ratios are required to be at least 1.35:1.00. In addition, among other conditions, MSG LV is not permitted to make distributions to Sphere Entertainment Group unless the historical and prospective debt service coverage ratios are at least 1.50:1.00. The minimum liquidity level for Sphere Entertainment Group is set at $50,000, with $25,000 required to be held in cash or cash equivalents and is tested as of the last day of each fiscal quarter based on Sphere Entertainment Group’s unencumbered liquidity, consisting of cash and cash equivalents and available lines of credit, as of such date.
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

SPHERE ENTERTAINMENT CO.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
(continued)
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

SPHERE ENTERTAINMENT CO.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
(continued)
Debt Maturities
Long-term debt maturities over the next five years for the outstanding balance under the MSG Networks Credit Facilities, LV Sphere Term Loan Facility and 3.50% Convertible Senior Notes as of March 31, 2024 were as follows:

	MSG Networks Credit Facilities	LV Sphere Term Loan Facility	3.50% Convertible Senior Notes	Total
Fiscal Year 2024 (remainder)	$20,625	$—	$—	$20,625
Fiscal Year 2025	849,750	—	—	849,750
Fiscal Year 2026	—	—	—	—
Fiscal Year 2027	—	—	—	—
Fiscal Year 2028	—	275,000	—	275,000
Thereafter	—	—	258,750	258,750
Total long-term debt	$870,375	$275,000	$258,750	$1,404,125
Interest payments and loan principal repayments made by the Company under the credit agreements were as follows:

	Interest Payments		Loan Principal Repayments
	Nine Months Ended		Nine Months Ended
	March 31,		March 31,
	2024	2023	2024	2023
MSG Networks Credit Facilities	$51,587	$41,034	$61,875	$45,375
LV Sphere Term Loan Facility	20,158	6,211	—	—
Delayed Draw Term Loan Facility	460	—	65,000	—
Total Payments	$72,205	$47,245	$126,875	$45,375
The carrying value and fair value of the Company’s debt reported in the accompanying condensed consolidated balance sheets are as follows:

	As of
	March 31, 2024		June 30, 2023
	Carrying Value (a)	Fair Value	Carrying Value (a)	Fair Value
Liabilities:
MSG Networks Credit Facilities	$870,375	$866,203	$932,250	$927,589
LV Sphere Term Loan Facility	275,000	273,625	275,000	272,250
3.50% Convertible Senior Notes	252,080	404,323	—	—
Total Long-term debt	$1,397,455	$1,544,151	$1,207,250	$1,199,839
_________________
(a)    The total carrying value of the Company’s debt as of March 31, 2024 and June 30, 2023 is equal to the current and non-current principal payments for the Company’s credit agreements, net of discount, excluding unamortized deferred financing costs of $5,622 and $6,363, respectively.
The Company’s long-term debt is classified within Level II of the fair value hierarchy as it is valued using quoted indices of similar instruments for which the inputs are readily observable.
Note 12. Pension Plans and Other Postretirement Benefit Plan
The Company sponsors (i) both funded and unfunded and qualified and non-qualified pension plans, including the Networks 1212 Plan (as defined below), Networks Excess Cash Balance Plan, and the Networks Excess Retirement Plan (together, the “Networks Plans”), (ii) an excess savings plan and (iii) a postretirement benefit plan (the “Postretirement Plan”). In connection with the MSGE Distribution, the Company established an unfunded non-contributory, non-qualified frozen excess cash balance plan (the “Sphere Excess Plan”) covering certain employees who participated in the pre-MSGE Distribution cash balance plan, which was transferred to MSG Entertainment in connection with the MSGE Distribution. The Networks Plans and Sphere Excess Plans are collectively referred to as the “Pension Plans.” Prior to the MSGE Distribution, the Company sponsored two contributory welfare plans which provided certain postretirement healthcare benefits to certain employees hired prior to January 1, 2001.

SPHERE ENTERTAINMENT CO.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
(continued)
The sponsorship of the Postretirement Plan covering Networks employees was retained by the Company while the postretirement plan covering MSGE employees was transferred to MSG Entertainment in connection with MSGE Distribution. In addition, the liabilities associated with the postretirement plan for MSGE employees were transferred from the Company to MSG Entertainment in connection with the MSGE Distribution. See Note 13. Pension Plans and Other Postretirement Benefit Plans, to the Audited Consolidated Annual Financial Statements included in the 2023 Form 10-K for more information regarding these plans.
Defined Benefit Pension Plans and Postretirement Benefit Plan
The following table presents components of net periodic benefit cost for the Pension Plans and Postretirement Plan included in the accompanying condensed consolidated statements of operations for the three and nine months ended March 31, 2024 and 2023. Service cost is recognized in direct operating expenses and selling, general and administrative expenses. All other components of net periodic benefit cost are reported in Other expense, net.

	Pension Plans		Postretirement Plan
	Three Months Ended		Three Months Ended
	March 31,		March 31,
	2024	2023	2024	2023
Service cost	$61	$123	$5	$15
Interest cost	434	1,189	17	19
Expected return on plan assets	(213)	(1,719)	—	—
Recognized actuarial loss (gain)	94	476	(17)	(12)
Net periodic benefit cost	$376	$69	$5	$22

	Pension Plans		Postretirement Plan
	Nine Months Ended		Nine Months Ended
	March 31,		March 31,
	2024	2023	2024	2023
Service cost	$183	$369	$15	$45
Interest cost	1,302	3,567	51	57
Expected return on plan assets	(347)	(5,157)	—	—
Recognized actuarial (gain) loss	(10)	1,478	(51)	6
Net periodic benefit cost	$1,128	$257	$15	$108
Contributions for Qualified Defined Benefit Plans
The Company sponsors one non-contributory, qualified defined benefit pension plan covering certain of its union employees, the “Networks 1212 Plan.” The Company contributed $500 to the Networks 1212 Plan during the nine months ended March 31, 2024 and 2023, respectively. The Company did not contribute any amounts to the Networks 1212 Plan during the three months ended March 31, 2024 and 2023.
Defined Contribution Plans
The Company sponsors the MSGN Holdings, L.P. Excess Savings Plan, the Sphere Entertainment Excess Savings Plan, and participates in the Madison Square Garden 401(k) Savings Plan (collectively, “Savings Plans”). For the three and nine months ended March 31, 2024 and 2023, expenses related to the Savings Plans included in the accompanying condensed consolidated statements of operations are as follows:

	Three Months Ended		Nine Months Ended
	March 31,		March 31,
	2024	2023	2024	2023
Continuing Operations	$1,743	$1,937	$4,956	$5,058
Discontinued Operations	—	1,367	—	3,553
Total Savings Plan Expenses	$1,743	$3,304	$4,956	$8,611

SPHERE ENTERTAINMENT CO.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
(continued)
Executive Deferred Compensation
See Note 13. Pension Plans and Other Postretirement Benefit Plans, to the Company’s Audited Consolidated Annual Financial Statements included in the 2023 Form 10-K, for more information regarding the Company’s Executive Deferred Compensation Plan (the “Executive Deferred Compensation Plan”). The Company recorded compensation expense of $126 and $264 for the three and nine months ended March 31, 2024, respectively, and $129 and $135 for the three and nine months ended March 31, 2023, respectively, within Selling, general, and administrative expenses in the condensed, consolidated statements of operations to reflect the remeasurement of the Deferred Compensation Plan liability. In addition, the Company recorded gains of $126 and $264 for the three and nine months ended March 31, 2024, respectively, and $129 and $135 for the three and nine months ended March 31, 2023, respectively, within Other (expense) income, net in the condensed, consolidated statements of operations to reflect remeasurement of the fair value of assets under the Deferred Compensation Plan.
The following table summarizes amounts recognized related to the Deferred Compensation Plan in the condensed consolidated balance sheets:

	As of
	March 31, 2024	June 30, 2023
Non-current assets (included in Investments)	$3,049	$1,087
Non-current liabilities (included in Other non-current liabilities)	$(3,072)	$(1,087)

Note 13. Share-based Compensation
The Company has three share-based compensation plans: the 2020 Employee Stock Plan, the 2020 Stock Plan for Non-Employee Directors and the MSG Networks Inc. 2010 Employee Stock Plan, in each case as amended from time to time. See Note 12. Share-based Compensation, to the Audited Consolidated Annual Financial Statements included in the 2023 Form 10-K, for more detail on these plans.
Share-based compensation expense for the Company’s restricted stock units (“RSUs”), performance stock units (“PSUs”), stock options and/or cash-settled stock appreciation rights (“SARs”) are recognized in the condensed consolidated statements of operations as a component of direct operating expenses or selling, general and administrative expenses.
The following table summarizes the Company’s share-based compensation expense:

	Three Months Ended		Nine Months Ended
	March 31,		March 31,
	2024	2023	2024	2023
Share-based compensation (a)	$17,164	$9,105	$34,119	$36,950
Fair value of awards vested and exercised (b)	$9,567	$806	$42,988	$35,933
_________________
(a)    Share-based compensation excludes costs that have been capitalized of $1,881 and $2,887 for the nine months ended March 31, 2024 and 2023, respectively.
(b)    To fulfill required statutory tax withholding obligations for the applicable income and other employment taxes, RSUs and PSUs with an aggregate value of $409 and $14,844, and $208 and $14,949 were retained by the Company during the three and nine months ended March 31, 2024, and 2023, respectively.
As of March 31, 2024, there was $104,913 of unrecognized compensation cost related to unvested RSUs, PSUs, stock options and SARs held by the Company’s employees. The cost is expected to be recognized over a weighted-average period of approximately 2.1 years.
For the three and nine months ended March 31, 2024 all restricted stock units and stock options were excluded from the anti-dilutive calculation because the Company reported a net loss for the period and, therefore, their impact on reported loss per share would have been antidilutive.
Award Activity
RSUs
During the nine months ended March 31, 2024 and 2023, approximately 514 and 657 RSUs were granted, respectively, and approximately 659 and 560 RSUs vested, respectively.

SPHERE ENTERTAINMENT CO.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
(continued)
PSUs
During the nine months ended March 31, 2024 and 2023, approximately 404 and 566 PSUs were granted, respectively, and approximately 273 and 91 PSUs vested, respectively.
Stock options
During the nine months ended March 31, 2024, approximately 3,819 stock options were granted. No stock options were granted during the nine months ended March 31, 2023. During the nine months ended March 31, 2024 and 2023, 184 options were exercised and no options were exercised, respectively. During the nine months ended March 31, 2024, cash received from option exercises was approximately $8,827. During the nine months ended March 31, 2023, no cash was received from option exercises.
SARs
During the nine months ended March 31, 2024, approximately 188 SARs were granted, and no SARs vested. During the nine months ended March 31, 2023 no SARs were granted or vested.
Note 14. Stockholders’ Equity
Preferred Stock
The Company is authorized to issue 15,000 shares of preferred stock, par value $0.01. As of March 31, 2024 and June 30, 2023, no shares of preferred stock were outstanding.
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

SPHERE ENTERTAINMENT CO.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
(continued)
Accumulated Other Comprehensive Loss
The following tables detail the components of accumulated other comprehensive loss:

	Three Months Ended
	March 31, 2024
	Pension Plans and Postretirement Plan	Cumulative Translation Adjustments	Accumulated Other Comprehensive Loss
Balance as of December 31, 2023	$(5,240)	$(1,074)	$(6,314)
Other comprehensive income (loss):
Other comprehensive loss before reclassifications	—	(968)	(968)
Amounts reclassified from accumulated other comprehensive loss (a)	77	—	77
Income tax (expense) benefit	(19)	250	231
Other comprehensive income (loss), total	58	(718)	(660)
Balance as of March 31, 2024	$(5,182)	$(1,792)	$(6,974)

	Three Months Ended
	March 31, 2023
	Pension Plans and Postretirement Plan	Cumulative Translation Adjustments	Accumulated Other Comprehensive Loss
Balance as of December 31, 2022	$(39,453)	$(9,110)	$(48,563)
Other comprehensive income:
Other comprehensive income before reclassifications	—	2,071	2,071
Amounts reclassified from accumulated other comprehensive loss (a)	464	—	464
Income tax expense	(58)	(353)	(411)
Other comprehensive income, total	406	1,718	2,124
Balance as of March 31, 2023	$(39,047)	$(7,392)	$(46,439)

	Nine Months Ended
	March 31, 2024
	Pension Plans and Postretirement Plan	Cumulative Translation Adjustments	Accumulated Other Comprehensive Loss
Balance as of June 30, 2023	$(5,138)	$200	$(4,938)
Other comprehensive loss:
Other comprehensive loss before reclassifications	—	(2,688)	(2,688)
Amounts reclassified from accumulated other comprehensive loss (a)	(61)	—	(61)
Income tax benefit	17	696	713
Other comprehensive loss, total	(44)	(1,992)	(2,036)
Balance as of March 31, 2024	$(5,182)	$(1,792)	$(6,974)

SPHERE ENTERTAINMENT CO.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
(continued)

	Nine Months Ended
	March 31, 2023
	Pension Plans and Postretirement Plan	Cumulative Translation Adjustments	Accumulated Other Comprehensive Loss
Balance as of June 30, 2022	$(40,287)	$(8,068)	$(48,355)
Other comprehensive income:
Other comprehensive income before reclassifications	—	794	794
Amounts reclassified from accumulated other comprehensive loss (a)	1,484	—	1,484
Income tax expense	(244)	(118)	(362)
Other comprehensive income, total	1,240	676	1,916
Balance as of March 31, 2023	$(39,047)	$(7,392)	$(46,439)
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
Note 15. Related Party Transactions
As of March 31, 2024, certain members of the Dolan family, including certain trusts for the benefit of members of the Dolan family (collectively, the “Dolan Family Group”), for purposes of Section 13(d) of the Securities Exchange Act of 1934, as amended, collectively beneficially owned 100% of the Company’s outstanding Class B Common Stock and approximately 6.5% of the Company’s outstanding Class A Common Stock (inclusive of options exercisable within 60 days after March 31, 2024). Such shares of the Company’s Class A Common Stock and Class B Common Stock, collectively, represent approximately 72.3% of the aggregate voting power of the Company’s outstanding common stock. Members of the Dolan family are also the controlling stockholders of MSG Entertainment, MSG Sports and AMC Networks Inc.
See Note 17. Related Party Transactions, to the Audited Consolidated Annual Financial Statements included in the 2023 Form 10-K, for a description of the Company’s related party arrangements. There have been no material changes in such related party arrangements except as described below.
As of March 31, 2024, the Company was party to arrangements with (i) MSG Sports, pursuant to which MSG Sports provided certain sponsorship and other business operations services to the Company in exchange for service fees (subsequent to March 31, 2024, MSG Sports no longer provides these sponsorship services to the Company), (ii) MSG Entertainment, pursuant to which MSG Entertainment provides certain sponsorship-related account management services to the Company in exchange for service fees, (iii) MSG Sports and MSG Entertainment, pursuant to which the three companies have agreed to allocate expenses in connection with the use by each company of aircraft owned or leased by MSG Entertainment and MSG Sports, and (iv) MSG Sports and MSG Entertainment pursuant to which the Company has certain sponsorship rights.
In addition, in connection with the Company’s disposition of the MSGE Retained Interest, the Company no longer has “demand” or “piggyback” registration rights with respect to the MSGE Retained Interest. See Note 6. Investments in Nonconsolidated Affiliates, for additional information on the MSGE Retained Interest.
The Company has also entered into certain commercial agreements with its equity method investment nonconsolidated affiliates in connection with Sphere. The Company recorded capital expenditures of $7 and $8,049 for the three and nine months ended March 31, 2024, respectively, and $14,271 and $87,357 for the three and nine months ended March 31, 2023, respectively, in connection with services provided to the Company under these agreements. The Company recorded commission expense of $3,323 and $4,060 for the three and nine months ended March 31, 2024, respectively, and did not record any commission expense for the three and nine months ended March 31, 2023, in connection with sponsorship sales services provided under certain of these arrangements. As of March 31, 2024 and June 30, 2023, accrued liabilities associated with related parties were $17,450 and $13,412, respectively, and are reported under Accounts payable, accrued and other current liabilities in the accompanying condensed consolidated balance sheets. As of March 31, 2024 and June 30, 2023, prepaid expenses associated with related parties were $1,190 and $0, respectively, and are reported under Other non-current assets in the accompanying condensed consolidated balance sheets.
From time to time, the Company enters into arrangements with 605, LLC (“605”). Kristin Dolan, a director of the Company and the spouse of James L. Dolan, the Executive Chairman and Chief Executive Officer of the Company, founded and was the Chief Executive Officer of 605, an audience measurement and data analytics company in the media and entertainment industries, until

SPHERE ENTERTAINMENT CO.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
(continued)
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
Revenues and Operating Expenses
The following table summarizes the composition and amounts of the transactions with the Company’s affiliates. These amounts are reflected in revenues and operating expenses in the accompanying condensed consolidated statements of operations for the three and nine months ended March 31, 2024 and 2023:

	Three Months Ended		Nine Months Ended
	March 31,		March 31,
	2024	2023	2024	2023
Revenues	$1,215	$1,730	$3,262	$1,730
Operating expenses (credits):
Media rights fees	43,947	43,433	132,617	129,633
Cost reimbursement from MSG Sports - MSG Sports Services Agreement	—	(9,789)	—	(28,781)
Corporate general and administrative expenses, net - MSG Entertainment Transition Services Agreement (a)	27,494	—	83,611	—
Origination, master control and technical services	1,283	1,257	3,797	3,721
Other operating expenses (credits), net (b)	5,102	(69)	13,880	(365)
Total operating expenses, net (c)	$77,826	$34,832	$233,905	$104,208
_________________
(a)    Included in the three and nine months ended March 31, 2024, Corporate general and administrative expenses, net - MSG Entertainment Transition Services Agreement (the “MSGE TSA”) are $558 and $3,363, respectively, related to Restructuring charges for employees who provided services to the Company under the MSGE TSA.
(b)    Other operating expenses, net, includes CPC commission expenses, and reimbursements to MSG Entertainment for aircraft-related expenses, professional and payroll fees.
(c)    Of the total operating expenses, net, $45,332 and $138,869 for three and nine months ended March 31, 2024, respectively, and $45,280 and $134,387 for the three and nine months ended March 31, 2023, respectively, are included in direct operating expenses in the accompanying condensed consolidated statements of operations. Of the total operating expenses, net $32,494 and $95,036 for three and nine months ended March 31, 2024, respectively, are included as expenses, and $(10,448) and $(30,179) for the three and nine months ended March 31, 2023, respectively, are included as net credits, in selling, general, and administrative expenses in the accompanying condensed consolidated statements of operations.
Revenues
Revenues from related parties relate primarily to certain advertising agreements between MSG Networks and MSG Sports.
Note 16. Segment Information
As of March 31, 2024, the Company was comprised of two reportable segments: Sphere and MSG Networks. The Company takes into account whether two or more operating segments can be aggregated together as one reportable segment as well as the type of discrete financial information that is available and regularly reviewed by its Chief Operating Decision Maker.
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

SPHERE ENTERTAINMENT CO.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
(continued)
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
Information as to the operations of the Company’s reportable segments is set forth below.

	Three Months Ended
	March 31, 2024
	Sphere	MSG Networks	Total
Revenues	$170,364	$150,966	$321,330
Direct operating expenses	(62,294)	(91,746)	(154,040)
Selling, general and administrative expenses	(108,976)	(14,173)	(123,149)
Depreciation and amortization	(77,706)	(2,161)	(79,867)
Restructuring charges	(4,886)	219	(4,667)
Operating (loss) income	$(83,498)	$43,105	$(40,393)
Interest income			7,654
Interest expense			(27,119)
Other expense, net			(3,256)
Loss from operations before income taxes			$(63,114)
Reconciliation of operating (loss) income to adjusted operating income:
Operating (loss) income	$(83,498)	$43,105	$(40,393)
Add back:
Share-based compensation	13,273	3,451	16,724
Depreciation and amortization	77,706	2,161	79,867
Restructuring charges	4,886	(219)	4,667
Merger and acquisition related costs, net of insurance recoveries	416	92	508
Amortization for capitalized cloud computing arrangement costs	—	22	22
Remeasurement of deferred compensation plan liabilities	126	—	126
Adjusted operating income	$12,909	$48,612	$61,521
Other information:
Capital expenditures	$17,502	$1,962	$19,464

SPHERE ENTERTAINMENT CO.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
(continued)

	Three Months Ended
	March 31, 2023
	Sphere	MSG Networks	Total
Revenues	$626	$161,436	$162,062
Direct operating expenses	(4,414)	(89,251)	(93,665)
Selling, general and administrative expenses	(83,381)	(60,052)	(143,433)
Depreciation and amortization	(6,511)	(1,689)	(8,200)
Restructuring charges	(18,670)	—	(18,670)
Operating (loss) income	$(112,350)	$10,444	$(101,906)
Interest income			3,374
Other expense, net			(4,182)
Loss from operations before income taxes			$(102,714)
Reconciliation of operating (loss) income to adjusted operating (loss) income:
Operating (loss) income	$(112,350)	$10,444	$(101,906)
Add back:
Share-based compensation	8,466	639	9,105
Depreciation and amortization	6,511	1,689	8,200
Restructuring charges	18,670	—	18,670
Merger and acquisition related costs	1,532	45,513	47,045
Amortization for capitalized cloud computing arrangement costs	125	43	168
Adjusted operating (loss) income	$(77,046)	$58,328	$(18,718)
Other information:
Capital expenditures	$195,945	$1,818	$197,763

SPHERE ENTERTAINMENT CO.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
(continued)

	Nine Months Ended
	March 31, 2024
	Sphere	MSG Networks	Total
Revenues	$345,942	$407,552	$753,494
Direct operating expenses	(137,437)	(260,868)	(398,305)
Selling, general and administrative expenses	(290,930)	(34,883)	(325,813)
Depreciation and amortization	(168,127)	(6,030)	(174,157)
Impairment and other losses, net	(115,738)	—	(115,738)
Restructuring charges	(9,564)	219	(9,345)
Operating (loss) income	$(375,854)	$105,990	$(269,864)
Interest income			17,958
Interest expense			(52,947)
Other income, net			37,810
Loss from operations before income taxes			$(267,043)
Reconciliation of operating (loss) income to adjusted operating (loss) income:
Operating (loss) income	$(375,854)	$105,990	$(269,864)
Add back:
Share-based compensation	28,177	5,346	33,523
Depreciation and amortization	168,127	6,030	174,157
Restructuring charges	9,564	(219)	9,345
Impairment and other losses, net	115,738	—	115,738
Merger and acquisition related costs, net of insurance recoveries	(2,086)	(6,069)	(8,155)
Amortization for capitalized cloud computing arrangement costs	—	66	66
Remeasurement of deferred compensation plan liabilities	264	—	264
Adjusted operating (loss) income	$(56,070)	$111,144	$55,074
Other information:
Capital expenditures	$244,963	$6,473	$251,436

SPHERE ENTERTAINMENT CO.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
(continued)

	Nine Months Ended
	March 31, 2023
	Sphere	MSG Networks	Total
Revenues	$1,919	$442,813	$444,732
Direct operating expenses	(4,414)	(255,071)	(259,485)
Selling, general and administrative expenses	(235,331)	(107,148)	(342,479)
Depreciation and amortization	(16,775)	(4,944)	(21,719)
Other gains	3,000	—	3,000
Restructuring charges	(22,757)	(3,988)	(26,745)
Operating (loss) income	$(274,358)	$71,662	$(202,696)
Interest income			9,376
Other expense, net			(5,952)
Loss from operations before income taxes			$(199,272)
Reconciliation of operating (loss) income to adjusted operating (loss) income:
Operating (loss) income	$(274,358)	$71,662	$(202,696)
Add back:
Share-based compensation	31,308	5,642	36,950
Depreciation and amortization	16,775	4,944	21,719
Restructuring charges	22,757	3,988	26,745
Other gains	(3,000)	—	(3,000)
Merger and acquisition related costs	4,223	52,958	57,181
Amortization for capitalized cloud computing arrangement costs	285	131	416
Adjusted operating (loss) income	$(202,010)	$139,325	$(62,685)
Other information:
Capital expenditures	$733,198	$5,710	$738,908
Concentration of Risk
Accounts receivable, net in the accompanying condensed consolidated balance sheets as of March 31, 2024 and June 30, 2023 include amounts due from the following individual customers, which accounted for the noted percentages of the gross balance:

	As of
	March 31, 2024	June 30, 2023
Customer A	13%	23%
Customer B	13%	22%
Customer C	10%	17%
Revenues in the accompanying condensed consolidated statements of operations for the three and nine months ended March 31, 2024 and 2023 include amounts from the following individual customers:

	Three Months Ended		Nine Months Ended
	March 31,		March 31,
	2024	2023	2024	2023
Customer 1	11%	23%	14%	26%
Customer 2	11%	21%	14%	25%
Customer 3	8%	19%	11%	21%

SPHERE ENTERTAINMENT CO.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
(continued)
Note 17. Additional Financial Information
The following table provides a summary of the amounts recorded as cash, cash equivalents and restricted cash.

	As of
	March 31, 2024	June 30, 2023
Cash and cash equivalents	$680,575	$131,965
Restricted cash	13,371	297,149
Total cash, cash equivalents and restricted cash	$693,946	$429,114
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
Prepaid expenses and other current assets consisted of the following:

	As of
	March 31, 2024	June 30, 2023
Prepaid expenses	$12,614	$22,616
Note and other receivables	8,589	21,453
Inventory	1,684	—
Current deferred production content costs	1,906	6,524
Other	5,423	5,492
Total prepaid expenses and other current assets	$30,216	$56,085
Accounts payable, accrued and other current liabilities consisted of the following:

	As of
	March 31, 2024	June 30, 2023
Accounts payable	$73,670	$39,654
Accrued payroll and employee related liabilities	71,584	75,579
Cash due to promoters	57,360	73,611
Capital expenditure accruals	155,352	236,593
Accrued legal fees	23,442	53,857
Other accrued expenses	41,705	36,437
Total accounts payable, accrued and other current liabilities	$423,113	$515,731
Other (expense) income, net includes the following:

	Three Months Ended		Nine Months Ended
	March 31,		March 31,
	2024	2023	2024	2023
Gain on litigation settlement	$—	$—	$62,647	$—
Realized loss on equity method investments	—	—	(19,027)	—
Other	(3,256)	(4,182)	(5,810)	(5,952)
Total other (expense) income, net	$(3,256)	$(4,182)	$37,810	$(5,952)
Income Taxes
During the nine months ended March 31, 2024 and 2023, the Company made income tax payments, net of refunds, of $18,859 and $5,372, respectively.

SPHERE ENTERTAINMENT CO.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
(continued)
Note 18. Subsequent Events
On April 25, 2024, a subsidiary of the Company entered into a share purchase and transfer agreement to acquire the remaining equity interest in Holoplot GmbH not previously owned by the Company. Following the acquisition on April 25, 2024, Holoplot is now a consolidated subsidiary of the Company. The Company expects to complete the related purchase price allocation and the corresponding recognition of assets acquired and liabilities assumed during the fourth quarter of Fiscal Year 2024.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations
All dollar amounts included in the following MD&A are presented in thousands, except as otherwise noted.
This Management’s Discussion and Analysis of Financial Condition and Results of Operations (“MD&A”) contains forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. In this MD&A, there are statements concerning the future operating and future financial performance of Sphere Entertainment Co. and its direct and indirect subsidiaries (collectively, “we,” “us,” “our,” “Sphere Entertainment,” or the “Company”), including (i) our plans to refinance MSG Networks’ existing debt, (ii) the success of Sphere and The Sphere Experience, (iii) timing and costs of new venue construction and Sphere immersive productions content, (iv) our ability to reduce or defer certain discretionary capital projects, (v) our plans for possible additional debt financing and (vi) our execution of the strategy for and the success of MSG Networks’ direct-to-consumer (“DTC”) and authenticated streaming product, MSG+. Words such as “expects,” “anticipates,” “believes,” “estimates,” “may,” “will,” “should,” “could,” “potential,” “continue,” “intends,” “plans,” and similar words and terms used in the discussion of future operating and future financial performance identify forward-looking statements. Investors are cautioned that such forward-looking statements are not guarantees of future performance, results or events and involve risks and uncertainties and that actual results or developments may differ materially from the forward-looking statements as a result of various factors. Factors that may cause such differences to occur include, but are not limited to:
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
•the popularity of The Sphere Experience, as well as our ability to continue to attract advertisers and marketing partners, and audiences to attend, and artists to perform at, residencies, concerts and other events at Sphere in Las Vegas;
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
•the effect of any postponements or cancellations of events by third-parties or the Company as a result of future pandemics, due to operational challenges and other health and safety concerns;
•the extent to which attendance at Sphere in Las Vegas may be impacted by government actions, health concerns of potential attendees or reduced tourism;
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
•our ability to achieve the intended benefits of the MSGE Distribution; and
•the additional factors described under “Risk Factors” included in Part II of this Form 10-Q for the fiscal quarter ended March 31, 2024 (this “Form 10-Q”) and under “Risk Factors” in the Company’s Annual Report on Form 10-K for the fiscal year ended June 30, 2023 filed with the Securities and Exchange Commission (the “SEC”) on August 22, 2023 (the “2023 Form 10-K”).
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
Introduction
This MD&A is provided as a supplement to, and should be read in conjunction with, the Company’s unaudited condensed consolidated financial statements (the “financial statements”) and accompanying notes thereto included in “— Item 1. Financial Statements” of this Form 10-Q, as well as the Company’s audited consolidated financial statements and notes thereto as of June 30, 2023 and 2022 and for the three years ended June 30, 2023, 2022 and 2021 (the “Audited Consolidated Annual Financial Statements”) included in the 2023 Form 10-K, to help provide an understanding of our financial condition, changes in financial condition and results of operations.
Business Overview
The Company is a premier live entertainment and media company comprised of two reportable segments, Sphere and MSG Networks. Sphere is a next-generation entertainment medium, and MSG Networks operates two regional sports and entertainment networks, as well as a direct-to-consumer (“DTC”) and authenticated streaming product.
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
MSG Networks: This segment is comprised of the Company’s regional sports and entertainment networks, MSG Network and MSG Sportsnet, as well as its DTC and authenticated streaming product, MSG+. MSG Networks serves the New York designated market area, as well as other portions of New York, New Jersey, Connecticut and Pennsylvania and features a wide range of sports content, including exclusive live local games and other programming of the New York Knicks (the “Knicks”) of the National Basketball Association (the “NBA”) and the New York Rangers (the “Rangers”), New York Islanders (the “Islanders”), New Jersey Devils (the “Devils”) and Buffalo Sabres (the “Sabres”) of the National Hockey League (the “NHL”), as well as significant coverage of the New York Giants (the “Giants”) and the Buffalo Bills (the “Bills”) of the National Football League (the “NFL”).
Our MD&A is organized as follows:
Results of Operations. This section provides an analysis of our unaudited results of operations for the three and nine months ended March 31, 2024 and 2023 on both a (i) consolidated basis and (ii) segment basis.

Liquidity and Capital Resources. This section provides a discussion of our financial condition and liquidity, an analysis of our cash flows for the nine months ended March 31, 2024 and 2023, as well as certain contractual obligations and off-balance sheet arrangements.
Seasonality of Our Business. This section discusses the seasonal performance of our business.
Recently Issued Accounting Pronouncements and Critical Accounting Policies. This section discusses accounting pronouncements that have been adopted by the Company, recently issued accounting pronouncements not yet adopted by the Company, as well as the results of the Company’s annual impairment testing of goodwill and identifiable indefinite-lived intangible assets performed during the first quarter of Fiscal Year 2024. This section should be read together with our critical accounting policies, which are discussed in the 2023 Form 10-K under “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations — Recently Issued Accounting Pronouncements and Critical Accounting Estimates” and in the notes to the Audited Consolidated Annual Financial Statements included therein.
MSG Entertainment Distribution
On April 20, 2023 (the “MSGE Distribution Date”), the Company distributed approximately 67% of the outstanding common stock of Madison Square Garden Entertainment Corp. (“MSG Entertainment”, formerly MSGE Spinco, Inc.) to its stockholders (the “MSGE Distribution”), with the Company retaining approximately 33% of the outstanding common stock of MSG Entertainment (in the form of MSG Entertainment Class A common stock) immediately following the MSGE Distribution (the “MSGE Retained Interest”). Following the MSGE Distribution Date, the Company retained the Sphere and MSG Networks businesses and MSG Entertainment now owns the traditional live entertainment business previously owned and operated by the Company through its Entertainment business segment, excluding the Sphere business. In the MSGE Distribution, stockholders of the Company received (a) one share of MSG Entertainment’s Class A common stock, par value $0.01 per share, for every share of the Company’s Class A common stock, par value $0.01 per share (“Class A Common Stock”), held of record as of the close of business, New York City time, on April 14, 2023 (the “Record Date”), and (b) one share of MSG Entertainment’s Class B common stock, par value $0.01 per share, for every share of the Company’s Class B common stock, par value $0.01 per share (“Class B Common Stock”), held of record as of the close of business, New York City time, on the Record Date. See Note 1. Description of Business and Basis of Presentation, to the Audited Consolidated Annual Financial Statements included in the 2023 Form 10-K for more information about the MSGE Distribution. As of March 31, 2024, following the sales of portions of the MSGE Retained Interest and the repayment of the delayed draw term loan with MSG Entertainment using a portion of the MSGE Retained Interest, the Company no longer holds any of the outstanding common stock of MSG Entertainment.
As of April 20, 2023, the MSG Entertainment business met the criteria for discontinued operations and was classified as a discontinued operation.
Tao Group Hospitality Disposition
On May 3, 2023, the Company completed the sale of its 66.9% majority interest in TAO Group Sub-Holdings LLC (“Tao Group Hospitality”) to a subsidiary of Mohari Hospitality Limited, a global investment company focused on the luxury lifestyle and hospitality sectors (the “Tao Group Hospitality Disposition”). See Note 3. Discontinued Operations, to the Audited Consolidated Annual Financial Statements, included in the 2023 Form 10-K for more information about the Tao Group Hospitality Disposition.
Since March 31, 2023, the Tao Group Hospitality segment met the criteria for discontinued operations and was classified as a discontinued operation.
Factors Affecting Operating Results
The operating results of our Sphere segment are largely dependent on our ability to continue to attract (i) audiences to The Sphere Experience, (ii) advertisers and marketing partners, and (iii) guests to attend, and artists to perform at, residencies, concerts and other events at our venue. The operating results of our MSG Networks segment are largely dependent on (i) the affiliation agreements MSG Networks negotiates with Distributors, (ii) the number of subscribers of certain Distributors, (iii) the success of MSG+, MSG Networks’ DTC and authenticated streaming product, and (iv) the advertising rates we charge advertisers. Certain of these factors in turn depend on the popularity and/or performance of the professional sports teams whose games we broadcast on our networks.
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

Condensed Consolidated Results of Operations
Comparison of the Three and Nine Months Ended March 31, 2024 versus the Three and Nine Months Ended March 31, 2023
The tables below set forth, for the periods presented, certain historical financial information.

	Three Months Ended
	March 31,		Change
	2024	2023	Amount	Percentage
Revenues	$321,330	$162,062	$159,268	98%
Direct operating expenses	(154,040)	(93,665)	(60,375)	(64)%
Selling, general, and administrative expenses	(123,149)	(143,433)	20,284	14%
Depreciation and amortization	(79,867)	(8,200)	(71,667)	NM
Restructuring charges	(4,667)	(18,670)	14,003	75%
Operating loss	(40,393)	(101,906)	61,513	60%
Interest income	7,654	3,374	4,280	127%
Interest expense	(27,119)	—	(27,119)	NM
Other expense, net	(3,256)	(4,182)	926	22%
Loss from operations before income taxes	(63,114)	(102,714)	39,600	39%
Income tax benefit (expense)	15,874	(11,284)	27,158	NM
Loss from continuing operations	(47,240)	(113,998)	66,758	59%
Income from discontinued operations, net of taxes	—	55,443	(55,443)	NM
Net loss	(47,240)	(58,555)	11,315	19%
Less: Net loss attributable to nonredeemable noncontrolling interests from discontinued operations	—	(216)	216	NM
Less: Net loss attributable to redeemable noncontrolling interests from discontinued operations	—	(1,492)	1,492	NM
Net loss attributable to Sphere Entertainment Co.’s stockholders	$(47,240)	$(56,847)	$9,607	17%

	Nine Months Ended
	March 31,		Change
	2024	2023	Amount	Percentage
Revenues	$753,494	$444,732	$308,762	69%
Direct operating expenses	(398,305)	(259,485)	(138,820)	(53)%
Selling, general, and administrative expenses	(325,813)	(342,479)	16,666	5%
Depreciation and amortization	(174,157)	(21,719)	(152,438)	NM
Impairment and other (losses) gains, net	(115,738)	3,000	(118,738)	NM
Restructuring charges	(9,345)	(26,745)	17,400	65%
Operating loss	(269,864)	(202,696)	(67,168)	(33)%
Interest income	17,958	9,376	8,582	92%
Interest expense	(52,947)	—	(52,947)	NM
Other income (expense), net	37,810	(5,952)	43,762	NM
Loss from operations before income taxes	(267,043)	(199,272)	(67,771)	(34)%
Income tax benefit	113,627	11,663	101,964	NM
Loss from continuing operations	(153,416)	(187,609)	34,193	18%
(Loss) income from discontinued operations, net of taxes	(647)	155,568	(156,215)	NM
Net Loss	(154,063)	(32,041)	(122,022)	NM
Less: Net loss attributable to nonredeemable noncontrolling interests from discontinued operations	—	(682)	682	NM
Less: Net income attributable to redeemable noncontrolling interests from discontinued operations	—	2,661	(2,661)	NM
Net loss attributable to Sphere Entertainment Co.’s stockholders	$(154,063)	$(34,020)	$(120,043)	NM
_________________
NM — Absolute percentages greater than 200% and comparisons from positive to negative values or to zero values are considered not meaningful.
The following is a summary of changes in our segments’ operating results for the three and nine months ended March 31, 2024, as compared to the prior year period, which are discussed below under “Business Segment Results.”

	Three Months Ended
	March 31, 2024
Changes attributable to	Revenues	Direct operating expenses	Selling, general and administrative expenses	Depreciation and amortization	Impairment and other (losses) gains, net	Restructuring charges	Operating loss
Sphere segment	$169,738	$(57,880)	$(25,595)	$(71,195)	$—	$13,784	$28,852
MSG Networks segment	(10,470)	(2,495)	45,879	(472)	—	219	32,661
	$159,268	$(60,375)	$20,284	$(71,667)	$—	$14,003	$61,513

	Nine Months Ended
	March 31, 2024
Changes attributable to	Revenues	Direct operating expenses	Selling, general and administrative expenses	Depreciation and amortization	Impairment and other (losses) gains, net	Restructuring charges	Operating loss
Sphere segment	$344,023	$(133,023)	$(55,599)	$(151,352)	$(118,738)	$13,193	$(101,496)
MSG Networks segment	(35,261)	(5,797)	72,265	(1,086)	—	4,207	34,328
	$308,762	$(138,820)	$16,666	$(152,438)	$(118,738)	$17,400	$(67,168)
Depreciation and amortization
For the three and nine months ended March 31, 2024, depreciation and amortization increased $71,667, and $152,438, respectively, as compared to the prior year period primarily due to assets related to Sphere in Las Vegas that were placed in service during the first quarter of Fiscal Year 2024.

Impairment and other (losses) gains, net
For the nine months ended March 31, 2024, the Company recognized impairment and other losses, net of $115,738, as compared to other gains of $3,000, in the prior year period. The current year nine-month period includes an impairment charge of $116,541 in connection with the Company’s decision in November 2023 to no longer pursue the development of a Sphere in the United Kingdom. There were no impairment and other (losses) gains, net in the three months ended March 31, 2024 and 2023.
Restructuring charges

For the three and nine months ended March 31, 2024, the Company recorded restructuring charges of $4,667 and $9,345, respectively, related to termination benefits provided for certain executives and employees, as compared to restructuring charges of $18,670 and $26,745 in the three and nine months ended March 31, 2023, respectively, as a result of the Company’s cost reduction program implemented during Fiscal Year 2023.
Interest income
For the three and nine months ended March 31, 2024, interest income increased $4,280 and $8,582, respectively, as compared to the prior year periods, primarily due to higher interest rates and higher average cash and cash equivalent balances.
Interest expense
For the three and nine months ended March 31, 2024, interest expense increased $27,119 and $52,947, respectively, as compared to the prior year periods, primarily due to (i) the Company discontinuing the capitalization of interest expense during the second quarter of Fiscal Year 2024 as assets were placed into service following the opening of the Sphere in Las Vegas and (ii) interest expense on the 3.50% Convertible Senior Notes due 2028 (the “3.50% Convertible Senior Notes”), which were issued in December 2023.
Other (expense) income, net
For the three months ended March 31, 2024, other expense, net decreased $926 as compared to the prior year period, primarily due to smaller losses on equity method investments. For the nine months ended March 31, 2024 other income (expense), net increased $43,762, as compared to the prior year period, primarily due to a realized gain of $62,647 related to the settlement of litigation related to the merger between a subsidiary of the Company and MSG Networks Inc. (the “Networks Merger”), partially offset by a realized loss of $19,027 related to the sale of a portion of the MSGE Retained Interest during the first quarter of Fiscal Year 2024.
Income tax benefit (expense)
In general, the Company is required to use an estimated annual effective tax rate to measure the tax benefit or expense recognized in an interim period. The estimated annual effective tax rate is revised on a quarterly basis.
Income tax benefit for the three and nine months ended March 31, 2024 of $15,874 and $113,627, respectively, reflects an effective tax rate of 25% and 43%, respectively. For the three months ended March 31, 2024, the effective tax rate exceeded the statutory federal tax rate of 21% primarily due to state and local taxes. For the nine months ended March 31, 2024, the effective tax rate exceeds the statutory federal tax rate of 21% primarily due to discrete items including $64,401 of income tax benefit related to the state tax rate change used to measure the deferred taxes, and income tax benefit of $15,655 related to the nontaxable gain on the repayment of all amounts outstanding under the delayed draw term loan facility (the “DDTL Facility”), partially offset by an increase in the foreign valuation allowance of $29,522.
Income tax expense for the three months ended March 31, 2023 of $11,284 reflects an effective tax rate of 11%. The effective tax rate was lower than the statutory federal tax rate of 21% primarily due to state and local taxes.
Income tax benefit for the nine months ended March 31, 2023 of $11,663 reflects an effective tax rate of 6%. The effective tax rate was lower than the statutory federal tax rate of 21% primarily due to state and local taxes.

Adjusted operating income (loss)
The following is a reconciliation of operating loss to adjusted operating income (loss) (as defined in Note 16. Segment Information to the condensed consolidated financial statements included in “— Item 1. Financial Statements” of this Form 10-Q) for the three and nine months ended March 31, 2024 as compared to the prior year periods:

	Three Months Ended
	March 31,		Change
	2024	2023	Amount	Percentage
Operating loss	$(40,393)	$(101,906)	$61,513	60%
Share-based compensation	16,724	9,105	7,619	84%
Depreciation and amortization	79,867	8,200	71,667	NM
Restructuring charges	4,667	18,670	(14,003)	(75)%
Merger and acquisition related costs, net of insurance recoveries	508	47,045	(46,537)	(99)%
Amortization for capitalized cloud computing arrangement costs	22	168	(146)	(87)%
Remeasurement of deferred compensation plan liabilities	126	—	126	NM
Adjusted operating income (loss)	$61,521	$(18,718)	$80,239	NM

	Nine Months Ended
	March 31,		Change
	2024	2023	Amount	Percentage
Operating loss	$(269,864)	$(202,696)	$(67,168)	(33)%
Share-based compensation	33,523	36,950	(3,427)	(9)%
Depreciation and amortization	174,157	21,719	152,438	NM
Restructuring charges	9,345	26,745	(17,400)	(65)%
Impairment and other losses (gains), net	115,738	(3,000)	118,738	NM
Merger and acquisition related costs, net of insurance recoveries	(8,155)	57,181	(65,336)	NM
Amortization for capitalized cloud computing arrangement costs	66	416	(350)	(84)%
Remeasurement of deferred compensation plan liabilities	264	—	264	NM
Adjusted operating income (loss)	$55,074	$(62,685)	$117,759	NM
________________
NM — Absolute percentages greater than 200% and comparisons from positive to negative values or to zero values are considered not meaningful.
Adjusted operating income for the three months ended March 31, 2024 increased $80,239 to $61,521. Adjusted operating income for the nine months ended March 31, 2024 increased $117,759 to $55,074. The changes in adjusted operating income were attributable to the following:

	Three Months Ended	Nine Months Ended
Changes attributable to	March 31, 2024	March 31, 2024
Sphere segment	$89,955	$145,940
MSG Networks segment	(9,716)	(28,181)
	$80,239	$117,759

For a discussion of these variances, see “—Business Segment Results” below.

Business Segment Results
Sphere
The tables below set forth, for the periods presented, certain historical financial information and a reconciliation of operating loss to adjusted operating income (loss) for the Company’s Sphere segment.

	Three Months Ended
	March 31,		Change
	2024	2023	Amount	Percentage
Revenues	$170,364	$626	$169,738	NM
Direct operating expenses	(62,294)	(4,414)	(57,880)	NM
Selling, general, and administrative expenses	(108,976)	(83,381)	(25,595)	(31)%
Depreciation and amortization	(77,706)	(6,511)	(71,195)	NM
Restructuring charges	(4,886)	(18,670)	13,784	74%
Operating loss	$(83,498)	$(112,350)	$28,852	26%
Reconciliation to adjusted operating income (loss):
Share-based compensation	13,273	8,466	4,807	57%
Depreciation and amortization	77,706	6,511	71,195	NM
Restructuring charges	4,886	18,670	(13,784)	(74)%
Merger and acquisition related costs, net of insurance recoveries	416	1,532	(1,116)	(73)%
Amortization for capitalized cloud computing arrangement costs	—	125	(125)	NM
Remeasurement of deferred compensation plan liabilities	126	—	126	NM
Adjusted operating income (loss)	$12,909	$(77,046)	$89,955	NM

	Nine Months Ended
	March 31,		Change
	2024	2023	Amount	Percentage
Revenues	$345,942	$1,919	$344,023	NM
Direct operating expenses	(137,437)	(4,414)	(133,023)	NM
Selling, general, and administrative expenses	(290,930)	(235,331)	(55,599)	(24)%
Depreciation and amortization	(168,127)	(16,775)	(151,352)	NM
Impairment and other (losses) gains, net	(115,738)	3,000	(118,738)	NM
Restructuring charges	(9,564)	(22,757)	13,193	58%
Operating loss	$(375,854)	$(274,358)	$(101,496)	(37)%
Reconciliation to adjusted operating loss:
Share-based compensation	28,177	31,308	(3,131)	(10)%
Depreciation and amortization	168,127	16,775	151,352	NM
Restructuring charges	9,564	22,757	(13,193)	(58)%
Impairment and other losses (gains), net	115,738	(3,000)	118,738	NM
Merger and acquisition related costs, net of insurance recoveries	(2,086)	4,223	(6,309)	NM
Amortization for capitalized cloud computing arrangement costs	—	285	(285)	NM
Remeasurement of deferred compensation plan liabilities	264	—	264	NM
Adjusted operating loss	$(56,070)	$(202,010)	$145,940	72%
________________
NM — Absolute percentages greater than 200% and comparisons from positive to negative values or to zero values are considered not meaningful.

Revenues
For the three and nine months ended March 31, 2024, revenues increased $169,738 and $344,023, respectively, as compared to the prior year periods. The changes in revenues were attributable to the following:

	Three Months Ended	Nine Months Ended
	March 31, 2024	March 31, 2024
Increase in revenues for The Sphere Experience	$100,505	$194,635
Increase in event-related revenues	34,331	98,697
Increase in revenues from sponsorship, signage, Exosphere advertising, and suite license fee revenues	32,943	53,019
Other net increases	1,959	(2,328)
	$169,738	$344,023
For the three and nine months ended March 31, 2024, the increase in revenues for The Sphere Experience was due to the October 6, 2023 debut of The Sphere Experience featuring Postcard From EarthTM, with 257 and 449 performances taking place during the three and nine months ended March 31, 2024, respectively.
For the three months ended March 31, 2024, the increase in event-related revenues was due to revenues from concerts. For the nine months ended March 31, 2024, the increase in event-related revenues was primarily due to revenues from concerts and, to a lesser extent, revenues from one marquee sporting event held at Sphere in Las Vegas.
For the three and nine months ended March 31, 2024, the increase in revenues from sponsorship, signage, Exosphere advertising and suite license fee revenues primarily reflects advertising campaigns on the venue’s Exosphere, which began in September 2023, and, to a lesser extent, suite license fee revenues, which reflects the opening of Sphere in Las Vegas on September 29, 2023.
Direct operating expenses
For the three and nine months ended March 31, 2024, direct operating expenses increased by $57,880 and $133,023, respectively, as compared to the prior year period. The changes in direct operating expenses were attributable to the following:

	Three Months Ended	Nine Months Ended
	March 31, 2024	March 31, 2024
Increase in direct operating expenses for The Sphere Experience	$29,849	$57,947
Increase in venue operating expenses	13,409	31,393
Increase in event-related direct operating expenses	8,565	32,658
Increase in expenses from sponsorship, signage, Exosphere advertising, and suite license fees	3,122	5,156
Other net increases	2,935	5,869
	$57,880	$133,023
For the three and nine months ended March 31, 2024, the increase in direct operating expenses for The Sphere Experience reflects expenses associated with 257 and 449 performances of The Sphere Experience featuring Postcard From Earth taking place during the three and nine months ended March 31, 2024, respectively.
For the three and nine months ended March 31, 2024, the increase in venue operating expenses reflects the opening of Sphere in Las Vegas on September 29, 2023.
For the three months ended March 31, 2024, the increase in event-related direct operating expenses was primarily due to expenses from concerts. For the nine months ended March 31, 2024, the increase in event-related direct operating expenses was primarily due to expenses from concerts and, to a lesser extent, expenses from one marquee sporting event held at Sphere in Las Vegas.
For the three and nine months ended March 31, 2024, the increase in direct operating expenses from sponsorship, signage, Exosphere advertising, and suite license fees primarily reflects expenses related to advertising campaigns on the venue’s Exosphere, which began in September 2023.
Selling, general, and administrative expenses
For the three and nine months ended March 31, 2024, selling, general, and administrative expenses increased $25,595 and $55,599, respectively, as compared to the prior year periods. The increase was primarily due to higher employee compensation and related benefits, the impact of the Company’s transition services agreement with MSG Entertainment, and other cost increases.

The overall increase was partially offset by the absence of certain corporate expenses that were included in the results for the three and nine months ended March 31, 2023. While the Company did not incur these corporate costs after the MSGE Distribution Date (April 20, 2023) and does not expect to incur these corporate costs in future periods, they did not meet the criteria for inclusion in discontinued operations for all periods prior to the MSGE Distribution Date.
Depreciation and amortization
For the three and nine months ended March 31, 2024, depreciation and amortization increased $71,195 and $151,352, respectively, as compared to the prior year periods primarily due to an increase in depreciation of assets relating to Sphere in Las Vegas that were placed in service during the first quarter of Fiscal Year 2024.
Impairment and other (losses) gains, net
For the nine months ended March 31, 2024, the Company recognized a loss of $115,738, as compared to a gain of $3,000, in the prior year period. The current year nine-month period includes an impairment loss of $116,541 in connection with the Company’s decision in November 2023 to no longer pursue the development of a Sphere in the United Kingdom. There were no impairment and other (losses) gains, net in the three months ended March 31, 2024 and 2023.
Restructuring charges
For the three and nine months ended March 31, 2024, the Company recognized restructuring charges of $4,886 and $9,564, respectively, related to termination benefits provided for certain executives and employees, as compared to restructuring charges of $18,670 and $22,757 in the three and nine months ended March 31, 2023, respectively, as a result of the Company’s cost reduction program implemented during Fiscal Year 2023.
Operating loss
For the three months ended March 31, 2024, operating loss decreased $28,852 as compared to the prior year period, primarily due to an increase in revenues, and, to a lesser extent, a decrease in restructuring charges, partially offset by an increase in depreciation and amortization, direct operating expenses and, to a lesser extent, selling, general and administrative expenses. For the nine months ended March 31, 2024, operating loss increased $101,496 as compared to the prior year period, primarily due to an increase in depreciation and amortization, direct operating expenses, impairment and other (losses) gains, net, and, to a lesser extent, selling, general and administrative expenses, partially offset by an increase in revenues and a decrease in restructuring charges.
Adjusted operating income (loss)
For the three months ended March 31, 2024, adjusted operating income increased $89,955 and for the nine months ended March 31, 2024, adjusted operating loss improved $145,940, both as compared to the prior year periods, primarily due to an increase in revenues, partially offset by an increase in direct operating expenses and selling, general and administrative expenses (excluding share-based compensation expense and merger and acquisition related costs).

MSG Networks
The tables below set forth, for the periods presented, certain historical financial information and a reconciliation of operating income to adjusted operating income for the Company’s MSG Networks segment.

	Three Months Ended
	March 31,		Change
	2024	2023	Amount	Percentage
Revenues	$150,966	$161,436	$(10,470)	(6)%
Direct operating expenses	(91,746)	(89,251)	(2,495)	(3)%
Selling, general, and administrative expenses	(14,173)	(60,052)	45,879	76%
Depreciation and amortization	(2,161)	(1,689)	(472)	(28)%
Restructuring charges	219	—	219	NM
Operating income	$43,105	$10,444	$32,661	NM
Reconciliation to adjusted operating income:
Share-based compensation	3,451	639	2,812	NM
Depreciation and amortization	2,161	1,689	472	28%
Restructuring charges	(219)	—	(219)	NM
Merger and acquisition related costs, net of insurance recoveries	92	45,513	(45,421)	(100)%
Amortization for capitalized cloud computing arrangement costs	22	43	(21)	(49)%
Adjusted operating income	$48,612	$58,328	$(9,716)	(17)%

	Nine Months Ended
	March 31,		Change
	2024	2023	Amount	Percentage
Revenues	$407,552	$442,813	$(35,261)	(8)%
Direct operating expenses	(260,868)	(255,071)	(5,797)	(2)%
Selling, general, and administrative expenses	(34,883)	(107,148)	72,265	67%
Depreciation and amortization	(6,030)	(4,944)	(1,086)	(22)%
Restructuring charges	219	(3,988)	4,207	NM
Operating income	$105,990	$71,662	$34,328	48%
Reconciliation to adjusted operating income:
Share-based compensation	5,346	5,642	(296)	(5)%
Depreciation and amortization	6,030	4,944	1,086	22%
Restructuring charges	(219)	3,988	(4,207)	NM
Merger and acquisition related costs, net of insurance recoveries	(6,069)	52,958	(59,027)	NM
Amortization for capitalized cloud computing arrangement costs	66	131	(65)	(50)%
Adjusted operating income	$111,144	$139,325	$(28,181)	(20)%
________________
NM — Absolute percentages greater than 200% and comparisons from positive to negative values or to zero values are considered not meaningful.
Revenues
For the three and nine months ended March 31, 2024, revenues decreased $10,470 and $35,261, respectively, as compared to the prior year period. The changes in revenues were attributable to the following:

	Three Months Ended	Nine Months Ended
	March 31, 2024	March 31, 2024
Decrease in distribution revenue	$(8,362)	$(33,283)
Decrease in advertising revenue	(1,466)	(1,438)
Other net decreases	(642)	(540)
	$(10,470)	$(35,261)

In June 2023, MSG Networks introduced MSG+, a DTC and authenticated streaming product, which allows subscribers to access MSG Network and MSG Sportsnet as well as on demand content across various devices. MSG+ is available on a free, authenticated basis to subscribers of participating Distributors (including all of MSG Networks’ major Distributors), as well as for purchase by viewers on a DTC basis through monthly and annual subscriptions, as well as single game purchases. As a result, (i) distribution revenue as presented above includes both affiliation fee revenue earned from Distributors for the right to carry the Company’s networks as well as revenue earned from subscriptions and single game purchases on MSG+; (ii) advertising revenue as presented above includes the impact of MSG+ advertising revenue; and (iii) total subscribers as discussed below includes both subscribers of Distributors as well as monthly and annual subscribers of MSG+.

For the three months ended March 31, 2024, distribution revenue decreased $8,362, primarily due to a decrease in total subscribers of approximately 12.5%, partially offset by the impact of higher affiliation rates in the current year quarter.
For the nine months ended March 31, 2024, distribution revenue decreased $33,299, primarily due to a decrease in total subscribers of approximately 11.9% and the absence of a favorable affiliate adjustment of approximately $2,300 recorded in the prior year period, partially offset by the impact of higher affiliation rates in the current year period.
For the three and nine months ended March 31, 2024 advertising revenue decreased $1,466, and $1,438 respectively, primarily due to lower per-game advertising sales related to live professional sports telecasts on the linear networks and lower advertising revenue from branded content, partially offset by higher advertising revenue related to MSG+.

Direct operating expenses
For the three and nine months ended March 31, 2024 direct operating expenses increased by $2,495 and $5,797, respectively, as compared to the prior year period. The changes in direct operating expenses were attributable to the following:

	Three Months Ended	Nine Months Ended
	March 31, 2024	March 31, 2024
Increase in other programming and production content costs	$2,198	$3,466
Increase in rights fees expense	297	2,331
	$2,495	$5,797
For the three and nine months ended March 31, 2024, other programming and production content costs increased $2,198 and $3,466, respectively, primarily due to the impact of MSG+ in the current year periods, partially offset by other net cost decreases.

For the three and nine months ended March 31, 2024, rights fees expense increased $297 and $2,331, respectively, primarily due to the impact of annual contractual rate increases, substantially offset by reductions resulting from fewer NBA and NHL games made available to MSG Networks for exclusive broadcast.

Selling, general, and administrative expenses
For the three months ended March 31, 2024, selling, general and administrative expenses of $14,173 decreased $45,879 as compared to the prior year period, primarily due to lower professional fees of $46,025, mainly reflecting a decrease in litigation-related expenses associated with the Networks Merger.

For the nine months ended March 31, 2024, selling, general and administrative expenses of $34,883 decreased $72,265 as compared to the prior year period, primarily due to (i) lower professional fees of $51,162, inclusive of litigation-related insurance recoveries associated with the Networks Merger in the current year period, (ii) lower advertising and marketing costs of $11,015, and (iii) lower employee compensation and related benefits of $8,125.

Operating income
For the three and nine months ended March 31, 2024, operating income increased $32,661 and $34,328, respectively, as compared to the prior year period, primarily due to the decrease in selling, general and administrative expenses, partially offset by the decrease in revenues and to a lesser extent, the increase in direct operating expenses.

Adjusted operating income
For the three and nine months ended March 31, 2024, adjusted operating income decreased $9,716 and $28,181, respectively, as compared to the prior year period, primarily due to the decrease in revenues and, to a lesser extent, the increase in direct operating expenses, partially offset by the decrease in selling, general and administrative expenses (excluding merger and acquisition related costs, net of insurance recoveries, and share-based compensation expense).
Liquidity and Capital Resources
Sources and Uses of Liquidity
As of March 31, 2024, the Company’s unrestricted cash and cash equivalents balance was $680,575, as compared to $614,549 as of December 31, 2023. Included in unrestricted cash and cash equivalents as of March 31, 2024 was (1) $125,252 in advance cash proceeds primarily from ticket sales, a majority of which the Company expects to pay to artists and promoters, and (2) $102,825 of cash and cash equivalents at MSG Networks, which is not available for distribution to the Company in order to maintain compliance with the covenants under the MSG Networks Credit Facilities (as defined below) (which, for the avoidance of doubt, remain available to be used in connection with the refinancing of such facilities as discussed below). In addition, as of March 31, 2024, the Company had $423,113 of accounts payable, accrued and other current liabilities, including $155,352 of capital expenditure accruals primarily related to Sphere construction (a significant portion of which is in dispute and which the Company does not expect to pay).
The principal balance of the Company’s total debt outstanding as of March 31, 2024 was $1,404,125, including $870,375 of debt under the MSG Networks Credit Facilities which is classified as short-term on the condensed consolidated balance sheets.
Our primary sources of liquidity are cash and cash equivalents and cash flows from the operations of our businesses. The Company’s uses of cash over the next 12 months beyond the issuance date of the accompanying unaudited condensed consolidated financial statements included in this Form 10-Q (and over the following 12 months thereafter) are expected to be substantial and include working capital-related items (including funding our operations), capital spending (including the creation of additional original content for Sphere), required debt service payments, payments we expect to be made in connection with the refinancing of our indebtedness, and investments and related loans and advances that we may fund from time to time. We may also use cash to repurchase our common stock. Our decisions as to the use of our available liquidity will be based upon the ongoing review of the funding needs of our businesses, the optimal allocation of cash resources, and the timing of cash flow generation. To the extent that we desire to access alternative sources of funding through the capital and credit markets, market conditions could adversely impact our ability to do so at that time.
Our ability to have sufficient liquidity to fund our operations and refinance our indebtedness is dependent on the ability of Sphere to generate significant positive cash flow. Although Sphere has been embraced by guests, artists, promoters, advertisers and marketing partners, and we anticipate that Sphere will generate substantial revenue and adjusted operating income on an annual basis over time, there can be no assurance that guests, artists, promoters, advertisers and marketing partners will continue to embrace this new platform. Original immersive productions, such as Postcard From Earth, have not been previously pursued on the scale of Sphere, which increases the uncertainty of our operating expectations. To the extent that our efforts do not result in viable shows, or to the extent that any such productions do not achieve expected levels of popularity among audiences, we may not generate the cash flows from operations necessary to fund our operations. To the extent we do not realize expected cash flows from operations from Sphere, we would have to take several actions to improve our financial flexibility and preserve liquidity, including significant reductions in both labor and non-labor expenses as well as reductions and/or deferrals in capital spending. Therefore, while we currently believe we will have sufficient liquidity from cash and cash equivalents and cash flows from operations (including expected cash flows from operations from Sphere) to fund our operations and, at a minimum, make required aggregate quarterly amortization payments of $41,250 on the MSG Networks Credit Facilities, as described below, no assurance can be provided that our liquidity will be sufficient in the event any of the preceding uncertainties facing Sphere are realized over the next 12 months beyond the issuance date of the accompanying unaudited condensed consolidated financial statements included in this Form 10-Q. The Company also anticipates MSG Networks will pay down a portion of the outstanding term loan under the MSG Networks Credit Facilities prior to its maturity in October 2024, as discussed below, (including as a result of an equity contribution to MSG Networks by Sphere Entertainment Group, LLC (“Sphere Entertainment Group”)). See the risk factor entitled “We Have Substantial Indebtedness and Are Highly Leveraged, Which Could Adversely Affect Our Business” in “Part II — Item 1A. Risk Factors” included in this Form 10-Q.
As disclosed in Note 11. Credit Facilities and Convertible Notes, all of the outstanding borrowings under the MSG Networks Credit Facilities are guaranteed by the MSGN Guarantors (as defined under Note 11. Credit Facilities and Convertible Notes) and secured by the MSGN Collateral (as defined under Note 11. Credit Facilities and Convertible Notes). Sphere Entertainment Co., Sphere Entertainment Group and the subsidiaries of Sphere Entertainment Group (collectively, the “Non-Credit Parties”) are not legally obligated to fund the outstanding borrowings under the MSG Networks Credit Facilities, nor are the assets of the Non-Credit Parties pledged as security under the MSG Networks Credit Facilities. Prior to maturity of the MSG Networks Credit Facilities in October 2024, MSG Networks expects to make $41,250 in required quarterly amortization payments on the MSG Networks Credit Facilities. The remaining outstanding borrowings under the MSG Networks Credit Facilities of $829,125 are scheduled to mature in October 2024, which is within one year of the issuance date of the accompanying unaudited condensed consolidated financial statements included in this Form 10-Q. However, MSG Networks will be unable to generate sufficient operating cash flows prior to the maturity to settle the remaining outstanding borrowings under the MSG Networks Credit Facilities when they become due absent action taken by management to refinance the outstanding borrowings.
As of the issuance date of the Company’s unaudited condensed consolidated financial statements for the quarter ended March 31, 2024, management is in the advanced stages of negotiating a refinancing of the MSG Networks Credit Facilities with a syndicate of its lenders. In this regard, the Company has had advanced discussions with a number of its lenders to participate in the refinancing and amend and extend the MSG Networks Credit Facilities with agreed upon preliminary terms and provisions. The proposed refinancing is subject to finalization of the syndicate, completion of the loan closing documentation and other closing procedures. The proposed refinancing and amendment to the MSG Networks Credit Facilities would include, among other things, (1) a reduction in the amount of the existing term loan, as a result of a partial repayment of the existing term loan by MSG Networks, a portion of the cash associated with the repayment is expected to be funded through a cash equity contribution from Sphere Entertainment Group to MSG Networks, for which such contribution is not expected to adversely impact Sphere Entertainment’s ability to fund its operations and growth initiatives, (2) a reduction in the size of the existing senior secured revolving credit facility, (3) an extension of the maturity date by one year to October 10, 2025, and (4) amendments to certain terms, including adding MSG Networks Inc. and Rainbow Garden Corp. as guarantors, and including a higher amortization rate, higher interest rates, more restrictive covenants (including prohibiting restricted payments to Sphere Entertainment) and adding additional events of default.
Management believes it is probable that (1) the refinancing will be completed or (2) if the refinancing is not completed, MSG Networks would decide to enter into a work-out or seek bankruptcy protection prior to the lenders exercising their rights under the MSG Networks Credit Facilities. While MSG Networks has historically been able to refinance its indebtedness, management can provide no assurance that MSG Networks will be able to refinance the MSG Networks Credit Facilities, or that such refinancing will be secured on terms that are acceptable to MSG Networks. In the event MSG Networks is unable to refinance the amount scheduled to mature under the MSG Networks Credit Facilities or secure alternative sources of funding through the capital and credit markets on acceptable terms, the lenders could exercise their remedies under the MSG Networks Credit Facilities, which would include, but not be limited to, declaring an event of default and foreclosing on the MSGN Collateral. See the risk factor entitled “Although We Expect to Refinance the MSGN Credit Facilities Prior to Their Maturity in October 2024, There Can Be No Assurances That We Will Be Successful; If We Do Not Refinance the MSGN Credit Facilities, the Outstanding Debt Thereunder Could Be Accelerated and the Lenders Could Foreclose Upon the MSG Networks Business” in “Part II — Item 1A. Risk Factors” included in this Form 10-Q. In the event of an exercise of post-default rights and remedies, the Company believes the lenders would have no further remedies or recourse against the Non-Credit Parties pursuant to the terms of the MSG Networks Credit Facilities. While this condition raises substantial doubt about the Company’s ability to continue as a going concern, for the reasons stated above, we have concluded this condition has been effectively alleviated and the Company will be able to continue as a going concern for at least one year beyond the issuance date of the accompanying unaudited condensed consolidated financial statements included in this Form 10-Q.
See Note 11. Credit Facilities and Convertible Notes, to the condensed consolidated financial statements included in “— Item 1. Financial Statements” of this Form 10-Q, for a discussion of the MSG Networks Credit Facilities, the LV Sphere Term Loan Facility and the 3.50% Convertible Senior Notes.
For additional information regarding the Company’s capital expenditures, including those related to Sphere in Las Vegas, see Note 18. Segment Information, to the Company’s Audited Consolidated Annual Financial Statements included in the 2023 Form 10-K.
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
MSG Networks Credit Facilities
MSGN Holdings, L.P. (“MSGN L.P.”), MSGN Eden, LLC, an indirect subsidiary of the Company and the general partner of MSGN L.P., Regional MSGN Holdings LLC, an indirect subsidiary of the Company and the limited partner of MSGN L.P. (collectively with MSGN Eden, LLC, the “MSGN Holdings Entities”), and certain subsidiaries of MSGN L.P. have senior secured credit facilities pursuant to a credit agreement (as amended and restated on October 11, 2019, the “MSGN Credit Agreement”) consisting of: (i) an initial $1,100,000 term loan facility (the “MSGN Term Loan Facility”) and (ii) a $250,000 revolving credit facility (the “MSGN Revolving Credit Facility” and, together with the MSGN Term Loan Facility, the “MSG Networks Credit Facilities”), each with a term of five years. Up to $35,000 of the MSGN Revolving Credit Facility is available for the issuance of letters of credit. As of March 31, 2024, there were no borrowings or letters of credit issued and outstanding under the MSGN Revolving Credit Facility.
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
The MSGN Credit Agreement generally requires the MSGN Holdings Entities and MSGN L.P. and its restricted subsidiaries on a consolidated basis to comply with a maximum total leverage ratio of 5.50:1.00, subject, at the option of MSGN L.P. to an upward adjustment to 6.00:1.00 during the continuance of certain events. As of March 31, 2024, the total leverage ratio was 5.36:1.00. In addition, the MSGN Credit Agreement requires a minimum interest coverage ratio of 2.00:1.00 for the MSGN Holdings Entities and MSGN L.P. and its restricted subsidiaries on a consolidated basis. As of March 31, 2024, the interest coverage ratio was 2.24:1.00. As of March 31, 2024, the MSGN Holdings Entities and MSGN L.P. and its restricted subsidiaries on a consolidated basis were in compliance with the covenants.
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
Letters of Credit
The Company uses letters of credit to support its business operations. As of March 31, 2024, there were no borrowings or letters of credit issued and outstanding under the MSGN Revolving Credit Facility. The Company has letters of credit relating to operating leases which are supported by cash and cash equivalents that are classified as restricted.
Contractual Obligations
As of March 31, 2024, the Company did not have any material changes in its non-cancelable contractual obligations (other than activities in the ordinary course of business). See Note 10. Commitments and Contingencies to the condensed consolidated financial statements included in “— Item 1. Financial Statements” of this Form 10-Q, for further details on the timing and amount of payments under various media rights agreements.
Cash Flow Discussion
As of March 31, 2024, cash, cash equivalents and restricted cash totaled $693,946, as compared to $429,114 as of June 30, 2023. The following table summarizes the Company’s cash flow activities for the nine months ended March 31, 2024 and 2023:

	Nine Months Ended
	March 31,
	2024	2023
Net cash provided by operating activities	$52,780	$137,824
Net cash used in investing activities	(20,240)	(825,484)
Net cash provided by financing activities	233,010	200,485
Effect of exchange rates on cash, cash equivalents and restricted cash	(718)	(729)
Net increase (decrease) in cash, cash equivalents, and restricted cash	$264,832	$(487,904)
Operating Activities
Net cash provided by operating activities for the nine months ended months ended March 31, 2024 decreased by $85,044 as compared to the prior year period, primarily due to a net loss in the current year period driven by higher direct operating expenses as compared to net income in the prior year period, as well as changes in working capital assets and liabilities, which included fewer collections from customers and related parties, and a larger amount of payments to vendors and related parties, as compared to the corresponding prior year period. These were offset primarily by cash collections related to deferred revenue of $66,656 in the current year period, as compared to $53,688 in the corresponding prior year period.
Investing Activities
Net cash used in investing activities for the nine months ended months ended March 31, 2024 decreased by $805,244 as compared to the prior year period, primarily due to a decrease in capital expenditures for Sphere in Las Vegas after the assets were placed into service during the first quarter of Fiscal Year 2024, as well as the proceeds from the sale of MSGE Retained Interest.

Financing Activities
Net cash provided by financing activities for the nine months ended months ended March 31, 2024 increased by $32,525 as compared to the prior year period primarily due to proceeds of $251,634 from the issuance of 3.50% Convertible Senior Notes , and $65,000 from the DDTL Facility, as compared to proceeds of $275,168 from the issuance of the LV Sphere Term Loan Facility in the corresponding prior period, and partially offset by principal repayments of long term debt of $61,875 in the current year period, as well as the purchase of the $14,309 capped call related to the 3.50% Convertible Senior Notes.
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
Recently Issued Accounting Pronouncements and Critical Accounting Estimates
Recently Issued and Adopted Accounting Pronouncements
See Note 2. Accounting Policies to the condensed consolidated financial statements included in “— Item 1. Financial Statements” of this Form 10-Q, for discussion of recently issued accounting pronouncements.
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
Impairment of Goodwill
Goodwill is tested annually for impairment as of August 31st and at any time upon the occurrence of certain events or substantive changes in circumstances. The Company performs its goodwill impairment test at the reporting unit level. As of March 31, 2024, the Company had two reportable segments and two reporting units, Sphere and MSG Networks, consistent with the way management makes decisions and allocates resources to the business.
The goodwill balance reported on the Company’s condensed consolidated balance sheets as of March 31, 2024 by reporting unit was as follows:

As of
March 31, 2024
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
Potential Interest Rate Risk Exposure
The Company, through its subsidiaries, MSG Networks and MSG LV, is subject to potential interest rate risk exposure related to borrowings incurred under their respective credit facilities. Changes in interest rates may increase interest expense payments with respect to any borrowings incurred under these credit facilities. The effect of a hypothetical 200 basis point increase in floating interest rate prevailing as of March 31, 2024 and continuing for a full year would increase the Company’s interest payments on the outstanding amounts under the credit facilities by $22,908.
Foreign Currency Exchange Rate Exposure
We are exposed to market risk resulting from foreign currency fluctuations, primarily to the British pound sterling through our net investment position initiated with our acquisition of land in Stratford, London in the second quarter of fiscal year 2018, which we expected would become home to a future Sphere, and through cash and invested funds which we expected would be deployed in the construction of our London venue prior to the Company’s decision in November 2023 to no longer pursue the development of a Sphere in the United Kingdom. During the 12 months ended March 31, 2024, the GBP/USD exchange rate ranged from 1.2078 to 1.3137 as compared to GBP/USD exchange rate of 1.2638 on March 31, 2024, a fluctuation range of approximately 3.95%. As of March 31, 2024, a uniform hypothetical 4.29% fluctuation in the GBP/USD exchange rate would have resulted in a change of approximately $1,600 in the Company’s net asset value.
Following the acquisition of Holoplot GmbH (“Holoplot”) on April 25, 2024, which is based in Berlin, Germany, we are also exposed to market risk resulting from foreign currency fluctuations, related to the Euro. During the 12 months ended March 31, 2024, the EUR/USD exchange rate ranged from 1.0467 to 1.1239 as compared to EUR/USD exchange rate of 1.0799 on March 31, 2024, a fluctuation range of approximately 3.62%.
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
Item 4. Controls and Procedures
Our management, with the participation of our Executive Chairman and Chief Executive Officer and our Executive Vice President, Chief Financial Officer and Treasurer, evaluated the effectiveness of the design and operation of our disclosure controls and procedures as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”). Based on that evaluation, our Executive Chairman and Chief Executive Officer and our Executive Vice President, Chief Financial Officer and Treasurer concluded that the Company's disclosure controls and procedures were effective as of March 31, 2024.
Changes in Internal Control over Financial Reporting
There were no changes in the Company’s internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act during the fiscal quarter ended March 31, 2024, that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

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
On April 6, 2023, the parties to the MSG Networks Litigation reached an agreement in principle to settle the MSG Networks Litigation, without admitting liability, on the terms and conditions set forth in a binding term sheet, which was incorporated into a long-form settlement agreement (the “MSGN Settlement Agreement”) that was filed with the Court on May 18, 2023. The MSGN Settlement Agreement provided for, among other things, the final dismissal of the MSG Networks Litigation in exchange for a settlement payment to the plaintiffs and the class of approximately $48.5 million, of which approximately $28 million has been paid by the Company and $20.5 million has been paid to the plaintiffs by insurers. As of March 31, 2024, approximately $20.5 million has been accrued for by the Company in Accounts payable, accrued and other current liabilities. The MSGN Settlement Agreement was approved by the Court on August 14, 2023, which constituted the final judgment in the action. MSG Networks has a dispute with its insurers over whether and to what extent there is insurance coverage for the settlement. Unless MSG Networks Inc. and the insurers settle that insurance dispute, it is expected to be resolved in a pending Delaware insurance coverage action. In the interim, and subject to final resolution of the parties’ insurance coverage dispute, and as referenced above, certain of MSG Networks’ insurers agreed to advance approximately $20.5 million to fund the settlement and related class notice costs.

The Company is a defendant in various other lawsuits. Although the outcome of these other lawsuits cannot be predicted with certainty (including the extent of available insurance, if any), management does not believe that resolution of these other lawsuits will have a material adverse effect on the Company.
Item 1A. Risk Factors
In addition to the other information set forth below, you should carefully consider the factors discussed under the heading “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in this Form 10-Q and our 2023 Form 10-K and other filings we may make from time to time with the SEC. Any of these risks could have a material adverse effect on our business, operating results and financial condition, which could cause you to lose all or part of your investment. Additional risks and uncertainties not currently known to us or that we deem immaterial also may affect our business and operations. As such, you should not consider this list to be a complete statement of all potential risks and uncertainties.
Risks Related to Our Sphere Business
The Success of Our Sphere Business Depends on the Popularity of The Sphere Experience, as Well as Our Ability to Continue to Attract Advertisers and Marketing Partners, and Audiences and Artists to Concerts, Residencies and Other Events at Sphere in Las Vegas. If The Sphere Experience Does Not Continue to Appeal to Customers or We Are Unable to Attract Advertisers and Marketing Partners, There Will be a Material Negative Effect on Our Business and Results of Operations.
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
Additionally, our Sphere business is also dependent on our ability to continue to attract advertisers and marketing partners to our signage, digital advertising and partnership offerings. Advertising revenues depend on a number of factors, such as the reach and popularity of our venue (including risks around consumer reactions to advertisers and marketing partners), the health of the economy in the markets our businesses serve and in the nation as a whole, general economic trends in the advertising industry and competition with respect to such offerings. Should the popularity of our advertising assets not meet our expectations, our revenues would be adversely affected, and we might not be able to replace the lost revenue with revenues from other sources, which could adversely impact our business and results of operations and the price of our Class A Common Stock and the value of our 3.50% Convertible Senior Notes.
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
As part of our Sphere business strategy, we have developed The Sphere Experience, including Postcard from Earth, our first original immersive production, and we intend to further develop related original immersive productions, which could require significant upfront expense that may never result in a viable production, as well as investment in creative processes, commissioning and/or licensing of intellectual property, casting and advertising and may lead to dislocation of other alternative sources of entertainment that may have played in our venue absent these productions. We invested approximately $81.7 million to develop the first original immersive production, Postcard from Earth, and there can be no assurances as to the cost of future immersive productions, which we expect to be significant. To the extent that any efforts at creating new immersive productions do not result in a viable offering, or to the extent that any such productions do not achieve expected levels of popularity among audiences, we may not recover the substantial expenses we previously incurred for non-capitalized investments, or may need to write-off all or a portion of capitalized investments. In addition, any delay in launching such productions could result in the incurrence of operating costs which may not be recouped.

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
We have obtained and will be required to obtain public performance licenses from music performing rights organizations, commonly known as “PROs,” in connection with the performance of musical works at concerts and certain other live events held at Sphere. In exchange for public performance licenses, most PROs are paid a per-event royalty, traditionally calculated either as a percentage of ticket revenue or a per-ticket amount. The PRO royalty obligation of any individual event is generally paid by, or charged to, the promoter of the event.
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
We must successfully adapt to technological advances in our industry and the manner in which consumers watch sporting events, including the emergence of alternative distribution platforms. Our ability to exploit new distribution platforms and viewing technologies may affect our ability to maintain and/or grow our business. Emerging forms of content distribution provide different economic models and compete with current distribution methods in ways that are not entirely predictable. Such competition has reduced and could continue to reduce demand for our programming networks or for the offerings of our Distributors and, in turn, reduce our revenue from these sources. Content providers (such as certain broadcast and cable networks) and new content developers, Distributors and syndicators are distributing programming directly to consumers on a DTC basis. In addition to existing subscription DTC streaming services such as Amazon Prime, Hulu, Netflix, Apple TV+, Disney+, ESPN+, Max and Peacock and free advertiser-supported streaming television (“FAST”) channels that are offered directly to consumers at no cost, additional services have launched and more will likely launch in the near term, which may include sports-focused services that may compete with our networks for viewers and advertising revenue. For example, ESPN, Warner Bros. Discovery and Fox have announced their intention to partner on a sports-oriented digital distributor that will offer their national sports services directly to consumers. DTC distribution of content has contributed to consumers eliminating or downgrading their pay television subscription, which results in certain consumers not receiving our programming networks. If we are unable to offset this loss of subscribers through incremental distribution of our networks (including through our own DTC offering) or through rate increases or other revenue opportunities, our business and results of operations will be adversely affected. Gaming, television and other console and device manufacturers, Distributors and others, such as Microsoft, Apple and Roku, are offering and/or developing technology to offer video programming, including in some cases, various DTC platforms.
Such changes have impacted and may continue to impact the revenues we are able to generate from our traditional distribution methods, by decreasing the viewership of our programming networks and/or by making advertising on our programming networks less valuable to advertisers.
In order to respond to these developments, we have in the past needed, and may in the future need, to implement changes to our business models and strategies and there can be no assurance that any such changes will prove to be successful or that the business models and strategies we develop will be as profitable as our current business models and strategies. For example, in January 2023, we introduced MSG SportsZone, a FAST channel, and, in June 2023, we launched our DTC product, MSG+, but there can be no assurance that we will successfully execute our strategy for such offering. Our DTC offering represents a new consumer offering for which we have limited prior experience and we may not be able to successfully predict the demand for such DTC product or the impact such DTC product may have on our traditional distribution business, including with respect to renewals of our affiliation agreements with Distributors. In addition, the success of our DTC product may depend on a number of factors, including our ability to: (i) acquire and maintain DTC rights from the professional sports teams and/or leagues we currently air on our networks; (ii) appropriately price our offering; (iii) offer competitive content and programming and (iv) ensure our DTC technology operates efficiently. If we fail to adapt to emerging technologies, our appeal to Distributors and our targeted audiences might decline, which could have a material adverse impact on our business and results of operations.
If the Rate of Decline in the Number of Subscribers to Traditional MVPD Services Continues or These Subscribers Shift to Other Services or Bundles That Do Not Include the Company’s Programming Networks, There May Be a Material Negative Effect on the Company’s Affiliation Revenues.
During the last few years, the number of subscribers to traditional MVPD services in the U.S. has been declining. In addition, Distributors have introduced, marketed and/or modified tiers or bundles of programming that have impacted the number of subscribers that receive our programming networks, including tiers or bundles of programming that exclude our programming networks, and may continue to do so in the future. As a result of these factors, the Company has experienced a decrease in subscribers in each of the last several fiscal years, which has adversely affected our operating results.
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
Our MSG Networks business is dependent upon media rights agreements with professional sports teams. Our existing media rights agreements are multi-year. Upon expiration, we may seek renewal of these agreements and, if we do, we may be outbid by competing programming networks or others for these agreements or the renewal costs could substantially exceed our costs under the current agreements. In addition, one or more of these teams may seek to establish their own programming offering or join one of our competitor’s offerings and, in certain circumstances, we may not have an opportunity to bid for the media rights.
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

Some of our teams have not participated in the post-season for extended periods of time, and may not participate in the post-season in the future. For example, the Sabres have not qualified for the post-season since the 2010-11 NHL season. In addition, if a team declines in popularity or fails to generate fan enthusiasm, this may negatively impact the terms on which our affiliate agreements are renewed. There can be no assurance that any sports team will generate fan enthusiasm or compete in post-season play and the failure to do so could result in a material negative effect on our business and results of operations.
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
We are highly leveraged with a significant amount of debt and we may continue to incur additional debt in the future. As of March 31, 2024, the principal balance of our consolidated debt outstanding was approximately $1.4 billion, $870 million of which was due prior to March 31, 2025 and is classified as short-term on our condensed consolidated balance sheets. As a result of our indebtedness, we are required to make interest and principal payments on our borrowings that are significant in relation to our revenues and cash flows. These payments reduce our earnings and cash available for other potential business purposes. Furthermore, our interest expense could increase if interest rates increase (including in connection with rising inflation) because our indebtedness bears interest at floating rates or to the extent we have to refinance existing debt with higher cost debt.
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
On December 8, 2023, the Company completed the offering of the 3.50% Convertible Senior Notes.
Our ability to have sufficient liquidity to fund our operations and refinance our indebtedness is dependent on the ability of Sphere to generate significant positive cash flow. There can be no assurance that guests, artists, promoters, advertisers and marketing partners will continue to embrace this new platform and that Sphere will generate revenue and adjusted operating income in line with our expectations. Original immersive productions, such as Postcard From Earth, have not been previously pursued on the scale of Sphere, which increases the uncertainty of our operating expectations. To the extent that our efforts do not result in viable shows, or to the extent that any such productions do not achieve expected levels of popularity among audiences, we may not generate the cash flows from operations necessary to fund our operations. Our future operating performance, to a certain extent, is subject to general economic conditions, recession, fears of recession, financial, competitive, regulatory and other factors that are beyond our control. To the extent we do not realize expected cash flows from operations from Sphere, we would have to take several actions to improve our financial flexibility and preserve liquidity, including significant reductions in both labor and non-labor expenses as well as reductions and/or deferrals in capital spending. Therefore, while we currently believe we will have sufficient liquidity from cash and cash equivalents and cash flows from operations (including expected cash flows from operations from Sphere) to fund our operations and service our 3.50% Convertible Senior Notes and credit facilities, which includes the Company’s expectation that MSG Networks will pay down a portion of the MSG Networks term loan in connection with the refinancing of the MSG Networks Credit Facilities (including as a result of an equity contribution to MSG Networks from Sphere Entertainment Group), as described below, no assurance can be provided that our liquidity will be sufficient in the event any of the preceding uncertainties facing Sphere are realized over the next 12 months or if MSG Networks’ operating income and adjusted operating income decline at a faster rate than currently expected.
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
The failure to satisfy the covenants, including any inability to attain a covenant waiver and other requirements under each credit agreement could trigger a default thereunder, acceleration of outstanding debt thereunder and, with respect to the LV Sphere Term Loan Facility, a demand for payment under the guarantee provided by Sphere Entertainment Group. Additionally, the LV Sphere Term Loan Facility and the MSG Networks Credit Facilities (together, the “Credit Facilities”) each restrict MSG LV and MSGN L.P., respectively, from making cash distributions to us unless certain financial covenants are met. Any failure to satisfy the covenants under our Credit Facilities could negatively impact our liquidity and could have a negative effect on our businesses.
The terms of the Indenture governing the 3.50% Convertible Senior Notes do not restrict us from incurring additional indebtedness, including secured indebtedness. As of March 31, 2024, (i) the principal balance of the Company’s indebtedness (excluding subsidiaries) was approximately $258.8 million under the 3.50% Convertible Senior Notes and (ii) the principal balance of indebtedness of the Company’s subsidiaries was $1.145 billion, all of which is senior secured indebtedness. In addition, As of March 31, 2024, MSG Networks had the ability to utilize approximately $90.0 million of its $250.0 million revolving credit facility and not have been in violation of the terms of the MSG Networks Credit Facilities. The ability of MSGN L.P. to draw on its revolving credit facilities will depend on its ability to meet certain financial covenants and other conditions. This leverage also exposes us to significant risk by limiting our flexibility in planning for, or reacting to, changes in our business (whether through competitive pressure or otherwise), the entertainment and video programming industries and the economy at large. Although our cash flows could decrease in these scenarios, our required payments in respect of indebtedness would not decrease.
In addition, the Indenture does not place any limitations on our ability to incur debt or create liens securing indebtedness. If we incur secured indebtedness and such secured indebtedness is either accelerated or becomes subject to a bankruptcy, liquidation or reorganization, our assets would be used to satisfy obligations with respect to the indebtedness secured thereby before any payment could be made on the 3.50% Convertible Senior Notes that are not similarly secured.

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
In addition, we have made investments in, or otherwise extended loans to, one or more businesses that we believe complement, enhance or expand our current business or that might otherwise offer us growth opportunities and may make additional investments in, or otherwise extend loans to, one or more of such parties in the future. For example, we had previously invested in and extended financing to Holoplot in connection with Sphere’s advanced audio system, and on April 25, 2024, we completed the acquisition of the remaining equity interest in Holoplot that we did not previously own. To the extent that such parties do not perform as expected, including with respect to repayment of such loans, it could impair such assets or create losses related to such loans, and, as a result, have a negative effect on our business and results of operations.
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
As of March 31, 2024, the principal balance of debt outstanding under the MSG Networks Credit Facilities was approximately $870.4 million and is classified as short-term on our condensed consolidated balance sheets. Under the terms of the MSG Networks Credit Facilities, $41.3 million in required quarterly amortization payments are due between March 31, 2024 and maturity and the remaining outstanding borrowings under the facility of $829.1 million are due at maturity on October 11, 2024.
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
The Company also anticipates that MSG Networks will pay down a portion of its term loan in connection with the refinancing of the MSG Networks Credit Facilities (including as a result of an equity contribution to MSG Networks from Sphere Entertainment Group), although no assurance can be provided that a refinancing will be completed. See “—We Have Substantial Indebtedness and Are Highly Leveraged, Which Could Adversely Affect Our Business.”
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

Our exposure to the credit risk of the hedge counterparties will not be secured by any collateral. Past global economic conditions have resulted in the actual or perceived failure or financial difficulties of many financial institutions. If a hedge counterparty becomes subject to insolvency proceedings, we will become an unsecured creditor in those proceedings with a claim equal to our exposure at that time under the capped call transactions with such hedge counterparty. Our exposure will depend on many factors but, generally, an increase in our exposure will be correlated with an increase in the market price and the volatility of our Class A Common Stock. In addition, upon a default by a hedge counterparty, we may suffer more dilution than we currently anticipate with respect to our Class A Common Stock. We can provide no assurances as to the financial stability or viability of the hedge counterparties.
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
Sphere business. The success of our Sphere business is largely dependent on the success of The Sphere Experience, which features first-of-its-kind immersive productions that can run multiple times per day, year-round and are designed to utilize the full breadth of the venue’s next-generation technologies. The Sphere Experience employs novel and transformative technologies for which there is no established basis of comparison, and there is an inherent risk that we may be unable to achieve the level of success we are expecting, which could have a material negative impact on our business and results of operations. Additionally, our Sphere business is also dependent on our ability to continue to attract advertisers and marketing partners and we compete with other venues and companies for signage and digital advertising dollars. The degree and extent of competition for advertising dollars will depend on our pricing, reach and audience demographics, among others. Should the popularity of The Sphere Experience or our advertising assets not meet our expectations, our revenues from ticket sales, concession and merchandise sales and advertising would be adversely affected, and we might not be able to replace the lost revenue with revenues from other sources. As a result of any of the foregoing, we may not be able to generate sufficient revenues to cover our costs, which could adversely impact our business and results of operations and the price of our Class A Common Stock and the value of the 3.50% Convertible Senior Notes.
In addition, we expect our Sphere business will be highly sensitive to customer tastes and will depend on our ability to continue to attract concert residencies, marquee sporting events, corporate and other events to our venue, competition for which is intense, and in turn, the ability of performers to attract strong attendance. For example, Sphere will compete with other entertainment options in the Las Vegas area, which is a popular entertainment destination.
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
MSG Networks business. As a result of the COVID-19 pandemic, both the NBA and the NHL reduced the number of regular season games for their 2020-21 seasons, resulting in MSG Networks airing substantially fewer NBA and NHL telecasts during Fiscal Year 2021, as compared with Fiscal Year 2019 (the last full fiscal year not impacted by COVID-19 as the 2019-20 seasons were temporarily suspended and subsequently shortened). Consequently, MSG Networks experienced a decrease in revenues, including a material decrease in advertising revenue. The absence of live sports games also resulted in a decrease in certain MSG Networks expenses, including rights fees, variable production expenses, and advertising sales commissions. Since Fiscal Year 2021, MSG Networks has aired full regular season telecast schedules for its five professional teams across both the NBA and NHL, and, as a result, its advertising revenue and certain operating expenses, including rights fees expense, reflect the same.
Sphere business. In April 2020, the Company announced that it was suspending construction of Sphere in Las Vegas due to COVID-19 related factors that were outside of its control, including supply chain issues. This was a complex construction project with cutting-edge technology that relied on subcontractors obtaining components from a variety of sources around the world.

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
From time to time, we may explore opportunities to purchase or invest in other businesses, venues or assets that we believe will complement, enhance or expand our current business or that might otherwise offer us growth opportunities, including opportunities that may differ from the Company’s current businesses. Any transactions that we are able to identify and complete may involve risks, including the commitment of significant capital, the incurrence of indebtedness, the payment of advances, the diversion of management’s attention and resources from our existing business to develop and integrate the acquired or combined business, the inability to successfully integrate such business or assets into our operations, litigation or other claims in connection with acquisitions or against companies we invest in or acquire, our lack of control over certain companies, including joint ventures and other minority investments, the risk of not achieving the intended results and the exposure to losses if the underlying transactions or ventures are not successful. At times, we have had significant investments in businesses that we account for under the equity method of accounting, and we may again in the future. Certain of these investments have generated operating losses in the past and certain have required additional investments from us in the form of equity or loans. For example, our investment in Holoplot was substantially reduced by our share of the entity’s operating losses before we purchased the remainder of the business in April 2024. There can be no assurance that these investments will become profitable individually or in the aggregate or that they will not require material additional funding from us in the future.
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
Our business is dependent upon the efforts of unionized workers. As of March 31, 2024, approximately 15% of our employees were represented by unions. Approximately 6% of such union employees were subject to collective bargaining agreements (“CBAs”) that had expired as of March 31, 2024 and approximately 46% were subject to CBAs that will expire by March 31, 2025 if they are not extended prior thereto. Any labor disputes, such as strikes or lockouts, with the unions with which we have CBAs could have a material negative effect on our business and results of operations (including our ability to produce or present immersive productions, concerts, programming, theatrical productions, sporting events and other events). For example, members of the Writers Guild of America and SAG-AFTRA commenced work stoppages in May and July, 2023, respectively, which lasted several months. If these or other work stoppages by unions involved in the production of original immersive productions occur and we are unable to secure waivers from the guild or union concerned, it could adversely affect our business.
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
As of March 31, 2024, certain members of the Dolan family, including certain trusts for the benefit of members of the Dolan family (collectively, the “Dolan Family Group”), collectively owned 100% of our Class B common stock, approximately 6.5% of our outstanding Class A Common Stock (inclusive of options exercisable within 60 days after March 31, 2024) and approximately 72.3% of the total voting power of all our outstanding common stock in matters other than the election of directors. The members of the Dolan Family Group holding Class B common stock are parties to a Stockholders Agreement, which has the effect of causing the voting power of the holders of our Class B common stock to be cast as a block with respect to all matters to be voted on by holders of our Class B common stock. Under the Stockholders Agreement, the shares of Class B common stock owned by members of the Dolan Family Group (representing all the outstanding Class B common stock) are to be voted on all matters in accordance with the determination of the Dolan Family Committee (as defined below), except that the decisions of the Dolan Family Committee are non-binding with respect to the Class B common stock owned by certain Dolan family trusts that collectively own approximately 40.5% of the outstanding Class B common stock (“Excluded Trusts”). The “Dolan Family Committee” consists of Charles F. Dolan and his six children, James L. Dolan, Thomas C. Dolan, Patrick F. Dolan, Kathleen M. Dolan, Marianne Dolan Weber and Deborah A. Dolan-Sweeney. The Dolan Family Committee generally acts by majority vote, except that approval of a going-private transaction must be approved by a two-thirds vote and approval of a change-in-control transaction must be approved by not less than all but one vote. The voting members of the Dolan Family Committee are James L. Dolan, Thomas C. Dolan, Kathleen M. Dolan, Deborah A. Dolan-Sweeney and Marianne Dolan Weber, with each member having one vote other than James L. Dolan, who has two votes. Because James L. Dolan has two votes, he has the ability to block Dolan Family Committee approval of any Company change in control transaction. Shares of Class B common stock owned by Excluded Trusts will on all matters be voted on in accordance with the determination of the Excluded Trusts holding a majority of the Class B common stock held by all Excluded Trusts, except in the case of a vote on a going-private transaction or a change in control transaction, in which case a vote of the trusts holding two-thirds of the Class B common stock owned by Excluded Trusts is required.
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
Our Executive Chairman and Chief Executive Officer, James L. Dolan, also serves as the Executive Chairman and Chief Executive Officer of MSG Entertainment, the Executive Chairman of MSG Sports and as Non-Executive Chairman of AMC Networks. Furthermore, ten members of our board of directors (including James L. Dolan) also serve as directors of MSG Sports, nine members of our board of directors (including James L. Dolan) also serve as directors of MSG Entertainment, and seven members of our board of directors (including James L. Dolan) serve as directors of AMC Networks and Charles F. Dolan serves as Chairman Emeritus of AMC Networks concurrently with his service on our Board. Our Executive Vice President, David Granville-Smith also serves as Executive Vice President of MSG Sports and AMC Networks. Our Vice Chairman, Gregg G. Seibert, also serves as the Vice Chairman of MSG Sports, MSG Entertainment and AMC Networks, our Executive Vice President and General Counsel, Laura Franco, also serves as MSG Entertainment’s Executive Vice President and General Counsel, and our Secretary, Mark C. Cresitello, also serves as Senior Vice President, Associate General Counsel and Secretary of MSG Sports and Secretary of MSG Entertainment. As a result, these individuals do not devote their full time and attention to the Company’s affairs. The overlapping directors, officers and employees may have actual or apparent conflicts of interest with respect to matters involving or affecting each company. For example, the potential for a conflict of interest when we on the one hand, and MSG Sports, MSG Entertainment and/or AMC Networks and their respective subsidiaries and successors on the other hand, look at certain acquisitions and other corporate opportunities that may be suitable for more than one of the companies. Also, conflicts may arise if there are issues or disputes under the commercial arrangements that exist between MSG Sports, MSG Entertainment or AMC Networks (each referred to as an “Other Entity”) and us. In addition, certain of our directors, officers and employees hold MSG Sports, MSG Entertainment and/or AMC Networks stock, stock options and/or restricted stock units. These ownership interests could create actual, apparent or potential conflicts of interest when these individuals are faced with decisions that could have different implications for our Company and an Other Entity. For a discussion of certain procedures we have implemented to help ameliorate such potential conflicts that may arise, see our Definitive Proxy Statement filed with the SEC on October 25, 2023.
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
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
As of March 31, 2024, the Company had the ability to repurchase up to $350 million of the Company’s Class A Common Stock under the Class A Common Stock share repurchase program initially authorized by the Company’s Board of Directors on March 31, 2020 and reauthorized on March 29, 2023. Under the authorization, shares of Class A Common Stock may be purchased from time to time in open market transactions, in accordance with applicable insider trading and other securities laws and regulations. The timing and amount of purchases will depend on market conditions and other factors. No shares have been repurchased to date.

Item 6. Exhibits

(a)Index to Exhibits

EXHIBIT NO.	DESCRIPTION
10.1
Employment Agreement, dated as of January 5, 2024, between Sphere Entertainment Co. and Jennifer Koester (incorporated by reference to Exhibit 10.4 to the Company’s Quarterly Report on Form 10-Q filed on February 5, 2024).†

10.2
First Amendment to Pledge and Security Agreement dated as of December 22, 2022, by and between MSG Las Vegas, LLC and JPMorgan Chase Bank, N.A., dated as of January 25, 2024 (incorporated by reference to Exhibit 10.5 to the Company’s Quarterly Report on Form 10-Q filed on February 5, 2024).

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
101
The following materials from Sphere Entertainment Co. Quarterly Report on Form 10-Q for the quarter ended March 31, 2024, formatted in Inline Extensible Business Reporting Language (iXBRL): (i) condensed consolidated balance sheets, (ii) condensed consolidated statements of operations, (iii) condensed consolidated statements of comprehensive loss, (iv) condensed consolidated statements of cash flows, (v) condensed consolidated statements of equity and redeemable noncontrolling interests, and (vi) notes to condensed consolidated financial statements.

104	The cover page from the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2024 formatted in Inline XBRL and contained in Exhibit 101.
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

SIGNATURE
Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on the 10th day of May 2024.

Sphere Entertainment Co.

By:	/S/ DAVID F. BYRNES
	Name:	David F. Byrnes
	Title:	Executive Vice President, Chief Financial Officer and Treasurer