Form 10-K
period 2024-06-30
Sphere Entertainment Co.
filed 2024-08-14
CIK 1795250

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-K
(Mark One)

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended June 30, 2024
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☑
If securities are registered pursuant to Section 12(b) of the Act, indicate by check mark whether the financial statements of the registrant included in the filing reflect the correction of an error to previously issued financial statements. ☐
Indicate by check mark whether any of those error corrections are restatements that required a recovery analysis of incentive-based compensation received by any of the registrant’s executive officers during the relevant recovery period pursuant to §240.10D-1(b). ☐
Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑
The aggregate market value of the voting and non-voting common equity held by non-affiliates of Sphere Entertainment Co. computed by reference to the price at which the common equity was last sold on the New York Stock Exchange as of December 31, 2023, the last business day of the registrant’s most recently completed second fiscal quarter, was approximately $920 million.
Number of shares of common stock outstanding as of July 31, 2024:

Class A Common Stock par value $0.01 per share	—	28,493,369
Class B Common Stock par value $0.01 per share	—	6,866,754
Documents incorporated by reference — Certain information required for Part III of this report is incorporated herein by reference to the proxy statement for the 2024 annual meeting of the Company’s stockholders, expected to be filed within 120 days after the end of our fiscal year.

PART I
Item 1. Business
Sphere Entertainment Co. is a Delaware corporation with its principal executive office at Two Pennsylvania Plaza, New York, NY, 10121. Unless the context otherwise requires, all references to “we,” “us,” “our,” “Sphere Entertainment” or the “Company” refer collectively to Sphere Entertainment Co., a holding company, and its direct and indirect subsidiaries. We conduct substantially all of our business activities discussed in this Annual Report on Form 10-K (this “Form 10-K”) through Sphere Entertainment Group, LLC (“Sphere Entertainment Group”) and MSG Networks Inc. (together with its subsidiaries, “MSG Networks”), and each of their direct and indirect subsidiaries.
The Company (formerly Madison Square Garden Entertainment Corp.) was incorporated on November 21, 2019 as a direct, wholly-owned subsidiary of Madison Square Garden Sports Corp. (“MSG Sports”). On April 17, 2020 (the “2020 Entertainment Distribution Date”), MSG Sports distributed all outstanding common stock of the Company to MSG Sports’ stockholders (the “2020 Entertainment Distribution”). On July 9, 2021, MSG Networks Inc. merged with a subsidiary of the Company and became a wholly-owned subsidiary of Sphere Entertainment (the “Networks Merger”).
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
The Company has historically reported on a fiscal year basis ending on June 30th. In this Form 10-K, the fiscal years ended on June 30, 2024, 2023 and 2022 are referred to as “Fiscal Year 2024,” “Fiscal Year 2023” and “Fiscal Year 2022”, respectively. On June 26, 2024, the Board of Directors approved a change in the Company’s fiscal year-end from June 30 to December 31, effective December 31, 2024. The Company plans to report its financial results for the six-month transition period of July 1, 2024 through December 31, 2024 on an Annual Report on Form 10-K/T and to thereafter file reports for the twelve-month period ending December 31 of each year, beginning with the twelve-month period ending December 31, 2025. Prior to filing the transition report, the Company will file its Quarterly Report on Form 10-Q for the quarter ending September 30, 2024.
Overview
The Company is a premier live entertainment and media company comprised of two reportable segments, Sphere and MSG Networks. Sphere is a next-generation entertainment medium, and MSG Networks operates two regional sports and entertainment networks, as well as a direct-to-consumer (“DTC”) and authenticated streaming product.
Sphere: This segment reflects SphereTM, a next-generation entertainment medium powered by cutting-edge technologies to create multi-sensory experiences at an unparalleled scale. The Company’s first Sphere opened in Las Vegas on September 29, 2023. The venue can accommodate up to 20,000 guests and can host a wide variety of events year-round, including The Sphere ExperienceTM, which features original immersive productions, as well as concerts and residencies from renowned artists, and marquee sports and corporate events. Production efforts are supported by Sphere StudiosTM, an immersive content studio dedicated to creating multi-sensory experiences exclusively for Sphere. Sphere Studios, is home to a team of creative, production, technology and software experts who provide full in-house creative and production services. The studio campus in Burbank includes a 68,000-square-foot development facility, as well as Big Dome, a 28,000-square-foot, 100-foot high custom dome, with a quarter-sized version of the screen at Sphere in Las Vegas, that serves as a specialized screening, production facility, and lab for content at Sphere. The entire exterior surface of Sphere, referred to as the ExosphereTM, is covered with nearly 580,000 square feet of fully programmable LED paneling, creating the largest LED screen in the world and an impactful display for artists, brands and partners.

MSG Networks: This segment is comprised of the Company’s regional sports and entertainment networks, MSG Network and MSG Sportsnet, as well as its DTC streaming product, MSG+. MSG Networks serves the New York Designated Market Area, as well as other portions of New York, New Jersey, Connecticut and Pennsylvania and features a wide range of sports content, including exclusive live local games and other programming of the New York Knicks (the “Knicks”) of the National Basketball Association (the “NBA”) and the New York Rangers (the “Rangers”), New York Islanders (the “Islanders”), New Jersey Devils (the “Devils”) and Buffalo Sabres (the “Sabres”) of the National Hockey League (the “NHL”), as well as significant coverage of the New York Giants (the “Giants”) and the Buffalo Bills (the “Bills”) of the National Football League (the “NFL”).
Our Strengths
•Strong position in live entertainment and media through:
◦A next-generation entertainment medium powered by cutting-edge technologies; and
◦Two award-winning regional sports and entertainment networks as well as a DTC and authenticated streaming service.
•Presence in both Las Vegas, a market which attracts more than 40 million visitors each year and has over 2 million local residents, and the New York Designated Market Area – the nation’s largest media market;
•Deep industry relationships across music, entertainment, corporate, and sports that drive events to Sphere;
•Focus on world-class guest experience, backed by decades of experience in venue management;
•In-house interdisciplinary team of creative, production, technology and software experts who provide full creative and production services, including strategy and concept, capture, post-production and show production;
•Established history of successfully planning and executing comprehensive venue design and construction projects;
•Portfolio of patents and other intellectual property spanning across Sphere design and construction, audio delivery, cinematic video display systems, and in-venue technologies;
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
Key components of our strategy include:
A Next-Generation Entertainment Medium: Sphere combines cutting-edge technologies with multi-sensory storytelling to deliver immersive experiences at an unparalleled scale. Sphere represents an innovative business model for entertainment venues, with new and expanded revenue opportunities that span across original immersive productions, concerts and residencies, marquee sports and corporate events, advertising and sponsorship, and premium hospitality, as well as food, beverage and merchandise.
The Company’s first Sphere opened in September 2023, and is conveniently located one block from the Las Vegas Strip.
Sphere in Las Vegas is the world’s largest spherical structure standing at 366 feet tall and 516 feet wide, with a fully-programmable LED exterior – the Exosphere – that we believe offers a powerful global platform for advertisers and marketing partners, as well as artistic content. Inside, the venue’s public-facing interior spaces include the Atrium, food and beverage locations, expo spaces, 23 premium hospitality suites, and more.

Once inside Sphere’s main venue bowl, guests can experience the full range of the venue’s cutting-edge technologies, including:
•A 16K x 16K LED screen – a 160,000-square foot high-resolution interior display plane that surrounds the audience, creating a fully immersive visual environment.
•Sphere Immersive SoundTM, powered by HOLOPLOT – an advanced audio system that delivers crystal-clear, concert-grade sound to every seat in Sphere through beamforming and wave field synthesis technology.
•4D multi-sensory technologies – which enable guests to feel experiences such as vibrations, wind, scent and changing temperatures to enhance storytelling.
Leveraging Sphere’s Unique Capabilities to Drive Venue Utilization: Sphere in Las Vegas was designed and engineered from the ground up to be one of the most highly utilized venues of its size. The venue’s technologies and design are intended to enable it to seamlessly accommodate a variety of different event types, with fast turnover between events, and accommodate multiple events per-day, year-round. We believe this allows for Sphere to be more efficiently utilized than traditional large-scale venues.
Developing Original Content: Sphere Studios is dedicated to the development of immersive entertainment exclusively for Sphere. Sphere Studios features technology and proprietary tools developed specifically for Sphere that make content creation for this platform a seamless experience. Sphere Studios is home to an interdisciplinary team of creative, production, technology and software experts who provide full in-house creative and production services, including strategy and concept, capture, post-production and show production, and Exosphere content creation. The Company is developing its own content ranging from original immersive productions, purpose-built for Sphere, to the establishment of a dynamic library of content that can be used by artists or third parties who want to bring their experiences to life – whether for concerts, residencies or corporate events.
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
•The Sphere Experience. A core content category at Sphere in Las Vegas is The Sphere Experience, which takes full advantage of Sphere's experiential, next-generation technologies. The Sphere Experience can run multiple times a day, year-round and begins when guests enter the venue’s Atrium, where they can engage with the latest in technological advancements through a variety of immersive experiences.
•The experience then continues to the main venue bowl to view an original immersive production. The current production is Postcard from Earth, directed by Academy Award nominee, Darren Aronofsky. This original cinematic experience has earned critical acclaim for its captivating visuals and use of the venue’s next-generation, immersive technologies, and brings audiences on a voyage spanning all seven continents.
Venue of Choice for Third-Party Events. Sphere in Las Vegas has hosted a wide variety of events, including concerts and residencies from renowned artists, marquee sporting events including Formula 1, and the 2024 NHL Draft, as well as corporate and other events. On September 29, 2023, global rock band U2 opened the venue with the start of its multi-month run at Sphere, and after several extensions, played a total of 40 sold-out shows. Since then, several other bands have played or announced residencies and performances at Sphere in Las Vegas, including Phish, Dead & Company, Eagles, and electronic dance music (“EDM”) artist Anyma. In addition, the Company entered into a multi-year agreement with Formula 1 for a full multi-day takeover of Sphere, which started with its inaugural Las Vegas Grand Prix in November 2023. In June 2024, Sphere hosted Hewlett Packard Enterprise for the venue’s first corporate keynote event, which showcased how Sphere’s technology and offerings provide a compelling platform to educate and demonstrate. The Company also announced that Ultimate Fighting Championship ® (“UFC”) will host the first mixed martial arts (“MMA”) event at Sphere in September 2024. The Company plans to continue to leverage Sphere’s unique platform, as well as the Company’s deep relationships across music, entertainment, corporate and sports, to attract additional events to Sphere in Las Vegas.
Unique Platform for Advertising and Sponsorship: We believe Sphere’s unique platform and technological capabilities offer powerful and premium opportunities for advertisers and marketing partners to engage with audiences. Sphere in Las Vegas can deliver significant exposure to not only the guests that attend events at the venue, but also to the more than 40 million annual visitors to and over 2 million local residents of Las Vegas, and around the world on social media. Sphere offers bespoke advertising and sponsorship opportunities, including externally with the Exosphere and internally with immersive galleries, interactive installations, the Atrium, and premium hospitality spaces. Sphere has already run numerous unique advertising and marketing campaigns for a variety of companies, demonstrating the appeal of Sphere’s unique and valuable inventory that is not available in traditional large-scale entertainment venues.

•The Exosphere – The exterior of Sphere in Las Vegas, the Exosphere – the world’s largest LED screen – is covered in 580,000 square feet of fully programmable LED paneling, consisting of approximately 1.2 million LED pucks, spaced eight inches apart. Each puck contains 48 individual LED diodes, with each diode capable of displaying more than 1 billion different colors. With the Exosphere, we have created an impactful digital canvas for brands, events, and advertising and marketing partners to showcase content to audiences around the world. Sphere Studios collaborates with global brands and third-party creators on their Exosphere creatives. Advertisements on the Exosphere captivates audiences both in Las Vegas and around the world through social media, and since launch the Company has displayed numerous advertising campaigns with some of the most globally recognized brands.
Pursuing a Global Network and Brand. We believe there are other markets — both domestic and international — where Sphere can be successful. The design of Sphere can accommodate a wide range of sizes and capacities based on the needs of the individual market. Leveraging the Sphere brand and operating a network of Sphere venues would allow the Company to pursue a number of avenues for potential growth, including driving increased bookings and greater advertising and sponsorship opportunities. Furthermore, the Company would have the opportunity to leverage its in-house expertise – including across venue management, design and construction, operations and technology – to drive new revenue streams. An increasing number of Sphere venues would also create additional monetization opportunities for the Company’s original content library, including Postcard from Earth. As we explore selectively extending Sphere’s network beyond Las Vegas to other markets around the world, we intend to utilize several options such as joint ventures, equity partners, a managed venue model, and non-recourse debt financing.
A Continued Commitment to Innovation in Media. For more than 50 years, MSG Networks has been at the forefront of the industry, pushing the boundaries of regional sports coverage. We continually seek to enhance the value that our networks provide to viewers, advertisers, and distributors by utilizing state-of-the-art technology to deliver high-quality, best-in-class content and live viewing experiences. In June 2023, MSG Networks introduced MSG+, a DTC streaming product (replacing MSG GO), which allows subscribers to access MSG Network and MSG Sportsnet as well as on demand content on smartphones, tablets, computers and other devices. MSG+ is available on a free, authenticated basis to subscribers of participating Distributors (including all of MSG Networks’ major Distributors), as well as for purchase on a DTC basis. In addition to monthly and annual DTC subscription options, MSG+ also offers single game purchases of MSG Networks’ NBA and NHL teams.
In January 2024 MSG Networks and The YES Network (“YES”) announced the formation of Gotham Advanced Media and Entertainment, LLC ("GAME"), a new 50/50 joint venture to capitalize on technical and operational synergies associated with YES’ and MSG Networks’ streaming services. GAME combines the streaming expertise of two of the largest regional sports networks in the country, and seeks to combine the collective insight, expertise and best-in-class technology not only to enhance MSG Networks’ and YES’ own streaming products, but also to offer other networks, teams and sports properties an efficient way to launch a state-of-the-art streaming service.
Our Business
Sphere
Sphere is a next-generation entertainment medium powered by cutting-edge technologies uniquely built for immersive entertainment experiences. The first Sphere venue opened in Las Vegas in September 2023. Key design features include:
•A 580,000 square foot, fully-programmable LED Exosphere – the world’s largest LED screen, which consists of approximately 1.2 million LED pucks, spaced eight inches apart. Each puck contains 48 individual LED diodes, with each diode capable of displaying more than 1 billion different colors.
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
These technologies come together to create a powerful platform, which we believe makes Sphere the venue of choice for a wide variety of content – including original immersive productions; concerts and residencies from the world’s biggest artists; and marquee sports and corporate events.
Sphere in Las Vegas is a 17,600-seat venue with capacity to hold up to 20,000 guests located on land adjacent to The Venetian Resort leased from Venetian Venue Propco, LLC (“The Venetian”). The ground lease has no fixed rent; however, if certain return objectives are achieved, The Venetian will receive 25% of the after-tax cash flow in excess of such objectives. The lease is for a term of 50 years.

Because of the transformative nature of Sphere, we believe there could be other markets — both domestic and international – where Sphere can be successful. The design of future Sphere venues will be flexible to accommodate a wide range of sizes and capacities – from large-scale to smaller and more intimate – based on the needs of any individual market.
As we explore selectively extending the Sphere network beyond Las Vegas to other markets around the world, the Company’s intention is to utilize several options, such as joint ventures, equity partners, a managed venue model, and non-recourse debt financing.
In February 2018, we announced the purchase of land in Stratford, London. The Company submitted a planning application to build a Sphere venue on that land to the local planning authority in March 2019. On November 21, 2023, the Company announced that it was formally notified by the Mayor of London that its planning application for a Sphere venue in Stratford, London was not approved. In light of this decision, the Company no longer plans to allocate resources towards the development of a Sphere in London.
See “Part II — Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations — Liquidity and Capital Resources — Sphere.”
Our Events
The Sphere Experience. A core content category at Sphere in Las Vegas is The Sphere Experience, which takes full advantage of Sphere's experiential, next-generation technologies to transport audiences and engage the senses. The Sphere Experience can run multiple times a day, year-round and begins when guests enter the venue’s Atrium, where they can engage with the latest in technological advancements through a variety of immersive experiences.
The experience then continues to the main venue bowl to view an original immersive production. The current production is Postcard from Earth, directed by Academy Award nominee, Darren Aronofsky. This original cinematic film has earned critical acclaim for its captivating visuals and use of the venue’s next-generation, immersive technologies, and offers a unique perspective on the beauty of life on earth.
Live Entertainment: Our Company has deep industry relationships that can drive the world’s biggest artists to Sphere in Las Vegas. Global rock band U2 opened Sphere in Las Vegas on September 29, 2023 and performed 40 shows through March 2024. After U2, Phish performed 4 shows and Dead & Company completed a 30 show residency at Sphere that concluded in August. Starting in September 2024, Eagles are scheduled to perform a multi-month residency at Sphere, and EDM artist Anyma has a multi-show performance planned for the end of December into early January.
Marquee Sporting and Corporate Events: Sphere has hosted a broad array of live events, including the Formula 1 Las Vegas Grand Prix, the 2024 NHL Draft, and bespoke corporate events. In September 2024, Sphere will host UFC for the first-ever MMA event at Sphere.
Our Advertising, Sponsorship, and Premium Hospitality Partner Offerings
We believe Sphere’s unique platform and technological capabilities offer powerful and premium opportunities for advertisers and marketing partners to engage with audiences. Sphere in Las Vegas can deliver significant exposure not only to the guests that attend events at the venue and the more than 40 million annual visitors to Las Vegas, and the over 2 million local residents, but also around the world on social media. Sphere offers bespoke advertising and sponsorship opportunities, including externally with the Exosphere and internally with immersive galleries, interactive installations, the Atrium, and suites. We believe Sphere in Las Vegas offers advertising and marketing partners unique and valuable inventory that is not available in traditional large-scale entertainment venues.
Sphere also offers premium hospitality products that include 23 suites that are available for annual and multi-year license or single-event use, as well as additional hospitality spaces.
MSG Networks
MSG Networks is an industry leader in sports production, content development and distribution. It includes two award-winning regional sports and entertainment networks, MSG Network and MSG Sportsnet, as well as its DTC authenticated streaming product, MSG+.
Debuting as the first regional sports network in the country on October 15, 1969, MSG Networks has been a pioneer in regional sports programming for more than 50 years, setting a standard of excellence, creativity and technological innovation. Today, MSG Networks’ exclusive, award-winning programming continues to be a valuable differentiator for viewers, advertisers and the cable, satellite, fiber-optic and other platforms (“Distributors”) that distribute its networks. MSG Network and MSG Sportsnet are widely distributed throughout all of New York State and significant portions of New Jersey and Connecticut, as well as parts of Pennsylvania. MSG Network and MSG SportsNet are widely carried by major Distributors in our region, and also carried nationally by certain Distributors on sports tiers or in similar packages.

In June 2023, MSG Networks introduced MSG+, a DTC and authenticated streaming product (replacing MSG GO), which allows subscribers to access MSG Network and MSG Sportsnet and on demand content across devices. MSG+ is available on a free, authenticated basis to subscribers of participating Distributors (including all of MSG Networks’ major Distributors), as well as for purchase by viewers on a DTC basis. In addition to monthly and annual DTC subscription options, MSG+ also offers single game purchases of MSG Networks’ NBA and NHL teams.
MSG Network and MSG Sportsnet have an average combined reach of approximately 3.6 million viewing subscribers (as of the most recent available monthly information) in our Regional Territory, inclusive of annual and monthly subscribers to MSG+.
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
The foundation of MSG Networks’ programming is its professional sports coverage. MSG Network and MSG Sportsnet feature a wide range of compelling sports content, including exclusive live local games and other programming of the Knicks, Rangers, Islanders, Devils and Sabres, as well as significant coverage of the NFL’s Giants and Bills. MSG Networks also showcases a wide array of other sports and entertainment programming, which includes Westchester Knicks basketball, NY/NJ Gotham FC of the National Women’s Soccer League, New York team of the Professional Women’s Hockey League (PWHL), NCAA basketball, soccer, baseball, softball and other college sporting events, as well as horse racing, soccer, poker, tennis, pickleball, mixed martial arts and boxing programs.
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
MSG Networks is also positioned as one of the premium destinations for sports gaming content. MSG Networks produces original sports betting shows and segments featuring a mix of sports gaming experts and former New York athletes covering betting-related topics across the sports world, from NBA and NHL to NFL, Major League Baseball, tennis, golf, and mixed martial arts.
In January 2024 MSG Networks and YES announced they formed the formation of GAME, a new 50/50 joint venture aimed at capitalizing on technical and operational synergies associated with MSG Networks’ and YES’ streaming services. GAME combines the streaming expertise of two of the largest regional sports networks in the country, and seeks to combine the collective insight, expertise and best-in-class technology not only to enhance MSG Networks’ and YES’ streaming products, but also to offer other networks, teams and sports properties an efficient way to launch a state-of-the-art streaming service.
Intellectual Property
We create, own and license intellectual property in the countries in which we operate, have operated or intend to operate, and it is our practice to protect our trademarks, brands, copyrights, inventions and other original and acquired works. We have filed applications for many, and have registered some, of our trademarks in the United States and certain other countries in which we operate or intend to operate. Additionally, we have filed and continue to file for patent protection in the countries where we operate or plan to operate, and we have been issued patents for key elements of Sphere. Our registrations and applications relate to trademarks and inventions associated with, among other of our brands, Sphere, The Sphere Experience, Exosphere, Sphere Studios, Sphere Immersive Sound and MSG Networks. We believe our ability to maintain and monetize our intellectual property rights, including the technology and content developed for Sphere, The Sphere Experience, MSG Networks (including our DTC and authenticated streaming product, MSG+), and our brand logos, are important to our business, our brand-building efforts and the marketing of our products and services. We cannot predict, however, whether steps taken by us to protect our proprietary rights will be adequate to allow for registration, prevent misappropriation of these rights or protect against vulnerability to oppositions or cancellation actions due to non-use. See “— Item 1A. Risk Factors — Risks Related to Cybersecurity and Intellectual Property — We Have in the Past and May in the Future Become Subject to Infringement or Other Claims Relating to Our Content or Technology. ” and “— Theft of Our Intellectual Property May Have a Material Negative Effect on Our Business and Results of Operations.”
Other Investments
Our Company explores investment opportunities that strengthen its existing position within the entertainment landscape and/or allow us to exploit our assets and core competencies for growth.

In Fiscal Year 2019, the Company acquired a 30% interest in SACO Technologies Inc. (“SACO”), a global provider of high-performance LED video lighting and media solutions. The Company utilized SACO as a preferred display technology provider for Sphere. In addition, the Company also has other investments in various entertainment and related technology companies, accounted for under the equity method.
In Fiscal Year 2018, the Company acquired a 25% interest in Holoplot GmbH (“Holoplot”), a global leader in 3D audio technology based in Berlin, Germany. The Company partnered with Holoplot to create the world's largest, fully integrated concert-grade audio system for Sphere in Las Vegas. In January 2023, the Company extended financing to Holoplot in the form of a three-year convertible loan of €18.8 million, equivalent to $20.5 million using the applicable exchange rate at the time of the transaction. On April 25, 2024, in connection with the Company’s strategy to expand our capabilities and enable further innovation across immersive experiences and 3D audio technology, the Company entered into a share purchase and transfer agreement to acquire the remaining equity interest in Holoplot not previously owned by the Company. Following the acquisition on April 25, 2024, Holoplot is now a consolidated subsidiary of the Company.

On April 20, 2023, the Company distributed approximately 67% of the outstanding common stock of MSG Entertainment to its stockholders, with the Company retaining approximately 33% of the outstanding common stock of MSG Entertainment (in the form of Class A Common Stock) immediately following the MSGE Distribution. As of June 30, 2024, following the sales of portions of the MSGE Retained Interest and the repayment of the delayed draw term loan with MSG Entertainment using a portion of the MSGE Retained Interest, the Company no longer holds any of the outstanding common stock of MSG Entertainment.
See Note 7. Investments, to the consolidated financial statements included in Item 8 of this Form 10-K for further details.
Our Community
Following Sphere’s opening in fall 2023, the Company launched a partnership with the Clark County School District (“CCSD”) that has so far brought more than 5,300 public school students to the venue for showings of The Sphere Experience. In 2024, Sphere launched the inaugural XO Student Design Challenge, a groundbreaking community collaboration between Sphere, CCSD, and the University of Nevada, Las Vegas (“UNLV”). The Student Design Challenge invited more than 100,000 Clark County, Nevada-based students – from elementary school to graduate school – to create art for the Exosphere, Sphere’s LED exterior, with eight students winning the opportunity to have their artwork displayed on the Exosphere. In addition, the four winners from CCSD high schools and the four winners from UNLV each received a $10,000 educational scholarship from the Company. The four winners from CCSD elementary and middle schools each earned a $10,000 donation from the Company to their school’s art program, along with tickets for their entire school to attend The Sphere Experience.

The Company is also dedicated to effecting positive change through other social impact and cause-related initiatives including distributing food to those in need and other in-kind donations.

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

Labor
Our business is also subject to regulation regarding working conditions, overtime and minimum wage requirements. See “Item 1A. Risk Factors — Operational and Economic Risks —Labor Matters May Have a Material Negative Effect on Our Business and Results of Operations.”
Ticket Sales
Our business is subject to legislation governing the sale and resale of tickets and consumer protection statutes generally.
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
The data protection landscape is rapidly evolving in the United States. For example, California passed a comprehensive data privacy law, the California Consumer Privacy Act of 2018 (the “CCPA”), and other states including New Jersey, Virginia, Colorado, Utah and Connecticut have also passed similar laws, and various additional states may do so in the near future. Additionally, the California Privacy Rights Act (the “CPRA”) imposes additional data protection obligations on covered businesses, including additional consumer rights procedures and obligations, limitations on data uses, new audit requirements for higher risk data, and constraints on certain uses of sensitive data. The majority of the CPRA provisions went into effect on January 1, 2023, and additional compliance investment and potential business process changes may be required. Further, there are several legislative proposals in the United States, at both the federal and state level, that could impose new privacy and security obligations.
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
Accessibility
Under FCC rules, our programming networks, websites and mobile applications must meet certain requirements for access by persons with disabilities. Most notably, our programming networks must provide closed captioning of video programming for the hearing impaired and meet certain captioning quality standards. The FCC and certain of our affiliation agreements require us to certify compliance with such standards. We are also required to provide closed captioning on certain video content delivered via the Internet, and ensure that our website and applications offering video content comply with certain captioning functionality and other requirements.
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
Program Carriage
The FCC’s program carriage rules prohibit Distributors from favoring their affiliated programming networks over unaffiliated similarly situated programming networks in the rates, terms and conditions of carriage agreements between programming networks and cable operators or other MVPDs. Some of the FCC’s recent interpretations of these rules, however, have made it more difficult for our programming networks to challenge a Distributor’s decision to decline to carry one of our programming networks or to discriminate against one of our programming networks.
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
Competition
Competition in Our Sphere Business
Our Sphere business competes, in certain respects and to varying degrees, for guests, advertisers and marketing partners with other leisure-time activities and entertainment options such as other live performances, sporting events, music festivals, television, radio, motion pictures, restaurants and nightlife venues, the Internet, social media and social networking platforms, online and mobile services, and the large number of other entertainment and public attraction options available to members of the public, advertisers and marketing partners. While Sphere offers first-of-its-kind immersive opportunities, our Sphere business typically represents a competing use for the public’s entertainment dollars, as well as corporate advertising and sponsorship dollars. The primary geographic area in which we operate, Las Vegas, is a highly competitive entertainment destination, with numerous showrooms, stadiums and arenas, performance residencies, museums, galleries and other attractions available to the public. We compete with these other entertainment and advertising options on the basis of the quality and pricing of our offerings and the public’s interest in our content and advertising and marketing partnership offerings.

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
Competition in Our MSG Networks Business
Distribution of Programming Networks
The business of distributing programming networks is highly competitive. Our programming networks face competition from other programming networks, including national networks and other regional sports and entertainment networks, for the right to be carried by a particular Distributor, and for the right to be carried on the service tier(s) that will attract the most subscribers. Once a programming network of ours is carried by a Distributor, that network competes for viewers not only with the other programming networks available through the Distributor, but also with pay-per-view programming and video on demand offerings, as well as Internet and online streaming and DTC and on demand services, mobile applications, social media and social networking platforms, radio, print media, motion picture theaters, home video, and other sources of information, sporting events and entertainment. Each of the following competitive factors is important to our networks: the prices we charge for our programming networks; the variety, quantity and quality (in particular, the performance of the sports teams whose media rights we control), of the programming offered on our networks; and the effectiveness of our marketing efforts.
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
New or existing programming networks that are owned by or affiliated with broadcast networks such as NBC, ABC, CBS or Fox, or broadcast station owners such as Sinclair, may have a competitive advantage over our networks in obtaining distribution through the “bundling” of agreements to carry those programming networks with the agreement giving the Distributor the right to carry a broadcast station, or group of other programming networks, owned by or affiliated with the network.
In addition, content providers (such as certain broadcast and cable networks) and new content developers, Distributors and syndicators are distributing programming directly to consumers on a DTC basis. In addition to existing DTC streaming services such as Amazon Prime, Hulu, Netflix, Apple TV+, Disney+, Max and Peacock, additional services have launched and more will likely launch in the near term, which may include sports-focused services that may compete with our networks for viewers and advertising revenue. For example, ESPN, Warner Bros. Discovery and Fox have announced their intention to partner on a sports-oriented digital distribution platform currently known as Venu Sports that will offer their national sports programming directly to consumers and is expected to launch in fall 2024. Such DTC distribution of content has contributed to consumers eliminating or downgrading their pay television subscription, which results in certain consumers not receiving our programming networks. We introduced our own DTC product in June 2023, which provides consumers an alternative to accessing our programming through our Distributors, but there can be no assurance that we will successfully execute our strategy for such offering. Our DTC offering represents a new consumer offering for which we have limited prior experience and we may not be able to successfully predict the demand for such product or the impact such product may have on our traditional distribution business. In addition, the success of our DTC product will depend on a number of factors, including competition from other DTC products, such as offerings from other regional sports networks. See “Item 1A. Risk Factors — Operational and Economic Risks — Our Businesses Face Intense and Wide-Ranging Competition That May Have a Material Negative Effect on Our Business and Results of Operations.” and “ Item 1A. Risk Factors — Risks Related to Our MSG Networks Business — We May Not Be Able to Adapt to New Content Distribution Platforms or to Changes in Consumer Behavior Resulting From Emerging Technologies, Which May Have a Material Negative Effect on Our Business and Results of Operations.”
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

Competition for Sports Programming Sources
Because the loyalty of the sports viewing audience to a sports programming network is primarily driven by loyalty to a particular team or teams, access to adequate sources of sports programming is particularly critical to our networks. In connection with the spinoff of MSG Sports from MSG Networks in September 2015 (the “2015 Sports Distribution”), MSG Networks entered into long-term media rights agreements with the Knicks and Rangers providing MSG Networks with the exclusive live local media rights to their games. MSG Networks also has multi-year media rights agreements with the Islanders, Devils and Sabres. Our rights with respect to these professional teams may be limited in certain circumstances due to rules imposed by the leagues in which they compete. Our programming networks compete for telecast rights for teams or events principally with national or regional programming networks that specialize in, or carry, sports programming, local and national commercial broadcast television networks, independent syndicators that acquire and resell such rights nationally, regionally and locally, streaming outlets and other Internet and mobile-based distributors of programming. Some of our competitors may own or control, or are owned or controlled by, or otherwise affiliated with, sports teams, leagues or sports promoters, which gives them an advantage in obtaining telecast rights for such teams or sports. For example,the New York Yankees have an ownership interest in YES. Distributors may also contract directly with the sports teams in their local service areas for the right to distribute games on their platforms.
The increasing amount of sports programming available on a national basis, including pursuant to national media rights arrangements (e.g., NBA on ABC, ESPN, ESPN+, TNT and Max (ABC, ESPN, ESPN+. NBC, Peacock and Amazon beginning in 2025-26), and NHL on ABC, ESPN, Hulu, ESPN+, TNT and Max), as part of league-controlled sports programming networks (e.g., NBA TV and NHL Network), in out-of-market packages (e.g., NBA League Pass and NHL Center Ice/ESPN+), league and other websites, mobile applications and streaming outlets, may have an adverse impact on our competitive position as our programming networks compete for distribution and for viewers. For example, in July 2024, the NBA finalized new national media rights arrangements, which beginning with the 2025-26 NBA season, increase the number of team games that can be selected by national broadcasters (which could reduce the number of games available for exclusive broadcast by our networks).
Competition for Advertising Revenue
The level of our advertising revenue depends in part upon unpredictable and volatile factors beyond our control, such as viewer preferences, traditional linear viewing verse digital streaming trends, ad-supported streaming services, the performance of the sports teams whose media rights we control, the quality and appeal of the competing programming and the availability of other entertainment activities. See “ Item 1A. Risk Factors — Risks Related to Our MSG Networks Business — We Derive Substantial Revenues From the Sale of Advertising and Those Revenues Are Subject to a Number of Factors, Many of Which Are Beyond Our Control.”
Supplier Diversity
We are committed to fostering an inclusive environment across all areas of our business. In partnership with MSG Entertainment and MSG Sports, our business and supplier diversity program seeks to provide opportunities to diverse suppliers to do business with each of the three companies. See “Human Capital Resources — Diversity and Inclusion” below.
Human Capital Resources
We believe the strength of our workforce is one of the significant contributors to our success. Our key human capital management objectives are to invest in and support our employees in order to attract, develop and retain a high performing and diverse workforce.
Diversity and Inclusion (“D&I”)
We aim to create an employee experience that fosters the Company’s culture of respect and inclusion. By welcoming the diverse perspectives and experiences of our employees, we all share in the creation of a more vibrant, unified, and engaging place to work. Together with MSG Entertainment and MSG Sports, we have furthered these objectives under our expanded People Development, Diversity and Inclusion function, including:
Workforce: Embedding Diversity and Inclusion through Talent Actions
•Created a common definition of “potential” and an objective potential assessment to de-bias talent review conversations so employees have an opportunity to learn, grow and thrive;
•Through our performance management process, we encourage regular conversations between managers and employees regarding goals, career growth and productivity;
•Integrated D&I best practices into our performance management and learning and development strategies with the goal of driving more equitable outcomes;
•Developed an emerging talent list to expand our talent pool to better identify and provide specific development opportunities for high performing employees, including diverse talent; and

•Required all employees to participate in our “Uncover the Elements of an Effective Interview” training prior to participation in any interview process to educate employees on various forms of bias in the interview process.
Workplace: Building an Inclusive and Accessible Community
•Expanded our efforts with the MSG D&I enterprise calendar to acknowledge and celebrate culturally relevant days and months of recognition, anchored by our six Employee Resource Groups (“ERGs”): Asian Americans and Pacific Islanders (AAPI), Black, LatinX, PRIDE, Veterans, and Women. Membership in our ERGs is open to all employees, and combined ERG involvement increased from approximately 1,100 members in Fiscal Year 2023 to approximately 1,700 members in Fiscal Year 2024 (an increase of 54.8%), which includes employees across the Company, MSG Entertainment and MSG Sports;
•Continued to embed our “Conscious Inclusion Awareness Experience” into our on-boarding experience. This is a required educational module, delivered in two parts, focused on unconscious bias and conscious inclusion within our learning management system;
•Broadened our D&I educational strategy by launching “D&I Learning Moments” to highlight e-learning courses in our learning management system connected to D&I themes, including microaggressions and stereotypes. Additionally, the D&I team offers live trainings that are open to the entire company on topics such as Inclusive Leadership, LGBTQ+ Allyship, and Generational Differences. Trainings were completed by approximately 500 employees across the Company, MSG Entertainment and MSG Sports from January 2024 to June 2024;
•Continued our LGBTQ+ inclusivity strategy by hosting live allyship and inclusivity trainings and launching toolkit resources for employees to learn and develop. Together with the PRIDE ERG, we marched in the NYC Pride Parade in 2022, 2023 and 2024; and
•Expanded our Community Conversations series with a theme this year of “Finding Your Voice”. Panels were held during Hispanic Heritage Month, Veterans Day, Black History Month, Women’s Empowerment Month, Asian American and Pacific Islander Heritage Month and Pride Month with elected officials and employees across the Company, MSG Entertainment and MSG Sports.
Community: Bridging the Divide through Expansion to Diverse Stakeholders
•Focused on increasing opportunities to connect with diverse vendors and suppliers by leveraging ERGs and our community. This effort creates revenue generating opportunities for diverse suppliers to promote their businesses and products. In Fiscal Year 2024, the Company expanded its multi-city holiday market event featuring thirty underrepresented businesses in New York City and Burbank, and hosted a virtual market for our Las Vegas employees; and
•Invested in an external facing supplier diversity portal on our website, which launched in Fiscal Year 2023. The portal is intended to expand opportunities for the Company, MSG Entertainment and MSG Sports to do business with diverse suppliers, including minority-, women-, LGBTQ+- and veteran-owned businesses.
Talent
As of June 30, 2024, we had approximately 970 full-time union and non-union employees and approximately 2,130 part-time union and non-union employees.
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
As of June 30, 2024, approximately 18% of our employees were subject to collective bargaining agreements (“CBAs”). Approximately 5% of those union employees are subject to CBAs that expired as of June 30, 2024 and approximately 39% are subject to CBAs that will expire by June 30, 2025 if they are not extended prior thereto. Labor relations can be volatile, though our current relationships with our unions taken as a whole are positive. We have from time to time faced labor action or had to make contingency plans because of threatened or potential labor actions.

Financial Information about Segments and Geographic Areas
Substantially all revenues and assets of the Company’s reportable segments are attributed to or located in the United States. A majority of the Company’s revenues and assets are concentrated in the New York City metropolitan area and Las Vegas. Financial information by business segments for each of Fiscal Years 2024, 2023 and 2022 is set forth in “Part II — Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations” and “Part II — Item 8. Financial Statements and Supplementary Data — Consolidated Financial Statements — Notes to Consolidated Financial Statements — Note 19. Segment Information.”
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
Investor Relations can be contacted at Sphere Entertainment Co., Two Penn Plaza, New York, New York 10121, Attn: Investor Relations, telephone: 212-465-6618, e-mail: investor@thesphere.com. We use the following, as well as other social media channels, to disclose public information to investors, the media and others:
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
•The difficulty with estimating the costs of our initial Sphere in Las Vegas and the complexities of the planning process create risks with respect to our Sphere initiative, which may not be successful unless we can develop additional venues.
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
•If the rate of decline in the number of subscribers to traditional MVPD services continues or these subscribers shift to other services or bundles that do not include the Company’s programming networks, there may be a material negative effect on the Company’s distribution revenues.
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
•The actions of the NBA and NHL may have a material negative effect on our MSG Networks business and results of operations.
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
•Although MSG Networks is pursuing a work-out of the MSG Networks Credit Facilities, there can be no assurances that it will be successful; any refinancing may require an equity contribution by Sphere Entertainment Group to MSG Networks and, even if a refinancing is successfully consummated, it may be on terms materially less favorable to MSG Networks than the current terms.
•If MSG Networks is unable to refinance the MSG Networks Credit Facilities through a work-out or otherwise, the outstanding debt thereunder could be accelerated and the lenders could foreclose upon the MSG Networks business.
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
•Our operations and operating results have been, and may in the future be, materially impacted by a pandemic or another public health emergency, such as the COVID-19 pandemic.
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
•There is a risk of injuries and accidents in connection with Sphere, which has in the past and could in the future subject us to personal injury or other claims; we are subject to the risk of adverse outcomes in other types of litigation.
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
•We have in the past and may in the future become subject to infringement or other claims relating to our content or technology.
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
The financial results of our Sphere business are largely dependent on the popularity of The Sphere Experience, which features original immersive productions that can run multiple times per day, year-round and are designed to utilize the full breadth of the venue’s next-generation technologies. The Sphere Experience employs novel and transformative technologies for which there is no established basis of comparison, and there is an inherent risk that we may be unable to achieve the level of success appropriate for the significant investment involved. Fan and consumer tastes also change frequently and it is a challenge to anticipate what will be successful at any point in time. Should the popularity of The Sphere Experience not meet our expectations, our revenues from ticket sales, and concession and merchandise sales would be adversely affected, and we might not be able to replace the lost revenue with revenues from other sources. For example, we have experienced a decline in the average revenues per show of The Sphere Experience quarter-over-quarter since its debut on October 6th at Sphere in Las Vegas. As a result of any of the foregoing, we may not be able to generate sufficient revenues to cover our costs, which could adversely impact our business and results of operations, the price of our Class A Common Stock and the value of our 3.50% Convertible Senior Notes.
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
The Difficulty with Estimating the Costs of our Initial Sphere in Las Vegas and the Complexities of the Planning Process Create Risks with Respect to our Sphere Initiative, Which May Not Be Successful Unless We Can Develop Additional Venues.
The Company’s venue strategy is to create, build and operate new music and entertainment-focused venues—called Sphere—that use cutting-edge technologies to create the next generation of immersive experiences. There is no assurance that the Sphere initiative will be successful.
We completed construction of our first Sphere in Las Vegas in September 2023. The costs to build Sphere were substantial. While it is always difficult to provide a definitive construction cost estimate for large-scale construction projects, it was particularly challenging for one as unique as Sphere. In May 2019, the Company’s preliminary cost estimate for Sphere in Las Vegas was approximately $1.2 billion. This estimate was based only upon schematic designs for purposes of developing the Company’s budget and financial projections. The cost estimate for Sphere was subsequently increased numerous times during the course of the project and the final construction cost for Sphere in Las Vegas meaningfully exceeded the initial estimate. See Note 8 Property and Equipment, Net and Note 9 Leases to the consolidated financial statements included in Item 8 of this Annual Report on Form 10-K.
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

The difficulty with estimating the costs of our initial Sphere in Las Vegas and the complexities of the planning process create risks with respect to our Sphere initiative, which may not be successful unless we can develop additional venues.
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
As part of our Sphere business strategy, we have developed The Sphere Experience, including Postcard from Earth, our first original immersive production, and have commenced the development of additional original immersive productions, which will require significant upfront expense that may never result in a viable production, as well as investment in creative processes, commissioning and/or licensing of intellectual property, casting and advertising and may lead to dislocation of other alternative sources of entertainment that may have played in our venue absent these productions. We invested approximately $81.4 million to develop the first original immersive production, Postcard from Earth, and there can be no assurances as to the cost of future immersive productions, which we expect to be significant. To the extent that any efforts at creating new immersive productions do not result in a viable offering, or to the extent that any such productions do not achieve expected levels of popularity among audiences, we may not recover the substantial expenses we previously incurred for non-capitalized investments, or may need to write-off all or a portion of capitalized investments. In addition, any delay in launching such productions could result in the incurrence of operating costs which may not be recouped.
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
MSG Networks’ success is dependent upon affiliation relationships with a limited number of Distributors. Existing affiliation agreements with major Distributors expire during each of the next several years, including during calendar year 2024, and we cannot provide assurances that we will be able to renew these affiliation agreements or obtain terms as attractive as our existing agreements in the event of a renewal. Any such non-renewal would result in a material negative effect on our affiliation revenues, operating income and adjusted operating income. For example, we were not able to renew our affiliation agreement with Comcast when it expired in September 2021, which caused a reduction in annual affiliation revenue, operating income and adjusted operating income.
Affiliation fees constitute a significant majority of our MSG Networks revenues. Changes in affiliation fee revenues generally result from a combination of changes in Distributor affiliation rates and/or changes in subscriber counts. Reductions in the license fees that we receive per subscriber or in the number of subscribers for which we are paid, including as a result of a loss of or reduction in carriage of our programming networks or a loss of subscribers by one or more of our Distributors, have in the past adversely affected (e.g., the non-renewal with Comcast) and will in the future adversely affect our affiliation fee revenue. For example, our distribution revenue declined $42.6 million in Fiscal Year 2024 compared to Fiscal Year 2023. Subject to the terms of our affiliation agreements, Distributors from time to time introduce, market and/or modify tiers of programming networks that impact the number of subscribers that receive our programming networks, including tiers of programming that may exclude our networks. Any loss or reduction in carriage would also decrease the potential audience for our programming, which may adversely affect our advertising revenues. See “—If the Rate of Decline in the Number of Subscribers to Traditional MVPDs Services Increases or These Subscribers Shift to Other Services or Bundles That Do Not Include the Company’s Programming Networks, There May Be a Material Negative Effect on the Company’s Affiliation Revenues.”
Following the launch of MSG+, a DTC and authenticated streaming product, which is available on a free, authenticated basis to subscribers of participating Distributors (including all of MSG Networks’ major Distributors), as well as for purchase by viewers on a DTC basis through monthly and annual subscriptions, as well as single game purchases, distribution revenue for our MSG Networks segment now includes both affiliation fee revenue earned from Distributors for the right to carry the Company’s networks as well as revenue earned from subscriptions and single game purchases on MSG+. Losses in monthly subscribers of MSG+, including during the off-season, would adversely affect our distribution revenues.
Our affiliation agreements generally require us to meet certain content criteria, such as minimum thresholds for professional event telecasts throughout the calendar year on our networks. The impacts of the NBA and NHL national broadcast agreements, including the new NBA agreements that are scheduled to begin with the 2025-2026 NBA season, could result in fewer professional event telecasts of our teams made available to us for broadcast and impact our ability to meet these criteria. If we do not meet these criteria, remedies may be available to our Distributors, such as fee reductions, rebates or refunds and/or termination of these agreements in some cases. For example, we recorded $10.7 million in Fiscal Year 2022 for affiliate rebates.
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
We must successfully adapt to technological advances in our industry and the manner in which consumers watch sporting events, including the emergence of alternative distribution platforms. Our ability to exploit new distribution platforms and viewing technologies may affect our ability to maintain and/or grow our business. Emerging forms of content distribution provide different economic models and compete with current distribution methods in ways that are not entirely predictable. Such competition has reduced and could continue to reduce demand for our programming networks or for the offerings of our Distributors and, in turn, reduce our revenue from these sources. Content providers (such as certain broadcast and cable networks) and new content developers, Distributors and syndicators are distributing programming directly to consumers on a DTC basis. In addition to existing subscription DTC streaming services such as Amazon Prime, Hulu, Netflix, Apple TV+, Disney+, ESPN+, Max and Peacock and free advertiser-supported streaming television (“FAST”) channels that are offered directly to consumers at no cost, additional services have launched and more will likely launch in the near term, which may include sports-focused services that may compete with our networks for viewers and advertising revenue. For example, ESPN, Warner Bros. Discovery and Fox have announced their intention to partner on a sports-oriented digital distribution platform currently known as Venu Sports that will offer their national sports programming directly to consumers and is expected to launch in fall 2024. DTC distribution of content has contributed to consumers eliminating or downgrading their pay television subscription, which results in certain consumers not receiving our programming networks. If we are unable to offset this loss of subscribers through incremental distribution of our networks (including through MSG Networks’ own DTC offering) or through rate increases or other revenue opportunities, our business and results of operations will be adversely affected. Gaming, television and other console and device manufacturers, Distributors and others, such as Microsoft, Apple and Roku, are offering and/or developing technology to offer video programming, including in some cases, various DTC platforms.
Such changes have impacted and may continue to impact the revenues we are able to generate from our traditional distribution methods, by decreasing the viewership of our programming networks and/or by making advertising on our programming networks less valuable to advertisers.
In order to respond to these developments, we have in the past needed, and may in the future need, to implement changes to our business models and strategies and there can be no assurance that any such changes will prove to be successful or that the business models and strategies we develop will be as profitable as our current business models and strategies. For example, in January 2023, we introduced MSG SportsZone, a FAST channel, and, in June 2023, we launched our DTC product, MSG+, but there can be no assurance that we will successfully execute our strategy for such offering. Our DTC offering represents a new consumer offering for which we have limited prior experience and we may not be able to successfully predict the demand for such DTC product or the impact such DTC product may have on our traditional distribution business, if any, including with respect to renewals of our affiliation agreements with Distributors. In addition, the success of our DTC product may depend on a number of factors, including our ability to: (i) acquire and maintain DTC rights from the professional sports teams and/or leagues we currently air on our networks; (ii) appropriately price our offering; (iii) offer competitive content and programming; and (iv) ensure our DTC technology operates efficiently. If we fail to adapt to emerging technologies, our appeal to Distributors and our targeted audiences might decline, which could have a material adverse impact on our business and results of operations.
If the Rate of Decline in the Number of Subscribers to Traditional MVPD Services Continues or These Subscribers Shift to Other Services or Bundles That Do Not Include the Company’s Programming Networks, There May Be a Material Negative Effect on the Company’s Distribution Revenues.
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
Advertising revenues depend on a number of factors, many of which are beyond our control, such as: (i) team performance; (ii) whether live sports games are being played and the number of live games available for telecast on our programming networks; (iii) the popularity of our programming; (iv) the activities of our competitors, including increased competition from other forms of advertising-based media (such as Internet, mobile media, other programming networks, radio and print media) and an increasing shift of advertising expenditures to digital and mobile offerings; (v) shifts in consumer viewing patterns, including consumers watching more ad-free content, non-traditional and shorter-form video content online, and the increased use of ad skipping functionality; (vi) increasing audience fragmentation caused by increased availability of alternative forms of leisure and entertainment activities, such as social networking platforms and video games; (vii) consumer budgeting and buying patterns; (viii) the extent of the distribution of our networks; (ix) changes in the audience demographic for our programming; (x) the ability of third parties to successfully and accurately measure audiences due to changes in emerging technologies and otherwise; (xi) the health of the economy in the markets our businesses serve and in the nation as a whole; and (xii) general economic trends in the advertising industry. A decline in the economic prospects of advertisers or the economy in general has in the past altered, and could in the future alter, current or prospective advertisers’ spending priorities, which could cause our revenues and operating results to decline significantly in any given period. Even in the absence of a general recession or downturn in the economy, an individual business sector that tends to spend more on advertising than other sectors may be forced to reduce its advertising expenditures if that sector experiences a downturn. In such case, a reduction in advertising expenditures by such a sector may adversely affect our revenues. See “—Operational and Economic Risks—Our Operations and Operating Results Have Been, and May in the Future Be, Materially Impacted by a Pandemic or Another Public Health Emergency, Such as the COVID-19 Pandemic.
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
Even if we are able to renew such media rights agreements, the Company’s results could be adversely affected if our obligations under our media rights agreements prove to be outsized relative to the revenues our MSG Networks segment is able to generate. Our media rights agreements with professional sports teams have varying terms and include significant obligations, which increase annually, without regard to the number of subscribers to our programming networks or the level of our affiliation and/or advertising revenues. If we are not able to generate sufficient revenues, including due to a loss of any of our significant Distributors or failure to renew affiliation agreements on terms as attractive as our existing agreements, we may be unable to renew media rights agreements on acceptable terms, or to perform our obligations under our existing media rights agreements, which could lead to a default under those agreements and the potential loss of such media rights, which could materially negatively affect our business and results of operations. In recent years, certain regional sports networks have experienced financial difficulties. For example, Diamond Sports Group, LLC, an unconsolidated subsidiary of Sinclair Broadcast Group, Inc., which licenses and distributes sports content in a number of regional markets, filed for protection under Chapter 11 of the bankruptcy code in March 2023. As a result, certain of Diamond Sports Group’s media rights agreements have either been rejected in connection with the bankruptcy proceedings or have expired without renewal. For example, Diamond Sports Group has ended its media rights agreements with a number of NHL, NBA and Major League Baseball teams, including the Phoenix Suns and the Dallas Stars.

Moreover, the value of our media rights agreements may also be affected by various league decisions and/or league agreements that we may not be able to control, including a decision to alter the number of games played during a season or the number of team games that can be selected by national broadcasters (which could reduce the number of games available for exclusive broadcast by our networks). The value of our media rights could also be affected, or we could lose such rights entirely, if a team is liquidated, undergoes reorganization in bankruptcy or relocates to an area where it is not possible or commercially feasible for us to continue to distribute games. Any loss or diminution in the value of rights could impact the extent of the sports coverage offered by us and could materially negatively affect our business and results of operations. In addition, our affiliation agreements generally include certain remedies in the event our networks fail to include a minimum number of professional event telecasts, and, accordingly, any loss of rights could materially negatively affect our business and results of operations. See “—The Success of Our MSG Networks Business Depends on Affiliation Fees We Receive Under Our Affiliation Agreements, the Loss of Which or Renewal of Which on Less Favorable Terms May Have a Material Negative Effect on Our Business and Results of Operations” and “—The Actions of the NBA and NHL May Have a Material Negative Effect on Our MSG Networks Business and Results of Operations.”
The Actions of the NBA and NHL May Have a Material Negative Effect on Our MSG Networks Business and Results of Operations.
The governing bodies of the NBA and the NHL have imposed, and may impose in the future, various rules, regulations, guidelines, bulletins, directives, policies and agreements (collectively, “League Rules”) that we may not be able to control, which could affect the value of our media rights agreements, including a decision to alter the number of games played during a season or the number of team games that can be selected by national broadcasters (which could reduce the number of games available for exclusive broadcast by our networks). For example, due to the COVID-19 pandemic and related government actions, decisions made by the NBA and NHL affected, and in the future could affect, our ability to produce and distribute live sports games on our networks. See “—Operational and Economic Risks—Our Operations and Operating Results Have Been, and May in the Future Be, Materially Impacted by a Pandemic or Another Public Health Emergency, Such as the COVID-19 Pandemic.” In addition, in July 2024, the NBA finalized new national media rights arrangements, which beginning with the 2025-26 NBA season, increase the number of team games that can be selected by national broadcasters (which could reduce the number of games available for exclusive broadcast by our networks). Each league also imposes rules that define the territories in which we may distribute games of the teams in the applicable league. Changes to these rules or other League Rules, or the adoption of new League Rules, could have a material negative effect on our business and results of operations.
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
In addition, we rely on third parties for sports and other programming for our networks. We compete with other providers of programming to acquire the rights to distribute such programming. If we fail to continue to obtain sports and other programming for our networks on reasonable terms for any reason, including as a result of competition, we could be forced to incur additional costs to acquire such programming or look for or develop alternative programming. An increase in our costs associated with programming, which may include third-party costs to acquire programming and/or production costs for original programming, may materially negatively affect our business and results of operations.

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
In addition, we are party to an agreement with AMC Networks Inc. (“AMC Networks”), pursuant to which AMC Networks provides us with certain origination, master control and technical services which are necessary to distribute our programming networks. If a disruption occurs, we may not be able to secure alternate distribution facilities in a timely manner. In addition, such distribution facilities and/or internal or third-party services, systems or software could be adversely impacted by cybersecurity threats including unauthorized breaches. See “—Risks Related to Cybersecurity and Intellectual Property—We Face Continually Evolving Cybersecurity and Other Technology-Related Risks, Which Could Result in Loss, Disclosure, Theft, Destruction or Misappropriation of, or Access to, Our Confidential Information and Cause Disruption of Our Business, Damage to Our Brands and Reputation, Legal Exposure and Financial Losses.” The failure or unavailability of distribution facilities or these internal and third-party services, systems or software, depending upon its severity and duration, could have a material negative effect on our business and results of operations.
Risks Related to Our Indebtedness, Financial Condition, and Internal Control
We Have Substantial Indebtedness and Are Highly Leveraged, Which Could Adversely Affect Our Business.
We are highly leveraged with a significant amount of debt and we may continue to incur additional debt in the future. As of June 30, 2024, the principal balance of our consolidated debt outstanding was approximately $1.4 billion, $849 million of which is due prior to June 30, 2025 and is classified as short-term on our condensed consolidated balance sheets. As a result of our indebtedness, we are required to make interest and principal payments on our borrowings that are significant in relation to our revenues and cash flows. These payments reduce our earnings and cash available for other potential business purposes. Furthermore, our interest expense could increase if interest rates increase (including in connection with rising inflation) because our indebtedness bears interest at floating rates or to the extent we have to refinance existing debt with higher cost debt.
In September 2019, certain subsidiaries of MSG Networks Inc., including MSGN Holdings L.P. (“MSGN L.P.”), entered into a credit facility consisting of an initial five-year $1.1 billion term loan facility and a five-year $250 million revolving credit facility (the “MSG Networks Credit Facilities”). The outstanding borrowings under the MSG Networks Credit Facilities are due at maturity on October 11, 2024. The MSG Networks Credit Facilities are the obligations of our indirect subsidiaries MSGN L.P., MSGN Eden, LLC, Regional MSGN Holdings LLC and certain subsidiaries of MSGN L.P., and none of the Company, Sphere Entertainment Group or any of the subsidiaries of Sphere Entertainment Group (collectively, the “Non-Credit Parties”) are party to the MSG Networks Credit Facilities.
On December 22, 2022, MSG Las Vegas, LLC (“MSG LV”), entered into a credit agreement providing for a five-year, $275 million senior secured term loan facility (the “LV Sphere Term Loan Facility”). All obligations under the LV Sphere Term Loan Facility are guaranteed by Sphere Entertainment Group. None of the Company, MSG Networks Inc., MSGN L.P., or any of the subsidiaries of MSGN L.P are parties to the LV Sphere Term Loan Facility.
On December 8, 2023, the Company completed a private unregistered offering (the “Offering”) of approximately $259 million in aggregate principal amount of its 3.50% Convertible Senior Notes due 2028 (the “3.50% Convertible Senior Notes”).
Our ability to have sufficient liquidity to fund our operations and refinance our indebtedness is dependent on the ability of Sphere to generate significant positive cash flow. There can be no assurance that guests, artists, promoters, advertisers and marketing partners will continue to embrace this new platform and that Sphere will generate revenue and adjusted operating income in line with our expectations. Original immersive productions, such as Postcard From Earth, have not been previously pursued on the scale of Sphere, which increases the uncertainty of our operating expectations. To the extent that our efforts do not result in viable shows, or to the extent that any such productions do not achieve expected levels of popularity among audiences, we may not generate the cash flows from operations necessary to fund our operations. Our future operating performance, to a certain extent, is subject to general economic conditions, recession, fears of recession, financial, competitive, regulatory and other factors that are beyond our control. To the extent we do not realize expected cash flows from operations from Sphere, we would have to take several actions to improve our financial flexibility and preserve liquidity, including significant reductions in both labor and non-labor expenses as well as reductions and/or deferrals in capital spending. Therefore, while we currently believe we will have sufficient liquidity from cash and cash equivalents and cash flows from operations (including expected cash flows from operations from Sphere) to fund our operations and, at a minimum, make a required quarterly amortization payment of $20.6 million on the MSG Networks Credit Facilities, no assurance can be provided that our liquidity will be sufficient in the event any of the preceding uncertainties facing Sphere are realized over the next 12 months.
In addition, our ability to make payments on, or repay or refinance, our debt, and to fund our operating and capital expenditures, also depends upon our ability to access the credit markets. If we are unable to generate sufficient cash flow to service our debt and meet our other commitments, we may need to refinance all or a portion of our debt, sell material assets or operations, or raise additional debt or equity capital, which may be dilutive to our stockholders. We cannot provide assurance that we could effect any of these actions on a timely basis, on commercially reasonable terms or at all, or that these actions would be sufficient to meet our capital requirements. In addition, the terms of our existing or future debt agreements may restrict us from effecting certain or any of these alternatives.
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
The terms of the indenture governing the 3.50% Convertible Senior Notes do not restrict us from incurring additional indebtedness, including secured indebtedness. As of June 30, 2024, (i) the principal balance of the Company’s indebtedness (excluding subsidiaries) was approximately $258.8 million under the 3.50% Convertible Senior Notes and (ii) the principal balance of indebtedness of the Company’s subsidiaries was $1.125 billion, all of which is senior secured indebtedness. In addition, as of June 30, 2024, MSGN L.P. had the ability to utilize approximately $113 million of its $250.0 million revolving credit facility and not have been in violation of the terms of the MSG Networks Credit Facilities. The ability of MSGN L.P. to draw on its revolving credit facilities will depend on its ability to meet certain financial covenants and other conditions. This leverage also exposes us to significant risk by limiting our flexibility in planning for, or reacting to, changes in our business (whether through competitive pressure or otherwise), the entertainment and video programming industries and the economy at large. Although our cash flows could decrease in these scenarios, our required payments in respect of indebtedness would not decrease.
In addition, the indenture governing the 3.50% Convertible Senior Notes does not place any limitations on our ability to incur debt or create liens securing indebtedness. If we incur secured indebtedness and such secured indebtedness is either accelerated or becomes subject to a bankruptcy, liquidation or reorganization, our assets would be used to satisfy obligations with respect to the indebtedness secured thereby before any payment could be made on the 3.50% Convertible Senior Notes that are not similarly secured.
The indenture governing the 3.50% Convertible Senior Notes also does not restrict our subsidiaries from incurring additional debt, which would be structurally senior to the 3.50% Convertible Senior Notes. If new debt or other liabilities are added to our current debt levels, the related risks that we now face could intensify. Our Credit Facilities restrict the ability of our subsidiaries to incur additional indebtedness, including secured indebtedness, but if the facilities mature or are repaid, our subsidiaries may not be subject to such restrictions under the terms of any subsequent indebtedness.
As described under “Part II — Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations — Liquidity and Capital Resources” in this Annual Report on Form 10-K, while the conditions with respect to the MSG Networks Credit Facilities raise substantial doubt about the Company’s ability to continue as a going concern, for the reasons stated under Note 2. Accounting Policies — Liquidity and Going Concern, to the consolidated financial statements included in Item 8 of this Annual Report on Form 10-K with respect to the lenders’ recourse under the MSG Networks Credit Facilities, we have concluded that the conditions raising substantial doubt about the Company’s ability to continue as a going concern have been effectively alleviated as of the date of this Annual Report on Form 10-K, and that the Company would be able to continue as a going concern for at least one year beyond the date of issuance of the condensed consolidated financial statements included in this Annual Report on Form 10-K. Management will conduct its review of the Company’s ability to continue as a going concern prior to issuing the Company’s financial statements after each quarterly or annual period. There can be no assurances that we will be able to continue to effectively alleviate the conditions with respect to the Company’s ability to continue to be a going concern in the future.
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
Although MSG Networks Is Pursuing a Work-out of Its Credit Facilities, There Can Be No Assurances That It Will Be Successful; Any Refinancing May Require an Equity Contribution by Sphere Entertainment Group to MSG Networks and, Even if a Refinancing is Successfully Consummated, It May Be on Terms Materially Less Favorable to MSG Networks Than the Current Terms.
As of June 30, 2024, the principal balance of debt outstanding under the MSG Networks Credit Facilities was approximately $849.8 and is classified as short-term on our condensed consolidated balance sheets. Under the terms of the MSG Networks Credit Facilities, a $20.6 million required quarterly amortization payment is due between June 30, 2024 and maturity and the remaining outstanding borrowings under the facility of $829.1 million are due at maturity on October 11, 2024.
MSG Networks will be unable to generate sufficient operating cash flows to settle the remaining outstanding borrowings under the MSG Networks Credit Facilities when they become due absent action taken by management to refinance the outstanding borrowings. As of the issuance date of the accompanying consolidated financial statements for the year ended June 30, 2024, MSG Networks has not been able to finalize a refinancing of the MSG Networks Credit Facilities with its existing syndicate of lenders. Consequently, MSG Networks has decided to pursue a refinancing through a work-out of the MSG Networks Credit Facilities with its existing syndicate of lenders.
If a refinancing of the outstanding borrowings under the MSG Networks Credit Facilities is successfully consummated, through a work-out or otherwise, it is expected to require a cash equity contribution from Sphere Entertainment Group to MSG Networks. In addition, such refinancing may be on terms that are materially less favorable to MSG Networks than the current terms, including providing for covenants for the benefit of existing or new lenders that materially restrict the business of MSG Networks. A refinancing may also require MSG Networks, Sphere Entertainment Co. and/or their respective subsidiaries to make concessions as a condition to the refinancing, which may have an adverse effect on their respective businesses, operating results and financial condition.
Although MSG Networks Is Pursuing a Work-out of Its Credit Facilities, There Can Be No Assurances That It Will Be Successful; If MSG Networks Is Unable to Refinance the MSG Networks Credit Facilities Through a Work-Out or Otherwise, the Outstanding Debt Thereunder Could Be Accelerated and the Lenders Could Foreclose Upon the MSG Networks Business.
MSG Networks will be unable to generate sufficient operating cash flows to settle the remaining outstanding borrowings under the MSG Networks Credit Facilities when they become due absent action taken by management to refinance the outstanding borrowings. As of the issuance date of the accompanying consolidated financial statements for the year ended June 30, 2024, MSG Networks has not been able to finalize a refinancing of the MSG Networks Credit Facilities with its existing syndicate of lenders. Consequently, MSG Networks has decided to pursue a refinancing through a work-out of the MSG Networks Credit Facilities with its existing syndicate of lenders.
In the event MSG Networks is unable to successfully refinance the MSG Networks Credit Facilities through a work-out or otherwise, the lenders would have the right to exercise their remedies under the MSG Networks Credit Facilities, which would include, but not be limited to, declaring an event of default and foreclosing on the MSG Networks business. In the event of an exercise of post-default rights or remedies, the Company believes the lenders would have no remedies or recourse against the Non-Credit Parties pursuant to the terms of the MSG Networks Credit Facilities. MSG Networks and its subsidiaries may also decide to seek bankruptcy protection prior to the lenders exercising their rights. If lenders exercise remedies or foreclose on the MSG Networks business, or if MSG Networks decides to seek bankruptcy protection, Sphere Entertainment Co. may no longer be entitled to any value in, or results of operations from, the MSG Networks business.
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
The Capped Call Transactions May Affect the Value of the 3.50% Convertible Senior Notes and Our Class A Common Stock.
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
We incurred operating losses of approximately $341 million, $273 million and $166 million for Fiscal Years 2024, 2023 and 2022, respectively. We expect these significant operating losses to continue. In addition, we have in prior periods incurred operating losses and negative cash flow. There is no assurance that we will have operating income, adjusted operating income, or positive cash flow in the future. Significant operating losses may limit our ability to raise necessary financing, or to do so on favorable terms, as such losses could be taken into account by potential investors and lenders.
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
Subsequent to the filing of the Fiscal Year 2021 Form 10-K, management of the Company evaluated an immaterial accounting error related to interest costs that should have been capitalized for Sphere in Las Vegas in Fiscal Years 2021, 2020 and 2019 and in the fiscal quarter ended September 30, 2021, as prescribed by Accounting Standards Codification Topic 835-20 (Capitalization of Interest). As a result of the accounting error, the Company re-evaluated the effectiveness of the Company’s internal control over financial reporting and identified a material weakness as of June 30, 2021, September 30, 2021, December 31, 2021 and March 31, 2022. We undertook certain remediation efforts by implementing additional controls which were operating effectively as of June 30, 2022, and as a result, our management concluded that the material weakness has been remediated and our internal control over financial reporting was effective as of June 30, 2022. A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of a company’s annual or interim financial statements will not be prevented or detected on a timely basis.
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

Operational and Economic Risks
Our Businesses Face Intense and Wide-Ranging Competition That May Have a Material Negative Effect on Our Business and Results of Operations.
Our businesses compete, in certain respects and to varying degrees, for guests, advertisers and viewers with other leisure-time activities and entertainment options such as television, radio, motion pictures, sporting events, music festivals and other live performances, restaurants and nightlife venues, the Internet, social media and social networking platforms, and online and mobile services, including sites for online content distribution, video on demand and other alternative sources of entertainment and information, in addition to competing for concerts, residencies and performances with other event venues (including future venues and arenas) for total entertainment dollars in our marketplace.
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
In addition, our Sphere business is highly sensitive to customer tastes and depends on our ability to continue to attract concert residencies, marquee sporting events, corporate and other events to our venue, competition for which is intense, and in turn, the ability of performers to attract strong attendance. For example, Sphere competes with other entertainment options in the Las Vegas area, which is a popular entertainment destination.
While the Company believes that these next-generation venues enable new experiences and innovative opportunities to engage with audiences, there can be no assurance that guests, artists, promoters, advertisers and marketing partners will continue to embrace this new platform. We contract with promoters and others to provide performers and events at Sphere and Sphere grounds. There may be a limited number of popular artists, groups or events that are willing to take advantage of the immersive experiences and next generation technologies (which cannot be re-used in other venues) or that can attract audiences to Sphere, and our business would suffer to the extent that we are unable to attract such artists, groups and events willing to perform at our venue.
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
New or existing programming networks that are owned by or affiliated with broadcast networks such as NBC, ABC, CBS or Fox, or broadcast station owners, such as Sinclair, may have a competitive advantage over our networks in obtaining distribution through the “bundling” of agreements to carry those programming networks with the agreement giving the Distributor the right to carry a broadcast station owned by or affiliated with the network. For example, regional sports and entertainment networks affiliated with broadcast networks are carried by certain Distributors that do not currently carry our networks. Our business depends, in part, upon viewer preferences and audience acceptance of the programming on our networks. These factors are often unpredictable and subject to influences that are beyond our control, such as the quality and appeal of competing programming, the performance of the sports teams whose media rights we control, general economic conditions and the availability of other entertainment options. We may not be able to successfully predict interest in proposed new programming and viewer preferences could cause new programming not to be successful or cause our existing programming to decline in popularity. If our programming does not gain or maintain the level of audience acceptance we, our advertisers or Distributors expect, it could negatively affect advertising or distribution fee revenues. An increase in our costs associated with programming, including original programming, may materially negatively affect our business and results of operations.
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
The extent to which competitive programming, including NBA and NHL games, are available on other programming networks and distribution platforms can adversely affect our competitive position. The increasing amount of sports programming available on a national basis, including pursuant to national media rights arrangements (e.g., NBA on ABC, ESPN, ESPN+, TNT and Max (ABC, ESPN, ESPN+, NBC, Peacock and Amazon beginning in 2025-26), and NHL on ABC, ESPN, Hulu, ESPN+, TNT and Max), as part of league-controlled sports programming networks (e.g., NBA TV and NHL Network), in out-of-market packages (e.g., NBA League Pass and NHL Center Ice/ESPN+), league and other websites, mobile applications and streaming outlets, may have an adverse impact on our competitive position as our programming networks compete for distribution and for viewers. For example, in July 2024, the NBA finalized new national media rights arrangements, which beginning with the 2025-26 NBA season, increase the number of team games that can be selected by national broadcasters (which could reduce the number of games available for exclusive broadcast by our networks). The competitive environment in which our MSG Networks business operates may also be affected by technological developments. It is difficult to predict the future effect of technology on our competitive position. With respect to advertising services, factors affecting the degree and extent of competition include prices, reach and audience demographics, among others. Some of our competitors are large companies that have greater financial resources available to them than we do, which could impact our viewership and the resulting advertising revenues.
Our Operations and Operating Results Have Been, and May in the Future Be, Materially Impacted by a Pandemic or Another Public Health Emergency, Such as the COVID-19 Pandemic.
The Company’s operations and operating results were materially impacted by the COVID-19 pandemic (including COVID-19 variants) and actions taken in response by governmental authorities and certain professional sports leagues during the fiscal year ended June 30, 2021 (“Fiscal Year 2021”).
Government regulations enacted in response to the COVID-19 pandemic or another pandemic or health emergency could impact in the future the revenue we derive and/or the expenses we incur from events that we choose to host, such that events that were historically profitable would instead result in losses. It is unclear to what extent concerns with respect to pandemics, such as a resurgence of COVID-19 or other future pandemics, could result in new government-mandated capacity or other restrictions or vaccination/mask requirements or impact the use of and/or demand for Sphere in Las Vegas, impact demand for our sponsorship and advertising assets, deter our employees and vendors from working at Sphere in Las Vegas (which may lead to difficulties in staffing), deter artists from touring, or result in professional sports leagues suspending, cancelling or otherwise reducing the number of games scheduled in the regular reason or playoffs, which has in the past and could in the future have a material impact on the distribution and/or advertising revenues of our MSG Networks segment, or otherwise materially impact our operations. For example, as a result of the COVID-19 pandemic, both the NBA and the NHL reduced the number of regular season games for their 2020-21 seasons, resulting in MSG Networks airing substantially fewer NBA and NHL telecasts during Fiscal Year 2021, as compared with Fiscal Year 2019 (the last full fiscal year not impacted by COVID-19 as the 2019-20 seasons were temporarily suspended and subsequently shortened). Consequently, MSG Networks experienced a decrease in revenues in Fiscal Year 2021, including a material decrease in advertising revenue. The absence of live sports games also resulted in a decrease in certain MSG Networks expenses in Fiscal Year 2021, including rights fees, variable production expenses, and advertising sales commissions. MSG Networks has aired full season telecast schedules since Fiscal Year 2022. In addition, in April 2020, the Company temporarily suspended construction of Sphere in Las Vegas due to COVID-19 related factors that were outside of its control, including supply chain issues and resumed full construction with a lengthened timetable in order to better preserve cash through the COVID-19 pandemic. Although Sphere was not open during the pandemic, if it had been, its operations would have been suspended for a period of time and, similar to other venues, its operations would have been subject to safety protocols and social distancing upon reopening.
Our business is particularly sensitive to reductions in travel and discretionary consumer spending. A pandemic, such as COVID-19, or the fear of a new pandemic or public health emergency, has in the past impeded and could in the future impede economic activity in impacted regions and globally over the long term, leading to a decline in discretionary spending on entertainment and sports events and other leisure activities, which has in the past resulted and could in the future result in long-term effects on our business. To the extent effects of the COVID-19 pandemic or another pandemic or public health emergency adversely affect our business and financial results, they may also have the effect of heightening many of the other risks described in this “Risk Factors” section, such as those relating to our liquidity, indebtedness, and our ability to comply with the covenants contained in the agreements that govern our indebtedness.
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
Consumer and corporate spending has in the past declined and may in the future decline at any time for reasons beyond our control. The risks associated with our businesses generally become more acute in periods of a slowing economy or recession, which may be accompanied by reductions in corporate sponsorship and advertising and decreases in attendance at events at our venue, among other things. In addition, inflation, which has significantly risen, has increased and may continue to increase operational costs, including labor costs, and continued increases in interest rates in response to concerns about inflation may have the effect of further increasing economic uncertainty and heightening these risks. As a result, instability and weakness of the U.S. and global economies, including due to the effects caused by disruptions to financial markets, inflation, recession, high unemployment, geopolitical events, including any prolonged effects caused by the COVID-19 pandemic or another future pandemic, and the negative effects on consumers’ and businesses’ discretionary spending, have in the past materially negatively affected, and may in the future materially negatively affect, our business and results of operations. A prolonged period of reduced consumer or corporate spending, including with respect to advertising, such as during the COVID-19 pandemic, has in the past and could in the future have an adverse effect on our business and our results of operations. See “—Operational and Economic Risks—Our Operations and Operating Results Have Been, and May in the Future Be, Materially Impacted by a Pandemic or Another Public Health Emergency, Such as the COVID-19 Pandemic.”
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
The success of our businesses is dependent upon the willingness and ability of patrons to attend events at our venue. The venue we operate, like all prominent places of public assembly, could be the target of terrorist activities, including acts of domestic terrorism, or other actions that discourage attendance. Any such activity or threatened activity at or near one of our venue or other similar venues, including those located elsewhere, could result in reduced attendance at our venue and a material negative effect on our business and results of operations. If our venue was unable to operate for an extended period of time, our business and operations would be materially adversely affected. Similarly, a major epidemic or pandemic, such as the COVID-19 pandemic, or the threat or perceived threat of such an event, could adversely affect attendance at our events and venues by discouraging public assembly at our events and venue. Moreover, the costs of protecting against such incidents, including the costs of implementing additional protective measures for the health and safety of our guests, could reduce the profitability of our operations. See “—Operational and Economic Risks—Our Operations and Operating Results Have Been, and May in the Future Be, Materially Impacted by a Pandemic or Another Public Health Emergency, Such as the COVID-19 Pandemic.”
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
From time to time, we may explore opportunities to purchase or invest in other businesses, venues or assets that we believe will complement, enhance or expand our current business or that might otherwise offer us growth opportunities, including opportunities that may differ from the Company’s current businesses. Any transactions that we are able to identify and complete may involve risks, including the commitment of significant capital, the incurrence of indebtedness, the payment of advances, the diversion of management’s attention and resources from our existing business to develop and integrate the acquired or combined business, the inability to successfully integrate such business or assets into our operations, litigation or other claims in connection with acquisitions or against companies we invest in or acquire, our lack of control over certain companies, including joint ventures and other minority investments, the risk of not achieving the intended results and the exposure to losses if the underlying transactions or ventures are not successful. At times, we have had and may in the future have, significant investments in businesses that we account for under the equity method of accounting. Certain of these investments have generated operating losses in the past and certain have required additional investments from us in the form of equity or loans. For example, our investment in Holoplot was substantially reduced by our share of the entity’s operating losses before we purchased the remainder of the business in April 2024. There can be no assurance that these investments will become profitable individually or in the aggregate or that they will not require material additional funding from us in the future.
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
•Public Health and Safety. As a result of government mandated assembly limitations and closures implemented in response to the COVID-19 pandemic, MSG Networks aired substantially fewer games in Fiscal Year 2021. There can be no assurance that some or all of these restrictions will not be imposed again in the future due to another pandemic or public health emergency. We are unable to predict what the long-term effects of these events, including renewed government regulations or requirements, will be. For example, future governmental regulations adopted in response to a pandemic may impact the revenue we derive and/or the expenses we incur from the events that we choose to host, such that events that were historically profitable would instead result in losses. See “—Operational and Economic Risks—Our Operations and Operating Results Have Been, and May in the Future Be, Materially Impacted by a Pandemic or Another Public Health Emergency, Such as the COVID-19 Pandemic.”
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
The data protection landscape is rapidly evolving in the United States. As our operations and business grow, we may become subject to or affected by new or additional data protection laws and regulations and face increased scrutiny or attention from regulatory authorities. For example, California has passed a comprehensive data privacy law, the CCPA, and a number of other states, including New Jersey, Virginia, Colorado, Utah and Connecticut, have also passed similar laws, and various additional states may do so in the near future. Additionally, the CPRA, imposes additional data protection obligations on covered businesses, including additional consumer rights procedures and obligations, limitations on data uses, new audit requirements for higher risk data, and constraints on certain uses of sensitive data. The majority of the CPRA provisions went into effect on January 1, 2023, and additional compliance investment and potential business process changes may be required. Further, there are several legislative proposals in the United States, at both the federal and state level, that could impose new privacy and security obligations. We cannot yet determine the impact that these future laws and regulations may have on our business. As new privacy- and security-related laws and regulations are implemented, the time and resources needed for us to comply with such laws and regulations, as well as our potential liability for non-compliance with such laws and regulations, may increase.
In addition, governmental authorities and private litigants continue to bring actions against companies for online collection, use, dissemination and security practices that are unfair or deceptive. We may incur significant legal expenses or reputational damage for data privacy or security claims regardless of whether we are found to be liable.
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
Our Business Has Been Subject to Seasonal Fluctuations, and Our Operating Results and Cash Flows Have In the Past Varied, and Could In the Future Vary, Substantially from Period to Period.
Our revenues and expenses have been seasonal and may continue to be seasonal. For example, our MSG Networks segment generally continues to expect to earn a higher share of its annual revenues in the second and third quarters of its fiscal year as a result of MSG Networks’ advertising revenue being largely derived from the sale of inventory in its live NBA and NHL professional sports programming. Therefore, our operating results and cash flows reflect significant variation from period to period and will continue to do so in the future. Consequently, period-to-period comparisons of our operating results or cash flows may not necessarily be meaningful and the operating results or cash flows of one period are not indicative of our financial performance during a full fiscal year. This variability may adversely affect our business, results of operations and financial condition.

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
Our business is dependent upon the efforts of unionized workers. As of June 30, 2024, approximately 18% of our employees were subject to CBAs. Approximately 5% of those union employees are subject to CBAs that expired as of June 30, 2024 and approximately 39% are subject to CBAs that will expire by June 30, 2025 if they are not extended prior thereto. Any labor disputes, such as strikes or lockouts, with the unions with which we have CBAs could have a material negative effect on our business and results of operations (including our ability to produce or present immersive productions, concerts, programming, theatrical productions, sporting events and other events). For example, members of the Writers Guild of America and SAG-AFTRA commenced work stoppages in May and July, 2023, respectively, which lasted several months. If these or other work stoppages by unions involved in the production of original immersive productions occur and we are unable to secure waivers from the guild or union concerned, it could adversely affect our business.
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
There Is a Risk of Injuries and Accidents in Connection with Sphere, Which Has in the Past and Could in the Future Subject Us to Personal Injury or Other Claims; We Are Subject to the Risk of Adverse Outcomes in Other Types of Litigation.
There are inherent risks associated with producing and hosting events and operating, maintaining, renovating or constructing our venues (including as a result of Sphere’s unique features). As a result, personal injuries, accidents and other incidents which may negatively affect guest satisfaction have occurred and may occur from time to time, which have in the past subjected and could in the future subject us to claims and liabilities.
These risks may not be covered by insurance or could involve exposures that exceed the limits of any applicable insurance policy. Incidents in connection with events at Sphere could also reduce attendance at our events and may have a negative impact on our revenue and results of operations. Although we seek to obtain contractual indemnities for events at our venues that we do not promote and we also maintain insurance policies that provide coverage for incidents in the ordinary course of business, there can be no assurance that such indemnities or insurance will be adequate at all times and in all circumstances or that we will be able to continue to obtain or renew such insurance policies on favorable terms or at all.
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
We Face Risk from Doing Business Internationally.
We have operations and own property outside of the United States. We continue to explore international markets for our next generation Sphere venues. As a result, our business is subject to certain risks inherent in international business, many of which are beyond our control. These risks include:
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
Risks Related to Cybersecurity and Intellectual Property
We Face Continually Evolving Cybersecurity and Other Technology-Related Risks, Which Could Result in Loss, Disclosure, Theft, Destruction or Misappropriation of, or Access to, Our Confidential Information and Cause Disruption of Our Business, Damage to Our Brands and Reputation, Legal Exposure and Financial Losses.
Through our operations, we collect and store, including by electronic means, certain personal, proprietary and other sensitive information, including payment card information, that is provided to us through purchases, registration on our websites, mobile applications, or otherwise in communication or interaction with us. These activities require the use of online services and centralized data storage, including through third-party service providers. Data maintained in electronic form is subject to the risk of security incidents, including breach, compromise, intrusion, tampering, theft, destruction, misappropriation or other malicious activity. The increased use of mobile and cloud technologies heightens these and other operational risks, as do hybrid work arrangements. Our ability to safeguard such personal and other sensitive information, including information regarding the Company and our customers, sponsors, partners, Distributors, advertisers and employees, independent contractors and vendors, is important to our business. We take significant steps to protect our stored information, including the implementation of systems and processes to thwart malicious activity. These protections are costly and require ongoing monitoring and updating as technologies change and efforts to overcome security measures become more sophisticated. See “—Operational and Economic Risks—We Are Subject to Extensive Governmental Regulation and Changes in These Regulations and Our Failure to Comply with Them May Have a Material Negative Effect on Our Business and Results of Operations.”
Despite our efforts, the risks of a security incident cannot be entirely eliminated and our information technology and other systems that maintain and transmit consumer, sponsor, partner, Distributor, advertiser, Company, employee and other confidential and proprietary information may be compromised due to employee error or other circumstances such as malware or ransomware, viruses, hacking and phishing attacks, denial-of-service attacks, business email compromises, or otherwise. A compromise of our or our vendors’ systems could affect the security of information on our network or that of a third-party service provider. Additionally, outside parties may attempt to fraudulently induce employees, vendors or users to disclose sensitive, proprietary or confidential information in order to gain access to data and systems. Given the increasing sophistication of bad actors and complexity of the techniques used to obtain unauthorized access or disable systems, a security incident could potentially persist for an extended period of time before being detected. We may not be able to anticipate the incident or respond adequately or timely, and the extent of a particular incident, and the steps that we may need to take to investigate the incident, may not be immediately clear. As a result, our or our customers’ or affiliates’ sensitive, proprietary and/or confidential information may be lost, disclosed, accessed or taken without consent.
We also continue to review and enhance our security measures in light of the constantly evolving techniques used to gain unauthorized access to networks, data, software and systems. We have expended, and expect to continue to expend, significant expenses on an ongoing basis in order to review and enhance our security measures and to address any actual or potential security incidents that arise, but these measures may be ineffective and we may be subject to legal or regulatory action, as well as financial losses, and we may not have insurance coverage for any or all such losses. If we experience an actual or perceived security incident, our ability to conduct business may be interrupted or impaired, we may incur damage to our systems, we may lose profitable opportunities or the value of those opportunities may be diminished and we may lose revenue as a result of unlicensed use of our intellectual property. Unauthorized access to or security breaches of our systems could result in the loss of data, loss of business, severe reputational damage adversely affecting customer or investor confidence, diversion of management’s attention, regulatory investigations and orders, litigation, indemnity obligations, damages for contract breach, penalties for violation of applicable laws or regulations and significant costs for remediation that may include liability for stolen or lost assets or information and repair of system damage that may have been caused, incentives offered to customers or other business partners in an effort to maintain business relationships after a breach and other liabilities. In addition, in the event of a security incident, changes in legislation may increase the risk of potential litigation. For example, the CCPA, which provides a private right of action (in addition to statutory damages) for California residents whose sensitive personal information is breached as a result of a business’ violation of its duty to reasonably secure such information, took effect on January 1, 2020 and was expanded by the CPRA, which took effect in January 2023. A number of other states have passed similar laws and additional states may do so in the near future. Our insurance coverage may not be adequate to cover the costs of a data breach, indemnification obligations, or other liabilities.
We also routinely transmit and receive personal, confidential and proprietary information by email and other electronic means. We have discussed and worked with customers, sponsors, partners, employees, directors, independent contractors and vendors to secure transmission capabilities and protect against cyber incidents, but we do not have, and may be unable to put in place, secure capabilities with all of our customers, sponsors, partners, employees, directors, independent contractors and vendors and we may not be able to ensure that these third parties have appropriate controls in place to protect the confidentiality of the information. An interception, misuse or mishandling of personal, confidential or proprietary information being sent to or received from a client, vendor, service provider, counterparty or other third party could result in legal liability, regulatory action and reputational harm.
In addition, new regulations require us to disclose information about material cybersecurity incidents on a timely basis, including those that may not have been resolved or fully investigated at the time of disclosure, or, in some instances, we may have obligations to notify relevant stakeholders of security breaches. Such mandatory disclosures are costly, could provide information to threat actors, could lead to negative publicity, may cause our customers to lose confidence in the effectiveness of our security measures and may require us to expend significant capital and other resources to respond to or alleviate problems caused by an actual or perceived security breach.
The Interruption or Unavailability of Third-Party Facilities, Systems and/or Software Upon Which We Rely May Have a Material Negative Effect on Our Business, Financial Condition and Results of Operations.
We rely upon various internal and third-party software and systems in the operation of our business, including, with respect to ticket sales, credit card processing, email marketing, point of sale transactions, database, inventory, human resource management and financial systems, and other systems used to present Sphere events and immersive productions, advertising or signage, such as audio and video. With respect to third-party software or systems, certain of these arrangements are not covered by long-term agreements. System interruption and the lack of integration and redundancy in the information systems and infrastructure, both of our own websites and other computer systems and of affiliate and third-party software, computer networks, applications and other communications systems service providers on which we rely may adversely affect our ability to operate websites, applications, process and fulfill transactions, respond to customer inquiries, present events, and generally maintain cost-efficient operations. Such interruptions could occur as a result of a number of factors, including design defects, the age of the technology, network failures, technology modernization initiatives, malfunctions in maintenance updates or security patches, natural disaster, malicious actions, such as hacking or acts of terrorism or war, or human error. Any such damage or disruptions could also compromise the security of our information systems and networks. The failure or unavailability of these internal or third-party services or systems, depending upon its severity and duration, could have a material negative effect on our business and results of operations. See also “—Risks Related to Governance and Our Controlled Ownership—We Are Materially Dependent on Affiliated Entities’ Performances Under Various Agreements” for a discussion of services MSG Entertainment performs on our behalf and “—We Face Continually Evolving Cybersecurity and Other Technology-Related Risks, Which Could Result in Loss, Disclosure, Theft, Destruction or Misappropriation of, or Access to, Our Confidential Information and Cause Disruption of Our Business, Damage to Our Brands and Reputation, Legal Exposure and Financial Losses.
While we have backup systems and offsite data centers for certain aspects of our operations, disaster recovery planning by its nature cannot be for all eventualities. In addition, we may not have adequate insurance coverage to compensate for any or all losses from a major interruption. If any of these adverse events were to occur, it could have a material negative effect our business, financial condition and results of operations.
We Rely Upon Cloud Computing Services to Operate Certain Aspects of Our Business and Any Disruption of or Interference With Our Use of These Services Would Impact Our Operations and Our Business Would Be Adversely Impacted.
Cloud computing services provide a distributed computing infrastructure platform for business operations. We have established our software and computer systems so as to utilize data processing, storage capabilities and other services provided by third parties. Those third parties’ facilities are vulnerable to damage or interruption from, among other things, design defects, the age of the technology, network failures, technology modernization initiatives, malfunctions in maintenance updates or security patches, cybersecurity attacks, terrorist attacks, natural disasters, power outages and similar events or acts of misconduct. We have experienced, and we expect that in the future we will experience, interruptions, delays and outages in service and availability from third-party service providers from time to time due to a variety of factors, including infrastructure changes, human or software errors, website hosting disruptions and capacity constraints. Given this, along with the fact that we cannot easily switch our cloud operations to another cloud provider, without significant costs, or at all, any disruption of or interference with our use of cloud providers would impact our operations and our business.

We Have in the Past and May in the Future Become Subject to Infringement or Other Claims Relating to Our Content or Technology.
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
We have entered into various agreements with MSG Entertainment related to the MSGE Distribution, and with MSG Sports with respect to the 2020 Entertainment Distribution, and MSG Networks has various agreements with MSG Sports in connection with the 2015 Sports Distribution, including, among others, a distribution agreement, a tax disaffiliation agreement, a services agreement, an employee matters agreement and certain other arrangements (including other support services). These agreements include the allocation of employee benefits, taxes and certain other liabilities and obligations attributable to periods prior to, at and after the applicable distribution. In connection with the 2015 Sports Distribution, the 2020 Entertainment Distribution and the MSGE Distribution, we provided MSG Sports and MSG Entertainment, respectively, with indemnities with respect to liabilities arising out of our business, and MSG Sports and MSG Entertainment, respectively, provided us with indemnities with respect to liabilities arising out of the business retained by them. MSG Networks’ media rights agreements with MSG Sports provide us with the exclusive live local media rights to Knicks and Rangers games. Rights fees under these media rights agreements amounted to approximately $174.0 million for Fiscal Year 2024. The stated contractual rights fees under such rights agreements increase annually and are subject to adjustments in certain circumstances, including if MSG Sports does not make available a minimum number of exclusive live games in any year.
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
As of June 30, 2024, certain members of the Dolan family, including certain trusts for the benefit of members of the Dolan family (collectively, the “Dolan Family Group”), collectively owned 100% of our Class B Common Stock, approximately 6.5% of our outstanding Class A Common Stock (inclusive of options exercisable within 60 days after June 30, 2023) and approximately 72.3% of the total voting power of all our outstanding common stock in matters other than the election of directors. The members of the Dolan Family Group holding Class B Common Stock are parties to a Stockholders Agreement, which has the effect of causing the voting power of the holders of our Class B Common Stock to be cast as a block with respect to all matters to be voted on by holders of our Class B Common Stock. Under the Stockholders Agreement, the shares of Class B Common Stock owned by members of the Dolan Family Group (representing all the outstanding Class B Common Stock) are to be voted on all matters in accordance with the determination of the Dolan Family Committee (as defined below), except that the decisions of the Dolan Family Committee are non-binding with respect to the Class B Common Stock owned by certain Dolan family trusts that collectively own approximately 40.5% of the outstanding Class B Common Stock (“Excluded Trusts”). The “Dolan Family Committee” consists of Charles F. Dolan and his six children, James L. Dolan, Thomas C. Dolan, Patrick F. Dolan, Kathleen M. Dolan, Marianne Dolan Weber and Deborah A. Dolan-Sweeney. The Dolan Family Committee generally acts by majority vote, except that approval of a going-private transaction must be approved by a two-thirds vote and approval of a change-in-control transaction must be approved by not less than all but one vote. The voting members of the Dolan Family Committee are James L. Dolan, Thomas C. Dolan, Kathleen M. Dolan, Deborah A. Dolan-Sweeney and Marianne Dolan Weber, with each member having one vote other than James L. Dolan, who has two votes. Because James L. Dolan has two votes, he has the ability to block Dolan Family Committee approval of any Company change in control transaction. Shares of Class B Common Stock owned by Excluded Trusts will on all matters be voted on in accordance with the determination of the Excluded Trusts holding a majority of the Class B Common Stock held by all Excluded Trusts, except in the case of a vote on a going-private transaction or a change in control transaction, in which case a vote of the trusts holding two-thirds of the Class B Common Stock owned by Excluded Trusts is required.
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
We Have Elected to Be a “Controlled Company” for New York Stock Exchange (“NYSE”) Purposes Which Allows Us Not to Comply with Certain of the Corporate Governance Rules of NYSE.
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
Our Executive Chairman and Chief Executive Officer, James L. Dolan, also serves as the Executive Chairman and Chief Executive Officer of MSG Entertainment and MSG Sports and as Non-Executive Chairman of AMC Networks. Furthermore, nine members of our Board of Directors (including James L. Dolan) also serve as directors of MSG Entertainment, ten members of our Board of Directors (including James L. Dolan) also serve as directors of MSG Sports, and six members of our Board of Directors (including James L. Dolan) also serve as directors of AMC Networks, Charles F. Dolan serves as Chairman Emeritus of AMC Networks concurrently with his service on our Board of Directors and Kristin A. Dolan serves as Chief Executive Officer of AMC Networks concurrently with her service on our Board of Directors. Our Executive Vice President, David Granville-Smith also serves as Executive Vice President of MSG Sports and AMC Networks. Our Vice Chairman, Gregg G. Seibert, also serves as the Vice Chairman of MSG Sports, MSG Entertainment and AMC Networks, our Executive Vice President and General Counsel, Laura Franco, also serves as MSG Entertainment’s Executive Vice President and General Counsel, and our Secretary, Mark C. Cresitello, also serves as Senior Vice President, Deputy General Counsel and Secretary of MSG Sports and Secretary of MSG Entertainment. As a result, these individuals do not devote their full time and attention to the Company’s affairs. The overlapping directors, officers and employees may have actual or apparent conflicts of interest with respect to matters involving or affecting each company. For example, there is potential for a conflict of interest when we on the one hand, and MSG Sports, MSG Entertainment and/or AMC Networks and their respective subsidiaries and successors on the other hand, look at certain acquisitions and other corporate opportunities that may be suitable for more than one of the companies. Also, conflicts may arise if there are issues or disputes under the commercial arrangements that exist between MSG Sports, MSG Entertainment or AMC Networks (each referred to as an “Other Entity”) and us. In addition, certain of our directors, officers and employees hold MSG Sports, MSG Entertainment and/or AMC Networks stock, stock options and/or restricted stock units. These ownership interests could create actual, apparent or potential conflicts of interest when these individuals are faced with decisions that could have different implications for our Company and an Other Entity. For a discussion of certain procedures we have implemented to help ameliorate such potential conflicts that may arise, see our Definitive Proxy Statement filed with the SEC on October 25, 2023.
Our Overlapping Directors and Officers with MSG Sports, MSG Entertainment and/or AMC Networks May Result in the Diversion of Corporate Opportunities to MSG Sports, MSG Entertainment and/or AMC Networks and Other Conflicts and Provisions in Our Amended and Restated Certificate of Incorporation May Provide Us No Remedy in That Circumstance.
The Company’s amended and restated certificate of incorporation acknowledges that directors and officers of the Company (the “Overlap Persons”) may also be serving as directors, officers, employees, consultants or agents of an Other Entity, and that the Company may engage in material business transactions with such Other Entities. The Company has renounced its rights to certain business opportunities and the Company’s amended and restated certificate of incorporation provides that no Overlap Person will be liable to the Company or its stockholders for breach of any fiduciary duty that would otherwise occur by reason of the fact that any such individual directs a corporate opportunity (other than certain limited types of opportunities set forth in our amended and restated certificate of incorporation) to one or more of the Other Entities instead of the Company, or does not refer or communicate information regarding such corporate opportunities to the Company. These provisions in our amended and restated certificate of incorporation also expressly validate certain contracts, agreements, arrangements and transactions (and amendments, modifications or terminations thereof) between the Company and the Other Entities and, to the fullest extent permitted by law, provided that the actions of the Overlap Person in connection therewith are not breaches of fiduciary duties owed to the Company, any of its subsidiaries or their respective stockholders. See the Sphere Entertainment Co. Policy Concerning Certain Matters Relating to Madison Square Garden Entertainment Corp., Madison Square Garden Sports Corp. and AMC Networks Inc., including Responsibilities of Overlapping Directors and Officers filed as Exhibit 10.33 to this Form 10-K for more information.

Item 1B. Unresolved Staff Comments
None.
Item 1C. Cybersecurity
All companies utilizing technology are subject to the risk of breaches of or unauthorized access to their computer systems. The Company maintains a cyber risk management program designed to assess, identify and manage cybersecurity threats. The Company’s cyber risk management program has been integrated into our overall risk management program. The Audit Committee of our Board of Directors and our management are involved in the oversight of our risk management program, of which cybersecurity represents an important component. We have established policies and processes for assessing, identifying, and managing material risks from cybersecurity threats and incidents. Our policies and processes include, among other things:
•regular system security testing;
•a cybersecurity incident response policy (including the use of third-party vendors, as needed);
•periodic and ongoing security awareness training for employees;
•the use of several comprehensive vulnerability analysis systems to evaluate software vulnerabilities both internally and externally; and
•mechanisms to detect and monitor unusual network activity.
The Company also requires that all third-party vendors that have access to or handle sensitive information undergo a risk-based vendor security assessment. We also maintain controls and procedures that are designed to promptly escalate certain cybersecurity incidents so that decisions regarding public disclosure and reporting of such incidents can be made by management and the Audit Committee of our Board of Directors in a timely manner. There can be no guarantee that our policies and processes will be properly followed in every instance or that those policies and processes will be effective.
Our cyber risk management program is based on recognized best practices and standards for cybersecurity and information technology and aims to identify and address cybersecurity risks through a comprehensive, cross-functional approach. The Company has established a cybersecurity leadership response team consisting of members of senior management, including the Chief Security Officer (“CSO”) of MSG Entertainment (who provides services to the Company), the Company’s Chief Financial Officer (“CFO”), and the Company’s General Counsel (“GC”), as well as a tactical incident response team comprised of employees from the threat management department.
The CSO is primarily responsible for leading the tactical incident response team, including the implementation of defense capabilities and risk mitigation strategies, and communicating with senior management and the cybersecurity leadership response team. The CSO has over 20 years of security operations, information technology and cybersecurity experience. He has served as Executive Vice President and Chief Security Officer at MSG Entertainment since April 2023 and, prior to the MSGE Distribution, held senior roles at the Company, including serving as Executive Vice President and Chief Security Officer from 2021 to April 2023 and Senior Vice President and Chief Security Officer from 2020 to 2021, and served as MSG Sports’ Senior Vice President and Chief Security Officer from 2018 to 2020 prior to the 2020 Entertainment Distribution. He is supported by his direct reports and their teams.
The cybersecurity leadership response team also includes other senior members from the legal, internal audit, communications and threat management departments. This leadership response team meets as needed to review various cybersecurity and data privacy matters as escalated by the tactical incident response team and receives periodic updates from the tactical incident response team on such matters. The tactical incident response team is responsible for maintaining processes to assess, identify and manage material risks from cybersecurity threats and has primary responsibility for executing the response to any cybersecurity incident. In addition, the CSO and/or the tactical incident response team have identified third party vendors that can assist as needed with responding to any cybersecurity incident and determine if members of the cybersecurity leadership response team or other employees or vendors should be involved in the Company’s response.
Our Audit Committee is responsible for overseeing the Company’s risk management on behalf of our Board of Directors, which includes overseeing the Company’s management of its cybersecurity and data privacy. The CSO (or a senior member of his team) reports annually to the Audit Committee regarding the Company’s information security and cybersecurity risks. In addition, the Company’s CFO and GC communicate with the Company’s Audit Committee or its chair upon the occurrence of specified types of cybersecurity-related events, in accordance with the Company’s incident response policy. The GC, the CFO and the Vice President, Internal Audit & SOX also attend quarterly meetings of the Audit Committee to provide quarterly reports with updates on, among other things, cybersecurity risks facing the Company. The Audit Committee reports to the Board of Directors at least annually regarding its responsibilities and actions taken throughout the year, which includes any significant activities regarding its oversight of risks from cybersecurity threats.

Although we have not been materially impacted by any cybersecurity incident to date, we are subject to cybersecurity threats, as discussed in Item 1A. Risk Factors, including in the risk factor entitled “We Face Continually Evolving Cybersecurity and Other Technology-Related Risks, Which Could Result in Loss, Disclosure, Theft, Destruction or Misappropriation of, or Access to, Our Confidential Information and Cause Disruption of Our Business, Damage to Our Brands and Reputation, Legal Exposure and Financial Losses.”
Item 2. Properties
We lease properties in New York City of approximately 64,000 square feet housing MSG Networks’ administrative and executive offices and approximately 18,000 square feet of studio space.
We also lease approximately 810,000 square feet in Las Vegas, Nevada, under a ground lease for the land where Sphere in Las Vegas is located, and own approximately 230,000 square feet of property in Stratford, London. See “Item 1. Business — Our Business — Sphere.” In addition, we lease approximately 14,000 square feet in Las Vegas, Nevada, related to office space and approximately 153,000 square feet in Burbank, California, where Sphere Studios has office space and content creation and testing facilities.
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
On April 6, 2023, the parties to the MSG Networks Litigation reached an agreement in principle to settle the MSG Networks Litigation, without admitting liability, on the terms and conditions set forth in a binding term sheet, which was incorporated into a long-form settlement agreement (the “MSGN Settlement Agreement”) that was filed with the Court on May 18, 2023. The MSGN Settlement Agreement provided for, among other things, the final dismissal of the MSG Networks Litigation in exchange for a settlement payment to the plaintiffs and the class of approximately $48.5 million, of which approximately $28 million has been paid by the Company and $20.5 million has been paid to the plaintiffs by insurers (who agreed to advance these costs subject to final resolution of the parties’ insurance coverage dispute). The MSGN Settlement Agreement was approved by the Court on August 14, 2023, which constituted the final judgment in the action. MSG Networks Inc. has a dispute with its insurers over whether and to what extent there is insurance coverage for the settlement (and has settled with one of the insurers). As of June 30, 2024, approximately $18 million has been accrued for by the Company in Accounts payable, accrued and other current liabilities (reduced from $20.5 million accrued as of March 31, 2024 in connection with the aforementioned settlement). Unless MSG Networks Inc. and the remaining insurers settle that insurance dispute, it is expected to be finally resolved in a pending Delaware insurance coverage action.
The Company is a defendant in various other lawsuits. Although the outcome of these other lawsuits cannot be predicted with certainty (including the extent of available insurance, if any), management does not believe that resolution of these other lawsuits will have a material adverse effect on the Company.
Item 4. Mine Safety Disclosures
Not applicable.

PART II
Item 5. Market for the Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities
Our Class A Common Stock, is listed on the NYSE under the symbol “SPHR.” The Company’s Class A Common Stock began “regular way” trading on the NYSE on April 20, 2020.
Performance Graph
The following graph compares the relative performance of our Class A Common Stock, the Russell 2000 Index and the Bloomberg Americas Entertainment Index. This graph covers the period from April 20, 2020 through June 30, 2024. The comparison assumes an investment of $100 on April 20, 2020 and reinvestment of dividends. The stock price performance included in this graph is not necessarily indicative of future stock performance. The Russell 2000 Index and the Bloomberg Americas Entertainment Index are included for comparative purposes only. They do not necessarily reflect management’s opinion that such indices are an appropriate measure of the relative performance of the stock involved and they are not intended to forecast or be indicative of possible future performance of our common stock.

Comparison of Cumulative Total Return
$300
$250
$200
$150
$100
$50
$0
4/20/20
6/30/20
6/30/21
6/30/22
6/30/23
6/30/24
Sphere Entertainment Co.
Russell 2000 Index
Bloomberg Americas Entertainment Index

	Base Period 4/20/20	6/30/20	6/30/21	6/30/22	6/30/23	6/30/24
Sphere Entertainment Co.	$100.00	$114.80	$128.53	$80.54	$90.81	$116.24
Russell 2000 Index	100.00	119.13	193.03	144.39	162.16	178.47
Bloomberg Americas Entertainment Index	100.00	123.07	283.23	149.70	177.25	178.79
This performance graph shall not be deemed “filed” for purposes of Section 18 of the Securities Exchange Act of 1934, as amended (the “Exchange Act”) or incorporated by reference into any of our filings under the Securities Act of 1933, as amended, or the Exchange Act, except as expressly set forth by specific reference in such filing.
As of June 28, 2024, there were 649 holders of record of our Class A Common Stock. There is no public trading market for our Class B common stock. As of June 28, 2024, there were 14 holders of record of our Class B Common Stock.
We did not pay any dividends on our common stock during Fiscal Year 2024 and do not have any current plans to pay a cash dividends on our common stock for the foreseeable future.

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
Securities Authorized for Issuance Under Equity Compensation Plans
The information required by this Item is incorporated by reference to the definitive Proxy Statement for our 2024 Annual Meeting of Stockholders, which is expected to be filed with the SEC within 120 days of our fiscal year end.
Item 6. [RESERVED]

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations
All dollar amounts included in the following MD&A are presented in thousands, except as otherwise noted.
This Management’s Discussion and Analysis of Financial Condition and Results of Operations (“MD&A”) contains forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. In this MD&A, there are statements concerning our future operating and future financial performance, including (i) the ability of MSG Networks to successfully pursue a work-out with the lenders of its existing debt, (ii) the success of Sphere and The Sphere Experience, (iii) timing and costs of new venue construction and Sphere immersive productions content, (iv) our ability to reduce or defer certain discretionary capital projects, (v) our plans for possible additional debt financing and (vi) our execution of the strategy for and the success of MSG Networks’ DTC and authenticated streaming product, MSG+. Words such as “expects,” “anticipates,” “believes,” “estimates,” “may,” “will,” “should,” “could,” “potential,” “continue,” “intends,” “plans,” and similar words and terms used in the discussion of future operating and future financial performance identify forward-looking statements. Investors are cautioned that such forward-looking statements are not guarantees of future performance, results or events and involve risks and uncertainties and that actual results or developments may differ materially from the forward-looking statements as a result of various factors. Factors that may cause such differences to occur include, but are not limited to:
•the substantial amount of debt we have incurred, the ability of our subsidiaries to make payments on, or repay or refinance, such debt under their respective credit facilities (including MSG Networks’ ability to successfully pursue a work-out with the lenders of its existing debt, and if successful, the terms of such work-out), the implications of a default under those credit facilities, our ability to make payments on our 3.50% Convertible Senior Notes (as defined below) and our ability to obtain additional financing, to the extent required, on terms favorable to us or at all;
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
•the demand for MSG Networks programming among Distributors and the number of subscribers thereto, and our ability to enter into and renew affiliation agreements with Distributors, or to do so on favorable terms, as well as the impact of consolidation among Distributors;
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
•any economic, social or political actions, such as boycotts, protests, work stoppages or campaigns by labor organizations, including the unions representing players and officials of the NBA and the NHL, artists or employees involved in our productions or other work stoppages that may impact us or our business partners;
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
•the tax-free treatment of the MSGE Distribution and the distribution from MSG Sports in 2020; and
•the additional factors described under “Part I — Item 1A. Risk Factors” included in this Form 10-K.

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
Introduction
This MD&A is provided as a supplement to, and should be read in conjunction with, the audited consolidated financial statements and footnotes thereto included in Item 8 of this Form 10-K to help provide an understanding of our financial condition, changes in financial condition and results of operations.
Our MD&A is organized as follows:
Business Overview. This section provides a general description of our business, as well as other matters that we believe are important in understanding our results of operations and financial condition and in anticipating future trends.
Results of Operations. This section provides an analysis of our results of operations for Fiscal Years 2024, 2023 and 2022 on both a (i) consolidated basis and (ii) segment basis.
Liquidity and Capital Resources. This section provides a discussion of our financial condition and liquidity, as well as an analysis of our cash flows for Fiscal Years 2024, 2023 and 2022. The discussion of our financial condition and liquidity includes summaries of our primary sources of liquidity, our contractual obligations and off balance sheet arrangements that existed at June 30, 2024.
Seasonality of Our Business. This section discusses the seasonal performance of our business.
Recently Issued Accounting Pronouncements and Critical Accounting Policies. This section cross-references a discussion of critical accounting policies considered to be important to our financial condition and results of operations and which require significant judgment and estimates on the part of management in their application. Our critical accounting policies and recently issued accounting pronouncements, are discussed in Items 7 and 8, respectively, of this Form 10-K.
Business Overview
The Company is a premier live entertainment and media company comprised of two reportable segments, Sphere and MSG Networks. Sphere is a next-generation entertainment medium, and MSG Networks operates two regional sports and entertainment networks, as well as a DTC and authenticated streaming product.
Sphere: This segment reflects SphereTM, a next-generation entertainment medium powered by cutting-edge technologies to create multi-sensory experiences at an unparalleled scale. The Company’s first Sphere opened in Las Vegas on September 29, 2023. The venue can accommodate up to 20,000 guests and can host a wide variety of events year-round, including The Sphere ExperienceTM, which features original immersive productions, as well as concerts and residencies from renowned artists, and marquee sports and corporate events. Production efforts are supported by Sphere StudiosTM, an immersive content studio dedicated to creating multi-sensory experiences exclusively for Sphere. Sphere Studios, is home to a team of creative, production, technology and software experts who provide full in-house creative and production services. The studio campus in Burbank includes a 68,000-square-foot development facility, as well as Big Dome, a 28,000-square-foot, 100-foot high custom dome, with a quarter-sized version of the screen at Sphere in Las Vegas, that serves as a specialized screening, production facility, and lab for content at Sphere. The entire exterior surface of Sphere, referred to as the ExosphereTM, is covered with nearly 580,000 square feet of fully programmable LED paneling, creating the largest LED screen in the world and an impactful display for artists, brands and partners.

MSG Networks: This segment is comprised of the Company’s regional sports and entertainment networks, MSG Network and MSG Sportsnet, as well as its DTC streaming product, MSG+. MSG Networks serves the New York Designated Market Area, as well as other portions of New York, New Jersey, Connecticut and Pennsylvania and features a wide range of sports content, including exclusive live local games and other programming of the Knicks of the NBA and the Rangers, the Islanders, the Devils and the Sabres of the NHL, as well as significant coverage of the Giants and the Bills of the NFL.
Description of Our Segments
Sphere
Revenue Sources — Sphere
The Sphere segment earns revenue from several primary sources:
•ticket sales to our audiences for The Sphere Experience,
•license fees for our venue paid by third-party promoters or licensees in connection with events that we do not produce or promote/co-promote,
•sponsorships, signage and Exosphere advertising,
•suite license fees at Sphere,
•facility and ticketing fees,
•concessions, and
•the sale of merchandise.
The amount of revenue and expense recorded for a given event depends to a significant extent on whether the Company is promoting or co-promoting the event or is licensing the venue to a third party.
For Fiscal Year 2024, the Sphere segment represented approximately 48.4% of our consolidated revenues.
Ticket Sales and Suite Licenses
For The Sphere Experience we recognize revenues from the sale of tickets to our audiences. We sell tickets to the public through our box office, via our websites and ticketing agencies. The amount of revenue we earn from ticket sales depends on the number of shows and the mix of events that we promote, the available venue capacity, the extent to which we can sell to fully utilize the capacity, and our ticket prices.
Sphere in Las Vegas has 23 premium suites. Suite licenses at Sphere in Las Vegas are generally sold to corporate customers, including some with multi-year licenses with annual escalators.
Under standard suite licenses, the licensees pay an annual license fee, which varies depending on the location of the suite. The license fee includes, for each seat in the suite, tickets for events at Sphere in Las Vegas for which tickets are sold to the general public, subject to certain exceptions. In addition, suite holders separately pay for food and beverage service in their suites at Sphere in Las Vegas.
Venue License Fees
For entertainment events held at Sphere that we do not produce, promote or co-promote, we typically earn revenue from venue license fees charged to the third-party promoter or producer of the event (including live entertainment, marquee sporting and corporate events). The amount of license fees we charge varies by the size of the production and the number of days utilized, among other factors. Our fees typically include both the cost of renting Sphere in Las Vegas and costs for providing event staff, such as front-of-house and back-of-house staff, including stagehands, electricians, laborers, box office staff, ushers and security as well as production services such as staging, lighting and sound.
Sponsorship, Signage and Exosphere Advertising
We earn (or may in the future earn) revenues through the sale of advertising, signage space and sponsorship rights in connection with Sphere, The Sphere Experience and third-party live entertainment events, including advertising displayed on the Exosphere.

Sponsorship agreements may require us to use the name, logos and other trademarks of sponsors in our advertising and in promotions for Sphere, The Sphere Experience and other live entertainment events. Sponsorship arrangements may be exclusive within a particular sponsorship category or non-exclusive and generally permit a sponsor to use the name, logos and other trademarks of Sphere, The Sphere Experience, and other events in connection with their own advertising and in promotions in our venue or in the community.
Facility and Ticketing Fees
For all public and ticketed events held in Sphere in Las Vegas we also earn additional revenues on substantially all tickets sold, whether we promote/co-promote the event or license the venue to a third party. These revenues are earned in the form of certain fees and assessments, including the facility fees we charge.
Concessions
We sell food and beverages during substantially all events held at Sphere in Las Vegas. In addition to concession-style sales of food and beverages, which represent the majority of our concession revenues, we also generate revenue from catering for our suites at Sphere in Las Vegas.
Merchandise
We earn revenues from the sale of merchandise related to The Sphere Experience and other live entertainment events that take place at Sphere. The majority of our merchandise revenues are generated through on-site sales during performances of The Sphere Experience and other live events. Typically, revenues from our merchandise sales at our non-proprietary events relate to sales of merchandise provided by the artist, the producer or promoter of the event and are generally subject to a revenue sharing arrangement and are generally recorded on a net basis (as agent).
See Note 2. Summary of Significant Accounting Policies to the consolidated financial statements included in Item 8 of this Form 10-K for further details regarding our accounting policies on revenue recognition.
Expenses — Sphere
The Sphere segment incurs expenses related to day-of-event costs associated with events, costs to produce The Sphere Experience and costs associated with the promotion of events through various advertising campaigns, including production costs for Exosphere advertising. Additionally, it incurs corporate and supporting department operating costs, including charges under the transition services agreement with MSG Entertainment (the “MSGE TSA”), and other operating expenses such as insurance, utilities, repairs and maintenance, labor related to the overall management of the Sphere segment, non-capitalizable content development and technology costs associated with the Company’s Sphere initiative, and depreciation and amortization expense related to certain corporate property, equipment and leasehold improvements.
Day-of-Event Costs
For days in which the Company promotes an event or licenses Sphere in Las Vegas to a third-party promoter under a license fee arrangement, the event is charged the variable costs associated with such event, including box office staff, stagehands, ticket takers, ushers, security, and other similar expenses. In situations where we license Sphere in Las Vegas to a third-party promoter under a license fee arrangement, day-of-event costs are typically included in the license fees charged to the promoter.
Production Costs
The Company incurs certain costs during the production phase of original immersive productions (which are part of The Sphere Experience) that are directly related to production activities. Such costs include, but are not limited to, fees paid to writers, directors and producers as well as video and music production costs and production-specific overhead. Production costs are generally deferred when incurred and are subsequently amortized over the run of a production, in line with the corresponding proportional revenue.
Venue Usage
The Company’s consolidated financial statements include expenses associated with the ownership, maintenance and operation of Sphere.

Marketing and Advertising Costs
The Company incurs significant costs promoting The Sphere Experience and other events held at Sphere through various advertising campaigns, including advertising on social and digital platforms, television, outdoor platforms and radio, and in newspapers. In light of the intense competition for entertainment events, such expenditures are a necessity to drive interest in our productions and encourage members of the public to purchase tickets to our shows.
Exosphere Advertising Costs
The Company incurs in-house and third party production costs to create content for companies to advertise on the Exosphere. Production costs are generally deferred when incurred and are subsequently expensed when the advertisement runs on the Exosphere, in line with the corresponding proportional revenue.
Other Expenses
The Company’s selling, general and administrative expenses primarily consist of administrative costs, including compensation, professional fees, advertising sales commissions, as well as sales and marketing costs, including non-event related advertising expenses. Operating expenses also include corporate overhead costs and venue operating expenses. Venue operating expenses include the non-event related costs of operating Sphere, and include such costs as real estate taxes, insurance, utilities, repairs and maintenance, and labor related to the overall management of the venue.
See Note 2. Summary of Significant Accounting Policies to the consolidated financial statements included in Item 8 of this Form 10-K for further details regarding our accounting policies on direct operating expenses.
MSG Networks
Revenue Sources — MSG Networks
The MSG Networks segment generates revenues principally from distribution fees, as well as from the sale of advertising. For Fiscal Year 2024, this segment represented approximately 51.6% of our consolidated revenues.
Distribution Revenue
Distribution revenue includes both affiliation fee revenue earned from Distributors for the right to carry the Company’s networks as well as revenue earned from subscriptions and single game purchases on the Company’s DTC and authenticated streaming product. The fees we receive depend largely on the demand from subscribers for our programming.
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
MSG Networks is a party to long-term media rights agreements with the Knicks and the Rangers, which provide the Company with the exclusive live media rights to the teams’ games in their local markets. In addition, MSG Networks has multi-year media rights agreements with the Islanders, Devils and Sabres. The media rights acquired under these agreements to telecast various sporting events and other programming for exhibition on our networks are typically expensed on a straight-line basis over the applicable annual contract or license period. We negotiate directly with the teams to determine the fee and other provisions of the media rights agreements. Media rights fees for sports programming are influenced by, among other things, the size and demographics of the geographic area in which the programming is distributed, and the popularity and/or the competitiveness of a team.
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
The Company continues to explore additional opportunities to expand our presence in the entertainment industry, both domestically and internationally. Any new investment may not initially contribute to operating income, but is intended to contribute to the success of the Company over time. Our results will also be affected by investments in, and the success of, new immersive productions.
Factors Affecting Comparability
MSGE Distribution
On April 20, 2023, the MSGE Distribution Date, the Company distributed approximately 67% of the outstanding common stock of MSG Entertainment to its stockholders, with the Company retaining approximately 33% of the outstanding common stock of MSG Entertainment (in the form of MSG Entertainment Class A common stock) immediately following the MSGE Distribution. Following the MSGE Distribution Date, the Company retained the Sphere and MSG Networks businesses and MSG Entertainment now owns the traditional live entertainment business previously owned and operated by the Company through its Entertainment business segment, excluding the Sphere business. In the MSGE Distribution, stockholders of the Company received (a) one share of MSG Entertainment’s Class A common stock, par value $0.01 per share, for every share of the Company’s Class Common Stock held of record as of the close of business, New York City time on the Record Date, and (b) one share of MSG Entertainment’s Class B common stock, par value $0.01 per share, for every share of the Company’s Class B Common Stock, held of record as of the close of business, New York City time, on the Record Date. As of June 30, 2024, following the sales of portions of the MSGE Retained Interest and the repayment of the delayed draw term loan with MSG Entertainment using a portion of the MSGE Retained Interest, the Company no longer holds any of the outstanding common stock of MSG Entertainment.
As of April 20, 2023, the MSG Entertainment business met the criteria for discontinued operations and was classified as a discontinued operation. See Note 3. Discontinued Operations to the consolidated financial statements included in Item 8 of this Form 10-K for further details regarding the MSGE Distribution.

Tao Group Hospitality Disposition
On May 3, 2023, the Company completed the sale of its 66.9% majority interest in Tao Group Hospitality to a subsidiary of Mohari Hospitality Limited, a global investment company focused on the luxury lifestyle and hospitality sectors.
Since March 31, 2023, the Tao Group Hospitality segment met the criteria for discontinued operations and was classified as a discontinued operation. See Note 3. Discontinued Operations to the consolidated financial statements included in Item 8 of this Form 10-K for further details regarding the Tao Group Hospitality Disposition.
After giving effect to the MSGE Distribution and Tao Group Hospitality Disposition, the Company operates and reports financial information in two reportable segments: Sphere and MSG Networks.
The MSGE Distribution and Tao Group Hospitality Disposition both qualified for discontinued operations presentation under accounting principles generally accepted in the United States of America (“GAAP”) during Fiscal Year 2023. As such, the Company’s historical results for all periods presented have been recast to exclude the operations of each disposed business. In addition, results from continuing operations for these periods include certain corporate overhead expenses that the Company did not incur in the period after the completion of the MSGE Distribution and does not expect to incur in future periods, but which do not meet the criteria for inclusion in discontinued operations. The reported financial results of the Company for the periods after the MSGE Distribution reflect the Company’s results on a standalone basis, including the Company’s actual corporate overhead.
Change in Fiscal Year
On June 26, 2024, the Board of Directors approved a change in the Company’s fiscal year-end from June 30 to December 31, effective December 31, 2024. The Company plans to report its financial results for the six-month transition period of July 1, 2024 through December 31, 2024 on an Annual Report on Form 10-K/T and to thereafter file reports for the twelve-month period ending December 31 of each year, beginning with the twelve-month period ending December 31, 2025. Prior to filing the transition report, the Company will file its Quarterly Report on Form 10-Q for the quarter ending September 30, 2024.

Results of Operations
Comparison of the Fiscal Year Ended June 30, 2024 versus the Fiscal Year Ended June 30, 2023
Consolidated Results of Operations
The table below sets forth, for the periods presented, certain historical financial information.

	Years Ended June 30,		Change
	2024	2023	Amount	Percentage
Revenues	$1,026,889	$573,831	$453,058	79%
Direct operating expenses	(547,824)	(342,211)	(205,613)	(60)%
Selling, general and administrative expenses	(432,853)	(452,142)	19,289	4%
Depreciation and amortization	(256,494)	(30,716)	(225,778)	NM
Impairment and other (losses) gains, net	(121,473)	6,120	(127,593)	NM
Restructuring charges	(9,486)	(27,924)	18,438	66%
Operating loss	(341,241)	(273,042)	(68,199)	(25)%
Interest income	25,687	11,585	14,102	122%
Interest expense	(79,868)	—	(79,868)	NM
Other income, net	35,197	536,887	(501,690)	(93)%
(Loss) income from operations before income taxes	(360,225)	275,430	(635,655)	NM
Income tax benefit (expense)	135,592	(103,403)	238,995	NM
(Loss) income from continuing operations	(224,633)	172,027	(396,660)	NM
Income from discontinued operations, net of taxes	23,984	333,653	(309,669)	(93)%
Net (loss) income	(200,649)	505,680	(706,329)	NM
Less: Net income attributable to redeemable noncontrolling interests from discontinued operations	—	3,925	(3,925)	NM
Less: Net loss attributable to nonredeemable noncontrolling interests from discontinued operations	—	(1,017)	1,017	NM
Net (loss) income attributable to Sphere Entertainment Co.’s stockholders	$(200,649)	$502,772	$(703,421)	NM
_________________
NM — Absolute percentages greater than 200% and comparisons from positive to negative values or to zero values are considered not meaningful.
The following is a summary of changes in our segments’ operating results for Fiscal Year 2024 as compared to Fiscal Year 2023, which are discussed below under “Business Segment Results.”

Changes attributable to	Revenues	Direct operating expenses	Selling, general and administrative expenses	Depreciation and amortization	Impairment and other (losses) gains, net	Restructuring charges	Operating (loss) income
Sphere segment	$494,549	$(199,762)	$(67,379)	$(224,200)	$(127,702)	$13,660	$(110,834)
MSG Networks segment	(41,491)	(5,851)	86,668	(1,578)	109	4,778	42,635
	$453,058	$(205,613)	$19,289	$(225,778)	$(127,593)	$18,438	$(68,199)
Depreciation and amortization
Depreciation and amortization for Fiscal Year 2024 increased $225,778, to $256,494 as compared to Fiscal Year 2023 primarily due to assets related to Sphere in Las Vegas that were placed in service during the first quarter of Fiscal Year 2024.
Impairment and other (losses) gains, net
Impairment and other (losses) gains, net, were $121,473 for Fiscal Year 2024 as compared to other gains of $6,120 for Fiscal Year 2023. The increase in the impairment and other losses, net of $127,593 was primarily due to the Company’s decision in November 2023 to no longer pursue the development of a Sphere in the United Kingdom.
Restructuring charges
Restructuring charges for Fiscal Year 2024 were $9,486, related to termination benefits provided for certain executives and employees, as compared to restructuring charges of $27,924 for the prior year, as a result of the Company’s cost reduction program implemented during Fiscal Year 2023.

Interest income

Interest income for Fiscal Year 2024 increased $14,102, as compared to the prior year primarily due to higher interest rates and higher average cash and cash equivalents.
Interest expense
Interest expense for Fiscal Year 2024 increased $79,868, as compared to the prior year primarily due to (i) the Company discontinuing the capitalization of interest expense during the second quarter of Fiscal Year 2024 as assets were placed in service following the opening of the Sphere in Las Vegas in September 2023 and (ii) interest expense on the 3.50% Convertible Senior Notes, which were issued in December 2023.
Other income, net
Other income, net for Fiscal Year 2024, was $35,197, primarily due to a realized gain of $62,647 related to the settlement of litigation related to the merger between a subsidiary of the Company and MSG Networks Inc. (the “Networks Merger”), partially offset by a realized loss of $19,027 related to the sale of the remaining portion of the MSGE Retained Interest during the first quarter of Fiscal Year 2024, as compared to Other income, net $536,887 in the prior year, related to unrealized gains of $341,039 and realized gains of $204,676 associated with the Company’s partial sale of the MSGE Retained Interest.
Income taxes
Income tax benefit from continuing operations for Fiscal Year 2024 of $135,592 differs from income tax benefit derived from applying the statutory federal rate of 21% to the pretax loss primarily due to (i) tax benefit of $60,877 related to the state rate change used to measure the deferred taxes, (ii) income tax benefit of $13,757 related to the nontaxable gain on the repayment of all amounts outstanding under the delayed draw term loan facility (the “DDTL Facility”), and (iii) tax benefit of $13,337 related to state and local taxes, partially offset by tax expense of $29,189 related to an increase in the valuation allowance.
Income tax expense from continuing operations for Fiscal Year 2023 of $103,403 differs from income tax expense derived from applying the statutory federal rate of 21% to the pretax income primarily due to (i) tax expense of $35,656 related to state and local taxes, (ii) tax expense of $4,814 related to nondeductible officers’ compensation, and (iii) tax expense related to excess share based compensation of 4,678, partially offset by a decrease in the valuation allowance of $2,053.
See Note 17. Income Taxes to the consolidated financial statements included in Item 8 of this Form 10-K for further details on the components of income tax and a reconciliation of the statutory federal rate to the effective tax rate.
Adjusted operating income (loss) (“AOI”)
The Company evaluates segment performance based on several factors, of which the key financial measure is adjusted operating income (loss), a non-GAAP financial measure. We define adjusted operating income (loss) as operating income (loss) excluding:
(i) depreciation, amortization and impairments of property and equipment, goodwill and intangible assets,
(ii) amortization for capitalized cloud computing arrangement costs,
(iii) share-based compensation expense,
(iv) restructuring charges or credits,
(v) merger and acquisition-related costs, net of insurance recoveries,
(vi) gains or losses on sales or dispositions of businesses and associated settlements,
(vii) the impact of purchase accounting adjustments related to business acquisitions, and
(viii) gains and losses related to the remeasurement of liabilities under the Company’s Executive Deferred Compensation Plan.
See Note 19. Segment Information to the consolidated financial statements included in Item 8 of this Form 10-K for further discussion on the definition of AOI.
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
The following is a reconciliation of operating loss to adjusted operating income (loss):

	Years Ended June 30,		Change
	2024	2023	Amount	Percentage
Operating loss	$(341,241)	$(273,042)	$(68,199)	(25)%
Share-based compensation(a)	46,844	42,607	4,237
Depreciation and amortization	256,494	30,716	225,778
Restructuring charges	9,486	27,924	(18,438)
Impairment and other losses (gains), net	121,473	(6,120)	127,593
Merger and acquisition related costs, net of insurance recoveries	(12,718)	55,047	(67,765)
Amortization for capitalized cloud computing costs	87	161	(74)
Remeasurement of deferred compensation plan liabilities	306	187	119
Adjusted operating income (loss)	$80,731	$(122,520)	$203,251	NM
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
Adjusted operating income (loss) for Fiscal Year 2024 increased $203,251 to $80,731 as compared to Fiscal Year 2023. The net increase was attributable to the following:

Year Ended June 30, 2024
Decrease in adjusted operating loss of the Sphere segment	$230,866
Decrease in adjusted operating income of the MSG Networks segment	(27,615)
$203,251

Business Segment Results
Sphere
The table below sets forth, for the periods presented, certain historical financial information and a reconciliation of operating loss to adjusted operating loss for the Company’s Sphere segment.

	Years Ended June 30,		Change
	2024	2023	Amount	Percentage
Revenues	$497,159	$2,610	$494,549	NM
Direct operating expenses	(205,307)	(5,545)	(199,762)	NM
Selling, general and administrative expenses	(393,039)	(325,660)	(67,379)	(21)%
Depreciation and amortization	(248,248)	(24,048)	(224,200)	NM
Impairment and other (losses) gains, net	(121,473)	6,229	(127,702)	NM
Restructuring charges	(9,476)	(23,136)	13,660	59%
Operating loss	$(480,384)	$(369,550)	$(110,834)	(30)%
Reconciliation to adjusted operating loss:
Share-based compensation	40,514	36,188	4,326
Depreciation and amortization	248,248	24,048	224,200
Restructuring charges	9,476	23,136	(13,660)
Impairment and other losses (gains), net	121,473	(6,229)	127,702
Merger and acquisition related costs, net of insurance recoveries	(1,176)	(189)	(987)
Remeasurement of deferred compensation plan liabilities	306	187	119
Adjusted operating loss	$(61,543)	$(292,409)	$230,866	79%
_________________
NM — Absolute percentages greater than 200% and comparisons from positive to negative values or to zero values are considered not meaningful.
Revenues
Revenues increased $494,549 from $2,610 for Fiscal Year 2023 to $497,159 for Fiscal Year 2024. The net increase was attributable to the following:

Year Ended June 30, 2024
Increase in revenues for The Sphere Experience	$268,267
Increase in event-related revenues	152,061
Increase in revenues from sponsorship, signage, Exosphere advertising, and suite license fee revenues	68,870
Other net increases	5,351
$494,549
The increase in revenues for The Sphere Experience was due to the October 6, 2023 debut of The Sphere Experience featuring Postcard From Earth, with 657 performances taking place during Fiscal Year 2024, generating average revenues of approximately $408 per performance.
The increase in event-related revenues was primarily due to revenues from concerts and, to a lesser extent, revenues from one corporate keynote event and two marquee sporting events held at Sphere in Las Vegas.
The increase in revenues from sponsorship, signage, Exosphere advertising and suite license fee revenues primarily reflects advertising campaigns on the venue’s Exosphere, which began in September 2023, and, to a lesser extent, suite license fee revenues, which reflects the opening of Sphere in Las Vegas on September 29, 2023.

Direct operating expenses
Direct operating expenses increased $199,762 from $5,545 for Fiscal Year 2023 to $205,307 for Fiscal Year 2024. The net increase was primarily attributable to the following:

Year Ended June 30, 2024
Increase in direct operating expenses for The Sphere Experience	$81,692
Increase in event-related direct operating expenses	52,072
Increase in venue operating expenses	48,241
Increase in expenses from sponsorship, signage, Exosphere advertising, and suite license fees	7,269
Other net increases	10,488
$199,762
The increase in direct operating expenses for The Sphere Experience reflects expenses associated with 657 performances of The Sphere Experience featuring Postcard From Earth taking place during Fiscal Year 2024, equating to average direct operating expenses of approximately $125 per performance.
The increase in event-related direct operating expenses was primarily due to expenses from concerts and, to a lesser extent, expenses from one corporate keynote event and two marquee sporting events held at Sphere in Las Vegas.
The increase in venue operating expenses reflects the opening of Sphere in Las Vegas on September 29, 2023.
The increase in direct operating expenses from sponsorship, signage, Exosphere advertising, and suite license fees primarily reflects expenses related to advertising campaigns on the venue’s Exosphere, which began in September 2023.
Selling, general and administrative expenses
Selling, general and administrative expenses increased $67,379, or 21%, for Fiscal Year 2024 to $393,039 as compared to Fiscal Year 2023. The increase was primarily due to the impact of the MSGE TSA, higher employee compensation and related benefits, and other cost increases.
The overall increase was partially offset by the absence of certain corporate expenses that were included in the results for the pre-MSGE Distribution period (July 1, 2022 through April 20, 2023) in Fiscal Year 2023. While the Company did not incur these corporate costs after the MSGE Distribution Date (April 20, 2023) and does not expect to incur these corporate costs in future periods, they did not meet the criteria for inclusion in discontinued operations for all periods prior to the MSGE Distribution Date.
Depreciation and amortization
Depreciation and amortization for Fiscal Year 2024 increased $224,200, to $248,248 as compared to Fiscal Year 2023 primarily due to assets related to Sphere in Las Vegas that were placed in service during the first quarter of Fiscal Year 2024.
Restructuring charges
Restructuring charges for Fiscal Year 2024 were $9,476 related to termination benefits provided for certain executives and employees, as compared to restructuring charges of $23,136 for the prior year, as a result of the Company’s cost reduction program implemented during Fiscal Year 2023.
Operating loss
Operating loss for Fiscal Year 2024 increased $110,834 to $480,384 as compared to an operating loss of $369,550 in Fiscal Year 2023. The increased operating loss was primarily due to the increase in direct operating expenses, selling, general and administrative expenses, higher depreciation and amortization, and an increase in impairment and other losses, net, offset by an increase in revenues and a decrease in restructuring charges.
Adjusted operating loss
Adjusted operating loss for Fiscal Year 2024 decreased $230,866 to $61,543 as compared to Fiscal Year 2023. The decreased adjusted operating loss was primarily due to an increase in revenues, partially offset by an increase in direct operating expenses and selling, general and administrative expenses (excluding share-based compensation expense and merger and acquisition related costs, net of insurance recoveries).

MSG Networks
The tables below set forth, for the periods presented, certain historical financial information and a reconciliation of operating income to adjusted operating income for the Company’s MSG Networks segment.

	Years Ended June 30,		Change
	2024	2023	Amount	Percentage
Revenues	$529,730	$571,221	$(41,491)	(7)%
Direct operating expenses	(342,517)	(336,666)	(5,851)	(2)%
Selling, general and administrative expenses (a)	(39,814)	(126,482)	86,668	69%
Depreciation and amortization	(8,246)	(6,668)	(1,578)	(24)%
Impairment and other losses, net	—	(109)	109	NM
Restructuring charges	(10)	(4,788)	4,778	100%
Operating income	$139,143	$96,508	$42,635	44%
Reconciliation to adjusted operating income:
Share-based compensation expense	6,330	6,419	(89)
Depreciation and amortization	8,246	6,668	1,578
Restructuring charges	10	4,788	(4,778)
Impairment and other losses, net	—	109	(109)
Merger and acquisition related costs	(11,542)	55,236	(66,778)
Amortization for capitalized cloud computing costs	87	161	(74)
Adjusted operating income	$142,274	$169,889	$(27,615)	(16)%
_________________
NM — Absolute percentages greater than 200% and comparisons from positive to negative values or to zero values are considered not meaningful.
(a)    As a result of the MSGE Distribution on April 20, 2023 (which is presented as discontinued operations under GAAP), prior period results of the MSG Networks segment have been recast to exclude expenses of approximately $8,800 for Fiscal Year 2023, related to the MSG Networks’ Advertising Sales Representation Agreement with MSG Entertainment, which was terminated effective as of December 31, 2022. A portion of these expenses were absorbed directly by MSG Networks following the termination of the advertising sales representation agreement and are reflected in MSG Networks’ results beginning January 1, 2023.
Revenues
Revenues for Fiscal Year 2024 decreased $41,491, or 7%, to $529,730 as compared to the prior year. The changes in revenues were attributable to the following:

Year Ended June 30, 2024
Decrease in distribution revenue	$(42,551)
Increase in advertising revenue	1,622
Other net decreases	(562)
$(41,491)
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
For Fiscal Year 2024, distribution revenue decreased $42,551, primarily due to a decrease in subscribers of approximately 12.5%, and the absence of a favorable affiliate adjustment of approximately $2,300 recorded in the prior year, partially offset by the impact of higher affiliation rates in the current year period.

For Fiscal Year 2024, advertising revenue increased $1,622, primarily due to higher advertising revenue related to MSG+, partially offset by lower per-game advertising revenue related to live professional sports telecasts on the linear networks and lower advertising revenue from branded content.

Direct operating expenses
For Fiscal Year 2024, direct operating expenses increased $5,851, or 2%, to $342,517 as compared to the prior year. The changes were attributable to the following:

Year Ended June 30, 2024
Increase in other programming and production costs	$3,774
Increase in rights fees expense	2,077
$5,851
For Fiscal Year 2024, other programming and production costs increased $3,774 primarily due to the impact of MSG+ in the current year periods, partially offset by other net cost decreases.
For Fiscal Year 2024, right fees expense increased $2,077 primarily due to the impact of annual contractual rate increases, substantially offset by reductions resulting from fewer NBA and NHL games made available to MSG Networks for exclusive broadcast.
Selling, general and administrative expenses
For Fiscal Year 2024, selling, general and administrative expenses decreased $86,668, to $39,814 as compared to the prior year primarily due to (i) lower professional fees of $59,221 inclusive of litigation-related insurance recoveries associated with the Networks Merger in the current year, (ii) lower advertising and marketing costs of $10,625, and (iii) lower employee compensation and related benefits of $8,891.
Operating income
For Fiscal Year 2024, operating income increased $42,635, or 44%, to $139,143 as compared to the prior year. The increase in operating income was primarily due to the decrease in selling, general and administrative expenses, partially offset by the decrease in revenues and to a lesser extent, the increase in direct operating expenses.
Adjusted operating income
For Fiscal Year 2024, adjusted operating income decreased $27,615, or 16%, to $142,274 as compared to the prior year, primarily due to the decrease in revenues and, to a lesser extent, the increase in direct operating expenses, partially offset by the decrease in selling, general and administrative expenses (excluding share-based compensation expense and merger and acquisition related costs).
Comparison of the Fiscal Year Ended June 30, 2023 versus the Fiscal Year Ended June 30, 2022
Analysis of our results of operations for Fiscal Year 2023, including a comparison of Fiscal Year 2023 to Fiscal Year 2022, is included in the Company’s Annual Report on Form 10-K for Fiscal Year 2023, filed on August 22, 2023.

Liquidity and Capital Resources
Sources and Uses of Liquidity
As of June 30, 2024, the Company’s unrestricted cash and cash equivalents balance was $559,757, as compared to $680,575 as of March 31, 2024. Included in unrestricted cash and cash equivalents as of June 30, 2024 was (1) $72,619 in advance cash proceeds primarily from ticket sales, a majority of which the Company expects to pay to artists and promoters, and (2) $117,807 of cash and cash equivalents at MSG Networks, which is not available for distribution to the Company in order to maintain compliance with the covenants under the MSG Networks Credit Facilities (as defined below) (which, for the avoidance of doubt, remain available to be used in connection with the work-out of such facilities as discussed below). In addition, as of June 30, 2024, the Company had $417,087 of accounts payable, accrued and other current liabilities, including $156,234 of capital expenditure accruals primarily related to Sphere construction (a significant portion of which is in dispute and which the Company does not expect to pay).
Our primary sources of liquidity are cash and cash equivalents and cash flows from the operations of our businesses. The Company’s uses of cash over the next 12 months beyond the issuance date of the accompanying consolidated financial statements included in Item 8 of this Form 10-K (the “issuance date”) and thereafter are expected to be substantial and include working capital-related items (including funding our operations), capital spending (including the creation of additional original content for Sphere), required debt service payments, payments we expect MSG Networks to make in connection with the work-out of its indebtedness, and investments and related loans and advances that we may fund from time to time. We may also use cash to repurchase our common stock. Our decisions as to the use of our available liquidity will be based upon the ongoing review of the funding needs of our businesses, the optimal allocation of cash resources, and the timing of cash flow generation. To the extent that we desire to access alternative sources of funding through the capital and credit markets, market conditions could adversely impact our ability to do so at that time.
Our ability to have sufficient liquidity to fund our operations and refinance our indebtedness is dependent on the ability of Sphere to generate significant positive cash flow. Although Sphere has been embraced by guests, artists, promoters, advertisers and marketing partners, and we anticipate that Sphere will generate substantial revenue and adjusted operating income on an annual basis over time, there can be no assurance that guests, artists, promoters, advertisers and marketing partners will continue to embrace this new platform. Original immersive productions, such as Postcard From Earth, have not been previously pursued on the scale of Sphere, which increases the uncertainty of our operating expectations. To the extent that our efforts do not result in viable shows, or to the extent that any such productions do not achieve expected levels of popularity among audiences, we may not generate the cash flows from operations necessary to fund our operations. To the extent we do not realize expected cash flows from operations from Sphere, we would have to take several actions to improve our financial flexibility and preserve liquidity, including significant reductions in both labor and non-labor expenses as well as reductions and/or deferrals in capital spending. Therefore, while we currently believe we will have sufficient liquidity from cash and cash equivalents and cash flows from operations (including expected cash flows from operations from Sphere) to fund our operations and, at a minimum, make a required quarterly amortization payment of $20,625 on the MSG Networks Credit Facilities, as described below, no assurance can be provided that our liquidity will be sufficient in the event any of the preceding uncertainties facing Sphere are realized over the next 12 months beyond the issuance date. See “Part I —Item 1A. Risk Factors — Risks Related to Our Indebtedness, Financial Condition, and Internal Control — We Have Substantial Indebtedness and Are Highly Leveraged, Which Could Adversely Affect Our Business.”
The principal balance of the Company’s total debt outstanding as of June 30, 2024 was $1,383,500, including $849,750 of debt under the MSG Networks Credit Facilities which is classified as short-term on the consolidated balance sheets. Prior to maturity of the MSG Networks Credit Facilities in October 2024, MSG Networks expects to make a $20,625 required quarterly amortization payment on the MSG Networks Credit Facilities. The remaining outstanding borrowings under the MSG Networks Credit Facilities of $829,125 are scheduled to mature in October 2024, which is within one year of the issuance date. However, MSG Networks will be unable to generate sufficient operating cash flows prior to the maturity to settle the remaining outstanding borrowings under the MSG Networks Credit Facilities when they become due absent action taken by management to refinance the outstanding borrowings.
As of the issuance date, MSG Networks has not been able to finalize refinancing the MSG Networks Credit Facilities with its existing syndicate of lenders. Consequently, MSG Networks has decided to pursue a work-out of the MSG Networks Credit Facilities with its existing syndicate of lenders. The Company has been advised that a cash equity contribution from Sphere Entertainment Group to MSG Networks will be required in connection with a work-out. If a contribution is made, it is not expected to adversely impact Sphere Entertainment Co.’s ability to fund its operations.
As disclosed in Note 13. Credit Facilities and Convertible Notes, all of the outstanding borrowings under the MSG Networks Credit Facilities are guaranteed by the MSGN Guarantors (as defined below) and secured by the MSGN Collateral (as defined below). In the event MSG Networks is unable to successfully refinance the MSG Networks Credit Facilities through a work-out or otherwise, the lenders could exercise their remedies under the MSG Networks Credit Facilities, which would include, but not be limited to, declaring an event of default and foreclosing on the MSGN Collateral. MSG Networks and its subsidiaries could also seek bankruptcy protection prior to the lenders exercising their rights under the MSG Networks Credit Facilities. However, as of the issuance date, MSG Networks and its subsidiaries do not intend to seek such bankruptcy protection. See “Part I —Item 1A. Risk Factors — Risks Related to Our Indebtedness, Financial Condition, and Internal Control —Although MSG Networks Is Pursuing a Work-out of Its Credit Facilities, There Can Be No Assurances That It Will Be Successful; If MSG Networks Is Unable to Refinance the MSG Networks Credit Facilities Through a Work-Out or Otherwise, the Outstanding Debt Thereunder Could Be Accelerated and the Lenders Could Foreclose Upon the MSG Networks Business.” Sphere Entertainment Co., Sphere Entertainment Group and the subsidiaries of Sphere Entertainment Group (collectively, the “Non-Credit Parties”) are not legally obligated to fund the outstanding borrowings under the MSG Networks Credit Facilities, nor are the assets of the Non-Credit Parties pledged as security under the MSG Networks Credit Facilities. In the event of an exercise of post-default rights and remedies, the Company believes the lenders would have no remedies or recourse against the Non-Credit Parties pursuant to the terms of the MSG Networks Credit Facilities. While this condition raises substantial doubt about the Company’s ability to continue as a going concern, for the reasons stated above, we have concluded this condition has been effectively alleviated as of the issuance date by the lenders’ right to foreclose only on the MSGN Collateral.
See Note 13. Credit Facilities and Convertible Notes to the consolidated financial statements included in Item 8 of this Form 10-K for a discussion of the MSG Networks Credit Facilities, the LV Sphere Term Loan Facility and the 3.50% Convertible Senior Notes.
For additional information regarding the Company’s capital expenditures, including those related to Sphere in Las Vegas, see Note 19. Segment Information to the consolidated financial statements included in Item 8 of this Form 10-K.
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
Sphere
The Company opened Sphere in Las Vegas in September 2023. See “Part I — Item 1. Our Business — Sphere” in this Form 10-K. The venue has a number of revenue streams, including The Sphere Experience (which includes original immersive productions), advertising and marketing partnerships, and concert residencies, corporate and marquee sporting events, each of which the Company expects to become significant over time. As a result, we anticipate that Sphere in Las Vegas will generate substantial revenue and adjusted operating income on an annual basis over time.
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
Financing Agreements
See Note 13. Credit Facilities and Convertible Notes to the consolidated financial statements included in Item 8 of this Form 10-K for discussions of the Company’s debt obligations and various financing arrangements.

MSG Networks Credit Facilities
General. MSGN L.P., MSGN Eden, LLC, an indirect subsidiary of the Company and the general partner of MSGN L.P., Regional MSGN Holdings LLC, an indirect subsidiary of the Company and the limited partner of MSGN L.P. (collectively with MSGN Eden, LLC, the “MSGN Holdings Entities”), and certain subsidiaries of MSGN L.P. have senior secured credit facilities pursuant to a credit agreement (as amended and restated on October 11, 2019, the “MSGN Credit Agreement”) consisting of: (i) an initial $1,100,000 term loan facility (the “MSGN Term Loan Facility”) and (ii) a $250,000 revolving credit facility (the “MSGN Revolving Credit Facility” and, together with the MSGN Term Loan Facility, the “MSG Networks Credit Facilities”), each with a term of five years. Up to $35,000 of the MSGN Revolving Credit Facility is available for the issuance of letters of credit. As of June 30, 2024, there were no borrowings or letters of credit issued and outstanding under the MSGN Revolving Credit Facility.
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
The MSGN Credit Agreement requires that MSGN L.P. pay a commitment fee ranging from 0.225% to 0.30% (determined based on a total net leverage ratio) in respect of the average daily unused commitments under the MSGN Revolving Credit Facility. MSGN L.P. will also be required to pay customary letter of credit fees, as well as fronting fees, to banks that issue letters of credit. The interest rate on the MSGN Term Loan Facility as of June 30, 2024 was 7.44%.
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
Covenants. The MSGN Credit Agreement generally requires the MSGN Holdings Entities and MSGN L.P. and its restricted subsidiaries on a consolidated basis to comply with a maximum total leverage ratio of 5.50:1.00, subject, at the option of MSGN L.P. to an upward adjustment to 6.00:1.00 during the continuance of certain events. As of June 30, 2024, the total leverage ratio was 5.10:1.00. In addition, the MSGN Credit Agreement requires a minimum interest coverage ratio of 2.00:1.00 for the MSGN Holdings Entities and MSGN L.P. and its restricted subsidiaries on a consolidated basis. As of June 30, 2024, the interest coverage ratio was 2.25:1.00. All borrowings under the MSGN Credit Agreement are subject to the satisfaction of customary conditions, including absence of a default and accuracy of representations and warranties. As of June 30, 2024, the MSGN Holdings Entities and MSGN L.P. and its restricted subsidiaries on a consolidated basis were in compliance with the covenants.
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

LV Sphere Term Loan Facility
General. On December 22, 2022, MSG LV, an indirect, wholly-owned subsidiary of the Company, entered into a credit agreement with JP Morgan Chase Bank, N.A., as administrative agent and the lenders party thereto, providing for a five-year, $275,000 senior secured term loan facility (as amended, the “LV Sphere Term Loan Facility”).
Interest Rates. Borrowings under the LV Sphere Term Loan Facility bear interest at a floating rate, which at the option of MSG LV may be either (i) a base rate plus a margin of 3.375% per annum or (ii) adjusted Term SOFR (i.e., Term SOFR plus 0.10%) plus a margin of 4.375% per annum. The interest rate on the LV Sphere Term Loan Facility as of June 30, 2024 was 9.80%.
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
Covenants. The LV Sphere Term Loan Facility and related guaranty by Sphere Entertainment Group include financial covenants requiring MSG LV to maintain a specified minimum debt service coverage ratio and requiring Sphere Entertainment Group to maintain a specified minimum liquidity level. The debt service coverage ratio covenant began testing in the fiscal quarter ended December 31, 2023 on a historical basis and on a prospective basis. Both the historical and prospective debt service coverage ratios are required to be at least 1.35:1.00. In addition, among other conditions, MSG LV is not permitted to make distributions to Sphere Entertainment Group unless the historical and prospective debt service coverage ratios are at least 1.50:1.00. The minimum liquidity level for Sphere Entertainment Group is set at $50,000, with $25,000 required to be held in cash or cash equivalents, and is tested as of the last day of each fiscal quarter based on Sphere Entertainment Group’s unencumbered liquidity, consisting of cash and cash equivalents and available lines of credit, as of such date.
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
Guarantors and Collateral. All obligations under the LV Sphere Term Loan Facility are guaranteed by Sphere Entertainment Group. All obligations under the LV Sphere Term Loan Facility, including the guarantees of those obligations, are secured by all of the assets of MSG LV and certain assets of Sphere Entertainment Group including, but not limited to, MSG LV’s leasehold interest in the land on which Sphere in Las Vegas is located, and a pledge of all of the equity interests held directly by Sphere Entertainment Group in MSG LV.
3.50% Convertible Senior Notes
On December 8, 2023, the Company completed the Offering of $258,750 in aggregate principal amount of its 3.50% Convertible Senior Notes which amount includes the full exercise of the initial purchasers’ option to purchase additional 3.50% Convertible Senior Notes.
The Company used $14,309 of the net proceeds from the Offering to fund the cost of entering into the capped call transactions described below, with the remaining net proceeds from the Offering designated for general corporate purposes, including capital for Sphere-related growth initiatives. The capped call transactions met all of the applicable criteria for equity classification in accordance with ASC Subtopic 815-10-15-74(a), “Derivatives and Hedging—Embedded Derivatives—Certain Contracts Involving an Entity’s Own Equity,” and were recorded as a reduction to Equity on the Company’s consolidated statements of stockholder’s equity and consolidated balance sheets.
On December 8, 2023, the Company entered into an Indenture (the “Indenture”) with U.S. Bank Trust Company, National Association, as trustee (the “Trustee”), relating to the 3.50% Convertible Senior Notes. The 3.50% Convertible Senior Notes constitute a senior general unsecured obligation of the Company.
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
On December 5, 2023, in connection with the pricing of the 3.50% Convertible Senior Notes, and on December 6, 2023, in connection with the exercise in full by the initial purchasers of their option to purchase additional 3.50% Convertible Senior Notes, the Company entered into capped call transactions with certain of the initial purchasers of the 3.50% Convertible Senior Notes or their respective affiliates and other financial institutions, pursuant to capped call confirmations. The capped call transactions are expected generally to reduce the potential dilution to the Class A Common Stock upon any conversion of the 3.50% Convertible Senior Notes and/or offset any cash payments the Company is required to make in excess of the principal amount of converted 3.50% Convertible Senior Notes, as the case may be, with such reduction and/or offset subject to a cap based on a cap price initially equal to approximately $42.62 per share (which represents a premium of approximately 50% over the last reported sale price of the Class A Common Stock of $28.41 per share on the NYSE on December 5, 2023), and is subject to certain adjustments under the terms of the capped call transactions.
Letters of Credit
The Company uses letters of credit to support its business operations. As of June 30, 2024, there were no borrowings or letters of credit issued and outstanding under the MSGN Revolving Credit Facility. The Company has letters of credit relating to operating leases which are supported by cash and cash equivalents that are classified as restricted.

Cash Flow Discussion
As of June 30, 2024, cash, cash equivalents and restricted cash totaled $573,233, as compared to $429,114 as of June 30, 2023 and $760,312 as of June 30, 2022. The following table summarizes the Company’s cash flow activities for Fiscal Years 2024, 2023 and 2022:

	Years Ended June 30,
	2024	2023
Net cash (used in) provided by operating activities	$(19,658)	$153,591
Net cash used in investing activities	(45,183)	(653,923)
Net cash provided by financing activities	209,731	85,542
Effect of exchange rates on cash, cash equivalents and restricted cash	(771)	(2,106)
Net increase (decrease) in cash, cash equivalents and restricted cash	$144,119	$(416,896)
Operating Activities
Net cash used in operating activities for Fiscal Year 2024 increased by $173,249 to $19,658 as compared to Fiscal Year 2023, primarily due to a net loss in the current year period driven by higher direct operating expenses and selling, general, and administrative expenses as compared to net income in the prior year, as well as changes in working capital assets and liabilities, which included fewer collections from customers and related parties, a larger amount of payments to vendors and related parties, and fewer cash collections related to deferred revenue, as compared to the corresponding prior year.
Investing Activities
Net cash used in investing activities for Fiscal Year 2024 decreased by $608,740 to $45,183 as compared to Fiscal Year 2023 primarily due to a decrease in capital expenditures and capitalized interest for Sphere in Las Vegas after the assets were placed in service during the first quarter of Fiscal Year 2024, as well as the proceeds from the sale of MSGE Retained Interest, offset by the absence of proceeds received from sales of investments and dispositions of Tao Group Hospitality, Boston Calling Events, LLC, and the corporate aircraft as compared to the corresponding prior year.
Financing Activities
Net cash provided by financing activities for Fiscal Year 2024 increased by $124,189 to $209,731 as compared to Fiscal Year 2023 primarily due to proceeds of $251,634 from the issuance of 3.50% Convertible Senior Notes, $65,000 from the DDTL Facility, and the decrease in cash transferred in connection with the MSGE Distribution, as compared to proceeds of $302,668 from the term loan issuance in the corresponding prior period.
Contractual Obligations
As of June 30, 2024, the approximate future payments under our contractual obligations are as follows:

	Payments Due by Period (c)
	Total	Year 1	Years 2-3	Years 4-5	More Than 5 Years
Leases (a)	$206,066	$19,555	$35,304	$32,594	$118,613
Debt repayments (b)	1,383,500	849,750	—	533,750	—
Total future payments under contractual obligations	$1,589,566	$869,305	$35,304	$566,344	$118,613
_________________
(a)    Includes contractually obligated minimum lease payments for operating leases having an initial noncancellable term in excess of one year for various office space and equipment. These commitments are presented exclusive of the imputed interest used to reflect the payment’s present value. See Note 10. Leases to the consolidated financial statements included in Item 8 of this Form 10-K for more information.
(b)    See Note 13. Credit Facilities and Convertible Notes to the consolidated financial statements included in Item 8 of this Form 10-K for more information surrounding the principal repayments required under the credit agreements.
(c)    Pension obligations have been excluded from the table above as the timing of the future cash payments is uncertain. See Note 14. Pension Plans and Other Postretirement Benefit Plan to the consolidated financial statements included in Item 8 of this Form 10-K for more information on the future funding requirements under our pension obligations.

Off Balance Sheet Arrangements
As of June 30, 2024, the Company has the following off balance sheet arrangements:

	Commitments
	June 30, 2025	June 30, 2026	June 30, 2027	June 30, 2028	June 30, 2029	Thereafter	Total
Sphere
Event-related commitments	$45,575	$7,043	$5,118	$1,500	$—	$—	$59,236
Letter of credit	892	—	—	—	—	—	892
Other	2,000	2,000	1,333	—	—	—	5,333
Total Sphere commitments	$48,467	$9,043	$6,451	$1,500	$—	$—	$65,461
MSG Networks
Broadcast rights	$267,186	$274,241	$271,350	$270,897	$255,244	$1,563,979	$2,902,897
Purchase commitments	9,452	5,103	2,633	258	—	—	17,446
Talent commitments	613	613	—	—	—	—	1,226
Total MSG Networks commitments	$277,251	$279,957	$273,983	$271,155	$255,244	$1,563,979	$2,921,569

Total Commitments	$325,718	$289,000	$280,434	$272,655	$255,244	$1,563,979	$2,987,030
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
Recently Issued Accounting Pronouncements and Critical Accounting Estimates
Recently Issued Accounting Pronouncements
See Note 2. Summary of Significant Accounting Policies to the consolidated financial statements included in Item 8 of this Form 10-K for discussion of recently issued accounting pronouncements.
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
Impairment of Long-Lived and Indefinite-Lived Assets
The Company’s long-lived and indefinite-lived assets accounted for approximately 79% of the Company’s consolidated total assets as of June 30, 2024 and consisted of the following:

As of June 30, 2024
Goodwill	$470,152
Intangible assets, net	31,940
Property and equipment, net	3,158,420
Right-of-use lease assets	106,468
$3,766,980
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
Goodwill
Goodwill is tested annually for impairment as of August 31st and at any time upon the occurrence of certain events or substantive changes in circumstances. The Company performs its goodwill impairment test at the reporting unit level. As of June 30, 2024, the Company had two reportable segments and two reporting units, Sphere and MSG Networks, consistent with the way management makes decisions and allocates resources to the business.
The Sphere segment’s goodwill carrying amount increased during Fiscal Year 2024 due to the acquisition of Holoplot. The goodwill balance reported on the Company’s consolidated balance sheets as of June 30, 2024 by reportable segment was as follows:

As of June 30, 2024
Sphere	45,644
MSG Networks	424,508
$470,152
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
During the first quarter of Fiscal Year 2024, the Company performed its most recent annual impairment test of goodwill for the MSG Networks reporting unit and determined that there were no impairments of goodwill as of the impairment test date. Based on the impairment test, the Company’s MSG Networks reporting unit had a sufficient safety margin, representing the excess of the estimated fair value of the reporting unit, derived from the most recent quantitative assessment, less its carrying value (including goodwill allocated to the reporting unit). The Company believes that if the fair value of the reporting unit exceeds its carrying value by greater than 10%, a sufficient safety margin has been realized.
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
The Company has recognized intangible assets for affiliate relationships as a result of purchase accounting, and has determined that these intangible assets have finite lives. The Company also recognized intangible assets subject to amortization during Fiscal Year 2024 as a result of the acquisition of Holoplot. Refer to Note 2 Summary of Significant Accounting Policies for the estimated useful lives of the Company’s major classes of intangible assets subject to amortization as of June 30, 2024.
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

Item 7A. Quantitative and Qualitative Disclosures About Market Risk
Potential Interest Rate Risk Exposure:
The Company, through its subsidiaries, MSG LV and MSG Networks, is subject to potential interest rate risk exposure related to borrowings incurred under their respective credit facilities. Changes in interest rates may increase interest expense payments with respect to any borrowings incurred under these credit facilities. The effect of a hypothetical 200 basis point increase in floating interest rate prevailing as of June 30, 2024 and continuing for a full year would increase the Company’s interest expense on the outstanding amounts under the credit facilities by $22,495.
Foreign Currency Exchange Rate Exposure:
The Company is exposed to market risk resulting from foreign currency fluctuations, primarily to the British pound sterling through the land we own in London. We may evaluate and decide, to the extent reasonable and practical, to reduce the translation risk of foreign currency fluctuations by entering into foreign currency forward exchange contracts with financial institutions. If we were to enter into such hedging transactions, the market risk resulting from foreign currency fluctuations is unlikely to be entirely eliminated. We do not plan to enter into derivative financial instrument transactions for foreign currency speculative purposes.
During Fiscal Year 2024, the GBP/USD exchange rate ranged from 1.2078 to 1.3137 as compared to GBP/USD exchange rate of 1.2651 as of June 30, 2024, a fluctuation of ranging from 5% to 6%. As of June 30, 2024, a uniform hypothetical 10% fluctuation in the GBP/USD exchange rate would have resulted in a change of $3,081 in the Company’s net asset value.
Following the acquisition of Holoplot on April 25, 2024, which is based in Berlin, Germany, we are also exposed to market risk resulting from foreign currency fluctuations related to the Euro. During Fiscal Year 2024, the EUR/USD exchange rate ranged from 1.0467 to 1.1239 as compared to EUR/USD exchange rate of 1.0717 on June 30, 2024, a fluctuation ranging from 2% to 5%. As of June 30, 2024, a uniform hypothetical 10% fluctuation in the EUR/USD exchange rate would have resulted in a change of $383 in the Company’s net asset value.
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
Lower discount rates increase the present value of benefit obligations and will usually increase the subsequent year’s net periodic benefit cost. The weighted-average discount rates used to determine benefit obligations as of June 30, 2024 for the Company’s Pension Plans and Postretirement Plan were 5.51% and 5.40%, respectively. A 25 basis point decrease in each of these assumed discount rates would increase the projected benefit obligations for the Company’s Pension Plans and Postretirement Plan at June 30, 2024 by $850 and $20, respectively.
The weighted-average discount rates used to determine service cost, interest cost and the projected benefit obligation components of net periodic benefit cost were 5.52%, 5.40% and 5.33%, respectively, for Fiscal Year 2024 for the Company’s Pension Plans. The weighted-average discount rates used to determine service cost, interest cost and the projected benefit obligation components of net periodic benefit cost were 5.39%, 5.47% and 5.41%, respectively, for Fiscal Year 2024 for the Company’s Postretirement Plan. A 25 basis point decrease in these assumed discount rates would increase the total net periodic benefit cost for the Company’s Pension Plans by $40 and would result in no impact to the net periodic benefit cost for the Company’s Postretirement

Plan for Fiscal Year 2024.
The expected long-term return on plan assets is based on a periodic review and modeling of the plans’ asset allocation structures over a long-term horizon. Expectations of returns for each asset class are the most important of the assumptions used in the review and modeling, and are based on comprehensive reviews of historical data, forward-looking economic outlook, and economic/financial market theory. The expected long-term rate of return was selected from within the reasonable range of rates determined by (a) historical real returns, net of inflation, for the asset classes covered by the investment policy, and (b) projections of inflation over the long-term period during which benefits are payable to plan participants. The weighted average expected long-term rate of return on plan assets for the Company’s funded pension plans was 5.65% for Fiscal Year 2024.
Performance of the capital markets affects the value of assets that are held in trust to satisfy future obligations under the Company’s funded plans. Adverse market performance in the future could result in lower rates of return for these assets than projected by the Company which could increase the Company’s funding requirements related to these plans, as well as negatively affect the Company’s operating results by increasing the net periodic benefit cost. A 25 basis point decrease in the long-term return on pension plan assets assumption would increase net periodic pension benefit cost by $40 for Fiscal Year 2024.
Item 8. Financial Statements and Supplementary Data
The Financial Statements required by this Item 8 appear beginning on page F-1 of this Form 10-K, and are incorporated by reference herein.
Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure
None.
Item 9A. Controls and Procedures
Evaluation of Disclosure Controls and Procedures
An evaluation was carried out under the supervision and with the participation of the Company’s management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of the end of the period covered by this report. Based upon that evaluation, the Company’s Chief Executive Officer and Chief Financial Officer concluded that as of June 30, 2024 the Company’s disclosure controls and procedures were effective.
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
Under the supervision and with the participation of management, including the Company’s Chief Executive Officer and Chief Financial Officer, we conducted an evaluation of the effectiveness of our internal control over financial reporting based on the framework in Internal Control — Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on the results of this evaluation, our management concluded that our internal control over financial reporting was effective as of June 30, 2024. The effectiveness of our internal control over financial reporting as of June 30, 2024 has been audited by Deloitte & Touche LLP, an independent registered public accounting firm, as stated in their report which is included herein.
Changes in Internal Control over Financial Reporting
There were no changes in the Company’s internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the fiscal quarter ended June 30, 2024 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

Item 9B. Other Information
None.
Item 9C. Disclosure Regarding Foreign Jurisdictions that Prevent Inspections
Not applicable.

PART III
Item 10. Directors, Executive Officers and Corporate Governance
Information relating to our directors, executive officers, corporate governance and insider trading policies and procedures will be included in the proxy statement for the 2024 annual meeting of the Company’s stockholders, which is expected to be filed within 120 days of our fiscal year end, and is incorporated herein by reference.
Item 11. Executive Compensation
Information relating to executive compensation will be included in the proxy statement for the 2024 annual meeting of the Company’s stockholders, which is expected to be filed within 120 days of our fiscal year end, and is incorporated herein by reference.
Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters
Information relating to the beneficial ownership of our common stock will be included in the proxy statement for the 2024 annual meeting of the Company’s stockholders, which is expected to be filed within 120 days of our fiscal year end, and is incorporated herein by reference.
Item 13. Certain Relationships and Related Transactions, and Director Independence
Information relating to certain relationships and related transactions and director independence will be included in the proxy statement for the 2024 annual meeting of the Company’s stockholders, which is expected to be filed within 120 days of our fiscal year end, and is incorporated herein by reference.
Item 14. Principal Accountant Fees and Services
Information relating to principal accountant fees and services will be included in the proxy statement for the 2024 annual meeting of the Company’s stockholders, which is expected to be filed within 120 days of our fiscal year end, and is incorporated herein by reference.

PART IV
Item 15. Exhibits and Financial Statement Schedules

Page No.
The following documents are filed as part of this report:

1.	The financial statements as indicated in the index set forth on page	F - 1

2.	Financial statement schedule:
Schedule supporting consolidated financial statements:
	Schedule II — Valuation and Qualifying Accounts	79
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

2.3
Agreement and Plan of Merger, dated as of March 25, 2021, by and among Sphere Entertainment Co. (formerly Madison Square Garden Entertainment Corp.), Broadway Sub Inc. and MSG Networks Inc. (incorporated by reference to Exhibit 2.1 to the Company’s Current Report on Form 8-K filed on March 26, 2021).

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

3.3	Amended By-Laws of Sphere Entertainment Co., dated April 20, 2023 (incorporated by reference to Exhibit 3.2 to the Company’s Current Report on Form 8-K filed on April 24, 2023).
4.1	Description of Capital Stock (incorporated by reference to Exhibit 4.5 to the Company’s Annual Report on Form 10-K for the fiscal year ended June 30, 2023 filed on August 22, 2023).
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
4.4
Registration Rights Agreement, dated as of January 13, 2010, by and among MSG Networks Inc. (formerly known as Madison Square Garden, Inc.) and the Charles F. Dolan Children Trusts (incorporated by reference to Exhibit 4.4 to the Company’s Annual Report on Form 10-K for the fiscal year ended June 30, 2021 filed on August 23, 2021).

4.5
Registration Rights Agreement, dated as of January 13, 2010, by and among MSG Networks Inc. (formerly known as Madison Square Garden, Inc.) and the Dolan Family Affiliates (incorporated by reference to Exhibit 4.5 to the Company’s Annual Report on Form 10-K for the fiscal year ended June 30, 2021 filed on August 23, 2021).

4.6
Indenture, dated as of December 8, 2023, by and between the Company and U.S. Bank Trust Company, National Association, N.A., as trustee (incorporated by reference to Exhibit 4.1 to the Company’s Current Report on Form 8-K filed on December 8, 2023).

4.7
Form of Global Note, representing Sphere Entertainment Co.’s 3.50% Convertible Senior Notes due 2028, included as Exhibit A to the Indenture filed as Exhibit 4.6 to the Company's Annual Report on Form 10-K for the fiscal year ended June 30, 2024 (incorporated by reference to Exhibit 4.2 to the Company’s Current Report on Form 8-K filed on December 8, 2023).

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

10.5
Distribution Agreement, dated as of September 11, 2015, between MSG Networks Inc. and Madison Square Garden Sports Corp. (formerly known as The Madison Square Garden Company) (incorporated by reference to Exhibit 10.4 to the Company’s Annual Report on Form 10-K for the fiscal year ended June 30, 2021 filed on August 23, 2021).

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

10.9
Sphere Entertainment Co. (formerly Madison Square Garden Entertainment Corp.) 2020 Employee Stock Plan, as amended (incorporated by reference to Annex B to the Company’s Definitive Proxy Statement on Schedule 14A filed on October 25, 2023). †

10.10
Sphere Entertainment Co. (formerly Madison Square Garden Entertainment Corp.) 2020 Stock Plan for Non-Employee Directors, as amended (incorporated by reference to Annex C to the Company’s Definitive Proxy Statement on Schedule 14A filed on October 25, 2023). †

10.11
MSG Networks Inc. 2010 Employee Stock Plan, as amended and assumed by the Company (incorporated by reference to Exhibit 4.5 to the Company’s Registration Statement on Form S-8 filed on July 9, 2021). †

10.12
Form of Indemnification Agreement between Sphere Entertainment Co. (formerly MSG Entertainment Spinco, Inc.) and its Directors and Officers (incorporated by reference to Exhibit 10.9 to the Company’s Registration Statement on Form 10 filed on March 6, 2020).

10.13
Form of Sphere Entertainment Co. (formerly Madison Square Garden Entertainment Corp.) Non-Employee Director Award Agreement (incorporated by reference to Exhibit 10.10 to Amendment No. 1 to the Company’s Registration Statement on Form 10 filed on March 18, 2020). †

EXHIBIT NO.	DESCRIPTION
10.14
Form of Sphere Entertainment Co. Restricted Stock Units Agreement under the 2020 Employee Stock Plan, as amended (incorporated by reference to Exhibit 10.6 to the Company’s Current Report on Form 8-K filed on April 24, 2023). †

10.15
Form of Sphere Entertainment Co. Performance Restricted Stock Units Agreement under the 2020 Employee Stock Plan, as amended (incorporated by reference to Exhibit 10.9 to the Company’s Current Report on Form 8-K filed on April 24, 2023). †

10.16
Form of Sphere Entertainment Co. Option Agreement under the 2020 Employee Stock Plan, as amended (incorporated by reference to Exhibit 10.7 to the Company’s Current Report on Form 8-K filed on April 24, 2023). †

10.17
Form of Sphere Entertainment Co. Performance Option Agreement under the 2020 Employee Stock Plan, as amended (incorporated by reference to Exhibit 10.10 to the Company’s Current Report on Form 8-K filed on April 24, 2023). †

10.18
Form of Sphere Entertainment Co. Off-Cycle Performance Stock Option Agreement under the 2020 Employee Stock Plan, as amended (incorporated by reference to Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q filed on November 8, 2023).†.

10.19
Form of Sphere Entertainment Co. Performance Vesting Stock Option Agreement under the 2020 Employee Stock Plan, as amended (incorporated by reference to Annex B of Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on July 3, 2024). †

10.20
Form of Sphere Entertainment Co. (formerly Madison Square Garden Entertainment Corp.) Option Agreement in respect of Madison Square Garden Sports Corp. Options (incorporated by reference to Exhibit 10.16 to the Company’s Registration Statement on Form 10 filed on March 6, 2020). †

10.21
Form of Sphere Entertainment Co. Restricted Stock Units Agreement in respect of Restricted Stock Units granted under the MSG Networks Inc. 2010 Employee Stock Plan (incorporated by reference to Exhibit 10.5 to the Company’s Current Report on Form 8-K filed on April 24, 2023). †

10.22
Form of Sphere Entertainment Co. Performance Restricted Stock Units Agreement in respect of Performance Restricted Stock Units granted under the MSG Networks Inc. 2010 Employee Stock Plan (incorporated by reference to Exhibit 10.8 to the Company’s Current Report on Form 8-K filed on April 24, 2023). †

10.23	Sphere Entertainment Co. Executive Deferred Compensation Plan (incorporated by reference to Exhibit 10.11 to the Company’s Current Report on Form 8-K filed on April 24, 2023). †
10.24
Employment Agreement, dated as of June 30, 2024, between Sphere Entertainment Co. and James L. Dolan (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on July 3, 2024). †

10.25
Employment Agreement dated as of December 27, 2021 between Sphere Entertainment Co. (formerly Madison Square Garden Entertainment Corp.) and James L. Dolan, as amended and restated as of April 20, 2023 (incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K filed on April 24, 2023). †

10.26
Employment Agreement, dated as of December 8, 2023, between Sphere Entertainment Co. and David F. Byrnes (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on December 8, 2023). †

10.27
Employment Agreement, dated as of January 5, 2024, between Sphere Entertainment Co. and Jennifer Koester (incorporated by reference to Exhibit 10.4 to the Company’s Quarterly Report on Form 10-Q for the quarter ended December 31, 2023 filed on February 5, 2024).†

10.28	Amendment to Employment Agreement, dated as of June 7, 2024, between Sphere Entertainment Co. and Jennifer Koester. †
10.29
Employment Agreement, dated as of August 27, 2021, between Sphere Entertainment Co. (formerly Madison Square Garden Entertainment Corp.) and Andrea Greenberg (incorporated by reference to Exhibit 10.4 to the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2021 filed on November 9, 2021). †

10.30
Employment Agreement dated as of June 15, 2023 between Sphere Entertainment Co. and David Granville-Smith (incorporated by reference to Exhibit 10.28 to the Company’s Annual Report on Form 10-K for the fiscal year ended June 30, 2023 filed on August 22, 2023). †

10.31
Employment Agreement, dated as of December 18, 2023, between Sphere Entertainment Co. and Laura Franco (incorporated by reference to Exhibit 10.3 to the Company’s Quarterly Report on Form 10-Q filed on February 5, 2024).†

10.32
Employment Agreement dated as of April 20, 2023 between Sphere Entertainment Co. (formerly Madison Square Garden Entertainment Corp.) and Gregory Brunner (incorporated by reference to Exhibit 10.4 to the Company’s Current Report on Form 8-K filed on April 24, 2023). †

EXHIBIT NO.	DESCRIPTION
10.33
Sphere Entertainment Co. Policy Concerning Certain Matters Relating to Madison Square Garden Entertainment Corp., Madison Square Garden Sports Corp. and AMC Networks Inc., Including Responsibilities of Overlapping Directors and Officers (incorporated by reference to Exhibit 10.31 to the Company’s Annual Report on Form 10-K filed on August 22, 2023).

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

10.38	Form of Confirmation for Capped Call Confirmations (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on December 8, 2023).
10.39
Credit Agreement, dated as of December 22, 2022, among MSG Las Vegas, LLC, the lenders party thereto and JPMorgan Chase Bank, N.A., as administrative agent (incorporated by reference to Exhibit 10.1 to the Company's Current Report on Form 8-K filed on December 22, 2022).

10.40	Amendment No. 1 to Credit Agreement, dated as of June 28, 2024, among MSG Las Vegas, LLC, the lenders party thereto and JPMorgan Chase Bank, N.A., as administrative agent.
10.41
Pledge and Security Agreement, dated as of December 22, 2022, by and between MSG Las Vegas, LLC and JPMorgan Chase Bank, N.A. (incorporated by reference to Exhibit 10.2 to the Company's Current Report on Form 8-K filed on December 22, 2022).

10.42
First Amendment to Pledge and Security Agreement dated as of December 22, 2022, by and between MSG Las Vegas, LLC and JPMorgan Chase Bank, N.A., dated as of January 25, 2024 (incorporated by reference to Exhibit 10.5 to the Company’s Quarterly Report on Form 10-Q filed on February 5, 2024).

10.43
Guaranty Agreement, dated as of December 22, 2022, by Sphere Entertainment Group, LLC (formerly MSG Entertainment Group, LLC) in favor of JPMorgan Chase Bank, N.A. on behalf of the lenders (incorporated by reference to Exhibit 10.3 to the Company's Current Report on Form 8-K filed on December 22, 2022).

10.44
Pledge Agreement, dated as of December 22, 2022, by Sphere Entertainment Group, LLC (MSG Entertainment Group, LLC) in favor of JPMorgan Chase Bank, N.A. on behalf of the lenders (incorporated by reference to Exhibit 10.4 to the Company's Current Report on Form 8-K filed on December 22, 2022).

10.45
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

10.47
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

EXHIBIT NO.	DESCRIPTION
10.48
Amendment No. 2 to Amended and Restated Credit Agreement, dated as of October 11, 2019, by and among MSGN Holdings, L.P., certain subsidiaries of MSGN Holdings, L.P. identified therein, MSGN Eden, LLC, Regional MSGN Holdings LLC and JP Morgan Chase Bank, N.A., as administrative agent, and the lenders party thereto, dated as of May 30, 2023 (incorporated by reference to Exhibit 10.44 to the Company’s Annual Report on Form 10-K for the fiscal year ended June 30, 2023 filed on August 22, 2023).

10.49
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

10.50
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

10.51
NBA Transaction Agreement, dated as of April 15, 2020, among Madison Square Garden Sports Corp. (formerly The Madison Square Garden Company), Sphere Entertainment Co. (formerly MSG Entertainment Spinco, Inc.) and certain other parties thereto (incorporated by reference to Exhibit 10.59 to the Company’s Annual Report on Form 10-K for the fiscal year ended June 30, 2020 filed on August 31, 2020).

10.52
NHL Transaction Agreement, dated as of April 15, 2020, among Madison Square Garden Sports Corp. (formerly The Madison Square Garden Company), Sphere Entertainment Co. (formerly MSG Entertainment Spinco, Inc.) and certain other parties thereto (incorporated by reference to Exhibit 10.60 to the Company’s Annual Report on Form 10-K for the fiscal year ended June 30, 2020 filed on August 31, 2020).

10.53
MSG Networks Voting and Support Agreement, dated as of March 25, 2021, by and among Sphere Entertainment Co. (formerly Madison Square Garden Entertainment Corp.) and certain stockholders of MSG Networks Inc. that are signatories thereto (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on March 26, 2021).

10.54
Sphere Entertainment Co. (formerly Madison Square Garden Entertainment Corp.) Voting and Support Agreement, dated as of March 25, 2021, by and among MSG Networks Inc. and certain stockholders of Madison Square Garden Entertainment Corp. that are signatories thereto (incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K filed on March 26, 2021).

10.59
Transaction Agreement, dated as of April 17, 2023, by and among TAO Group Sub-Holdings LLC, Disco Holdings Intermediate LLC, TAO Group Holdings LLC, Hakkasan USA Inc. and others (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on April 17, 2023).

10.60
Employment Agreement dated as of April 20, 2023 between Sphere Entertainment Co. and Gautam Ranji (incorporated by reference to Exhibit 10.3 to the Company’s Current Report on Form 8-K filed on April 24, 2023). †

10.61
Separation Agreement, dated as of November 3, 2023, between Sphere Entertainment Co. and Gautam Ranji (incorporated by reference to Exhibit 10.2 to the Company’s Quarterly Report on Form 10-Q filed on November 8, 2023).†

19.1	Insider Trading Policy.
21.1	Subsidiaries of the Registrant.
23.1	Consent of Deloitte & Touche LLP
24.1	Power of Attorney (included on the signature page to this Annual Report on Form 10-K).
31.1	Certification by the Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	Certification by the Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1	Certification by the Chief Executive Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.**
32.2	Certification by the Chief Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.**
97.1	Clawback Policy.

EXHIBIT NO.	DESCRIPTION
101
The following materials from Sphere Entertainment Co. Annual Report on Form 10-K for the fiscal year ended June 30, 2024, formatted in Inline Extensible Business Reporting Language (iXBRL): (i) consolidated balance sheets, (ii) consolidated and combined statements of operations, (iii) consolidated and combined statements of comprehensive income (loss), (iv) consolidated and combined statements of cash flows, (v) consolidated and combined statements of equity and redeemable noncontrolling interests, and (vi) notes to consolidated and combined financial statements.

104	The cover page from the Company’s Annual Report on Form 10-K for the fiscal year ended June 30, 2024 formatted in Inline XBRL and contained in Exhibit 101.
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

SPHERE ENTERTAINMENT CO.
SCHEDULE II
VALUATION AND QUALIFYING ACCOUNTS
(in thousands)

		(Additions) / Deductions
	Balance at Beginning of Period	Charged to Costs and Expenses	Charged to Other Accounts	Deductions	Balance at End of Period
Year Ended June 30, 2024
Allowance for doubtful accounts / credit losses	$(171)	$—	$—	$161	$(10)
Deferred tax valuation allowance	(30)	(29,189)	—	—	(29,219)
	$(201)	$(29,189)	$—	$161	$(29,229)
Year Ended June 30, 2023
Allowance for doubtful accounts / credit losses	$(843)	$(3)	$—	$675	$(171)
Deferred tax valuation allowance	(2,923)	2,053	840	—	(30)
	$(3,766)	$2,050	$840	$675	$(201)
Year Ended June 30, 2022
Allowance for doubtful accounts / credit losses	$(1,354)	$123	$—	$388	$(843)
Deferred tax valuation allowance	(3,131)	2,200	(1,992)	—	(2,923)
	$(4,485)	$2,323	$(1,992)	$388	$(3,766)

SIGNATURES
Pursuant to the requirements of the Section 13 or 15(d) the Securities Exchange Act of 1934, as amended, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on the 14th day of August 2024.

Sphere Entertainment Co.

By:	/s/ DAVID F. BYRNES
	Name:	David F. Byrnes
	Title:	Executive Vice President, Chief Financial Officer and Treasurer
POWER OF ATTORNEY
KNOW ALL PERSONS BY THESE PRESENTS, that each person whose signature appears below constitutes and appoints David F. Byrnes, Greg Brunner and Mark C. Cresitello, and each of them, as such person’s true and lawful attorneys-in-fact and agents, with full power of substitution and resubstitution, for such person in such person’s name, place and stead, in any and all capacities, to sign this report, and file the same, with all exhibits thereto, and other documents in connection therewith, with the Securities and Exchange Commission, granting unto said attorneys-in-fact and agents, full power and authority to do and perform each and every act and thing requisite and necessary to be done as fully to all intents and purposes as he might or could do in person, hereby ratifying and confirming all that said attorneys-in-fact and agents or any of them may lawfully do or cause to be done by virtue hereof.
Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, this report has been signed below by the following persons in the capacities and on the dates indicated.

Name	Title	Date
/s/ JAMES L. DOLAN	Executive Chairman and Chief Executive Officer (Principal Executive Officer) and Director	August 14, 2024
James L. Dolan
/s/ DAVID F. BYRNES	Executive Vice President, Chief Financial Officer and Treasurer (Principal Financial Officer)	August 14, 2024
David F. Byrnes
/s/ GREG BRUNNER	Senior Vice President, Controller and Principal Accounting Officer	August 14, 2024
Greg Brunner
/s/ CHARLES F. DOLAN	Director	August 14, 2024
Charles F. Dolan
/s/ CHARLES P. DOLAN	Director	August 14, 2024
Charles P. Dolan
/s/ KRISTIN A. DOLAN	Director	August 14, 2024
Kristin A. Dolan

Name	Title	Date
/s/ MARIANNE DOLAN WEBER	Director	August 14, 2024
Marianne Dolan Weber
/s/ PAUL J. DOLAN	Director	August 14, 2024
Paul J. Dolan
/s/ QUENTIN F. DOLAN	Director	August 14, 2024
Quentin F. Dolan
/s/ RYAN T. DOLAN	Director	August 14, 2024
Ryan T. Dolan
/s/ THOMAS C. DOLAN	Director	August 14, 2024
Thomas C. Dolan
/s/ JOSEPH J. LHOTA	Director	August 14, 2024
Joseph J. Lhota
/s/ JOEL M. LITVIN	Director	August 14, 2024
Joel M. Litvin
/s/ BRIAN G. SWEENEY	Director	August 14, 2024
Brian G. Sweeney
/s/ JOHN L. SYKES	Director	August 14, 2024
John L. Sykes
/s/ VINCENT TESE	Director	August 14, 2024
Vincent Tese
/s/ ISIAH L. THOMAS III	Director	August 14, 2024
Isiah L. Thomas III
/s/ CARL E. VOGEL	Director	August 14, 2024
Carl E. Vogel

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
To the Stockholders and the Board of Directors of Sphere Entertainment Co.
Opinion on the Financial Statements
We have audited the accompanying consolidated balance sheets of Sphere Entertainment Co. and its subsidiaries (the "Company") as of June 30, 2024 and 2023, the related consolidated statements of operations, comprehensive (loss) income, cash flows, and equity and redeemable noncontrolling interests for each of the three years in the period ended June 30, 2024, and the related notes and the financial statement Schedule II listed in the Index at Item 15 (collectively referred to as the "financial statements"). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of June 30, 2024 and 2023, and the results of its operations and its cash flows for each of the three years in the period ended June 30, 2024, in conformity with accounting principles generally accepted in the United States of America.
We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the Company's internal control over financial reporting as of June 30, 2024, based on criteria established in Internal Control — Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated August 14, 2024, expressed an unqualified opinion on the Company's internal control over financial reporting.
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
Related Party Transactions — Refer to Note 18 to the financial statements
Critical Audit Matter Description
The Dolan family, including trusts for the benefit of members of the Dolan family (collectively, the Dolan Family Group), as of June 30, 2024, is the majority beneficial owner of the Company, Madison Square Garden Entertainment Corp. (“MSG Entertainment”), Madison Square Garden Sports Corp. (“MSG Sports”), AMC Networks Inc., and other related entities. In addition, there are certain overlapping directors and executive officers between the companies. Each of these entities has been identified as a related party at June 30, 2024.
Subsequent to the distribution on April 20, 2023 of approximately 67% of the outstanding common stock of MSG Entertainment (the “MSG Entertainment Distribution”), the Company is party to a number of transactions with related parties, including, but not limited to agreements for media rights and business operations services with MSG Sports, certain sponsorship rights with MSG Entertainment and MSG Sports, sponsorship-related account management services with MSG Entertainment, and certain services agreements with MSG Entertainment, which include certain shared executive support costs for the Company’s Executive Chairman and Chief Executive Officer, the Company’s Executive Vice President, and the Company’s Vice Chairman.

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
•We tested the effectiveness of internal controls over the Company’s related party process, including controls over the identification of the Company’s related party relationships and transactions, the authorization and approval of transactions with related parties, the allocation of revenues and operating expenses among related parties, and the accounting, classification and disclosure of relationships and transactions with related parties in the financial statements.
•Inquired with executive officers including the Company’s internal legal counsel, key members of management, including non-finance and accounting personnel, and the Audit Committee of the Board of Directors regarding related party transactions.
•Read agreements and contracts with and between related parties, and, in certain cases third parties, and evaluated whether authorization and approvals were obtained and the terms and other information about transactions are consistent with explanations from inquiries and other audit evidence obtained about the business purpose of the transactions.
•With the assistance of our data specialists, we analyzed the general ledger detail to identify potential undisclosed transactions with related parties.
•Compared the Company’s reconciliation of applicable accounts to related parties’ records of transactions and balances.
•For new and amended revenue arrangements among related parties, evaluated the reasonableness of management’s allocation of the transaction price to each performance obligation identified in the arrangement.
•Received confirmations from related parties and, in certain cases third parties, and compared responses to the Company’s records.
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
Liquidity and Going Concern — Refer to Notes 2 and 13 to the financial statements
Critical Audit Matter Description
As of June 30, 2024, the legal entities that comprise the MSG Networks reportable segment (“MSG Networks”), have approximately $850 million of debt under the MSG Networks Credit Facilities (as defined in Note 13 to the financial statements) that is scheduled to mature in October 2024 and is classified as short-term on the Company’s consolidated balance sheet. MSG Networks will be unable to generate sufficient operating cash flows prior to the maturity to settle the remaining outstanding borrowings under the MSG Networks Credit Facilities when they become due absent action taken by management to refinance the outstanding borrowings.
The MSG Networks Credit Facilities are guaranteed by the MSGN Guarantors and secured by the MSGN Collateral (as defined in Note 13 to the financial statements). In the event MSG Networks is unable to successfully refinance the MSG Networks Credit Facilities through a work-out or otherwise, the lenders could exercise their remedies under the MSG Networks Credit

Facilities, which would include, but not be limited to, declaring an event of default and foreclosing on the MSGN Collateral. MSG Networks and its subsidiaries could also seek bankruptcy protection prior to the lenders exercising their rights under the MSG Networks Credit Facilities. However, as of the date the financial statements were issued, MSG Networks does not intend to seek such bankruptcy protection. The Company has concluded that Sphere Entertainment Co., Sphere Entertainment Group and the subsidiaries of Sphere Entertainment Group (collectively, the “Non-Credit Parties”) are not legally obligated to fund the outstanding borrowings under the MSG Networks Credit Facilities, nor are the assets of the Non-Credit Parties pledged as security under the MSG Networks Credit Facilities. In the event of an exercise of post-default rights and remedies, the Company believes the lenders would have no remedies or recourse against the Non-Credit Parties pursuant to the terms of the MSG Networks Credit Facilities.
Auditing the Company’s conclusion that substantial doubt about the Company’s ability to continue as a going concern has been effectively alleviated, including management’s conclusion that the lenders would have no remedies or recourse against the Non-Credit Parties pursuant to the terms of the MSG Networks Credit Facilities, involved a high degree of auditor judgment and an increased extent of effort.
How the Critical Audit Matter Was Addressed in the Audit
Our audit procedures related to the Company’s analysis of its ability to continue as a going concern in accordance with ASC 205-40, Going Concern (“ASC 205-40”) included the following, among others:
•We tested the effectiveness of internal controls over the Company’s going concern analysis, including controls over the inputs and assumptions used in the Company’s evaluation.
•We obtained the Company’s going concern analysis and evaluated whether the conclusions reached comply with ASC 205-40.
•We obtained the forecast used by the Company in its analysis of its ability to continue as a going concern and evaluated whether the significant assumptions used were reasonable, considering the Company’s recent performance and its forecasting process and evidence obtained in other areas of the audit.
•We obtained and read the agreements related to the MSG Networks Credit Facilities.
•We evaluated the Company’s conclusion regarding the rights and remedies of the lenders to the MSG Networks Credit Facilities, including management’s conclusion that the lenders would have no remedies or recourse against the Non-Credit Parties pursuant to the terms of the MSG Networks Credit Facilities.
•We made inquiries of executive officers, including the Company’s internal legal counsel, key members of management, and the Audit Committee, regarding their understanding of the rights and remedies of the lenders to the MSG Networks Credit Facilities, and the related conclusion reached in the Company’s analysis of its ability to continue as a going concern.
•We read the Company’s minutes from meetings of the Board of Directors and related committees of the Board of Directors and assessed whether any contradictory evidence existed with respect to management’s plans included in the Company’s analysis of its ability to continue as a going concern.
•We assessed the appropriateness of the Company's going concern disclosure in the financial statements.

/s/ Deloitte & Touche LLP
New York, New York
August 14, 2024
We have served as the Company’s auditor since 2020.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
To the Stockholders and the Board of Directors of Sphere Entertainment Co.:
Opinion on Internal Control over Financial Reporting
We have audited the internal control over financial reporting of Sphere Entertainment Co. and subsidiaries (the “Company”) as of June 30, 2024, based on criteria established in Internal Control — Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of June 30, 2024, based on criteria established in Internal Control — Integrated Framework (2013) issued by COSO.
We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the consolidated financial statements as of and for the year ended June 30, 2024, of the Company and our report dated August 14, 2024, expressed an unqualified opinion on those consolidated financial statements.
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
August 14, 2024
We have served as the Company’s auditor since 2020.

SPHERE ENTERTAINMENT CO.
CONSOLIDATED BALANCE SHEETS
(in thousands, except per share data)

	As of
	June 30,
	2024	2023
ASSETS
Current Assets:
Cash, cash equivalents and restricted cash	$573,233	$429,114
Accounts receivable, net	228,230	112,309
Related party receivables, current	9,377	26,405
Prepaid expenses and other current assets	54,855	56,085
Total current assets	865,695	623,913
Non-Current Assets:
Investments	30,728	395,606
Property and equipment, net	3,158,420	3,307,161
Right-of-use lease assets	106,468	84,912
Goodwill	470,152	456,807
Intangible assets, net	31,940	17,910
Other non-current assets	124,489	86,706
Total assets	$4,787,892	$4,973,015
LIABILITIES AND EQUITY
Current Liabilities:
Accounts payable, accrued and other current liabilities	$417,087	$515,731
Related party payables, current	8,200	56,446
Current portion of long-term debt, net	849,437	82,500
Operating lease liabilities, current	18,548	10,127
Deferred revenue	80,404	27,337
Total current liabilities	1,373,676	692,141
Non-Current Liabilities:
Long-term debt, net	522,735	1,118,387
Operating lease liabilities, non-current	128,022	110,259
Deferred tax liabilities, net	225,169	379,552
Other non-current liabilities	122,738	88,811
Total liabilities	2,372,340	2,389,150
Commitments and contingencies (see Note 12)
Equity:
Class A Common Stock (a)	285	278
Class B Common Stock (b)	69	69
Additional paid-in capital	2,410,378	2,376,420
Retained earnings	11,387	212,036
Accumulated other comprehensive loss	(6,567)	(4,938)
Total stockholders’ equity	2,415,552	2,583,865
Total liabilities and equity	$4,787,892	$4,973,015
_________________
(a) Class A Common Stock, $0.01 par value per share, 120,000 shares authorized; 28,493 and 27,812 shares outstanding as of June 30, 2024 and 2023, respectively.
(b) Class B Common Stock, $0.01 par value per share, 30,000 shares authorized; 6,867 shares outstanding as of June 30, 2024 and 2023.

See accompanying notes to the consolidated financial statements.

SPHERE ENTERTAINMENT CO.
CONSOLIDATED STATEMENTS OF OPERATIONS
(in thousands, except per share data)

	Years Ended June 30,
	2024	2023	2022
Revenues (a)	$1,026,889	$573,831	$610,055
Direct operating expenses (a)	(547,824)	(342,211)	(320,278)
Selling, general and administrative expenses (a)	(432,853)	(452,142)	(419,793)
Depreciation and amortization	(256,494)	(30,716)	(22,562)
Impairment and other (losses) gains, net	(121,473)	6,120	245
Restructuring charges	(9,486)	(27,924)	(13,404)
Operating loss	(341,241)	(273,042)	(165,737)
Interest income	25,687	11,585	3,575
Interest expense	(79,868)	—	—
Other income (expense), net	35,197	536,887	(5,518)
(Loss) income from continuing operations before income taxes	(360,225)	275,430	(167,680)
Income tax benefit (expense)	135,592	(103,403)	29,830
(Loss) income from continuing operations	(224,633)	172,027	(137,850)
Income (loss) from discontinued operations, net of taxes	23,984	333,653	(52,297)
Net (loss) income	(200,649)	505,680	(190,147)
Less: Net income attributable to redeemable noncontrolling interests from discontinued operations	—	3,925	7,739
Less: Net loss attributable to nonredeemable noncontrolling interests from discontinued operations	—	(1,017)	(3,491)
Net (loss) income attributable to Sphere Entertainment Co.’s stockholders	$(200,649)	$502,772	$(194,395)

Basic (loss) earnings per common share
Continuing operations	$(6.36)	$4.96	$(4.02)
Discontinued operations	0.68	9.55	(1.75)
Basic (loss) earnings per common share attributable to Sphere Entertainment Co.’s stockholders	$(5.68)	$14.51	$(5.77)

Diluted (loss) earnings per common share
Continuing operations	$(6.36)	$4.93	$(4.02)
Discontinued operations	0.68	9.47	(1.75)
Diluted (loss) earnings per common share attributable to Sphere Entertainment Co.’s stockholders	$(5.68)	$14.40	$(5.77)

Weighted-average number of common shares outstanding:
Basic	35,301	34,651	34,255
Diluted	35,301	34,929	34,255
_________________
(a) See Note 18. Related Party Transactions, for further information on related party revenues and expenses

See accompanying notes to the consolidated financial statements.

SPHERE ENTERTAINMENT CO.
CONSOLIDATED STATEMENTS OF COMPREHENSIVE (LOSS) INCOME
(in thousands)

	Years Ended June 30,
	2024	2023	2022
Net (loss) income	$(200,649)	$505,680	$(190,147)
Other comprehensive (loss) income, before income taxes:
Pension plans and postretirement plans:
Amortization of net actuarial loss included in net periodic benefit cost	312	1,755	1,978
Amortization of net prior service credit included in net periodic benefit cost	(851)	—	756
Cumulative translation adjustments	(1,851)	6,656	(25,034)
Other comprehensive (loss) income, before income taxes	(2,390)	8,411	(22,300)
Income tax benefit (expense) related to items of other comprehensive income	761	(1,535)	4,217
Other comprehensive (loss) income, net of income taxes	(1,629)	6,876	(18,083)
Comprehensive (loss) income	(202,278)	512,556	(208,230)
Less: Comprehensive income attributable to redeemable noncontrolling interests from discontinued operations	—	3,925	7,739
Less: Comprehensive loss attributable to nonredeemable noncontrolling interests from discontinued operations	—	(1,017)	(3,491)
Comprehensive (loss) income attributable to Sphere Entertainment Co.’s stockholders	$(202,278)	$509,648	$(212,478)

See accompanying notes to the consolidated financial statements.

SPHERE ENTERTAINMENT CO.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)

	Years Ended June 30,
	2024	2023	2022
OPERATING ACTIVITIES:
Net (loss) income	$(200,649)	$505,680	$(190,147)
Adjustments to reconcile net (loss) income to net cash (used in) provided by operating activities:
Depreciation and amortization	256,494	103,375	124,629
Impairments and other losses (gains), net	121,473	(224,831)	(3,045)
Amortization of debt discount and deferred financing costs	3,181	5,063	8,728
Amortization of deferred production content	20,427	—	—
Deferred income tax (benefit) expense	(132,540)	123,467	(31,270)
Share-based compensation expense	48,010	62,658	77,141
Net unrealized and realized loss (gains) on equity investments with readily determinable fair value and loss (earnings) in nonconsolidated affiliates	22,971	(548,690)	54,869
Loss on extinguishment of debt	—	—	35,815
Other non-cash adjustments	486	(538)	1,450
Change in assets and liabilities, net of dispositions:
Accounts receivable, net	(115,096)	7,103	(30,749)
Related party receivables and payables, net	(31,218)	35,811	14,778
Prepaid expenses and other current and non-current assets	(50,610)	(178,758)	(43,982)
Accounts payable, accrued and other current and non-current liabilities	(28,056)	117,278	78,442
Deferred revenue	61,515	135,448	18,572
Right-of-use lease assets and operating lease liabilities	3,954	10,525	26,109
Net cash (used in) provided by operating activities	(19,658)	153,591	141,340
INVESTING ACTIVITIES:
Proceeds from sale of MSGE Retained Interest	256,501	204,676	—
Capital expenditures, net	(264,700)	(1,058,978)	(756,717)
Capitalized interest	(25,053)	(116,044)	(48,507)
Purchase of business, net of cash acquired	(9,424)	—	—
Investments and loans in nonconsolidated affiliates	(731)	(5,949)	1,060
Proceeds from dispositions, net	—	318,003	—
Proceeds from sale of investments	—	4,369	—
Other investing activities	(1,776)	—	—
Net cash used in investing activities	(45,183)	(653,923)	(804,164)

See accompanying notes to the consolidated financial statements.

SPHERE ENTERTAINMENT CO.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)

	Years Ended June 30,
	2024	2023	2022
FINANCING ACTIVITIES:
Proceeds from issuance of 3.50% Convertible Senior Notes due 2028	251,634	—	—
Borrowings under Delayed Draw Term Loan Facility	65,000	—	—
Proceeds from exercise of stock options	8,827	—	—
Principal repayments on debt	(83,848)	(72,875)	(725,000)
Taxes paid in lieu of shares issued for share-based compensation	(16,543)	(16,625)	(16,658)
Purchase of capped call related to 3.50% Convertible Senior Notes due 2028	(14,309)	—	—
Payments for debt financing costs	(1,030)	(5,238)	(17,504)
Proceeds from term loans, net of issuance discount	—	302,668	725,000
Noncontrolling interest holders’ capital contributions	—	3,000	6,400
Distribution to MSG Entertainment	—	(119,119)	—
Distribution to related parties associated with the settlement of certain share-based awards	—	(2,388)	(2,256)
Repayment of revolving credit facilities	—	(2,000)	(15,000)
Distributions to noncontrolling interest holders	—	(1,881)	(6,998)
Proceeds from revolving credit facilities	—	—	39,100
Debt extinguishment costs	—	—	(12,838)
Purchase of noncontrolling interest from redeemable noncontrolling interest holders	—	—	(4,638)
Net cash provided by (used in) financing activities	209,731	85,542	(30,392)
Effect of exchange rates on cash, cash equivalents and restricted cash	(771)	(2,106)	(750)
Net increase (decrease) in cash, cash equivalents and restricted cash	144,119	(416,896)	(693,966)
Cash, cash equivalents and restricted cash from continuing operations, beginning of period	429,114	760,312	1,190,105
Cash, cash equivalents and restricted cash from discontinued operations, beginning of period	—	85,698	349,871
Cash, cash equivalents and restricted cash at beginning of period	429,114	846,010	1,539,976
Cash, cash equivalents and restricted cash from continuing operations, end of period	573,233	429,114	760,312
Cash, cash equivalents and restricted cash from discontinued operations, end of period	—	—	85,698
Cash, cash equivalents and restricted cash at end of period	$573,233	$429,114	$846,010
Non-cash investing and financing activities:
Capital expenditures incurred but not yet paid	$49,834	$248,041	$206,462
Non-cash repayment of the Delayed Draw Term Loan Facility	$65,512	$—	$—
Non-cash forgiveness of Holoplot Loan	$9,626	$—	$—
Share-based compensation capitalized in property and equipment, net	$2,193	$3,642	$2,979
Investments and loans to nonconsolidated affiliates	$—	$113	$791

See accompanying notes to the consolidated financial statements.

SPHERE ENTERTAINMENT CO.
CONSOLIDATED STATEMENTS OF EQUITY
AND REDEEMABLE NONCONTROLLING INTERESTS
(in thousands)

	Common Stock Issued	Additional Paid-In Capital	Retained Earnings (Accumulated Deficit)	Accumulated Other Comprehensive Loss	Total Sphere Entertainment Co. Stockholders’ Equity	Nonredeemable Noncontrolling Interests	Total Equity	Redeemable Noncontrolling Interests
Balance as of June 30, 2021	$340	$2,294,775	$(96,341)	$(30,272)	$2,168,502	$11,904	$2,180,406	$137,834
Net (loss) income	—	—	(194,395)	—	(194,395)	(3,491)	(197,886)	7,739
Other comprehensive loss	—	—	—	(18,083)	(18,083)	—	(18,083)	—
Comprehensive (loss) income	—	—	—	—	(212,478)	(3,491)	(215,969)	7,739
Share-based compensation	—	77,772	—	—	77,772	—	77,772	—
Tax withholding associated with shares issued for share-based compensation	2	(16,660)	—	—	(16,658)	—	(16,658)	—
Accretion of put options	—	—	—	—	—	—	—	2,348
Redeemable noncontrolling interest adjustment to redemption fair value	—	(49,248)	—	—	(49,248)	—	(49,248)	50,636
Adjustment of redeemable noncontrolling interest to redemption value	—	(3,173)	—	—	(3,173)	—	(3,173)	(8,070)
Distribution to related parties associated with the settlement of certain share-based awards		(1,496)	—	—	(1,496)	—	(1,496)	(760)
Contributions from noncontrolling interest holders	—	—	—	—	—	6,400	6,400	—
Distributions to noncontrolling interest holders	—	—	—	—	—	(2,650)	(2,650)	(4,640)
Put option payments	—	—	—	—	—	—	—	(895)
Balance as of June 30, 2022	$342	$2,301,970	$(290,736)	$(48,355)	$1,963,221	$12,163	$1,975,384	$184,192

See accompanying notes to the consolidated financial statements.

SPHERE ENTERTAINMENT CO.
CONSOLIDATED STATEMENTS OF EQUITY
AND REDEEMABLE NONCONTROLLING INTERESTS
(in thousands)

	Common Stock Issued	Additional Paid-In Capital	Retained Earnings (Accumulated Deficit)	Accumulated Other Comprehensive Loss	Total Sphere Entertainment Co. Stockholders’ Equity	Nonredeemable Noncontrolling Interests	Total Equity	Redeemable Noncontrolling Interests
Balance as of June 30, 2022	$342	$2,301,970	$(290,736)	$(48,355)	$1,963,221	$12,163	$1,975,384	$184,192
Net income (loss)	—	—	502,772	—	502,772	(1,017)	501,755	3,925
Other comprehensive income	—	—	—	6,876	6,876	—	6,876	—
Comprehensive income (loss)	—	—	—	—	509,648	(1,017)	508,631	3,925
Redeemable noncontrolling interest adjustment to redemption fair value	—	126,375	—	—	126,375	—	126,375	(126,375)
Share-based compensation	—	64,406	—	—	64,406	—	64,406	—
Accretion of put options	—	(895)	—	—	(895)	—	(895)	2,786
Tax withholding associated with shares issued for share-based compensation	5	(16,625)	—	—	(16,620)	—	(16,620)	—
Distribution to related parties associated with the settlement of certain share-based awards	—	(1,736)	—	—	(1,736)	—	(1,736)	(652)
Contribution from noncontrolling interest holders	—	—	—	—	—	3,000	3,000	—
Distributions to noncontrolling interest holders	—	—	—	—	—	(1,881)	(1,881)	(3,141)
Disposition of TAO	—	4,859	—	2,824	7,683	(12,265)	(4,582)	(60,735)
Distribution of MSG Entertainment	—	(101,934)	—	33,717	(68,217)	—	(68,217)	—
Balance as of June 30, 2023	$347	$2,376,420	$212,036	$(4,938)	$2,583,865	$—	$2,583,865	$—

See accompanying notes to the consolidated financial statements.

SPHERE ENTERTAINMENT CO.
CONSOLIDATED STATEMENTS OF EQUITY
AND REDEEMABLE NONCONTROLLING INTERESTS
(in thousands)

	Common Stock Issued	Additional Paid-In Capital	Retained Earnings	Accumulated Other Comprehensive Loss	Total Equity
Balance as of June 30, 2023	$347	$2,376,420	$212,036	$(4,938)	$2,583,865
Net loss	—	—	(200,649)	—	(200,649)
Other comprehensive loss	—	—	—	(1,629)	(1,629)
Comprehensive loss	—	—	—	(1,629)	(202,278)
Share-based compensation	—	50,203	—	—	50,203
Tax withholding associated with shares issued for share-based compensation	6	(16,549)	—	—	(16,543)
Purchase of capped call related to 3.50% Convertible Senior Notes due 2028	—	(14,309)	—	—	(14,309)
Distribution of MSG Entertainment	—	5,787	—	—	5,787
Exercise of stock options	1	8,826	—	—	8,827
Balance as of June 30, 2024	$354	$2,410,378	$11,387	$(6,567)	$2,415,552

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
Sphere: This segment reflects SphereTM, a next-generation entertainment medium powered by cutting-edge technologies to create multi-sensory experiences at an unparalleled scale. The Company’s first Sphere opened in Las Vegas on September 29, 2023. The venue can accommodate up to 20,000 guests and can host a wide variety of events year-round, including The Sphere ExperienceTM, which features original immersive productions, as well as concerts and residencies from renowned artists, and marquee sports and corporate events. Production efforts are supported by Sphere StudiosTM, an immersive content studio dedicated to creating multi-sensory live entertainment experiences exclusively for Sphere. Sphere Studios is home to a team of creative, production, technology and software experts who provide full in-house creative and production services. The studio campus in Burbank includes a 68,000-square-foot development facility, as well as Big Dome, a 28,000-square-foot, 100-foot high custom dome, with a quarter-sized version of the interior display plane at Sphere in Las Vegas, that serves as a specialized screening, production facility, and lab for content at Sphere. The entire exterior surface of Sphere, referred to as the ExosphereTM, is covered with nearly 580,000 square feet of fully programmable LED paneling, creating the largest LED screen in the world — and an impactful display for artists, brands and partners.
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
The Company (formerly Madison Square Garden Entertainment Corp.) was incorporated on November 21, 2019 as a direct, wholly-owned subsidiary of MSG Sports. On April 17, 2020, MSG Sports distributed all outstanding common stock of the Company to MSG Sports’ stockholders (the “2020 Entertainment Distribution”).
MSG Entertainment Distribution
On April 20, 2023 (the “MSGE Distribution Date”), the Company distributed approximately 67% of the outstanding common stock of Madison Square Garden Entertainment Corp (“MSG Entertainment”) to its stockholders (the “MSGE Distribution”), with the Company retaining approximately 33% of the outstanding common stock of MSG Entertainment (in the form of MSG Entertainment Class A common stock) immediately following the MSGE Distribution (the “MSGE Retained Interest”). Following the MSGE Distribution Date, the Company retained the Sphere and MSG Networks businesses and MSG Entertainment now owns the traditional live entertainment business previously owned and operated by the Company through its Entertainment business segment, excluding the Sphere business. In the MSGE Distribution, stockholders of the Company received (a) one share of MSG Entertainment’s Class A common stock, par value $0.01 per share, for every share of the Company’s Class A common stock, par value $0.01 per share (“Class A Common Stock”), held of record as of the close of business, New York City time, on April 14, 2023 (the “Record Date”), and (b) one share of MSG Entertainment’s Class B common stock, par value $0.01 per share, for every share of the Company’s Class B common stock, par value $0.01 per share (“Class B Common Stock”), held of record as of the close of business, New York City time, on the Record Date.
As of April 20, 2023, the MSG Entertainment business met the criteria for discontinued operations. See Note 3. Discontinued Operations, for more information about the MSGE Distribution.
As of June 30, 2024, following the sales of portions of the MSGE Retained Interest and the repayment of the delayed draw term loan with MSG Entertainment using a portion of the MSGE Retained Interest, the Company no longer holds any of the outstanding common stock of MSG Entertainment. See Note 7. Investments and Note 13. Credit Facilities and Convertible Notes for more information about the MSGE Retained Interest.

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
Since March 31, 2023, the Tao Group Hospitality segment met the criteria for discontinued operations and was classified as a discontinued operation. See Note 3 Discontinued Operations for more information about the Tao Group Hospitality Disposition.
Basis of Presentation
The Company has historically reported on a fiscal year basis ending on June 30th. In these consolidated financial statements, the fiscal years ended June 30, 2024, 2023 and 2022 are referred to as “Fiscal Year 2024,” “Fiscal Year 2023,” and “Fiscal Year 2022,” respectively. On June 26, 2024, the Board of Directors approved a change in the Company’s fiscal year-end from June 30 to December 31, effective December 31, 2024. The Company plans to report its financial results for the six-month transition period of July 1, 2024 through December 31, 2024 on an Annual Report on Form 10-K/T and to thereafter file reports for the twelve-month period ending December 31 of each year, beginning with the twelve-month period ending December 31, 2025. Prior to filing the transition report, the Company will file its Quarterly Report on Form 10-Q for the quarter ending September 30, 2024.
The Company has presented both the MSG Entertainment business and Tao Group Hospitality as discontinued operations for all periods presented. See Note 3. Discontinued Operations for more information about the MSGE Distribution and Tao Group Hospitality Disposition.
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
Prior to their disposition, Tao Group Hospitality and BCE were consolidated with the equity owned by other stockholders shown as redeemable or nonredeemable noncontrolling interests of discontinued operations in the accompanying consolidated balance sheets, and the other stockholders’ portion of net earnings (loss) and other comprehensive income (loss) shown as net income (loss) or comprehensive income (loss) attributable to redeemable or nonredeemable noncontrolling interests from discontinued operations in the accompanying consolidated statements of operations and consolidated statements of comprehensive income (loss), respectively.
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

SPHERE ENTERTAINMENT CO.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Continued)
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
Arrangements with Multiple Performance Obligations
The Company may enter into arrangements with multiple performance obligations, such as multi-year sponsorship agreements which may derive revenues for the Company as well as MSG Entertainment and MSG Sports within a single arrangement. The Company may also derive revenue from similar types of arrangements which are entered into by MSG Entertainment or MSG Sports. Payment terms for such arrangements can vary by contract, but payments are generally due in installments throughout the contractual term. The performance obligations included in each sponsorship agreement vary and may include advertising and other benefits such as, but not limited to, signage at Sphere, advertising on the Exosphere, digital advertising, or event or property-specific advertising, as well as non-advertising benefits such as suite licenses and event tickets. To the extent the Company’s multi-year arrangements provide for performance obligations that are consistent over the multi-year contractual term, such performance obligations generally meet the definition of a series as provided for under the accounting guidance. If performance obligations are concluded to meet the definition of

SPHERE ENTERTAINMENT CO.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Continued)
a series, the contractual fees for all years during the contract term are aggregated and the related revenue is recognized proportionately as the underlying performance obligations are satisfied.
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
F. Production Costs for the Company’s Original Immersive Productions
The Company defers certain costs during the production phase of its original immersive productions for Sphere that are directly related to production activities. Such costs include, but are not limited to, fees paid to writers, directors and producers as well as video and music production costs and production-specific overhead. For purposes of evaluating the recognition of amortization and any potential impairment, deferred immersive production costs are classified based on their predominant monetization strategy. The determination of the predominant monetization strategy is made at the commencement of production and is based on the means by which the Company expects to derive third-party revenues from use of the content.

SPHERE ENTERTAINMENT CO.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Continued)
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
Deferred immersive production costs are amortized beginning in the month the production debuts, in the same ratio that current period actual revenue bears to estimated remaining unrecognized ultimate revenue as of the beginning of the current fiscal year. Estimates of ultimate revenues are prepared on an individual production basis and are reviewed regularly by management and revised where necessary to reflect the most current information. Ultimate revenues reflect management’s estimates of future revenue over a period not to exceed ten years following the premiere of the production. Deferred immersive production costs are subject to recoverability assessments whenever there is an indication of potential impairment.
As of June 30, 2024 and 2023, the Company recorded $93,081 and $61,421, respectively, in Other non-current assets in the accompanying consolidated balance sheets related to these production costs.
G. Advertising Expenses
Advertising costs are typically charged to expense when incurred. Total advertising costs expensed were $25,295, $16,977 and $22,880 for Fiscal Years 2024, 2023 and 2022, respectively.
H. Nonmonetary Transactions
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
I. Income Taxes
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
J. Share-based Compensation
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
K. Earnings (Loss) Per Common Share
Basic earnings per share (“EPS”) attributable to the Company’s common stockholders is based upon net income (loss) attributable to the Company’s common stockholders divided by the weighted-average number of common shares outstanding during the period. Diluted EPS reflects the effect of the assumed vesting of restricted stock units and exercise of stock options only in the periods in which such effect would have been dilutive through the application of the treasury stock method. For the periods when a net loss is reported, the computation of diluted EPS equals the basic EPS calculation since common stock equivalents would be antidilutive due

SPHERE ENTERTAINMENT CO.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Continued)
to losses from continuing operations. Holders of Class A common stock and Class B common stock are entitled to receive dividends equally on a per-share basis if and when such dividends are declared. As the holders of Class A and Class B common stock are entitled to identical dividend and liquidation rights, the undistributed earnings are allocated on a proportionate basis to each class of common stock and the resulting basic and diluted net earnings (loss) per share attributable to common stockholders are, therefore, the same for both Class A and Class B common stock on both an individual and combined basis.
L. Cash and Cash Equivalents
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
M. Restricted Cash
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
N. Short-Term Investments
Short-term investments included investments that (i) had original maturities of greater than three months and (ii) the Company had the ability to convert into cash within one year.
O. Accounts Receivable
Accounts receivable is recorded at net realizable value. The Company maintains an allowance for credit losses to reserve for potentially uncollectible receivables. The allowance for credit losses is estimated based on the Company’s consideration of credit risk and analysis of receivables aging, specific identification of certain receivables that are at risk of not being paid, past collection experience and other factors. The Company recognized an allowance of $10 and $171 as of June 30, 2024 and 2023, respectively.
P. Investments
The Company’s investments are primarily accounted for using the equity method of accounting and are carried at cost, plus or minus the Company’s share of net earnings or losses of the investment, subject to certain other adjustments. The cost of equity method investments includes transaction costs of the acquisition. As required by GAAP, to the extent that there is a basis difference between the cost and the underlying equity in the net assets of an equity investment, the Company allocates such differences between tangible and intangible assets. The Company’s share of net earnings or losses of the investment, inclusive of amortization expense for intangible assets associated with the investment, is reflected in Other income (expense), net within the Company’s consolidated statements of operations. Dividends received from the investee reduce the carrying amount of the investment. Due to the timing of receiving financial information from certain of its nonconsolidated affiliates, the Company records its share of net earnings or losses of such affiliates on a three-month lag basis, with the exception of the amortization expense of intangible assets which are recorded currently.
The Company elected the fair value option in accounting for the MSGE Retained Interest and as such, did not report the impact to the consolidated statements of operations on a lag for this investment. Initial recognition of this asset required measurement of an unrealized gain or loss when comparing the book value of the investment to fair value. As a result, the Company initially and subsequently measured and recorded changes in the fair value of the MSGE Retained Interest based upon the quoted market price of the MSGE stock on the New York Stock Exchange on a periodic basis within Other income (expense), net in the accompanying consolidated statements of operations. The Company sold the entirety of the MSGE Retained Interest as of September 30, 2023, and as a result, no longer holds any of the outstanding common stock of MSG Entertainment.
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

SPHERE ENTERTAINMENT CO.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Continued)
Impairment of Investments
The Company reviews its investments periodically to determine whether a decline in fair value below the cost basis is other-than-temporary. The primary factors the Company considers in its determination are the length of time that the fair value of the investment is below the Company’s carrying value; future prospects of the investee; and the Company’s intent and ability to hold the security for a period of time sufficient to allow for any anticipated recovery in fair value. In addition, the Company considers other factors such as general market conditions, industry conditions, and analysts’ ratings. If the decline in fair value is deemed to be other-than-temporary, the cost basis of the investment is written down to fair value and the loss is realized as a component of net income.
Q. Property and Equipment and Other Long-Lived Assets
Property and equipment and other long-lived assets, including amortizable intangible assets, are stated at cost or acquisition date fair value, if acquired. Expenditures for new facilities or equipment, and expenditures that extend the useful lives of existing facilities or equipment, are capitalized and recorded at cost. The useful lives of the Company’s long-lived assets are based on estimates of the period over which the Company expects the assets to be of economic benefit to the Company. In estimating the useful lives, the Company considers factors such as, but not limited to, risk of obsolescence, anticipated use, plans of the Company, and applicable laws and permit requirements. Depreciation starts on the date when the asset is available for its intended use. Construction in progress assets are not depreciated until available for their intended use. Costs of maintenance and repairs are expensed as incurred.
The major categories of property and equipment are depreciated on a straight-line basis using the estimated lives indicated below:

Estimated Useful Lives
Buildings	Up to 40 years
Equipment	1 year to 30 years
Furniture and fixtures	1 year to 10 years
Leasehold improvements	Shorter of term of lease or useful life of improvement
Intangible assets with finite lives are amortized principally using the straight-line method over the following estimated useful lives:

Estimated Useful Lives
Affiliate relationships	24 years
Technology	5 years
Trade name	5 years
R. Goodwill
See above (B. Business Combinations and Noncontrolling Interests) for the Company’s accounting policy on how goodwill is measured at an acquisition date. Goodwill is not amortized.
S. Impairment of Long-Lived Assets
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

SPHERE ENTERTAINMENT CO.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Continued)
For other long-lived assets, including property and equipment, right-of-use lease assets and intangible assets that are amortized, the Company evaluates assets for recoverability when there is an indication of potential impairment. If the undiscounted cash flows from a group of assets being evaluated are less than the carrying value of that group of assets, the fair value of the asset group is determined and the carrying value of the asset group is written down to fair value. The Company generally determines the fair value of a finite-lived intangible asset using an income approach, such as the discounted cash flow method.
See Note 8. Property and Equipment, Net and Note 11. Goodwill and Intangible Assets for further discussion.
T. Leases
The Company’s leases primarily consist of a ground lease for the land on which the Sphere in Las Vegas has been constructed, corporate office space, storage, and office and other equipment. The Company determines whether an arrangement contains a lease at the inception of the arrangement. If a lease is determined to exist, the lease term is assessed based on the date when the underlying asset is made available by the lessor for the Company’s use. The Company’s assessment of the lease term reflects the non-cancellable term of the lease, inclusive of any rent-free periods and/or periods covered by early-termination options which the Company is reasonably certain not to exercise, as well as periods covered by renewal options which the Company is reasonably certain to exercise. The Company’s lease agreements do not contain material residual value guarantees or material restrictive covenants.
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
U. Interest Capitalization
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
V. Contingencies
Liabilities for loss contingencies arising from claims, assessments, litigation, fines and penalties and other sources are recorded when it is probable that a liability has been incurred and the amount of the assessment can be reasonably estimated.

SPHERE ENTERTAINMENT CO.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Continued)
W. Contingent Consideration
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
X. Defined Benefit Pension Plans and Other Postretirement Benefit Plan
Prior to the MSGE Distribution, the Company sponsored certain employee benefit pension plans and postretirement plans. On the MSGE Distribution Date, the sponsorship of certain of these plans were transferred to MSG Entertainment. The Company accounts for the transferred defined benefit pension plans under the guidance of ASC Topic 715, Compensation — Retirement Benefits. Accordingly, for the defined benefit pension plan liabilities prior to the MSGE Distribution Date, the consolidated financial statements reflected the full impact of such transferred plans on both the consolidated statements of operations and consolidated balance sheets (presented within discontinued operations) and the Company recorded an asset or liability of discontinued operations to recognize the funded status of the defined benefit pension plans (other than multiemployer plans), as well as a liability of discontinued operations only for any required contributions to the defined benefit pension plans that were accrued and unpaid at the balance sheet date. The related pension expenses attributed to the Company were based primarily on pension-eligible compensation of active participants.
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
See Note 14. Pension Plans and Other Postretirement Benefit Plan for further discussion.
Y. Fair Value Measurements
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
Z. Foreign Currency Translations
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

SPHERE ENTERTAINMENT CO.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Continued)
Foreign currency translation gains and losses are included as a component of accumulated other comprehensive income (loss) as changes in cumulative translation adjustments in the accompanying consolidated balance sheets.
AA. Concentrations of Risk
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
BB. Liquidity and Going Concern
As of the date the accompanying consolidated financial statements were issued (the “issuance date”), management evaluated the presence of the following conditions and events at the Company in accordance with Accounting Standards Update (“ASU”) No. 2014-15, Disclosure of Uncertainties about an Entity’s Ability to Continue as a Going Concern (Subtopic 205-40):
As of June 30, 2024, the Company’s unrestricted cash and cash equivalents balance was $559,757, as compared to $680,575 as of March 31, 2024. Included in unrestricted cash and cash equivalents as of June 30, 2024 was (1) $72,619 in advance cash proceeds primarily from ticket sales, a majority of which the Company expects to pay to artists and promoters, and (2) $117,807 of cash and cash equivalents at MSG Networks, which is not available for distribution to the Company in order to maintain compliance with the covenants under the MSG Networks Credit Facilities (as defined below) (which, for the avoidance of doubt, remain available to be used in connection with the work-out of such facilities as discussed below). In addition, as of June 30, 2024, the Company had $417,087 of accounts payable, accrued and other current liabilities, including $156,234 of capital expenditure accruals primarily related to Sphere construction (a significant portion of which is in dispute and which the Company does not expect to pay).
Our primary sources of liquidity are cash and cash equivalents and cash flows from the operations of our businesses. The Company’s uses of cash over the next 12 months beyond the issuance date and thereafter are expected to be substantial and include working capital-related items (including funding our operations), capital spending (including the creation of additional original content for Sphere), required debt service payments, payments we expect MSG Networks to make in connection with the work-out of its indebtedness, and investments and related loans and advances that we may fund from time to time. We may also use cash to repurchase our common stock. Our decisions as to the use of our available liquidity will be based upon the ongoing review of the funding needs of our businesses, the optimal allocation of cash resources, and the timing of cash flow generation. To the extent that we desire to access alternative sources of funding through the capital and credit markets, market conditions could adversely impact our ability to do so at that time.
Our ability to have sufficient liquidity to fund our operations and refinance our indebtedness is dependent on the ability of Sphere to generate significant positive cash flow. Although Sphere has been embraced by guests, artists, promoters, advertisers and marketing partners, and we anticipate that Sphere will generate substantial revenue and adjusted operating income on an annual basis over time, there can be no assurance that guests, artists, promoters, advertisers and marketing partners will continue to embrace this new platform. Original immersive productions, such as Postcard From Earth, have not been previously pursued on the scale of Sphere, which increases the uncertainty of our operating expectations. To the extent that our efforts do not result in viable shows, or to the extent that any such productions do not achieve expected levels of popularity among audiences, we may not generate the cash flows from operations necessary to fund our operations. To the extent we do not realize expected cash flows from operations from Sphere, we would have to take several actions to improve our financial flexibility and preserve liquidity, including significant reductions in both labor and non-labor expenses as well as reductions and/or deferrals in capital spending. Therefore, while we currently believe we will have sufficient liquidity from cash and cash equivalents and cash flows from operations (including expected cash flows from operations from Sphere) to fund our operations and, at a minimum, make a required quarterly amortization payment of $20,625 on the MSG Networks Credit Facilities, as described below, no assurance can be provided that our liquidity will be sufficient in the event any of the preceding uncertainties facing Sphere are realized over the next 12 months beyond the issuance date.
The principal balance of the Company’s total debt outstanding as of June 30, 2024 was $1,383,500, including $849,750 of debt under the MSG Networks Credit Facilities which is classified as short-term on the consolidated balance sheets. Prior to maturity of the MSG Networks Credit Facilities in October 2024, MSG Networks expects to make a $20,625 required quarterly amortization payment on the MSG Networks Credit Facilities. The remaining outstanding borrowings under the MSG Networks Credit Facilities of $829,125 are scheduled to mature in October 2024, which is within one year of the issuance date. However, MSG Networks will be unable to generate sufficient operating cash flows prior to the maturity to settle the remaining outstanding borrowings under the MSG Networks Credit Facilities when they become due absent action taken by management to refinance the outstanding borrowings.

SPHERE ENTERTAINMENT CO.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Continued)
As of the issuance date, MSG Networks has not been able to finalize refinancing the MSG Networks Credit Facilities with its existing syndicate of lenders. Consequently, MSG Networks has decided to pursue a work-out of the MSG Networks Credit Facilities with its existing syndicate of lenders. The Company has been advised that a cash equity contribution from Sphere Entertainment Group, LLC (“Sphere Entertainment Group”) to MSG Networks will be required in connection with a work-out. If a contribution is made, it is not expected to adversely impact Sphere Entertainment Co.’s ability to fund its operations.
As disclosed in Note 13. Credit Facilities and Convertible Notes, all of the outstanding borrowings under the MSG Networks Credit Facilities are guaranteed by the MSGN Guarantors (as defined under Note 13. Credit Facilities and Convertible Notes) and secured by the MSGN Collateral (as defined under Note 13. Credit Facilities and Convertible Notes). In the event MSG Networks is unable to successfully refinance the MSG Networks Credit Facilities through a work-out or otherwise, the lenders could exercise their remedies under the MSG Networks Credit Facilities, which would include, but not be limited to, declaring an event of default and foreclosing on the MSGN Collateral. MSG Networks and its subsidiaries could also seek bankruptcy protection prior to the lenders exercising their rights under the MSG Networks Credit Facilities. However, as of the issuance date, MSG Networks and its subsidiaries do not intend to seek such bankruptcy protection. Sphere Entertainment Co., Sphere Entertainment Group and the subsidiaries of Sphere Entertainment Group (collectively, the “Non-Credit Parties”) are not legally obligated to fund the outstanding borrowings under the MSG Networks Credit Facilities, nor are the assets of the Non-Credit Parties pledged as security under the MSG Networks Credit Facilities. In the event of an exercise of post-default rights and remedies, the Company believes the lenders would have no remedies or recourse against the Non-Credit Parties pursuant to the terms of the MSG Networks Credit Facilities. While this condition raises substantial doubt about the Company’s ability to continue as a going concern, for the reasons stated above, we have concluded this condition has been effectively alleviated as of the issuance date by the lenders’ right to foreclose only on the MSGN Collateral.
CC. Recently Issued and Adopted Accounting Pronouncements
Recently Issued Accounting Pronouncements
In November 2023, the Financial Accounting Standards Board (the “FASB”) issued ASU No. 2023-07, Improvement to Reportable Segment Disclosures. This ASU aims to improve segment disclosures through enhanced disclosures about significant segment expenses. The standard requires disclosure of significant expense categories and amounts for such expenses, including those segment expenses that are regularly provided to the chief operating decision maker, easily computable from information that is regularly provided, or significant expenses that are expressed in a form other than actual amounts. With the upcoming change in the Company’s fiscal year end, this standard will be effective for the six month period ending December 31, 2024 and is required to be applied retrospectively to all prior periods presented in the financial statements. The Company is currently evaluating the impact of the additional disclosure requirements on the Company’s consolidated financial statements.
In December 2023, the FASB issued ASU 2023-09, Improvements to Income Tax Disclosures, a final standard on improvements to income tax disclosures which applies to all entities subject to income taxes. The standard requires disaggregated information about a reporting entity’s effective tax rate reconciliation as well as information on income taxes paid. The standard is intended to benefit investors by providing more detailed income tax disclosures that would be helpful to understand an entity’s exposure to potential changes in jurisdictional tax legislation and the ensuing risks and opportunities, assess income tax information that affects cash flow forecasts and capital allocation decisions, and identify potential opportunities to increase future cash flows. With the upcoming change in the Company’s fiscal year end, this standard will be effective for the Company for the annual period beginning January 1, 2025 and should be applied prospectively. The Company is currently evaluating the impact of the additional disclosure requirements on the Company’s consolidated financial statements.
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
Tao Group Hospitality
On May 3, 2023, the Company completed the Tao Group Hospitality Disposition. The Company analyzed the quantitative and qualitative factors relevant to the Tao Group Hospitality Disposition and determined that the criteria to classify the assets and liabilities of Tao Group Hospitality as held for sale, along with the related operations as a discontinued operation, had been satisfied as of the third quarter of Fiscal Year 2023. As such, the historical financial results of the Tao Group Hospitality segment have been reflected in the accompanying consolidated financial statements as discontinued operations for all periods presented. In connection with the Tao Group Hospitality Disposition, the Company recognized a loss, net of taxes, of $23,984 as a result of a change in estimate and a gain of $212,857, net of taxes of $1,020, for Fiscal Years 2024 and 2023, respectively, which are presented as income from discontinued operations.

The tables below sets forth, for the periods presented, the operating results of the disposal groups. Amounts presented below differ from historically reported results for the MSG Entertainment and Tao Group Hospitality business segments in order to reflect discontinued operations presentation.

	Year Ended June 30, 2023
	MSG Entertainment	Tao Group Hospitality	Eliminations (a)	Total
Revenues	$731,299	$447,929	$(1,761)	$1,177,467
Direct operating expenses	(421,440)	(263,200)	1,371	(683,269)
Selling, general, and administrative expenses	(119,032)	(151,271)	(195)	(270,498)
Depreciation and amortization	(49,423)	(23,236)	—	(72,659)
Impairment and other gains, net	4,361	473	—	4,834
Restructuring charges	(7,435)	—	—	(7,435)
Operating income	138,330	10,695	(585)	148,440
Interest income	2,880	149	—	3,029
Interest expense	(1,031)	(2,551)	—	(3,582)
Other income, net	11,456	665	—	12,121
Income from discontinued operations before income taxes	151,635	8,958	(585)	160,008
Income tax expense	(5,517)	(33,695)	—	(39,212)
Income (loss) from discontinued operations, net of taxes	146,118	(24,737)	(585)	120,796
Gain on disposal before income taxes	—	213,877	—	213,877
Income tax expense	—	(1,020)	—	(1,020)
Gain on disposal, net of taxes	—	212,857	—	212,857
Net income from discontinued operations	146,118	188,120	(585)	333,653
Less: Net income attributable to redeemable noncontrolling interests	—	3,925	—	3,925
Less: Net loss attributable to nonredeemable noncontrolling interests	(553)	(464)	—	(1,017)
Net income from discontinued operations attributable to Sphere Entertainment Co.’s stockholders	$146,671	$184,659	$(585)	$330,745

SPHERE ENTERTAINMENT CO.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Continued)

	Year Ended June 30, 2022
	MSG Entertainment	Tao Group Hospitality	Eliminations (a)	Total
Revenues	$632,612	$484,649	$(2,698)	$1,114,563
Direct operating expenses	(417,108)	(270,728)	2,077	(685,759)
Selling, general, and administrative expenses	(110,288)	(154,923)	—	(265,211)
Depreciation and amortization	(69,564)	(32,503)	—	(102,067)
Impairment and other gains, net	—	2,800	—	2,800
Restructuring charges	(1,286)	—	—	(1,286)
Operating income	34,366	29,295	(621)	63,040
Interest income	612	23	—	635
Interest expense	(25,453)	(1,702)	—	(27,155)
Other expense, net	(84,690)	(82)	—	(84,772)
(Loss) income from operations before income taxes	(75,165)	27,534	(621)	(48,252)
Income tax benefit (expense)	14,069	(18,114)	—	(4,045)
Net (loss) income	(61,096)	9,420	(621)	(52,297)
Less: Net income attributable to redeemable noncontrolling interests	—	7,739	—	7,739
Less: Net loss attributable to nonredeemable noncontrolling interests	(2,864)	(627)	—	(3,491)
Net (loss) income from discontinued operations attributable to Sphere Entertainment Co.’s stockholders	$(58,232)	$2,308	$(621)	$(56,545)
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
As permitted under ASC Subtopic 205-20-50-5b(2), the Company has elected not to adjust the consolidated statements of cash flows for the years ended June 30, 2024, 2023 and 2022 to exclude cash flows attributable to discontinued operations. The table below sets forth, for the periods presented, significant selected financial information related to discontinued activities included in the accompanying consolidated financial statements:

	2023		2022
	MSG Entertainment	Tao Group Hospitality (a)	MSG Entertainment	Tao Group Hospitality
Non-cash items included in net income (loss):
Depreciation and amortization	$49,423	$23,236	$69,564	$32,503
Impairments and other gains, net	(4,361)	(214,350)	—	(2,800)
Share-based compensation expense	4,710	7,224	8,480	7,647

Cash flow from investing activities:
Capital expenditures, net	12,832	17,488	15,797	23,309

Non-cash investing activities:
Capital expenditures incurred but not yet paid	780	817	1,585	119
Investments and loans to nonconsolidated affiliates	—	113	—	791
_________________
(a)    Impairments and other gains, net is inclusive of gain on Tao Disposition.

SPHERE ENTERTAINMENT CO.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Continued)
Note 4. Revenue Recognition
For Fiscal Years 2024, 2023 and 2022, all revenue recognized in the consolidated statements of operations is considered to be revenue from contracts with customers in accordance with ASC Topic 606 — Revenue From Contracts with Customers, except for revenues from sublease arrangements as disclosed below. In Fiscal Years 2024, 2023, 2022, the Company did not have any material provisions for credit losses on receivables or contract assets arising from contracts with customers.
Sphere Segment
The Sphere segment earns revenue primarily from ticket sales to our audiences for The Sphere Experience, license fees for our venue paid by third-party promoters or licensees in connection with events that we do not produce or promote/co-promote, sponsorships and signage, advertising on the Exosphere, suite license fees at Sphere, facility and ticketing fees, concessions, and the sale of merchandise.
MSG Networks Segment
The MSG Networks segment generates revenues principally from distribution fees, as well as from the sale of advertising. Distribution revenue includes both affiliation fee revenue earned from fees charged to cable, satellite, fiber-optic and other platforms (“Distributors”) for the right to carry the Company’s networks as well as revenue earned from subscriptions and single game purchases on MSG+, the Company’s DTC and authenticated streaming product. Advertising revenue is largely derived from the sale of inventory in MSG Networks’ live professional sports programming, and as such, a significant share of this revenue has historically been earned in the second and third fiscal quarters. The performance obligation under affiliation agreements with Distributors is satisfied as MSG Networks provides its programming over the term of the agreement. Media related revenue as presented below includes both distribution revenue earned from Distributors for the right to carry the Company’s networks as well as revenue earned from subscriptions and single game purchases on MSG+.
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
Disaggregation of Revenue
The following tables disaggregate the Company’s revenue by major source and reportable segment based upon the timing of transfer of goods or services to the customer for Fiscal Years 2024, 2023 and 2022:

	Year Ended June 30, 2024
	Sphere	MSG Networks	Total
Event-related (a)	$420,327	$—	$420,327
Sponsorship, signage, Exosphere advertising, and suite licenses (b)	68,876	2,178	71,054
Media related, primarily from affiliation agreements (b)	—	521,611	521,611
Other	4,928	5,941	10,869
Total revenues from contracts with customers	$494,131	$529,730	$1,023,861
Revenues from subleases	3,028	—	3,028
Total revenues	$497,159	$529,730	$1,026,889

SPHERE ENTERTAINMENT CO.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Continued)

	Year Ended June 30, 2023
	Sphere	MSG Networks	Total
Sponsorship, signage, Exosphere advertising, and suite licenses (b)	$—	$6,990	$6,990
Media related, primarily from affiliation agreements (b)	—	558,362	558,362
Other	—	5,869	5,869
Total revenues from contracts with customers	$—	$571,221	$571,221
Revenues from subleases	2,610	—	2,610
Total revenues	$2,610	$571,221	$573,831

	Year Ended June 30, 2022
	Sphere	MSG Networks	Total
Sponsorship, signage, Exosphere advertising, and suite licenses (b)	$—	$6,470	$6,470
Media related, primarily from affiliation agreements (b)	—	596,032	596,032
Other	—	5,653	5,653
Total revenues from contracts with customers	$—	$608,155	$608,155
Revenues from subleases	1,900	—	1,900
Total revenues	$1,900	$608,155	$610,055
_________________
(a)     Event-related revenues consists of (i) ticket sales and other revenue directly related to the exhibition of the Sphere Experience, (ii) ticket sales and other ticket-related revenues to other events at our venue, (iii) venue license fees from third-party promoters, and (iv) food, beverage and merchandise sales. Event-related revenues are recognized at a point in time. As such, these revenues have been included in the same category in the table above.
(b)     See Note 2. Summary of Significant Accounting Policies, Revenue Recognition, for further details on the pattern of recognition of sponsorship signage, Exosphere advertising, suite licenses, and media related revenue.
In addition to the disaggregation of the Company’s revenue by major source based upon the timing of transfer of goods or services to the customer disclosed above, the following tables disaggregate the Company’s consolidated revenues by type of goods or services in accordance with the required entity-wide disclosure requirements of ASC Subtopic 280-10-50-38 to 40 and the disaggregation of revenue required disclosures in accordance with ASC Subtopic 606-10-50-5 for Fiscal Years 2024, 2023 and 2022.

	Year Ended June 30, 2024
	Sphere	MSG Networks	Total
Ticketing and venue license fee revenues (a)	$340,256	$—	$340,256
Sponsorship, signage, Exosphere advertising, and suite revenues	87,173	—	87,173
Food, beverage and merchandise revenues	66,702	—	66,702
Media networks revenues (b)	—	529,730	529,730
Total revenues from contracts with customers	$494,131	$529,730	$1,023,861
Revenues from subleases	3,028	—	3,028
Total revenues	$497,159	$529,730	$1,026,889

	Year Ended June 30, 2023
	Sphere	MSG Networks	Total
Media networks revenues (b)	$—	$571,221	$571,221
Revenues from subleases	2,610	—	2,610
Total revenues	$2,610	$571,221	$573,831

SPHERE ENTERTAINMENT CO.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Continued)

	Year Ended June 30, 2022
	Sphere	MSG Networks	Total
Media networks revenues (b)	$—	$608,155	$608,155
Revenues from subleases	1,900	—	1,900
Total revenues	$1,900	$608,155	$610,055
_________________
(a)    Amounts include ticket sales, other ticket-related revenue, and venue license fees from the Company’s events such as (i) concerts, (ii) The Sphere Experience and (iii) other live entertainment and sporting events.
(b)    Primarily consists of affiliation fees from Distributors (as defined above) and, to a lesser extent, advertising revenues through the sale of commercial time and other advertising inventory during MSG Networks programming.
Contract Balances
The following table provides information about contract balances from the Company’s contracts with customers as of June 30, 2024, 2023 and 2022.

	As of June 30,
	2024	2023	2022
Receivables from contracts with customers, net (a)	$228,230	$115,039	$124,319
Contract assets, current (b)	1,500	314	—
Contract assets, non-current (b)	907	—	756
Deferred revenue, including non-current portion (c)	97,151	27,397	4,413
_________________
(a)    As of June 30, 2024, 2023 and 2022 the Company’s receivables from contracts with customers above included $0, $2,730, and $992, respectively, related to various related parties. See Note 18. Related Party Transactions for further details on these related party arrangements.
(b)    Contract assets current, which are reported as Prepaid expenses and other current assets in the Company’s consolidated balance sheets, primarily relate to the Company’s rights to consideration for goods or services transferred to customers, for which the Company does not have an unconditional right to bill as of the reporting date. Contract assets are transferred to accounts receivable once the Company’s right to consideration becomes unconditional.
(c)    Revenue recognized for Fiscal Year 2024 relating to the deferred revenue balance as of June 30, 2023 was $21,946.
Transaction Price Allocated to the Remaining Performance Obligations
The following table depicts the estimated revenue expected to be recognized in the future related to performance obligations that are unsatisfied (or partially unsatisfied) as of June 30, 2024. This primarily relates to performance obligations under sponsorship agreements that have original expected durations longer than one year and for which the respective consideration is not variable. In developing the estimated revenue, the Company applies the allowable practical expedient and does not disclose information about remaining performance obligations that have original expected durations of one year or less.

As of June 30, 2024
Fiscal year ending June 30, 2025	$56,548
Fiscal year ending June 30, 2026	37,016
Fiscal year ending June 30, 2027	16,244
Fiscal year ending June 30, 2028	4,696
Fiscal year ending June 30, 2029	683
$115,187
Note 5. Restructuring Charges
During Fiscal Year 2024, the Company incurred costs for termination benefits for certain executives and employees in the Sphere segment. As a result, the Company recognized restructuring charges of $9,486, inclusive of $1,166 of share-based compensation expenses, which were recorded in Accounts payable, accrued and other current liabilities and Additional paid-in capital on the consolidated balance sheets.
During Fiscal Years 2023 and 2022, the Company incurred costs of $27,924, inclusive of $8,118 of share-based compensation expenses, and $13,404, inclusive of 4,254 of share-base compensation expenses, respectively, as a result of the Company’s cost reduction program implemented, which were recorded in Accounts payable, accrued and other current liabilities and Additional paid-in capital on the consolidated balance sheets.

SPHERE ENTERTAINMENT CO.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Continued)
Changes to the Company’s restructuring liability through June 30, 2024 were as follows:

Restructuring Liability
June 30, 2023	$8,891
Restructuring charges (excluding share-based compensation expense)	8,320
Payments	(16,740)
June 30, 2024	$471
Note 6. Computation of (loss) earnings per-share
The following table presents a reconciliation of weighted-average shares used in the calculations of basic and diluted (loss) earnings per common share attributable to Sphere Entertainment Co.’s stockholders.

	Years Ended June 30,
	2024	2023	2022
Net (loss) income available to Sphere Entertainment Co.’s stockholders (numerator):
(Loss) income from continuing operations	$(224,633)	$172,027	$(137,850)

Income (loss) from discontinued operations, net of taxes	$23,984	$333,653	$(52,297)
Less: Net income attributable to redeemable noncontrolling interests from discontinued operations	—	3,925	7,739
Less: Net loss attributable to nonredeemable noncontrolling interests from discontinued operations	—	(1,017)	(3,491)
Net (loss) income attributable to discontinued operations per statement of operations	23,984	330,745	(56,545)
Adjustment of redeemable noncontrolling interest to redemption value from discontinued operations	—	—	(3,173)
Net (loss) income attributable to discontinued operations for EPS:	$23,984	$330,745	$(59,718)

Weighted-average shares (denominator):
Weighted-average shares for basic EPS	35,301	34,651	34,255
Dilutive effect of shares issuable under share-based compensation plans (a)	—	278	—
Weighted-average shares for diluted EPS	35,301	34,929	34,255
Weighted-average anti-dilutive shares (a)	—	800	—

Basic (loss) earnings per common share
Continuing operations	$(6.36)	$4.96	$(4.02)
Discontinued operations	$0.68	$9.55	$(1.75)
Basic (loss) earnings per common share attributable to Sphere Entertainment Co.’s stockholders	$(5.68)	$14.51	$(5.77)

Diluted (loss) earnings per common share
Continuing operations	$(6.36)	$4.93	$(4.02)
Discontinued operations	$0.68	$9.47	$(1.75)
Diluted (loss) earnings per common share attributable to Sphere Entertainment Co.’s stockholders	$(5.68)	$14.40	$(5.77)
_________________
(a)    For Fiscal Years 2024 and 2022, all restricted stock units and stock options were excluded from the above table because the Company reported a net loss for the period presented, and therefore, their impact on reported loss per share would have been antidilutive.

SPHERE ENTERTAINMENT CO.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Continued)
Note 7. Investments
The Company’s investments in nonconsolidated affiliates are included within Investments in the accompanying consolidated balance sheets and consisted of the following:

		Investment As of June 30,
	Investment Ownership Percentage as of June 30, 2024	2024	2023
Equity method investments:
SACO Technologies Inc. (“SACO”)	30%	$18,342	$22,246
Crown Properties Collection LLC (“CPC”)	8%	60	—
Gotham Advanced Media and Entertainment, LLC (“GAME”)	50%	680	—
Holoplot Loan (a)		—	20,971
Holoplot	—%	—	1,542
MSG Entertainment (b)	—%	—	341,039
Equity investments without readily determinable fair values		8,721	8,721
Other equity investments with readily determinable fair values held in trust under the Company’s Executive Deferred Compensation Plan (c)		2,925	1,087
Total investments		$30,728	$395,606
_________________
(a)    In January 2023, the Company, extended financing to Holoplot GmbH (“Holoplot”) in the form of a three-year convertible loan (the “Holoplot Loan”) of €18,804, equivalent to $20,484 using the applicable exchange rate at the time of the transaction. Following the acquisition of Holoplot during the fourth quarter of Fiscal Year 2024 (further discussed below), the Holoplot Loan is eliminated in consolidation.
(b)    As of June 30, 2024, following the sale of portions of the MSGE Retained Interest and the repayment of the DDTL Facility (as defined below) with MSG Entertainment using a portion of the MSGE Retained Interest, the Company no longer holds any of the outstanding common stock of MSG Entertainment. The Company elected the fair value option for its investment in MSG Entertainment as of June 30, 2023, when it held approximately 20% of the outstanding shares of common stock of MSG Entertainment (in the form of Class A common stock). The fair value of the investment was determined based on quoted market prices on the New York Stock Exchange (“NYSE”), which were classified within Level I of the fair value hierarchy.
(c)    The Company’s investments with readily determinable fair values are classified within Level I of the fair value hierarchy as they are based on quoted prices in active markets. Refer to Note 14. Pension Plans and Other Postretirement Benefit Plan, for further detail on the Company’s Executive Deferred Compensation Plan.
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
CPC
In March 2024, the Company paid $51 for an 8.3% investment in CPC. CPC represents sports and entertainment brands and venues, including those of the Company, MSG Entertainment and MSG Sports, in connection with the sale of their respective sponsorship, advertising and marketing partnerships assets. The Company’s share of CPC’s results is picked-up on a three month lag.

SPHERE ENTERTAINMENT CO.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Continued)
GAME
In January 2024 MSG Networks and The YES Network (“YES”) announced they formed GAME, a 50/50 joint venture aimed at capitalizing on technical and operational synergies associated with YES’ and MSG Network's streaming services. In Fiscal Year 2024, the Company contributed a total of $680 to GAME as part of its ownership stake. The Company’s share of GAME’s results is picked-up on a three month lag.
Holoplot
In Fiscal Year 2018, the Company acquired a 25% interest in Holoplot, a global leader in 3D audio technology based in Berlin, Germany. In Fiscal Year 2023, the Company extended financing to Holoplot in the form of the Holoplot Loan of €18,804, equivalent to $20,484 using the applicable exchange rate at the time of the transaction. The Holoplot Loan was comprised of $7,625 cash and $12,859 of outstanding deposits paid by the Company to Holoplot in prior periods, plus accrued interest.
On April 25, 2024, in connection with the Company’s strategy to expand our capabilities and enable further innovation across immersive experiences and 3D audio technology, the Company entered into a share purchase and transfer agreement to acquire the remaining equity interest in Holoplot not previously owned by the Company. The initial purchase price of $11,181, is net of cash acquired of $2,554. The acquisition date fair value of the Company’s previous equity interest and the fair value of the Holoplot Loan were included in the measurement of the total consideration transferred. The Company recognized the remeasurement fair value of the previous equity interest as a gain of $5,689, and also recognized a loss of $10,262 related to the fair value over the carrying of the previously held Holoplot Loan, which are both included in Impairment and other (losses) gains, net within the consolidated statements of operations for Fiscal Year 2024. The Company preliminarily recognized $17,818 of intangible assets, and $13,345 of goodwill on the consolidated balance sheets as of June 30, 2024 as a result of the business combination and is in the process of finalizing its purchase price allocation related to certain of its contractual agreements. Following the acquisition on April 25, 2024, Holoplot is now a consolidated subsidiary of the Company, and the Holoplot Loan is eliminated in consolidation.
MSG Entertainment
The Company held an investment in MSG Entertainment’s Class A common stock, the MSGE Retained Interest. MSG Entertainment is a related party that is listed on the NYSE under the symbol “MSGE.” See Note 1. Description of Business and Basis of Presentation, for details regarding the MSGE Retained Interest.
The following table summarizes the unrealized and realized gains (losses) on the MSGE Retained Interest, which are reported in Other income (expenses), net in the accompanying consolidated statements of operations:

	June 30, 2024	June 30, 2023
Unrealized gain	$—	$341,039
(Loss) gain from shares sold	(19,027)	204,676
Total realized and unrealized (loss) gain	$(19,027)	$545,715
Supplemental information on realized (loss) gain:
Shares of common stock disposed(a)	1,923	—
Shares of common stock sold(b)	8,221	6,878
Cash proceeds from common stock sold	$256,501	$204,676
_________________
(a)    Refer to Note 13. Credit Facilities and Convertible Notes, for further explanation of the approximately 1,923 shares disposed related to the repayment of the DDTL Facility.
(b)     The sale of approximately 8,221 shares of MSG Entertainment Class A common stock resulted in the cash proceeds from common stock sold.
Executive Deferred Compensation Plan
The Company holds other equity investments with readily determinable fair values in trust under the Company’s Executive Deferred Compensation Plan. The Company recorded unrealized gains of $307, $218, and $0, for the years ended June 30, 2024, 2023 and 2022, respectively, within Other income (expense), net to reflect the remeasurement of the fair value of assets under the Executive Deferred Compensation Plan.

SPHERE ENTERTAINMENT CO.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Continued)
Note 8. Property and Equipment, Net
As of June 30, 2024 and 2023, property and equipment, net consisted of the following:

	As of June 30,
	2024	2023
Land	$44,279	$80,878
Buildings	2,261,150	69,049
Equipment, furniture and fixtures	1,163,361	159,786
Leasehold improvements	18,497	18,491
Construction in progress	4,142	3,066,785
Total property and equipment, gross	3,491,429	3,394,989
Less accumulated depreciation and amortization	(333,009)	(87,828)
Total property and equipment, net	$3,158,420	$3,307,161
The property and equipment balances above include $156,234 and $236,593 of capital expenditure accruals (primarily related to Sphere construction) as of June 30, 2024 and 2023, respectively, which are reflected in Accounts payable, accrued and other current liabilities in the accompanying consolidated balance sheets. During the first quarter of Fiscal Year 2024, the Company placed $3,130,028 of construction in progress assets into service with the opening of Sphere in Las Vegas and began depreciating them over their corresponding estimated useful lives.
Depreciation expense on property and equipment was $252,706, $27,601 and $16,794 for Fiscal Years 2024, 2023 and 2022, respectively.
On November 21, 2023, the Company announced that it was formally notified by the Mayor of London that its planning application for a Sphere venue in Stratford, London was not approved. In light of this decision, the Company no longer plans to allocate resources towards the development of a Sphere in the United Kingdom. In connection with this decision, the Company recorded an impairment charge of $116,541 on construction in progress and land assets reported within the Sphere segment during the second quarter of Fiscal Year 2024. This charge is recognized in Impairment and other (losses) gains, net within the consolidated statements of operations for Fiscal Year 2024. The fair value of the land was determined using an estimate of the assumed exit value from a market participant perspective.
Note 9. Original Immersive Production Content
The Company’s deferred production content costs for its original immersive productions are included within Other non-current assets in the accompanying consolidated balance sheets.
As of June 30, 2024 and 2023, total deferred immersive production content costs consisted of the following:

	As of
	June 30, 2024	June 30, 2023
Production content
Released, less amortization	$61,005	$—
In-process	32,076	61,421
Total production content	$93,081	$61,421

The following table summarizes the Company’s amortization of production content costs, which is reported in Direct operating expenses in the accompanying consolidated statements of operations for the years ended June 30, 2024, 2023 and 2022 as follows:

	Years Ended June 30,
	2024	2023	2022
Production content costs (a)	$20,427	$—	$—
_________________
(a)    For purposes of amortization and impairment, each deferred immersive production content cost is classified based on its predominant monetization strategy. The Company’s current original immersive productions are monetized individually. Refer to Note 2. Summary of Significant Accounting Policies, for further explanation of the monetization strategy.

SPHERE ENTERTAINMENT CO.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Continued)
The Company’s annual amortization expense for released deferred immersive production content for each of the succeeding three fiscal years as of June 30, 2024 is as follows:

As of June 30, 2024
Production content released
Fiscal year ending June 30, 2025	$15,925
Fiscal year ending June 30, 2026	7,931
Fiscal year ending June 30, 2027	7,095
Note 10. Leases
The following table summarizes the ROU assets and lease liabilities recorded on the Company’s consolidated balance sheets as of June 30, 2024 and 2023:

	As of
	June 30, 2024	June 30, 2023
ROU assets	$106,468	$84,912
Lease liabilities:
Operating leases, current	18,548	10,127
Operating leases, non-current	128,022	110,259
Total lease liabilities	$146,570	$120,386
The following table summarizes the activity recorded within the Company’s consolidated statements of operations for Fiscal Years 2024, 2023 and 2022:

	Line Item in the Company’s Consolidated Statements of Operations	Years Ended June 30,
		2024	2023	2022
Operating lease cost	Direct operating expenses	$3,984	$1,676	$1,287
Operating lease cost	Selling, general and administrative expenses	14,549	15,925	16,977
Variable lease cost	Direct operating expenses	1,740	—	—
Variable lease cost	Selling, general and administrative expenses	28	1	20
Total lease cost		$20,301	$17,602	$18,284
The Company excluded its ground lease with a subsidiary of Venetian Venue Propco, LLC (“The Venetian”) associated with Sphere in Las Vegas from its ROU assets and lease liabilities balances as the ground lease will not have any fixed rent. If certain return objectives are achieved, The Venetian will receive 25% of the after-tax cash flow in excess of such objectives in the form of variable rent. The Venetian paid the Company $75,000 to help fund the construction costs, including the cost of a pedestrian bridge that links Sphere to The Venetian Expo. The 50-year fixed term commenced on July 14, 2023.
Supplemental cash flow information related to operating leases is as follows:

	Years Ended June 30,
	2024	2023	2022
Cash paid for amounts included in the measurement of operating lease liabilities	$19,000	$12,332	$14,400
Lease assets obtained in exchange for new lease obligations	33,900	6,435	43,834
For Fiscal Years 2024 and 2022, the Company received $5,833 and $17,697, respectively, of tenant incentives from a landlord for capital expenditures on behalf of the Company. There were no tenant incentives received in Fiscal Year 2023.

SPHERE ENTERTAINMENT CO.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Continued)
Maturities of operating lease liabilities are as follows:

As of June 30, 2024
Fiscal year ending June 30, 2025	$19,555
Fiscal year ending June 30, 2026	19,438
Fiscal year ending June 30, 2027	15,866
Fiscal year ending June 30, 2028	16,020
Fiscal year ending June 30, 2029	16,574
Thereafter	118,613
Total lease payments	206,066
Less imputed interest	59,496
Total lease liabilities	$146,570
The weighted average remaining lease term and weighted average discount rate for our operating leases as of June 30, 2024 and 2023 were as follows:

	As of
	June 30, 2024	June 30, 2023
Weighted average remaining lease term (in years)	11.4	12.1
Weighted average discount rate	5.89%	5.38%
As of June 30, 2024, the Company’s existing operating leases, which are recorded on the accompanying financial statements, have remaining lease terms ranging from 0.2 years to 17.6 years.
Lessor Arrangements
The Company has sublease arrangements for office and storage spaces where the operating lease revenue is recognized on a straight-line basis over the lease term. The following table summarizes the Company’s sublease revenues for Fiscal Years 2024, 2023 and 2022:

	Years Ended June 30,
	2024	2023	2022
Sublease arrangements	$3,028	$2,610	$1,900
The maturities of operating lease cash flows to be received on an undiscounted basis for non-cancelable subleases are as follows:

As of June 30, 2024
Fiscal year ending June 30, 2025	$2,813
Fiscal year ending June 30, 2026	2,084
Total future minimum receipts	$4,897
Note 11. Goodwill and Intangible Assets
The carrying amounts and activity of goodwill from June 30, 2022 through June 30, 2024 were as follows:

	Sphere	MSG Networks	Total
Balance as of June 30, 2022	$32,299	$424,508	$456,807
Activity	—	—	—
Balance as of June 30, 2023	$32,299	$424,508	$456,807
Activity	13,345	—	13,345
Balance as of June 30, 2024	$45,644	$424,508	$470,152

SPHERE ENTERTAINMENT CO.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Continued)
During the first quarter of Fiscal Years 2024 and 2023, the Company performed its annual impairment tests of goodwill and determined that there were no impairments identified as of the impairment test date. The Sphere segment’s goodwill carrying amount increased by $13,345 during Fiscal Year 2024 due to the acquisition of Holoplot, refer to Note 7. Investments for further details. The MSG Networks segment (and reporting unit) had a negative carrying amount of net assets as of June 30, 2024 and 2023.
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
The Company’s intangible assets subject to amortization as of June 30, 2024 and 2023 were as follows:

	As of
	June 30, 2024			June 30, 2023
	Gross carrying amount	Accumulated amortization	Intangible assets, net	Gross carrying amount	Accumulated amortization	Intangible assets, net
Affiliate relationships	$83,044	$(68,249)	$14,795	$83,044	$(65,134)	$17,910
Technology	15,508	(520)	14,988	—	—	—
Trade name	2,032	(68)	1,964	—	—	—
Other	278	(85)	193	—	—	—
Total	$100,862	$(68,922)	$31,940	$83,044	$(65,134)	$17,910
Amortization expense for intangible assets was $3,788, $3,115, and $5,768 for Fiscal Years 2024, 2023 and 2022, respectively. The Company recognized $17,818 of intangible assets subject to amortization during Fiscal Year 2024 as a result of the acquisition of Holoplot. The weighted-average remaining useful life for the intangible assets acquired is 4.8 years, refer to Note 7. Investments for further details.
The Company’s annual amortization expense for existing intangible assets subject to amortization for each of the succeeding five fiscal years is as follows:

	For the years ending June 30,
	2025	2026	2027	2028	2029
Estimated amortization expense	$(6,813)	$(6,623)	$(6,623)	$(6,623)	$(5,258)
Note 12. Commitments and Contingencies
Commitments
As of June 30, 2024, commitments of the Company in the normal course of business in excess of one year are as follows:

	Commitments
	June 30, 2025	June 30, 2026	June 30, 2027	June 30, 2028	June 30, 2029	Thereafter	Total
Sphere
Event-related commitments	$45,575	$7,043	$5,118	$1,500	$—	$—	$59,236
Letter of credit	892	—	—	—	—	—	892
Other	2,000	2,000	1,333	—	—	—	5,333
Total Sphere Commitments	$48,467	$9,043	$6,451	$1,500	$—	$—	$65,461
MSG Networks
Broadcast rights	$267,186	$274,241	$271,350	$270,897	$255,244	$1,563,979	$2,902,897
Purchase commitments	9,452	5,103	2,633	258	—	—	17,446
Talent commitments	613	613	—	—	—	—	1,226
Total MSG Networks Commitments	$277,251	$279,957	$273,983	$271,155	$255,244	$1,563,979	$2,921,569

Total Commitments	$325,718	$289,000	$280,434	$272,655	$255,244	$1,563,979	$2,987,030

SPHERE ENTERTAINMENT CO.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Continued)
See Note 10. Leases for more information regarding the Company’s contractually obligated minimum lease payments for operating leases having an initial noncancelable term in excess of one year for the Company’s venues. These commitments are presented exclusive of the imputed interest used to reflect the payment’s present value.
See Note 13. Credit Facilities and Convertible Notes for more information regarding the principal repayments required under the MSG Networks Term Loan, LV Sphere Term Loan Facility and 3.50% Convertible Senior Notes.
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
On March 14, 2023, the parties to the MSG Entertainment Litigation reached an agreement in principle to settle the MSG Entertainment Litigation, without admitting liability, on the terms and conditions set forth in a binding term sheet, which was incorporated into a long-form settlement agreement (the “MSGE Settlement Agreement”) that was filed with the Court on April 20, 2023. The MSGE Settlement Agreement provided for, among other things, the final dismissal of the MSG Entertainment Litigation in exchange for a settlement payment to the Company of approximately $85,000, subject to customary reduction for attorneys’ fees and expenses, in an amount to be determined by the Court. The settlement’s amount was fully funded by the other defendants’ insurers. The MSGE Settlement Agreement was approved by the Court on August 14, 2023, which constituted the final judgment in the action. A realized gain of approximately $62,600 was recognized in Other income (expense), net on the consolidated statements of operations in connection with the settlement payment to the Company.
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
On April 6, 2023, the parties to the MSG Networks Litigation reached an agreement in principle to settle the MSG Networks Litigation, without admitting liability, on the terms and conditions set forth in a binding term sheet, which was incorporated into a long-form settlement agreement (the “MSGN Settlement Agreement”) that was filed with the Court on May 18, 2023. The MSGN Settlement Agreement provided for, among other things, the final dismissal of the MSG Networks Litigation in exchange for a settlement payment to the plaintiffs and the class of approximately $48,500, of which approximately $28,000 has been paid by the Company and $20,500 has been paid to the plaintiffs by insurers (who agreed to advance these costs subject to final resolution of the parties’ insurance coverage dispute). The MSGN Settlement Agreement was approved by the Court on August 14, 2023, which constituted the final judgment in the action. MSG Networks Inc. has a dispute with its insurers over whether and to what extent there is insurance coverage for the settlement (and has settled with one of the insurers). As of June 30, 2024, approximately $18,000 has

SPHERE ENTERTAINMENT CO.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Continued)
been accrued for by the Company in Accounts payable, accrued and other current liabilities (reduced from $20,500 accrued as of March 31, 2024 in connection with the aforementioned settlement). Unless MSG Networks Inc. and the remaining insurers settle that insurance dispute, it is expected to be finally resolved in a pending Delaware insurance coverage action.
The Company is a defendant in various other lawsuits. Although the outcome of these other lawsuits cannot be predicted with certainty (including the extent of available insurance, if any), management does not believe that resolution of these other lawsuits will have a material adverse effect on the Company.
Note 13. Credit Facilities and Convertible Notes
The following table summarizes the presentation of the outstanding balances under the Company’s credit agreements and convertible notes as of June 30, 2024 and 2023:

	As of
	June 30, 2024			June 30, 2023
	Principal	Unamortized Deferred Financing Costs	Net	Principal	Unamortized Deferred Financing Costs	Net
Current portion
MSG Networks Term Loan	$849,750	$(313)	$849,437	$82,500	$—	$82,500
Current portion of long-term debt, net	$849,750	$(313)	$849,437	$82,500	$—	$82,500

	As of
	June 30, 2024				June 30, 2023
	Principal	Debt Discount	Unamortized Deferred Financing Costs	Net	Principal	Debt Discount	Unamortized Deferred Financing Costs	Net
Non-current portion
MSG Networks Term Loan	$—	$—	$—	$—	$849,750	$—	$(1,483)	$848,267
LV Sphere Term Loan Facility	275,000	—	(3,788)	271,212	275,000	—	(4,880)	270,120
3.50% Convertible Senior Notes	258,750	(6,314)	(913)	251,523	—	—	—	—
Long-term debt, net	$533,750	$(6,314)	$(4,701)	$522,735	$1,124,750	$—	$(6,363)	$1,118,387
MSG Networks Credit Facilities
General. MSGN Holdings, L.P. (“MSGN L.P.”), MSGN Eden, LLC, an indirect subsidiary of the Company and the general partner of MSGN L.P., Regional MSGN Holdings LLC, an indirect subsidiary of the Company and the limited partner of MSGN L.P. (collectively with MSGN Eden, LLC, the “MSGN Holdings Entities”), and certain subsidiaries of MSGN L.P. have senior secured credit facilities pursuant to a credit agreement (as amended and restated on October 11, 2019, the “MSGN Credit Agreement”) consisting of: (i) an initial $1,100,000 term loan facility (the “MSGN Term Loan Facility”) and (ii) a $250,000 revolving credit facility (the “MSGN Revolving Credit Facility” and together with the MSGN Term Loan Facility, the “MSG Networks Credit Facilities”), each with a term of five years. Up to $35,000 of the MSGN Revolving Credit Facility is available for the issuance of letters of credit. As of June 30, 2024, there were no borrowings or letters of credit issued and outstanding under the MSGN Revolving Credit Facility.
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
The MSGN Credit Agreement requires that MSGN L.P. pay a commitment fee ranging from 0.225% to 0.30% (determined based on a total net leverage ratio) in respect of the average daily unused commitments under the MSGN Revolving Credit Facility. MSGN L.P. will also be required to pay customary letter of credit fees, as well as fronting fees, to banks that issue letters of credit. The interest rate on the MSGN Term Loan Facility as of June 30, 2024 was 7.44%.

SPHERE ENTERTAINMENT CO.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
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
Covenants. The MSGN Credit Agreement generally requires the MSGN Holdings Entities and MSGN L.P. and its restricted subsidiaries on a consolidated basis to comply with a maximum total leverage ratio of 5.50:1.00, subject, at the option of MSGN L.P. to an upward adjustment to 6.00:1.00 during the continuance of certain events. As of June 30, 2024, the total leverage ratio was 5.10:1.00. In addition, the MSGN Credit Agreement requires a minimum interest coverage ratio of 2.00:1.00 for the MSGN Holdings Entities and MSGN L.P. and its restricted subsidiaries on a consolidated basis. As of June 30, 2024, the interest coverage ratio was 2.25:1.00. All borrowings under the MSGN Credit Agreement are subject to the satisfaction of customary conditions, including absence of a default and accuracy of representations and warranties. As of June 30, 2024, the MSGN Holdings Entities and MSGN L.P. and its restricted subsidiaries on a consolidated basis were in compliance with the covenants.
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
LV Sphere Term Loan Facility
General. On December 22, 2022, MSG Las Vegas, LLC (“MSG LV”), an indirect, wholly-owned subsidiary of the Company, entered into a credit agreement with JP Morgan Chase Bank, N.A., as administrative agent and the lenders party thereto, providing for a five-year, $275,000 senior secured term loan facility (as amended, the “LV Sphere Term Loan Facility”).
Interest Rates. Borrowings under the LV Sphere Term Loan Facility bear interest at a floating rate, which at the option of MSG LV may be either (i) a base rate plus a margin of 3.375% per annum or (ii) adjusted Term SOFR (i.e., Term SOFR plus 0.10%) plus a margin of 4.375% per annum. The interest rate on the LV Sphere Term Loan Facility as of June 30, 2024 was 9.80%.
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
The debt service coverage ratio covenant began testing in the fiscal quarter ended December 31, 2023 on a historical basis and on a prospective basis. Both the historical and prospective debt service coverage ratios are required to be at least 1.35:1.00. As of June 30, 2024, the historical and prospective debt service coverage ratios were 8.36:1.00 and 13.04:1.00, respectively. In addition, among other conditions, MSG LV is not permitted to make distributions to Sphere Entertainment Group unless the historical and prospective debt

SPHERE ENTERTAINMENT CO.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Continued)
service coverage ratios are at least 1.50:1.00. The minimum liquidity level for Sphere Entertainment Group is set at $50,000, with $25,000 required to be held in cash or cash equivalents, and is tested as of the last day of each fiscal quarter based on Sphere Entertainment Group’s unencumbered liquidity, consisting of cash and cash equivalents and available lines of credit, as of such date.
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
Guarantors and Collateral. All obligations under the LV Sphere Term Loan Facility are guaranteed by Sphere Entertainment Group. All obligations under the LV Sphere Term Loan Facility, including the guarantees of those obligations, are secured by all of the assets of MSG LV and certain assets of Sphere Entertainment Group including, but not limited to, MSG LV’s leasehold interest in the land on which Sphere in Las Vegas is located, and a pledge of all of the equity interests held directly by Sphere Entertainment Group in MSG LV.
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
The Company used $14,309 of the net proceeds from the Offering to fund the cost of entering into the capped call transactions described below, with the remaining net proceeds from the Offering designated for general corporate purposes, including capital for Sphere-related growth initiatives. The capped call transactions met all of the applicable criteria for equity classification in accordance with ASC Subtopic 815-10-15-74(a), “Derivatives and Hedging—Embedded Derivatives—Certain Contracts Involving an Entity’s Own Equity,” and were recorded as a reduction to Equity on the Company’s consolidated statements of stockholder’s equity and consolidated balance sheets.
On December 8, 2023, the Company entered into an Indenture (the “Indenture”) with U.S. Bank Trust Company, National Association, as trustee (the “Trustee”), relating to the 3.50% Convertible Senior Notes. The 3.50% Convertible Senior Notes constitute a senior general unsecured obligation of the Company.
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

SPHERE ENTERTAINMENT CO.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Continued)
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
On December 5, 2023, in connection with the pricing of the 3.50% Convertible Senior Notes, and on December 6, 2023, in connection with the exercise in full by the initial purchasers of their option to purchase additional 3.50% Convertible Senior Notes, the Company entered into capped call transactions with certain of the initial purchasers of the 3.50% Convertible Senior Notes or their respective affiliates and other financial institutions, pursuant to capped call confirmations. The capped call transactions are expected generally to reduce the potential dilution to the Class A Common Stock upon any conversion of the 3.50% Convertible Senior Notes and/or offset any cash payments the Company is required to make in excess of the principal amount of converted 3.50% Convertible Senior Notes, as the case may be, with such reduction and/or offset subject to a cap based on a cap price initially equal to approximately $42.62 per share (which represents a premium of approximately 50% over the last reported sale price of the Class A Common Stock of $28.41 per share on the NYSE on December 5, 2023), and is subject to certain adjustments under the terms of the capped call transactions.

SPHERE ENTERTAINMENT CO.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Continued)
Debt Maturities
Debt maturities over the next five years for the outstanding principal balance under the MSG Networks Credit Facilities, LV Sphere Term Loan Facility and 3.50% Convertible Senior Notes as of June 30, 2024 were as follows:

	MSG Networks Credit Facilities	LV Sphere Term Loan Facility	3.50% Convertible Senior Notes	Total
Fiscal year ending June 30, 2025	$849,750	$—	—	$849,750
Fiscal year ending June 30, 2026	—	—	—	—
Fiscal year ending June 30, 2027	—	—	—	—
Fiscal year ending June 30, 2028	—	275,000	—	275,000
Fiscal year ending June 30, 2029	—	—	258,750	258,750
Thereafter	—	—	—	—
Total debt	$849,750	$275,000	$258,750	$1,383,500
Interest payments and loan principal repayments made by the Company under the credit agreements for Fiscal Years 2024, 2023 and 2022 were as follows:

	Interest Payments			Loan Principal Repayments
	Years Ended June 30,			Years Ended June 30,
	2024	2023	2022	2024	2023	2022
MSG Networks Credit Facilities	$68,297	$58,311	$19,173	$82,500	$66,000	$49,500
LV Sphere Term Loan Facility	26,894	12,825	—	—	—	—
Delayed Draw Term Loan Facility	460	—	—	65,000	—	—
3.50% Convertible Senior Notes	4,352	—	—	—	—	—
Total Payments	$100,003	$71,136	$19,173	$147,500	$66,000	$49,500
The carrying value and fair value of the Company’s debt reported in the accompanying consolidated balance sheets as of June 30, 2024 and 2023 were as follows:

	As of
	June 30, 2024		June 30, 2023
	Carrying Value (a)	Fair Value	Carrying Value (a)	Fair Value
Liabilities:
MSG Networks Credit Facilities	$849,750	$845,501	$932,250	$927,589
LV Sphere Term Loan Facility	275,000	273,625	275,000	272,250
3.50% Convertible Senior Notes	252,436	316,296	—	—
Total debt	$1,377,186	$1,435,422	$1,207,250	$1,199,839
_________________
(a)    The total carrying value of the Company’s debt as of June 30, 2024 and 2023 is equal to the current and non-current principal payments for the Company’s debt, excluding unamortized deferred financing costs of $5,014 and $6,363, respectively.
The Company’s debt is classified within Level II of the fair value hierarchy as it is valued using quoted indices of similar instruments for which the inputs are readily observable.

SPHERE ENTERTAINMENT CO.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Continued)
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

SPHERE ENTERTAINMENT CO.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Continued)
The following table summarizes the projected benefit obligations, assets, funded status and the amounts recorded on the Company’s consolidated balance sheets as of June 30, 2024 and 2023, associated with the Pension Plans and Postretirement Plan based upon actuarial valuations as of those measurement dates.

	Pension Plans		Postretirement Plan
	June 30,		June 30,
	2024	2023	2024	2023
Change in benefit obligation:
Benefit obligation at beginning of period	$38,136	$39,683	$1,799	$1,598
Service cost	243	245	18	20
Interest cost	1,995	1,755	89	68
Actuarial (gain) loss (a)	(262)	(1,485)	60	292
Benefits paid	(2,347)	(2,153)	(240)	(179)
Acquisitions	—	141	—	—
Plan settlements paid	—	(50)	—	—
Benefit obligation at end of period	37,765	38,136	1,726	1,799
Change in plan assets:
Fair value of plan assets at beginning of period	17,976	18,756	—	—
Actual return on plan assets	351	(312)	—	—
Employer contributions	500	500	—	—
Benefits paid	(1,159)	(968)	—	—
Fair value of plan assets at end of period	17,668	17,976	—	—
Funded status at end of period	$(20,097)	$(20,160)	$(1,726)	$(1,799)
_________________
(a)    In Fiscal Years 2024 and 2023, the actuarial gains on the benefit obligations were primarily due to a net increase in discount and interest crediting rates.
Amounts recognized in the consolidated balance sheets as of June 30, 2024 and 2023 consist of:

	Pension Plans		Postretirement Plan
	June 30,		June 30,
	2024	2023	2024	2023
Current liabilities (included in Accounts payable, accrued, and other current liabilities)	$(1,414)	$(1,355)	$(205)	$(157)
Non-current liabilities (included in Other non-current liabilities)	(18,683)	(18,805)	(1,521)	(1,642)
	$(20,097)	$(20,160)	$(1,726)	$(1,799)
Accumulated other comprehensive loss, before income tax, as of June 30, 2024 and 2023 consists of the following amounts that have not yet been recognized in net periodic benefit cost:

	Pension Plans		Postretirement Plan
	June 30,		June 30,
	2024	2023	2024	2023
Actuarial (loss) gain	$(7,376)	$(7,249)	$120	$203

SPHERE ENTERTAINMENT CO.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Continued)
The following table presents components of net periodic benefit cost for the Pension Plans and Postretirement Plan included in the accompanying consolidated statements of operations for Fiscal Years 2024, 2023 and 2022. Service cost is recognized in Direct operating expenses and Selling, general and administrative expenses. All other components of net periodic benefit cost are reported in Other income (expense), net.

	Pension Plans			Postretirement Plan
	Years Ended June 30,			Years Ended June 30,
	2024	2023	2022	2024	2023	2022
Service cost	$243	$245	$371	$18	$20	$27
Interest cost	1,995	1,755	1,048	89	68	31
Expected return on plan assets	(970)	(853)	(858)	—	—	—
Recognized actuarial loss (gain)	335	358	585	(23)	(69)	(27)
Settlement gain	—	(12)	—	—	—	—
Net periodic benefit cost	$1,603	$1,493	$1,146	$84	$19	$31
Other pre-tax changes in plan assets and benefit obligations recognized in other comprehensive (loss) income for Fiscal Years 2024, 2023 and 2022 are as follows:

	Pension Plans			Postretirement Plan
	Years Ended June 30,			Years Ended June 30,
	2024	2023	2022	2024	2023	2022
Actuarial (loss) gain, net	$(463)	$288	$3,318	$(60)	$(292)	$243
Recognized actuarial loss (gain)	335	358	585	(23)	(69)	(27)
Settlement gain	—	(12)	—	—	—	—
Total recognized in other comprehensive (loss) income	$(128)	$634	$3,903	$(83)	$(361)	$216
Funded Status
The accumulated benefit obligation for the pension plans aggregated to $37,587 and $37,842 at June 30, 2024 and 2023, respectively. As of June 30, 2024 and 2023, each of the pension plans had accumulated benefit obligations and projected benefit obligations in excess of plan assets.
Pension Plans and Postretirement Plan Assumptions
Weighted-average assumptions used to determine benefit obligations (made at the end of the period) as of June 30, 2024 and 2023 are as follows:

	Pension Plans		Postretirement Plan
	June 30,		June 30,
	2024	2023	2024	2023
Discount rate	5.51%	5.34%	5.40%	5.41%
Rate of compensation increase	3.00%	3.00%	n/a	n/a
Interest crediting rate	4.55%	3.77%	n/a	n/a
Healthcare cost trend rate assumed for next year	n/a	n/a	6.75%	7.00%
Rate to which the cost trend rate is assumed to decline (the ultimate trend rate)	n/a	n/a	5.00%	5.00%
Year that the rate reaches the ultimate trend rate	n/a	n/a	2032	2032

SPHERE ENTERTAINMENT CO.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Continued)
Weighted-average assumptions used to determine net periodic benefit cost (made at the beginning of the period) for Fiscal Years 2024, 2023 and 2022 are as follows:

	Pension Plans			Postretirement Plan
	Years Ended June 30,			Years Ended June 30,
	2024	2023	2022	2024	2023	2022
Discount rate - projected benefit obligation	5.33%	4.81%	1.36%	5.41%	4.66%	2.25%
Discount rate - service cost	5.52%	5.06%	3.13%	5.39%	4.89%	2.62%
Discount rate - interest cost	5.40%	4.55%	2.18%	5.47%	4.38%	1.75%
Expected long-term return on plan assets	5.65%	5.00%	3.96%	n/a	n/a	n/a
Rate of compensation increase	3.00%	3.00%	3.00%	n/a	n/a	n/a
Interest crediting rate	4.55%	3.77%	2.76%	n/a	n/a	n/a
Healthcare cost trend rate assumed for next year	n/a	n/a	n/a	7.00%	6.00%	6.25%
Rate to which the cost trend rate is assumed to decline (the ultimate trend rate)	n/a	n/a	n/a	5.00%	5.00%	5.00%
Year that the rate reaches the ultimate trend rate	n/a	n/a	n/a	2032	2027	2027
The discount rates were determined (based on the expected duration of the benefit payments for the plans) from the Willis Towers Watson U.S. Rate Link: 40-90 Discount Rate Model as of June 30, 2024 and 2023 to select a rate at which the Company believed the plans’ benefits could be effectively settled. This model was developed by examining the yields on selected highly rated corporate bonds. The expected long-term return on plan assets is based on a periodic review and modeling of the plans’ asset allocation structures over a long-term horizon. Expectations of returns for each asset class are the most important of the assumptions used in the review and modeling and are based on comprehensive reviews of historical data, forward-looking economic outlook, and economic/financial market theory. The expected long-term rate of return was selected from within the reasonable range of rates determined by (i) historical returns for the asset classes covered by the investment policy and (ii) projections of returns over the long-term period during which benefits are payable to plan participants.
Plan Assets and Investment Policy
The weighted-average asset allocation of the pension plan assets as of June 30, 2024 and 2023 was as follows:

	As of June 30,
Asset Classes (a):	2024	2023
Fixed income securities	72%	75%
Cash equivalents	28%	25%
	100%	100%
_________________
(a)    The Company’s target allocation for the assets of the Networks 1212 Plan is 100% fixed income securities as of June 30, 2024 and 2023.
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

SPHERE ENTERTAINMENT CO.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Continued)
Investments at Estimated Fair Value
The cumulative fair values of the individual plan assets at June 30, 2024 and 2023 by asset class are as follows:

	Fair Value Hierarchy	As of June 30,
		2024	2023
Money market fund (a)	I	$4,924	$4,533
Common collective trust (b)	II	12,744	13,443
Total investments measured at fair value		$17,668	$17,976
_________________
(a)    Money market funds are classified within Level I of the fair value hierarchy as they are valued using observable inputs that reflect quoted prices for identical assets in active markets.
(b)    Common collective trust (CCT) is a non-exchange traded fund, classified within Level II of the fair value hierarchy at its net asset value (NAV) as reported by the Trustee. The NAV is based on the fair value of the underlying investments held by the fund which are based on quoted market prices less its liabilities. The CCT publishes daily NAV and use such value as the basis for current transactions.
Contributions for Qualified Defined Benefit Pension Plans
During Fiscal Year 2024, the Company contributed $500 to the Networks 1212 Plan. The Company expects to contribute $500 to the Networks 1212 Plan in Fiscal Year 2025.
Estimated Future Benefit Payments
The following table presents estimated future fiscal year benefit payments for the Pension Plans and Postretirement Plan:

	Pension Plans	Postretirement Plan
Fiscal year ending June 30, 2025	$2,753	$211
Fiscal year ending June 30, 2026	$2,980	$181
Fiscal year ending June 30, 2027	$3,069	$188
Fiscal year ending June 30, 2028	$3,015	$183
Fiscal year ending June 30, 2029	$3,127	$202
Fiscal years ending June 30, 2030 – 2034	$15,184	$915
Defined Contribution Plan
The Company sponsors the MSGN Holdings, L.P. Excess Savings Plan and the Sphere Entertainment Excess Savings Plan. The Company also participates in the Madison Square Garden 401(k) Savings Plan (the “401(k) Plan”). For Fiscal Years 2024, 2023 and 2022, expenses related to the Savings Plans that are included in the accompanying consolidated statements of operations were $6,376, $7,421 and $5,778, respectively.
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

SPHERE ENTERTAINMENT CO.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Continued)
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
The Company was not listed in any of the multiemployer plans’ 5500’s as providing more than 5% of the total contributions. There were no multiemployer defined benefit pension plans, to which the Company contributes, that were in a redzone (which are plans that are generally less than 65% funded) for the most recent Pension Protection Act zone status available as of June 30, 2024.
The Company contributed $1,134, $677 and $389 for Fiscal Years 2024, 2023 and 2022, respectively, for multiemployer defined benefit pension plans.
Multiemployer Defined Contribution Plans
The Company contributed $250, $142 and $152 for Fiscal Years 2024, 2023 and 2022, respectively, to multiemployer defined contribution plans.
Executive Deferred Compensation Plan
The Company sponsors the Sphere Entertainment Corp. Executive Deferred Compensation Plan (the “Deferred Compensation Plan”), for the purpose of permitting a select group of highly-compensated employees to defer the employee’s annual base salary and bonus into the Deferred Compensation Plan with returns on such deferrals tracking the performance of certain investments. Following the MSGE Distribution accounts attributable to the Company’s current employees were transferred from a deferred compensation plan sponsored by MSG Entertainment to the Deferred Compensation Plan. Amounts deferred and invested by employees under the Deferred Compensation Plan are placed in an irrevocable trust established by the Company and all assets of the trust are subject to the creditors of the Company in the event of insolvency. In accordance with ASC Topic 710, Compensation – General (“ASC Topic 710”), the assets of the trust are consolidated with the accounts of the Company and are recognized in the Company’s consolidated balance sheets.
In accordance with ASC Topic 710, the Company remeasures the deferred compensation liability, with a charge (or credit) to compensation cost in the Company’s consolidated statements of operations, to reflect changes in the fair value of the assets owed to the participants of the Deferred Compensation Plan. The Company remeasures the fair value of the assets held in trust in accordance with ASC Topic 321, Investments – Equity Securities, and recognizes unrealized gains and losses in Other income (expense), net in the Company’s consolidated statements of operations. The Company recorded compensation expense (compensation cost credits) of $307, and $218, for the year ended June 30, 2024 and 2023, respectively, within Selling, general and administrative expenses to reflect the remeasurement of the Deferred Compensation Plan liability. In addition, the Company recorded gains/(losses) of $307, and $218, for the year ended June 30, 2024 and 2023, respectively, within Other income (expense), net to reflect the remeasurement of the fair value of assets under the Deferred Compensation Plan.
Amounts recognized in the consolidated balance sheets as of June 30, 2024 and 2023 related to the Deferred Compensation Plan consist of:

	June 30, 2024	June 30, 2023
Non-current assets (included in Investments)	$2,925	$1,087
Non-current liabilities (included in Other non-current liabilities)	$(2,936)	$(1,087)

SPHERE ENTERTAINMENT CO.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Continued)
Note 15. Share-based Compensation
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
Share-based compensation expense for the Company’s restricted stock units (“RSUs”), performance stock units (“PSUs”), stock options and/or cash-settled stock appreciation rights (“SARs”) are recognized in the consolidated statements of operations as a component of direct operating expenses or selling, general and administrative expenses.
In connection with the MSGE Distribution, pursuant to the terms of the incentive plans and applicable award agreements, (i) each holder of an employee RSU and PSU received one MSG Entertainment RSU or PSU in respect of every one Company RSU or PSU owned on the Record Date and continues to be entitled to one share of the Company’s Class A Common Stock for each Company RSU or PSU in accordance with the existing award agreement, (ii) one share of MSG Entertainment Class A Common Stock was issued under the MSG Entertainment Non-Employee Director Plan in respect of every one RSU outstanding under the Company’s 2020 Stock Plan for Non-Employee Directors, which remain outstanding and continue to be entitled to a share of the Company’s Class A Common Stock in accordance with the existing award agreement, and (iii) each option to purchase the Company’s Class A Common Stock became two options: one option to acquire MSG Entertainment Class A Common Stock and one option to acquire the Company’s Class A Common Stock. The existing exercise price was allocated between the Company’s options and the new MSG Entertainment options based upon the weighted average price of each of our Class A Common Stock and MSG Entertainment Class A Common Stock over the ten trading days immediately following the MSGE Distribution as reported by Bloomberg, and the underlying share amount was consistent with the one-to-one distribution ratio in the MSGE Distribution. Other than the split of the options and the allocation of the existing exercise price, there were no additional adjustments to existing options in connection with the MSGE Distribution.
The Company’s RSUs/PSUs and/or stock options held by individuals who are solely employees of MSG Sports or MSG Entertainment are not expensed by the Company; however, such RSUs/PSUs and/or stock options do have a dilutive effect on earnings (loss) per share available to the Company’s common stockholders.
The following table summarizes the Company’s share-based compensation expense for Fiscal Years 2024, 2023 and 2022:

	Fiscal Year Ended
	June 30,
	2024	2023	2022
Share-based compensation (a)	$47,382	$42,607	$56,760
_________________
(a)    Share-based compensation excludes costs that have been capitalized of $2,193, $3,642, and $2,979 for Fiscal Years 2024, 2023 and 2022, respectively. For Fiscal Years 2024, 2023 and 2022, share-based compensation also excludes costs of $1,166, $8,118, and $4,254, respectively, that have been reclassified to Restructuring charges in the consolidated statements of operations, as detailed in Note 5., Restructuring Charges.

SPHERE ENTERTAINMENT CO.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Continued)
RSU and PSU Award Activity
The following table summarizes activity related to the Company’s RSUs and PSUs, held by the Company, MSG Sports and MSG Entertainment employees for Fiscal Year 2024:

	Number of		Weighted-Average Grant-date Fair Value
	RSUs	PSUs
Unvested award balance as of June 30, 2023	1,140	1,179	$63.74
Granted	626	439	$36.94
Vested (a)	(660)	(338)	$37.48
Forfeited	(68)	(85)	$31.99
Unvested award balance as of June 30, 2024	1,038	1,195	$64.90
_________________
(a)    The fair value of RSUs and PSUs that vested and were distributed during Fiscal Year 2024 was $45,263. Upon delivery, RSUs and PSUs granted under the Employee Stock Plan and the MSG Networks Employee Stock Plan were net share-settled to cover the required statutory tax withholding obligations. To fulfill the employees’ statutory minimum tax withholding obligations for the applicable income and other employment taxes, 431 awards, with an aggregate value of $15,996 were retained by the Company during Fiscal Year 2024.
As of June 30, 2024, there was $88,753 of unrecognized compensation cost related to unvested RSUs and PSUs held by the Company’s employees. The cost is expected to be recognized over a weighted-average period of approximately 2.1 years. Additionally, there was no unrecognized compensation cost related to unvested stock options held by the Company’s employees.
The following table summarizes additional information about RSUs and PSUs:

	Years Ended June 30,
	2024	2023	2022
Weighted average grant date fair value per share of awards granted	$36.94	$50.81	$79.34
Fair value of awards vested	$45,263	$42,467	$39,530
Stock Options Award Activity
Compensation expense for the Company’s existing stock options is determined based on the grant date fair value of the award calculated using the Black-Scholes options-pricing model. Stock options generally cliff-vest after a three year service period and expire 7.5 to 10 years from the date of grant.
The following table summarizes activity related to the Company’s stock options for Fiscal Year 2024:

	Number of Stock Options	Weighted-Average Exercise Price Per Share	Weighted-Average Remaining Contractual Term (In Years)	Aggregate Intrinsic Value

Balance as of June 30, 2023	724	$48.03
Options granted during Fiscal Year 2024	3,819	$46.17
Options exercised during Fiscal Year 2024	(184)	$48.06
Options forfeited during Fiscal Year 2024	(432)	$46.17
Balance as of June 30, 2024	3,927	$51.51	8.32	$497
Exercisable as of June 30, 2024	540	$48.08	2.06	$497
Effective as of the 2020 Entertainment Distribution, the Company adopted two share-based compensation plans: the 2020 Employee Stock Plan (the “Employee Stock Plan”) and the 2020 Stock Plan for Non-Employee Directors (the “Non-Employee Director Plan”).

SPHERE ENTERTAINMENT CO.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Continued)
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
SARs Award Activity
Compensation expense for the Company’s SARs is determined based on mark-to-market valuation of the awards calculated using the Black-Scholes options-pricing model. SARs generally cliff-vest after a three year service period.
The following table summarizes activity related to the Company’s SARs for Fiscal Year 2024:

	Number of SARs	Weighted-Average Price	Weighted-Average Remaining Contractual Term (In Years)	Aggregate Intrinsic Value

Balance as of June 30, 2023	—	$—
SARs granted during Fiscal Year 2024	188	$46.17
Balance as of June 30, 2024	188	$46.17	2.31	$—
Exercisable as of June 30, 2024	—	$—
Note 16. Equity
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

SPHERE ENTERTAINMENT CO.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Continued)
Accumulated Other Comprehensive Loss
The following table details the components of accumulated other comprehensive loss:

	Pension Plans and Postretirement Plan	Cumulative Translation Adjustments	Accumulated Other Comprehensive Loss
Balance as of June 30, 2023	$(5,138)	$200	$(4,938)
Other comprehensive loss:
Other comprehensive loss before reclassifications	—	(1,851)	(1,851)
Amounts reclassified from accumulated other comprehensive loss (a)	(539)	—	(539)
Income tax benefit	143	618	761
Other comprehensive loss, total	(396)	(1,233)	(1,629)
Balance as of June 30, 2024	$(5,534)	$(1,033)	$(6,567)

	Pension Plans and Postretirement Plan	Cumulative Translation Adjustments	Accumulated Other Comprehensive Loss
Balance as of June 30, 2022	$(40,287)	$(8,068)	$(48,355)
Other comprehensive income:
Other comprehensive income before reclassifications	—	6,656	6,656
Amounts reclassified from accumulated other comprehensive loss (a)	1,755	—	1,755
Income tax expense	(323)	(1,212)	(1,535)
Other comprehensive income, total	1,432	5,444	6,876
Disposition of Tao Group Hospitality	—	2,824	2,824
Distribution of MSG Entertainment	33,717	—	33,717
Balance as of June 30, 2023	$(5,138)	$200	$(4,938)

	Pension Plans and Postretirement Plan	Cumulative Translation Adjustments	Accumulated Other Comprehensive Loss
Balance as of June 30, 2021	$(45,425)	$15,153	$(30,272)
Other comprehensive income (loss):
Other comprehensive loss before reclassifications	—	(25,034)	(25,034)
Amounts reclassified from accumulated other comprehensive loss (a)	2,734	—	2,734
Income tax benefit	2,404	1,813	4,217
Other comprehensive income (loss), total	5,138	(23,221)	(18,083)
Balance as of June 30, 2022	$(40,287)	$(8,068)	$(48,355)
_________________
(a)    Amounts reclassified from accumulated other comprehensive loss represent curtailments, settlement losses recognized, the amortization of net actuarial gain (loss) and net unrecognized prior service credit included in net periodic benefit cost, which is reflected under Other income (expense), net in the accompanying consolidated statements of operations (see Note 14. Pension Plans and Other Postretirement Benefit Plan).

SPHERE ENTERTAINMENT CO.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Continued)
Note 17. Income Taxes
Income tax benefit (expense) attributable to continuing operations is comprised of the following components:

	Years Ended June 30,
	2024	2023	2022
Current benefit (expense):
Federal	$8,200	$1,389	$1,555
State and other	(5,148)	(4,672)	9,927
	3,052	(3,283)	11,482
Deferred benefit (expense):
Federal	93,322	(59,253)	17,665
State and other	39,218	(40,867)	683
	132,540	(100,120)	18,348
Income tax benefit (expense)	$135,592	$(103,403)	$29,830
The income tax benefit (expense) attributable to continuing operations differs from the amount derived by applying the statutory federal rate to pre-tax income (loss) principally due to the effect of the following items:

	Years Ended June 30,
	2024	2023	2022
Federal tax benefit (expense) at statutory federal rate	75,648	(57,840)	35,213
State income taxes, net of federal benefit	13,337	(35,656)	3,970
Change in the estimated applicable tax rate used to determine deferred taxes	60,877	(1,286)	1,732
Change in valuation allowance	(29,189)	2,053	2,200
Nondeductible officers’ compensation	(5,554)	(4,814)	(12,759)
Nondeductible expenses	(1,564)	(291)	(172)
Nontaxable gain on repayment of Term Loan	13,757	—	—
Return to provision	4,881	(672)	—
Excess tax benefit related to share-based payment awards	974	(4,678)	(320)
Other	2,425	(219)	(34)
Income tax benefit (expense)	$135,592	$(103,403)	$29,830

SPHERE ENTERTAINMENT CO.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Continued)
The tax effects of temporary differences which give rise to significant portions of the deferred tax assets and liabilities at June 30, 2024 and 2023 are as follows:

	As of
	June 30, 2024	June 30, 2023
Deferred tax asset:
Net operating loss (“NOL”) carryforwards	$229,962	$26,684
Tax credit carryforwards	631	—
Accrued employee benefits	27,601	27,349
Restricted stock units and stock options	6,897	9,231
Right-of-use lease assets and lease liabilities, net	10,309	11,040
Investments	7,941	—
Accrued litigation	4,712	14,991
Other	12,956	3,694
Total deferred tax assets	$301,009	$92,989
Less valuation allowance	(29,219)	(30)
Net deferred tax assets	$271,790	$92,959

Deferred tax liabilities:
Intangible and other assets	$(232,923)	$(264,800)
Property and equipment	(235,676)	(105,405)
Prepaid expenses	(2,913)	(5,870)
Deferred interest	(25,447)	(12,474)
Other investments	—	(83,962)
Total deferred tax liabilities	$(496,959)	$(472,511)

Deferred tax liabilities, net	$(225,169)	$(379,552)
In assessing the realizability of deferred tax assets, management considers whether it is more likely than not that some portion or all of the deferred tax assets will not be realized. The Company’s ability to realize its deferred tax assets depends upon the generation of sufficient future taxable income to allow for the utilization of its federal net operating loss carryforward and its future deductible temporary differences. As of June 30, 2024, based on current facts and circumstances, management believes that it is more likely than not that the Company will not realize its deferred tax assets related to foreign NOLs. The Company will continue to assess the realizability of its deferred tax assets on a quarterly basis.
The federal NOL carryforward as of June 30, 2024 was approximately $927,000 and is carried forward indefinitely.
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
The Company does not have any recorded tax benefit for uncertain tax positions as of June 30, 2024 and 2023.
Income tax payments (refunds), net, were $18,649, $7,288 and $(1,014) for Fiscal Years 2024, 2023 and 2022, respectively.
Note 18. Related Party Transactions
As of June 30, 2024, certain members of the Dolan family, including certain trusts for the benefit of members of the Dolan family (collectively, the “Dolan Family Group”), for purposes of Section 13(d) of the Securities Exchange Act of 1934, as amended, collectively beneficially owned 100% of the Company’s outstanding Class B Common Stock and approximately 6.5% of the Company’s outstanding Class A Common Stock (inclusive of options exercisable within 60 days of June 30, 2024). Such shares of Class A Common Stock and Class B Common Stock, collectively, represent approximately 72.3% of the aggregate voting power of

SPHERE ENTERTAINMENT CO.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Continued)
Company’s outstanding common stock. Members of the Dolan family are also the controlling stockholders of MSG Entertainment, MSG Sports and AMC Networks Inc. (“AMC Networks”).
Related Party Arrangements Following the MSGE Distribution
The Company is party to the following agreements and/or arrangements with MSG Entertainment and MSG Sports, as applicable:
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
•Arrangements with (i) MSG Entertainment, pursuant to which MSG Entertainment provides certain sponsorship-related account management services to the Company in exchange for service fees, and (ii) MSG Sports, pursuant to which MSG Sports provides certain business operations services to the Company in exchange for service fees;
•Arrangements with MSG Sports and MSG Entertainment pursuant to which the Company has certain sponsorship rights;
•Arrangements with MSG Entertainment and MSG Sports, pursuant to which (i) the Company has the right to lease on a “time-sharing” basis certain aircraft to which the MSG Entertainment has access, (ii) the Company has the right to dry lease certain aircraft leased by MSG Sports and (iii) MSG Entertainment provides certain aircraft support services. The Company, MSG Entertainment, and MSG Sports have agreed to allocate expenses in connection with the use by each company (or their executives) of aircraft leased by MSG Entertainment and MSG Sports; and
•Other agreements with MSG Sports entered into in connection with the 2020 Entertainment Distribution such as a distribution agreement, a tax disaffiliation agreement, an employee matters agreement, and certain other arrangements.
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
Prior to April 1, 2024, the Company was also party to arrangements with MSG Sports, pursuant to which MSG Sports provided certain sponsorship services to the Company in exchange for service fees. Following the MSGE Distribution, the Company was also party to the DDTL Facility with MSG Entertainment that provided for a $65,000 senior unsecured delayed draw term loan facility. The DDTL Facility was fully drawn on July 14, 2023, and on August 9, 2023, the Company repaid all amounts outstanding under the DDTL Facility (including accrued interest and commitment fees) using a portion of the MSGE Retained Interest. See Note 13. Credit Facilities and Convertible Notes for more information.
From time to time the Company enters into arrangements with 605, LLC. Kristin Dolan, a director of the Company and the spouse of James L. Dolan, the Executive Chairman and Chief Executive Officer of the Company, founded and was the Chief Executive Officer of 605, an audience measurement and data analytics company in the media and entertainment industries, until February 2023. On September 13, 2023, 605 was sold to iSpot.tv, and James L. Dolan and Kristin A. Dolan now hold a minority interest in iSpot.tv. As a result, from and after September 13, 2023, 605 is no longer considered to be a related party.
The Company has also entered into certain commercial agreements with its equity method investment nonconsolidated affiliates in connection with Sphere. For Fiscal Years 2024, 2023 and 2022 the Company recorded $8,311, $93,823, and $121,115 respectively, of capital expenditures in connection with services provided to the Company under these agreements. The Company recorded commission expense of $5,618 for the year ended June 30, 2024, and did not record any commission expense for the years ended June

SPHERE ENTERTAINMENT CO.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Continued)
30, 2023 and 2022, in connection with sponsorship sales services provided under certain of these arrangements. As of June 30, 2024, 2023 and 2022 accrued capital expenditures associated with related parties were $17,712, $13,412, and $25,028 respectively, and were reported in Accrued and other current liabilities in the accompanying consolidated balance sheets. As of June 30, 2024 prepaid expenses associated with related parties were $1,882 and were reported in Prepaid expenses and other current assets in the accompanying consolidated balance sheets. As of June 30, 2023 there were no prepaid expenses associated with related parties reported in the accompanying consolidated balance sheets.
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
The Company also shared certain executive support costs, including office space, executive assistants, security and transportation costs, for (i) the Company’s Executive Chairman and Chief Executive Officer with MSG Sports and (ii) the Company’s Vice Chairman with MSG Sports and AMC Networks. Prior to April 1, 2022, the Company also shared costs for the Company’s former President with MSG Sports. Following the MSGE Distribution, the Company also shares these expenses with MSG Entertainment. See “— Related Party Arrangements Following the MSGE Distribution.”
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

SPHERE ENTERTAINMENT CO.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Continued)
In addition to the aircraft arrangements described above, certain executives of the Company were party to aircraft time sharing agreements, pursuant to which the Company had agreed from time to time to make certain aircraft available for lease on a “time sharing” basis for personal use in exchange for payment of actual expenses of the flight (as listed in the agreement).
Revenues and Operating Expenses
The following table summarizes the composition and amounts of the transactions with the Company’s related parties. The significant components of these amounts are discussed below. These amounts are reflected in revenues and operating expenses in the accompanying consolidated statements of operations for Fiscal Years 2024, 2023 and 2022:

	Years Ended June 30,
	2024	2023	2022
Revenues	$3,585	$2,079	$1,220
Operating (expenses) credits:
Media rights fees	$(175,462)	$(172,581)	$(163,131)
Cost reimbursement from MSG Sports - MSG Sports Services Agreement	—	29,836	38,254
Corporate general and administrative expenses, net - MSGE TSA (a)	(110,966)	(27,494)	—
Origination, master control and technical services	(5,079)	(4,982)	(4,880)
Other operating expenses, net (b)	(18,017)	(261)	(952)
Total operating expenses, net (c)	$(309,524)	$(175,482)	$(130,709)
_________________
(a)    Included in the year ended June 30, 2024, Corporate general and administrative expenses, net - MSGE TSA is $3,363 related to Restructuring charges for employees who provided services to the Company under the MSGE TSA.
(b)    Other operating expenses, net, includes CPC commission expenses, reimbursements to MSG Entertainment for professional and payroll fees, and charges relating to aircraft arrangements described above.
(c)    Of the total operating (expenses) credits, net, $(182,051), $(206,804) and $(167,928) for Fiscal Years 2024, 2023 and 2022, respectively, are included in direct operating expenses in the accompanying consolidated statements of operations, and $(127,473), $31,322 and $37,219 for Fiscal Years 2024, 2023 and 2022, respectively, are included in selling, general and administrative expenses.
Note 19. Segment Information
As of June 30, 2024, the Company was comprised of two reportable segments: Sphere and MSG Networks. The Company takes into account whether two or more operating segments can be aggregated together as one reportable segment as well as the type of discrete financial information that is available and regularly reviewed by its Chief Operating Decision Maker.
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
The Company evaluates segment performance based on several factors, of which the key financial measure is adjusted operating income (loss), a non-GAAP financial measure. We define adjusted operating income (loss) as operating income (loss) excluding:
(i) depreciation, amortization and impairments of property and equipment, goodwill and intangible assets,
(ii) amortization for capitalized cloud computing arrangement costs,
(iii) share-based compensation expense,
(iv) restructuring charges or credits,
(v) merger and acquisition-related costs, net of insurance recoveries,
(vi) gains or losses on sales or dispositions of businesses and associated settlements,
(vii) the impact of purchase accounting adjustments related to business acquisitions, and
(viii) gains and losses related to the remeasurement of liabilities under the Company’s Executive Deferred Compensation Plan (which was established in November 2021).
The Company believes that the exclusion of share-based compensation expense or benefit allows investors to better track the performance of the Company’s business without regard to the settlement of an obligation that is not expected to be made in cash. The Company eliminates merger and acquisition-related costs, when applicable, because the Company does not consider such costs to be

SPHERE ENTERTAINMENT CO.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Continued)
indicative of the ongoing operating performance of the Company as they result from an event that is of a non-recurring nature, thereby enhancing comparability. In addition, management believes that the exclusion of gains and losses related to the remeasurement of liabilities under the Company’s Executive Deferred Compensation Plan provides investors with a clearer picture of the Company’s operating performance given that, in accordance with GAAP, gains and losses related to the remeasurement of liabilities under the Company’s Executive Deferred Compensation Plan are recognized in Operating loss (income) whereas gains and losses related to the remeasurement of the assets under the Company’s Executive Deferred Compensation Plan, which are equal to and therefore fully offset the gains and losses related to the remeasurement of liabilities, are recognized in Other income (expense), net, which is not reflected in Operating loss (income).
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
Information as to the operations of the Company’s reportable segments is set forth below.

	Year Ended June 30, 2024
	Sphere	MSG Networks	Total
Revenues	$497,159	$529,730	$1,026,889
Direct operating expenses	(205,307)	(342,517)	(547,824)
Selling, general and administrative expenses	(393,039)	(39,814)	(432,853)
Depreciation and amortization	(248,248)	(8,246)	(256,494)
Impairment and other losses, net	(121,473)	—	(121,473)
Restructuring charges	(9,476)	(10)	(9,486)
Operating (loss) income	(480,384)	139,143	(341,241)
Interest income			25,687
Interest expense			(79,868)
Other income, net			35,197
Loss from operations before income taxes			$(360,225)

Reconciliation of operating (loss) income to adjusted operating (loss) income:
Operating (loss) income	$(480,384)	$139,143	$(341,241)
Add back:
Share-based compensation	40,514	6,330	46,844
Depreciation and amortization	248,248	8,246	256,494
Restructuring charges	9,476	10	9,486
Impairment and other losses, net	121,473	—	121,473
Merger and acquisition related costs, net of insurance recoveries	(1,176)	(11,542)	(12,718)
Amortization for capitalized cloud computing costs	—	87	87
Remeasurement of deferred compensation plan liabilities	306	—	306
Adjusted operating (loss) income	$(61,543)	$142,274	$80,731

Other information:
Capital expenditures	$259,642	$6,555	$266,197

SPHERE ENTERTAINMENT CO.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Continued)

	Year Ended June 30, 2023
	Sphere	MSG Networks	Total
Revenues	$2,610	$571,221	$573,831
Direct operating expenses	(5,545)	(336,666)	(342,211)
Selling, general and administrative expenses	(325,660)	(126,482)	(452,142)
Depreciation and amortization	(24,048)	(6,668)	(30,716)
Impairment and other gains (losses), net	6,229	(109)	6,120
Restructuring charges	(23,136)	(4,788)	(27,924)
Operating (loss) income	(369,550)	96,508	(273,042)
Interest income			11,585
Interest expense			—
Other income, net			536,887
Income from operations before income taxes			$275,430

Reconciliation of operating (loss) income to adjusted operating (loss) income:
Operating (loss) income	$(369,550)	$96,508	$(273,042)
Add back:
Share-based compensation	36,188	6,419	42,607
Depreciation and amortization	24,048	6,668	30,716
Restructuring charges	23,136	4,788	27,924
Impairment and other (gains) losses, net	(6,229)	109	(6,120)
Merger and acquisition related costs	(189)	55,236	55,047
Amortization for capitalized cloud computing costs	—	161	161
Remeasurement of deferred compensation plan liabilities	187	—	187
Adjusted operating (loss) income	$(292,409)	$169,889	$(122,520)

Other information:
Capital expenditures	$1,025,700	$9,185	$1,034,885

SPHERE ENTERTAINMENT CO.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Continued)

	Year Ended June 30, 2022
	Sphere	MSG Networks	Total
Revenues	$1,900	$608,155	$610,055
Direct operating expenses	—	(320,278)	(320,278)
Selling, general and administrative expenses	(293,664)	(126,129)	(419,793)
Depreciation and amortization	(13,168)	(9,394)	(22,562)
Impairment and other gains	245	—	245
Restructuring charges	(12,952)	(452)	(13,404)
Operating (loss) income	(317,639)	151,902	(165,737)
Interest income			3,575
Interest expense			—
Other expense, net			(5,518)
Loss from operations before income taxes			$(167,680)

Reconciliation of operating (loss) income to adjusted operating (loss) income:
Operating (loss) income	$(317,639)	$151,902	(165,737)
Add back:
Share-based compensation	39,668	17,092	56,760
Depreciation and amortization	13,168	9,394	22,562
Restructuring charges	12,952	452	13,404
Impairment and other gains	(245)	—	(245)
Merger and acquisition related costs	20,834	27,683	48,517
Amortization for capitalized cloud computing costs	95	176	271
Adjusted operating (loss) income	$(231,167)	$206,699	$(24,468)

Other information:
Capital expenditures	$717,093	$3,673	$720,766
Accounts receivable, net on the accompanying consolidated balance sheets as of June 30, 2024 and 2023 included amounts due from the following individual customers, substantially derived from the MSG Networks segment, which accounted for the noted percentages of the gross balance:

	As of June 30,
	2024	2023
Customer A	10%	23%
Customer B	10%	22%
Customer C	N/A	17%
Revenues in the accompanying consolidated statements of operations for Fiscal Years 2024, 2023 and 2022 included amounts from the following individual customers, primarily derived from the MSG Networks segment, which accounted for the noted percentages of the total:

	Years Ended June 30,
	2024	2023	2022
Customer 1	14%	26%	27%
Customer 2	13%	26%	26%
Customer 3	10%	21%	21%
As of June 30, 2024, the Company employed approximately 3,100 full-time and part-time employees, of which approximately 18% are subject to CBAs. Approximately 5% are subject to CBAs that expired as of June 30, 2024 and approximately 39% are subject to CBAs that will expire by June 30, 2025, if they are not extended prior thereto.

SPHERE ENTERTAINMENT CO.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Continued)
Note 20. Additional Financial Information
The following table provides a summary of the amounts recorded as cash and cash equivalents, and restricted cash as of June 30, 2024 and 2023:

	As of June 30,
	2024	2023
Cash and cash equivalents	$559,757	$131,965
Restricted cash	$13,476	$297,149
Total Cash and cash equivalents, and restricted cash	$573,233	$429,114
The Company’s cash equivalents consist of money market accounts, time deposits and U.S. treasury bills of $367,900 and $108,701 as of June 30, 2024 and 2023, respectively. Cash, cash equivalents, and restricted cash are measured at fair value within Level I of the fair value hierarchy on a recurring basis using observable inputs that reflect quoted prices for identical assets in active markets. The Company’s restricted cash includes cash deposited in escrow accounts. The Company has deposited cash in interest-bearing escrow accounts related to credit support, debt facilities, and collateral to its workers compensation and general liability insurance obligations.
Prepaid expenses and other current assets as of June 30, 2024 and 2023 consisted of the following:

	As of June 30,
	2024	2023
Prepaid expenses	$30,864	$23,450
Note and other receivables	3,866	21,453
Inventory	11,893	—
Current deferred production costs	2,094	6,524
Other	6,138	4,658
Total prepaid expenses and other current assets	$54,855	$56,085
Accounts payable, accrued, and other current liabilities as of June 30, 2024 and 2023 consisted of the following:

	As of June 30,
	2024	2023
Accounts payable	$18,875	$39,654
Accrued payroll and employee related liabilities	85,766	75,579
Cash due to promoters	72,577	73,611
Capital expenditure accruals	156,234	236,593
Accrued legal fees	20,876	53,857
Other accrued expenses	62,759	36,437
Total accounts payable, accrued, and other current liabilities	$417,087	$515,731
Other income (expense), net for Fiscal Years 2024, 2023 and 2022 included the following:

	Years Ended June 30,
	2024	2023	2022
Realized and unrealized (loss) gain on MSGE Retained Interest, see Note 7 for further detail	$(19,027)	$545,715	$—
Gain on litigation settlement	62,647	—	—
Unrealized gain on equity investments without readily determinable fair value	—	1,969	—
Loss on equity method investments	(6,677)	(8,184)	(4,863)
Other	(1,746)	(2,613)	(655)
Total other income (expense), net	$35,197	$536,887	$(5,518)

SPHERE ENTERTAINMENT CO.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Continued)
Note 21. Interim Condensed Financial Information (Unaudited)
The following is a summary of the Company’s selected quarterly financial data for Fiscal Years 2024 and 2023:

	Three Months Ended
	September 30,	December 31,	March 31,	June 30,
	2023	2023	2024	2024
Revenues	$118,007	$314,157	$321,330	$273,395
Operating expenses	(187,796)	(473,839)	(361,723)	(344,772)
Operating loss	$(69,789)	$(159,682)	$(40,393)	$(71,377)
Net income (loss) from continuing operations	$67,072	$(173,248)	$(47,240)	$(71,217)
Net (loss) income from discontinued operations, net of taxes	$(647)	$—	$—	$24,631
Net income (loss) attributable to Sphere Entertainment Co.’s stockholders	$66,425	$(173,248)	$(47,240)	$(46,586)

Continuing Operations
Basic earnings (loss) per common share attributable to Sphere Entertainment Co.’s stockholders	$1.92	$(4.91)	$(1.33)	$(2.00)
Diluted earnings (loss) per common share attributable to Sphere Entertainment Co.’s stockholders	$1.90	$(4.91)	$(1.33)	$(2.00)
Discontinued Operations
Basic (loss) earnings per common share attributable to Sphere Entertainment Co.’s stockholders	$(0.02)	$—	$—	$0.69
Diluted (loss) earnings per common share attributable to Sphere Entertainment Co.’s stockholders	$(0.01)	$—	$—	$0.69

	Three Months Ended
	September 30,	December 31,	March 31,	June 30,
	2022	2022	2023	2023
Revenues	$123,129	$159,541	$162,062	$129,099
Operating expenses	(174,184)	(209,276)	(263,968)	(199,445)
Operating loss	$(51,055)	$(49,735)	$(101,906)	$(70,346)
Net (loss) income from continuing operations	$(46,303)	$(27,308)	$(113,998)	$359,636
Net income from discontinued operations	$2,260	$97,865	$55,443	$178,085
Net (loss) income	$(44,043)	$70,557	$(58,555)	$537,721
Less: Net income (loss) attributable to redeemable noncontrolling interests from discontinued operations	1,124	3,029	(1,492)	1,264
Less: Net loss attributable to nonredeemable noncontrolling interests from discontinued operations	(410)	(56)	(216)	(335)
Net (loss) income attributable to Sphere Entertainment Co.’s stockholders	$(44,757)	$67,584	$(56,847)	$536,792

Continuing Operations
Basic (loss) earnings per common share attributable to Sphere Entertainment Co.’s stockholders	$(1.35)	$(0.79)	$(3.28)	$10.34
Diluted (loss) earnings per common share attributable to Sphere Entertainment Co.’s stockholders	$(1.35)	$(0.79)	$(3.28)	$10.21
Discontinued Operations
Basic earnings per common share attributable to Sphere Entertainment Co.’s stockholders	$0.05	$2.74	$1.65	$5.09
Diluted earnings per common share attributable to Sphere Entertainment Co.’s stockholders	$0.05	$2.74	$1.65	$5.03