Form 10-Q
period 2024-09-30
Sphere Entertainment Co.
filed 2024-11-12
CIK 1795250

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
____________________
FORM 10-Q
________________________
(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2024
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). ☐ Yes ☑ No
Number of shares of common stock outstanding as of October 31, 2024:

Class A Common Stock par value $0.01 per share	—	28,926,507
Class B Common Stock par value $0.01 per share	—	6,866,754

SPHERE ENTERTAINMENT CO.

PART I – FINANCIAL INFORMATION
Item 1. Financial Statements
SPHERE ENTERTAINMENT CO.
CONDENSED CONSOLIDATED BALANCE SHEETS (UNAUDITED)
(in thousands, except per share data)

	As of
	September 30,	June 30,
	2024	2024
ASSETS
Current Assets:
Cash, cash equivalents, and restricted cash	$553,217	$573,233
Accounts receivable, net	114,645	228,230
Related party receivables, current	12,102	9,377
Prepaid expenses and other current assets	56,087	54,855
Total current assets	736,051	865,695
Non-Current Assets:
Investments	31,395	30,728
Property and equipment, net	3,092,449	3,158,420
Right-of-use lease assets	103,227	106,468
Goodwill	470,152	470,152
Intangible assets, net	30,141	31,940
Other non-current assets	129,254	124,489
Total assets	$4,592,669	$4,787,892
LIABILITIES AND EQUITY
Current Liabilities:
Accounts payable, accrued and other current liabilities	$371,877	$417,087
Related party payables, current	10,180	8,200
Current portion of long-term debt, net	829,091	849,437
Operating lease liabilities, current	20,763	18,548
Deferred revenue	83,515	80,404
Total current liabilities	1,315,426	1,373,676
Non-Current Liabilities:
Long-term debt, net	523,420	522,735
Operating lease liabilities, non-current	124,806	128,022
Deferred tax liabilities, net	192,588	225,169
Other non-current liabilities	122,255	122,738
Total liabilities	2,278,495	2,372,340
Commitments and contingencies (see Note 9)
Equity:
Class A Common Stock (a)	289	285
Class B Common Stock (b)	69	69
Additional paid-in capital	2,411,769	2,410,378
(Accumulated deficit) retained earnings	(93,896)	11,387
Accumulated other comprehensive loss	(4,057)	(6,567)
Total stockholders’ equity	2,314,174	2,415,552
Total liabilities and equity	$4,592,669	$4,787,892
__________________
(a)    Class A Common Stock, $0.01 par value per share, 120,000 shares authorized; 28,905 and 28,493 shares issued and outstanding as of September 30, 2024 and June 30, 2024, respectively.
(b)    Class B Common Stock, $0.01 par value per share, 30,000 shares authorized; 6,867 shares issued and outstanding as of September 30, 2024 and June 30, 2024.

See accompanying notes to the unaudited condensed consolidated financial statements.

SPHERE ENTERTAINMENT CO.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)
(in thousands, except per share data)

	Three Months Ended
	September 30,
	2024	2023
Revenues (a)	$227,913	$118,007
Direct operating expenses (a)	(139,696)	(84,499)
Selling, general, and administrative expenses (a)	(118,977)	(87,144)
Depreciation and amortization	(81,913)	(14,259)
Impairment and other (losses) gains, net	(4,033)	1,497
Restructuring charges	(913)	(3,391)
Operating loss	(117,619)	(69,789)
Interest income	7,039	4,378
Interest expense	(26,974)	—
Other (expense) income, net	(695)	42,196
Loss from continuing operations before income taxes	(138,249)	(23,215)
Income tax benefit	32,966	90,287
(Loss) income from continuing operations	(105,283)	67,072
Loss from discontinued operations, net of taxes	—	(647)
Net (loss) income	(105,283)	66,425

Basic (loss) earnings per common share
Continuing operations	$(2.95)	$1.92
Discontinued operations	—	(0.02)
Basic (loss) earnings per common share attributable to Sphere Entertainment Co.’s stockholders	$(2.95)	$1.90

Diluted (loss) earnings per common share
Continuing operations	$(2.95)	$1.90
Discontinued operations	—	(0.01)
Diluted (loss) earnings per common share attributable to Sphere Entertainment Co.’s stockholders	$(2.95)	$1.89

Weighted-average number of common shares outstanding:
Basic	35,663	34,911
Diluted	35,663	35,226
_________________
(a)    See Note 14. Related Party Transactions, for further information on related party revenues and expenses.
See accompanying notes to the unaudited condensed consolidated financial statements.

SPHERE ENTERTAINMENT CO.
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE (LOSS) INCOME (UNAUDITED)
(in thousands)

	Three Months Ended
	September 30,
	2024	2023
Net (loss) income	$(105,283)	$66,425
Other comprehensive income (loss), before income taxes:
Amortization of net actuarial loss and prior service credit included in net periodic benefit cost, net	(53)	(241)
Cumulative translation adjustments	3,461	(7,919)
Other comprehensive income (loss), before income taxes	3,408	(8,160)
Income tax (expense) benefit	(898)	2,115
Other comprehensive income (loss), net of income taxes	2,510	(6,045)
Comprehensive (loss) income	$(102,773)	$60,380

See accompanying notes to the unaudited condensed consolidated financial statements.

SPHERE ENTERTAINMENT CO.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)
(in thousands)

	Three Months Ended
	September 30,
	2024	2023
OPERATING ACTIVITIES:
Net (loss) income	$(105,283)	$66,425
Adjustments to reconcile net (loss) income to net cash provided by (used in) operating activities:
Depreciation and amortization	81,913	14,259
Impairments and other losses (gains), net	4,033	(1,497)
Amortization of debt discount and deferred financing costs	964	1,085
Amortization of deferred production content	6,185	—
Deferred income tax benefit	(33,486)	(91,585)
Share-based compensation expense	15,567	4,883
Net unrealized and realized loss on equity investments with readily determinable fair value and loss in nonconsolidated affiliates	286	20,949
Other non-cash adjustments	(130)	67
Change in assets and liabilities:
Accounts receivable, net	113,585	(1,922)
Related party receivables and payables, net	(745)	(44,128)
Prepaid expenses and other current and non-current assets	(12,113)	(25,841)
Accounts payable, accrued and other current and non-current liabilities	(41,429)	(80,124)
Deferred revenue	2,507	43,567
Right-of-use lease assets and operating lease liabilities	2,240	(779)
Net cash provided by (used in) operating activities	34,094	(94,641)
INVESTING ACTIVITIES:
Capital expenditures, net	(18,522)	(164,950)
Investments in nonconsolidated affiliates	(568)	—
Proceeds from sale of MSGE Retained Interest	—	256,501
Capitalized interest	—	(25,053)
Other investing activities	(496)	—
Net cash (used in) provided by investing activities	(19,586)	66,498
FINANCING ACTIVITIES:
Principal repayments on debt	(20,625)	—
Taxes paid in lieu of shares issued for share-based compensation	(14,997)	(14,146)
Proceeds from Delayed Draw Term Loan Facility	—	65,000
Net cash (used in) provided by financing activities	(35,622)	50,854
Effect of exchange rates on cash, cash equivalents, and restricted cash	1,098	(83)
Net (decrease) increase in cash, cash equivalents, and restricted cash	(20,016)	22,628
Cash, cash equivalents, and restricted cash at beginning of period	573,233	429,114
Cash, cash equivalents, and restricted cash at end of period	$553,217	$451,742
NON-CASH INVESTING AND FINANCING ACTIVITIES:
Capital expenditures incurred but not yet paid	$4,003	$122,393
Share-based compensation capitalized in property and equipment	$825	$906
Non-cash repayment of the Delayed Draw Term Loan Facility	$—	$65,512

See accompanying notes to the unaudited condensed consolidated financial statements.

SPHERE ENTERTAINMENT CO.
CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
(UNAUDITED)
(in thousands)

	Common Stock Issued	Additional Paid-In Capital	(Accumulated Deficit) Retained Earnings	Accumulated Other Comprehensive Loss	Total Equity
Balance as of June 30, 2024	$354	$2,410,378	$11,387	$(6,567)	$2,415,552
Net loss	—	—	(105,283)	—	(105,283)
Other comprehensive income	—	—	—	2,510	2,510
Share-based compensation	—	16,392	—	—	16,392
Tax withholding associated with shares issued for share-based compensation	4	(15,001)	—	—	(14,997)
Balance as of September 30, 2024	$358	$2,411,769	$(93,896)	$(4,057)	$2,314,174

Balance as of June 30, 2023	$347	$2,376,420	$212,036	$(4,938)	$2,583,865
Net income	—	—	66,425	—	66,425
Other comprehensive loss	—	—	—	(6,045)	(6,045)
Share-based compensation	—	5,789	—	—	5,789
Tax withholding associated with shares issued for share-based compensation	4	(14,150)	—	—	(14,146)
Balance as of September 30, 2023	$351	$2,368,059	$278,461	$(10,983)	$2,635,888

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
Sphere Entertainment Co. (together with its subsidiaries, the “Company” or “Sphere Entertainment”) is a premier live entertainment and media company comprised of two reportable segments, Sphere and MSG Networks. Sphere is a next-generation entertainment medium, and MSG Networks operates two regional sports and entertainment networks, as well as a direct-to-consumer (“DTC”) and authenticated streaming offering (which is now included in the Gotham Sports streaming product launched as part of its joint venture with YES Network.
Sphere: This segment reflects SphereTM, a next-generation entertainment medium powered by cutting-edge technologies to create multi-sensory experiences at an unparalleled scale. The Company’s first Sphere opened in Las Vegas in September 2023. The venue can accommodate up to 20,000 guests and can host a wide variety of events year-round, including The Sphere ExperienceTM, which features original immersive productions, as well as concerts and residencies from renowned artists, and marquee sports and corporate events. Production efforts are supported by Sphere StudiosTM, an immersive content studio dedicated to creating multi-sensory live and recorded entertainment experiences exclusively for Sphere. Sphere Studios is home to a team of creative, production, technology and software experts who provide full in-house creative and production services. The studio campus in Burbank includes a 68,000-square-foot development facility, as well as Big Dome, a 28,000-square-foot, 100-foot high custom dome, with a quarter-sized version of the interior display plane at Sphere in Las Vegas, that serves as a specialized screening, production facility, and lab for content at Sphere. The entire exterior surface of Sphere, referred to as the ExosphereTM, is covered with nearly 580,000 square feet of fully programmable LED paneling, creating the largest LED screen in the world — and an impactful display for artists, brands and partners. In October 2024, Sphere Entertainment and the Department of Culture and Tourism – Abu Dhabi (“DCT Abu Dhabi”) announced that they will work together to bring the world’s second Sphere to Abu Dhabi, United Arab Emirates.
MSG Networks: This segment is comprised of the Company’s regional sports and entertainment networks, MSG Network and MSG Sportsnet, as well as its DTC and authenticated streaming offering, MSG+ (which is now included in the Gotham Sports streaming product launched as part of MSG Networks’ joint venture with YES Network). MSG Networks serves the New York designated market area, as well as other portions of New York, New Jersey, Connecticut and Pennsylvania and features a wide range of sports content, including exclusive live local games and other programming of the New York Knicks (the “Knicks”) of the National Basketball Association (the “NBA”) and the New York Rangers (the “Rangers”), New York Islanders, New Jersey Devils and Buffalo Sabres of the National Hockey League (the “NHL”), as well as significant coverage of the New York Giants and the Buffalo Bills of the National Football League.
The Company (formerly Madison Square Garden Entertainment Corp.) was incorporated on November 21, 2019 as a direct, wholly-owned subsidiary of Madison Square Garden Sports Corp. (“MSG Sports”). On April 17, 2020, MSG Sports distributed all outstanding common stock of the Company to MSG Sports’ stockholders. On April 20, 2023 (the “MSGE Distribution Date”), the Company distributed approximately 67% of the outstanding common stock of Madison Square Garden Entertainment Corp. (“MSG Entertainment”) to its stockholders (the “MSGE Distribution”), with the Company retaining approximately 33% of the outstanding common stock of MSG Entertainment (in the form of MSG Entertainment Class A common stock) immediately following the MSGE Distribution (the “MSGE Retained Interest”). Following the sales of portions of the MSGE Retained Interest and the repayment of a delayed draw term loan with MSG Entertainment (the “Delayed Draw Term Loan Facility”) using a portion of the MSGE Retained Interest, the Company no longer holds any of the outstanding common stock of MSG Entertainment.
Basis of Presentation
The Company has historically reported on a fiscal year basis ending on June 30th. In these unaudited condensed consolidated financial statements, the fiscal years ending or ended June 30, 2025, 2024, and 2023, respectively are referred to as “Fiscal Year 2025”, “Fiscal Year 2024,” and “Fiscal Year 2023,” respectively. On June 26, 2024, the Board of Directors of the Company approved a change in the Company’s fiscal year-end from June 30 to December 31, effective December 31, 2024. The Company plans to report its financial results for the six-month transition period of July 1, 2024 through December 31, 2024 on an Annual Report on Form 10-K/T and to thereafter file reports for the twelve-month periods ending December 31 of each year, beginning with the twelve-month period ending December 31, 2025.
The accompanying condensed consolidated financial statements have been prepared in accordance with U.S. generally accepted accounting principles (“GAAP”) for interim financial information and the instructions of Rule 10-01 of Regulation S-X of the Securities and Exchange Commission (the “SEC”), and should be read in conjunction with the Company’s audited consolidated

SPHERE ENTERTAINMENT CO.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
(continued)
financial statements and notes thereto as of June 30, 2024 and 2023 and for the three years ended June 30, 2024, 2023 and 2022 (the “Audited Consolidated Annual Financial Statements”) included in the Company’s Annual Report on Form 10-K for the fiscal year ended June 30, 2024 filed with the SEC on August 14, 2024 (the “2024 Form 10-K”).
In the opinion of the Company, the accompanying condensed consolidated financial statements contain all adjustments, consisting of only normal recurring adjustments, necessary for a fair presentation of the Company’s financial position as of September 30, 2024 and its results of operations for the three months ended September 30, 2024 and 2023, and cash flows for the three months ended September 30, 2024 and 2023. The condensed consolidated financial statements and the accompanying notes as of September 30, 2024 were derived from audited annual consolidated financial statements but do not contain all of the footnote disclosures from the audited annual consolidated financial statements.
The results of operations for the periods presented are not necessarily indicative of the results that might be expected for future interim periods or for the full year. Our MSG Networks segment earns a higher share of its annual revenues in the quarters ending December 31 and March 31 as a result of MSG Networks’ advertising revenue being largely derived from the sale of inventory in its live NBA and NHL professional sports programming.
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
Discontinued Operations
For the three months ended September 30, 2023, the Company recognized a loss from discontinued operations of $647, net of $294 of income tax benefit, related to the final purchase price adjustment from the sale of the Company’s 66.9% majority interest in TAO Group Sub-Holdings LLC. For the three months ended September 30, 2024, the Company did not recognize any loss or income from discontinued operations. See Note 1. Description of Business and Basis of Presentation and Note 3. Discontinued Operations, to the Audited Consolidated Annual Financial Statements included in the 2024 Form 10-K, for more information.
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

SPHERE ENTERTAINMENT CO.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
(continued)
As of September 30, 2024, the Company’s unrestricted cash and cash equivalents balance was $539,630, as compared to $559,757 as of June 30, 2024. Included in unrestricted cash and cash equivalents as of September 30, 2024 was (1) $158,022 in advance cash proceeds primarily from ticket sales, a majority of which the Company expects to pay to artists and promoters, and (2) $126,303 of cash and cash equivalents at MSG Networks, which are not available for distribution to the Company in order to maintain compliance with the covenants under the MSG Networks Credit Facilities (as defined below) (which, for the avoidance of doubt, remain available to be used in connection with the refinancing of such facilities as discussed below). In addition, as of September 30, 2024, the Company had $371,877 of accounts payable, accrued and other current liabilities, including $148,578 of capital expenditure accruals primarily related to Sphere construction (a significant portion of which is in dispute and which the Company does not expect to pay).
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
Our ability to have sufficient liquidity to fund our operations and refinance our indebtedness is dependent on the ability of Sphere to generate significant positive cash flow. Although Sphere has been embraced by guests, artists, promoters, advertisers and marketing partners, and we anticipate that Sphere will generate substantial revenue and adjusted operating income on an annual basis over time, there can be no assurance that guests, artists, promoters, advertisers and marketing partners will continue to embrace this new platform. Original immersive productions, such as Postcard From Earth and V-U2 An Immersive Concert Film, have not been previously pursued on the scale of Sphere, which increases the uncertainty of our operating expectations. To the extent that our efforts do not result in viable shows, or to the extent that any such productions do not achieve expected levels of popularity among audiences, we may not generate the cash flows from operations necessary to fund our operations. To the extent we do not realize expected cash flows from operations from Sphere, we would have to take several actions to improve our financial flexibility and preserve liquidity, including significant reductions in both labor and non-labor expenses as well as reductions and/or deferrals in capital spending. Therefore, while we currently believe we will have sufficient liquidity from cash and cash equivalents and cash flows from operations (including expected cash flows from operations from Sphere) to fund our operations, no assurance can be provided that our liquidity will be sufficient in the event any of the preceding uncertainties facing Sphere are realized over the next 12 months beyond the issuance date.
The principal balance of the Company’s total debt outstanding as of September 30, 2024 was $1,362,875, including $829,125 of debt under the MSG Networks Credit Facilities (as defined under Note 10. Credit Facilities and Convertible Notes) which is classified as short-term on the condensed consolidated balance sheets. Prior to maturity of the MSG Networks Credit Facilities, in September 2024, MSG Networks made a $20,625 required quarterly amortization payment. The remaining outstanding borrowings under the MSG Networks Credit Facilities of $829,125 matured on October 11, 2024 (the “Maturity Date”) and an event of default occurred under the MSGN Credit Agreement due to MSGN L.P.’s failure to make payment on the outstanding principal amount. On October 11, 2024, MSGN L.P. and the MSGN Guarantors (as defined under Note 10. Credit Facilities and Convertible Notes) entered into a Forbearance Agreement (as amended or supplemented from time to time, the “Forbearance Agreement”) with JPMorgan Chase Bank, N.A., as administrative agent, and certain lenders (the “Supporting Lenders”) under the MSGN Credit Agreement. Subject to the terms of the Forbearance Agreement, the Supporting Lenders agreed to forbear, during the Forbearance Period (as defined below), from exercising certain of their available remedies under the MSGN Credit Agreement with respect to or arising out of MSGN L.P.’s failure to make payment on the outstanding principal amount under the MSGN Term Loan Facility on the Maturity Date. The forbearance period (the “Forbearance Period”) under the Forbearance Agreement was initially scheduled to expire on November 8, 2024 and has been extended to expire on the earlier to occur of (a) November 26, 2024, or such later date agreed to by MSGN L.P. and the Supporting Lenders that hold a majority in principal amount of term loans held by all Supporting Lenders under the MSGN Term Loan Facility and (b) the date on which any Termination Event (as defined in the Forbearance Agreement) occurs. See Note 10. Credit Facilities and Convertible Notes. MSG Networks will be unable to settle the remaining outstanding borrowings under the MSG Networks Credit Facilities prior to the expiration of the Forbearance Period absent action taken by management to refinance the outstanding borrowings.
As of the issuance date, MSG Networks continues to pursue a work-out of the MSG Networks Credit Facilities with its syndicate of lenders. The Company has been advised that a cash equity contribution from Sphere Entertainment Group, LLC (“Sphere Entertainment Group”) to MSG Networks will be required in connection with a work-out. If a contribution is made, it is not expected to adversely impact Sphere Entertainment Co.’s ability to fund its operations.

SPHERE ENTERTAINMENT CO.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
(continued)
As disclosed in Note 10. Credit Facilities and Convertible Notes, all of the outstanding borrowings under the MSG Networks Credit Facilities are guaranteed by the MSGN Guarantors and secured by the MSGN Collateral (each as defined under Note 10. Credit Facilities and Convertible Notes). In the event MSG Networks is unable to successfully refinance the MSG Networks Credit Facilities prior to the end of the Forbearance Period (subject to any extensions thereof), the lenders could exercise their remedies under the MSG Networks Credit Facilities, which would include, but not be limited to, declaring an event of default and foreclosing on the MSGN Collateral. MSG Networks and its subsidiaries could also seek bankruptcy protection prior to the lenders exercising their rights under the MSG Networks Credit Facilities. However, as of the issuance date, MSG Networks and its subsidiaries do not intend to seek such bankruptcy protection. Sphere Entertainment Co., Sphere Entertainment Group and the subsidiaries of Sphere Entertainment Group (collectively, the “Non-Credit Parties”) are not legally obligated to fund the outstanding borrowings under the MSG Networks Credit Facilities, nor are the assets of the Non-Credit Parties pledged as security under the MSG Networks Credit Facilities. In the event of an exercise of post-default rights and remedies, the Company believes the lenders would have no remedies or recourse against the Non-Credit Parties pursuant to the terms of the MSG Networks Credit Facilities. While this condition raises substantial doubt about the Company’s ability to continue as a going concern, for the reasons stated above, we have concluded this condition has been effectively alleviated as of the issuance date by the lenders’ right to foreclose only on the MSGN Collateral.
Recently Issued and Adopted Accounting Pronouncements
Recently Issued Accounting Pronouncements
In November 2023, the Financial Accounting Standards Board (the “FASB”) issued ASU No. 2023-07, Improvement to Reportable Segment Disclosures. This ASU aims to improve segment disclosures through enhanced disclosures about significant segment expenses. The standard requires disclosure of significant expense categories and amounts for such expenses, including those segment expenses that are regularly provided to the chief operating decision maker, easily computable from information that is regularly provided, or significant expenses that are expressed in a form other than actual amounts. This standard will be effective for the Company as of and for the six month period ending December 31, 2024, and is required to be applied retrospectively to all prior periods presented in the financial statements. The Company is currently evaluating the impact of the additional disclosure requirements on the Company’s condensed consolidated financial statements.
In December 2023, the FASB issued ASU 2023-09, Improvements to Income Tax Disclosures, a final standard on improvements to income tax disclosures which applies to all entities subject to income taxes. The standard requires disaggregated information about a reporting entity’s effective tax rate reconciliation as well as information on income taxes paid. The standard is intended to benefit investors by providing more detailed income tax disclosures that would be useful in making capital allocation decisions. This standard will be effective for the Company for the annual period beginning January 1, 2025, and is required to be applied prospectively. The Company is currently evaluating the impact of the additional disclosure requirements on the Company’s condensed consolidated financial statements.
In November 2024, the FASB issued ASU 2024-03, Disaggregation of Income Statement Expenses, requiring additional disclosures about specified categories of expenses included in certain expense captions presented on the face of the income statement. This standard will be effective for the Company as of and for the annual period ending December 31, 2027, and may be applied either prospectively to financial statements issued for reporting periods after the effective date of this ASU or retrospectively to all prior periods presented in the financial statements. The Company is currently evaluating the impact of adopting this guidance on the Company’s consolidated financial statements.
Note 3. Revenue Recognition
Contracts with Customers
See Note 2. Summary of Significant Accounting Policies and Note 4. Revenue Recognition, to the Audited Consolidated Annual Financial Statements included in the 2024 Form 10-K, for more information regarding the details of the Company’s revenue recognition policies. All revenue recognized in the condensed consolidated statements of operations is considered to be revenue from contracts with customers in accordance with Accounting Standards Codification (“ASC”) Topic 606, Revenue From Contracts with Customers, except for revenues from subleases that are accounted for in accordance with ASC Topic 842, Leases.

SPHERE ENTERTAINMENT CO.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
(continued)
Disaggregation of Revenue
The following tables disaggregate the Company’s revenue by major source and reportable segment based upon the timing of transfer of goods or services to the customer for the three months ended September 30, 2024 and 2023:

	Three Months Ended
	September 30, 2024
	Sphere	MSG Networks	Total
Event-related (a)	$112,346	$—	$112,346
Sponsorship, signage, ExosphereTM advertising, and suite license revenues (b)	8,476	1,314	9,790
Media related, primarily from affiliation agreements (b)	—	99,382	99,382
Other	5,482	145	5,627
Total revenues from contracts with customers	126,304	100,841	227,145
Revenues from subleases	768	—	768
Total revenues	$127,072	$100,841	$227,913

	Three Months Ended
	September 30, 2023
	Sphere	MSG Networks	Total
Event-related (a)	$4,059	$—	$4,059
Sponsorship, signage, Exosphere advertising, and suite license revenues (b)	2,560	218	2,778
Media related, primarily from affiliation agreements (b)	—	109,795	109,795
Other	431	215	646
Total revenues from contracts with customers	7,050	110,228	117,278
Revenues from subleases	729	—	729
Total revenues	$7,779	$110,228	$118,007
_________________
(a)     Event-related revenues consist of (i) ticket sales and other revenue directly related to the exhibition of the Sphere Experience, (ii) ticket sales and other ticket-related revenues to other events at our venue, (iii) venue license fees from third-party promoters, and (iv) food, beverage and merchandise sales. Event-related revenues are recognized at a point in time. As such, these revenues have been included in the same category in the tables above.
(b)     See Note 2. Summary of Significant Accounting Policies, Revenue Recognition, and Note 4. Revenue Recognition, to the Audited Consolidated Annual Financial Statements included in the 2024 Form 10-K, for further details on the pattern of recognition of sponsorship, signage, Exosphere advertising, suite licenses, and media related revenue.
In addition to the disaggregation of the Company’s revenue by major source based upon the timing of transfer of goods or services to the customer disclosed above, the following tables disaggregate the Company’s consolidated revenues by type of goods or services in accordance with the required entity-wide disclosure requirements of ASC Subtopic 280-10-50-38 to 40 and the disaggregation of revenue required disclosures in accordance with ASC Subtopic 606-10-50-5 for the three months ended September 30, 2024 and 2023:

	Three Months Ended
	September 30, 2024
	Sphere	MSG Networks	Total
Ticketing and venue license fee revenues (a)	$92,101	$—	$92,101
Sponsorship, signage, Exosphere advertising, and suite license revenues	13,258	—	13,258
Food, beverage, and merchandise revenues	16,794	—	16,794
Media networks revenues (b)	—	100,841	100,841
Other	4,151	—	4,151
Total revenues from contracts with customers	126,304	100,841	227,145
Revenues from subleases	768	—	768
Total revenues	$127,072	$100,841	$227,913

SPHERE ENTERTAINMENT CO.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
(continued)

	Three Months Ended
	September 30, 2023
	Sphere	MSG Networks	Total
Ticketing and venue license fee revenues (a)	$2,807	$—	$2,807
Sponsorship, signage, Exosphere advertising, and suite license revenues	2,900	—	2,900
Food, beverage, and merchandise revenues	1,343	—	1,343
Media networks revenues (b)	—	110,228	110,228
Total revenues from contracts with customers	7,050	110,228	117,278
Revenues from subleases	729	—	729
Total revenues	$7,779	$110,228	$118,007
_________________
(a)    Amounts include ticket sales, other ticket-related revenue, and venue license fees from the Company’s events such as (i) concerts, (ii) The Sphere Experience and (iii) other live entertainment and sporting events.
(b)    Primarily consists of affiliation fees from cable, satellite, fiber-optic and other platforms that distribute MSG Networks’ programming and, to a lesser extent, advertising revenues through the sale of commercial time and other advertising inventory during MSG Networks programming.
Contract Balances
The following table provides information about contract balances from the Company’s contracts with customers as of September 30, 2024 and June 30, 2024:

	As of
	September 30,	June 30,
	2024	2024
Receivables from contracts with customers, net (a)	$114,645	$228,230
Contract assets, current (b)	1,500	1,500
Contract assets, non-current (b)	1,247	907
Deferred revenue, including non-current portion (c)	99,659	97,151
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
(c)    Revenue recognized for the three months ended September 30, 2024 relating to the deferred revenue balance as of June 30, 2024 was $33,705.

Transaction Price Allocated to the Remaining Performance Obligations
As of September 30, 2024, the Company’s remaining performance obligations were $134,332, of which 74% is expected to be recognized over the next two years and 26% of the balance is expected to be recognized thereafter. This primarily relates to performance obligations under sponsorship agreements that have original expected durations longer than one year and for which the respective consideration is not variable. In developing the estimated revenue, the Company applies the allowable practical expedient and does not disclose information about remaining performance obligations that have original expected durations of one year or less.
Note 4. Restructuring Charges
During the three months ended September 30, 2024, the Company incurred costs for termination benefits for certain executives and employees in the Sphere segment. As a result, the Company recognized restructuring charges of $913 for the three months ended September 30, 2024, which were recorded in Accounts payable, accrued and other current liabilities on the condensed consolidated balance sheets. Restructuring charges of $3,391 were recorded for the three months ended September 30, 2023, which are recorded in Accounts payable, accrued and other current liabilities, and Related party payables, current on the condensed consolidated balance sheets.

SPHERE ENTERTAINMENT CO.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
(continued)
Changes to the Company’s restructuring liability through September 30, 2024 were as follows:

Restructuring Liability
June 30, 2024	$471
Restructuring charges	913
Payments	(594)
September 30, 2024	$790
Note 5. Investments
As of September 30, 2024 and June 30, 2024, the Company’s investments consisted of the following:

		Investment As of
	Ownership Percentage as of September 30, 2024	September 30, 2024	June 30, 2024
Equity method investments:
SACO Technologies Inc.	30%	$17,918	$18,342
Crown Properties Collection LLC (“CPC”)	8%	—	60
Gotham Advanced Media and Entertainment, LLC	50%	1,248	680
Equity investments without readily determinable fair values		8,721	8,721
Other equity investments with readily determinable fair values held in trust under the Company’s Executive Deferred Compensation Plan (a)		3,508	2,925
Total investments		$31,395	$30,728
_________________
(a)    The Company’s investments with readily determinable fair values are classified within Level I of the fair value hierarchy as they are valued based on quoted prices in active markets. Refer to Note 11. Pension Plans and Other Postretirement Benefit Plan, for further detail on the Company’s Executive Deferred Compensation Plan.
The following table summarizes the realized and unrealized gain (loss) on equity investments with and without readily determinable fair values, which is reported in Other (expense) income, net, for the three months ended September 30, 2024 and 2023:

	Three Months Ended
	September 30,
	2024	2023
Unrealized gain	$157	$—
Realized loss from shares of MSG Entertainment Class A common stock sold	—	(19,027)
Total realized and unrealized gain (loss) on equity investments	$157	$(19,027)
Supplemental information on realized loss:
Shares of MSG Entertainment Class A common stock disposed (a)	—	1,923
Shares of MSG Entertainment Class A common stock sold (b)	—	8,221
Cash proceeds from shares of MSG Entertainment Class A common stock sold	$—	$256,501
_________________
(a)    Refer to Note 13. Credit Facilities and Convertible Notes, to the Audited Consolidated Annual Financial Statements, included in the 2024 Form 10-K, for further explanation of the approximately 1,923 shares disposed related to the repayment of the Delayed Draw Term Loan Facility.
(b)     The sale of approximately 8,221 shares of MSG Entertainment Class A common stock resulted in the cash proceeds from common stock sold.

SPHERE ENTERTAINMENT CO.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
(continued)
Note 6. Property and Equipment, net
As of September 30, 2024 and June 30, 2024, property and equipment, net consisted of the following:

	As of
	September 30, 2024	June 30, 2024
Land	$46,820	$44,279
Buildings	2,262,382	2,261,150
Equipment, furniture, and fixtures	1,175,448	1,163,361
Leasehold improvements	18,497	18,497
Construction in progress	542	4,142
Total property and equipment, gross	3,503,689	3,491,429
Less accumulated depreciation and amortization	(411,240)	(333,009)
Property and equipment, net	$3,092,449	$3,158,420
The property and equipment balances above include $148,578 and $156,234 of capital expenditure accruals (primarily related to Sphere construction) as of September 30, 2024 and June 30, 2024, respectively, which are reflected in Accounts payable, accrued and other current liabilities in the accompanying condensed consolidated balance sheets. See Note 2. Summary of Significant Accounting Policies, to the Audited Consolidated Annual Financial Statements included in the 2024 Form 10-K, for details on the Company’s estimated useful lives for each major category of property and equipment.
The Company recorded depreciation expense on property and equipment of $80,115 and $13,480 for the three months ended September 30, 2024 and 2023, respectively, which is recognized in Depreciation and amortization in the condensed consolidated statements of operations.
Note 7. Original Immersive Production Content
The Company’s production content costs for its original immersive productions are included within Other non-current assets in the accompanying condensed consolidated balance sheets.
As of September 30, 2024 and June 30, 2024, total deferred immersive production content costs consisted of the following:

	As of
	September 30, 2024	June 30, 2024
Production content
Released, less amortization	$58,173	$61,005
In-process	40,353	32,076
Total production content	$98,526	$93,081
The following table summarizes the Company’s amortization of production content costs, which are reported in Direct operating expenses in the accompanying condensed consolidated statements of operations for the three months ended September 30, 2024 and 2023 as follows:

	Three Months Ended
	September 30,
	2024	2023
Production content costs (a)	$6,185	$—
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

SPHERE ENTERTAINMENT CO.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
(continued)
Note 8. Goodwill and Intangible Assets
The carrying amounts of goodwill as of September 30, 2024 and June 30, 2024 were as follows:

	As of
	September 30, 2024	June 30, 2024
Sphere	$45,644	$45,644
MSG Networks	424,508	424,508
Total Goodwill	$470,152	$470,152
During the quarterly period ended September 30, 2024, the Company performed its annual impairment test of goodwill and determined that there was no impairment of goodwill identified for either of its reporting units as of the impairment test date. The Company continues to closely monitor the performance and fair value of its MSG Networks reporting unit and results of its potential work-out of the MSG Networks Credit Facilities. A significant adverse change in market factors or the business outlook for the MSG Networks reporting unit could negatively impact the fair value of our MSG Networks reporting unit and result in a goodwill impairment at that time.
The Company’s intangible assets subject to amortization as of September 30, 2024 and June 30, 2024 were as follows:

	As of
	September 30, 2024			June 30, 2024
	Gross carrying amount	Accumulated amortization	Intangible assets, net	Gross carrying amount	Accumulated amortization	Intangible assets, net
Affiliate relationships	$83,044	$(69,028)	$14,016	$83,044	$(68,249)	$14,795
Technology	15,508	(1,292)	14,216	15,508	(520)	14,988
Trade name	2,032	(169)	1,863	2,032	(68)	1,964
Other	278	(232)	46	278	(85)	193
Total	$100,862	$(70,721)	$30,141	$100,862	$(68,922)	$31,940
The Company recognized amortization expense on intangible assets of $1,798 and $779 for the three months ended September 30, 2024 and 2023, respectively, which is recognized in Depreciation and amortization in the accompanying condensed consolidated statements of operations.
Note 9. Commitments and Contingencies
Commitments
See Note 12. Commitments and Contingencies, to the Audited Consolidated Annual Financial Statements included in the 2024 Form 10-K, for details on the Company’s commitments. The Company’s commitments as of June 30, 2024 included a total of up to $2,987,030 of contract obligations (primarily related to media rights agreements from the MSG Networks segment).
During the three months ended September 30, 2024, the Company did not have any material changes in its non-cancelable contractual obligations (other than activities in the ordinary course of business). See Note 10. Credit Facilities and Convertible Notes, for details of the principal repayments required under the Company’s various credit facilities.
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

SPHERE ENTERTAINMENT CO.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
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
On March 14, 2023, the parties to the MSG Entertainment Litigation reached an agreement in principle to settle the MSG Entertainment Litigation, without admitting liability, on the terms and conditions set forth in a binding term sheet, which was incorporated into a long-form settlement agreement (the “MSGE Settlement Agreement”) that was filed with the Court on April 20, 2023. The MSGE Settlement Agreement provided for, among other things, the final dismissal of the MSG Entertainment Litigation in exchange for a settlement payment to the Company of approximately $85,000, subject to customary reduction for attorneys’ fees and expenses, in an amount to be determined by the Court. The settlement’s amount was fully funded by the other defendants’ insurers. The MSGE Settlement Agreement was approved by the Court on August 14, 2023, which constituted the final judgment in the action. A realized gain of approximately $62,600 was recognized in Other income (expense), net on the condensed consolidated statements of operations in connection with the settlement payment to the Company.
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
On April 6, 2023, the parties to the MSG Networks Litigation reached an agreement in principle to settle the MSG Networks Litigation, without admitting liability, on the terms and conditions set forth in a binding term sheet, which was incorporated into a long-form settlement agreement (the “MSGN Settlement Agreement”) that was filed with the Court on May 18, 2023. The MSGN Settlement Agreement provided for, among other things, the final dismissal of the MSG Networks Litigation in exchange for a settlement payment to the plaintiffs and the class of approximately $48,500, of which approximately $28,000 has been paid by the Company and approximately $20,500 has been paid to the plaintiffs by insurers (who agreed to advance these costs subject to final resolution of the parties’ insurance coverage dispute). The MSGN Settlement Agreement was approved by the Court on August 14, 2023, which constituted the final judgment in the action. MSG Networks Inc. has a dispute with its insurers over whether and to what extent there is insurance coverage for the settlement (and has settled with one of the insurers). As of September 30, 2024, approximately $18,000 has been accrued in Accounts payable, accrued and other current liabilities (reduced from approximately $20,500 accrued as of March 31, 2024 in connection with the aforementioned settlement). Unless MSG Networks Inc. and the remaining insurers settle that insurance dispute, it is expected to be finally resolved in a pending Delaware insurance coverage action.
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

SPHERE ENTERTAINMENT CO.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
(continued)
Note 10. Credit Facilities and Convertible Notes
The following table summarizes the presentation of the outstanding balances under the Company’s credit agreements as of September 30, 2024 and June 30, 2024:

	As of
	September 30, 2024			June 30, 2024
	Principal	Unamortized Deferred Financing Costs	Net	Principal	Unamortized Deferred Financing Costs	Net
Current portion
MSG Networks Term Loan	$829,125	$(34)	$829,091	$849,750	$(313)	$849,437
Current portion of long-term debt, net	$829,125	$(34)	$829,091	$849,750	$(313)	$849,437

	As of
	September 30, 2024				June 30, 2024
	Principal	Debt Discount	Unamortized Deferred Financing Costs	Net	Principal	Debt Discount	Unamortized Deferred Financing Costs	Net
Non-current portion
LV Sphere Term Loan Facility	$275,000	$—	$(3,515)	$271,485	$275,000	$—	$(3,788)	$271,212
3.50% Convertible Senior Notes	258,750	(5,954)	(861)	251,935	258,750	(6,314)	(913)	251,523
Long-term debt, net	$533,750	$(5,954)	$(4,376)	$523,420	$533,750	$(6,314)	$(4,701)	$522,735
MSG Networks Credit Facilities
General. MSGN Holdings, L.P. (“MSGN L.P.”), MSGN Eden, LLC, an indirect subsidiary of the Company and the general partner of MSGN L.P., Regional MSGN Holdings LLC, an indirect subsidiary of the Company and the limited partner of MSGN L.P. (collectively with MSGN Eden, LLC, the “MSGN Holdings Entities”), and certain subsidiaries of MSGN L.P. have senior secured credit facilities pursuant to a credit agreement (as amended and restated on October 11, 2019, the “MSGN Credit Agreement”) consisting of: (i) a $1,100,000 term loan facility (the “MSGN Term Loan Facility”) and (ii) until October 11, 2024, a $250,000 revolving credit facility (the “MSGN Revolving Credit Facility” and, together with the MSGN Term Loan Facility, the “MSG Networks Credit Facilities”), each with a term of five years. As of September 30, 2024, there were no borrowings or letters of credit issued and outstanding under the MSGN Revolving Credit Facility.
The MSGN Credit Agreement matured on October 11, 2024. On the Maturity Date, MSGN L.P. failed to repay the principal amount of $829,125 outstanding under the MSGN Term Loan Facility and an event of default occurred pursuant to the MSGN Credit Agreement. On the Maturity Date, all revolving credit commitments under the MSGN Revolving Credit Facility terminated.
On October 11, 2024, MSGN L.P. entered into the Forbearance Agreement by and among MSGN L.P., the guarantors identified therein, JPMorgan Chase Bank, N.A., as administrative agent, and the Supporting Lenders under the MSGN Credit Agreement. Subject to the terms of the Forbearance Agreement, the Supporting Lenders agreed to forbear, during the Forbearance Period, from exercising certain of their available remedies under the MSGN Credit Agreement with respect to or arising out of MSGN L.P.’s failure to make payment on the outstanding principal amount under the MSGN Term Loan Facility on the Maturity Date.
The Forbearance Period under the Forbearance Agreement was initially scheduled to expire on November 8, 2024 and has been extended to expire on the earlier to occur of (a) November 26, 2024, or such later date agreed to by MSGN L.P. and the Supporting Lenders that hold a majority in principal amount of term loans held by all Supporting Lenders under the MSGN Term Loan Facility and (b) the date on which any Termination Event (as defined in the Forbearance Agreement) occurs.
Interest Rates. Borrowings under the MSGN Credit Agreement bear interest at a floating rate, which at the option of MSGN L.P. may be either (i) a base rate plus an additional rate ranging from 0.25% to 1.25% per annum (determined based on a total net leverage ratio), or (ii) adjusted Term SOFR (i.e., Term SOFR plus 0.10%) plus an additional rate ranging from 1.25% to 2.25% per annum (determined based on a total leverage ratio). Upon a payment default in respect of principal, interest or other amounts due and payable under the MSGN Credit Agreement or related loan documents, default interest will accrue on all overdue amounts at an additional rate of 2.00% per annum. During the Forbearance Period, interest on all outstanding obligations under the MSGN Credit Agreement, including the unpaid principal amount of the term loan, accrue at the default rate. The interest rate on the MSGN Term Loan Facility as of September 30, 2024 was 9.00%.

SPHERE ENTERTAINMENT CO.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
(continued)
Covenants. The MSGN Credit Agreement generally requires the MSGN Holdings Entities and MSGN L.P. and its restricted subsidiaries on a consolidated basis to comply with a maximum total leverage ratio of 5.50:1.00, subject, at the option of MSGN L.P. to an upward adjustment to 6.00:1.00 during the continuance of certain events. As of September 30, 2024, the total leverage ratio was 5.39:1.00. In addition, the MSGN Credit Agreement requires a minimum interest coverage ratio of 2.00:1.00 for the MSGN Holdings Entities and MSGN L.P. and its restricted subsidiaries on a consolidated basis. As of September 30, 2024, the interest coverage ratio was 2.05:1.00.
In addition to the financial covenants discussed above, the MSGN Credit Agreement and the related security agreement (as modified in certain cases by the Forbearance Agreement) contain certain representations and warranties, affirmative covenants, and events of default. The MSGN Credit Agreement (as modified in certain cases by the Forbearance Agreement) contains significant restrictions (and in some cases prohibitions) on the ability of MSGN L.P. and its restricted subsidiaries to take certain actions as provided in (and subject to various exceptions and baskets set forth in) the MSGN Credit Agreement, including the following: (i) incurring additional indebtedness and contingent liabilities; (ii) creating liens on certain assets; (iii) making investments, loans or advances in or to other persons; (iv) paying dividends and distributions or repurchasing capital stock; (v) changing their lines of business; (vi) engaging in certain transactions with affiliates; (vii) amending specified material agreements; (viii) merging or consolidating; (ix) making certain dispositions; and (x) entering into agreements that restrict the granting of liens. The MSGN Holdings Entities are also subject to customary passive holding company covenants.
Guarantors and Collateral. All obligations under the MSGN Credit Agreement are guaranteed by the MSGN Holdings Entities and MSGN L.P.’s existing and future direct and indirect domestic subsidiaries that are not designated as excluded subsidiaries or unrestricted subsidiaries (the “MSGN Subsidiary Guarantors” and, together with the MSGN Holdings Entities, the “MSGN Guarantors”). All obligations under the MSGN Credit Agreement, including the guarantees of those obligations, are secured by certain assets of MSGN L.P. and each MSGN Guarantor (collectively, “MSGN Collateral”), including, but not limited to, a pledge of the equity interests in MSGN L.P. held directly by the MSGN Holdings Entities and the equity interests in each MSGN Subsidiary Guarantor held directly or indirectly by MSGN L.P.
LV Sphere Term Loan Facility
General. On December 22, 2022, MSG Las Vegas, LLC (“MSG LV”), an indirect, wholly-owned subsidiary of the Company, entered into a credit agreement with JP Morgan Chase Bank, N.A., as administrative agent and the lenders party thereto, providing for a five-year, $275,000 senior secured term loan facility (as amended, the “LV Sphere Term Loan Facility”).
Interest Rates. Borrowings under the LV Sphere Term Loan Facility bear interest at a floating rate, which at the option of MSG LV may be either (i) a base rate plus a margin of 3.375% per annum or (ii) adjusted Term SOFR (i.e., Term SOFR plus 0.10%) plus a margin of 4.375% per annum. The interest rate on the LV Sphere Term Loan Facility as of September 30, 2024 was 9.57%.
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

The debt service coverage ratio covenant began testing in the fiscal quarter ended December 31, 2023 on a historical basis and on a prospective basis. Both the historical and prospective debt service coverage ratios are required to be at least 1.35:1.00. As of September 30, 2024, the historical and prospective debt service coverage ratios were 7.21:1.00 and 8.50:1.00, respectively. In addition, among other conditions, MSG LV is not permitted to make distributions to Sphere Entertainment Group unless the historical and prospective debt service coverage ratios are at least 1.50:1.00. The minimum liquidity level for Sphere Entertainment Group is set at $50,000, with $25,000 required to be held in cash or cash equivalents and is tested as of the last day of each fiscal quarter based on Sphere Entertainment Group’s unencumbered liquidity, consisting of cash and cash equivalents and available lines of credit, as of such date.
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

SPHERE ENTERTAINMENT CO.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
(continued)
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
The Company used $14,309 of the net proceeds from the Offering to fund the cost of entering into the capped call transactions described below, with the remaining net proceeds from the Offering designated for general corporate purposes, including capital for Sphere-related growth initiatives. The capped call transactions met all of the applicable criteria for equity classification in accordance with ASC Subtopic 815-10-15-74(a), “Derivatives and Hedging—Embedded Derivatives—Certain Contracts Involving an Entity’s Own Equity,” and were recorded as a reduction to Equity on the Company’s condensed consolidated statements of stockholders’ equity and condensed consolidated balance sheets.
On December 8, 2023, the Company entered into an Indenture (the “Indenture”), with U.S. Bank Trust Company, National Association, as trustee (the “Trustee”), relating to the 3.50% Convertible Senior Notes. The 3.50% Convertible Senior Notes constitute a senior general unsecured obligation of the Company.
The 3.50% Convertible Senior Notes bear interest at a rate of 3.50% per year, payable semi-annually in arrears on June 1 and December 1 of each year, beginning on June 1, 2024. The 3.50% Convertible Senior Notes will mature on December 1, 2028, unless earlier redeemed, repurchased or converted.
Subject to the terms of the Indenture, the 3.50% Convertible Senior Notes may be converted at an initial conversion rate of 28.1591 shares of Class A Common Stock, par value $0.01 per share (“Class A Common Stock”), of the Company per $1,000 principal amount of 3.50% Convertible Senior Notes (equivalent to an initial conversion price of approximately $35.51 per share of Class A Common Stock). Upon conversion of the 3.50% Convertible Senior Notes, the Company will pay or deliver, as the case may be, cash, shares of Class A Common Stock or a combination of cash and shares of Class A Common Stock, at the Company’s election, in accordance with the Indenture.
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

SPHERE ENTERTAINMENT CO.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
(continued)
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
Debt Maturities
Debt maturities over the next five years for the outstanding principal balance under the MSG Networks Credit Facilities, LV Sphere Term Loan Facility and 3.50% Convertible Senior Notes as of September 30, 2024 were as follows:

	MSG Networks Credit Facilities	LV Sphere Term Loan Facility	3.50% Convertible Senior Notes	Total
Fiscal Year 2025 (remainder)	$829,125	$—	$—	$829,125
Fiscal Year 2026	—	—	—	—
Fiscal Year 2027	—	—	—	—
Fiscal Year 2028	—	275,000	—	275,000
Fiscal Year 2029	—	—	258,750	258,750
Thereafter	—	—	—	—
Total long-term debt	$829,125	$275,000	$258,750	$1,362,875
Interest payments and loan principal repayments made by the Company under the credit agreements were as follows:

	Interest Payments		Loan Principal Repayments
	Three Months Ended		Three Months Ended
	September 30,		September 30,
	2024	2023	2024	2023
MSG Networks Credit Facilities	$16,645	$17,500	$20,625	$—
LV Sphere Term Loan Facility	6,819	6,745	—	—
Delayed Draw Term Loan Facility (a)	—	460	—	65,000
Total Payments	$23,464	$24,705	$20,625	$65,000
(a)    See Note 13. Credit Facilities and Convertible Notes, to the Audited Consolidated Annual Financial Statements, included in the 2024 Form 10-K, for more information about the Delayed Draw Term Loan Facility.

SPHERE ENTERTAINMENT CO.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
(continued)
The carrying value and fair value of the Company’s debt reported in the accompanying condensed consolidated balance sheets are as follows:

	As of
	September 30, 2024		June 30, 2024
	Carrying Value (a)	Fair Value	Carrying Value (a)	Fair Value
Liabilities:
MSG Networks Credit Facilities	$829,125	$824,979	$849,750	$845,501
LV Sphere Term Loan Facility	275,000	273,625	275,000	273,625
3.50% Convertible Senior Notes	252,796	377,206	252,436	316,296
Total Long-term debt	$1,356,921	$1,475,810	$1,377,186	$1,435,422
_________________
(a)    The total carrying value of the Company’s debt as of September 30, 2024 and June 30, 2024 is equal to the current and non-current principal payments for the Company’s debt, excluding unamortized deferred financing costs of $4,410 and $5,014, respectively.
The Company’s debt is classified within Level II of the fair value hierarchy as it is valued using quoted indices of similar instruments for which the inputs are readily observable.
Note 11. Pension Plans and Other Postretirement Benefit Plan
The Company sponsors (i) both funded and unfunded and qualified and non-qualified pension plans, including the Networks 1212 Plan (as defined below), Networks Excess Cash Balance Plan, and the Networks Excess Retirement Plan (together, the “Networks Plans”), (ii) an excess savings plan and (iii) a postretirement benefit plan (the “Postretirement Plan”). In connection with the MSGE Distribution, the Company established an unfunded non-contributory, non-qualified frozen excess cash balance plan (the “Sphere Excess Plan”) covering certain employees who participated in the pre-MSGE Distribution cash balance plan, which was transferred to MSG Entertainment in connection with the MSGE Distribution. The Networks Plans and Sphere Excess Plan are collectively referred to as the “Pension Plans.” Prior to the MSGE Distribution, the Company sponsored two contributory welfare plans which provided certain postretirement healthcare benefits to certain employees hired prior to January 1, 2001.

The sponsorship of the Postretirement Plan covering Networks employees was retained by the Company while the postretirement plan covering MSGE employees was transferred to MSG Entertainment in connection with MSGE Distribution. In addition, the liabilities associated with the postretirement plan for MSGE employees were transferred from the Company to MSG Entertainment in connection with the MSGE Distribution. See Note 14. Pension Plans and Other Postretirement Benefit Plan, to the Audited Consolidated Annual Financial Statements, included in the 2024 Form 10-K, for more information regarding these plans.
Defined Benefit Pension Plans and Postretirement Benefit Plan
The following table presents components of net periodic benefit cost for the Pension Plans and Postretirement Plan included in the accompanying condensed consolidated statements of operations for the three months ended September 30, 2024 and 2023. Service cost is recognized in direct operating expenses and selling, general and administrative expenses. All other components of net periodic benefit cost are reported in Other expense, net.

	Pension Plans		Postretirement Plan
	Three Months Ended		Three Months Ended
	September 30,		September 30,
	2024	2023	2024	2023
Service cost	$61	$61	$5	$5
Interest cost	499	439	22	17
Expected return on plan assets	(243)	(213)	—	—
Recognized actuarial loss (gain)	84	(224)	(6)	(17)
Net periodic benefit cost	$401	$63	$21	$5

SPHERE ENTERTAINMENT CO.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
(continued)
Contributions for Qualified Defined Benefit Plans
The Company sponsors one non-contributory, qualified defined benefit pension plan covering certain of its union employees, the “Networks 1212 Plan.” During the three months ended September 30, 2024 and 2023, the Company contributed $500 to the Networks 1212 Plan.
Defined Contribution Plans
The Company sponsors the MSGN Holdings, L.P. Excess Savings Plan, and the Sphere Entertainment Excess Savings Plan, and participates in the Madison Square Garden 401(k) Savings Plan (collectively, “Savings Plans”). For the three months ended September 30, 2024 and 2023, expenses related to the Savings Plans included in the accompanying condensed consolidated statements of operations were $2,134 and $1,210, respectively.
Executive Deferred Compensation
See Note 14. Pension Plans and Other Postretirement Benefit Plan, to the Company’s Audited Consolidated Annual Financial Statements included in the 2024 Form 10-K, for more information regarding the Company’s Executive Deferred Compensation Plan (the “Executive Deferred Compensation Plan”). The Company recorded compensation expense of $157 for the three months ended September 30, 2024 and compensation income of $107 for the three months ended September 30, 2023 within Selling, general, and administrative expenses in the condensed consolidated statements of operations to reflect the remeasurement of the Executive Deferred Compensation Plan liability. In addition, the Company recorded a gain of $157 for the three months ended September 30, 2024 and a loss of $107 for the three months ended September 30, 2023 within Other (expense) income, net in the condensed consolidated statements of operations to reflect remeasurement of the fair value of assets under the Executive Deferred Compensation Plan.
The following table summarizes amounts recognized related to the Executive Deferred Compensation Plan in the condensed consolidated balance sheets:

	As of
	September 30, 2024	June 30, 2024
Non-current assets (included in Investments)	$3,508	$2,925
Non-current liabilities (included in Other non-current liabilities)	$(3,536)	$(2,936)
Note 12. Share-based Compensation
The Company has three share-based compensation plans: the 2020 Employee Stock Plan, the 2020 Stock Plan for Non-Employee Directors and the MSG Networks Inc. 2010 Employee Stock Plan, in each case as amended from time to time. See Note 15. Share-based Compensation, to the Audited Consolidated Annual Financial Statements included in the 2024 Form 10-K, for more detail on these plans.
Share-based compensation expense for the Company’s restricted stock units (“RSUs”), performance stock units (“PSUs”), stock options and/or cash-settled stock appreciation rights (“SARs”) are recognized in the condensed consolidated statements of operations as a component of direct operating expenses or selling, general and administrative expenses.
The following table summarizes the Company’s share-based compensation expense:

	Three Months Ended
	September 30,
	2024	2023
Share-based compensation (a)	$16,083	$4,883
Fair value of awards vested and exercised (b)	$32,270	$30,153
_________________
(a)    Share-based compensation excludes costs that have been capitalized of $825 and $906 for the three months ended September 30, 2024 and 2023, respectively.
(b)    To fulfill required statutory tax withholding obligations for the applicable income and other employment taxes, RSUs and PSUs with an aggregate value of $14,875 and $13,976, were retained by the Company during the three months ended September 30, 2024 and 2023, respectively.

SPHERE ENTERTAINMENT CO.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
(continued)
As of September 30, 2024, there was $111,830 of unrecognized compensation cost related to unvested RSUs, PSUs, stock options and SARs held by the Company’s employees. The cost is expected to be recognized over a weighted-average period of approximately 2.3 years.
For the three months ended September 30, 2024 all RSUs, PSUs and stock options were excluded from the calculation of diluted loss per share because the Company reported a net loss for the period and, therefore, their impact on reported loss per share would have been anti-dilutive.
Award Activity
RSUs
During the three months ended September 30, 2024 and 2023, approximately 396 and 449 RSUs were granted, respectively, and approximately 462 and 564 RSUs vested, respectively.
PSUs
During the three months ended September 30, 2024 and 2023, approximately 0 and 404 PSUs were granted, respectively, and approximately 302 and 241 PSUs vested, respectively.
Stock options
During the three months ended September 30, 2024, approximately 1,800 stock options were granted. No stock options were granted during the three months ended September 30, 2023. During the three months ended September 30, 2024 and 2023, no options were exercised.
Note 13. Stockholders’ Equity
Preferred Stock
The Company is authorized to issue 15,000 shares of preferred stock, par value $0.01. As of September 30, 2024 and June 30, 2024, no shares of preferred stock were outstanding.
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
Accumulated Other Comprehensive Loss
The following tables detail the components of accumulated other comprehensive loss:

	Three Months Ended
	September 30, 2024
	Pension Plans and Postretirement Plan	Cumulative Translation Adjustments	Accumulated Other Comprehensive Loss
Balance as of June 30, 2024	$(5,534)	$(1,033)	$(6,567)
Other comprehensive (loss) income:
Other comprehensive income before reclassifications	—	3,461	3,461
Amounts reclassified from accumulated other comprehensive loss (a)	(53)	—	(53)
Income tax benefit (expense)	14	(912)	(898)
Other comprehensive (loss) income, total	(39)	2,549	2,510
Balance as of September 30, 2024	$(5,573)	$1,516	$(4,057)

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
_________________
(a)    Amounts reclassified from accumulated other comprehensive loss represent the amortization of net actuarial loss and net unrecognized prior service credit included in net periodic benefit cost, which is reflected under Other income (expense), net in the accompanying condensed consolidated statements of operations (see Note 11. Pension Plans and Other Postretirement Benefit Plan).
Note 14. Related Party Transactions
As of September 30, 2024, certain members of the Dolan family, including certain trusts for the benefit of members of the Dolan family (collectively, the “Dolan Family Group”), for purposes of Section 13(d) of the Securities Exchange Act of 1934, as amended, collectively beneficially owned 100% of the Company’s outstanding Class B Common Stock, par value $0.01 per share (“Class B Common Stock”) and approximately 6.7% of the Company’s outstanding Class A Common Stock (inclusive of options exercisable within 60 days after September 30, 2024). Such shares of the Company’s Class A Common Stock and Class B Common Stock, collectively, represent approximately 72.1% of the aggregate voting power of the Company’s outstanding common stock. Members of the Dolan family are also the controlling stockholders of MSG Entertainment, MSG Sports and AMC Networks Inc.
See Note 18. Related Party Transactions, to the Audited Consolidated Annual Financial Statements included in the 2024 Form 10-K, for a description of the Company’s related party arrangements. There have been no material changes in such related party arrangements in the three months ended September 30, 2024.
The Company has also entered into certain commercial agreements with its equity method investment nonconsolidated affiliates in connection with Sphere. The Company recorded capital expenditures of $141 and $5,668 for the three months ended September 30, 2024 and 2023, respectively, in connection with services provided to the Company under these agreements. The Company recorded commission expense of $614 for the three months ended September 30, 2024, and did not record any commission expense for the three months ended September 30, 2023, in connection with sponsorship sales services provided under certain of these arrangements. As of September 30, 2024 and June 30, 2024, prepaid expenses associated with related parties were $2,767 and $1,882, respectively, and are reported under Prepaid expenses and other current assets in the accompanying condensed consolidated balance sheets. As of September 30, 2024 and June 30, 2024, accrued liabilities associated with related parties were $17,583 and $17,712, respectively, and are reported under Accounts payable, accrued and other current liabilities in the accompanying condensed consolidated balance sheets.

SPHERE ENTERTAINMENT CO.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
(continued)
Revenues and Operating Expenses
The following table summarizes the composition and amounts of the transactions with the Company’s affiliates. These amounts are reflected in revenues and operating expenses in the accompanying condensed consolidated statements of operations for the three months ended September 30, 2024 and 2023:

	Three Months Ended
	September 30,
	2024	2023
Revenues	$21	$390
Operating expenses:
Media rights fees	(45,017)	(44,185)
Corporate general and administrative expenses, net - MSG Entertainment Transition Services Agreement (a)	(23,491)	(30,337)
Origination, master control and technical services	(1,282)	(1,257)
Other operating expenses, net (b)	(3,556)	(544)
Total operating expenses, net (c)	$(73,346)	$(76,323)
_________________
(a)    Included in Corporate general and administrative expenses, net - MSG Entertainment Transition Services Agreement (the “MSGE TSA”) are expenses of $2,805, related to Restructuring charges for employees who provided services to the Company under the MSGE TSA for the three months ended September 30, 2023.
(b)    Other operating expenses, net, includes CPC commission expenses, and reimbursements to MSG Entertainment for aircraft-related expenses, professional and payroll fees.
(c)    Of the total operating expenses, net, $46,232 and $46,078 for three months ended September 30, 2024 and 2023, respectively, are included in direct operating expenses in the accompanying condensed consolidated statements of operations. Of the total operating expenses, net $27,114 and $30,245 for three months ended September 30, 2024 and 2023, respectively, are included in selling, general, and administrative expenses in the accompanying condensed consolidated statements of operations.
Note 15. Segment Information
As of September 30, 2024, the Company was comprised of two reportable segments: Sphere and MSG Networks. The Company takes into account whether two or more operating segments can be aggregated together as one reportable segment as well as the type of discrete financial information that is available and regularly reviewed by its Chief Operating Decision Maker.
The Company evaluates segment performance based on several factors, of which the key financial measure is adjusted operating income (loss), a non-GAAP financial measure. We define adjusted operating income (loss) as operating income (loss) excluding:
(i) depreciation, amortization and impairments of property and equipment, goodwill and intangible assets,
(ii) amortization for capitalized cloud computing arrangement costs,
(iii) share-based compensation expense,
(iv) restructuring charges or credits,
(v) merger, debt work-out, and acquisition-related costs, including merger-related litigation expenses,
(vi) gains or losses on sales or dispositions of businesses and associated settlements,
(vii) the impact of purchase accounting adjustments related to business acquisitions, and
(viii) gains and losses related to the remeasurement of liabilities under the Company’s Executive Deferred Compensation Plan (which was established in November 2021).

SPHERE ENTERTAINMENT CO.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
(continued)
The Company believes that the exclusion of share-based compensation expense or benefit allows investors to better track the performance of the Company’s business without regard to the settlement of an obligation that is not expected to be made in cash. The Company eliminates merger, debt work-out, and acquisition-related costs, when applicable, because the Company does not consider such costs to be indicative of the ongoing operating performance of the Company as they result from an event that is of a non-recurring nature, thereby enhancing comparability. In addition, management believes that the exclusion of gains and losses related to the remeasurement of liabilities under the Company’s Executive Deferred Compensation Plan provides investors with a clearer picture of the Company’s operating performance given that, in accordance with GAAP, gains and losses related to the remeasurement of liabilities under the Company’s Executive Deferred Compensation Plan are recognized in Operating loss whereas gains and losses related to the remeasurement of the assets under the Company’s Executive Deferred Compensation Plan, which are equal to and therefore fully offset the gains and losses related to the remeasurement of liabilities, are recognized in Other (expense) income, net, which is not reflected in Operating loss.
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
Information as to the operations of the Company’s reportable segments is set forth below.

	Three Months Ended
	September 30, 2024
	Sphere	MSG Networks	Total
Revenues	$127,072	$100,841	$227,913
Direct operating expenses	(62,449)	(77,247)	(139,696)
Selling, general and administrative expenses	(104,950)	(14,027)	(118,977)
Depreciation and amortization	(79,838)	(2,075)	(81,913)
Impairment and other losses, net	(4,033)	—	(4,033)
Restructuring charges	(883)	(30)	(913)
Operating (loss) income	$(125,081)	$7,462	$(117,619)
Interest income			7,039
Interest expense			(26,974)
Other expense, net			(695)
Loss from operations before income taxes			$(138,249)
Reconciliation of operating (loss) income to adjusted operating income:
Operating (loss) income	$(125,081)	$7,462	$(117,619)
Add back:
Share-based compensation	13,180	2,387	15,567
Depreciation and amortization	79,838	2,075	81,913
Restructuring charges	883	30	913
Impairment and other losses, net	4,033	—	4,033
Merger, debt work-out, and acquisition related costs, net of insurance recoveries	692	4,128	4,820
Amortization for capitalized cloud computing arrangement costs	—	22	22
Loss on remeasurement of deferred compensation plan liabilities	157	—	157
Adjusted operating (loss) income	$(26,298)	$16,104	$(10,194)
Other information:
Capital expenditures	$17,489	$1,033	$18,522

SPHERE ENTERTAINMENT CO.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
(continued)

	Three Months Ended
	September 30, 2023
	Sphere	MSG Networks	Total
Revenues	$7,779	$110,228	$118,007
Direct operating expenses	(7,805)	(76,694)	(84,499)
Selling, general and administrative expenses	(84,150)	(2,994)	(87,144)
Depreciation and amortization	(12,377)	(1,882)	(14,259)
Other gains, net	1,497	—	1,497
Restructuring charges	(3,391)	—	(3,391)
Operating (loss) income	$(98,447)	$28,658	$(69,789)
Interest income			4,378
Other income, net			42,196
Loss from operations before income taxes			$(23,215)
Reconciliation of operating (loss) income to adjusted operating (loss) income:
Operating (loss) income	$(98,447)	$28,658	$(69,789)
Add back:
Share-based compensation	3,919	964	4,883
Depreciation and amortization	12,377	1,882	14,259
Restructuring charges	3,391	—	3,391
Other gains, net	(1,497)	—	(1,497)
Merger, debt work-out, and acquisition related costs, net of insurance recoveries	(2,702)	(6,341)	(9,043)
Amortization for capitalized cloud computing arrangement costs	—	22	22
Gain on remeasurement of deferred compensation plan liabilities	(107)	—	(107)
Adjusted operating (loss) income	$(83,066)	$25,185	$(57,881)
Other information:
Capital expenditures	$183,163	$1,408	$184,571
Concentration of Risk
Accounts receivable, net in the accompanying condensed consolidated balance sheets as of September 30, 2024 and June 30, 2024 include amounts due from the following individual customers, which accounted for the noted percentages of the gross balance:

	As of
	September 30, 2024	June 30, 2024
Customer A	19%	10%
Customer B	19%	10%
Customer C	14%	N/A
Revenues in the accompanying condensed consolidated statements of operations for the three months ended September 30, 2024 and 2023 include amounts from the following individual customers:

	Three Months Ended
	September 30,
	2024	2023
Customer 1	14%	30%
Customer 2	14%	30%
Customer 3	11%	24%

SPHERE ENTERTAINMENT CO.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
(continued)
Note 16. Additional Financial Information
The following table provides a summary of the amounts recorded as cash, cash equivalents and restricted cash.

	As of
	September 30, 2024	June 30, 2024
Cash and cash equivalents	$539,630	$559,757
Restricted cash	13,587	13,476
Total cash, cash equivalents and restricted cash	$553,217	$573,233
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
Prepaid expenses and other current assets consisted of the following:

	As of
	September 30, 2024	June 30, 2024
Prepaid expenses	$26,811	$30,864
Inventory	14,140	11,893
Other	15,136	12,098
Total prepaid expenses and other current assets	$56,087	$54,855
Accounts payable, accrued and other current liabilities consisted of the following:

	As of
	September 30, 2024	June 30, 2024
Accounts payable	$35,449	$18,875
Accrued payroll and employee related liabilities	26,003	85,766
Cash due to promoters	78,764	72,577
Capital expenditure accruals	148,578	156,234
Accrued legal fees	23,720	20,876
Other accrued expenses	59,363	62,759
Total accounts payable, accrued and other current liabilities	$371,877	$417,087
Other (expense) income, net includes the following:

	Three Months Ended
	September 30,
	2024	2023
Gain on litigation settlement	$—	$62,647
Realized and unrealized loss on MSGE Retained Interest, see Note 5 for further detail	—	(19,027)
Loss on other equity method investments	(486)	—
Other	(209)	(1,424)
Total other (expense) income, net	$(695)	$42,196
Income Taxes
During the three months ended September 30, 2024, the Company received income tax refunds, net of payments, of $15,794. During the three months ended September 30, 2023, the Company made income tax payments, net of refunds of $17,868.

SPHERE ENTERTAINMENT CO.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
(continued)
Note 17. Subsequent Events
The MSGN Credit Agreement had a Maturity Date of October 11, 2024. On the Maturity Date, MSGN L.P. failed to repay the principal amount of $829,125 outstanding under the MSGN Term Loan Facility and an event of default occurred pursuant to the MSGN Credit Agreement. On the Maturity Date, all revolving credit commitments under the MSGN Revolving Credit Facility terminated. On October 11, 2024, MSGN L.P., the MSGN Guarantors, JPMorgan Chase Bank, N.A. and the Supporting Lenders entered into the Forbearance Agreement pursuant to which the Supporting Lenders have agreed, subject to the terms of the Forbearance Agreement, to forbear, during the Forbearance Period, from exercising certain of their available remedies under the MSGN Credit Agreement with respect to or arising out of MSGN L.P.’s failure to make payment on the outstanding principal amount under the MSGN Term Loan Facility on the Maturity Date. The Forbearance Period under the Forbearance Agreement was initially scheduled to expire on November 8, 2024 and has been extended to expire on the earlier to occur of (a) November 26, 2024, or such later date agreed to by MSGN L.P. and the Supporting Lenders that hold a majority in principal amount of term loans held by all Supporting Lenders under the MSGN Term Loan Facility and (b) the date on which any Termination Event (as defined in the Forbearance Agreement) occurs.
On October 15, 2024, the Company and DCT Abu Dhabi issued a press release announcing that they will work together to bring the world’s second Sphere to Abu Dhabi, United Arab Emirates. Under the terms of the partnership, which is subject to finalization of definitive agreements, DCT Abu Dhabi will pay the Company a franchise initiation fee for the right to build the venue, utilizing the Company’s proprietary designs, technology, and intellectual property. Construction will be funded by DCT Abu Dhabi, with the Company’s team of experts providing services related to development, construction, and pre-opening of the venue. Following the venue’s opening, the Company plans to maintain ongoing arrangements with DCT Abu Dhabi that are expected to include annual fees for creative and artistic content licensed by the Company, such as Sphere Experiences; use of Sphere’s brand, patents, proprietary technology, and intellectual property; and operational services related to venue operations and technology, as well as commercial and strategic advisory support.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations
All dollar amounts included in the following MD&A are presented in thousands, except as otherwise noted.
This Management’s Discussion and Analysis of Financial Condition and Results of Operations (“MD&A”) contains forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. In this MD&A, there are statements concerning the future operating and future financial performance of Sphere Entertainment Co. and its direct and indirect subsidiaries (collectively, “we,” “us,” “our,” “Sphere Entertainment,” or the “Company”), including (i) the ability of MSG Networks to successfully pursue a work-out with the lenders of its existing debt, (ii) the success of Sphere and The Sphere Experience, (iii) timing and costs of new venue construction and Sphere immersive productions content, (iv) our plans to bring Sphere to Abu Dhabi, United Arab Emirates under a franchise model, (v) our ability to reduce or defer certain discretionary capital projects, (vi) our plans for possible additional debt financing and (vii) our execution of the strategy for and the success of MSG Networks’ direct-to-consumer (“DTC”) and authenticated streaming product, MSG+ (which is now included in the Gotham Sports streaming product launched as part of MSG Networks’ joint venture with YES Network) . Words such as “expects,” “anticipates,” “believes,” “estimates,” “may,” “will,” “should,” “could,” “potential,” “continue,” “intends,” “plans,” and similar words and terms used in the discussion of future operating and future financial performance identify forward-looking statements. Investors are cautioned that such forward-looking statements are not guarantees of future performance, results or events and involve risks and uncertainties and that actual results or developments may differ materially from the forward-looking statements as a result of various factors. Factors that may cause such differences to occur include, but are not limited to:
•the substantial amount of debt we have incurred, the ability of our subsidiaries to make payments on, or repay or refinance, such debt under their respective credit facilities (including MSG Networks’ ability to successfully pursue a work-out with the lenders of its existing debt, and if successful, the terms of such work-out), the implications of a default under those credit facilities (including the existing event of default under MSG Networks’ debt) and the terms of any forbearance agreements entered into in connection therewith, our ability to make payments on our 3.50% Convertible Senior Notes (as defined below) and our ability to obtain additional financing, to the extent required, on terms favorable to us or at all;
•the popularity of The Sphere Experience, as well as our ability to continue to attract advertisers and marketing partners, and audiences to attend, and artists to perform at, residencies, concerts and other events at Sphere in Las Vegas and other future Sphere venues;
•the successful development of The Sphere Experience and related original immersive productions and the investments associated with such development, as well as investment in personnel, content and technology for Sphere;
•our ability to finalize definitive agreements for a Sphere venue in Abu Dhabi with the Department of Culture and Tourism – Abu Dhabi (“DCT Abu Dhabi”);
•our ability to successfully provide design, construction and pre- and post-opening services to Sphere partners, including DCT Abu Dhabi, as well as our ability to construct, finance and operate new Sphere venues, and the investments, costs and timing associated with those efforts, including obtaining financing, the impact of inflation and any construction delays and/or cost overruns;
•our ability to successfully implement cost reductions and reduce or defer certain discretionary capital projects, if necessary;
•the level of our expenses and our operational cash burn rate, including our corporate expenses;
•the demand for MSG Networks programming among cable, satellite, fiber-optic and other platforms that distribute its networks (“Distributors”) and the number of subscribers thereto, and our ability to enter into and renew affiliation agreements with Distributors, including the terms of any such renewals, as well as the impact of consolidation among Distributors;
•our ability to successfully execute MSG Networks’ strategy for its DTC and authenticated streaming offering, MSG+, and its streaming joint venture with YES Network, the success of such offerings and our ability to adapt to new content distribution platforms or changes in consumer behavior resulting from emerging technologies;
•the ability of our Distributors to minimize declines in subscriber levels;
•any adverse changes in the distribution of our networks or the impact of subscribers selecting Distributors’ packages that do not include our networks or distributors that do not carry our networks at all;

•MSG Networks’ ability to renew, renegotiate or replace its media rights agreements with professional sports teams and its ability to perform its obligations thereunder;
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
•the extent to which attendance at Sphere in Las Vegas or future Sphere venues may be impacted by government actions, health concerns of potential attendees or reduced tourism;
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
•the operating and financial performance of our strategic acquisitions and investments, including those we do not control, and the impact of goodwill and other impairments with respect to businesses;
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
•the tax-free treatment of the distribution of Madison Square Garden Entertainment Corp. (“MSG Entertainment”) from the Company in 2023 and the distribution from Madison Square Garden Sports Corp. (“MSG Sports”) in 2020; and
•the additional factors described under “Risk Factors” included in Part II of this Form 10-Q for the fiscal quarter ended September 30, 2024 (this “Form 10-Q”) and under “Risk Factors” in the Company’s Annual Report on Form 10-K for the fiscal year ended June 30, 2024 filed with the Securities and Exchange Commission (the “SEC”) on August 14, 2024 (the “2024 Form 10-K”).
These forward-looking statements are subject to a number of risks, uncertainties and assumptions, including those described in “Risk Factors” in this Form 10-Q and in the 2024 Form 10-K. Moreover, we operate in a very competitive and rapidly changing environment. New risks emerge from time to time. It is not possible for our management to predict all risks, nor can we assess the impact of all factors on our business or the extent to which any factor, or combination of factors, may cause actual results to differ materially from those contained in any forward-looking statements we may make. In light of these risks, uncertainties and assumptions, the forward-looking events and circumstances discussed in this Form 10-Q may not occur and actual results could differ materially and adversely from those anticipated or implied in the forward-looking statements.
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
Introduction
This MD&A is provided as a supplement to, and should be read in conjunction with, the Company’s unaudited condensed consolidated financial statements (the “financial statements”) and accompanying notes thereto included in “— Item 1. Financial Statements” of this Form 10-Q, as well as the Company’s audited consolidated financial statements and notes thereto as of June 30, 2024 and 2023 and for the three years ended June 30, 2024, 2023 and 2022 (the “Audited Consolidated Annual Financial Statements”) included in the 2024 Form 10-K, to help provide an understanding of our financial condition, changes in financial condition and results of operations.
Business Overview
The Company is a premier live entertainment and media company comprised of two reportable segments, Sphere and MSG Networks. Sphere is a next-generation entertainment medium, and MSG Networks operates two regional sports and entertainment networks, as well as a DTC and authenticated streaming offering (which is now included in the Gotham Sports streaming product launched as part of its joint venture with YES Network.
Sphere: This segment reflects SphereTM, a next-generation entertainment medium powered by cutting-edge technologies to create multi-sensory experiences at an unparalleled scale. The Company’s first Sphere opened in Las Vegas in September 2023. The venue can accommodate up to 20,000 guests and can host a wide variety of events year-round, including The Sphere ExperienceTM, which features original immersive productions, as well as concerts and residencies from renowned artists, and marquee sports and corporate events. Production efforts are supported by Sphere StudiosTM, an immersive content studio dedicated to creating multi-sensory live and recorded entertainment experiences exclusively for Sphere. Sphere Studios is home to a team of creative, production, technology and software experts who provide full in-house creative and production services. The studio campus in Burbank includes a 68,000-square-foot development facility, as well as Big Dome, a 28,000-square-foot, 100-foot high custom dome, with a quarter-sized version of the interior display plane at Sphere in Las Vegas, that serves as a specialized screening, production facility, and lab for content at Sphere. The entire exterior surface of Sphere, referred to as the ExosphereTM, is covered with nearly 580,000 square feet of fully programmable LED paneling, creating the largest LED screen in the world — and an impactful display for artists, brands and partners. In October 2024, Sphere Entertainment and DCT Abu Dhabi announced that they will work together to bring the world’s second Sphere to Abu

Dhabi, United Arab Emirates.
MSG Networks: This segment is comprised of the Company’s regional sports and entertainment networks, MSG Network and MSG Sportsnet, as well as its DTC and authenticated streaming offering, MSG+ (which is now included in the Gotham Sports streaming product launched as part of MSG Networks’ joint venture with YES Network). MSG Networks serves the New York designated market area, as well as other portions of New York, New Jersey, Connecticut and Pennsylvania and features a wide range of sports content, including exclusive live local games and other programming of the New York Knicks (the “Knicks”) of the NBA and the New York Rangers (the “Rangers”), New York Islanders, New Jersey Devils and Buffalo Sabres of the NHL, as well as significant coverage of the New York Giants and the Buffalo Bills of the National Football League.
Our MD&A is organized as follows:
Results of Operations. This section provides an analysis of our unaudited results of operations for the three months ended September 30, 2024 and 2023 on both a (i) consolidated basis and (ii) segment basis.
Liquidity and Capital Resources. This section provides a discussion of our financial condition and liquidity, an analysis of our cash flows for the three months ended September 30, 2024 and 2023, as well as certain contractual obligations and off-balance sheet arrangements.
Seasonality of Our Business. This section discusses the seasonal performance of our business.
Recently Issued Accounting Pronouncements and Critical Accounting Policies. This section discusses accounting pronouncements that have been adopted by the Company, recently issued accounting pronouncements not yet adopted by the Company, as well as the results of the Company’s annual impairment testing of goodwill performed during the quarterly period ended September 30, 2024. This section should be read together with our critical accounting policies, which are discussed in the 2024 Form 10-K under “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations — Recently Issued Accounting Pronouncements and Critical Accounting Estimates” and in the notes to the Audited Consolidated Annual Financial Statements included therein.
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

Condensed Consolidated Results of Operations
Comparison of the Three Months Ended September 30, 2024 versus the Three Months Ended September 30, 2023
The tables below set forth, for the periods presented, certain historical financial information.

	Three Months Ended
	September 30,		Change
	2024	2023	Amount	Percentage
Revenues	$227,913	$118,007	$109,906	93%
Direct operating expenses	(139,696)	(84,499)	(55,197)	(65)%
Selling, general, and administrative expenses	(118,977)	(87,144)	(31,833)	(37)%
Depreciation and amortization	(81,913)	(14,259)	(67,654)	NM
Impairment and other (losses) gains, net	(4,033)	1,497	(5,530)	NM
Restructuring charges	(913)	(3,391)	2,478	73%
Operating loss	(117,619)	(69,789)	(47,830)	(69)%
Interest income	7,039	4,378	2,661	61%
Interest expense	(26,974)	—	(26,974)	NM
Other (expense) income, net	(695)	42,196	(42,891)	NM
Loss from operations before income taxes	(138,249)	(23,215)	(115,034)	NM
Income tax benefit	32,966	90,287	(57,321)	(63)%
(Loss) income from continuing operations	(105,283)	67,072	(172,355)	NM
Loss from discontinued operations, net of taxes	—	(647)	647	NM
Net (loss) income	(105,283)	66,425	(171,708)	NM
_________________
NM — Absolute percentages greater than 200% and comparisons from positive to negative values or to zero values are considered not meaningful.
The following is a summary of changes in our segments’ operating results for the three months ended September 30, 2024, as compared to the prior year period, which are discussed below under “Business Segment Results.”

	Three Months Ended
	September 30, 2024
Changes attributable to	Revenues	Direct operating expenses	Selling, general and administrative expenses	Depreciation and amortization	Impairment and other (losses) gains, net	Restructuring charges	Operating loss
Sphere segment	$119,293	$(54,644)	$(20,800)	$(67,461)	$(5,530)	$2,508	$(26,634)
MSG Networks segment	(9,387)	(553)	(11,033)	(193)	—	(30)	(21,196)
	$109,906	$(55,197)	$(31,833)	$(67,654)	$(5,530)	$2,478	$(47,830)
Depreciation and amortization
For the three months ended September 30, 2024, depreciation and amortization increased $67,654, as compared to the prior year period primarily due to an increase in depreciation of assets related to Sphere in Las Vegas that were placed in service at the end of the first quarter of Fiscal Year 2024.
Impairment and other (losses) gains, net
For the three months ended September 30, 2024, the Company recognized impairment and other losses, net of $4,033, as compared to other gains, net of $1,497, in the prior year period. The current year three-month period charge relates to fixed assets at Sphere Las Vegas that were removed from the venue and were impaired. The Company received insurance proceeds of $1,497 during the three months ended September 30, 2023.
Restructuring charges
For the three months ended September 30, 2024, the Company recorded restructuring charges of $913 related to termination benefits provided for certain executives and employees, as compared to restructuring charges of $3,391 related to termination benefits provided for certain executives and employees in the three months ended September 30, 2023.

Interest income
For the three months ended September 30, 2024, interest income increased $2,661, as compared to the prior year period, primarily due to higher average cash and cash equivalent balances.
Interest expense
For the three months ended September 30, 2024, interest expense increased $26,974 as compared to the prior year period, primarily due to (i) the Company discontinuing the capitalization of interest expense during the second quarter of Fiscal Year 2024 as assets were placed in service following the opening of Sphere in Las Vegas and (ii) interest expense on the 3.50% Convertible Senior Notes due 2028 (the “3.50% Convertible Senior Notes”), which were issued in December 2023.
Other (expense) income, net
For the three months ended September 30, 2024, the Company recorded other expense, net of $695, compared to other income, net of $42,196 in the prior period, which included a realized gain of $62,647 related to the settlement of litigation related to the merger between a subsidiary of the Company and MSG Networks Inc. (the “Networks Merger”), partially offset by a realized loss of $19,027 related to the sale of a portion of the MSGE Retained Interest in the corresponding prior year period.
Income tax benefit
In general, the Company is required to use an estimated annual effective tax rate to measure the tax benefit or expense recognized in an interim period. The estimated annual effective tax rate is revised on a quarterly basis.
Income tax benefit for the three months ended September 30, 2024 of $32,966, reflects an effective tax rate of 24%. The effective tax rate exceeds the statutory federal tax rate of 21% primarily due to income tax benefit from state and local taxes, partially offset by income tax expense related to nondeductible officer’s compensation.
Income tax benefit for the three months ended September 30, 2023 of $90,287, reflects an effective tax rate of 389%. The effective tax rate exceeds the statutory federal tax rate of 21% primarily due to discrete items including $64,401 of income tax benefit related to the state rate change used to measure the deferred taxes, and income tax benefit of $15,655 related to the nontaxable gain on the repayment of all amounts outstanding under the delayed draw term loan facility with MSG Entertainment (the “Delayed Draw Term Loan Facility”).
Adjusted operating loss
The following is a reconciliation of operating loss to adjusted operating loss (as defined in Note 15. Segment Information to the condensed consolidated financial statements included in “— Item 1. Financial Statements” of this Form 10-Q) for the three months ended September 30, 2024 as compared to the prior year period:

	Three Months Ended
	September 30,		Change
	2024	2023	Amount	Percentage
Operating loss	$(117,619)	$(69,789)	$(47,830)	(69)%
Share-based compensation	15,567	4,883	10,684	NM
Depreciation and amortization	81,913	14,259	67,654	NM
Restructuring charges	913	3,391	(2,478)	73%
Impairment and other losses (gains), net	4,033	(1,497)	5,530	NM
Merger, debt work-out, and acquisition related costs, net of insurance recoveries	4,820	(9,043)	13,863	NM
Amortization for capitalized cloud computing arrangement costs	22	22	—	NM
Loss (gain) on remeasurement of deferred compensation plan liabilities	157	(107)	264	NM
Adjusted operating loss	$(10,194)	$(57,881)	$47,687	82%
________________
NM — Absolute percentages greater than 200% and comparisons from positive to negative values or to zero values are considered not meaningful.

Adjusted operating loss for the three months ended September 30, 2024 improved $47,687 as compared to the prior year period to $10,194. The changes in adjusted operating loss were attributable to the following:

Three Months Ended
Changes attributable to	September 30, 2024
Sphere segment	$56,768
MSG Networks segment	(9,081)
$47,687

For a discussion of these variances, see “—Business Segment Results” below.
Business Segment Results
Sphere
The tables below set forth, for the periods presented, certain historical financial information and a reconciliation of operating loss to adjusted operating loss for the Company’s Sphere segment.

	Three Months Ended
	September 30,		Change
	2024	2023	Amount	Percentage
Revenues	$127,072	$7,779	$119,293	NM
Direct operating expenses	(62,449)	(7,805)	(54,644)	NM
Selling, general, and administrative expenses	(104,950)	(84,150)	(20,800)	(25)%
Depreciation and amortization	(79,838)	(12,377)	(67,461)	NM
Impairment and other (losses) gains, net	(4,033)	1,497	(5,530)	NM
Restructuring charges	(883)	(3,391)	2,508	74%
Operating loss	$(125,081)	$(98,447)	$(26,634)	(27)%
Reconciliation to adjusted operating loss:
Share-based compensation	13,180	3,919	9,261	NM
Depreciation and amortization	79,838	12,377	67,461	NM
Restructuring charges	883	3,391	(2,508)	(74)%
Impairment and other losses (gains), net	4,033	(1,497)	5,530	NM
Merger, debt work-out, and acquisition related costs, net of insurance recoveries	692	(2,702)	3,394	NM
Loss (gain) on remeasurement of deferred compensation plan liabilities	157	(107)	264	NM
Adjusted operating loss	$(26,298)	$(83,066)	$56,768	68%
________________
NM — Absolute percentages greater than 200% and comparisons from positive to negative values or to zero values are considered not meaningful.
Revenues
For the three months ended September 30, 2024, revenues increased $119,293 as compared to the prior year period. The changes in revenues were attributable to the following:

Three Months Ended
September 30, 2024
Increase in revenues for The Sphere Experience	$71,091
Increase in event-related revenues	36,764
Increase in revenues from sponsorship, signage, Exosphere advertising and suite license fee revenues	5,915
Other net increases	5,523
$119,293

On September 29, 2023, the Company opened Sphere in Las Vegas. As a result, the prior year quarter reflects minimal operations while the current year quarter reflects a full quarter of operations.

For the three months ended September 30, 2024, the increase in revenues for The Sphere Experience reflects revenues associated with 192 performances of The Sphere Experience featuring Postcard From Earth, and 15 performances of V-U2 An Immersive Concert Film, generating combined average revenues of approximately $345 per performance.
For the three months ended September 30, 2024, the increase in event-related revenues reflects higher revenues from concerts, primarily due to a full quarter of concerts held at Sphere in Las Vegas, and, to a lesser extent, revenues from one marquee sporting event and one corporate takeover held at Sphere in Las Vegas during the current year period.
For the three months ended September 30, 2024, the increase in revenues from sponsorship, signage, Exosphere advertising and suite license fee revenues primarily reflects (i) higher Exosphere advertising revenues, primarily due to a full quarter of campaigns in the current year period as compared to a partial quarter in the prior year period as a result of the start of Exosphere campaigns in September 2023 and, to a lesser extent, (ii) higher suite license fee revenues, primarily due to a full quarter of venue operations in the current year period as compared to a partial quarter in the prior year period as a result of the opening of Sphere in Las Vegas on September 29, 2023.

For the three months ended September 30, 2024, the increase in other revenues primarily reflects the impact of the Company’s acquisition of Holoplot GmbH (“Holoplot”) in April 2024.
Direct operating expenses
For the three months ended September 30, 2024, direct operating expenses increased by $54,644 as compared to the prior year period. The changes in direct operating expenses were attributable to the following:

Three Months Ended
September 30, 2024
Increase in direct operating expenses for The Sphere Experience	$22,418
Increase in venue operating expenses	13,201
Increase in event-related direct operating expenses	12,704
Increase in expenses from sponsorship, signage, Exosphere advertising, and suite license fees	1,029
Other net increases	5,292
$54,644
For the three months ended September 30, 2024, the increase in direct operating expenses for The Sphere Experience reflects expenses associated with 192 performances of The Sphere Experience featuring Postcard From Earth and 15 performances of V-U2 An Immersive Concert Film, equating to combined average direct operating expenses of approximately $119 per performance.
For the three months ended September 30, 2024, the increase in venue operating expenses reflects a full quarter of venue operations in the current year period as compared to a partial quarter in the prior year period as a result of the opening of Sphere in Las Vegas on September 29, 2023.
For the three months ended September 30, 2024, the increase in event-related direct operating expenses was primarily due to higher expenses from concerts, primarily due to an increase in the number of concerts held at Sphere in Las Vegas as compared to the prior year period, and, to a lesser extent, expenses from one marquee sporting event and one corporate takeover held at Sphere in Las Vegas during the current year period.
For the three months ended September 30, 2024, the increase in direct operating expenses from sponsorship, signage, Exosphere advertising and suite license fees primarily reflects higher expenses related to advertising campaigns on the venue’s Exosphere, primarily due to a full quarter of campaigns in the current year period as compared to a partial quarter in the prior year period as a result of the start of Exosphere campaigns in September 2023.
For the three months ended September 30, 2024, the increase in other direct operating expenses primarily reflects the impact of the Company’s acquisition of Holoplot in April 2024.
Selling, general, and administrative expenses
For the three months ended September 30, 2024, selling, general, and administrative expenses increased $20,800 as compared to the prior year period. The increase was primarily due to higher employee compensation and related benefits.

Depreciation and amortization
For the three months ended September 30, 2024, depreciation and amortization increased $67,461 as compared to the prior year period primarily due to an increase in depreciation of assets related to Sphere in Las Vegas that were placed in service at the end of the first quarter of Fiscal Year 2024.
Impairment and other (losses) gains, net
For the three months ended September 30, 2024, the Company recognized impairment and other losses of $4,033, as compared to other gains, net of $1,497, in the prior year period. The current year three-month period charge relates to fixed assets at Sphere in Las Vegas that were removed from the venue and were impaired. The Company received insurance proceeds of $1,497 during the three months ended September 30, 2023, related to the Company’s creative studio in Burbank, California.
Restructuring charges
For the three months ended September 30, 2024, the Company recognized restructuring charges of $883 related to termination benefits provided for certain executives and employees, as compared to restructuring charges of $3,391 related to termination benefits provided for certain executives and employees in the three months ended September 30, 2023.
Operating loss
For the three months ended September 30, 2024, operating loss increased $26,634 as compared to the prior year period, primarily due to an increase in depreciation and amortization, direct operating expenses, selling, general and administrative expenses, and, to a lesser extent, impairment and other losses, net, offset by an increase in revenues, and, to a lesser extent, a decrease in restructuring charges.
Adjusted operating loss
For the three months ended September 30, 2024, adjusted operating income improved $56,768 as compared to the prior year period, primarily due to an increase in revenues, partially offset by an increase in direct operating expenses and selling, general and administrative expenses (excluding share-based compensation expense and merger, debt work-out, and acquisition related costs, net of insurance recoveries).
MSG Networks
The tables below set forth, for the periods presented, certain historical financial information and a reconciliation of operating income to adjusted operating income for the Company’s MSG Networks segment.

	Three Months Ended
	September 30,		Change
	2024	2023	Amount	Percentage
Revenues	$100,841	$110,228	$(9,387)	(9)%
Direct operating expenses	(77,247)	(76,694)	(553)	(1)%
Selling, general, and administrative expenses	(14,027)	(2,994)	(11,033)	NM
Depreciation and amortization	(2,075)	(1,882)	(193)	(10)%
Restructuring charges	(30)	—	(30)	NM
Operating income	$7,462	$28,658	$(21,196)	(74)%
Reconciliation to adjusted operating income:
Share-based compensation	2,387	964	1,423	148%
Depreciation and amortization	2,075	1,882	193	10%
Restructuring charges	30	—	30	NM
Merger, debt work-out, and acquisition related costs, net of insurance recoveries	4,128	(6,341)	10,469	NM
Amortization for capitalized cloud computing arrangement costs	22	22	—	NM
Adjusted operating income	$16,104	$25,185	$(9,081)	(36)%
________________
NM — Absolute percentages greater than 200% and comparisons from positive to negative values or to zero values are considered not meaningful.

Revenues
For the three months ended September 30, 2024, revenues decreased $9,387 as compared to the prior year period. The changes in revenues were attributable to the following:

Three Months Ended
September 30, 2024
Decrease in distribution revenue	$(9,307)
Decrease in advertising revenue	(108)
Other net increases	28
$(9,387)
In June 2023, MSG Networks introduced MSG+, a DTC and authenticated streaming product, which allows subscribers to access MSG Network and MSG Sportsnet as well as on demand content across various devices. As of October 2024, MSG+ is included in the Gotham Sports streaming product launched as part of MSG Networks’ joint venture with YES Network. MSG+ is available on a free, authenticated basis to subscribers of participating Distributors (including all of MSG Networks’ major Distributors), as well as for purchase by viewers on a DTC basis through monthly and annual subscriptions, as well as single game purchases. As a result, (i) distribution revenue as presented above includes both affiliation fee revenue earned from Distributors for the right to carry the Company’s networks as well as revenue earned from subscriptions and single game purchases on MSG+; (ii) advertising revenue as presented above includes the impact of MSG+ advertising revenue; and (iii) total subscribers as discussed below includes both subscribers of Distributors as well as monthly and annual subscribers of MSG+.
For the three months ended September 30, 2024, distribution revenue decreased $9,307, primarily due to a decrease in total subscribers of approximately 13.0%, partially offset by the impact of higher affiliation rates in the current year quarter.
Direct operating expenses
For the three months ended September 30, 2024 direct operating expenses increased by $553 as compared to the prior year period. The changes in direct operating expenses were attributable to the following:

Three Months Ended
September 30, 2024
Increase in rights fees expense	$1,301
Decrease in other programming and production content costs	(748)
$553
For the three months ended September 30, 2024, rights fees expense increased $1,301 primarily due to the impact of annual contractual rate increases, partially offset by the net impact of reductions resulting from fewer NBA and NHL games made available to MSG Networks for exclusive broadcast.

For the three months ended September 30, 2024, other programming and production content costs decreased $748, including lower costs associated with MSG+.

Selling, general, and administrative expenses
For the three months ended September 30, 2024, selling, general and administrative expenses of $14,027 increased $11,033 as compared to the prior year period, primarily due to higher professional fees of $10,441, mainly reflecting the absence of litigation-related insurance recoveries associated with the Networks Merger recorded in the prior year period and costs associated with pursuing a work-out of the MSG Networks Credit Facilities with its syndicate of lenders recorded in the current year period.

Operating income
For the three months ended September 30, 2024, operating income decreased $21,196 as compared to the prior year period, primarily due to the increase in selling, general and administrative expenses and the decrease in revenues.

Adjusted operating income
For the three months ended September 30, 2024, adjusted operating income decreased $9,081 as compared to the prior year period, primarily due to the decrease in revenues, partially offset by the decrease in selling, general and administrative expenses (excluding merger, debt work-out, and acquisition related costs, net of insurance recoveries, and share-based compensation expense).
Liquidity and Capital Resources
Sources and Uses of Liquidity
As of September 30, 2024, the Company’s unrestricted cash and cash equivalents balance was $539,630, as compared to $559,757 as of June 30, 2024. Included in unrestricted cash and cash equivalents as of September 30, 2024 was (1) $158,022 in advance cash proceeds primarily from ticket sales, a majority of which the Company expects to pay to artists and promoters, and (2) $126,303 of cash and cash equivalents at MSG Networks, which are not available for distribution to the Company in order to maintain compliance with the covenants under the MSG Networks Credit Facilities (as defined below) (which, for the avoidance of doubt, remain available to be used in connection with the refinancing of such facilities as discussed below). In addition, as of September 30, 2024, the Company had $371,877 of accounts payable, accrued and other current liabilities, including $148,578 of capital expenditure accruals primarily related to Sphere construction (a significant portion of which is in dispute and which the Company does not expect to pay).
Our primary sources of liquidity are cash and cash equivalents and cash flows from the operations of our businesses. The Company’s uses of cash over the next 12 months beyond the issuance date of the accompanying condensed consolidated financial statements included in Part I — Item 1. of this Form 10-Q (the “issuance date”) and thereafter are expected to be substantial and include working capital-related items (including funding our operations), capital spending (including the creation of additional original content for Sphere), required debt service payments, payments we expect MSG Networks to make in connection with the work-out of its indebtedness, and investments and related loans and advances that we may fund from time to time. We may also use cash to repurchase our common stock. Our decisions as to the use of our available liquidity will be based upon the ongoing review of the funding needs of our businesses, the optimal allocation of cash resources, and the timing of cash flow generation. To the extent that we desire to access alternative sources of funding through the capital and credit markets, market conditions could adversely impact our ability to do so at that time.
Our ability to have sufficient liquidity to fund our operations and refinance our indebtedness is dependent on the ability of Sphere to generate significant positive cash flow. Although Sphere has been embraced by guests, artists, promoters, advertisers and marketing partners, and we anticipate that Sphere will generate substantial revenue and adjusted operating income on an annual basis over time, there can be no assurance that guests, artists, promoters, advertisers and marketing partners will continue to embrace this new platform. Original immersive productions, such as Postcard From Earth and V-U2 An Immersive Concert Film, have not been previously pursued on the scale of Sphere, which increases the uncertainty of our operating expectations. To the extent that our efforts do not result in viable shows, or to the extent that any such productions do not achieve expected levels of popularity among audiences, we may not generate the cash flows from operations necessary to fund our operations. To the extent we do not realize expected cash flows from operations from Sphere, we would have to take several actions to improve our financial flexibility and preserve liquidity, including significant reductions in both labor and non-labor expenses as well as reductions and/or deferrals in capital spending. Therefore, while we currently believe we will have sufficient liquidity from cash and cash equivalents and cash flows from operations (including expected cash flows from operations from Sphere) to fund our operations, no assurance can be provided that our liquidity will be sufficient in the event any of the preceding uncertainties facing Sphere are realized over the next 12 months beyond the issuance date. See “Part II —Item 1A. Risk Factors — Risks Related to Our Indebtedness, Financial Condition, and Internal Control — We Have Substantial Indebtedness and Are Highly Leveraged, Which Could Adversely Affect Our Business.”
The principal balance of the Company’s total debt outstanding as of September 30, 2024 was $1,362,875, including $829,125 of debt under the MSG Networks Credit Facilities which is classified as short-term on the condensed consolidated balance sheets. Prior to maturity of the MSG Networks Credit Facilities, in September 2024, MSG Networks made a $20,625 required quarterly amortization payment. The remaining outstanding borrowings under the MSG Networks Credit Facilities of $829,125 matured on October 11, 2024 (the “Maturity Date”) and an event of default occurred under the MSGN Credit Agreement due to MSGN L.P.’s failure to make payment on the outstanding principal amount. On October 11, 2024, MSGN L.P. and the MSGN Guarantors (as defined below) entered into a Forbearance Agreement (as amended or supplemented from time to time, the “Forbearance Agreement”) with JPMorgan Chase Bank, N.A., as administrative agent, and certain lenders (the “Supporting Lenders”) under the MSGN Credit Agreement. Subject to the terms of the Forbearance Agreement, the Supporting Lenders agreed to forbear, during the Forbearance Period (as defined below), from exercising certain of their available remedies under the MSGN Credit Agreement with respect to or arising out of MSGN L.P.’s failure to make payment on the outstanding principal amount under the MSGN Term Loan Facility on the Maturity Date. The forbearance period (the “Forbearance Period”) under the Forbearance Agreement was initially scheduled to expire on November 8, 2024 and has been extended to expire on the earlier to occur of (a) November 26, 2024, or such later date agreed to by

MSGN L.P. and the Supporting Lenders that hold a majority in principal amount of term loans held by all Supporting Lenders under the MSGN Term Loan Facility and (b) the date on which any Termination Event (as defined in the Forbearance Agreement) occurs. See Note 10. Credit Facilities and Convertible Notes to the condensed consolidated financial statements. MSG Networks will be unable to settle the remaining outstanding borrowings under the MSG Networks Credit Facilities prior to the expiration of the Forbearance Period absent action taken by management to refinance the outstanding borrowings.
As of the issuance date, MSG Networks continues to pursue a work-out of the MSG Networks Credit Facilities with its syndicate of lenders. The Company has been advised that a cash equity contribution from Sphere Entertainment Group, LLC (“Sphere Entertainment Group”) to MSG Networks will be required in connection with a work-out. If a contribution is made, it is not expected to adversely impact Sphere Entertainment Co.’s ability to fund its operations.
As disclosed in Note 10. Credit Facilities and Convertible Notes, all of the outstanding borrowings under the MSG Networks Credit Facilities are guaranteed by the MSGN Guarantors and secured by the MSGN Collateral (each as defined below). In the event MSG Networks is unable to successfully refinance the MSG Networks Credit Facilities prior to the end of the Forbearance Period (subject to any extensions thereof), the lenders could exercise their remedies under the MSG Networks Credit Facilities, which would include, but not be limited to, declaring an event of default and foreclosing on the MSGN Collateral. MSG Networks and its subsidiaries could also seek bankruptcy protection prior to the lenders exercising their rights under the MSG Networks Credit Facilities. However, as of the issuance date, MSG Networks and its subsidiaries do not intend to seek such bankruptcy protection. See “Part I —Item 1A. Risk Factors — Risks Related to Our Indebtedness, Financial Condition, and Internal Control — An Event of Default Exists Under the MSG Networks Credit Facilities; Although MSG Networks Is Pursuing a Work-out of Its Credit Facilities, There Can Be No Assurances That It Will Be Successful; If MSG Networks Is Unable to Refinance the MSG Networks Credit Facilities, the Outstanding Debt Thereunder Could Be Accelerated and the Lenders Could Foreclose Upon the MSG Networks Business.” Sphere Entertainment Co., Sphere Entertainment Group and the subsidiaries of Sphere Entertainment Group (collectively, the “Non-Credit Parties”) are not legally obligated to fund the outstanding borrowings under the MSG Networks Credit Facilities, nor are the assets of the Non-Credit Parties pledged as security under the MSG Networks Credit Facilities. In the event of an exercise of post-default rights and remedies, the Company believes the lenders would have no remedies or recourse against the Non-Credit Parties pursuant to the terms of the MSG Networks Credit Facilities. While this condition raises substantial doubt about the Company’s ability to continue as a going concern, for the reasons stated above, we have concluded this condition has been effectively alleviated as of the issuance date by the lenders’ right to foreclose only on the MSGN Collateral.
See Note 10. Credit Facilities and Convertible Notes to the condensed consolidated financial statements included in Part I — Item 1. of this Form 10-Q for a discussion of the MSG Networks Credit Facilities, the LV Sphere Term Loan Facility and the 3.50% Convertible Senior Notes.
For additional information regarding the Company’s capital expenditures, including those related to Sphere in Las Vegas, see Note 15. Segment Information to the condensed consolidated financial statements included in Part I — Item 1. of this Form 10-Q.
On March 31, 2020, the Company’s Board of Directors authorized a share repurchase program to repurchase up to $350,000 of the Company’s Class A Common Stock, par value $0.01 per share (“Class A Common Stock”). The program was re-authorized by the Company’s Board of Directors on March 29, 2023. Under the authorization, shares of Class A Common Stock may be purchased from time to time in open market transactions, in accordance with applicable insider trading and other securities laws and regulations. The timing and amount of purchases will depend on market conditions and other factors. No shares have been repurchased under the share repurchase program to date.
Sphere
The Company opened Sphere in Las Vegas in September 2023. See “Part I — Item 1. Our Business — Sphere” in the 2024 Form 10-K. The venue has a number of revenue streams, including The Sphere Experience (which includes original immersive productions), advertising and marketing partnerships, and concert residencies, corporate and marquee sporting events, each of which the Company expects to become significant over time. As a result, we anticipate that Sphere in Las Vegas will generate substantial revenue and adjusted operating income on an annual basis over time.
In October 2024, the Company and DCT Abu Dhabi announced that they will work together to bring the world’s second Sphere to Abu Dhabi, United Arab Emirates. Under the terms of the partnership, which is subject to finalization of definitive agreements, DCT Abu Dhabi will pay the Company a franchise initiation fee for the right to build the venue, utilizing the Company’s proprietary designs, technology, and intellectual property. Construction will be funded by DCT Abu Dhabi, with the Company’s team of experts providing services related to development, construction, and pre-opening of the venue. Following the venue’s opening, the Company plans to maintain ongoing arrangements with DCT Abu Dhabi that are expected to include annual fees for creative and artistic content licensed by the Company, such as Sphere Experiences; use of Sphere’s brand, patents, proprietary technology, and intellectual property; and operational services related to venue operations and technology, as well as commercial and strategic advisory support.
We will continue to explore additional domestic and international markets where we believe Sphere venues can be successful. The Company’s intention for any future venues is to utilize several options, such as joint ventures, equity partners, a managed venue model and non-recourse debt financing.
Financing Agreements
See Note 10. Credit Facilities and Convertible Notes to the condensed consolidated financial statements included in Part I — Item 1. of this Form 10-Q for discussions of the Company’s debt obligations and various financing arrangements.
MSG Networks Credit Facilities
General. MSGN Holdings, L.P. (“MSGN L.P.”), MSGN Eden, LLC, an indirect subsidiary of the Company and the general partner of MSGN L.P., Regional MSGN Holdings LLC, an indirect subsidiary of the Company and the limited partner of MSGN L.P. (collectively with MSGN Eden, LLC, the “MSGN Holdings Entities”), and certain subsidiaries of MSGN L.P. have senior secured credit facilities pursuant to a credit agreement (as amended and restated on October 11, 2019, the “MSGN Credit Agreement”) consisting of: (i) a $1,100,000 term loan facility (the “MSGN Term Loan Facility”) and (ii) until October 11, 2024, a $250,000 revolving credit facility (the “MSGN Revolving Credit Facility” and, together with the MSGN Term Loan Facility, the “MSG Networks Credit Facilities”), each with a term of five years.
The MSGN Credit Agreement matured on October 11, 2024. On the Maturity Date, MSGN L.P. failed to repay the principal amount of $829,125 outstanding under the MSGN Term Loan Facility and an event of default occurred pursuant to the MSGN Credit Agreement. On the Maturity Date, all revolving credit commitments under the MSGN Revolving Credit Facility terminated.
On October 11, 2024, MSGN L.P. entered into the Forbearance Agreement by and among MSGN L.P., the guarantors identified therein, JPMorgan Chase Bank, N.A., as administrative agent, and the Supporting Lenders under the MSGN Credit Agreement. Subject to the terms of the Forbearance Agreement, the Supporting Lenders agreed to forbear, during the Forbearance Period, from exercising certain of their available remedies under the MSGN Credit Agreement with respect to or arising out of MSGN L.P.’s failure to make payment on the outstanding principal amount under the MSGN Term Loan Facility on the Maturity Date.
The Forbearance Period under the Forbearance Agreement was initially scheduled to expire on November 8, 2024 and has been extended to expire on the earlier to occur of (a) November 26, 2024, or such later date agreed to by MSGN L.P. and the Supporting Lenders that hold a majority in principal amount of term loans held by all Supporting Lenders under the MSGN Term Loan Facility and (b) the date on which any Termination Event (as defined in the Forbearance Agreement) occurs.
Interest Rates. Borrowings under the MSGN Credit Agreement bear interest at a floating rate, which at the option of MSGN L.P. may be either (i) a base rate plus an additional rate ranging from 0.25% to 1.25% per annum (determined based on a total net leverage ratio), or (ii) adjusted Term SOFR (i.e., Term SOFR plus 0.10%) plus an additional rate ranging from 1.25% to 2.25% per annum (determined based on a total leverage ratio). Upon a payment default in respect of principal, interest or other amounts due and payable under the MSGN Credit Agreement or related loan documents, default interest will accrue on all overdue amounts at an additional rate of 2.00% per annum. During the Forbearance Period, interest on all outstanding obligations under the MSGN Credit Agreement, including the unpaid principal amount of the term loan, accrue at the default rate.The interest rate on the MSGN Term Loan Facility as of September 30, 2024 was 9.00%.
Covenants. The MSGN Credit Agreement generally requires the MSGN Holdings Entities and MSGN L.P. and its restricted subsidiaries on a consolidated basis to comply with a maximum total leverage ratio of 5.50:1.00, subject, at the option of MSGN L.P. to an upward adjustment to 6.00:1.00 during the continuance of certain events. As of September 30, 2024, the total leverage ratio was 5.39:1.00. In addition, the MSGN Credit Agreement requires a minimum interest coverage ratio of 2.00:1.00 for the MSGN Holdings Entities and MSGN L.P. and its restricted subsidiaries on a consolidated basis. As of September 30, 2024, the interest coverage ratio was 2.05:1.00.
In addition to the financial covenants discussed above, the MSGN Credit Agreement and the related security agreement (as modified in certain cases by the Forbearance Agreement) contain certain representations and warranties, affirmative covenants, and events of default. The MSGN Credit Agreement (as modified in certain cases by the Forbearance Agreement) contains significant restrictions (and in some cases prohibitions) on the ability of MSGN L.P. and its restricted subsidiaries to take certain actions as provided in (and subject to various exceptions and baskets set forth in) the MSGN Credit Agreement (as amended by the Forbearance Agreement), including the following: (i) incurring additional indebtedness and contingent liabilities; (ii) creating liens on certain assets; (iii) making investments, loans or advances in or to other persons; (iv) paying dividends and distributions or repurchasing capital stock; (v)

changing their lines of business; (vi) engaging in certain transactions with affiliates; (vii) amending specified material agreements; (viii) merging or consolidating; (ix) making certain dispositions; and (x) entering into agreements that restrict the granting of liens. The MSGN Holdings Entities are also subject to customary passive holding company covenants.
Guarantors and Collateral. All obligations under the MSGN Credit Agreement are guaranteed by the MSGN Holdings Entities and MSGN L.P.’s existing and future direct and indirect domestic subsidiaries that are not designated as excluded subsidiaries or unrestricted subsidiaries (the “MSGN Subsidiary Guarantors” and, together with the MSGN Holdings Entities, the “MSGN Guarantors”). All obligations under the MSGN Credit Agreement, including the guarantees of those obligations, are secured by certain assets of MSGN L.P. and each MSGN Guarantor (collectively, “MSGN Collateral”), including, but not limited to, a pledge of the equity interests in MSGN L.P. held directly by the MSGN Holdings Entities and the equity interests in each MSGN Subsidiary Guarantor held directly or indirectly by MSGN L.P.
LV Sphere Term Loan Facility
General. On December 22, 2022, MSG Las Vegas, LLC (“MSG LV”) an indirect, wholly-owned subsidiary of the Company, entered into a credit agreement with JP Morgan Chase Bank, N.A., as administrative agent and the lenders party thereto, providing for a five-year, $275,000 senior secured term loan facility (as amended, the “LV Sphere Term Loan Facility”).
Interest Rates. Borrowings under the LV Sphere Term Loan Facility bear interest at a floating rate, which at the option of MSG LV may be either (i) a base rate plus a margin of 3.375% per annum or (ii) adjusted Term SOFR (i.e., Term SOFR plus 0.10%) plus a margin of 4.375% per annum. The interest rate on the LV Sphere Term Loan Facility as of September 30, 2024 was 9.57%.
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
Covenants. The LV Sphere Term Loan Facility and related guaranty by Sphere Entertainment Group include financial covenants requiring MSG LV to maintain a specified minimum debt service coverage ratio and requiring Sphere Entertainment Group to maintain a specified minimum liquidity level. The debt service coverage ratio covenant began testing in the fiscal quarter ended December 31, 2023 on a historical basis and on a prospective basis. Both the historical and prospective debt service coverage ratios are required to be at least 1.35:1.00. As of September 30, 2024, the historical and prospective debt service coverage ratios were 7.21:1.00 and 8.50:1.00, respectively. In addition, among other conditions, MSG LV is not permitted to make distributions to Sphere Entertainment Group unless the historical and prospective debt service coverage ratios are at least 1.50:1.00. The minimum liquidity level for Sphere Entertainment Group is set at $50,000, with $25,000 required to be held in cash or cash equivalents, and is tested as of the last day of each fiscal quarter based on Sphere Entertainment Group’s unencumbered liquidity, consisting of cash and cash equivalents and available lines of credit, as of such date.
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

The Company used $14,309 of the net proceeds from the Offering to fund the cost of entering into the capped call transactions described below, with the remaining net proceeds from the Offering designated for general corporate purposes, including capital for Sphere-related growth initiatives. The capped call transactions met all of the applicable criteria for equity classification in accordance with ASC Subtopic 815-10-15-74(a), “Derivatives and Hedging—Embedded Derivatives—Certain Contracts Involving an Entity’s Own Equity,” and were recorded as a reduction to Equity on the Company’s condensed consolidated statements of stockholders’ equity and condensed consolidated balance sheets.
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
Contractual Obligations
As of September 30, 2024, the Company did not have any material changes in its non-cancelable contractual obligations (other than activities in the ordinary course of business). See Note 9. Commitments and Contingencies to the condensed consolidated financial statements included in “— Item 1. Financial Statements” of this Form 10-Q, for further details on the timing and amount of payments under various media rights agreements.
Cash Flow Discussion
As of September 30, 2024, cash, cash equivalents and restricted cash totaled $553,217, as compared to $573,233 as of June 30, 2024. The following table summarizes the Company’s cash flow activities for the three months ended September 30, 2024 and 2023:

	Three Months Ended
	September 30,
	2024	2023
Net cash provided by (used in) operating activities	$34,094	$(94,641)
Net cash (used in) provided by investing activities	(19,586)	66,498
Net cash (used in) provided by financing activities	(35,622)	50,854
Effect of exchange rates on cash, cash equivalents and restricted cash	1,098	(83)
Net (decrease) increase in cash, cash equivalents, and restricted cash	$(20,016)	$22,628
Operating Activities
Net cash from operating activities for the three months ended September 30, 2024 increased by $128,735 as compared to the prior year period, primarily due to an increase in cash flows from changes in working capital of $173,272. The increase in cash flows from changes in working capital were driven by higher collections from customers and fewer payments to vendors and related parties, offset by fewer cash collections related to deferred revenue, as compared to the corresponding prior year period. The increase was further offset by a decrease of net income adjusted for non-cash items of $44,537 in the current year period, as compared to the corresponding prior year period.
Investing Activities
Net cash from investing activities for the three months ended September 30, 2024 decreased by $86,084 as compared to the prior year period, primarily due to the absence of proceeds of $256,501 from the sale of MSGE Retained Interest received in the corresponding prior year period, offset by a decrease in capital expenditures for Sphere in Las Vegas after the assets were placed in service during the first quarter of Fiscal Year 2024.
Financing Activities
Net cash from financing activities for the three months ended September 30, 2024 decreased by $86,476 as compared to the prior year period, primarily due to the absence of proceeds of $65,000 from the Delayed Draw Term Loan Facility received in the corresponding prior year period, as well as principal repayments of debt of $20,625 in the current year period.
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
Critical Accounting Estimates
There have been no material changes to the Company’s critical accounting policies. The following discussion has been included to provide the results of our annual impairment testing of goodwill performed during the quarterly period ended September 30, 2024.
Impairment of Goodwill
Goodwill is tested annually for impairment as of August 31st and at any time upon the occurrence of certain events or substantive changes in circumstances. The Company performs its goodwill impairment test at the reporting unit level. As of September 30, 2024, the Company had two reportable segments and two reporting units, Sphere and MSG Networks, consistent with the way management makes decisions and allocates resources to the business.
The goodwill balance reported on the Company’s condensed consolidated balance sheets as of September 30, 2024 by reporting unit was as follows:

As of
September 30, 2024
Sphere	$45,644
MSG Networks	424,508
Total Goodwill	$470,152
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
The Company elected to perform the qualitative assessment of impairment for both of the Company’s reporting units during the quarterly period ended September 30, 2024. These assessments considered qualitative factors such as:
•macroeconomic conditions;
•industry and market considerations;
•cost factors;
•overall financial performance of the reporting units;
•other relevant company-specific factors such as changes in management, strategy or customers; and
•relevant reporting unit specific events such as changes in the carrying amount of net assets.
During the quarterly period ended September 30, 2024, the Company performed its most recent annual impairment tests of goodwill and determined that there were no impairments of goodwill identified for either of its reporting units as of the impairment test date. Based on these impairment tests, the Company’s reporting units had sufficient safety margins, representing the excess of the estimated fair value of the reporting unit, derived from the most recent quantitative assessments, less its respective carrying value (including goodwill). The Company believes that if the fair value of the reporting unit exceeds its carrying value by greater than 10%, a sufficient safety margin has been realized. The Company continues to closely monitor the performance and fair value of its MSG Networks reporting unit and results of its potential work-out of the MSG Networks Credit Facilities. A significant adverse change in market factors or the business outlook for the MSG Networks reporting unit could negatively impact the fair value of our MSG Networks reporting unit and result in a goodwill impairment at that time.
Item 3. Quantitative and Qualitative Disclosures About Market Risk
There were no material changes to the disclosures regarding market risks in connection with our pension and postretirement plans. See Item 7A, “Quantitative and Qualitative Disclosures About Market Risk,” of the 2024 Form 10-K.
Potential Interest Rate Risk Exposure
The Company, through its subsidiaries, MSG Networks and MSG LV, is subject to potential interest rate risk exposure related to borrowings incurred under their respective credit facilities. Changes in interest rates may increase interest expense payments with respect to any borrowings incurred under these credit facilities. The effect of a hypothetical 200 basis point increase in floating interest rate prevailing as of September 30, 2024 and continuing for a full year would increase the Company’s interest payments on the outstanding amounts under the credit facilities by $22,083.
Foreign Currency Exchange Rate Exposure
We are exposed to market risk resulting from foreign currency fluctuations, primarily to the British pound sterling through our net investment position initiated with our acquisition of land in Stratford, London in the second quarter of fiscal year 2018, which we expected would become home to a future Sphere, and through cash and invested funds which we expected would be deployed in the construction of our London venue prior to the Company’s decision in November 2023 to no longer pursue the development of a Sphere in the United Kingdom. During the 12 months ended September 30, 2024, the GBP/USD exchange rate ranged from 1.2078 to 1.3417 as compared to GBP/USD exchange rate of 1.3377 on September 30, 2024, a fluctuation range of approximately 5.53%. As of September 30, 2024, a uniform hypothetical 10% fluctuation in the GBP/USD exchange rate would have resulted in a change of approximately $3,600 in the Company’s net asset value.
Following the acquisition of Holoplot on April 25, 2024, which is based in Berlin, Germany, we are also exposed to market risk resulting from foreign currency fluctuations related to the Euro. During the 12 months ended September 30, 2024, the EUR/USD exchange rate ranged from 1.0130 to 1.1239 as compared to EUR/USD exchange rate of 1.1136 on September 30, 2024, a fluctuation range of approximately 5.43%. As of September 30, 2024, a uniform hypothetical 10% fluctuation in the EUR/USD exchange rate would have resulted in a change of approximately $250 in the Company’s net asset value.
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
Item 4. Controls and Procedures
Our management, with the participation of our Executive Chairman and Chief Executive Officer and our Executive Vice President, Chief Financial Officer and Treasurer, evaluated the effectiveness of the design and operation of our disclosure controls and procedures as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”). Based on that evaluation, our Executive Chairman and Chief Executive Officer and our Executive Vice President, Chief Financial Officer and Treasurer concluded that the Company’s disclosure controls and procedures were effective as of September 30, 2024.
Changes in Internal Control over Financial Reporting
There were no changes in the Company’s internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the fiscal quarter ended September 30, 2024, that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

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
On April 6, 2023, the parties to the MSG Networks Litigation reached an agreement in principle to settle the MSG Networks Litigation, without admitting liability, on the terms and conditions set forth in a binding term sheet, which was incorporated into a long-form settlement agreement (the “MSGN Settlement Agreement”) that was filed with the Court on May 18, 2023. The MSGN Settlement Agreement provided for, among other things, the final dismissal of the MSG Networks Litigation in exchange for a settlement payment to the plaintiffs and the class of approximately $48.5 million, of which approximately $28 million has been paid by the Company and approximately $20.5 million has been paid to the plaintiffs by insurers (who agreed to advance these costs subject to final resolution of the parties’ insurance coverage dispute). The MSGN Settlement Agreement was approved by the Court on August 14, 2023, which constituted the final judgment in the action. MSG Networks Inc. has a dispute with its insurers over whether and to what extent there is insurance coverage for the settlement (and has settled with one of the insurers). As of September 30, 2024, approximately $18 million has been accrued in Accounts payable, accrued and other current liabilities (reduced from approximately $20.5 million accrued as of March 31, 2024 in connection with the aforementioned settlement). Unless MSG Networks Inc. and the remaining insurers settle that insurance dispute, it is expected to be finally resolved in a pending Delaware insurance coverage action.

The Company is a defendant in various other lawsuits. Although the outcome of these other lawsuits cannot be predicted with certainty (including the extent of available insurance, if any), management does not believe that resolution of these other lawsuits will have a material adverse effect on the Company.
Item 1A. Risk Factors
In addition to the other information set forth below, you should carefully consider the factors discussed under the heading “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in this Form 10-Q and our 2024 Form 10-K and other filings we may make from time to time with the SEC. Any of these risks could have a material adverse effect on our business, operating results and financial condition, which could cause you to lose all or part of your investment. Additional risks and uncertainties not currently known to us or that we deem immaterial also may affect our business and operations. As such, you should not consider this list to be a complete statement of all potential risks and uncertainties.
Risks Related to Our Indebtedness, Financial Condition, and Internal Control
We Have Substantial Indebtedness and Are Highly Leveraged, Which Could Adversely Affect Our Business.
We are highly leveraged with a significant amount of debt and we may continue to incur additional debt in the future. As of September 30, 2024, the principal balance of our consolidated debt outstanding was approximately $1.4 billion, $829 million of which matured without repayment on October 11, 2024 and is classified as short-term on our condensed consolidated balance sheets. As a result of our indebtedness, we are required to make interest and principal payments on our borrowings that are significant in relation to our revenues and cash flows. These payments reduce our earnings and cash available for other potential business purposes. Furthermore, our interest expense could increase if interest rates increase (including in connection with rising inflation) because our indebtedness bears interest at floating rates or to the extent we refinance existing debt with higher cost debt.
In September 2019, certain subsidiaries of MSG Networks Inc., including MSGN L.P., entered into the MSG Networks Credit Facilities. On October 11, 2024, an event of default occurred pursuant to the MSGN Credit Agreement due to MSGN L.P.’s failure to make payment on the outstanding principal amount on the Maturity Date. On October 11, 2024, MSGN L.P., the MSGN Guarantors, JPMorgan Chase Bank, N.A. and the Supporting Lenders entered into the Forbearance Agreement pursuant to which the Supporting Lenders have agreed, subject to the terms of the Forbearance Agreement, to forbear, during the Forbearance Period, from exercising certain of their available remedies under the MSGN Credit Agreement with respect to or arising out of MSGN L.P.’s failure to make payment on the outstanding principal amount under the MSGN Term Loan Facility on the Maturity Date. The Forbearance Period under the Forbearance Agreement was initially scheduled to expire on November 8, 2024 and has been extended to expire on the earlier to occur of (a) November 26, 2024, or such later date agreed to by MSGN L.P. and the Supporting Lenders that hold a majority in principal amount of term loans held by all Supporting Lenders under the MSGN Term Loan Facility and (b) the date on which any Termination Event (as defined in the Forbearance Agreement) occurs. The MSG Networks Credit Facilities are the obligations of our indirect subsidiaries MSGN L.P., MSGN Eden, LLC, Regional MSGN Holdings LLC and certain subsidiaries of MSGN L.P., and none of the Company, Sphere Entertainment Group or any of the subsidiaries of Sphere Entertainment Group (collectively, the “Non-Credit Parties”) are party to the MSG Networks Credit Facilities.
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
On December 8, 2023, the Company completed the Offering of approximately $259 million in aggregate principal amount of its 3.50% Convertible Senior Notes.
Our ability to have sufficient liquidity to fund our operations and refinance our indebtedness is dependent on the ability of Sphere to generate significant positive cash flow. There can be no assurance that guests, artists, promoters, advertisers and marketing partners will continue to embrace this new platform and that Sphere will generate revenue and adjusted operating income in line with our expectations. Original immersive productions, such as Postcard From Earth and V-U2 An Immersive Concert Film, have not been previously pursued on the scale of Sphere, which increases the uncertainty of our operating expectations. To the extent that our efforts do not result in viable shows, or to the extent that any such productions do not achieve expected levels of popularity among audiences, we may not generate the cash flows from operations necessary to fund our operations. Our future operating performance, to a certain extent, is subject to general economic conditions, recession, fears of recession, financial, competitive, regulatory and other factors that are beyond our control. To the extent we do not realize expected cash flows from operations from Sphere, we would have to take several actions to improve our financial flexibility and preserve liquidity, including significant reductions in both labor and non-labor expenses as well as reductions and/or deferrals in capital spending. Therefore, while we currently believe we will have sufficient liquidity from cash and cash equivalents and cash flows from operations (including expected cash flows from operations from Sphere) to fund our operations, no assurance can be provided that our liquidity will be sufficient in the event any of the preceding uncertainties facing Sphere are realized over the next 12 months.
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
The failure to make payments when due, satisfy the covenants, including any inability to attain a covenant waiver, and other requirements under each credit agreement could trigger (and, with respect to the MSGN Credit Agreement, has recently triggered) a default thereunder, which could result in an acceleration of the outstanding debt thereunder and, with respect to the LV Sphere Term Loan Facility, a demand for payment under the guarantee provided by Sphere Entertainment Group. Additionally, the LV Sphere Term Loan Facility restricts MSG LV from making cash contributions to us unless certain financial covenants are met and, during the Forbearance Period, the MSG Networks Credit Facilities restrict MSGN L.P. from making cash distributions to us. Any failure to make payments when due or satisfy the covenants under the LV Sphere Term Loan Facility and the MSG Networks Credit Facilities (together, the “Credit Facilities”) could negatively impact our liquidity and could have a negative effect on our businesses.
The terms of the Indenture governing the 3.50% Convertible Senior Notes do not restrict us from incurring additional indebtedness, including secured indebtedness. As of September 30, 2024, (i) the principal balance of the Company’s indebtedness (excluding subsidiaries) was approximately $258.8 million under the 3.50% Convertible Senior Notes and (ii) the principal balance of indebtedness of the Company’s subsidiaries was $1.104 billion, all of which is senior secured indebtedness. This leverage also exposes us to significant risk by limiting our flexibility in planning for, or reacting to, changes in our business (whether through competitive pressure or otherwise), the entertainment and video programming industries and the economy at large. Although our cash flows could decrease in these scenarios, our required payments in respect of indebtedness would not decrease.
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
As described under “Part I — Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations — Liquidity and Capital Resources” in this Quarterly Report on Form 10-Q, while the conditions with respect to the MSG Networks Credit Facilities raise substantial doubt about the Company’s ability to continue as a going concern, for the reasons stated under Note 2. Accounting Policies — Liquidity and Going Concern, to the consolidated financial statements included in Item 1 of this Form 10-Q with respect to the lenders’ recourse under the MSG Networks Credit Facilities, we have concluded that the conditions raising substantial doubt about the Company’s ability to continue as a going concern have been effectively alleviated as of the date of this Form 10-Q, and that the Company would be able to continue as a going concern for at least one year beyond the date of issuance of the condensed consolidated financial statements included in this Form 10-Q. Management will conduct its review of the Company’s ability to continue as a going concern prior to issuing the Company’s financial statements after each quarterly, annual or transition period. There can be no assurances that we will be able to continue to effectively alleviate the conditions with respect to the Company’s ability to continue to be a going concern in the future.
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
An Event of Default Exists Under the MSG Networks Credit Facilities; Although MSG Networks Is Pursuing a Work-out of Its Credit Facilities, There Can Be No Assurances That It Will Be Successful; Any Refinancing May Require an Equity Contribution by Sphere Entertainment Group to MSG Networks and, Even if a Refinancing is Successfully Consummated, It Would Be on Terms Materially Less Favorable to MSG Networks Than the Current Terms.
As of September 30, 2024, the principal balance of debt outstanding under the MSG Networks Credit Facilities was approximately $829.1 million and is classified as short-term on our condensed consolidated balance sheets. Under the terms of the MSG Networks Credit Facilities, a $20.6 million required quarterly amortization payment was due and made in September 2024, and the remaining outstanding borrowings under the facility of $829.1 million matured without repayment on October 11, 2024.
On October 11, 2024, an event of default occurred pursuant to the MSGN Credit Agreement due to MSGN L.P.’s failure to make payment on the outstanding principal amount on the Maturity Date. On October 11, 2024, MSGN L.P., the MSGN Guarantors, JPMorgan Chase Bank, N.A. and the Supporting Lenders entered into the Forbearance Agreement pursuant to which the Supporting Lenders have agreed, subject to the terms of the Forbearance Agreement, to forbear, during the Forbearance Period, from exercising certain of their available remedies under the MSGN Credit Agreement with respect to or arising out of MSGN L.P.’s failure to make payment on the outstanding principal amount under the MSGN Term Loan Facility on the Maturity Date. The Forbearance Period under the Forbearance Agreement was initially scheduled to expire on November 8, 2024 and has been extended to expire on the earlier to occur of (a) November 26, 2024, or such later date agreed to by MSGN L.P. and the Supporting Lenders that hold a majority in principal amount of term loans held by all Supporting Lenders under the MSGN Term Loan Facility and (b) the date on which any Termination Event (as defined in the Forbearance Agreement) occurs.
MSG Networks will be unable to settle the remaining outstanding borrowings under the MSG Networks Credit Facilities prior to the expiration of the Forbearance Period absent action taken by management to refinance the outstanding borrowings. As of the issuance date of the accompanying condensed consolidated financial statements as of and for the quarter ended September 30, 2024, MSG Networks is in the process of pursuing a refinancing through a work-out of the MSG Networks Credit Facilities with its syndicate of lenders.
If a refinancing of the outstanding borrowings under the MSG Networks Credit Facilities is successfully consummated, it is expected to require a cash equity contribution from Sphere Entertainment Group to MSG Networks. In addition, such refinancing would be on terms that are materially less favorable to MSG Networks than the current terms, including providing for covenants for the benefit of existing or new lenders that materially restrict the business of MSG Networks. A refinancing may also require MSG Networks, Sphere Entertainment Co. and/or their respective subsidiaries to make concessions as a condition to the refinancing, which may have an adverse effect on their respective businesses, operating results and financial condition.
An Event of Default Exists Under the MSG Networks Credit Facilities; Although MSG Networks Is Pursuing a Work-out of Its Credit Facilities, There Can Be No Assurances That It Will Be Successful; If MSG Networks Is Unable to Refinance the MSG Networks Credit Facilities, the Outstanding Debt Thereunder Could Be Accelerated and the Lenders Could Foreclose Upon the MSG Networks Business.
MSG Networks will be unable to settle the remaining outstanding borrowings under the MSG Networks Credit Facilities prior to the expiration of the Forbearance Period absent action taken by management to refinance the outstanding borrowings. As of the issuance date of the accompanying condensed consolidated financial statements as of and for the quarter ended September 30, 2024, MSG Networks is in the process of pursuing a refinancing through a work-out of the MSG Networks Credit Facilities with its syndicate of lenders.
In the event MSG Networks is unable to successfully refinance the MSG Networks Credit Facilities, the lenders would have the right to exercise their remedies under the MSG Networks Credit Facilities, which would include, but not be limited to, declaring an event of default and foreclosing on the MSG Networks business. In the event of an exercise of post-default rights or remedies, the Company believes the lenders would have no remedies or recourse against the Non-Credit Parties pursuant to the terms of the MSG Networks Credit Facilities. MSG Networks and its subsidiaries may also decide to seek bankruptcy protection prior to the lenders exercising their rights. If lenders exercise remedies or foreclose on the MSG Networks business, or if MSG Networks decides to seek bankruptcy protection, Sphere Entertainment Co. may no longer be entitled to any value in, or results of operations from, the MSG Networks business.

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
Material impairments in the value of our long-lived assets and goodwill could negatively affect our business and results of operations.
We regularly review our long-lived assets and goodwill for potential impairment. Long-lived assets, including property and equipment, right-of-use lease assets and intangible assets that are amortized, are reviewed when there is an indication of potential impairment. We test goodwill annually for impairment as of August 31st and at any time upon the occurrence of certain events or substantive changes in circumstances. We perform our goodwill impairment tests at the level of our two reporting units, Sphere and MSG Networks. In assessing the carrying value of our long-lived assets and goodwill, we make estimates and assumptions regarding a variety of factors, including, but not limited to, projected future cash flows, discount rates, cost-based assumptions and appropriate market comparables. These estimates are made at a specific point in time, based on relevant information, are subjective in nature and involve significant uncertainties and judgments and therefore cannot be determined with precision. Changes in assumptions could significantly affect the estimates. There are inherent uncertainties related to these factors and management’s judgment in applying these factors, and, if these estimates or related assumptions change in the future, we may be required to record impairment charges related to our long-lived assets.
Changes to our business, unexpected significant declines in our operating results, further deterioration in the business environment for regional sports networks or changes in our strategic goals or business direction could require us to evaluate the recoverability of our goodwill or our long-lived and indefinite lived-assets prior to the annual assessment. These types of events have in the past resulted, and could again in the future result, in impairment charges, which have in the past negatively affected, and could in the future negatively affect, our results of operations. The Company continues to closely monitor the performance and fair value of its MSG Networks reporting unit and results of its potential work-out of the MSG Networks Credit Facilities. A significant adverse change in market factors or the business outlook for the MSG Networks reporting unit could negatively impact the fair value of our MSG Networks reporting unit and result in a goodwill impairment at that time. During the second quarter of Fiscal Year 2024, we recorded an impairment charge of $116.5 million in connection with our decision in November 2023 to no longer pursue the development of a Sphere in the United Kingdom. Impairments could be an indicator of significant declines in the expected performance of our reporting units and could negatively affect our business. For more information on the valuation of long-lived and goodwill, see “Recently Issued Accounting Pronouncements and Critical Accounting Estimates — Impairment of Goodwill” in this Form 10-Q and “Part II. — Item 7. Management's Discussion of Analysis and Financial Condition and Results of Operations — Recently Issued Accounting Pronouncements and Critical Accounting Estimates — Critical Accounting Estimates” in the 2024 Form 10-K.
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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
As of September 30, 2024, the Company had the ability to repurchase up to $350 million of the Company’s Class A Common Stock under the Class A Common Stock share repurchase program initially authorized by the Company’s Board of Directors on March 31, 2020 and reauthorized on March 29, 2023. Under the authorization, shares of Class A Common Stock may be purchased from time to time in open market transactions, in accordance with applicable insider trading and other securities laws and regulations. The timing and amount of purchases will depend on market conditions and other factors. No shares have been repurchased to date.

Item 6. Exhibits

(a)Index to Exhibits

EXHIBIT NO.	DESCRIPTION
10.1
Form of Sphere Entertainment Co. Performance Vesting Stock Option Agreement under the 2020 Employee Stock Plan, as amended (incorporated by reference to Annex B of Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on July 3, 2024). †

10.2
Form of Sphere Entertainment Co. Restricted Stock Units Agreement under the 2020 Employee Stock Plan, as amended (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on August 26, 2024).†

10.3
Form of Sphere Entertainment Co. Restricted Stock Units Agreement in respect of Restricted Stock Units granted under the MSG Networks Inc. 2010 Employee Stock Plan, as amended (incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K filed on August 26, 2024).†

10.4
Employment Agreement, dated as of June 30, 2024, between Sphere Entertainment Co. and James L. Dolan (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on July 3, 2024). †

10.5
Employment Agreement, dated as of August 27, 2024, between MSG Networks Inc., Sphere Entertainment Co. and Andrea Greenberg (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on August 30, 2024). †

10.6
Forbearance Agreement, dated as of October 11, 2024, by and among MSGN Holdings, L.P., certain subsidiaries of MSGN Holdings, L.P. identified therein, MSGN Eden, LLC, Regional MSGN Holdings LLC and JPMorgan Chase Bank, N.A., as administrative agent, and the lenders party thereto (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on October 11, 2024).

10.7
Amendment via Email Correspondence dated November 8, 2024 to Forbearance Agreement, dated as of October 11, 2024, by and among MSGN Holdings, L.P., certain subsidiaries of MSGN Holdings, L.P. identified therein, MSGN Eden, LLC, Regional MSGN Holdings LLC, JPMorgan Chase Bank, N.A., as administrative agent, and the lenders party thereto (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on November 12, 2024).

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
101
The following materials from Sphere Entertainment Co. Quarterly Report on Form 10-Q for the quarter ended September 30, 2024, formatted in Inline Extensible Business Reporting Language (iXBRL): (i) condensed consolidated balance sheets, (ii) condensed consolidated statements of operations, (iii) condensed consolidated statements of comprehensive loss, (iv) condensed consolidated statements of cash flows, (v) condensed consolidated statements of equity and redeemable noncontrolling interests, and (vi) notes to condensed consolidated financial statements.

104	The cover page from the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2024 formatted in Inline XBRL and contained in Exhibit 101.
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

SIGNATURE
Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on the 12th day of November 2024.

Sphere Entertainment Co.

By:	/S/ DAVID F. BYRNES
	Name:	David F. Byrnes
	Title:	Executive Vice President, Chief Financial Officer and Treasurer