Form 10-KT
period 2024-12-31
Sphere Entertainment Co.
filed 2025-03-03
CIK 1795250

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-KT
(Mark One)

☐	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended________________________________
or

☑	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from July 1, 2024 to December 31, 2024
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☑
If securities are registered pursuant to Section 12(b) of the Act, indicate by check mark whether the financial statements of the registrant included in the filing reflect the correction of an error to previously issued financial statements. ☐
Indicate by check mark whether any of those error corrections are restatements that required a recovery analysis of incentive-based compensation received by any of the registrant’s executive officers during the relevant recovery period pursuant to §240.10D-1(b). ☐
Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑
The aggregate market value of the voting and non-voting common equity held by non-affiliates of Sphere Entertainment Co. computed by reference to the price at which the common equity was last sold on the New York Stock Exchange as of June 30, 2024, was approximately $944 million.
Number of shares of common stock outstanding as of January 31, 2025:

Class A Common Stock par value $0.01 per share	—	28,960,194
Class B Common Stock par value $0.01 per share	—	6,866,754
Documents incorporated by reference — Certain information required for Part III of this report is incorporated herein by reference to the proxy statement for the 2025 annual meeting of the Company’s stockholders, expected to be filed within 120 days after the end of the transition period ended December 31, 2024.

PART I
Item 1. Business
Sphere Entertainment Co. is a Delaware corporation with its principal executive office at Two Pennsylvania Plaza, New York, NY, 10121. Unless the context otherwise requires, all references to “we,” “us,” “our,” “Sphere Entertainment” or the “Company” refer collectively to Sphere Entertainment Co., a holding company, and its direct and indirect subsidiaries. We conduct substantially all of our business activities discussed in this Transition Report on Form 10-KT (this “Form 10-KT”) through Sphere Entertainment Group, LLC (“Sphere Entertainment Group”) and MSG Networks Inc. (together with its subsidiaries, “MSG Networks”), and each of their direct and indirect subsidiaries.
The Company (formerly Madison Square Garden Entertainment Corp.) was incorporated on November 21, 2019 as a direct, wholly-owned subsidiary of Madison Square Garden Sports Corp. (“MSG Sports”). On April 17, 2020 (the “2020 Entertainment Distribution Date”), MSG Sports distributed all outstanding common stock of the Company to MSG Sports’ stockholders (the “2020 Entertainment Distribution”). On July 9, 2021, MSG Networks Inc. merged with a subsidiary of the Company and became a wholly-owned subsidiary of the Company (the “Networks Merger”). On April 20, 2023 (the “MSGE Distribution Date”), the Company distributed approximately 67% of the outstanding common stock of MSGE Spinco, Inc. (now known as Madison Square Garden Entertainment Corp. and referred to herein as “MSG Entertainment”) to its stockholders (the “MSGE Distribution”), with the Company retaining approximately 33% of the outstanding common stock of MSG Entertainment (in the form of MSG Entertainment Class A common stock) immediately following the MSGE Distribution (the “MSGE Retained Interest”). Following the dispositions of the MSGE Retained Interest, the Company no longer holds any of the outstanding common stock of MSG Entertainment. In connection with the MSGE Distribution, the Company changed its name to Sphere Entertainment Co.
Change in Fiscal Year-End
The Company historically reported on a fiscal year basis ending on June 30th. On June 26, 2024, the Board of Directors approved a change in the Company’s fiscal year-end from June 30 to December 31, effective December 31, 2024, resulting in a six-month transition period from July 1, 2024 to December 31, 2024 (the “Transition Period”). In this Form 10-KT, the fiscal years ended June 30, 2024, 2023 and 2022 are referred to as “Fiscal Year 2024,” “Fiscal Year 2023,” and “Fiscal Year 2022,” respectively, and reflect financial results for the respective twelve-month periods from July 1 to June 30. Unless otherwise noted, all references to “fiscal years” in this Form 10-KT refer to the twelve month fiscal years that, prior to the Transition Period, ended on June 30. See Note 3. Change in Fiscal Year-End to the consolidated financial statements included in Item 8 of this Form 10-KT for more information.
Overview
The Company is a premier live entertainment and media company comprised of two reportable segments, Sphere and MSG Networks. SphereTM is a next-generation entertainment medium, and MSG Networks operates two regional sports and entertainment networks, as well as a direct-to-consumer (“DTC”) and authenticated streaming product.
Sphere: This segment reflects Sphere, a next-generation entertainment medium powered by cutting-edge technologies to create multi-sensory experiences at an unparalleled scale. The Company’s first Sphere opened in Las Vegas on September 29, 2023. The venue can accommodate up to 20,000 guests and can host a wide variety of events year-round, including The Sphere ExperienceTM, which features original immersive productions, as well as concerts and residencies from renowned artists, and marquee sports and corporate events. Production efforts are supported by Sphere StudiosTM, an immersive content studio dedicated to creating multi-sensory entertainment experiences exclusively for Sphere. Sphere Studios is home to a team of creative, production, technology and software experts who provide full in-house creative and production services. The studio campus in Burbank includes a 68,000-square-foot development facility, as well as Big Dome, a 28,000-square-foot, 100-foot high custom dome, with a quarter-sized version of the interior display plane at Sphere in Las Vegas, that serves as a specialized screening, production facility, and lab for content at Sphere. The entire exterior surface of Sphere, referred to as the ExosphereTM, is covered with nearly 580,000 square feet of fully programmable LED paneling, creating the largest LED screen in the world and an impactful display for artists, brands and partners. In October 2024, the Company and the Department of Culture and Tourism – Abu Dhabi (“DCT Abu Dhabi”) announced that they will work together to bring the world’s second Sphere to Abu Dhabi, United Arab Emirates.
MSG Networks: This segment is comprised of the Company’s regional sports and entertainment networks, MSG Network and MSG Sportsnet, as well as its DTC and authenticated streaming offering, MSG+ (which is now included in the Gotham Sports streaming product). MSG Networks serves the New York designated market area, as well as other portions of New York, New Jersey, Connecticut and Pennsylvania and features a wide range of sports content, including exclusive live local games and other programming of the New York Knicks (the “Knicks”) of the National Basketball Association (the “NBA”) and the New York Rangers (the “Rangers”), New York Islanders (the “Islanders”), New Jersey Devils (the “Devils”) and Buffalo Sabres (the “Sabres”) of the National Hockey League (the “NHL”), as well as significant coverage of the New York Giants (the “Giants”) and the Buffalo Bills (the “Bills”) of the National Football League (the “NFL”).

Our Strengths
•Strong position in live entertainment with a next-generation entertainment medium powered by cutting-edge technologies;
•Two award-winning regional sports and entertainment networks as well as a DTC and authenticated streaming service;
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
Our Strategy
Our strategy is to leverage our Company’s unique assets and brands – which includes a next-generation entertainment medium, Sphere, and regional sports and entertainment networks – to create world-class experiences for all key stakeholders, including artists, athletes, creatives, guests, viewers, advertisers and marketing partners. Coupled with our continued commitment to innovation, we believe the Company is positioned to generate long-term value for our stockholders.
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
The Company’s first Sphere opened in September 2023 and is conveniently located one block from the Las Vegas Strip.
Sphere in Las Vegas is the world’s largest spherical structure standing at 366 feet tall and 516 feet wide, with a fully-programmable LED exterior – the Exosphere – that offers a powerful global platform for advertisers and marketing partners, as well as artistic content. Inside, the venue’s interior spaces include the Atrium, food and beverage locations, expo spaces, 23 premium hospitality suites, and more.

Once inside Sphere’s main venue bowl, guests can experience the full range of the venue’s cutting-edge technologies, including:
•A 16K x 16K LED screen – a 160,000-square foot high-resolution interior display plane that surrounds the audience, creating a fully immersive visual environment.
•Sphere Immersive SoundTM, powered by HOLOPLOTTM – an advanced audio system that delivers crystal-clear, concert-grade sound to every seat in Sphere through beamforming and wave field synthesis technology.
•4D multi-sensory technologies – which enable guests to feel experiences such as vibrations, wind, scent and changing temperatures to enhance storytelling.
Leveraging Sphere’s Unique Capabilities to Drive Venue Utilization: Sphere in Las Vegas was designed and engineered from the ground up to be one of the most highly utilized venues of its size. The venue’s technologies and design enable it to seamlessly accommodate a variety of different event types, with fast turnover between events, and accommodate multiple events per-day, year-round. We believe that this allows for Sphere to be more efficiently utilized than traditional large-scale venues.
Developing Original Content: Sphere Studios is dedicated to the development of immersive entertainment experiences exclusively for Sphere. Sphere Studios features technology and proprietary tools developed specifically for Sphere that make content creation for this platform seamless. Sphere Studios is home to an interdisciplinary team of creative, production, technology and software experts who provide full in-house creative and production services, including strategy and concept, capture, post-production and show production, and Exosphere content creation. The Company is developing its own content ranging from original immersive productions, purpose-built for Sphere, to the establishment of a dynamic library of content that can be used by artists or third parties who want to bring their experiences to life – whether for concerts, residencies or marquee and corporate events.
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
•The Sphere Experience. A core content category at Sphere in Las Vegas is The Sphere Experience, which takes full advantage of Sphere’s experiential, next-generation technologies. The Sphere Experience can run multiple times a day, year-round and begins when guests enter the venue’s Atrium, where they can engage with the latest in technological advancements through a variety of immersive experiences.
•The experience then continues to the main venue bowl to view an original immersive production. Our current productions are:
◦Postcard from Earth, directed by Academy Award nominee, Darren Aronofsky. This original cinematic experience has earned critical acclaim for its captivating visuals and use of the venue’s next-generation, immersive technologies, and brings audiences on a voyage spanning all seven continents; and
◦V-U2, An Immersive Concert Film, directed by Morleigh Steinberg and U2’s The Edge. The film showcases U2’s concert run at Sphere in Las Vegas and allows audiences to feel like they are at the live shows. This is also the first film ever to be shot entirely with Big Sky, the ultra-high-resolution camera system developed by Sphere Entertainment.
Venue of Choice for Third-Party Events. Sphere in Las Vegas has hosted a wide variety of events, including concerts and residencies from renowned artists, marquee sporting events including Formula 1 Las Vegas Grand Prix, and the 2024 NHL Draft, as well as corporate and other events. On September 29, 2023, global rock band U2 opened the venue with the start of its multi-month run at Sphere, and after several extensions, played a total of 40 sold-out shows. Since then, several other bands have played at Sphere in Las Vegas, including Phish, Dead & Company, Eagles, and electronic dance music (“EDM”) artist Anyma. In addition, the Company entered into a multi-year agreement with Formula 1 for a full multi-day takeover of Sphere, which started with its inaugural Las Vegas Grand Prix in November 2023 and continued in November 2024. In June 2024, Sphere hosted Hewlett Packard Enterprise for the venue’s first corporate keynote event, which we believe showcased how Sphere’s technology and offerings provide a compelling platform to educate and demonstrate. And in January 2025, Delta Air Lines hosted its keynote address for the 2025 Consumer Electronics Show at Sphere. The Company also hosted Ultimate Fighting Championship ® (“UFC”) in September 2024 for UFC 306, the first live sports event to take place at Sphere. The Company plans to continue to leverage Sphere’s unique platform, as well as the Company’s deep relationships across music, entertainment, corporate and sports, to attract additional events to Sphere in Las Vegas.
Unique Platform for Advertising and Sponsorship: We believe Sphere’s unique platform and technological capabilities offer powerful and premium opportunities for advertisers and marketing partners to engage with audiences. Sphere in Las Vegas can deliver significant exposure to not only the guests that attend events at the venue, but also to the more than 40 million annual visitors to Las

Vegas and over 2 million local residents, and around the world on social media. Sphere offers bespoke advertising and sponsorship opportunities, including externally with the Exosphere and internally with immersive galleries, interactive installations, the Atrium, and premium hospitality spaces. Sphere has already run numerous unique advertising and marketing campaigns for a variety of companies and has entered into multi-year marketing partnership agreements with premier brands, demonstrating the appeal of Sphere’s unique and valuable inventory that is not available in traditional large-scale entertainment venues.
•The Exosphere – The exterior of Sphere in Las Vegas, the Exosphere – the world’s largest LED screen – is covered in 580,000 square feet of fully programmable LED paneling, consisting of approximately 1.2 million LED pucks, spaced eight inches apart. Each puck contains 48 individual LED diodes, with each diode capable of displaying more than 1 billion different colors. With the Exosphere, we have created an impactful digital canvas for brands, events, and advertising and marketing partners to showcase content to audiences around the world. Sphere Studios collaborates with global brands and third-party creators on their Exosphere creatives. Activations on the Exosphere captivate audiences both in Las Vegas and around the world through social media, and since launch the Company has displayed numerous advertising campaigns with some of the most globally recognized brands.
Pursuing a Global Network and Brand. In October 2024, the Company and DCT Abu Dhabi announced that they will work together to bring the world’s second Sphere to Abu Dhabi, United Arab Emirates. We believe that Sphere Abu Dhabi will be a landmark addition to this premier international capital city, elevating the entertainment offerings for residents and visitors. We believe there are other markets — both domestic and international — where Sphere can be successful. The design of Sphere can accommodate a wide range of sizes and capacities based on the needs of the individual market. Leveraging the Sphere brand and operating a network of Sphere venues would allow the Company to pursue a number of avenues for potential growth, including driving increased bookings and greater advertising and sponsorship opportunities. Furthermore, the Company would have the opportunity to leverage its in-house expertise – including across venue management, design and construction, operations and technology – to drive new revenue streams. An increasing number of Sphere venues would also create additional monetization opportunities for the Company’s original content library. As we explore selectively extending Sphere’s network to additional markets around the world, we intend to utilize several options such as joint ventures, equity partners, a managed venue or franchise model, and non-recourse debt financing.
A Continued Commitment to Innovation in Media. For more than 50 years, MSG Networks has been at the forefront of the industry, pushing the boundaries of regional sports coverage. We continually seek to enhance the value that our networks provide to viewers, advertisers, and distributors by utilizing state-of-the-art technology to deliver high-quality, best-in-class content and live viewing experiences. In June 2023, MSG Networks introduced MSG+, a DTC streaming product (replacing MSG GO), which allows subscribers to access MSG Network and MSG Sportsnet as well as on demand content on smartphones, tablets, computers and other devices. MSG+ is now included in the Gotham Sports streaming product, as described below. MSG+ is available on a free, authenticated basis to subscribers of participating Distributors (as defined below) (including all of MSG Networks’ major Distributors), as well as for purchase on a DTC basis. In addition to monthly and annual DTC subscription options, MSG+ also offers single game purchases of MSG Networks’ NBA and NHL teams.
In January 2024 MSG Networks and YES Network (“YES”) announced the formation of Gotham Advanced Media and Entertainment, LLC (“GAME”), a 50/50 joint venture to capitalize on technical and operational synergies associated with YES’ and MSG Networks’ streaming services. GAME combines the streaming expertise of two of the largest regional sports networks in the country, and seeks to combine the collective insight, expertise and best-in-class technology not only to enhance MSG Networks’ and YES’ own streaming products, but also to offer other networks, teams and sports properties an efficient way to launch a state-of-the-art streaming service. In October 2024, through the GAME joint venture, The Gotham Sports App was launched, which houses both MSG+ and the YES App.

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
In October 2024, the Company and DCT Abu Dhabi announced that they will work together to bring the world’s second Sphere to Abu Dhabi, United Arab Emirates. The venue is expected to be located in a prime location in Abu Dhabi and echo the scale of the 20,000-capacity Sphere in Las Vegas. Under the terms of the partnership, which is subject to finalization of definitive agreements, the Company receives a franchise initiation fee (a portion of which has been received) in connection with providing DCT Abu Dhabi the right to utilize our proprietary designs, technology, and intellectual property in building the venue. Construction will be funded by DCT Abu Dhabi, with our team of experts providing services related to development, construction, and pre-opening of the venue. Following the venue’s opening, we plan to maintain ongoing arrangements with DCT Abu Dhabi that are expected to include annual fees for creative and artistic content licensed by us, such as Sphere Experiences; use of Sphere’s brand, patents, proprietary technology, and intellectual property; and operational services related to venue operations and technology, as well as commercial and strategic advisory support.

As we continue to explore selectively extending the Sphere network to additional markets around the world, the Company’s intention is to utilize several options, such as joint ventures, equity partners, a managed venue model, and non-recourse debt financing.
See “Part II — Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations — Liquidity and Capital Resources — Sphere.”
Our Events
The Sphere Experience. A core content category at Sphere in Las Vegas is The Sphere Experience, which takes full advantage of Sphere’s experiential, next-generation technologies to transport audiences and engage the senses. The Sphere Experience can run multiple times a day, year-round and begins when guests enter the venue’s Atrium, where they can engage with the latest in technological advancements through a variety of immersive experiences.
The experience then continues to the main venue bowl to view an original immersive production. We currently have two productions being shown. The first is Postcard from Earth, directed by Academy Award nominee, Darren Aronofsky. This original cinematic film has earned critical acclaim for its captivating visuals and use of the venue’s next-generation, immersive technologies, and offers a unique perspective on the beauty of life on earth. The newest production is V-U2 An Immersive Concert Film, directed by Morleigh Steinberg and U2’s The Edge. The film captures U2’s concert run at Sphere and allows audiences to feel like they are at the live shows. This is also the first film ever to be shot entirely with Big Sky, the ultra-high-resolution camera system developed by Sphere Entertainment.

Live Entertainment: Our Company has deep industry relationships that can drive the world’s biggest artists to Sphere in Las Vegas. Global rock band U2 opened Sphere in Las Vegas on September 29, 2023 and performed 40 shows through March 2024. After U2, Phish performed 4 shows and Dead & Company completed a 30 show residency at Sphere that concluded in August 2024. In September 2024, the Eagles started a multi-month residency at Sphere, and in late December 2024 into early January 2025, EDM artist Anyma had a multi-show performance, with additional shows subsequently added in late February 2025 and early March 2025. Dead & Company is scheduled to perform 18 shows between March and May 2025, followed by Kenny Chesney and Backstreet Boys, who will both have multi show runs in the Spring and Summer of 2025.

Marquee Sporting and Corporate Events: Sphere has hosted a broad array of live events, including the Formula 1 Las Vegas Grand Prix, the 2024 NHL Draft, and bespoke corporate events. In September 2024, Sphere hosted UFC for the first-ever live sports event at Sphere. UFC 306 held on September 14, 2024, at Sphere in Las Vegas set a number of records, including highest-grossing UFC event of all time and highest-grossing single event at Sphere to-date.

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
MSG Networks
MSG Networks is an industry leader in sports production, content development and distribution. It includes two award-winning regional sports and entertainment networks, MSG Network and MSG Sportsnet, as well as its DTC authenticated streaming product, MSG+ (which is now included in the Gotham Sports streaming product).

Debuting as the first regional sports network in the country on October 15, 1969, MSG Networks has been a pioneer in regional sports programming for more than 50 years, setting a standard of excellence, creativity and technological innovation. Today, MSG Networks’ exclusive, award-winning programming continues to be a valuable differentiator for viewers, advertisers and the cable, satellite, fiber-optic and other platforms (“Distributors”) that distribute its networks. MSG Network and MSG Sportsnet are distributed throughout all of New York State and significant portions of New Jersey and Connecticut, as well as parts of Pennsylvania, and are also carried nationally by certain Distributors on sports tiers or in similar packages.
In June 2023, MSG Networks introduced MSG+, a DTC and authenticated streaming product (replacing MSG GO), which allows subscribers to access MSG Network and MSG Sportsnet and on demand content across devices. MSG+ is available on a free, authenticated basis to subscribers of participating Distributors (including all of MSG Networks’ major Distributors), as well as for purchase by viewers on a DTC basis. In addition to monthly and annual DTC subscription options, MSG+ also offers single game purchases of MSG Networks’ NBA and NHL game telecasts.
MSG Network and MSG Sportsnet had an average combined reach of approximately 3.4 million viewing subscribers (as of December 2024, the most recent available monthly information) in our Regional Territory, inclusive of annual and monthly subscribers to MSG+.
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
The foundation of MSG Networks’ programming is its professional sports coverage. MSG Network and MSG Sportsnet feature a wide range of compelling sports content, including exclusive live local games and other programming of the Knicks, Rangers, Islanders, Devils and Sabres, as well as significant coverage of the NFL’s Giants and Bills. MSG Networks also showcases a wide array of other sports and entertainment programming, which includes Westchester Knicks basketball, NY/NJ Gotham FC of the National Women’s Soccer League, the New York Sirens of the Professional Women’s Hockey League (PWHL), college sporting events, as well as horse racing, soccer, poker, tennis, pickleball and boxing programs.
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
MSG Networks is also positioned as a premium destination for sports gaming content. MSG Networks produces original sports betting shows and segments featuring a mix of sports gaming experts and former New York athletes covering betting-related topics across the sports world.
In January 2024 MSG Networks and YES announced the formation of GAME, a 50/50 joint venture aimed at capitalizing on technical and operational synergies associated with MSG Networks’ and YES’ streaming services. GAME combines the streaming expertise of two of the largest regional sports networks in the country, and seeks to combine the collective insight, expertise and best-in-class technology not only to enhance MSG Networks’ and YES’ streaming products, but also to offer other networks, teams and sports properties an efficient way to launch a state-of-the-art streaming service. In October 2024, through the GAME joint venture, The Gotham Sports App was launched, which houses both MSG+ and the YES App.

Intellectual Property
We create, own and license intellectual property in the countries in which we operate, have operated or intend to operate, and it is our practice to protect our trademarks, brands, copyrights, inventions and other original and acquired works. We have filed applications for many, and have registered some, of our trademarks in the United States and certain other countries in which we operate or intend to operate. Additionally, we have filed and continue to file for patent protection in the countries where we operate or plan to operate, and we have been issued patents for key elements of Sphere. Our registrations and applications relate to trademarks and inventions associated with, among other of our brands, Sphere, The Sphere Experience, Exosphere, Sphere Studios, Sphere Immersive Sound and MSG Networks. We believe our ability to maintain and monetize our intellectual property rights, including the technology and content developed for Sphere, The Sphere Experience, MSG Networks (including our DTC and authenticated streaming product, MSG+, which is now included in the Gotham Sports streaming product), and our brand logos, are important to our business, our brand-building efforts and the marketing of our products and services. We cannot predict, however, whether steps taken by us to protect our proprietary rights will be adequate to allow for registration, prevent misappropriation of these rights or protect against vulnerability to oppositions or cancellation actions due to non-use. See “— Item 1A. Risk Factors — Risks Related to Cybersecurity and Intellectual Property — We Have in the Past and May in the Future Become Subject to Infringement or Other Claims Relating to Our Content or Technology. ” and “— Theft of Our Intellectual Property May Have a Material Negative Effect on Our Business and Results of Operations.”
Other Investments
Our Company explores investment opportunities that strengthen its existing position within the entertainment landscape and/or allow us to exploit our assets and core competencies for growth.
In Fiscal Year 2019, the Company acquired a 30% interest in SACO Technologies Inc. (“SACO”), a global provider of high-performance LED video lighting and media solutions. The Company utilized SACO as a preferred display technology provider for Sphere in Las Vegas. In addition, the Company also has other investments in various entertainment and related technology companies, accounted for under the equity method.

In Fiscal Year 2018, the Company acquired a 25% interest in Holoplot GmbH (“Holoplot”), a global leader in 3D audio technology based in Berlin, Germany. The Company partnered with Holoplot to create the world’s largest, fully integrated concert-grade audio system for Sphere in Las Vegas. In January 2023, the Company extended financing to Holoplot in the form of a three-year convertible loan of €18.8 million, equivalent to $20.5 million using the applicable exchange rate at the time of the transaction. On April 25, 2024, in connection with the Company’s strategy to expand our capabilities and enable further innovation across immersive experiences and 3D audio technology, the Company entered into a share purchase and transfer agreement to acquire the remaining equity interest in Holoplot not previously owned by the Company. Following the acquisition on April 25, 2024, Holoplot is now a consolidated subsidiary of the Company.

See Note 8. Investments, to the consolidated financial statements included in Item 8 of this Form 10-KT for further details.
Our Community
Following Sphere’s opening in fall 2023, the Company launched a partnership with the Clark County School District (“CCSD”) that has so far brought more than 5,600 public school students to the venue for showings of The Sphere Experience. In 2024, Sphere launched the inaugural XO Student Design Challenge, an annual community collaboration between Sphere, CCSD, and the University of Nevada, Las Vegas (“UNLV”). The Student Design Challenge invited more than 100,000 Clark County, Nevada-based students – from elementary school to graduate school – to create art for the Exosphere, Sphere’s LED exterior, with eight students winning the opportunity to have their artwork displayed on the Exosphere. In addition, the four winners from CCSD high schools and the four winners from UNLV each received a $10,000 educational scholarship from the Company. The four winners from CCSD elementary and middle schools each earned a $10,000 donation from the Company to their school’s art program, along with tickets for their entire school to attend The Sphere Experience.

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
The data protection landscape continues to evolve in the United States. For example, California passed a comprehensive data privacy law, the California Consumer Privacy Act of 2018 (the “CCPA”), and numerous other states including New Jersey, Virginia, Colorado, Utah and Connecticut have also passed similar laws, and various additional states may do so in the near future. Additionally, the California Privacy Rights Act (the “CPRA”) imposes additional data protection obligations on covered businesses, including additional consumer rights procedures and obligations, limitations on data uses, new audit requirements for higher risk data, and constraints on certain uses of sensitive data. The majority of the CPRA provisions went into effect on January 1, 2023. Further, there are several legislative proposals in the United States, at both the federal and state level, that could impose new privacy and security obligations.
In addition, governmental authorities and private litigants continue to bring actions against companies for online collection, use, dissemination and security practices that are unfair or deceptive.
International Operations
Our international operations are subject to laws and regulations of the countries in which they operate, as well as international bodies, such as the European Union. We are subject to laws and regulations relating to, among other things, foreign privacy and data protection, such as the E.U. General Data Protection Regulation, currency and repatriation of funds, anti-money laundering, anti-bribery and anti-corruption, such as the U.S. Foreign Corrupt Practices Act and the U.K. Bribery Act, export controls and sanctions. These laws and regulations apply to the activities of the Company and, in some cases, to individual directors, officers and employees of the Company and agents acting on our behalf. Certain of these laws impose stringent requirements on how we can conduct our foreign operations and could place restrictions on our business and partnering activities.
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
Program Carriage
The FCC’s program carriage rules prohibit Distributors from favoring their affiliated programming networks over unaffiliated similarly situated programming networks in the rates, terms and conditions of carriage agreements between programming networks and cable operators or other MVPDs. FCC interpretations of these rules, however, have made it more difficult for our programming networks to challenge a Distributor’s decision to decline to carry one of our programming networks or to discriminate against one of our programming networks.
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
Website and Application Requirements
Our Sphere and MSG Networks businesses are also subject to certain regulations applicable to our Internet websites and applications. We maintain various websites and applications that provide information and content regarding our business, offer merchandise and tickets for sale, offer live and on-demand streaming content, make available sweepstakes and/or contests and offer hospitality services. The operation of these websites and applications may be subject to third-party application store requirements, as well as a range of federal, state and local laws including those related to privacy and protection of personal information, accessibility for persons with disabilities and consumer protection regulations. In addition, to the extent any of our websites seek to collect information from children under 13 years of age, they may be subject to the Children’s Online Privacy Protection Act, which places restrictions on websites’ and online services’ collection and use of personally identifiable information online from children under age 13 without parental consent.
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
We compete for bookings with a large number of other venues, both in Las Vegas where Sphere is located and in alternative locations capable of booking traditional productions and events, which venues may be more familiar to performers who may not be willing to take advantage of the immersive experiences and next generation technologies that Sphere offers (which generally cannot be re-used in other venues). Generally, we compete for bookings on the basis of the size, quality, expense and nature of the venue required for the booking. Some of our competitors may have a larger network of venues and/or greater financial resources. See “Item 1A. Risk Factors — Operational and Economic Risks — Our Businesses Face Intense and Wide-Ranging Competition That May Have a Material Negative Effect on Our Business and Results of Operations.”
Competition in Our MSG Networks Business
Distribution of Programming Networks
The business of distributing programming networks is highly competitive. Our programming networks face competition from other programming networks, including national networks and other regional sports and entertainment networks, for the right to be carried by a particular Distributor, and for the right to be carried in a manner that will attract the most subscribers, including on particular tiers. Once a programming network of ours is carried by a Distributor, that network competes for viewers not only with the other programming networks available through the Distributor, but also with other content offerings such as: pay-per-view programming; video on demand offerings; Internet and online streaming services (e.g., DTC and on demand services, free advertiser-supported streaming television (“FAST”) channels, etc.); mobile, connected TV and other applications; social media and social networking platforms; radio; print media; motion picture theaters; home video; and other sources of information, sporting events and entertainment. Each of the following competitive factors is important to our networks: the prices we charge for our programming networks; the variety, quantity and quality (in particular, the performance of the sports teams whose media rights we control), of the programming offered on our networks; and the effectiveness of our marketing efforts.
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
New or existing programming networks that are owned by, affiliated or otherwise partnered with, broadcast networks such as NBC, ABC, CBS or Fox, or broadcast station owners such as Sinclair, may have a competitive advantage over our networks in obtaining distribution through the “bundling” of agreements to carry those programming networks with the agreement giving the Distributor the right to carry a broadcast station, or group of other programming networks, owned by, affiliated or otherwise partnered with, the network.
In addition, content providers (such as certain broadcast and cable networks) and new content developers, Distributors and syndicators are distributing programming directly to consumers on a DTC basis. In addition to existing DTC streaming services such as Amazon Prime, Hulu, Netflix, Apple TV+, Disney+, Max and Peacock, additional services have launched and more will likely launch in the near term, which may include sports-focused services that may compete with our networks for viewers and advertising revenue. For example, each of Fox (including Fox sports content) and ESPN are expected to launch their own DTC subscription streaming products by the end of calendar year 2025 and similar offerings could be launched in the future that compete with our networks. Such DTC distribution of content has contributed to consumers eliminating or downgrading their pay television subscription, which results in certain consumers not receiving our programming networks. We introduced our own DTC product, MSG+, in June 2023 (which is now included in the Gotham Sports streaming product), which provides consumers an alternative to accessing our programming through our Distributors, but there can be no assurance that we will successfully execute our strategy for such offering. Our DTC offering represents a new consumer offering for which we have limited prior experience and we may not be able to successfully predict the demand for such product or the impact such product may have on our traditional distribution business. In addition, the success of our DTC product depends on a number of factors, including competition from other DTC products, such as offerings from other regional sports networks. See “Item 1A. Risk Factors — Operational and Economic Risks — Our Businesses Face Intense and Wide-Ranging Competition That May Have a Material Negative Effect on Our Business and Results of Operations.” and “ Item 1A. Risk Factors — Risks Related to Our MSG Networks Business — We May Not Be Able to Adapt to New Content Distribution Platforms or to Changes in Consumer Behavior Resulting From Emerging Technologies, Which May Have a Material Negative Effect on Our Business and Results of Operations.”

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
Competition for Advertising Revenue
The level of our advertising revenue depends in part upon unpredictable and volatile factors beyond our control, such as viewer preferences, traditional linear viewing versus digital streaming trends, ad-supported streaming services, the performance of the sports teams whose media rights we control, the quality and appeal of the competing programming and the availability of other entertainment activities. See “ Item 1A. Risk Factors — Risks Related to Our MSG Networks Business — We Derive Substantial Revenues From the Sale of Advertising and Those Revenues Are Subject to a Number of Factors, Many of Which Are Beyond Our Control.”
Human Capital Resources
We believe the strength of our workforce is one of the significant contributors to our success. Our key human capital management objectives are to invest in and support our employees in order to attract, develop and retain a high performing workforce.
Talent Attraction and Retention
As of December 31, 2024, we had approximately 1,080 full-time union and non-union employees and approximately 2,110 part-time union and non-union employees.
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
As of December 31, 2024, approximately 13% of our employees were subject to collective bargaining agreements (“CBAs”). Approximately 7% of those union employees are subject to CBAs that expired as of December 31, 2024 and approximately 16% are subject to CBAs that will expire by December 31, 2025 if they are not extended prior thereto. Labor relations can be volatile, though our current relationships with our unions taken as a whole are positive. We have from time to time faced labor action or had to make contingency plans because of threatened or potential labor actions.
Workforce Inclusion and Community
We aim to create an employee experience that fosters the Company’s culture of respect. By welcoming the diverse perspectives and experiences of our employees, we all share in the creation of a more vibrant, unified, and engaging place to work. Together with MSG Entertainment and MSG Sports, we have furthered these objectives under our People Development function, including:
Workforce: Embedding Inclusivity Practices Through Talent Development
•In July of 2024, we established a Skills for Success framework, which clearly outlines the skills and behaviors our companies value and that we expect all employees to demonstrate in their roles to be successful. Several of the Skills for Success have a tie to inclusion, including team leadership and strengthening culture.
•Integrated inclusivity best practices into our performance management and learning and development strategies, such as promoting education and training resources and encouraging employees to consider inclusion practices as they set their annual goals.
•Continued to require all employees to participate in our “Uncover the Elements of an Effective Interview” training prior to participation in any interview process to educate employees on various forms of potential bias in the interview process.
Workplace: Building an Inclusive and Accessible Community
•Maintained our efforts with our established enterprise calendar to acknowledge and celebrate culturally relevant days and months of recognition, anchored by our six Employee Resource Groups (“ERGs”), which are open to all employees: Asian Americans and Pacific Islanders (AAPI), Black, LatinX, PRIDE, Veterans, and Women. Combined ERG involvement increased from approximately 1,700 members as of July 1, 2024, to approximately 2,073 members as of December 31, 2024, which includes employees across the Company, MSG Entertainment and MSG Sports.
•Continued to embed our “Conscious Inclusion Awareness Experience” into our on-boarding experience. This training is focused on unconscious bias and conscious inclusion.
•Broadened our educational strategy by launching optional “Learning Moments” to highlight e-learning courses in our learning management system connected to inclusivity themes. Additionally, the People Development team offers optional live trainings that are open to the entire company on topics such as Inclusive Leadership, LGBTQ+ Allyship and Generational Differences. Training was completed by over 200 employees across the Company, MSG Entertainment and MSG Sports from July 1, 2024 to December 31, 2024.
•Continued our LGBTQ+ inclusivity work by hosting live optional allyship and inclusivity trainings and launching toolkit resources for employees to learn and develop.
•Continued our Community Conversations series with a theme this year of “My Professional Journey”. These optional panels were open to all employees and were held during Hispanic Heritage Month, Veterans Day, Black History Month, Women’s Empowerment Month, Asian American and Pacific Islander Heritage Month and Pride Month with elected officials and employees across the Company, MSG Entertainment and MSG Sports.
Community: Stakeholder Expansion Opportunities
•As stated in “Our Community”, the Company strengthened our commitment to public education institutions to facilitate art and technology education through a groundbreaking collaboration between Sphere, Clark County School District (“CCSD”), and the University of Nevada, Las Vegas (“UNLV”). This partnership supports Title I schools in Clark County, Nevada that aim to help economically disadvantaged students.
•Partnered with MSG Entertainment and Sphere Studios to recognize cultural commemorations with graphics representation on the Exosphere.
•In collaboration with KultureCity, our Sensory Inclusivity Certification partner, two Sensory Rooms, designed by medical professionals, were built into the design of Sphere and have been available to book through our Guest Services department since the venue’s opening in September 2023. Sensory rooms are designed to be fully accessible, including for wheelchair users, accommodating individuals of all abilities and ages.
•Accessible seating, closed captioning, assisted listening devices, American Sign Language interpretation services, and Sensory Kits are available at our venue.

Financial Information about Segments and Geographic Areas
Substantially all revenues and assets of the Company’s reportable segments are attributed to or located in the United States. A majority of the Company’s revenues and assets are concentrated in the New York City metropolitan area and Las Vegas. Financial information by business segments for each of the six months ended December 31, 2024 and December 31, 2023 and Fiscal Years 2024, 2023 and 2022 is set forth in “Part II — Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations.” Financial information by business segments for each of the six months ended December 31, 2024 and Fiscal Years 2024, 2023 and 2022 is set forth in “Part II — Item 8. Financial Statements and Supplementary Data — Consolidated Financial Statements — Notes to Consolidated Financial Statements — Note 20. Segment Information.”
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
Our officers may use similar social media channels to disclose public information. It is possible that certain information we or our officers post on our website and on social media could be deemed material, and we encourage investors, the media and others interested in Sphere Entertainment to review the business and financial information we or our officers post on our website and on the social media channels identified above. The information on our website and those social media channels is not incorporated by reference into this Form 10-KT.

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
Risks Related to Our MSG Networks Business
•If MSG Networks is unable to achieve a refinancing or work-out of the MSGN Term Loan Facility (as defined below), the Company believes it is probable that MSG Networks Inc. and/or its subsidiaries would seek bankruptcy protection, which may result in claims against the Company and its directors and officers.
•An event of default exists under the MSG Networks Credit Agreement (as defined below). Although MSG Networks is pursuing a work-out of the MSG Networks Credit Facilities, there can be no assurances that it will be successful; even if a refinancing is successfully consummated, we expect it would be on terms materially less favorable to MSG Networks than the current terms.
•If MSG Networks is unable to achieve a refinancing or work-out of the MSGN Term Loan Facility, the lenders could foreclose upon the MSG Networks business.
•The success of our MSG Networks business depends on affiliation fees we receive under our affiliation agreements, the loss of which would, or renewal of which on less favorable terms may, have a material negative effect on our business and results of operations.
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
•Material impairments in the value of our long-lived assets and goodwill could negatively affect our business and results of operations.
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
•The interruption or unavailability of third-party facilities, systems and/or software upon which we rely may have a material negative effect on our business, financial condition and results of operations.
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
The financial results of our Sphere business are largely dependent on the popularity of The Sphere Experience, which features original immersive productions that can run multiple times per day, year-round and are designed to utilize the full breadth of the venue’s next-generation technologies. The Sphere Experience employs novel and transformative technologies for which there is no established basis of comparison, and there is an inherent risk that we may be unable to achieve the level of success appropriate for the significant investment involved. Fan and consumer tastes also change frequently and it is a challenge to anticipate what will be successful at any point in time. For example, we have experienced a decline in the average revenues per show of The Sphere Experience since its debut on October 6, 2023. Should the popularity of The Sphere Experience not meet our expectations, our revenues from ticket sales, and concession and merchandise sales would be adversely affected, and we might not be able to replace the lost revenue with revenues from other sources. As a result of any of the foregoing, we may not be able to generate sufficient revenues to cover our costs, which could adversely impact our business and results of operations, the price of our Class A Common Stock and the value of our 3.50% Convertible Senior Notes due 2028 (the “3.50% Convertible Senior Notes”).
Currently, our Sphere business only has two original immersive productions, Postcard from Earth and V-U2 An Immersive Concert Film. The risk of reliance on The Sphere Experience described above is exacerbated by the lack of availability of alternative content. If The Sphere Experience is not successful in continuing to attract guests, we may not have sufficient capital to develop additional original immersive productions. In that event, Sphere in Las Vegas may need to either rely on increased advertising and marketing revenues and the success of much more frequent third-party live entertainment offerings and marquee sporting and corporate events to generate enough capital to develop additional original immersive productions and/or partner with third parties to develop and finance such productions.
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
The success of our Sphere business also depends upon our ability to offer live entertainment that is popular with guests. While the Company believes that these next-generation venues will enable new experiences and innovative opportunities to engage with audiences, there can be no assurance that guests, artists, promoters, advertisers and marketing partners will continue to embrace this new platform. We contract with promoters and others to provide performers and events at Sphere and Sphere grounds. Although our concert performances have been popular with guests, there can be no assurances that future performances will achieve similar popularity. There may be a limited number of popular artists, groups or events that are willing to invest in and to take advantage of the immersive experiences and next generation technologies (which generally cannot be re-used in venues other than Sphere) or that can attract audiences to Sphere, and our business would suffer to the extent that we are unable to attract such artists, groups and events willing to perform at our venue.
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
We completed construction of our first Sphere in Las Vegas in September 2023. The costs to build Sphere were substantial. While it is always difficult to provide a definitive construction cost estimate for large-scale construction projects, it was particularly challenging for one as unique as Sphere. In May 2019, the Company’s preliminary cost estimate for Sphere in Las Vegas was approximately $1.2 billion. This estimate was based only upon schematic designs for purposes of developing the Company’s budget and financial projections. The cost estimate for Sphere was subsequently increased numerous times during the course of the project and the final construction cost for Sphere in Las Vegas meaningfully exceeded the initial estimate. See Note 9. Property and Equipment, Net and Note 11. Leases to the consolidated financial statements included in Item 8 of this Form 10-KT.
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
In October 2024, the Company and DCT Abu Dhabi announced that they will work together to bring the world’s second Sphere to Abu Dhabi, United Arab Emirates. Under the terms of the partnership, which is subject to finalization of definitive agreements, construction will be funded by DCT Abu Dhabi, with the Company’s team of experts providing services related to development, construction, and pre-opening of the venue. There can be no assurances that definitive agreements will be finalized or that, even if definitive agreements are finalized, construction will be completed by DCT Abu Dhabi.
We continue to explore domestic and international markets where these next-generation venues are expected to be successful. The design of future Spheres will be flexible to accommodate a wide range of sizes and capacities—from large-scale to smaller and more intimate—based on the needs of any individual market. While the Company has self-funded the construction of Sphere in Las Vegas, the Company’s intention for future venues is to utilize several options, such as joint ventures, equity partners, a managed venue or franchise model and non-recourse debt financing. In connection with the construction of future Sphere venues, the Company may need to obtain additional capital beyond what is available from cash-on-hand and cash flows from operations. There is no assurance that we would be able to obtain financing for any costs relating to any future venues on terms favorable to us or at all.
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
As part of our Sphere business strategy, we have developed The Sphere Experience, including Postcard from Earth and V-U2 An Immersive Concert Film, our first original immersive productions, and have commenced the development of additional original immersive productions, which will require significant upfront expense that may never result in a viable production, as well as investment in creative processes and personnel, commissioning and/or licensing of intellectual property from third parties, casting and advertising and may lead to dislocation of other alternative sources of entertainment that may have played in our venue absent these productions. We invested approximately $81.4 million to develop the first original immersive production, Postcard from Earth, and there can be no assurances as to the cost of future immersive productions, which we expect to be significant. To the extent that any efforts at creating new immersive productions do not result in a viable offering, or to the extent that any such productions do not achieve expected levels of popularity among audiences, we may not recover the substantial expenses we previously incurred for non-capitalized investments, or may need to write-off all or a portion of capitalized investments. In addition, any delay in launching such productions could result in the incurrence of operating costs which may not be recouped.
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
Risks Related to Our MSG Networks Business
If MSG Networks Is Unable to Refinance its Term Loan Facility, the Company Believes It Is Probable That MSG Networks Inc. and/or Its Subsidiaries Would Seek Bankruptcy Protection, Which May Include Claims Against the Company and Its Directors and Officers, and Which Could Have a Material Negative Effect on the Company’s Financial Condition and Results of Operations.
In September 2019, certain subsidiaries of MSG Networks Inc., including MSGN Holdings L.P. (“MSGN L.P.”), entered into a credit agreement (as amended and restated on October 11, 2019, and as further amended through May 30, 2023, the “MSGN Credit Agreement”) providing for senior secured credit facilities consisting of an initial five-year $1.1 billion term loan facility (the “MSGN Term Loan Facility”) and a five-year $250 million revolving credit facility (the “MSGN Revolving Credit Facility” and, together with the MSGN Term Loan Facility, the “MSG Networks Credit Facilities”). On October 11, 2024 (the “Maturity Date”), the outstanding principal amount under the MSGN Term Loan Facility of $829.1 million matured without repayment and an event of default occurred pursuant to the MSGN Credit Agreement due to MSGN L.P.’s failure to make payment on the outstanding principal amount on the Maturity Date. On October 11, 2024, MSGN L.P., the MSGN Guarantors (as defined below), JPMorgan Chase Bank, N.A., as administrative agent, and certain lenders (the “Supporting Lenders”) entered into a forbearance agreement (as amended or supplemented from time to time, the “Forbearance Agreement”) pursuant to which the Supporting Lenders have agreed, subject to the terms of the Forbearance Agreement, to forbear, during the Forbearance Period (as defined below), from exercising certain of their available remedies under the MSGN Credit Agreement with respect to or arising out of MSGN L.P.’s failure to make payment on the outstanding principal amount under the MSGN Term Loan Facility on the Maturity Date. The forbearance period (the “Forbearance Period”) under the Forbearance Agreement was initially scheduled to expire on November 8, 2024, and has been extended to expire on the earlier to occur of (a) March 26, 2025, or such later date agreed to by MSGN L.P. and the Supporting Lenders that hold a majority in principal amount of term loans held by all Supporting Lenders under the MSGN Term Loan Facility, and (b) the date on which any Termination Event (as defined in the Forbearance Agreement) occurs.
MSG Networks will be unable to settle the outstanding principal amount under the MSGN Term Loan Facility prior to the expiration of the Forbearance Period. If MSG Networks is not able to achieve a refinancing or work-out of its indebtedness, the Company believes it is probable that MSG Networks Inc. and/or its subsidiaries would seek bankruptcy protection or the lenders would foreclose on the MSGN Collateral (as defined below). In the event of an MSG Networks bankruptcy, the MSG Networks entities whose operations represent the entirety of our MSG Networks segment would be deconsolidated from our consolidated financial statements effective as of the bankruptcy filing date (the “Deconsolidation”).
In the event of bankruptcy proceedings, MSG Networks Inc. and/or its subsidiaries (and in certain circumstances, its creditors) may elect to investigate and potentially assert claims against the Company and certain of its directors and officers, including for potential claims related to fraudulent transfers, unlawful distributions and payments, veil piercing, alter ego theories, breaches of contracts and unjust enrichment. If such claims are brought, the claimants could seek, among other relief, avoidance of alleged fraudulent transfers and/or unlawful distributions, and monetary damages. In addition, the Company’s stockholders may elect to assert claims against the

Company and its directors and officers for breaches of fiduciary duties relating to the Company’s ownership of MSG Networks Inc. and its subsidiaries.
Further, the Company would incur legal fees and other expenses in connection with defending any claims. The ultimate court-approved structure and organization of MSG Networks post-bankruptcy could also result in adverse tax consequences to the Company, including the loss of net operating losses (“NOLs”) as a result of any debt extinguishment.
These potential consequences, including any claims could materially and adversely affect the Company’s financial condition and results of operations.
An Event of Default Exists Under the MSG Networks Credit Agreement; Although MSG Networks Is Pursuing a Work-out of Its Credit Facilities, There Can Be No Assurances That It Will Be Successful; Even if a Refinancing is Successfully Consummated, We Expect It Would Be on Terms Materially Less Favorable to MSG Networks Than the Current Terms.
The outstanding principal amount under the MSGN Term Loan Facility of $829.1 million matured without repayment on October 11, 2024, and an event of default occurred pursuant to the MSGN Credit Agreement due to MSGN L.P.’s failure to make payment on the outstanding principal amount on the Maturity Date. On October 11, 2024, MSGN L.P., the MSGN Guarantors, JPMorgan Chase Bank, N.A. and the Supporting Lenders entered into the Forbearance Agreement pursuant to which the Supporting Lenders have agreed, subject to the terms of the Forbearance Agreement, to forbear, during the Forbearance Period, from exercising certain of their available remedies under the MSGN Credit Agreement with respect to or arising out of MSGN L.P.’s failure to make payment on the outstanding principal amount under the MSGN Term Loan Facility on the Maturity Date.
If MSG Networks is not able to achieve a refinancing or work-out of its indebtedness, the Company believes it is probable that MSG Networks Inc. and/or its subsidiaries would seek bankruptcy protection or the lenders would foreclose on the MSGN Collateral.
Even if MSG Networks is able to achieve a refinancing or work-out of its indebtedness, we expect such refinancing would be on terms that are materially less favorable to MSG Networks than the current terms, including providing for covenants for the benefit of existing or new lenders that would materially restrict the business of MSG Networks. A refinancing may also require MSG Networks, Sphere Entertainment Co. and/or their respective subsidiaries to make concessions as a condition to the refinancing, which may have an adverse effect on their respective businesses, operating results and financial condition. In addition, such refinancing could also result in adverse tax consequences to the Company, including the loss of NOLs as a result of any debt extinguishment.
If MSG Networks Is Unable to Achieve a Refinancing or Work-Out of the MSGN Term Loan Facility, the Lenders Could Foreclose Upon the MSG Networks Business.
The outstanding principal amount under the MSGN Term Loan Facility of $829.1 million matured without repayment on October 11, 2024, and an event of default occurred pursuant to the MSGN Credit Agreement due to MSGN L.P.’s failure to make payment on the outstanding principal amount on the Maturity Date. See “— An Event of Default Exists Under the MSG Networks Credit Agreement; Although MSG Networks Is Pursuing a Work-out of Its Credit Facilities, There Can Be No Assurances That It Will Be Successful; Even if a Refinancing is Successfully Consummated, We Expect It Would Be on Terms Materially Less Favorable to MSG Networks Than the Current Terms.” MSG Networks will be unable to settle the outstanding principal amount under the MSGN Term Loan Facility prior to the expiration of the Forbearance Period.
In the event MSG Networks is unable to successfully refinance or achieve a work-out of the MSGN Term Loan Facility prior to the end of the Forbearance Period (subject to any extensions thereof), the lenders would have the right to exercise their remedies under the MSGN Credit Agreement, which would include, but not be limited to, foreclosing on the MSG Networks business. In the event of an exercise of post-default rights or remedies, the Company believes the lenders would have no remedies or recourse against the Non-Credit Parties pursuant to the terms of the MSG Networks Credit Facilities. If MSG Networks is not able to achieve a refinancing or work-out of its indebtedness, the Company believes it is probable that MSG Networks Inc. and/or its subsidiaries would seek bankruptcy protection or the lenders would foreclose on the MSGN Collateral. If lenders exercise remedies or foreclose on the MSG Networks business, or if MSG Networks Inc. and/or its subsidiaries decide to seek bankruptcy protection, Sphere Entertainment Co. may no longer be entitled to any value in, or results of operations from, the MSG Networks business.
Our MSG Networks Business Depends on Affiliation Fees We Receive Under Our Affiliation Agreements, the Loss of Which Would, or Renewal of Which on Less Favorable Terms May, Have a Material Negative Effect on Our Business and Results of Operations.
MSG Networks depends upon affiliation relationships with a limited number of Distributors. Existing affiliation agreements with major Distributors expire during each of the next several years, including during calendar year 2025, and we cannot provide assurances that we will be able to renew these affiliation agreements or obtain terms as attractive as our existing agreements in the event of a renewal. For example, in connection with renewals, Distributors have modified, and we expect they will continue to seek to modify, the packaging terms that impact the tiers that our programming networks are offered on. Any such modification or non-

renewal with a major Distributor would materially impact the number of subscribers that receive our programming networks, result in a material negative effect on MSG Networks’ affiliation revenues, operating income and adjusted operating income. For example, MSG Networks’ affiliation agreement with Altice, one of its major Distributors, expired on December 31, 2024, and as a result, MSG Networks was not carried by Altice from January 1, 2025 through February 21, 2025. On February 22, 2025, MSG Networks reached a new multi-year agreement with Altice to resume carriage of MSG Networks’ programming. Prior to that, MSG Networks was not able to renew its affiliation agreement with Comcast when it expired in September 2021, which caused a reduction in annual affiliation revenue, operating income and adjusted operating income.
Affiliation fees constitute a significant majority of our MSG Networks revenues. Changes in affiliation fee revenues generally result from a combination of changes in Distributor affiliation rates and/or changes in subscriber counts. Reductions in the license fees that we receive per subscriber or in the number of subscribers for which we are paid, including as a result of a loss of or reduction in carriage of our programming networks or a loss of subscribers by one or more of our Distributors, have in the past adversely affected and will in the future adversely affect our affiliation fee revenue (e.g., the non-renewal with Comcast). For example, our distribution revenue declined $42.6 million in Fiscal Year 2024 compared to Fiscal Year 2023. Subject to the terms of our affiliation agreements, Distributors from time to time introduce, market and/or modify tiers of programming networks that impact the number of subscribers that receive our programming networks, including tiers of programming that may exclude our networks. Any loss or reduction in carriage would also decrease the potential audience for our programming, which could adversely affect our advertising revenues. See “—If the Rate of Decline in the Number of Subscribers to Traditional MVPD Services Increases or These Subscribers Shift to Other Services or Bundles That Do Not Include the Company’s Programming Networks, There May Be a Material Negative Effect on the Company’s Affiliation Revenues.”
Following the launch of MSG+, a DTC and authenticated streaming offering (which is now included in the Gotham Sports streaming product), which is available on a free, authenticated basis to subscribers of participating Distributors (including all of MSG Networks’ major Distributors), as well as for purchase by viewers on a DTC basis through monthly and annual subscriptions, as well as single game purchases, distribution revenue for our MSG Networks segment now includes both affiliation fee revenue earned from Distributors for the right to carry the Company’s networks as well as revenue earned from DTC subscriptions and single game purchases. Losses in monthly DTC subscribers, including during the off-season, would adversely affect our distribution revenues.
Our affiliation agreements generally require us to meet certain content criteria, such as minimum thresholds for professional event telecasts throughout the calendar year on our networks. The impacts of the NBA and NHL national broadcast agreements, including the new NBA agreements that are scheduled to begin with the 2025-2026 NBA season, could result in fewer professional event telecasts of our teams made available to us for broadcast and impact our ability to meet these criteria. If we do not meet these criteria, remedies may be available to our Distributors, such as fee reductions, rebates or refunds and/or termination of these agreements in some cases. For example, we recorded $10.7 million in Fiscal Year 2022 for affiliate rebates as a result of impacts from the COVID-19 pandemic and related league and government actions.
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
The pay television industry is highly concentrated, with a relatively small number of Distributors serving a significant percentage of pay television subscribers that receive our programming networks, thereby affording the largest Distributors significant leverage in their relationship with programming networks, including ours. Substantially all of our affiliation fee revenue comes from our top four Distributors. Further consolidation in the industry could reduce the number of Distributors available to distribute our programming networks and increase the negotiating leverage of certain Distributors, which could adversely affect our revenue. For example, FuboTV Inc. and The Walt Disney Company recently announced the entry into a definitive agreement for Disney to combine its Hulu + Live TV business with Fubo, forming a combined virtual MVPD company. In some cases, if a Distributor is acquired, the affiliation agreement of the acquiring Distributor will govern following the acquisition. In those circumstances, the acquisition of a Distributor that is a party to one or more affiliation agreements with us on terms that are more favorable to us than that of the acquirer could have a material negative impact on our business and results of operations.

We May Not Be Able to Adapt to New Content Distribution Platforms or to Changes in Consumer Behavior Resulting From Emerging Technologies, Which May Have a Material Negative Effect on Our Business and Results of Operations.
We must successfully adapt to technological advances in our industry and the manner in which consumers watch sporting events, including the emergence of alternative distribution platforms. Our ability to exploit new distribution platforms and viewing technologies may affect our ability to maintain and/or grow our business. Emerging forms of content distribution provide different economic models and compete with current distribution methods in ways that are not entirely predictable. Such competition has reduced and could continue to reduce demand for our programming networks or for the offerings of our Distributors and, in turn, reduce our revenue from these sources. Content providers (such as certain broadcast and cable networks) and new content developers, Distributors and syndicators are distributing programming directly to consumers on a DTC basis. In addition to existing subscription DTC streaming services such as Amazon Prime, Hulu, Netflix, Apple TV+, Disney+, ESPN+, Max and Peacock and FAST channels that are offered directly to consumers at no cost, additional services have launched and more will likely launch in the near term, which may include sports-focused services that may compete with our networks for viewers and advertising revenue. For example, each of Fox (including Fox sports content) and ESPN are expected to launch their own DTC subscription streaming products by the end of calendar year 2025 and similar offerings could be launched in the future that compete with our networks. DTC distribution of content has contributed to consumers eliminating or downgrading their pay television subscription, which results in certain consumers not receiving our programming networks. If we are unable to offset this loss of subscribers through incremental distribution of our networks (including through MSG Networks’ DTC offering, MSG+, which is now included through the Gotham Sports streaming product) or through rate increases or other revenue opportunities, our business and results of operations will be adversely affected. Gaming, television and other console and device manufacturers, Distributors and others, such as Microsoft, Apple and Roku, are offering and/or developing technology to offer video programming, including in some cases, various DTC platforms.
Such changes have impacted and may continue to impact the revenues we are able to generate from our traditional distribution methods, by decreasing the viewership of our programming networks and/or by making advertising on our programming networks less valuable to advertisers.
In order to respond to these developments, we have in the past needed, and may in the future need, to implement changes to our business models and strategies and there can be no assurance that any such changes will prove to be successful or that the business models and strategies we develop will be as profitable as our current business models and strategies. For example, in January 2023, we introduced MSG SportsZone, a FAST channel, in June 2023, we launched our DTC product, MSG+, which, as of October 2024, is now included in The Gotham Sports streaming product launched in connection with our joint venture with YES, but there can be no assurance that we will successfully execute our strategies therefor. Our DTC offering represents a new consumer offering for which we have limited prior experience and we may not be able to successfully predict the demand for such DTC product or the impact such DTC product may have on our traditional distribution business, if any, including with respect to renewals of our affiliation agreements with Distributors. In addition, the success of our DTC product may depend on a number of factors, including our ability to: (i) acquire and maintain DTC rights from the professional sports teams and/or leagues we currently air on our networks; (ii) appropriately price our offering; (iii) offer competitive content and programming; and (iv) ensure our DTC technology operates efficiently. If we fail to adapt to emerging technologies, our appeal to Distributors and our targeted audiences might decline, which could have a material adverse impact on our business and results of operations.
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
Advertising revenues depend on a number of factors, many of which are beyond our control, such as: (i) team performance; (ii) whether live sports games are being played and the number of live games available for telecast on our programming networks; (iii) the popularity of our programming; (iv) the extent of the distribution of our networks; (v) the activities of our competitors, including increased competition from other forms of advertising-based media (such as Internet, digital and social media platforms, other programming networks, radio and print media) and an increasing shift of advertising expenditures to digital and mobile offerings; (vi) shifts in consumer viewing patterns, including consumers watching more ad-free content, non-traditional and shorter-form video content online, and the increased use of ad skipping functionality; (vii) increasing audience fragmentation caused by increased availability of alternative forms of leisure and entertainment activities, such as social networking platforms and video games; (viii) consumer budgeting and buying patterns; (ix) changes in the audience demographic for our programming; (x) the ability of third parties to successfully and accurately measure audiences due to changes in emerging technologies and otherwise; (xi) the health of the economy in the markets our businesses serve and in the nation as a whole; and (xii) general economic trends in the advertising industry. A decline in the economic prospects of advertisers or the economy in general has in the past altered, and could in the future alter, current or prospective advertisers’ spending priorities, which could cause our revenues and operating results to decline significantly in any given period. Even in the absence of a general recession or downturn in the economy, an individual business sector that tends to spend more on advertising than other sectors may be forced to reduce its advertising expenditures if that sector experiences a downturn. In such case, a reduction in advertising expenditures by such a sector may adversely affect our revenues. See “—Operational and Economic Risks—Our Operations and Operating Results Have Been, and May in the Future Be, Materially Impacted by a Pandemic or Another Public Health Emergency, Such as the COVID-19 Pandemic.”
The pricing and volume of advertising has been affected by shifts in spending away from more traditional media toward online, digital and social media offerings or towards new ways of purchasing advertising, such as through automated purchasing, dynamic advertising insertion, third parties selling local advertising spots and advertising exchanges, some or all of which may not be as advantageous to the Company as current advertising methods.
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
Our MSG Networks business is dependent upon media rights agreements with professional sports teams. Our existing media rights agreements are multi-year. Upon expiration, we may seek renewal of these agreements and, if we do, we may be outbid by competing programming networks or others for these agreements or the renewal costs could substantially exceed our costs under the current agreements. In addition, one or more of these teams may seek to establish their own programming offering or join one of our competitor’s offerings and, in certain circumstances, we may not have an opportunity to bid for the media rights. As part of negotiations in connection with the work-out of the MSGN Term Loan Facility, MSG Networks has sought to renegotiate media rights agreements prior to expiration, including to reduce the fees thereunder. In the absence of renegotiation and in the event of bankruptcy proceedings, MSG Networks may seek to discharge one or more of those agreements as part of a bankruptcy proceeding.
Even if we are able to renew such media rights agreements, the Company’s results could be adversely affected if our obligations under our media rights agreements prove to be outsized relative to the revenues our MSG Networks segment is able to generate. Our media rights agreements with professional sports teams have varying terms and include significant obligations, which increase annually, without regard to the number of subscribers to our programming networks or the level of our affiliation and/or advertising revenues. If we are not able to generate sufficient revenues, including due to a loss of any of our significant Distributors or failure to renew affiliation agreements on terms as attractive as our existing agreements, we may be unable to renew media rights agreements on acceptable terms, or to perform our obligations under our existing media rights agreements, including making payments thereunder, which could lead to a default under those agreements and the potential loss of such media rights, which could materially negatively affect our business and results of operations. In recent years, certain regional sports networks have experienced financial difficulties. For example, Diamond Sports Group, LLC (now Main Street Sports Group, “Diamond”), which licenses and distributes sports content in a number of regional markets, filed for protection under Chapter 11 of the bankruptcy code in March 2023 and completed its reorganization in January 2025. In connection with Diamond’s bankruptcy proceedings and reorganization plan, a number of Diamond’s pre-existing media rights agreements with NHL, NBA and MLB teams were either rejected, substantially modified or expired without renewal. As a result, Diamond emerged from its bankruptcy proceedings controlling the media rights to 29 teams (compared to 42 teams prior to its bankruptcy).
Moreover, the value of our media rights agreements may also be affected by various league decisions and/or league agreements that we may not be able to control, including a decision to alter the number of games played during a season or the number of team games that can be selected by national broadcasters (which could reduce the number of games available for exclusive broadcast by our networks). The value of our media rights could also be affected, or we could lose such rights entirely, if a team is liquidated, undergoes reorganization in bankruptcy or relocates to an area where it is not possible or commercially feasible for us to continue to distribute games. Any loss or diminution in the value of rights could impact the extent of the sports coverage offered by us and could materially negatively affect our business and results of operations. In addition, our affiliation agreements generally include certain remedies in the event our networks fail to include a minimum number of professional event telecasts, and, accordingly, any loss of rights could materially negatively affect our business and results of operations. See “— Our MSG Networks Business Depends on Affiliation Fees We Receive Under Our Affiliation Agreements, the Loss of Which Would, or Renewal of Which on Less Favorable Terms May, Have a Material Negative Effect on Our Business and Results of Operations” and “—The Actions of the NBA and NHL May Have a Material Negative Effect on Our MSG Networks Business and Results of Operations.”
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
We are highly leveraged with a significant amount of debt and we may continue to incur additional debt in the future. As of December 31, 2024, the principal balance of our consolidated debt outstanding was approximately $1.4 billion, including $829.1 million under the MSGN Term Loan Facility, which matured without repayment on October 11, 2024 and is classified as short-term on our consolidated balance sheets. As a result of our indebtedness, we are required to make interest and principal payments on our indebtedness that are significant in relation to our revenues and cash flows. These payments reduce our earnings and cash available for other potential business purposes. Furthermore, our interest expense has increased and could in the future increase if interest rates increase because our indebtedness bears interest at floating rates, if we are in default and have to pay a higher rate (as is the case under the MSGN Term Loan Facility) or to the extent we refinance existing debt with higher cost debt. This leverage also exposes us to significant risk by limiting our flexibility in planning for, or reacting to, changes in our business (whether through competitive pressure or otherwise), the entertainment and video programming industries and the economy at large. Although our cash flows could decrease in these scenarios, our required payments in respect of indebtedness would not decrease.
In September 2019, certain subsidiaries of MSG Networks, including MSGN L.P., entered into the MSGN Credit Agreement providing for the MSG Networks Credit Facilities, which consist of the MSGN Term Loan Facility and the MSGN Revolving Credit Facility. On October 11, 2024, the outstanding principal amount under the MSGN Term Loan Facility of $829.1 million matured without repayment and an event of default occurred pursuant to the MSGN Credit Agreement. See “— An Event of Default Exists Under the MSG Networks Credit Agreement; Although MSG Networks Is Pursuing a Work-out of Its Credit Facilities, There Can Be No Assurances That It Will Be Successful; Even if a Refinancing is Successfully Consummated, We Expect It Would Be on Terms Materially Less Favorable to MSG Networks Than the Current Terms.” The MSG Networks Credit Facilities are the obligations of our indirect subsidiaries MSGN L.P., MSGN Eden, LLC, Regional MSGN Holdings LLC and certain subsidiaries of MSGN L.P., and none of the Company, Sphere Entertainment Group or any of the subsidiaries of Sphere Entertainment Group (collectively, the “Non-Credit Parties”) are party to the MSG Networks Credit Facilities.
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
On December 8, 2023, the Company completed a private unregistered offering of approximately $259 million in aggregate principal amount of its 3.50% Convertible Senior Notes.
Our ability to have sufficient liquidity to fund our operations and refinance our indebtedness is dependent on the ability of Sphere to generate significant positive cash flow. There can be no assurance that guests, artists, promoters, advertisers and marketing partners will continue to embrace this platform and that Sphere will generate revenue and adjusted operating income in line with our expectations. Original immersive productions, such as Postcard From Earth and V-U2 An Immersive Concert Film, have not been previously pursued on the scale of Sphere, which increases the uncertainty of our operating expectations. To the extent that our efforts do not result in viable shows, or to the extent that any such productions do not achieve expected levels of popularity among audiences, we may not generate the cash flows from operations necessary to fund our operations. Our future operating performance, to a certain extent, is subject to general economic conditions, recession, fears of recession, financial, competitive, regulatory and other factors that are beyond our control. To the extent we do not realize expected cash flows from operations from Sphere, we would have to take several actions to improve our financial flexibility and preserve liquidity, including significant reductions in both labor and non-labor expenses as well as reductions and/or deferrals in capital spending. Therefore, while we currently believe we will have sufficient liquidity from cash and cash equivalents and cash flows from operations (including expected cash flows from operations from Sphere) to fund our operations, no assurance can be provided that our liquidity will be sufficient in the event any of the preceding uncertainties facing Sphere are realized over the next 12 months.

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
The failure to make payments when due, satisfy the covenants, including any inability to attain a covenant waiver, and comply with other requirements under each credit agreement could trigger (and, with respect to the MSGN Credit Agreement, has triggered) a default thereunder, which could result in an acceleration of the outstanding debt thereunder and, with respect to the LV Sphere Term Loan Facility, a demand for payment under the guarantee provided by Sphere Entertainment Group. Additionally, the LV Sphere Term Loan Facility restricts MSG LV from making cash contributions to us unless certain financial covenants are met and, during the Forbearance Period, the MSG Networks Credit Facilities restrict MSGN L.P. from making cash distributions to us. Any failure to make payments when due or satisfy the covenants under the LV Sphere Term Loan Facility and the MSG Networks Credit Facilities (together, the “Credit Facilities”) could negatively impact our liquidity and could have a negative effect on our businesses.

The terms of the indenture governing the 3.50% Convertible Senior Notes (the “Indenture”) do not restrict us from incurring additional indebtedness, including secured indebtedness. As of December 31, 2024, (i) the principal balance of the Company’s indebtedness (excluding subsidiaries) was approximately $258.8 million under the 3.50% Convertible Senior Notes and (ii) the principal balance of indebtedness of the Company’s subsidiaries was $1.104 billion, all of which is senior secured indebtedness. If we incur secured indebtedness and such secured indebtedness is either accelerated or becomes subject to a bankruptcy, liquidation or reorganization, our assets would be used to satisfy obligations with respect to the indebtedness secured thereby before any payment could be made on the 3.50% Convertible Senior Notes that are not similarly secured. The Indenture also does not restrict our subsidiaries from incurring additional debt, which would be structurally senior to the 3.50% Convertible Senior Notes. If new debt or other liabilities are added to our current debt levels, the related risks that we now face could intensify. Our Credit Facilities restrict the ability of our subsidiaries to incur additional indebtedness, including secured indebtedness, but if the facilities mature or are repaid, our subsidiaries may not be subject to such restrictions under the terms of any subsequent indebtedness.
As described under “Part II — Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations — Liquidity and Capital Resources” in this Form 10-KT, while the conditions with respect to the MSG Networks Credit Facilities raise substantial doubt about the Company’s ability to continue as a going concern, for the reasons stated under Note 2. Accounting Policies — Liquidity and Going Concern, to the consolidated financial statements included in Item 8 of this Form 10-KT, we have concluded that the conditions raising substantial doubt about the Company’s ability to continue as a going concern have been effectively alleviated as of the date of this Form 10-KT, and that the Company would be able to continue as a going concern for at least one year beyond the date of issuance of the consolidated financial statements included in this Form 10-KT. Management will conduct its review of the Company’s ability to continue as a going concern prior to issuing the Company’s financial statements after each quarterly, annual, or transition period. There can be no assurances that we will be able to continue to effectively alleviate the conditions with respect to the Company’s ability to continue to be a going concern in the future.
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
Borrowings under our facilities are at variable rates of interest and expose us to interest rate risk. Interest rates have increased significantly in recent years, and, as a result, our debt service obligations on our variable rate indebtedness have increased significantly even though the amount borrowed remains the same, and our net income and cash flows, including cash available for servicing our indebtedness, have correspondingly decreased. Further increases in interest rates would cause additional increases in our debt service obligations. In the future, we may enter into interest rate swaps that involve the exchange of floating for fixed rate interest payments in order to reduce interest rate volatility. However, we may not maintain interest rate swaps with respect to all of our variable rate indebtedness, and any swaps we enter into may not fully mitigate our interest rate risk.
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
The capital and credit markets can experience volatility and disruption. Those markets can exert extreme downward pressure on stock prices and upward pressure on the cost of new debt capital and can severely restrict credit availability for most issuers. For example, the global economy, including credit and financial markets, has in the past experienced extreme volatility and disruptions, including severely diminished liquidity and credit availability, volatility in and uncertainty regarding interest and inflation rates, declines in consumer confidence, declines in economic growth, increases in unemployment rates and uncertainty about economic stability. If the equity and credit markets deteriorate, or the United States enters a recession, it may make any necessary debt or equity financing more difficult to obtain in a timely manner or on favorable terms, more costly or more dilutive.
Our Sphere business has been characterized by significant expenditures for properties, businesses, renovations and productions. We may require additional financing to fund our planned capital expenditures, as well as other obligations and our ongoing operations. In the future, we may engage in transactions that depend on our ability to obtain funding. For example, as we extend Sphere beyond Las Vegas, our intention is to utilize several options, such as joint ventures, equity partners, a managed venue or franchise model and non-recourse debt financing. There is no assurance that we will be able to successfully complete these plans.
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
We incurred operating losses of approximately $261 million, $341 million, $273 million and $166 million for the Transition Period and Fiscal Years 2024, 2023 and 2022, respectively. We expect these significant operating losses to continue. In addition, we have in prior periods incurred operating losses and negative cash flow. There is no assurance that we will have operating income, adjusted operating income, or positive cash flow in the future. Significant operating losses may limit our ability to raise necessary financing, or to do so on favorable terms, as such losses could be taken into account by potential investors and lenders.
Material Impairments in The Value of Our Long-Lived Assets and Goodwill Could Negatively Affect Our Business and Results of Operations.
We regularly review our long-lived assets and goodwill for potential impairment. Long-lived assets, including property and equipment, right-of-use lease assets and intangible assets that are amortized, are reviewed when there is an indication of potential impairment. We currently test goodwill annually for impairment as of August 31st and at any time upon the occurrence of certain events or substantive changes in circumstances. We perform our goodwill impairment tests at the level of our two reporting units, Sphere and MSG Networks. In assessing the carrying value of our long-lived assets and goodwill, we make estimates and assumptions regarding a variety of factors, including, but not limited to, projected future cash flows, discount rates, cost-based assumptions and appropriate market comparables. These estimates are made at a specific point in time, based on relevant information, are subjective in nature and involve significant uncertainties and judgments and therefore cannot be determined with precision. Changes in assumptions could significantly affect the estimates. There are inherent uncertainties related to these factors and management’s judgment in applying these factors, and, if these estimates or related assumptions change in the future, we may be required to record impairment charges related to our long-lived assets.
Changes to our business, unexpected significant declines in our operating results, further deterioration in the business environment for regional sports networks or the outlook for our regional sports networks or changes in our strategic goals or business direction could require us to evaluate the recoverability of our goodwill or our long-lived and indefinite lived-assets prior to the annual assessment. These types of events have in the past resulted, and could again in the future result, in impairment charges, which have in the past negatively affected, and could in the future negatively affect, our results of operations. For example, on December 31, 2024, MSG Networks’ affiliation agreement with Altice, one of its major Distributors, expired, subsequent to which, the Company’s networks were no longer being carried by Altice. The Company and Altice entered into a multi-year renewal of the MSG Networks affiliation agreement on February 22, 2025. In connection with the preparation of the financial statements included in this Form 10-KT, and in light of changes affecting the MSG Networks reporting unit and the programming industry, the Company concluded that a triggering event had occurred for the reporting unit as of as of December 31, 2024, and performed an interim quantitative impairment test. As a result, the Company recorded a non-cash impairment charge of $61,200 as of December 31, 2024 within the MSG Networks segment.

The Company continues to closely monitor the performance and fair value of its MSG Networks reporting unit and results of its potential work-out of the MSG Networks Credit Facilities. A significant adverse change in market factors or the business outlook for the MSG Networks reporting unit could further negatively impact the fair value of our MSG Networks reporting unit and result in a goodwill impairment at that time. During the second quarter of Fiscal Year 2024, we recorded an impairment charge of $116.5 million in connection with our decision in November 2023 to no longer pursue the development of a Sphere in the United Kingdom. Impairments could be an indicator of significant declines in the expected performance of our reporting units and could negatively affect our business. For more information on the valuation of long-lived and goodwill, see “Part II. — Item 7. Management’s Discussion of Analysis and Financial Condition and Results of Operations — Recently Issued Accounting Pronouncements and Critical Accounting Estimates — Critical Accounting Estimates” in this Form 10-KT.
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
Subsequent to the filing of our Annual Report on Form 10-K for the Fiscal Year ended June 30, 2021, management of the Company evaluated an immaterial accounting error related to interest costs that should have been capitalized for Sphere in Las Vegas in Fiscal Years 2021, 2020 and 2019 and in the fiscal quarter ended September 30, 2021, as prescribed by Accounting Standards Codification Topic 835-20 (Capitalization of Interest). As a result of the accounting error, the Company re-evaluated the effectiveness of the Company’s internal control over financial reporting and identified a material weakness as of June 30, 2021, September 30, 2021, December 31, 2021 and March 31, 2022. We undertook certain remediation efforts by implementing additional controls which were operating effectively as of June 30, 2022, and as a result, our management concluded that the material weakness has been remediated and our internal control over financial reporting was effective as of June 30, 2022. A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of a company’s annual or interim financial statements will not be prevented or detected on a timely basis.
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
MSG Networks business. Our MSG Networks business competes, in certain respects and to varying degrees, for viewers and advertisers with other programming networks, pay-per-view, video-on-demand, online streaming and on-demand services and other content offered by Distributors and others. Additional companies, some with significant financial resources, continue to enter or are seeking to enter the video distribution market either by offering DTC streaming services or selling devices that aggregate viewing of various DTC services, which continues to put pressure on an already competitive landscape. We also compete for viewers and advertisers with content offered over the Internet, digital and social media platforms, radio, motion picture, home video and other sources of information and entertainment and advertising services. Important competitive factors are the prices we charge for our programming networks, the quantity, quality (in particular, the performance of the sports teams whose media rights we control), the variety of the programming offered on our networks, and the effectiveness of our marketing efforts.
New or existing programming networks that are owned by, affiliated or otherwise partnered with, broadcast networks such as NBC, ABC, CBS or Fox, or broadcast station owners, such as Sinclair, may have a competitive advantage over our networks in obtaining distribution through the “bundling” of agreements to carry those programming networks with the agreement giving the Distributor the right to carry a broadcast station owned by, affiliated or otherwise partnered with, the network. For example, regional sports and entertainment networks affiliated with broadcast networks are carried by certain Distributors that do not currently carry our networks. Our business depends, in part, upon viewer preferences and audience acceptance of the programming on our networks. These factors are often unpredictable and subject to influences that are beyond our control, such as the quality and appeal of competing programming, the performance of the sports teams whose media rights we control, general economic conditions and the availability of other entertainment options. We may not be able to successfully predict interest in proposed new programming and viewer preferences could cause new programming not to be successful or cause our existing programming to decline in popularity. If our programming does not gain or maintain the level of audience acceptance we, our advertisers or Distributors expect, it could negatively affect advertising or distribution fee revenues. An increase in our costs associated with programming, including original programming, may materially negatively affect our business and results of operations.
In June 2023, we launched a DTC streaming offering, MSG+, (which as of October 2024 is now included in the Gotham Sports streaming product launched as part of MSG Networks’ joint venture with YES), which provides consumers an alternative to accessing our programming through our Distributors, but there can be no assurance that we will successfully execute our strategy for such offering. Our DTC offering represents a new consumer offering for which we have limited prior experience and we may not be able to successfully predict the demand for such DTC offering or the impact such DTC offering may have on our traditional distribution business, including with respect to renewals of our affiliation agreements with Distributors. In addition, the success of our DTC offering depends on a number of factors, including competition from other DTC products, such as offerings from other regional sports networks.
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
Consumer and corporate spending has in the past declined and may in the future decline at any time for reasons beyond our control. The risks associated with our businesses generally become more acute in periods of a slowing economy or recession, which may be accompanied by reductions in corporate sponsorship and advertising and decreases in attendance at events at our venue, among other things. In addition, inflation, which rose significantly in recent years, has resulted in and may continue to result in increased operational costs, including labor costs. Volatility in, and uncertainty regarding inflation rates, as well as continued elevated interest rates in response to concerns about inflation may have the effect of further increasing economic uncertainty and heightening these risks. As a result, instability and weakness of the U.S. and global economies, including due to the effects caused by disruptions to financial markets, inflation, recession, high unemployment, geopolitical events, including any prolonged effects caused by the COVID-19 pandemic or another future pandemic, and the negative effects on consumers’ and businesses’ discretionary spending, have in the past materially negatively affected, and may in the future materially negatively affect, our business and results of operations. A prolonged period of reduced consumer or corporate spending, including with respect to advertising, such as during the COVID-19 pandemic, has in the past and could in the future have an adverse effect on our business and our results of operations. See “—Operational and Economic Risks—Our Operations and Operating Results Have Been, and May in the Future Be, Materially Impacted by a Pandemic or Another Public Health Emergency, Such as the COVID-19 Pandemic.”
The Geographic Concentration of Our Businesses Could Subject Us to Greater Risk Than Our Competitors and Have a Material Negative Effect on Our Business and Results of Operations.
The Sphere business currently operates only in Las Vegas with one venue and, as a result, is subject to significantly greater degrees of risk than competitors with more operating properties or that operate in more markets. MSG Networks’ programming networks are distributed throughout New York State and certain nearby areas. In the event of an MSG Networks bankruptcy and subsequent deconsolidation, the geographic concentration of our business, and the risks associated with such geographic concentration, would increase significantly. See “Risks Related to Our MSG Networks Business — If MSG Networks Is Unable to Refinance its Term Loan Facility, the Company Believes It Is Probable That MSG Networks Inc. and/or Its Subsidiaries Would Seek Bankruptcy Protection, Which May Include Claims Against the Company and Its Directors and Officers, and Which Could Have a Material Negative Effect on the Company’s Financial Condition and Results of Operations.”
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
•Venue-related Permits/Licenses. Sphere, like all public spaces, is subject to building and health codes and fire regulations, as well as zoning and outdoor advertising and signage regulations. We also require a number of licenses to operate, including, but not limited to, occupancy permits, exhibition licenses, food and beverage permits, liquor licenses, signage entitlements and other authorizations. Failure to receive or retain, or the suspension of, liquor licenses or permits could interrupt or terminate our ability to serve alcoholic beverages at our venue. Additional regulation relating to liquor licenses may limit our activities in the future or significantly increase the cost of compliance, or both. We are subject to statutes that generally provide that serving alcohol to a visibly intoxicated or minor patron is a violation of the law and may provide for strict liability for certain damages arising out of such violations. Our liability insurance coverage may not be adequate or available to cover any or all such potential liability. Our failure to maintain these permits or licenses could have a material negative effect on our business and results of operations.
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
The data protection landscape continues to evolve in the United States. As our operations and business grow, we may become subject to or affected by new or additional data protection laws and regulations and face increased scrutiny or attention from regulatory authorities. For example, California has passed a comprehensive data privacy law, the CCPA, and numerous other states, including New Jersey, Virginia, Colorado, Utah and Connecticut, have also passed similar laws, and various additional states may do so in the near future. Additionally, the CPRA, imposes additional data protection obligations on covered businesses, including additional consumer rights procedures and obligations, limitations on data uses, new audit requirements for higher risk data, and constraints on certain uses of sensitive data. The majority of the CPRA provisions went into effect on January 1, 2023. Further, there are several legislative proposals in the United States, at both the federal and state level, that could impose new privacy and security obligations. We cannot yet determine the impact that these future laws and regulations may have on our business. As new privacy- and security-related laws and regulations are implemented, the time and resources needed for us to comply with such laws and regulations, as well as our potential liability for non-compliance with such laws and regulations, may increase.
In addition, governmental authorities and private litigants continue to bring actions against companies for online collection, use, dissemination and security practices that are unfair or deceptive. We may incur significant legal expenses or reputational damage for data privacy or security claims regardless of whether we are found to be liable.
Our business is, and may in the future be, subject to a variety of other laws and regulations, including licensing, permitting, working conditions, labor, immigration and employment laws; health, safety and sanitation requirements; compliance with the Americans with Disabilities Act (and related state and local statutes); and anti-bribery and anti-corruption, anti-money laundering, export control and sanctions laws.
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
Our revenues and expenses have been seasonal and may continue to be seasonal. For example, our MSG Networks segment generally continues to expect to earn a higher share of its annual revenues in the three months ending March 31 and December 31 as a result of MSG Networks’ advertising revenue being largely derived from the sale of inventory in its live NBA and NHL professional sports programming. Therefore, our operating results and cash flows reflect significant variation from period to period and will continue to do so in the future. Consequently, period-to-period comparisons of our operating results or cash flows may not necessarily be meaningful and the operating results or cash flows of one period are not indicative of our financial performance during a full fiscal year. This variability may adversely affect our business, results of operations and financial condition.
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
Our business is dependent upon the efforts of unionized workers. As of December 31, 2024, approximately 13% of our employees were subject to CBAs. Approximately 7% of those union employees are subject to CBAs that expired as of December 31, 2024 and approximately 16% are subject to CBAs that will expire by December 31, 2025 if they are not extended prior thereto. Any labor disputes, such as strikes or lockouts, with the unions with which we have CBAs could have a material negative effect on our business and results of operations (including our ability to produce or present immersive productions, concerts, programming, theatrical productions, sporting events and other events). For example, members of the Writers Guild of America and SAG-AFTRA commenced work stoppages in May and July, 2023, respectively, which lasted several months. If these or other work stoppages by unions involved in the production of original immersive productions occur and we are unable to secure waivers from the guild or union concerned, it could adversely affect our business.

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
There are inherent risks associated with producing and hosting events and operating, maintaining, renovating or constructing our venues (including as a result of Sphere’s unique features), as well as with filming and producing original immersive productions for The Sphere Experience. As a result, personal injuries, accidents and other incidents which may negatively affect guest satisfaction have occurred and may occur from time to time, which have in the past subjected and could in the future subject us to claims and liabilities.
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
We Face Risk from Doing Business Internationally.
We have operations and own property outside of the United States. We continue to explore international markets for our next generation Sphere venues. For example, in October 2024, we announced that we will work together with DCT Abu Dhabi to bring the world’s second Sphere to Abu Dhabi, United Arab Emirates. As a result, our business is subject to certain risks inherent in international business, many of which are beyond our control. These risks include:
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
•anti-corruption laws and regulations, such as the U.S. Foreign Corrupt Practices Act and the U.K. Bribery Act, as well as export control and sanctions laws and regulations, that impose stringent requirements on how we conduct our foreign operations, and changes in these laws and regulations; and
•shifting consumer preferences regarding entertainment.

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
We also continue to review and enhance our security measures in light of the constantly evolving techniques used to gain unauthorized access to networks, data, software and systems. We have expended, and expect to continue to expend, significant expenses on an ongoing basis in order to review and enhance our security measures and to address any actual or potential security incidents that arise, but these measures may be ineffective and we may be subject to legal or regulatory action, as well as financial losses, and we may not have insurance coverage for any or all such losses. If we experience an actual or perceived security incident, our ability to conduct business may be interrupted or impaired, we may incur damage to our systems, we may lose profitable opportunities or the value of those opportunities may be diminished and we may lose revenue as a result of unlicensed use of our intellectual property. Unauthorized access to or security breaches of our systems could result in the loss of data, loss of business, severe reputational damage adversely affecting customer or investor confidence, diversion of management’s attention, regulatory investigations and orders, litigation, indemnity obligations, damages for contract breach, penalties for violation of applicable laws or regulations and significant costs for remediation that may include liability for stolen or lost assets or information and repair of system damage that may have been caused, incentives offered to customers or other business partners in an effort to maintain business relationships after a breach and other liabilities. In addition, in the event of a security incident, changes in legislation may increase the risk of potential litigation. For example, the CCPA, which provides a private right of action (in addition to statutory damages) for California residents whose sensitive personal information is breached as a result of a business’ violation of its duty to reasonably secure such information, took effect on January 1, 2020 and was expanded by the CPRA, which took effect in January 2023. Numerous other states have passed similar laws and additional states may do so in the near future. Our insurance coverage may not be adequate to cover the costs of a data breach, indemnification obligations, or other liabilities.
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

In addition, we are required to disclose information about material cybersecurity incidents on a timely basis, including those that may not have been resolved or fully investigated at the time of disclosure, or, in some instances, we may have obligations to notify relevant stakeholders of security breaches. Such mandatory disclosures are costly, could provide information to threat actors, could lead to negative publicity, may cause our customers to lose confidence in the effectiveness of our security measures and may require us to expend significant capital and other resources to respond to or alleviate problems caused by an actual or perceived security breach.
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
Theft of Our Intellectual Property May Have a Material Negative Effect on Our Business and Results of Operations.
The success of our business depends in part on our ability to maintain and monetize our intellectual property rights, including the technology developed for Sphere, MSG Networks (including our DTC offering), our brand logos, our programming, technologies, digital content and other content that is material to our business. Theft of our intellectual property, including content, could have a material negative effect on our business and results of operations because it may reduce the revenue that we are able to receive from the legitimate exploitation of such intellectual property, undermine lawful distribution channels and limit our ability to control the marketing of our content and inhibit our ability to recoup or profit from the costs incurred to create such content. Litigation may be necessary to enforce our intellectual property rights or protect our trade secrets. Any litigation of this nature, regardless of the outcome, could cause us to incur significant costs, as well as subject us to the other inherent risks of litigation discussed above.
Risks Related to Governance and Our Controlled Ownership
We Are Materially Dependent on Affiliated Entities’ Performances Under Various Agreements.
We have entered into various agreements with MSG Entertainment related to the MSGE Distribution, and with MSG Sports with respect to the 2020 Entertainment Distribution, and MSG Networks has various agreements with MSG Sports in connection with the 2015 Sports Distribution, including, among others, a distribution agreement, a tax disaffiliation agreement, a services agreement, an employee matters agreement and certain other arrangements (including other support services). These agreements include the allocation of employee benefits, taxes and certain other liabilities and obligations attributable to periods prior to, at and after the applicable distribution. In connection with the 2015 Sports Distribution, the 2020 Entertainment Distribution and the MSGE Distribution, we provided MSG Sports and MSG Entertainment, respectively, with indemnities with respect to liabilities arising out of our business, and MSG Sports and MSG Entertainment, respectively, provided us with indemnities with respect to liabilities arising out of the business retained by them. For example, MSG Networks’ media rights agreements with MSG Sports provide us with the exclusive live local media rights to Knicks and Rangers games. Rights fees under these media rights agreements amounted to approximately $174.0 million for Fiscal Year 2024. The stated contractual rights fees under such rights agreements increase annually and are subject to adjustments in certain circumstances, including if MSG Sports does not make available a minimum number of exclusive live games in any year. Further, in connection with the MSGE Distribution, Sphere Entertainment provided MSG Entertainment with certain indemnities, including indemnities for the failure by MSG Networks to perform specified obligations. A failure by MSG Networks to perform those specified obligations, including in the event of bankruptcy, could give rise to indemnity obligations of Sphere Entertainment that could have a material adverse effect on our financial condition or results of operations.

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
We have two classes of common stock:
•Class A Common Stock, which is entitled to one vote per share and is entitled collectively to elect a number of directors constituting at least 25% of our Board of Directors; and
•Class B Common Stock, which is generally entitled to 10 votes per share and is entitled collectively to elect the remainder of our Board of Directors.
As of December 31, 2024, certain members of the Dolan family, including certain trusts for the benefit of members of the Dolan family (collectively, the “Dolan Family Group”), collectively owned 100% of our Class B Common Stock, approximately 6.7% of our outstanding Class A Common Stock (inclusive of options exercisable within 60 days after December 31, 2024) and approximately 72.0% of the total voting power of all our outstanding common stock in matters other than the election of directors. Of that amount, certain Dolan family trusts (the “Excluded Trusts”) collectively own approximately 76.5% of the outstanding Class B Common Stock. The trustees of the Excluded Trusts are members of the Dolan family.
The members of the Dolan Family Group holding Class B Common Stock are parties to a Stockholders Agreement, which has the effect of causing the voting power of the holders of our Class B Common Stock (other than the Excluded Trusts) to be cast as a block with respect to all matters to be voted on by such holders of our Class B Common Stock. Under the Stockholders Agreement, the shares of Class B Common Stock owned by members of the Dolan Family Group (representing all the outstanding Class B Common Stock) are to be voted on all matters in accordance with the determination of the Dolan Family Committee (as defined below), except that the decisions of the Dolan Family Committee are non-binding with respect to the Class B Common Stock owned by the Excluded Trusts. The “Dolan Family Committee” consists of James L. Dolan, Thomas C. Dolan, Patrick F. Dolan, Kathleen M. Dolan, Marianne Dolan Weber and Deborah A. Dolan-Sweeney. The Dolan Family Committee generally acts by majority vote, except that approval of a going-private transaction must be approved by a two-thirds vote and approval of a change-in-control transaction must be approved by not less than all but one vote. The voting members of the Dolan Family Committee are James L. Dolan, Thomas C. Dolan, Kathleen M. Dolan, Deborah A. Dolan-Sweeney and Marianne Dolan Weber, with each member having one vote other than James L. Dolan, who has two votes. Because James L. Dolan has two votes, he has the ability to block Dolan Family Committee approval of any Company change in control transaction. Shares of Class B Common Stock owned by Excluded Trusts will on all matters be voted on in accordance with the determination of the Excluded Trusts holding a majority of the Class B Common Stock held by all Excluded Trusts, except in the case of a vote on a going-private transaction or a change in control transaction, in which case a vote of the trusts holding two-thirds of the Class B Common Stock owned by Excluded Trusts is required.
The Dolan Family Group, which includes the Excluded Trusts, is able to prevent a change in control of our Company and no person interested in acquiring us would be able to do so without obtaining the consent of the Dolan Family Group. The Dolan Family Group, by virtue of its stock ownership, has the power to elect all of our directors subject to election by holders of Class B Common Stock and is able collectively to control stockholder decisions on matters on which holders of all classes of our common stock vote together as a single class. These matters could include the amendment of some provisions of our certificate of incorporation and the approval of fundamental corporate transactions.
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
As a result, the Dolan Family Group, which includes the Excluded Trusts, has the power to prevent such issuance or amendment.
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
We have entered into registration rights agreements with members of the Dolan Family Group, certain Dolan family interests and the Dolan Family Foundation that provide them with “demand” and “piggyback” registration rights with respect to approximately 6.9 million shares of Class A Common Stock, including shares issuable upon conversion of shares of Class B Common Stock.

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
Our Executive Chairman and Chief Executive Officer, James L. Dolan, also serves as the Executive Chairman and Chief Executive Officer of MSG Entertainment and MSG Sports and as Non-Executive Chairman of AMC Networks. Furthermore, eight members of our Board of Directors (including James L. Dolan) also serve as directors of MSG Entertainment, nine members of our Board of Directors (including James L. Dolan) also serve as directors of MSG Sports, and five members of our Board of Directors (including James L. Dolan) also serve as directors of AMC Networks, and Kristin A. Dolan serves as Chief Executive Officer of AMC Networks concurrently with her service on our Board of Directors. Our Executive Vice President, David Granville-Smith also serves as Executive Vice President of MSG Sports and AMC Networks, our Vice Chairman, Gregg G. Seibert, also serves as the Vice Chairman of MSG Sports, MSG Entertainment and AMC Networks, our Executive Vice President and General Counsel, Laura Franco, also serves as MSG Entertainment’s Executive Vice President and General Counsel, and our Secretary, Mark C. Cresitello, also serves as Senior Vice President, Deputy General Counsel and Secretary of MSG Sports and MSG Entertainment. As a result, these individuals do not devote their full time and attention to the Company’s affairs. The overlapping directors, officers and employees may have actual or apparent conflicts of interest with respect to matters involving or affecting each company. For example, there is potential for a conflict of interest when we on the one hand, and MSG Sports, MSG Entertainment and/or AMC Networks and their respective subsidiaries and successors on the other hand, look at certain acquisitions and other corporate opportunities that may be suitable for more than one of the companies. Also, conflicts may arise if there are issues or disputes under the commercial arrangements that exist between MSG Sports, MSG Entertainment or AMC Networks (each referred to as an “Other Entity”) and us. In addition, certain of our directors, officers and employees hold MSG Sports, MSG Entertainment and/or AMC Networks stock, stock options and/or restricted stock units. These ownership interests could create actual, apparent or potential conflicts of interest when these individuals are faced with decisions that could have different implications for our Company and an Other Entity. For a discussion of certain procedures we have implemented to help ameliorate such potential conflicts that may arise, see our Definitive Proxy Statement filed with the SEC on October 24, 2024.
Our Overlapping Directors and Officers with MSG Sports, MSG Entertainment and/or AMC Networks May Result in the Diversion of Corporate Opportunities to MSG Sports, MSG Entertainment and/or AMC Networks and Other Conflicts and Provisions in Our Amended and Restated Certificate of Incorporation May Provide Us No Remedy in That Circumstance.
The Company’s amended and restated certificate of incorporation acknowledges that directors and officers of the Company (the “Overlap Persons”) may also be serving as directors, officers, employees, consultants or agents of an Other Entity, and that the Company may engage in material business transactions with such Other Entities. The Company has renounced its rights to certain business opportunities and the Company’s amended and restated certificate of incorporation provides that no Overlap Person will be liable to the Company or its stockholders for breach of any fiduciary duty that would otherwise occur by reason of the fact that any such individual directs a corporate opportunity (other than certain limited types of opportunities set forth in our amended and restated certificate of incorporation) to one or more of the Other Entities instead of the Company, or does not refer or communicate information regarding such corporate opportunities to the Company. These provisions in our amended and restated certificate of incorporation also expressly validate certain contracts, agreements, arrangements and transactions (and amendments, modifications or terminations thereof) between the Company and the Other Entities and, to the fullest extent permitted by law, provided that the actions of the Overlap Person in connection therewith are not breaches of fiduciary duties owed to the Company, any of its subsidiaries or their respective stockholders. See the Sphere Entertainment Co. Policy Concerning Certain Matters Relating to Madison Square Garden Entertainment Corp., Madison Square Garden Sports Corp. and AMC Networks Inc., including Responsibilities of Overlapping Directors and Officers filed as Exhibit 10.33 to this Form 10-KT for more information.
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
We also lease approximately 810,000 square feet in Las Vegas, Nevada, under a ground lease for the land where Sphere in Las Vegas is located, and own approximately 230,000 square feet of property in Stratford, London. See “Item 1. Business — Our Business — Sphere.” In addition, we lease approximately 9,000 square feet in Las Vegas, Nevada, related to office space and approximately

153,000 square feet in Burbank, California, where Sphere Studios has office space and content creation and testing facilities.
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
On April 6, 2023, the parties to the MSG Networks Litigation reached an agreement in principle to settle the MSG Networks Litigation, without admitting liability, on the terms and conditions set forth in a binding term sheet, which was incorporated into a long-form settlement agreement (the “MSGN Settlement Agreement”) that was filed with the Court on May 18, 2023. The MSGN Settlement Agreement provided for, among other things, the final dismissal of the MSG Networks Litigation in exchange for a settlement payment to the plaintiffs and the class of approximately $48.5 million, of which approximately $28 million has been paid by the Company and approximately $20.5 million has been paid to the plaintiffs by insurers (who agreed to advance these costs subject to final resolution of the parties’ insurance coverage dispute). The MSGN Settlement Agreement was approved by the Court on August 14, 2023, which constituted the final judgment in the action. MSG Networks Inc. has a dispute with its insurers over whether and to what extent there is insurance coverage for the settlement (and has settled with one of the insurers). As of December 31, 2024, approximately $18 million has been accrued in Accounts payable, accrued and other current liabilities (reduced from approximately $20.5 million accrued as of March 31, 2024 in connection with the aforementioned settlement). Unless MSG

Networks Inc. and the remaining insurers settle that insurance dispute, it is expected to be finally resolved in a pending Delaware insurance coverage action.
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
Performance Graph
The following graph compares the relative performance of our Class A Common Stock, the Russell 2000 Index and the Bloomberg Americas Entertainment Index. This graph covers the period from April 20, 2020 through December 31, 2024. The comparison assumes an investment of $100 on April 20, 2020 and reinvestment of dividends. The stock price performance included in this graph is not necessarily indicative of future stock performance. The Russell 2000 Index and the Bloomberg Americas Entertainment Index are included for comparative purposes only. They do not necessarily reflect management’s opinion that such indices are an appropriate measure of the relative performance of the stock involved and they are not intended to forecast or be indicative of possible future performance of our common stock.

Comparison of Cumulative Total Return
$300
$250
$200
$150
$100
$50
$0
4/20/20
6/30/20
6/30/21
6/30/22
6/30/23
6/30/24
12/31/24
Sphere Entertainment Co.
Russell 2000 Index
Bloomberg Americas Entertainment Index

	Base Period 4/20/20	6/30/20	6/30/21	6/30/22	6/30/23	6/30/24	12/31/24
Sphere Entertainment Co.	$100.00	$114.80	$128.53	$80.54	$90.81	$116.24	$133.68
Russell 2000 Index	100.00	119.13	193.03	144.39	162.16	178.47	195.67
Bloomberg Americas Entertainment Index	100.00	123.07	283.23	149.70	177.25	178.79	185.66
This performance graph shall not be deemed “filed” for purposes of Section 18 of the Securities Exchange Act of 1934, as amended (the “Exchange Act”) or incorporated by reference into any of our filings under the Securities Act of 1933, as amended, or the Exchange Act, except as expressly set forth by specific reference in such filing.

As of December 31, 2024, there were 646 holders of record of our Class A Common Stock. There is no public trading market for our Class B common stock. As of December 31, 2024, there were 14 holders of record of our Class B Common Stock.
We did not pay any dividends on our common stock during the Transition Period and do not have any current plans to pay a cash dividends on our common stock for the foreseeable future.
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
Securities Authorized for Issuance Under Equity Compensation Plans
The information required by this Item is incorporated by reference to the definitive Proxy Statement for our 2025 Annual Meeting of Stockholders, which is expected to be filed with the SEC within 120 days of the end of the Transition Period.
Item 6. [RESERVED]

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations
All dollar amounts included in the following MD&A are presented in thousands, except as otherwise noted.
This Management’s Discussion and Analysis of Financial Condition and Results of Operations (“MD&A”) contains forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. In this MD&A, there are statements concerning our future operating and future financial performance, including (i) the ability of MSG Networks to successfully pursue a refinancing or work-out of its indebtedness and the Company’s expectation that if MSG Networks is not able to achieve a work-out, it is probable that MSG Networks Inc. and/or its subsidiaries would seek bankruptcy protection, (ii) the success of Sphere and The Sphere Experience and development of new immersive productions content, (iii) our plans to bring Sphere to Abu Dhabi, United Arab Emirates under a franchise model, (iv) our ability to reduce or defer certain discretionary capital projects, (v) our plans for possible additional debt financing and (vi) our execution of the strategy for and the success of MSG Networks’ DTC and authenticated streaming offering, MSG+(which is now included in the Gotham Sports streaming product launched as part of MSG Networks’ joint venture with Yes Network). Words such as “expects,” “anticipates,” “believes,” “estimates,” “may,” “will,” “should,” “could,” “potential,” “continue,” “intends,” “plans,” and similar words and terms used in the discussion of future operating and future financial performance identify forward-looking statements. Investors are cautioned that such forward-looking statements are not guarantees of future performance, results or events and involve risks and uncertainties and that actual results or developments may differ materially from the forward-looking statements as a result of various factors. Factors that may cause such differences to occur include, but are not limited to:

•the substantial amount of debt we have incurred, the ability of our subsidiaries to make payments on, or repay or refinance, such debt under their respective credit facilities (including MSG Networks’ ability to successfully pursue a work-out of its indebtedness, and, if successful, the terms of such work-out, and, if unsuccessful, the implications thereof, including the Company’s belief that it would then be probable that MSG Networks Inc. and/or its subsidiaries would seek bankruptcy protection or the lenders would foreclose on the MSGN Collateral), the implications of a default under those credit facilities (including the existing event of default under the MSGN Credit Agreement) and the terms of any forbearance agreements entered into in connection therewith;
•our ability to make payments on our 3.50% Convertible Senior Notes;
•our ability to obtain additional financing, to the extent required, on terms favorable to us or at all;
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
•our ability to finalize definitive agreements for a Sphere venue in Abu Dhabi with DCT Abu Dhabi and the ability of DCT Abu Dhabi to complete construction of that Sphere venue;
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
•our ability to successfully execute MSG Networks’ strategy for its DTC and authenticated streaming offering, MSG+, and its streaming joint venture with YES Network, the success of such offering and our ability to adapt to new content distribution platforms or changes in consumer behavior resulting from emerging technologies;
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
•the operating and financial performance of our strategic acquisitions and investments, including those we do not control, and the impact of goodwill and other impairments with respect to businesses (including as a result of changes to the MSG Networks business);
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
•the tax-free treatment of the MSGE Distribution and the distribution from MSG Sports in 2020; and
•the additional factors described under “Part I — Item 1A. Risk Factors” included in this Form 10-KT.
These forward-looking statements are subject to a number of risks, uncertainties and assumptions, including those described in “Risk Factors.” Moreover, we operate in a very competitive and rapidly changing environment. New risks emerge from time to time. It is not possible for our management to predict all risks, nor can we assess the impact of all factors on our business or the extent to which any factor, or combination of factors, may cause actual results to differ materially from those contained in any forward-looking statements we may make. In light of these risks, uncertainties and assumptions, the forward-looking events and circumstances discussed in this Form 10-KT may not occur and actual results could differ materially and adversely from those anticipated or implied in the forward-looking statements.
You should not rely upon forward-looking statements as predictions of future events. We cannot guarantee that the future results, levels of activity, performance or events and circumstances reflected in the forward-looking statements will be achieved or occur. Moreover, except as required by law, neither we nor any other person assumes responsibility for the accuracy and completeness of the forward-looking statements. We undertake no obligation to update publicly any forward-looking statements for any reason after the date of this Form 10-KT to conform these statements to actual results or to changes in our expectations.
Introduction
This MD&A is provided as a supplement to, and should be read in conjunction with, the audited consolidated financial statements and footnotes thereto included in Item 8 of this Form 10-KT to help provide an understanding of our financial condition, changes in financial condition and results of operations.
Our MD&A is organized as follows:
Business Overview. This section provides a general description of our business, as well as other matters that we believe are important in understanding our results of operations and financial condition and in anticipating future trends.
Results of Operations. This section provides an analysis of our results of operations for the six months ended December 31, 2024 and December 31, 2023 and Fiscal Years 2024 and 2023 on both a (i) consolidated basis and (ii) segment basis.
Liquidity and Capital Resources. This section provides a discussion of our financial condition and liquidity, as well as an analysis of our cash flows for the six months ended December 31, 2024 and December 31, 2023. The discussion of our financial condition and liquidity includes summaries of our primary sources of liquidity, our contractual obligations and off balance sheet arrangements that existed at December 31, 2024.
Seasonality of Our Business. This section discusses the seasonal performance of our business.
Recently Issued Accounting Pronouncements and Critical Accounting Policies. This section cross-references a discussion of critical accounting policies considered to be important to our financial condition and results of operations and which require significant judgment and estimates on the part of management in their application. Our critical accounting policies and recently issued accounting pronouncements, are discussed in Items 7 and 8, respectively, of this Form 10-KT.
Business Overview
The Company is a premier live entertainment and media company comprised of two reportable segments, Sphere and MSG Networks. Sphere is a next-generation entertainment medium, and MSG Networks operates two regional sports and entertainment networks, as well as a DTC and authenticated streaming product.
Sphere: This segment reflects Sphere, a next-generation entertainment medium powered by cutting-edge technologies to create multi-sensory experiences at an unparalleled scale. The Company’s first Sphere opened in Las Vegas on September 29, 2023. The venue can accommodate up to 20,000 guests and can host a wide variety of events year-round, including The Sphere Experience, which features original immersive productions, as well as concerts and residencies from renowned artists, and marquee sports and corporate events. Production efforts are supported by Sphere Studios, an immersive content studio dedicated to creating multi-sensory entertainment experiences exclusively for Sphere. Sphere Studios is home to a team of creative, production, technology and software experts who provide full in-house creative and production services. The studio campus in Burbank includes a 68,000-square-foot development facility, as well as Big Dome, a 28,000-square-foot, 100-foot high custom dome, with a quarter-sized version of the interior display plane at Sphere in Las Vegas, that serves as a specialized screening, production facility, and lab for content at Sphere. The entire exterior surface of Sphere, referred to as the Exosphere, is covered with nearly 580,000 square feet of fully programmable LED paneling, creating the largest LED screen in the world and an impactful display for artists, brands and partners. In October 2024, the Company and the DCT Abu Dhabi announced that they will work together to bring the world’s second Sphere to Abu Dhabi, United Arab Emirates.
MSG Networks: This segment is comprised of the Company’s regional sports and entertainment networks, MSG Network and MSG Sportsnet, as well as its DTC and authenticated streaming offering, MSG+ (which is now included in the Gotham Sports streaming product). MSG Networks serves the New York designated market area, as well as other portions of New York, New Jersey, Connecticut and Pennsylvania and features a wide range of sports content, including exclusive live local games and other programming of the Knicks of the NBA and the Rangers, the Islanders, the Devils and the Sabres of the NHL, as well as significant coverage of the Giants and the Bills of the NFL.
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
For the six months ended December 31, 2024, the Sphere segment represented approximately 55.2% of our consolidated revenues.
Ticket Sales and Suite Licenses
For The Sphere Experience we recognize revenues from the sale of tickets to our audiences. We sell tickets to the public through our box office, via our websites, ticketing agencies and through group sales. The amount of revenue we earn from ticket sales depends on the number of shows and the mix of events that we promote, the available venue capacity, the extent to which we can sell to fully utilize the capacity, and our ticket prices.
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
See Note 2. Summary of Significant Accounting Policies to the consolidated financial statements included in Item 8 of this Form 10-KT for further details regarding our accounting policies on revenue recognition.
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
See Note 2. Summary of Significant Accounting Policies to the consolidated financial statements included in Item 8 of this Form 10-KT for further details regarding our accounting policies on direct operating expenses.
MSG Networks
Revenue Sources — MSG Networks
The MSG Networks segment generates revenues principally from distribution fees, as well as from the sale of advertising. For the six months ended December 31, 2024, this segment represented approximately 44.8% of our consolidated revenues.
Distribution Revenue
Distribution revenue includes both affiliation fee revenue earned from Distributors for the right to carry the Company’s networks as well as MSG Networks’ revenue earned from DTC subscriptions and single game purchases on MSG+, which is now included in the Gotham Sports app. The fees we receive depend largely on the demand from subscribers for our programming.
Advertising Revenue
MSG Networks’ advertising revenue is largely derived from the sale of inventory in its live professional sports programming. As such, a disproportionate share of this revenue is earned in the three months ending March 31 and December 31. In certain advertising arrangements, the Company guarantees specific viewer ratings for its programming.
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
Factors Affecting Operating Results
The operating results of our Sphere segment are largely dependent on our ability to continue to attract (i) audiences to The Sphere Experience, (ii) advertisers and marketing partners, and (iii) guests to attend, and artists to perform at, residencies, concerts and other events at our venue. The operating results of our MSG Networks segment are largely dependent on (i) the terms of MSG Networks’ affiliation agreements with Distributors (including renewals thereof), (ii) the number of subscribers of MSG Networks’ Distributors, (iii) the success of MSG+, MSG Networks’ DTC and authenticated streaming offering (which is now available through the Gotham Sports streaming product), and (iv) the advertising rates we charge advertisers. Certain of these factors in turn depend on the popularity and/or performance of the professional sports teams whose games we broadcast on our networks.
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
Factors Affecting Comparability
MSGE Distribution
On April 20, 2023, the MSGE Distribution Date, the Company distributed approximately 67% of the outstanding common stock of MSG Entertainment to its stockholders, with the Company retaining approximately 33% of the outstanding common stock of MSG Entertainment (in the form of MSG Entertainment Class A common stock) immediately following the MSGE Distribution. Following the MSGE Distribution Date, the Company retained the Sphere and MSG Networks businesses and MSG Entertainment now owns the traditional live entertainment business previously owned and operated by the Company through its Entertainment business segment, excluding the Sphere business. In the MSGE Distribution, stockholders of the Company received (a) one share of MSG Entertainment’s Class A common stock, par value $0.01 per share, for every share of the Company’s Class Common Stock held of record as of the close of business, New York City time on the Record Date, and (b) one share of MSG Entertainment’s Class B common stock, par value $0.01 per share, for every share of the Company’s Class B Common Stock, held of record as of the close of business, New York City time, on the Record Date. As of September 30, 2023, following the sales of portions of the MSGE Retained Interest and the repayment of the delayed draw term loan with MSG

Entertainment using a portion of the MSGE Retained Interest, the Company no longer held any of the outstanding common stock of MSG Entertainment.
As of April 20, 2023, the MSG Entertainment business met the criteria for discontinued operations and was classified as a discontinued operation. See Note 4. Discontinued Operations to the consolidated financial statements included in Item 8 of this Form 10-KT for further details regarding the MSGE Distribution.
Tao Group Hospitality Disposition
On May 3, 2023, the Company completed the sale of its 66.9% majority interest in Tao Group Hospitality to a subsidiary of Mohari Hospitality Limited, a global investment company focused on the luxury lifestyle and hospitality sectors.
Since March 31, 2023, the Tao Group Hospitality segment met the criteria for discontinued operations and was classified as a discontinued operation. See Note 4. Discontinued Operations to the consolidated financial statements included in Item 8 of this Form 10-KT for further details regarding the Tao Group Hospitality Disposition.
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
Change in Fiscal Year
On June 26, 2024, the Company’s Board of Directors approved a change in the Company’s fiscal year-end from June 30 to December 31, effective December 31, 2024, resulting in a six-month Transition Period from July 1, 2024 to December 31, 2024. Financial statements for the years ended June 30, 2024, 2023 and 2022 continue to be presented on the basis of our previous fiscal year-end.

Results of Operations
Comparison of the Six Months Ended December 31, 2024 versus the Six Months Ended December 31, 2023
Consolidated Results of Operations
The table below sets forth, for the periods presented, certain historical financial information.

	Six Months Ended December 31,		Change
	2024	2023	Amount	Percentage
Revenues	$536,203	$432,164	$104,039	24%
Direct operating expenses	(306,871)	(244,265)	(62,606)	(26)%
Selling, general and administrative expenses	(254,263)	(202,664)	(51,599)	(25)%
Depreciation and amortization	(165,232)	(94,290)	(70,942)	(75)%
Impairment and other losses, net	(65,233)	(115,738)	50,505	44%
Restructuring charges	(5,164)	(4,678)	(486)	(10)%
Operating loss	(260,560)	(229,471)	(31,089)	(14)%
Interest income	11,413	10,304	1,109	11%
Interest expense	(57,388)	(25,828)	(31,560)	(122)%
Other (expense) income, net	(44)	41,066	(41,110)	(100)%
Loss from operations before income taxes	(306,579)	(203,929)	(102,650)	(50)%
Income tax benefit	75,346	97,753	(22,407)	(23)%
Loss from continuing operations	(231,233)	(106,176)	(125,057)	(118)%
Loss from discontinued operations, net of taxes	—	(647)	647	100%
Net loss	(231,233)	(106,823)	(124,410)	(116)%
_________________
The following is a summary of changes in our segments’ operating results for the six months ended December 31, 2024 as compared to the six months ended December 31, 2023, which are discussed below under “Business Segment Results.”

Changes attributable to	Revenues	Direct operating expenses (a)	Selling, general and administrative expenses	Depreciation and amortization	Impairment and other losses, net	Restructuring charges	Operating (loss) income
Sphere segment	$120,514	$(59,971)	$(41,999)	$(70,419)	$111,705	$(456)	$59,374
MSG Networks segment	(16,475)	(2,635)	(9,600)	(523)	(61,200)	(30)	(90,463)
	$104,039	$(62,606)	$(51,599)	$(70,942)	$50,505	$(486)	$(31,089)
_________________
(a)     Components of Direct operating expenses are discussed below under “Business Segment Results”.
Depreciation and amortization
Depreciation and amortization for the six months ended December 31, 2024 increased $70,942, to $165,232 as compared to the six months ended December 31, 2023. Assets related to Sphere in Las Vegas were placed in service in September 2023. Accordingly, the current year period reflects a full six months of depreciation expense as compared to a partial period of depreciation expense in the prior year period.

Impairment and other losses, net
Impairment and other losses, net, were $65,233 for the six months ended December 31, 2024, as compared to $115,738 for the six months ended December 31, 2023. The current year period charge relates to (i) a $61,200 goodwill impairment charge for the MSG Networks reporting unit and (ii) fixed assets at Sphere Las Vegas that were removed from the venue and were impaired. The prior year period charges were primarily due to the Company’s decision in November 2023 to no longer pursue the development of a Sphere in the United Kingdom, which resulted in the recording of an impairment charge of $116,541 during that period.
Restructuring charges
For the six months ended December 31, 2024 and 2023, the Company recorded restructuring charges of $5,164 and $4,678, respectively, related to termination benefits provided for certain executives and employees.
Interest income
Interest income for the six months ended December 31, 2024 increased $1,109, as compared to the six months ended December 31, 2023, primarily due to higher average cash and cash equivalent balances.
Interest expense
Interest expense for the six months ended December 31, 2024 increased $31,560, as compared to the six months ended December 31, 2023 primarily due to (i) the Company discontinuing the capitalization of interest expense during the three months ended December 31, 2023 as assets were placed in service following the opening of Sphere in Las Vegas in September 2023 and (ii) interest expense on the 3.50% Convertible Senior Notes, which were issued in December 2023.
Other (expense) income, net
Other expense, net for the six months ended December 31, 2024, was $44, compared to other income, net of $41,066 in the prior period, which included a realized gain of $62,647 related to the settlement of litigation related to the Networks Merger, partially offset by a realized loss of $19,027 related to the sale of a portion of the MSGE Retained Interest in the corresponding prior year period.
Income taxes
Income tax benefit from continuing operations for the six months ended December 31, 2024 of $75,346 differs from income tax benefit derived from applying the statutory federal rate of 21% to the pretax loss primarily due to tax benefit of $14,403 related to state and local taxes, partially offset by tax expense of $4,706 related to nondeductible officers’ compensation.
Income tax benefit from continuing operations for the six months ended December 31, 2023 of $97,753 differs from income tax benefit derived from applying the statutory federal rate of 21% to the pretax loss primarily due to discrete items including tax benefit of $64,401 related to the state tax rate change used to measure the deferred taxes and income tax benefit of $15,655 related to the nontaxable gain on the repayment of all amounts outstanding under the delayed draw term loan facility (the “DDTL Facility”), partially offset by an increase in the foreign valuation allowance of $28,807.
See Note 18. Income Taxes to the consolidated financial statements included in Item 8 of this Form 10-KT for further details on the components of income tax and a reconciliation of the statutory federal rate to the effective tax rate.
Adjusted operating income (loss) (“AOI”)
The Company evaluates segment performance based on several factors, of which the key financial measure is adjusted operating income (loss), a non-GAAP financial measure. We define adjusted operating income (loss) as operating income (loss) excluding:
(i) depreciation, amortization and impairments of property and equipment, goodwill and intangible assets,
(ii) amortization for capitalized cloud computing arrangement costs,
(iii) share-based compensation expense,
(iv) restructuring charges or credits,
(v) merger, debt work-out, and acquisition-related costs, including merger-related litigation expenses, net of insurance recoveries,
(vi) gains or losses on sales or dispositions of businesses and associated settlements,
(vii) the impact of purchase accounting adjustments related to business acquisitions, and

(viii) gains and losses related to the remeasurement of liabilities under the Company’s Executive Deferred Compensation Plan.
See Note 20. Segment Information to the consolidated financial statements included in Item 8 of this Form 10-KT for further discussion on the definition of AOI.
The Company believes that the exclusion of share-based compensation expense or benefit allows investors to better track the performance of the Company’s business without regard to the settlement of an obligation that is not expected to be made in cash. The Company eliminates merger, debt work-out, and acquisition-related costs, including merger-related litigation expenses, net of insurance recoveries, when applicable, because the Company does not consider such costs to be indicative of the ongoing operating performance of the Company as they result from an event that is of a non-recurring nature, thereby enhancing comparability. In addition, management believes that the exclusion of gains and losses related to the remeasurement of liabilities under the Company’s Executive Deferred Compensation Plan provides investors with a clearer picture of the Company’s operating performance given that, in accordance with GAAP, gains and losses related to the remeasurement of liabilities under the Company’s Executive Deferred Compensation Plan are recognized in Operating income (loss) whereas gains and losses related to the remeasurement of the assets under the Company’s Executive Deferred Compensation Plan, which are equal to and therefore fully offset the gains and losses related to the remeasurement of liabilities, are recognized in Other (expense) income, net, which is not reflected in Operating income (loss).
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
AOI should be viewed as a supplement to and not a substitute for operating loss, net loss, cash flows from operating activities, and other measures of performance and/or liquidity presented in accordance with GAAP. Since AOI is not a measure of performance calculated in accordance with GAAP, this measure may not be comparable to similar measures with similar titles used by other companies. The Company has presented the components that reconcile operating income (loss), the most directly comparable GAAP financial measure, to AOI.
The following is a reconciliation of operating loss to adjusted operating income (loss):

	Six Months Ended December 31,		Change
	2024	2023	Amount	Percentage
Operating loss	$(260,560)	$(229,471)	$(31,089)	(14)%
Share-based compensation expense	33,394	16,799	16,595	99%
Depreciation and amortization	165,232	94,290	70,942	75%
Restructuring charges	5,164	4,678	486	10%
Impairment and other losses, net	65,233	115,738	(50,505)	(44)%
Merger, debt work-out, and acquisition-related costs, including merger-related litigation expenses, net of insurance recoveries	12,377	(8,663)	21,040	NM
Amortization for capitalized cloud computing costs	1,731	44	1,687	NM
Remeasurement of deferred compensation plan liabilities	91	138	(47)	(34)%
Adjusted operating income (loss)	$22,662	$(6,447)	$29,109	NM
_________________
NM — Absolute percentages greater than 200% and comparisons from positive to negative values or to zero values are considered not meaningful.
Adjusted operating income for the six months ended December 31, 2024 increased $29,109 to $22,662 as compared to adjusted operating loss for the six months ended December 31, 2023. The net increase was attributable to the following:

Six Months Ended December 31, 2024
Decrease in adjusted operating loss of the Sphere segment	$41,880
Decrease in adjusted operating income of the MSG Networks segment	(12,771)
$29,109

Business Segment Results
Sphere
The table below sets forth, for the periods presented, certain historical financial information and a reconciliation of operating loss to adjusted operating loss for the Company’s Sphere segment.

	Six Months Ended December 31,		Change
	2024	2023	Amount	Percentage
Revenues	$296,092	$175,578	120,514	69%
Direct operating expenses(a)	(135,114)	(75,143)	(59,971)	(80)%
Selling, general and administrative expenses	(223,953)	(181,954)	(41,999)	(23)%
Depreciation and amortization	(160,840)	(90,421)	(70,419)	(78)%
Impairment and other losses, net	(4,033)	(115,738)	111,705	97%
Restructuring charges	(5,134)	(4,678)	(456)	(10)%
Operating loss	$(232,982)	$(292,356)	$59,374	20%
Reconciliation to adjusted operating loss:
Share-based compensation expense	29,363	14,904	14,459
Depreciation and amortization	160,840	90,421	70,419
Restructuring charges	5,134	4,678	456
Impairment and other losses, net	4,033	115,738	(111,705)
Merger, debt work-out, and acquisition-related costs, including merger-related litigation expenses, net of insurance recoveries	4,843	(2,502)	7,345
Amortization for capitalized cloud computing costs	1,579	—	1,579
Remeasurement of deferred compensation plan liabilities	91	138	(47)
Adjusted operating loss	$(27,099)	$(68,979)	$41,880	61%
_________________
NM — Absolute percentages greater than 200% and comparisons from positive to negative values or to zero values are considered not meaningful.
(a) Direct operating expenses include Event-related expenses and Other direct operating expenses, as presented in Note 20. Segment Information to the consolidated financial statements included in Item 8 of this Form 10-KT.

Revenues
Revenues increased $120,514 from $175,578 for the six months ended December 31, 2023 to $296,092 for the six months ended December 31, 2024. The net increase was attributable to the following:

Six Months Ended December 31, 2024
Increase in revenues for The Sphere Experience	$64,742
Increase in event-related revenues	35,976
Increase in revenues from sponsorship, signage, Exosphere advertising, and suite license fee revenues	8,645
Other net increases	11,151
$120,514
On September 29, 2023, the Company opened Sphere in Las Vegas. As a result, the prior year period reflects operations beginning on that date while the current year period reflects a full six months of operations.
For the six months ended December 31, 2024, the increase in revenues for The Sphere Experience reflects revenues associated with 340 performances of The Sphere Experience featuring Postcard From Earth, and 57 performances of V-U2 An Immersive Concert Film, which debuted in September 2024, generating combined average revenues of approximately $398 per performance, as compared to 192 performances of The Sphere Experience featuring Postcard From Earth, generating average revenues of approximately $486 per performance in the prior year period.
For the six months ended December 31, 2024, the increase in event-related revenues reflects higher revenues from concerts, primarily due to a full six months of concerts held at Sphere in Las Vegas, and, to a lesser extent, revenues from two corporate takeovers and two marquee sporting events held at Sphere in Las Vegas during the current year period, as compared to approximately three months of concerts held at Sphere in Las Vegas and one marquee sporting event in the prior year period.

For the six months ended December 31, 2024, the increase in revenues from sponsorship, signage, Exosphere advertising and suite license fee revenues primarily reflects (i) higher Exosphere advertising revenues, primarily due to a full six months of campaigns in the current year period as compared to a partial period of activity in the prior year period as a result of the start of Exosphere campaigns in September 2023 and, to a lesser extent, (ii) higher sponsorship revenues due to increased sales of existing sponsorship inventory, and (iii) higher suite license fee revenues, primarily due to six months of venue operations in the current year period as compared to a partial period of activity in the prior year period as a result of the opening of Sphere in Las Vegas on September 29, 2023.

For the six months ended December 31, 2024, the increase in other revenues primarily reflects the impact of consolidating Holoplot’s results following its acquisition by the Company in April 2024 and, to a lesser extent, revenue related to the Company’s plans to bring the world’s second Sphere to Abu Dhabi, United Arab Emirates.
Direct operating expenses
Direct operating expenses increased $59,971 from $75,143 for the six months ended December 31, 2023 to $135,114 for the six months ended December 31, 2024. The net increase was primarily attributable to the following:

Six Months Ended December 31, 2024
Increase in direct operating expenses for The Sphere Experience	$25,551
Increase in venue operating expenses	16,161
Increase in event-related direct operating expenses	7,085
Increase in expenses from sponsorship, signage, Exosphere advertising, and suite license fees	2,473
Other net increases	8,701
$59,971
For the six months ended December 31, 2024, the increase in direct operating expenses for The Sphere Experience reflects expenses associated with 340 performances of The Sphere Experience featuring Postcard From Earth and 57 performances of V-U2 An Immersive Concert Film, which debuted in September 2024, equating to combined average direct operating expenses of approximately $139 per performance, as compared to 192 performances of The Sphere Experience featuring Postcard From Earth, equating to average direct operating expenses of approximately $155 per performance in the prior year period.

For the six months ended December 31, 2024, the increase in venue operating expenses reflects a full six months of venue operations in the current year period as compared to a partial period of activity in the prior year period as a result of the opening of Sphere in Las Vegas on September 29, 2023.

For the six months ended December 31, 2024, the increase in event-related direct operating expenses was primarily due to higher expenses from concerts, primarily due to an increase in the number of concerts held at Sphere in Las Vegas as compared to the prior year period, and, to a lesser extent, expenses from two marquee sporting event and two corporate event takeovers held at Sphere in Las Vegas during the current year period, as compared to one marquee sporting event in the prior year period.

For the six months ended December 31, 2024, the increase in direct operating expenses from sponsorship, signage, Exosphere advertising and suite license fees primarily reflects higher expenses related to advertising campaigns on the venue’s Exosphere, primarily due to a full six months of campaigns in the current year period as compared to a partial period of activity in the prior year period as a result of the start of Exosphere campaigns in September 2023.

For the six months ended December 31, 2024, the increase in other direct operating expenses primarily reflects the impact of consolidating Holoplot’s results following its acquisition by the Company in April 2024.

Selling, general and administrative expenses
Selling, general and administrative expenses increased $41,999, or 23%, for the six months ended December 31, 2024 to $223,953 as compared to the six months ended December 31, 2023. The increase was primarily due to (i) higher employee compensation and related benefits, including the impact of approximately $8,300 in executive management transition costs in the current year period as compared to approximately $1,200 of executive management transition costs in the prior year period, and, to a lesser extent, (ii) higher professional fees, including $4,843 of costs associated with MSG Networks’ pursuit of a work-out of its credit facilities and litigation-related expenses associated with the Networks Merger recorded in the current year period, as well as (iii) other net cost increases.
Depreciation and amortization
Depreciation and amortization for the six months ended December 31, 2024 increased $70,419, to $160,840 as compared to the six months ended December 31, 2023. Assets related to Sphere in Las Vegas were placed in service in September 2023. Accordingly, the current year period reflects a full six months of expense as compared to a partial period of expense in the prior year period.
Impairment and other losses, net
For the six months ended December 31,2024 and 2023, the Company recorded impairment and other losses, net, of $4,033 and $115,738 respectively. The current year six-month period charge relates to fixed assets at Sphere in Las Vegas that were removed from the venue and were impaired. The prior year six-month period charge relates to Company’s decision in November 2023 to no longer pursue the development of a Sphere in the United Kingdom.
Restructuring charges
For the six months ended December 31, 2024 and 2023, the Company recorded restructuring charges of $5,134 and $4,678, respectively, related to termination benefits provided for certain executives and employees.
Operating loss
Operating loss for the six months ended December 31, 2024 improved $59,374 to $232,982 as compared to an operating loss of $292,356 for the six months ended December 31, 2023, primarily due to an increase in revenues and a decrease in impairment and other losses, partially offset by an increase in depreciation and amortization, direct operating expenses, and selling, general and administrative expenses.
Adjusted operating loss
Adjusted operating loss for the six months ended December 31, 2024 improved $41,880 to $27,099 as compared to the six months ended December 31, 2023, primarily due to an increase in revenues, partially offset by an increase in direct operating expenses and selling, general and administrative expenses (excluding share-based compensation expense and merger, debt work-out, and acquisition-related costs, including merger-related litigation expenses, net of insurance recoveries).

MSG Networks
The tables below set forth, for the periods presented, certain historical financial information and a reconciliation of operating income to adjusted operating income for the Company’s MSG Networks segment.

	Six Months Ended December 31,		Change
	2024	2023	Amount	Percentage
Revenues	$240,111	$256,586	$(16,475)	(6)%
Direct operating expenses(a)	(171,757)	(169,122)	(2,635)	(2)%
Selling, general and administrative expenses	(30,310)	(20,710)	(9,600)	(46)%
Depreciation and amortization	(4,392)	(3,869)	(523)	(14)%
Impairment and other losses, net	(61,200)	—	(61,200)	NM
Restructuring charges	(30)	—	(30)	NM
Operating income	$(27,578)	$62,885	$(90,463)	NM
Reconciliation to adjusted operating income:
Share-based compensation expense	4,031	1,895	2,136
Depreciation and amortization	4,392	3,869	523
Restructuring charges	30	—	30
Impairment and other losses, net	61,200	—	61,200
Merger, debt work-out, and acquisition-related costs, including merger-related litigation expenses, net of insurance recoveries	7,534	(6,161)	13,695
Amortization for capitalized cloud computing costs	152	44	108
Adjusted operating income	$49,761	$62,532	$(12,771)	(20)%
_________________
NM — Absolute percentages greater than 200% and comparisons from positive to negative values or to zero values are considered not meaningful.
(a) Direct operating expenses include Rights fees and Other programming and production costs, as presented in Note 20. Segment Information.
Revenues
Revenues for the six months ended December 31, 2024 decreased $16,475, or 6%, to $240,111 as compared to the six months ended December 31, 2023. The changes in revenues were attributable to the following:

Six Months Ended December 31, 2024
Decrease in distribution revenue	$(17,965)
Increase in advertising revenue	1,705
Other net decreases	(215)
$(16,475)
In June 2023, MSG Networks introduced MSG+, a DTC and authenticated streaming product, which allows subscribers to access MSG Network and MSG Sportsnet as well as on demand content across various devices. As of October 2024, MSG+ is included in the Gotham Sports streaming product launched as part of MSG Networks’ joint venture with YES. MSG+ is available on a free, authenticated basis to subscribers of participating Distributors (including all of MSG Networks’ major Distributors), as well as for purchase by viewers on a DTC basis through monthly and annual subscriptions, as well as single game purchases. As a result, (i) distribution revenue as presented above includes both affiliation fee revenue earned from Distributors for the right to carry the Company’s networks as well as revenue earned from subscriptions and single game purchases on MSG+; (ii) advertising revenue as presented above includes the impact of MSG+ advertising revenue; and (iii) total subscribers as discussed below includes both subscribers of Distributors as well as monthly and annual subscribers of MSG+.
For the six months ended December 31, 2024, distribution revenue decreased $17,965, primarily due to a decrease in total subscribers of approximately 12.5%, partially offset by the impact of higher affiliation rates in the current year period.
Effective December 31, 2024, Altice’s license to carry MSG Networks expired and MSG Networks was not carried by Altice from January 1, 2025 through February 21, 2025. On February 22, 2025, MSG Networks reached a new multi-year agreement with Altice to resume carriage of MSG Networks’ programming. As a result, results for the three months ended March 31, 2025 will reflect the absence of revenues from Altice during the non-carriage period.

MSG Networks has experienced significant ongoing subscriber declines and is expected to continue to experience significant subscriber declines in the future, which is expected to result in reductions in MSG Networks’ revenue, operating income and AOI in future periods.
Direct operating expenses
For the six months ended December 31, 2024, direct operating expenses increased $2,635, or 2%, to $171,757 as compared to the six months ended December 31, 2023. The changes were attributable to the following:

Six Months Ended December 31, 2024
Increase in other programming and production costs	$1,719
Increase in rights fees expense	916
$2,635
For the six months ended December 31, 2024, other programming and production costs increased $1,719 primarily due to the impact of MSG+ in the current year period.
For the six months ended December 31, 2024, right fees expense increased $916 primarily due to the impact of annual contractual rate increases, partially offset by the net impact of reductions resulting from fewer NBA and NHL games made available to MSG Networks for exclusive broadcast.
Selling, general and administrative expenses
For the six months ended December 31, 2024, selling, general and administrative expenses increased $9,600, to $30,310 as compared to the six months ended December 31, 2023 primarily due to (i) higher professional fees of $13,207, mainly reflecting costs recorded in the current year period associated with pursuing a work-out of the MSG Networks Credit Facilities with its syndicate of lenders and the absence of litigation-related insurance recoveries associated with the Networks Merger recorded in the prior year period, (ii) higher employee compensation and related benefits of $2,387, partially offset by (iii) lower advertising and marketing costs of $2,668 and (iv) other cost decreases.
Impairment and other losses, net
Impairment and other losses, net increased by $61,200 for the six months ended December 31, 2024. The increase is due to a goodwill impairment charge for the MSG Networks reporting unit recorded during the six months ended December 31, 2024.
Operating income
For the six months ended December 31, 2024, operating income decreased $90,463, to an operating loss of $27,578 as compared to the six months ended December 31, 2023. The decrease in operating income was primarily due to an increase in impairment and other losses, net, and, to a lesser extent, a decrease in revenues, an increase in selling, general and administrative expenses, and to a lesser extent, an increase in direct operating expenses.
Adjusted operating income
For the six months ended December 31, 2024, adjusted operating income decreased $12,771, or 20%, to $49,761 as compared to the six months ended December 31, 2023, primarily due to the decrease in revenues and to a lesser extent, an increase in direct operating expenses, partially offset by a decrease in selling, general and administrative expenses (excluding share-based compensation expense and merger, debt work-out, and acquisition-related costs, including merger-related litigation expenses, net of insurance recoveries).

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
Depreciation and amortization
Depreciation and amortization for Fiscal Year 2024 increased $225,778 to $256,494 as compared to Fiscal Year 2023 primarily due to assets related to Sphere in Las Vegas that were placed in service during the first quarter of Fiscal Year 2024.
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
Interest expense
Interest expense for Fiscal Year 2024 increased $79,868, as compared to the prior year primarily due to (i) the Company discontinuing the capitalization of interest expense during the second quarter of Fiscal Year 2024 as assets were placed in service following the opening of Sphere in Las Vegas in September 2023 and (ii) interest expense on the 3.50% Convertible Senior Notes, which were issued in December 2023.
Other income, net
Other income, net for Fiscal Year 2024, was $35,197, primarily due to a realized gain of $62,647 related to the settlement of litigation related to the Networks Merger, partially offset by a realized loss of $19,027 related to the sale of the remaining portion of the MSGE Retained Interest during the first quarter of Fiscal Year 2024, as compared to Other income, net $536,887 in the prior year, related to unrealized gains of $341,039 and realized gains of $204,676 associated with the Company’s partial sale of the MSGE Retained Interest.
Income taxes
Income tax benefit from continuing operations for Fiscal Year 2024 of $135,592 differs from income tax benefit derived from applying the statutory federal rate of 21% to the pretax loss primarily due to (i) tax benefit of $60,877 related to the state rate change used to measure the deferred taxes, (ii) income tax benefit of $13,757 related to the nontaxable gain on the repayment of all amounts outstanding under the DDTL Facility, and (iii) tax benefit of $13,337 related to state and local taxes, partially offset by tax expense of $29,189 related to an increase in the valuation allowance.
Income tax expense from continuing operations for Fiscal Year 2023 of $103,403 differs from income tax expense derived from applying the statutory federal rate of 21% to the pretax income primarily due to (i) tax expense of $35,656 related to state and local taxes, (ii) tax expense of $4,814 related to nondeductible officers’ compensation, and (iii) tax expense related to excess share-based compensation expense of $4,678, partially offset by a decrease in the valuation allowance of $2,053.
See Note 18. Income Taxes to the consolidated financial statements included in Item 8 of this Form 10-KT for further details on the components of income tax and a reconciliation of the statutory federal rate to the effective tax rate.
Adjusted operating income
The following is a reconciliation of operating loss to adjusted operating income (loss):

	Years Ended June 30,		Change
	2024	2023	Amount	Percentage
Operating loss	$(341,241)	$(273,042)	$(68,199)	(25)%
Share-based compensation expense (a)	46,844	42,607	4,237
Depreciation and amortization	256,494	30,716	225,778
Restructuring charges	9,486	27,924	(18,438)
Impairment and other losses (gains), net	121,473	(6,120)	127,593
Merger, debt work-out, and acquisition-related costs, including merger-related litigation expenses, net of insurance recoveries	(12,718)	55,047	(67,765)
Amortization for capitalized cloud computing costs	87	161	(74)
Remeasurement of deferred compensation plan liabilities	306	187	119
Adjusted operating income (loss)	$80,731	$(122,520)	$203,251	NM

NM — Absolute percentages greater than 200% and comparisons from positive to negative values or to zero values are considered not meaningful.
(a)For periods through the MSGE Distribution, share-based compensation expense includes expenses related to corporate employees that the Company does not expect to incur in future periods, but which do not meet the criteria for inclusion in discontinued operations.

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

	Years Ended June 30,		Change
	2024	2023	Amount	Percentage
Revenues	$497,159	$2,610	$494,549	NM
Direct operating expenses	(205,307)	(5,545)	(199,762)	NM
Selling, general and administrative expenses	(393,039)	(325,660)	(67,379)	(21)%
Depreciation and amortization	(248,248)	(24,048)	(224,200)	NM
Impairment and other (losses) gains, net	(121,473)	6,229	(127,702)	NM
Restructuring charges	(9,476)	(23,136)	13,660	59%
Operating loss	$(480,384)	$(369,550)	$(110,834)	(30)%
Reconciliation to adjusted operating loss:
Share-based compensation expense	40,514	36,188	4,326
Depreciation and amortization	248,248	24,048	224,200
Restructuring charges	9,476	23,136	(13,660)
Impairment and other losses (gains), net	121,473	(6,229)	127,702
Merger, debt work-out, and acquisition-related costs, including merger-related litigation expenses, net of insurance recoveries	(1,176)	(189)	(987)
Remeasurement of deferred compensation plan liabilities	306	187	119
Adjusted operating loss	$(61,543)	$(292,409)	$230,866	79%
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
Operating loss
Operating loss for Fiscal Year 2024 increased $110,834 to $480,384 as compared to an operating loss of $369,550 in Fiscal Year 2023. The increased operating loss was primarily due to the increase in direct operating expenses, selling, general and administrative expenses, higher depreciation and amortization, and an increase in impairment and other losses, net, partially offset by an increase in revenues and a decrease in restructuring charges.
Adjusted operating loss
Adjusted operating loss for Fiscal Year 2024 decreased $230,866 to $61,543 as compared to Fiscal Year 2023. The decreased adjusted operating loss was primarily due to an increase in revenues, partially offset by an increase in direct operating expenses and selling, general and administrative expenses (excluding share-based compensation expense and merger, debt work-out, and acquisition-related costs, including merger-related litigation expenses, net of insurance recoveries).

MSG Networks
The tables below set forth, for the periods presented, certain historical financial information and a reconciliation of operating income to adjusted operating income for the Company’s MSG Networks segment.

	Years Ended June 30,		Change
	2024	2023	Amount	Percentage
Revenues	$529,730	$571,221	$(41,491)	(7)%
Direct operating expenses	(342,517)	(336,666)	(5,851)	(2)%
Selling, general and administrative expenses (a)	(39,814)	(126,482)	86,668	69%
Depreciation and amortization	(8,246)	(6,668)	(1,578)	(24)%
Impairment and other losses, net	—	(109)	109	NM
Restructuring charges	(10)	(4,788)	4,778	100%
Operating income	$139,143	$96,508	$42,635	44%
Reconciliation to adjusted operating income:
Share-based compensation expense	6,330	6,419	(89)
Depreciation and amortization	8,246	6,668	1,578
Restructuring charges	10	4,788	(4,778)
Impairment and other losses, net	—	109	(109)
Merger, debt work-out, and acquisition-related costs, including merger-related litigation expenses, net of insurance recoveries	(11,542)	55,236	(66,778)
Amortization for capitalized cloud computing costs	87	161	(74)
Adjusted operating income	$142,274	$169,889	$(27,615)	(16)%
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
Adjusted operating income
For Fiscal Year 2024, adjusted operating income decreased $27,615, or 16%, to $142,274 as compared to the prior year, primarily due to the decrease in revenues and, to a lesser extent, the increase in direct operating expenses, partially offset by the decrease in selling, general and administrative expenses (excluding share-based compensation expense and merger, debt work-out, and acquisition-related costs, including merger-related litigation expenses, net of insurance recoveries).
Comparison of the Fiscal Year Ended June 30, 2023 versus the Fiscal Year Ended June 30, 2022
Analysis of our results of operations for Fiscal Year 2023, including a comparison of Fiscal Year 2023 to Fiscal Year 2022, is included in “Part II — Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations” of the Company’s Annual Report on Form 10-K for Fiscal Year 2023, filed on August 22, 2023.

Liquidity and Capital Resources
Sources and Uses of Liquidity
As of December 31, 2024, the Company’s unrestricted cash and cash equivalents balance was $501,954, as compared to $539,630 as of September 30, 2024. Included in unrestricted cash and cash equivalents as of December 31, 2024 was (1) $225,329 in advance cash proceeds primarily from ticket sales, a portion of which the Company expects to pay to artists and promoters, and (2) $103,591 of cash and cash equivalents at MSG Networks, which were not available for distribution to the Company in order to maintain compliance with the Forbearance Agreement. On February 4, 2025, MSGN L.P. made a $25,000 principal repayment on the MSGN Term Loan Facility (using cash on hand at MSGN L.P.). For the avoidance of doubt, cash and cash equivalents at MSG Networks remain available to be used in connection with the work-out of the MSGN Term Loan Facility as discussed below. In addition, as of December 31, 2024, the Company had $421,976 of accounts payable, accrued and other current liabilities, including $142,989 of capital expenditure accruals primarily related to Sphere construction (a significant portion of which is in dispute and which the Company does not expect to pay).
Our primary sources of liquidity are cash and cash equivalents and cash flows from the operations of our businesses. The Company’s uses of cash over the next 12 months beyond the issuance date of the accompanying consolidated financial statements included in Item 8 of this Form 10-KT (the “issuance date”) and thereafter are expected to be substantial and include working capital-related items (including funding our operations), capital spending (including the creation of additional original content for Sphere), required debt service payments, payments we expect MSG Networks to make if it is successful in working out its indebtedness, and investments and related loans and advances that we may fund from time to time. We may also use cash to repurchase our common stock. Our decisions as to the use of our available liquidity will be based upon the ongoing review of the funding needs of our businesses, the optimal allocation of cash resources, and the timing of cash flow generation. To the extent that we desire to access alternative sources of funding through the capital and credit markets, market conditions could adversely impact our ability to do so at that time.
Our ability to have sufficient liquidity to fund our operations and refinance our indebtedness is dependent on the ability of Sphere to generate significant positive cash flow. Although Sphere has been embraced by guests, artists, promoters, advertisers and marketing partners, and we anticipate that Sphere will generate substantial revenue and adjusted operating income on an annual basis over time, there can be no assurance that guests, artists, promoters, advertisers and marketing partners will continue to embrace this platform. Original immersive productions, such as Postcard From Earth and V-U2 An Immersive Concert Film, have not been previously pursued on the scale of Sphere, which increases the uncertainty of our operating expectations. To the extent that our efforts do not result in viable shows, or to the extent that any such productions do not achieve expected levels of popularity among audiences, we may not generate the cash flows from operations necessary to fund our operations. To the extent we do not realize expected cash flows from operations from Sphere, we would have to take several actions to improve our financial flexibility and preserve liquidity, including significant reductions in both labor and non-labor expenses as well as reductions and/or deferrals in capital spending. Therefore, while we currently believe we will have sufficient liquidity from cash and cash equivalents and cash flows from operations (including expected cash flows from operations from Sphere) to fund our operations, no assurance can be provided that our liquidity will be sufficient in the event any of the preceding uncertainties facing Sphere are realized over the next 12 months beyond the issuance date. See “Part I —Item 1A. Risk Factors — Risks Related to Our Indebtedness, Financial Condition, and Internal Control — We Have Substantial Indebtedness and Are Highly Leveraged, Which Could Adversely Affect Our Business.”
The principal balance of the Company’s total debt outstanding as of December 31, 2024 was $1,362,875, including $829,125 of debt under the MSGN Term Loan Facility which matured without repayment on October 11, 2024, and is classified as short-term on the consolidated balance sheets. In anticipation of the Maturity Date, MSG Networks began to pursue a refinancing of its Term Loan through a work-out with its syndicate of lenders. An event of default occurred under the MSGN Credit Agreement due to MSGN L.P.’s failure to make payment on the outstanding principal amount on the Maturity Date, and on October 11, 2024, MSGN L.P. and the MSGN Guarantors (as defined below) entered into a Forbearance Agreement with JPMorgan Chase Bank, N.A., as administrative agent, and the Supporting Lenders under the MSG Networks Credit Facilities. Subject to the terms of the Forbearance Agreement, the Supporting Lenders agreed to forbear, during the Forbearance Period, from exercising certain of their available remedies under the MSGN Credit Agreement with respect to or arising out of MSGN L.P.’s failure to make payment on the outstanding principal amount under the MSGN Term Loan Facility on the Maturity Date. The Forbearance Period under the Forbearance Agreement was initially scheduled to expire on November 8, 2024, and has been extended to expire on the earlier to occur of (a) March 26, 2025, or such later date agreed to by MSGN L.P. and the Supporting Lenders that hold a majority in principal amount of term loans held by all Supporting Lenders under the MSGN Term Loan Facility, and (b) the date on which any Termination Event (as defined in the Forbearance Agreement) occurs. On February 4, 2025, MSGN L.P. made a $25,000 principal repayment on the MSGN Term Loan Facility (using cash on hand at MSGN L.P.), which reduced the principal balance under the MSGN Term Loan Facility to approximately $804,125. See Note 14. Credit Facilities and Convertible Notes to the

consolidated financial statements included in Item 8 of this Form 10-KT.
MSG Networks will be unable to settle the remaining outstanding principal amount under the MSG Networks Credit Facilities prior to the expiration of the Forbearance Period. As disclosed in Note 14. Credit Facilities and Convertible Notes to the consolidated financial statements included in Item 8 of this Form 10-KT, all of the outstanding principal amount under the MSG Networks Credit Facilities is guaranteed by the MSGN Guarantors and secured by the MSGN Collateral (each as defined below). In the event MSG Networks is unable to successfully refinance or achieve a work-out of the MSGN Term Loan Facility prior to the end of the Forbearance Period (subject to any extensions thereof), the lenders could exercise their remedies under the MSGN Credit Agreement, which would include, but not be limited to, foreclosing on the MSGN Collateral. If MSG Networks is not able to achieve a refinancing or work-out of its indebtedness, the Company believes it is probable that MSG Networks Inc. and/or its subsidiaries would seek bankruptcy protection or the lenders would foreclose on the MSGN Collateral.
In the event of an MSG Networks bankruptcy, the MSG Networks entities whose operations represent the entirety of our MSG Networks segment, would be deconsolidated from our consolidated financial statements effective as of the bankruptcy filing date. See “Part I —Item 1A. Risk Factors — Risks Related to Our Indebtedness, Financial Condition, and Internal Control —If MSG Networks Is Unable to Achieve a Refinancing or Work-Out of the MSGN Term Loan Facility, the Lenders Could Foreclose Upon the MSG Networks Business.” In the event of bankruptcy proceedings, MSG Networks Inc. and/or its subsidiaries (and in certain circumstances, its creditors) may elect to investigate and potentially assert claims against the Company and certain of its directors and officers, including for potential claims related to fraudulent transfers, unlawful distributions and payments, veil piercing, alter ego theories, breaches of contracts and unjust enrichment. If such claims are brought, the claimants could seek, among other relief, avoidance of alleged fraudulent transfers and/or unlawful distributions, and monetary damages. In addition, the Company’s stockholders may assert claims against the Company and its directors and officers for breaches of fiduciary duties relating to the Company’s ownership of MSG Networks Inc. and its subsidiaries. Further, the Company would incur legal fees and other expenses in connection with defending any claims. The ultimate court-approved structure and organization of MSG Networks post-bankruptcy could also result in adverse tax consequences to the Company, including the loss of NOLs as a result of any debt extinguishment. Sphere Entertainment Co., Sphere Entertainment Group and the subsidiaries of Sphere Entertainment Group (collectively, the “Non-Credit Parties”) are not legally obligated to fund the outstanding amounts under the MSG Networks Credit Facilities, nor are the assets of the Non-Credit Parties pledged as security under the MSG Networks Credit Facilities. In the event of an exercise of post-default rights and remedies, the Company believes the lenders would have no remedies or recourse against the Non-Credit Parties pursuant to the terms of the MSGN Credit Agreement. In the absence of a refinancing or the achievement of a work-out, management believes it is probable that MSG Networks Inc. and/or its subsidiaries will seek bankruptcy protection or the lenders would foreclose on the MSGN Collateral. While this condition raises substantial doubt about the Company’s ability to continue as a going concern, for the reasons stated above, we have concluded that our plans have effectively alleviated substantial doubt about the Company’s ability to continue as a going concern as of the issuance date.
See Note 14. Credit Facilities and Convertible Notes to the consolidated financial statements included in Item 8 of this Form 10-KT for a discussion of the MSG Networks Credit Facilities, the LV Sphere Term Loan Facility and the 3.50% Convertible Senior Notes.
For additional information regarding the Company’s capital expenditures, including those related to Sphere in Las Vegas, see Note 20. Segment Information to the consolidated financial statements included in Item 8 of this Form 10-KT.
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

Sphere
The Company opened Sphere in Las Vegas in September 2023. See “Part I — Item 1. Our Business — Sphere” in this Form 10-KT. The venue has a number of revenue streams, including The Sphere Experience (which includes original immersive productions), advertising and marketing partnerships, and concert residencies, corporate and marquee sporting events, each of which the Company expects to become significant over time. As a result, we anticipate that Sphere in Las Vegas will generate substantial revenue and adjusted operating income on an annual basis over time.
In October 2024, the Company and DCT Abu Dhabi announced that they will work together to bring the world’s second Sphere to Abu Dhabi, United Arab Emirates. Under the terms of the partnership, which is subject to finalization of definitive agreements, the Company receives a franchise initiation fee (a portion of which has been received) in connection with providing DCT Abu Dhabi the right to utilize our proprietary designs, technology, and intellectual property in building the venue. Construction will be funded by DCT Abu Dhabi, with the Company’s team of experts providing services related to development, construction, and pre-opening of the venue. Following the venue’s opening, the Company plans to maintain ongoing arrangements with DCT Abu Dhabi that are expected to include annual fees for creative and artistic content licensed by the Company, such as Sphere Experiences; use of Sphere’s brand, patents, proprietary technology, and intellectual property; and operational services related to venue operations and technology, as well as commercial and strategic advisory support.
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
We will continue to explore additional domestic and international markets where we believe Sphere venues can be successful. The Company’s intention for any future venues is to utilize several options, such as joint ventures, equity partners, a managed venue or franchise model and non-recourse debt financing.
Financing Agreements
See Note 14. Credit Facilities and Convertible Notes to the consolidated financial statements included in Item 8 of this Form 10-KT for discussions of the Company’s debt obligations and various financing arrangements.
MSG Networks Credit Facilities
General. In September 2019, MSGN L.P., MSGN Eden, LLC, an indirect subsidiary of the Company and the general partner of MSGN L.P., Regional MSGN Holdings LLC, an indirect subsidiary of the Company and the limited partner of MSGN L.P. (collectively with MSGN Eden, LLC, the “MSGN Holdings Entities”), and certain subsidiaries of MSGN L.P. entered into the MSGN Credit Agreement providing for the MSG Networks Credit Facilities, which initially consisted of: (i) the $1,100,000 MSGN Term Loan Facility and (ii) the $250,000 MSGN Revolving Credit Facility, each with a term of five years.
The MSGN Credit Agreement matured on October 11, 2024. On the Maturity Date, MSGN L.P. failed to repay the principal amount of $829,125 outstanding under the MSGN Term Loan Facility and an event of default occurred pursuant to the MSGN Credit Agreement. On the Maturity Date, all revolving credit commitments under the MSGN Revolving Credit Facility terminated.
On October 11, 2024, MSGN L.P. entered into the Forbearance Agreement by and among MSGN L.P., the guarantors identified therein, JPMorgan Chase Bank, N.A., as administrative agent, and the Supporting Lenders under the MSG Networks Credit Facilities. Subject to the terms of the Forbearance Agreement, the Supporting Lenders agreed to forbear, during the Forbearance Period, from exercising certain of their available remedies under the MSGN Credit Agreement with respect to or arising out of MSGN L.P.’s failure to make payment on the outstanding principal amount under the MSGN Term Loan Facility on the Maturity Date.
The Forbearance Period under the Forbearance Agreement was initially scheduled to expire on November 8, 2024, and has been extended to expire on the earlier to occur of (a) March 26, 2025, or such later date agreed to by MSGN L.P. and the Supporting Lenders that hold a majority in principal amount of term loans held by all Supporting Lenders under the MSGN Term Loan Facility and (b) the date on which any Termination Event (as defined in the Forbearance Agreement) occurs. On February 4, 2025, MSGN L.P. made a $25,000 principal repayment on the MSGN Term Loan Facility (using cash on hand at MSGN L.P.), which reduced the principal balance under the MSGN Term Loan Facility to approximately $804,125.
Interest Rates. During the Forbearance Period, interest on all outstanding obligations under the MSGN Term Loan Facility, including the unpaid principal amount of the term loan, accrue at the default rate consisting of (i) adjusted Term SOFR (i.e., Term SOFR plus 0.10%) plus an additional rate ranging from 1.25% to 2.25% per annum (determined based on a total leverage ratio), plus (ii) the additional rate of 2.00% per annum. The default rate on the MSGN Term Loan Facility as of December 31, 2024 was 8.44%.
Covenants. All borrowings under the MSGN Credit Agreement are subject to the satisfaction of customary conditions, including absence of a default and accuracy of representations and warranties. The MSGN Credit Agreement generally requires the MSGN Holdings Entities and MSGN L.P. and its restricted subsidiaries on a consolidated basis to comply with a maximum total leverage ratio of 5.50:1.00, subject, at the option of MSGN L.P. to an upward adjustment to 6.00:1.00 during the continuance of certain events. In addition, the MSGN Credit Agreement requires a minimum interest coverage ratio of 2.00:1.00 for the MSGN Holdings Entities and MSGN L.P. and its restricted subsidiaries on a consolidated basis. Compliance with the financial covenants is tested on the date that MSGN L.P. delivers financial statements for the relevant period to the lenders, which financial statements are due by April 30, 2025 for the period ended December 31, 2024 (or such later date as agreed among the parties). Upon delivery of such financial statements, the MSGN Holdings Entities and MSGN L.P. and its restricted subsidiaries would not be able to show compliance with the financial covenants as of December 31, 2024. MSG Networks anticipates seeking a waiver from the lenders prior to April 30, 2025 (or such later date as agreed among the parties).

Effective February 4, 2025, the Forbearance Agreement also contains covenants that require MSGN Holdings Entities and MSGN L.P. and its restricted subsidiaries to hold an amount of cash in accounts subject to a control agreement in favor of the administrative agent as of the close of business of each Test Date (as defined in the Forbearance Agreement to include each Friday between February 4, 2025 and March 21, 2025 with an additional Test Date on March 26, 2025) that is equal to or more than the corresponding Minimum Liquidity Amount set forth in the Forbearance Agreement for such Test Date. As of February 28, 2025, the MSGN Holdings Entities were in compliance with the Minimum Liquidity Amount covenant set forth in the Forbearance Agreement.
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
LV Sphere Term Loan Facility
General. On December 22, 2022, MSG LV, an indirect, wholly-owned subsidiary of the Company, entered into a credit agreement with JP Morgan Chase Bank, N.A., as administrative agent and the lenders party thereto, providing for the LV Sphere Term Loan Facility, a five-year, $275,000 senior secured term loan facility.
Interest Rates. Borrowings under the LV Sphere Term Loan Facility bear interest at a floating rate, which at the option of MSG LV may be either (i) a base rate plus a margin of 3.375% per annum or (ii) adjusted Term SOFR (i.e., Term SOFR plus 0.10%) plus a margin of 4.375% per annum. The interest rate on the LV Sphere Term Loan Facility as of December 31, 2024 was 8.85%.
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
Covenants. The LV Sphere Term Loan Facility and related guaranty by Sphere Entertainment Group include financial covenants requiring MSG LV to maintain a specified minimum debt service coverage ratio and requiring Sphere Entertainment Group to maintain a specified minimum liquidity level. The debt service coverage ratio covenant began testing in the fiscal quarter ended

December 31, 2023 on a historical basis and on a prospective basis. Both the historical and prospective debt service coverage ratios are required to be at least 1.35:1.00. As of December 31, 2024, the historical and prospective debt service coverage ratios were 7.16:1.00 and 11.21:1.00, respectively. In addition, among other conditions, MSG LV is not permitted to make distributions to Sphere Entertainment Group unless the historical and prospective debt service coverage ratios are at least 1.50:1.00. The minimum liquidity level for Sphere Entertainment Group is set at $50,000, with $25,000 required to be held in cash or cash equivalents, and is tested as of the last day of each fiscal quarter based on Sphere Entertainment Group’s unencumbered liquidity, consisting of cash and cash equivalents and available lines of credit, as of such date.
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
3.50% Convertible Senior Notes

On December 8, 2023, the Company completed the offering of $258,750 in aggregate principal amount of its 3.50% Convertible Senior Notes, which amount includes the full exercise of the initial purchasers’ option to purchase additional 3.50% Convertible Senior Notes.

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
On December 8, 2023, the Company entered into the Indenture with U.S. Bank Trust Company, National Association, as trustee (the “Trustee”), relating to the 3.50% Convertible Senior Notes. The 3.50% Convertible Senior Notes constitute a senior general unsecured obligation of the Company.
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

Cash Flow Discussion
As of December 31, 2024, cash, cash equivalents and restricted cash totaled $515,633, as compared to $573,233 as of June 30, 2024 and $429,114 as of June 30, 2023. The following table summarizes the Company’s cash flow activities for the six months ended December 31, 2024 and December 31, 2023 and years ended June 30, 2024, 2023 and 2022:

	Six Months Ended December 31,		Years Ended June 30,
	2024	(Unaudited) 2023	2024	2023	2022
Net cash provided by (used in) operating activities	$40,827	$(48,238)	$(19,658)	$153,591	$141,340
Net cash (used in) provided by investing activities	(60,156)	973	(45,183)	(653,923)	(804,164)
Net cash (used in) provided by financing activities	(37,926)	245,973	209,731	85,542	(30,392)
Effect of exchange rates on cash, cash equivalents and restricted cash	(345)	5	(771)	(2,106)	(750)
Net (decrease) increase in cash, cash equivalents and restricted cash	$(57,600)	$198,713	$144,119	$(416,896)	$(693,966)
Operating Activities
Net cash provided by operating activities for the six months ended December 31, 2024 increased by $89,065 to $40,827 as compared to the six months ended December 31, 2023, primarily due to an increase in cash collections from customers and related parties due to timing and the overall growth and seasonality of the Sphere business and its related product offerings, and to a lesser extent the timing of payments made to third parties. These increases were partially offset by a larger net loss in the current year period driven by higher direct operating expenses and selling, general, and administrative expenses. Refer to “—Business Segment Results” for further detail.
Investing Activities
Net cash used in investing activities for the six months ended December 31, 2024 increased by $61,129 to $60,156 as compared to the six months ended December 31, 2023, primarily due to the absence of proceeds of $256,501 from the sale of MSGE Retained Interest received in the corresponding prior year period, partially offset by a decrease in capital expenditures for Sphere in Las Vegas after the assets were placed in service during the three months ended September 30, 2023.
Financing Activities
Net cash used in financing activities for the six months ended December 31, 2024 increased by $283,899 to $37,926 as compared to the six months ended December 31, 2023, primarily due to the absence of proceeds of $251,634 from the issuance of 3.50% Convertible Senior Notes and $65,000 from the DDTL Facility in the corresponding prior year period, partially offset by a decrease in principal repayments of debt.
Contractual Obligations
As of December 31, 2024, the approximate future payments under our contractual obligations were as follows:

	Payments Due by Period (c)
	Total	Year 1	Years 2-3	Years 4-5	More Than 5 Years
Leases (a)	$188,489	$20,322	$30,976	$30,985	$106,206
Debt repayments (b)	1,362,875	829,125	275,000	258,750	—
Total future payments under contractual obligations	$1,551,364	$849,447	$305,976	$289,735	$106,206
_________________
(a)    Includes contractually obligated minimum lease payments for operating leases having an initial noncancellable term in excess of one year for various office space and equipment. These commitments are presented exclusive of the imputed interest used to reflect the payment’s present value. See Note 11. Leases to the consolidated financial statements included in Item 8 of this Form 10-KT for more information.
(b)    See Note 14. Credit Facilities and Convertible Notes to the consolidated financial statements included in Item 8 of this Form 10-KT for more information surrounding the principal repayments required under the credit agreements.
(c)    Pension obligations have been excluded from the table above as the timing of the future cash payments is uncertain. See Note 15. Pension Plans and Other Postretirement Benefit Plan to the consolidated financial statements included in Item 8 of this Form 10-KT for more information on the future funding requirements under our pension obligations.

Off Balance Sheet Arrangements
As of December 31, 2024, the Company has the following off balance sheet arrangements:

	Commitments
	December 31, 2025	December 31, 2026	December 31, 2027	December 31, 2028	December 31, 2029	Thereafter	Total
Sphere
Event-related commitments	$41,227	$17,235	$15,000	$—	$—	$—	$73,462
Letter of credit	899	—	—	—	—	—	899
Other	2,000	2,000	333	—	—	—	4,333
Total Sphere commitments	$44,126	$19,235	$15,333	$—	$—	$—	$78,694
MSG Networks
Broadcast rights	$270,391	$273,952	$270,527	$264,185	$255,338	$1,434,048	$2,768,441
Purchase commitments	9,176	8,374	1,887	65	—	—	19,502
Total MSG Networks commitments	$279,567	$282,326	$272,414	$264,250	$255,338	$1,434,048	$2,787,943

Total Commitments	$323,693	$301,561	$287,747	$264,250	$255,338	$1,434,048	$2,866,637
Seasonality of Our Business
Our MSG Networks segment generally earns a higher share of its annual revenues in the three months ending March 31 and December 31 as a result of MSG Networks’ advertising revenue being largely derived from the sale of inventory in its live NBA and NHL professional sports programming.
Recently Issued Accounting Pronouncements and Critical Accounting Estimates
Recently Issued Accounting Pronouncements
See Note 2. Summary of Significant Accounting Policies to the consolidated financial statements included in Item 8 of this Form 10-KT for discussion of recently issued accounting pronouncements.
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
Impairment of Long-Lived and Indefinite-Lived Assets
The Company’s long-lived and indefinite-lived assets accounted for approximately 79% of the Company’s consolidated total assets as of December 31, 2024 and consisted of the following:

As of December 31, 2024
Goodwill	$410,172
Intangible assets, net	28,383
Property and equipment, net	3,035,730
Right-of-use lease assets	93,920
$3,568,205
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
Goodwill
Goodwill is tested annually for impairment as of August 31st and at any time upon the occurrence of certain events or substantive changes in circumstances. The Company performs its goodwill impairment test at the reporting unit level. As of December 31, 2024, the Company had two reportable segments and two reporting units, Sphere and MSG Networks, consistent with the way management makes decisions and allocates resources to the business.
The Sphere segment’s goodwill carrying amount increased during Fiscal Year 2024 due to the acquisition of Holoplot. The goodwill balance reported on the Company’s consolidated balance sheet as of December 31, 2024 by reportable segment was as follows:

As of December 31, 2024
Sphere	46,864
MSG Networks	363,308
$410,172
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
The Company elected to perform the qualitative assessment of impairment for all of the Company’s reporting units for the August 2024 annual impairment test. These assessments considered factors such as:
•macroeconomic conditions;
•industry and market considerations;
•cost factors;
•overall financial performance of the reporting unit;
•other relevant company-specific factors such as changes in management, strategy or customers; and
•relevant reporting unit specific events such as changes in the carrying amount of net assets.
During August 2024, the Company performed its most recent annual impairment test of goodwill for the MSG Networks reporting unit and determined that there were no impairments of goodwill as of the impairment test date. Based on the impairment test, the Company’s MSG Networks reporting unit had a sufficient safety margin, representing the excess of the estimated fair value of the reporting unit, derived from the most recent quantitative assessment, less its carrying value (including goodwill allocated to the reporting unit). The Company believes that if the fair value of the reporting unit exceeds its carrying value by greater than 10%, a sufficient safety margin has been realized.
On December 31, 2024, MSG Networks’ affiliation agreement with Altice, one of its major Distributors, expired, subsequent to which, the Company’s networks were no longer being carried by Altice. The Company and Altice entered into a multi-year renewal of the MSG Networks affiliation agreement on February 22, 2025. In connection with the preparation of the financial statements included in this Form 10-KT, and in light of changes affecting the MSG Networks reporting unit and the programming industry, the Company concluded that a triggering event had occurred as of December 31, 2024 (“interim testing date”) for the MSG Networks reporting unit, which required the Company to assess the carrying value of its long-lived assets, amortizable intangible assets and goodwill as of the interim testing date.

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

For the interim impairment test, the Company estimated the fair value of the MSG Networks reporting unit based on a discounted cash flow model (income approach). This approach relied on numerous assumptions and judgments within the model that were subject to various risks and uncertainties. Principal assumptions utilized, all of which are considered Level III inputs under the fair value hierarchy, include the Company’s estimates of future revenue, estimates of future operating cost, margin assumptions, terminal growth rates and the discount rate applied to estimate future cash flows. The assumptions utilized were subject to a high degree of judgment and complexity, particularly in light of economic and operational uncertainty relating to the MSG Networks business.

Based upon the results of the Company’s interim quantitative impairment test, the Company concluded that the carrying value of the MSG Networks reporting unit exceeded its estimated fair value as of the interim testing date. Based on the evaluation of amortizable intangible assets and other long-lived assets performed as of the interim testing date, the Company did not record any impairments of such assets. The Company did however record a non-cash goodwill impairment charge of $61,200 for the MSG Networks reportable segment. The goodwill impairment charge was calculated as the amount that the carrying value of the reporting unit, including any goodwill, exceeded its fair value as of the interim testing date. See “Part I — Item 1A. Risk Factors — Risks Related to Our MSG Networks Business” for more information about the risks related to the MSG Networks business.

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
The Company has recognized intangible assets for affiliate relationships as a result of purchase accounting, and has determined that these intangible assets have finite lives. The Company also recognized intangible assets subject to amortization during Fiscal Year 2024 as a result of the acquisition of Holoplot. Refer to Note 2 Summary of Significant Accounting Policies to the consolidated financial statements included in Item 8 of this Form 10-KT for the estimated useful lives of the Company’s major classes of intangible assets subject to amortization as of December 31, 2024.
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
Item 7A. Quantitative and Qualitative Disclosures About Market Risk
Potential Interest Rate Risk Exposure:
The Company, through its subsidiaries, MSG LV and MSG Networks, is subject to potential interest rate risk exposure related to borrowings incurred under their respective credit facilities. Changes in interest rates may increase interest expense payments with respect to any borrowings incurred under these credit facilities. The effect of a hypothetical 200 basis point increase in floating interest rate prevailing as of December 31, 2024 and continuing for a full year would increase the Company’s interest expense on the outstanding amounts under the credit facilities by $22,083.
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
During the six months ended December 31, 2024, the GBP/USD exchange rate ranged from 1.2504 to 1.3417 as compared to GBP/USD exchange rate of 1.2525 as of December 31, 2024, a fluctuation of ranging from 0% to 9%. As of December 31, 2024, a uniform hypothetical 10% fluctuation in the GBP/USD exchange rate would have resulted in a change of $3,125 in the Company’s net asset value.
Following the acquisition of Holoplot on April 25, 2024, which is based in Berlin, Germany, we are also exposed to market risk resulting from foreign currency fluctuations related to the Euro. During the six months ended December 31, 2024, the EUR/USD exchange rate ranged from 1.0130 to 1.1239 as compared to EUR/USD exchange rate of 1.0355 on December 31, 2024, a fluctuation ranging from 2% to 9%. As of December 31, 2024, a uniform hypothetical 10% fluctuation in the EUR/USD exchange rate would have resulted in a change of $84 in the Company’s net asset value.

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
Lower discount rates increase the present value of benefit obligations and will usually increase the subsequent year’s net periodic benefit cost. The weighted-average discount rates used to determine benefit obligations as of December 31, 2024 for the Company’s Pension Plans and Postretirement Plan were 5.59% and 5.32%, respectively. A 25 basis point decrease in each of these assumed discount rates would increase the projected benefit obligations for the Company’s Pension Plans and Postretirement Plan at December 31, 2024 by $790 and $20, respectively.
The weighted-average discount rates used to determine service cost, interest cost and the projected benefit obligation components of net periodic benefit cost were 5.69%, 5.43% and 5.51%, respectively, for the six months ended December 31, 2024 for the Company’s Pension Plans. The weighted-average discount rates used to determine service cost, interest cost and the projected benefit obligation components of net periodic benefit cost were 5.48%, 5.39% and 5.39%, respectively, for the six months ended December 31, 2024 for the Company’s Postretirement Plan. A 25 basis point decrease in these assumed discount rates would increase the total net periodic benefit cost for the Company’s Pension Plans by $10 and would result in no impact to the net periodic benefit cost for the Company’s Postretirement Plan for the six months ended December 31, 2024 .
The expected long-term return on plan assets is based on a periodic review and modeling of the plans’ asset allocation structures over a long-term horizon. Expectations of returns for each asset class are the most important of the assumptions used in the review and modeling, and are based on comprehensive reviews of historical data, forward-looking economic outlook, and economic/financial market theory. The expected long-term rate of return was selected from within the reasonable range of rates determined by (a) historical real returns, net of inflation, for the asset classes covered by the investment policy, and (b) projections of inflation over the long-term period during which benefits are payable to plan participants. The weighted average expected long-term rate of return on plan assets for the Company’s funded pension plans was 6.13% for the six months ended December 31, 2024.
Performance of the capital markets affects the value of assets that are held in trust to satisfy future obligations under the Company’s funded plans. Adverse market performance in the future could result in lower rates of return for these assets than projected by the Company which could increase the Company’s funding requirements related to these plans, as well as negatively affect the Company’s operating results by increasing the net periodic benefit cost. A 25 basis point decrease in the long-term return on pension plan assets assumption would increase net periodic pension benefit cost by $20 for the six months ended December 31, 2024.
Item 8. Financial Statements and Supplementary Data
The Financial Statements required by this Item 8 appear beginning on page F-1 of this Form 10-KT, and are incorporated by reference herein.
Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure
None.
Item 9A. Controls and Procedures
Evaluation of Disclosure Controls and Procedures
An evaluation was carried out under the supervision and with the participation of the Company’s management, including our

Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of the end of the period covered by this report. Based upon that evaluation, the Company’s Chief Executive Officer and Chief Financial Officer concluded that as of December 31, 2024 the Company’s disclosure controls and procedures were effective.
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
Under the supervision and with the participation of management, including the Company’s Chief Executive Officer and Chief Financial Officer, we conducted an evaluation of the effectiveness of our internal control over financial reporting based on the framework in Internal Control — Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on the results of this evaluation, our management concluded that our internal control over financial reporting was effective as of December 31, 2024. The effectiveness of our internal control over financial reporting as of December 31, 2024 has been audited by Deloitte & Touche LLP, an independent registered public accounting firm, as stated in their report which is included herein.
Changes in Internal Control over Financial Reporting
There were no changes in the Company’s internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the fiscal quarter ended December 31, 2024 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.
Item 9B. Other Information
None.
Item 9C. Disclosure Regarding Foreign Jurisdictions that Prevent Inspections
Not applicable.

PART III
Item 10. Directors, Executive Officers and Corporate Governance
Information relating to our directors, executive officers, corporate governance and insider trading policies and procedures will be included in the proxy statement for the 2025 annual meeting of the Company’s stockholders, which is expected to be filed within 120 days of the end of the Transition Period, and is incorporated herein by reference.
Item 11. Executive Compensation
Information relating to executive compensation will be included in the proxy statement for the 2025 annual meeting of the Company’s stockholders, which is expected to be filed within 120 days of the end of the Transition Period, and is incorporated herein by reference.
Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters
Information relating to the beneficial ownership of our common stock will be included in the proxy statement for the 2025 annual meeting of the Company’s stockholders, which is expected to be filed within 120 days of the end of the Transition Period, and is incorporated herein by reference.
Item 13. Certain Relationships and Related Transactions, and Director Independence
Information relating to certain relationships and related transactions and director independence will be included in the proxy statement for the 2025 annual meeting of the Company’s stockholders, which is expected to be filed within 120 days of the end of the Transition Period, and is incorporated herein by reference.
Item 14. Principal Accountant Fees and Services
Information relating to principal accountant fees and services will be included in the proxy statement for the 2025 annual meeting of the Company’s stockholders, which is expected to be filed within 120 days of the end of the Transition Period, and is incorporated herein by reference.

PART IV
Item 15. Exhibits and Financial Statement Schedules

Page No.
The following documents are filed as part of this report:

1.	The financial statements as indicated in the index set forth on page	F - 1

2.	Financial statement schedule:
Schedule supporting consolidated financial statements:
	Schedule II — Valuation and Qualifying Accounts	90
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

4.7
Form of Global Note, representing Sphere Entertainment Co.’s 3.50% Convertible Senior Notes due 2028, included as Exhibit A to the Indenture filed as Exhibit 4.6 to the Company’s Annual Report on Form 10-K for the fiscal year ended June 30, 2024 (incorporated by reference to Exhibit 4.2 to the Company’s Current Report on Form 8-K filed on December 8, 2023).

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

10.9
Sphere Entertainment Co. (formerly Madison Square Garden Entertainment Corp.) 2020 Employee Stock Plan, as amended (incorporated by reference to Annex B to the Company’s Definitive Proxy Statement on Schedule 14A filed on October 24, 2024). †

10.10
Sphere Entertainment Co. (formerly Madison Square Garden Entertainment Corp.) 2020 Stock Plan for Non-Employee Directors, as amended (incorporated by reference to Annex C to the Company’s Definitive Proxy Statement on Schedule 14A filed on October 25, 2023). †

10.11
MSG Networks Inc. 2010 Employee Stock Plan, as amended and assumed by the Company (incorporated by reference to Exhibit 4.5 to the Company’s Registration Statement on Form S-8 filed on July 9, 2021). †

10.12
Form of Indemnification Agreement between Sphere Entertainment Co. (formerly MSG Entertainment Spinco, Inc.) and its Directors and Officers (incorporated by reference to Exhibit 10.9 to the Company’s Registration Statement on Form 10 filed on March 6, 2020). †

10.13
Form of Sphere Entertainment Co. (formerly Madison Square Garden Entertainment Corp.) Non-Employee Director Award Agreement (incorporated by reference to Exhibit 10.10 to Amendment No. 1 to the Company’s Registration Statement on Form 10 filed on March 18, 2020). †

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

10.16	Form of Sphere Entertainment Co. Restricted Stock Units Agreement under the 2020 Employee Stock Plan, as amended (2025).†
10.17
Form of Sphere Entertainment Co. Performance Restricted Stock Units Agreement under the 2020 Employee Stock Plan, as amended (incorporated by reference to Exhibit 10.9 to the Company’s Current Report on Form 8-K filed on April 24, 2023). †

10.18	Form of Sphere Entertainment Co. Performance Restricted Stock Units Agreement under the 2020 Employee Stock Plan, as amended (2025).†
10.19
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

10.21
Form of Sphere Entertainment Co. Off-Cycle Performance Stock Option Agreement under the 2020 Employee Stock Plan, as amended (incorporated by reference to Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q filed on November 8, 2023).†.

10.22
Form of Sphere Entertainment Co. Performance Vesting Stock Option Agreement under the 2020 Employee Stock Plan, as amended (incorporated by reference to Annex B of Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on July 3, 2024). †

10.23
Form of Sphere Entertainment Co. (formerly Madison Square Garden Entertainment Corp.) Option Agreement in respect of Madison Square Garden Sports Corp. Options (incorporated by reference to Exhibit 10.16 to the Company’s Registration Statement on Form 10 filed on March 6, 2020). †

10.24
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

10.26	Form of Sphere Entertainment Co. Restricted Stock Units Agreement in respect of Restricted Stock Units granted under the MSG Networks Inc. 2010 Employee Stock Plan, as amended (2025).†
10.27
Form of Sphere Entertainment Co. Performance Restricted Stock Units Agreement in respect of Performance Restricted Stock Units granted under the MSG Networks Inc. 2010 Employee Stock Plan, as amended (incorporated by reference to Exhibit 10.8 to the Company’s Current Report on Form 8-K filed on April 24, 2023). †

10.28
Form of Sphere Entertainment Co. Performance Restricted Stock Units Agreement in respect of Performance Restricted Stock Units granted under the MSG Networks Inc. 2010 Employee Stock Plan, as amended (2025). †

10.29	Sphere Entertainment Co. Executive Deferred Compensation Plan (incorporated by reference to Exhibit 10.11 to the Company’s Current Report on Form 8-K filed on April 24, 2023). †
10.30
Employment Agreement, dated as of June 30, 2024, between Sphere Entertainment Co. and James L. Dolan (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on July 3, 2024). †

10.31
Employment Agreement, dated as of January 5, 2024, between Sphere Entertainment Co. and Jennifer Koester (incorporated by reference to Exhibit 10.4 to the Company’s Quarterly Report on Form 10-Q for the quarter ended December 31, 2023 filed on February 5, 2024).†

10.32
Amendment to Employment Agreement, dated as of June 7, 2024, between Sphere Entertainment Co. and Jennifer Koester (incorporated by reference to Exhibit 10.28 to the Company’s Annual Report on Form 10-K filed on August 14, 2024). †

10.33
Employment Agreement, dated as of August 27, 2021, between Sphere Entertainment Co. (formerly Madison Square Garden Entertainment Corp.) and Andrea Greenberg (incorporated by reference to Exhibit 10.4 to the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2021 filed on November 9, 2021). †

10.34
Employment Agreement, dated as of August 27, 2024, between MSG Networks Inc., Sphere Entertainment Co. and Andrea Greenberg (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on August 30, 2024). †

EXHIBIT NO.	DESCRIPTION
10.35
Employment Agreement dated as of June 15, 2023 between Sphere Entertainment Co. and David Granville-Smith (incorporated by reference to Exhibit 10.28 to the Company’s Annual Report on Form 10-K for the fiscal year ended June 30, 2023 filed on August 22, 2023). †

10.36
Employment Agreement, dated as of January 6, 2025, between Sphere Entertainment Co. and Robert Langer (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on January 8, 2025). †

10.37
Employment Agreement, dated as of December 18, 2023, between Sphere Entertainment Co. and Laura Franco (incorporated by reference to Exhibit 10.3 to the Company’s Quarterly Report on Form 10-Q filed on February 5, 2024).†

10.38
Employment Agreement dated as of April 20, 2023 between Sphere Entertainment Co. (formerly Madison Square Garden Entertainment Corp.) and Gregory Brunner (incorporated by reference to Exhibit 10.4 to the Company’s Current Report on Form 8-K filed on April 24, 2023). †

10.39
Sphere Entertainment Co. Policy Concerning Certain Matters Relating to Madison Square Garden Entertainment Corp., Madison Square Garden Sports Corp. and AMC Networks Inc., Including Responsibilities of Overlapping Directors and Officers (incorporated by reference to Exhibit 10.31 to the Company’s Annual Report on Form 10-K filed on August 22, 2023).

10.40
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

10.43
Letter Agreement amending Ground Lease Agreement dated July 16, 2018, by and between Sands Arena Landlord LLC and MSG Las Vegas, LLC, dated October 30, 2020 (incorporated by reference to Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q for the quarter ended December 31, 2021 filed on February 12, 2021).

10.44	Form of Confirmation for Capped Call Confirmations (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on December 8, 2023).
10.45
Credit Agreement, dated as of December 22, 2022, among MSG Las Vegas, LLC, the lenders party thereto and JPMorgan Chase Bank, N.A., as administrative agent (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on December 22, 2022).

10.46
Amendment No. 1 to Credit Agreement, dated as of June 28, 2024, among MSG Las Vegas, LLC, the lenders party thereto and JPMorgan Chase Bank, N.A., as administrative agent (incorporated by reference to Exhibit 10.40 to the Company’s Annual Report on Form 10-K filed on August 14, 2024).

10.47
Pledge and Security Agreement, dated as of December 22, 2022, by and between MSG Las Vegas, LLC and JPMorgan Chase Bank, N.A. (incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K filed on December 22, 2022).

10.48
First Amendment to Pledge and Security Agreement dated as of December 22, 2022, by and between MSG Las Vegas, LLC and JPMorgan Chase Bank, N.A., dated as of January 25, 2024 (incorporated by reference to Exhibit 10.5 to the Company’s Quarterly Report on Form 10-Q filed on February 5, 2024).

10.49
Guaranty Agreement, dated as of December 22, 2022, by Sphere Entertainment Group, LLC (formerly MSG Entertainment Group, LLC) in favor of JPMorgan Chase Bank, N.A. on behalf of the lenders (incorporated by reference to Exhibit 10.3 to the Company’s Current Report on Form 8-K filed on December 22, 2022).

10.50
Pledge Agreement, dated as of December 22, 2022, by Sphere Entertainment Group, LLC (MSG Entertainment Group, LLC) in favor of JPMorgan Chase Bank, N.A. on behalf of the lenders (incorporated by reference to Exhibit 10.4 to the Company’s Current Report on Form 8-K filed on December 22, 2022).

10.51
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

EXHIBIT NO.	DESCRIPTION
10.52
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

10.53
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

10.54
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

10.55
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

10.56
Forbearance Agreement, dated as of October 11, 2024, by and among MSGN Holdings, L.P., certain subsidiaries of MSGN Holdings, L.P. identified therein, MSGN Eden, LLC, Regional MSGN Holdings LLC and JPMorgan Chase Bank, N.A., as administrative agent, and the lenders party thereto (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on October 11, 2024).

10.57
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

10.58
Amended and Restated Forbearance Agreement, dated as of November 26, 2024, by and among MSGN Holdings, L.P., certain subsidiaries of MSGN Holdings, L.P. identified therein, MSGN Eden, LLC, Regional MSGN Holdings LLC, JPMorgan Chase Bank, N.A., as administrative agent, and the lenders party thereto (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on November 26, 2024).

10.59
Second Amended and Restated Forbearance Agreement, dated as of December 20, 2024, by and among MSGN Holdings, L.P., certain subsidiaries of MSGN Holdings, L.P. identified therein, MSGN Eden, LLC, Regional MSGN Holdings LLC, JPMorgan Chase Bank, N.A., as administrative agent, and the lenders party thereto (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K/A filed on December 20, 2024).

10.60
Third Amended and Restated Forbearance Agreement, dated as of January 10, 2025, by and among MSGN Holdings, L.P., certain subsidiaries of MSGN Holdings, L.P. identified therein, MSGN Eden, LLC, Regional MSGN Holdings LLC, JPMorgan Chase Bank, N.A., as administrative agent, and the lenders party thereto (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on January 10, 2025).

10.61
Amendment via Email Correspondence dated January 31, 2025 to Third Amended and Restated Forbearance Agreement, dated as of January 10, 2025, by and among MSGN Holdings, L.P., certain subsidiaries of MSGN Holdings, L.P. identified therein, MSGN Eden, LLC, Regional MSGN Holdings LLC, JPMorgan Chase Bank, N.A., as administrative agent, and the lenders party thereto (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on February 3, 2025).

10.62
Amendment via Email Correspondence dated February 3, 2025 to Third Amended and Restated Forbearance Agreement, dated as of January 10, 2025, by and among MSGN Holdings, L.P., certain subsidiaries of MSGN Holdings, L.P. identified therein, MSGN Eden, LLC, Regional MSGN Holdings LLC, JPMorgan Chase Bank, N.A., as administrative agent, and the lenders party thereto (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on February 4, 2025).

10.63
Fourth Amended and Restated Forbearance Agreement, dated as of February 4, 2025, by and among MSGN Holdings, L.P., certain subsidiaries of MSGN Holdings, L.P. identified therein, MSGN Eden, LLC, Regional MSGN Holdings LLC, JPMorgan Chase Bank, N.A., as administrative agent, and the lenders party thereto (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on February 5, 2025).+

EXHIBIT NO.	DESCRIPTION
10.64
NBA Transaction Agreement dated as of April 18, 2023, by and among Sphere Entertainment Co. (formerly Madison Square Garden Entertainment Corp.), Madison Square Garden Entertainment Corp. (formerly MSGE Spinco, Inc.) and certain other parties thereto (incorporated by reference to Exhibit 10.5 to the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2023 filed on May 10, 2023).

10.65
NBA Transaction Agreement, dated as of April 15, 2020, among Madison Square Garden Sports Corp. (formerly The Madison Square Garden Company), Sphere Entertainment Co. (formerly MSG Entertainment Spinco, Inc.) and certain other parties thereto (incorporated by reference to Exhibit 10.59 to the Company’s Annual Report on Form 10-K for the fiscal year ended June 30, 2020 filed on August 31, 2020).

10.66
NHL Transaction Agreement, dated as of April 15, 2020, among Madison Square Garden Sports Corp. (formerly The Madison Square Garden Company), Sphere Entertainment Co. (formerly MSG Entertainment Spinco, Inc.) and certain other parties thereto (incorporated by reference to Exhibit 10.60 to the Company’s Annual Report on Form 10-K for the fiscal year ended June 30, 2020 filed on August 31, 2020).

10.67
MSG Networks Voting and Support Agreement, dated as of March 25, 2021, by and among Sphere Entertainment Co. (formerly Madison Square Garden Entertainment Corp.) and certain stockholders of MSG Networks Inc. that are signatories thereto (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on March 26, 2021).

10.68
Sphere Entertainment Co. (formerly Madison Square Garden Entertainment Corp.) Voting and Support Agreement, dated as of March 25, 2021, by and among MSG Networks Inc. and certain stockholders of Madison Square Garden Entertainment Corp. that are signatories thereto (incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K filed on March 26, 2021).

10.69
Transaction Agreement, dated as of April 17, 2023, by and among TAO Group Sub-Holdings LLC, Disco Holdings Intermediate LLC, TAO Group Holdings LLC, Hakkasan USA Inc. and others (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on April 17, 2023).

10.70
Employment Agreement, dated as of December 8, 2023, between Sphere Entertainment Co. and David F. Byrnes (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on December 8, 2023). †

19.1	Insider Trading Policy (incorporated by reference to Exhibit 19.1 to the Company’s Annual Report on Form 10-K filed on August 14, 2024).
21.1	Subsidiaries of the Registrant.
23.1	Consent of Deloitte & Touche LLP
24.1	Power of Attorney (included on the signature page to this Annual Report on Form 10-K).
31.1	Certification by the Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	Certification by the Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1	Certification by the Chief Executive Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.**
32.2	Certification by the Chief Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.**
97.1	Clawback Policy (incorporated by reference to Exhibit 97.1 to the Company’s Annual Report on Form 10-K filed on August 14, 2024).
101
The following materials from Sphere Entertainment Co. Transition Report on Form 10-KT for the fiscal transition period ended December 31, 2024, formatted in Inline Extensible Business Reporting Language (iXBRL): (i) consolidated balance sheets, (ii) consolidated and combined statements of operations, (iii) consolidated and combined statements of comprehensive income (loss), (iv) consolidated and combined statements of cash flows, (v) consolidated and combined statements of equity and redeemable noncontrolling interests, and (vi) notes to consolidated and combined financial statements.

104	The cover page from the Company’s Transition Report on Form 10-KT for the fiscal transition period ended December 31, 2024 formatted in Inline XBRL and contained in Exhibit 101.
_________________
†    This exhibit is a management contract or a compensatory plan or arrangement.
+    Certain confidential information - identified by bracketed asterisks “[*****]” - has been omitted from this exhibit pursuant to Item 601(b)(10) of Regulation S-K.
**     Furnished herewith. These exhibits shall not be deemed “filed” for purposes of Section 18 of the Securities Exchange Act of 1934, or otherwise subject to the liability of that Section. Such exhibits shall not be deemed incorporated into any filing under the Securities Act of 1933 or the Securities Exchange Act of 1934.
Item 16. Form 10-KT Summary
The Company has elected not to provide summary information.

SPHERE ENTERTAINMENT CO.
SCHEDULE II
VALUATION AND QUALIFYING ACCOUNTS
(in thousands)

		(Additions) / Deductions
	Balance at Beginning of Period	Charged to Costs and Expenses	Charged to Other Accounts	Deductions	Balance at End of Period
Six Months Ended December 31, 2024
Allowance for doubtful accounts / credit losses	$(10)	$(25)	$—	$—	$(35)
Deferred tax valuation allowance	(29,219)	267	—	—	(28,952)
	$(29,229)	$242	$—	$—	$(28,987)
Year Ended June 30, 2024
Allowance for doubtful accounts / credit losses	$(171)	$—	$—	$161	$(10)
Deferred tax valuation allowance	(30)	(29,189)	—	—	(29,219)
	$(201)	$(29,189)	$—	$161	$(29,229)
Year Ended June 30, 2023
Allowance for doubtful accounts / credit losses	$(843)	$(3)	$—	$675	$(171)
Deferred tax valuation allowance	(2,923)	2,053	840	—	(30)
	$(3,766)	$2,050	$840	$675	$(201)
Year Ended June 30, 2022
Allowance for doubtful accounts / credit losses	$(1,354)	$123	$—	$388	$(843)
Deferred tax valuation allowance	(3,131)	2,200	(1,992)	—	(2,923)
	$(4,485)	$2,323	$(1,992)	$388	$(3,766)

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) the Securities Exchange Act of 1934, as amended, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on the 3rd day of March 2025.

Sphere Entertainment Co.

By:	/s/ ROBERT H. LANGER
	Name:	Robert H. Langer
	Title:	Executive Vice President, Chief Financial Officer and Treasurer
POWER OF ATTORNEY
KNOW ALL PERSONS BY THESE PRESENTS, that each person whose signature appears below constitutes and appoints Robert H. Langer, Greg Brunner and Mark C. Cresitello, and each of them, as such person’s true and lawful attorneys-in-fact and agents, with full power of substitution and resubstitution, for such person in such person’s name, place and stead, in any and all capacities, to sign any and all amendments to this Annual Report on Form 10-KT, and file the same, with all exhibits thereto, and other documents in connection therewith, with the Securities and Exchange Commission, granting unto said attorneys-in-fact and agents, and each of them, full power and authority to do and perform each and every act and thing requisite and necessary to be done in connection therewith, as fully to all intents and purposes as such person might or could do in person, hereby ratifying and confirming all that said attorneys-in-fact and agents or any of them or their substitute or substitutes, may lawfully do or cause to be done by virtue hereof.
Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, this report has been signed below by the following persons in the capacities and on the dates indicated.

Name	Title	Date
/s/ JAMES L. DOLAN	Executive Chairman and Chief Executive Officer (Principal Executive Officer) and Director	March 3, 2025
James L. Dolan
/s/ ROBERT H. LANGER	Executive Vice President, Chief Financial Officer and Treasurer (Principal Financial Officer)	March 3, 2025
Robert H. Langer
/s/ GREG BRUNNER	Senior Vice President, Controller and Principal Accounting Officer	March 3, 2025
Greg Brunner
/s/ CHARLES P. DOLAN	Director	March 3, 2025
Charles P. Dolan
/s/ KRISTIN A. DOLAN	Director	March 3, 2025
Kristin A. Dolan

Name	Title	Date
/s/ MARIANNE DOLAN WEBER	Director	March 3, 2025
Marianne Dolan Weber
/s/ PAUL J. DOLAN	Director	March 3, 2025
Paul J. Dolan
/s/ QUENTIN F. DOLAN	Director	March 3, 2025
Quentin F. Dolan
/s/ RYAN T. DOLAN	Director	March 3, 2025
Ryan T. Dolan
/s/ THOMAS C. DOLAN	Director	March 3, 2025
Thomas C. Dolan
/s/ JOSEPH J. LHOTA	Director	March 3, 2025
Joseph J. Lhota
/s/ JOEL M. LITVIN	Director	March 3, 2025
Joel M. Litvin
/s/ BRIAN G. SWEENEY	Director	March 3, 2025
Brian G. Sweeney
/s/ JOHN L. SYKES	Director	March 3, 2025
John L. Sykes
/s/ VINCENT TESE	Director	March 3, 2025
Vincent Tese
/s/ ISIAH L. THOMAS III	Director	March 3, 2025
Isiah L. Thomas III
/s/ CARL E. VOGEL	Director	March 3, 2025
Carl E. Vogel

INDEX TO CONSOLIDATED FINANCIAL STATEMENTS

Page
Reports of Independent Registered Public Accounting Firm (Deloitte & Touche LLP, New York, NY, Auditor Firm ID: 34)	F - 2
Consolidated Balance Sheets as of December 31, 2024, June 30, 2024 and June 30, 2023	F - 8
Consolidated Statements of Operations for the six months ended December 31, 2024 and years ended June 30, 2024, June 30, 2023, and June 30, 2022	F - 9
Consolidated Statements of Comprehensive (Loss) Income for the six months ended December 31, 2024 and years ended June 30, 2024, June 30, 2023, and June 30, 2022	F - 10
Consolidated Statements of Cash Flows for the six months ended December 31, 2024 and years ended June 30, 2024, June 30, 2023, and June 30, 2022	F - 11
Consolidated Statements of Equity and Redeemable Noncontrolling Interests for the six months ended December 31, 2024 and years ended June 30, 2024, June 30, 2023, and June 30, 2022	F - 13
Notes to Consolidated Financial Statements	F - 17

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
To the Stockholders and the Board of Directors of Sphere Entertainment Co.
Opinion on the Financial Statements
We have audited the accompanying consolidated balance sheets of Sphere Entertainment Co. and its subsidiaries (the "Company") as of December 31, 2024, June 30, 2024 and June 30, 2023, the related consolidated statements of operations, comprehensive (loss) income, cash flows, and equity and redeemable noncontrolling interests for the six months ended December 31,2024, and for each of the three years in the period ended June 30, 2024, and the related notes and the financial statement Schedule II listed in the Index at Item 15 (collectively referred to as the "financial statements"). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2024, June 30, 2024 and June 30, 2023, and the results of its operations and its cash flows for the six months ended December 31, 2024, and for each of the three years in the period ended June 30, 2024, in conformity with accounting principles generally accepted in the United States of America.
We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the Company's internal control over financial reporting as of December 31, 2024, based on criteria established in Internal Control — Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated March 3, 2025, expressed an unqualified opinion on the Company's internal control over financial reporting.
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
Related Party Transactions — Refer to Note 19 to the financial statements
Critical Audit Matter Description
The Dolan family, including trusts for the benefit of members of the Dolan family (collectively, the Dolan Family Group), as of December 31, 2024, is the majority beneficial owner of the Company, Madison Square Garden Entertainment Corp. (“MSG Entertainment”), Madison Square Garden Sports Corp. (“MSG Sports”), AMC Networks Inc., and other related entities. In addition, there are certain overlapping directors and executive officers between the companies. Each of these entities has been identified as a related party at December 31, 2024.
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
•Received confirmations from related parties and compared responses to the Company’s records.
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
Liquidity and Going Concern — Refer to Notes 2 and 14 to the financial statements
Critical Audit Matter Description
As of December 31, 2024, the legal entities that comprise the MSG Networks reportable segment (“MSG Networks”), have approximately $829.1 million of debt under the MSG Networks Credit Facilities (as defined in Note 14 to the financial statements) which matured without repayment on October 11, 2024 and is classified as short-term on the Company’s consolidated balance sheet.
An event of default occurred under the MSG Networks Credit Facilities and on October 11, 2024, MSGN L.P. and the MSGN Guarantors (as defined in Note 14 to the financial statements) entered into a Forbearance Agreement (as amended or supplemented from time to time, the “Forbearance Agreement”) with JPMorgan Chase Bank, N.A., as administrative agent, and certain lenders (the “Supporting Lenders”). Subject to the terms of the Forbearance Agreement, the Supporting Lenders agreed to forbear, during the Forbearance Period (as defined below), from exercising certain of their available remedies under the MSGN Credit Agreement (as defined in Note 14 to the financial statements) with respect to or arising out of MSGN L.P.’s failure to make payment on the outstanding principal amount under the MSGN Term Loan Facility on the Maturity Date. The Forbearance Period under the Forbearance Agreement was initially scheduled to expire on November 8, 2024, and has been extended to expire on the earlier to occur of (a) March 26, 2025, or such later date agreed to by MSGN L.P. and the Supporting Lenders that hold a majority in principal amount of term loans held by all Supporting Lenders under the MSGN Term Loan Facility and (b) the date on which any Termination Event (as defined in the Forbearance Agreement) occurs.
MSG Networks will be unable to generate sufficient operating cash flows prior to the end of the Forbearance Period to settle the remaining outstanding borrowings under the MSG Networks Credit Facilities absent action taken by management to refinance the outstanding borrowings.
The MSG Networks Credit Facilities are guaranteed by the MSGN Guarantors and secured by the MSGN Collateral (as defined in Note 14 to the financial statements). In the event MSG Networks is unable to successfully refinance or achieve a work-out of the MSG Networks Credit Facilities prior to the end of the Forbearance Period (subject to any extensions thereof), the lenders could exercise their remedies under the MSG Networks Credit Facilities, which would include, but not be limited to, foreclosing on the MSGN Collateral. The Company has concluded that Sphere Entertainment Co., Sphere Entertainment Group and the subsidiaries of Sphere Entertainment Group (collectively, the “Non-Credit Parties”) are not legally obligated to fund the outstanding borrowings under the MSG Networks Credit Facilities, nor are the assets of the Non-Credit Parties pledged as security under the MSG Networks Credit Facilities. In the event of an exercise of post-default rights and remedies, the Company believes the lenders would have no remedies or recourse against the Non-Credit Parties pursuant to the terms of the MSG Networks Credit Facilities.
MSG Networks and its subsidiaries could also seek bankruptcy protection prior to the lenders exercising their rights under the MSG Networks Credit Facilities. In the event of an MSG Networks bankruptcy, the MSG Networks entities whose operations represent the entirety of the MSG Networks segment, would be deconsolidated from the Company’s consolidated financial statements effective as of the bankruptcy filing date. In the event of bankruptcy proceedings, MSG Networks Inc. and/or its subsidiaries (and in certain circumstances, creditors) may elect to investigate and potentially assert claims against the Company and certain of its directors and officers, including for potential claims related to alleged fraudulent transfers, unlawful distributions and payments, veil piercing, alter ego theories, breaches of contracts and/or unjust enrichment.
Auditing the Company’s conclusion that in the absence of a refinancing or the achievement of a work-out, management believes it is probable that MSG Networks Inc. and/or its subsidiaries will seek bankruptcy protection or the lenders would foreclose on the MSGN Collateral, and that management’s plans have effectively alleviated substantial doubt about the Company’s ability to continue as a going concern as of the issuance date, involved a high degree of auditor judgment and an increased extent of effort.
How the Critical Audit Matter Was Addressed in the Audit
Our audit procedures related to the Company’s conclusion that management’s plans have effectively alleviated substantial doubt, including its liquidity and going concern disclosure, included the following, among others:
•We tested the effectiveness of internal controls over the Company’s going concern analysis, including controls over the inputs and assumptions used in the Company’s evaluation.
•We obtained the Company’s going concern analysis and evaluated the impact of the ongoing work-out negotiations or refinancing of the MSG Networks Credit Facilities, and the impact of MSG Networks Inc. and/or its subsidiary filing for bankruptcy protection on the Company’s conclusion regarding its ability to continue as a going concern.
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
•We made inquiries of executive officers, internal legal counsel, key members of management, and the Audit Committee, regarding their understanding of the rights and remedies of the lenders to the MSG Networks Credit Facilities, and the related conclusion reached in the Company’s analysis of its ability to continue as a going concern.
•We read the Company’s minutes from meetings of the Board of Directors and related committees of the Board of Directors and assessed whether any contradictory evidence existed with respect to management’s plans included in the Company’s analysis of its ability to continue as a going concern.
•We assessed the appropriateness of the Company's liquidity and going concern disclosure in the financial statements.
Goodwill — Refer to Note 12 to the financial statements
Critical Audit Matter Description
The Company’s evaluation of goodwill for impairment involves the comparison of the fair value of each reporting unit to its carrying value. Goodwill is tested annually for impairment as of August 31st and at any time upon the occurrence of certain events or changes in circumstances. As of December 31, 2024, the Company’s goodwill balance related to its MSG Networks reporting unit was $424.5 million. On December 31, 2024, MSG Networks’ affiliation agreement with Altice USA (“Altice”), one of its major Distributors, expired, subsequent to which, the Company’s networks were no longer being carried by Altice. The Company and Altice entered into a multi-year renewal of the MSG Networks affiliation agreement on February 22, 2025. In light of changes affecting the MSG Networks reporting unit and the programming industry, the Company concluded that a triggering event had occurred for its MSG Networks reporting unit as of December 31, 2024 and performed an interim goodwill impairment test. For the interim impairment test, the Company estimated the fair value of the MSG Networks reporting unit based on a discounted cash flow model (income approach). This approach relied on numerous assumptions and judgments within the model that were subject to various risks and uncertainties. Principal assumptions utilized, all of which are considered Level III inputs under the fair value hierarchy, include the Company’s estimates of future revenue, estimates of future operating cost, margin assumptions, terminal growth rates and the discount rate applied to estimate future cash flows. As a result of the interim impairment test, the Company recorded a non-cash goodwill impairment charge of $61.2 million as of December 31, 2024 within the MSG Networks segment.

We identified valuation of goodwill for the Company’s MSG Networks reporting unit as a critical audit matter because of the significant judgments made by management to estimate the fair value of this reporting unit. This required a high degree of auditor judgment and an increased extent of effort, including the need to involve fair value specialists, when performing audit procedures to evaluate the reasonableness of management's estimates and assumptions related to forecasts of future revenues, operating cost, margin assumptions, and cash flows, and the selection of the terminal growth rates and discount rate applied to estimated future cash flows for the MSG Networks reporting unit.
How the Critical Audit Matter Was Addressed in the Audit
Our audit procedures related to the Company’s valuation of goodwill in accordance with Financial Accounting Standards Board issued Accounting Standards Codification Topic 350, Intangibles - Goodwill and Other, included the following, among others:
•We tested the effectiveness of internal controls over the Company's goodwill impairment evaluation, including those over the determination of the fair value of the MSG Networks reporting unit.
•With the assistance of our fair value specialists, we evaluated the reasonableness of the (1) valuation methodology, (2) terminal growth rates, and (3) discount rate, including testing the source information underlying the determination of the rates, testing the mathematical accuracy of the calculation, and developing a range of independent estimates and comparing those to the rates selected by management.
•We evaluated management's ability to accurately forecast future revenues, operating cost, margin assumptions and resulting cash flows by comparing prior year forecasts to actual results in the respective years. We also compared revenues, operating cost, margin assumptions and cash flow forecasts to (1) historical results, (2) internal communications to management and the Board of Directors, and (3) forecasted information included in the Company’s press releases and its ongoing negotiations related to the refinancing of the MSG Networks Credit Facilities, as well as, in industry reports of the Company and companies in its peer group.
•We sensitized management's projections and performed inquiries of management to determine areas of audit focus.
/s/ Deloitte & Touche LLP

New York, New York
March 3, 2025
We have served as the Company’s auditor since 2020.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
To the Stockholders and the Board of Directors of Sphere Entertainment Co.:
Opinion on Internal Control over Financial Reporting
We have audited the internal control over financial reporting of Sphere Entertainment Co. and subsidiaries (the “Company”) as of December 31, 2024, based on criteria established in Internal Control — Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2024, based on criteria established in Internal Control — Integrated Framework (2013) issued by COSO.
We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the consolidated financial statements as of and for the six months ended December 31, 2024, of the Company and our report dated March 3, 2025, expressed an unqualified opinion on those consolidated financial statements.
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
March 3, 2025
We have served as the Company’s auditor since 2020.

SPHERE ENTERTAINMENT CO.
CONSOLIDATED BALANCE SHEETS
(in thousands, except per share data)

	As of
	December 31,	June 30,	June 30,
	2024	2024	2023
ASSETS
Current Assets:
Cash, cash equivalents and restricted cash	$515,633	$573,233	$429,114
Accounts receivable, net	154,624	228,230	112,309
Related party receivables, current	25,729	9,377	26,405
Prepaid expenses and other current assets	65,007	54,855	56,085
Total current assets	760,993	865,695	623,913
Non-Current Assets:
Investments	40,396	30,728	395,606
Property and equipment, net	3,035,730	3,158,420	3,307,161
Right-of-use lease assets	93,920	106,468	84,912
Goodwill	410,172	470,152	456,807
Intangible assets, net	28,383	31,940	17,910
Other non-current assets	145,706	124,489	86,706
Total assets	$4,515,300	$4,787,892	$4,973,015
LIABILITIES AND EQUITY
Current Liabilities:
Accounts payable, accrued and other current liabilities	$421,976	$417,087	$515,731
Related party payables, current	9,504	8,200	56,446
Current portion of long-term debt, net	829,125	849,437	82,500
Operating lease liabilities, current	19,268	18,548	10,127
Deferred revenue	91,794	80,404	27,337
Total current liabilities	1,371,667	1,373,676	692,141
Non-Current Liabilities:
Long-term debt, net	524,010	522,735	1,118,387
Operating lease liabilities, non-current	116,668	128,022	110,259
Deferred tax liabilities, net	148,870	225,169	379,552
Other non-current liabilities	152,666	122,738	88,811
Total liabilities	2,313,881	2,372,340	2,389,150
Commitments and contingencies (see Note 13)
Equity:
Class A Common Stock (a)	290	285	278
Class B Common Stock (b)	69	69	69
Additional paid-in capital	2,428,414	2,410,378	2,376,420
(Accumulated deficit) retained earnings	(219,846)	11,387	212,036
Accumulated other comprehensive loss	(7,508)	(6,567)	(4,938)
Total stockholders’ equity	2,201,419	2,415,552	2,583,865
Total liabilities and equity	$4,515,300	$4,787,892	$4,973,015
_________________
(a) Class A Common Stock, $0.01 par value per share, 120,000 shares authorized; 28,960, 28,493 and 27,812 shares outstanding as of December 31, 2024, June 30, 2024 and June 30, 2023, respectively.
(b) Class B Common Stock, $0.01 par value per share, 30,000 shares authorized; 6,867 shares outstanding as of December 31, 2024, June 30, 2024 and June 30, 2023.

See accompanying notes to the consolidated financial statements.

SPHERE ENTERTAINMENT CO.
CONSOLIDATED STATEMENTS OF OPERATIONS
(in thousands, except per share data)

	Six Months Ended December 31,	Years Ended June 30,
	2024	2024	2023	2022
Revenues (a)	$536,203	$1,026,889	$573,831	$610,055
Direct operating expenses (a)	(306,871)	(547,824)	(342,211)	(320,278)
Selling, general and administrative expenses (a)	(254,263)	(432,853)	(452,142)	(419,793)
Depreciation and amortization	(165,232)	(256,494)	(30,716)	(22,562)
Impairment and other (losses) gains, net	(65,233)	(121,473)	6,120	245
Restructuring charges	(5,164)	(9,486)	(27,924)	(13,404)
Operating loss	(260,560)	(341,241)	(273,042)	(165,737)
Interest income	11,413	25,687	11,585	3,575
Interest expense	(57,388)	(79,868)	—	—
Other (expense) income, net	(44)	35,197	536,887	(5,518)
(Loss) income from continuing operations before income taxes	(306,579)	(360,225)	275,430	(167,680)
Income tax benefit (expense)	75,346	135,592	(103,403)	29,830
(Loss) income from continuing operations	(231,233)	(224,633)	172,027	(137,850)
Income (loss) from discontinued operations, net of taxes	—	23,984	333,653	(52,297)
Net (loss) income	(231,233)	(200,649)	505,680	(190,147)
Less: Net income attributable to redeemable noncontrolling interests from discontinued operations	—	—	3,925	7,739
Less: Net loss attributable to nonredeemable noncontrolling interests from discontinued operations	—	—	(1,017)	(3,491)
Net (loss) income attributable to Sphere Entertainment Co.’s stockholders	$(231,233)	$(200,649)	$502,772	$(194,395)

Basic (loss) earnings per common share
Continuing operations	$(6.45)	$(6.36)	$4.96	$(4.02)
Discontinued operations	—	0.68	9.55	(1.75)
Basic (loss) earnings per common share attributable to Sphere Entertainment Co.’s stockholders	$(6.45)	$(5.68)	$14.51	$(5.77)

Diluted (loss) earnings per common share
Continuing operations	$(6.45)	$(6.36)	$4.93	$(4.02)
Discontinued operations	—	0.68	9.47	(1.75)
Diluted (loss) earnings per common share attributable to Sphere Entertainment Co.’s stockholders	$(6.45)	$(5.68)	$14.40	$(5.77)

Weighted-average number of common shares outstanding:
Basic	35,859	35,301	34,651	34,255
Diluted	35,859	35,301	34,929	34,255
_________________
(a) See Note 19. Related Party Transactions, for further information on related party revenues and expenses

See accompanying notes to the consolidated financial statements.

SPHERE ENTERTAINMENT CO.
CONSOLIDATED STATEMENTS OF COMPREHENSIVE (LOSS) INCOME
(in thousands)

	Six Months Ended December 31,	Years Ended June 30,
	2024	2024	2023	2022
Net (loss) income	$(231,233)	$(200,649)	$505,680	$(190,147)
Other comprehensive (loss) income, before income taxes:
Pension plans and postretirement plans:
Amortization of net actuarial loss included in net periodic benefit cost	169	312	1,755	1,978
Net unamortized (loss) gain arising during the period	(635)	(851)	—	756
Cumulative translation adjustments	(813)	(1,851)	6,656	(25,034)
Other comprehensive (loss) income, before income taxes	(1,279)	(2,390)	8,411	(22,300)
Income tax benefit (expense) related to items of other comprehensive income	338	761	(1,535)	4,217
Other comprehensive (loss) income, net of income taxes	(941)	(1,629)	6,876	(18,083)
Comprehensive (loss) income	(232,174)	(202,278)	512,556	(208,230)
Less: Comprehensive income attributable to redeemable noncontrolling interests from discontinued operations	—	—	3,925	7,739
Less: Comprehensive (loss) attributable to nonredeemable noncontrolling interests from discontinued operations	—	—	(1,017)	(3,491)
Comprehensive (loss) income attributable to Sphere Entertainment Co.’s stockholders	$(232,174)	$(202,278)	$509,648	$(212,478)

See accompanying notes to the consolidated financial statements.

SPHERE ENTERTAINMENT CO.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)

	Six Months Ended December 31,	Years Ended June 30,
	2024	2024	2023	2022
OPERATING ACTIVITIES:
Net (loss) income	$(231,233)	$(200,649)	$505,680	$(190,147)
Adjustments to reconcile net (loss) income to net cash provided by (used in) operating activities:
Depreciation and amortization	165,232	256,494	103,375	124,629
Impairments and other losses (gains), net	65,233	121,473	(224,831)	(3,045)
Amortization of debt discount and deferred financing costs	1,685	3,181	5,063	8,728
Amortization of deferred production content	15,797	20,427	—	—
Deferred income tax (benefit) expense	(75,958)	(132,540)	123,467	(31,270)
Share-based compensation expense	34,094	48,010	62,658	77,141
Net unrealized and realized loss (gains) on equity investments with readily determinable fair value and loss (earnings) in nonconsolidated affiliates	29	22,971	(548,690)	54,869
Loss on extinguishment of debt	—	—	—	35,815
Other non-cash adjustments	272	486	(538)	1,450
Change in assets and liabilities, net of dispositions:
Accounts receivable, net	74,134	(115,096)	7,103	(30,749)
Related party receivables and payables, net	(15,048)	(31,218)	35,811	14,778
Prepaid expenses and other current and non-current assets	(46,772)	(50,610)	(178,758)	(43,982)
Accounts payable, accrued and other current and non-current liabilities	10,542	(28,056)	117,278	78,442
Deferred revenue	40,906	61,515	135,448	18,572
Right-of-use lease assets and operating lease liabilities	1,914	3,954	10,525	26,109
Net cash provided by (used in) operating activities	40,827	(19,658)	153,591	141,340
INVESTING ACTIVITIES:
Capital expenditures, net	(48,941)	(264,700)	(1,058,978)	(756,717)
Investments and loans in nonconsolidated affiliates	(9,321)	(731)	(5,949)	1,060
Purchase of business, net of cash acquired	(1,261)	(9,424)	—	—
Proceeds from sale of MSGE Retained Interest	—	256,501	204,676	—
Capitalized interest	—	(25,053)	(116,044)	(48,507)
Proceeds from dispositions, net	—	—	318,003	—
Proceeds from sale of investments	—	—	4,369	—
Other investing activities	(633)	(1,776)	—	—
Net cash used in investing activities	(60,156)	(45,183)	(653,923)	(804,164)

See accompanying notes to the consolidated financial statements.

SPHERE ENTERTAINMENT CO.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)

	Six Months Ended December 31,	Years Ended June 30,
	2024	2024	2023	2022
FINANCING ACTIVITIES:
Principal repayments on debt	(20,625)	(83,848)	(72,875)	(725,000)
Taxes paid in lieu of shares issued for share-based compensation	(17,301)	(16,543)	(16,625)	(16,658)
Proceeds from issuance of 3.50% Convertible Senior Notes due 2028	—	251,634	—	—
Borrowings under Delayed Draw Term Loan Facility	—	65,000	—	—
Proceeds from exercise of stock options	—	8,827	—	—
Purchase of capped call related to 3.50% Convertible Senior Notes due 2028	—	(14,309)	—	—
Payments for debt financing costs	—	(1,030)	(5,238)	(17,504)
Proceeds from term loans, net of issuance discount	—	—	302,668	725,000
Noncontrolling interest holders’ capital contributions	—	—	3,000	6,400
Distribution to MSG Entertainment	—	—	(119,119)	—
Distribution to related parties associated with the settlement of certain share-based awards	—	—	(2,388)	(2,256)
Repayment of revolving credit facilities	—	—	(2,000)	(15,000)
Distributions to noncontrolling interest holders	—	—	(1,881)	(6,998)
Proceeds from revolving credit facilities	—	—	—	39,100
Debt extinguishment costs	—	—	—	(12,838)
Purchase of noncontrolling interest from redeemable noncontrolling interest holders	—	—	—	(4,638)
Net cash (used in) provided by financing activities	(37,926)	209,731	85,542	(30,392)
Effect of exchange rates on cash, cash equivalents and restricted cash	(345)	(771)	(2,106)	(750)
Net (decrease) increase in cash, cash equivalents and restricted cash	(57,600)	144,119	(416,896)	(693,966)
Cash, cash equivalents and restricted cash from continuing operations, beginning of period	573,233	429,114	760,312	1,190,105
Cash, cash equivalents and restricted cash from discontinued operations, beginning of period	—	—	85,698	349,871
Cash, cash equivalents and restricted cash at beginning of period	573,233	429,114	846,010	1,539,976
Cash, cash equivalents and restricted cash from continuing operations, end of period	515,633	573,233	429,114	760,312
Cash, cash equivalents and restricted cash from discontinued operations, end of period	—	—	—	85,698
Cash, cash equivalents and restricted cash at end of period	$515,633	$573,233	$429,114	$846,010
Non-cash investing and financing activities:
Capital expenditures incurred but not yet paid	$10,739	$49,834	$248,041	$206,462
Share-based compensation capitalized in property and equipment, net	$1,248	$2,193	$3,642	$2,979
Non-cash repayment of the Delayed Draw Term Loan Facility	$—	$65,512	$—	$—
Non-cash forgiveness of Holoplot Loan	$—	$9,626	$—	$—
Investments and loans to nonconsolidated affiliates	$—	$—	$113	$791

See accompanying notes to the consolidated financial statements.

SPHERE ENTERTAINMENT CO.
CONSOLIDATED STATEMENTS OF EQUITY
AND REDEEMABLE NONCONTROLLING INTERESTS
(in thousands)

	Common Stock Issued	Additional Paid-In Capital	(Accumulated Deficit) Retained Earnings	Accumulated Other Comprehensive Loss	Total Sphere Entertainment Co. Stockholders’ Equity	Nonredeemable Noncontrolling Interests	Total Equity	Redeemable Noncontrolling Interests
Balance as of June 30, 2021	$340	$2,294,775	$(96,341)	$(30,272)	$2,168,502	$11,904	$2,180,406	$137,834
Net (loss) income	—	—	(194,395)	—	(194,395)	(3,491)	(197,886)	7,739
Other comprehensive loss	—	—	—	(18,083)	(18,083)	—	(18,083)	—
Comprehensive (loss) income, net of taxes	—	—	—	—	(212,478)	(3,491)	(215,969)	7,739
Share-based compensation expense	—	77,772	—	—	77,772	—	77,772	—
Tax withholding associated with shares issued for share-based compensation	2	(16,660)	—	—	(16,658)	—	(16,658)	—
Accretion of put options	—	—	—	—	—	—	—	2,348
Redeemable noncontrolling interest adjustment to redemption fair value	—	(49,248)	—	—	(49,248)	—	(49,248)	50,636
Adjustment of redeemable noncontrolling interest to redemption value	—	(3,173)	—	—	(3,173)	—	(3,173)	(8,070)
Distribution to related parties associated with the settlement of certain share-based awards	—	(1,496)	—	—	(1,496)	—	(1,496)	(760)
Contributions from noncontrolling interest holders	—	—	—	—	—	6,400	6,400	—
Distributions to noncontrolling interest holders	—	—	—	—	—	(2,650)	(2,650)	(4,640)
Put option payments	—	—	—	—	—	—	—	(895)
Balance as of June 30, 2022	$342	$2,301,970	$(290,736)	$(48,355)	$1,963,221	$12,163	$1,975,384	$184,192

See accompanying notes to the consolidated financial statements.

SPHERE ENTERTAINMENT CO.
CONSOLIDATED STATEMENTS OF EQUITY
AND REDEEMABLE NONCONTROLLING INTERESTS
(in thousands)

	Common Stock Issued	Additional Paid-In Capital	(Accumulated Deficit) Retained Earnings	Accumulated Other Comprehensive Loss	Total Sphere Entertainment Co. Stockholders’ Equity	Nonredeemable Noncontrolling Interests	Total Equity	Redeemable Noncontrolling Interests
Balance as of June 30, 2022	$342	$2,301,970	$(290,736)	$(48,355)	$1,963,221	$12,163	$1,975,384	$184,192
Net income (loss)	—	—	502,772	—	502,772	(1,017)	501,755	3,925
Other comprehensive income, net of taxes	—	—	—	6,876	6,876	—	6,876	—
Comprehensive income (loss)	—	—	—	—	509,648	(1,017)	508,631	3,925
Redeemable noncontrolling interest adjustment to redemption fair value	—	126,375	—	—	126,375	—	126,375	(126,375)
Share-based compensation expense	—	64,406	—	—	64,406	—	64,406	—
Accretion of put options	—	(895)	—	—	(895)	—	(895)	2,786
Tax withholding associated with shares issued for share-based compensation	5	(16,625)	—	—	(16,620)	—	(16,620)	—
Distribution to related parties associated with the settlement of certain share-based awards	—	(1,736)	—	—	(1,736)	—	(1,736)	(652)
Contribution from noncontrolling interest holders	—	—	—	—	—	3,000	3,000	—
Distributions to noncontrolling interest holders	—	—	—	—	—	(1,881)	(1,881)	(3,141)
Disposition of TAO	—	4,859	—	2,824	7,683	(12,265)	(4,582)	(60,735)
Distribution of MSG Entertainment	—	(101,934)	—	33,717	(68,217)	—	(68,217)	—
Balance as of June 30, 2023	$347	$2,376,420	$212,036	$(4,938)	$2,583,865	$—	$2,583,865	$—

See accompanying notes to the consolidated financial statements.

SPHERE ENTERTAINMENT CO.
CONSOLIDATED STATEMENTS OF EQUITY
AND REDEEMABLE NONCONTROLLING INTERESTS
(in thousands)

	Common Stock Issued	Additional Paid-In Capital	(Accumulated Deficit) Retained Earnings	Accumulated Other Comprehensive Loss	Total Equity
Balance as of June 30, 2023	$347	$2,376,420	$212,036	$(4,938)	$2,583,865
Net loss	—	—	(200,649)	—	(200,649)
Other comprehensive loss, net of taxes	—	—	—	(1,629)	(1,629)
Comprehensive loss	—	—	—	(1,629)	(202,278)
Share-based compensation expense	—	50,203	—	—	50,203
Tax withholding associated with shares issued for share-based compensation	6	(16,549)	—	—	(16,543)
Purchase of capped call related to 3.50% Convertible Senior Notes due 2028	—	(14,309)	—	—	(14,309)
Distribution of MSG Entertainment	—	5,787	—	—	5,787
Exercise of stock options	1	8,826	—	—	8,827
Balance as of June 30, 2024	$354	$2,410,378	$11,387	$(6,567)	$2,415,552

See accompanying notes to the consolidated financial statements.

SPHERE ENTERTAINMENT CO.
CONSOLIDATED STATEMENTS OF EQUITY
AND REDEEMABLE NONCONTROLLING INTERESTS
(in thousands)

	Common Stock Issued	Additional Paid-In Capital	(Accumulated Deficit) Retained Earnings	Accumulated Other Comprehensive Loss	Total Equity
Balance as of June 30, 2024	$354	$2,410,378	$11,387	$(6,567)	$2,415,552
Net loss	—	—	(231,233)	—	(231,233)
Other comprehensive loss, net of taxes	—	—	—	(941)	(941)
Comprehensive loss	—	—	—	(941)	(232,174)
Share-based compensation expense	—	35,342	—	—	35,342
Tax withholding associated with shares issued for share-based compensation	5	(17,306)	—	—	(17,301)
Balance as of December 31, 2024	$359	$2,428,414	$(219,846)	$(7,508)	$2,201,419

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
Sphere: This segment reflects SphereTM, a next-generation entertainment medium powered by cutting-edge technologies to create multi-sensory experiences at an unparalleled scale. The Company’s first Sphere opened in Las Vegas on September 29, 2023. The venue can accommodate up to 20,000 guests and can host a wide variety of events year-round, including The Sphere ExperienceTM, which features original immersive productions, as well as concerts and residencies from renowned artists, and marquee sports and corporate events. Production efforts are supported by Sphere StudiosTM, an immersive content studio dedicated to creating multi-sensory entertainment experiences exclusively for Sphere. Sphere Studios is home to a team of creative, production, technology and software experts who provide full in-house creative and production services. The studio campus in Burbank includes a 68,000-square-foot development facility, as well as Big Dome, a 28,000-square-foot, 100-foot high custom dome, with a quarter-sized version of the interior display plane at Sphere in Las Vegas, that serves as a specialized screening, production facility, and lab for content at Sphere. The entire exterior surface of Sphere, referred to as the ExosphereTM, is covered with nearly 580,000 square feet of fully programmable LED paneling, creating the largest LED screen in the world — and an impactful display for artists, brands and partners. In October 2024, the Company and the Department of Culture and Tourism – Abu Dhabi (“DCT Abu Dhabi”) announced that they will work together to bring the world’s second Sphere to Abu Dhabi, United Arab Emirates.
MSG Networks: This segment is comprised of the Company’s regional sports and entertainment networks, MSG Network and MSG Sportsnet, as well as its DTC and authenticated streaming offering, MSG+ (which is now included in the Gotham Sports streaming product). MSG Networks serves the New York designated market area, as well as other portions of New York, New Jersey, Connecticut and Pennsylvania and features a wide range of sports content, including exclusive live local games and other programming of the New York Knicks (the “Knicks”) of the National Basketball Association (the “NBA”) and the New York Rangers (the “Rangers”), New York Islanders, New Jersey Devils and Buffalo Sabres of the National Hockey League (the “NHL”), as well as significant coverage of the New York Giants and the Buffalo Bills of the National Football League.
MSG Entertainment Distribution
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
As of April 20, 2023, the MSG Entertainment business met the criteria for discontinued operations. See Note 4. Discontinued Operations, for more information about the MSGE Distribution.
Following the sales of portions of the MSGE Retained Interest and the repayment of the DDTL Facility (as defined under Note 14. Credit Facilities and Convertible Notes) with MSG Entertainment using a portion of the MSGE Retained Interest, as of September 2023 the Company no longer held any of the outstanding common stock of MSG Entertainment. See Note 8. Investments and Note 14.

SPHERE ENTERTAINMENT CO.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Continued)
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
Since March 31, 2023, the Tao Group Hospitality segment met the criteria for discontinued operations and was classified as a discontinued operation. See Note 4 Discontinued Operations for more information about the Tao Group Hospitality Disposition.
Basis of Presentation
The Company historically reported on a fiscal year basis ending on June 30th. On June 26, 2024, the Company’s Board of Directors (the “Board of Directors”) approved a change in the Company’s fiscal year-end from June 30 to December 31, effective December 31, 2024, resulting in a six-month transition period from July 1, 2024 to December 31, 2024 (the “Transition Period”). In these consolidated financial statements, the fiscal years ended June 30, 2024, 2023 and 2022 are referred to as “Fiscal Year 2024,” “Fiscal Year 2023,” and “Fiscal Year 2022,” respectively, and reflect financial results for the respective twelve-month periods from July 1 to June 30. Unless otherwise noted, all references to “fiscal year” in these financial statements refer to the twelve month fiscal years that, prior to the Transition Period, ended on June 30. When financial results for the Transition Period are compared to financial results for the same period in 2023, the results compare the six-month period from July 1, 2024 through December 31, 2024 to the six-month period from July 1, 2023 through December 31, 2023. The results for the six months ended December 31, 2023 are unaudited. See Note 3. Change in Fiscal Year-End for more information.
The Company has presented both the MSG Entertainment business and Tao Group Hospitality as discontinued operations for all periods presented. See Note 4. Discontinued Operations for more information about the MSGE Distribution and Tao Group Hospitality Disposition.
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
See Note 4. Discontinued Operations, for details regarding the Tao Group Hospitality Disposition and MSGE Distribution.
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
C. Use of Estimates
The preparation of the accompanying consolidated financial statements in conformity with GAAP requires management to make estimates and assumptions about future events. These estimates and the underlying assumptions affect the amounts of assets and liabilities reported, disclosures about contingent assets and liabilities, and reported amounts of revenues and expenses. Such estimates include the provision for credit losses, valuation of investments, goodwill, intangible assets, deferred production content costs, other long-lived assets, deferred tax assets, pension and other postretirement benefit obligations and the related net periodic benefit cost, ultimate revenue (as described below), and other liabilities. In addition, estimates are used in revenue recognition, rights fees expense, performance and share-based compensation, depreciation and amortization, litigation matters and other matters. Management believes its use of estimates in the financial statements to be reasonable.
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
Deferred immersive production costs are amortized beginning in the month the production debuts, in the same ratio that current period actual revenue bears to estimated remaining unrecognized ultimate revenue as of the beginning of the current year. Estimates of ultimate revenues are prepared on an individual production basis and are reviewed regularly by management and revised where necessary to reflect the most current information. Ultimate revenues reflect management’s estimates of future revenue over a period not to exceed ten years following the premiere of the production. Deferred immersive production costs are subject to recoverability assessments whenever there is an indication of potential impairment.
As of December 31, 2024 and June 30, 2024 and 2023, the Company recorded $102,619, $93,081 and $61,421, respectively, in Other non-current assets in the accompanying consolidated balance sheets related to these production costs.
G. Advertising Expenses
Advertising costs are typically charged to expense when incurred. Total advertising costs expensed were $10,960 for the six months ended December 31, 2024 and $25,295, $16,977, and $22,880 for years ended June 30, 2024, 2023 and 2022, respectively.
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
M. Restricted Cash
The Company’s restricted cash includes cash deposited in escrow accounts. The Company has deposited cash in interest-bearing escrow accounts related to credit support, debt facilities, collateral for its operating leases, and general liability insurance obligations.
The carrying amount of restricted cash approximates fair value due to the short-term maturity of these instruments.
N. Short-Term Investments
Short-term investments included investments that (i) had original maturities of greater than three months and (ii) the Company had the ability to convert into cash within one year.
O. Accounts Receivable
Accounts receivable are recorded at net realizable value. The Company maintains an allowance for credit losses to reserve for potentially uncollectible receivables. The allowance for credit losses is estimated based on the Company’s consideration of credit risk and analysis of receivables aging, specific identification of certain receivables that are at risk of not being paid, past collection experience and other factors. The Company recognized an allowance of $35, $10 and $171 as of December 31, 2024 and June 30, 2024 and 2023, respectively.
P. Investments
The Company’s investments are primarily accounted for using the equity method of accounting and are carried at cost, plus or minus the Company’s share of net earnings or losses of the investment, subject to certain other adjustments. The cost of equity method investments includes transaction costs of the acquisition. As required by GAAP, to the extent that there is a basis difference between the cost and the underlying equity in the net assets of an equity investment, the Company allocates such differences between tangible and intangible assets. The Company’s share of net earnings or losses of the investment, inclusive of amortization expense for intangible assets associated with the investment, is reflected in Other (expense) income, net within the Company’s consolidated statements of operations. Dividends received from the investee reduce the carrying amount of the investment. Due to the timing of receiving financial information from certain of its nonconsolidated affiliates, the Company records its share of net earnings or losses of such affiliates on a three-month lag basis, with the exception of the amortization expense of intangible assets which is recorded currently.
The Company elected the fair value option in accounting for the MSGE Retained Interest and as such, did not report the impact to the consolidated statements of operations on a lag for this investment. Initial recognition of this asset required measurement of an unrealized gain or loss when comparing the book value of the investment to fair value. As a result, the Company initially and subsequently measured and recorded changes in the fair value of the MSGE Retained Interest based upon the quoted market price of the MSGE stock on the New York Stock Exchange on a periodic basis within Other (expense) income, net in the accompanying consolidated statements of operations. The Company sold the entirety of the MSGE Retained Interest as of September 30, 2023, and as a result, no longer holds any of the outstanding common stock of MSG Entertainment.
In addition to equity method investments, the Company also has other equity investments without readily determinable fair values. The Company measures equity investments without readily determinable fair values at cost, less any impairment, adjusted for observable price changes from orderly transactions for identical or similar investments of the same issuer. Changes in observable price are reflected within Other (expense) income, net in the accompanying consolidated statements of operations.

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
See Note 9. Property and Equipment, Net and Note 12. Goodwill and Intangible Assets for further discussion.
T. Leases
The Company’s leases primarily consist of a ground lease for the land on which Sphere in Las Vegas has been constructed, corporate office space, storage, and office and other equipment. The Company determines whether an arrangement contains a lease at the inception of the arrangement. If a lease is determined to exist, the lease term is assessed based on the date when the underlying asset is made available by the lessor for the Company’s use. The Company’s assessment of the lease term reflects the non-cancellable term of the lease, inclusive of any rent-free periods and/or periods covered by early-termination options which the Company is reasonably certain not to exercise, as well as periods covered by renewal options which the Company is reasonably certain to exercise. The Company’s lease agreements do not contain material residual value guarantees or material restrictive covenants.
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
X. Defined Benefit Pension Plans and Other Postretirement Benefit Plan
Prior to the MSGE Distribution, the Company sponsored certain employee benefit pension plans and postretirement plans. On the MSGE Distribution Date, the sponsorship of certain of these plans was transferred to MSG Entertainment. The Company accounts for the transferred defined benefit pension plans under the guidance of ASC Topic 715, Compensation — Retirement Benefits. Accordingly, for the defined benefit pension plan liabilities prior to the MSGE Distribution Date, the consolidated financial statements reflected the full impact of such transferred plans on both the consolidated statements of operations and consolidated balance sheets (presented within discontinued operations) and the Company recorded an asset or liability of discontinued operations to recognize the funded status of the defined benefit pension plans (other than multiemployer plans), as well as a liability of discontinued operations only for any required contributions to the defined benefit pension plans that were accrued and unpaid at the balance sheet date. The related pension expenses attributed to the Company were based primarily on pension-eligible compensation of active participants.
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
See Note 15. Pension Plans and Other Postretirement Benefit Plan for further discussion.
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

SPHERE ENTERTAINMENT CO.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Continued)
Foreign currency translation gains and losses are included as a component of accumulated other comprehensive loss as changes in cumulative translation adjustments in the accompanying consolidated balance sheets.
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
As of December 31, 2024, the Company’s unrestricted cash and cash equivalents balance was $501,954, as compared to $539,630 as of September 30, 2024. Included in unrestricted cash and cash equivalents as of December 31, 2024 was (1) $225,329 in advance cash proceeds primarily from ticket sales, a portion of which the Company expects to pay to artists and promoters, and (2) $103,591 of cash and cash equivalents at MSG Networks, which were not available for distribution to the Company in order to maintain compliance with the Forbearance Agreement (as defined below).
Our primary sources of liquidity are cash and cash equivalents and cash flows from the operations of our businesses. The Company’s uses of cash over the next 12 months beyond the issuance date and thereafter are expected to be substantial and include working capital-related items (including funding our operations), capital spending (including the creation of additional original content for Sphere), required debt service payments, payments we expect MSG Networks to make if it is successful in working out its indebtedness, and investments and related loans and advances that we may fund from time to time. We may also use cash to repurchase our common stock. Our decisions as to the use of our available liquidity will be based upon the ongoing review of the funding needs of our businesses, the optimal allocation of cash resources, and the timing of cash flow generation. To the extent that we desire to access alternative sources of funding through the capital and credit markets, market conditions could adversely impact our ability to do so at that time.
Our ability to have sufficient liquidity to fund our operations and refinance our indebtedness is dependent on the ability of Sphere to generate significant positive cash flow. Although Sphere has been embraced by guests, artists, promoters, advertisers and marketing partners, and we anticipate that Sphere will generate substantial revenue and adjusted operating income on an annual basis over time, there can be no assurance that guests, artists, promoters, advertisers and marketing partners will continue to embrace this platform. Original immersive productions, such as Postcard From Earth and V-U2 An Immersive Concert Film, have not been previously pursued on the scale of Sphere, which increases the uncertainty of our operating expectations. To the extent that our efforts do not result in viable shows, or to the extent that any such productions do not achieve expected levels of popularity among audiences, we may not generate the cash flows from operations necessary to fund our operations. To the extent we do not realize expected cash flows from operations from Sphere, we would have to take several actions to improve our financial flexibility and preserve liquidity, including significant reductions in both labor and non-labor expenses as well as reductions and/or deferrals in capital spending. Therefore, while we currently believe we will have sufficient liquidity from cash and cash equivalents and cash flows from operations (including expected cash flows from operations from Sphere) to fund our operations, no assurance can be provided that our liquidity will be sufficient in the event any of the preceding uncertainties facing Sphere are realized over the next 12 months beyond the issuance date.
The principal balance of the Company’s total debt outstanding as of December 31, 2024 was $1,362,875, including $829,125 of debt under the MSGN Term Loan Facility (as defined under Note 14. Credit Facilities and Convertible Notes) which matured without repayment on October 11, 2024 (the “Maturity Date”), and is classified as short-term on the consolidated balance sheets. In anticipation of the Maturity Date, MSG Networks began to pursue a refinancing of its Term Loan through a work-out with its syndicate of lenders. An event of default occurred under the MSGN Credit Agreement due to MSGN L.P.’s failure to make payment on the outstanding principal amount on the Maturity Date, and on October 11, 2024, MSGN L.P. and the MSGN Guarantors (as defined under Note 14. Credit Facilities and Convertible Notes) entered into a Forbearance Agreement (as amended or supplemented from time to time, the “Forbearance Agreement”) with JPMorgan Chase Bank, N.A., as administrative agent, and certain lenders (the “Supporting Lenders”) under the MSG Networks Credit Facilities. Subject to the terms of the Forbearance Agreement, the Supporting Lenders agreed to forbear, during the Forbearance Period (as defined below), from exercising certain of their available remedies under the MSGN Credit Agreement with respect to or arising out of MSGN L.P.’s failure to make payment on the outstanding principal

SPHERE ENTERTAINMENT CO.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Continued)
amount under the MSGN Term Loan Facility on the Maturity Date. The Forbearance Period under the Forbearance Agreement was initially scheduled to expire on November 8, 2024, and has been extended to expire on the earlier to occur of (a) March 26, 2025, or such later date agreed to by MSGN L.P. and the Supporting Lenders that hold a majority in principal amount of term loans held by all Supporting Lenders under the MSGN Term Loan Facility and (b) the date on which any Termination Event (as defined in the Forbearance Agreement) occurs. On February 4, 2025, MSGN L.P. made a $25,000 principal repayment on the MSGN Term Loan Facility (using cash on hand at MSGN L.P.), which reduced the principal balance under the MSGN Term Loan Facility to approximately $804,125. See Note 14. Credit Facilities and Convertible Notes.
MSG Networks will be unable to settle the remaining outstanding principal amount under the MSG Networks Credit Facilities prior to the expiration of the Forbearance Period. As disclosed in Note 14. Credit Facilities and Convertible Notes, all of the outstanding principal amount under the MSG Networks Credit Facilities is guaranteed by the MSGN Guarantors and secured by the MSGN Collateral (each as defined under Note 14. Credit Facilities and Convertible Notes). In the event MSG Networks is unable to successfully refinance or achieve a work-out of the MSGN Term Loan Facility prior to the end of the Forbearance Period (subject to any extensions thereof), the lenders could exercise their remedies under the MSGN Credit Agreement, which would include, but not be limited to, foreclosing on the MSGN Collateral. If MSG Networks is not able to achieve a refinancing or work-out of its indebtedness, the Company believes it is probable that MSG Networks Inc. and/or its subsidiaries would seek bankruptcy protection or the lenders would foreclose on the MSGN Collateral.
In the event of an MSG Networks bankruptcy, the MSG Networks entities whose operations represent the entirety of our MSG Networks segment, would be deconsolidated from our consolidated financial statements effective as of the bankruptcy filing date. In the event of bankruptcy proceedings, MSG Networks Inc. and/or its subsidiaries (and in certain circumstances, its creditors) may elect to investigate and potentially assert claims against the Company and certain of its directors and officers, including for potential claims related to fraudulent transfers, unlawful distributions and payments, veil piercing, alter ego theories, breaches of contracts and unjust enrichment. If such claims are brought, the claimants could seek, among other relief, avoidance of alleged fraudulent transfers and/or unlawful distributions, and monetary damages. In addition, the Company’s stockholders may assert claims against the Company and its directors and officers for breaches of fiduciary duties relating to the Company’s ownership of MSG Networks Inc. and its subsidiaries. Further, the Company would incur legal fees and other expenses in connection with defending any claims. The ultimate court-approved structure and organization of MSG Networks post-bankruptcy could also result in adverse tax consequences to the Company, including the loss of net operating losses (“NOLs”) as a result of any debt extinguishment. Sphere Entertainment Co., Sphere Entertainment Group and the subsidiaries of Sphere Entertainment Group (collectively, the “Non-Credit Parties”) are not legally obligated to fund the outstanding amounts under the MSG Networks Credit Facilities, nor are the assets of the Non-Credit Parties pledged as security under the MSG Networks Credit Facilities. In the event of an exercise of post-default rights and remedies, the Company believes the lenders would have no remedies or recourse against the Non-Credit Parties pursuant to the terms of the MSGN Credit Agreement. In the absence of a refinancing or the achievement of a work-out, management believes it is probable that MSG Networks Inc. and/or its subsidiaries will seek bankruptcy protection or the lenders would foreclose on the MSGN Collateral. While this condition raises substantial doubt about the Company’s ability to continue as a going concern, for the reasons stated above, we have concluded that our plans have effectively alleviated substantial doubt about the Company’s ability to continue as a going concern as of the issuance date.
CC. Recently Issued and Adopted Accounting Pronouncements
Recently Issued Accounting Pronouncements
In December 2023, the Financial Accounting Standards Board (the “FASB”) issued Accounting Standards Update (“ASU”) 2023-09, Improvements to Income Tax Disclosures, a final standard on improvements to income tax disclosures which applies to all entities subject to income taxes. The standard requires disaggregated information about a reporting entity’s effective tax rate reconciliation as well as information on income taxes paid. The standard is intended to benefit investors by providing more detailed income tax disclosures that would be helpful to understand an entity’s exposure to potential changes in jurisdictional tax legislation and the ensuing risks and opportunities, assess income tax information that affects cash flow forecasts and capital allocation decisions, and identify potential opportunities to increase future cash flows. This standard will be effective for the Company for the annual period beginning January 1, 2025 and should be applied prospectively. The Company continues to evaluate the impact of the additional disclosure requirements on the Company’s consolidated financial statements.
In November 2024, the FASB issued ASU 2024-03, Disaggregation of Income Statement Expenses, as amended by ASU 2025-01, which was issued in January 2025, requiring disclosure, in the notes to financial statements, of specified information about certain costs and expenses at each interim and annual reporting period. This ASU provided an effective date for the standard to be for annual periods beginning with the Company’s year ending December 31, 2027, and interim reporting periods beginning in the Company’s year ending December 31, 2028. Early adoption of ASU 2024-03 is permitted. The amended ASU may be applied either prospectively

SPHERE ENTERTAINMENT CO.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Continued)
to financial statements issued for reporting periods after the effective date of this ASU or retrospectively to all prior periods presented in the financial statements. The Company is currently evaluating the impact of the additional disclosure requirements on the Company’s consolidated financial statements.
In November 2024, the FASB issued ASU 2024-04, Induced Conversions of Convertible Debt Instruments, providing clarification on the requirements for determining whether certain settlements of convertible debt should be accounted for as induced conversions. This ASU will be effective for the Company as of and for the annual period ending December 31, 2026, and may be applied either prospectively to financial statements issued for reporting periods after the effective date of this ASU or retrospectively to all prior periods presented in the financial statements. The Company is currently evaluating the impact of adopting this guidance on the Company’s consolidated financial statements.
Recently Adopted Accounting Pronouncements

In November 2023, the FASB issued ASU No. 2023-07, Improvements to Reportable Segment Disclosures. This ASU aims to improve segment disclosures through enhanced disclosures about significant segment expenses. The standard requires disclosure of significant expense categories and amounts for such expenses, including those segment expenses that are regularly provided to the chief operating decision maker, easily computable from information that is regularly provided, or significant expenses that are expressed in a form other than actual amounts. This standard is effective for the Company as of and for the six-month period ending December 31, 2024 and has been applied retrospectively to all prior periods as presented in Note 20. Segment Information.
Note 3. Change in Fiscal Year-End
On June 26, 2024, the Board of Directors approved a change in the Company’s fiscal year-end from June 30 to December 31, effective December 31, 2024, resulting in a six-month Transition Period from July 1, 2024 to December 31, 2024. Financial statements for the years ended June 30, 2024, 2023 and 2022 continue to be presented on the basis of the Company’s previous fiscal year-end. When financial results for the Transition Period are compared to financial results for the same period in 2023, the results compare the six-month period from July 1, 2024 through December 31, 2024 to the six-month period from July 1, 2023 through December 31, 2023. The results for the six months ended December 31, 2023 are unaudited.

SPHERE ENTERTAINMENT CO.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Continued)
The following is selected financial data for the Transition Period ended December 31, 2024 and the comparable prior year period.

	Six Months Ended
	December 31,
	2024	(Unaudited) 2023
Revenues	$536,203	$432,164
Direct operating expenses	(306,871)	(244,265)
Selling, general, and administrative expenses	(254,263)	(202,664)
Depreciation and amortization	(165,232)	(94,290)
Impairment and other (losses) gains, net	(65,233)	(115,738)
Restructuring charges	(5,164)	(4,678)
Operating loss	(260,560)	(229,471)
Interest income	11,413	10,304
Interest expense	(57,388)	(25,828)
Other (expense) income, net	(44)	41,066
Loss from continuing operations before income taxes	(306,579)	(203,929)
Income tax benefit	75,346	97,753
Loss from continuing operations	(231,233)	(106,176)
Loss from discontinued operations, net of taxes	—	(647)
Net loss	(231,233)	(106,823)

Basic loss per common share
Continuing operations	$(6.45)	$(3.02)
Discontinued operations	—	(0.02)
Basic (loss) earnings per common share attributable to Sphere Entertainment Co.’s stockholders	$(6.45)	$(3.04)

Diluted loss per common share
Continuing operations	$(6.45)	$(3.02)
Discontinued operations	—	(0.02)
Diluted loss per common share attributable to Sphere Entertainment Co.’s stockholders	$(6.45)	$(3.04)

Weighted-average number of common shares outstanding:
Basic	35,859	35,110
Diluted	35,859	35,110
Note 4. Discontinued Operations
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

SPHERE ENTERTAINMENT CO.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Continued)
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

The tables below set forth, for the periods presented, the operating results of the disposal groups. Amounts presented below differ from historically reported results for the MSG Entertainment and Tao Group Hospitality business segments in order to reflect discontinued operations presentation.

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
As permitted under ASC Subtopic 205-20-50-5b(2), the Company has elected not to adjust the consolidated statements of cash flows for the years ended June 30, 2024, 2023, and 2022 to exclude cash flows attributable to discontinued operations. The table below sets forth, for the periods presented, significant selected financial information related to discontinued operations included in the accompanying consolidated financial statements:

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

SPHERE ENTERTAINMENT CO.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Continued)
Note 5. Revenue Recognition
All revenue recognized in the consolidated statements of operations is considered to be revenue from contracts with customers in accordance with ASC Topic 606 — Revenue From Contracts with Customers, except for revenues from sublease arrangements as disclosed below. For all periods presented, the Company did not have any material provisions for credit losses on receivables or contract assets arising from contracts with customers.
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
MSG Networks Segment
The MSG Networks segment generates revenues principally from distribution fees, as well as from the sale of advertising. Distribution revenue includes both affiliation fee revenue earned from fees charged to cable, satellite, fiber-optic and other platforms (“Distributors”) for the right to carry the Company’s networks as well as MSG Networks’ revenue earned from subscriptions and single game purchases on MSG+ included in the Gotham Sports app. Advertising revenue is largely derived from the sale of inventory in MSG Networks’ live professional sports programming, and as such, a significant share of this revenue has historically been earned in the three months ending March 31 and December 31. The performance obligation under affiliation agreements with Distributors is satisfied as MSG Networks provides its programming over the term of the agreement. Media related revenue as presented below includes both distribution revenue earned from Distributors for the right to carry the Company’s networks as well as revenue earned from subscriptions and single game purchases on MSG+, included in the Gotham Sports app.
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
Disaggregation of Revenue
The following tables disaggregate the Company’s revenue by major source and reportable segment based upon the timing of transfer of goods or services to the customer for the six months ended December 31, 2024 and years ended June 30, 2024, 2023, and 2022:

	Six Months Ended December 31, 2024
	Sphere	MSG Networks	Total
Event-related (a)	$253,305	$—	$253,305
Sponsorship, signage, Exosphere advertising, and suite licenses (b)	28,726	723	29,449
Media related, primarily from affiliation agreements (b)	—	237,280	237,280
Other	12,614	2,108	14,722
Total revenues from contracts with customers	$294,645	$240,111	$534,756
Revenues from subleases	1,447	—	1,447
Total revenues	$296,092	$240,111	$536,203

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
In addition to the disaggregation of the Company’s revenue by major source based upon the timing of transfer of goods or services to the customer disclosed above, the following tables disaggregate the Company’s consolidated revenues by type of goods or services in accordance with the required entity-wide disclosure requirements of ASC Subtopic 280-10-50-38 to 40 and the disaggregation of revenue required disclosures in accordance with ASC Subtopic 606-10-50-5 for the six months ended December 31, 2024 and years ended June 30, 2024, 2023 and 2022.

	Six Months Ended December 31, 2024
	Sphere	MSG Networks	Total
Ticketing and venue license fee revenues (a)	$219,638	$—	$219,638
Sponsorship, signage, Exosphere advertising, and suite revenues	40,104	—	40,104
Food, beverage and merchandise revenues	34,903	—	34,903
Media networks revenues (b)	—	240,111	240,111
Total revenues from contracts with customers	$294,645	$240,111	$534,756
Revenues from subleases	1,447	—	1,447
Total revenues	$296,092	$240,111	$536,203

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
Contract Balances
The following table provides information about contract balances from the Company’s contracts with customers as of December 31, 2024 and June 30, 2024 and 2023.

	As of December 31,	As of June 30,
	2024	2024	2023
Receivables from contracts with customers, net (a)	$154,949	$228,230	$115,039
Contract assets, current (b)	1,500	1,500	314
Contract assets, non-current (b)	1,307	907	—
Deferred revenue, including non-current portion (c)	138,057	97,151	27,397
_________________
(a)    As of December 31, 2024 and June 30, 2024 and 2023 the Company’s receivables from contracts with customers above included $325, $0 and $2,730, respectively, related to various related parties. See Note 19. Related Party Transactions for further details on these related party arrangements.
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
(c)    Revenue recognized for the six months ended December 31, 2024 relating to the deferred revenue balance as of June 30, 2024 was $52,278.

SPHERE ENTERTAINMENT CO.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Continued)
Transaction Price Allocated to the Remaining Performance Obligations
The following table depicts the estimated revenue expected to be recognized in the future related to performance obligations that are unsatisfied (or partially unsatisfied) as of December 31, 2024. This includes performance obligations under sponsorship agreements that have original expected durations longer than one year and for which the respective consideration is not variable. In developing the estimated revenue, the Company applies the allowable practical expedient and does not disclose information about remaining performance obligations that have original expected durations of one year or less.

As of December 31, 2024
Year ending December 31, 2025	$79,736
Year ending December 31, 2026	59,191
Year ending December 31, 2027	33,414
Year ending December 31, 2028	16,658
Year ending December 31, 2029	12,354
Thereafter	7,284
$208,637
Note 6. Restructuring Charges
During the six months ended December 31, 2024, the Company incurred costs for termination benefits for certain executives and employees primarily in the Sphere segment. As a result, the Company recognized restructuring charges of $5,164, inclusive of $700 of share-based compensation expenses, which were recorded in Accounts payable, accrued and other current liabilities, Other non-current liabilities and Additional paid-in capital on the consolidated balance sheets.
During the year ended June 30, 2024, the Company incurred costs of $9,486, inclusive of $1,166 of share-based compensation expenses for termination benefits for certain executives and employees in the Sphere segment, which were recorded in Accounts payable, accrued and other current liabilities and Additional paid-in capital on the consolidated balance sheets. During the years ended June 30, 2023 and 2022, the Company incurred costs of $27,924, inclusive of $8,118 of share-based compensation expenses, and $13,404, inclusive of $4,254 of share-based compensation expenses, respectively, as a result of the Company’s cost reduction program implemented, which were recorded in Accounts payable, accrued and other current liabilities and Additional paid-in capital on the consolidated balance sheets.
Changes to the Company’s restructuring liability through December 31, 2024 were as follows:

Restructuring Liability
June 30, 2024	$471
Restructuring charges (excluding share-based compensation expense)	4,464
Payments	(1,345)
December 31, 2024	$3,590

SPHERE ENTERTAINMENT CO.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Continued)
Note 7. Computation of (loss) earnings per-share
The following table presents a reconciliation of weighted-average shares used in the calculations of basic and diluted (loss) earnings per common share attributable to Sphere Entertainment Co.’s stockholders.

	Six Months Ended December 31,	Years Ended June 30,
	2024	2024	2023	2022
Net (loss) income available to Sphere Entertainment Co.’s stockholders (numerator):
(Loss) income from continuing operations	$(231,233)	$(224,633)	$172,027	$(137,850)

Income (loss) from discontinued operations, net of taxes	$—	$23,984	$333,653	$(52,297)
Less: Net income attributable to redeemable noncontrolling interests from discontinued operations	—	—	3,925	7,739
Less: Net loss attributable to nonredeemable noncontrolling interests from discontinued operations	—	—	(1,017)	(3,491)
Net (loss) income attributable to discontinued operations per statement of operations	—	23,984	330,745	(56,545)
Adjustment of redeemable noncontrolling interest to redemption value from discontinued operations	—	—	—	(3,173)
Net (loss) income attributable to discontinued operations for EPS:	$—	$23,984	$330,745	$(59,718)

Weighted-average shares (denominator):
Weighted-average shares for basic EPS	35,859	35,301	34,651	34,255
Dilutive effect of shares issuable under share-based compensation plans (a)	—	—	278	—
Weighted-average shares for diluted EPS	35,859	35,301	34,929	34,255
Weighted-average anti-dilutive shares (a)	—	—	800	—

Basic (loss) earnings per common share
Continuing operations	$(6.45)	$(6.36)	$4.96	$(4.02)
Discontinued operations	$—	$0.68	$9.55	$(1.75)
Basic (loss) earnings per common share attributable to Sphere Entertainment Co.’s stockholders	$(6.45)	$(5.68)	$14.51	$(5.77)

Diluted (loss) earnings per common share
Continuing operations	$(6.45)	$(6.36)	$4.93	$(4.02)
Discontinued operations	$—	$0.68	$9.47	$(1.75)
Diluted (loss) earnings per common share attributable to Sphere Entertainment Co.’s stockholders	$(6.45)	$(5.68)	$14.40	$(5.77)
_________________
(a)    For the six months ended December 31, 2024 and years ended June 30, 2024 and 2022 all restricted stock units and stock options were excluded from the above table because the Company reported a net loss for the period presented, and therefore, their impact on reported loss per share would have been antidilutive.

SPHERE ENTERTAINMENT CO.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Continued)
Note 8. Investments
As of December 31, 2024 and June 30, 2024 and 2023, the Company’s investments are included within Investments in the accompanying consolidated balance sheets and consisted of the following:

	Investment Ownership Percentage as of December 31, 2024	Investment as of December 31,	Investment as of June 30,
		2024	2024	2023
Equity method investments:
SACO Technologies Inc. (“SACO”)	30%	$18,095	$18,342	$22,246
Crown Properties Collection LLC (“CPC”)	8%	—	60	—
Gotham Advanced Media and Entertainment, LLC (“GAME”)	50%	10,000	680	—
Holoplot Loan (a)		—	—	20,971
Holoplot	—%	—	—	1,542
MSG Entertainment (b)	—%	—	—	341,039
Equity investments without readily determinable fair values		8,721	8,721	8,721
Other equity investments with readily determinable fair values held in trust under the Company’s Executive Deferred Compensation Plan (c)		3,580	2,925	1,087
Total investments		$40,396	$30,728	$395,606
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
(b)    Following the sale of portions of the MSGE Retained Interest and the repayment of the DDTL Facility (as defined under Note 14. Credit Facilities and convertible Notes) with MSG Entertainment using a portion of the MSGE Retained Interest during Fiscal Year 2024, the Company no longer holds any of the outstanding common stock of MSG Entertainment. The Company elected the fair value option for its investment in MSG Entertainment as of June 30, 2023, when it held approximately 20% of the outstanding shares of common stock of MSG Entertainment (in the form of Class A common stock). The fair value of the investment was determined based on quoted market prices on the New York Stock Exchange (“NYSE”), which were classified within Level I of the fair value hierarchy.
(c)    The Company’s investments with readily determinable fair values are classified within Level I of the fair value hierarchy as they are based on quoted prices in active markets. Refer to Note 15. Pension Plans and Other Postretirement Benefit Plan, for further detail on the Company’s Executive Deferred Compensation Plan.
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
CPC
In March 2024, the Company paid $51 for an 8.3% investment in CPC. CPC’s business consists of representing sports and entertainment brands and venues in connection with the sale of their sponsorship, advertising and marketing partnerships assets, and historically included provision of these services to the Company and MSG Entertainment, which represents MSG Sports sponsorship assets. The Company provided a notice of termination with respect to the commercial agreement with CPC on September 20, 2024 and subsequently negotiated a wind down. On September 30, 2024, the Company received notice from CPC that it was exercising its option to purchase the Company’s interest in CPC. The Company and CPC are currently negotiating the purchase price for that interest. The Company’s share of CPC’s results is picked-up on a three-month lag.

SPHERE ENTERTAINMENT CO.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Continued)
GAME
In January 2024, MSG Networks and YES Network (“YES”) announced they formed GAME, a 50/50 joint venture aimed at capitalizing on technical and operational synergies associated with YES’ and MSG Network’s streaming services. During the six months ended December 2024, the Company contributed a total of $9,320 to GAME as part of its ownership stake. The Company’s share of GAME’s results is picked-up on a three month lag.
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
The following table summarizes the unrealized and realized gains (losses) on the MSGE Retained Interest, which are reported in Other income (expenses), net in the accompanying consolidated statements of operations:

	Years Ended June 30,
	2024	2023
Unrealized gain	$—	$341,039
(Loss) gain from shares sold	(19,027)	204,676
Total realized and unrealized (loss) gain	$(19,027)	$545,715
Supplemental information on realized (loss) gain:
Shares of common stock disposed(a)	1,923	—
Shares of common stock sold(b)	8,221	6,878
Cash proceeds from common stock sold	$256,501	$204,676
_________________
(a)    Refer to Note 14. Credit Facilities and Convertible Notes, for further explanation of the approximately 1,923 shares disposed related to the repayment of the DDTL Facility.
(b)     The sale of approximately 8,221 shares of MSG Entertainment Class A common stock resulted in the cash proceeds from common stock sold.
Executive Deferred Compensation Plan
The Company holds other equity investments with readily determinable fair values in trust under the Company’s Executive Deferred Compensation Plan. The Company recorded unrealized gains of $92, $307, $218, and $0 for the six months ended December 31, 2024 and the years ended June 30, 2024, 2023, and 2022, respectively, within Other (expense) income, net to reflect the remeasurement of the fair value of assets under the Executive Deferred Compensation Plan.

SPHERE ENTERTAINMENT CO.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Continued)
Note 9. Property and Equipment, Net
As of December 31, 2024 and June 30, 2024 and 2023, property and equipment, net consisted of the following:

	As of December 31,	As of June 30,
	2024	2024	2023
Land	$43,838	$44,279	$80,878
Buildings	2,263,750	2,261,150	69,049
Equipment, furniture and fixtures	1,189,495	1,163,361	159,786
Leasehold improvements	23,835	18,497	18,491
Construction in progress	7,496	4,142	3,066,785
Total property and equipment, gross	3,528,414	3,491,429	3,394,989
Less accumulated depreciation and amortization	(492,684)	(333,009)	(87,828)
Total property and equipment, net	$3,035,730	$3,158,420	$3,307,161
The property and equipment balances above include $142,989, $156,234, and $236,593 of capital expenditure accruals (primarily related to Sphere construction) as of December 31, 2024 and June 30, 2024 and 2023, respectively, which are reflected in Accounts payable, accrued and other current liabilities in the accompanying consolidated balance sheets.
Depreciation expense on property and equipment was $161,732, $252,706, $27,601, and $16,794 for the six months ended December 31, 2024 and years ended June 30, 2024, 2023 and 2022, respectively.
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

SPHERE ENTERTAINMENT CO.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Continued)
Note 10. Original Immersive Production Content
The Company’s deferred production content costs for its original immersive productions are included within Other non-current assets in the accompanying consolidated balance sheets.
As of December 31, 2024 and June 30, 2024 and 2023, total deferred immersive production content costs consisted of the following:

	As of December 31,	As of June 30,
	2024	2024	2023
Production content
Released, less amortization	$52,782	$61,005	$—
In-process	49,837	32,076	61,421
Total production content	$102,619	$93,081	$61,421

The following table summarizes the Company’s amortization of production content costs, which is reported in Direct operating expenses in the accompanying consolidated statements of operations for the six months ended December 31, 2024 and years ended June 30, 2024, 2023, and 2022 as follows:

	Six Months Ended December 31,	Years Ended June 30,
	2024	2024	2023	2022
Production content costs (a)	$15,797	$20,427	$—	$—
_________________
(a)    For purposes of amortization and impairment, each deferred immersive production content cost is classified based on its predominant monetization strategy. The Company’s current original immersive productions are monetized individually. Refer to Note 2. Summary of Significant Accounting Policies, for further explanation of the monetization strategy.
Based on the Company’s existing immersive production content, the Company’s annual amortization expense for released deferred immersive production content for each of the succeeding three years as of December 31, 2024 is expected to be as follows:

As of December 31, 2024
Production content released
Year ending December 31, 2025	$13,655
Year ending December 31, 2026	9,810
Year ending December 31, 2027	8,438
Note 11. Leases
The following table summarizes the ROU assets and lease liabilities recorded on the Company’s consolidated balance sheets as of December 31, 2024 and June 30, 2024 and 2023:

	As of December 31,	As of June 30,
	2024	2024	2023
ROU assets	$93,920	$106,468	$84,912
Lease liabilities:
Operating leases, current	19,268	18,548	10,127
Operating leases, non-current	116,668	128,022	110,259
Total lease liabilities	$135,936	$146,570	$120,386

SPHERE ENTERTAINMENT CO.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Continued)
The following table summarizes the activity recorded within the Company’s consolidated statements of operations for the six months ended December 31, 2024 and years ended June 30, 2024, 2023 and 2022:

	Line Item in the Company’s Consolidated Statements of Operations	Six Months Ended December 31,	Years Ended June 30,
		2024	2024	2023	2022
Operating lease cost	Direct operating expenses	$3,124	$3,984	$1,676	$1,287
Operating lease cost	Selling, general and administrative expenses	6,864	14,549	15,925	16,977
Variable lease cost	Direct operating expenses	750	1,740	—	—
Variable lease cost	Selling, general and administrative expenses	—	28	1	20
Total lease cost		$10,738	$20,301	$17,602	$18,284
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
Supplemental cash flow information related to operating leases is as follows:

	Six Months Ended December 31,	Years Ended June 30,
	2024	2024	2023	2022
Cash paid for amounts included in the measurement of operating lease liabilities	$10,049	$19,000	$12,332	$14,400
Lease assets obtained in exchange for new lease obligations	—	33,900	6,435	43,834
For the six months ended December 31, 2024 and years ended June 30, 2024 and 2022, the Company received $1,581, $5,833 and $17,697, respectively, of tenant incentives from a landlord for capital expenditures on behalf of the Company. There were no tenant incentives received in the year ended June 30, 2023.
As of December 31, 2024, maturities of operating lease liabilities were as follows:

As of December 31, 2024
Year ending December 31, 2025	$20,322
Year ending December 31, 2026	16,001
Year ending December 31, 2027	14,975
Year ending December 31, 2028	15,166
Year ending December 31, 2029	15,819
Thereafter	106,206
Total lease payments	188,489
Less imputed interest	52,553
Total lease liabilities	$135,936

SPHERE ENTERTAINMENT CO.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Continued)
The weighted average remaining lease term and weighted average discount rate for our operating leases as of December 31, 2024 and June 30, 2024 and 2023 were as follows:

	As of December 31,	As of June 30,
	2024	2024	2023
Weighted average remaining lease term (in years)	11.3	11.4	12.1
Weighted average discount rate	5.82%	5.89%	5.38%
As of December 31, 2024, the Company’s existing operating leases, which are recorded on the accompanying financial statements, have remaining lease terms ranging from 0.1 years to 17.1 years.
Lessor Arrangements
The Company has sublease arrangements for office and storage spaces where the operating lease revenue is recognized on a straight-line basis over the lease term. The following table summarizes the Company’s sublease revenues for the six months ended December 31, 2024 and years ended June 30, 2024, 2023 and 2022:

	Six Months Ended December 31,	Years Ended June 30,
	2024	2024	2023	2022
Sublease arrangements	$1,447	$3,028	$2,610	$1,900
The maturities of operating lease cash flows to be received on an undiscounted basis for non-cancelable subleases were as follows:

As of December 31, 2024
Year ending December 31, 2025	$2,174
Year ending December 31, 2026	1,026
Total future minimum receipts	$3,200
Note 12. Goodwill and Intangible Assets
The carrying amounts and activity of goodwill from June 30, 2023 through December 31, 2024 were as follows:

	Sphere	MSG Networks	Total
Balance as of June 30, 2023	$32,299	$424,508	$456,807
Activity	13,345	—	13,345
Balance as of June 30, 2024	$45,644	$424,508	$470,152
Activity	1,220	(61,200)	(59,980)
Balance as of December 31, 2024	$46,864	$363,308	$410,172
During August 2024, 2023 and 2022, the Company performed its annual impairment tests of goodwill and determined that there were no impairments identified as of the impairment test date.

On December 31, 2024, MSG Networks’ affiliation agreement with Altice USA (“Altice”), one of its major Distributors, expired, subsequent to which, the Company’s networks were no longer being carried by Altice. The Company and Altice entered into a multi-year renewal of the MSG Networks affiliation agreement on February 22, 2025. In connection with the preparation of the financial statements included in this Form 10-KT, and in light of changes affecting the MSG Networks reporting unit and the programming industry, the Company concluded that a triggering event had occurred for the reporting unit as of December 31, 2024, and performed an interim quantitative impairment test. For the interim impairment test, the Company estimated the fair value of the MSG Networks reporting unit based on a discounted cash flow model (income approach). This approach relied on numerous assumptions and judgments within the model that were subject to various risks and uncertainties. Principal assumptions utilized, all of which are considered Level III inputs under the fair value hierarchy, include the Company’s estimates of future revenue, estimates of future operating cost, margin assumptions, terminal growth rates and the discount rate applied to estimate future cash flows. As a result of the interim impairment test, the Company recorded a non-cash goodwill impairment charge of $61,200 as of December 31, 2024 within the MSG Networks segment.
The Sphere segment’s goodwill carrying amount increased by $13,345 during Fiscal Year 2024 due to the acquisition of Holoplot, refer to Note 8. Investments for further details.

SPHERE ENTERTAINMENT CO.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Continued)
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
The Company’s intangible assets subject to amortization as of December 31, 2024 and June 30, 2024 and 2023 were as follows:

	As of December 31, 2024			As of June 30, 2024			As of June 30, 2023
	Gross carrying amount	Accumulated amortization	Intangible assets, net	Gross carrying amount	Accumulated amortization	Intangible assets, net	Gross carrying amount	Accumulated amortization	Intangible assets, net
Affiliate relationships	$83,044	$(69,806)	$13,238	$83,044	$(68,249)	$14,795	$83,044	$(65,134)	$17,910
Technology	15,508	(2,068)	13,440	15,508	(520)	14,988	—	—	—
Trade name	2,032	(327)	1,705	2,032	(68)	1,964	—	—	—
Other	—	—	—	278	(85)	193	—	—	—
Total	$100,584	$(72,201)	$28,383	$100,862	$(68,922)	$31,940	$83,044	$(65,134)	$17,910
Amortization expense for intangible assets was $3,500, $3,788, $3,115, and $5,768 for the six months ended December 31, 2024 and years ended June 30, 2024, 2023 and 2022 respectively. The Company recognized $17,818 of intangible assets subject to amortization during Fiscal Year 2024 as a result of the acquisition of Holoplot. The weighted-average remaining useful life for the intangible assets acquired is 4.3 years, refer to Note 8. Investments for further details.
The Company’s annual amortization expense for existing intangible assets subject to amortization for each of the succeeding five years is as follows:

	For the years ending December 31,
	2025	2026	2027	2028	2029
Estimated amortization expense	$(6,623)	$(6,623)	$(6,623)	$(6,623)	$(1,948)
Note 13. Commitments and Contingencies
Commitments
As of December 31, 2024, commitments of the Company in the normal course of business in excess of one year were as follows:

	Commitments
	December 31, 2025	December 31, 2026	December 31, 2027	December 31, 2028	December 31, 2029	Thereafter	Total
Sphere
Event-related commitments	$41,227	$17,235	$15,000	$—	$—	$—	$73,462
Letter of credit	899	—	—	—	—	—	899
Other	2,000	2,000	333	—	—	—	4,333
Total Sphere Commitments	$44,126	$19,235	$15,333	$—	$—	$—	$78,694
MSG Networks
Broadcast rights	$270,391	$273,952	$270,527	$264,185	$255,338	$1,434,048	$2,768,441
Purchase commitments	9,176	8,374	1,887	65	—	—	19,502
Total MSG Networks Commitments	$279,567	$282,326	$272,414	$264,250	$255,338	$1,434,048	$2,787,943

Total Commitments	$323,693	$301,561	$287,747	$264,250	$255,338	$1,434,048	$2,866,637
See Note 11. Leases for more information regarding the Company’s contractually obligated minimum lease payments for operating leases having an initial noncancelable term in excess of one year for the Company’s venues. These commitments are presented exclusive of the imputed interest used to reflect the payment’s present value.
See Note 14. Credit Facilities and Convertible Notes for more information regarding the principal repayments required under the MSGN Term Loan Facility, LV Sphere Term Loan Facility and 3.50% Convertible Senior Notes.

SPHERE ENTERTAINMENT CO.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Continued)
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
On March 14, 2023, the parties to the MSG Entertainment Litigation reached an agreement in principle to settle the MSG Entertainment Litigation, without admitting liability, on the terms and conditions set forth in a binding term sheet, which was incorporated into a long-form settlement agreement (the “MSGE Settlement Agreement”) that was filed with the Court on April 20, 2023. The MSGE Settlement Agreement provided for, among other things, the final dismissal of the MSG Entertainment Litigation in exchange for a settlement payment to the Company of approximately $85,000, subject to customary reduction for attorneys’ fees and expenses, in an amount to be determined by the Court. The settlement’s amount was fully funded by the other defendants’ insurers. The MSGE Settlement Agreement was approved by the Court on August 14, 2023, which constituted the final judgment in the action. A realized gain of approximately $62,600 was recognized in Other (expense) income, net on the consolidated statements of operations in connection with the settlement payment to the Company.
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
On April 6, 2023, the parties to the MSG Networks Litigation reached an agreement in principle to settle the MSG Networks Litigation, without admitting liability, on the terms and conditions set forth in a binding term sheet, which was incorporated into a long-form settlement agreement (the “MSGN Settlement Agreement”) that was filed with the Court on May 18, 2023. The MSGN Settlement Agreement provided for, among other things, the final dismissal of the MSG Networks Litigation in exchange for a settlement payment to the plaintiffs and the class of approximately $48,500, of which approximately $28,000 has been paid by the Company and approximately $20,500 has been paid to the plaintiffs by insurers (who agreed to advance these costs subject to final resolution of the parties’ insurance coverage dispute). The MSGN Settlement Agreement was approved by the Court on August 14, 2023, which constituted the final judgment in the action. MSG Networks Inc. has a dispute with its insurers over whether and to what extent there is insurance coverage for the settlement (and has settled with one of the insurers). As of December 31, 2024, approximately $18,000 has been accrued in Accounts payable, accrued and other current liabilities (reduced from approximately $20,500 accrued as of March 31, 2024 in connection with the aforementioned settlement). Unless MSG Networks Inc. and the remaining insurers settle that insurance dispute, it is expected to be finally resolved in a pending Delaware insurance coverage action.

SPHERE ENTERTAINMENT CO.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Continued)
The Company is a defendant in various other lawsuits. Although the outcome of these other lawsuits cannot be predicted with certainty (including the extent of available insurance, if any), management does not believe that resolution of these other lawsuits will have a material adverse effect on the Company.
Note 14. Credit Facilities and Convertible Notes
The following table summarizes the presentation of the outstanding balances under the Company’s credit agreements and convertible notes as of December 31, 2024 and June 30, 2024 and 2023:

	As of December 31, 2024			As of June 30, 2024			As of June 30, 2023
	Principal	Unamortized Deferred Financing Costs	Net	Principal	Unamortized Deferred Financing Costs	Net	Principal	Unamortized Deferred Financing Costs	Net
Current portion
MSG Networks Term Loan	$829,125	$—	$829,125	$849,750	$(313)	$849,437	$82,500	$—	$82,500
Current portion of long-term debt, net	$829,125	$—	$829,125	$849,750	$(313)	$849,437	$82,500	$—	$82,500

	As of December 31, 2024				As of June 30, 2024				As of June 30, 2023
	Principal	Debt Discount	Unamortized Deferred Financing Costs	Net	Principal	Debt Discount	Unamortized Deferred Financing Costs	Net	Principal	Unamortized Deferred Financing Costs	Net
Non-current portion
MSG Networks Term Loan	$—	$—	$—	$—	$—	$—	$—	$—	$849,750	$(1,483)	$848,267
LV Sphere Term Loan Facility	275,000	—	(3,240)	271,760	275,000	—	(3,788)	271,212	275,000	(4,880)	270,120
3.50% Convertible Senior Notes	258,750	(5,595)	(905)	252,250	258,750	(6,314)	(913)	251,523	—	—	—
Long-term debt, net	$533,750	$(5,595)	$(4,145)	$524,010	$533,750	$(6,314)	$(4,701)	$522,735	$1,124,750	$(6,363)	$1,118,387
MSG Networks Credit Facilities
General. In September 2019, MSGN Holdings, L.P. (“MSGN L.P.”), MSGN Eden, LLC, an indirect subsidiary of the Company and the general partner of MSGN L.P., Regional MSGN Holdings LLC, an indirect subsidiary of the Company and the limited partner of MSGN L.P. (collectively with MSGN Eden, LLC, the “MSGN Holdings Entities”), and certain subsidiaries of MSGN L.P. entered into a credit agreement (as amended and restated on October 11, 2019, and as further amended through May 30, 2023, the “MSGN Credit Agreement”) providing for: (i) an initial $1,100,000 term loan facility (the “MSGN Term Loan Facility”) and (ii) a $250,000 revolving credit facility (the “MSGN Revolving Credit Facility” and together with the MSGN Term Loan Facility, the “MSG Networks Credit Facilities”), each with a term of five years.
The MSGN Credit Agreement matured on October 11, 2024. On the Maturity Date, MSGN L.P. failed to repay the principal amount of $829,125 outstanding under the MSGN Term Loan Facility and an event of default occurred pursuant to the MSGN Credit Agreement. On the Maturity Date, all revolving credit commitments under the MSGN Revolving Credit Facility terminated.
On October 11, 2024, MSGN L.P. entered into the Forbearance Agreement by and among MSGN L.P., the guarantors identified therein, JPMorgan Chase Bank, N.A., as administrative agent, and the Supporting Lenders under the MSG Networks Credit Facilities. Subject to the terms of the Forbearance Agreement, the Supporting Lenders agreed to forbear, during the Forbearance Period, from exercising certain of their available remedies under the MSGN Credit Agreement with respect to or arising out of MSGN L.P.’s failure to make payment on the outstanding principal amount under the MSGN Term Loan Facility on the Maturity Date.
The Forbearance Period under the Forbearance Agreement was initially scheduled to expire on November 8, 2024, and has been extended to expire on the earlier to occur of (a) March 26, 2025, or such later date agreed to by MSGN L.P. and the Supporting Lenders that hold a majority in principal amount of term loans held by all Supporting Lenders under the MSGN Term Loan Facility and (b) the date on which any Termination Event (as defined in the Forbearance Agreement) occurs. On February 4, 2025, MSGN L.P. made a $25,000 principal repayment on the MSGN Term Loan Facility (using cash on hand at MSGN L.P.), which reduced the principal balance under the MSGN Term Loan Facility to approximately $804,125.

SPHERE ENTERTAINMENT CO.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Continued)
Interest Rates. Prior to the Maturity Date, borrowings under the MSGN Credit Agreement bore interest at a floating rate, which at the option of MSGN L.P. could be either (i) a base rate plus an additional rate ranging from 0.25% to 1.25% per annum (determined based on a total net leverage ratio), or (ii) adjusted Term SOFR (i.e., Term SOFR plus 0.10%) plus an additional rate ranging from 1.25% to 2.25% per annum (determined based on a total leverage ratio). Upon a payment default in respect of principal, interest or other amounts due and payable under the MSGN Credit Agreement or related loan documents, default interest accrue on all overdue amounts at an additional rate of 2.00% per annum. During the Forbearance Period, interest on all outstanding obligations under the MSGN Term Loan Facility, including the unpaid principal amount of the term loan, accrue at the default rate consisting of (i) adjusted Term SOFR (i.e., Term SOFR plus 0.10%) plus an additional rate ranging from 1.25% to 2.25% per annum (determined based on a total leverage ratio), plus (ii) the additional rate of 2.00% per annum. The default rate on the MSGN Term Loan Facility as of December 31, 2024 was 8.44%.
Principal Repayments. Prior to the Maturity Date, subject to customary notice and minimum amount conditions, MSGN L.P. could voluntarily repay outstanding loans under the MSGN Credit Agreement at any time, in whole or in part, without premium or penalty (except for customary breakage costs with respect to Eurodollar loans). The MSGN Term Loan Facility amortized quarterly in accordance with its terms beginning March 31, 2020 through September 30, 2024 with a final maturity date of October 11, 2024. Prior to the Maturity Date, MSGN L.P. was required to make mandatory prepayments in certain circumstances, including without limitation from the net cash proceeds of certain sales of assets (including MSGN Collateral) or casualty insurance and/or condemnation recoveries (subject to certain reinvestment, repair or replacement rights) and the incurrence of certain indebtedness, subject to certain exceptions.
Covenants. All borrowings under the MSGN Credit Agreement are subject to the satisfaction of customary conditions, including absence of a default and accuracy of representations and warranties. The MSGN Credit Agreement generally requires the MSGN Holdings Entities and MSGN L.P. and its restricted subsidiaries on a consolidated basis to comply with a maximum total leverage ratio of 5.50:1.00, subject, at the option of MSGN L.P. to an upward adjustment to 6.00:1.00 during the continuance of certain events. In addition, the MSGN Credit Agreement requires a minimum interest coverage ratio of 2.00:1.00 for the MSGN Holdings Entities and MSGN L.P. and its restricted subsidiaries on a consolidated basis. Compliance with the financial covenants is tested on the date that MSGN L.P. delivers financial statements for the relevant period to the lenders, which financial statements are due by April 30, 2025 for the period ended December 31, 2024 (or such later date as agreed among the parties). Upon delivery of such financial statements, the MSGN Holdings Entities and MSGN L.P. and its restricted subsidiaries would not be able to show compliance with the financial covenants as of December 31, 2024. MSG Networks anticipates seeking a waiver from the lenders prior to April 30, 2025 (or such later date as agreed among the parties).
Effective February 4, 2025, the Forbearance Agreement also contains covenants that require MSGN Holdings Entities and MSGN L.P. and its restricted subsidiaries to hold an amount of cash in accounts subject to a control agreement in favor of the administrative agent as of the close of business of each Test Date (as defined in the Forbearance Agreement to include each Friday between February 4, 2025 and March 21, 2025 with an additional Test Date on March 26, 2025) that is equal to or more than the corresponding Minimum Liquidity Amount set forth in the Forbearance Agreement for such Test Date. As of February 28, 2025, the MSGN Holdings Entities were in compliance with the Minimum Liquidity Amount covenant set forth in the Forbearance Agreement.
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

SPHERE ENTERTAINMENT CO.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Continued)
LV Sphere Term Loan Facility
General. On December 22, 2022, MSG Las Vegas, LLC (“MSG LV”), an indirect, wholly-owned subsidiary of the Company, entered into a credit agreement with JP Morgan Chase Bank, N.A., as administrative agent and the lenders party thereto, providing for a five-year, $275,000 senior secured term loan facility (as amended, the “LV Sphere Term Loan Facility”).
Interest Rates. Borrowings under the LV Sphere Term Loan Facility bear interest at a floating rate, which at the option of MSG LV may be either (i) a base rate plus a margin of 3.375% per annum or (ii) adjusted Term SOFR (i.e., Term SOFR plus 0.10%) plus a margin of 4.375% per annum. The interest rate on the LV Sphere Term Loan Facility as of December 31, 2024 was 8.85%.
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
The debt service coverage ratio covenant began testing in the fiscal quarter ended December 31, 2023 on a historical basis and on a prospective basis. Both the historical and prospective debt service coverage ratios are required to be at least 1.35:1.00. As of December 31, 2024, the historical and prospective debt service coverage ratios were 7.16:1.00 and 11.21:1.00, respectively. In addition, among other conditions, MSG LV is not permitted to make distributions to Sphere Entertainment Group unless the historical and prospective debt service coverage ratios are at least 1.50:1.00. The minimum liquidity level for Sphere Entertainment Group is set at $50,000, with $25,000 required to be held in cash or cash equivalents, and is tested as of the last day of each fiscal quarter based on Sphere Entertainment Group’s unencumbered liquidity, consisting of cash and cash equivalents and available lines of credit, as of such date.
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

SPHERE ENTERTAINMENT CO.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Continued)
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

SPHERE ENTERTAINMENT CO.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Continued)
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
Debt Maturities
Debt maturities over the next five years for the outstanding principal balance under the MSG Networks Credit Facilities, LV Sphere Term Loan Facility and 3.50% Convertible Senior Notes as of December 31, 2024 were as follows:

	MSG Networks Credit Facilities	LV Sphere Term Loan Facility	3.50% Convertible Senior Notes	Total
Mature and outstanding debt for the period ended December 31, 2024	$829,125	$—	—	$829,125
12 months ending December 31, 2025	—	$—	—	—
12 months ending December 31, 2026	—	—	—	—
12 months ending December 31, 2027	—	275,000	—	275,000
12 months ending December 31, 2028	—	—	258,750	258,750
12 months ending December 31, 2029	—	—	—	—
Thereafter	—	—	—	—
Total debt	$829,125	$275,000	$258,750	$1,362,875
Interest payments and loan principal repayments made by the Company under the credit agreements for the six months ended December 31, 2024 and years ended June 30, 2024, 2023 and 2022 were as follows:

	Interest Payments				Loan Principal Repayments
	Six Months Ended December 31,	Years Ended June 30,			Six Months Ended December 31,	Years Ended June 30,
	2024	2024	2023	2022	2024	2024	2023	2022
MSG Networks Credit Facilities	$35,074	$68,297	$58,311	$19,173	$20,625	$82,500	$66,000	$49,500
LV Sphere Term Loan Facility	13,429	26,894	12,825	—	—	—	—	—
Delayed Draw Term Loan Facility	—	460	—	—	—	65,000	—	—
3.50% Convertible Senior Notes	4,528	4,352	—	—	—	—	—	—
Total Payments	$53,031	$100,003	$71,136	$19,173	$20,625	$147,500	$66,000	$49,500
The carrying value and fair value of the Company’s debt reported in the accompanying consolidated balance sheets as of December 31, 2024 and June 30, 2024 and 2023 were as follows:

	As of December 31, 2024		As of June 30, 2024		As of June 30, 2023
	Carrying Value (a)	Fair Value	Carrying Value (a)	Fair Value	Carrying Value (a)	Fair Value
Liabilities:
MSG Networks Credit Facilities	$829,125	$335,796	$849,750	$845,501	$932,250	$927,589
LV Sphere Term Loan Facility	275,000	273,625	275,000	273,625	275,000	272,250
3.50% Convertible Senior Notes	253,155	353,246	252,436	316,296	—	—
Total debt	$1,357,280	$962,667	$1,377,186	$1,435,422	$1,207,250	$1,199,839
_________________
(a)    The total carrying value of the Company’s debt as of December 31, 2024 and June 30, 2024 and 2023 is equal to the current and non-current principal payments for the Company’s debt, excluding unamortized deferred financing costs of $4,145, $5,014 and $6,363, respectively.

SPHERE ENTERTAINMENT CO.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Continued)
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

SPHERE ENTERTAINMENT CO.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Continued)
The following table summarizes the projected benefit obligations, assets, funded status and the amounts recorded on the Company’s consolidated balance sheets as of December 31, 2024 and June 30, 2024 and 2023, associated with the Pension Plans and Postretirement Plan based upon actuarial valuations as of those measurement dates.

	Pension Plans			Postretirement Plan
	As of December 31,	As of June 30,		As of December 31,	As of June 30,
	2024	2024	2023	2024	2024	2023
Change in benefit obligation:
Benefit obligation at beginning of period	$37,765	$38,136	$39,683	$1,726	$1,799	$1,598
Service cost	97	243	245	9	18	20
Interest cost	989	1,995	1,755	47	89	68
Actuarial (gain) loss (a)	(233)	(262)	(1,485)	488	60	292
Benefits paid	(1,185)	(2,347)	(2,153)	(439)	(240)	(179)
Acquisitions	—	—	141	—	—	—
Plan settlements paid	(60)	—	(50)	—	—	—
Benefit obligation at end of period	37,373	37,765	38,136	1,831	1,726	1,799
Change in plan assets:
Fair value of plan assets at beginning of period	17,668	17,976	18,756	—	—	—
Actual return on plan assets	178	351	(312)	—	—	—
Employer contributions	500	500	500	—	—	—
Benefits paid	(614)	(1,159)	(968)	—	—	—
Fair value of plan assets at end of period	17,732	17,668	17,976	—	—	—
Funded status at end of period	$(19,641)	$(20,097)	$(20,160)	$(1,831)	$(1,726)	$(1,799)
_________________
(a)    In the six months ended December 31, 2024, and years ended June 30, 2024, and 2023, the actuarial gains on the benefit obligations were primarily due to a net increase in discount rates.
Amounts recognized in the consolidated balance sheets as of December 31, 2024 and June 30, 2024 and 2023 consisted of:

	Pension Plans			Postretirement Plan
	As of December 31,	As of June 30,		As of December 31,	As of June 30,
	2024	2024	2023	2024	2024	2023
Current liabilities (included in Accounts payable, accrued, and other current liabilities)	$(1,487)	$(1,414)	$(1,355)	$(207)	$(205)	$(157)
Non-current liabilities (included in Other non-current liabilities)	(18,154)	(18,683)	(18,805)	(1,624)	(1,521)	(1,642)
	$(19,641)	$(20,097)	$(20,160)	$(1,831)	$(1,726)	$(1,799)
Accumulated other comprehensive loss, before income tax, as of December 31, 2024 and June 30, 2024 and 2023 consisted of the following amounts that have not yet been recognized in net periodic benefit cost:

	Pension Plans			Postretirement Plan
	As of December 31,	As of June 30,		As of December 31,	As of June 30,
	2024	2024	2023	2024	2024	2023
Actuarial (loss) gain	$(7,353)	$(7,376)	$(7,249)	$(369)	$120	$203

SPHERE ENTERTAINMENT CO.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Continued)
The following table presents components of net periodic benefit cost for the Pension Plans and Postretirement Plan included in the accompanying consolidated statements of operations for the six months ended December 31, 2024 and years ended June 30, 2024, 2023 and 2022. Service cost is recognized in Direct operating expenses and Selling, general and administrative expenses. All other components of net periodic benefit cost are reported in Other (expense) income, net.

	Pension Plans				Postretirement Plan
	Six Months Ended December 31,	Years Ended June 30,			Six Months Ended December 31,	Years Ended June 30,
	2024	2024	2023	2022	2024	2024	2023	2022
Service cost	$97	$243	$245	$371	$9	$18	$20	$27
Interest cost	989	1,995	1,755	1,048	47	89	68	31
Expected return on plan assets	(476)	(970)	(853)	(858)	—	—	—	—
Recognized actuarial loss (gain)	169	335	358	585	—	(23)	(69)	(27)
Settlement gain	1	—	(12)	—	—	—	—	—
Net periodic benefit cost	$780	$1,603	$1,493	$1,146	$56	$84	$19	$31
Other pre-tax changes in plan assets and benefit obligations recognized in other comprehensive (loss) income for the six months ended December 31, 2024 and years ended June 30, 2024, 2023 and 2022 were as follows:

	Pension Plans				Postretirement Plan
	Six Months Ended December 31,	Years Ended June 30,			Six Months Ended December 31,	Years Ended June 30,
	2024	2024	2023	2022	2024	2024	2023	2022
Actuarial (loss) gain, net	$(148)	$(463)	$288	$3,318	$(488)	$(60)	$(292)	$243
Recognized actuarial loss (gain)	169	335	358	585	—	(23)	(69)	(27)
Settlement gain	1	—	(12)	—	—	—	—	—
Total recognized in other comprehensive (loss) income	$22	$(128)	$634	$3,903	$(488)	$(83)	$(361)	$216
Funded Status
The accumulated benefit obligation for the pension plans aggregated to $37,208, $37,587, and $37,842 at December 31, 2024 and June 30, 2024 and 2023, respectively. As of December 31, 2024 and June 30, 2024 and 2023, each of the pension plans had accumulated benefit obligations and projected benefit obligations in excess of plan assets.

SPHERE ENTERTAINMENT CO.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Continued)
Pension Plans and Postretirement Plan Assumptions
Weighted-average assumptions used to determine benefit obligations (made at the end of the period) as of December 31, 2024 and June 30, 2024 and 2023 were as follows:

	Pension Plans			Postretirement Plan
	As of December 31,	As of June 30,		As of December 31,	As of June 30,
	2024	2024	2023	2024	2024	2023
Discount rate	5.59%	5.51%	5.34%	5.32%	5.40%	5.41%
Rate of compensation increase	3.00%	3.00%	3.00%	n/a	n/a	n/a
Interest crediting rate	4.32%	4.55%	3.77%	n/a	n/a	n/a
Healthcare cost trend rate assumed for next year	n/a	n/a	n/a	7.50%	6.75%	7.00%
Rate to which the cost trend rate is assumed to decline (the ultimate trend rate)	n/a	n/a	n/a	5.00%	5.00%	5.00%
Year that the rate reaches the ultimate trend rate	n/a	n/a	n/a	2035	2032	2032
Weighted-average assumptions used to determine net periodic benefit cost (made at the beginning of the period) for the six months ended December 31, 2024 and years ended June 30, 2024, 2023 and 2022 are as follows:

	Pension Plans				Postretirement Plan
	Six Months Ended December 31,	Years Ended June 30,			Six Months Ended December 31,	Years Ended June 30,
	2024	2024	2023	2022	2024	2024	2023	2022
Discount rate - projected benefit obligation	5.51%	5.33%	4.81%	1.36%	5.39%	5.41%	4.66%	2.25%
Discount rate - service cost	5.69%	5.52%	5.06%	3.13%	5.48%	5.39%	4.89%	2.62%
Discount rate - interest cost	5.43%	5.40%	4.55%	2.18%	5.39%	5.47%	4.38%	1.75%
Expected long-term return on plan assets	6.13%	5.65%	5.00%	3.96%	n/a	n/a	n/a	n/a
Rate of compensation increase	3.00%	3.00%	3.00%	3.00%	n/a	n/a	n/a	n/a
Interest crediting rate	4.55%	4.55%	3.77%	2.76%	n/a	n/a	n/a	n/a
Healthcare cost trend rate assumed for next year	n/a	n/a	n/a	n/a	6.75%	7.00%	6.00%	6.25%
Rate to which the cost trend rate is assumed to decline (the ultimate trend rate)	n/a	n/a	n/a	n/a	5.00%	5.00%	5.00%	5.00%
Year that the rate reaches the ultimate trend rate	n/a	n/a	n/a	n/a	2032	2032	2027	2027
The discount rates were determined (based on the expected duration of the benefit payments for the plans) from the Willis Towers Watson U.S. Rate Link: 40-90 Discount Rate Model as of December 31, 2024 and June 30, 2024, 2023 and 2022 to select a rate at which the Company believed the plans’ benefits could be effectively settled. This model was developed by examining the yields on selected highly rated corporate bonds. The expected long-term return on plan assets is based on a periodic review and modeling of the plans’ asset allocation structures over a long-term horizon. Expectations of returns for each asset class are the most important of the assumptions used in the review and modeling and are based on comprehensive reviews of historical data, forward-looking economic outlook, and economic/financial market theory. The expected long-term rate of return was selected from within the reasonable range of rates determined by (i) historical returns for the asset classes covered by the investment policy and (ii) projections of returns over the long-term period during which benefits are payable to plan participants.

SPHERE ENTERTAINMENT CO.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Continued)
Plan Assets and Investment Policy
The weighted-average asset allocation of the pension plan assets as of December 31, 2024 and June 30, 2024 and 2023 was as follows:

	As of December 31,	As of June 30,
Asset Classes (a):	2024	2024	2023
Fixed income securities	95%	72%	75%
Cash equivalents	5%	28%	25%
	100%	100%	100%
_________________
(a)    The Company’s target allocation for the assets of the Networks 1212 Plan is 100% fixed income securities as of December 31, 2024 and June 30, 2024 and 2023.
Investment allocation decisions have been made by the Company’s Investment and Benefits Committee. The Investment and Benefits Committee utilizes the services of an investment manager to actively manage the assets of the Pension Plans, as applicable. The Company has established asset allocation targets and investment policies and guidelines with the investment manager. The investment manager takes into account expected long-term risks, returns, correlation, and other prudent investment assumptions when recommending asset classes and investment managers to the Company’s Investment and Benefits Committee. The investment manager also considers each applicable Pension Plans’ liabilities when making investment allocation recommendations. The majority of the Pension Plans’ assets are invested in fixed income securities.
Investments at Estimated Fair Value
The cumulative fair values of the individual plan assets at December 31, 2024 and June 30, 2024 and 2023 by asset class were as follows:

	Fair Value Hierarchy	As of December 31,	As of June 30,
		2024	2024	2023
Money market fund (a)	I	$990	$4,924	$4,533
U.S. Government agency obligations (b)	II	3,681	—	—
Common collective trust (c)	II	13,061	12,744	13,443
Total investments measured at fair value		$17,732	$17,668	$17,976
_________________
(a)    Money market funds are classified within Level I of the fair value hierarchy as they are valued using observable inputs that reflect quoted prices for identical assets in active markets.
(b)    U.S. Government agency obligations are classified within Level II of the fair value hierarchy as they are valued daily using institutional bond quotes based on evaluations based on various market and industry inputs.
(c)    Common collective trust (CCT) is a non-exchange traded fund, classified within Level II of the fair value hierarchy at its net asset value (NAV) as reported by the Trustee. The NAV is based on the fair value of the underlying investments held by the fund which are based on quoted market prices less its liabilities. The CCT publishes daily NAV and use such value as the basis for current transactions.
Contributions for Qualified Defined Benefit Pension Plans
During September 2024, the Company contributed $500 to the Networks 1212 Plan. The Company expects to contribute $750 to the Networks 1212 Plan in 2025.
Estimated Future Benefit Payments
The following table presents estimated future yearly benefit payments for the Pension Plans and Postretirement Plan:

	Pension Plans	Postretirement Plan
Year ending December 31, 2025	$2,974	$212
Year ending December 31, 2026	$3,128	$209
Year ending December 31, 2027	$2,998	$219
Year ending December 31, 2028	$3,022	$220
Year ending December 31, 2029	$3,213	$223
Years ending December 31, 2030 – 2034	$14,992	$942

SPHERE ENTERTAINMENT CO.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Continued)
Defined Contribution Plan
The Company sponsors the MSGN Holdings, L.P. Excess Savings Plan and the Sphere Entertainment Excess Savings Plan. The Company also participates in the Madison Square Garden 401(k) Savings Plan (the “401(k) Plan”) and the Madison Square Garden 401(k) Union Plan. For the six months ended December 31, 2024 and years ended June 30, 2024, 2023 and 2022, expenses related to the Savings Plans that are included in the accompanying consolidated statements of operations were $4,322, $6,376, $7,421 and $5,778, respectively.
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
The Company was not listed in any of the multiemployer plans’ 5500s as providing more than 5% of the total contributions. There were no multiemployer defined benefit pension plans, to which the Company contributes, that were in a redzone (which are plans that are generally less than 65% funded) for the most recent Pension Protection Act zone status available as of December 31, 2024.
The Company contributed $746, $1,134, $677 and $389 for the six months ended December 31, 2024 and years ended June 30, 2024, 2023 and 2022, respectively, for multiemployer defined benefit pension plans.
Multiemployer Defined Contribution Plans
The Company contributed $114, $250, $142, and $152 for the six months ended December 31, 2024 and years ended June 30, 2024, 2023 and 2022, respectively, to multiemployer defined contribution plans.
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
In accordance with ASC Topic 710, the Company remeasures the deferred compensation liability, with a charge (or credit) to compensation cost in the Company’s consolidated statements of operations, to reflect changes in the fair value of the assets owed to the participants of the Deferred Compensation Plan. The Company remeasures the fair value of the assets held in trust in accordance with ASC Topic 321, Investments – Equity Securities, and recognizes unrealized gains and losses in Other (expense) income, net in the Company’s consolidated statements of operations. The Company recorded compensation expense of $92, $307, $218, and $0 for the six months ended December 31, 2024 and the years ended June 30, 2024, 2023 and 2022, respectively, within Selling, general and

SPHERE ENTERTAINMENT CO.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Continued)
administrative expenses to reflect the remeasurement of the Deferred Compensation Plan liability. In addition, the Company recorded gains of $92, $307, $218 and $0 for the six months ended December 31, 2024 and the years ended June 30, 2024, 2023 and 2022, respectively, within Other (expense) income, net to reflect the remeasurement of the fair value of assets under the Deferred Compensation Plan.
Amounts recognized in the consolidated balance sheets as of December 31, 2024 and June 30, 2024 and 2023 related to the Deferred Compensation Plan consisted of:

	As of December 31,	As of June 30,
	2024	2024	2023
Non-current assets (included in Investments)	$3,580	$2,925	$1,087
Non-current liabilities (included in Other non-current liabilities)	$(3,580)	$(2,936)	$(1,087)
Note 16. Share-based Compensation
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
The following table summarizes the Company’s share-based compensation expense for the six months ended December 31, 2024 and years ended June 30, 2024, 2023 and 2022:

	Six Months Ended December 31,	Years Ended June 30,
	2024	2024	2023	2022
Share-based compensation expense (a)	$33,968	$47,382	$42,607	$56,760
_________________
(a)    Share-based compensation expense excludes costs that have been capitalized of $1,250, $2,193, $3,642 and $2,979 for the six months ended December 31, 2024 and years ended June 30, 2024, 2023 and 2022, respectively. For the six months ended December 31, 2024 and years ended June 30, 2024, 2023 and 2022, share-

SPHERE ENTERTAINMENT CO.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Continued)
based compensation expense also excludes costs of $700, $1,166, $8,118 and $4,254 respectively, that have been reclassified to Restructuring charges in the consolidated statements of operations, as detailed in Note 6. Restructuring Charges.
RSU and PSU Award Activity
The following table summarizes activity related to the Company’s RSUs and PSUs, held by the Company, MSG Sports and MSG Entertainment employees for the six months ended December 31, 2024:

	Number of		Weighted-Average Grant-date Fair Value
	RSUs	PSUs
Unvested award balance as of June 30, 2024	1,038	1,195	$64.90
Granted	426	—	$48.27
Vested (a)	(522)	(370)	$37.44
Forfeited	(25)	(20)	$36.59
Unvested award balance as of December 31, 2024	917	805	$75.76
_________________
(a)    The fair value of RSUs and PSUs that vested and were distributed during the six months ended December 31, 2024 was $37,533. Upon delivery, RSUs and PSUs granted under the Employee Stock Plan and the MSG Networks Employee Stock Plan were net share-settled to cover the required statutory tax withholding obligations. To fulfill the employees’ statutory minimum tax withholding obligations for the applicable income and other employment taxes, 398 awards, with an aggregate value of $16,792 were retained by the Company during the six months ended December 31, 2024.
As of December 31, 2024, there was $87,928 of unrecognized compensation cost related to unvested awards held by the Company’s employees. The cost is expected to be recognized over a weighted-average period of approximately 2.1 years.
The following table summarizes additional information about RSUs and PSUs for the six months ended December 31, 2024 and the years ended June 30, 2024, 2023 and 2022:

	Six Months Ended December 31,	Years Ended June 30,
	2024	2024	2023	2022
Weighted average grant date fair value per share of awards granted	$48.27	$36.94	$50.81	$79.34
Fair value of awards vested	$37,533	$45,263	$42,467	$39,530
Stock Options Award Activity
Compensation expense for the Company’s existing stock options is determined based on the grant date fair value of the award calculated using the Black-Scholes or Monte Carlo options-pricing models. Stock options generally cliff-vest after a three year service period and expire 7.5 to 10 years from the date of grant.
The following table summarizes activity related to the Company’s stock options for the six months ended December 31, 2024:

	Number of Stock Options	Weighted-Average Exercise Price Per Share	Weighted-Average Remaining Contractual Term (In Years)	Aggregate Intrinsic Value

Balance as of June 30, 2024	3,927	$51.51	8.32
Options granted	1,800	$34.62
Options forfeited	(195)	$46.17
Balance as of December 31, 2024	5,532	$42.62	8.65	$11,601
Exercisable as of December 31, 2024	540	$48.08	1.56	$1,341
Effective as of the 2020 Entertainment Distribution, the Company adopted two share-based compensation plans: the 2020 Employee Stock Plan (the “Employee Stock Plan”) and the 2020 Stock Plan for Non-Employee Directors (the “Non-Employee Director Plan”).

SPHERE ENTERTAINMENT CO.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Continued)
Under the Employee Stock Plan, the Company is authorized to grant incentive stock options, non-qualified stock options, restricted shares, RSUs, stock appreciation rights and other equity-based awards. The Company may grant awards for up to 11,600 shares of Class A Common Stock (subject to certain adjustments). Options and stock appreciation rights under the Employee Stock Plan must be granted with an exercise price of not less than the fair market value of a share of Class A Common Stock on the date of grant and must expire no later than 10 years from the date of grant (or up to one additional year in the case of the death of a holder). The terms and conditions of awards granted under the Employee Stock Plan, including vesting and exercisability, were determined by the Compensation Committee of the Board of Directors (“Compensation Committee”) and included terms or conditions based upon performance criteria. RSUs that were awarded by the Company to its employees will settle in shares of Class A Common Stock (either from treasury or with newly issued shares), or, at the option of the Compensation Committee, in cash.
Under the Non-Employee Director Plan, the Company is authorized to grant non-qualified stock options, RSUs, restricted shares, stock appreciation rights and other equity-based awards. The Company may grant awards for up to 500 shares of Class A Common Stock (subject to certain adjustments). Options under the Non-Employee Director Plan must be granted with an exercise price of not less than the fair market value of a share of Class A Common Stock on the date of grant and must expire no later than 10 years from the date of grant (or up to one additional year in the case of the death of a holder). The terms and conditions of awards granted under the Non-Employee Director Plan, including vesting and exercisability, were determined by the Compensation Committee. Unless otherwise provided in an applicable award agreement, options granted under this plan will be fully vested and exercisable upon the date of grant. Unless otherwise provided in an applicable award agreement, RSUs granted under this plan will be fully vested upon the date of grant and will settle in shares of Class A Common Stock (either from treasury or with newly issued shares), or, at the option of the Compensation Committee, in cash, on the first business day after ninety days from the date the director incurs a separation from service or, if earlier, upon the director’s death.
SARs Award Activity
Compensation expense for the Company’s SARs is determined based on mark-to-market valuation of the awards calculated using the Black-Scholes options-pricing model. SARs generally cliff-vest after a three year service period.
The following table summarizes activity related to the Company’s SARs for the six months ended December 31, 2024:

	Number of SARs	Weighted-Average Price	Weighted-Average Remaining Contractual Term (In Years)	Aggregate Intrinsic Value

Balance as of June 30, 2024	188	$46.17	2.31
SARs granted	—	$—	0	$—
Balance as of December 31, 2024	188	$46.17	1.80	$—
Exercisable as of December 31, 2024	—	$—
Note 17. Equity
Stock Repurchase Program
On March 31, 2020, the Board of Directors authorized the repurchase of up to $350,000 of the Company’s Class A Common Stock. The program was re-authorized by the Board of Directors on March 29, 2023. Under the authorization, shares of Class A Common Stock may be purchased from time to time in accordance with applicable insider trading and other securities laws and regulations. The timing and amount of purchases will depend on market conditions and other factors. The Company has not engaged in any share repurchase activities under its share repurchase program to date.

SPHERE ENTERTAINMENT CO.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Continued)
Accumulated Other Comprehensive Loss
The following tables detail the components of accumulated other comprehensive loss:

	Pension Plans and Postretirement Plan	Cumulative Translation Adjustments	Accumulated Other Comprehensive Loss
Balance as of June 30, 2024	$(5,534)	$(1,033)	$(6,567)
Other comprehensive loss:
Other comprehensive loss before reclassifications	—	(813)	(813)
Amounts reclassified from accumulated other comprehensive loss (a)	(466)	—	(466)
Income tax benefit	123	215	338
Other comprehensive loss, total	(343)	(598)	(941)
Balance as of December 31, 2024	$(5,877)	$(1,631)	$(7,508)

	Pension Plans and Postretirement Plan	Cumulative Translation Adjustments	Accumulated Other Comprehensive Loss
Balance as of June 30, 2023	$(5,138)	$200	$(4,938)
Other comprehensive loss:
Other comprehensive loss before reclassifications	—	(1,851)	(1,851)
Amounts reclassified from accumulated other comprehensive loss (a)	(539)	—	(539)
Income tax benefit	143	618	761
Other comprehensive loss, total	(396)	(1,233)	(1,629)
Balance as of June 30, 2024	$(5,534)	$(1,033)	$(6,567)

	Pension Plans and Postretirement Plan	Cumulative Translation Adjustments	Accumulated Other Comprehensive Loss
Balance as of June 30, 2022	$(40,287)	$(8,068)	$(48,355)
Other comprehensive income:
Other comprehensive income before reclassifications	—	6,656	6,656
Amounts reclassified from accumulated other comprehensive loss (a)	1,755	—	1,755
Income tax expense	(323)	(1,212)	(1,535)
Other comprehensive income, total	1,432	5,444	6,876
Disposition of Tao Group Hospitality	—	2,824	2,824
Distribution of MSG Entertainment	33,717	—	33,717
Balance as of June 30, 2023	$(5,138)	$200	$(4,938)

SPHERE ENTERTAINMENT CO.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Continued)

	Pension Plans and Postretirement Plan	Cumulative Translation Adjustments	Accumulated Other Comprehensive Loss
Balance as of June 30, 2021	$(45,425)	$15,153	$(30,272)
Other comprehensive income (loss):
Other comprehensive loss before reclassifications	—	(25,034)	(25,034)
Amounts reclassified from accumulated other comprehensive loss (a)	2,734	—	2,734
Income tax benefit	2,404	1,813	4,217
Other comprehensive income (loss), total	5,138	(23,221)	(18,083)
Balance as of June 30, 2022	$(40,287)	$(8,068)	$(48,355)
_________________
(a)    Amounts reclassified from accumulated other comprehensive loss represent curtailments, settlement losses recognized, the amortization of net actuarial gain (loss) and net unrecognized prior service credit included in net periodic benefit cost, which is reflected under Other (expense) income, net in the accompanying consolidated statements of operations (see Note 15. Pension Plans and Other Postretirement Benefit Plan).
Note 18. Income Taxes
Income tax benefit (expense) attributable to continuing operations is comprised of the following components:

	Six Months Ended December 31,	Years Ended June 30,
	2024	2024	2023	2022
Current benefit (expense):
Federal	$—	$8,200	$1,389	$1,555
State and other	(612)	(5,148)	(4,672)	9,927
	(612)	3,052	(3,283)	11,482
Deferred benefit (expense):
Federal	54,234	93,322	(59,253)	17,665
State and other	21,724	39,218	(40,867)	683
	75,958	132,540	(100,120)	18,348
Income tax benefit (expense)	$75,346	$135,592	$(103,403)	$29,830
The income tax benefit (expense) attributable to continuing operations differs from the amount derived by applying the statutory federal rate to pre-tax income (loss) principally due to the effect of the following items:

	Six Months Ended December 31,	Years Ended June 30,
	2024	2024	2023	2022
Federal tax benefit (expense) at statutory federal rate	64,382	75,648	(57,840)	35,213
State income taxes, net of federal benefit	14,403	13,337	(35,656)	3,970
Change in the estimated applicable tax rate used to determine deferred taxes	—	60,877	(1,286)	1,732
Change in valuation allowance	267	(29,189)	2,053	2,200
Nondeductible officers’ compensation	(4,706)	(5,554)	(4,814)	(12,759)
Nondeductible expenses	(82)	(1,564)	(291)	(172)
Nontaxable gain on repayment of Term Loan	—	13,757	—	—
Return to provision	—	4,881	(672)	—
Excess tax (expense) benefit related to share-based payment awards	(248)	974	(4,678)	(320)
Other	1,330	2,425	(219)	(34)
Income tax benefit (expense)	$75,346	$135,592	$(103,403)	$29,830

SPHERE ENTERTAINMENT CO.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Continued)
The tax effects of temporary differences which give rise to significant portions of the deferred tax assets and liabilities at December 31, 2024 and June 30, 2024 and 2023 were as follows:

	As of December 31,	As of June 30,
	2024	2024	2023
Deferred tax assets:
Net operating loss (“NOL”) carryforwards	$279,813	$229,962	$26,684
Tax credit carryforwards	934	631	—
Accrued employee benefits	15,817	27,601	27,349
Restricted stock units and stock options	4,684	6,897	9,231
Right-of-use lease assets and lease liabilities, net	11,204	10,309	11,040
Investments	8,211	7,941	—
Accrued litigation	4,712	4,712	14,991
Other	13,184	12,956	3,694
Total deferred tax assets	$338,559	$301,009	$92,989
Less valuation allowance	(28,952)	(29,219)	(30)
Net deferred tax assets	$309,607	$271,790	$92,959

Deferred tax liabilities:
Intangible and other assets	$(215,820)	$(232,923)	$(264,800)
Property and equipment	(222,703)	(235,676)	(105,405)
Prepaid expenses	(6,142)	(2,913)	(5,870)
Deferred interest	(13,812)	(25,447)	(12,474)
Other investments	—	—	(83,962)
Total deferred tax liabilities	$(458,477)	$(496,959)	$(472,511)

Deferred tax liabilities, net	$(148,870)	$(225,169)	$(379,552)
In assessing the realizability of deferred tax assets, management considers whether it is more likely than not that some portion or all of the deferred tax assets will not be realized. The Company’s ability to realize its deferred tax assets depends upon the generation of sufficient future taxable income to allow for the utilization of its federal net operating loss carryforward and its future deductible temporary differences. As of December 31, 2024, based on current facts and circumstances, management believes that it is more likely than not that the Company will not realize its deferred tax assets related to foreign NOLs. The Company will continue to assess the realizability of its deferred tax assets on a quarterly basis.
The federal NOL carryforward as of December 31, 2024 was approximately $1,087,000 and is carried forward indefinitely.
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
The Company has not recorded any tax expense for uncertain tax positions as of December 31, 2024 and June 30, 2024 and 2023.
Income tax (refunds) payments, were $(15,599), $18,649, $7,288 and $(1,014) for six months ended December 31, 2024 and for the years ended June 30, 2024, 2023 and 2022, respectively.
Note 19. Related Party Transactions
As of December 31, 2024, certain members of the Dolan family, including certain trusts for the benefit of members of the Dolan family (collectively, the “Dolan Family Group”), for purposes of Section 13(d) of the Securities Exchange Act of 1934, as amended, collectively beneficially owned 100% of the Company’s outstanding Class B Common Stock and approximately 6.7% of the Company’s outstanding Class A Common Stock (inclusive of options exercisable within 60 days of December 31, 2024). Such shares of Class A Common Stock and Class B Common Stock, collectively, represent approximately 72.0% of the aggregate voting power of

SPHERE ENTERTAINMENT CO.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Continued)
Company’s outstanding common stock. Members of the Dolan family are also the controlling stockholders of MSG Entertainment, MSG Sports and AMC Networks Inc. (“AMC Networks”).
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
•Arrangements with MSG Entertainment and MSG Sports, pursuant to which (i) the Company has the right to lease on a “time-sharing” basis certain aircraft to which MSG Entertainment has access, (ii) the Company has the right to dry lease certain aircraft leased by MSG Sports and (iii) MSG Entertainment provides certain aircraft support services. The Company, MSG Entertainment, and MSG Sports have agreed to allocate expenses in connection with the use by each company (or their executives) of aircraft leased by MSG Entertainment and MSG Sports; and
•Other agreements with MSG Sports entered into in connection with the 2020 Entertainment Distribution such as a distribution agreement, a tax disaffiliation agreement, an employee matters agreement, and certain other arrangements.
Further, the Company shares certain executive support costs, including office space, executive assistants, security and transportation costs, for (i) the Company’s Executive Chairman and Chief Executive Officer with MSG Entertainment and MSG Sports, (ii) the Company’s Vice Chairman with MSG Entertainment, MSG Sports and AMC Networks and (iii) the Company’s Executive Vice President with MSG Sports and AMC Networks. Additionally, the Company, MSG Entertainment, MSG Sports and AMC Networks have agreed on an allocation of the costs of certain other aircraft, including helicopter, use by shared executives. In addition, the Company, through its MSG Networks segment, has also entered into various agreements with AMC Networks with respect to a number of ongoing commercial relationships, including relating to the provision of certain origination, master control and technical services from AMC Networks.
Prior to April 1, 2024, the Company was also party to arrangements with MSG Sports, pursuant to which MSG Sports provided certain sponsorship services to the Company in exchange for service fees. Following the MSGE Distribution, the Company was also party to the DDTL Facility with MSG Entertainment that provided for a $65,000 senior unsecured delayed draw term loan facility. The DDTL Facility was fully drawn on July 14, 2023, and on August 9, 2023, the Company repaid all amounts outstanding under the DDTL Facility (including accrued interest and commitment fees) using a portion of the MSGE Retained Interest. See Note 14. Credit Facilities and Convertible Notes for more information.
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
The Company has also entered into certain commercial agreements with its equity method investment nonconsolidated affiliates in connection with Sphere. For the six months ended December 31, 2024, and years ended June 30, 2024, 2023 and 2022, the Company recorded $530, $8,311, $93,823 and $121,115 respectively, of capital expenditures in connection with services provided to the

SPHERE ENTERTAINMENT CO.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Continued)
Company under these agreements. The Company recorded commission expense of $4,704 and $5,618 for the six months ended December 31, 2024, and for the year ended June 30, 2024, respectively, and did not record any commission expense for the years ended June 30, 2023 and 2022, in connection with sponsorship sales services provided by CPC under certain of these arrangements. The Company provided a notice of termination with respect to the agreement with CPC on September 20, 2024 and subsequently negotiated a wind down. As of December 31, 2024 and June 30, 2024 and 2023, accrued capital expenditures associated with related parties were $18,242, $17,712 and $13,412, respectively, and were reported in Accrued and other current liabilities in the accompanying consolidated balance sheets. As of December 31, 2024 and June 30, 2024 and 2023, prepaid expenses associated with related parties were $0, $1,882 and $0, respectively, and were reported in Prepaid expenses and other current assets in the accompanying consolidated balance sheets.
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
Pursuant to certain aircraft support services agreements (the “Support Agreements”), the Company provided certain aircraft support services to (i) Charles F. Dolan and certain of his children, including James L. Dolan, the Company’s Executive Chairman, Chief Executive Officer and a director, Deborah Dolan-Sweeney, Patrick F. Dolan, Marianne Dolan Weber (a director of the Company), and Kathleen M. Dolan, and (ii) an entity controlled by Patrick F. Dolan, the son of Charles F. Dolan and brother of James L. Dolan.
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
Revenues and Operating Expenses
The following table summarizes the composition and amounts of the transactions with the Company’s related parties. The significant components of these amounts are discussed below. These amounts are reflected in revenues and operating expenses in the accompanying consolidated statements of operations for the six months ended December 31, 2024 and years ended June 30, 2024, 2023 and 2022:

	Six Months Ended December 31,	Years Ended June 30,
	2024	2024	2023	2022
Revenues	$914	$3,585	$2,079	$1,220
Operating (expenses) credits:
Media rights fees	$(90,723)	$(175,462)	$(172,581)	$(163,131)
Cost reimbursement from MSG Sports - MSG Sports Services Agreement	—	—	29,836	38,254
Corporate general and administrative expenses, net - MSGE TSA (a)	(47,717)	(110,966)	(27,494)	—
Origination, master control and technical services	(2,564)	(5,079)	(4,982)	(4,880)
Other operating expenses, net (b)	(10,691)	(18,017)	(261)	(952)
Total operating expenses, net (c)	$(151,695)	$(309,524)	$(175,482)	$(130,709)
_________________
(a)    Included in the six months ended December 31, 2024 and the year ended June 30, 2024 , Corporate general and administrative expenses, net - MSGE TSA is $0 and $3,363, respectively, related to Restructuring charges for employees who provided services to the Company under the MSGE TSA.
(b)    Other operating expenses, net, includes CPC commission expenses, reimbursements to MSG Entertainment for professional and payroll fees, and charges relating to aircraft arrangements described above.
(c)    Of the total operating (expenses) credits, net, $(93,343), $(182,051), $(206,804) and $(167,928) for the six months ended December 31, 2024 and years ended June 30, 2024, 2023 and 2022, respectively, are included in direct operating expenses in the accompanying consolidated statements of operations, and $(58,352), $(127,473), $31,322 and $37,219 for the six months ended December 31, 2024 and years ended June 30, 2024, 2023, and 2022, respectively, are included in selling, general and administrative expenses.
Note 20. Segment Information
As of December 31, 2024, the Company was comprised of two reportable segments: Sphere and MSG Networks.
Sphere
The Sphere segment derives revenues primarily from ticket sales and other ticket-related revenues, venue license fees from third-party promoters, sponsorships, signage and Exosphere advertising, suite licenses and food, beverage, and merchandise sales. The Sphere segment incurs expenses related to day-of-event costs, costs to produce The Sphere Experience, marketing and advertising costs, production costs for Exosphere advertising as well as corporate and supporting department operating costs, including charges under the MSGE TSA, and venue usage costs such as other operating expenses including insurance, utilities, repairs and maintenance, labor related to the overall management of the Sphere segment, depreciation and amortization expense related to certain corporate property, equipment and leasehold improvements. The Sphere segment also incurs non-capitalizable content development and technology costs associated with the Company’s Sphere business.
MSG Networks
The MSG Networks segment derives revenues principally from distribution fees, as well as from the sale of advertising. Distribution revenue includes both affiliation fee revenue earned from Distributors for the right to carry the Company’s networks, as well as MSG Networks’ revenue earned from DTC subscriptions and single game purchases on MSG+, which is included in the Gotham Sports app. MSG Networks’ advertising revenue is largely derived from the sale of inventory in its live professional sports programming.
The MSG Networks segment incurs expenses related to the cost of professional team rights acquired under media rights agreements to telecast various sporting events on the Company’s networks as well as other direct programming and production related costs of the networks.

SPHERE ENTERTAINMENT CO.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Continued)
In making its segment determination, the Company takes into account whether two or more operating segments can be aggregated together as one reportable segment as well as the type of discrete financial information that is available and regularly reviewed by its Chief Operating Decision Maker (“CODM”). The CODM is the Company’s Executive Chairman and Chief Executive Officer.
The CODM evaluates segment performance and determines how to allocate resources based on the Company’s key financial measure of adjusted operating income (loss) (“AOI”), a non-GAAP financial measure. The Company defines AOI as operating income (loss) excluding:
(i) depreciation, amortization and impairments of property and equipment, goodwill and intangible assets,
(ii) amortization for capitalized cloud computing arrangement costs,
(iii) share-based compensation expense,
(iv) restructuring charges or credits,
(v) merger, debt work-out, and acquisition-related costs, including merger-related litigation expenses, net of insurance recoveries,
(vi) gains or losses on sales or dispositions of businesses and associated settlements,
(vii) the impact of purchase accounting adjustments related to business acquisitions, and
(viii) gains and losses related to the remeasurement of liabilities under the Company’s Executive Deferred Compensation Plan (which was established in November 2021).

The Company believes that the exclusion of share-based compensation expense or benefit allows investors to better track the performance of the Company’s business without regard to the settlement of an obligation that is not expected to be made in cash. The Company eliminates merger, debt work-out, and acquisition-related costs, including merger-related litigation expenses, net of insurance recoveries, when applicable, because the Company does not consider such costs to be indicative of the ongoing operating performance of the Company as they result from an event that is of a non-recurring nature, thereby enhancing comparability. In addition, management believes that the exclusion of gains and losses related to the remeasurement of liabilities under the Company’s Executive Deferred Compensation Plan provides investors with a clearer picture of the Company’s operating performance given that, in accordance with GAAP, gains and losses related to the remeasurement of liabilities under the Company’s Executive Deferred Compensation Plan are recognized in Operating loss (income) whereas gains and losses related to the remeasurement of the assets under the Company’s Executive Deferred Compensation Plan, which are equal to and therefore fully offset the gains and losses related to the remeasurement of liabilities, are recognized in Other (expense) income, net, which is not reflected in Operating loss (income).
The CODM uses AOI for each segment predominantly throughout the annual budget and forecasting process. The CODM also considers budget-to-actual variances in AOI, at least quarterly, when making decisions about the allocation of operating and capital resources to each segment. Management believes AOI is an appropriate measure for evaluating the operating performance of its business segments and the Company on a consolidated basis. AOI and similar measures with similar titles are common performance measures used by investors and analysts to analyze the Company’s performance. The Company uses revenues and AOI measures as the most important indicators of its business performance and evaluates management’s effectiveness with specific reference to these indicators.
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

SPHERE ENTERTAINMENT CO.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Continued)
Information as to the operations of the Company’s reportable segments is set forth below.

	Six Months Ended December 31, 2024
	Sphere	MSG Networks	Total
Revenues	$296,092	$240,111	$536,203
Event-related expenses (a)	(118,971)	—	(118,971)
Rights fee expense	—	(135,081)	(135,081)
Network programming and production costs	—	(36,676)	(36,676)
Other direct operating expenses (a)	(16,143)	—	(16,143)
Overhead expenses(b)	(223,953)	(30,310)	(254,263)
Other segment expenses(c)	(170,007)	(65,622)	(235,629)
Operating loss	(232,982)	(27,578)	(260,560)
Interest income			11,413
Interest expense			(57,388)
Other expense, net			(44)
Loss from operations before income taxes			$(306,579)

Reconciliation of operating (loss) income to adjusted operating (loss) income:
Operating loss	$(232,982)	$(27,578)	$(260,560)
Adjustments:
Share-based compensation expense	29,363	4,031	33,394
Depreciation and amortization	160,840	4,392	165,232
Restructuring charges	5,134	30	5,164
Impairment and other losses, net	4,033	61,200	65,233
Merger, debt work-out, and acquisition-related costs, including merger-related litigation expenses, net of insurance recoveries	4,843	7,534	12,377
Amortization for capitalized cloud computing costs	1,579	152	1,731
Remeasurement of deferred compensation plan liabilities	91	—	91
Adjusted operating (loss) income	$(27,099)	$49,761	$22,662

Other information:
Segment assets	$3,679,455	$835,845	$4,515,300
Capital expenditures	$46,065	$2,876	$48,941

SPHERE ENTERTAINMENT CO.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Continued)

	Year Ended June 30, 2024
	Sphere	MSG Networks	Total
Revenues	$497,159	$529,730	$1,026,889
Event-related expenses (a)	(187,610)	—	(187,610)
Rights fee expense	—	(268,747)	(268,747)
Network programming and production costs	—	(73,770)	(73,770)
Other direct operating expenses (a)	(17,697)	—	(17,697)
Overhead expenses(b)	(393,039)	(39,814)	(432,853)
Other segment expenses(c)	(379,197)	(8,256)	(387,453)
Operating (loss) income	(480,384)	139,143	(341,241)
Interest income			25,687
Interest expense			(79,868)
Other income, net			35,197
Loss from operations before income taxes			$(360,225)

Reconciliation of operating (loss) income to adjusted operating (loss) income:
Operating (loss) income	$(480,384)	$139,143	$(341,241)
Adjustments:
Share-based compensation expense	40,514	6,330	46,844
Depreciation and amortization	248,248	8,246	256,494
Restructuring charges	9,476	10	9,486
Impairment and other losses, net	121,473	—	121,473
Merger, debt work-out, and acquisition-related costs, including merger-related litigation expenses, net of insurance recoveries	(1,176)	(11,542)	(12,718)
Amortization for capitalized cloud computing costs	—	87	87
Remeasurement of deferred compensation plan liabilities	306	—	306
Adjusted operating (loss) income	$(61,543)	$142,274	$80,731

Other information:
Segment assets	$3,883,396	$904,496	$4,787,892
Capital expenditures	$259,642	$6,555	$266,197

SPHERE ENTERTAINMENT CO.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Continued)

	Year Ended June 30, 2023
	Sphere	MSG Networks	Total
Revenues	$2,610	$571,221	$573,831
Event-related expenses (a)	—	—	—
Rights fee expense	—	(266,670)	(266,670)
Network programming and production costs	—	(69,996)	(69,996)
Other direct operating expenses (a)	(5,545)	—	(5,545)
Overhead expenses(b)	(325,660)	(126,482)	(452,142)
Other segment expenses(c)	(40,955)	(11,565)	(52,520)
Operating (loss) income	(369,550)	96,508	(273,042)
Interest income			11,585
Interest expense			—
Other income, net			536,887
Income from operations before income taxes			$275,430

Reconciliation of operating (loss) income to adjusted operating (loss) income:
Operating (loss) income	$(369,550)	$96,508	$(273,042)
Adjustments:
Share-based compensation expense	36,188	6,419	42,607
Depreciation and amortization	24,048	6,668	30,716
Restructuring charges	23,136	4,788	27,924
Impairment and other (gains) losses, net	(6,229)	109	(6,120)
Merger, debt work-out, and acquisition-related costs, including merger-related litigation expenses, net of insurance recoveries	(189)	55,236	55,047
Amortization for capitalized cloud computing costs	—	161	161
Remeasurement of deferred compensation plan liabilities	187	—	187
Adjusted operating (loss) income	$(292,409)	$169,889	$(122,520)

Other information:
Segment assets	$4,260,475	$712,540	$4,973,015
Capital expenditures	$1,025,700	$9,185	$1,034,885

SPHERE ENTERTAINMENT CO.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Continued)

	Year Ended June 30, 2022
	Sphere	MSG Networks	Total
Revenues	$1,900	$608,155	$610,055
Event-related expenses (a)	—	—	—
Rights fee expense	—	(252,060)	(252,060)
Network programming and production costs	—	(68,218)	(68,218)
Other direct operating expenses (a)	—	—	—
Overhead expenses(b)	(293,664)	(126,129)	(419,793)
Other segment expenses(c)	(25,875)	(9,846)	(35,721)
Operating (loss) income	(317,639)	151,902	(165,737)
Interest income			3,575
Interest expense			—
Other expense, net			(5,518)
Loss from operations before income taxes			$(167,680)

Reconciliation of operating (loss) income to adjusted operating (loss) income:
Operating (loss) income	$(317,639)	$151,902	(165,737)
Adjustments:
Share-based compensation expense	39,668	17,092	56,760
Depreciation and amortization	13,168	9,394	22,562
Restructuring charges	12,952	452	13,404
Impairment and other gains, net	(245)	—	(245)
Merger, debt work-out, and acquisition-related costs, including merger-related litigation expenses, net of insurance recoveries	20,834	27,683	48,517
Amortization for capitalized cloud computing costs	95	176	271
Adjusted Operating (loss) income	$(231,167)	$206,699	$(24,468)

Other information:
Segment assets	$4,706,729	$815,431	$5,522,160
Capital expenditures	$717,093	$3,673	$720,766
_________________
(a)Event-related expenses include, but are not limited to, day-of-event costs, direct operating expenses for The Sphere Experience, venue operating expenses, and other event-related direct operating expenses. Other direct operating expenses include, but are not limited to, expenses related to sponsorship, signage, Exosphere advertising, suite licenses, and other operating expenses. In total, these expenses when combined with MSG Networks rights fee expense and network programming and production costs represent the Company’s Direct operating expenses as presented on the Consolidated Statement of Operations.
(b)For each reportable segment, Overhead expenses currently include selling, general and administrative costs.
(c)For each reportable segment, Other segment expenses include all other expenses that do not meet the definition of other previously disclosed expenses, primarily depreciation and amortization, impairment and other losses, net and restructuring charges.

Accounts receivable, net on the accompanying consolidated balance sheets as of December 31, 2024 and June 30, 2024 and 2023 included amounts due from the following individual customers, substantially derived from the MSG Networks segment, which accounted for the noted percentages of the gross balance:

	As of December 31,	As of June 30,
	2024	2024	2023
Customer A	14%	10%	23%
Customer B	14%	10%	22%
Customer C	10%	N/A	17%

SPHERE ENTERTAINMENT CO.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Continued)
Revenues in the accompanying consolidated statements of operations for the six months ended December 31, 2024 and years ended June 30, 2024, 2023 and 2022 included amounts from the following individual customers, primarily derived from the MSG Networks segment, which accounted for the noted percentages of the total:

	Six Months Ended December 31,	Years Ended June 30,
	2024	2024	2023	2022
Customer 1	12%	14%	26%	27%
Customer 2	12%	13%	26%	26%
Customer 3	9%	10%	21%	21%
As of December 31, 2024, the Company employed approximately 3,190 full-time and part-time employees, of which approximately 13% are subject to CBAs. Approximately 7% are subject to CBAs that expired as of December 31, 2024 and approximately 16% are subject to CBAs that will expire by December 31, 2025, if they are not extended prior thereto.
Note 21. Additional Financial Information
The following table provides a summary of the amounts recorded as cash and cash equivalents, and restricted cash as of December 31, 2024 and June 30, 2024 and 2023:

	As of December 31,	As of June 30,
	2024	2024	2023
Cash and cash equivalents	$501,954	$559,757	$131,965
Restricted cash	$13,679	$13,476	$297,149
Total Cash and cash equivalents, and restricted cash	$515,633	$573,233	$429,114
The Company’s cash equivalents consist of money market accounts, time deposits and U.S. treasury bills of $224,037, $367,900, and $108,701 as of December 31, 2024 and June 30, 2024 and 2023, respectively. Cash, cash equivalents, and restricted cash are measured at fair value within Level I of the fair value hierarchy on a recurring basis using observable inputs that reflect quoted prices for identical assets in active markets. The Company’s restricted cash includes cash deposited in escrow accounts. The Company has deposited cash in interest-bearing escrow accounts related to credit support, debt facilities, collateral for its operating leases, and general liability insurance obligations.
Prepaid expenses and other current assets as of December 31, 2024 and June 30, 2024 and 2023 consisted of the following:

	As of December 31,	As of June 30,
	2024	2024	2023
Prepaid expenses	$32,384	$30,864	$23,450
Note and other receivables	92	3,866	21,453
Inventory	12,583	11,893	—
Other	19,948	8,232	11,182
Total prepaid expenses and other current assets	$65,007	$54,855	$56,085

SPHERE ENTERTAINMENT CO.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Continued)
Accounts payable, accrued, and other current liabilities as of December 31, 2024 and June 30, 2024 and 2023 consisted of the following:

	As of December 31,	As of June 30,
	2024	2024	2023
Accounts payable	$33,606	$18,875	$39,654
Accrued payroll and employee related liabilities	42,892	85,766	75,579
Cash due to promoters	109,078	72,577	73,611
Capital expenditure accruals	142,989	156,234	236,593
Accrued legal fees	22,046	20,876	53,857
Other accrued expenses	71,365	62,759	36,437
Total accounts payable, accrued, and other current liabilities	$421,976	$417,087	$515,731
Other (expense) income, net for the six months ended December 31, 2024 and years ended June 30, 2024, 2023 and 2022 included the following:

	Six Months Ended December 31,	Years Ended June 30,
	2024	2024	2023	2022
Realized and unrealized (loss) gain on MSGE Retained Interest, see Note 8 for further detail	$—	$(19,027)	$545,715	$—
Gain on litigation settlement	—	62,647	—	—
Unrealized gain on equity investments without readily determinable fair value	—	—	1,969	—
Loss on equity method investments	(120)	(6,677)	(8,184)	(4,863)
Other	76	(1,746)	(2,613)	(655)
Total other (expense) income, net	$(44)	$35,197	$536,887	$(5,518)

SPHERE ENTERTAINMENT CO.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Continued)
Note 22. Interim Condensed Financial Information (Unaudited)
The following is a summary of the Company’s selected quarterly financial data for the six months ended December 31, 2024 and Fiscal Years 2024 and 2023:

	Three Months Ended
	September 30,	December 31,
	2024	2024
Revenues	$227,913	$308,290
Operating expenses	(345,532)	(451,231)
Operating loss	$(117,619)	$(142,941)
Net loss attributable to Sphere Entertainment Co.’s stockholders	$(105,283)	$(125,950)

Continuing Operations
Basic loss per common share attributable to Sphere Entertainment Co.’s stockholders	$(2.95)	$(3.49)
Diluted loss per common share attributable to Sphere Entertainment Co.’s stockholders	$(2.95)	$(3.49)

	Three Months Ended
	September 30,	December 31,	March 31,	June 30,
	2023	2023	2024	2024
Revenues	$118,007	$314,157	$321,330	$273,395
Operating expenses	(187,796)	(473,839)	(361,723)	(344,772)
Operating loss	$(69,789)	$(159,682)	$(40,393)	$(71,377)
Net income (loss) from continuing operations	$67,072	$(173,248)	$(47,240)	$(71,217)
Net (loss) income from discontinued operations, net of taxes	$(647)	$—	$—	$24,631
Net income (loss) attributable to Sphere Entertainment Co.’s stockholders	$66,425	$(173,248)	$(47,240)	$(46,586)

Continuing Operations
Basic earnings (loss) per common share attributable to Sphere Entertainment Co.’s stockholders	$1.92	$(4.91)	$(1.33)	$(2.00)
Diluted earnings (loss) per common share attributable to Sphere Entertainment Co.’s stockholders	$1.90	$(4.91)	$(1.33)	$(2.00)
Discontinued Operations
Basic (loss) earnings per common share attributable to Sphere Entertainment Co.’s stockholders	$(0.02)	$—	$—	$0.69
Diluted (loss) earnings per common share attributable to Sphere Entertainment Co.’s stockholders	$(0.01)	$—	$—	$0.69

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