Form 10-Q
period 2025-03-31
Sphere Entertainment Co.
filed 2025-05-08
CIK 1795250

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
____________________
FORM 10-Q
________________________
(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2025
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). ☐ Yes ☑ No
Number of shares of common stock outstanding as of April 30, 2025:

Class A Common Stock par value $0.01 per share	—	29,132,663
Class B Common Stock par value $0.01 per share	—	6,866,754

SPHERE ENTERTAINMENT CO.

PART I – FINANCIAL INFORMATION
Item 1. Financial Statements
SPHERE ENTERTAINMENT CO.
CONDENSED CONSOLIDATED BALANCE SHEETS (UNAUDITED)
(in thousands, except per share data)

	As of
	March 31,	December 31,
	2025	2024
ASSETS
Current Assets:
Cash, cash equivalents, and restricted cash	$478,202	$515,633
Accounts receivable, net	162,228	154,624
Related party receivables, current	29,954	25,729
Prepaid expenses and other current assets	64,721	65,007
Total current assets	735,105	760,993
Non-Current Assets:
Investments	41,279	40,396
Property and equipment, net	2,967,586	3,035,730
Right-of-use lease assets	91,551	93,920
Goodwill	410,172	410,172
Intangible assets, net	26,784	28,383
Other non-current assets	175,141	145,706
Total assets	$4,447,618	$4,515,300
LIABILITIES AND EQUITY
Current Liabilities:
Accounts payable	$33,864	$33,606
Accrued expenses and other current liabilities	413,454	388,370
Related party payables, current	9,454	9,504
Current portion of long-term debt, net	804,125	829,125
Operating lease liabilities, current	18,599	19,268
Deferred revenue	101,596	91,794
Total current liabilities	1,381,092	1,371,667
Non-Current Liabilities:
Long-term debt, net	524,681	524,010
Operating lease liabilities, non-current	114,421	116,668
Deferred tax liabilities, net	127,949	148,870
Other non-current liabilities	157,411	152,666
Total liabilities	2,305,554	2,313,881
Commitments and contingencies (see Note 9)
Equity:
Class A Common Stock (a)	290	290
Class B Common Stock (b)	69	69
Additional paid-in capital	2,449,028	2,428,414
Accumulated deficit	(301,800)	(219,846)
Accumulated other comprehensive loss	(5,523)	(7,508)
Total stockholders’ equity	2,142,064	2,201,419
Total liabilities and equity	$4,447,618	$4,515,300
____    ______________
(a)    Class A Common Stock, $0.01 par value per share, 120,000 shares authorized; 28,981 and 28,960 shares issued and outstanding as of March 31, 2025 and December 31, 2024, respectively.
(b)    Class B Common Stock, $0.01 par value per share, 30,000 shares authorized; 6,867 shares issued and outstanding as of March 31, 2025 and December 31, 2024.

See accompanying notes to the unaudited condensed consolidated financial statements.

SPHERE ENTERTAINMENT CO.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)
(in thousands, except per share data)

	Three Months Ended
	March 31,
	2025	2024
Revenues (a)	$280,574	$321,330
Direct operating expenses (a)	(158,323)	(154,040)
Selling, general, and administrative expenses (a)	(114,269)	(123,149)
Depreciation and amortization	(84,229)	(79,867)
Impairment and other losses, net	(521)	—
Restructuring charges	(1,841)	(4,667)
Operating loss	(78,609)	(40,393)
Interest income	3,878	7,654
Interest expense	(26,206)	(27,119)
Other expense, net	(1,340)	(3,256)
Loss from continuing operations before income taxes	(102,277)	(63,114)
Income tax benefit	20,323	15,874
Net loss	$(81,954)	$(47,240)

Basic loss per common share attributable to Sphere Entertainment Co.’s stockholders	$(2.27)	$(1.33)
Diluted loss per common share attributable to Sphere Entertainment Co.’s stockholders	$(2.27)	$(1.33)

Weighted-average number of common shares outstanding:
Basic	36,110	35,418
Diluted	36,110	35,418
_________________
(a)    See Note 14. Related Party Transactions, for further information on related party revenues and expenses.
See accompanying notes to the unaudited condensed consolidated financial statements.

SPHERE ENTERTAINMENT CO.
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS (UNAUDITED)
(in thousands)

	Three Months Ended
	March 31,
	2025	2024
Net loss	$(81,954)	$(47,240)
Other comprehensive income (loss), before income taxes:
Pension plans and postretirement plans:
Amortization of net actuarial loss and prior service credit included in net periodic benefit cost, net	85	77
Net unamortized loss arising during the period	(318)	—
Cumulative translation adjustments	1,941	(968)
Other comprehensive income (loss), before income taxes	1,708	(891)
Income tax benefit	277	231
Other comprehensive income (loss), net of income taxes	1,985	(660)
Comprehensive loss	(79,969)	(47,900)

See accompanying notes to the unaudited condensed consolidated financial statements.

SPHERE ENTERTAINMENT CO.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)
(in thousands)

	Three Months Ended
	March 31,
	2025	2024
OPERATING ACTIVITIES:
Net loss	$(81,954)	$(47,240)
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation and amortization	84,229	79,867
Impairments and other losses, net	521	—
Amortization of debt discount and deferred financing costs	676	1,062
Amortization of deferred production content	7,243	7,789
Deferred income tax benefit	(20,641)	(17,154)
Share-based compensation expense	21,595	17,891
Net unrealized and realized (gain) loss on equity investments with readily determinable fair value and loss in nonconsolidated affiliates	(811)	925
Other non-cash adjustments	747	(528)
Change in assets and liabilities:
Accounts receivable, net	(7,604)	1,384
Related party receivables and payables, net	(4,275)	(1,292)
Prepaid expenses and other current and non-current assets	(36,393)	5,922
Accounts payable	258	43,861
Accrued and other current and non-current liabilities	27,300	8,233
Deferred revenue	16,004	(782)
Right-of-use lease assets and operating lease liabilities	(547)	1,080
Net cash provided by operating activities	6,348	101,018
INVESTING ACTIVITIES:
Capital expenditures, net	(17,492)	(19,464)
Other investing activities	(78)	(1,749)
Net cash used in investing activities	(17,570)	(21,213)
FINANCING ACTIVITIES:
Principal repayments on debt	(25,000)	(20,625)
Taxes paid in lieu of shares issued for share-based compensation	(1,307)	(620)
Proceeds from exercise of stock options	—	8,827
Payments for financing costs	—	(545)
Net cash used in financing activities	(26,307)	(12,963)
Effect of exchange rates on cash, cash equivalents, and restricted cash	98	(723)
Net (decrease) increase in cash, cash equivalents, and restricted cash	(37,431)	66,119
Cash, cash equivalents, and restricted cash at beginning of period	515,633	627,827
Cash, cash equivalents, and restricted cash at end of period	$478,202	$693,946
NON-CASH INVESTING AND FINANCING ACTIVITIES:
Capital expenditures incurred but not yet paid	$1,654	$8,737
Share-based compensation capitalized in property and equipment	$326	$237

See accompanying notes to the unaudited condensed consolidated financial statements.

SPHERE ENTERTAINMENT CO.
CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
(UNAUDITED)
(in thousands)

	Common Stock Issued	Additional Paid-In Capital	(Accumulated Deficit) Retained Earnings	Accumulated Other Comprehensive Loss	Total Equity
Balance as of December 31, 2024	$359	$2,428,414	$(219,846)	$(7,508)	$2,201,419
Net loss	—	—	(81,954)	—	(81,954)
Other comprehensive income	—	—	—	1,985	1,985
Share-based compensation	—	21,921	—	—	21,921
Tax withholding associated with shares issued for share-based compensation	—	(1,307)	—	—	(1,307)
Balance as of March 31, 2025	$359	$2,449,028	$(301,800)	$(5,523)	$2,142,064

Balance as of December 31, 2023	$352	$2,365,913	$105,213	$(6,314)	$2,465,164
Net loss	—	—	(47,240)	—	(47,240)
Other comprehensive loss	—	—	—	(660)	(660)
Share-based compensation	—	18,075	—	—	18,075
Exercise of stock options	1	8,826			8,827
Tax withholding associated with shares issued for share-based compensation	—	(567)	—	—	(567)
Balance as of March 31, 2024	$353	$2,392,247	$57,973	$(6,974)	$2,443,599

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
The Company conducts substantially all of its business activities presented in the accompanying condensed consolidated financial statements through Sphere Entertainment Group, LLC (“Sphere Entertainment Group”) and MSG Networks Inc. (together with its subsidiaries, “MSG Networks”), and each of their direct and indirect subsidiaries.
Basis of Presentation
The accompanying condensed consolidated financial statements have been prepared in accordance with U.S. generally accepted accounting principles (“GAAP”) for interim financial information and the instructions of Rule 10-01 of Regulation S-X of the Securities and Exchange Commission (the “SEC”). In connection with its fiscal year-end change from June 30 to December 31, the Company filed audited consolidated financial statements and notes thereto with the SEC on March 3, 2025, on a Transition Report on Form 10-KT for the transition period ended December 31, 2024. The condensed consolidated financial statements herein should be read in conjunction with the consolidated financial statements and the notes thereto (the “Audited Consolidated Financial Statements”) included in the Form 10-KT.
In the opinion of the Company, the accompanying condensed consolidated financial statements contain all adjustments, consisting of only normal recurring adjustments, necessary for a fair presentation of the Company’s financial position as of March 31, 2025 and its results of operations for the three months ended March 31, 2025 and 2024, and cash flows for the three months ended March 31, 2025 and 2024. The condensed consolidated balance sheet as of December 31, 2024, and the accompanying notes were derived from the Audited Consolidated Financial Statements, but do not contain all of the footnote disclosures from the Audited Consolidated Financial Statements.
The results of operations for the periods presented are not necessarily indicative of the results that might be expected for future interim periods or for the full year. For example, our MSG Networks segment earns a higher share of its annual revenues in the first and fourth quarters as a result of MSG Networks’ advertising revenue being largely derived from the sale of inventory in its live NBA and NHL professional sports programming.

SPHERE ENTERTAINMENT CO.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
(continued)
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
As of March 31, 2025, the Company’s unrestricted cash and cash equivalents balance was $465,017, as compared to $501,954 as of December 31, 2024. Included in unrestricted cash and cash equivalents as of March 31, 2025 was (1) $244,380 in advance cash proceeds primarily from ticket sales, a portion of which the Company expects to pay to artists and promoters, and (2) $110,132 of cash and cash equivalents at MSG Networks, which were not available for distribution to the Company in order to maintain compliance with the Forbearance Agreement (as defined below and superseded by the Transaction Support Agreement (as defined below). In addition, as of March 31, 2025, the Company had $33,864 of Accounts payable and $413,454 of Accrued expenses and other current liabilities, including $135,829 of capital expenditure accruals primarily related to Sphere construction (a significant portion of which is in dispute and which the Company does not expect to pay).
The Company’s primary sources of liquidity are cash and cash equivalents and cash flows from the operations of our businesses. The Company’s uses of cash over the next 12 months beyond the issuance date and thereafter are expected to be substantial and include working capital-related items (including funding its operations and satisfying its accounts payable and accrued liabilities), capital spending (including the creation of additional original content for Sphere), required debt service payments (including principal amortization payments and excess cash flow payments pursuant to the proposed new term loan facility at MSG Networks), payments the Company expects MSG Networks to make in connection with the refinancing of its indebtedness (of at least $80,000, including a $15,000 capital contribution from Sphere Entertainment Co. as part of the transactions contemplated by the Transaction Support Agreement), and investments and related loans and advances that the Company may fund from time to time. The Company may also use cash to repurchase its common stock. The Company’s decisions as to the use of its available liquidity will be based upon the ongoing review of the funding needs of its businesses, the optimal allocation of cash resources, and the timing of cash flow generation. To the extent that the Company desires to access alternative sources of funding through the capital and credit markets, market conditions could adversely impact its ability to do so at that time.

SPHERE ENTERTAINMENT CO.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
(continued)
The Company’s ability to have sufficient liquidity to fund its operations and refinance its indebtedness is dependent on the ability of Sphere to generate significant positive cash flow. Although Sphere has been embraced by guests, artists, promoters, advertisers and marketing partners, and the Company anticipates that Sphere will generate substantial revenue and adjusted operating income on an annual basis over time, there can be no assurance that guests, artists, promoters, advertisers and marketing partners will continue to embrace this platform. Original immersive productions, such as Postcard From Earth, V-U2 An Immersive Concert Film, The Wizard of Oz at Sphere and From The Edge, have not been previously pursued on the scale of Sphere, which increases the uncertainty of the Company’s operating expectations. To the extent that the Company’s efforts do not result in viable shows, or to the extent that any such productions do not achieve expected levels of popularity among audiences, the Company may not generate the cash flows from operations necessary to fund its operations. To the extent the Company does not realize expected cash flows from operations from Sphere, it would have to take several actions to improve its financial flexibility and preserve liquidity, including significant reductions in both labor and non-labor expenses as well as reductions and/or deferrals in capital spending. Therefore, while the Company currently believes it will have sufficient liquidity from cash and cash equivalents and cash flows from operations (including expected cash flows from operations from Sphere) to fund its operations, no assurance can be provided that its liquidity will be sufficient in the event any of the preceding uncertainties facing Sphere are realized over the next 12 months beyond the issuance date.
The principal balance of the Company’s total debt outstanding as of March 31, 2025 was $1,337,875, including $804,125 of debt under the MSGN Term Loan Facility (as defined under Note 10. Credit Facilities and Convertible Notes) which matured without repayment on October 11, 2024 (the “Maturity Date”), and is classified as short-term on the condensed consolidated balance sheets. In anticipation of the Maturity Date, MSG Networks began to pursue the refinancing of the MSGN Term Loan Facility through a work-out with its syndicate of lenders. An event of default occurred under the MSGN Credit Agreement (as defined under Note 10. Credit Facilities and Convertible Notes) due to MSGN Holdings, L.P.’s (“MSGN L.P.”) failure to make payment on the outstanding principal amount on the Maturity Date, and on that date, MSGN L.P. and the MSGN Guarantors (as defined under Note 10. Credit Facilities and Convertible Notes) entered into a Forbearance Agreement (as amended or supplemented from time to time, the “Forbearance Agreement”) with JPMorgan Chase Bank, N.A., as administrative agent, and certain lenders (the “Supporting Lenders”) under the MSG Networks Credit Facilities. Subject to the terms of the Forbearance Agreement, the Supporting Lenders agreed to forbear, during the forbearance period, from exercising certain of their available remedies under the MSGN Credit Agreement, including with respect to or arising out of MSGN L.P.’s failure to make payment on the outstanding principal amount under the MSGN Term Loan Facility on the Maturity Date. The Forbearance Agreement was superseded by the Transaction Support Agreement and the forbearance period expired on April 24, 2025.
As further described under Note 17. Subsequent Events, on April 24, 2025, MSG Networks Inc., MSGN L.P., certain other subsidiaries of MSG Networks Inc., the lenders under the MSGN Credit Agreement identified therein (the “Consenting Lenders”), New York Rangers, LLC, New York Knicks, LLC (together with New York Rangers, LLC, the “Teams”) and the Company (together with the Consenting Lenders and the Teams, the “Consenting Stakeholders”) entered into a Transaction Support Agreement (the “Transaction Support Agreement”) with respect to the restructuring the MSGN Term Loan Facility, amendments to the media rights agreements between MSG Networks and the Teams, and certain other matters (collectively, the “Proposed Transactions”). Pursuant to the Transaction Support Agreement, the Consenting Stakeholders agreed to support the Proposed Transactions on the terms set forth in the Transaction Support Agreement and to use commercially reasonable efforts and timely take all reasonable actions necessary to support, implement and consummate the Proposed Transactions.
Under the Transaction Support Agreement, the Consenting Lenders have agreed to forbear from exercising certain of their available remedies under the MSGN Credit Agreement with respect to or arising out of (i) MSGN L.P.’s failure to make payment on the outstanding principal amount of the MSGN Term Loan Facility on the Maturity Date, (ii) the failure to deliver the budget of the MSG Networks Inc. and its subsidiaries for the following year by March 31, 2025 (which, if not cured by April 30, 2025, would have resulted in an event of default), (iii) a failure to maintain a total leverage ratio of less than 5.50:1.00 for the MSGN Holdings Entities (as defined under Note 10. Credit Facilities and Convertible Notes) and MSGN L.P. and its restricted subsidiaries on a consolidated basis and (iv) a failure to maintain an interest coverage ratio of not less than 2.00:1.00 for the MSGN Holdings Entities and MSGN L.P. and its restricted subsidiaries on a consolidated basis, in each case, until the earlier of the date on which the termination of the Transaction Support Agreement is effective with respect to the Consenting Lenders and the date on which the Proposed Transactions are consummated.
As disclosed in Note 10. Credit Facilities and Convertible Notes, all of the outstanding principal amount under the MSG Networks Credit Facilities is guaranteed by the MSGN Guarantors and secured by the MSGN Collateral (each as defined under Note 10. Credit Facilities and Convertible Notes). In the event MSG Networks is unable to successfully refinance or achieve a work-out of the MSGN Term Loan Facility as contemplated by the Transaction Support Agreement, the lenders could exercise their remedies under the MSGN Credit Agreement, which would include, but not be limited to, foreclosing on the MSGN Collateral. If MSG Networks is not able to achieve a refinancing or work-out of its indebtedness (including as contemplated by the Transaction Support Agreement), the

SPHERE ENTERTAINMENT CO.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
(continued)
Company believes it is probable that MSG Networks Inc. and/or its subsidiaries would seek bankruptcy protection or the lenders would foreclose on the MSGN Collateral.
In the event of an MSG Networks bankruptcy, the MSG Networks entities whose operations represent the entirety of the Company’s MSG Networks segment, would be deconsolidated from the Company’s consolidated financial statements effective as of the bankruptcy filing date. In the event of bankruptcy proceedings, MSG Networks Inc. and/or its subsidiaries (and in certain circumstances, its creditors) may elect to investigate and potentially assert claims against the Company and certain of its directors and officers, including for potential claims related to fraudulent transfers, unlawful distributions and payments, veil piercing, alter ego theories, breaches of contracts and unjust enrichment. If such claims are brought, the claimants could seek, among other relief, avoidance of alleged fraudulent transfers and/or unlawful distributions, and monetary damages. In addition, the Company’s stockholders may assert claims against the Company and its directors and officers for breaches of fiduciary duties relating to the Company’s ownership of MSG Networks Inc. and its subsidiaries. Further, the Company would incur legal fees and other expenses in connection with defending any claims. The ultimate court-approved structure and organization of MSG Networks post-bankruptcy could also result in adverse tax consequences to the Company, including the loss of net operating losses (“NOLs”) as a result of any debt extinguishment. Sphere Entertainment Co., Sphere Entertainment Group and the subsidiaries of Sphere Entertainment Group (collectively, the “Non-Credit Parties”) are not legally obligated to fund the outstanding amounts under the MSG Networks Credit Facilities, nor are the assets of the Non-Credit Parties pledged as security under the MSG Networks Credit Facilities. In the event of an exercise of post-default rights and remedies, the Company believes the lenders would have no remedies or recourse against the Non-Credit Parties pursuant to the terms of the MSGN Credit Agreement. In the absence of a refinancing or the achievement of a work-out, management believes it is probable that MSG Networks Inc. and/or its subsidiaries will seek bankruptcy protection or the lenders would foreclose on the MSGN Collateral. While this condition raises substantial doubt about the Company’s ability to continue as a going concern, for the reasons stated above, we have concluded that our plans have effectively alleviated substantial doubt about the Company’s ability to continue as a going concern as of the issuance date.
Recently Issued and Adopted Accounting Pronouncements
Recently Issued Accounting Pronouncements
In November 2024, the Financial Accounting Standards Board (“FASB”) issued ASU 2024-03, Disaggregation of Income Statement Expenses, requiring additional disclosures about specified categories of expenses included in certain expense captions presented on the face of the income statement. This standard will be effective for the Company as of and for the annual period ending December 31, 2027, and may be applied either prospectively to financial statements issued for reporting periods after the effective date of this ASU or retrospectively to all prior periods presented in the financial statements. The Company is currently evaluating the impact of adopting this guidance on the Company’s consolidated financial statements.
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
Recently Adopted Accounting Pronouncements
In November 2023, the FASB issued ASU No. 2023-07, Improvements to Reportable Segment Disclosures. This ASU aims to improve segment disclosures through enhanced disclosures about significant segment expenses. The standard requires disclosure of significant expense categories and amounts for such expenses, including those segment expenses that are regularly provided to the chief operating decision maker, easily computable from information that is regularly provided, or significant expenses that are expressed in a form other than actual amounts. This standard was effective for the Company as of and for the six-month period ended December 31, 2024 and was applied retrospectively to all prior periods, as presented in Note 15. Segment Information.
In December 2023, the FASB issued ASU 2023-09, Improvements to Income Tax Disclosures, a final standard on improvements to income tax disclosures which applies to all entities subject to income taxes. The standard requires disaggregated information about a reporting entity’s effective tax rate reconciliation as well as information on income taxes paid. The standard is intended to benefit investors by providing more detailed income tax disclosures that would be useful in making capital allocation decisions. This standard is effective for the Company’s Annual Report on Form 10-K for the annual period beginning January 1, 2025, and is required to be applied prospectively. This standard affects financial statement disclosure only and, as a result, does not affect our statement of operations, balance sheet or statement of cash flows.

SPHERE ENTERTAINMENT CO.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
(continued)
Note 3. Revenue Recognition
Contracts with Customers
See Note 2. Summary of Significant Accounting Policies and Note 5. Revenue Recognition, to the Audited Consolidated Financial Statements included in the Form 10-KT, for more information regarding the details of the Company’s revenue recognition policies. All revenue recognized in the condensed consolidated statements of operations is considered to be revenue from contracts with customers in accordance with Accounting Standards Codification (“ASC”) Topic 606, Revenue From Contracts with Customers, except for revenues from subleases that are accounted for in accordance with ASC Topic 842, Leases.
Disaggregation of Revenue
The following tables disaggregate the Company’s revenue by major source and reportable segment based upon the timing of transfer of goods or services to the customer for the three months ended March 31, 2025 and 2024:

	Three Months Ended
	March 31, 2025
	Sphere	MSG Networks	Total
Event-related (a)	$134,225	$—	$134,225
Sponsorship, signage, Exosphere advertising, and suite license revenues (b)	17,166	643	17,809
Media related, primarily from affiliation agreements (b)	—	120,371	120,371
Other	5,650	2,015	7,665
Total revenues from contracts with customers	157,041	123,029	280,070
Revenues from subleases	504	—	504
Total revenues	$157,545	$123,029	$280,574

	Three Months Ended
	March 31, 2024
	Sphere	MSG Networks	Total
Event-related (a)	$134,835	$—	$134,835
Sponsorship, signage, Exosphere advertising, and suite license revenues (b)	32,942	656	33,598
Media related, primarily from affiliation agreements (b)	—	148,417	148,417
Other	1,864	1,893	3,757
Total revenues from contracts with customers	169,641	150,966	320,607
Revenues from subleases	723	—	723
Total revenues	$170,364	$150,966	$321,330
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
(b)     See Note 2. Summary of Significant Accounting Policies, Revenue Recognition, and Note 5. Revenue Recognition, to the Audited Consolidated Financial Statements included in the Form 10-KT, for further details on the pattern of recognition of sponsorship, signage, Exosphere advertising, suite licenses, and media related revenue.
In addition to the disaggregation of the Company’s revenue by major source based upon the timing of transfer of goods or services to the customer disclosed above, the following tables disaggregate the Company’s consolidated revenues by type of goods or services in accordance with the required entity-wide disclosure requirements of ASC Subtopic 280-10-50-38 to 40 and the disaggregation of revenue required disclosures in accordance with ASC Subtopic 606-10-50-5 for the three months ended March 31, 2025 and 2024:

SPHERE ENTERTAINMENT CO.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
(continued)

	Three Months Ended
	March 31, 2025
	Sphere	MSG Networks	Total
Ticketing and venue license fee revenues (a)	$112,978	$—	$112,978
Sponsorship, signage, Exosphere advertising, and suite license revenues	24,174	—	24,174
Food, beverage, and merchandise revenues	19,889	—	19,889
Media networks revenues (b)	—	123,029	123,029
Total revenues from contracts with customers	157,041	123,029	280,070
Revenues from subleases	504	—	504
Total revenues	$157,545	$123,029	$280,574

	Three Months Ended
	March 31, 2024
	Sphere	MSG Networks	Total
Ticketing and venue license fee revenues (a)	$110,655	$—	$110,655
Sponsorship, signage, Exosphere advertising, and suite license revenues	40,511	—	40,511
Food, beverage, and merchandise revenues	18,475	—	18,475
Media networks revenues (b)	—	150,966	150,966
Total revenues from contracts with customers	169,641	150,966	320,607
Revenues from subleases	723	—	723
Total revenues	$170,364	$150,966	$321,330
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
Contract Balances
The following table provides information about contract balances from the Company’s contracts with customers as of March 31, 2025 and December 31, 2024:

	As of
	March 31,	December 31,
	2025	2024
Receivables from contracts with customers, net (a)	$162,882	$154,949
Contract assets, current (b)	1,500	1,500
Contract assets, non-current (b)	1,230	1,307
Deferred revenue, including non-current portion (c)	154,061	138,057
_________________
(a)    As of March 31, 2025 and December 31, 2024, the Company’s receivables from contracts with customers above included $654 and $325, respectively, related to various related parties. See Note 14 . Related Party Transactions for further details on these related party arrangements.
(b)     Contract assets, current, which are reported as Prepaid expenses and other current assets in the Company’s condensed consolidated balance sheets, primarily relate to the Company’s rights to consideration for goods or services transferred to customers, for which the Company does not have an unconditional right to bill as of the reporting date. Contract assets are transferred to accounts receivable once the Company’s right to consideration becomes unconditional.
(c)    Revenue recognized for the three months ended March 31, 2025 relating to the deferred revenue balance as of December 31, 2024 was $57,740.

Transaction Price Allocated to the Remaining Performance Obligations
As of March 31, 2025, the Company’s remaining performance obligations were $195,289, of which 68% is expected to be recognized over the next two years and 32% of the balance is expected to be recognized thereafter. This primarily relates to performance obligations under sponsorship agreements that have original expected durations longer than one year and for which the respective consideration is not variable. In developing the estimated revenue, the Company applies the allowable practical expedient and does not disclose information about remaining performance obligations that have original expected durations of one year or less.
Note 4. Restructuring Charges
During the three months ended March 31, 2025, the Company incurred costs for termination benefits for certain employees in the

SPHERE ENTERTAINMENT CO.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
(continued)
Sphere segment. As a result, the Company recognized restructuring charges of $1,841 for the three months ended March 31, 2025, which were recorded in Accrued expenses and other current liabilities on the accompanying condensed consolidated balance sheets. Restructuring charges of $4,667 were recorded for the three months ended March 31, 2024, which are recorded in Accrued expenses and other current liabilities, and Related party payables, current on the accompanying condensed consolidated balance sheets.
Changes to the Company’s restructuring liability through March 31, 2025 were as follows:

Restructuring Liability
Balance as of December 31, 2024	$3,590
Restructuring charges	1,841
Payments	(1,536)
Balance as of March 31, 2025	$3,895
Note 5. Investments
As of March 31, 2025 and December 31, 2024, the Company’s investments consisted of the following:

		Investment As of
	Ownership Percentage as of March 31, 2025	March 31, 2025	December 31, 2024
Equity method investments:
SACO Technologies Inc.	30%	$18,780	$18,095
Gotham Advanced Media and Entertainment, LLC	50%	10,098	10,000
Equity investments without readily determinable fair values		8,721	8,721
Other equity investments with readily determinable fair values held in trust under the Company’s Executive Deferred Compensation Plan (a)		3,680	3,580
Total investments		$41,279	$40,396
_________________
(a)    The Company’s investments with readily determinable fair values are classified within Level I of the fair value hierarchy as they are valued based on quoted prices in active markets. Refer to Note 11. Pension Plans and Other Postretirement Benefit Plan, for further detail on the Company’s Executive Deferred Compensation Plan.
For the three months ended March 31, 2025 and 2024, the Company had an unrealized gain on equity investments with and without readily determinable fair values of $21 and $127, respectively, which are reported in Other expense, net.
Note 6. Property and Equipment, net
As of March 31, 2025 and December 31, 2024, property and equipment, net consisted of the following:

	As of
	March 31, 2025	December 31, 2024
Land	$45,217	$43,838
Buildings	2,266,296	2,263,750
Equipment, furniture, and fixtures	1,200,535	1,189,495
Leasehold improvements	23,835	23,835
Construction in progress	6,196	7,496
Total property and equipment, gross	3,542,079	3,528,414
Less accumulated depreciation and amortization	(574,493)	(492,684)
Property and equipment, net	$2,967,586	$3,035,730
The property and equipment balances above include $135,829 and $142,989 of capital expenditure accruals (primarily related to Sphere construction) as of March 31, 2025 and December 31, 2024, respectively, which are reflected in Accrued expenses and other current liabilities in the accompanying condensed consolidated balance sheets. See Note 2. Summary of Significant Accounting Policies, to the Audited Consolidated Financial Statements included in the Form 10-KT, for details on the Company’s estimated useful

SPHERE ENTERTAINMENT CO.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
(continued)
lives for each major category of property and equipment.
The Company recorded depreciation expense on property and equipment of $82,629 and $79,088 for the three months ended March 31, 2025 and 2024, respectively, which is recognized in Depreciation and amortization in the accompanying condensed consolidated statements of operations.
Note 7. Original Immersive Production Content
The Company’s deferred production content costs for its original immersive productions are included within Other non-current assets in the accompanying condensed consolidated balance sheets.
As of March 31, 2025 and December 31, 2024, total deferred immersive production content costs consisted of the following:

	As of
	March 31, 2025	December 31, 2024
Production content
Released, less amortization	$45,695	$52,782
In-process	84,844	49,837
Total production content	$130,539	$102,619
The following table summarizes the Company’s amortization of production content costs, which are reported in Direct operating expenses in the accompanying condensed consolidated statements of operations for the three months ended March 31, 2025 and 2024 as follows:

	Three Months Ended
	March 31,
	2025	2024
Production content costs (a)	$7,243	$7,789
_________________
(a)    For purposes of amortization and impairment, each deferred immersive production content cost is classified based on its predominant monetization strategy. The Company’s current original immersive productions are monetized individually. Refer to Note 2. Summary of Significant Accounting Policies, Production Costs for the Company’s Original Immersive Productions, to the Audited Consolidated Financial Statements included in the Form 10-KT, for further explanation of the monetization strategy.
Note 8. Goodwill and Intangible Assets
The carrying amounts of goodwill as of March 31, 2025 and December 31, 2024 were as follows:

	As of
	March 31, 2025	December 31, 2024
Sphere	$46,864	$46,864
MSG Networks	363,308	363,308
Total Goodwill	$410,172	$410,172
During the quarterly period ended September 30, 2024, the Company performed its annual impairment tests of goodwill and determined that there were no impairments identified as of the impairment test date.

On December 31, 2024, MSG Networks’ affiliation agreement with CSC Holdings, LLC, a subsidiary of Altice USA (“Altice”), one of its major distributors, expired, subsequent to which the Company’s programming networks were not carried by Altice from January 1, 2025 through February 21, 2025. On February 22, 2025, MSG Networks and Altice entered into a multi-year renewal of the affiliation agreement and Altice resumed carriage of the Company’s programming networks. In connection with the preparation of the Audited Consolidated Financial Statements, and in light of changes affecting the MSG Networks reporting unit and the programming industry, the Company concluded that a triggering event had occurred for the reporting unit as of December 31, 2024, and performed an interim quantitative impairment test. As a result of the interim impairment test, the Company recorded a non-cash goodwill impairment charge of $61,200 as of December 31, 2024 within the MSG Networks segment.

SPHERE ENTERTAINMENT CO.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
(continued)
The Company continues to closely monitor the performance and fair value of its MSG Networks reporting unit and the results of its potential work-out of the MSG Networks Credit Facilities. A significant adverse change in market factors or the business outlook for the MSG Networks reporting unit could negatively impact the fair value of our MSG Networks reporting unit and result in an additional goodwill impairment charge at that time.
The Company’s intangible assets subject to amortization as of March 31, 2025 and December 31, 2024 were as follows:

	As of
	March 31, 2025			December 31, 2024
	Gross carrying amount	Accumulated amortization	Intangible assets, net	Gross carrying amount	Accumulated amortization	Intangible assets, net
Affiliate relationships	$83,044	$(70,584)	$12,460	$83,044	$(69,806)	$13,238
Technology	15,508	(2,843)	12,665	15,508	(2,068)	13,440
Trade name	2,032	(373)	1,659	2,032	(327)	1,705
Total	$100,584	$(73,800)	$26,784	$100,584	$(72,201)	$28,383
The Company recognized amortization expense on intangible assets of $1,600 and $779 for the three months ended March 31, 2025 and 2024, respectively, which is recognized in Depreciation and amortization in the accompanying condensed consolidated statements of operations.
Note 9. Commitments and Contingencies
Commitments
See Note 13. Commitments and Contingencies, to the Audited Consolidated Financial Statements included in the Form 10-KT, for details on the Company’s commitments. The Company’s commitments as of December 31, 2024 included a total of up to $2,866,637 of contract obligations (primarily related to media rights agreements from the MSG Networks segment).
During the three months ended March 31, 2025, the Company did not have any material changes in its non-cancelable contractual obligations (other than activities in the ordinary course of business). See Note 10. Credit Facilities and Convertible Notes, for details of the principal repayments required under the Company’s various credit facilities.
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
On March 14, 2023, the parties to the MSG Entertainment Litigation reached an agreement in principle to settle the MSG Entertainment Litigation, without admitting liability, on the terms and conditions set forth in a binding term sheet, which was incorporated into a long-form settlement agreement (the “MSGE Settlement Agreement”) that was filed with the Court on April 20, 2023. The MSGE Settlement Agreement provided for, among other things, the final dismissal of the MSG Entertainment Litigation in exchange for a settlement payment to the Company of approximately $85,000, subject to customary reduction for attorneys’ fees and

SPHERE ENTERTAINMENT CO.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
(continued)
expenses, in an amount to be determined by the Court. The settlement’s amount was fully funded by the other defendants’ insurers. The MSGE Settlement Agreement was approved by the Court on August 14, 2023, which constituted the final judgment in the action. During the quarter ended September 30, 2023, a realized gain of approximately $62,600 was recognized in Other income (expense), net on the accompanying condensed consolidated statements of operations in connection with the settlement payment to the Company.
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
On April 6, 2023, the parties to the MSG Networks Litigation reached an agreement in principle to settle the MSG Networks Litigation, without admitting liability, on the terms and conditions set forth in a binding term sheet, which was incorporated into a long-form settlement agreement (the “MSGN Settlement Agreement”) that was filed with the Court on May 18, 2023. The MSGN Settlement Agreement provided for, among other things, the final dismissal of the MSG Networks Litigation in exchange for a settlement payment to the plaintiffs and the class of approximately $48,500, of which approximately $28,000 has been paid by the Company and approximately $20,500 has been paid to the plaintiffs by insurers (who agreed to advance these costs subject to final resolution of the parties’ insurance coverage dispute). The MSGN Settlement Agreement was approved by the Court on August 14, 2023, which constituted the final judgment in the action. MSG Networks Inc. has a dispute with its insurers over whether and to what extent there is insurance coverage for the settlement (and has settled with one of the insurers). As of March 31, 2025 and December 31, 2024, approximately $18,000 has been accrued in Accrued expenses and other current liabilities. Unless MSG Networks Inc. and the remaining insurers settle that insurance dispute, it is expected to be finally resolved in a pending Delaware insurance coverage action.
The Company is a defendant in various other lawsuits. Although the outcome of these other lawsuits cannot be predicted with certainty (including the extent of available insurance, if any), management does not believe that resolution of these other lawsuits will have a material adverse effect on the Company.
Note 10. Credit Facilities and Convertible Notes
The following table summarizes the presentation of the outstanding balances under the Company’s credit agreements and convertible notes as of March 31, 2025 and December 31, 2024:

	As of
	March 31, 2025			December 31, 2024
	Principal	Unamortized Deferred Financing Costs	Net	Principal	Unamortized Deferred Financing Costs	Net
Current portion
MSG Networks Term Loan	$804,125	$—	$804,125	$829,125	$—	$829,125
Current portion of long-term debt, net	$804,125	$—	$804,125	$829,125	$—	$829,125

	As of
	March 31, 2025				December 31, 2024
	Principal	Debt Discount	Unamortized Deferred Financing Costs	Net	Principal	Debt Discount	Unamortized Deferred Financing Costs	Net
Non-current portion
LV Sphere Term Loan Facility	$275,000	$—	$(2,971)	$272,029	$275,000	$—	$(3,240)	$271,760
3.50% Convertible Senior Notes	258,750	(5,243)	(855)	252,652	258,750	(5,595)	(905)	252,250
Long-term debt, net	$533,750	$(5,243)	$(3,826)	$524,681	$533,750	$(5,595)	$(4,145)	$524,010

SPHERE ENTERTAINMENT CO.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
(continued)
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
The MSGN Credit Agreement matured on October 11, 2024. On the Maturity Date, MSGN L.P. failed to repay the principal amount of $829,125 outstanding under the MSGN Term Loan Facility and an event of default occurred pursuant to the MSGN Credit Agreement. On the Maturity Date, there were no borrowings or letters of credit issued and outstanding under the MSGN Revolving Credit Facility and all revolving credit commitments under the MSGN Revolving Credit Facility terminated.
On October 11, 2024, MSGN L.P. entered into the Forbearance Agreement. Subject to the terms of the Forbearance Agreement, the Supporting Lenders agreed to forbear, during the forbearance period, from exercising certain of their available remedies under the MSGN Credit Agreement, including with respect to or arising out of MSGN L.P.’s failure to make payment on the outstanding principal amount under the MSGN Term Loan Facility on the Maturity Date. The Forbearance Agreement was superseded by the Transaction Support Agreement and the forbearance period expired on April 24, 2025.
Under the Transaction Support Agreement, the Consenting Lenders have agreed to forbear from exercising certain of their available remedies under the MSGN Credit Agreement with respect to or arising out of (i) MSGN L.P.’s failure to make payment on the outstanding principal amount of the MSGN Term Loan Facility on the Maturity Date, (ii) the failure to deliver the budget of MSG Networks Inc. and its subsidiaries for the following year by March 31, 2025 (which, if not cured by April 30, 2025, would have resulted in an event of default), (iii) a failure to maintain a total leverage ratio of less than 5.50:1.00 for the MSGN Holdings Entities and MSGN L.P. and its restricted subsidiaries on a consolidated basis and (iv) a failure to maintain an interest coverage ratio of not less than 2.00:1.00 for the MSGN Holdings Entities and MSGN L.P. and its restricted subsidiaries on a consolidated basis, in each case, until the earlier of the date on which the termination of the Transaction Support Agreement is effective with respect to the Consenting Lenders and the date on which the Proposed Transactions are consummated.
Interest Rates. Prior to the Maturity Date, borrowings under the MSGN Credit Agreement bore interest at a floating rate, which at the option of MSGN L.P. could be either (i) a base rate plus an additional rate ranging from 0.25% to 1.25% per annum (determined based on a total leverage ratio), or (ii) adjusted Term SOFR (i.e., Term SOFR plus 0.10%) plus an additional rate ranging from 1.25% to 2.25% per annum (determined based on a total leverage ratio). After the Maturity Date, borrowings under the MSGN Credit Agreement bear interest at the default rate consisting of (i) adjusted Term SOFR (i.e., Term SOFR plus 0.10%) plus an additional rate ranging from 1.25% to 2.25% per annum (determined based on a total leverage ratio), plus (ii) the additional rate of 2.00% per annum. The default rate on the MSGN Term Loan Facility as of March 31, 2025 was 8.42%.
Covenants. The MSGN Credit Agreement generally requires the MSGN Holdings Entities and MSGN L.P. and its restricted subsidiaries on a consolidated basis to comply with a maximum total leverage ratio of 5.50:1.00 and a minimum interest coverage ratio of 2.00:1.00. The MSGN Holdings Entities and MSGN L.P. and its restricted subsidiaries were not in compliance with the financial covenants on a consolidated basis as of March 31, 2025. Under the Transaction Support Agreement, the Consenting Lenders have agreed to forbear from exercising their available remedies under the MSGN Credit Agreement with respect to or arising out of the failure to maintain compliance with the maximum total leverage ratio and the minimum interest coverage ratio described above until the earlier of the date on which the termination of the Transaction Support Agreement is effective with respect to the Consenting Lenders and the date on which the Proposed Transactions are consummated.
In addition to the financial covenants discussed above, the MSGN Credit Agreement and the related security agreement (as modified in certain cases by the Transaction Support Agreement) contain certain representations and warranties, affirmative covenants, and events of default. The MSGN Credit Agreement (as modified in certain cases by the Transaction Support Agreement) contains significant restrictions (and in some cases prohibitions) on the ability of MSGN L.P. and its restricted subsidiaries to take certain actions as provided in (and subject to various exceptions and baskets set forth in) the MSGN Credit Agreement, including the following: (i) incurring additional indebtedness and contingent liabilities; (ii) creating liens on certain assets; (iii) making investments, loans or advances in or to other persons; (iv) paying dividends and distributions or repurchasing capital stock; (v) changing their lines of business; (vi) engaging in certain transactions with affiliates; (vii) amending specified material agreements; (viii) merging or consolidating; (ix) making certain dispositions; and (x) entering into agreements that restrict the granting of liens. The MSGN Holdings Entities are also subject to customary passive holding company covenants.

SPHERE ENTERTAINMENT CO.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
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
Interest Rates. Borrowings under the LV Sphere Term Loan Facility bear interest at a floating rate, which at the option of MSG LV may be either (i) a base rate plus a margin of 3.375% per annum or (ii) adjusted Term SOFR (i.e., Term SOFR plus 0.10%) plus a margin of 4.375% per annum. The interest rate on the LV Sphere Term Loan Facility as of March 31, 2025 was 8.80%.
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

The debt service coverage ratio covenant began testing in the quarter ended December 31, 2023 on a historical basis and on a prospective basis. Both the historical and prospective debt service coverage ratios are required to be at least 1.35:1.00. As of March 31, 2025, the historical and prospective debt service coverage ratios were 7.22:1.00 and 14.19:1.00, respectively. In addition, among other conditions, MSG LV is not permitted to make distributions to Sphere Entertainment Group unless the historical and prospective debt service coverage ratios are at least 1.50:1.00. The minimum liquidity level for Sphere Entertainment Group is set at $50,000, with $25,000 required to be held in cash or cash equivalents and is tested as of the last day of each quarter based on Sphere Entertainment Group’s unencumbered liquidity, consisting of cash and cash equivalents and available lines of credit, as of such date.
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
3.50% Convertible Senior Notes
On December 8, 2023, the Company completed a private unregistered offering (the “Offering”) of $258,750 in aggregate principal amount of its 3.50% Convertible Senior Notes due 2028 (the “3.50% Convertible Senior Notes”), which amount includes the full exercise of the initial purchasers’ option to purchase additional 3.50% Convertible Senior Notes. See Note 14. Credit Facilities and Convertible Notes to the Audited Consolidated Financial Statements included in the Form 10-KT for details on the 3.50% Convertible Senior Notes.

SPHERE ENTERTAINMENT CO.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
(continued)
Debt Maturities
Debt maturities over the next five years for the outstanding principal balance under the MSG Networks Credit Facilities, LV Sphere Term Loan Facility and 3.50% Convertible Senior Notes as of March 31, 2025 were as follows:

	MSG Networks Credit Facilities	LV Sphere Term Loan Facility	3.50% Convertible Senior Notes	Total
2025 (remainder)	$804,125	—	—	$804,125
2026	—	—	—	—
2027	—	275,000	—	275,000
2028	—	—	258,750	258,750
2029	—	—	—	—
Thereafter	—	—	—	—
Total long-term debt	$804,125	$275,000	$258,750	$1,337,875
Interest payments and loan principal repayments made by the Company under the credit agreements were as follows:

	Interest Payments		Loan Principal Repayments
	Three Months Ended		Three Months Ended
	March 31,		March 31,
	2025	2024	2025	2024
MSG Networks Credit Facilities	$18,559	$16,762	$25,000	$20,625
LV Sphere Term Loan Facility	6,257	6,746	—	—
Total Payments	$24,816	$23,508	$25,000	$20,625
The carrying value and fair value of the Company’s debt reported in the accompanying condensed consolidated balance sheets are as follows:

	As of
	March 31, 2025		December 31, 2024
	Carrying Value (a)	Fair Value	Carrying Value (a)	Fair Value
Liabilities:
MSG Networks Credit Facilities	$804,125	$221,134	$829,125	$335,796
LV Sphere Term Loan Facility	275,000	270,875	275,000	273,625
3.50% Convertible Senior Notes	253,507	311,302	253,155	353,246
Total Long-term debt	$1,332,632	$803,311	$1,357,280	$962,667
_________________
(a)    The total carrying value of the Company’s debt as of March 31, 2025 and December 31, 2024 is equal to the current and non-current principal payments for the Company’s debt, excluding unamortized deferred financing costs of $3,826 and $4,145, respectively.
The Company’s debt is classified within Level II of the fair value hierarchy as it is valued using quoted indices of similar instruments for which the inputs are readily observable.
Note 11. Pension Plans and Other Postretirement Benefit Plan
The Company sponsors (i) both funded and unfunded and qualified and non-qualified pension plans, including the Networks 1212 Plan (as defined below), Networks Excess Cash Balance Plan, and the Networks Excess Retirement Plan (together, the “Networks Plans”), (ii) an excess savings plan and (iii) a postretirement benefit plan (the “Postretirement Plan”). In connection with the distribution of approximately 67% of the outstanding common stock of MSGE Spinco, Inc. (now known as Madison Square Garden Entertainment Corp. and referred to herein as “MSG Entertainment”) to the Company’s stockholders on April 20, 2023 (the “MSGE Distribution”), the Company established an unfunded non-contributory, non-qualified frozen excess cash balance plan (the “Sphere Excess Plan”) covering certain employees who participated in the pre-MSGE Distribution cash balance plan, which was transferred to MSG Entertainment in connection with the MSGE Distribution. The Networks Plans and Sphere Excess Plan are collectively referred to as the “Pension Plans.” Prior to the MSGE Distribution, the Company sponsored two contributory welfare plans which provided certain postretirement healthcare benefits to certain employees hired prior to January 1, 2001.

SPHERE ENTERTAINMENT CO.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
(continued)

The sponsorship of the Postretirement Plan covering Networks employees was retained by the Company while the postretirement plan covering MSG Entertainment employees was transferred to MSG Entertainment in connection with MSGE Distribution. In addition, the liabilities associated with the postretirement plan for MSG Entertainment employees were transferred from the Company to MSG Entertainment in connection with the MSGE Distribution. See Note 15. Pension Plans and Other Postretirement Benefit Plan to the Audited Consolidated Financial Statements included in the Form 10-KT for more information regarding these plans.
Defined Benefit Pension Plans and Postretirement Benefit Plan
The following table presents components of net periodic benefit cost for the Pension Plans and Postretirement Plan included in the accompanying condensed consolidated statements of operations for the three months ended March 31, 2025 and 2024. Service cost is recognized in direct operating expenses and selling, general and administrative expenses. All other components of net periodic benefit cost are reported in Other expense, net.

	Pension Plans		Postretirement Plan
	Three Months Ended		Three Months Ended
	March 31,		March 31,
	2025	2024	2025	2024
Service cost	$48	$61	$4	$5
Interest cost	494	434	24	17
Expected return on plan assets	(238)	(213)	—	—
Recognized actuarial loss (gain)	85	94	—	(17)
Net periodic benefit cost	$389	$376	$28	$5

Contributions for Qualified Defined Benefit Plans
The Company sponsors one non-contributory, qualified defined benefit pension plan covering certain of its union employees, the “Networks 1212 Plan.” During the three months ended March 31, 2025 and 2024 the Company did not contribute any amounts to the Networks 1212 Plan.
Defined Contribution Plans
The Company sponsors the MSGN Holdings, L.P. Excess Savings Plan and the Sphere Entertainment Excess Savings Plan, and participates in the Madison Square Garden 401(k) Savings Plan (collectively, “Savings Plans”). For the three months ended March 31, 2025 and 2024, expenses related to the Savings Plans included in the accompanying condensed consolidated statements of operations were $1,596 and $1,743, respectively.
Executive Deferred Compensation
See Note 15. Pension Plans and Other Postretirement Benefit Plan, to the Company’s Audited Consolidated Financial Statements included in the Form 10-KT, for more information regarding the Company’s Executive Deferred Compensation Plan (the “Executive Deferred Compensation Plan”). The Company recorded compensation expense of $21 and $126 for the three months ended March 31, 2025 and 2024, respectively, within Selling, general, and administrative expenses in the accompanying condensed consolidated statements of operations to reflect the remeasurement of the Executive Deferred Compensation Plan liability. In addition, the Company recorded a gain of $21 and $126 for the three months ended March 31, 2025 and 2024, respectively, within Other expense, net in the accompanying condensed consolidated statements of operations to reflect remeasurement of the fair value of assets under the Executive Deferred Compensation Plan.
The following table summarizes amounts recognized related to the Executive Deferred Compensation Plan in the accompanying condensed consolidated balance sheets:

	As of
	March 31, 2025	December 31, 2024
Non-current assets (included in Investments)	$3,679	$3,580
Non-current liabilities (included in Other non-current liabilities)	$(3,679)	$(3,580)

SPHERE ENTERTAINMENT CO.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
(continued)
Note 12. Share-based Compensation
The Company has three share-based compensation plans: the 2020 Employee Stock Plan, the 2020 Stock Plan for Non-Employee Directors and the MSG Networks Inc. 2010 Employee Stock Plan, in each case as amended from time to time. See Note 15. Share-based Compensation, to the Audited Consolidated Financial Statements included in the Form 10-KT, for more detail on these plans.
Share-based compensation expense for the Company’s restricted stock units (“RSUs”), performance stock units (“PSUs”), stock options and/or cash-settled stock appreciation rights (“SARs”) are recognized in the condensed consolidated statements of operations as a component of direct operating expenses or selling, general and administrative expenses.
The following table summarizes the Company’s share-based compensation expense:

	Three Months Ended
	March 31,
	2025	2024
Share-based compensation (a)	$21,421	$17,164
Fair value of awards vested and exercised (b)	$2,612	$9,567
_________________
(a)    Share-based compensation excludes costs that have been capitalized of $326 and $307 for the three months ended March 31, 2025 and 2024, respectively. For the three months ended March 31, 2024, share-based compensation expense excludes costs of $1,166 that have been reclassified to Restructuring charges in the consolidated statements of operations.
(b)    To fulfill required statutory tax withholding obligations for the applicable income and other employment taxes, RSUs and PSUs with an aggregate value of $1,219 and $409, were retained by the Company during the three months ended March 31, 2025 and 2024, respectively.
As of March 31, 2025, there was $105,292 of unrecognized compensation cost related to unvested RSUs, PSUs, stock options and SARs held by the Company’s employees. The cost is expected to be recognized over a weighted-average period of approximately 2.3 years.
For the three months ended March 31, 2025 and 2024 all RSUs, PSUs and stock options were excluded from the calculation of diluted loss per share because the Company reported a net loss for the period and, therefore, their impact on reported loss per share would have been anti-dilutive.
Award Activity
RSUs
During the three months ended March 31, 2025, approximately 408 RSUs were granted. There were no RSUs granted during the three months ended March 31, 2024. During the three months ended March 31, 2025 and 2024, approximately 40 and approximately 29 RSUs vested, respectively.
PSUs
During the three months ended March 31, 2025, approximately 368 PSUs were granted. There were no PSUs granted during the three months ended March 31, 2024. During the three months ended March 31, 2025 approximately 28 PSUs vested. No PSUs vested during the three months ended March 31, 2024.
Stock options
During the three months ended March 31, 2025 and 2024, approximately 985 and approximately 475 stock options were granted, respectively. During the three months ended March 31, 2025 and 2024, no options and approximately 184 options were exercised, respectively.
Note 13. Stockholders’ Equity
Preferred Stock
The Company is authorized to issue 15,000 shares of preferred stock, par value $0.01. As of March 31, 2025 and December 31, 2024, no shares of preferred stock were outstanding.

SPHERE ENTERTAINMENT CO.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
(continued)
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
Accumulated Other Comprehensive Loss
The following tables detail the components of accumulated other comprehensive loss:

	Three Months Ended
	March 31, 2025
	Pension Plans and Postretirement Plan	Cumulative Translation Adjustments	Accumulated Other Comprehensive Loss
Balance as of December 31, 2024	$(5,877)	$(1,631)	$(7,508)
Other comprehensive (loss) income:
Other comprehensive loss before reclassifications	—	1,941	1,941
Amounts reclassified from accumulated other comprehensive income (a)	(233)	—	(233)
Income tax benefit	62	215	277
Other comprehensive (loss) income, total	(171)	2,156	1,985
Balance as of March 31, 2025	$(6,048)	$525	$(5,523)

	Three Months Ended
	March 31, 2024
	Pension Plans and Postretirement Plan	Cumulative Translation Adjustments	Accumulated Other Comprehensive Loss
Balance as of December 31, 2023	$(5,240)	$(1,074)	$(6,314)
Other comprehensive income (loss):
Other comprehensive loss before reclassifications	—	(968)	(968)
Amounts reclassified from accumulated other comprehensive loss (a)	77	—	77
Income tax (expense) benefit	(19)	250	231
Other comprehensive income (loss), total	58	(718)	(660)
Balance as of March 31, 2024	$(5,182)	$(1,792)	$(6,974)
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
Note 14. Related Party Transactions
As of March 31, 2025, certain members of the Dolan family, including certain trusts for the benefit of members of the Dolan family (collectively, the “Dolan Family Group”), collectively beneficially owned 100% of the Company’s outstanding Class B Common Stock, par value $0.01 per share (“Class B Common Stock”) and approximately 6.0% of the Company’s outstanding Class A Common Stock (inclusive of options exercisable within 60 days after March 31, 2025) for purposes of Section 13(d) of the Securities Exchange Act of 1934, as amended. Such shares of the Company’s Class A Common Stock and Class B Common Stock, collectively, represent approximately 71.9% of the aggregate voting power of the Company’s outstanding common stock. Members of the Dolan family are also the controlling stockholders of MSG Entertainment, Madison Square Garden Sports Corp. (“MSG Sports”) and AMC Networks Inc.
See Note 19. Related Party Transactions, to the Audited Consolidated Financial Statements included in the Form 10-KT, for a description of the Company’s related party arrangements. There were no material changes in such related party arrangements during the three months ended March 31, 2025, except that pursuant to the Transaction Support Agreement, the parties have agreed that the Transaction Support Agreement will terminate if MSG Networks pays any rights fees due and payable under the media rights agreements with the Teams prior to the date on which the Proposed Transactions are consummated and that the Teams will forbear

SPHERE ENTERTAINMENT CO.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
(continued)
from exercising any rights or remedies they may have under the media rights agreements with respect to such non-payment. As further described under Note 17. Subsequent Events, on April 24, 2025, MSG Networks Inc., MSGN L.P., certain other subsidiaries of MSG Networks Inc., the Consenting Lenders, the Teams and the Company entered into the Transaction Support Agreement. Under the Transaction Support Agreement, each of the Knicks and the Rangers have agreed to support the Proposed Transactions through a proposed reduction in the rights fees payable by MSG Networks, by 28% and 18%, respectively, with no annual rights fee escalators, effective as of January 1, 2025, and in connection therewith, MSG Networks has agreed to reduce the term of those agreements such that they would expire after the 2028-29 NBA and NHL seasons, respectively, subject to a right of first refusal in favor of MSG Networks.
As of March 31, 2025 and December 31, 2024, accrued liabilities associated with related parties were $48,739 and $18,242, respectively, and are reported under Accrued expenses and other current liabilities in the accompanying condensed consolidated balance sheets.
The Company has also entered into certain commercial agreements with its equity method investment nonconsolidated affiliates in connection with Sphere, including an arrangement with Crown Properties Collection LLC (“CPC”), pursuant to which CPC provided the Company sponsorship and sales services. Under this arrangement, the Company recorded commission expense of $873 and $3,323 for the three months ended March 31, 2025 and 2024, respectively. The Company provided a notice of termination with respect to the agreement with CPC on September 20, 2024 and subsequently negotiated a wind down.
Revenues and Operating Expenses
The following table summarizes the composition and amounts of the transactions with the Company’s related parties. These amounts are reflected in revenues and operating expenses in the accompanying condensed consolidated statements of operations for the three months ended March 31, 2025 and 2024:

	Three Months Ended
	March 31,
	2025	2024
Revenues	$1,284	$1,215
Operating expenses:
Media rights fees	(44,943)	(43,947)
Corporate general and administrative expenses, net - MSG Entertainment Transition Services Agreement (a)	(17,334)	(27,494)
Origination, master control and technical services	(1,161)	(1,283)
Other operating expenses, net (b)	(3,480)	(5,102)
Total operating expenses, net (c)	$(66,918)	$(77,826)
_________________
(a)    Included in Corporate general and administrative expenses, net - MSG Entertainment Transition Services Agreement (the “MSGE TSA”) are expenses of $0 and $588, related to Restructuring charges for employees who provided services to the Company under the MSGE TSA for the three months ended March 31, 2025 and 2024, respectively.
(b)    Other operating expenses, net, includes reimbursements to MSG Entertainment for aircraft-related expenses, professional and payroll fees, and CPC commissions.
(c)    Of the total operating expenses, net, $46,287 and $45,332 for three months ended March 31, 2025 and 2024, respectively, are included in direct operating expenses in the accompanying condensed consolidated statements of operations. Of the total operating expenses, net $20,631 and $32,494 for three months ended March 31, 2025 and 2024, respectively, are included in selling, general, and administrative expenses in the accompanying condensed consolidated statements of operations.
Note 15. Segment Information
As of March 31, 2025, the Company was comprised of two reportable segments: Sphere and MSG Networks. The Company takes into account whether two or more operating segments can be aggregated together as one reportable segment as well as the type of discrete financial information that is available and regularly reviewed by its Chief Operating Decision Maker (“CODM”). The CODM is the Company’s Executive Chairman and Chief Executive Officer.
The CODM evaluates segment performance and determines how to allocate resources based on the Company’s key financial measure of adjusted operating income (“AOI”), a non-GAAP financial measure. The Company defines AOI as operating income excluding:
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
The Company believes that the exclusion of share-based compensation expense or benefit allows investors to better track the performance of the Company’s business without regard to the settlement of an obligation that is not expected to be made in cash. The Company eliminates merger, debt work-out, and acquisition-related costs, including merger-related litigation expenses, net of insurance recoveries, when applicable, because the Company does not consider such costs to be indicative of the ongoing operating performance of the Company as they result from an event that is of a non-recurring nature, thereby enhancing comparability. In addition, management believes that the exclusion of gains and losses related to the remeasurement of liabilities under the Company’s Executive Deferred Compensation Plan provides investors with a clearer picture of the Company’s operating performance given that, in accordance with GAAP, gains and losses related to the remeasurement of liabilities under the Company’s Executive Deferred Compensation Plan are recognized in Operating (loss) income whereas gains and losses related to the remeasurement of the assets under the Company’s Executive Deferred Compensation Plan, which are equal to and therefore fully offset the gains and losses related to the remeasurement of liabilities, are recognized in Other (expense) income, net, which is not reflected in Operating (loss) income.
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
AOI should be viewed as a supplement to and not a substitute for operating (loss) income, net loss, cash flows from operating activities, and other measures of performance and/or liquidity presented in accordance with GAAP. Since AOI is not a measure of performance calculated in accordance with GAAP, this measure may not be comparable to similar measures with similar titles used by other companies. The Company has presented the components that reconcile operating (loss) income, the most directly comparable GAAP financial measure, to AOI.

SPHERE ENTERTAINMENT CO.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
(continued)
Information as to the operations of the Company’s reportable segments is set forth below.

	Three Months Ended
	March 31, 2025
	Sphere	MSG Networks	Total
Revenues	$157,545	$123,029	$280,574
Event-related expenses (a)	(64,141)	—	(64,141)
Rights fee expense	—	(67,146)	(67,146)
Network programming and production costs	—	(20,641)	(20,641)
Other direct operating expenses (a)	(6,395)	—	(6,395)
Overhead expenses(b)	(96,404)	(17,865)	(114,269)
Other segment expenses(c)	(84,367)	(2,224)	(86,591)
Operating (loss) income	$(93,762)	$15,153	$(78,609)
Interest income			3,878
Interest expense			(26,206)
Other expense, net			(1,340)
Loss from operations before income taxes			$(102,277)
Reconciliation of operating (loss) income to adjusted operating income:
Operating (loss) income	$(93,762)	$15,153	$(78,609)
Adjustments:
Share-based compensation expense	19,954	1,641	21,595
Depreciation and amortization	82,005	2,224	84,229
Restructuring charges	1,841	—	1,841
Impairment and other losses, net	521	—	521
Merger, debt work-out, and acquisition related costs, net of insurance recoveries	988	3,803	4,791
Amortization for capitalized cloud computing arrangement costs	1,579	—	1,579
Remeasurement of deferred compensation plan liabilities	21	—	21
Adjusted operating income	$13,147	$22,821	$35,968

SPHERE ENTERTAINMENT CO.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
(continued)

	Three Months Ended
	March 31, 2024
	Sphere	MSG Networks	Total
Revenues	$170,364	$150,966	$321,330
Event-related expenses (a)	(56,298)	—	(56,298)
Rights fee expense	—	(69,667)	(69,667)
Network programming and production costs	—	(22,079)	(22,079)
Other direct operating expenses (a)	(5,996)	—	(5,996)
Overhead expenses(b)	(108,976)	(14,173)	(123,149)
Other segment expenses(c)	(82,592)	(1,942)	(84,534)
Operating (loss) income	$(83,498)	$43,105	$(40,393)
Interest income			7,654
Interest expense			(27,119)
Other expense, net			(3,256)
Loss from operations before income taxes			$(63,114)
Reconciliation of operating (loss) income to adjusted operating income:
Operating (loss) income	$(83,498)	$43,105	$(40,393)
Add back:
Share-based compensation	13,273	3,451	16,724
Depreciation and amortization	77,706	2,161	79,867
Restructuring charges	4,886	(219)	4,667
Merger, debt work-out, and acquisition related costs, net of insurance recoveries	416	92	508
Amortization for capitalized cloud computing arrangement costs	—	22	22
Remeasurement of deferred compensation plan liabilities	126	—	126
Adjusted operating income	$12,909	$48,612	$61,521
_______________
(a)Event-related expenses include, but are not limited to, day-of-event costs, direct operating expenses for The Sphere Experience, venue operating expenses, and other event-related direct operating expenses. Other direct operating expenses include, but are not limited to, expenses related to sponsorship, signage, Exosphere advertising, suite licenses, and other operating expenses. In total, these expenses when combined with MSG Networks rights fee expense and network programming and production costs represent the Company’s Direct operating expenses as presented on the accompanying condensed consolidated statements of operations.
(b)For each reportable segment, Overhead expenses currently include selling, general and administrative costs.
(c)For each reportable segment, Other segment expenses include all other expenses that do not meet the definition of other previously disclosed expenses, primarily depreciation and amortization, impairment and other losses, net and restructuring charges.
Concentration of Risk
Accounts receivable, net in the accompanying condensed consolidated balance sheets as of March 31, 2025 and December 31, 2024 include amounts due from the following individual customers, which accounted for the noted percentages of the gross balance:

	As of
	March 31, 2025	December 31, 2024
Customer A	13%	14%
Customer B	10%	10%

SPHERE ENTERTAINMENT CO.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
(continued)
Revenues in the accompanying condensed consolidated statements of operations for the three months ended March 31, 2025 and 2024 include amounts from the following individual customers:

	Three Months Ended
	March 31,
	2025	2024
Customer 1	11%	11%
Customer 2	8%	8%
Note 16. Additional Financial Information
The following table provides a summary of the amounts recorded as cash, cash equivalents and restricted cash.

	As of
	March 31, 2025	December 31, 2024
Cash and cash equivalents	$465,017	$501,954
Restricted cash	13,185	13,679
Total cash, cash equivalents and restricted cash	$478,202	$515,633
The Company’s cash, cash equivalents, and restricted cash are classified within Level I of the fair value hierarchy as they are valued using observable inputs that reflect quoted prices for identical assets in active markets. The Company’s restricted cash includes cash deposited in escrow accounts. The Company has deposited cash in interest-bearing escrow accounts related to credit support, debt facilities, and collateral to its workers compensation and general liability insurance obligations.
Prepaid expenses and other current assets consisted of the following:

	As of
	March 31, 2025	December 31, 2024
Prepaid expenses	$29,919	$32,384
Inventory	13,163	12,583
Other	21,639	20,040
Total prepaid expenses and other current assets	$64,721	$65,007
Accrued expenses and other current liabilities consisted of the following:

	As of
	March 31, 2025	December 31, 2024
Accrued payroll and employee related liabilities	$33,113	$42,892
Cash due to promoters	132,111	109,078
Capital expenditure accruals	135,829	142,989
Accrued legal fees	23,616	22,046
Other accrued expenses	88,785	71,365
Total Accrued expenses and other current liabilities	$413,454	$388,370
Income Taxes
During the three months ended March 31, 2025 and 2024, the Company made income tax payments, net of refunds, of $627 and $70, respectively.

SPHERE ENTERTAINMENT CO.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
(continued)
Note 17. Subsequent Events
On April 24, 2025, the Company, MSG Networks Inc. and certain subsidiaries of MSG Networks Inc. entered into the Transaction Support Agreement with respect to the restructuring of the debt of subsidiaries of MSG Networks Inc. and amendments to the media rights agreements between MSG Networks and New York Knicks, LLC and New York Rangers, LLC (collectively, the “Teams”), each an indirect subsidiary of MSG Sports, respectively (the “Proposed Transactions”).
The Transaction Support Agreement is among MSG Networks Inc., MSGN L.P., certain of MSG Networks Inc.’ other subsidiaries (together with MSG Networks and MSGN L.P., the “MSGN Parties”), the lenders under MSGN L.P.’s existing credit facilities identified therein (the “Consenting Lenders”), the Teams and the Company (together with the Consenting Lenders and the Teams, the “Consenting Stakeholders”), pursuant to which the Consenting Stakeholders agreed to support the Proposed Transactions on the terms set forth in the Transaction Support Agreement and in the term sheet attached thereto as Exhibit A (the “Term Sheet”).
The Term Sheet sets forth the principal terms of the Transactions that will be consummated upon the execution of definitive documents containing terms consistent with those set forth in the Term Sheet and such other terms as agreed to by the MSGN Parties and the Consenting Stakeholders. The Term Sheet contemplates, among other things:
•that the Company will make a $15 million capital contribution to MSGN L.P.;
•that MSGN L.P.’s existing credit facilities will be replaced with a new $210 million term loan facility (the “New Term Loan Facility”), which will mature in December 2029, have a fixed amortization of $10 million per quarter and require 100% of the MSGN L.P.’s excess free cash flow generated through operating activities to be used to repay the principal amount outstanding under the New Term Loan Facility until fully repaid, subject to limited exceptions set forth in the Term Sheet and otherwise to be agreed;
•that outstanding borrowings under the New Term Loan Facility will bear interest at a rate per annum equal to SOFR plus 5.00%;
•that MSGN L.P. will make a minimum cash payment of $80 million (including the $15 million capital contribution from the Company to MSGN L.P.) to the Consenting Lenders upon the closing of the New Term Loan Facility;
•amendments to media rights agreements, effective as of January 1, 2025, as follows:
◦Knicks:
▪a reduction of 28% in the annual rights fee;
▪an elimination of the annual rights fee escalator; and
▪a change to the contract expiration date to the end of the 2028-29 season, subject to a right of first refusal in favor of MSG Networks;
◦Rangers:
▪a reduction of 18% in the annual rights fee;
▪an elimination of the annual rights fee escalator; and
▪a change to the contract expiration date to the end of the 2028-29 season, subject to a right of first refusal in favor of MSG Networks;
•the issuance by MSG Networks Inc. of penny warrants to MSG Sports exercisable for 19.9% of the equity interests in MSG Networks Inc.;
•beginning with the first calendar year-end following the repayment in full of the New Term Loan Facility, annual payments to the Consenting Lenders in an amount equal to 50% of the difference between MSGN L.P.’s balance sheet cash and the Minimum Cash Balance (as defined in the Term Sheet) until the earlier of the December 31, 2029 payment and payment of $100 million in the aggregate to the Consenting Lenders; and
•the entry into a mutual release agreement by and among the parties to the Transaction Support Agreement providing for a customary mutual release of claims among the parties thereto.
The Non-Credit Parties will not be legally obligated to fund the outstanding borrowings under the New Term Loan Facility, nor will the assets of the Non-Credit Parties be pledged as security under the New Term Loan Facility.
The Transaction Support Agreement contains certain covenants on the part of each of the Consenting Stakeholders, including, among other things, (i) commitments to support, and to use commercially reasonable efforts and timely take all reasonable actions necessary to support, implement and consummate the Transactions and (ii) commitments to negotiate in good faith and use commercially reasonable efforts to execute and implement definitive documents that are consistent with the Transaction Support Agreement.

SPHERE ENTERTAINMENT CO.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
(continued)
Pursuant to the Transaction Support Agreement, the Consenting Stakeholders have agreed to implement the Transactions by June 27, 2025, which date may be extended or waived in writing by each of the Consenting Stakeholders and MSG Networks. The Company expects to record a non-cash gain in connection with the completion of the refinancing transaction contemplated by the Transaction Support Agreement. Such refinancing would also result in adverse tax consequences to the Company, including the elimination of approximately half of the Company’s net operating losses as a result of the debt extinguishment.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations
All dollar amounts included in the following MD&A are presented in thousands, except as otherwise noted.
This Management’s Discussion and Analysis of Financial Condition and Results of Operations (“MD&A”) contains forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. In this MD&A, there are statements concerning the future operating and future financial performance of Sphere Entertainment Co. and its direct and indirect subsidiaries (collectively, “we,” “us,” “our,” “Sphere Entertainment,” or the “Company”), including (i) the ability of MSG Networks to refinance or work-out its indebtedness and the Company’s expectation that if MSG Networks is not able to achieve a work-out, it is probable that MSG Networks Inc. and/or its subsidiaries (“MSG Networks”) would seek bankruptcy protection, (ii) the success of Sphere and The Sphere Experience and development of new immersive productions content, (iii) our plans to bring Sphere to Abu Dhabi, United Arab Emirates under a franchise model, (iv) our ability to reduce or defer certain discretionary capital projects, (v) our plans for possible additional debt financing and (vi) our execution of the strategy for and the success of MSG Networks’ direct-to-consumer (“DTC”) and authenticated streaming offering, MSG+ (which is now included in the Gotham Sports streaming product). Words such as “expects,” “anticipates,” “believes,” “estimates,” “may,” “will,” “should,” “could,” “potential,” “continue,” “intends,” “plans,” and similar words and terms used in the discussion of future operating and future financial performance identify forward-looking statements. Investors are cautioned that such forward-looking statements are not guarantees of future performance, results or events and involve risks and uncertainties and that actual results or developments may differ materially from the forward-looking statements as a result of various factors. Factors that may cause such differences to occur include, but are not limited to:
•the substantial amount of debt we have incurred, the ability of our subsidiaries to make payments on, or repay or refinance, such debt under their respective credit facilities (including MSG Networks’ ability to complete the Proposed Transactions contemplated by the Transaction Support Agreement (as defined below)), and, if unsuccessful, the implications thereof, including the Company’s belief that it would then be probable that MSG Networks Inc. and/or its subsidiaries would seek bankruptcy protection or the lenders would foreclose on the MSGN Collateral (as defined below), the implications of a default under those credit facilities (including the existing events of default under the MSGN Credit Agreement (as defined below)) and the terms of the Transaction Support Agreement and any other agreements entered into in connection therewith;
•our ability to make payments on our 3.50% Convertible Senior Notes (as defined below);
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
•our ability to finalize definitive agreements for a Sphere venue in Abu Dhabi with the Department of Culture and Tourism – Abu Dhabi (“DCT Abu Dhabi”) and DCT Abu Dhabi’s ability to complete construction of that Sphere venue;
•our ability to successfully provide design, construction and pre- and post-opening services to Sphere partners, including DCT Abu Dhabi, as well as our ability to construct, finance and operate new Sphere venues, and the investments, costs and timing associated with those efforts, including obtaining financing, the impact of inflation and tariffs and any construction delays and/or cost overruns;
•general economic conditions, especially in the Las Vegas and New York City metropolitan areas where we have significant business activities, including the impact of a recession on our business;
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

•our ability to successfully execute MSG Networks’ strategy for its DTC and authenticated streaming offering, MSG+ (which is now included in the Gotham Sports streaming product), the success of such offering and our ability to adapt to new content distribution platforms or changes in consumer behavior resulting from emerging technologies;
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
•the demand for advertising and marketing partnership offerings at Sphere and advertising sales and viewer ratings for our networks;
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
•activities or other developments (including pandemics, such as the COVID-19 pandemic) that discourage or may discourage congregation at prominent places of public assembly, including our venue;
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
•the tax-free treatment of the distribution of Madison Square Garden Entertainment Corp. (“MSG Entertainment”) from the Company in 2023 and the distribution from Madison Square Garden Sports Corp. (“MSG Sports”) in 2020; and
•the additional factors described under “Risk Factors” included in Part II of this Form 10-Q for the quarter ended March 31, 2025 (this “Form 10-Q”) and under “Risk Factors” in the Company’s Report on Form 10-KT for the six-months ended December 31, 2024 filed with the Securities and Exchange Commission (the “SEC”) on March 3, 2025 (the “Form 10-KT”).
These forward-looking statements are subject to a number of risks, uncertainties and assumptions, including those described in “Risk Factors” in this Form 10-Q and in the Form 10-KT. Moreover, we operate in a very competitive and rapidly changing environment. New risks emerge from time to time. It is not possible for our management to predict all risks, nor can we assess the impact of all factors on our business or the extent to which any factor, or combination of factors, may cause actual results to differ materially from those contained in any forward-looking statements we may make. In light of these risks, uncertainties and assumptions, the forward-looking events and circumstances discussed in this Form 10-Q may not occur and actual results could differ materially and adversely from those anticipated or implied in the forward-looking statements.
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
Introduction
This MD&A is provided as a supplement to, and should be read in conjunction with, the Company’s unaudited condensed consolidated financial statements (the “financial statements”) and accompanying notes thereto included in “— Item 1. Financial Statements” of this Form 10-Q, as well as the Company’s audited consolidated financial statements and notes thereto as of and for the period ended December 31, 2024 (the “Audited Consolidated Financial Statements”) included in the Form 10-KT, to help provide an understanding of our financial condition, changes in financial condition and results of operations.
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
Our MD&A is organized as follows:
Results of Operations. This section provides an analysis of our unaudited results of operations for the three months ended March 31, 2025 and 2024 on both a (i) consolidated basis and (ii) segment basis.
Liquidity and Capital Resources. This section provides a discussion of our financial condition and liquidity, an analysis of our cash flows for the three months ended March 31, 2025 and 2024, as well as certain contractual obligations and off-balance sheet arrangements.
Seasonality of Our Business. This section discusses the seasonal performance of our business.
Recently Issued Accounting Pronouncements and Critical Accounting Policies. This section discusses accounting pronouncements that have been adopted by the Company, recently issued accounting pronouncements not yet adopted by the Company, as well as the results of the Company’s impairment testing of goodwill. This section should be read together with our critical accounting policies, which are discussed in the Form 10-KT under “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations — Recently Issued Accounting Pronouncements and Critical Accounting Estimates” and in the notes to the Audited Consolidated Financial Statements included therein.
Factors Affecting Operating Results
The operating results of our Sphere segment are largely dependent on our ability to continue to attract (i) audiences to The Sphere Experience, (ii) advertisers and marketing partners, and (iii) guests to attend, and artists to perform at, residencies, concerts and other events at our venue. The operating results of our MSG Networks segment are largely dependent on (i) the terms of MSG Networks’ affiliation agreements with Distributors (including renewals thereof), (ii) the number of subscribers of MSG Networks’ Distributors, (iii) the terms of MSG Networks’ media rights agreements (including renewals thereof), (iv) the terms of the new term loan facility with respect to MSG Networks’ indebtedness, (v) the success of MSG+, MSG Networks’ DTC and authenticated streaming offering (which is now available through the Gotham Sports streaming product), and (vi) the advertising rates we charge advertisers. Certain of these factors in turn depend on the popularity and/or performance of the professional sports teams whose games we broadcast on our networks.
Our Company’s future performance is dependent in part on general economic conditions and the effect of these conditions on our customers. Weak economic conditions may lead to lower demand for our entertainment offerings (including The Sphere Experience) and programming content, which would also negatively affect concession and merchandise sales, and could lead to lower levels of advertising, sponsorship and venue signage. Recent developments relating to tariffs have intensified concerns over the global macroeconomic environment, which has resulted in a rise in volatility across financial markets and concerns over the prospect of a U.S. recession. These conditions may also affect the number of immersive productions, concerts, residencies and other events that take place in the future. An economic downturn could adversely affect our business and results of operations. The Company continues to explore additional opportunities to expand our presence in the entertainment industry both domestically and internationally. Any new investment may not initially contribute to operating income, but is intended to contribute to the success of the Company over time. Our results will also be affected by investments in, and the success of, new immersive productions.
Recent Developments
On April 24, 2025, the Company, MSG Networks Inc. and certain subsidiaries of MSG Networks Inc. entered into a Transaction Support Agreement (the “Transaction Support Agreement”) with respect to the restructuring of the debt of subsidiaries of MSG Networks Inc. and amendments to the media rights agreements between MSG Networks and New York Knicks, LLC and New York

Rangers, LLC (collectively, the “Teams”), each an indirect subsidiary of MSG Sports, respectively (the “Proposed Transactions”).
The Transaction Support Agreement is among MSG Networks Inc., MSGN L.P., certain of MSG Networks Inc.’s other subsidiaries (together with MSG Networks Inc. and MSGN Holdings, L.P.’s (“MSGN L.P.”), the “MSGN Parties”), the lenders under MSGN L.P.’s existing credit facilities identified therein (the “Consenting Lenders”), the Teams and the Company (together with the Consenting Lenders and the Teams, the “Consenting Stakeholders”), pursuant to which the Consenting Stakeholders agreed to support the Proposed Transactions on the terms set forth in the Transaction Support Agreement and in the term sheet attached thereto as Exhibit A (the “Term Sheet”).
The Term Sheet sets forth the principal terms of the Transactions that will be consummated upon the execution of definitive documents containing terms consistent with those set forth in the Term Sheet and such other terms as agreed to by the MSGN Parties and the Consenting Stakeholders. The Term Sheet contemplates, among other things:
•that the Company will make a $15 million capital contribution to MSGN L.P.;
•that MSGN L.P.’s existing credit facilities will be replaced with a new $210 million term loan facility (the “New Term Loan Facility”), which will mature in December 2029, have a fixed amortization of $10 million per quarter and require 100% of the MSGN L.P.’s excess free cash flow generated through operating activities to be used to repay the principal amount outstanding under the New Term Loan Facility until fully repaid, subject to limited exceptions set forth in the Term Sheet and otherwise to be agreed;
•that outstanding borrowings under the New Term Loan Facility will bear interest at a rate per annum equal to SOFR plus 5.00%;
•that MSGN L.P. will make a minimum cash payment of $80 million (including the $15 million capital contribution from the Company to MSGN L.P.) to the Consenting Lenders upon the closing of the New Term Loan Facility;
•amendments to media rights agreements, effective as of January 1, 2025, as follows:
◦Knicks:
▪a reduction of 28% in the annual rights fee;
▪an elimination of the annual rights fee escalator; and
▪a change to the contract expiration date to the end of the 2028-29 season, subject to a right of first refusal in favor of MSG Networks;
◦Rangers:
▪a reduction of 18% in the annual rights fee;
▪an elimination of the annual rights fee escalator; and
▪a change to the contract expiration date to the end of the 2028-29 season, subject to a right of first refusal in favor of MSG Networks;
•the issuance by MSG Networks Inc. of penny warrants to MSG Sports exercisable for 19.9% of the equity interests in MSG Networks Inc.;
•beginning with the first calendar year-end following the repayment in full of the New Term Loan Facility, annual payments to the Consenting Lenders in an amount equal to 50% of the difference between MSGN L.P.’s balance sheet cash and the Minimum Cash Balance (as defined in the Term Sheet) until the earlier of the December 31, 2029 payment and payment of $100 million in the aggregate to the Consenting Lenders; and
•the entry into a mutual release agreement by and among the parties to the Transaction Support Agreement providing for a customary mutual release of claims among the parties thereto.
Sphere Entertainment Co., Sphere Entertainment Group, LLC (“Sphere Entertainment Group”) and the subsidiaries of Sphere Entertainment Group (collectively, the “Non-Credit Parties”) will not be legally obligated to fund the outstanding borrowings under the New Term Loan Facility, nor will the assets of the Non-Credit Parties be pledged as security under the New Term Loan Facility.
The Transaction Support Agreement contains certain covenants on the part of each of the Consenting Stakeholders, including, among other things, (i) commitments to support, and to use commercially reasonable efforts and timely take all reasonable actions necessary to support, implement and consummate the Transactions and (ii) commitments to negotiate in good faith and use commercially reasonable efforts to execute and implement definitive documents that are consistent with the Transaction Support Agreement.
Pursuant to the Transaction Support Agreement, the Consenting Stakeholders have agreed to implement the Transactions by June 27, 2025, which date may be extended or waived in writing by each of the Consenting Stakeholders and MSG Networks. The Company expects to record a non-cash gain in connection with the completion of the refinancing transaction contemplated by the Transaction

Support Agreement. Such refinancing would also result in adverse tax consequences to the Company, including the elimination of approximately half of the Company’s net operating losses as a result of the debt extinguishment.

Condensed Consolidated Results of Operations
Comparison of the Three Months Ended March 31, 2025 versus the Three Months Ended March 31, 2024
The tables below set forth, for the periods presented, certain historical financial information.

	Three Months Ended
	March 31,		Change
	2025	2024	Amount	Percentage
Revenues	$280,574	$321,330	$(40,756)	(13)%
Direct operating expenses	(158,323)	(154,040)	(4,283)	3%
Selling, general, and administrative expenses	(114,269)	(123,149)	8,880	(7)%
Depreciation and amortization	(84,229)	(79,867)	(4,362)	5%
Impairment and other losses, net	(521)	—	(521)	NM
Restructuring charges	(1,841)	(4,667)	2,826	(61)%
Operating loss	(78,609)	(40,393)	(38,216)	95%
Interest income	3,878	7,654	(3,776)	(49)%
Interest expense	(26,206)	(27,119)	913	(3)%
Other expense, net	(1,340)	(3,256)	1,916	(59)%
Loss from operations before income taxes	(102,277)	(63,114)	(39,163)	62%
Income tax benefit	20,323	15,874	4,449	28%
Net loss	(81,954)	(47,240)	(34,714)	73%
_________________
NM — Absolute percentages greater than 200% and comparisons from positive to negative values or to zero values are considered not meaningful.
The following is a summary of changes in our segments’ operating results for the three months ended March 31, 2025 as compared to the three months ended March 31, 2024, which are discussed below under “Business Segment Results.”

	Three Months Ended
	March 31, 2025
Changes attributable to	Revenues	Direct operating expenses	Selling, general and administrative expenses	Depreciation and amortization	Impairment and other losses, net	Restructuring charges	Operating loss
Sphere segment	$(12,819)	$(8,242)	$12,572	$(4,299)	$(521)	$3,045	$(10,264)
MSG Networks segment	(27,937)	3,959	(3,692)	(63)	—	(219)	(27,952)
	$(40,756)	$(4,283)	$8,880	$(4,362)	$(521)	$2,826	$(38,216)
Depreciation and amortization
For the three months ended March 31, 2025, depreciation and amortization increased $4,362, as compared to the prior year period due to the increase in total property and equipment, gross in the first quarter of 2025 as compared to the first quarter of 2024.
Restructuring charges
For the three months ended March 31, 2025 and 2024, the Company recorded restructuring charges of $1,841 and $4,667, respectively, related to termination benefits provided for certain executives and employees.
Interest income
For the three months ended March 31, 2025, interest income of $3,878 decreased $3,776 as compared to the prior year period, primarily due to lower average cash and cash equivalent balances.
Interest expense
For the three months ended March 31, 2025, interest expense decreased $913 as compared to the prior year period due to a reduction in the average outstanding principal balance of the MSGN Term Loan Facility (as defined below) as compared to the prior year period and a reduction in commitment charges resulting from the termination of the MSGN Revolving Credit Facility (as defined below) on October 11, 2024.

Other expense, net
For the three months ended March 31, 2025, other expense, net decreased $1,916 as compared to the prior year period, primarily due to smaller losses on equity method investments and foreign exchange.
Income tax benefit
In general, the Company is required to use an estimated annual effective tax rate to measure the tax benefit or expense recognized in an interim period. The estimated annual effective tax rate is revised on a quarterly basis.
Income tax benefit for the three months ended March 31, 2025 of $20,323, reflects an effective tax rate of 20%. The effective tax rate is lower than statutory federal tax rate of 21% primarily due to income tax expense related to nondeductible officer’s compensation, partially offset by income tax benefit from state and local taxes.
Income tax benefit for the three months ended March 31, 2024 of $15,874, reflects an effective tax rate of 25%. The effective tax rate exceeds the statutory federal tax rate of 21% primarily due to state and local taxes.
Adjusted operating income
The following is a reconciliation of operating loss to adjusted operating income (as defined in Note 15. Segment Information to the condensed consolidated financial statements included in “— Item 1. Financial Statements” of this Form 10-Q) for the three months ended March 31, 2025 as compared to the prior year period:

	Three Months Ended
	March 31,		Change
	2025	2024	Amount	Percentage
Operating loss	$(78,609)	$(40,393)	$(38,216)	95%
Share-based compensation	21,595	16,724	4,871	29%
Depreciation and amortization	84,229	79,867	4,362	5%
Restructuring charges	1,841	4,667	(2,826)	(61)%
Impairment and other losses, net	521	—	521	NM
Merger, debt work-out, and acquisition related costs, net of insurance recoveries	4,791	508	4,283	NM
Amortization for capitalized cloud computing arrangement costs	1,579	22	1,557	NM
Remeasurement of deferred compensation plan liabilities	21	126	(105)	(83)%
Adjusted operating income	$35,968	$61,521	$(25,553)	(42)%
________________
NM — Absolute percentages greater than 200% and comparisons from positive to negative values or to zero values are considered not meaningful.
Adjusted operating income for the three months ended March 31, 2025 decreased $25,553 as compared to the prior year period to $35,968. The changes in adjusted operating income were attributable to the following:

Three Months Ended
Changes attributable to	March 31, 2025
Sphere segment	$238
MSG Networks segment	(25,791)
$(25,553)

For a discussion of these variances, see “—Business Segment Results” below.

Business Segment Results
Sphere
The tables below set forth, for the periods presented, certain historical financial information and a reconciliation of operating loss to adjusted operating income for the Company’s Sphere segment.

	Three Months Ended
	March 31,		Change
	2025	2024	Amount	Percentage
Revenues	$157,545	$170,364	$(12,819)	(8)%
Direct operating expenses	(70,536)	(62,294)	(8,242)	13%
Selling, general, and administrative expenses	(96,404)	(108,976)	12,572	(12)%
Depreciation and amortization	(82,005)	(77,706)	(4,299)	6%
Impairment and other losses, net	(521)	—	(521)	NM
Restructuring charges	(1,841)	(4,886)	3,045	(62)%
Operating loss	$(93,762)	$(83,498)	$(10,264)	12%
Reconciliation to adjusted operating income:
Share-based compensation	19,954	13,273	6,681	50%
Depreciation and amortization	82,005	77,706	4,299	6%
Restructuring charges	1,841	4,886	(3,045)	(62)%
Impairment and other losses, net	521	—	521	NM
Merger, debt work-out, and acquisition related costs, net of insurance recoveries	988	416	572	138%
Amortization for capitalized cloud computing arrangement costs	1,579	—	1,579	NM
Remeasurement of deferred compensation plan liabilities	21	126	(105)	(83)%
Adjusted operating income	$13,147	$12,909	$238	2%
________________
NM — Absolute percentages greater than 200% and comparisons from positive to negative values or to zero values are considered not meaningful.
Revenues
For the three months ended March 31, 2025, revenues decreased $12,819 as compared to the prior year period. The changes in revenues were attributable to the following:

Three Months Ended
March 31, 2025
Decrease in revenues for The Sphere Experience	$(26,241)
Decrease in revenues from sponsorship, signage, Exosphere advertising and suite license fee revenues	(15,776)
Increase in event-related revenues	25,631
Other net increases	3,567
$(12,819)
For the three months ended March 31, 2025, The Sphere Experience included 166 performances of Postcard From Earth, and 34 performances of V-U2 An Immersive Concert Film, which debuted in September 2024, (with combined average revenues per performance of approximately $371) as compared to 257 performances of Postcard from Earth (with combined average revenues per performance of approximately $392) in the prior year period.
For the three months ended March 31, 2025, the decrease in revenues from sponsorship, signage, Exosphere advertising and suite license fee revenues primarily reflects lower Exosphere advertising revenues, due to the absence of revenues from advertising campaigns around the Super Bowl which was held in Las Vegas in the prior year period, partially offset by higher sponsorship revenues due to increased sales of existing sponsorship inventory and higher suite license fee revenues.
For the three months ended March 31, 2025, the increase in event-related revenues reflects (i) higher revenues from concerts, primarily due to an increase of 10 concerts held at Sphere in Las Vegas as compared to the prior year period, partially offset by lower average per-event revenues, and, to a lesser extent, (ii) revenues from one corporate takeover event held at Sphere in Las Vegas during the current year period as compared to none in the prior year period.
For the three months ended March 31, 2025, the increase in other revenues primarily reflects the impact of revenues related to the Company’s plans to bring the world’s second Sphere to Abu Dhabi, United Arab Emirates.
Direct operating expenses
For the three months ended March 31, 2025, direct operating expenses increased by $8,242 as compared to the prior year period. The changes in direct operating expenses were attributable to the following:

Three Months Ended
March 31, 2025
Increase in event-related direct operating expenses	$7,233
Increase in venue operating expenses	2,436
Decrease in direct operating expenses for The Sphere Experience	(3,470)
Decrease in expenses from sponsorship, signage, Exosphere advertising, and suite license fees	(951)
Other net increases	2,994
$8,242

For the three months ended March 31, 2025, the increase in event-related direct operating expenses reflects (i) higher expenses from one corporate takeover event held at Sphere in Las Vegas during the current year period as compared to none in the prior year period, and (ii) higher expenses from concerts, primarily due to an increase in the number of concerts held at Sphere in Las Vegas as compared to the prior year period, partially offset by lower average per-show expenses.
For the three months ended March 31, 2025, the increase in venue operating expenses was primarily related to an increase in employee compensation and related benefits.
For the three months ended March 31, 2025, the increase in other direct operating expenses primarily reflects the impact of consolidating Holoplot’s results following its acquisition by the Company in April 2024.
For the three months ended March 31, 2025, the decrease in direct operating expenses for The Sphere Experience was primarily due to fewer performances held in the current year period as compared to the prior year period, partially offset by higher average per-show expenses (combined average direct operating expenses of $130 per show in the current year period as compared to $117 per show in the prior year period). The current year period reflects expenses associated with 166 performances of Postcard From Earth and 34 performances of V-U2 An Immersive Concert Film, which debuted in September 2024, as compared to 257 performances of Postcard from Earth in the prior year period.

For the three months ended March 31, 2025, the decrease in direct operating expenses from sponsorship, signage, Exosphere advertising and suite license fees primarily reflects lower expenses related to Exosphere advertising, mainly due to the absence of advertising campaigns around the Super Bowl which was held in Las Vegas in the prior year period.
Selling, general, and administrative expenses
For the three months ended March 31, 2025, selling, general, and administrative expenses decreased $12,572 as compared to the prior year period primarily due to a decrease in professional fees of $9,673 and lower employee compensation and related benefits of $4,232.
Depreciation and amortization
For the three months ended March 31, 2025, depreciation and amortization increased $4,299 as compared to the prior year period primarily due to the increase in total property and equipment, gross in the first quarter of 2025 as compared to the first quarter of 2024.
Restructuring charges
For the three months ended March 31, 2025 and 2024, the Company recognized restructuring charges of $1,841 and $4,886, respectively, related to termination benefits provided for certain executives and employees.
Operating loss

For the three months ended March 31, 2025, operating loss increased $10,264 as compared to the prior year period, primarily due to a decrease in revenue and an increase in direct operating expenses and depreciation and amortization, partially offset by a decrease in selling, general and administrative expenses, and, to a lesser extent, a decrease in restructuring charges.
Adjusted operating income
For the three months ended March 31, 2025, adjusted operating income improved $238 as compared to the prior year period, primarily due to a decrease in selling, general and administrative expenses (excluding share-based compensation expense, amortization for capitalized cloud computing arrangement costs, and merger, debt work-out, and acquisition related costs, net of insurance recoveries), partially offset by a decrease in revenues and an increase in direct operating expenses.
MSG Networks
The tables below set forth, for the periods presented, certain historical financial information and a reconciliation of operating income to adjusted operating income for the Company’s MSG Networks segment.

`	Three Months Ended
	March 31,		Change
	2025	2024	Amount	Percentage
Revenues	$123,029	$150,966	$(27,937)	(19)%
Direct operating expenses	(87,787)	(91,746)	3,959	(4)%
Selling, general, and administrative expenses	(17,865)	(14,173)	(3,692)	26%
Depreciation and amortization	(2,224)	(2,161)	(63)	3%
Restructuring charges	—	219	(219)	(100)%
Operating income	$15,153	$43,105	$(27,952)	(65)%
Reconciliation to adjusted operating income:
Share-based compensation	1,641	3,451	(1,810)	(52)%
Depreciation and amortization	2,224	2,161	63	3%
Restructuring charges	—	(219)	219	(100)%
Merger, debt work-out, and acquisition related costs, net of insurance recoveries	3,803	92	3,711	NM
Amortization for capitalized cloud computing arrangement costs	—	22	(22)	NM
Adjusted operating income	$22,821	$48,612	$(25,791)	(53)%
________________
NM — Absolute percentages greater than 200% and comparisons from positive to negative values or to zero values are considered not meaningful.
Revenues
For the three months ended March 31, 2025, revenues decreased $27,937 as compared to the prior year period. The changes in revenues were attributable to the following:

Three Months Ended
March 31, 2025
Decrease in distribution revenue	$(29,917)
Increase in advertising revenue	1,858
Other net increases	122
$(27,937)
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

In addition, on December 31, 2024, MSG Networks’ affiliation agreement with Altice expired, subsequent to which the Company’s programming networks were not carried by Altice from January 1, 2025 through February 21, 2025. On February 22, 2025, MSG Networks reached a multi-year renewal of the affiliation agreement and Altice resumed carriage of the Company’s programming networks. Results for the three months ended March 31, 2025 reflect the absence of revenues from Altice during the non-carriage period. Furthermore, MSG Networks has experienced significant ongoing subscriber declines and is expected to continue to experience significant subscriber declines in the future, which is expected to result in reductions in MSG Networks’ revenue, operating income and AOI in future periods.

For the three months ended March 31, 2025, distribution revenue decreased $29,917, primarily due to the absence of revenues from Altice during the non-carriage period, and a decrease in total subscribers of approximately 11.5% (excluding the impact of the Altice non-carriage period).

Advertising revenue increased $1,858 as compared to the prior year quarter, primarily due to a higher number of live professional sports telecasts, partially offset by lower average per-game advertising sales.
Direct operating expenses
For the three months ended March 31, 2025 direct operating expenses decreased by $3,959 as compared to the prior year period. The changes in direct operating expenses were attributable to the following:

Three Months Ended
March 31, 2025
Decrease in rights fees expense	$2,521
Decrease in other programming and production content costs	1,438
3,959
For the three months ended March 31, 2025, rights fees expense decreased by $2,521, primarily due to a decrease in other rights fees.

For the three months ended March 31, 2025, other programming and production content costs decreased by $1,438, primarily due to lower costs related to MSG+.

Selling, general, and administrative expenses
For the three months ended March 31, 2025, selling, general and administrative expenses of $17,865 increased $3,692 as compared to the prior year period, primarily due to higher professional fees of $4,400, mainly reflecting professional fees recorded in the current year period associated with pursuing a work-out of the MSG Networks Credit Facilities with its syndicate of lenders, partially offset by other cost decreases.

Operating income
For the three months ended March 31, 2025, operating income decreased by $27,952 as compared to the prior year period, primarily due to the decrease in revenues and, to a lesser extent, higher selling, general and administrative expenses, partially offset by lower direct operating expenses.
Adjusted operating income
For the three months ended March 31, 2025, adjusted operating income decreased by $25,791 as compared to the prior year quarter, primarily due to the decrease in revenues and, to a lesser extent, higher selling, general and administrative expenses, partially offset by lower direct operating expenses.
Liquidity and Capital Resources
Sources and Uses of Liquidity
As of March 31, 2025, the Company’s unrestricted cash and cash equivalents balance was $465,017, as compared to $501,954 as of December 31, 2024. Included in unrestricted cash and cash equivalents as of March 31, 2025 was (1) $244,380 in advance cash proceeds primarily from ticket sales, a portion of which the Company expects to pay to artists and promoters, and (2) $110,132 of cash and cash equivalents at MSG Networks, which were not available for distribution to the Company in order to maintain compliance with the Forbearance Agreement (as defined below and superseded by the Transaction Support Agreement). In addition, as of March 31, 2025, the Company had $33,864 of Accounts payable and $413,454 of Accrued expenses and other current liabilities, including $135,829 of capital expenditure accruals primarily related to Sphere construction (a significant portion of which is in dispute and which the Company does not expect to pay).
The Company’s primary sources of liquidity are cash and cash equivalents and cash flows from the operations of our businesses. The Company’s uses of cash over the next 12 months beyond the issuance date of the accompanying condensed consolidated financial statements included in Part I — Item 1. of this Form 10-Q (the “issuance date”) and thereafter are expected to be substantial and include working capital-related items (including funding its operations and satisfying its accounts payable and accrued liabilities), capital spending (including the creation of additional original content for Sphere), required debt service payments(including principal amortization payments and excess cash flow payments pursuant to the proposed new term loan facility at MSG Networks), payments the Company expects MSG Networks to make in connection with the refinancing of its indebtedness (of at least $80,000, including a $15,000 capital contribution from Sphere Entertainment Co. as part of the transactions contemplated by the Transaction Support Agreement), and investments and related loans and advances that the Company may fund from time to time. The Company may also use cash to repurchase its common stock. The Company’s decisions as to the use of its available liquidity will be based upon the ongoing review of the funding needs of its businesses, the optimal allocation of cash resources, and the timing of cash flow generation. To the extent that the Company desires to access alternative sources of funding through the capital and credit markets, market conditions could adversely impact its ability to do so at that time.
The Company’s ability to have sufficient liquidity to fund its operations and refinance its indebtedness is dependent on the ability of Sphere to generate significant positive cash flow. Although Sphere has been embraced by guests, artists, promoters, advertisers and marketing partners, and the Company anticipates that Sphere will generate substantial revenue and adjusted operating income on an annual basis over time, there can be no assurance that guests, artists, promoters, advertisers and marketing partners will continue to embrace this platform. Original immersive productions, such as Postcard From Earth, V-U2 An Immersive Concert Film, The Wizard of Oz at Sphere and From The Edge, have not been previously pursued on the scale of Sphere, which increases the uncertainty of the Company’s operating expectations. To the extent that the Company’s efforts do not result in viable shows, or to the extent that any such productions do not achieve expected levels of popularity among audiences, the Company may not generate the cash flows from operations necessary to fund its operations. To the extent the Company does not realize expected cash flows from operations from Sphere, it would have to take several actions to improve its financial flexibility and preserve liquidity, including significant reductions in both labor and non-labor expenses as well as reductions and/or deferrals in capital spending. Therefore, while the Company currently believes it will have sufficient liquidity from cash and cash equivalents and cash flows from operations (including expected cash flows from operations from Sphere) to fund its operations, no assurance can be provided that its liquidity will be sufficient in the event any of the preceding uncertainties facing Sphere are realized over the next 12 months beyond the issuance date. See “Part II —Item 1A. Risk Factors — Risks Related to Our Indebtedness, Financial Condition, and Internal Control — We Have Substantial Indebtedness and Are Highly Leveraged, Which Could Adversely Affect Our Business.”
The principal balance of the Company’s total debt outstanding as of March 31, 2025 was $1,337,875, including $804,125 of debt under the MSGN Term Loan Facility (as defined below) which matured without repayment on October 11, 2024 (the “Maturity Date”), and is classified as short-term on the condensed consolidated balance sheets. In anticipation of the Maturity Date, MSG Networks began to pursue the refinancing of the MSGN Term Loan Facility through a work-out with its syndicate of lenders. An event of default occurred under the MSGN Credit Agreement due to MSGN L.P.’s failure to make payment on the outstanding principal amount. On the Maturity Date, and on October 11, 2024, MSGN L.P. and the MSGN Guarantors (as defined below) entered into a Forbearance Agreement (as amended or supplemented from time to time, the “Forbearance Agreement”) with JPMorgan Chase Bank, N.A., as administrative agent, and certain lenders (the “Supporting Lenders”) under the MSG Networks Credit Facilities. Subject to the terms of the Forbearance Agreement, the Supporting Lenders agreed to forbear, during the forbearance period, from exercising certain of their available remedies under the MSGN Credit Agreement, including with respect to or arising out of MSGN L.P.’s failure to make payment on the outstanding principal amount under the MSGN Term Loan Facility on the Maturity Date. The Forbearance Agreement was superseded by the Transaction Support Agreement and the forbearance period expired on April 24, 2025.
Under the Transaction Support Agreement, the Consenting Lenders have agreed to forbear from exercising certain of their available remedies under the MSGN Credit Agreement with respect to or arising out of (i) MSGN L.P.’s failure to make payment on the outstanding principal amount of the MSGN Term Loan Facility on the Maturity Date, (ii) the failure to deliver the budget of the MSG Networks Inc. and its subsidiaries for the following year by March 31, 2025 (which, if not cured by April 30, 2025, would have resulted in an event of default), (iii) a failure to maintain a total leverage ratio of less than 5.50:1.00 for the MSGN Holdings Entities (as defined under Note 10. Credit Facilities and Convertible Notes) and MSGN L.P. and its restricted subsidiaries on a consolidated basis and (iv) a failure to maintain an interest coverage ratio of not less than 2.00:1.00 for the MSGN Holdings Entities and MSGN L.P. and its restricted subsidiaries on a consolidated basis, in each case, until the earlier of the date on which the termination of the Transaction Support Agreement is effective with respect to the Consenting Lenders and the date on which the Proposed Transactions are consummated.

As disclosed in Note 10, Credit Facilities and Convertible Notes to the condensed consolidated financial statements, all of the outstanding principal amount under the MSG Networks Credit Facilities is guaranteed by the MSGN Guarantors and secured by the MSGN Collateral (each as defined below). In the event MSG Networks is unable to successfully refinance or achieve a work-out of the MSGN Term Loan Facility as contemplated by the Transaction Support Agreement, the lenders could exercise their remedies under the MSGN Credit Agreement, which would include, but not be limited to, foreclosing on the MSGN Collateral. If MSG Networks is not able to achieve a refinancing or work-out of its indebtedness (including as contemplated by the Transaction Support Agreement), the Company believes it is probable that MSG Networks Inc. and/or its subsidiaries would seek bankruptcy protection or the lenders would foreclose on the MSGN Collateral.
In the event of an MSG Networks bankruptcy, the MSG Networks entities whose operations represent the entirety of the Company’s MSG Networks segment, would be deconsolidated from the Company’s consolidated financial statements effective as of the bankruptcy filing date. See “Part I —Item 1A. Risk Factors — Risks Related to Our MSG Networks Business — If MSG Networks Is Unable to Achieve a Refinancing or Work-Out of the MSGN Term Loan Facility, the Lenders Could Foreclose Upon the MSG Networks Business.” In the event of bankruptcy proceedings, MSG Networks Inc. and/or its subsidiaries (and in certain circumstances, its creditors) may elect to investigate and potentially assert claims against the Company and certain of its directors and officers, including for potential claims related to fraudulent transfers, unlawful distributions and payments, veil piercing, alter ego theories, breaches of contracts and unjust enrichment. If such claims are brought, the claimants could seek, among other relief, avoidance of alleged fraudulent transfers and/or unlawful distributions, and monetary damages. In addition, the Company’s stockholders may assert claims against the Company and its directors and officers for breaches of fiduciary duties relating to the Company’s ownership of MSG Networks Inc. and its subsidiaries. Further, the Company would incur legal fees and other expenses in connection with defending any claims. The ultimate court-approved structure and organization of MSG Networks post-bankruptcy could also result in adverse tax consequences to the Company, including the loss of Net Operating Losses (“NOLs”) as a result of any debt extinguishment. Sphere Entertainment Co., Sphere Entertainment Group and the subsidiaries of Sphere Entertainment Group (collectively, the “Non-Credit Parties”) are not legally obligated to fund the outstanding amounts under the MSG Networks Credit Facilities, nor are the assets of the Non-Credit Parties pledged as security under the MSG Networks Credit Facilities. In the event of an exercise of post-default rights and remedies, the Company believes the lenders would have no remedies or recourse against the Non-Credit Parties pursuant to the terms of the MSGN Credit Agreement. In the absence of a refinancing or the achievement of a work-out, management believes it is probable that MSG Networks Inc. and/or its subsidiaries will seek bankruptcy protection or the lenders would foreclose on the MSGN Collateral. While this condition raises substantial doubt about the Company’s ability to continue as a going concern, for the reasons stated above, we have concluded that our plans have effectively alleviated substantial doubt about the Company’s ability to continue as a going concern as of the issuance date.
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

Sphere
The Company opened Sphere in Las Vegas in September 2023. See “Part I — Item 1. Our Business — Sphere” in the Form 10-KT. The venue has a number of revenue streams, including The Sphere Experience (which includes original immersive productions), advertising and marketing partnerships, and concert residencies, corporate and marquee sporting events, each of which the Company expects to become significant over time. As a result, we anticipate that Sphere in Las Vegas will generate substantial revenue and adjusted operating income on an annual basis over time.
In October 2024, the Company and DCT Abu Dhabi announced that they will work together to bring the world’s second Sphere to Abu Dhabi, United Arab Emirates. Under the terms of the partnership, which is subject to finalization of definitive agreements, the Company receives a franchise initiation fee (a portion of which has been received) in connection with providing DCT Abu Dhabi the right to build the venue and utilize our proprietary designs, technology, and intellectual property. Construction will be funded by DCT Abu Dhabi, with the Company’s team of experts providing services related to development, construction, and pre-opening of the venue. Following the venue’s opening, the Company plans to maintain ongoing arrangements with DCT Abu Dhabi that are expected to include annual fees for creative and artistic content licensed by the Company, such as Sphere Experiences; use of Sphere’s brand, patents, proprietary technology, and intellectual property; and operational services related to venue operations and technology, as well as commercial and strategic advisory support.
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
MSG Networks Credit Facilities
General. In September 2019, MSGN L.P., MSGN Eden, LLC, an indirect subsidiary of the Company and the general partner of MSGN L.P., Regional MSGN Holdings LLC, an indirect subsidiary of the Company and the limited partner of MSGN L.P. (collectively with MSGN Eden, LLC, the “MSGN Holdings Entities”), and certain subsidiaries of MSGN L.P. entered into a credit agreement (as amended and restated on October 11, 2019, and as further amended through May 30, 2023, the “MSGN Credit Agreement”) providing for (i) an initial $1,100,000 term loan facility (the “MSGN Term Loan Facility”) and (ii) a $250,000 revolving credit facility (the “MSGN Revolving Credit Facility” and, together with the MSGN Term Loan Facility, the “MSG Networks Credit Facilities”), each with a term of five years.
The MSGN Credit Agreement matured on October 11, 2024. On the Maturity Date, MSGN L.P. failed to repay the principal amount of $829,125 outstanding under the MSGN Term Loan Facility and an event of default occurred pursuant to the MSGN Credit Agreement. On the Maturity Date, there were no borrowings or letters of credit issued and outstanding under the MSGN Revolving Credit Facility and all revolving credit commitments under the MSGN Revolving Credit Facility terminated.
On October 11, 2024, MSGN L.P. entered into the Forbearance Agreement. Subject to the terms of the Forbearance Agreement, the Supporting Lenders agreed to forbear, during the forbearance period, from exercising certain of their available remedies under the MSGN Credit Agreement with respect to or arising out of MSGN L.P.’s failure to make payment on the outstanding principal amount under the MSGN Term Loan Facility on the Maturity Date. The Forbearance Agreement was superseded by the Transaction Support Agreement and the forbearance period expired on April 24, 2025.
Under the Transaction Support Agreement, the Consenting Lenders have agreed to forbear from exercising certain of their available remedies under the MSGN Credit Agreement with respect to or arising out of (i) MSGN L.P.’s failure to make payment on the outstanding principal amount of the MSGN Term Loan Facility on the Maturity Date, (ii) the failure to deliver the budget of MSG Networks Inc. and its subsidiaries for the following year by March 31, 2025 (which, if not cured by April 30, 2025, would have resulted in an event of default), (iii) a failure to maintain a total leverage ratio of less than 5.50:1.00 for the MSGN Holdings Entities and MSGN L.P. and its restricted subsidiaries on a consolidated basis and (iv) a failure to maintain an interest coverage ratio of not less than 2.00:1.00 for the MSGN Holdings Entities and MSGN L.P. and its restricted subsidiaries on a consolidated basis, in each case, until the earlier of the date on which the termination of the Transaction Support Agreement is effective with respect to the Consenting Lenders and the date on which the Proposed Transactions are consummated.

Interest Rates. After the Maturity Date, borrowings under the MSGN Credit Agreement bear interest at the default rate consisting of (i) adjusted Term SOFR (i.e., Term SOFR plus 0.10%) plus an additional rate ranging from 1.25% to 2.25% per annum (determined based on a total leverage ratio), plus (ii) the additional rate of 2.00% per annum. The default rate on the MSGN Term Loan Facility as of March 31, 2025 was 8.42%.
Covenants. The MSGN Credit Agreement generally requires the MSGN Holdings Entities and MSGN L.P. and its restricted subsidiaries on a consolidated basis to comply with a maximum total leverage ratio of 5.50:1.00 and a minimum interest coverage ratio of 2.00:1.00. The MSGN Holdings Entities and MSGN L.P. and its restricted subsidiaries were not in compliance with the financial covenants on a consolidated basis as of March 31, 2025. Under the Transaction Support Agreement, the Consenting Lenders have agreed to forbear from exercising their available remedies under the MSGN Credit Agreement with respect to or arising out of the failure to maintain compliance with the maximum total leverage ratio and the minimum interest coverage ratio described above until the earlier of the date on which the termination of the Transaction Support Agreement is effective with respect to the Consenting Lenders and the date on which the Proposed Transactions are consummated.
In addition to the financial covenants discussed above, the MSGN Credit Agreement and the related security agreement (as modified in certain cases by the Transaction Support Agreement) contain certain representations and warranties, affirmative covenants, and events of default. The MSGN Credit Agreement (as modified in certain cases by the Transaction Support Agreement) contains significant restrictions (and in some cases prohibitions) on the ability of MSGN L.P. and its restricted subsidiaries to take certain actions as provided in (and subject to various exceptions and baskets set forth in) the MSGN Credit Agreement, including the following: (i) incurring additional indebtedness and contingent liabilities; (ii) creating liens on certain assets; (iii) making investments, loans or advances in or to other persons; (iv) paying dividends and distributions or repurchasing capital stock; (v) changing their lines of business; (vi) engaging in certain transactions with affiliates; (vii) amending specified material agreements; (viii) merging or consolidating; (ix) making certain dispositions; and (x) entering into agreements that restrict the granting of liens. The MSGN Holdings Entities are also subject to customary passive holding company covenants.
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
Interest Rates. Borrowings under the LV Sphere Term Loan Facility bear interest at a floating rate, which at the option of MSG LV may be either (i) a base rate plus a margin of 3.375% per annum or (ii) adjusted Term SOFR (i.e., Term SOFR plus 0.10%) plus a margin of 4.375% per annum. The interest rate on the LV Sphere Term Loan Facility as of March 31, 2025 was 8.80%.
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
Covenants. The LV Sphere Term Loan Facility and related guaranty by Sphere Entertainment Group include financial covenants requiring MSG LV to maintain a specified minimum debt service coverage ratio and requiring Sphere Entertainment Group to maintain a specified minimum liquidity level. The debt service coverage ratio covenant began testing in the quarter ended December 31, 2023 on a historical basis and on a prospective basis. Both the historical and prospective debt service coverage ratios are required to be at least 1.35:1.00. As of March 31, 2025, the historical and prospective debt service coverage ratios were 7.22:1.00 and 14.19:1.00, respectively. In addition, among other conditions, MSG LV is not permitted to make distributions to Sphere Entertainment Group unless the historical and prospective debt service coverage ratios are at least 1.50:1.00. The minimum liquidity level for Sphere Entertainment Group is set at $50,000, with $25,000 required to be held in cash or cash equivalents, and is tested as of the last day of each quarter based on Sphere Entertainment Group’s unencumbered liquidity, consisting of cash and cash equivalents and available lines of credit, as of such date.

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
3.50% Convertible Senior Notes
On December 8, 2023, the Company completed a private unregistered offering (the “Offering”) of $258,750 in aggregate principal amount of its 3.50% Convertible Senior Notes due 2028 (the “3.50% Convertible Senior Notes”), which amount includes the full exercise of the initial purchasers’ option to purchase additional 3.50% Convertible Senior Notes. See Note 14. Credit Facilities and Convertible Notes, to the Audited Consolidated Financial Statements included in the Form 10-KT, for details on the 3.50% Convertible Senior Notes.
Letters of Credit
The Company uses letters of credit to support its business operations. The Company has letters of credit relating to operating leases which are supported by cash and cash equivalents that are classified as restricted.
Contractual Obligations
During the three months ended March 31, 2025, the Company did not have any material changes in its non-cancelable contractual obligations (other than activities in the ordinary course of business).
See Note 9. Commitments and Contingencies to the condensed consolidated financial statements included in “— Item 1. Financial Statements” of this Form 10-Q, for further details on the timing and amount of payments under various media rights agreements.
Cash Flow Discussion
As of March 31, 2025, cash, cash equivalents and restricted cash totaled $478,202, as compared to $515,633 as of December 31, 2024. The following table summarizes the Company’s cash flow activities for the three months ended March 31, 2025 and 2024:

	Three Months Ended
	March 31,
	2025	2024
Net cash provided by operating activities	$6,348	$101,018
Net cash used in investing activities	(17,570)	(21,213)
Net cash used in financing activities	(26,307)	(12,963)
Effect of exchange rates on cash, cash equivalents and restricted cash	98	(723)
Net (decrease) increase in cash, cash equivalents, and restricted cash	$(37,431)	$66,119
Operating Activities
Net cash provided by operating activities for the three months ended March 31, 2025 decreased by $94,670 to $6,348 as compared to the three months ended March 31, 2024.
The changes in net cash provided by assets and liabilities were primarily driven by (i) a decrease in net cash provided by operating activities related to Accounts receivable, net of $8,988, primarily due to the timing of cash collections from revenue generating activities; (ii) an increase in net cash used for Prepaid expenses and other current and non-current assets of $42,315, primarily for the development of the Company’s original immersive productions content and other related assets, which are capitalized within Other non-current assets in the accompanying consolidated balance sheet; (iii) a decrease in net cash used for operating activities related to

Accounts payable of $43,603, primarily as a result of the timing of payments to vendors; (iv) an increase in net cash provided by operating activities related to Accrued and other current and non-current liabilities of $19,067, primarily as a result of timing of settlements with promoters; and (v) an increase in net cash provided by operating activities related to deferred revenue of $16,786, which was driven by the timing of cash receipts partially offset by the timing of revenue generating activities. The due to promoter and deferred revenue balance sheet liability accounts increase as cash is collected in advance of revenue generating activities and decrease as the Company’s obligations are satisfied, including when The Sphere Experience, other live events and Exosphere advertising occur. Timing of when other live events go on sale, tickets are sold, cash is collected, the live events occur and cash is paid to the promoters also significantly impact the balances.

In addition to the net decreases driven by changes in assets and liabilities, the Company generated a larger net loss of $81,954 in the current year period, compared to a net loss of $47,240 in the prior year period, as adjusted by larger net adjustments of $93,559 in the current year period, compared to $89,852. Refer to Management’s Discussion and Analysis Business Segment Results for further detail pertaining to the Company’s operating results.

Investing Activities
Net cash used in investing activities for the three months ended March 31, 2025 decreased by $3,643 as compared to the prior year period, primarily due a decrease in capital expenditures for Sphere in Las Vegas after the opening on September 29, 2023.
Financing Activities
Net cash used in financing activities for the three months ended March 31, 2025 increased by $13,344 as compared to the prior year period, primarily due to an increase in principal repayments of debt in the current year period as well as a reduction in cash proceeds from the exercise of stock options.
Seasonality of Our Business
Our MSG Networks segment generally earns a higher share of its annual revenues in the first and fourth quarters of its year as a result of MSG Networks’ advertising revenue being largely derived from the sale of inventory in its live NBA and NHL professional sports programming.
Recently Issued Accounting Pronouncements and Critical Accounting Estimates
Recently Issued and Adopted Accounting Pronouncements
See Note 2. Accounting Policies to the condensed consolidated financial statements included in “— Item 1. Financial Statements” of this Form 10-Q, for discussion of recently issued accounting pronouncements.
Critical Accounting Estimates
There have been no material changes to the Company’s critical accounting policies. The following discussion has been included to provide the results of our annual impairment testing of goodwill performed during the quarterly period ended September 30, 2024 as well as the interim impairment test performed during the period ended December 31, 2024.
Impairment of Goodwill
Goodwill is tested annually for impairment as of August 31st and at any time upon the occurrence of certain events or substantive changes in circumstances. The Company performs its goodwill impairment test at the reporting unit level. As of March 31, 2025, the Company had two reportable segments and two reporting units, Sphere and MSG Networks, consistent with the way management makes decisions and allocates resources to the business.
The goodwill balance reported on the Company’s condensed consolidated balance sheets as of March 31, 2025 by reporting unit was as follows:

As of
March 31, 2025
Sphere	$46,864
MSG Networks	363,308
Total Goodwill	$410,172

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
On December 31, 2024, MSG Networks’ affiliation agreement with Altice, one of its major Distributors, expired, subsequent to which the Company’s networks were not carried by Altice from January 1, 2025 through February 21, 2025. On February 22, 2025, the Company and Altice entered into a multi-year renewal of the affiliation agreement and Altice resumed carriage of the Company’s programming networks. In connection with the preparation of the financial statements included in the Form 10-KT, and in light of changes affecting the MSG Networks reporting unit and the programming industry, the Company concluded that a triggering event had occurred as of December 31, 2024 (“interim testing date”) for the MSG Networks reporting unit, which required the Company to assess the carrying value of its long-lived assets, amortizable intangible assets and goodwill as of the interim testing date.
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

Item 3. Quantitative and Qualitative Disclosures About Market Risk
There were no material changes to the disclosures regarding market risks in connection with our pension and postretirement plans. See Item 7A, “Quantitative and Qualitative Disclosures About Market Risk,” of the Form 10-KT.
Potential Interest Rate Risk Exposure
The Company, through its subsidiaries, MSG Networks and MSG LV, is subject to potential interest rate risk exposure related to borrowings incurred under their respective credit facilities. Changes in interest rates may increase interest expense payments with respect to any borrowings incurred under these credit facilities. The effect of a hypothetical 200 basis point increase in floating interest rate prevailing as of March 31, 2025 and continuing for a full year would increase the Company’s interest payments on the outstanding amounts under the credit facilities by $21,583.

Foreign Currency Exchange Rate Exposure
We are exposed to market risk resulting from foreign currency fluctuations, primarily to the British pound sterling through our net investment position initiated with our acquisition of land in Stratford, London in November 2017, which we expected would become home to a future Sphere, and through cash and invested funds which we expected would be deployed in the construction of our London venue prior to the Company’s decision in November 2023 to no longer pursue the development of a Sphere in the United Kingdom. During the 12 months ended March 31, 2025, the GBP/USD exchange rate ranged from 1.2181 to 1.3417 as compared to GBP/USD exchange rate of 1.2919 on March 31, 2025, a fluctuation range of approximately 4.96%. As of March 31, 2025, a uniform hypothetical 10% fluctuation in the GBP/USD exchange rate would have resulted in a change of approximately $3,200 in the Company’s net asset value.
Following the acquisition of Holoplot on April 25, 2024, which is based in Berlin, Germany, we are also exposed to market risk resulting from foreign currency fluctuations related to the Euro. During the 12 months ended March 31, 2025, the EUR/USD exchange rate ranged from 1.0130 to 1.1195 as compared to EUR/USD exchange rate of 1.0819 on March 31, 2025, a fluctuation range of approximately 5.14%. As of March 31, 2025, a uniform hypothetical 10% fluctuation in the EUR/USD exchange rate would have resulted in a change of approximately $180 in the Company’s net asset value.
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
Item 4. Controls and Procedures
Our management, with the participation of our Executive Chairman and Chief Executive Officer and our Executive Vice President, Chief Financial Officer and Treasurer, evaluated the effectiveness of the design and operation of our disclosure controls and procedures as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”). Based on that evaluation, our Executive Chairman and Chief Executive Officer and our Executive Vice President, Chief Financial Officer and Treasurer concluded that the Company’s disclosure controls and procedures were effective as of March 31, 2025.
Changes in Internal Control over Financial Reporting
There were no changes in the Company’s internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the quarter ended March 31, 2025, that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

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
On April 6, 2023, the parties to the MSG Networks Litigation reached an agreement in principle to settle the MSG Networks Litigation, without admitting liability, on the terms and conditions set forth in a binding term sheet, which was incorporated into a long-form settlement agreement (the “MSGN Settlement Agreement”) that was filed with the Court on May 18, 2023. The MSGN Settlement Agreement provided for, among other things, the final dismissal of the MSG Networks Litigation in exchange for a settlement payment to the plaintiffs and the class of approximately $48.5 million, of which approximately $28 million has been paid by the Company and approximately $20.5 million has been paid to the plaintiffs by insurers (who agreed to advance these costs subject to final resolution of the parties’ insurance coverage dispute). The MSGN Settlement Agreement was approved by the Court on August 14, 2023, which constituted the final judgment in the action. MSG Networks Inc. has a dispute with its insurers over whether and to what extent there is insurance coverage for the settlement (and has settled with one of the insurers). As of March 31, 2025, approximately $18 million has been accrued in Accrued expenses and other current liabilities (reduced from approximately $20.5 million accrued as of March 31, 2024 in connection with the aforementioned settlement). Unless MSG Networks Inc. and the remaining insurers settle that insurance dispute, it is expected to be finally resolved in a pending Delaware insurance coverage action.

The Company is a defendant in various other lawsuits. Although the outcome of these other lawsuits cannot be predicted with certainty (including the extent of available insurance, if any), management does not believe that resolution of these other lawsuits will have a material adverse effect on the Company.
Item 1A. Risk Factors
In addition to the other information set forth below, you should carefully consider the factors discussed under the heading “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in this Form 10-Q and our Form 10-KT and other filings we may make from time to time with the SEC. Any of these risks could have a material adverse effect on our business, operating results and financial condition, which could cause you to lose all or part of your investment. Additional risks and uncertainties not currently known to us or that we deem immaterial also may affect our business and operations. As such, you should not consider this list to be a complete statement of all potential risks and uncertainties.
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
In September 2019, certain subsidiaries of MSG Networks Inc., including MSGN L.P., entered into the MSGN Credit Agreement providing for the MSG Networks Credit Facilities.
All obligations under the MSGN Credit Agreement are guaranteed by the MSGN Holdings Entities and the MSGN Subsidiary Guarantors. All obligations under the MSGN Credit Agreement, including the guarantees of those obligations, are secured by the MSGN Collateral, consisting of certain assets of MSGN L.P. and each MSGN Guarantor, including, but not limited to, a pledge of the equity interests in MSGN L.P. held directly by the MSGN Holdings Entities and the equity interests in each MSGN Subsidiary Guarantor held directly or indirectly by MSGN L.P.
On October 11, 2024, the outstanding principal amount under the MSGN Term Loan Facility of $829.1 million matured without repayment and an event of default occurred pursuant to the MSGN Credit Agreement due to MSGN L.P.’s failure to make payment on the outstanding principal amount on the Maturity Date. On that date, MSGN L.P., the MSGN Guarantors, JPMorgan Chase Bank, N.A., as administrative agent, and the Supporting Lenders entered into the Forbearance Agreement, pursuant to which the Supporting Lenders agreed, subject to the terms of the Forbearance Agreement, to forbear, during the forbearance period, from exercising certain of their available remedies under the MSGN Credit Agreement, including with respect to or arising out of MSGN L.P.’s failure to make payment on the outstanding principal amount under the MSGN Term Loan Facility on the Maturity Date. The Forbearance Agreement was superseded by the Transaction Support Agreement and the forbearance period expired on April 24, 2025.
On April 24, 2025, MSG Networks Inc., MSGN L.P., certain other subsidiaries of MSG Networks Inc., the Consenting Lenders, the Teams and the Company (together with the Consenting Lenders and the Teams, the “Consenting Stakeholders”) entered into the Transaction Support Agreement with respect to the restructuring the MSGN Term Loan Facility, amendments to the media rights agreements between MSG Networks and the Teams and certain other matters (collectively, the “Proposed Transactions”). Pursuant to the Transaction Support Agreement, the Consenting Stakeholders agreed to support the Proposed Transactions on the terms set forth in the Transaction Support Agreement and to use commercially reasonable efforts and timely take all reasonable actions necessary to support, implement and consummate the Proposed Transactions.
Under the Transaction Support Agreement, the Consenting Lenders have agreed to forbear from exercising certain of their available remedies under the MSGN Credit Agreement with respect to or arising out of (i) MSGN L.P.’s failure to make payment on the outstanding principal amount of the MSGN Term Loan Facility on the Maturity Date, (ii) the failure to deliver the budget of the MSG Networks Inc. and its subsidiaries for the following year by March 31, 2025 (which, if not cured by April 30, 2025, would have resulted in an event of default), (iii) a failure to maintain a total leverage ratio of less than 5.50:1.00 for the MSGN Holdings Entities and MSGN L.P. and its restricted subsidiaries on a consolidated basis and (iv) a failure to maintain an interest coverage ratio of not less than 2.00:1.00 for the MSGN Holdings Entities and MSGN L.P. and its restricted subsidiaries on a consolidated basis, in each case, until the earlier of the date on which the termination of the Transaction Support Agreement is effective with respect to the Consenting Lenders and the date on which the Proposed Transactions are consummated.
If MSG Networks is not able to achieve a refinancing or work-out of its indebtedness (including as contemplated by the Transaction Support Agreement), the Company believes it is probable that MSG Networks Inc. and/or its subsidiaries would seek bankruptcy protection or the lenders would foreclose on the MSGN Collateral. In the event of an MSG Networks bankruptcy, the MSG Networks entities whose operations represent the entirety of our MSG Networks segment would be deconsolidated from our consolidated financial statements effective as of the bankruptcy filing date.
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
Events of Default Exist Under the MSG Networks Credit Agreement; Although MSG Networks Is Pursuing a Work-out of Its Credit Facilities, There Can Be No Assurances That It Will Be Successful; Even if a Refinancing is Successfully Consummated, We Expect It Would Be on Terms Materially Less Favorable to MSG Networks Than the Current Terms.
The outstanding principal amount under the MSGN Term Loan Facility of $829.1 million matured without repayment on October 11, 2024, and an event of default occurred pursuant to the MSGN Credit Agreement due to MSGN L.P.’s failure to make payment on the outstanding principal amount on the Maturity Date. On October 11, 2024, MSGN L.P., the MSGN Guarantors, JPMorgan Chase Bank, N.A. and the Supporting Lenders entered into the Forbearance Agreement pursuant to which the Supporting Lenders agreed, subject to the terms of the Forbearance Agreement, to forbear, during the forbearance period, from exercising certain of their available remedies under the MSGN Credit Agreement, including with respect to or arising out of MSGN L.P.’s failure to make payment on the outstanding principal amount under the MSGN Term Loan Facility on the Maturity Date. The Forbearance Agreement was superseded by the Transaction Support Agreement and the forbearance period expired on April 24, 2025.
On April 24, 2025, MSG Networks Inc., MSGN L.P., certain other subsidiaries of MSG Networks Inc. and the Consenting Stakeholders entered into the Transaction Support Agreement with respect to the Proposed Transactions. Pursuant to the Transaction Support Agreement, the Consenting Stakeholders agreed to support the Proposed Transactions on the terms set forth in the Transaction Support Agreement and to use commercially reasonable efforts and timely take all reasonable actions necessary to support, implement and consummate the Proposed Transactions.
If MSG Networks is not able to achieve a refinancing or work-out of its indebtedness (including as contemplated by the Transaction Support Agreement), the Company believes it is probable that MSG Networks Inc. and/or its subsidiaries would seek bankruptcy protection or the lenders would foreclose on the MSGN Collateral.
Even if MSG Networks is able to achieve a refinancing or work-out of its indebtedness, we expect such refinancing would be on terms that are materially less favorable to MSG Networks than the current terms, including providing for covenants for the benefit of existing or new lenders that would materially restrict the business of MSG Networks. A refinancing may also require MSG Networks, Sphere Entertainment Co. and/or their respective subsidiaries to make concessions as a condition to the refinancing, which may have an adverse effect on their respective businesses, operating results and financial condition. In addition, the refinancing contemplated by the Transaction Support Agreement would also result in adverse tax consequences to the Company, including the elimination of approximately half of the Company’s NOLs as a result of the debt extinguishment.
If MSG Networks Is Unable to Achieve a Refinancing or Work-Out of the MSGN Term Loan Facility, the Lenders Could Foreclose Upon the MSG Networks Business.
The outstanding principal amount under the MSGN Term Loan Facility of $829.1 million matured without repayment on October 11, 2024, and an event of default occurred pursuant to the MSGN Credit Agreement due to MSGN L.P.’s failure to make payment on the outstanding principal amount on the Maturity Date. See “— Events of Default Exist Under the MSG Networks Credit Agreement; Although MSG Networks Is Pursuing a Work-out of Its Credit Facilities, There Can Be No Assurances That It Will Be Successful; Even if a Refinancing is Successfully Consummated, We Expect It Would Be on Terms Materially Less Favorable to MSG Networks

Than the Current Terms.”
In the event MSG Networks is unable to successfully refinance or achieve a work-out of the MSGN Term Loan Facility (including as contemplated by the Transaction Support Agreement), the lenders would have the right to exercise their remedies under the MSGN Credit Agreement, which would include, but not be limited to, foreclosing on the MSG Networks business. In the event of an exercise of post-default rights or remedies, the Company believes the lenders would have no remedies or recourse against Sphere Entertainment Co., Sphere Entertainment Group and the subsidiaries of Sphere Entertainment Group (collectively, the “Non-Credit Parties”) pursuant to the terms of the MSG Networks Credit Facilities. If MSG Networks is not able to achieve a refinancing or work-out of its indebtedness (including as contemplated by the Transaction Support Agreement), the Company believes it is probable that MSG Networks Inc. and/or its subsidiaries would seek bankruptcy protection or the lenders would foreclose on the MSGN Collateral. If lenders exercise remedies or foreclose on the MSG Networks business, or if MSG Networks Inc. and/or its subsidiaries decide to seek bankruptcy protection, Sphere Entertainment Co. may no longer be entitled to any value in, or results of operations from, the MSG Networks business.
Our MSG Networks Business Depends on Media Rights Agreements With Professional Sports Teams That Have Varying Durations and Terms and Include Significant Obligations, and Our Inability to Renew Those Agreements on Acceptable Terms, or the Loss of Such Rights for Other Reasons, May Have a Material Negative Effect on Our MSG Networks Business and Results of Operations.
Our MSG Networks business is dependent upon media rights agreements with professional sports teams. Upon expiration, we may seek renewal of these agreements and, if we do, we may be outbid by competing programming networks or others for these agreements or the renewal costs could substantially exceed our costs under the current agreements. In addition, one or more of these teams may seek to establish their own programming offering or join one of our competitor’s offerings and, in certain circumstances, we may not have an opportunity to bid for the media rights. Under the Transaction Support Agreement, each of the Knicks and the Rangers have agreed to support the Proposed Transactions through a proposed reduction in the rights fees payable by MSG Networks, by 28% and 18%, respectively, with no annual rights fee escalators, effective as of January 1, 2025, and in connection therewith, MSG Networks has agreed to reduce the term of those agreements such that they would expire after the 2028-29 NBA and NHL seasons, respectively, subject to a right of first refusal in favor of MSG Networks. In the absence of the consummation of the transactions contemplated under the Transaction Support Agreement, and in the event of bankruptcy proceedings, MSG Networks may seek to discharge one or more of those agreements as part of a bankruptcy proceeding.
Even if we are able to consummate the Proposed Transactions contemplated by the Transaction Support Agreement and renew our media rights agreements, the Company’s results could be adversely affected if our obligations under our media rights agreements prove to be outsized relative to the revenues our MSG Networks segment is able to generate. Our media rights agreements with professional sports teams have varying terms and include significant obligations, which currently increase annually, without regard to the number of subscribers to our programming networks or the level of our affiliation and/or advertising revenues. If we are not able to generate sufficient revenues, including due to a loss of any of our significant Distributors or failure to renew affiliation agreements on terms as attractive as our existing agreements, we may be unable to renew media rights agreements on acceptable terms, or to perform our obligations under our existing media rights agreements, including making payments thereunder, which could lead to a default under those agreements and the potential loss of such media rights, which could materially negatively affect our business and results of operations. In recent years, certain regional sports networks have experienced financial difficulties. For example, Diamond Sports Group, LLC (now Main Street Sports Group, “Diamond”), which licenses and distributes sports content in a number of regional markets, filed for protection under Chapter 11 of the bankruptcy code in March 2023 and completed its reorganization in January 2025. In connection with Diamond’s bankruptcy proceedings and reorganization plan, a number of Diamond’s pre-existing media rights agreements with NHL, NBA and MLB teams were either rejected, substantially modified or expired without renewal. As a result, Diamond emerged from its bankruptcy proceedings controlling the media rights to 29 teams (compared to 42 teams prior to its bankruptcy).
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
We are highly leveraged with a significant amount of debt and we may continue to incur additional debt in the future. As of March 31, 2025, the principal balance of our consolidated debt outstanding was approximately $1.3 billion, including $804.1 million under the MSGN Term Loan Facility, which matured without repayment on October 11, 2024 and is classified as short-term on our condensed consolidated balance sheets. As a result of our indebtedness, we are required to make interest and principal payments on our indebtedness that are significant in relation to our revenues and cash flows. These payments reduce our earnings and cash available for other potential business purposes. Furthermore, our interest expense has increased and could in the future increase if interest rates increase because our indebtedness bears interest at floating rates, if we are in default and have to pay a higher rate (as is the case under the MSGN Term Loan Facility) or to the extent we refinance existing debt with higher cost debt. This leverage also exposes us to significant risk by limiting our flexibility in planning for, or reacting to, changes in our business (whether through competitive pressure or otherwise), the entertainment and video programming industries and the economy at large. Although our cash flows could decrease in these scenarios, our required payments in respect of indebtedness would not decrease.
In September 2019, certain subsidiaries of MSG Networks Inc., including MSGN L.P., entered into the MSGN Credit Agreement providing for the MSG Networks Credit Facilities, which consist of the MSGN Term Loan Facility and the MSGN Revolving Credit Facility. On October 11, 2024, the outstanding principal amount under the MSGN Term Loan Facility of $829.1 million matured without repayment and an event of default occurred pursuant to the MSGN Credit Agreement. See “— Events of Default Exist Under the MSG Networks Credit Agreement; Although MSG Networks Is Pursuing a Work-out of Its Credit Facilities, There Can Be No Assurances That It Will Be Successful; Even if a Refinancing is Successfully Consummated, We Expect It Would Be on Terms Materially Less Favorable to MSG Networks Than the Current Terms.” The MSG Networks Credit Facilities are the obligations of our indirect subsidiaries MSGN L.P., MSGN Eden, LLC, Regional MSGN Holdings LLC and certain subsidiaries of MSGN L.P., and none of the Non-Credit Parties are party to the MSG Networks Credit Facilities.
On December 22, 2022, MSG LV, entered into a credit agreement providing for the LV Sphere Term Loan Facility, a five-year, $275 million senior secured term loan facility. All obligations under the LV Sphere Term Loan Facility are guaranteed by Sphere Entertainment Group. None of the Company, MSG Networks Inc., MSGN L.P., or any of the subsidiaries of MSGN L.P are parties to the LV Sphere Term Loan Facility.
On December 8, 2023, the Company completed a private unregistered offering of approximately $259 million in aggregate principal amount of its 3.50% Convertible Senior Notes.
Our ability to have sufficient liquidity to fund our operations and refinance our indebtedness is dependent on the ability of Sphere to generate significant positive cash flow. There can be no assurance that guests, artists, promoters, advertisers and marketing partners will continue to embrace this platform and that Sphere will generate revenue and adjusted operating income in line with our expectations. Original immersive productions, such as Postcard From Earth, V-U2 An Immersive Concert Film, The Wizard of Oz at Sphere and From The Edge, have not been previously pursued on the scale of Sphere, which increases the uncertainty of our operating expectations. To the extent that our efforts do not result in viable shows, or to the extent that any such productions do not achieve expected levels of popularity among audiences, we may not generate the cash flows from operations necessary to fund our operations. Our future operating performance, to a certain extent, is subject to general economic conditions, recession, fears of recession, financial, competitive, regulatory and other factors that are beyond our control. To the extent we do not realize expected cash flows from operations from Sphere, we would have to take several actions to improve our financial flexibility and preserve liquidity, including significant reductions in both labor and non-labor expenses as well as reductions and/or deferrals in capital spending. Therefore, while we currently believe we will have sufficient liquidity from cash and cash equivalents and cash flows from operations (including expected cash flows from operations from Sphere) to fund our operations, no assurance can be provided that our liquidity will be sufficient in the event any of the preceding uncertainties facing Sphere are realized over the next 12 months.
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
The failure to make payments when due, satisfy the covenants, including any inability to attain a covenant waiver, and comply with other requirements under each credit agreement could trigger (and, with respect to the MSGN Credit Agreement, has triggered) a default thereunder, which could result in an acceleration of the outstanding debt thereunder and, with respect to the LV Sphere Term Loan Facility, a demand for payment under the guarantee provided by Sphere Entertainment Group. Additionally, the LV Sphere Term Loan Facility restricts MSG LV from making cash contributions to us unless certain financial covenants are met and the Transaction Support Agreement restricts MSGN L.P. from making cash distributions to us. Any failure to make payments when due or satisfy the covenants under the LV Sphere Term Loan Facility and the MSG Networks Credit Facilities (together, the “Credit Facilities”) could negatively impact our liquidity and could have a negative effect on our businesses.
The terms of the indenture governing the 3.50% Convertible Senior Notes (the “Indenture”) do not restrict us from incurring additional indebtedness, including secured indebtedness. As of March 31, 2025, (i) the principal balance of the Company’s indebtedness (excluding subsidiaries) was approximately $258.8 million under the 3.50% Convertible Senior Notes and (ii) the principal balance of indebtedness of the Company’s subsidiaries was $1.079 billion, all of which is senior secured indebtedness. If we incur secured indebtedness and such secured indebtedness is either accelerated or becomes subject to a bankruptcy, liquidation or reorganization, our assets would be used to satisfy obligations with respect to the indebtedness secured thereby before any payment could be made on the 3.50% Convertible Senior Notes that are not similarly secured. The Indenture also does not restrict our subsidiaries from incurring additional debt, which would be structurally senior to the 3.50% Convertible Senior Notes. If new debt or other liabilities are added to our current debt levels, the related risks that we now face could intensify. Our Credit Facilities restrict the ability of our subsidiaries to incur additional indebtedness, including secured indebtedness, but if the facilities mature or are repaid, our subsidiaries may not be subject to such restrictions under the terms of any subsequent indebtedness.
As described under “Part I — Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations — Liquidity and Capital Resources” in this Form 10-Q, while the conditions with respect to the MSG Networks Credit Facilities raise substantial doubt about the Company’s ability to continue as a going concern, for the reasons stated under Note 2. Accounting Policies — Liquidity and Going Concern, to the condensed consolidated financial statements included in this Form 10-Q, we have concluded that the conditions raising substantial doubt about the Company’s ability to continue as a going concern have been effectively alleviated as of the date of this Form 10-Q, and that the Company would be able to continue as a going concern for at least one year beyond the date of issuance of the condensed consolidated financial statements included in this Form 10-Q. Management will conduct its review of the Company’s ability to continue as a going concern prior to issuing the Company’s financial statements after each quarterly, or annual period. There can be no assurances that we will be able to continue to effectively alleviate the conditions with respect to the Company’s ability to continue to be a going concern in the future.
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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
As of March 31, 2025, the Company had the ability to repurchase up to $350 million of the Company’s Class A Common Stock under the Class A Common Stock share repurchase program initially authorized by the Company’s Board of Directors on March 31, 2020 and reauthorized on March 29, 2023. Under the authorization, shares of Class A Common Stock may be purchased from time to time in open market transactions, in accordance with applicable insider trading and other securities laws and regulations. The timing and amount of purchases will depend on market conditions and other factors. No shares have been repurchased to date.

Item 6. Exhibits

(a)Index to Exhibits

EXHIBIT NO.	DESCRIPTION
10.1
Form of Sphere Entertainment Co. Restricted Stock Units Agreement under the 2020 Employee Stock Plan, as amended (2025) (incorporated by reference to Exhibit 10.16 the Company’s Transition Report on Form 10-KT filed on March 3, 2025).†

10.2
Form of Sphere Entertainment Co. Performance Restricted Stock Units Agreement under the 2020 Employee Stock Plan, as amended (2025) (incorporated by reference to Exhibit 10.18 to the Company’s Transition Report on Form 10-KT filed on March 3, 2025).†

10.3
Form of Sphere Entertainment Co. Restricted Stock Units Agreement in respect of Restricted Stock Units granted under the MSG Networks Inc. 2010 Employee Stock Plan, as amended (2025) (incorporated by reference to Exhibit 10.26 the Company’s Transition Report on Form 10-KT filed on March 3, 2025).†

10.4
Form of Sphere Entertainment Co. Performance Restricted Stock Units Agreement in respect of Performance Restricted Stock Units granted under the MSG Networks Inc. 2010 Employee Stock Plan, as amended (2025) (incorporated by reference to Exhibit 10.28 the Company’s Transition Report on Form 10-KT filed on March 3, 2025).†

10.5
Employment Agreement, dated as of January 6, 2025, between Sphere Entertainment Co. and Robert Langer (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on January 8, 2025).†

10.6
Third Amended and Restated Forbearance Agreement, dated as of January 10, 2025, by and among MSGN Holdings, L.P., certain subsidiaries of MSGN Holdings, L.P. identified therein, MSGN Eden, LLC, Regional MSGN Holdings LLC, JPMorgan Chase Bank, N.A., as administrative agent, and the lenders party thereto (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on January 10, 2025).

10.7
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

10.8
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

10.9
Fourth Amended and Restated Forbearance Agreement, dated as of February 4, 2025, by and among MSGN Holdings, L.P., certain subsidiaries of MSGN Holdings, L.P. identified therein, MSGN Eden, LLC, Regional MSGN Holdings LLC, JPMorgan Chase Bank, N.A., as administrative agent, and the lenders party thereto (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on February 5, 2025).+

10.10
Fifth Amended and Restated Forbearance Agreement, dated as of March 26, 2025, by and among MSGN Holdings, L.P., certain subsidiaries of MSGN Holdings, L.P. identified therein, MSGN Eden, LLC, Regional MSGN Holdings LLC, JPMorgan Chase Bank, N.A., as administrative agent, and the lenders party thereto (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on March 27, 2025).+

10.11
Amendment via Email Correspondence dated as of April 2, 2025 to Fifth Amended and Restated Forbearance Agreement, dated as of March 26, 2025, by and among MSGN Holdings, L.P., certain subsidiaries of MSGN Holdings, L.P. identified therein, MSGN Eden, LLC, Regional MSGN Holdings LLC, JPMorgan Chase Bank, N.A., as administrative agent, and the lenders party thereto (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on April 2, 2025).

10.12
Amendment via Email Correspondence dated as of April 4, 2025 to Fifth Amended and Restated Forbearance Agreement, dated as of March 26, 2025, by and among MSGN Holdings, L.P., certain subsidiaries of MSGN Holdings, L.P. identified therein, MSGN Eden, LLC, Regional MSGN Holdings LLC, JPMorgan Chase Bank, N.A., as administrative agent, and the lenders party thereto (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on April 7, 2025).

10.13
Sixth Amended and Restated Forbearance Agreement, dated as of April 4, 2025, by and among MSGN Holdings, L.P., certain subsidiaries of MSGN Holdings, L.P. identified therein, MSGN Eden, LLC, Regional MSGN Holdings LLC, JPMorgan Chase Bank, N.A., as administrative agent, and the lenders party thereto (incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K filed on April 7, 2025).+

10.14
Amendment via Email Correspondence, dated as of April 21, 2025, to the Sixth Amended and Restated Forbearance Agreement, dated as of April 4, 2025, by and among MSGN Holdings, L.P., certain subsidiaries of MSGN Holdings, L.P. identified therein, MSGN Eden, LLC, Regional MSGN Holdings LLC, JPMorgan Chase Bank, N.A., as administrative agent, and the lenders party thereto (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on April 22, 2025).

EXHIBIT NO.	DESCRIPTION
10.15
Transaction Support Agreement, dated as of April 24, 2025, by and among MSG Networks Inc., certain subsidiaries of MSG Networks Inc. identified therein, the lenders party thereto, New York Knicks, LLC, New York Rangers, LLC and Sphere Entertainment Co. (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on April 25, 2025).

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
101
The following materials from Sphere Entertainment Co. Quarterly Report on Form 10-Q for the quarter ended March 31, 2025, formatted in Inline Extensible Business Reporting Language (iXBRL): (i) condensed consolidated balance sheets, (ii) condensed consolidated statements of operations, (iii) condensed consolidated statements of comprehensive loss, (iv) condensed consolidated statements of cash flows, (v) condensed consolidated statements of equity and redeemable noncontrolling interests, and (vi) notes to condensed consolidated financial statements.

104	The cover page from the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2025 formatted in Inline XBRL and contained in Exhibit 101.
_________________

†     This exhibit is a management contract or a compensatory plan or arrangement.
+    Certain confidential information, identified by bracketed asterisks “[*****]” has been omitted from this exhibit pursuant to Item 601(b)(10) of Regulation S-K because it is both (i) not material and (ii) the type of information that the registrant customarily and actually treats as private or confidential.
* Furnished herewith. These exhibits shall not be deemed “filed” for purposes of Section 18 of the Securities Exchange Act of 1934, or otherwise subject to the liability of that Section. Such exhibits shall not be deemed incorporated into any filing under the Securities Act of 1933 or the Securities Exchange Act of 1934.

SIGNATURE
Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on the 8th day of May 2025.

Sphere Entertainment Co.

By:	/S/ ROBERT LANGER
	Name:	Robert Langer
	Title:	Executive Vice President, Chief Financial Officer and Treasurer