Form 10-Q
period 2025-06-30
Sphere Entertainment Co.
filed 2025-08-11
CIK 1795250

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
____________________
FORM 10-Q
________________________
(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2025
OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from             to
Commission File Number: 001-39245
SPHERE ENTERTAINMENT CO.
(Exact name of registrant as specified in its charter)

Nevada	84-3755666
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

Two Penn Plaza	New York	,	NY	10121
(Address of principal executive offices)				(Zip Code)

Registrant’s telephone number, including area code: (725) 258-0001
Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
Class A Common Stock	SPHR	New York Stock Exchange

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
Number of shares of common stock outstanding as of July 31, 2025:

Class A Common Stock par value $0.01 per share	—	29,132,663
Class B Common Stock par value $0.01 per share	—	6,866,754

SPHERE ENTERTAINMENT CO.

PART I – FINANCIAL INFORMATION
Item 1. Financial Statements
SPHERE ENTERTAINMENT CO.
CONDENSED CONSOLIDATED BALANCE SHEETS (UNAUDITED)
(in thousands, except per share data)

	As of
	June 30,	December 31,
	2025	2024
ASSETS
Current Assets:
Cash, cash equivalents, and restricted cash	$368,927	$515,633
Accounts receivable, net	151,224	154,624
Related party receivables, current	10,957	25,729
Prepaid expenses and other current assets	64,317	65,007
Total current assets	595,425	760,993
Non-Current Assets:
Investments	41,311	40,396
Property and equipment, net	2,851,978	3,035,730
Right-of-use lease assets	88,765	93,920
Goodwill	410,172	410,172
Intangible assets, net	25,129	28,383
Other non-current assets	186,281	145,706
Total assets	$4,199,061	$4,515,300
LIABILITIES AND EQUITY
Current Liabilities:
Accounts payable	$14,775	$33,606
Accrued expenses and other current liabilities	346,925	388,370
Related party payables, current	5,758	9,504
Current portion of long-term debt, net	58,799	829,125
Operating lease liabilities, current	17,455	19,268
Deferred revenue	83,227	91,794
Total current liabilities	526,939	1,371,667
Non-Current Liabilities:
Long-term debt, net	830,535	524,010
Operating lease liabilities, non-current	111,823	116,668
Deferred tax liabilities, net	250,579	148,870
Other non-current liabilities	165,498	152,666
Total liabilities	1,885,374	2,313,881
Commitments and contingencies (see Note 9)
Equity:
Class A Common Stock (a)	291	290
Class B Common Stock (b)	69	69
Additional paid-in capital	2,463,345	2,428,414
Accumulated deficit	(149,984)	(219,846)
Accumulated other comprehensive loss	(34)	(7,508)
Total stockholders’ equity	2,313,687	2,201,419
Total liabilities and equity	$4,199,061	$4,515,300
__________________
(a)    Class A Common Stock, $0.01 par value per share, 120,000 shares authorized; 29,133 and 28,960 shares issued and outstanding as of June 30, 2025 and December 31, 2024, respectively.
(b)    Class B Common Stock, $0.01 par value per share, 30,000 shares authorized; 6,867 shares issued and outstanding as of June 30, 2025 and December 31, 2024.
See accompanying notes to the unaudited condensed consolidated financial statements.

SPHERE ENTERTAINMENT CO.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)
(in thousands, except per share data)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2025	2024	2025	2024
Revenues (a)	$282,677	$273,395	$563,251	$594,725
Direct operating expenses (a)	(131,318)	(149,519)	(289,641)	(303,559)
Selling, general, and administrative expenses (a)	(113,023)	(107,040)	(227,292)	(230,189)
Depreciation and amortization	(83,907)	(82,337)	(168,136)	(162,204)
Impairments and other losses, net	(3,641)	(5,735)	(4,162)	(5,735)
Restructuring charges	(947)	(141)	(2,788)	(4,808)
Operating loss	(50,159)	(71,377)	(128,768)	(111,770)
Gain on extinguishment of debt	346,092	—	346,092	—
Interest income	4,084	7,729	7,962	15,383
Interest expense	(25,862)	(26,921)	(52,068)	(54,040)
Other expense, net	(400)	(2,613)	(1,740)	(5,869)
Income (loss) from continuing operations before income taxes	273,755	(93,182)	171,478	(156,296)
Income tax (expense) benefit	(121,939)	21,965	(101,616)	37,839
Income (loss) from continuing operations	151,816	(71,217)	69,862	(118,457)
Income from discontinued operations, net of taxes	—	24,631	—	24,631
Net income (loss)	$151,816	$(46,586)	$69,862	$(93,826)

Basic income (loss) per common share
Continuing operations	$4.18	$(2.00)	$1.93	$(3.34)
Discontinued operations	—	0.69	—	0.69
Basic income (loss) per common share attributable to Sphere Entertainment Co.’s stockholders	$4.18	$(1.31)	$1.93	$(2.64)

Diluted income (loss) per common share
Continuing operations	$3.39	$(2.00)	$1.56	$(3.34)
Discontinued operations	—	0.69	—	0.69
Diluted income (loss) per common share attributable to Sphere Entertainment Co.’s stockholders	$3.39	$(1.31)	$1.56	$(2.64)

Weighted-average number of common shares outstanding:
Basic	36,283	35,570	36,196	35,494
Diluted	44,848	35,570	44,865	35,494

_________________
(a)    See Note 14. Related Party Transactions, for further information on related party revenues and expenses.
See accompanying notes to the unaudited condensed consolidated financial statements.

SPHERE ENTERTAINMENT CO.
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS) (UNAUDITED)
(in thousands)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2025	2024	2025	2024
Net income (loss)	$151,816	$(46,586)	$69,862	$(93,826)
Other comprehensive income (loss), before income taxes:
Pension plans and postretirement plans:
Amortization of net actuarial loss and prior service credit included in net periodic benefit cost, net	85	373	170	450
Net unamortized loss arising during the period	(319)	(851)	(637)	(851)
Cumulative translation adjustments	8,721	837	10,662	(131)
Other comprehensive income (loss), before income taxes	8,487	359	10,195	(532)
Income tax (expense) benefit	(2,998)	48	(2,721)	279
Other comprehensive income (loss), net of income taxes	5,489	407	7,474	(253)
Comprehensive income (loss)	$157,305	$(46,179)	$77,336	$(94,079)

See accompanying notes to the unaudited condensed consolidated financial statements.

SPHERE ENTERTAINMENT CO.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)
(in thousands)

	Six Months Ended
	June 30,
	2025	2024
OPERATING ACTIVITIES:
Net income (loss)	$69,862	$(93,826)
Adjustments to reconcile net income (loss) to net cash (used in) provided by operating activities:
Depreciation and amortization	168,136	162,204
Impairments and other losses, net	4,162	5,735
Amortization of debt discount and deferred financing costs	1,354	2,027
Amortization of deferred production content	13,089	14,882
Deferred income tax expense (benefit)	98,997	(25,850)
Share-based compensation expense	40,445	31,159
Net unrealized and realized (gain) loss on equity investments with readily determinable fair value and loss in nonconsolidated affiliates	(601)	3,091
Gain on extinguishment of debt	(360,155)	—
Other non-cash adjustments	(1,700)	(485)
Change in assets and liabilities:
Accounts receivable, net	3,400	(47,604)
Related party receivables and payables, net	11,026	(537)
Prepaid expenses and other current and non-current assets	(52,704)	(44,958)
Accounts payable	(18,831)	(8,775)
Accrued and other current and non-current liabilities	(30,989)	34,752
Deferred revenue	3,301	(5,923)
Right-of-use lease assets and operating lease liabilities	(1,503)	2,678
Net cash (used in) provided by operating activities	(52,711)	28,570
INVESTING ACTIVITIES:
Capital expenditures, net	(32,144)	(34,225)
Investments in nonconsolidated affiliates	—	(731)
Purchase of business, net of cash acquired	—	(9,424)
Proceeds from dispositions, net	48,757	—
Other investing activities	(172)	(1,776)
Net cash provided by (used in) investing activities	16,441	(46,156)
FINANCING ACTIVITIES:
Principal repayments on debt	(105,000)	(42,598)
Taxes paid in lieu of shares issued for share-based compensation	(6,059)	(1,925)
Proceeds from exercise of stock options	—	8,827
Payments for financing costs	—	(546)
Net cash used in financing activities	(111,059)	(36,242)
Effect of exchange rates on cash, cash equivalents, and restricted cash	623	(776)
Net decrease in cash, cash equivalents, and restricted cash	(146,706)	(54,604)
Cash, cash equivalents, and restricted cash at beginning of period	515,633	627,827
Cash, cash equivalents, and restricted cash at end of period	$368,927	$573,223
NON-CASH INVESTING AND FINANCING ACTIVITIES:
Capital expenditures incurred but not yet paid	$2,413	$6,018
Share-based compensation capitalized in property and equipment	$546	$619
Non-cash forgiveness of Holoplot Loan	$—	$9,626

See accompanying notes to the unaudited condensed consolidated financial statements.

SPHERE ENTERTAINMENT CO.
CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
(UNAUDITED)
(in thousands)

Stockholder’s Equity
	Common Stock Issued	Additional Paid-In Capital	(Accumulated Deficit) Retained Earnings	Accumulated Other Comprehensive Loss	Total Equity
Balance as of December 31, 2024	$359	$2,428,414	$(219,846)	$(7,508)	$2,201,419
Net loss	—	—	(81,954)	—	(81,954)
Other comprehensive income	—	—	—	1,985	1,985
Share-based compensation	—	21,921	—	—	21,921
Tax withholding associated with shares issued for share-based compensation	—	(1,307)	—	—	(1,307)
Balance as of March 31, 2025	$359	$2,449,028	$(301,800)	$(5,523)	$2,142,064
Net income	—	—	151,816	—	151,816
Other comprehensive income	—	—	—	5,489	5,489
Share-based compensation	—	19,070	—	—	19,070
Tax withholding associated with shares issued for share-based compensation	1	(4,753)	—	—	(4,752)
Balance as of June 30, 2025	$360	$2,463,345	$(149,984)	$(34)	$2,313,687

See accompanying notes to the unaudited condensed consolidated financial statements.

Stockholder’s Equity
	Common Stock Issued	Additional Paid-In Capital	Retained Earnings (Accumulated Deficit)	Accumulated Other Comprehensive Loss	Total Equity
Balance as of December 31, 2023	$352	$2,365,913	$105,213	$(6,314)	$2,465,164
Net loss	—	—	(47,240)	—	(47,240)
Other comprehensive loss	—	—	—	(660)	(660)
Share-based compensation	—	18,075	—	—	18,075
Exercise of stock options	1	8,826	—	—	8,827
Tax withholding associated with shares issued for share-based compensation	—	(567)	—		(567)
Balance as of March 31, 2024	$353	$2,392,247	$57,973	$(6,974)	$2,443,599
Net loss	—	—	(46,586)	—	(46,586)
Other comprehensive income	—	—	—	407	407
Share-based compensation	—	13,703	—	—	13,703
Exercise of stock options	1				1
Tax withholding associated with shares issued for share-based compensation	—	(1,359)	—	—	(1,359)
Distributions to MSG Entertainment	—	5,787	—	—	5,787
Balance as of June 30, 2024	$354	$2,410,378	$11,387	$(6,567)	$2,415,552

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
Sphere: This segment reflects SphereTM, a next-generation entertainment medium powered by cutting-edge technologies to create multi-sensory experiences at an unparalleled scale. The Company’s first Sphere opened in Las Vegas in September 2023. The venue can accommodate up to 20,000 guests and can host a wide variety of events year-round, including The Sphere ExperienceTM, which features original immersive productions, as well as concerts and residencies from renowned artists, and marquee sports and corporate events. Production efforts are supported by Sphere StudiosTM, an immersive content studio dedicated to creating multi-sensory entertainment experiences exclusively for Sphere. Sphere Studios is home to a team of creative, production, technology and software experts who provide full in-house creative and production services. The studio campus in Burbank includes a 68,000-square-foot development facility, as well as Big Dome, a 28,000-square-foot, 100-foot high custom dome, with a quarter-sized version of the interior display plane at Sphere in Las Vegas, that serves as a specialized screening, production facility, and lab for content at Sphere. The entire exterior surface of Sphere, referred to as the ExosphereTM, is covered with nearly 580,000 square feet of fully programmable LED paneling, creating the largest LED screen in the world — and an impactful display for artists, brands and partners. In October 2024, the Company and the Department of Culture and Tourism – Abu Dhabi (“DCT Abu Dhabi”) announced plans to work together to bring the world’s second Sphere to Abu Dhabi, United Arab Emirates.
MSG Networks: This segment is comprised of the Company’s regional sports and entertainment networks, MSG Network and MSG Sportsnet, as well as its DTC and authenticated streaming offering, MSG+ (which is included in the Gotham Sports streaming product). MSG Networks serves the New York designated market area, as well as other portions of New York, New Jersey, Connecticut and Pennsylvania and features a wide range of sports content, including exclusive live local games and other programming of the New York Knicks (the “Knicks”) of the National Basketball Association (the “NBA”) and the New York Rangers (the “Rangers”), New York Islanders, New Jersey Devils and Buffalo Sabres of the National Hockey League (the “NHL”), as well as significant coverage of the New York Giants and the Buffalo Bills of the National Football League.
The Company was originally organized under the laws of the State of Delaware and, on June 4, 2025, redomesticated to the State of Nevada by conversion. The Company conducts substantially all of its business activities presented in the accompanying condensed consolidated financial statements through Sphere Entertainment Group, LLC (“Sphere Entertainment Group”) and MSG Networks Inc. (together with its subsidiaries, “MSG Networks”), and each of their direct and indirect subsidiaries.
Basis of Presentation
The accompanying condensed consolidated financial statements have been prepared in accordance with U.S. generally accepted accounting principles (“GAAP”) for interim financial information and the instructions of Rule 10-01 of Regulation S-X of the Securities and Exchange Commission (the “SEC”). In connection with its fiscal year-end change from June 30 to December 31, the Company filed audited consolidated financial statements and notes thereto with the SEC on March 3, 2025, on a Transition Report on Form 10-KT for the transition period ended December 31, 2024 (the “Form 10-KT”). The condensed consolidated financial statements herein should be read in conjunction with the consolidated financial statements and the notes thereto (the “Audited Consolidated Financial Statements”) included in the Form 10-KT.
In the opinion of the Company, the accompanying condensed consolidated financial statements contain all adjustments, consisting of only normal recurring adjustments, necessary for a fair presentation of the Company’s financial position as of June 30, 2025 and its results of operations for the three and six months ended June 30, 2025 and 2024, and cash flows for the six months ended June 30, 2025 and 2024. The condensed consolidated balance sheet as of December 31, 2024, and the accompanying notes were derived from the Audited Consolidated Financial Statements, but do not contain all of the footnote disclosures from the Audited Consolidated Financial Statements.
The results of operations for the periods presented are not necessarily indicative of the results that might be expected for future interim periods or for the full year. For example, our MSG Networks segment earns a higher share of its annual revenues in the first and fourth

SPHERE ENTERTAINMENT CO.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
(continued)
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
Recently Issued and Adopted Accounting Pronouncements
Recently Issued Accounting Pronouncements
In November 2024, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) 2024-03, Disaggregation of Income Statement Expenses, requiring additional disclosures about specified categories of expenses included in certain expense captions presented on the face of the income statement. This standard will be effective for the Company as of and for the annual period ending December 31, 2027, and may be applied either prospectively to financial statements issued for reporting periods after the effective date of this ASU or retrospectively to all prior periods presented in the financial statements. The Company is currently evaluating the impact of adopting this guidance on the Company’s consolidated financial statements and disclosures.
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
In July 2025, the FASB issued ASU 2025-05, Measurement of Credit Losses for Accounts Receivable and Contract Assets. This ASU provides all entities with a practical expedient that allows for the assumption that current conditions as of the balance sheet date do not change for the remaining life of the asset when estimating credit losses for such assets. This standard will be effective for the Company in the first quarter of the annual period ending December 31, 2026 and early adoption is permitted. The Company is currently evaluating the potential impact of applying the allowable practical expedient on its estimates of credit losses for accounts receivable and contract assets.

SPHERE ENTERTAINMENT CO.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
(continued)
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
In December 2023, the FASB issued ASU 2023-09, Improvements to Income Tax Disclosures, a final standard on improvements to income tax disclosures which applies to all entities subject to income taxes. The standard requires disaggregated information about a reporting entity’s effective tax rate reconciliation as well as information on income taxes paid. The standard is intended to benefit investors by providing more detailed income tax disclosures that would be useful in making capital allocation decisions. This standard is effective for the Company’s Annual Report on Form 10-K for the annual period ending December 31, 2025, and is required to be applied prospectively. This standard affects financial statement disclosure only and, as a result, does not affect the Company’s statement of operations, balance sheet or statement of cash flows.
Note 3. Revenue Recognition
Contracts with Customers
See Note 2. Summary of Significant Accounting Policies and Note 5. Revenue Recognition, to the Audited Consolidated Financial Statements included in the Form 10-KT, for more information regarding the details of the Company’s revenue recognition policies. All revenue recorded in the condensed consolidated statements of operations is considered to be revenue from contracts with customers in accordance with Accounting Standards Codification (“ASC”) Topic 606, Revenue From Contracts with Customers, except for revenues from subleases that are accounted for in accordance with ASC Topic 842, Leases.
Disaggregation of Revenue
The following tables disaggregate the Company’s revenue by major source and reportable segment based upon the timing of transfer of goods or services to the customer for the three and six months ended June 30, 2025 and 2024:

	Three Months Ended
	June 30, 2025
	Sphere	MSG Networks	Total
Event-related (a)	$152,926	$—	$152,926
Sponsorship, signage, Exosphere advertising, and suite license revenues (b)	15,391	613	16,004
Media related, primarily from affiliation agreements (b)	—	105,277	105,277
Other	6,831	1,200	8,031
Total revenues from contracts with customers	175,148	107,090	282,238
Revenues from subleases	439	—	439
Total revenues	$175,587	$107,090	$282,677

	Three Months Ended
	June 30, 2024
	Sphere	MSG Networks	Total
Event-related (a)	$133,336	$—	$133,336
Sponsorship, signage, Exosphere advertising, and suite license revenues (b)	15,852	614	16,466
Media related, primarily from affiliation agreements (b)	—	120,303	120,303
Other	1,215	1,261	2,476
Total revenues from contracts with customers	150,403	122,178	272,581
Revenues from subleases	814	—	814
Total revenues	$151,217	$122,178	$273,395

SPHERE ENTERTAINMENT CO.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
(continued)

	Six Months Ended
	June 30, 2025
	Sphere	MSG Networks	Total
Event-related (a)	$287,151	$—	$287,151
Sponsorship, signage, Exosphere advertising, and suite license revenues (b)	32,557	1,256	33,813
Media related, primarily from affiliation agreements (b)	—	225,648	225,648
Other	12,481	3,215	15,696
Total revenues from contracts with customers	332,189	230,119	562,308
Revenues from subleases	943	—	943
Total revenues	$333,132	$230,119	$563,251

	Six Months Ended
	June 30, 2024
	Sphere	MSG Networks	Total
Event-related (a)	$268,171	$—	$268,171
Sponsorship, signage, Exosphere advertising, and suite license revenues (b)	48,794	1,270	50,064
Media related, primarily from affiliation agreements (b)	—	268,720	268,720
Other	3,079	3,154	6,233
Total revenues from contracts with customers	320,044	273,144	593,188
Revenues from subleases	1,537	—	1,537
Total revenues	$321,581	$273,144	$594,725
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
(b)     See Note 2. Summary of Significant Accounting Policies, Revenue Recognition and Note 5. Revenue Recognition, to the Audited Consolidated Financial Statements included in the Form 10-KT, for further details on the pattern of recognition of sponsorship, signage, Exosphere advertising, suite licenses, and media related revenue.
In addition to the disaggregation of the Company’s revenue by major source based upon the timing of transfer of goods or services to the customer disclosed above, the following tables disaggregate the Company’s consolidated revenues by type of goods or services in accordance with the required entity-wide disclosure requirements of ASC Subtopic 280-10-50-38 to 40 and the disaggregation of revenue required disclosures in accordance with ASC Subtopic 606-10-50-5 for the three and six months ended June 30, 2025 and 2024:

	Three Months Ended
	June 30, 2025
	Sphere	MSG Networks	Total
Ticketing and venue license fee revenues (a)	$124,640	$—	$124,640
Sponsorship, signage, Exosphere advertising, and suite license revenues	22,624	—	22,624
Food, beverage, and merchandise revenues	27,884	—	27,884
Media networks revenues (b)	—	107,090	107,090
Total revenues from contracts with customers	175,148	107,090	282,238
Revenues from subleases	439	—	439
Total revenues	$175,587	$107,090	$282,677

SPHERE ENTERTAINMENT CO.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
(continued)

	Three Months Ended
	June 30, 2024
	Sphere	MSG Networks	Total
Ticketing and venue license fee revenues (a)	$104,973	$—	$104,973
Sponsorship, signage, Exosphere advertising, and suite license revenues	20,356	—	20,356
Food, beverage, and merchandise revenues	25,074	—	25,074
Media networks revenues (b)	—	122,178	122,178
Total revenues from contracts with customers	150,403	122,178	272,581
Revenues from subleases	814	—	814
Total revenues	$151,217	$122,178	$273,395

	Six Months Ended
	June 30, 2025
	Sphere	MSG Networks	Total
Ticketing and venue license fee revenues (a)	$237,618	$—	$237,618
Sponsorship, signage, Exosphere advertising, and suite license revenues	46,798	—	46,798
Food, beverage, and merchandise revenues	47,773	—	47,773
Media networks revenues (b)	—	230,119	230,119
Total revenues from contracts with customers	332,189	230,119	562,308
Revenues from subleases	943	—	943
Total revenues	$333,132	$230,119	$563,251

	Six Months Ended
	June 30, 2024
	Sphere	MSG Networks	Total
Ticketing and venue license fee revenues (a)	$215,628	$—	$215,628
Sponsorship, signage, Exosphere advertising, and suite license revenues	60,867	—	60,867
Food, beverage, and merchandise revenues	43,549	—	43,549
Media networks revenues (b)	—	273,144	273,144
Total revenues from contracts with customers	320,044	273,144	593,188
Revenues from subleases	1,537	—	1,537
Total revenues	$321,581	$273,144	$594,725
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
Contract Balances
The following table provides information about contract balances from the Company’s contracts with customers as of June 30, 2025 and December 31, 2024:

	As of
	June 30,	December 31,
	2025	2024
Receivables from contracts with customers, net (a)	$152,193	$154,949
Contract assets, current (b)	1,500	1,500
Contract assets, non-current (b)	1,153	1,307
Deferred revenue, including non-current portion (c)	141,359	138,057
_________________
(a)    As of June 30, 2025 and December 31, 2024, the Company’s receivables from contracts with customers above included $969 and $325, respectively, related to various related parties. See Note 14 . Related Party Transactions for further details on these related party arrangements.

SPHERE ENTERTAINMENT CO.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
(continued)
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
(c)    Revenue recognized for the three and six months ended June 30, 2025 relating to the deferred revenue balance as of December 31, 2024 was $69,002 and $126,742, respectively.

Transaction Price Allocated to the Remaining Performance Obligations
As of June 30, 2025, the Company’s remaining performance obligations were $208,881, of which 66% is expected to be recognized over the next two years and 34% of the balance is expected to be recognized thereafter. This primarily relates to performance obligations under sponsorship agreements that have original expected durations longer than one year and for which the respective consideration is not variable. In developing the estimated revenue, the Company applies the allowable practical expedient and does not disclose information about remaining performance obligations that have original expected durations of one year or less.
Note 4. Restructuring Charges
During the six months ended June 30, 2025 and 2024, the Company incurred costs for termination benefits for certain employees in the Sphere segment. As a result, the Company recognized restructuring charges of $947 and $2,788 for the three and six months ended June 30, 2025, respectively, which were recorded in Accrued expenses and other current liabilities on the accompanying condensed consolidated balance sheets. Restructuring charges of $141 and $4,808 were recorded for the three and six months ended June 30, 2024, respectively, which are recorded in Accrued expenses and other current liabilities, and Related party payables, current on the accompanying condensed consolidated balance sheets.
Changes to the Company’s restructuring liability through June 30, 2025 were as follows:

Restructuring Liability
Balance as of December 31, 2024	$3,590
Restructuring charges	2,788
Payments	(4,115)
Balance as of June 30, 2025	$2,263
Note 5. Investments
As of June 30, 2025 and December 31, 2024, the Company’s investments consisted of the following:

		Investment As of
	Ownership Percentage as of June 30, 2025	June 30, 2025	December 31, 2024
Equity method investments:
SACO Technologies Inc.	30%	$19,151	$18,095
Gotham Advanced Media and Entertainment, LLC	50%	9,718	10,000
Equity investments without readily determinable fair values		8,721	8,721
Other equity investments with readily determinable fair values held in trust under the Company’s Executive Deferred Compensation Plan (a)		3,721	3,580
Total investments		$41,311	$40,396
_________________
(a)    The Company’s investments with readily determinable fair values are classified within Level I of the fair value hierarchy as they are valued based on quoted prices in active markets. Refer to Note 11. Pension Plans and Other Postretirement Benefit Plan, for further detail on the Company’s Executive Deferred Compensation Plan.
The Company had an unrealized gain on equity investments with and without readily determinable fair values of $219 and $240, for the three and six months ended June 30, 2025, respectively, and $43 and $307 for the three and six months ended June 30, 2024, respectively, which are recorded in Other expense, net.

SPHERE ENTERTAINMENT CO.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
(continued)
Note 6. Property and Equipment, net
As of June 30, 2025 and December 31, 2024, property and equipment, net consisted of the following:

	As of
	June 30, 2025	December 31, 2024
Land	$—	$43,838
Buildings	2,267,873	2,263,750
Equipment, furniture, and fixtures	1,207,040	1,189,495
Leasehold improvements	23,835	23,835
Construction in progress	9,779	7,496
Total property and equipment, gross	3,508,527	3,528,414
Less accumulated depreciation and amortization	(656,549)	(492,684)
Property and equipment, net	$2,851,978	$3,035,730
The property and equipment balances above include $131,930 and $142,989 of capital expenditure accruals (primarily related to Sphere construction) as of June 30, 2025 and December 31, 2024, respectively, which are reflected in Accrued expenses and other current liabilities in the accompanying condensed consolidated balance sheets. See Note 2. Summary of Significant Accounting Policies, to the Audited Consolidated Financial Statements included in the Form 10-KT, for details on the Company’s estimated useful lives for each major category of property and equipment.

During the three months ended June 30, 2025, the Company completed the sale of its land in Stratford, London for $48,757, which was net of related expenses of $1,915. As a result of the sale, the Company recognized a pre-tax loss of $3,741, including the reclassification of a currency translation adjustment of $6,175, The loss was included in Impairments and other losses, net in the accompanying condensed consolidated statements of operations.
The Company recorded depreciation expense on property and equipment of $82,251 and $164,880 for the three and six months ended June 30, 2025, respectively, and $80,885 and $159,973 for the three and six months ended June 30, 2024, respectively, which is recognized in Depreciation and amortization in the accompanying condensed consolidated statements of operations.
Note 7. Original Immersive Production Content
The Company’s deferred production content costs for its original immersive productions are included within Other non-current assets in the accompanying condensed consolidated balance sheets.
As of June 30, 2025 and December 31, 2024, total deferred immersive production content costs consisted of the following:

	As of
	June 30, 2025	December 31, 2024
Production content:
Released, less amortization	$39,880	$52,782
In-process	114,979	49,837
Total production content	$154,859	$102,619
The following table summarizes the Company’s amortization of production content costs, which are reported in Direct operating expenses in the accompanying condensed consolidated statements of operations for the three and six months ended June 30, 2025 and 2024 as follows:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2025	2024	2025	2024
Production content costs (a)	$5,845	$7,093	$13,089	$14,882
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

SPHERE ENTERTAINMENT CO.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
(continued)
Note 8. Goodwill and Intangible Assets
The carrying amounts of goodwill as of June 30, 2025 and December 31, 2024 were as follows:

	As of
	June 30, 2025	December 31, 2024
Sphere	$46,864	$46,864
MSG Networks	363,308	363,308
Total Goodwill	$410,172	$410,172
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

The Company continues to closely monitor the performance and fair value of its MSG Networks reporting unit. A significant adverse change in market factors or the business outlook for the MSG Networks reporting unit could negatively impact the fair value of our MSG Networks reporting unit and result in an additional goodwill impairment charge at that time.
The Company’s intangible assets subject to amortization as of June 30, 2025 and December 31, 2024 were as follows:

	As of
	June 30, 2025			December 31, 2024
	Gross carrying amount	Accumulated amortization	Intangible assets, net	Gross carrying amount	Accumulated amortization	Intangible assets, net
Affiliate relationships	$83,044	$(71,364)	$11,680	$83,044	$(69,806)	$13,238
Technology	15,508	(3,619)	11,889	15,508	(2,068)	13,440
Trade name	2,034	(474)	1,560	2,032	(327)	1,705
Total	$100,586	$(75,457)	$25,129	$100,584	$(72,201)	$28,383
The Company recognized amortization expense on intangible assets of $1,656 and $3,256 for the three and six months ended June 30, 2025, respectively, and $1,452 and $2,231 for the three and six months ended June 30, 2024, respectively, which is recorded in Depreciation and amortization in the accompanying condensed consolidated statements of operations.

SPHERE ENTERTAINMENT CO.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
(continued)
Note 9. Commitments and Contingencies
Commitments
As of June 30, 2025, commitments of the Company in the normal course of business in excess of one year were as follows:

	Commitments
	2025 (Remainder)	2026	2027	2028	2029	Thereafter	Total
Sphere
Event-related commitments	$21,984	$18,103	$15,000	$—	$—	$—	$55,087
Letter of credit	906	—	—	—	—	—	906
Other	1,000	2,000	333	—	—	—	3,333
Total Sphere Commitments	$23,890	$20,103	$15,333	$—	$—	$—	$59,326
MSG Networks
Broadcast rights	$100,937	$197,506	$208,610	$201,677	$113,008	$39,393	$861,131
Purchase commitments	13,981	21,857	16,482	3,065	—	—	55,385
Total MSG Networks Commitments	$114,918	$219,363	$225,092	$204,742	$113,008	$39,393	$916,516

Total Commitments	$138,808	$239,466	$240,425	$204,742	$113,008	$39,393	$975,842
See Note 11. Leases to the Audited Consolidated Financial Statements included in the Form 10-KT, for more information regarding the Company’s contractually obligated minimum lease payments for operating leases having an initial noncancelable term in excess of one year. These commitments are presented exclusive of the imputed interest used to reflect the payment’s present value. See Note 10. Credit Facilities and Convertible Notes, for details of the principal repayments required under the Company’s various credit facilities.
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
On March 14, 2023, the parties to the MSG Entertainment Litigation reached an agreement in principle to settle the MSG Entertainment Litigation, without admitting liability, on the terms and conditions set forth in a binding term sheet, which was incorporated into a long-form settlement agreement (the “MSGE Settlement Agreement”) that was filed with the Court on April 20, 2023. The MSGE Settlement Agreement provided for, among other things, the final dismissal of the MSG Entertainment Litigation in exchange for a settlement payment to the Company of approximately $85,000, subject to customary reduction for attorneys’ fees and expenses, in an amount to be determined by the Court. The settlement’s amount was fully funded by the other defendants’ insurers. The MSGE Settlement Agreement was approved by the Court on August 14, 2023, which constituted the final judgment in the action. During the quarter ended September 30, 2023, a realized gain of approximately $62,600 was recorded in Other income (expense), net on the accompanying condensed consolidated statements of operations in connection with the settlement payment to the Company.

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
On April 6, 2023, the parties to the MSG Networks Litigation reached an agreement in principle to settle the MSG Networks Litigation, without admitting liability, on the terms and conditions set forth in a binding term sheet, which was incorporated into a long-form settlement agreement (the “MSGN Settlement Agreement”) that was filed with the Court on May 18, 2023. The MSGN Settlement Agreement provided for, among other things, the final dismissal of the MSG Networks Litigation in exchange for a settlement payment to the plaintiffs and the class of approximately $48,500, of which approximately $28,000 has been paid by the Company and approximately $20,500 has been paid to the plaintiffs by insurers (who agreed to advance these costs subject to final resolution of the parties’ insurance coverage dispute). The MSGN Settlement Agreement was approved by the Court on August 14, 2023, which constituted the final judgment in the action. MSG Networks Inc. has a dispute with its insurers over whether and to what extent there is insurance coverage for the settlement (and has settled with one of the insurers). As of June 30, 2025 and December 31, 2024, approximately $18,000 has been accrued in Accrued expenses and other current liabilities. Unless MSG Networks Inc. and the remaining insurers settle that insurance dispute, it is expected to be finally resolved in a pending Delaware insurance coverage action.
The Company is a defendant in various other lawsuits. Although the outcome of these other lawsuits cannot be predicted with certainty (including the extent of available insurance, if any), management does not believe that resolution of these other lawsuits will have a material adverse effect on the Company.
Note 10. Credit Facilities and Convertible Notes
The following table summarizes the presentation of the outstanding balances under the Company’s credit agreements and convertible notes as of June 30, 2025 and December 31, 2024:

	As of
	June 30, 2025			December 31, 2024
	Principal	Unamortized Deferred Financing Costs	Net	Principal	Unamortized Deferred Financing Costs	Net
Current portion
MSG Networks term loan facility (a)	$58,799	$—	$58,799	$829,125	$—	$829,125
Current portion of long-term debt, net	$58,799	$—	$58,799	$829,125	$—	$829,125
_________________
(a)     The carrying amount of MSG Networks term loan facility, which was refinanced on June 27, 2025, for the period ended June 30, 2025, is calculated pursuant to the troubled debt restructuring guidance as further discussed below in this Note 10.

	As of
	June 30, 2025				December 31, 2024
	Principal	Debt Discount	Unamortized Deferred Financing Costs	Net	Principal	Debt Discount	Unamortized Deferred Financing Costs	Net
Non-current portion
MSG Networks term loan facility (a)	$305,171	$—	$—	$305,171	$—	$—	$—	$—
LV Sphere Term Loan Facility	275,000	—	(2,700)	272,300	275,000	—	(3,240)	271,760
3.50% Convertible Senior Notes	258,750	(4,887)	(799)	253,064	258,750	(5,595)	(905)	252,250
Long-term debt, net	$838,921	$(4,887)	$(3,499)	$830,535	$533,750	$(5,595)	$(4,145)	$524,010
_________________
(a)     The carrying amount of the MSG Networks term loan facility, which was refinanced on June 27, 2025, for the period ended June 30, 2025 is calculated pursuant to the troubled debt restructuring guidance as further discussed below in this Note 10.

SPHERE ENTERTAINMENT CO.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
(continued)
MSG Networks Credit Facilities
General. MSGN Holdings L.P. (“MSGN L.P.”), MSGN Eden, LLC, an indirect subsidiary of the Company and the general partner of MSGN L.P. (“MSGN Eden”), Regional MSGN Holdings LLC, an indirect subsidiary of the Company and the limited partner of MSGN L.P. (“Regional MSGN”), and certain subsidiaries of MSGN L.P. had senior secured credit facilities pursuant to a credit agreement (as amended and restated on October 11, 2019, and as further amended from time to time prior to June 27, 2025, the “Prior MSGN Credit Agreement”) consisting of: (i) an initial $1,100,000 term loan facility (the “Prior MSGN Term Loan Facility”) and (ii) a $250,000 revolving credit facility (together, the “Prior MSGN Credit Facilities”). The outstanding principal amount under the Prior MSGN Credit Agreement of $829,125 matured without repayment on October 11, 2024, and an event of default occurred pursuant to the Prior MSGN Credit Agreement due to MSGN L.P.’s failure to make payment on the outstanding principal amount on the maturity date. On October 11, 2024, there were no borrowings or letters of credit issued and outstanding under the revolving credit facility and all revolving credit commitments under such facility terminated.
On October 11, 2024, MSGN L.P. and the guarantors under the Prior MSGN Credit Agreement entered into a forbearance agreement that was subsequently extended (as amended or supplemented from time to time, the “Forbearance Agreement”) with JPMorgan Chase Bank, N.A., as administrative agent, and certain lenders under the Prior MSGN Credit Agreement (the “Supporting Lenders”). Subject to the terms of the Forbearance Agreement, the Supporting Lenders agreed to forbear, during the forbearance period, from exercising certain of their available remedies under the Prior MSGN Credit Agreement, including with respect to or arising out of MSGN L.P.’s failure to make payment on the outstanding principal amount under the Prior MSGN Term Loan Facility on October 11, 2024. The Forbearance Agreement was superseded by the Transaction Support Agreement (as defined below) and the forbearance period expired on April 24, 2025.
On April 24, 2025, MSG Networks, MSGN L.P., certain other subsidiaries of MSG Networks, the lenders under the Prior MSGN Credit Agreement identified therein (the “Consenting Lenders”), New York Rangers, LLC, New York Knicks, LLC (together with New York Rangers, LLC, the “Teams”) and the Company entered into a Transaction Support Agreement (the “Transaction Support Agreement”) with respect to the restructuring of the debt of subsidiaries of MSG Networks, amendments to the media rights agreements between MSG Networks and the Teams, and certain other matters. Under the Transaction Support Agreement, the Consenting Lenders agreed to forbear from exercising certain of their available remedies under the Prior MSGN Credit Agreement, including with respect to or arising out of MSGN L.P.’s failure to make payment on the outstanding principal amount of the Prior MSGN Term Loan Facility on October 11, 2024. On June 27, 2025, the Proposed Transactions contemplated by the Transaction Support Agreement were consummated.
On June 27, 2025, MSG Networks, MSGN L.P., MSGN Eden, Regional MSGN, Rainbow Garden Corp., a wholly-owned subsidiary of MSG Networks (collectively with MSG Networks, MSGN Eden and Regional MSGN, the “MSGN Holdings Entities”), and certain subsidiaries of MSGN L.P. entered into a second amended and restated credit agreement (the “A&R MSGN Credit Agreement”) with JPMorgan Chase Bank, N.A., as administrative agent, and the lenders party thereto (the “MSGN Lenders”). The A&R MSGN Credit Agreement amended and restated the Prior MSGN Credit Agreement in its entirety.

Pursuant to the A&R MSGN Credit Agreement, the Prior MSGN Credit Facilities were replaced with a $210,000 term loan facility (the “MSGN Term Loan Facility”), which matures on December 31, 2029.
In connection with the execution of the A&R MSGN Credit Agreement, the Company, the MSGN Holdings Entities and MSGN L.P. entered into an investor agreement, pursuant to which, among other matters, (i) the Company made a capital contribution to MSG Networks in an amount equal to $15,000; and (ii) the parties agreed that MSGN L.P. will be a part of the same affiliated group of which the Company is the common parent that files U.S. federal income tax returns on a consolidated basis. On June 27, 2025, MSGN L.P. made a cash payment of $80,000 (including the $15,000 capital contribution from the Company to MSG Networks) to the MSGN Lenders.
Interest Rates. Borrowings under the A&R MSGN Credit Agreement bear interest at a rate per annum, which at the option of MSGN L.P., may be equal to either 1) adjusted Term SOFR (i.e., Term SOFR as defined in the A&R MSGN Credit Agreement, plus 0.10%) plus 5.00% or 2) Alternate Base rate, as defined in the A&R MSGN Credit Agreement, plus 4.00%. Upon a payment default in respect of principal, interest or other amounts due and payable under the A&R MSGN Credit Agreement or related loan documents, default interest will accrue on all overdue amounts at an additional rate of 2.00% per annum. The interest rate on the MSGN Term Loan Facility as of June 30, 2025 was 9.42%.
Covenants. The A&R MSGN Credit Agreement and the related security agreement contain certain customary representations and warranties, and certain affirmative covenants and events of default. The A&R MSGN Credit Agreement contains significant restrictions (and in some cases prohibitions) on the ability of MSGN L.P. and the MSGN Subsidiary Guarantors (as defined below) to

SPHERE ENTERTAINMENT CO.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
(continued)
take certain actions as provided in (and subject to various exceptions and baskets set forth in) the A&R MSGN Credit Agreement, including without limitation the following: (i) incurring additional indebtedness and contingent liabilities; (ii) creating or granting liens on certain assets; (iii) making investments, loans or advances in or to other persons, (iv) paying dividends and distributions or repurchasing capital stock; (v) changing its lines of business; (vi) engaging in certain transactions with affiliates; (vii) amending specified agreements; (viii) with respect to restricted subsidiaries, issuing shares of stock such that MSGN L.P.’s ownership of any such restricted subsidiary is reduced; (ix) merging, dissolving, liquidating, consolidating, or disposing of all or substantially all of its assets; (x) making certain dispositions; (xi) making certain changes to its accounting practices; (xii) entering into agreements that restrict the granting of liens; (xiii) requesting any borrowing the proceeds of which are used in violation of anti-corruption laws or sanctions; (xiv) engaging in a liability management transaction; and (xv) limiting certain operating expenses incurred by MSGN L.P. and the MSGN Guarantors (as defined below). The MSGN Holdings Entities are subject to the restrictions described in the foregoing clauses (iv) and (xv), as well as customary passive holding company covenants.
Principal Repayments. Subject to customary notice and minimum amount conditions, MSGN L.P. may voluntarily prepay outstanding loans under the A&R MSGN Credit Agreement at any time, in whole or in part, without premium or penalty (except for customary breakage costs with respect to Term Benchmark (as defined in the A&R MSGN Credit Agreement) loans). The MSGN Term Loan Facility has a fixed amortization of $10,000 per quarter commencing on September 30, 2025. MSGN L.P. is required to make mandatory prepayments pursuant to a mandatory cash sweep, determined at the end of each fiscal quarter, that requires 100% of MSGN L.P.’s and the MSGN Subsidiary Guarantors’ excess balance sheet cash over certain thresholds (subject to certain exclusions) to be used to repay the principal amount outstanding. MSGN L.P. is further required to make mandatory prepayments in certain circumstances, including from the net cash proceeds of certain dispositions of assets or casualty insurance and/or condemnation awards (subject to a threshold below which payments are not required, as well as certain reinvestment, repair and replacement rights) and upon the incurrence of indebtedness (subject to certain exceptions).
In connection with the execution of the A&R MSGN Credit Agreement, the Limited Partnership Agreement of MSGN L.P. was amended to provide for the issuance of contingent interest units (the “Contingent Interest Units”) to the MSGN Lenders. Beginning with the fiscal calendar year-end following the repayment in full of the MSGN Term Loan Facility, the Contingent Interest Units entitle the MSGN Lenders to receive annual payments in an amount equal to 50% of the difference between MSGN L.P.’s balance sheet cash (subject to certain exclusions) and certain minimum cash balances, specified with respect to the applicable measurement date, until the earlier of (i) December 31, 2029 and (ii) payment of $100,000 in the aggregate to the MSGN Lenders. The Contingent Interest Units are also entitled to receive 50% of the proceeds of a merger and/or acquisition event related to MSG Networks and its subsidiaries occurring prior to December 31, 2029, subject to an aggregate cap of $100,000 considered together with the annual payments of excess cash described in the previous sentence.
Guarantors and Collateral. All obligations under the A&R MSGN Credit Agreement are guaranteed by the MSGN Holdings Entities and MSGN L.P.’s direct and indirect domestic subsidiaries that are not designated as unrestricted subsidiaries (the “MSGN Subsidiary Guarantors” and, together with the MSGN Holdings Entities, the “MSGN Guarantors”). All obligations under the A&R MSGN Credit Agreement, including the guarantees of those obligations, are secured by certain of the assets of MSGN L.P. and each MSGN Guarantor (collectively, “MSGN Collateral”), including, but not limited to, a pledge of the equity interests in MSGN L.P. held directly by the MSGN Holdings Entities and the equity interests in each MSGN Subsidiary Guarantor held directly or indirectly by MSGN L.P. The Company, Sphere Entertainment Group and the subsidiaries of Sphere Entertainment Group (collectively, the “Non-Credit Parties”) are not legally obligated to repay the outstanding borrowings under the MSGN Term Loan Facility, nor are the assets of the Non-Credit Parties pledged as security under the MSGN Term Loan Facility.

The following were the terms of the Prior MSGN Credit Agreement, which was replaced by the A&R MSGN Credit Agreement on June 27, 2025:
Interest Rates. Prior to October 11, 2024, borrowings under the Prior MSGN Credit Agreement bore interest at a floating rate, which at the option of MSGN L.P. could be either (i) a base rate plus an additional rate ranging from 0.25% to 1.25% per annum (determined based on a total leverage ratio), or (ii) adjusted Term SOFR (i.e., Term SOFR plus 0.10%) plus an additional rate ranging from 1.25% to 2.25% per annum (determined based on a total leverage ratio). After October 11, 2024, borrowings under the Prior MSGN Credit Agreement bore interest at the default rate consisting of (i) adjusted Term SOFR (i.e., Term SOFR plus 0.10%) plus an additional rate ranging from 1.25% to 2.25% per annum (determined based on a total leverage ratio), plus (ii) the additional rate of 2.00% per annum.
Covenants. The Prior MSGN Credit Agreement generally required the MSGN Holdings Entities and MSGN L.P. and its restricted subsidiaries on a consolidated basis to comply with a maximum total leverage ratio of 5.50:1.00 and a minimum interest coverage ratio of 2.00:1.00. Under the Transaction Support Agreement, the Consenting Lenders agreed to forbear from exercising their available remedies under the MSGN Credit Agreement with respect to or arising out of the failure to maintain compliance with the maximum total leverage ratio and the minimum interest coverage ratio described above until the earlier of the date on which the termination of

SPHERE ENTERTAINMENT CO.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
(continued)
the Transaction Support Agreement was effective with respect to the Consenting Lenders and the date on which the Proposed Transactions were consummated.
In addition to the financial covenants discussed above, the Prior MSGN Credit Agreement and the related security agreement (as modified in certain cases by the Transaction Support Agreement) contained certain representations and warranties, affirmative covenants, and events of default. The Prior MSGN Credit Agreement (as modified in certain cases by the Forbearance Agreement and Transaction Support Agreement) contained significant restrictions (and in some cases prohibitions) on the ability of MSGN L.P. and its restricted subsidiaries to take certain actions as provided in (and subject to various exceptions and baskets set forth in) the MSGN Credit Agreement, including the following: (i) incurring additional indebtedness and contingent liabilities; (ii) creating liens on certain assets; (iii) making investments, loans or advances in or to other persons; (iv) paying dividends and distributions or repurchasing capital stock; (v) changing their lines of business; (vi) engaging in certain transactions with affiliates; (vii) amending specified material agreements; (viii) merging or consolidating; (ix) making certain dispositions; and (x) entering into agreements that restrict the granting of liens. The MSGN Holdings Entities were also subject to customary passive holding company covenants.
Guarantors and Collateral. All obligations under the Prior MSGN Credit Agreement were guaranteed by the MSGN Holdings Entities, other than MSG Networks and Rainbow Garden Corp., and MSGN L.P.’s existing and future direct and indirect domestic subsidiaries that were not designated as excluded subsidiaries or unrestricted subsidiaries (together with the MSGN Holdings Entities, other than MSG Networks and Rainbow Garden Corp., the “Prior MSGN Guarantors”). All obligations under the Prior MSGN Credit Agreement, including the guarantees of those obligations, were secured by certain assets of MSGN L.P. and each Prior MSGN Guarantor (collectively, “Prior MSGN Collateral”), including, but not limited to, a pledge of the equity interests in MSGN L.P. held directly by the MSGN Holdings Entities and the equity interests in each MSGN Subsidiary Guarantor held directly or indirectly by MSGN L.P.
Based on conditions at MSGN L.P. and the terms of the A&R MSGN Credit Agreement, the entry into the A&R MSGN Credit Agreement met the criteria to be accounted for as a troubled debt restructuring. The troubled debt restructuring accounting model requires the inclusion of future principal, interest and potential contingent payments as part of the carrying amount of the modified debt to prevent recognizing a gain at the time of restructuring that may be offset by future expenses. As such, the carrying amount of the MSGN Term Loan Facility includes the $210,000 principal amount along with expected interest payments (at current rates) and potential contingent payments of future excess cash flows. ASC Topic 470-60 does not allow the consideration of the probability of occurrence of the contingencies when including contingent payments as part of the carrying amount. The gain on extinguishment was also further offset by fees and expenses and other direct costs incurred to effect the troubled debt restructuring. The resulting gain of $346,092 is included in Gain on extinguishment of debt in the accompanying condensed consolidated statements of operations and was calculated as follows:

MSG Networks term loan facility

Original carrying amount before restructuring	$804,125
June 27, 2025 repayment	(80,000)
Original carrying amount after repayment	724,125

Carrying amount calculation under troubled debt restructuring:
Principal	210,000
Undiscounted interest payments (at current rates)	53,970
Contingent Interest Units	100,000
Total initial carrying amount on June 27, 2025	363,970

Reduction in recorded carrying amount:	360,155
Fees and expenses and other direct costs	(14,063)
Gain on extinguishment of debt	$346,092
LV Sphere Term Loan Facility
General. On December 22, 2022, MSG Las Vegas, LLC (“MSG LV”), an indirect, wholly-owned subsidiary of the Company, entered into a credit agreement with JP Morgan Chase Bank, N.A., as administrative agent and the lenders party thereto, providing for a five-year, $275,000 senior secured term loan facility (as amended, the “LV Sphere Term Loan Facility”).

SPHERE ENTERTAINMENT CO.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
(continued)
Interest Rates. Borrowings under the LV Sphere Term Loan Facility bear interest at a floating rate, which at the option of MSG LV may be either (i) a base rate plus a margin of 3.375% per annum or (ii) adjusted Term SOFR (i.e., Term SOFR plus 0.10%) plus a margin of 4.375% per annum. The interest rate on the LV Sphere Term Loan Facility as of June 30, 2025 was 8.80%.
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

The debt service coverage ratio covenant began testing in the quarter ended December 31, 2023 on a historical basis and on a prospective basis. Both the historical and prospective debt service coverage ratios are required to be at least 1.35:1.00. As of June 30, 2025, the historical and prospective debt service coverage ratio requirements were met. In addition, among other conditions, MSG LV is not permitted to make distributions to Sphere Entertainment Group unless the historical and prospective debt service coverage ratios are at least 1.50:1.00. The minimum liquidity level for Sphere Entertainment Group is set at $50,000, with $25,000 required to be held in cash or cash equivalents and is tested as of the last day of each quarter based on Sphere Entertainment Group’s unencumbered liquidity, consisting of cash and cash equivalents and available lines of credit, as of such date.
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

SPHERE ENTERTAINMENT CO.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
(continued)
Debt Maturities
Debt maturities over the next five years for the outstanding principal balance under the MSGN Term Loan Facility, LV Sphere Term Loan Facility and 3.50% Convertible Senior Notes as of June 30, 2025 were as follows:

	MSGN Term Loan Facility (a)	LV Sphere Term Loan Facility	3.50% Convertible Senior Notes	Total
2025 (remainder)	$20,000	$—	$—	$20,000
2026	40,000	—	—	40,000
2027	40,000	275,000	—	315,000
2028	40,000	—	258,750	298,750
2029	70,000	—	—	70,000
Thereafter	—	—	—	—
Total debt	$210,000	$275,000	$258,750	$743,750
(a)    The carrying amount of the MSGN Term Loan Facility, which is calculated by applying the troubled debt restructuring guidance as discussed above, is $363,970. Due to uncertainty in amounts payable and timing, Contingent Interest Units and undiscounted interest payments are excluded from table above. Furthermore, the debt maturities shown above do not reflect potential acceleration from quarterly mandatory cash sweeps.
Interest payments and loan principal repayments made by the Company under the credit agreements and convertible notes were as follows:

	Interest Payments		Loan Principal Repayments
	Six Months Ended		Six Months Ended
	June 30,		June 30,
	2025	2024	2025	2024
MSG Networks term loan facility	$36,187	$33,472	$105,000	$41,250
LV Sphere Term Loan Facility	12,574	13,482	—	—
3.50% Convertible Senior Notes	4,528	4,352	—	—
Total Payments	$53,289	$51,306	$105,000	$41,250
The carrying value and fair value of the Company’s debt recorded in the accompanying condensed consolidated balance sheets are as follows:

	As of
	June 30, 2025		December 31, 2024
	Carrying Value (a)	Fair Value	Carrying Value (a)	Fair Value
Liabilities:
MSG Networks term loan facility	$363,970	$168,000	$829,125	$335,796
LV Sphere Term Loan Facility	275,000	270,875	275,000	273,625
3.50% Convertible Senior Notes	253,863	363,984	253,155	353,246
Total debt	$892,833	$802,859	$1,357,280	$962,667
_________________
(a)    The total carrying value of the Company’s debt as of June 30, 2025 and December 31, 2024 is equal to the current and non-current principal payments for the Company’s debt, excluding unamortized deferred financing costs of $3,499 and $4,145, respectively.
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

SPHERE ENTERTAINMENT CO.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
(continued)
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
Defined Benefit Pension Plans and Postretirement Benefit Plan
The following table presents components of net periodic benefit cost for the Pension Plans and Postretirement Plan included in the accompanying condensed consolidated statements of operations for the three and six months ended June 30, 2025 and 2024. Service cost is recorded in direct operating expenses and selling, general and administrative expenses. All other components of net periodic benefit cost are recorded in Other expense, net.

	Pension Plans		Postretirement Plan
	Three Months Ended		Three Months Ended
	June 30,		June 30,
	2025	2024	2025	2024
Service cost	$48	$60	$4	$3
Interest cost	494	693	24	38
Expected return on plan assets	(238)	(623)	—	—
Recognized actuarial loss (gain)	85	345	—	28
Net periodic benefit cost	$389	$475	$28	$69

	Pension Plans		Postretirement Plan
	Six Months Ended		Six Months Ended
	June 30,		June 30,
	2025	2024	2025	2024
Service cost	$96	$121	$8	$8
Interest cost	988	1,127	48	55
Expected return on plan assets	(476)	(836)	—	—
Recognized actuarial loss (gain)	170	439	—	11
Net periodic benefit cost	$778	$851	$56	$74
Contributions for Qualified Defined Benefit Plans
The Company sponsors one non-contributory, qualified defined benefit pension plan covering certain of its union employees, the “Networks 1212 Plan.” During the three and six months ended June 30, 2025 and 2024 the Company did not contribute any amounts to the Networks 1212 Plan.
Defined Contribution Plans
The Company sponsors the MSGN Holdings, L.P. Excess Savings Plan and the Sphere Entertainment Excess Savings Plan, and participates in the Madison Square Garden 401(k) Savings Plan (collectively, “Savings Plans”). Expenses related to the Savings Plans included in the accompanying condensed consolidated statements of operations were $2,417 and $4,012 for the three and six months ended June 30, 2025, respectively, and $1,420 and $3,163 for the three and six months ended June 30, 2024, respectively.

Executive Deferred Compensation
See Note 15. Pension Plans and Other Postretirement Benefit Plan, to the Company’s Audited Consolidated Financial Statements included in the Form 10-KT, for more information regarding the Company’s Executive Deferred Compensation Plan (the “Executive Deferred Compensation Plan”). The Company recorded compensation expense of $220 and $240 for the three and six months ended June 30, 2025, respectively, and $43 and $169 for the three and six months ended June 30, 2024, respectively, within Selling, general,

SPHERE ENTERTAINMENT CO.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
(continued)
and administrative expenses in the accompanying condensed consolidated statements of operations to reflect the remeasurement of the Executive Deferred Compensation Plan liability. In addition, the Company recorded a gain of $220 and $240 for the three and six months ended June 30, 2025, respectively, and $43 and $169 for the three and six months ended June 30, 2024, respectively, within Other expense, net in the accompanying condensed consolidated statements of operations to reflect remeasurement of the fair value of assets under the Executive Deferred Compensation Plan.
The following table summarizes amounts recognized related to the Executive Deferred Compensation Plan in the accompanying condensed consolidated balance sheets:

	As of
	June 30, 2025	December 31, 2024
Non-current assets (included in Investments)	$3,721	$3,580
Non-current liabilities (included in Other non-current liabilities)	$(3,721)	$(3,580)
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
Share-based compensation expense for the Company’s restricted stock units (“RSUs”), performance stock units (“PSUs”), stock options and/or cash-settled stock appreciation rights (“SARs”) are recorded in the condensed consolidated statements of operations as a component of direct operating expenses or selling, general and administrative expenses.
The following table summarizes the Company’s share-based compensation expense:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2025	2024	2025	2024
Share-based compensation (a)	$19,497	$13,263	$40,918	$30,427
Fair value of awards vested and exercised	$8,848	$2,275	11,460	$11,842
_________________
(a)    Share-based compensation excludes costs that have been capitalized of $546 and $619 for the six months ended June 30, 2025 and 2024, respectively. For the six months ended June 30, 2025 and 2024, respectively, share-based compensation expense excludes costs of $0 and $1,166 that have been reclassified to Restructuring charges in the consolidated statements of operations.
As of June 30, 2025, there was $91,391 of unrecognized compensation cost related to unvested RSUs, PSUs, stock options and SARs held by the Company’s employees. The cost is expected to be recognized over a weighted-average period of approximately 2.1 years.
For the three and six months ended June 30, 2025, weighted-average shares used in the calculation of diluted earnings per share included the dilutive effect of 1,279 and 1,383 shares of Class A Common Stock, respectively, issuable under share-based compensation plans. For the three and six months ended June 30, 2025, weighted-average anti-dilutive shares primarily consisted of 7,143 and 6,844 shares under share-based compensation plans, respectively, and were excluded in the calculation of diluted EPS because their effect would have been anti-dilutive.
For the comparative three and six months periods ended June 30, 2024, all RSUs, PSUs and stock options were excluded from the calculation of diluted loss per share because the Company reported a net loss for the comparative prior periods and, therefore, their impact on reported loss per share would have been anti-dilutive.
Award Activity
RSUs
During the six months ended June 30, 2025 and 2024, approximately 465 and 112 RSUs were granted, respectively, and approximately 235 and 30 RSUs vested, respectively.
PSUs
During the six months ended June 30, 2025 and 2024, approximately 368 and 35 PSUs were granted, respectively, and approximately 158 and 65 PSUs vested, respectively.

SPHERE ENTERTAINMENT CO.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
(continued)
Stock options
During the six months ended June 30, 2025 and 2024, approximately 1,685 and 475 stock options were granted, respectively, and approximately no options and $184 options were exercised, respectively.
Note 13. Stockholders’ Equity
Preferred Stock
The Company is authorized to issue 15,000 shares of preferred stock, par value $0.01. As of June 30, 2025 and December 31, 2024, no shares of preferred stock were outstanding.
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
Accumulated Other Comprehensive Loss
The following tables detail the components of accumulated other comprehensive loss:

	Pension Plans and Postretirement Plan	Cumulative Translation Adjustments	Accumulated Other Comprehensive Loss
Balance as of December 31, 2024	$(5,877)	$(1,631)	$(7,508)
Other comprehensive (loss) income:
Other comprehensive income before reclassifications	—	1,941	1,941
Amounts reclassified from accumulated other comprehensive loss (a)	(233)	—	(233)
Income tax benefit	62	215	277
Other comprehensive (loss) income, total	(171)	2,156	1,985
Balance as of March 31, 2025	$(6,048)	$525	$(5,523)
Other comprehensive (loss) income:
Other comprehensive income before reclassifications	—	2,546	2,546
Amounts reclassified from accumulated other comprehensive loss (a)	(234)	6,175	5,941
Income tax benefit (expense)	63	(3,061)	(2,998)
Other comprehensive (loss) income, total	(171)	5,660	5,489
Balance as of June 30, 2025	$(6,219)	$6,185	$(34)

SPHERE ENTERTAINMENT CO.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
(continued)

	Pension Plans and Postretirement Plan	Cumulative Translation Adjustments	Accumulated Other Comprehensive Loss
Balance as of December 31, 2023	$(5,240)	$(1,074)	$(6,314)
Other comprehensive income (loss):
Other comprehensive income (loss) before reclassifications	—	(968)	(968)
Amounts reclassified from accumulated other comprehensive loss (a)	77	—	77
Income tax (expense) benefit	(19)	250	231
Other comprehensive income (loss), total	58	(718)	(660)
Balance as of March 31, 2024	$(5,182)	$(1,792)	$(6,974)
Other comprehensive (loss) income:
Other comprehensive income before reclassifications	—	837	837
Amounts reclassified from accumulated other comprehensive loss (a)	(478)	—	(478)
Income tax benefit (expense)	126	(78)	48
Other comprehensive (loss) income, total	(352)	759	407
Balance as of June 30, 2024	$(5,534)	$(1,033)	$(6,567)
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
The following table presents a reconciliation of weighted-average shares used in the calculations of basic and diluted earnings per share attributable to the Company’s stockholders for the three and six months ended June 30, 2025. During the three and six months ended June 30, 2024, shares issuable under share-based compensation plans and the 3.50% Convertible Senior Notes were excluded from the calculation because their effect would have been anti-dilutive.

	Three Months Ended	Six Months Ended
	June 30,	June 30,
	2025	2025
Weighted-average shares (denominator):
Weighted-average shares for basic EPS	36,283	36,196
Dilutive effect of shares issuable under share-based compensation plans	1,279	1,383
3.50% Convertible Senior Notes (Note 10)	7,286	7,286
Weighted-average shares for diluted EPS	44,848	44,865

See Note 12. Share-based Compensation for details on anti-dilutive shares.
Note 14. Related Party Transactions
As of June 30, 2025, certain members of the Dolan family, including certain trusts for the benefit of members of the Dolan family (collectively, the “Dolan Family Group”), collectively beneficially owned 100% of the Company’s outstanding Class B Common Stock, par value $0.01 per share (“Class B Common Stock”) and approximately 6.0% of the Company’s outstanding Class A Common Stock (inclusive of options exercisable within 60 days after June 30, 2025) for purposes of Section 13(d) of the Securities Exchange Act of 1934, as amended. Such shares of the Company’s Class A Common Stock and Class B Common Stock, collectively, represent approximately 71.8% of the aggregate voting power of the Company’s outstanding common stock. Members of the Dolan family are also the controlling stockholders of MSG Entertainment, Madison Square Garden Sports Corp. (“MSG Sports”) and AMC Networks Inc.
See Note 19. Related Party Transactions, to the Audited Consolidated Financial Statements included in the Form 10-KT, for a description of the Company’s related party arrangements. There were no material changes in such related party arrangements during the three and six months ended June 30, 2025, except that, on June 27, 2025, the media rights agreements between subsidiaries of MSG Networks, on the one hand, and New York Knicks, LLC and New York Rangers, LLC, on the other hand, were amended to (among other things) (i) reduce the annual rights fees payable New York Knicks, LLC and New York Rangers, LLC to effect a

SPHERE ENTERTAINMENT CO.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
(continued)
reduction of 28% and 18%, respectively, as of January 1, 2025 (ii) eliminate the annual rights fee escalators, and (iii) reduce the terms of the agreements to expire after the 2028-29 NBA and NHL seasons, respectively, subject to a right of first refusal in favor of MSG Networks. Additionally on June 27, 2025, MSG Networks issued penny warrants to MSG Sports exercisable for 19.9% of the common stock of MSG Networks. The penny warrants met the requirements for equity classification. The estimated fair value of the warrant was $0 at inception and its recognition in equity had no impact on the condensed consolidated financial statements. In addition, the Company has terminated its transition services agreement (the “MSGE TSA”) with MSG Entertainment, which has been replaced by a services agreement to continue to receive certain services from MSG Entertainment, such as information technology, human resources, finance, security, payroll, tax, certain legal functions, booking services, insurance and risk management, government affairs, investor relations, corporate communications, benefit plan administration and reporting, and internal audit functions as well as certain marketing functions, in exchange for service fees. The Company also provides certain corporate services to MSG Entertainment in exchange for service fees.
As of June 30, 2025 and December 31, 2024, accrued liabilities associated with related parties were $18,204 and $18,242, respectively, and are reported under Accrued expenses and other current liabilities in the accompanying condensed consolidated balance sheets.
The Company has entered into certain commercial agreements with its equity method investment nonconsolidated affiliates in connection with Sphere, including an arrangement with Crown Properties Collection LLC (“CPC”), pursuant to which CPC provided the Company sponsorship and sales services. The Company provided a notice of termination with respect to the agreement with CPC on September 20, 2024 and subsequently negotiated a wind down. Under this arrangement, the Company recorded commission expense of $875 and $1,747 for the three and six months ended June 30, 2025, respectively, and $1,558 and $5,618 for the three and six months ended June 30, 2024, respectively. The Company completed the sale of its equity interest in CPC in June 2025.
Revenues and Operating Expenses
The following table summarizes the composition and amounts of the transactions with the Company’s related parties. These amounts are reflected in revenues and operating expenses in the accompanying condensed consolidated statements of operations for the three and six months ended June 30, 2025 and 2024:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2025	2024	2025	2024
Revenues	$1,202	$323	$2,486	$1,538
Operating expenses:
Media fees	(24,181)	(42,845)	(69,124)	(86,792)
Corporate general and administrative expenses, net - MSG Entertainment Transition/Services Agreement	(17,188)	(27,355)	(34,522)	(54,849)
Origination, master control and technical services	(1,161)	(1,282)	(2,322)	(2,565)
Other operating expenses, net (a)	(2,270)	(4,137)	(5,750)	(9,976)
Total operating expenses, net (b)	$(44,800)	$(75,619)	$(111,718)	$(154,182)
_________________
(a)    Other operating expenses, net, includes reimbursements to MSG Entertainment for aircraft-related expenses, professional and payroll fees, and CPC commissions.
(b)    Of the total operating expenses, net, $25,411 and $71,698 for the three and six months ended June 30, 2025, respectively, and $43,182 and $88,514 for the three and six months ended June 30, 2024, respectively, are included in direct operating expenses in the accompanying condensed consolidated statements of operations. Of the total operating expenses, net, $19,389 and $40,020 for the three and six months ended June 30, 2025, respectively, and $32,437 and $65,668 for the three and six months ended June 30, 2024, respectively are included in selling, general, and administrative expenses in the accompanying condensed consolidated statements of operations.
Note 15. Segment Information
As of June 30, 2025, the Company was comprised of two reportable segments: Sphere and MSG Networks. The Company takes into account whether two or more operating segments can be aggregated together as one reportable segment as well as the type of discrete financial information that is available and regularly reviewed by its Chief Operating Decision Maker (“CODM”). The CODM is the Company’s Executive Chairman and Chief Executive Officer.
The CODM evaluates segment performance and determines how to allocate resources based on the Company’s key financial measure of adjusted operating income (“AOI”), a non-GAAP financial measure. The Company defines AOI as operating income excluding:
(i) depreciation, amortization and impairments of property and equipment, goodwill and intangible assets,

SPHERE ENTERTAINMENT CO.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
(continued)
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
The Company believes that the exclusion of share-based compensation expense or benefit allows investors to better track the performance of the Company’s business without regard to the settlement of an obligation that is not expected to be made in cash. The Company eliminates merger, debt work-out, and acquisition-related costs, including merger-related litigation expenses, net of insurance recoveries, when applicable, because the Company does not consider such costs to be indicative of the ongoing operating performance of the Company as they result from an event that is of a non-recurring nature, thereby enhancing comparability. In addition, management believes that the exclusion of gains and losses related to the remeasurement of liabilities under the Company’s Executive Deferred Compensation Plan provides investors with a clearer picture of the Company’s operating performance given that, in accordance with GAAP, gains and losses related to the remeasurement of liabilities under the Company’s Executive Deferred Compensation Plan are recorded in Operating (loss) income whereas gains and losses related to the remeasurement of the assets under the Company’s Executive Deferred Compensation Plan, which are equal to and therefore fully offset the gains and losses related to the remeasurement of liabilities, are recorded in Other (expense) income, net, which is not reflected in Operating (loss) income.
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
AOI should be viewed as a supplement to and not a substitute for operating (loss) income, net income (loss), cash flows from operating activities, and other measures of performance and/or liquidity presented in accordance with GAAP. Since AOI is not a measure of performance calculated in accordance with GAAP, this measure may not be comparable to similar measures with similar titles used by other companies. The Company has presented the components that reconcile operating (loss) income, the most directly comparable GAAP financial measure, to AOI.

SPHERE ENTERTAINMENT CO.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
(continued)
Information as to the operations of the Company’s reportable segments is set forth below.

	Three Months Ended
	June 30, 2025
	Sphere	MSG Networks	Total
Revenues	$175,587	$107,090	$282,677
Event-related expenses (a)	(69,769)	—	(69,769)
Rights fee expense	—	(39,303)	(39,303)
Network programming and production costs	—	(15,664)	(15,664)
Other direct operating expenses (a)	(6,582)	—	(6,582)
Overhead expenses(b)	(96,389)	(16,634)	(113,023)
Other segment expenses(c)	(86,295)	(2,200)	(88,495)
Operating (loss) income	$(83,448)	$33,289	$(50,159)
Gain on extinguishment of debt			346,092
Interest income			4,084
Interest expense			(25,862)
Other expense, net			(400)
Income from operations before income taxes			$273,755
Reconciliation of operating (loss) income to adjusted operating income:
Operating (loss) income	$(83,448)	$33,289	$(50,159)
Adjustments:
Share-based compensation expense	17,953	897	18,850
Depreciation and amortization	81,707	2,200	83,907
Restructuring charges	947	—	947
Impairment and other losses, net	3,641	—	3,641
Merger, debt work-out, and acquisition related costs, net of insurance recoveries	2,351	131	2,482
Amortization for capitalized cloud computing arrangement costs	1,579	—	1,579
Remeasurement of deferred compensation plan liabilities	219	—	219
Adjusted operating income	$24,949	$36,517	$61,466

SPHERE ENTERTAINMENT CO.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
(continued)

	Three Months Ended
	June 30, 2024
	Sphere	MSG Networks	Total
Revenues	$151,217	$122,178	$273,395
Event-related expenses (a)	(63,456)	—	(63,456)
Rights fee expense	—	(64,915)	(64,915)
Network programming and production costs	—	(16,734)	(16,734)
Other direct operating expenses (a)	(4,414)	—	(4,414)
Overhead expenses(b)	(102,109)	(4,931)	(107,040)
Other segment expenses(c)	(85,768)	(2,445)	(88,213)
Operating (loss) income	$(104,530)	$33,153	$(71,377)
Gain on extinguishment of debt			—
Interest income			7,729
Interest expense			(26,921)
Other expense, net			(2,613)
Loss from operations before income taxes			$(93,182)
Reconciliation of operating (loss) income to adjusted operating income:
Operating (loss) income	$(104,530)	$33,153	$(71,377)
Adjustments:
Share-based compensation expense	12,337	984	13,321
Depreciation and amortization	80,121	2,216	82,337
Restructuring charges	(88)	229	141
Impairment and other losses, net	5,735	—	5,735
Merger, debt work-out, and acquisition related costs, net of insurance recoveries	910	(5,473)	(4,563)
Amortization for capitalized cloud computing arrangement costs	—	21	21
Remeasurement of deferred compensation plan liabilities	42	—	42
Adjusted operating (loss) income	$(5,473)	$31,130	$25,657

SPHERE ENTERTAINMENT CO.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
(continued)

	Six Months Ended
	June 30, 2025
	Sphere	MSG Networks	Total
Revenues	$333,132	$230,119	$563,251
Event-related expenses (a)	(133,910)	—	(133,910)
Rights fee expense	—	(106,449)	(106,449)
Network programming and production costs	—	(36,305)	(36,305)
Other direct operating expenses (a)	(12,977)	—	(12,977)
Overhead expenses(b)	(192,793)	(34,499)	(227,292)
Other segment expenses(c)	(170,662)	(4,424)	(175,086)
Operating (loss) income	$(177,210)	$48,442	$(128,768)
Gain on extinguishment of debt			346,092
Interest income			7,962
Interest expense			(52,068)
Other expense, net			(1,740)
Income from operations before income taxes			$171,478
Reconciliation of operating (loss) income to adjusted operating income:
Operating (loss) income	$(177,210)	$48,442	$(128,768)
Adjustments:
Share-based compensation expense	37,907	2,538	40,445
Depreciation and amortization	163,712	4,424	168,136
Restructuring charges	2,788	—	2,788
Impairment and other losses, net	4,162	—	4,162
Merger, debt work-out, and acquisition related costs, net of insurance recoveries	3,339	3,934	7,273
Amortization for capitalized cloud computing arrangement costs	3,158	—	3,158
Remeasurement of deferred compensation plan liabilities	240	—	240
Adjusted operating income	$38,096	$59,338	$97,434

SPHERE ENTERTAINMENT CO.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
(continued)

	Six Months Ended
	June 30, 2024
	Sphere	MSG Networks	Total
Revenues	$321,581	$273,144	$594,725
Event-related expenses (a)	(122,179)	—	(122,179)
Rights fee expense	—	(134,582)	(134,582)
Network programming and production costs	—	(38,813)	(38,813)
Other direct operating expenses (a)	(7,985)	—	(7,985)
Overhead expenses(b)	(211,085)	(19,104)	(230,189)
Other segment expenses(c)	(168,360)	(4,387)	(172,747)
Operating (loss) income	$(188,028)	$76,258	$(111,770)
Gain on extinguishment of debt			—
Interest income			15,383
Interest expense			(54,040)
Other expense, net			(5,869)
Loss from operations before income taxes			$(156,296)
Reconciliation of operating (loss) income to adjusted operating income:
Operating income	$(188,028)	$76,258	$(111,770)
Adjustments:
Share-based compensation expense	25,610	4,435	30,045
Depreciation and amortization	157,827	4,377	162,204
Restructuring charges	4,798	10	4,808
Impairment and other losses, net	5,735	—	5,735
Merger, debt work-out, and acquisition related costs, net of insurance recoveries	1,326	(5,381)	(4,055)
Amortization for capitalized cloud computing arrangement costs	—	43	43
Remeasurement of deferred compensation plan liabilities	168	—	168
Adjusted operating income	$7,436	$79,742	$87,178

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
Concentration of Risk
Accounts receivable, net in the accompanying condensed consolidated balance sheets as of June 30, 2025 and December 31, 2024 include amounts due from the following individual customers, which accounted for the noted percentages of the gross balance:

	As of
	June 30, 2025	December 31, 2024
Customer A	13%	14%
Customer B	12%	14%
Customer C	10%	10%

SPHERE ENTERTAINMENT CO.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
(continued)
Revenues in the accompanying condensed consolidated statements of operations for the three and six months ended June 30, 2025 and 2024 include amounts from the following individual customers:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2025	2024	2025	2024
Customer 1	11%	12%	11%	11%
Customer 2	9%	12%	6%	12%
Customer 3	8%	9%	8%	9%
Note 16. Additional Financial Information
The following table provides a summary of the amounts recorded as cash, cash equivalents and restricted cash.

	As of
	June 30, 2025	December 31, 2024
Cash and cash equivalents	$355,661	$501,954
Restricted cash	13,266	13,679
Total cash, cash equivalents and restricted cash	$368,927	$515,633
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
Prepaid expenses and other current assets consisted of the following:

	As of
	June 30, 2025	December 31, 2024
Prepaid expenses	$21,622	$32,384
Other receivables	10,636	92
Inventory	12,819	12,583
Other	19,240	19,948
Total prepaid expenses and other current assets	$64,317	$65,007
Accrued expenses and other current liabilities consisted of the following:

	As of
	June 30, 2025	December 31, 2024
Accrued payroll and employee related liabilities	$41,058	$42,892
Cash due to promoters	94,827	109,078
Capital expenditure accruals	131,930	142,989
Accrued legal fees	25,683	22,046
Other accrued expenses	53,427	71,365
Total Accrued expenses and other current liabilities	$346,925	$388,370
Income Taxes
During the six months ended June 30, 2025 and 2024, the Company made income tax payments, net of refunds, of $1,939 and $(140) respectively.

SPHERE ENTERTAINMENT CO.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
(continued)

Note 17. Subsequent Events
Sphere Abu Dhabi
On July 25, 2025, Sphere Entertainment Group and DCT Abu Dhabi finalized and entered into a Franchise Agreement, a Joint Development and Partnership Agreement and a Pre-Opening Services Agreement relating to the construction, development and operation of Sphere Abu Dhabi.
Pursuant to the terms of the) Franchise Agreement, Sphere Entertainment Group granted DCT Abu Dhabi the exclusive right to build and operate Sphere Abu Dhabi. Subject to the terms of the Franchise Agreement, DCT Abu Dhabi also has the exclusive right to build and operate additional Sphere venues in the geographic region spanning the Middle East and North Africa (the “Exclusive Region”) for a period of at least 10 years after the opening date of Sphere Abu Dhabi, on terms and conditions to be negotiated in good faith and mutually agreed by Sphere Entertainment Group and DCT Abu Dhabi.
Sphere Entertainment Group has also granted DCT Abu Dhabi licenses for the relevant technology, patents, trademarks, The Sphere Experience content and other ancillary content for the development and operation of Sphere Abu Dhabi. DCT Abu Dhabi’s use of Sphere Entertainment Group’s intellectual property is subject to customary guidelines, restrictions and approvals, as well as quality control procedures.
In consideration for the grants of the franchise rights and licenses described above, DCT Abu Dhabi has agreed to pay Sphere Entertainment Group a franchise initiation fee and royalties for the use of Sphere Entertainment Group’s intellectual property (including The Sphere Experience content and other creative content), in each case, in accordance with the terms of the Franchise Agreement. A portion of the franchise initiation fee was previously paid to Sphere Entertainment Group and an additional portion of the franchise initiation fee will be paid to Sphere Entertainment Group in connection with the execution of the agreements. The remainder of the franchise initiation fee will be paid in a series of installments in connection with the achievement of specified milestones prior to the opening date of Sphere Abu Dhabi. The royalties will be payable in quarterly installments from and after the opening date of Sphere Abu Dhabi. The intellectual property royalty will be an annual fee based on a specified percentage of Sphere Abu Dhabi’s total revenues (other than total ticket sales for The Sphere Experience content licensed to DCT Abu Dhabi by Sphere Entertainment Group) for that year, subject to a specified minimum annual payment. The Sphere Experience content royalty will be an annual fee based on a specified percentage of total ticket sales for The Sphere Experience content licensed to DCT Abu Dhabi by Sphere Entertainment Group for that year, subject to a specified minimum annual payment. The royalty for ancillary content will be based on an initial annual fee that is increased by a fixed percentage annually. The Franchise Agreement has an initial term of 25 years from the opening of Sphere Abu Dhabi, with up to two 10-year renewal terms at DCT Abu Dhabi’s option.
Pursuant to the terms of the Pre-Opening Services Agreement, Sphere Entertainment Group will also receive fees in connection with the provision of pre-construction and construction related services to DCT Abu Dhabi. In addition, prior to the opening of Sphere Abu Dhabi, Sphere Entertainment Group and DCT Abu Dhabi expect to enter into an Operational Services Agreement, pursuant to which Sphere Entertainment Group will provide to be agreed upon operational services to DCT Abu Dhabi following the opening of Sphere Abu Dhabi.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations
All dollar amounts included in the following MD&A are presented in thousands, except as otherwise noted.
This Management’s Discussion and Analysis of Financial Condition and Results of Operations (“MD&A”) contains forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. In this MD&A, there are statements concerning the future operating and future financial performance of Sphere Entertainment Co. and its direct and indirect subsidiaries (collectively, “we,” “us,” “our,” “Sphere Entertainment,” or the “Company”), including (i) the success of Sphere and The Sphere Experience and development of new immersive productions content, (ii) our plans to bring Sphere to Abu Dhabi, United Arab Emirates under a franchise model, (iii) our ability to reduce or defer certain discretionary capital projects, (iv) our plans for possible additional debt financing and (v) MSG Networks subscriber declines. Words such as “expects,” “anticipates,” “believes,” “estimates,” “may,” “will,” “should,” “could,” “potential,” “continue,” “intends,” “plans,” and similar words and terms used in the discussion of future operating and future financial performance identify forward-looking statements. Investors are cautioned that such forward-looking statements are not guarantees of future performance, results or events and involve risks and uncertainties and that actual results or developments may differ materially from the forward-looking statements as a result of various factors. Factors that may cause such differences to occur include, but are not limited to:
•the substantial amount of debt we have incurred, the ability of our subsidiaries to make payments on, or repay or refinance, such debt under their respective credit facilities (including MSG Networks’ ability to make its quarterly principal amortization payments pursuant to its term loan facility), and, if unsuccessful, the implications thereof;
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
•our ability to successfully provide design, construction and pre- and post-opening services to Sphere partners, including the Department of Culture and Tourism – Abu Dhabi (“DCT Abu Dhabi”) in connection with Sphere Abu DhabiTM, as well as our ability to construct, finance and operate new Sphere venues, and the investments, costs and timing associated with those efforts, including obtaining financing, the impact of inflation and tariffs and any construction delays and/or cost overruns;
•DCT Abu Dhabi’s ability to complete construction of Sphere Abu Dhabi;
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
•our ability to successfully execute MSG Networks’ strategy for its DTC and authenticated streaming offering, MSG+ (which is included in the Gotham Sports streaming product), the success of such offering and our ability to adapt to new content distribution platforms or changes in consumer behavior resulting from emerging technologies;
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
•the tax-free treatment of the distribution of Madison Square Garden Entertainment Corp. (“MSG Entertainment”) from the Company in 2023 and the distribution from Madison Square Garden Sports Corp. (“MSG Sports”) in 2020; and
•the additional factors described under “Risk Factors” included in Part II of this Form 10-Q for the quarter ended June 30, 2025 (this “Form 10-Q”) and under “Risk Factors” in the Company’s Report on Form 10-KT for the six-months ended December 31, 2024 filed with the Securities and Exchange Commission (the “SEC”) on March 3, 2025 (the “Form 10-KT”).
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
Introduction
This MD&A is provided as a supplement to, and should be read in conjunction with, the Company’s unaudited condensed consolidated financial statements (the “financial statements”) and accompanying notes thereto included in “— Item 1. Financial Statements” of this Form 10-Q, as well as the Company’s audited consolidated financial statements and notes thereto as of and for the period ended December 31, 2024 (the “Audited Consolidated Financial Statements”) included in the Form 10-KT, to help provide an understanding of our financial condition, changes in financial condition and results of operations. The Company conducts substantially all of its business activities presented in the financial statements through Sphere Entertainment Group, LLC (“Sphere Entertainment Group”) and MSG Networks Inc. (together with its subsidiaries, “MSG Networks”), and each of their direct and indirect subsidiaries.
Business Overview
The Company is a premier live entertainment and media company comprised of two reportable segments, Sphere and MSG Networks. Sphere is a next-generation entertainment medium, and MSG Networks operates two regional sports and entertainment networks, as well as a direct-to-consumer (“DTC”) and authenticated streaming product.
Sphere: This segment reflects Sphere, a next-generation entertainment medium powered by cutting-edge technologies to create multi-sensory experiences at an unparalleled scale. The Company’s first Sphere opened in Las Vegas in September 2023. The venue can accommodate up to 20,000 guests and can host a wide variety of events year-round, including The Sphere Experience, which features original immersive productions, as well as concerts and residencies from renowned artists, and marquee sports and corporate events. Production efforts are supported by Sphere Studios, an immersive content studio dedicated to creating multi-sensory entertainment experiences exclusively for Sphere. Sphere Studios is home to a team of creative, production, technology and software experts who provide full in-house creative and production services. The studio campus in Burbank includes a 68,000-square-foot development facility, as well as Big Dome, a 28,000-square-foot, 100-foot high custom dome, with a quarter-sized version of the interior display plane at Sphere in Las Vegas, that serves as a specialized screening, production facility, and lab for content at Sphere. The entire exterior surface of Sphere, referred to as the Exosphere, is covered with nearly 580,000 square feet of fully programmable LED paneling, creating the largest LED screen in the world — and an impactful display for artists, brands and partners. In October 2024, the Company and DCT Abu Dhabi announced plans to work together to bring the world’s second Sphere to Abu Dhabi, United Arab Emirates.
MSG Networks: This segment is comprised of the Company’s regional sports and entertainment networks, MSG Network and MSG Sportsnet, as well as its DTC and authenticated streaming offering, MSG+ (which is included in the Gotham Sports streaming product). MSG Networks serves the New York designated market area, as well as other portions of New York, New Jersey, Connecticut and Pennsylvania and features a wide range of sports content, including exclusive live local games and other programming of the New York Knicks (the “Knicks”) of the NBA and the New York Rangers (the “Rangers”), New York Islanders, New Jersey Devils and Buffalo Sabres of the NHL, as well as significant coverage of the New York Giants and the Buffalo Bills of the National Football League.
Our MD&A is organized as follows:
Results of Operations. This section provides an analysis of our unaudited results of operations for the three and six months ended June 30, 2025 and 2024 on both a (i) consolidated basis and (ii) segment basis.
Liquidity and Capital Resources. This section provides a discussion of our financial condition and liquidity, an analysis of our cash flows for the six months ended June 30, 2025 and 2024, as well as certain contractual obligations and off-balance sheet arrangements.
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
Factors Affecting Operating Results
The operating results of our Sphere segment are largely dependent on our ability to continue to attract (i) audiences to The Sphere Experience, (ii) advertisers and marketing partners, and (iii) guests to attend, and artists to perform at, residencies, concerts and other events at our venue. The operating results of our MSG Networks segment are largely dependent on (i) the terms of MSG Networks’ affiliation agreements with Distributors (including renewals thereof), (ii) the number of subscribers of MSG Networks’ Distributors, (iii) the terms of MSG Networks’ media rights agreements (including renewals thereof), (iv) the ability of MSG Networks to make its required debt service payments, including quarterly principal amortization payments pursuant to the terms of its term loan facility, (v) the success of MSG+, MSG Networks’ DTC and authenticated streaming offering (which is available through the Gotham Sports streaming product), and (vi) the advertising rates MSG Networks charges advertisers. Certain of these factors in turn depend on the popularity and/or performance of the professional sports teams whose games MSG Networks broadcasts on its networks.
Our Company’s future performance is dependent in part on general economic conditions and the effect of these conditions on our customers. Weak economic conditions may lead to lower tourism and lower demand for our entertainment offerings (including The Sphere Experience) and programming content, which would also negatively affect concession and merchandise sales, and could lead to lower levels of advertising, sponsorship and venue signage. Recent developments relating to tariffs have intensified concerns over the global macroeconomic environment, which has resulted in a rise in volatility across financial markets and concerns over the prospect of a U.S. recession. These conditions may also affect the number of immersive productions, concerts, residencies and other events that take place in the future. An economic downturn could adversely affect our business and results of operations. The Company continues to explore additional opportunities to expand our presence in the entertainment industry both domestically and internationally. Any new investment may not initially contribute to operating income, but is intended to contribute to the success of the Company over time. Our results will also be affected by investments in, and the success of, new immersive productions.
Recent Developments
MSG Networks Debt Restructuring
On April 24, 2025, the Company, MSG Networks and certain subsidiaries of MSG Networks entered into a Transaction Support Agreement (the “Transaction Support Agreement”) with the other parties thereto with respect to the restructuring of the debt of subsidiaries of MSG Networks, amendments to the media rights agreements between subsidiaries of MSG Networks, on the one hand, and New York Knicks, LLC and New York Rangers, LLC, each a wholly-owned subsidiary of MSG Sports, on the other hand, and certain other matters. On June 27, 2025, the transactions contemplated by the Transaction Support Agreement were consummated, as further described below.
MSGN Term Loan Facility
MSGN Holdings, L.P. (“MSGN L.P.”), MSG Networks, MSGN Eden, LLC, an indirect subsidiary of the Company and the general partner of MSGN L.P. (“MSGN Eden”), Regional MSGN Holdings LLC, an indirect subsidiary of the Company and the limited partner of MSGN L.P. (“Regional MSGN”), Rainbow Garden Corp., a wholly-owned subsidiary of MSG Networks (“Rainbow

Garden Corp.” and, collectively with MSG Networks, MSGN Eden and Regional MSGN, the “MSGN Holdings Entities”), and certain subsidiaries of MSGN L.P. entered into a second amended and restated credit agreement (the “A&R MSGN Credit Agreement”) with JPMorgan Chase Bank, N.A., as administrative agent, and the lenders party thereto (the “MSGN Lenders”). Pursuant to the A&R MSGN Credit Agreement, MSGN L.P.’s prior credit facility was replaced with a $210,000 term loan facility (the “MSGN Term Loan Facility”), which matures on December 31, 2029. See Note 10. Credit Facilities and Convertible Notes to the condensed consolidated financial statements included in Part I — Item 1. of this Form 10-Q for a more detailed discussion of the MSGN Term Loan Facility.
Investor Agreement
The Company, the MSGN Holdings Entities and MSGN L.P. entered into an investor agreement, pursuant to which, among other matters, (i) the Company made a capital contribution to MSG Networks in an amount equal to $15,000 and (ii) the parties thereto agreed that MSGN L.P. will be a part of the same affiliated group of which the Company is the common parent that files U.S. federal income tax returns on a consolidated basis.
Limited Partnership Agreement of MSGN L.P.
The Limited Partnership Agreement of MSGN L.P. was amended to provide for the issuance of contingent interest units (the “Contingent Interest Units”) to the MSGN Lenders. Beginning with the fiscal calendar year-end following the repayment in full of the MSGN Term Loan Facility, the Contingent Interest Units entitle the MSGN Lenders to receive annual payments in an amount equal to 50% of the difference between MSGN L.P.’s balance sheet cash (subject to certain exclusions) and certain minimum cash balances, specified with respect to the applicable measurement date, until the earlier of (i) December 31, 2029 and (ii) payment of $100,000 in the aggregate to the MSGN Lenders. The Contingent Interest Units are also entitled to receive 50% of the proceeds of a merger and/or acquisition event related to MSG Networks and its subsidiaries occurring prior to December 31, 2029, subject to an aggregate cap of $100,000 considered together with the annual payments of excess cash described in the previous sentence.
Amendments to Media Rights Agreements
The media rights agreements between subsidiaries of MSG Networks, on the one hand, and New York Knicks, LLC and New York Rangers, LLC, on the other hand, were amended to provide for (among other things):

•Knicks:
•a modification to the annual rights fee to effect a 28% reduction as of January 1, 2025;
•an elimination of the annual rights fee escalator; and
•a change to the contract expiration date to the end of the 2028-29 season, subject to a right of first refusal in favor of MSG Networks; and
•Rangers:
◦a modification to the annual rights fee to effect a reduction of 18% as of January 1, 2025;
•an elimination of the annual rights fee escalator; and
•a change to the contract expiration date to the end of the 2028-29 season, subject to a right of first refusal in favor of MSG Networks.
MSG Networks also entered into amendments with certain other professional sports teams that provide for, among other matters, reductions in the annual rights fees payable to such teams.
Warrants for Common Stock of MSG Networks
MSG Networks issued penny warrants to MSG Sports exercisable for 19.9% of the common stock of MSG Networks.
Sphere Abu Dhabi
On July 25, 2025, Sphere Entertainment Group and DCT Abu Dhabi finalized and entered into a Franchise Agreement, a Joint Development and Partnership Agreement and a Pre-Opening Services Agreement relating to the construction, development and operation of Sphere Abu Dhabi.
Pursuant to the terms of the Franchise Agreement, Sphere Entertainment Group granted DCT Abu Dhabi the exclusive right to build and operate Sphere Abu Dhabi. Subject to the terms of the Franchise Agreement, DCT Abu Dhabi also has the exclusive right to build and operate additional Sphere venues in the geographic region spanning the Middle East and North Africa (the “Exclusive Region”)

for a period of at least 10 years after the opening date of Sphere Abu Dhabi, on terms and conditions to be negotiated in good faith and mutually agreed by Sphere Entertainment Group and DCT Abu Dhabi.
Sphere Entertainment Group has also granted DCT Abu Dhabi licenses for the relevant technology, patents, trademarks, The Sphere Experience content and other ancillary content for the development and operation of Sphere Abu Dhabi. DCT Abu Dhabi’s use of Sphere Entertainment Group’s intellectual property is subject to customary guidelines, restrictions and approvals, as well as quality control procedures.
In consideration for the grants of the franchise rights and licenses described above, DCT Abu Dhabi has agreed to pay Sphere Entertainment Group a franchise initiation fee and royalties for the use of Sphere Entertainment Group’s intellectual property (including The Sphere Experience content and other creative content), in each case, in accordance with the terms of the Franchise Agreement. A portion of the franchise initiation fee was previously paid to Sphere Entertainment Group and an additional portion of the franchise initiation fee will be paid to Sphere Entertainment Group in connection with the execution of the agreements. The remainder of the franchise initiation fee will be paid in a series of installments in connection with the achievement of specified milestones prior to the opening date of Sphere Abu Dhabi. The royalties will be payable in quarterly installments from and after the opening date of Sphere Abu Dhabi. The intellectual property royalty will be an annual fee based on a specified percentage of Sphere Abu Dhabi’s total revenues (other than total ticket sales for The Sphere Experience content licensed to DCT Abu Dhabi by Sphere Entertainment Group) for that year, subject to a specified minimum annual payment. The Sphere Experience content royalty will be an annual fee based on a specified percentage of total ticket sales for The Sphere Experience content licensed to DCT Abu Dhabi by Sphere Entertainment Group for that year, subject to a specified minimum annual payment. The royalty for ancillary content will be based on an initial annual fee that is increased by a fixed percentage annually. The Franchise Agreement has an initial term of 25 years from the opening of Sphere Abu Dhabi, with up to two 10-year renewal terms at DCT Abu Dhabi’s option.
Pursuant to the terms of the Pre-Opening Services Agreement, Sphere Entertainment Group will also receive fees in connection with the provision of pre-construction and construction related services to DCT Abu Dhabi. In addition, prior to the opening of Sphere Abu Dhabi, Sphere Entertainment Group and DCT Abu Dhabi expect to enter into an Operational Services Agreement, pursuant to which Sphere Entertainment Group will provide to be agreed upon operational services to DCT Abu Dhabi following the opening of Sphere Abu Dhabi.
Other Matters:
On July 4, 2025, President Trump signed into law the reconciliation bill commonly known as the “One Big Beautiful Bill Act” (the “OBBBA”). OBBBA includes a broad range of tax reform provisions affecting businesses, including extending and modifying certain key Tax Cuts & Jobs Act provisions (both domestic and international), expanding certain Inflation Reduction Act incentives, and accelerating the phase-out of other incentives. The Company is currently evaluating the impact of these provisions on the Company’s consolidated financial statements.

Condensed Consolidated Results of Operations
Comparison of the Three and Six Months Ended June 30, 2025 versus the Three and Six Months Ended June 30, 2024
The tables below set forth, for the periods presented, certain historical financial information.

	Three Months Ended
	June 30,		Change
	2025	2024	Amount	Percentage
Revenues	$282,677	$273,395	$9,282	3%
Direct operating expenses	(131,318)	(149,519)	18,201	(12)%
Selling, general, and administrative expenses	(113,023)	(107,040)	(5,983)	6%
Depreciation and amortization	(83,907)	(82,337)	(1,570)	2%
Impairments and other losses, net	(3,641)	(5,735)	2,094	(37)%
Restructuring charges	(947)	(141)	(806)	NM
Operating loss	(50,159)	(71,377)	21,218	(30)%
Gain on extinguishment of debt	346,092	—	346,092	NM
Interest income	4,084	7,729	(3,645)	(47)%
Interest expense	(25,862)	(26,921)	1,059	(4)%
Other expense, net	(400)	(2,613)	2,213	(85)%
Income (loss) from continuing operations before income taxes	273,755	(93,182)	366,937	NM
Income tax (expense) benefit	(121,939)	21,965	(143,904)	NM
Income (loss) from continuing operations	151,816	(71,217)	223,033	NM
Income from discontinued operations, net of taxes	—	24,631	(24,631)	NM
Net income (loss)	$151,816	$(46,586)	$198,402	NM

	Six Months Ended
	June 30,		Change
	2025	2024	Amount	Percentage
Revenues	$563,251	$594,725	$(31,474)	(5)%
Direct operating expenses	(289,641)	(303,559)	13,918	(5)%
Selling, general, and administrative expenses	(227,292)	(230,189)	2,897	(1)%
Depreciation and amortization	(168,136)	(162,204)	(5,932)	4%
Impairments and other losses, net	(4,162)	(5,735)	1,573	(27)%
Restructuring charges	(2,788)	(4,808)	2,020	(42)%
Operating loss	(128,768)	(111,770)	(16,998)	15%
Gain on extinguishment of debt	346,092	—	346,092	NM
Interest income	7,962	15,383	(7,421)	(48)%
Interest expense	(52,068)	(54,040)	1,972	(4)%
Other expense, net	(1,740)	(5,869)	4,129	(70)%
Income (loss) from continuing operations before income taxes	171,478	(156,296)	327,774	NM
Income tax (expense) benefit	(101,616)	37,839	(139,455)	NM
Income (loss) from continuing operations	69,862	(118,457)	188,319	NM
Income from discontinued operations, net of taxes	—	24,631	(24,631)	NM
Net income (loss)	$69,862	$(93,826)	$163,688	NM
_________________
NM — Absolute percentages greater than 200% and comparisons from positive to negative values or to zero values are considered not meaningful.

The following is a summary of changes in our segments’ operating results for the three and six months ended June 30, 2025 as compared to the three and six months ended June 30, 2024, which are discussed below under “—Business Segment Results.”

	Three Months Ended
	June 30, 2025
Changes attributable to	Revenues	Direct operating expenses	Selling, general and administrative expenses	Depreciation and amortization	Impairments and other losses, net	Restructuring charges	Operating income
Sphere segment	$24,370	$(8,481)	$5,720	$(1,586)	$2,094	$(1,035)	$21,082
MSG Networks segment	(15,088)	26,682	(11,703)	16	—	229	136
	$9,282	$18,201	$(5,983)	$(1,570)	$2,094	$(806)	$21,218

	Six Months Ended
	June 30, 2025
Changes attributable to	Revenues	Direct operating expenses	Selling, general and administrative expenses	Depreciation and amortization	Impairments and other losses, net	Restructuring charges	Operating income (loss)
Sphere segment	$11,551	$(16,723)	$18,292	$(5,885)	$1,573	$2,010	$10,818
MSG Networks segment	(43,025)	30,641	(15,395)	(47)	—	10	(27,816)
	$(31,474)	$13,918	$2,897	$(5,932)	$1,573	$2,020	$(16,998)

Impairments and other losses, net
During the three and six months ended June 30, 2025, the Company recognized impairments and other losses, net of $3,641 and $4,162 respectively. The recorded losses were primarily due to $3,741 from the sale of the Company’s land in Stratford, London. During the three and six months ended June 30, 2024, the Company recognized a loss resulting from the purchase accounting related to the acquisition of Holoplot GmbH (“Holoplot”) in April 2024, which was a previously held equity method investment.
Depreciation and amortization
For the three and six months ended June 30, 2025, depreciation and amortization increased $1,570 and $5,932, respectively, as compared to the prior year periods due to the increase in total property and equipment, gross in the first and second quarters of 2025 as compared to the first and second quarters in 2024.
Restructuring charges
For the three and six months ended June 30, 2025, the Company recorded restructuring charges of $947 and $2,788, respectively, as compared to restructuring charges of $141 and $4,808 in the three and six months ended June 30, 2024, respectively, related to termination benefits provided for certain executives and employees.
Gain on Debt Extinguishment
For the three and six months ended June 30, 2025, the Company recorded a gain on extinguishment of debt of $346,092, reflecting the net impact of the restructuring of the the Prior MSGN Credit Facilities (as defined below). Refer to Note 10. Credit Facilities and Convertible Notes to the condensed consolidated financial statements included in “— Item 1. Financial Statements” of this Form 10-Q for additional information.
Interest income
For the three and six months ended June 30, 2025, interest income decreased $3,645 and $7,421, respectively, as compared to the prior year period, primarily due to lower average cash and cash equivalent balances.
Interest expense
For the three and six months ended June 30, 2025, interest expense decreased $1,059 and $1,972, respectively, as compared to the prior year period due to a reduction in the average outstanding principal balance of the MSGN Term Loan Facility (as defined below) as compared to the prior year period and a reduction in commitment charges resulting from the termination of the revolving credit facility under the Prior MSGN Credit Agreement (as defined below) on October 11, 2024.

Other expense, net
For the three and six months ended June 30, 2025, other expense, net decreased $2,213 and $4,129, respectively, compared to the prior year period, primarily due to smaller losses on equity method investments and foreign exchange.
Income tax expense
In general, the Company is required to use an estimated annual effective tax rate to measure the tax benefit or expense recognized in an interim period. The estimated annual effective tax rate is revised on a quarterly basis.
For US income tax purposes, the Company is required to recognize cancellation of debt income (“CODI”) on the difference between the face value of debt exchanged and the fair market value of new debt issued. On June 27, 2025, in connection with the execution of the A&R MSGN Credit Agreement, the Company recognized CODI of approximately $614 million, all of which was excluded from taxable income under the insolvency provisions of Internal Revenue Code Section 108.
Income tax expense for the three and six months ended June 30, 2025 of $121,939 and $101,616, respectively, reflects an effective tax rate of 45% and 59%, respectively. The effective tax rate is higher than statutory federal tax rate of 21% primarily due to discrete income tax expense related to the impact of CODI, partially offset by discrete income tax benefits from the reversal of the US GAAP gain on extinguishment of debt and income tax benefits due to a decrease in the valuation allowance and state and local taxes.
Income tax benefit for the three and six months ended June 30, 2024 of $21,965 and $37,839, respectively, reflects an effective tax rate of 24% for both periods. The effective tax rate exceeds the statutory federal tax rate of 21% primarily due to income tax benefit related to state and local taxes, partially offset by income tax expense from nondeductible officer’s compensation.
Adjusted operating income
The following is a reconciliation of operating loss to adjusted operating income (as defined in Note 15. Segment Information to the condensed consolidated financial statements included in “— Item 1. Financial Statements” of this Form 10-Q) for the three and six months ended June 30, 2025 as compared to the prior year period:

	Three Months Ended
	June 30,		Change
	2025	2024	Amount	Percentage
Operating loss	$(50,159)	$(71,377)	$21,218	(30)%
Share-based compensation	18,850	13,321	5,529	42%
Depreciation and amortization	83,907	82,337	1,570	2%
Restructuring charges	947	141	806	NM
Impairments and other losses, net	3,641	5,735	(2,094)	(37)%
Merger, debt work-out, and acquisition related costs, net of insurance recoveries	2,482	(4,563)	7,045	NM
Amortization for capitalized cloud computing arrangement costs	1,579	21	1,558	NM
Remeasurement of deferred compensation plan liabilities	219	42	177	NM
Adjusted operating income	$61,466	$25,657	$35,809	140%

	Six Months Ended
	June 30,		Change
	2025	2024	Amount	Percentage
Operating loss	$(128,768)	$(111,770)	$(16,998)	15%
Share-based compensation	40,445	30,045	10,400	35%
Depreciation and amortization	168,136	162,204	5,932	4%
Restructuring charges	2,788	4,808	(2,020)	(42)%
Impairments and other losses, net	4,162	5,735	(1,573)	(27)%
Merger, debt work-out, and acquisition related costs, net of insurance recoveries	7,273	(4,055)	11,328	NM
Amortization for capitalized cloud computing arrangement costs	3,158	43	3,115	NM
Remeasurement of deferred compensation plan liabilities	240	168	72	43%
Adjusted operating income	$97,434	$87,178	$10,256	12%
________________
NM — Absolute percentages greater than 200% and comparisons from positive to negative values or to zero values are considered not meaningful.
Adjusted operating income for the three months ended June 30, 2025 increased $35,809 as compared to the prior year period to $61,466. Adjusted operating income for the six months ended June 30, 2025 increased $10,256 as compared to the prior year period to $97,434. The changes in adjusted operating income were attributable to the following:

	Three Months Ended	Six Months Ended
Changes attributable to	June 30, 2025	June 30, 2025
Sphere segment	$30,422	$30,660
MSG Networks segment	5,387	(20,404)
	$35,809	$10,256
For a discussion of these variances, see “—Business Segment Results” below.

Business Segment Results
Sphere
The tables below set forth, for the periods presented, certain historical financial information and a reconciliation of operating loss to adjusted operating income (loss) for the Company’s Sphere segment.

	Three Months Ended
	June 30,		Change
	2025	2024	Amount	Percentage
Revenues	$175,587	$151,217	$24,370	16%
Direct operating expenses	(76,351)	(67,870)	(8,481)	12%
Selling, general, and administrative expenses	(96,389)	(102,109)	5,720	(6)%
Depreciation and amortization	(81,707)	(80,121)	(1,586)	2%
Impairments and other losses, net	(3,641)	(5,735)	2,094	(37)%
Restructuring charges	(947)	88	(1,035)	NM
Operating loss	$(83,448)	$(104,530)	$21,082	(20)%
Reconciliation to adjusted operating income (loss):
Share-based compensation	17,953	12,337	5,616	46%
Depreciation and amortization	81,707	80,121	1,586	2%
Restructuring charges	947	(88)	1,035	NM
Impairments and other losses, net	3,641	5,735	(2,094)	(37)%
Merger, debt work-out, and acquisition related costs, net of insurance recoveries	2,351	910	1,441	158%
Amortization for capitalized cloud computing arrangement costs	1,579	—	1,579	NM
Remeasurement of deferred compensation plan liabilities	219	42	177	NM
Adjusted operating income (loss)	$24,949	$(5,473)	$30,422	NM

	Six Months Ended
	June 30,		Change
	2025	2024	Amount	Percentage
Revenues	$333,132	$321,581	$11,551	4%
Direct operating expenses	(146,887)	(130,164)	(16,723)	13%
Selling, general, and administrative expenses	(192,793)	(211,085)	18,292	(9)%
Depreciation and amortization	(163,712)	(157,827)	(5,885)	4%
Impairments and other losses, net	(4,162)	(5,735)	1,573	(27)%
Restructuring charges	(2,788)	(4,798)	2,010	(42)%
Operating loss	$(177,210)	$(188,028)	$10,818	(6)%
Reconciliation to adjusted operating income:
Share-based compensation	37,907	25,610	12,297	48%
Depreciation and amortization	163,712	157,827	5,885	4%
Restructuring charges	2,788	4,798	(2,010)	(42)%
Impairments and other losses, net	4,162	5,735	(1,573)	(27)%
Merger, debt work-out, and acquisition related costs, net of insurance recoveries	3,339	1,326	2,013	152%
Amortization for capitalized cloud computing arrangement costs	3,158	—	3,158	NM
Remeasurement of deferred compensation plan liabilities	240	168	72	43%
Adjusted operating income	$38,096	$7,436	$30,660	NM
________________
NM — Absolute percentages greater than 200% and comparisons from positive to negative values or to zero values are considered not meaningful.

Revenues
For the three and six months ended June 30, 2025, revenues increased $24,370 and $11,551, respectively, as compared to the prior year period. The changes in revenues were attributable to the following:

	Three Months Ended	Six Months Ended
	June 30, 2025	June 30, 2025
Increase in event-related revenues	$26,681	$52,311
Other net increases	4,809	8,376
Decrease in revenues from sponsorship, signage, Exosphere advertising and suite license fee revenues	(460)	(16,236)
Decrease in revenues for The Sphere Experience	(6,660)	(32,900)
	$24,370	$11,551
For the three and six months ended June 30, 2025, the increase in event-related revenues reflects (i) higher revenues from concerts, primarily due to 9 and 19 additional concert residency shows held at Sphere in Las Vegas during the three and six months ended June 30, 2025, respectively, both as compared to the prior year period, and (ii) higher revenues from corporate events held at Sphere in Las Vegas, primarily driven by an increase in the number of events as compared to the prior year periods. These increases were partially offset by a decrease in revenues from marquee events due to the absence of one marquee event held during the three and six months ended June 30, 2024.
For the three and six months ended June 30, 2025, the increase in other revenues primarily reflects the impact of revenues related to bringing the world’s second Sphere to Abu Dhabi, United Arab Emirates.
For the three and six months ended June 30, 2025, the decrease in revenues from sponsorship, signage, Exosphere advertising and suite license fees primarily reflects lower Exosphere advertising revenues, partially offset by higher sponsorship revenues due to increased sales of existing sponsorship inventory and higher suite license fee revenues. Exosphere advertising revenues in the six months ended June 30, 2024 included revenues from advertising campaigns around the Super Bowl which was held in Las Vegas in the prior year period.
For the three months ended June 30, 2025, the decrease in revenues for The Sphere Experience primarily reflects lower average per-show revenues, partially offset by an increase in the number of overall performances as compared to the prior year period. In the current year period, The Sphere Experience included 198 performances of Postcard From Earth and 17 performances of V-U2 An Immersive Concert Film (with combined average revenues per performance of approximately $315), as compared to 208 performances of Postcard from Earth (with average revenues per performance of approximately $358) in the prior year period.

For the six months ended June 30, 2025, the decrease in revenues for The Sphere Experience primarily reflects a decrease in the number of overall performances and lower average per-show revenues as compared to the prior year period. In the current year period, The Sphere Experience included 364 performances of Postcard From Earth and 51 performances of V-U2 An Immersive Concert Film (with combined average revenues per performance of approximately $342), as compared to 465 performances of Postcard from Earth (with average revenues per performance of approximately $376) in the prior year period.
Direct operating expenses
For the three and six months ended June 30, 2025, direct operating expenses increased by $8,481 and $16,723, respectively, as compared to the prior year period. The changes in direct operating expenses were attributable to the following:

	Three Months Ended	Six Months Ended
	June 30, 2025	June 30, 2025
Increase in event-related direct operating expenses	$6,362	$13,595
Increase in Holoplot expenses	1,388	3,381
Increase (decrease) in direct operating expenses for The Sphere Experience	644	(2,825)
Increase in venue operating expenses	205	2,640
Decrease in expenses from sponsorship, signage, Exosphere advertising, and suite license fees	(601)	(1,552)
Other net increases	483	1,484
	$8,481	$16,723
For the three and six months ended June 30, 2025, the increase in event-related direct operating expenses reflects (i) higher expenses from corporate events, primarily due to additional corporate events held at Sphere in Las Vegas as compared to the prior year periods and (ii) higher expenses from concerts, primarily due to an increase in the number of concert residency shows held at Sphere in Las Vegas as compared to the prior year periods, partially offset by lower average per-event expenses. These increases were partially offset by lower expenses from marquee events due to the absence of one marquee event held at the venue during the three and six months ended June 30, 2024.

For the three and six months ended June 30, 2025, the increase in direct operating expenses from Holoplot reflects the impact of consolidating Holoplot following its acquisition by the Company in April 2024.

For the three months ended June 30, 2025, the increase in direct operating expenses for The Sphere Experience was primarily due to an increase in total performances held in the current year period as compared to the prior year period. Combined average direct operating expenses of $106 per show in the current year period were essentially unchanged as compared to $106 per show in the prior year period.

For the six months ended June 30, 2025, the decrease in direct operating expenses for The Sphere Experience was primarily due to a decrease in total performances held in the current year period as compared to the prior year period, partially offset by higher average per-show expenses (combined average direct operating expenses of $118 per show in the current year period as compared to $112 per show in the prior year period).

For the six months ended June 30, 2025, the increase in venue operating expenses was primarily related to an increase in employee compensation and related benefits.

Selling, general, and administrative expenses
For the three months ended June 30, 2025, selling, general, and administrative expenses decreased $5,720 as compared to the prior year period, primarily due to lower employee compensation and related benefits of $8,656 and lower professional fees of $1,899, partially offset by other cost increases.
For the six months ended June 30, 2025, selling, general, and administrative expenses decreased $18,292 as compared to the prior year period, primarily due to lower employee compensation and related benefits of $13,157 and lower professional fees of $11,572, partially offset by other cost increases.
Impairments and other losses, net
During the three and six months ended June 30, 2025, the Company recognized a loss resulting from the sale of its land in Stratford, London. During the three and six months ended June 30, 2024, the Company recognized a loss resulting from the purchase accounting related to the acquisition of Holoplot in April 2024, which was a previously held equity method investment.

Depreciation and amortization
For the three and six months ended June 30, 2025, depreciation and amortization increased $1,586 and $5,885, respectively, as compared to the prior year periods primarily due to the increase in total property and equipment, gross.
Restructuring charges
For the three and six months ended June 30, 2025, the Company recognized restructuring charges of $947 and $2,788, respectively, as compared to a net restructuring benefit of of $88 for the three months ended June 30, 2024 and restructuring charges of $4,798 in the six months ended June 30, 2024. Restructuring charges related to termination benefits provided for certain executives and employees.
Operating loss
For the three months ended June 30, 2025, operating loss improved $21,082 as compared to the prior year period, primarily due to an increase in revenue and a decrease in selling, general and administrative expenses, partially offset by an increase in direct operating expenses. For the six months ended June 30, 2025, operating loss improved $10,818 as compared to the prior year period, primarily due to a decrease in selling, general and administrative expenses and an increase in revenue, partially offset by an increase in direct operating expenses and depreciation and amortization.
Adjusted operating income
For the three months ended June 30, 2025, adjusted operating income improved $30,422 as compared to the prior year period, primarily due to an increase in revenue and a decrease in selling, general and administrative expenses, partially offset by an increase in direct operating expenses. For the six months ended June 30, 2025, adjusted operating income improved $30,660 as compared to the prior year period, primarily due to a decrease in selling, general and administrative expenses and an increase in revenue, partially offset by an increase in direct operating expenses.

MSG Networks
The tables below set forth, for the periods presented, certain historical financial information and a reconciliation of operating income to adjusted operating income for the Company’s MSG Networks segment.

	Three Months Ended
	June 30,		Change
	2025	2024	Amount	Percentage
Revenues	$107,090	$122,178	$(15,088)	(12)%
Direct operating expenses	(54,967)	(81,649)	26,682	(33)%
Selling, general, and administrative expenses	(16,634)	(4,931)	(11,703)	NM
Depreciation and amortization	(2,200)	(2,216)	16	(1)%
Restructuring charges	—	(229)	229	NM
Operating income	$33,289	$33,153	$136	NM
Reconciliation to adjusted operating income:
Share-based compensation	897	984	(87)	(9)%
Depreciation and amortization	2,200	2,216	(16)	(1)%
Restructuring charges	—	229	(229)	NM
Merger, debt work-out, and acquisition related costs, net of insurance recoveries	131	(5,473)	5,604	NM
Amortization for capitalized cloud computing arrangement costs	—	21	(21)	NM
Adjusted operating income	$36,517	$31,130	$5,387	17%

	Six Months Ended
	June 30,		Change
	2025	2024	Amount	Percentage
Revenues	$230,119	$273,144	$(43,025)	(16)%
Direct operating expenses	(142,754)	(173,395)	30,641	(18)%
Selling, general, and administrative expenses	(34,499)	(19,104)	(15,395)	81%
Depreciation and amortization	(4,424)	(4,377)	(47)	1%
Restructuring charges	—	(10)	10	NM
Operating income	$48,442	$76,258	$(27,816)	(36)%
Reconciliation to adjusted operating income:
Share-based compensation	2,538	4,435	(1,897)	(43)%
Depreciation and amortization	4,424	4,377	47	1%
Restructuring charges	—	10	(10)	NM
Merger, debt work-out, and acquisition related costs, net of insurance recoveries	3,934	(5,381)	9,315	NM
Amortization for capitalized cloud computing arrangement costs	—	43	(43)	NM
Adjusted operating income	$59,338	$79,742	$(20,404)	(26)%
________________
NM — Absolute percentages greater than 200% and comparisons from positive to negative values or to zero values are considered not meaningful.

Revenues
For the three and six months ended June 30, 2025, revenues decreased $15,088 and $43,025, respectively, as compared to the prior year period. The changes in revenues were attributable to the following:

	Three Months Ended	Six Months Ended
	June 30, 2025	June 30, 2025
Decrease in distribution revenue	$(11,370)	$(41,287)
Decrease in advertising revenue	(3,559)	(1,701)
Other net decreases	(159)	(37)
	$(15,088)	$(43,025)
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
On December 31, 2024, MSG Networks’ affiliation agreement with Altice expired, subsequent to which the Company’s programming networks were not carried by Altice from January 1, 2025 through February 21, 2025. On February 22, 2025, MSG Networks reached a multi-year renewal of the affiliation agreement and Altice resumed carriage of the Company’s programming networks. Furthermore, MSG Networks has experienced significant ongoing subscriber declines and is expected to continue to experience significant subscriber declines in the future, which is expected to negatively impact MSG Networks’ revenue, operating income and AOI in future periods.

For the three and six months ended June 30, 2025, distribution revenue decreased $11,370 and $41,287, respectively, primarily due to a decrease in total subscribers of approximately 13.0% and 12.5%, respectively, (excluding the impact of the Altice non-carriage period in the six months ended June 30, 2025), partially offset by the impact of higher affiliation rates. In addition, results for the six months ended June 30, 2025 reflect the absence of revenues from Altice during the non-carriage period.

For the three and six months ended June 30, 2025, advertising revenue decreased $3,559 and $1,701, respectively, as compared to the prior year periods, primarily due to a lower number of live regular season and postseason professional sports telecasts. This was partially offset by higher average per-game advertising sales for the six months ended June 30, 2025.
Direct operating expenses
For the three and six months ended June 30, 2025 direct operating expenses decreased by $26,682 and $30,641, respectively, as compared to the prior year period. The changes in direct operating expenses were attributable to the following:

	Three Months Ended	Six Months Ended
	June 30, 2025	June 30, 2025
Decrease in rights fees expense	$(25,612)	$(28,133)
Decrease in other programming and production content costs	(1,070)	(2,508)
	$(26,682)	$(30,641)
On June 27, 2025, MSG Networks completed the restructuring of its credit facilities and amended certain of its media rights agreements to, among other things, effect a reduction in the annual media rights fees payable under such agreements as of January 1, 2025, discussed in further detail in Note 10. Credit Facilities and Convertible Notes and Note 14. Related Party Transactions to the condensed consolidated financial statements included in Part I — Item 1. of this Form 10-Q. For the three and six months ended June 30, 2025, rights fees expense decreased by $25,612 and $28,133, respectively, primarily reflecting reductions in media rights fees for certain professional sports teams as a result of such amendments, including any retroactive adjustments for the 2024-25 NBA and NHL seasons recorded during the three months ended June 30, 2025.

Selling, general, and administrative expenses
For the three months ended June 30, 2025, selling, general and administrative expenses increased $11,703 as compared to the prior year period, primarily due to (i) higher advertising and marketing costs of $6,030 and (ii) higher professional fees of $5,500, mainly due to the absence of litigation-related insurance recoveries recognized as an offset to professional fees in the prior year period. For the six months ended June 30, 2025, selling, general and administrative expenses increased $15,395, primarily due to (i) higher professional fees of $9,895, mainly reflecting the absence of litigation-related insurance recoveries recognized as an offset to professional fees in the prior year period and the impact of costs associated with pursuing a work-out of the Prior MSGN Credit Facilities with its syndicate of lenders in the current year period, and (ii) higher advertising and marketing costs of $8,859, partially offset by (iii) lower employee compensation and related benefits of $2,269.

Operating income
For the three months ended June 30, 2025, operating income increased by $136 as compared to the prior year period, primarily due to the decrease in direct operating expenses, mostly offset by the decrease in revenues and higher selling, general and administrative expenses.

For the six months ended June 30, 2025, operating income decreased by $27,816 as compared to the prior year period, primarily due to the decrease in revenues and, to a lesser extent, higher selling, general and administrative expenses, partially offset by lower direct operating expenses.
Adjusted operating income
For the three months ended June 30, 2025, adjusted operating income increased by $5,387 as compared to the prior year period, primarily due to the decrease in direct operating expenses, partially offset by the decrease in revenues and higher selling, general and administrative expenses.
For the six months ended June 30, 2025, adjusted operating income decreased by $20,404 as compared to the prior year period, primarily due to the decrease in revenues and, to a lesser extent, higher selling, general and administrative expenses, partially offset by lower direct operating expenses.
Liquidity and Capital Resources
Sources and Uses of Liquidity
The Company’s primary sources of liquidity are cash and cash equivalents and cash flows from the operations of our businesses. The Company’s uses of cash over the next 12 months beyond the issuance date of the accompanying condensed consolidated financial statements included in Part I — Item 1. of this Form 10-Q (the “issuance date”) and thereafter are expected to be substantial and include working capital-related items (including funding its operations and satisfying its accounts payable and accrued liabilities), capital spending (including the creation of additional original content for Sphere), required debt service payments (including principal amortization payments and excess cash flow payments pursuant to the MSGN Term Loan Facility), and investments and related loans and advances that the Company may fund from time to time. The Company may also use cash to repurchase its common stock. The Company’s decisions as to the use of its available liquidity will be based upon the ongoing review of the funding needs of its businesses, the optimal allocation of cash resources, and the timing of cash flow generation. To the extent that the Company desires to access alternative sources of funding through the capital and credit markets, market conditions could adversely impact its ability to do so at that time.
As of June 30, 2025, the Company’s unrestricted cash and cash equivalents balance was $355,661, as compared to $465,017 as of March 31, 2025. Cash usage in the current period primarily included principal payments of $105,000 and net cash used in operating activities of $52,711. Included in unrestricted cash and cash equivalents as of June 30, 2025 was (1) $209,095 in advance cash proceeds primarily from ticket sales, a portion of which the Company expects to pay to artists and promoters, and (2) $17,107 of cash and cash equivalents at MSG Networks, which were not available for distribution to the Company pursuant to the terms of the A&R MSGN Credit Agreement. As of June 30, 2025, the Company had $14,775 of Accounts payable and $346,925 of Accrued expenses and other current liabilities, including $131,930 of capital expenditure accruals primarily related to Sphere construction (a significant portion of which is in dispute). The balance of the Company’s total debt outstanding as of June 30, 2025 was $889,334. We believe we have sufficient liquidity from cash and cash equivalents, and cash flows from operations, to fund our operations and service debt payments under our credit facilities for the foreseeable future.
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
On October 15, 2024, the Company and DCT Abu Dhabi announced that they would work together to bring the world’s second Sphere venue to Abu Dhabi, United Arab Emirates. On July 25, 2025, Sphere Entertainment Group and DCT Abu Dhabi finalized and entered into a Franchise Agreement, a Joint Development and Partnership Agreement and a Pre-Opening Services Agreement relating to the construction, development and operation of Sphere Abu Dhabi. Under the terms of the Franchise Agreement, DCT Abu Dhabi has agreed to pay Sphere Entertainment Group a franchise initiation fee (a portion of which has been received) and royalties in connection with DCT Abu Dhabi’s use of Sphere Entertainment Group’s intellectual property (including The Sphere Experience content and other creative content). Pursuant to the terms of the Pre-Opening Services Agreement, Sphere Entertainment Group will be providing pre-construction and construction related services to DCT Abu Dhabi, with construction being funded by DCT Abu Dhabi. Following the venue’s opening, the Company will receive annual royalty fees for creative and artistic content licensed by Sphere Entertainment Group, such as Sphere Experiences, and use of Sphere’s intellectual property and other ancillary content. In addition, prior to the opening of Sphere Abu Dhabi, Sphere Entertainment Group and DCT Abu Dhabi expect to enter into an Operational Services Agreement, pursuant to which Sphere Entertainment Group will provide to be agreed upon operational services to DCT Abu Dhabi following the opening of Sphere Abu Dhabi.
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
MSGN Term Loan Facility
General. MSGN L.P.MSGN Eden, Regional MSGN, and certain subsidiaries of MSGN L.P. had senior secured credit facilities pursuant to a credit agreement (as amended and restated on October 11, 2019, and as further amended from time to time prior to June

27, 2025, the “Prior MSGN Credit Agreement”) providing for (i) an initial $1,100,000 term loan facility and (ii) a $250,000 revolving credit facility (the “Prior MSGN Credit Facilities”). The outstanding principal amount under the Prior MSGN Credit Agreement of $829,125 matured without repayment on October 11, 2024, and an event of default occurred pursuant to the Prior MSGN Credit Agreement due to MSGN L.P.’s failure to make payment on the outstanding principal amount on the maturity date.
After a series of forbearances from the lenders under the Prior MSGN Credit Agreement, on June 27, 2025, MSG Networks, MSGN L.P., MSGN Eden, Regional MSGN, Rainbow Garden Corp. and certain subsidiaries of MSGN L.P. entered into the A&R MSGN Credit Agreement with JPMorgan Chase Bank, N.A., as administrative agent, and the MSGN Lenders. The A&R MSGN Credit Agreement amended and restated the Prior MSGN Credit Agreement in its entirety.
Pursuant to the A&R MSGN Credit Agreement, the Prior MSGN Credit Facilities were replaced with the MSGN Term Loan Facility, which has a principal amount of $210,000 and matures on December 31, 2029.
In connection with the execution of the A&R MSGN Credit Agreement, the Company, the MSGN Holdings Entities and MSGN L.P. entered into an investor agreement, pursuant to which, among other matters, (i) the Company made a capital contribution to MSG Networks in an amount equal to $15,000; and (ii) the parties agreed that MSGN L.P. will be a part of the same affiliated group of which the Company is the common parent that files U.S. federal income tax returns on a consolidated basis. On June 27, 2025, MSGN L.P. made a cash payment of $80,000 (including the $15,000 capital contribution from the Company to MSG Networks) to the MSGN Lenders.
Interest Rates. Borrowings under the A&R MSGN Credit Agreement bear interest at a rate per annum, which at the option of MSGN L.P., may be equal to either 1) adjusted Term SOFR (i.e., Term SOFR as defined in the A&R MSGN Credit Agreement, plus 0.10%) plus 5.00% or 2) Alternate Base rate, as defined in the A&R MSGN Credit Agreement, plus 4.00%. Upon a payment default in respect of principal, interest or other amounts due and payable under the A&R MSGN Credit Agreement or related loan documents, default interest will accrue on all overdue amounts at an additional rate of 2.00% per annum. The interest rate on the MSGN Term Loan Facility as of June 30, 2025 was 9.42%.
Covenants. The A&R MSGN Credit Agreement and the related security agreement contain certain customary representations and warranties, and certain affirmative covenants and events of default. The A&R MSGN Credit Agreement contains significant restrictions (and in some cases prohibitions) on the ability of MSGN L.P. and the MSGN Subsidiary Guarantors (as defined below) to take certain actions as provided in (and subject to various exceptions and baskets set forth in) the A&R MSGN Credit Agreement, including without limitation the following: (i) incurring additional indebtedness and contingent liabilities; (ii) creating or granting liens on certain assets; (iii) making investments, loans or advances in or to other persons, (iv) paying dividends and distributions or repurchasing capital stock; (v) changing its lines of business; (vi) engaging in certain transactions with affiliates; (vii) amending specified agreements; (viii) with respect to restricted subsidiaries, issuing shares of stock such that MSGN L.P.’s ownership of any such restricted subsidiary is reduced; (ix) merging, dissolving, liquidating, consolidating, or disposing of all or substantially all of its assets; (x) making certain dispositions; (xi) making certain changes to its accounting practices; (xii) entering into agreements that restrict the granting of liens; (xiii) requesting any borrowing the proceeds of which are used in violation of anti-corruption laws or sanctions; (xiv) engaging in a liability management transaction; and (xv) limiting certain operating expenses incurred by MSGN L.P. and the MSGN Guarantors (as defined below). The MSGN Holdings Entities are subject to the restrictions described in the foregoing clauses (iv) and (xv), as well as customary passive holding company covenants.
Principal Repayments. Subject to customary notice and minimum amount conditions, MSGN L.P. may voluntarily prepay outstanding loans under the A&R MSGN Credit Agreement at any time, in whole or in part, without premium or penalty (except for customary breakage costs with respect to Term Benchmark (as defined in the A&R MSGN Credit Agreement) loans). The MSGN Term Loan Facility has a fixed amortization of $10,000 per quarter commencing on September 30, 2025. MSGN L.P. is required to make mandatory prepayments pursuant to a mandatory cash sweep, determined at the end of each fiscal quarter, that requires 100% of MSGN L.P.’s and the MSGN Subsidiary Guarantors’ excess balance sheet cash over certain thresholds (subject to certain exclusions) to be used to repay the principal amount outstanding. MSGN L.P. is further required to make mandatory prepayments in certain circumstances, including from the net cash proceeds of certain dispositions of assets or casualty insurance and/or condemnation awards (subject to a threshold below which payments are not required, as well as certain reinvestment, repair and replacement rights) and upon the incurrence of indebtedness (subject to certain exceptions).
In connection with the execution of the A&R MSGN Credit Agreement, the Limited Partnership Agreement of MSGN L.P. was amended to provide for the issuance of the Contingent Interest Units to the MSGN Lenders. Beginning with the fiscal calendar year-end following the repayment in full of the MSGN Term Loan Facility, the Contingent Interest Units entitle the MSGN Lenders to receive annual payments in an amount equal to 50% of the difference between MSGN L.P.’s balance sheet cash (subject to certain exclusions) and certain minimum cash balances, specified with respect to the applicable measurement date, until the earlier of (i)

December 31, 2029 and (ii) payment of $100,000 in the aggregate to the MSGN Lenders. The Contingent Interest Units are also entitled to receive 50% of the proceeds of a merger and/or acquisition event related to MSG Networks and its subsidiaries occurring prior to December 31, 2029, subject to an aggregate cap of $100,000 considered together with the annual payments of excess cash described in the previous sentence.
Guarantors and Collateral. All obligations under the A&R MSGN Credit Agreement are guaranteed by the MSGN Holdings Entities and MSGN L.P.’s direct and indirect domestic subsidiaries that are not designated as unrestricted subsidiaries (the “MSGN Subsidiary Guarantors” and, together with the MSGN Holdings Entities, the “MSGN Guarantors”). All obligations under the A&R MSGN Credit Agreement, including the guarantees of those obligations, are secured by certain of the assets of MSGN L.P. and each MSGN Guarantor (collectively, “MSGN Collateral”), including, but not limited to, a pledge of the equity interests in MSGN L.P. held directly by the MSGN Holdings Entities and the equity interests in each MSGN Subsidiary Guarantor held directly or indirectly by MSGN L.P. The Company, Sphere Entertainment Group and the subsidiaries of Sphere Entertainment Group (collectively, the “Non-Credit Parties”) are not legally obligated to repay the outstanding borrowings under the MSGN Term Loan Facility, nor are the assets of the Non-Credit Parties pledged as security under the MSGN Term Loan Facility.
LV Sphere Term Loan Facility
General. On December 22, 2022, MSG Las Vegas, LLC (“MSG LV”), an indirect, wholly-owned subsidiary of the Company, entered into a credit agreement with JP Morgan Chase Bank, N.A., as administrative agent and the lenders party thereto, providing for a five-year, $275,000 senior secured term loan facility (as amended, the “LV Sphere Term Loan Facility”).
Interest Rates. Borrowings under the LV Sphere Term Loan Facility bear interest at a floating rate, which at the option of MSG LV may be either (i) a base rate plus a margin of 3.375% per annum or (ii) adjusted Term SOFR (i.e., Term SOFR plus 0.10%) plus a margin of 4.375% per annum. The interest rate on the LV Sphere Term Loan Facility as of June 30, 2025 was 8.80%.
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
Covenants. The LV Sphere Term Loan Facility and related guaranty by Sphere Entertainment Group include financial covenants requiring MSG LV to maintain a specified minimum debt service coverage ratio and requiring Sphere Entertainment Group to maintain a specified minimum liquidity level. The debt service coverage ratio covenant began testing in the quarter ended December 31, 2023 on a historical basis and on a prospective basis. Both the historical and prospective debt service coverage ratios are required to be at least 1.35:1.00. As of June 30, 2025, the historical and prospective debt service coverage ratio requirements were met. In addition, among other conditions, MSG LV is not permitted to make distributions to Sphere Entertainment Group unless the historical and prospective debt service coverage ratios are at least 1.50:1.00. The minimum liquidity level for Sphere Entertainment Group is set at $50,000, with $25,000 required to be held in cash or cash equivalents, and is tested as of the last day of each quarter based on Sphere Entertainment Group’s unencumbered liquidity, consisting of cash and cash equivalents and available lines of credit, as of such date.
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
Contractual Obligations
See Note 9. Commitments and Contingencies to the condensed consolidated financial statements included in “— Item 1. Financial Statements” of this Form 10-Q.
Cash Flow Discussion
As of June 30, 2025, cash, cash equivalents and restricted cash totaled $368,927, as compared to $515,633 as of December 31, 2024. The following table summarizes the Company’s cash flow activities for the six months ended June 30, 2025 and 2024:

	Six Months Ended
	June 30,
	2025	2024
Net cash (used in) provided by operating activities	$(52,711)	$28,570
Net cash provided by (used in) investing activities	16,441	(46,156)
Net cash used in financing activities	(111,059)	(36,242)
Effect of exchange rates on cash, cash equivalents and restricted cash	623	(776)
Net decrease in cash, cash equivalents, and restricted cash	$(146,706)	$(54,604)
Operating Activities
Net cash used in operating activities attributable to changes in assets and liabilities for the six months ended June 30, 2025 and 2024 equaled $86,300 and $70,367, respectively, a net increase of $15,933. The primary drivers of that net change are as follows. First, the Company had an increase in net cash used in operating activities related to Accrued and other current and non-current liabilities of $65,741, primarily due to the timing of payments for payroll and employee related benefits as well as other accrued expenses and to a lesser extent, timing of settlements with promoters. Second, the Company had an increase in net cash used in operating activities related to Accounts payable of $10,056, primarily as a result of the timing of payments to vendors. The increases in net cash used in operating activities were partially offset by an increase in net cash provided by operating activities related to Accounts receivable, net of $51,004. During the six months ended June 30, 2024, the Company generated higher Exosphere advertising revenue in comparison to the six months ended June 30, 2025, resulting in an increase in the Accounts receivable balance as of June 30, 2024 as compared to June 30, 2025. Additionally, since the opening of the Sphere in Las Vegas on September 29, 2023, the revenue generating activities and collection of Accounts receivable have normalized, resulting in smaller changes in the Accounts receivable balance in 2025 as compared to 2024. Also offsetting the increase in net cash used in operating activities was an increase in net cash provided by operating activities related to Deferred revenue of $9,224, which was driven by the timing of cash receipts partially offset by the timing of revenue generating activities. The due to promoter and deferred revenue balance sheet liability accounts increase as cash is collected in advance of revenue generating activities and decrease as the Company’s obligations are satisfied, including when The Sphere Experience, other live events and Exosphere advertising occur. Timing of when other live events go on sale, tickets are sold, cash is collected, the live events occur and cash is paid to the promoters also significantly impact the balances. Refer to “— Business Segment Results” for further detail pertaining to the Company’s revenue results.
In addition to the net increase in cash used in operating activities driven by changes in assets and liabilities, the Company generated net income of $69,862 in the current year period, compared to a net loss of $93,826 in the prior year period, as adjusted by non-cash net amounts of $36,273 in the current year period, compared to $192,763 in the prior year period. Refer to “— Business Segment Results” for further detail pertaining to the Company’s operating results.

Investing Activities
Net cash provided by investing activities for the six months ended June 30, 2025 increased by $62,597 as compared to the prior year period, primarily due the cash received from the sale of land in Stratford, London. The prior year period included the acquisition of Holoplot GmbH.
Financing Activities
Net cash used in financing activities for the six months ended June 30, 2025 increased by $74,817 as compared to the prior year period, primarily due to an increase in principal repayments of debt in the current year period as well as a reduction in cash proceeds from the exercise of stock options.
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
Impairment of Goodwill
Goodwill is tested annually for impairment as of August 31 and at any time upon the occurrence of certain events or substantive changes in circumstances. The Company performs its goodwill impairment test at the reporting unit level. As of June 30, 2025, the Company had two reportable segments and two reporting units, Sphere and MSG Networks, consistent with the way management makes decisions and allocates resources to the business.
The goodwill balance reported on the Company’s condensed consolidated balance sheets as of June 30, 2025 by reporting unit was as follows:

As of
June 30, 2025
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
Potential Interest Rate Risk Exposure
The Company, through its subsidiaries, MSG Networks and MSG LV, is subject to potential interest rate risk exposure related to borrowings incurred under their respective credit facilities. Changes in interest rates may increase interest expense payments with respect to any borrowings incurred under these credit facilities. The effect of a hypothetical 200 basis point increase in floating interest rate prevailing as of June 30, 2025 and continuing for a full year would increase the Company’s interest payments on the outstanding amounts under the credit facilities by $12,779.
Foreign Currency Exchange Rate Exposure
We are exposed to market risk resulting from foreign currency fluctuations primarily related to our activities in the United Kingdom and Germany conducted in British pound sterling and Euros, respectively.
British pound sterling exposure was as a result of our net investment position initiated with our acquisition of land in Stratford, London in November 2017, which we expected would become home to a future Sphere, and through cash and invested funds which we expected would be deployed in the construction of our London venue prior to the Company’s decision in November 2023 to no longer pursue the development of a Sphere in the United Kingdom and the subsequent sale of the land during the three months ended June 30, 2025. Subsequent to the sale of the Stratford land, the Company’s activities in the United Kingdom primarily relate to entities supporting Sphere expansion efforts. During the twelve months ended June 30, 2025, the GBP/USD exchange rate ranged from 1.2181 to 1.3743 as compared to GBP/USD exchange rate of 1.3737 on June 30, 2025, a fluctuation range of approximately 6.41%. As of June 30, 2025, a uniform hypothetical 10% fluctuation in the GBP/USD exchange rate would have resulted in a change of approximately $100 in the Company’s net asset value.

Following the acquisition of Holoplot on April 25, 2024, which is based in Berlin, Germany, we are also exposed to market risk resulting from foreign currency fluctuations related to the Euro. During the twelve months ended June 30, 2025, the EUR/USD exchange rate ranged from 1.0130 to 1.1788 as compared to EUR/USD exchange rate of 1.1788 on June 30, 2025, a fluctuation range of approximately 8.18%. As of June 30, 2025, a uniform hypothetical 10% fluctuation in the EUR/USD exchange rate would have resulted in a change of approximately $140 in the Company’s net asset value.
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
Item 4. Controls and Procedures
Our management, with the participation of our Executive Chairman and Chief Executive Officer and our Executive Vice President, Chief Financial Officer and Treasurer, evaluated the effectiveness of the design and operation of our disclosure controls and procedures as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”). Based on that evaluation, our Executive Chairman and Chief Executive Officer and our Executive Vice President, Chief Financial Officer and Treasurer concluded that the Company’s disclosure controls and procedures were effective as of June 30, 2025.
Changes in Internal Control over Financial Reporting
There were no changes in the Company’s internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the quarter ended June 30, 2025 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

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
On April 6, 2023, the parties to the MSG Networks Litigation reached an agreement in principle to settle the MSG Networks Litigation, without admitting liability, on the terms and conditions set forth in a binding term sheet, which was incorporated into a long-form settlement agreement (the “MSGN Settlement Agreement”) that was filed with the Court on May 18, 2023. The MSGN Settlement Agreement provided for, among other things, the final dismissal of the MSG Networks Litigation in exchange for a settlement payment to the plaintiffs and the class of approximately $48.5 million, of which approximately $28 million has been paid by the Company and approximately $20.5 million has been paid to the plaintiffs by insurers (who agreed to advance these costs subject to final resolution of the parties’ insurance coverage dispute). The MSGN Settlement Agreement was approved by the Court on August 14, 2023, which constituted the final judgment in the action. MSG Networks Inc. has a dispute with its insurers over whether and to what extent there is insurance coverage for the settlement (and has settled with one of the insurers). As of June 30, 2025, approximately $18 million has been accrued in Accrued expenses and other current liabilities (reduced from approximately $20.5 million accrued as of March 31, 2024 in connection with the aforementioned settlement). Unless MSG Networks Inc. and the remaining insurers settle that insurance dispute, it is expected to be finally resolved in a pending Delaware insurance coverage action.

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
Risks Related to Our MSG Networks Business
If MSG Networks Is Unable to Generate Sufficient Operating Cash Flows to Repay Outstanding Borrowings Under its Term Loan Facility When They Become Due, it is Expected That the Outstanding Debt Thereunder Would Be Accelerated and the Lenders Could Foreclose Upon the MSG Networks Business.
On June 27, 2025, MSG Networks and certain of its subsidiaries, including MSGN L.P., as borrower, entered into the A&R MSGN Credit Agreement providing for the MSGN Term Loan Facility, which matures on December 31, 2029. See “Part I — Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations — Recent Developments — MSG Networks Debt Restructuring.” As of June 30, 2025, the principal balance outstanding under the MSGN Term Loan Facility was $210 million. Under the terms of the MSGN Term Loan Facility, amortization payments of $10 million are due each quarter commencing on September 30, 2025.
If MSG Networks is unable to generate sufficient operating cash flows to make the required quarterly amortization payments or repay the remaining outstanding borrowings under the MSGN Term Loan Facility when they become due, MSG Networks may need to refinance the MSGN Term Loan Facility or secure alternative sources of funding. In the event MSG Networks is unable to repay or successfully refinance the MSGN Term Loan Facility or secure alternative sources of funding on acceptable terms or at all, the lenders would have the right to exercise their remedies under the MSGN Term Loan Facility, which would include, but not be limited to, declaring an event of default and foreclosing on the MSG Networks business. MSG Networks may also decide to seek bankruptcy protection prior to the lenders exercising their rights. If lenders exercise remedies or foreclose on the MSG Networks business, or if MSG Networks decides to seek bankruptcy protection, Sphere Entertainment Co. may no longer be entitled to any value in, or results of operations from, the MSG Networks business.
Our MSG Networks Business Depends on Media Rights Agreements With Professional Sports Teams That Have Varying Durations and Terms and Include Significant Obligations, and Our Inability to Renew Those Agreements on Acceptable Terms, or the Loss of Such Rights for Other Reasons, May Have a Material Negative Effect on Our MSG Networks Business and Results of Operations.
Our MSG Networks business is dependent upon media rights agreements with professional sports teams. On June 27, 2025, in connection with the MSG Networks debt restructuring (see “Part I — Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations — Recent Developments — MSG Networks Debt Restructuring”), the media rights agreements between MSG Networks, on the one hand, and the Knicks and the Rangers, on the other hand, were amended to (among other things) reduce the rights fees payable by MSG Networks and reduce the term of those agreements to expire after the 2028-29 NBA and NHL seasons, respectively, subject to a right of first refusal in favor of MSG Networks. The rights agreements with the other professional sports teams have varying expirations over the next six NBA/NHL seasons.
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
Even if we are able to renew our media rights agreements, the Company’s results could be adversely affected if our obligations under our media rights agreements prove to be outsized relative to the revenues our MSG Networks segment is able to generate. Our media rights agreements with professional sports teams have varying terms and include significant obligations without regard to the number of subscribers to our programming networks or the level of our affiliation and/or advertising revenues. If we are not able to generate sufficient revenues, including due to a loss of any of our significant Distributors, a decrease in the number of subscribers, or failure to renew affiliation agreements on terms as attractive as our existing agreements, we may be unable to renew media rights agreements on acceptable terms, or to perform our obligations under our existing media rights agreements, including making payments thereunder, which could lead to a default under those agreements and the potential loss of such media rights, which could materially negatively affect our business and results of operations. In recent years, certain regional sports networks have experienced financial difficulties. For example, Diamond Sports Group, LLC (now Main Street Sports Group, “Diamond”), which licenses and distributes sports content in a number of regional markets, filed for protection under Chapter 11 of the bankruptcy code in March 2023 and completed its reorganization in January 2025. In connection with Diamond’s bankruptcy proceedings and reorganization plan, a number of Diamond’s pre-existing media rights agreements with NHL, NBA and MLB teams were either rejected, substantially modified or expired without renewal. As a result, Diamond emerged from its bankruptcy proceedings controlling the media rights to 29 teams (compared to 42 teams prior to its bankruptcy).
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
We are highly leveraged with a significant amount of debt and we may continue to incur additional debt in the future. As of June 30, 2025, the balance of our consolidated debt outstanding was approximately $889.3 million. As a result of our indebtedness, we are required to make interest and principal payments on our indebtedness, including mandatory quarterly amortization payments pursuant to the terms of the A&R MSGN Credit Agreement, that are significant in relation to our revenues and cash flows. See “—Risks Related to Our MSG Networks Business — If MSG Networks Is Unable to Generate Sufficient Operating Cash Flows to Repay Outstanding Borrowings Under its Term Loan Facility When They Become Due, it is Expected That the Outstanding Debt Thereunder Would Be Accelerated and the Lenders Could Foreclose Upon the MSG Networks Business.” These payments reduce our earnings and cash available for other potential business purposes. Furthermore, our average borrowing rate has increased and could in the future increase if interest rates increase because our indebtedness bears interest at floating rates, if we are in default and have to pay a higher rate or to the extent we refinance existing debt with higher cost debt, which occurred in connection with the refinancing of MSG Networks’ indebtedness. This leverage also exposes us to significant risk by limiting our flexibility in planning for, or reacting to, changes in our business (whether through competitive pressure or otherwise), the entertainment and video programming industries and the economy at large. Although our cash flows could decrease in these scenarios, our required payments in respect of indebtedness would not decrease.
Certain subsidiaries of MSG Networks, including MSGN L.P., had senior secured credit facilities pursuant to the Prior MSGN Credit Agreement providing for (i) an initial $1.1 billion term loan facility and (ii) a $250 million revolving credit facility. The outstanding principal amount under the Prior MSGN Credit Agreement of $829.1 million matured without repayment on October 11, 2024, and an event of default occurred pursuant to the Prior MSGN Credit Agreement due to MSGN L.P.’s failure to make payment on the outstanding principal amount on the maturity date. After a series of forbearances from the lenders under the Prior MSGN Credit Agreement, on June 27, 2025, MSG Networks and certain of its subsidiaries, including MSGN L.P., as borrower, entered into the A&R MSGN Credit Agreement providing for the $210 million MSGN Term Loan Facility, which matures on December 31, 2029. All obligations under the A&R MSGN Credit Agreement are guaranteed by the MSGN Guarantors and secured by the MSGN Collateral. None of the Company, Sphere Entertainment Group or the subsidiaries of Sphere Entertainment Group are parties to the MSGN Term Loan Facility. See “Part I — Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations — Recent Developments — MSG Networks Debt Restructuring.”
On December 22, 2022, MSG LV, entered into a credit agreement providing for the LV Sphere Term Loan Facility, a five-year, $275 million senior secured term loan facility. All obligations under the LV Sphere Term Loan Facility are guaranteed by Sphere Entertainment Group. None of the Company, MSG Networks, MSGN L.P. or any of the subsidiaries of MSGN L.P. are parties to the LV Sphere Term Loan Facility.

On December 8, 2023, the Company completed a private unregistered offering of approximately $259 million in aggregate principal amount of its 3.50% Convertible Senior Notes.
Our ability to have sufficient liquidity to fund our operations, including the creation of content, and to service our indebtedness is dependent on the ability of Sphere to generate significant positive cash flow. There can be no assurance that guests, artists, promoters, advertisers and marketing partners will continue to embrace this platform and that Sphere will generate revenue and adjusted operating income in line with our expectations. Original immersive productions, such as Postcard From Earth, V-U2 An Immersive Concert Film, The Wizard of Oz at Sphere and From The Edge, have not been previously pursued on the scale of Sphere, which increases the uncertainty of our operating expectations. To the extent that our efforts do not result in viable shows, or to the extent that any such productions do not achieve expected levels of popularity among audiences, we may not generate the cash flows from operations necessary to fund our operations. Our future operating performance, to a certain extent, is subject to general economic conditions, recession, fears of recession, financial, competitive, regulatory and other factors that are beyond our control. To the extent we do not realize expected cash flows from operations from Sphere, we would have to take several actions to improve our financial flexibility and preserve liquidity, including significant reductions in both labor and non-labor expenses as well as reductions and/or deferrals in capital spending. Therefore, while we currently believe we will have sufficient liquidity from cash and cash equivalents and cash flows from operations (including expected cash flows from operations from Sphere) to fund our operations, no assurance can be provided that our liquidity will be sufficient in the event any of the preceding uncertainties facing Sphere are realized over the next 12 months.
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
The failure to make payments when due, satisfy the covenants, including any inability to attain a covenant waiver, and comply with other requirements under each credit agreement could trigger (and, with respect to the Prior MSGN Credit Agreement, triggered) a default thereunder, which could result in an acceleration of the outstanding debt thereunder and a demand for payment by the respective guarantors. Additionally, the LV Sphere Term Loan Facility restricts MSG LV from making cash contributions to us unless certain financial covenants are met and the A&R MSGN Credit Agreement restricts MSG Networks and MSGN L.P. from making cash distributions to us, subject to certain limited exceptions. Any failure to make payments when due or satisfy the covenants under the LV Sphere Term Loan Facility and the MSGN Term Loan Facility (together, the “Credit Facilities”) could negatively impact our liquidity and could have a negative effect on our businesses.
The terms of the indenture governing the 3.50% Convertible Senior Notes (the “Indenture”) do not restrict us from incurring additional indebtedness, including secured indebtedness. As of June 30, 2025, (i) the principal balance of the Company’s indebtedness (excluding subsidiaries) was approximately $258.8 million under the 3.50% Convertible Senior Notes and (ii) the balance of indebtedness of the Company’s subsidiaries was $639.0 million , all of which is senior secured indebtedness. If we incur secured indebtedness and such secured indebtedness is either accelerated or becomes subject to a bankruptcy, liquidation or reorganization, our assets would be used to satisfy obligations with respect to the indebtedness secured thereby before any payment could be made on the 3.50% Convertible Senior Notes that are not similarly secured. The Indenture also does not restrict our subsidiaries from incurring additional debt, which would be structurally senior to the 3.50% Convertible Senior Notes. If new debt or other liabilities are added to our current debt levels, the related risks that we now face could intensify. Our Credit Facilities restrict the ability of our subsidiaries to incur additional indebtedness, including secured indebtedness, but if the facilities mature or are repaid, our subsidiaries may not be subject to such restrictions under the terms of any subsequent indebtedness.
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
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
As of June 30, 2025, the Company had the ability to repurchase up to $350 million of the Company’s Class A Common Stock under the Class A Common Stock share repurchase program initially authorized by the Company’s Board of Directors on March 31, 2020 and reauthorized on March 29, 2023. Under the authorization, shares of Class A Common Stock may be purchased from time to time in open market transactions, in accordance with applicable insider trading and other securities laws and regulations. The timing and amount of purchases will depend on market conditions and other factors. No shares have been repurchased to date.

Item 6. Exhibits

(a)Index to Exhibits

EXHIBIT NO.	DESCRIPTION
2.1	Plan of Conversion of Sphere Entertainment Co. (incorporated by reference to Exhibit 2.1 to the Company’s Current Report on Form 8-K filed on June 5, 2025).
3.1	Articles of Incorporation of Sphere Entertainment Co. (incorporated by reference to Exhibit 3.1 to the Company’s Current Report on Form 8-K filed on June 5, 2025).
3.2	Bylaws of Sphere Entertainment Co. (incorporated by reference to Exhibit 3.2 to the Company’s Current Report on Form 8-K filed on June 5, 2025).
10.1
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

10.2
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

10.3
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

10.4
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

10.5
Transaction Support Agreement, dated as of April 24, 2025, by and among MSG Networks Inc., certain subsidiaries of MSG Networks Inc. identified therein, the lenders party thereto, New York Knicks, LLC, New York Rangers, LLC and Sphere Entertainment Co. (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on April 25, 2025).

10.6
Second Amended and Restated Credit Agreement, dated as of June 27, 2025, by and among MSG Networks Inc., MSGN Holdings, L.P., MSGN Eden, LLC, Regional MSGN Holdings LLC, Rainbow Garden Corp., certain subsidiaries of MSGN Holdings, L.P., JPMorgan Chase Bank, N.A., as administrative agent, and the lenders party thereto (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on June 27, 2025).

10.7
Form of Indemnification Agreement between Sphere Entertainment Co. and its Directors and Officers (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on June 5, 2025).†

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
101
The following materials from Sphere Entertainment Co. Quarterly Report on Form 10-Q for the quarter ended June 30, 2025, formatted in Inline Extensible Business Reporting Language (iXBRL): (i) condensed consolidated balance sheets, (ii) condensed consolidated statements of operations, (iii) condensed consolidated statements of comprehensive loss, (iv) condensed consolidated statements of cash flows, (v) condensed consolidated statements of equity and redeemable noncontrolling interests, and (vi) notes to condensed consolidated financial statements.

104	The cover page from the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2025 formatted in Inline XBRL and contained in Exhibit 101.
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

SIGNATURE
Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on the 11th day of August 2025.

Sphere Entertainment Co.

By:	/S/ ROBERT LANGER
	Name:	Robert Langer
	Title:	Executive Vice President, Chief Financial Officer and Treasurer