Form 10-Q
period 2025-09-30
Sphere Entertainment Co.
filed 2025-11-04
CIK 1795250

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
____________________
FORM 10-Q
________________________
(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2025
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). ☐ Yes ☑ No
Number of shares of common stock outstanding as of October 31, 2025:

Class A Common Stock par value $0.01 per share	—	28,447,507
Class B Common Stock par value $0.01 per share	—	6,866,754

SPHERE ENTERTAINMENT CO.

PART I – FINANCIAL INFORMATION
Item 1. Financial Statements
SPHERE ENTERTAINMENT CO.
CONDENSED CONSOLIDATED BALANCE SHEETS (UNAUDITED)
(in thousands, except per share data)

	As of
	September 30,	December 31,
	2025	2024
ASSETS
Current Assets:
Cash, cash equivalents, and restricted cash	$398,254	$515,633
Accounts receivable, net	170,965	154,624
Related party receivables, current	10,270	25,729
Prepaid expenses and other current assets	86,895	65,007
Total current assets	666,384	760,993
Non-Current Assets:
Investments	40,373	40,396
Property and equipment, net	2,777,292	3,035,730
Right-of-use lease assets	85,910	93,920
Goodwill	344,772	410,172
Intangible assets, net	23,473	28,383
Other non-current assets	200,364	145,706
Total assets	$4,138,568	$4,515,300
LIABILITIES AND EQUITY
Current Liabilities:
Accounts payable	$30,787	$33,606
Accrued expenses and other current liabilities	385,563	388,370
Related party payables, current	16,764	9,504
Current portion of long-term debt, net	88,788	829,125
Operating lease liabilities, current	16,178	19,268
Deferred revenue	159,145	91,794
Total current liabilities	697,225	1,371,667
Non-Current Liabilities:
Long-term debt, net	786,069	524,010
Operating lease liabilities, non-current	109,750	116,668
Deferred tax liabilities, net	215,125	148,870
Other non-current liabilities	175,298	152,666
Total liabilities	1,983,467	2,313,881
Commitments and contingencies (see Note 9)
Equity:
Class A Common Stock (a)	295	290
Class B Common Stock (b)	69	69
Additional paid-in capital	2,456,237	2,428,414
Treasury stock, at cost, 1,054 and 0 shares as of September 30, 2025 and December 31, 2024	(50,040)	—
Accumulated deficit	(251,180)	(219,846)
Accumulated other comprehensive loss	(280)	(7,508)
Total stockholders’ equity	2,155,101	2,201,419
Total liabilities and equity	$4,138,568	$4,515,300
__________________
(a)    Class A Common Stock, $0.01 par value per share, 120,000 shares authorized; 28,434 and 28,960 shares issued and outstanding as of September 30, 2025 and December 31, 2024, respectively.
(b)    Class B Common Stock, $0.01 par value per share, 30,000 shares authorized; 6,867 shares issued and outstanding as of September 30, 2025 and December 31, 2024.
See accompanying notes to the unaudited condensed consolidated financial statements.

SPHERE ENTERTAINMENT CO.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)
(in thousands, except per share data)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2025	2024	2025	2024
Revenues (a)	$262,511	$227,913	$825,762	$822,638
Direct operating expenses (a)	(136,984)	(139,696)	(426,625)	(443,255)
Selling, general and administrative expenses (a)	(99,692)	(118,977)	(326,984)	(349,166)
Depreciation and amortization	(84,102)	(81,913)	(252,238)	(244,117)
Impairments and other losses, net	(65,457)	(4,033)	(69,619)	(9,768)
Restructuring charges	(5,993)	(913)	(8,781)	(5,721)
Operating loss	(129,717)	(117,619)	(258,485)	(229,389)
Gain on extinguishment of debt	—	—	346,092	—
Interest income	2,737	7,039	10,699	22,422
Interest expense	(9,399)	(26,974)	(61,467)	(81,014)
Other expense, net	(328)	(695)	(2,068)	(6,564)
(Loss) income from continuing operations before income taxes	(136,707)	(138,249)	34,771	(294,545)
Income tax benefit (expense)	35,511	32,966	(66,105)	70,805
Loss from continuing operations	(101,196)	(105,283)	(31,334)	(223,740)
Income from discontinued operations, net of taxes	—	—	—	24,631
Net loss	$(101,196)	$(105,283)	$(31,334)	$(199,109)

Basic loss per common share
Continuing operations	$(2.80)	$(2.95)	$(0.87)	$(6.29)
Discontinued operations	—	—	—	0.69
Basic loss per common share attributable to Sphere Entertainment Co.’s stockholders	$(2.80)	$(2.95)	$(0.87)	$(5.60)

Diluted loss per common share
Continuing operations	$(2.80)	$(2.95)	$(0.87)	$(6.29)
Discontinued operations	—	—	—	0.69
Diluted loss per common share attributable to Sphere Entertainment Co.’s stockholders	$(2.80)	$(2.95)	$(0.87)	$(5.60)

Weighted-average number of common shares outstanding:
Basic	36,200	35,663	36,197	35,551
Diluted	36,200	35,663	36,197	35,551

_________________
(a)    See Note 14. Related Party Transactions, for further information on related party revenues and expenses.
See accompanying notes to the unaudited condensed consolidated financial statements.

SPHERE ENTERTAINMENT CO.
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS (UNAUDITED)
(in thousands)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2025	2024	2025	2024
Net loss	$(101,196)	$(105,283)	$(31,334)	$(199,109)
Other comprehensive (loss) income, before income taxes:
Pension plans and postretirement plans:
Amortization of net actuarial loss and prior service credit included in net periodic benefit cost, net	85	(53)	255	397
Net unamortized loss arising during the period	(319)	—	(956)	(851)
Cumulative translation adjustments	(101)	3,461	10,561	3,330
Other comprehensive (loss) income, before income taxes	(335)	3,408	9,860	2,876
Income tax benefit (expense)	89	(898)	(2,632)	(619)
Other comprehensive (loss) income, net of income taxes	(246)	2,510	7,228	2,257
Comprehensive loss	$(101,442)	$(102,773)	$(24,106)	$(196,852)

See accompanying notes to the unaudited condensed consolidated financial statements.

SPHERE ENTERTAINMENT CO.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)
(in thousands)

	Nine Months Ended
	September 30,
	2025	2024
OPERATING ACTIVITIES:
Net loss	$(31,334)	$(199,109)
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation and amortization	252,238	244,117
Impairments and other losses, net	69,619	9,768
Amortization of debt discount and deferred financing costs	2,044	2,991
Amortization of deferred production content	21,663	21,067
Deferred income tax expense (benefit)	63,627	(59,336)
Share-based compensation expense	48,979	46,726
Net unrealized and realized (gain) loss on equity investments with readily determinable fair value and loss in nonconsolidated affiliates	(8)	3,377
Gain on extinguishment of debt	(360,155)	—
Other non-cash adjustments	2,357	(605)
Change in assets and liabilities:
Accounts receivable, net	(16,341)	65,981
Related party receivables and payables, net	22,719	(1,282)
Prepaid expenses and other current and non-current assets	(97,703)	(57,071)
Accounts payable	(2,819)	7,852
Accrued and other current and non-current liabilities	7,408	(23,304)
Deferred revenue	82,831	(3,416)
Right-of-use lease assets and operating lease liabilities	(1,998)	4,918
Net cash provided by operating activities	63,127	62,674
INVESTING ACTIVITIES:
Capital expenditures, net	(37,139)	(52,747)
Investments in nonconsolidated affiliates	—	(1,299)
Purchase of business, net of cash acquired	—	(9,424)
Proceeds from dispositions, net	48,757	—
Other investing activities	(236)	(2,272)
Net cash provided by (used in) investing activities	11,382	(65,742)
FINANCING ACTIVITIES:
Principal repayments on debt	(120,166)	(63,223)
Taxes paid in lieu of shares issued for share-based compensation	(22,469)	(16,922)
Stock repurchases, inclusive of tax	(50,040)	—
Proceeds from exercise of stock options	595	8,827
Payments for financing costs	—	(546)
Net cash used in financing activities	(192,080)	(71,864)
Effect of exchange rates on cash, cash equivalents, and restricted cash	192	322
Net decrease in cash, cash equivalents, and restricted cash	(117,379)	(74,610)
Cash, cash equivalents, and restricted cash at beginning of period	515,633	627,827
Cash, cash equivalents, and restricted cash at end of period	$398,254	$553,217
NON-CASH INVESTING AND FINANCING ACTIVITIES:
Capital expenditures incurred but not yet paid	$1,790	$10,021
Share-based compensation capitalized in property and equipment	$723	$1,444
Non-cash forgiveness of Holoplot Loan	$—	$9,626

See accompanying notes to the unaudited condensed consolidated financial statements.

SPHERE ENTERTAINMENT CO.
CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
(UNAUDITED)
(in thousands)

Stockholders’ Equity
	Common Stock Issued	Additional Paid-In Capital	Treasury Stock	Accumulated Deficit	Accumulated Other Comprehensive Loss	Total Equity
Balance as of December 31, 2024	$359	$2,428,414	$—	$(219,846)	$(7,508)	$2,201,419
Net loss	—	—	—	(81,954)	—	(81,954)
Other comprehensive income	—	—	—	—	1,985	1,985
Share-based compensation	—	21,921	—	—	—	21,921
Tax withholding associated with shares issued for share-based compensation	—	(1,307)	—	—	—	(1,307)
Balance as of March 31, 2025	$359	$2,449,028	$—	$(301,800)	$(5,523)	$2,142,064
Net income	—	—	—	151,816	—	151,816
Other comprehensive income	—	—	—	—	5,489	5,489
Share-based compensation	—	19,070	—	—	—	19,070
Tax withholding associated with shares issued for share-based compensation	1	(4,753)	—	—	—	(4,752)
Balance as of June 30, 2025	$360	$2,463,345	$—	$(149,984)	$(34)	$2,313,687
Net loss	—	—	—	(101,196)	—	(101,196)
Other comprehensive loss	—	—	—	—	(246)	(246)
Share-based compensation	—	8,711	—	—	—	8,711
Stock options exercised	—	595	—	—	—	595
Repurchases of Class A common stock, inclusive of excise tax	—	—	(50,040)	—	—	(50,040)
Tax withholding associated with shares issued for share-based compensation	4	(16,414)	—	—	—	(16,410)
Balance as of September 30, 2025	$364	$2,456,237	$(50,040)	$(251,180)	$(280)	$2,155,101

See accompanying notes to the unaudited condensed consolidated financial statements.

Stockholders’ Equity
	Common Stock Issued	Additional Paid-In Capital	Retained Earnings (Accumulated Deficit)	Accumulated Other Comprehensive Loss	Total Equity
Balance as of December 31, 2023	$352	$2,365,913	$105,213	$(6,314)	$2,465,164
Net loss	—	—	(47,240)	—	(47,240)
Other comprehensive loss	—	—	—	(660)	(660)
Share-based compensation	—	18,075	—	—	18,075
Exercise of stock options	1	8,826	—	—	8,827
Tax withholding associated with shares issued for share-based compensation	—	(567)	—		(567)
Balance as of March 31, 2024	$353	$2,392,247	$57,973	$(6,974)	$2,443,599
Net loss	—	—	(46,586)	—	(46,586)
Other comprehensive income	—	—	—	407	407
Share-based compensation	—	13,703	—	—	13,703
Exercise of stock options	1	—	—	—	1
Tax withholding associated with shares issued for share-based compensation	—	(1,359)	—	—	(1,359)
Distributions to MSG Entertainment	—	5,787	—	—	5,787
Balance as of June 30, 2024	$354	$2,410,378	$11,387	$(6,567)	$2,415,552
Net loss	—	—	(105,283)	—	(105,283)
Other comprehensive income	—	—	—	2,510	2,510
Share-based compensation	—	16,392	—	—	16,392
Tax withholding associated with shares issued for share-based compensation	4	(15,001)	—	—	(14,997)
Balance as of September 30, 2024	$358	$2,411,769	$(93,896)	$(4,057)	$2,314,174

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
Sphere Entertainment Co. (together with its subsidiaries, the “Company” or “Sphere Entertainment”) is a leader in immersive entertainment, technology and media. The Company is comprised of two reportable segments, Sphere and MSG Networks. Sphere is a next-generation entertainment medium, and MSG Networks operates two regional sports and entertainment networks, as well as a direct-to-consumer (“DTC”) and authenticated streaming product.
Sphere: This segment reflects SphereTM, a next-generation entertainment medium powered by cutting-edge technologies to create multi-sensory experiences at an unparalleled scale. The Company’s first Sphere opened in Las Vegas in September 2023, and the Company is working with the Department of Culture and Tourism – Abu Dhabi (“DCT Abu Dhabi”) to bring the world’s second Sphere to Abu Dhabi, United Arab Emirates. Sphere in Las Vegas can accommodate up to 20,000 guests and can host a wide variety of events year-round, including The Sphere ExperienceTM, which features original immersive productions, as well as concerts and residencies from renowned artists, and marquee sports and corporate events. Production efforts are supported by Sphere StudiosTM, an immersive content studio dedicated to creating multi-sensory entertainment experiences exclusively for Sphere. Sphere Studios is home to a team of creative, production, technology and software experts who provide full in-house creative and production services. The studio campus in Burbank includes a 68,000-square-foot development facility, as well as Big Dome, a 28,000-square-foot, 100-foot high custom dome, with a quarter-sized version of the interior display plane at Sphere in Las Vegas, that serves as a specialized screening, production facility, and lab for content at Sphere. The entire exterior surface of Sphere, referred to as the ExosphereTM, is covered with nearly 580,000 square feet of fully programmable LED paneling, creating the largest LED screen in the world — and an impactful display for artists, brands and partners.
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
In the opinion of the Company, the accompanying condensed consolidated financial statements contain all adjustments, consisting of only normal recurring adjustments, necessary for a fair presentation of the Company’s financial position as of September 30, 2025 and its results of operations for the three and nine months ended September 30, 2025 and 2024, and cash flows for the nine months ended September 30, 2025 and 2024. The condensed consolidated balance sheet as of December 31, 2024, and the accompanying notes were derived from the Audited Consolidated Financial Statements, but do not contain all of the footnote disclosures from the Audited Consolidated Financial Statements.
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
In November 2024, the FASB issued ASU 2024-04, Induced Conversions of Convertible Debt Instruments, providing clarification on the requirements for determining whether certain settlements of convertible debt should be accounted for as induced conversions. This ASU will be effective for the Company as of and for the annual period ending December 31, 2026, and may be applied either prospectively to financial statements issued for reporting periods after the effective date of this ASU or retrospectively to all prior periods presented in the financial statements. The Company does not expect the adoption of this guidance to have a material impact on the Company’s consolidated financial statements and disclosures.

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

In September 2025, the FASB issued ASU 2025-06, Targeted Improvements to the Accounting for Internal-Use Software, clarifying and modernizing the accounting for costs related to internal-use software. The ASU removes the consideration of software project development stages. Under the new guidance, cost capitalization would begin when (i) management has authorized and committed to

SPHERE ENTERTAINMENT CO.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
(continued)
funding the software project, and (ii) it is probable that the project will be completed and the software will be used to perform its intended function (referred to as the “probable-to-complete recognition threshold”). This standard will be effective for the Company in the first quarter of the annual period ending December 31, 2028 and early adoption is permitted. The Company is currently evaluating the impact of adopting this guidance on the Company’s consolidated financial statements and disclosures.

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
In December 2023, the FASB issued ASU 2023-09, Improvements to Income Tax Disclosures, a final standard on improvements to income tax disclosures which applies to all entities subject to income taxes. The standard requires disaggregated information about a reporting entity’s effective tax rate reconciliation as well as information on income taxes paid. The standard is intended to benefit investors by providing more detailed income tax disclosures that would be useful in making capital allocation decisions. This standard is effective for the Company’s Annual Report on Form 10-K for the annual period ending December 31, 2025. The standard should be applied prospectively, however retrospective application is permitted. This standard affects financial statement disclosure only and, as a result, does not affect the Company’s statement of operations, balance sheet or statement of cash flows.
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
Disaggregation of Revenue
The following tables disaggregate the Company’s revenue by major source and reportable segment based upon the timing of transfer of goods or services to the customer for the three and nine months ended September 30, 2025 and 2024:

	Three Months Ended
	September 30, 2025
	Sphere	MSG Networks	Total
Event-related (a)	$155,717	$—	$155,717
Sponsorship, signage, Exosphere advertising, and suite license revenues (b)	11,144	328	11,472
Media related, primarily from affiliation agreements (b)	—	87,959	87,959
Other	6,790	134	6,924
Total revenues from contracts with customers	173,651	88,421	262,072
Revenues from subleases	439	—	439
Total revenues	$174,090	$88,421	$262,511

SPHERE ENTERTAINMENT CO.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
(continued)

	Three Months Ended
	September 30, 2024
	Sphere	MSG Networks	Total
Event-related (a)	$112,346	$—	$112,346
Sponsorship, signage, Exosphere advertising, and suite license revenues (b)	8,476	1,314	9,790
Media related, primarily from affiliation agreements (b)	—	99,382	99,382
Other	5,482	145	5,627
Total revenues from contracts with customers	126,304	100,841	227,145
Revenues from subleases	768	—	768
Total revenues	$127,072	$100,841	$227,913

	Nine Months Ended
	September 30, 2025
	Sphere	MSG Networks	Total
Event-related (a)	$442,868	$—	$442,868
Sponsorship, signage, Exosphere advertising, and suite license revenues (b)	43,701	1,584	45,285
Media related, primarily from affiliation agreements (b)	—	313,607	313,607
Other	19,271	3,349	22,620
Total revenues from contracts with customers	505,840	318,540	824,380
Revenues from subleases	1,382	—	1,382
Total revenues	$507,222	$318,540	$825,762

	Nine Months Ended
	September 30, 2024
	Sphere	MSG Networks	Total
Event-related (a)	$380,517	$—	$380,517
Sponsorship, signage, Exosphere advertising, and suite license revenues (b)	57,270	2,584	59,854
Media related, primarily from affiliation agreements (b)	—	368,102	368,102
Other	8,561	3,299	11,860
Total revenues from contracts with customers	446,348	373,985	820,333
Revenues from subleases	2,305	—	2,305
Total revenues	$448,653	$373,985	$822,638
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
In addition to the disaggregation of the Company’s revenue by major source based upon the timing of transfer of goods or services to the customer disclosed above, the following tables disaggregate the Company’s consolidated revenues by type of goods or services in accordance with the required entity-wide disclosure requirements of ASC Subtopic 280-10-50-38 to 40 and the disaggregation of revenue required disclosures in accordance with ASC Subtopic 606-10-50-5 for the three and nine months ended September 30, 2025 and 2024:

SPHERE ENTERTAINMENT CO.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
(continued)

	Three Months Ended
	September 30, 2025
	Sphere	MSG Networks	Total
Ticketing and venue license fee revenues (a)	$124,653	$—	$124,653
Sponsorship, signage, Exosphere advertising, and suite license revenues	17,191	—	17,191
Food, beverage, and merchandise revenues	25,017	—	25,017
Media networks revenues (b)	—	88,421	88,421
Other	6,790	—	6,790
Total revenues from contracts with customers	173,651	88,421	262,072
Revenues from subleases	439	—	439
Total revenues	$174,090	$88,421	$262,511

	Three Months Ended
	September 30, 2024
	Sphere	MSG Networks	Total
Ticketing and venue license fee revenues (a)	$92,101	$—	$92,101
Sponsorship, signage, Exosphere advertising, and suite license revenues	13,258	—	13,258
Food, beverage, and merchandise revenues	16,794	—	16,794
Media networks revenues (b)	—	100,841	100,841
Other	4,151	—	4,151
Total revenues from contracts with customers	126,304	100,841	227,145
Revenues from subleases	768	—	768
Total revenues	$127,072	$100,841	$227,913

	Nine Months Ended
	September 30, 2025
	Sphere	MSG Networks	Total
Ticketing and venue license fee revenues (a)	$349,790	$—	$349,790
Sponsorship, signage, Exosphere advertising, and suite license revenues	63,989	—	63,989
Food, beverage, and merchandise revenues	72,790	—	72,790
Media networks revenues (b)	—	318,540	318,540
Other	19,271	—	19,271
Total revenues from contracts with customers	505,840	318,540	824,380
Revenues from subleases	1,382	—	1,382
Total revenues	$507,222	$318,540	$825,762

	Nine Months Ended
	September 30, 2024
	Sphere	MSG Networks	Total
Ticketing and venue license fee revenues (a)	$307,729	$—	$307,729
Sponsorship, signage, Exosphere advertising, and suite license revenues	74,125	—	74,125
Food, beverage, and merchandise revenues	60,343	—	60,343
Media networks revenues (b)	—	373,985	373,985
Other	4,151	—	4,151
Total revenues from contracts with customers	446,348	373,985	820,333
Revenues from subleases	2,305	—	2,305
Total revenues	$448,653	$373,985	$822,638
_________________
(a)    Amounts include ticket sales, other ticket-related revenue, and venue license fees from the Company’s events such as (i) concerts, (ii) The Sphere Experience and (iii) other live entertainment and sporting events.
(b)    Primarily consists of affiliation fees from cable, satellite, fiber-optic and other platforms that distribute MSG Networks’ programming and, to a lesser extent, advertising revenues through the sale of commercial time and other advertising inventory during MSG Networks’ programming.

SPHERE ENTERTAINMENT CO.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
(continued)
Contract Balances
The following table provides information about contract balances from the Company’s contracts with customers as of September 30, 2025 and December 31, 2024:

	As of
	September 30,	December 31,
	2025	2024
Receivables from contracts with customers, net (a)	$171,978	$154,949
Contract assets, current (b)	2,005	1,500
Contract assets, non-current (b)	591	1,307
Deferred revenue, including non-current portion (c)	220,887	138,057
_________________
(a)    As of September 30, 2025 and December 31, 2024, the Company’s receivables from contracts with customers above included $1,013 and $325, respectively, related to various related parties. See Note 14 . Related Party Transactions for further details on these related party arrangements.
(b)     Contract assets, current and Contract assets, non-current, which are reported as Prepaid expenses and other current assets and Other non-current assets in the Company’s condensed consolidated balance sheets, primarily relate to the Company’s rights to consideration for goods or services transferred to customers, for which the Company does not have an unconditional right to bill as of the reporting date. Contract assets are transferred to accounts receivable once the Company’s right to consideration becomes unconditional.
(c)    Revenue recognized for the three and nine months ended September 30, 2025 relating to the deferred revenue balance as of December 31, 2024 was $3,134 and $87,059, respectively.

Transaction Price Allocated to the Remaining Performance Obligations
As of September 30, 2025, the Company’s remaining performance obligations were $410,747, of which 42% is expected to be recognized over the next two years and 58% of the balance is expected to be recognized thereafter. This primarily relates to performance obligations under sponsorship agreements and the Company’s agreements with DCT Abu Dhabi that have original expected durations longer than one year and for which the respective consideration is not variable. In developing the estimated revenue, the Company applies the allowable practical expedient and does not disclose information about remaining performance obligations that have original expected durations of one year or less.
Note 4. Restructuring Charges
During the three and nine months ended September 30, 2025 and 2024, the Company incurred costs for termination benefits for certain executives and employees. As a result, the Company recognized restructuring charges of $5,993 and $8,781 for the three and nine months ended September 30, 2025, respectively, which were recorded in Accrued expenses and other current liabilities and Other non-current liabilities on the accompanying condensed consolidated balance sheets. Restructuring charges of $913 and $5,721 were recorded for the three and nine months ended September 30, 2024, respectively, which are recorded in Accrued expenses and other current liabilities on the accompanying condensed consolidated balance sheets.
Changes to the Company’s restructuring liability through September 30, 2025 were as follows:

Restructuring Liability
Balance as of December 31, 2024	$3,590
Restructuring charges (excluding share-based compensation expense)	8,781
Payments	(5,872)
Balance as of September 30, 2025	$6,499

SPHERE ENTERTAINMENT CO.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
(continued)
Note 5. Investments
As of September 30, 2025 and December 31, 2024, the Company’s investments consisted of the following:

		Investment As of
	Ownership Percentage as of September 30, 2025	September 30, 2025	December 31, 2024
Equity method investments:
SACO Technologies Inc.	30%	$18,518	$18,095
Gotham Advanced Media and Entertainment, LLC	50%	9,426	10,000
Equity investments without readily determinable fair values		8,721	8,721
Other equity investments with readily determinable fair values held in trust under the Company’s Executive Deferred Compensation Plan (a)		3,708	3,580
Total investments		$40,373	$40,396
_________________
(a)    The Company’s investments with readily determinable fair values are classified within Level I of the fair value hierarchy as they are valued based on quoted prices in active markets. Refer to Note 11. Pension Plans and Other Postretirement Benefit Plan, for further detail on the Company’s Executive Deferred Compensation Plan.
The Company had an unrealized gain on equity investments with and without readily determinable fair values of $160 and $400, for the three and nine months ended September 30, 2025, respectively, and $157 and $464 for the three and nine months ended September 30, 2024, respectively, which are recorded in Other expense, net.
Note 6. Property and Equipment, net
As of September 30, 2025 and December 31, 2024, property and equipment, net consisted of the following:

	As of
	September 30, 2025	December 31, 2024
Land	$—	$43,838
Buildings	2,269,239	2,263,750
Equipment, furniture, and fixtures	1,216,833	1,189,495
Leasehold improvements	23,839	23,835
Construction in progress	6,138	7,496
Total property and equipment, gross	3,516,049	3,528,414
Less accumulated depreciation and amortization	(738,757)	(492,684)
Property and equipment, net	$2,777,292	$3,035,730
The property and equipment balances above include $132,372 and $142,989 of capital expenditure accruals (primarily related to Sphere construction) as of September 30, 2025 and December 31, 2024, respectively, which are reflected in Accrued expenses and other current liabilities in the accompanying condensed consolidated balance sheets. See Note 2. Summary of Significant Accounting Policies, to the Audited Consolidated Financial Statements included in the Form 10-KT, for details on the Company’s estimated useful lives for each major category of property and equipment.

During the nine months ended September 30, 2025, the Company completed the sale of its land in Stratford, London for $48,757, which was net of related expenses of $1,915. As a result of the sale, the Company recognized a pre-tax loss of $3,741, including the reclassification of a currency translation adjustment of $6,175. The loss was included in Impairments and other losses, net in the accompanying condensed consolidated statements of operations.
The Company recorded depreciation expense on property and equipment of $82,446 and $247,326 for the three and nine months ended September 30, 2025, respectively, and $80,115 and $240,088 for the three and nine months ended September 30, 2024, respectively, which is recognized in Depreciation and amortization in the accompanying condensed consolidated statements of operations.

SPHERE ENTERTAINMENT CO.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
(continued)
Note 7. Original Immersive Production Content
The Company’s deferred production content costs for its original immersive productions are included within Other non-current assets in the accompanying condensed consolidated balance sheets.
As of September 30, 2025 and December 31, 2024, total deferred immersive production content costs consisted of the following:

	As of
	September 30, 2025	December 31, 2024
Production content:
Released, less amortization	$151,642	$52,782
In-process	23,205	49,837
Total production content	$174,847	$102,619
The following table summarizes the Company’s amortization of production content costs, which are reported in Direct operating expenses in the accompanying condensed consolidated statements of operations for the three and nine months ended September 30, 2025 and 2024 as follows:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2025	2024	2025	2024
Production content costs (a)	$8,574	$6,185	$21,663	$21,067
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
Note 8. Goodwill and Intangible Assets
The carrying amounts of goodwill as of September 30, 2025 were as follows:

	Sphere	MSG Networks	Consolidated
Balance at June 30, 2024	$45,644	$424,508	$470,152
Acquisitions	1,220	—	1,220
Impairments	—	(61,200)	(61,200)
Balance at December 31, 2024	$46,864	$363,308	$410,172
Impairments	—	(65,400)	(65,400)
Balance at September 30, 2025	$46,864	$297,908	$344,772
During the quarterly period ended September 30, 2025, the Company performed its annual impairment tests of goodwill. With respect to the Sphere segment, the Company performed a qualitative assessment and determined that, as of the annual impairment test date, there was no impairment of the Sphere segment’s goodwill.
With respect to the MSG Networks’ segment, the Company could not support the conclusion that it is not more likely than not that the fair value of the reporting unit is greater than its carrying amount as of the annual impairment testing date and thus elected to perform a quantitative goodwill impairment test to identify potential impairment by comparing the fair value of the reporting unit with its carrying amount, including goodwill. In doing so, the Company estimated the fair value of the MSG Networks reporting unit based on a discounted cash flow model (income approach). This approach relied on numerous assumptions and judgments within the model that were subject to various risks and uncertainties. Principal assumptions utilized, all of which are considered Level III inputs under the fair value hierarchy, include the Company’s estimates of future revenue, estimates of future operating cost, margin assumptions, terminal growth rates and the discount rate applied to estimate future cash flows.
Based upon the results of the Company’s annual quantitative impairment test, the Company concluded that the carrying value of the MSG Networks reporting unit exceeded its estimated fair value as of the annual impairment testing date and recorded a non-cash goodwill impairment charge of $65,400 as a result of projected declines in the reporting unit’s business. No additional indicators of impairment were identified through the remainder of the quarterly period ended September 30, 2025.
The Company continues to closely monitor the performance and fair value of its MSG Networks reporting unit. A significant adverse

SPHERE ENTERTAINMENT CO.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
(continued)
change in market factors or the business outlook for the MSG Networks reporting unit could negatively impact the fair value of the MSG Networks reporting unit and result in an additional goodwill impairment charge at that time.
The Company’s intangible assets subject to amortization as of September 30, 2025 and December 31, 2024 were as follows:

	As of
	September 30, 2025			December 31, 2024
	Gross carrying amount	Accumulated amortization	Intangible assets, net	Gross carrying amount	Accumulated amortization	Intangible assets, net
Affiliate relationships	$83,044	$(72,142)	$10,902	$83,044	$(69,806)	$13,238
Technology	15,508	(4,394)	11,114	15,508	(2,068)	13,440
Trade name	2,032	(575)	1,457	2,032	(327)	1,705
Total	$100,584	$(77,111)	$23,473	$100,584	$(72,201)	$28,383
The Company recognized amortization expense on intangible assets of $1,656 and $4,912 for the three and nine months ended September 30, 2025, respectively, and $1,798 and $4,029 for the three and nine months ended September 30, 2024, respectively, which is recorded in Depreciation and amortization in the accompanying condensed consolidated statements of operations.
Note 9. Commitments and Contingencies
Commitments
As of September 30, 2025, commitments of the Company in the normal course of business in excess of one year were as follows:

	Commitments
	2025 (Remainder)	2026	2027	2028	2029	Thereafter	Total
Sphere
Event-related commitments	$2,264	$20,086	$15,000	$—	$—	$—	$37,350
Letter of credit	906	—	—	—	—	—	906
Other	500	2,000	333	—	—	—	2,833
Total Sphere Commitments	$3,670	$22,086	$15,333	$—	$—	$—	$41,089
MSG Networks
Broadcast rights	$49,199	$198,253	$208,610	$201,677	$113,008	$39,393	$810,140
Purchase commitments	9,518	22,357	16,607	3,065	—	—	51,547
Total MSG Networks Commitments	$58,717	$220,610	$225,217	$204,742	$113,008	$39,393	$861,687

Total Commitments	$62,387	$242,696	$240,550	$204,742	$113,008	$39,393	$902,776
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
On April 6, 2023, the parties to the MSG Networks Litigation reached an agreement in principle to settle the MSG Networks Litigation, without admitting liability, on the terms and conditions set forth in a binding term sheet, which was incorporated into a long-form settlement agreement (the “MSGN Settlement Agreement”) that was filed with the Court on May 18, 2023. The MSGN Settlement Agreement provided for, among other things, the final dismissal of the MSG Networks Litigation in exchange for a settlement payment to the plaintiffs and the class of approximately $48,500, of which approximately $28,000 has been paid by the Company and approximately $20,500 has been paid to the plaintiffs by insurers (who agreed to advance these costs subject to final resolution of the parties’ insurance coverage dispute). The MSGN Settlement Agreement was approved by the Court on August 14, 2023, which constituted the final judgment in the action. MSG Networks Inc. has a dispute with its insurers over whether and to what extent there is insurance coverage for the settlement (and has settled with one of the insurers). As of September 30, 2025 and December 31, 2024, approximately $18,000 has been accrued in Accrued expenses and other current liabilities (reduced from approximately $20.5 million accrued as of March 31, 2024 in connection with the aforementioned settlement). Unless MSG Networks Inc. and the remaining insurers settle that insurance dispute, it is expected to be finally resolved in a pending Delaware insurance coverage action.
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

SPHERE ENTERTAINMENT CO.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
(continued)
Note 10. Credit Facilities and Convertible Notes
The following table summarizes the presentation of the outstanding balances under the Company’s credit agreements and convertible notes as of September 30, 2025 and December 31, 2024:

	As of
	September 30, 2025			December 31, 2024
	Principal	Unamortized Deferred Financing Costs	Net	Principal	Unamortized Deferred Financing Costs	Net
Current portion
MSG Networks term loan facility (a)	$88,788	$—	$88,788	$829,125	$—	$829,125
Current portion of long-term debt, net	$88,788	$—	$88,788	$829,125	$—	$829,125
_________________
(a)     The September 30, 2025 carrying amount of the MSG Networks term loan facility, which was refinanced on June 27, 2025, is calculated pursuant to the troubled debt restructuring guidance as further discussed below in this Note 10.

	As of
	September 30, 2025				December 31, 2024
	Principal	Debt Discount	Unamortized Deferred Financing Costs	Net	Principal	Debt Discount	Unamortized Deferred Financing Costs	Net
Non-current portion
MSG Networks term loan facility (a)	$260,015	$—	$—	$260,015	$—	$—	$—	$—
LV Sphere Term Loan Facility	275,000	—	(2,425)	272,575	275,000	—	(3,240)	271,760
3.50% Convertible Senior Notes	258,750	(4,527)	(744)	253,479	258,750	(5,595)	(905)	252,250
Long-term debt, net	$793,765	$(4,527)	$(3,169)	$786,069	$533,750	$(5,595)	$(4,145)	$524,010
_________________
(a)     The September 30, 2025 carrying amount of the MSG Networks term loan facility, which was refinanced on June 27, 2025, is calculated pursuant to the troubled debt restructuring guidance, as further discussed below in this Note 10.
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

SPHERE ENTERTAINMENT CO.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
(continued)
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

Pursuant to the A&R MSGN Credit Agreement, the Prior MSGN Credit Facilities were replaced with a $210,000 term loan facility (the “MSGN Term Loan Facility”), which matures on December 31, 2029. The outstanding balance under the MSGN Term Loan Facility was $200,000 as of September 30, 2025. In October 2025, MSGN L.P. made a $31,063 mandatory cash sweep payment based on excess cash as of September 30, 2025.
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
Interest Rates. Borrowings under the A&R MSGN Credit Agreement bear interest at a rate per annum, which at the option of MSGN L.P., may be equal to either (i) adjusted Term SOFR (i.e., Term SOFR as defined in the A&R MSGN Credit Agreement, plus 0.10%) plus 5.00% or (ii) Alternate Base rate, as defined in the A&R MSGN Credit Agreement, plus 4.00%. Upon a payment default in respect of principal, interest or other amounts due and payable under the A&R MSGN Credit Agreement or related loan documents, default interest will accrue on all overdue amounts at an additional rate of 2.00% per annum. The interest rate on the MSGN Term Loan Facility as of September 30, 2025 was 9.27%.
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

Principal Repayments. Subject to customary notice and minimum amount conditions, MSGN L.P. may voluntarily prepay outstanding loans under the A&R MSGN Credit Agreement at any time, in whole or in part, without premium or penalty (except for customary breakage costs with respect to Term Benchmark (as defined in the A&R MSGN Credit Agreement) loans). The MSGN Term Loan Facility has a fixed amortization of $10,000 per quarter commencing on September 30, 2025. On September 30, 2025, MSGN L.P. made a fixed amortization payment of $10,000. MSGN L.P. is required to make mandatory prepayments pursuant to a mandatory cash sweep, determined at the end of each fiscal quarter, that requires 100% of MSGN L.P.’s and the MSGN Subsidiary Guarantors’ excess balance sheet cash over certain thresholds (subject to certain exclusions) to be used to repay the principal amount outstanding. In October 2025, MSGN L.P. made a $31,063 mandatory cash sweep payment based on excess cash as of September 30, 2025. MSGN L.P. is further required to make mandatory prepayments in certain circumstances, including from the net cash proceeds of certain dispositions of assets or casualty insurance and/or condemnation awards (subject to a threshold below which payments are not required, as well as certain reinvestment, repair and replacement rights) and upon the incurrence of indebtedness (subject to certain exceptions).
In connection with the execution of the A&R MSGN Credit Agreement, the Limited Partnership Agreement of MSGN L.P. was amended to provide for the issuance of contingent interest units (the “Contingent Interest Units”) to the MSGN Lenders. Beginning

SPHERE ENTERTAINMENT CO.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
(continued)
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
Covenants. The Prior MSGN Credit Agreement generally required the MSGN Holdings Entities and MSGN L.P. and its restricted subsidiaries on a consolidated basis to comply with a maximum total leverage ratio of 5.50:1.00 and a minimum interest coverage ratio of 2.00:1.00. Under the Transaction Support Agreement, the Consenting Lenders agreed to forbear from exercising their available remedies under the Prior MSGN Credit Agreement with respect to or arising out of the failure to maintain compliance with the maximum total leverage ratio and the minimum interest coverage ratio described above until the earlier of the date on which the termination of the Transaction Support Agreement was effective with respect to the Consenting Lenders and the date on which the Proposed Transactions were consummated.
In addition to the financial covenants discussed above, the Prior MSGN Credit Agreement and the related security agreement (as modified in certain cases by the Transaction Support Agreement) contained certain representations and warranties, affirmative covenants, and events of default. The Prior MSGN Credit Agreement (as modified in certain cases by the Forbearance Agreement and Transaction Support Agreement) contained significant restrictions (and in some cases prohibitions) on the ability of MSGN L.P. and its restricted subsidiaries to take certain actions as provided in (and subject to various exceptions and baskets set forth in) the Prior MSGN Credit Agreement, including the following: (i) incurring additional indebtedness and contingent liabilities; (ii) creating liens on certain assets; (iii) making investments, loans or advances in or to other persons; (iv) paying dividends and distributions or repurchasing capital stock; (v) changing their lines of business; (vi) engaging in certain transactions with affiliates; (vii) amending specified material agreements; (viii) merging or consolidating; (ix) making certain dispositions; and (x) entering into agreements that restrict the granting of liens. The MSGN Holdings Entities were also subject to customary passive holding company covenants.
Guarantors and Collateral. All obligations under the Prior MSGN Credit Agreement were guaranteed by the MSGN Holdings Entities, other than MSG Networks and Rainbow Garden Corp., and MSGN L.P.’s existing and future direct and indirect domestic subsidiaries that were not designated as excluded subsidiaries or unrestricted subsidiaries (together with the MSGN Holdings Entities, other than MSG Networks and Rainbow Garden Corp., the “Prior MSGN Guarantors”). All obligations under the Prior MSGN Credit Agreement, including the guarantees of those obligations, were secured by certain assets of MSGN L.P. and each Prior MSGN Guarantor, including, but not limited to, a pledge of the equity interests in MSGN L.P. held directly by the MSGN Holdings Entities and the equity interests in each MSGN Subsidiary Guarantor held directly or indirectly by MSGN L.P.

SPHERE ENTERTAINMENT CO.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
(continued)
Based on conditions at MSGN L.P. and the terms of the A&R MSGN Credit Agreement, the entry into the A&R MSGN Credit Agreement met the criteria to be accounted for as a troubled debt restructuring. The troubled debt restructuring accounting model requires the inclusion of future principal, interest and potential contingent payments as part of the carrying amount of the modified debt to prevent recognizing a gain at the time of restructuring that may be offset by future expenses. As such, the original carrying amount of the MSGN Term Loan Facility includes the $210,000 principal amount, along with expected interest payments (based on interest rates in effect on June 27, 2025) and potential contingent payments of future excess cash flows from the Contingent Interest Units. ASC Topic 470-60 does not allow the consideration of the probability of occurrence of the contingencies when including contingent payments as part of the carrying amount. The gain on extinguishment was also further offset by fees, expenses and other direct costs incurred to effect the troubled debt restructuring. The resulting gain of $346,092, recorded on June 27, 2025, is included in Gain on extinguishment of debt in the accompanying condensed consolidated statements of operations and was calculated as follows:

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
Interest payments reduce the carrying amount of the debt. Consistent with the initial application of the troubled debt restructuring guidance, for subsequent accounting purposes, fluctuations in variable interest rate will not result in immediate gains that could be offset by future cash payments.
LV Sphere Term Loan Facility
General. On December 22, 2022, MSG Las Vegas, LLC (“MSG LV”), an indirect, wholly-owned subsidiary of the Company, entered into a credit agreement with JP Morgan Chase Bank, N.A., as administrative agent and the lenders party thereto, providing for a five-year, $275,000 senior secured term loan facility (as amended, the “LV Sphere Term Loan Facility”).
Interest Rates. Borrowings under the LV Sphere Term Loan Facility bear interest at a floating rate, which at the option of MSG LV may be either (i) a base rate plus a margin of 3.375% per annum or (ii) adjusted Term SOFR (i.e., Term SOFR plus 0.10%) plus a margin of 4.375% per annum. The interest rate on the LV Sphere Term Loan Facility as of September 30, 2025 was 8.63%.
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

The debt service coverage ratio covenant began testing in the quarter ended December 31, 2023 on a historical basis and on a prospective basis. Both the historical and prospective debt service coverage ratios are required to be at least 1.35:1.00. As of September 30, 2025, the historical and prospective debt service coverage ratio requirements were met. In addition, among other conditions, MSG LV is not permitted to make distributions to Sphere Entertainment Group unless the historical and prospective debt service coverage ratios are at least 1.50:1.00. The minimum liquidity level for Sphere Entertainment Group is set at $50,000, with

SPHERE ENTERTAINMENT CO.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
(continued)
$25,000 required to be held in cash or cash equivalents and is tested as of the last day of each quarter based on Sphere Entertainment Group’s unencumbered liquidity, consisting of cash and cash equivalents and available lines of credit, as of such date.
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
3.50% Convertible Senior Notes
On December 8, 2023, the Company completed a private unregistered offering of $258,750 in aggregate principal amount of its 3.50% Convertible Senior Notes due 2028 (the “3.50% Convertible Senior Notes”), which amount includes the full exercise of the initial purchasers’ option to purchase additional 3.50% Convertible Senior Notes. See Note 14. Credit Facilities and Convertible Notes to the Audited Consolidated Financial Statements included in the Form 10-KT for details on the 3.50% Convertible Senior Notes.
Debt Maturities
Debt maturities over the next five years for the outstanding principal balance under the MSGN Term Loan Facility, LV Sphere Term Loan Facility and 3.50% Convertible Senior Notes as of September 30, 2025 were as follows:

	MSGN Term Loan Facility (a)	LV Sphere Term Loan Facility	3.50% Convertible Senior Notes	Total
2025 (remainder)	$10,000	$—	$—	$10,000
2026	40,000	—	—	40,000
2027	40,000	275,000	—	315,000
2028	40,000	—	258,750	298,750
2029	70,000	—	—	70,000
Thereafter	—	—	—	—
Total debt	$200,000	$275,000	$258,750	$733,750
(a)    The carrying amount of the MSGN Term Loan Facility, which is calculated by applying the troubled debt restructuring guidance as discussed above, is $348,803. Due to uncertainty in amounts payable and timing, Contingent Interest Units and undiscounted interest payments are excluded from the table above. Furthermore, the debt maturities shown above do not reflect potential acceleration from quarterly mandatory cash sweeps.
Interest payments and loan principal repayments made by the Company under the credit agreements and convertible notes for the nine months ended September 30, 2025 were as follows:

	Interest Payments		Loan Principal Repayments
	Nine Months Ended		Nine Months Ended
	September 30,		September 30,
	2025	2024	2025	2024
MSG Networks term loan facility	$41,359	$50,117	$115,000	$61,875
LV Sphere Term Loan Facility	18,897	20,301	—	—
3.50% Convertible Senior Notes	4,528	4,352	—	—
Total Payments	$64,784	$74,770	$115,000	$61,875

SPHERE ENTERTAINMENT CO.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
(continued)
The carrying value and fair value of the Company’s debt recorded in the accompanying condensed consolidated balance sheets as of September 30, 2025 and December 31, 2024 were as follows:

	As of
	September 30, 2025		December 31, 2024
	Carrying Value (a)	Fair Value	Carrying Value (a)	Fair Value
Liabilities:
MSG Networks term loan facility	$348,803	$183,000	$829,125	$335,796
LV Sphere Term Loan Facility	275,000	270,875	275,000	273,625
3.50% Convertible Senior Notes	254,223	491,780	253,155	353,246
Total debt	$878,026	$945,655	$1,357,280	$962,667
_________________
(a)    The total carrying value of the Company’s debt as of September 30, 2025 and December 31, 2024 is equal to the current and non-current principal payments for the Company’s debt, excluding unamortized deferred financing costs of $3,169 and $4,145, respectively.
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

The sponsorship of the Postretirement Plan covering Networks employees was retained by the Company while the postretirement plan covering MSG Entertainment employees was transferred to MSG Entertainment in connection with the MSGE Distribution. In addition, the liabilities associated with the postretirement plan for MSG Entertainment employees were transferred from the Company to MSG Entertainment in connection with the MSGE Distribution. See Note 15. Pension Plans and Other Postretirement Benefit Plan to the Audited Consolidated Financial Statements included in the Form 10-KT for more information regarding these plans.
Defined Benefit Pension Plans and Postretirement Benefit Plan
The following tables present components of net periodic benefit cost for the Pension Plans and Postretirement Plan included in the accompanying condensed consolidated statements of operations for the three and nine months ended September 30, 2025 and 2024. Service cost is recorded in direct operating expenses and selling, general and administrative expenses. All other components of net periodic benefit cost are recorded in Other expense, net.

	Pension Plans		Postretirement Plan
	Three Months Ended		Three Months Ended
	September 30,		September 30,
	2025	2024	2025	2024
Service cost	$48	$61	$4	$5
Interest cost	494	499	24	22
Expected return on plan assets	(238)	(243)	—	—
Recognized actuarial loss (gain)	85	84	—	(6)
Net periodic benefit cost	$389	$401	$28	$21

SPHERE ENTERTAINMENT CO.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
(continued)

	Pension Plans		Postretirement Plan
	Nine Months Ended		Nine Months Ended
	September 30,		September 30,
	2025	2024	2025	2024
Service cost	$144	$182	$12	$13
Interest cost	1,482	1,626	72	77
Expected return on plan assets	(714)	(1,079)	—	—
Recognized actuarial loss	255	523	—	5
Net periodic benefit cost	$1,167	$1,252	$84	$95
Contributions for Qualified Defined Benefit Plans
The Company sponsors one non-contributory, qualified defined benefit pension plan covering certain of its union employees, the “Networks 1212 Plan.” During each of the three and nine months ended September 30, 2025 and 2024, the Company contributed $500 to the Networks 1212 Plan.
Defined Contribution Plans
The Company sponsors the MSGN Holdings, L.P. Excess Savings Plan and the Sphere Entertainment Excess Savings Plan, and participates in the Madison Square Garden 401(k) Savings Plan (collectively, the “Savings Plans”). Expenses related to the Savings Plans included in the accompanying condensed consolidated statements of operations were $2,020 and $6,032 for the three and nine months ended September 30, 2025, respectively, and $2,134 and $5,297 for the three and nine months ended September 30, 2024, respectively.

Executive Deferred Compensation
See Note 15. Pension Plans and Other Postretirement Benefit Plan, to the Company’s Audited Consolidated Financial Statements included in the Form 10-KT, for more information regarding the Company’s Executive Deferred Compensation Plan (the “Executive Deferred Compensation Plan”). The Company recorded compensation expense of $160 and $400 for the three and nine months ended September 30, 2025, respectively, and $157 and $326 for the three and nine months ended September 30, 2024, respectively, within Selling, general and administrative expenses in the accompanying condensed consolidated statements of operations to reflect the remeasurement of the Executive Deferred Compensation Plan liability. In addition, the Company recorded a gain of $160 and $400 for the three and nine months ended September 30, 2025, respectively, and $157 and $326 for the three and nine months ended September 30, 2024, respectively, within Other expense, net in the accompanying condensed consolidated statements of operations to reflect remeasurement of the fair value of assets under the Executive Deferred Compensation Plan.

The following table summarizes amounts recognized related to the Executive Deferred Compensation Plan in the accompanying condensed consolidated balance sheets:

	As of
	September 30, 2025	December 31, 2024
Non-current assets (included in Investments)	$3,719	$3,580
Non-current liabilities (included in Other non-current liabilities)	$(3,719)	$(3,580)
Note 12. Share-based Compensation
The Company has three share-based compensation plans: the 2020 Employee Stock Plan, the 2020 Stock Plan for Non-Employee Directors and the MSG Networks Inc. 2010 Employee Stock Plan, in each case as amended from time to time. See Note 16. Share-based Compensation, to the Audited Consolidated Financial Statements included in the Form 10-KT, for more detail on these plans.
Share-based compensation expense for the Company’s restricted stock units (“RSUs”), performance stock units (“PSUs”), stock options and/or cash-settled stock appreciation rights (“SARs”) are recorded in the condensed consolidated statements of operations as a component of direct operating expenses or selling, general and administrative expenses.

SPHERE ENTERTAINMENT CO.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
(continued)
The following table summarizes the Company’s share-based compensation expense:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2025	2024	2025	2024
Share-based compensation (a)	$10,608	$16,083	$51,526	$46,510
Fair value of awards vested and exercised	$36,969	$32,270	$48,429	$44,112
_________________
(a)    Share-based compensation excludes costs that have been capitalized of $723 and $1,444 for the nine months ended September 30, 2025 and 2024, respectively. For the nine months ended September 30, 2025 and 2024,share-based compensation expense excludes costs of $0 and $1,166, respectively, that have been reclassified to Restructuring charges in the consolidated statements of operations.
As of September 30, 2025, there was $78,095 of unrecognized compensation cost related to unvested RSUs, PSUs, stock options and SARs held by the Company’s employees. The cost is expected to be recognized over a weighted-average period of approximately 1.9 years.
For the three and nine months periods ended September 30, 2025, all RSUs, PSUs and stock options were excluded from the calculation of diluted loss per share because the Company reported a net loss for the period and, therefore, their impact on reported loss per share would have been anti-dilutive.
Award Activity
RSUs
During the nine months ended September 30, 2025 and 2024, approximately 465 and 508 RSUs were granted, respectively, and approximately 547 and 492 RSUs vested, respectively.
PSUs
During the nine months ended September 30, 2025 and 2024, approximately 368 and 35 PSUs were granted, respectively, and approximately 451 and 367 PSUs vested, respectively.
Stock options
During the nine months ended September 30, 2025 and 2024, approximately 1,685 and 2,275 stock options were granted, respectively, and approximately 20 options and 184 options were exercised, respectively.
Note 13. Stockholders’ Equity
Preferred Stock
The Company is authorized to issue 15,000 shares of preferred stock, par value $0.01. As of September 30, 2025 and December 31, 2024, no shares of preferred stock were outstanding.
Stock Repurchase Program
On March 31, 2020, the Company’s Board of Directors authorized the repurchase of up to $350,000 of the Company’s Class A Common Stock. The program was re-authorized by the Company’s Board of Directors on March 29, 2023. Under the authorization, shares of Class A Common Stock may be purchased from time to time in accordance with applicable insider trading and other securities laws and regulations. The timing and amount of purchases will depend on market conditions and other factors. During the three and nine months ended September 30, 2025, the Company repurchased 1,054 shares of Class A Common Stock for approximately $50,040, inclusive of $40 in excise taxes. As of September 30, 2025, the Company had approximately $300,000 remaining available for repurchases of the Company’s Class A Common Stock.
Accumulated Other Comprehensive Loss
The following tables detail the components of accumulated other comprehensive loss:

SPHERE ENTERTAINMENT CO.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
(continued)

	Pension Plans and Postretirement Plan	Cumulative Translation Adjustments	Accumulated Other Comprehensive Loss
Balance as of December 31, 2024	$(5,877)	$(1,631)	$(7,508)
Other comprehensive (loss) income:
Other comprehensive income before reclassifications	—	1,941	1,941
Amounts reclassified from accumulated other comprehensive loss (a)	(233)	—	(233)
Income tax benefit	62	215	277
Other comprehensive (loss) income, total	(171)	2,156	1,985
Balance as of March 31, 2025	$(6,048)	$525	$(5,523)
Other comprehensive (loss) income:
Other comprehensive income before reclassifications	—	2,546	2,546
Amounts reclassified from accumulated other comprehensive loss (a)	(234)	6,175	5,941
Income tax benefit (expense)	63	(3,061)	(2,998)
Other comprehensive (loss) income, total	(171)	5,660	5,489
Balance as of June 30, 2025	$(6,219)	$6,185	$(34)
Other comprehensive (loss) income:
Other comprehensive loss before reclassifications	—	(101)	(101)
Amounts reclassified from accumulated other comprehensive loss (a)	(234)	—	(234)
Income tax benefit (expense)	124	(35)	89
Other comprehensive loss, total	(110)	(136)	(246)
Balance as of September 30, 2025	$(6,329)	$6,049	$(280)

	Pension Plans and Postretirement Plan	Cumulative Translation Adjustments	Accumulated Other Comprehensive Loss
Balance as of December 31, 2023	$(5,240)	$(1,074)	$(6,314)
Other comprehensive (loss) income:
Other comprehensive loss before reclassifications	—	(968)	(968)
Amounts reclassified from accumulated other comprehensive loss (a)	77	—	77
Income tax (expense) benefit	(19)	250	231
Other comprehensive income (loss), total	58	(718)	(660)
Balance as of March 31, 2024	$(5,182)	$(1,792)	$(6,974)
Other comprehensive (loss) income:
Other comprehensive income before reclassifications	—	837	837
Amounts reclassified from accumulated other comprehensive loss (a)	(478)	—	(478)
Income tax benefit (expense)	126	(78)	48
Other comprehensive (loss) income, total	(352)	759	407
Balance as of June 30, 2024	$(5,534)	$(1,033)	$(6,567)
Other comprehensive (loss) income:
Other comprehensive income before reclassifications	—	3,461	3,461
Amounts reclassified from accumulated other comprehensive loss (a)	(53)	—	(53)
Income tax benefit (expense)	14	(912)	(898)
Other comprehensive (loss) income, total	(39)	2,549	2,510
Balance as of September 30, 2024	$(5,573)	$1,516	$(4,057)
_________________
(a)    Amounts reclassified from accumulated other comprehensive loss represent the amortization of net actuarial loss and net unrecognized prior service credit included in net periodic benefit cost, which is reflected under Other income (expense), net in the accompanying condensed consolidated statements of operations (see Note 11. Pension Plans and Other Postretirement Benefit Plan). For the three months ended June 30, 2025, amounts include reclassification of cumulative

SPHERE ENTERTAINMENT CO.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
(continued)
translation adjustment as discussed in Note 6. Property and Equipment, net.
Note 14. Related Party Transactions
As of September 30, 2025, certain members of the Dolan family, including certain trusts for the benefit of members of the Dolan family (collectively, the “Dolan Family Group”), collectively beneficially owned 100% of the Company’s outstanding Class B Common Stock, par value $0.01 per share (“Class B Common Stock”) and approximately 6.8% of the Company’s outstanding Class A Common Stock (inclusive of options exercisable within 60 days after September 30, 2025) for purposes of Section 13(d) of the Securities Exchange Act of 1934, as amended. Such shares of the Company’s Class A Common Stock and Class B Common Stock, collectively, represent approximately 72.5% of the aggregate voting power of the Company’s outstanding common stock. Members of the Dolan family are also the controlling stockholders of MSG Entertainment, Madison Square Garden Sports Corp. (“MSG Sports”) and AMC Networks Inc. (“AMC Networks”).
See Note 19. Related Party Transactions, to the Audited Consolidated Financial Statements included in the Form 10-KT, for a description of the Company’s related party arrangements. There were no material changes in such related party arrangements during the three and nine months ended September 30, 2025, except as described below.
On June 27, 2025, the media rights agreements between subsidiaries of MSG Networks, on the one hand, and New York Knicks, LLC and New York Rangers, LLC, on the other hand, were amended to (among other things) (i) reduce the annual rights fees payable to New York Knicks, LLC and New York Rangers, LLC to effect a reduction of 28% and 18%, respectively, as of January 1, 2025, (ii) eliminate the annual rights fee escalators, and (iii) reduce the terms of the agreements to expire after the 2028-29 NBA and NHL seasons, respectively, subject to a right of first refusal in favor of MSG Networks. Additionally on June 27, 2025, MSG Networks issued penny warrants to MSG Sports exercisable for 19.9% of the common stock of MSG Networks. The penny warrants met the requirements for equity classification. The estimated fair value of the warrant was $0 at inception and its recognition in equity had no impact on the condensed consolidated financial statements.
In addition, the Company’s transition services agreement (the “MSGE TSA”) with MSG Entertainment was terminated and was replaced by a services agreement, effective January 1, 2025, to continue to receive certain services from MSG Entertainment, such as information technology, human resources, finance, security, payroll, tax, certain legal functions, booking services, insurance and risk management, government affairs, investor relations, corporate communications, benefit plan administration and reporting, and internal audit functions as well as certain marketing functions, in exchange for service fees. The Company also provides certain corporate services to MSG Entertainment in exchange for service fees. On September 2, 2025, the Company, through its subsidiary, MSGN L.P., entered into a consulting agreement with a subsidiary of AMC Networks, whereby AMC Networks is providing certain advisory services to MSG Networks. The Company, through its Holoplot business, is also providing certain technology services to MSG Entertainment venues.

The Company has entered into certain commercial agreements with its equity method investment nonconsolidated affiliates in connection with Sphere, including an arrangement with Crown Properties Collection LLC (“CPC”), pursuant to which CPC provided the Company sponsorship and sales services. Under this arrangement, the Company recorded commission expense of $1,747 for the six months ended June 30, 2025 and $614 and $5,495 for the three and nine months ended September 30, 2024, respectively. In June 2025, CPC repurchased the Company’s equity interest in CPC, and as a result, CPC is no longer considered to be a related party.
As of September 30, 2025 and December 31, 2024, accrued liabilities associated with other equity method investment nonconsolidated affiliates were $18,204 and $18,242, respectively, and are reported under Accrued expenses and other current liabilities in the accompanying condensed consolidated balance sheets.

SPHERE ENTERTAINMENT CO.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
(continued)
Revenues and Operating Expenses
The following table summarizes the composition and amounts of the transactions with the Company’s related parties. These amounts are reflected in revenues and operating expenses in the accompanying condensed consolidated statements of operations for the three and nine months ended September 30, 2025 and 2024:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2025	2024	2025	2024
Revenues	$1,298	$21	$3,784	$1,559
Operating expenses:
Media fees	(33,329)	(45,017)	(102,453)	(131,809)
Corporate general and administrative expenses, net - MSG Entertainment Transition/Services Agreement	(16,202)	(23,491)	(50,724)	(78,340)
Origination, master control and technical services	(1,161)	(1,282)	(3,483)	(3,847)
Other operating expenses, net (a)	(3,343)	(3,556)	(10,840)	(13,532)
Total operating expenses, net (b)	$(54,035)	$(73,346)	$(167,500)	$(227,528)
_________________
(a)    Other operating expenses, net, includes reimbursements to MSG Entertainment for aircraft-related expenses, professional and payroll fees, and CPC commissions.
(b)    Of the total operating expenses, net, $34,436 and $106,134 for the three and nine months ended September 30, 2025, respectively, and $46,232 and $134,746 for the three and nine months ended September 30, 2024, respectively, are included in direct operating expenses in the accompanying condensed consolidated statements of operations. Of the total operating expenses, net, $19,599 and $61,366 for the three and nine months ended September 30, 2025, respectively, and $27,114 and $92,782 for the three and nine months ended September 30, 2024, respectively are included in selling, general and administrative expenses in the accompanying condensed consolidated statements of operations.
Note 15. Segment Information
As of September 30, 2025, the Company was comprised of two reportable segments: Sphere and MSG Networks. The Company takes into account whether two or more operating segments can be aggregated together as one reportable segment as well as the type of discrete financial information that is available and regularly reviewed by its Chief Operating Decision Maker (“CODM”). The CODM is the Company’s Executive Chairman and Chief Executive Officer.
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
Information as to the operations of the Company’s reportable segments is set forth below.

	Three Months Ended
	September 30, 2025
	Sphere	MSG Networks	Total
Revenues	$174,090	$88,421	$262,511
Event-related expenses (a)	(71,611)	—	(71,611)
Rights fee expense	—	(47,869)	(47,869)
Network programming and production costs	—	(10,382)	(10,382)
Other direct operating expenses (a)	(7,122)	—	(7,122)
Overhead expenses(b)	(92,697)	(6,995)	(99,692)
Other segment expenses(c)	(87,094)	(68,458)	(155,552)
Operating loss	$(84,434)	$(45,283)	$(129,717)
Gain on extinguishment of debt			—
Interest income			2,737
Interest expense			(9,399)
Other expense, net			(328)
Loss from operations before income taxes			$(136,707)
Reconciliation of operating loss to adjusted operating income:
Operating loss	$(84,434)	$(45,283)	$(129,717)
Adjustments:
Share-based compensation expense	12,409	(3,876)	8,533
Depreciation and amortization	81,996	2,106	84,102
Restructuring charges	5,041	952	5,993
Impairment and other losses, net	57	65,400	65,457
Merger, debt work-out, and acquisition related costs, net of insurance recoveries	257	—	257
Amortization for capitalized cloud computing arrangement costs	1,579	—	1,579
Remeasurement of deferred compensation plan liabilities	160	—	160
Adjusted operating income	$17,065	$19,299	$36,364

SPHERE ENTERTAINMENT CO.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
(continued)

	Three Months Ended
	September 30, 2024
	Sphere	MSG Networks	Total
Revenues	$127,072	$100,841	$227,913
Event-related expenses (a)	(55,433)	—	(55,433)
Rights fee expense	—	(65,456)	(65,456)
Network programming and production costs	—	(11,791)	(11,791)
Other direct operating expenses (a)	(7,016)	—	(7,016)
Overhead expenses(b)	(104,950)	(14,027)	(118,977)
Other segment expenses(c)	(84,754)	(2,105)	(86,859)
Operating (loss) income	$(125,081)	$7,462	$(117,619)
Interest income			7,039
Interest expense			(26,974)
Other expense, net			(695)
Loss from operations before income taxes			$(138,249)
Reconciliation of operating (loss) income to adjusted operating income:
Operating loss	$(125,081)	$7,462	$(117,619)
Adjustments:
Share-based compensation expense	13,180	2,387	15,567
Depreciation and amortization	79,838	2,075	81,913
Restructuring charges	883	30	913
Impairment and other losses, net	4,033	—	4,033
Merger, debt work-out, and acquisition related costs, net of insurance recoveries	692	4,128	4,820
Amortization for capitalized cloud computing arrangement costs	—	22	22
Remeasurement of deferred compensation plan liabilities	157	—	157
Adjusted operating (loss) income	$(26,298)	$16,104	$(10,194)

SPHERE ENTERTAINMENT CO.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
(continued)

	Nine Months Ended
	September 30, 2025
	Sphere	MSG Networks	Total
Revenues	$507,222	$318,540	$825,762
Event-related expenses (a)	(202,457)	—	(202,457)
Rights fee expense	—	(154,318)	(154,318)
Network programming and production costs	—	(46,687)	(46,687)
Other direct operating expenses (a)	(23,163)	—	(23,163)
Overhead expenses(b)	(285,490)	(41,494)	(326,984)
Other segment expenses(c)	(257,756)	(72,882)	(330,638)
Operating (loss) income	$(261,644)	$3,159	$(258,485)
Gain on extinguishment of debt			346,092
Interest income			10,699
Interest expense			(61,467)
Other expense, net			(2,068)
Income from operations before income taxes			$34,771
Reconciliation of operating (loss) income to adjusted operating income:
Operating loss	$(261,644)	$3,159	$(258,485)
Adjustments:
Share-based compensation expense	50,316	(1,338)	48,978
Depreciation and amortization	245,708	6,530	252,238
Restructuring charges	7,829	952	8,781
Impairment and other losses, net	4,219	65,400	69,619
Merger, debt work-out, and acquisition related costs, net of insurance recoveries	3,596	3,934	7,530
Amortization for capitalized cloud computing arrangement costs	4,737	—	4,737
Remeasurement of deferred compensation plan liabilities	400	—	400
Adjusted operating income	$55,161	$78,637	$133,798

SPHERE ENTERTAINMENT CO.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
(continued)

	Nine Months Ended
	September 30, 2024
	Sphere	MSG Networks	Total
Revenues	$448,653	$373,985	$822,638
Event-related expenses (a)	(172,868)	—	(172,868)
Rights fee expense	—	(200,038)	(200,038)
Network programming and production costs	—	(50,604)	(50,604)
Other direct operating expenses (a)	(19,745)	—	(19,745)
Overhead expenses(b)	(316,035)	(33,131)	(349,166)
Other segment expenses(c)	(253,114)	(6,492)	(259,606)
Operating (loss) income	$(313,109)	$83,720	$(229,389)
Interest income			22,422
Interest expense			(81,014)
Other expense, net			(6,564)
Loss from operations before income taxes			$(294,545)
Reconciliation of operating (loss) income to adjusted operating (loss) income:
Operating income	$(313,109)	$83,720	$(229,389)
Adjustments:
Share-based compensation expense	38,790	6,822	45,612
Depreciation and amortization	237,665	6,452	244,117
Restructuring charges	5,681	40	5,721
Impairment and other losses, net	9,768	—	9,768
Merger, debt work-out, and acquisition related costs, net of insurance recoveries	2,018	(1,253)	765
Amortization for capitalized cloud computing arrangement costs	—	65	65
Remeasurement of deferred compensation plan liabilities	325	—	325
Adjusted operating (loss) income	$(18,862)	$95,846	$76,984

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
Concentration of Risk
Accounts receivable, net in the accompanying condensed consolidated balance sheets as of September 30, 2025 and December 31, 2024 include amounts due from the following individual customers, which accounted for the noted percentages of the gross balance:

	As of
	September 30, 2025	December 31, 2024
Customer A	12%	14%
Customer B	9%	14%
Customer C	8%	10%

SPHERE ENTERTAINMENT CO.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
(continued)
Revenues in the accompanying condensed consolidated statements of operations for the three and nine months ended September 30, 2025 and 2024 include amounts from the following individual customers:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2025	2024	2025	2024
Customer 1	11%	14%	11%	12%
Customer 2	9%	14%	6%	12%
Customer 3	8%	11%	8%	9%
Note 16. Additional Financial Information
The following table provides a summary of the amounts recorded as cash, cash equivalents and restricted cash.

	As of
	September 30, 2025	December 31, 2024
Cash and cash equivalents	$384,835	$501,954
Restricted cash	13,419	13,679
Total cash, cash equivalents and restricted cash	$398,254	$515,633
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
Prepaid expenses and other current assets consisted of the following:

	As of
	September 30, 2025	December 31, 2024
Prepaid expenses	$33,868	$32,384
Other receivables	14,294	92
Inventory	12,630	12,583
Deferred costs, current	12,407	12,211
Other	13,696	7,737
Total prepaid expenses and other current assets	$86,895	$65,007
Accrued expenses and other current liabilities consisted of the following:

	As of
	September 30, 2025	December 31, 2024
Accrued payroll and employee related liabilities	$52,634	$42,892
Cash due to promoters	119,452	109,078
Capital expenditure accruals	132,372	142,989
Accrued legal fees	20,021	22,046
Other accrued expenses	61,084	71,365
Total Accrued expenses and other current liabilities	$385,563	$388,370
Income Taxes
During the nine months ended September 30, 2025, the Company made income tax payments, net of refunds, of $2,279. During the nine months ended September 30, 2024, the Company received income tax refunds, net of payments, of $15,934.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations
All dollar amounts included in the following Management’s Discussion and Analysis of Financial Condition and Results of Operations (“MD&A”) are presented in thousands, except as otherwise noted.
This MD&A contains forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. In this MD&A, there are statements concerning the future operating and future financial performance of Sphere Entertainment Co. and its direct and indirect subsidiaries (collectively, “we,” “us,” “our,” “Sphere Entertainment,” or the “Company”), including (i) the success of Sphere and The Sphere Experience and development of new immersive productions content, (ii) our plans to bring Sphere to Abu Dhabi, United Arab Emirates, under a franchise model, (iii) our ability to reduce or defer certain discretionary capital projects, (iv) our plans for possible additional debt financing and (v) MSG Networks subscriber declines. Words such as “expects,” “anticipates,” “believes,” “estimates,” “may,” “will,” “should,” “could,” “potential,” “continue,” “intends,” “plans,” and similar words and terms used in the discussion of future operating and future financial performance identify forward-looking statements. Investors are cautioned that such forward-looking statements are not guarantees of future performance, results or events and involve risks and uncertainties and that actual results or developments may differ materially from the forward-looking statements as a result of various factors. Factors that may cause such differences to occur include, but are not limited to:
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
•our ability to successfully provide design, construction and pre- and post-opening services to Sphere partners, including the Department of Culture and Tourism – Abu Dhabi (“DCT Abu Dhabi”) in connection with Sphere Abu DhabiTM, as well as our ability to construct, finance and operate new Sphere venues, and the investments, costs and timing associated with those efforts, including obtaining financing, the impact of inflation and tariffs, and any construction delays and/or cost overruns;
•DCT Abu Dhabi’s ability to complete construction of Sphere Abu Dhabi;
•general economic conditions, especially in the Las Vegas and New York City metropolitan areas where we have significant business activities, including the impact of a recession or a government shutdown on our business;
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
•the effect of any postponements or cancellations of events by third-parties or the Company as a result of future pandemics, due to operational challenges, force majeure events and other health and safety concerns;
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
•our ability to successfully integrate acquisitions, new venues or new businesses into our operations and secure intellectual property rights in territories where such businesses operate and/or conduct business;
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
•the tax-free treatment of the distribution of Madison Square Garden Entertainment Corp. (“MSG Entertainment”) from the Company in 2023 and the distribution from Madison Square Garden Sports Corp. (“MSG Sports”) in 2020; and
•the additional factors described under “Risk Factors” included in Part II of this Form 10-Q for the quarter ended September 30, 2025 (this “Form 10-Q”) and under “Risk Factors” in the Company’s Report on Form 10-KT for the six-months ended December 31, 2024 filed with the Securities and Exchange Commission (the “SEC”) on March 3, 2025 (the “Form 10-KT”).
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
Business Overview
The Company is a leader in immersive entertainment, technology and media. The Company is comprised of two reportable segments, Sphere and MSG Networks. Sphere is a next-generation entertainment medium, and MSG Networks operates two regional sports and entertainment networks, as well as a direct-to-consumer (“DTC”) and authenticated streaming product.
Sphere: This segment reflects Sphere, a next-generation entertainment medium powered by cutting-edge technologies to create multi-sensory experiences at an unparalleled scale. The Company’s first Sphere opened in Las Vegas in September 2023, and the Company is working with DCT Abu Dhabi to bring the world’s second Sphere to Abu Dhabi, United Arab Emirates. Sphere in Las Vegas can accommodate up to 20,000 guests and can host a wide variety of events year-round, including The Sphere Experience, which features original immersive productions, as well as concerts and residencies from renowned artists, and marquee sports and corporate events. Production efforts are supported by Sphere Studios, an immersive content studio dedicated to creating multi-sensory entertainment experiences exclusively for Sphere. Sphere Studios is home to a team of creative, production, technology and software experts who provide full in-house creative and production services. The studio campus in Burbank includes a 68,000-square-foot development facility, as well as Big Dome, a 28,000-square-foot, 100-foot high custom dome, with a quarter-sized version of the interior display plane at Sphere in Las Vegas, that serves as a specialized screening, production facility, and lab for content at Sphere. The entire exterior surface of Sphere, referred to as the Exosphere, is covered with nearly 580,000 square feet of fully programmable LED paneling, creating the largest LED screen in the world — and an impactful display for artists, brands and partners.
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
Our MD&A is organized as follows:
Results of Operations. This section provides an analysis of our unaudited results of operations for the three and nine months ended September 30, 2025 and 2024 on both a (i) consolidated basis and (ii) segment basis.
Liquidity and Capital Resources. This section provides a discussion of our financial condition and liquidity, an analysis of our cash flows for the nine months ended September 30, 2025 and 2024, as well as certain contractual obligations and off-balance sheet arrangements.
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
Factors Affecting Operating Results
The operating results of our Sphere segment are largely dependent on our ability to continue to attract (i) audiences to The Sphere Experience, (ii) advertisers and marketing partners, and (iii) guests to attend, and artists, entertainers and athletes, to perform at, residencies, concerts and other events at our venue. The operating results of our MSG Networks segment are largely dependent on (i) the terms of MSG Networks’ affiliation agreements with Distributors (including renewals thereof), (ii) the number of subscribers of MSG Networks’ Distributors, (iii) the terms of MSG Networks’ media rights agreements (including renewals thereof), (iv) the ability of MSG Networks to make its required debt service payments, including quarterly principal amortization payments pursuant to the terms of its term loan facility, (v) the success of MSG+, MSG Networks’ DTC and authenticated streaming offering (which is available through the Gotham Sports streaming product), and (vi) the advertising rates MSG Networks charges advertisers. Certain of these factors in turn depend on the popularity and/or performance of the professional sports teams whose games MSG Networks broadcasts on its networks.
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
In consideration for the grants of the franchise rights and licenses described above, DCT Abu Dhabi has agreed to pay Sphere Entertainment Group a franchise initiation fee and royalties for the use of Sphere Entertainment Group’s intellectual property (including The Sphere Experience content and other creative content), in each case, in accordance with the terms of the Franchise Agreement. A portion of the franchise initiation fee was previously paid to Sphere Entertainment Group. The remainder of the franchise initiation fee will be paid in a series of installments in connection with the achievement of specified milestones prior to the opening date of Sphere Abu Dhabi. The royalties will be payable in quarterly installments from and after the opening date of Sphere Abu Dhabi. The intellectual property royalty will be an annual fee based on a specified percentage of Sphere Abu Dhabi’s total revenues (other than total ticket sales for The Sphere Experience content licensed to DCT Abu Dhabi by Sphere Entertainment Group) for that year, subject to a specified minimum annual payment. The Sphere Experience content royalty will be an annual fee based on a specified percentage of total ticket sales for The Sphere Experience content licensed to DCT Abu Dhabi by Sphere Entertainment Group for that year, subject to a specified minimum annual payment. The royalty for ancillary content will be based on an initial annual fee that is increased by a fixed percentage annually. The Franchise Agreement has an initial term of 25 years from the opening of Sphere Abu Dhabi, with up to two 10-year renewal terms at DCT Abu Dhabi’s option.
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
Other Matters
On July 4, 2025, President Trump signed into law the reconciliation bill commonly known as the “One Big Beautiful Bill Act” (the “OBBBA”). OBBBA includes a broad range of tax reform provisions affecting businesses, including extending and modifying certain key Tax Cuts & Jobs Act provisions (both domestic and international), expanding certain Inflation Reduction Act incentives, and accelerating the phase-out of other incentives. The Company has analyzed the provisions of the Act and determined that the financial impact is not material to its interim or annual consolidated financial statements for the periods presented.

Condensed Consolidated Results of Operations
Comparison of the Three and Nine Months Ended September 30, 2025 versus the Three and Nine Months Ended September 30, 2024
The tables below set forth, for the periods presented, certain historical financial information.

	Three Months Ended
	September 30,		Change
	2025	2024	Amount	Percentage
Revenues	$262,511	$227,913	$34,598	15%
Direct operating expenses	(136,984)	(139,696)	2,712	(2)%
Selling, general and administrative expenses	(99,692)	(118,977)	19,285	(16)%
Depreciation and amortization	(84,102)	(81,913)	(2,189)	3%
Impairments and other losses, net	(65,457)	(4,033)	(61,424)	NM
Restructuring charges	(5,993)	(913)	(5,080)	NM
Operating loss	(129,717)	(117,619)	(12,098)	10%
Interest income	2,737	7,039	(4,302)	(61)%
Interest expense	(9,399)	(26,974)	17,575	(65)%
Other expense, net	(328)	(695)	367	(53)%
Loss from continuing operations before income taxes	(136,707)	(138,249)	1,542	(1)%
Income tax benefit	35,511	32,966	2,545	NM
Net loss	$(101,196)	$(105,283)	$4,087	(4)%

	Nine Months Ended
	September 30,		Change
	2025	2024	Amount	Percentage
Revenues	$825,762	$822,638	$3,124	0%
Direct operating expenses	(426,625)	(443,255)	16,630	(4)%
Selling, general and administrative expenses	(326,984)	(349,166)	22,182	(6)%
Depreciation and amortization	(252,238)	(244,117)	(8,121)	3%
Impairments and other losses, net	(69,619)	(9,768)	(59,851)	NM
Restructuring charges	(8,781)	(5,721)	(3,060)	53%
Operating loss	(258,485)	(229,389)	(29,096)	13%
Gain on extinguishment of debt	346,092	—	346,092	NM
Interest income	10,699	22,422	(11,723)	(52)%
Interest expense	(61,467)	(81,014)	19,547	(24)%
Other expense, net	(2,068)	(6,564)	4,496	(68)%
Income (loss) from continuing operations before income taxes	34,771	(294,545)	329,316	(112)%
Income tax (expense) benefit	(66,105)	70,805	(136,910)	NM
Loss from continuing operations	(31,334)	(223,740)	192,406	(86)%
Income from discontinued operations, net of taxes	—	24,631	(24,631)	NM
Net loss	$(31,334)	$(199,109)	$167,775	(84)%
_________________
NM — Absolute percentages greater than 200% and comparisons from positive to negative values or to zero values are considered not meaningful.

The following is a summary of changes in our segments’ operating results for the three and nine months ended September 30, 2025 as compared to the three and nine months ended September 30, 2024, which are discussed below under “—Business Segment Results.”

	Three Months Ended
	September 30, 2025
Changes attributable to	Revenues	Direct operating expenses	Selling, general and administrative expenses	Depreciation and amortization	Impairments and other losses, net	Restructuring charges	Operating income (loss)
Sphere segment	$47,018	$(16,284)	$12,253	$(2,158)	$3,976	$(4,158)	$40,647
MSG Networks segment	(12,420)	18,996	7,032	(31)	(65,400)	(922)	(52,745)
	$34,598	$2,712	$19,285	$(2,189)	$(61,424)	$(5,080)	$(12,098)

	Nine Months Ended
	September 30, 2025
Changes attributable to	Revenues	Direct operating expenses	Selling, general and administrative expenses	Depreciation and amortization	Impairments and other losses, net	Restructuring charges	Operating income (loss)
Sphere segment	$58,569	$(33,007)	$30,545	$(8,043)	$5,549	$(2,148)	$51,465
MSG Networks segment	(55,445)	49,637	(8,363)	(78)	(65,400)	(912)	(80,561)
	$3,124	$16,630	$22,182	$(8,121)	$(59,851)	$(3,060)	$(29,096)

Depreciation and amortization
For the three and nine months ended September 30, 2025, depreciation and amortization increased $2,189 and $8,121, respectively, as compared to the prior year periods due to the increase in total property and equipment, gross in 2025 as compared to 2024.
Impairments and other losses, net
During the three and nine months ended September 30, 2025, the Company recognized impairments and other losses, net of $65,457 and $69,619, respectively. The current year charges primarily relate to a $65,400 goodwill impairment charge for the MSG Networks reporting unit. During the three and nine months ended September 30, 2024, the Company recognized a charge relating to fixed assets at Sphere Las Vegas that were removed from the venue and were impaired.
Restructuring charges
For the three and nine months ended September 30, 2025, the Company recorded restructuring charges of $5,993 and $8,781, respectively, as compared to restructuring charges of $913 and $5,721 in the three and nine months ended September 30, 2024, respectively, related to termination benefits provided for certain executives and employees.
Gain on Debt Extinguishment
For the nine months ended September 30, 2025, the Company recorded a gain on extinguishment of debt of $346,092, reflecting the net impact of the restructuring of the Prior MSGN Credit Facilities (as defined below). Refer to Note 10. Credit Facilities and Convertible Notes to the condensed consolidated financial statements included in “— Item 1. Financial Statements” of this Form 10-Q for additional information.
Interest income
For the three and nine months ended September 30, 2025, interest income decreased $4,302 and $11,723, respectively, as compared to the prior year period, primarily due to lower average cash and cash equivalent balances.
Interest expense
For the three and nine months ended September 30, 2025, interest expense decreased $17,575 and $19,547, respectively, as compared to the prior year period primarily due to (i) a reduction in the average outstanding principal balance of the MSGN Term Loan Facility as compared to the prior year period, (ii) the application of troubled debt restructuring for interest recognition for the MSGN Term Loan Facility and (iii) a reduction in commitment charges resulting from the termination of the revolving credit facility under the Prior MSGN Credit Agreement (as defined below) on October 11, 2024.

Other expense, net
For the three and nine months ended September 30, 2025, other expense, net decreased $367 and $4,496, respectively, compared to the prior year period, primarily due to smaller losses on equity method investments and foreign exchange.
Income tax expense
In general, the Company is required to use an estimated annual effective tax rate to measure the tax benefit or expense recognized in an interim period. The estimated annual effective tax rate is revised on a quarterly basis.
For U.S. income tax purposes, the Company is required to recognize cancellation of debt income (“CODI”) on the difference between the face value of debt exchanged and the fair market value of new debt issued. On June 27, 2025, in connection with the execution of the A&R MSGN Credit Agreement (as defined below), the Company recognized CODI of approximately $614 million, all of which was excluded from taxable income under the insolvency provisions of Internal Revenue Code Section 108.

Income tax benefit for the three months ended September 30, 2025 of $35,511, reflects an effective tax rate of 26%. The effective tax rate is higher than the statutory federal tax rate of 21%, primarily due to income tax benefit related to state and local taxes.

Income tax expense for the nine months ended September 30, 2025 of $66,105, reflects an effective tax rate of 190%. The effective tax rate is higher than the statutory federal tax rate of 21% primarily due to discrete income tax expense related to the impact of CODI, partially offset by discrete income tax benefit from the reversal of the U.S. GAAP gain on extinguishment of debt and income tax benefits due to a decrease in the valuation allowance and state and local taxes.
Income tax benefit for the three and nine months ended September 30, 2024 of $32,966 and $70,805, respectively, reflects an effective tax rate of 24% for both periods. The effective tax rate exceeds the statutory federal tax rate of 21% primarily due to income tax benefit related to state and local taxes, partially offset by income tax expense from nondeductible officer’s compensation.
Adjusted operating income
The following is a reconciliation of operating loss to adjusted operating income (loss) (as defined in Note 15. Segment Information to the condensed consolidated financial statements included in “— Item 1. Financial Statements” of this Form 10-Q) for the three and nine months ended September 30, 2025 as compared to the prior year period:

	Three Months Ended
	September 30,		Change
	2025	2024	Amount	Percentage
Operating loss	$(129,717)	$(117,619)	$(12,098)	10%
Share-based compensation	8,533	15,567	(7,034)	(45)%
Depreciation and amortization	84,102	81,913	2,189	3%
Restructuring charges	5,993	913	5,080	NM
Impairments and other losses, net	65,457	4,033	61,424	NM
Merger, debt work-out, and acquisition related costs, net of insurance recoveries	257	4,820	(4,563)	(95)%
Amortization for capitalized cloud computing arrangement costs	1,579	22	1,557	NM
Remeasurement of deferred compensation plan liabilities	160	157	3	2%
Adjusted operating income (loss)	$36,364	$(10,194)	$46,558	NM

	Nine Months Ended
	September 30,		Change
	2025	2024	Amount	Percentage
Operating loss	$(258,485)	$(229,389)	$(29,096)	13%
Share-based compensation	48,978	45,612	3,366	7%
Depreciation and amortization	252,238	244,117	8,121	3%
Restructuring charges	8,781	5,721	3,060	53%
Impairments and other losses, net	69,619	9,768	59,851	NM
Merger, debt work-out, and acquisition related costs, net of insurance recoveries	7,530	765	6,765	NM
Amortization for capitalized cloud computing arrangement costs	4,737	65	4,672	NM
Remeasurement of deferred compensation plan liabilities	400	325	75	23%
Adjusted operating income	$133,798	$76,984	$56,814	74%
________________
NM — Absolute percentages greater than 200% and comparisons from positive to negative values or to zero values are considered not meaningful.
Adjusted operating income (loss) for the three months ended September 30, 2025 increased $46,558 as compared to the prior year period to $36,364. Adjusted operating income (loss) for the nine months ended September 30, 2025 increased $56,814 as compared to the prior year period to $133,798. The changes in adjusted operating income were attributable to the following:

	Three Months Ended	Nine Months Ended
Changes attributable to	September 30, 2025	September 30, 2025
Sphere segment	$43,363	$74,023
MSG Networks segment	3,195	(17,209)
	$46,558	$56,814
For a discussion of these variances, see “—Business Segment Results” below.

Business Segment Results
Sphere
The tables below set forth, for the periods presented, certain historical financial information and a reconciliation of operating loss to adjusted operating income (loss) for the Company’s Sphere segment.

	Three Months Ended
	September 30,		Change
	2025	2024	Amount	Percentage
Revenues	$174,090	$127,072	$47,018	37%
Direct operating expenses	(78,733)	(62,449)	(16,284)	26%
Selling, general and administrative expenses	(92,697)	(104,950)	12,253	(12)%
Depreciation and amortization	(81,996)	(79,838)	(2,158)	3%
Impairments and other losses, net	(57)	(4,033)	3,976	(99)%
Restructuring charges	(5,041)	(883)	(4,158)	NM
Operating loss	$(84,434)	$(125,081)	$40,647	(32)%
Reconciliation to adjusted operating income (loss):
Share-based compensation	12,409	13,180	(771)	(6)%
Depreciation and amortization	81,996	79,838	2,158	3%
Restructuring charges	5,041	883	4,158	NM
Impairments and other losses, net	57	4,033	(3,976)	(99)%
Merger, debt work-out, and acquisition related costs, net of insurance recoveries	257	692	(435)	(63)%
Amortization for capitalized cloud computing arrangement costs	1,579	—	1,579	NM
Remeasurement of deferred compensation plan liabilities	160	157	3	2%
Adjusted operating income (loss)	$17,065	$(26,298)	$43,363	NM

	Nine Months Ended
	September 30,		Change
	2025	2024	Amount	Percentage
Revenues	$507,222	$448,653	$58,569	13%
Direct operating expenses	(225,620)	(192,613)	(33,007)	17%
Selling, general and administrative expenses	(285,490)	(316,035)	30,545	(10)%
Depreciation and amortization	(245,708)	(237,665)	(8,043)	3%
Impairments and other losses, net	(4,219)	(9,768)	5,549	(57)%
Restructuring charges	(7,829)	(5,681)	(2,148)	38%
Operating loss	$(261,644)	$(313,109)	$51,465	(16)%
Reconciliation to adjusted operating income (loss):
Share-based compensation	50,316	38,790	11,526	30%
Depreciation and amortization	245,708	237,665	8,043	3%
Restructuring charges	7,829	5,681	2,148	38%
Impairments and other losses, net	4,219	9,768	(5,549)	(57)%
Merger, debt work-out, and acquisition related costs, net of insurance recoveries	3,596	2,018	1,578	78%
Amortization for capitalized cloud computing arrangement costs	4,737	—	4,737	NM
Remeasurement of deferred compensation plan liabilities	400	325	75	23%
Adjusted operating income (loss)	$55,161	$(18,862)	$74,023	NM
________________
NM — Absolute percentages greater than 200% and comparisons from positive to negative values or to zero values are considered not meaningful.

Revenues
For the three and nine months ended September 30, 2025, revenues increased $47,018 and $58,569, respectively, as compared to the prior year periods. The changes in revenues were attributable to the following:

	Three Months Ended	Nine Months Ended
	September 30, 2025	September 30, 2025
Increase (decrease) in revenues for The Sphere Experience	$28,345	$(4,555)
Increase in event-related revenues	15,024	67,335
Increase (decrease) in revenues from sponsorship, signage, Exosphere advertising and suite license fee revenues	2,668	(13,568)
Other net increases	981	9,357
	$47,018	$58,569
For the three months ended September 30, 2025, the increase in revenues for The Sphere Experience primarily reflects higher average per-show revenue due to the impact of The Wizard of Oz at Sphere, which debuted on August 28, 2025. In the current year period, The Sphere Experience included 130 performances of Postcard From Earth, 8 performances of V-U2 An Immersive Concert Film, and 82 performances of The Wizard of Oz at Sphere (with combined average per-show revenue of approximately $454), as compared to 192 performances of Postcard from Earth and 15 performances of V-U2 An Immersive Concert Film (with combined average per-show revenue of approximately $345) in the prior year period.

For the nine months ended September 30, 2025, the decrease in revenues for The Sphere Experience reflects a decrease in the number of overall performances, partially offset by higher average per-show revenue as compared to the prior year period, primarily due to the impact of The Wizard of Oz at Sphere, which debuted on August 28, 2025. In the current year period, The Sphere Experience included 494 performances of Postcard From Earth, 59 performances of V-U2 An Immersive Concert Film, and 82 performances of The Wizard of Oz at Sphere (with combined average revenues per performance of approximately $381), as compared to 657 performances of Postcard from Earth and 15 performances of V-U2 An Immersive Concert Film (with average revenues per performance of approximately $367) in the prior year period.
For the three months ended September 30, 2025, the increase in event-related revenues reflects (i) higher revenues from concerts, primarily due to 16 additional concert residency shows held at Sphere in Las Vegas during the period, partially offset by lower average per-concert revenue due to the mix of concerts as compared to the prior year period, and (ii) a decrease in revenues due to the absence of one marquee sporting event and one corporate event held during the three months ended September 30, 2024.
For the nine months ended September 30, 2025, the increase in event-related revenues reflects (i) higher revenues from concerts, primarily due to 35 additional concert residency shows held at Sphere in Las Vegas during the period, partially offset by lower average per-concert revenue due to the mix of concerts as compared to the prior year period, and (ii) higher revenues from corporate events held at Sphere in Las Vegas, primarily driven by an increase in the number of events as compared to the prior year period. These increases were partially offset by a decrease in revenues due to the absence of two marquee sporting events held during the nine months ended September 30, 2024.
For the three months ended September 30, 2025, the increase in revenues from sponsorship, signage, Exosphere advertising and suite license fees reflects higher Exosphere advertising and sponsorship revenues (due to increased sales of existing sponsorship inventory) and, to a lesser extent, higher suite license fee revenues.
For the nine months ended September 30, 2025, the decrease in revenues from sponsorship, signage, Exosphere advertising and suite license fees reflects lower Exosphere advertising revenues, partially offset by higher sponsorship revenues due to increased sales of existing sponsorship inventory and higher suite license fee revenues. Exosphere advertising revenues in the nine months ended September 30, 2024 included revenues from advertising campaigns around the Super Bowl, which was held in Las Vegas in the prior year period.
For the three and nine months ended September 30, 2025, the increase in other revenues primarily reflects the impact of revenues related to bringing the world’s second Sphere to Abu Dhabi, United Arab Emirates, partially offset by other revenue decreases.
Direct operating expenses
For the three and nine months ended September 30, 2025, direct operating expenses increased by $16,284 and $33,007, respectively, as compared to the prior year periods. The changes in direct operating expenses were attributable to the following:

	Three Months Ended	Nine Months Ended
	September 30, 2025	September 30, 2025
Increase in direct operating expenses for The Sphere Experience	$10,140	$7,315
Increase in event-related direct operating expenses	3,942	17,537
Increase in venue operating expenses	2,096	4,736
Increase (decrease) in expenses from sponsorship, signage, Exosphere advertising, and suite license fees	308	(1,245)
(Decrease) increase in Holoplot expenses	(213)	3,168
Other net increases	11	1,496
	$16,284	$33,007
For the three months ended September 30, 2025, the increase in direct operating expenses for The Sphere Experience was primarily due to higher average per-show expenses, primarily due to the impact of The Wizard of Oz at Sphere, which debuted on August 28, 2025 (combined average direct operating expenses of $158 per show in the current year period compared to $119 per show in the prior year period).

For the nine months ended September 30, 2025, the increase in direct operating expenses for The Sphere Experience was due to higher average per-show expenses, primarily due to the impact of The Wizard of Oz at Sphere, which debuted on August 28, 2025 (combined average direct operating expenses of $132 per show in the current year period as compared to $114 per show in the prior year period), partially offset by a decrease in total performances held in the current year period as compared to the prior year period.

For the three months ended September 30, 2025, the increase in event-related direct operating expenses reflects higher expenses from concerts, primarily due to an increase in the number of concert residency shows held at Sphere in Las Vegas as compared to the prior year period, partially offset by lower average per-concert expenses. The increase was also partially offset by a decrease in expenses due to the absence of one marquee sporting event held during the three months ended September 30, 2024.

For the nine months ended September 30, 2025, the increase in event-related direct operating expenses reflects (i) higher expenses from concerts, primarily due to an increase in the number of concert residency shows held at Sphere in Las Vegas as compared to the prior year period, partially offset by lower average per-concert expenses, and (ii) higher expenses from corporate events held at Sphere in Las Vegas, primarily driven by higher average per-event expenses and an increase in the number of events as compared to the prior year period. These increases were partially offset by a decrease in expenses due to the absence of two marquee events held during the nine months ended September 30, 2024.

For the three and nine months ended September 30, 2025, the increase in venue operating expenses was related to an increase in repairs and maintenance expenses and other net cost increases.

For the nine months ended September 30, 2025, the increase in direct operating expenses from Holoplot reflects the impact of consolidating Holoplot following its acquisition by the Company in April 2024.

Selling, general and administrative expenses
For the three months ended September 30, 2025, selling, general, and administrative expenses decreased $12,253 as compared to the prior year period, primarily due to lower employee compensation and related benefits of $12,435, partially offset by other cost increases.
For the nine months ended September 30, 2025, selling, general, and administrative expenses decreased $30,545 as compared to the prior year period, primarily due to lower employee compensation and related benefits of $25,592 and lower professional fees of $15,052, partially offset by other cost increases.
Impairments and other losses, net
During the nine months ended September 30, 2025, the Company recognized a loss resulting from the sale of its land in Stratford, London. During the three and nine months ended September 30, 2024, the Company recognized a charge relating to fixed assets at Sphere Las Vegas that were removed from the venue and were impaired.
Depreciation and amortization
For the three and nine months ended September 30, 2025, depreciation and amortization increased $2,158 and $8,043, respectively, as compared to the prior year periods primarily due to the increase in total property and equipment, gross.

Restructuring charges
For the three and nine months ended September 30, 2025, the Company recognized restructuring charges of $5,041 and $7,829, respectively, as compared to restructuring charges of $883 and $5,681 for the three and nine months ended September 30, 2024, respectively, related to termination benefits provided for certain executives and employees.
Operating loss
For the three and nine months ended September 30, 2025, operating loss improved $40,647 and $51,465, respectively, as compared to the prior year period, primarily due to an increase in revenue and a decrease in selling, general and administrative expenses, partially offset by an increase in direct operating expenses.
Adjusted operating income
For the three and nine months ended September 30, 2025, adjusted operating income improved $43,363 and $74,023, respectively, as compared to the prior year period, primarily due to an increase in revenue and a decrease in selling, general and administrative expenses, partially offset by an increase in direct operating expenses.

MSG Networks
The tables below set forth, for the periods presented, certain historical financial information and a reconciliation of operating (loss) income to adjusted operating income for the Company’s MSG Networks segment.

	Three Months Ended
	September 30,		Change
	2025	2024	Amount	Percentage
Revenues	$88,421	$100,841	$(12,420)	(12)%
Direct operating expenses	(58,251)	(77,247)	18,996	(25)%
Selling, general and administrative expenses	(6,995)	(14,027)	7,032	(50)%
Depreciation and amortization	(2,106)	(2,075)	(31)	1%
Impairments and other losses, net	(65,400)	—	(65,400)	NM
Restructuring charges	(952)	(30)	(922)	NM
Operating (loss) income	$(45,283)	$7,462	$(52,745)	NM
Reconciliation to adjusted operating income:
Share-based compensation	(3,876)	2,387	(6,263)	NM
Depreciation and amortization	2,106	2,075	31	1%
Restructuring charges	952	30	922	NM
Impairments and other losses, net	65,400	—	65,400	NM
Merger, debt work-out, and acquisition related costs, net of insurance recoveries	—	4,128	(4,128)	NM
Amortization for capitalized cloud computing arrangement costs	—	22	(22)	NM
Adjusted operating income	$19,299	$16,104	$3,195	20%

	Nine Months Ended
	September 30,		Change
	2025	2024	Amount	Percentage
Revenues	$318,540	$373,985	$(55,445)	(15)%
Direct operating expenses	(201,005)	(250,642)	49,637	(20)%
Selling, general, and administrative expenses	(41,494)	(33,131)	(8,363)	25%
Depreciation and amortization	(6,530)	(6,452)	(78)	1%
Impairments and other losses, net	(65,400)	—	(65,400)	NM
Restructuring charges	(952)	(40)	(912)	NM
Operating income	$3,159	$83,720	$(80,561)	(96)%
Reconciliation to adjusted operating income:
Share-based compensation	(1,338)	6,822	(8,160)	(120)%
Depreciation and amortization	6,530	6,452	78	1%
Restructuring charges	952	40	912	NM
Impairments and other losses, net	65,400	—	65,400	NM
Merger, debt work-out, and acquisition related costs, net of insurance recoveries	3,934	(1,253)	5,187	NM
Amortization for capitalized cloud computing arrangement costs	—	65	(65)	NM
Adjusted operating income	$78,637	$95,846	$(17,209)	(18)%
________________
NM — Absolute percentages greater than 200% and comparisons from positive to negative values or to zero values are considered not meaningful.

Revenues
For the three and nine months ended September 30, 2025, revenues decreased $12,420 and $55,445, respectively, as compared to the prior year periods. The changes in revenues were attributable to the following:

	Three Months Ended	Nine Months Ended
	September 30, 2025	September 30, 2025
Decrease in distribution revenue	$(12,658)	$(53,945)
Increase (decrease) in advertising revenue	250	(1,451)
Other net decreases	(12)	(49)
	$(12,420)	$(55,445)
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

For the three and nine months ended September 30, 2025, distribution revenue decreased $12,658 and $53,945, respectively, primarily due to a decrease in total subscribers of approximately 13.5% and 12.5%, respectively, (excluding the impact of the Altice non-carriage period in the nine months ended September 30, 2025). In addition, results for the nine months ended September 30, 2025 reflect the absence of revenues from Altice during the non-carriage period.

For the nine months ended September 30, 2025, advertising revenue decreased $1,451 primarily due to a lower number of live regular season and postseason professional sports telecasts, partially offset by higher average per-game advertising sales for the nine months ended September 30, 2025.
Direct operating expenses
For the three and nine months ended September 30, 2025 direct operating expenses decreased by $18,996 and $49,637, respectively, as compared to the prior year period. The changes in direct operating expenses were attributable to the following:

	Three Months Ended	Nine Months Ended
	September 30, 2025	September 30, 2025
Decrease in rights fees expense	$(17,587)	$(45,720)
Decrease in other programming and production content costs	(1,409)	(3,917)
	$(18,996)	$(49,637)
On June 27, 2025, MSG Networks completed the restructuring of its credit facilities and amended certain of its media rights agreements to, among other things, effect a reduction in the annual media rights fees payable under such agreements as of January 1, 2025, discussed in further detail in Note 10. Credit Facilities and Convertible Notes and Note 14. Related Party Transactions to the condensed consolidated financial statements included in Part I — Item 1. of this Form 10-Q. For the three and nine months ended September 30, 2025, rights fees expense decreased by $17,587 and $45,720, respectively, primarily reflecting reductions in media rights fees for certain professional sports teams as a result of such amendments, including any retroactive adjustments for the 2024-25 NBA and NHL seasons recorded during the nine months ended September 30, 2025 (there were no such adjustments during the three months ended September 30, 2025 or in the prior year periods).

Selling, general and administrative expenses
For the three months ended September 30, 2025, selling, general and administrative expenses decreased $7,032 as compared to the prior year period, primarily due to (i) lower employee compensation and related benefits of $7,543, (ii) lower professional fees of $3,956, mainly due to the absence of costs associated with pursuing a work-out of the Prior MSGN Credit Facilities with its syndicate of lenders recorded in the prior year period, partially offset by (iii) higher advertising and marketing costs of $4,247.

For the nine months ended September 30, 2025, selling, general and administrative expenses increased $8,363, primarily due to (i) higher professional fees of $6,064, mainly reflecting the impact of costs associated with pursuing a work-out of the Prior MSGN Credit Facilities with its syndicate of lenders in the current year period and the absence of litigation-related insurance recoveries recognized as an offset to professional fees in the prior year period, and (ii) higher advertising and marketing costs of $13,106, partially offset by (iii) lower employee compensation and related benefits of $9,812 and (iv) other cost decreases.

Impairments and other losses, net
In connection with the performance of the Company’s annual goodwill impairment test as of August 31, 2025, the Company recognized impairments and other losses, net of $65,400, during the three and nine months ended September 30, 2025, related to the goodwill of the MSG Networks reporting unit, due to projected declines in the reporting unit’s business. See “Recently Issued Accounting Pronouncements and Critical Accounting Estimates—Impairment of Goodwill” below.

Operating (loss) income
For the three months ended September 30, 2025, operating income decreased by $52,745 as compared to the prior year period, primarily due to the increase in impairments and other losses, net, and, to a lesser extent, the decrease in revenues, partially offset by a decrease in direct operating expenses and lower selling, general and administrative expenses.
For the nine months ended September 30, 2025, operating income decreased by $80,561 as compared to the prior year period, primarily due to the increase in impairments and other losses, net, and, to a lesser extent, the decrease in revenues and higher selling, general and administrative expenses, partially offset by a decrease in direct operating expenses.
Adjusted operating income
For the three months ended September 30, 2025, adjusted operating income increased by $3,195 as compared to the prior year period, primarily due to the decrease in direct operating expenses, partially offset by the decrease in revenues and, to a lesser extent, higher selling, general and administrative expenses (excluding share-based compensation and merger, debt work-out and acquisition related costs, net of insurance recoveries).
For the nine months ended September 30, 2025, adjusted operating income decreased by $17,209 as compared to the prior year period, primarily due to the decrease in revenues and, to a lesser extent, higher selling, general and administrative expenses, partially offset by lower direct operating expenses.
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
As of September 30, 2025, the Company’s unrestricted cash and cash equivalents balance was $384,835, as compared to $355,661 as of June 30, 2025. Cash usage in the current period primarily included principal payments of $115,000 and stock repurchases of Class A Common Stock (as defined below) of $50,040. Included in unrestricted cash and cash equivalents as of September 30, 2025 was (1) $266,799 in advance cash proceeds primarily from ticket sales, a portion of which the Company expects to pay to artists and promoters, and (2) $56,206 of cash and cash equivalents at MSG Networks, which were not available for distribution to the Company pursuant to the terms of the A&R MSGN Credit Agreement. In October 2025, MSGN L.P. made a $31,063 mandatory cash sweep payment based on excess cash as of September 30, 2025. As of September 30, 2025, the Company had $30,787 of Accounts payable and $385,563 of Accrued expenses and other current liabilities, including $132,372 of capital expenditure accruals primarily related to Sphere construction (a significant portion of which is in dispute). The balance of the Company’s total debt outstanding as of September 30, 2025 was $874,857. We believe we have sufficient liquidity from cash and cash equivalents, and cash flows from operations, to fund our operations and service debt payments under our credit facilities for the foreseeable future.
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
For additional information regarding the Company’s capital expenditures, including those related to Sphere in Las Vegas, see the Company’s statements of cash flows included in the condensed consolidated financial statements in Part I — Item 1. of this Form 10-Q.
On March 31, 2020, the Company’s Board of Directors authorized a share repurchase program to repurchase up to $350,000 of the Company’s Class A Common Stock, par value $0.01 per share (“Class A Common Stock”). The program was re-authorized by the Company’s Board of Directors on March 29, 2023. Under the authorization, shares of Class A Common Stock may be purchased from time to time in open market transactions, in accordance with applicable insider trading and other securities laws and regulations. The timing and amount of purchases will depend on market conditions and other factors. During the three and nine months ended September 30, 2025, the Company repurchased 1,054 shares of Class A Common Stock for approximately $50,040 inclusive of $40 in excise taxes. As of September 30, 2025, the Company had approximately $300,000 remaining available for repurchases of Class A Common Stock.

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
On October 15, 2024, the Company and DCT Abu Dhabi announced that they would work together to bring the world’s second Sphere venue to Abu Dhabi, United Arab Emirates. On July 25, 2025, Sphere Entertainment Group and DCT Abu Dhabi finalized and entered into a Franchise Agreement, a Joint Development and Partnership Agreement and a Pre-Opening Services Agreement relating to the construction, development and operation of Sphere Abu Dhabi. Under the terms of the Franchise Agreement, DCT Abu Dhabi has agreed to pay Sphere Entertainment Group a franchise initiation fee (a portion of which has been received) and royalties in connection with DCT Abu Dhabi’s use of Sphere Entertainment Group’s intellectual property (including The Sphere Experience content and other creative content). Pursuant to the terms of the Pre-Opening Services Agreement, Sphere Entertainment Group will be providing pre-construction and construction related services to DCT Abu Dhabi, with construction being funded by DCT Abu Dhabi. Following the venue’s opening, the Company will receive annual royalty fees for creative and artistic content licensed by Sphere Entertainment Group, such as The Sphere Experience content, and use of Sphere’s intellectual property and other ancillary content. In addition, prior to the opening of Sphere Abu Dhabi, Sphere Entertainment Group and DCT Abu Dhabi expect to enter into an Operational Services Agreement, pursuant to which Sphere Entertainment Group will provide to be agreed upon operational services to DCT Abu Dhabi following the opening of Sphere Abu Dhabi.
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
MSGN Term Loan Facility
General. MSGN L.P., MSGN Eden, Regional MSGN, and certain subsidiaries of MSGN L.P. had senior secured credit facilities pursuant to a credit agreement (as amended and restated on October 11, 2019, and as further amended from time to time prior to June 27, 2025, the “Prior MSGN Credit Agreement”) providing for (i) an initial $1,100,000 term loan facility and (ii) a $250,000 revolving credit facility (the “Prior MSGN Credit Facilities”). The outstanding principal amount under the Prior MSGN Credit Agreement of $829,125 matured without repayment on October 11, 2024, and an event of default occurred pursuant to the Prior MSGN Credit Agreement due to MSGN L.P.’s failure to make payment on the outstanding principal amount on the maturity date.
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
Pursuant to the A&R MSGN Credit Agreement, the Prior MSGN Credit Facilities were replaced with the MSGN Term Loan Facility, which has a principal amount of $210,000 and matures on December 31, 2029. The outstanding balance under the MSGN Term Loan Facility was $200,000 as of September 30, 2025 (the carrying amount of the debt under the trouble debt restructuring guidance is $348,803). In October 2025, MSGN L.P. made a $31,063 mandatory cash sweep payment based on excess cash as of September 30, 2025.
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

Interest Rates. Borrowings under the A&R MSGN Credit Agreement bear interest at a rate per annum, which at the option of MSGN L.P., may be equal to either (i) adjusted Term SOFR (i.e., Term SOFR as defined in the A&R MSGN Credit Agreement, plus 0.10%) plus 5.00% or (ii) Alternate Base rate, as defined in the A&R MSGN Credit Agreement, plus 4.00%. Upon a payment default in respect of principal, interest or other amounts due and payable under the A&R MSGN Credit Agreement or related loan documents, default interest will accrue on all overdue amounts at an additional rate of 2.00% per annum. The interest rate on the MSGN Term Loan Facility as of September 30, 2025 was 9.27%.
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
Principal Repayments. Subject to customary notice and minimum amount conditions, MSGN L.P. may voluntarily prepay outstanding loans under the A&R MSGN Credit Agreement at any time, in whole or in part, without premium or penalty (except for customary breakage costs with respect to Term Benchmark (as defined in the A&R MSGN Credit Agreement) loans). The MSGN Term Loan Facility has a fixed amortization of $10,000 per quarter commencing on September 30, 2025. On September 30, 2025, MSGN L.P. made a fixed amortization payment of $10,000. MSGN L.P. is required to make mandatory prepayments pursuant to a mandatory cash sweep, determined at the end of each fiscal quarter, that requires 100% of MSGN L.P.’s and the MSGN Subsidiary Guarantors’ excess balance sheet cash over certain thresholds (subject to certain exclusions) to be used to repay the principal amount outstanding. In October 2025, MSGN L.P. made a $31,063 mandatory cash sweep payment based on excess cash as of September 30, 2025. MSGN L.P. is further required to make mandatory prepayments in certain circumstances, including from the net cash proceeds of certain dispositions of assets or casualty insurance and/or condemnation awards (subject to a threshold below which payments are not required, as well as certain reinvestment, repair and replacement rights) and upon the incurrence of indebtedness (subject to certain exceptions).
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
Interest Rates. Borrowings under the LV Sphere Term Loan Facility bear interest at a floating rate, which at the option of MSG LV may be either (i) a base rate plus a margin of 3.375% per annum or (ii) adjusted Term SOFR (i.e., Term SOFR plus 0.10%) plus a margin of 4.375% per annum. The interest rate on the LV Sphere Term Loan Facility as of September 30, 2025 was 8.63%.
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
Covenants. The LV Sphere Term Loan Facility and related guaranty by Sphere Entertainment Group include financial covenants requiring MSG LV to maintain a specified minimum debt service coverage ratio and requiring Sphere Entertainment Group to maintain a specified minimum liquidity level. The debt service coverage ratio covenant began testing in the quarter ended December 31, 2023 on a historical basis and on a prospective basis. Both the historical and prospective debt service coverage ratios are required to be at least 1.35:1.00. As of September 30, 2025, the historical and prospective debt service coverage ratio requirements were met. In addition, among other conditions, MSG LV is not permitted to make distributions to Sphere Entertainment Group unless the historical and prospective debt service coverage ratios are at least 1.50:1.00. The minimum liquidity level for Sphere Entertainment Group is set at $50,000, with $25,000 required to be held in cash or cash equivalents, and is tested as of the last day of each quarter based on Sphere Entertainment Group’s unencumbered liquidity, consisting of cash and cash equivalents and available lines of credit, as of such date.
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
3.50% Convertible Senior Notes
On December 8, 2023, the Company completed a private unregistered offering of $258,750 in aggregate principal amount of its 3.50% Convertible Senior Notes due 2028 (the “3.50% Convertible Senior Notes”), which amount includes the full exercise of the initial purchasers’ option to purchase additional 3.50% Convertible Senior Notes. See Note 14. Credit Facilities and Convertible Notes, to the Audited Consolidated Financial Statements included in the Form 10-KT, for details on the 3.50% Convertible Senior Notes.
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

Cash Flow Discussion
As of September 30, 2025, cash, cash equivalents and restricted cash totaled $398,254, as compared to $515,633 as of December 31, 2024. The following table summarizes the Company’s cash flow activities for the nine months ended September 30, 2025 and 2024:

	Nine Months Ended
	September 30,
	2025	2024
Net cash provided by operating activities	$63,127	$62,674
Net cash provided by (used in) investing activities	11,382	(65,742)
Net cash used in financing activities	(192,080)	(71,864)
Effect of exchange rates on cash, cash equivalents and restricted cash	192	322
Net decrease in cash, cash equivalents, and restricted cash	$(117,379)	$(74,610)
Operating Activities
Net cash used in operating activities attributable to changes in assets and liabilities for the nine months ended September 30, 2025 and 2024 equaled $5,903 and $6,322, respectively, a net decrease of $419. The primary drivers of that net change are as follows.

The Company had increases in cash provided by operating activities related to (i) an increase in Deferred revenue of $86,247, primarily related to cash proceeds from The Wizard of Oz at Sphere ticket sales, (ii) Accrued and other current liabilities of $30,712 due to the timing of payments for accrued expenses, including compensation and employee related benefits, and (iii) Related party receivables and payables, net of $24,001 due to the timing of related party settlements.

These increases in cash provided by operating activities were partially offset by increases in cash used in operating activities related to (i) Accounts receivable of $82,322, primarily due to the timing of cash collections from the Company’s third-party ticketing service provider related to residencies in June 2024, (ii) Prepaid expenses and other current and non-current assets of $40,632, primarily due to an increase in The Wizard of Oz deferred production content costs, (iii) Accounts payable of $10,671 due to the timing of payments to vendors, and (iv) Right-of-use lease assets and operating lease liabilities of $6,916 due to the timing of lease payments and other leasing activity.

In addition to the net increase in cash used in operating activities driven by changes in assets and liabilities, the Company generated net income of $31,334 in the current year period, compared to a net loss of $199,109 in the prior year period, as adjusted by non-cash net amounts of $100,364 in the current year period, compared to $268,105 in the prior year period. Refer to “— Business Segment Results” for further detail pertaining to the Company’s operating results.
Investing Activities
Net cash provided by investing activities for the nine months ended September 30, 2025 increased by $77,124 as compared to the prior year period primarily due the cash received from the sale of land in Stratford, London. The prior year period included the acquisition of Holoplot GmbH.
Financing Activities
Net cash used in financing activities for the nine months ended September 30, 2025 increased by $120,216 as compared to the prior year period, primarily due to a $56,943 increase in principal repayments of debt in the current year period, $50,040 in stock repurchases, as well as a $8,232 reduction in cash proceeds from the exercise of stock options.
Seasonality of Our Business
Our MSG Networks segment generally earns a higher share of its annual revenues in the first and fourth quarters of the year as a result of MSG Networks’ advertising revenue being largely derived from the sale of inventory in its live NBA and NHL professional sports programming.
Recently Issued Accounting Pronouncements and Critical Accounting Estimates
Recently Issued and Adopted Accounting Pronouncements
See Note 2. Accounting Policies to the condensed consolidated financial statements included in “— Item 1. Financial Statements” of this Form 10-Q, for discussion of recently issued and adopted accounting pronouncements.

Critical Accounting Estimates
There have been no material changes to the Company’s critical accounting policies. The following discussion has been included to provide the results of our annual impairment testing of goodwill performed during the quarterly period ended September 30, 2025.
Impairment of Goodwill
Goodwill is tested annually for impairment as of August 31 and at any time upon the occurrence of certain events or substantive changes in circumstances. The Company performs its goodwill impairment test at the reporting unit level. At the time of the annual impairment test and as of September 30, 2025, the Company had two reportable segments and two reporting units, Sphere and MSG Networks, consistent with the way management makes decisions and allocates resources to the business.
The goodwill balance reported on the Company’s condensed consolidated balance sheets as of September 30, 2025 by reporting unit was as follows:

	Sphere	MSG Networks	Consolidated
Balance at June 30, 2024	$45,644	$424,508	$470,152
Acquisitions	1,220	—	1,220
Impairments	—	(61,200)	(61,200)
Balance at December 31, 2024	$46,864	$363,308	$410,172
Impairments	—	(65,400)	(65,400)
Balance at September 30, 2025	$46,864	$297,908	$344,772
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
In the event a quantitative goodwill impairment assessment is performed, the reporting unit’s amortizable intangible assets and other long-lived assets are first tested for impairment. In doing so, amortizable intangible assets and other long-lived assets are grouped and evaluated for impairment at the lowest level for which there are identifiable cash flows that are independent from cash flows from other assets and liabilities. In determining whether an impairment of long-lived assets has occurred, the Company considers both qualitative and quantitative factors. The quantitative analysis involves estimating the undiscounted future cash flows directly related to that asset group and comparing the resulting value against the carrying value of the asset group. If the carrying value of the asset group is greater than the sum of the undiscounted future cash flows, an impairment loss is recognized for the difference between the carrying value of the asset group and its estimated fair value, before recording any impairment of goodwill. The amount of any remaining goodwill impairment loss is subsequently measured as the amount by which a reporting unit’s carrying value exceeds its fair value, not to exceed the carrying amount of goodwill.
The Company elected to perform the qualitative assessment of impairment for its Sphere reporting unit during the quarterly period ended September 30, 2025. This assessment considered qualitative factors such as:
•macroeconomic conditions;
•industry and market considerations;
•cost factors;
•overall financial performance of the reporting units;
•other relevant company-specific factors such as changes in management, strategy or customers; and
•relevant reporting unit specific events such as changes in the carrying amount of net assets.

No impairment of Sphere’s goodwill was identified as a result of this assessment as the Company concluded that the reporting unit had a sufficient safety margin, representing the excess of the estimated fair value of the reporting unit, derived from the most recent quantitative assessments, less its respective carrying value (including goodwill). The Company believes that if the fair value of the reporting unit exceeds its carrying value by greater than 10%, a sufficient safety margin has been realized.

For the Company’s MSG Networks reporting unit, the Company performed a quantitative assessment of impairment. In doing so, the Company estimated the fair value of the MSG Networks reporting unit based on a discounted cash flow model (income approach). This approach relied on numerous assumptions and judgments within the model that were subject to various risks and uncertainties. Principal assumptions utilized, all of which are considered Level III inputs under the fair value hierarchy, include the Company’s estimates of future revenue, estimates of future operating cost, margin assumptions, terminal growth rates and the discount rate applied to estimate future cash flows. The assumptions utilized were subject to a high degree of judgment and complexity, particularly in light of economic and operational uncertainty relating to the MSG Networks business.

Based upon the results of the Company’s annual quantitative impairment test, the Company concluded that the carrying value of the MSG Networks reporting unit exceeded its estimated fair value as of the annual impairment testing date. Based on the evaluation of amortizable intangible assets and other long-lived assets performed as of the annual impairment testing date, the Company did not record any impairments of such assets. The Company did however record a non-cash goodwill impairment charge of $65,400 for the MSG Networks reporting unit as a result of the projected declines in the reporting unit’s business. The goodwill impairment charge was calculated as the amount that the carrying value of the reporting unit, including any goodwill, exceeded its fair value as of the annual impairment testing date. No additional indicators of impairment were identified through the remainder of the quarterly period ended September 30, 2025.
The Company continues to closely monitor the performance and fair value of its MSG Networks reporting unit. A significant adverse change in market factors or the business outlook for the MSG Networks reporting unit could negatively impact the fair value of the MSG Networks reporting unit and result in an additional goodwill impairment charge at that time.
Item 3. Quantitative and Qualitative Disclosures About Market Risk
There were no material changes to the disclosures regarding market risks in connection with our pension and postretirement plans. See Item 7A, “Quantitative and Qualitative Disclosures About Market Risk,” of the Form 10-KT.
Potential Interest Rate Risk Exposure
The Company, through its subsidiaries, MSG Networks and MSG LV, is subject to potential interest rate risk exposure related to borrowings incurred under their respective credit facilities. Changes in interest rates may increase interest expense payments with respect to any borrowings incurred under these credit facilities. The effect of a hypothetical 200 basis point increase in floating interest rate prevailing as of September 30, 2025 and continuing for a full year would increase the Company’s interest payments on the outstanding amounts under the credit facilities by $12,476.
Foreign Currency Exchange Rate Exposure
We are exposed to market risk resulting from foreign currency fluctuations primarily related to our activities in the United Kingdom and Germany conducted in British pound sterling and Euros, respectively.
British pound sterling exposure was as a result of our net investment position initiated with our acquisition of land in Stratford, London in November 2017, which we expected would become home to a future Sphere, and through cash and invested funds which we expected would be deployed in the construction of our London venue prior to the Company’s decision in November 2023 to no longer pursue the development of a Sphere in London and the subsequent sale of the land during the three months ended June 30, 2025. Subsequent to the sale of the Stratford land, the Company’s activities in the United Kingdom primarily relate to entities supporting Sphere expansion efforts. During the twelve months ended September 30, 2025, the GBP/USD exchange rate ranged from 1.2181 to 1.3749 as compared to GBP/USD exchange rate of 1.3448 on September 30, 2025, a fluctuation range of approximately 6.32%. As of September 30, 2025, a uniform hypothetical 10% fluctuation in the GBP/USD exchange rate would have resulted in a change of approximately $200 in the Company’s net asset value.
Following the acquisition of Holoplot on April 25, 2024, which is based in Berlin, Germany, we are also exposed to market risk resulting from foreign currency fluctuations related to the Euro. During the twelve months ended September 30, 2025, the EUR/USD exchange rate ranged from 1.0247 to 1.1868 as compared to EUR/USD exchange rate of 1.1735 on September 30, 2025, a fluctuation range of approximately 7.83%. As of September 30, 2025, a uniform hypothetical 10% fluctuation in the EUR/USD exchange rate would have resulted in a change of approximately $10 in the Company’s net asset value.
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
Item 4. Controls and Procedures
Our management, with the participation of our Executive Chairman and Chief Executive Officer and our Executive Vice President, Chief Financial Officer and Treasurer, evaluated the effectiveness of the design and operation of our disclosure controls and procedures as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”). Based on that evaluation, our Executive Chairman and Chief Executive Officer and our Executive Vice President, Chief Financial Officer and Treasurer concluded that the Company’s disclosure controls and procedures were effective as of September 30, 2025.
Changes in Internal Control over Financial Reporting
There were no changes in the Company’s internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the quarter ended September 30, 2025 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

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
On April 6, 2023, the parties to the MSG Networks Litigation reached an agreement in principle to settle the MSG Networks Litigation, without admitting liability, on the terms and conditions set forth in a binding term sheet, which was incorporated into a long-form settlement agreement (the “MSGN Settlement Agreement”) that was filed with the Court on May 18, 2023. The MSGN Settlement Agreement provided for, among other things, the final dismissal of the MSG Networks Litigation in exchange for a settlement payment to the plaintiffs and the class of approximately $48.5 million, of which approximately $28 million has been paid by the Company and approximately $20.5 million has been paid to the plaintiffs by insurers (who agreed to advance these costs subject to final resolution of the parties’ insurance coverage dispute). The MSGN Settlement Agreement was approved by the Court on August 14, 2023, which constituted the final judgment in the action. MSG Networks Inc. has a dispute with its insurers over whether and to what extent there is insurance coverage for the settlement (and has settled with one of the insurers). As of September 30, 2025, approximately $18 million has been accrued in Accrued expenses and other current liabilities (reduced from approximately $20.5 million accrued as of March 31, 2024 in connection with the aforementioned settlement). Unless MSG Networks Inc. and the remaining insurers settle that insurance dispute, it is expected to be finally resolved in a pending Delaware insurance coverage action.

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
On June 27, 2025, MSG Networks and certain of its subsidiaries, including MSGN L.P., as borrower, entered into the A&R MSGN Credit Agreement providing for the MSGN Term Loan Facility, which matures on December 31, 2029. See “Part I — Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations — Recent Developments — MSG Networks Debt Restructuring.” As of September 30, 2025, the principal balance outstanding under the MSGN Term Loan Facility was $200 million, which was further reduced to $169 million in October 2025 following a $31 million mandatory cash sweep payment based on excess cash as of September 30, 2025. Under the terms of the MSGN Term Loan Facility, amortization payments of $10 million are due each quarter commencing on September 30, 2025.
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
We are highly leveraged with a significant amount of debt and we may continue to incur additional debt in the future. As of September 30, 2025, the balance of our consolidated debt outstanding was approximately $874.9 million. As a result of our indebtedness, we are required to make interest and principal payments on our indebtedness, including mandatory quarterly amortization payments pursuant to the terms of the A&R MSGN Credit Agreement, that are significant in relation to our revenues and cash flows. See “—Risks Related to Our MSG Networks Business — If MSG Networks Is Unable to Generate Sufficient Operating Cash Flows to Repay Outstanding Borrowings Under its Term Loan Facility When They Become Due, it is Expected That the Outstanding Debt Thereunder Would Be Accelerated and the Lenders Could Foreclose Upon the MSG Networks Business.” These payments reduce our earnings and cash available for other potential business purposes. Furthermore, our average borrowing rate has increased and could in the future increase if interest rates increase because our indebtedness bears interest at floating rates, if we are in default and have to pay a higher rate or to the extent we refinance existing debt with higher cost debt, which occurred in connection with the refinancing of MSG Networks’ indebtedness. This leverage also exposes us to significant risk by limiting our flexibility in planning for, or reacting to, changes in our business (whether through competitive pressure or otherwise), the entertainment and video programming industries and the economy at large. Although our cash flows could decrease in these scenarios, our required payments in respect of indebtedness would not decrease.
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
The terms of the indenture governing the 3.50% Convertible Senior Notes (the “Indenture”) do not restrict us from incurring additional indebtedness, including secured indebtedness. As of September 30, 2025, (i) the principal balance of the Company’s indebtedness (excluding subsidiaries) was approximately $258.8 million under the 3.50% Convertible Senior Notes and (ii) the balance of indebtedness of the Company’s subsidiaries was $623.8 million, all of which is senior secured indebtedness. If we incur secured indebtedness and such secured indebtedness is either accelerated or becomes subject to a bankruptcy, liquidation or reorganization, our assets would be used to satisfy obligations with respect to the indebtedness secured thereby before any payment could be made on the 3.50% Convertible Senior Notes that are not similarly secured. The Indenture also does not restrict our subsidiaries from incurring additional debt, which would be structurally senior to the 3.50% Convertible Senior Notes. If new debt or other liabilities are added to our current debt levels, the related risks that we now face could intensify. Our Credit Facilities restrict the ability of our subsidiaries to incur additional indebtedness, including secured indebtedness, but if the facilities mature or are repaid, our subsidiaries may not be subject to such restrictions under the terms of any subsequent indebtedness.
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
Material Impairments in The Value of Our Long-Lived Assets and Goodwill Could Negatively Affect Our Business and Results of Operations.
We regularly review our long-lived assets and goodwill for potential impairment. Long-lived assets, including property and equipment, right-of-use lease assets and intangible assets that are amortized, are reviewed when there is an indication of potential impairment. We currently test goodwill annually for impairment as of August 31st and at any time upon the occurrence of certain events or substantive changes in circumstances. We perform our goodwill impairment tests at the level of our two reporting units, Sphere and MSG Networks. In assessing the carrying value of our long-lived assets and goodwill, we make estimates and assumptions regarding a variety of factors, including, but not limited to, projected future cash flows, discount rates, cost-based assumptions and appropriate market comparables. These estimates are made at a specific point in time, based on relevant information, are subjective in nature and involve significant uncertainties and judgments and therefore cannot be determined with precision. Changes in assumptions could significantly affect the estimates. There are inherent uncertainties related to these factors and management’s judgment in applying these factors, and, if these estimates or related assumptions change in the future, we may be required to record impairment charges related to our long-lived assets. For example, in connection with the performance of the Company’s annual goodwill impairment test as of August 31, 2025, the Company recorded a non-cash goodwill impairment charge of $65.4 million for the MSG Networks reporting unit as a result of the projected declines in the reporting unit’s business. See “Part I — Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations — Recently Issued Accounting Pronouncements and Critical Accounting Estimates — Impairment of Goodwill.”
In addition, changes to our business, unexpected significant declines in our operating results, further deterioration in the business environment for regional sports networks or the outlook for our regional sports networks or changes in our strategic goals or business direction could require us to evaluate the recoverability of our goodwill or our long-lived and indefinite lived-assets prior to our next annual assessment. These types of events have in the past resulted, and could again in the future result, in impairment charges, which have in the past negatively affected, and could in the future negatively affect, our results of operations. For example, on December 31, 2024, MSG Networks’ affiliation agreement with Altice, one of its major Distributors, expired, subsequent to which, the Company’s networks were no longer being carried by Altice. The Company and Altice entered into a multi-year renewal of the MSG Networks affiliation agreement on February 22, 2025. In connection with the preparation of the financial statements included in the Form 10-KT, and in light of changes affecting the MSG Networks reporting unit and the programming industry, the Company concluded that a triggering event had occurred for the reporting unit as of December 31, 2024, and performed an interim quantitative impairment test. As a result, the Company recorded a non-cash impairment charge of $61.2 million as of December 31, 2024 within the MSG Networks reporting unit.
The Company continues to closely monitor the performance and fair value of its MSG Networks reporting unit. A significant adverse change in market factors or the business outlook for the MSG Networks reporting unit could further negatively impact the fair value of our MSG Networks reporting unit and result in a goodwill impairment at that time. During the second quarter of Fiscal Year 2024, we recorded an impairment charge of $116.5 million in connection with our decision in November 2023 to no longer pursue the development of a Sphere in the United Kingdom. Impairments could be an indicator of significant declines in the expected performance of our reporting units and could negatively affect our business. For more information on the valuation of long-lived and goodwill, see “Part I — Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations — Recently Issued Accounting Pronouncements and Critical Accounting Estimates — Impairment of Goodwill.”
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
As of September 30, 2025, the Company had the ability to repurchase up to $350 million of the Company’s Class A Common Stock under the Class A Common Stock share repurchase program initially authorized by the Company’s Board of Directors on March 31, 2020 and reauthorized on March 29, 2023. Under the authorization, shares of Class A Common Stock may be purchased from time to time in open market transactions, in accordance with applicable insider trading and other securities laws and regulations. The timing and amount of purchases will depend on market conditions and other factors. During the three and nine months ended September 30, 2025, the Company repurchased approximately 1.1 million shares of Class A Common Stock for approximately $50 million. As of September 30, 2025, the Company had approximately $300 million remaining available for repurchases.
The following table provides information with respect to the Company’s purchases of its Class A Common Stock during the quarter ended September 30, 2025:

Period	Total Number of Shares Purchased	Average Price Paid per Share (a)	Total Number of Shares Purchased as Part of Publicly Announced Program	Maximum Fair Value of Shares that May Yet Be Purchased Under the Program
July 2025	—	$—	—	$350,000,000
August 2025	629,028	43.72	629,028	322,487,437
September 2025	425,219	52.91	425,219	299,978,929
	1,054,247	$47.43	1,054,247	$299,978,929
_________________
(a) The average price paid per share excludes excise tax.

Item 6. Exhibits

(a)Index to Exhibits

EXHIBIT NO.	DESCRIPTION
10.1	Separation Agreement, dated as of September 2, 2025, between Sphere Entertainment Co. and Andrea Greenberg.†
31.1	Certification by the Principal Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	Certification by the Principal Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1*	Certification by the Principal Executive Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2*	Certification by the Principal Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101
The following materials from Sphere Entertainment Co. Quarterly Report on Form 10-Q for the quarter ended September 30, 2025, formatted in Inline Extensible Business Reporting Language (iXBRL): (i) condensed consolidated balance sheets, (ii) condensed consolidated statements of operations, (iii) condensed consolidated statements of comprehensive loss, (iv) condensed consolidated statements of cash flows, (v) condensed consolidated statements of stockholders’ equity, and (vi) notes to condensed consolidated financial statements.

104	The cover page from the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2025 formatted in Inline XBRL and contained in Exhibit 101.
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

SIGNATURE
Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on the 4th day of November 2025.

Sphere Entertainment Co.

By:	/S/ ROBERT LANGER
	Name:	Robert Langer
	Title:	Executive Vice President, Chief Financial Officer and Treasurer