Form 10-K
period 2025-12-31
Sphere Entertainment Co.
filed 2026-02-12
CIK 1795250

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-K
(Mark One)

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2025
or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from ______to ______
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☑
If securities are registered pursuant to Section 12(b) of the Act, indicate by check mark whether the financial statements of the registrant included in the filing reflect the correction of an error to previously issued financial statements. ☐
Indicate by check mark whether any of those error corrections are restatements that required a recovery analysis of incentive-based compensation received by any of the registrant’s executive officers during the relevant recovery period pursuant to §240.10D-1(b). ☐
Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑
The aggregate market value of the voting and non-voting common equity held by non-affiliates of Sphere Entertainment Co. computed by reference to the price at which the common equity was last sold on the New York Stock Exchange as of June 30, 2025, was approximately $1.1 billion.
Number of shares of common stock outstanding as of January 31, 2026:

Class A Common Stock par value $0.01 per share	—	28,635,366
Class B Common Stock par value $0.01 per share	—	6,866,754

Documents incorporated by reference — Certain information required for Part III of this report is incorporated herein by reference to the proxy statement for the 2026 annual meeting of the Company’s stockholders, expected to be filed within 120 days after the end of the year ended December 31, 2025.

PART I
Item 1. Business
Sphere Entertainment Co. is a Nevada corporation with its principal executive office at Two Pennsylvania Plaza, New York, NY, 10121. Unless the context otherwise requires, all references to “we,” “us,” “our,” “Sphere Entertainment” or the “Company” refer collectively to Sphere Entertainment Co., a holding company, and its direct and indirect subsidiaries. We conduct substantially all of our business activities discussed in this Annual Report on Form 10-K (this “Form 10-K”) through Sphere Entertainment Group, LLC (“Sphere Entertainment Group”) and MSG Networks Inc. (together with its subsidiaries, “MSG Networks”), and each of their direct and indirect subsidiaries.
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
Change in Fiscal Year-End
The Company historically reported on a fiscal year basis ending on June 30th. On June 26, 2024, the Board of Directors approved a change in the Company’s fiscal year-end from June 30 to December 31, effective December 31, 2024, resulting in a six-month transition period from July 1, 2024 to December 31, 2024 (the “Transition Period”). In this Form 10-K, the fiscal years ended June 30, 2024 and 2023 are referred to as “Fiscal Year 2024,” and “Fiscal Year 2023,” respectively, and reflect financial results for the respective twelve-month periods from July 1 to June 30. Unless otherwise noted, all references to “fiscal years” in this Form 10-K refer to the twelve month fiscal years that prior to the Transition Period ended on June 30 and after the Transition Period end on December 31. See Note 3. Change in Fiscal Year-End to the consolidated financial statements included in Item 8 of this Form 10-K for more information.
Overview
The Company is a leader in immersive experiences, technology and media and is comprised of two reportable segments, Sphere and MSG Networks. Sphere® is an experiential medium powered by advanced technologies, and MSG Networks operates two regional sports and entertainment networks, as well as a direct-to-consumer (“DTC”) and authenticated streaming product.
Sphere: This segment reflects Sphere, an experiential medium powered by advanced technologies that bring storytelling to a new level. The Company’s first Sphere venue opened in Las Vegas on September 29, 2023. The entire exterior surface of Sphere, referred to as the Exosphere®, is covered with nearly 580,000 square feet of fully programmable LED lighting, creating the largest LED screen in the world and an impactful display for artistic and branded content. Inside, the venue features a 16K x 16K interior display plane – the world’s highest-resolution LED screen that wraps up, over, and around the audience creating a fully immersive visual environment. In addition, Sphere’s advanced technologies include Sphere Immersive SoundTM – Sphere’s proprietary audio system – as well as haptic seating and 4D environmental effects. The venue can accommodate up to 20,000 guests and hosts a wide variety of events year-round, including The Sphere ExperienceTM, which features original immersive productions, as well as concerts and residencies from renowned artists, and marquee sports and brand events (formerly referred to as corporate events). Production efforts for Sphere events are supported by Sphere StudiosTM, an immersive content studio dedicated to creating multi-sensory experiences exclusively for Sphere, using proprietary technology, tools and production facilities. Sphere Studios is home to a team of creative, production, technology and software engineering experts who provide full in-house creative and production services. The studio campus in Burbank includes a 68,000-square-foot development facility, as well as Big Dome, a 28,000-square-foot, 100-foot high custom dome, with a quarter-sized version of the interior display plane at Sphere in Las Vegas, that serves as a specialized screening, production facility, and lab for content at Sphere.
The Company is focused on creating a global network of Spheres. We are working with the Department of Culture and Tourism – Abu Dhabi (“DCT Abu Dhabi”) to bring Sphere to Abu Dhabi, United Arab Emirates. In January 2026, the Company, the State of Maryland, Prince George’s County, and Peterson Companies announced the Company’s intent to develop a new Sphere venue at National Harbor, Maryland.

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
Our Strengths
•Leader in immersive experiences and technology, with an experiential medium powered by advanced technologies;
•Two award-winning regional sports and entertainment networks as well as a DTC and authenticated streaming service;
•Established presence in both Las Vegas, a market which attracts more than 40 million visitors each year and has over 2 million local residents, and the New York Designated Market Area – the nation’s largest media market;
•Deep industry relationships across music, entertainment, brands, and sports that drive events to Sphere;
•Focus on world-class guest experience, backed by decades of experience in venue management;
•In-house interdisciplinary team of creative, production, technology and software engineering experts who provide full creative and production services, including strategy and concept, capture, post-production and show production;
•Proven history of successfully planning and executing comprehensive venue design and construction projects;
•Expansive portfolio of patents issued in the U.S. and internationally, and other intellectual property spanning across areas including Sphere venue design, audio delivery, video capture and display, and 4D technologies;
•Exclusive local media rights to live games of five professional New York-area NBA and NHL teams, including agreements with the Knicks and Rangers; and
•A strong and seasoned management team.
Our Strategy
Our strategy is to leverage our Company’s unique assets and brands – which includes an experiential medium powered by advanced technologies, Sphere, and regional sports and entertainment networks – to create world-class experiences for all key stakeholders, including artists, athletes, creatives, guests, viewers, advertisers and marketing partners. Coupled with our continued commitment to innovation, we believe the Company is positioned to generate long-term value for our stockholders.
Key components of our strategy include:
An Experiential Medium Powered by Advanced Technologies: Sphere combines advanced technologies with multi-sensory storytelling to deliver unparalleled immersive experiences. Sphere represents an innovative business model for entertainment venues, with new and expanded revenue opportunities that span across original immersive productions, concerts and residencies, marquee sports and brand events, advertising and sponsorship, and premium hospitality, as well as food, beverage and merchandise.
The Company’s first Sphere opened in September 2023 and is located one block from the Las Vegas Strip.
Sphere in Las Vegas is the world’s largest spherical structure standing at 366 feet tall and 516 feet wide, with a fully-programmable LED exterior – the Exosphere – that offers a powerful global platform for advertisers and marketing partners, as well as artistic content. Inside, the venue’s spaces include the Atrium, food and beverage locations, expo spaces, 23 premium hospitality suites, and more.

Once inside Sphere’s main venue bowl, guests can experience the full range of the venue’s advanced immersive technologies, including:
•A 16K x 16K LED screen – a 160,000-square foot high-resolution interior display plane that surrounds the audience, creating a fully immersive visual environment.
•Sphere Immersive Sound – an advanced audio system that delivers crystal-clear sound to every seat in Sphere through beamforming and wave field synthesis technology.
•4D multi-sensory technologies – which enable guests to feel experiences such as vibrations, wind, scent and changing temperatures that enhance storytelling.
The Company owns and has strategic investments in key technology component providers to Sphere and has a portfolio of over 60 patents in the U.S. spanning across areas including Sphere venue design, audio delivery, video capture and display, and 4D technologies, and continues to secure international patents to protect our innovations around the world. We have also deployed certain technology outside of Sphere. As an example, in November 2025 we introduced our advanced audio system – Sphere Immersive Sound – at Radio City Music Hall in New York, after previously introducing a version of the system at the Beacon Theatre in New York in July 2022.

Leveraging Sphere’s Unique Capabilities to Drive Venue Utilization: Sphere in Las Vegas was designed and engineered from the ground up to be one of the most highly utilized venues of its size. The venue’s advanced technologies and design enable it to seamlessly accommodate a variety of different event types, with fast turnover between events, and accommodate multiple events per-day, year-round. We believe this allows for Sphere to be more efficiently utilized than traditional large-scale venues.
Developing Original Content: Sphere Studios is dedicated to the development of immersive experiences exclusively for Sphere. Sphere Studios features technology and proprietary tools developed specifically for Sphere that make content creation for this platform seamless. Sphere Studios is home to an interdisciplinary team of creative, production, technology and software engineering experts who provide full in-house creative and production services, including strategy and concept, capture, post-production and show production, and Exosphere content creation. The Company is developing its own content ranging from original immersive productions, purpose-built for Sphere, to a dynamic library of content that can be used by artists or third parties to bring their experiences to life at Sphere – whether for concerts, residencies or marquee and brand events.
Original content that the Company owns is a key aspect of our business model as it allows for the Company’s economic participation as both venue operator and content owner. It also allows the Company to better control event scheduling and reduces the reliance on third-party events. In addition, the Company plans to expand its network of Sphere venues around the world, which would create additional monetization opportunities for the Company’s original content.
•The Sphere Experience. A core content category at Sphere is The Sphere Experience, which takes full advantage of Sphere’s experiential technologies. The Sphere Experience can run multiple times a day, year-round and begins when guests enter the venue’s Atrium, where they can engage with a variety of immersive experiences.
•The experience then continues to the main venue bowl to view an original immersive production. Our productions library currently includes:
◦The Wizard of Oz at Sphere, a fully immersive experience that uses all of Sphere’s advanced technologies to make audiences feel like they have stepped inside The Wizard of Oz. The Wizard of Oz at Sphere showcases Sphere’s storytelling capabilities as a new experiential medium.

◦Postcard from Earth, directed by Academy Award nominee, Darren Aronofsky. This original experience earned critical acclaim for its captivating visuals and use of the venue’s immersive technologies, and brings audiences on a voyage spanning all seven continents; and

◦V-U2, An Immersive Concert Film, directed by Morleigh Steinberg and U2’s The Edge. The film showcases U2’s concert run at Sphere in Las Vegas and allows audiences to feel like they are at the live shows. This is also the first film ever to be shot entirely with Big Sky, the ultra-high-resolution proprietary camera system developed by Sphere Entertainment.
Venue of Choice for Third-Party Events. Sphere in Las Vegas has hosted a wide variety of events, including concerts and residencies from renowned artists, marquee sporting events and premier brand events. On September 29, 2023, global rock band U2 opened the venue, playing a total of 40 sold-out shows. Since then, several other premier acts have played at Sphere, including Phish, Dead &

Company, Eagles, Anyma, Kenny Chesney, Backstreet Boys, UNITY, and Zac Brown Band. In addition, the Company has hosted Formula 1 annually for a full multi-day takeover of Sphere, since the inaugural Las Vegas Grand Prix in November 2023. In June 2024, Sphere hosted Hewlett Packard Enterprise for the venue’s first corporate keynote event, which showcased how Sphere’s technology and offerings provide a compelling platform for brands to educate and demonstrate. Since then, the Company has hosted high-profile events with premier brands including Delta Air Lines, Google and Lenovo. In June 2024, Sphere hosted the NHL Draft, which became the first live televised event from Sphere. The Company hosted Ultimate Fighting Championship ® (“UFC”) in September 2024 for UFC 306, the first live sports event to take place at Sphere. The Company plans to continue to leverage Sphere’s unique platform, as well as the Company’s deep relationships across music, entertainment, brands and sports, to attract a wide range of events to Sphere in Las Vegas.
Unique Platform for Advertising and Sponsorship: We believe Sphere’s unique platform and technological capabilities offer powerful and premium opportunities for advertisers and marketing partners to engage with audiences. Sphere in Las Vegas can deliver significant exposure to not only the guests that attend events at the venue, but also to the approximately 40 million annual visitors to Las Vegas, the over 2 million local residents, and audiences around the world on social media. Sphere offers bespoke advertising and sponsorship opportunities, including externally with the Exosphere and internally. Sphere runs numerous unique advertising and marketing campaigns for a variety of brands and has entered into multi-year marketing partnership agreements with premier brands, demonstrating the appeal of Sphere’s unique and valuable inventory that is not available in traditional large-scale entertainment venues. As an example, in January 2026, the Company announced Delta Air Lines as the Official Airline of Sphere, and as part of the multi-faceted partnership, the Delta SKY360° Club became Sphere’s first branded hospitality space.

•The Exosphere – The exterior of Sphere in Las Vegas, the Exosphere – the world’s largest LED screen – is covered in 580,000 square feet of fully programmable LED paneling, consisting of approximately 1.2 million LED pucks, spaced eight inches apart. Each puck contains 48 individual LED diodes, with each diode capable of displaying more than 1 billion different colors. With the Exosphere, we have created an impactful digital canvas for brands, events, and advertising and marketing partners to showcase content to audiences around the world. Sphere Studios collaborates with global brands and third-party creators on their Exosphere creatives. Activations on the Exosphere captivate audiences both in Las Vegas and around the world through social media. The Company regularly displays high-impact advertising campaigns with some of the most globally recognized brands, in addition to leveraging new technologies such as audio and interactive gaming to enhance Exosphere offerings.

Pursuing a Global Network and Brand. We believe there are other markets — both domestic and international — where Sphere can be successful and the Company is focused on creating a global network of Spheres. The design of Sphere can accommodate a wide range of sizes and capacities – from large to smaller-scale – based on the needs of the individual market. Leveraging the Sphere brand and creating a network of Sphere venues would allow the Company to pursue several avenues for potential growth, including driving increased bookings and greater advertising and sponsorship opportunities. Furthermore, the Company would have the opportunity to leverage its in-house expertise – including across venue management, design and construction, operations and technology – to drive new revenue streams. An increasing number of Sphere venues would also create additional monetization opportunities for the Company’s original content library. As we explore selectively extending Sphere’s network to additional markets around the world, we intend to utilize several options, such as joint ventures, equity partners, a managed venue or franchise model, sale-leaseback arrangements and debt financing. The Company is working with DCT Abu Dhabi to bring Sphere to Abu Dhabi, United Arab Emirates. We believe that Sphere Abu Dhabi™ – which will echo the scale of Sphere in Las Vegas – will be a landmark addition to this premier international capital city, elevating the entertainment offerings for residents and visitors. In January 2026, the Company, the State of Maryland, Prince George’s County, and Peterson Companies announced our intent to develop a new Sphere venue – which would be the second in the U.S. and first to utilize a smaller-scale design model – at National Harbor, Maryland. We believe the addition of Sphere would drive significant economic, cultural and community benefits for the County, State, and region, and would provide unparalleled immersive experiences powered by advanced technologies.

A Continued Commitment to Innovation in Media. For more than 50 years, MSG Networks has been at the forefront of the industry, pushing the boundaries of regional sports coverage. We continually seek to enhance the value that our networks provide to viewers, advertisers, and distributors by utilizing state-of-the-art technology to deliver high-quality, best-in-class content and live viewing experiences. In June 2023, MSG Networks introduced MSG+, a DTC streaming product (replacing MSG GO), which allows subscribers to access MSG Network and MSG Sportsnet as well as on demand content on smartphones, tablets, computers and other devices. MSG+ is included in the Gotham Sports streaming product, as described below. MSG+ is available on a free, authenticated basis to subscribers of participating Distributors (as defined below) (including all of MSG Networks’ major Distributors), as well as for purchase on a DTC basis. In addition to monthly and annual DTC subscription options, MSG+ also offers single game purchases of MSG Networks’ NBA and NHL teams.
In January 2024, MSG Networks and YES Network (“YES”) announced the formation of Gotham Advanced Media and Entertainment, LLC (“GAME”), a 50/50 joint venture to capitalize on technical and operational synergies associated with YES’ and MSG Networks’ streaming services. GAME combines the streaming expertise of two of the largest regional sports networks in the country, and seeks to combine the collective insight, expertise and best-in-class technology not only to enhance MSG Networks’ and YES’ own streaming products, but also to offer other networks, teams and sports properties an efficient way to launch a state-of-the-art streaming service. In October 2024, through the GAME joint venture, the Gotham Sports streaming product was launched, which houses both MSG+ and the YES App, and which is currently available on various digital platforms, including web, mobile and connected TV platforms.

Our Business
Sphere
Sphere is an experiential medium powered by advanced technologies uniquely built for immersive experiences. The first Sphere venue opened in Las Vegas in September 2023. Key design features include:
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
•Sphere Immersive Sound – an advanced audio system that delivers crystal-clear, sound to every seat in Sphere through beamforming and wave field synthesis technology.
•4D multi-sensory technologies – which enable guests to feel experiences such as vibrations, wind, scent and changing temperatures that enhance storytelling.
These technologies come together to create a powerful platform, which we believe makes Sphere the venue of choice for a wide variety of content – including original immersive productions; concerts and residencies from the world’s biggest artists; and marquee sports and brand events. We have also deployed certain technology outside of Sphere. As an example, in November 2025 we introduced our advanced audio system – Sphere Immersive Sound – at Radio City Music Hall in New York, after previously introducing a version of the system at the Beacon Theatre in New York in July 2022.

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
Because of the transformative nature of Sphere, we believe there could be other markets — both domestic and international – where Sphere can be successful. The design of future Sphere venues will be flexible to accommodate a range of sizes and capacities – from large to smaller-scale – based on the needs of any individual market.
The Company and DCT Abu Dhabi are working together to bring Sphere to Abu Dhabi, United Arab Emirates. The venue is expected to be located in a prime location in Abu Dhabi and echo the scale of the 20,000-capacity Sphere in Las Vegas. Under the terms of the partnership, the Company receives a franchise initiation fee (a portion of which has been received) in connection with providing DCT Abu Dhabi the right to utilize our proprietary designs, technology, and intellectual property in building the venue. Construction will be funded by DCT Abu Dhabi, with our team of experts providing services related to development, construction, and pre-opening of the venue. Following the venue’s opening, we plan to maintain ongoing arrangements with DCT Abu Dhabi that are expected to include annual fees for creative and artistic content licensed by us, such as Sphere Experiences; use of Sphere’s brand, patents, proprietary technology, and intellectual property; and operational services related to venue operations and technology, as well as commercial and strategic advisory support.

In January 2026, the Company, the State of Maryland, Prince George’s County, and Peterson Companies announced our intent to develop a new Sphere venue – which would be the second in the U.S. and first to utilize a smaller-scale design model with 6,000 seats – at National Harbor, a premier destination in the Washington, D.C. metropolitan area. Any construction, development, financing and operation of a Sphere venue at National Harbor is contingent upon, among other things, negotiation and execution of definitive agreements, as well as receipt of certain governmental incentives and approvals from Prince George’s County and the State of Maryland.

As we continue to explore selectively extending the Sphere network to additional markets around the world, the Company’s intention is to utilize several options, such as joint ventures, equity partners, a managed venue or franchise model, sale-leaseback arrangements and debt financing.
See “Part II — Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations — Liquidity and Capital Resources — Sphere.”
Our Events

The Sphere Experience. A core content category at Sphere in Las Vegas is The Sphere Experience, which takes full advantage of Sphere’s experiential, technologies to engage the senses and transport audiences. The Sphere Experience can run multiple times a day, year-round and begins when guests enter the venue’s Atrium, where they can engage with a variety of immersive experiences.
The experience then continues to the main venue bowl to view an original immersive production. We are currently showing The Wizard of Oz at Sphere, which debuted in August 2025. The Wizard of Oz at Sphere is a fully immersive experience that uses all of Sphere’s advanced technologies to make audiences feel like they have stepped inside The Wizard of Oz, and showcases Sphere’s storytelling capabilities as an experiential medium. The experience uses technologies, including artificial intelligence and visual effects, to bring The Wizard of Oz to Sphere’s 160,000 square foot interior display plane and takes advantage of Sphere Immersive Sound’s 167,000 programmable speakers to direct sound around the venue. Multi-sensory 4D elements such as high-velocity wind arrays, atmospheric fog, towering fire bursts, and infrasound haptic seats, are leveraged to make audiences feel like they are in the experience alongside the characters. The Wizard of Oz at Sphere has earned both critical and commercial acclaim since opening, including being recognized by industry awards organizations for its technological innovation.

Prior to debuting The Wizard of Oz at Sphere, the venue had already launched two award-winning original productions. The first being Postcard from Earth, directed by Academy Award nominee, Darren Aronofsky. This original film earned critical acclaim for its captivating visuals and use of the venue’s immersive technologies, and offered a unique perspective on the beauty of life on earth. A second production, V-U2 An Immersive Concert Film, was directed by Morleigh Steinberg and U2’s The Edge and captured U2’s concert run at Sphere, allowing audiences to feel like they were at the live shows. This was also the first film ever to be shot entirely with Big Sky, the ultra-high-resolution proprietary camera system developed by Sphere Entertainment.

Live Entertainment: Our Company has deep industry relationships that drive the world’s biggest artists to Sphere in Las Vegas. Global rock band U2 opened Sphere in Las Vegas on September 29, 2023 and performed 40 shows through March 2024. After U2, multi-night runs from artists have included Phish; Dead & Company, which completed 48 shows at Sphere that spanned both 2024 and 2025; and Eagles, which began a multi-month residency at Sphere in September 2024 that is currently Sphere’s longest residency with 58 total shows scheduled through April 2026. The venue has also featured a wide range of artists and genres, including EDM, with Anyma and UNITY both playing multi-show runs; country, with Kenny Chesney and Zac Brown Band playing multi-show runs; and pop, with an extended residency from the Backstreet Boys spanning shows in 2025 and 2026. Upcoming artists scheduled to play the venue in 2026 cover a similarly wide range of genres, and include Illenium, Phish, No Doubt, and Kenny Chesney, in addition to the venue’s first Latin artist, Carin León.

Marquee Sporting and Brand Events: Sphere has hosted a broad array of live events, including the Formula 1 Las Vegas Grand Prix in November 2023, 2024 and 2025, as well as the 2024 NHL Draft, and bespoke brand events with premier companies. In September 2024, Sphere hosted UFC for the first-ever live sports event at Sphere. UFC 306, held at Sphere in Las Vegas on September 14, 2024, set a number of records, including highest-grossing UFC event of all time and highest-grossing single event at Sphere to-date.

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
MSG Networks
MSG Networks is an industry leader in sports production, content development and distribution. It includes two award-winning regional sports and entertainment networks, MSG Network and MSG Sportsnet, as well as its DTC authenticated streaming product, MSG+ (which is included in the Gotham Sports streaming product).

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
MSG Network and MSG Sportsnet had an average combined reach of approximately 2.9 million viewing subscribers (as of November 2025, the most recent available monthly information) in our Regional Territory, inclusive of annual and monthly subscribers to MSG+.
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
In January 2024 MSG Networks and YES announced the formation of GAME, a 50/50 joint venture aimed at capitalizing on technical and operational synergies associated with MSG Networks’ and YES’ streaming services. GAME combines the streaming expertise of two of the largest regional sports networks in the country, and seeks to combine the collective insight, expertise and best-in-class technology not only to enhance MSG Networks’ and YES’ streaming products, but also to offer other networks, teams and sports properties an efficient way to launch a state-of-the-art streaming service. In October 2024, through the GAME joint venture, the Gotham Sports streaming product was launched, which houses both MSG+ and the YES App, and which is currently available on various digital platforms, including web, mobile and connected TV platforms.
Intellectual Property
We create, own and license intellectual property in the countries in which we operate, have operated or intend to operate, and it is our practice to protect our trademarks, brands, copyrights, inventions and other original and acquired works. We have filed applications for many, and have registered some, of our trademarks in the United States and certain other countries in which we operate or intend to operate and/or promote Sphere. Additionally, we have filed and continue to file for patent protection in the countries where we operate or plan to operate, and we have been issued patents for key elements of Sphere. Our registrations and applications relate to trademarks and inventions associated with, among other of our brands, Sphere, The Sphere Experience, Exosphere, Sphere Studios, Sphere Immersive Sound and MSG Networks. We believe our ability to maintain and monetize our intellectual property rights, including the technology and content developed for Sphere, The Sphere Experience, MSG Networks (including our DTC and authenticated streaming product, MSG+, which is included in the Gotham Sports streaming product), and our brand logos, are important to our business, our brand-building efforts and the marketing of our products and services. We cannot predict, however, whether steps taken by us to protect our proprietary rights will be adequate to allow for registration, prevent misappropriation of these rights or protect against vulnerability to oppositions or cancellation actions due to non-use. See “— Item 1A. Risk Factors — Risks Related to Cybersecurity and Intellectual Property — We Have in the Past and May in the Future Become Subject to Infringement or Other Claims Relating to Our Content or Technology. ” and “— Theft of Our Intellectual Property May Have a Material Negative Effect on Our Business and Results of Operations.”
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
Our Community
Each year, the Company invites thousands of public-school students to Sphere for showings of The Sphere Experience. The Company also supports programs focused on STEAM (Science, Technology, Engineering, Arts, and Mathematics) education for young people in the community.
In 2024, Sphere launched the inaugural XO Student Design Challenge, an annual community collaboration between Sphere, the Clark County School District (“CCSD”), and the University of Nevada, Las Vegas (“UNLV”). The Student Design Challenge invites more than 100,000 Clark County, Nevada-based students – from elementary school to graduate school – to create art for the Exosphere, Sphere’s LED exterior, with eight students winning the opportunity to have their artwork displayed on the Exosphere. In addition, the four winners from CCSD high schools and the four winners from UNLV each receive a $10,000 educational scholarship from the Company. The four winners from CCSD elementary and middle schools each earn a $10,000 donation from the Company to their school’s art program, along with tickets for their entire school to attend The Sphere Experience. The Company announced the winners of the first annual challenge in July 2024, with the second annual Student Design Challenge winners announced in April 2025. The third annual Challenge is currently ongoing, with the winners expected to be announced in March 2026.
The Company is also dedicated to effecting positive change through other social impact and cause-related initiatives in the community, including distributing food to those in need, giving back-to-school supplies to young people, and other in-kind donations such as ticket donations to local non-profit organizations.

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
The data protection landscape continues to evolve in the United States. For example, California passed a comprehensive data privacy law, the California Consumer Privacy Act of 2018 (the “CCPA”), and numerous other states including New Jersey, Virginia, Colorado, Utah and Connecticut have also passed similar laws, and various additional states may do so in the near future. Additionally, the California Privacy Rights Act (the “CPRA”) imposes additional data protection obligations on covered businesses, including additional consumer rights procedures and obligations, limitations on data uses, new audit requirements for higher risk data, and constraints on certain uses of sensitive data. The majority of the CPRA provisions went into effect on January 1, 2023. Outside of the United States, the European Union’s General Data Protection Regulations (“GDPR”) impose data security and security breach obligations in the European Union. Additionally, at the federal level, our MSG Networks’ video content delivered via the Internet may in some cases be subject to the privacy requirements of the Video Privacy Protection Act (“VPPA”). Further, there are several legislative proposals in the United States, at both the federal and state level, that could impose new privacy and security obligations.
In addition, governmental authorities and private litigants continue to bring actions against companies for online collection, use, dissemination and security practices that are unfair or deceptive.
International Operations
Our international operations are subject to laws and regulations of the countries in which they operate, as well as international bodies, such as the European Union. We are subject to laws and regulations relating to, among other things, foreign privacy and data protection, such as the E.U. GDPR, currency and repatriation of funds, anti-money laundering, anti-bribery and anti-corruption, such as the U.S. Foreign Corrupt Practices Act and the U.K. Bribery Act, export controls and sanctions. These laws and regulations apply to the activities of the Company and, in some cases, to individual directors, officers and employees of the Company and agents acting on our behalf. Certain of these laws impose stringent requirements on how we can conduct our foreign operations and could place restrictions on our business and partnering activities.
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
Commercial Loudness
FCC rules require multichannel video programming distributors (“MVPDs”) to ensure that all commercials comply with specified volume standards, and certain of our affiliation agreements require us to certify compliance with such standards. Certain states have adopted, or are contemplating adopting, similar volume standards applicable to certain video content delivered via the Internet.
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
In addition, content providers (such as certain broadcast and cable networks) and new content developers, Distributors and syndicators are distributing programming directly to consumers on a DTC basis. In addition to existing DTC streaming services such as Amazon Prime, Hulu, Netflix, Apple TV+, Disney+, Max and Peacock, additional services have launched and more will likely launch in the near term, which may include sports-focused services that may compete with our networks for viewers and advertising revenue. For example, each of Fox (including Fox sports content) and ESPN launched their own DTC subscription streaming products in 2025 and similar offerings could be launched in the future that compete with our networks. Such DTC distribution of content has contributed to consumers eliminating or downgrading their pay television subscription, which results in certain consumers not receiving our programming networks. We introduced our own DTC product, MSG+, in June 2023 (which is included in the Gotham Sports streaming product), which provides consumers an alternative to accessing our programming through our Distributors, but there can be no assurance that we will successfully execute our strategy for such offering. In addition, the success of our DTC product depends on a number of factors, including competition from other DTC products, such as offerings from other regional sports networks. See “Item 1A. Risk Factors — Operational and Economic Risks — Our Businesses Face Intense and Wide-Ranging Competition That May Have a Material Negative Effect on Our Business and Results of Operations.” and “ Item 1A. Risk Factors — Risks Related to Our MSG Networks Business — We May Not Be Able to Adapt to New Content Distribution Platforms or to Changes in Consumer Behavior Resulting From Emerging Technologies, Which May Have a Material Negative Effect on Our Business and Results of Operations.”
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
Competition for Sports Programming Sources
Because the loyalty of the sports viewing audience to a sports programming network is primarily driven by loyalty to a particular team or teams, access to adequate sources of sports programming is particularly critical to our networks. In connection with the spinoff of MSG Sports from MSG Networks in September 2015 (the “2015 Sports Distribution”), MSG Networks entered into media rights agreements with the Knicks and Rangers providing MSG Networks with the exclusive live local media rights to their games. MSG Networks also has multi-year media rights agreements with the Islanders, Devils and Sabres. Our rights with respect to these professional teams may be limited in certain circumstances due to rules imposed by the leagues in which they compete. Our programming networks compete for telecast rights for teams or events principally with national or regional programming networks that specialize in, or carry, sports programming, local and national commercial broadcast television networks, independent syndicators that acquire and resell such rights nationally, regionally and locally, streaming outlets and other Internet and mobile-based distributors of programming. Some of our competitors may own or control, or are owned or controlled by, or otherwise affiliated with, sports teams, leagues or sports promoters, which gives them an advantage in obtaining telecast rights for such teams or sports. For example, the New York Yankees have an ownership interest in YES. Distributors may also contract directly with the sports teams in their local service areas for the right to distribute games on their platforms.
The increasing amount of sports programming available on a national basis, including pursuant to national media rights arrangements (e.g., NBA on ABC, ESPN, ESPN+, NBC, Peacock and Amazon, and NHL on ABC, ESPN, Hulu, ESPN+, TNT and HBO Max), as part of league-controlled sports programming networks (e.g., NBA TV and NHL Network), in out-of-market packages (e.g., NBA League Pass and NHL Center Ice/ESPN+), league and other websites, mobile applications and streaming outlets, may have an adverse impact on our competitive position as our programming networks compete for distribution and for viewers. For example, in July 2024, the NBA finalized new national media rights arrangements with Disney/ESPN, NBC Universal/Peacock, and Amazon, which beginning with the 2025-26 NBA season, increased the total number of NBA (and each team’s) games that can be selected for distribution by national broadcasters (which, for the 2025-26 NBA season, is expected to result in a reduction in the number of NBA games available for exclusive exhibition by our networks as compared to the 2024-25 NBA season).
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
Talent
As of December 31, 2025, we had approximately 1,100 full-time union and non-union employees and approximately 2,200 part-time union and non-union employees.
As of December 31, 2025, approximately 16% of our employees were subject to collective bargaining agreements (“CBAs”). Approximately 0% of those union employees are subject to CBAs that expired as of December 31, 2025 and approximately 14% are subject to CBAs that will expire by December 31, 2026 if they are not extended prior thereto. Labor relations can be volatile, though our current relationships with our unions taken as a whole are positive. We have from time to time faced labor action or had to make contingency plans because of threatened or potential labor actions.
We are committed to fostering a strong, inclusive workplace community where all employees feel supported, valued and empowered to grow. Our approach includes:
A culture of accountability
Our performance management practices promote transparency, accountability and alignment with our business goals. Through ongoing, actionable feedback and development-focused conversations, we support individual growth and recognize contributions at every level. Continuous learning is also promoted and supported through an online learning platform and tuition assistance.
Supporting total well-being
Our benefit offerings are designed to meet the range of needs of our diverse workforce and include: domestic partner coverage; medical, dental and vision plan options; life insurance benefits for the employee and their dependents; a 401k plan with employer match; an employee assistance program which also provides assistance with child and elder care resources; legal support; pet insurance; wellness programs and financial planning seminars. These resources are intended to support the physical, emotional and financial well-being of our employees.
Meaningful employee engagement programs
We invest in meaningful programming that builds connections, recognition and a sense of belonging across our workforce. From culture-focused campaigns and milestone celebrations to our employee resource groups and employee recognition, these efforts reinforce our shared purpose of bringing wonder to the world.

Financial Information about Segments and Geographic Areas
Substantially all revenues and assets of the Company’s reportable segments are attributed to or located in the United States. A majority of the Company’s revenues and assets are concentrated in the New York City metropolitan area and Las Vegas. Financial information by business segments for each of the years ended December 31, 2025 and 2024, the six months ended December 31, 2024 and 2023, and the years ended June 30, 2024 and 2023 is set forth in “Part II — Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations.” Financial information by business segments for the year ended December 31, 2025, the six months ended December 31, 2024 and the years ended June 30, 2024 and 2023 is set forth in “Part II — Item 8. Financial Statements and Supplementary Data — Consolidated Financial Statements — Notes to Consolidated Financial Statements — Note 20. Segment Information.”
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
Risks Related to Our Sphere Business
•The success of our Sphere business depends on the popularity of The Sphere Experience, as well as our ability to continue to attract advertisers and marketing partners, audiences to attend, and artists, entertainers and athletes to perform at, concerts, residencies and other events at Sphere in Las Vegas.
•Our Sphere initiative focuses on developing additional venues, which creates risks given the complexities of developing, constructing and operating such venues and the costs associated therewith.
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
Risks Related to Our MSG Networks Business
•If MSG Networks is unable to generate sufficient operating cash flows to repay outstanding borrowings under its term loan facility when they become due, it is expected that the outstanding debt thereunder would be accelerated and the lenders could foreclose upon the MSG Networks business.
•The success of our MSG Networks business depends on affiliation fees we receive under our affiliation agreements with our major Distributors, the loss of which would, or renewal of which on less favorable terms may, have a material negative effect on our business and results of operations.
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
•Our use of customer-facing artificial intelligence (“AI”) technologies may expose us to legal, regulatory, intellectual property, and reputational risks, including the risk that AI outputs or the underlying AI tools infringe or are alleged to infringe third-party intellectual property rights, which could result in customer claims, regulatory scrutiny, litigation, or harm to our business and results of operations.
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

Risks Related to Our Sphere Business
The Success of Our Sphere Business Depends on the Popularity of The Sphere Experience, as Well as Our Ability to Continue to Attract Advertisers and Marketing Partners, Audiences to Attend and Artists, Entertainers and Athletes to Perform at, Concerts, Residencies and Other Events at Sphere in Las Vegas. If The Sphere Experience Does Not Continue to Appeal to Customers or We Are Unable to Attract Advertisers and Marketing Partners, There Will be a Material Negative Effect on Our Business and Results of Operations.
The financial results of our Sphere business are largely dependent on the popularity of The Sphere Experience, which features original immersive productions that can run multiple times per day, year-round and are designed to utilize the full breadth of the venue’s experiential technologies. The Sphere Experience employs novel and transformative technologies for which there is no established basis of comparison, and there is an inherent risk that we may be unable to achieve the level of success appropriate for the significant investment involved. Fan and consumer tastes also change frequently and it is a challenge to anticipate what will be successful at any point in time. For example, prior to debuting The Wizard of Oz at Sphere, we had experienced a decline in the average revenues per show of The Sphere Experience since its opening on October 6, 2023 (and may experience such declines in the future). Should the popularity of The Sphere Experience not meet our expectations, our revenues from ticket sales, and concession and merchandise sales would be adversely affected, and we might not be able to replace the lost revenue with revenues from other sources. As a result of any of the foregoing, we may not be able to generate sufficient revenues to cover our costs, which could adversely impact our business and results of operations, the price of our Class A Common Stock and the value of our 3.50% Convertible Senior Notes due 2028 (the “3.50% Convertible Senior Notes”).
Currently, our Sphere business only has three original immersive productions, Postcard from Earth, V-U2 An Immersive Concert Film and The Wizard of Oz at Sphere. The risk of reliance on The Sphere Experience described above is exacerbated by the lack of availability of alternative content. If The Sphere Experience is not successful in continuing to attract guests, we may not have sufficient capital to develop additional original immersive productions. In that event, Sphere in Las Vegas may need to either rely on increased advertising and marketing revenues and the success of much more frequent third-party live entertainment offerings and marquee sporting and brand events to generate enough capital to develop additional original immersive productions and/or partner with third parties to develop and finance such productions.
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
The success of our Sphere business also depends upon our ability to offer immersive experiences that are popular with guests. While the Company believes that these experiential venues powered by advanced technologies will enable new experiences and innovative opportunities to engage with audiences, there can be no assurance that guests, artists, promoters, advertisers and marketing partners will continue to embrace this new platform. We contract with promoters and others to provide performers and events at Sphere and Sphere grounds. Although our concert performances have been popular with guests, there can be no assurances that future performances will achieve similar popularity. There may be a limited number of popular artists, groups or events that are willing to invest in and to take advantage of the immersive experiences and next generation technologies (which generally cannot be re-used in venues other than Sphere) or that can attract audiences to Sphere, and our business would suffer to the extent that we are unable to attract such artists, groups and events willing to perform at our venue.
Our Sphere Initiative Focuses on Developing Additional Venues, Which Creates Risks Given the Complexities of Developing, Constructing and Operating Such Venues and the Costs Associated Therewith.
The Company’s venue strategy is to create, build and operate Spheres, which consist of an experiential medium powered by advanced technologies. There is no assurance that the Sphere initiative will be successful. The complexities of the planning process for future Spheres create risks with respect to our Sphere initiative, which focuses on developing additional venues.
We completed construction of our first Sphere in Las Vegas in September 2023. The costs to build Sphere were substantial. While it is always difficult to provide a definitive construction cost estimate for large-scale construction projects, it was particularly challenging for one as unique as Sphere. In May 2019, the Company’s preliminary cost estimate for Sphere in Las Vegas was approximately $1.2 billion. This estimate was based only upon schematic designs for purposes of developing the Company’s budget and financial projections. The cost estimate for Sphere was subsequently increased a number of times during the course of the project and the final construction cost for Sphere in Las Vegas meaningfully exceeded the initial estimate. See Note 9. Property and Equipment, Net and Note 11. Leases to the consolidated financial statements included in Item 8 of this Form 10-K.
We are focused on creating a global network of Spheres and continue to explore domestic and international markets where these experiential venues are expected to be successful. The design of future Spheres will be flexible to accommodate a wide range of sizes and capacities — from large to smaller-scale — based on the needs of any individual market. While the Company self-funded the construction of Sphere in Las Vegas, the Company’s intention for future venues is to utilize several options, such as joint ventures, equity partners, a managed venue or franchise model, sale-leaseback arrangements and debt financing. For example, under the agreements relating to the construction, development and operation of Sphere Abu Dhabi, the Company is providing pre-construction and construction related services to DCT Abu Dhabi, with construction being funded by DCT Abu Dhabi. The Company has received and/or expects to continue to receive certain service fees, franchise fees and royalties in connection with such agreements but to the extent there are delays in connection with construction or completion of the project, the receipt of such fees could be delayed or materially impacted. Further, in January 2026, the Company, the State of Maryland, Prince George’s County, and Peterson Companies announced our intent to develop a new Sphere venue at National Harbor, Maryland, which would be the first Sphere to utilize a smaller-scale design model. Any construction, development, financing and operation of a Sphere venue at National Harbor is contingent upon, among other things, negotiation and execution of definitive agreements, as well as receipt of certain governmental incentives and approvals from Prince George’s County and the State of Maryland.
While we expect that these alternative funding arrangements for future Sphere venues may reduce upfront capital requirements relative to self-funding, there can be no assurance that the Company will be able to implement such alternative arrangements on terms favorable to us (or at all), or that such alternative arrangements will ultimately reduce the need to secure additional capital. In connection with the construction of future Sphere venues, the Company may need to obtain additional capital beyond what is available from cash-on-hand, available borrowings under the LV Sphere Revolving Credit Facility and cash flows from operations. There is no assurance that we would be able to obtain financing for any costs relating to any future venues on terms favorable to us or at all.

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
While the Company believes that these experiential venues will enable new experiences and innovative opportunities to engage with audiences, there can be no assurance that guests, artists, promoters, advertisers and marketing partners will continue to embrace this new platform. The substantial cost of building Sphere in Las Vegas, as well as the potential costs and/or financing needs with respect to future Spheres, may constrain the Company’s ability to undertake other initiatives during these multi-year construction periods. Given our strategy of using original immersive productions across multiple venues, our Sphere initiative may not be successful unless we can develop additional venues.
Our Sphere Business Strategy Includes the Development of The Sphere Experience and Related Original Immersive Productions, Which Could Require Us to Make Considerable Investments for Which There Can Be No Guarantee of Success.
As part of our Sphere business strategy, we have developed The Sphere Experience, including Postcard from Earth, V-U2 An Immersive Concert Film and The Wizard of Oz at Sphere, our first original immersive productions, and have commenced the development of additional original immersive productions, which will require significant upfront expense that may never result in a viable production, as well as investment in creative processes and personnel, commissioning and/or licensing of intellectual property from third parties, casting and advertising and may lead to dislocation of other alternative sources of entertainment that may have played in our venue absent these productions. We invested approximately $80 million to develop the first original immersive production, Postcard from Earth, and over $100 million to develop The Wizard of Oz at Sphere (which was our first original immersive production to use artificial intelligence), and there can be no assurances as to the cost of future immersive productions, which we expect to be significant. To the extent that any efforts at creating new immersive productions do not result in a viable offering, or to the extent that any such productions do not achieve expected levels of popularity among audiences, we may not recover the substantial expenses we previously incurred for non-capitalized investments, or may need to write-off all or a portion of capitalized investments. In addition, any delay in launching such productions could result in the incurrence of operating costs which may not be recouped.
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
On June 27, 2025, MSG Networks and certain of its subsidiaries, including MSGN Holdings, L.P. (“MSGN L.P.”), as borrower, entered into a second amended and restated credit agreement (the “A&R MSGN Credit Agreement”) providing for a $210 million term loan facility (the “MSGN Term Loan Facility”), which matures on December 31, 2029. See “Part II — Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations — Factors Affecting Comparability — MSG Networks Debt Restructuring” of this Form 10-K. As of December 31, 2025, the principal balance outstanding under the MSGN Term Loan Facility was $158.9 million, which was further reduced to $153.5 million in January 2026 following a $5.5 million mandatory cash sweep payment based on excess cash as of December 31, 2025. Under the terms of the MSGN Term Loan Facility, amortization payments of $10 million are due each quarter.
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
Our MSG Networks Business Depends on Affiliation Fees We Receive Under Our Affiliation Agreements With Our Distributors. Failure to Renew Our Major Distributor Agreements Would, or Renewal on Less Favorable Terms Could, Have a Material Negative Effect on Our Business and Results of Operations.
MSG Networks depends upon affiliation relationships with a limited number of Distributors and the license fees we receive under those affiliation agreements. Existing affiliation agreements with major Distributors expire during each of the next several years, including during calendar year 2026, and we cannot provide assurances that we will be able to renew these affiliation agreements or obtain terms as attractive as our existing agreements in the event of a renewal. For example, in connection with renewals, Distributors have modified, and we expect they will continue to seek to modify, the packaging terms that impact the tiers on which our programming networks are offered. Any such modification or non-renewal with a major Distributor would materially impact the number of subscribers that receive our programming networks, result in a material negative effect on MSG Networks’ affiliation revenues, operating income and adjusted operating income. For example, MSG Networks’ affiliation agreement with Altice USA (“Altice”), one of its major Distributors, expired on December 31, 2024, and as a result, the Company’s networks were not carried by

Altice from January 1, 2025 through February 21, 2025. On February 22, 2025, MSG Networks and Altice entered into a multi-year renewal of the MSG Networks affiliation agreement and Altice resumed carriage of the Company’s networks. Prior to that, MSG Networks was not able to renew its affiliation agreement with Comcast when it expired in September 2021, which caused a reduction in annual affiliation revenue, operating income and adjusted operating income.
Affiliation fees constitute a significant majority of our MSG Networks revenues and substantially all of our affiliation fee revenue comes from our top four Distributors. Changes in affiliation fee revenues generally result from a combination of changes in Distributor affiliation rates and/or changes in subscriber counts. Reductions in the license fees that we receive per subscriber or in the number of subscribers for which we are paid, including as a result of a loss of or reduction in carriage of our programming networks or a loss of subscribers by one or more of our Distributors, have in the past adversely affected and will in the future adversely affect our affiliation fee revenue (e.g., the non-renewal with Comcast). For example, our distribution revenue declined $73.6 million in 2025 compared to 2024 (which included the absence of revenues from Altice during the non-carriage period from January 1, 2025 through February 21, 2025). Subject to the terms of our affiliation agreements, Distributors from time to time introduce, market and/or modify tiers of programming networks that impact the number of subscribers that receive our programming networks, including tiers of programming that may exclude our networks. Any loss or reduction in carriage would also decrease the potential audience for our programming, which could adversely affect our advertising revenues. See “—If the Rate of Decline in the Number of Subscribers to Traditional MVPD Services Increases or These Subscribers Shift to Other Services or Bundles That Do Not Include the Company’s Programming Networks, There May Be a Material Negative Effect on the Company’s Affiliation Revenues.”
Following the launch of MSG+, a DTC and authenticated streaming offering (which is included in the Gotham Sports streaming product), which is available on a free, authenticated basis to subscribers of participating Distributors (including all of MSG Networks’ major Distributors), as well as for purchase by viewers on a DTC basis through monthly and annual subscriptions, as well as single game purchases, distribution revenue for our MSG Networks segment now includes both affiliation fee revenue earned from Distributors for the right to carry the Company’s networks as well as revenue earned from DTC subscriptions and single game purchases. Losses in monthly DTC subscribers, including during the off-season, would adversely affect our distribution revenues.
Our affiliation agreements generally require us to meet certain content criteria, such as minimum thresholds for professional event telecasts throughout the calendar year on our networks. The impacts of the NBA and NHL national broadcast agreements, including the new NBA agreements that began with the 2025-26 NBA season, are expected to result in fewer professional event telecasts of our teams made available to us for exhibition by our networks as compared to prior seasons, and could impact our ability to meet these criteria. If we do not meet these criteria, remedies may be available to our Distributors, such as fee reductions, rebates or refunds and/or termination of these agreements in some cases. For example, we recorded $10.7 million in Fiscal Year 2022 for affiliate rebates as a result of impacts from the COVID-19 pandemic and related league and government actions.
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
Occasionally, we may have disputes with Distributors over the terms of our affiliation agreements. If not resolved through business discussions, such disputes could result in administrative complaints, litigation and/or actual or threatened termination of an existing agreement. The loss of any of our major Distributors, the failure to renew on terms as attractive as our existing agreements (or to do so in a timely manner) or disputes with our counterparties relating to the interpretation of their agreements with us, could result in our inability to generate sufficient revenues to perform our obligations under our agreements or otherwise materially negatively affect our business and results of operations.
Given That We Depend on a Limited Number of Distributors for a Significant Portion of Our MSG Networks Revenues, Further Industry Consolidation Could Adversely Affect Our Business and Results of Operations.
The pay television industry is highly concentrated, with a relatively small number of Distributors serving a significant percentage of pay television subscribers that receive our programming networks, thereby affording the largest Distributors significant leverage in their relationship with programming networks, including ours. Substantially all of our affiliation fee revenue comes from our top four Distributors. Further consolidation in the industry could reduce the number of Distributors available to distribute our programming networks and increase the negotiating leverage of certain Distributors, which could adversely affect our revenue. For example, FuboTV Inc. and The Walt Disney Company recently announced the entry into a definitive agreement for Disney to combine its Hulu + Live TV business with Fubo, forming a combined virtual MVPD company. Additionally, Charter Communications, Inc. and Cox Enterprises, Inc. recently announced that they have entered into a definitive agreement for Cox to combine its residential cable business with Charter. In some cases, if a Distributor is acquired, the affiliation agreement of the acquiring Distributor will govern following the acquisition. In those circumstances, the acquisition of a Distributor that is a party to one or more affiliation agreements with us on terms that are more favorable to us than that of the acquirer could have a material negative impact on our business and results of operations.

We May Not Be Able to Adapt to New Content Distribution Platforms or to Changes in Consumer Behavior Resulting From Emerging Technologies, Which May Have a Material Negative Effect on Our Business and Results of Operations.
We must successfully adapt to technological advances in our industry and the manner in which consumers watch sporting events, including the emergence of alternative distribution platforms. Our ability to exploit new distribution platforms and viewing technologies may affect our ability to maintain and/or grow our business. Emerging forms of content distribution provide different economic models and compete with current distribution methods in ways that are not entirely predictable. Such competition has reduced and could continue to reduce demand for our programming networks or for the offerings of our Distributors and, in turn, reduce our revenue from these sources. Content providers (such as certain broadcast and cable networks) and new content developers, Distributors and syndicators are distributing programming directly to consumers on a DTC basis. In addition to existing subscription DTC streaming services such as Amazon Prime, Hulu, Netflix, Apple TV+, Disney+, ESPN+, HBO Max and Peacock and FAST channels that are offered directly to consumers at no cost, additional services have launched and more will likely launch in the near term, which may include sports-focused services that may compete with our networks for viewers and advertising revenue. For example, each of Fox (including Fox sports content) and ESPN launched their own DTC subscription streaming products in 2025 and similar offerings could be launched in the future that compete with our networks. DTC distribution of content has contributed to consumers eliminating or downgrading their pay television subscription, which results in certain consumers not receiving our programming networks. If we are unable to offset this loss of subscribers through incremental distribution of our networks (including through MSG Networks’ DTC offering, MSG+, which is included in the Gotham Sports streaming product) or through rate increases or other revenue opportunities, our business and results of operations will be adversely affected. Gaming, television and other console and device manufacturers, Distributors and others, such as Microsoft, Apple and Roku, are offering and/or developing technology to offer video programming, including in some cases, various DTC platforms.
Such changes have impacted and may continue to impact the revenues we are able to generate from our traditional distribution methods, by decreasing the viewership of our programming networks and/or by making advertising on our programming networks less valuable to advertisers.
In order to respond to these developments, we have in the past needed, and may in the future need, to implement changes to our business models and strategies and there can be no assurance that any such changes will prove to be successful or that the business models and strategies we develop will be as profitable as our current business models and strategies. For example, in January 2023, we introduced MSG SportsZone, a FAST channel, and in June 2023, we launched our DTC product, MSG+, which is included in the Gotham Sports streaming product launched in connection with our joint venture with YES, but there can be no assurance that we will successfully execute our strategies therefor. In addition, the success of our DTC product may depend on a number of factors, including our ability to: (i) acquire and maintain DTC rights from the professional sports teams and/or leagues we currently air on our networks; (ii) appropriately price our offering; (iii) offer competitive content and programming; and (iv) ensure our DTC technology operates efficiently. If we fail to adapt to emerging technologies, our appeal to Distributors and our targeted audiences might decline, which could have a material adverse impact on our business and results of operations.
If the Rate of Decline in the Number of Subscribers to Traditional MVPD Services Continues or These Subscribers Shift to Other Services or Bundles That Do Not Include the Company’s Programming Networks, There May Be a Material Negative Effect on the Company’s Distribution Revenues.
During the last few years, the number of subscribers to traditional MVPD services in the U.S. has been declining. In addition, Distributors have introduced, marketed and/or modified tiers or bundles of programming that have impacted the number of subscribers that receive our programming networks, including tiers or bundles of programming that exclude our programming networks, and may continue to do so in the future. As a result of these factors, MSG Networks has experienced a decrease in subscribers in each of the last several fiscal years, including a 13% decrease in 2025, which has adversely affected our operating results.
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
Our MSG Networks business is dependent upon media rights agreements with professional sports teams. On June 27, 2025, in connection with the MSG Networks debt restructuring (see “Part II — Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations — Factors Affecting Comparability— MSG Networks Debt Restructuring” of this Form 10-K), the media rights agreements between MSG Networks, on the one hand, and the Knicks and the Rangers, on the other hand, were amended to (among other things) reduce the rights fees payable by MSG Networks and reduce the term of those agreements to expire after the 2028-29 NBA and NHL seasons, respectively, subject to a right of first refusal in favor of MSG Networks. MSG Networks also entered into amendments with certain other professional sports teams that provide for, among other matters, reductions in the annual rights fees payable to such teams. The rights agreements with the other professional sports teams have varying expirations over the next six NHL seasons.
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
Even if we are able to renew our media rights agreements, the Company’s results could be adversely affected if our obligations under our media rights agreements prove to be outsized relative to the revenues our MSG Networks segment is able to generate (which may be affected by the number of subscribers to our programming networks or the level of our affiliation and/or advertising revenues). Our media rights agreements with professional sports teams have varying terms and include significant obligations. If we are not able to generate sufficient revenues, including due to a loss of any of our major Distributors, a decrease in the number of subscribers, or failure to renew affiliation agreements on terms as attractive as our existing agreements, we may be unable to renew media rights agreements on acceptable terms, or to perform our obligations under our existing media rights agreements, including making payments thereunder, which could lead to a default under those agreements and the potential loss of such media rights, which could materially negatively affect our business and results of operations. In recent years, certain regional sports networks have experienced financial difficulties. For example, Diamond Sports Group, LLC (now Main Street Sports Group, “Diamond”), which licenses and distributes sports content in a number of regional markets, filed for protection under Chapter 11 of the bankruptcy code in March 2023 and completed its reorganization in January 2025. In connection with Diamond’s bankruptcy proceedings and reorganization plan, a number of Diamond’s pre-existing media rights agreements with NHL, NBA and MLB teams were either rejected, substantially modified or expired without renewal. As a result, Diamond emerged from its bankruptcy proceedings controlling the media rights to

29 teams (compared to 42 teams prior to its bankruptcy). Despite emerging from such bankruptcy proceedings, Diamond reportedly continues to face financial difficulties, and as of the date hereof, various media reports have indicated that Diamond has missed its scheduled rights fee payments to certain MLB teams under Diamond’s media rights agreements with such teams, and it has been reported that as a result, Diamond has lost (or could lose) control of the media rights to those teams for the 2026 MLB season.
Moreover, the value of our media rights agreements may also be affected by various league decisions and/or league agreements that we may not be able to control, including a decision to alter the number of games played during a season or the number of team games that can be selected by national broadcasters (which could reduce the number of games available for exclusive exhibition by our networks). The value of our media rights could also be affected, or we could lose such rights entirely, if a team is liquidated, undergoes reorganization in bankruptcy or relocates to an area where it is not possible or commercially feasible for us to continue to distribute games. Any loss or diminution in the value of rights could impact the extent of the sports coverage offered by us and could materially negatively affect our business and results of operations. In addition, our affiliation agreements generally include certain remedies in the event our networks fail to include a minimum number of professional event telecasts, and, accordingly, any loss of rights could materially negatively affect our business and results of operations.
The Actions of the NBA and NHL May Have a Material Negative Effect on Our MSG Networks Business and Results of Operations.
The governing bodies of the NBA and the NHL have imposed, and may impose in the future, various rules, regulations, guidelines, bulletins, directives, policies and agreements (collectively, “League Rules”) that we may not be able to control, which could affect the value of our media rights agreements, including a decision to alter the number of games played during a season or the number of team games that can be selected by national broadcasters (which could reduce the number of games available for exclusive exhibition by our networks). For example, due to the COVID-19 pandemic and related government actions, decisions made by the NBA and NHL affected, and in the future could affect, our ability to produce and distribute live sports games on our networks. See “—Operational and Economic Risks—Our Operations and Operating Results Have Been, and May in the Future Be, Materially Impacted by a Pandemic or Another Public Health Emergency, Such as the COVID-19 Pandemic.” In addition, in July 2024, the NBA finalized new national media rights arrangements with Disney/ESPN, NBC Universal/Peacock, and Amazon, which beginning with the 2025-26 NBA season, increased the total number of NBA (and each team’s) games that can be selected for distribution by national broadcasters (which, for the 2025-26 NBA season, is expected to result in a reduction in the number of NBA games available for exclusive exhibition by our networks as compared to the 2024-25 NBA season). Each league also imposes rules that define the territories in which we may distribute games of the teams in the applicable league. Changes to these rules or other League Rules, or the adoption of new League Rules, could have a material negative effect on our business and results of operations.
Our MSG Networks Business is Substantially Dependent on the Popularity of the NBA and NHL Teams Whose Media Rights We Control.
Our MSG Networks segment has historically been, and we expect will continue to be, dependent on the popularity of the NBA and NHL teams whose local media rights we control and, in varying degrees, those teams achieving on-court and on-ice success, which can generate fan enthusiasm, resulting in increased viewership and advertising revenues, and which could also offset or reduce loss of DTC subscribers. Furthermore, success in the regular season may qualify a team for participation in the post-season, which generates increased excitement and interest in the teams, which can improve viewership and advertising revenues, and which could also offset or reduce loss of DTC subscribers.
Some of our teams have not participated in the post-season for extended periods of time, and may not participate in the post-season in the future. For example, the Sabres have not qualified for the post-season since the 2010-11 NHL season and the Rangers and Islanders did not qualify for the post-season following the 2024-25 NHL season. In addition, if a team declines in popularity or fails to generate fan enthusiasm, this may negatively impact the terms on which our affiliate agreements are renewed. There can be no assurance that any sports team will generate fan enthusiasm or compete in post-season play and the failure to do so could result in a material negative effect on our business and results of operations.
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
We are highly leveraged with a significant amount of debt and we may continue to incur additional debt in the future. As of December 31, 2025, the balance of our consolidated debt outstanding was approximately $830.4 million. As a result of our indebtedness, we are required to make interest and principal payments on our indebtedness, including mandatory quarterly amortization payments pursuant to the terms of the A&R MSGN Credit Agreement, that are significant in relation to our revenues and cash flows. See “—Risks Related to Our MSG Networks Business — If MSG Networks Is Unable to Generate Sufficient Operating Cash Flows to Repay Outstanding Borrowings Under its Term Loan Facility When They Become Due, it is Expected That the Outstanding Debt Thereunder Would Be Accelerated and the Lenders Could Foreclose Upon the MSG Networks Business.” These payments reduce our earnings and cash available for other potential business purposes. Furthermore, our average borrowing rate has in the past increased and could in the future increase if interest rates increase because our indebtedness bears interest at floating rates, if we are in default and have to pay a higher rate or to the extent we refinance existing debt with higher cost debt, which occurred in connection with the refinancing of MSG Networks’ indebtedness. This leverage also exposes us to significant risk by limiting our flexibility in planning for, or reacting to, changes in our business (whether through competitive pressure or otherwise), the entertainment and video programming industries and the economy at large. Although our cash flows could decrease in these scenarios, our required payments in respect of indebtedness would not decrease.
Certain subsidiaries of MSG Networks, including MSGN L.P., had senior secured credit facilities pursuant to a credit agreement (as amended and restated on October 11, 2019, and as further amended from time to time prior to June 27, 2025, the “Prior MSGN Credit Agreement”) providing for (i) an initial $1.1 billion term loan facility and (ii) a $250 million revolving credit facility. The outstanding principal amount under the Prior MSGN Credit Agreement of $829.1 million matured without repayment on October 11, 2024, and an event of default occurred pursuant to the Prior MSGN Credit Agreement due to MSGN L.P.’s failure to make payment of the outstanding principal amount on the maturity date. After a series of forbearances from the lenders under the Prior MSGN Credit Agreement, on June 27, 2025, MSG Networks and certain of its subsidiaries, including MSGN L.P., as borrower, entered into the A&R MSGN Credit Agreement providing for the $210 million MSGN Term Loan Facility, which matures on December 31, 2029. All obligations under the A&R MSGN Credit Agreement are guaranteed by MSG Networks, MSGN Eden, LLC, an indirect, wholly-owned subsidiary of the Company and the general partner of MSGN L.P. (“MSGN Eden”), Regional MSGN Holdings LLC, an indirect, wholly-owned subsidiary of the Company and the limited partner of MSGN L.P. (“Regional MSGN”), Rainbow Garden Corp., a wholly-owned subsidiary of MSG Networks (collectively with MSG Networks, MSGN Eden and Regional MSGN, the “MSGN Holdings Entities”) and MSGN L.P.’s direct and indirect domestic subsidiaries that are not designated as unrestricted subsidiaries (the “MSGN Subsidiary Guarantors” and, together with the MSGN Holdings Entities, the “MSGN Guarantors”) and secured by certain of the assets of MSGN L.P. and each MSGN Guarantor (collectively, “MSGN Collateral”), including, but not limited to, a pledge of the equity interests in MSGN L.P. held directly by the MSGN Holdings Entities and the equity interests in each MSGN Subsidiary Guarantor held directly or indirectly by MSGN L.P. None of the Company, Sphere Entertainment Group or the

subsidiaries of Sphere Entertainment Group are parties to the MSGN Term Loan Facility. See “Part II — Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations — Factors Affecting Comparability — MSG Networks Debt Restructuring” of this Form 10-K.
On December 22, 2022, MSG Las Vegas, LLC (“MSG LV”), entered into a credit agreement providing for a five-year, $275 million senior secured term loan facility (as amended prior to January 29, 2026, the “2022 LV Sphere Term Loan Facility”). All obligations under the 2022 LV Sphere Term Loan Facility were guaranteed by Sphere Entertainment Group. None of the Company, MSG Networks, MSGN L.P. or any of the subsidiaries of MSGN L.P. were parties to the 2022 LV Sphere Term Loan Facility.
On January 29, 2026, MSG LV entered into entered into a credit agreement, which refinanced in full the 2022 LV Sphere Term Loan Facility. The new credit agreement provides for (i) a $275 million senior secured term loan facility (the “2026 LV Sphere Term Loan Facility”), the proceeds of which were used to refinance the 2022 LV Sphere Term Loan Facility, and (ii) a senior secured revolving credit facility in the maximum principal amount of $275 million (the “2026 LV Sphere Revolving Credit Facility” and collectively, the “2026 LV Sphere Facilities”), the proceeds of which are expected to be used for working capital and general corporate purposes, including distributions to the Sphere Entertainment Group. All obligations under the 2026 LV Sphere Facilities are guaranteed by Sphere Entertainment Group. None of the Company, MSG Networks, MSGN L.P. or any of the subsidiaries of MSGN L.P. are parties to the 2026 LV Sphere Term Loan Facility.
On December 8, 2023, the Company completed a private unregistered offering of approximately $259 million in aggregate principal amount of its 3.50% Convertible Senior Notes due 2028 (the “3.50% Convertible Senior Notes”).
Our ability to have sufficient liquidity to fund our operations, including the creation of content, and to service our indebtedness is dependent on the ability of Sphere to generate significant positive cash flow. There can be no assurance that guests, artists, promoters, advertisers and marketing partners will continue to embrace this platform and that Sphere will generate revenue and adjusted operating income in line with our expectations. Original immersive productions, such as Postcard From Earth, V-U2 An Immersive Concert Film and The Wizard of Oz at Sphere have not been previously pursued on the scale of Sphere, which increases the uncertainty of our operating expectations. To the extent that our efforts do not result in viable shows, or to the extent that any such productions do not achieve expected levels of popularity among audiences, we may not generate the cash flows from operations necessary to fund our operations. Our future operating performance, to a certain extent, is subject to general economic conditions, recession, fears of recession, financial, competitive, regulatory and other factors that are beyond our control. To the extent we do not realize expected cash flows from operations from Sphere, we would have to take several actions to improve our financial flexibility and preserve liquidity, including significant reductions in both labor and non-labor expenses as well as reductions and/or deferrals in capital spending. Therefore, while we currently believe we will have sufficient liquidity from cash and cash equivalents and cash flows from operations (including expected cash flows from operations from Sphere) to fund our operations, no assurance can be provided that our liquidity will be sufficient in the event any of the preceding uncertainties facing Sphere are realized over the next 12 months.
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
The terms of the indenture governing the 3.50% Convertible Senior Notes (the “Indenture”) do not restrict us from incurring additional indebtedness, including secured indebtedness. As of December 31, 2025, (i) the principal balance of the Company’s indebtedness (excluding subsidiaries) was approximately $258.8 million under the 3.50% Convertible Senior Notes and (ii) the balance of indebtedness of the Company’s subsidiaries was $578.7 million, all of which is senior secured indebtedness. If we incur secured indebtedness and such secured indebtedness is either accelerated or becomes subject to a bankruptcy, liquidation or reorganization, our assets would be used to satisfy obligations with respect to the indebtedness secured thereby before any payment could be made on the 3.50% Convertible Senior Notes that are not similarly secured. The Indenture also does not restrict our subsidiaries from incurring additional debt, which would be structurally senior to the 3.50% Convertible Senior Notes. If new debt or other liabilities are added to our current debt levels, the related risks that we now face could intensify. Our Credit Facilities restrict the ability of our subsidiaries to incur additional indebtedness, including secured indebtedness, but if the facilities mature or are repaid, our subsidiaries may not be subject to such restrictions under the terms of any subsequent indebtedness.
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
Our Sphere business has been characterized by significant expenditures for properties, businesses, renovations and productions. We may require additional financing to fund our planned capital expenditures, as well as other obligations and our ongoing operations. In the future, we may engage in transactions that depend on our ability to obtain funding. For example, as we extend Sphere beyond Las Vegas, our intention is to utilize several options, such as joint ventures, equity partners, a managed venue or franchise model, sale-leaseback arrangements and debt financing. There is no assurance that we will be able to successfully complete these plans.
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
We incurred operating losses of approximately $230 million, $261 million, $341 million, $273 million and $166 million for 2025, the Transition Period and Fiscal Years 2024, 2023 and 2022, respectively. We expect these significant operating losses to continue. In addition, we have in prior periods incurred operating losses and negative cash flow. There is no assurance that we will have operating income, adjusted operating income, or positive cash flow in the future. Significant operating losses may limit our ability to raise necessary financing, or to do so on favorable terms, as such losses could be taken into account by potential investors and lenders.
Material Impairments in The Value of Our Long-Lived Assets and Goodwill Could Negatively Affect Our Business and Results of Operations.
We regularly review our long-lived assets and goodwill for potential impairment. Long-lived assets, including property and equipment, right-of-use lease assets and intangible assets that are amortized, are reviewed when there is an indication of potential impairment. Impairments could be an indicator of significant declines in the expected performance of our asset groups and reporting units and could negatively affect our business. We currently test goodwill annually for impairment as of August 31st and at any time upon the occurrence of certain events or substantive changes in circumstances. We perform our goodwill impairment tests at the level of our two reporting units, Sphere and MSG Networks. In assessing the carrying value of our long-lived assets and goodwill, we make estimates and assumptions regarding a variety of factors, including, but not limited to, projected future cash flows, discount rates, cost-based assumptions and appropriate market comparables. These estimates are made at a specific point in time, based on relevant information, are subjective in nature and involve significant uncertainties and judgments and therefore cannot be determined with precision. Changes in assumptions could significantly affect the estimates. There are inherent uncertainties related to these factors and management’s judgment in applying these factors, and, if these estimates or related assumptions change in the future, we may be required to record impairment charges related to our long-lived assets. For example, in connection with the performance of the Company’s annual goodwill impairment test as of August 31, 2025, the Company recorded a non-cash goodwill impairment charge of $65.4 million for the MSG Networks reporting unit as a result of the projected declines in the reporting unit’s business. See “Part II — Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations — Recently Issued Accounting Pronouncements and Critical Accounting Estimates — Impairment of Goodwill” of this Form 10-K.
In addition, changes to our business, unexpected significant declines in our operating results, further deterioration in the business environment for regional sports networks or the outlook for our regional sports networks or changes in our strategic goals or business direction could require us to evaluate the recoverability of our goodwill or our long-lived and indefinite lived-assets prior to our next annual assessment. These types of events have in the past resulted, and could again in the future result, in impairment charges, which have in the past negatively affected, and could in the future negatively affect, our results of operations. For example, on December 31, 2024, MSG Networks’ affiliation agreement with Altice, one of its major Distributors, expired on December 31, 2024, and as a result, the Company’s networks were not carried by Altice from January 1, 2025 through February 21, 2025. On February 22, 2025, MSG Networks and Altice entered into a multi-year renewal of the MSG Networks affiliation agreement and Altice resumed carriage of the Company’s networks. In light of changes affecting the MSG Networks reporting unit and the programming industry, the Company concluded that a triggering event had occurred for the reporting unit as of December 31, 2024, and performed an interim quantitative impairment test. As a result, the Company recorded a non-cash impairment charge of $61.2 million as of December 31, 2024 within the MSG Networks reporting unit. In addition, during the second quarter of Fiscal Year 2024, we recorded an impairment charge of $116.5 million in connection with our decision in November 2023 to no longer pursue the development of a Sphere in London.
The Company continues to closely monitor the performance and fair value of its MSG Networks reporting unit. A significant adverse change in market factors or the business outlook for the MSG Networks reporting unit could further negatively impact the fair value of our MSG Networks reporting unit and result in a goodwill impairment at that time. For more information on the valuation of long-lived assets and goodwill, see “Part II — Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations — Recently Issued Accounting Pronouncements and Critical Accounting Estimates — Impairment of Goodwill” of this Form 10-K.
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
Sphere business. The success of our Sphere business is largely dependent on the success of The Sphere Experience, which features first-of-its-kind immersive productions that can run multiple times per day, year-round and are designed to utilize the full breadth of the venue’s advanced technologies. The Sphere Experience employs novel and transformative technologies for which there is no established basis of comparison, and there is an inherent risk that we may be unable to achieve the level of success we are expecting, which could have a material negative impact on our business and results of operations. Additionally, our Sphere business is also dependent on our ability to continue to attract advertisers and marketing partners and we compete with other venues and companies for signage and digital advertising dollars. The degree and extent of competition for advertising dollars will depend on our pricing, reach and audience demographics, among others. Should the popularity of The Sphere Experience or our advertising assets not meet our expectations, our revenues from ticket sales, concession and merchandise sales and advertising would be adversely affected, and we might not be able to replace the lost revenue with revenues from other sources. As a result of any of the foregoing, we may not be able to generate sufficient revenues to cover our costs, which could adversely impact our business and results of operations and the price of our Class A Common Stock and the value of the 3.50% Convertible Senior Notes.
In addition, our Sphere business is highly sensitive to customer tastes and depends on our ability to continue to attract concert residencies, marquee sporting events, brand and other events to our venue, competition for which is intense, and in turn, the ability of performers to attract strong attendance. For example, Sphere competes with other entertainment options in the Las Vegas area, which is a popular entertainment destination.
While the Company believes that these experiential venues enable new experiences and innovative opportunities to engage with audiences, there can be no assurance that guests, artists, promoters, advertisers and marketing partners will continue to embrace this new platform. We contract with promoters and others to provide performers and events at Sphere and Sphere grounds. There may be a limited number of popular artists, groups or events that are willing to take advantage of the immersive experiences and next generation technologies (which cannot be re-used in other venues) or that can attract audiences to Sphere, and our business would suffer to the extent that we are unable to attract such artists, groups and events willing to perform at our venue.
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
In June 2023, we launched a DTC streaming offering, MSG+ (which is included in the Gotham Sports streaming product launched as part of MSG Networks’ joint venture with YES), which provides consumers an alternative to accessing our programming through our Distributors, but there can be no assurance that we will successfully execute our strategy for such offering. In addition, the success of our DTC offering depends on a number of factors, including competition from other DTC products, such as offerings from other regional sports networks.
The extent to which competitive programming, including NBA and NHL games, are available on other programming networks and distribution platforms can adversely affect our competitive position. The increasing amount of sports programming available on a national basis, including pursuant to national media rights arrangements (e.g., NBA on ABC, ESPN, ESPN+, NBC, Peacock and Amazon, and NHL on ABC, ESPN, Hulu, ESPN+, TNT and HBO Max), as part of league-controlled sports programming networks (e.g., NBA TV and NHL Network), in out-of-market packages (e.g., NBA League Pass and NHL Center Ice/ESPN+), league and other websites, mobile applications and streaming outlets, may have an adverse impact on our competitive position as our programming networks compete for distribution and for viewers. For example, in July 2024, the NBA finalized new national media rights arrangements with Disney/ESPN, NBC Universal/Peacock and Amazon, which beginning with the 2025-26 NBA season, increased the total number of NBA (and each team’s) games that can be selected for distribution by national broadcasters (which, for the 2025-26 season, is expected to result in a reduction in the number of NBA games available for exclusive exhibition by our networks as compared to the 2024-25 season). The competitive environment in which our MSG Networks business operates may also be affected by technological developments. It is difficult to predict the future effect of technology on our competitive position. With respect to advertising services, factors affecting the degree and extent of competition include prices, reach and audience demographics, among others. Some of our competitors are large companies that have greater financial resources available to them than we do, which could impact our viewership and the resulting advertising revenues.
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
Our business depends upon the ability and willingness of consumers and businesses to purchase tickets and license suites at Sphere, spend on food and beverages and merchandise, subscribe to packages of programming that includes our networks, and drive continued advertising, marketing partnership and affiliate fee revenues, and these revenues are sensitive to general economic conditions, recession, fears of recession and consumer behavior, including due to the impacts of tariffs. Further, the live entertainment industry is often affected by changes in consumer tastes, national, regional and local economic conditions, discretionary spending priorities, demographic trends, traffic patterns and the type, number and location of competing businesses. These risks are exacerbated in our business in light of the fact that we only have one operational venue in Las Vegas, which is dependent on tourism travel for its success.
Consumer and corporate spending has in the past declined and may in the future decline at any time for reasons beyond our control. The risks associated with our businesses generally become more acute in periods of a slowing economy or recession, which may be accompanied by reductions in corporate sponsorship and advertising and decreases in attendance at events at our venue, among other things. In addition, inflation has resulted in and may continue to result in increased operational costs, including labor costs. Volatility in, and uncertainty regarding inflation rates, as well as continued elevated interest rates in response to concerns about inflation may have the effect of further increasing economic uncertainty and heightening these risks. As a result, instability and weakness of the U.S. and global economies, including due to the effects caused by disruptions to financial markets, inflation, recession, high unemployment, the imposition of tariffs, geopolitical events, including any prolonged effects caused by the COVID-19 pandemic or other similar outbreak or public health emergency, and the resulting negative effects on consumers’ and businesses’ discretionary spending, have in the past materially negatively affected, and may in the future materially negatively affect, our business and results of operations. A prolonged period of reduced consumer or corporate spending, including with respect to advertising, such as during the COVID-19 pandemic, has in the past and could in the future have an adverse effect on our business and our results of operations. See “—Operational and Economic Risks—Our Operations and Operating Results Have Been, and May in the Future Be, Materially Impacted by a Pandemic or Another Public Health Emergency, Such as the COVID-19 Pandemic.”
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
The success of our businesses is dependent upon the willingness and ability of patrons to attend events at our venue. The venue we operate, like all prominent places of public assembly, could be the target of terrorist activities, including acts of domestic terrorism, or other actions that discourage attendance. Any such activity or threatened activity at or near our venue or other similar venues, including those located elsewhere, could result in reduced attendance at our venue and a material negative effect on our business and results of operations. If our venue was unable to operate for an extended period of time, our business and operations would be materially adversely affected. Similarly, a major epidemic or pandemic, such as the COVID-19 pandemic, or the threat or perceived threat of such an event, could adversely affect attendance at our events and venues by discouraging public assembly at our events and venue. Moreover, the costs of protecting against such incidents, including the costs of implementing additional protective measures for the health and safety of our guests, could reduce the profitability of our operations. See “—Operational and Economic Risks—Our Operations and Operating Results Have Been, and May in the Future Be, Materially Impacted by a Pandemic or Another Public Health Emergency, Such as the COVID-19 Pandemic.”

Weather or other conditions, including natural disasters and similar events, in locations which we own or operate venues may affect patron attendance as well as sales of food and beverages and merchandise, among other things. Weather conditions may also require us to cancel or postpone events. Weather or other conditions may prevent us or our Distributors from providing our programming to customers or reduce advertising expenditures. Any of these events may have a material negative effect on our business and results of operations, and any such events may harm our ability to obtain or renew insurance coverage on favorable terms or at all.
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
The data protection landscape continues to evolve in the United States. As our operations and business grow, we may become subject to or affected by new or additional data protection laws and regulations and face increased scrutiny or attention from regulatory authorities. For example, California has passed a comprehensive data privacy law, the CCPA, and numerous other states, including New Jersey, Virginia, Colorado, Utah and Connecticut, have also passed similar laws, and various additional states may do so in the near future. Additionally, the CPRA imposes additional data protection obligations on covered businesses, including additional consumer rights procedures and obligations, limitations on data uses, new audit requirements for higher risk data, and constraints on certain uses of sensitive data. The majority of the CPRA provisions went into effect on January 1, 2023. Outside of the United States, the European Union’s GPDR impose data security and security breach obligations in the European Union. Additionally, at the federal level, our MSG Networks’ video content delivered via the Internet may in some cases be subject to the privacy requirements of the VPPA. Further, there are several legislative proposals in the United States, at both the federal and state level, that could impose new privacy and security obligations. We cannot yet determine the impact that these future laws and regulations may have on our business. As new privacy- and security-related laws and regulations are implemented, the time and resources needed for us to comply with such laws and regulations, as well as our potential liability for non-compliance with such laws and regulations, may increase.
In addition, governmental authorities and private litigants continue to bring actions against companies for online collection, use, dissemination and security practices that are unfair or deceptive. We may incur significant legal expenses or reputational damage for data privacy or security claims regardless of whether we are found to be liable.
Our business is, and may in the future be, subject to a variety of other laws and regulations, including licensing, permitting, laws related to ticketing practices, working conditions, labor, immigration and employment laws; health, safety and sanitation requirements; compliance with the Americans with Disabilities Act (and related state and local statutes); and anti-bribery and anti-corruption, anti-money laundering, export control and sanctions laws. In addition, our business may be subject to future laws and regulations in these and other areas, which may create incremental and new compliance obligations.
Any changes to the legal and regulatory framework applicable to our business, especially in the rapidly evolving area of data privacy or to a lesser extent public health and safety, could have an adverse impact on our businesses and our failure to comply with applicable governmental laws and regulations, or to maintain necessary permits or licenses, could result in liability or government actions that could have a material negative effect on our business and results of operations.
In addition, changes in international trade policies and practices, including tariffs and trade barriers, and the economic impacts, volatility and uncertainty resulting therefrom, could have an adverse impact on our business and results of operations.
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
Our business is dependent upon the efforts of unionized workers. As of December 31, 2025, approximately 16% of our employees were subject to CBAs. Approximately 0% of those union employees are subject to CBAs that expired as of December 31, 2025 and approximately 14% are subject to CBAs that will expire by December 31, 2026 if they are not extended prior thereto. Any labor disputes, such as strikes or lockouts, with the unions with which we have CBAs could have a material negative effect on our business and results of operations (including our ability to produce or present immersive productions, concerts, programming, theatrical productions, sporting events and other events). For example, members of the Writers Guild of America and SAG-AFTRA commenced work stoppages in May and July, 2023, respectively, which lasted several months. If these or other work stoppages by unions involved in the production of original immersive productions occur and we are unable to secure waivers from the guild or union concerned, it could adversely affect our business.
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
From time to time, the Company, its subsidiaries and/or its affiliates are involved in various legal proceedings, including proceedings or lawsuits brought by governmental agencies, stockholders, customers, employees, private parties and other stakeholders. The outcome of litigation is inherently unpredictable and, regardless of the merits of the claims, litigation may be expensive, time-consuming, disruptive to our operations, harmful to our reputation and distracting to management. As a result, we may incur liability from litigation (including in connection with settling such litigation) which could be material and for which we may not have available or adequate insurance coverage, or be subject to other forms of non-monetary relief which may adversely affect the Company. By its nature, the outcome of litigation is difficult to assess and quantify, and its continuing defense is costly. The liabilities and any defense costs we incur in connection with any such litigation could have an adverse effect on our business and results of operations.

We Face Risk from Doing Business Internationally.
We have operations outside of the United States. We continue to explore international markets for our next generation Sphere venues. For example, in July 2025, we entered into agreements with DCT Abu Dhabi to bring Sphere to Abu Dhabi, United Arab Emirates. As a result, our business is subject to certain risks inherent in international business, many of which are beyond our control. These risks include:
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
•foreign privacy and data protection laws and regulations, such as the E.U. GDPR, and changes in these laws;
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
Despite our efforts, the risks of a security incident cannot be entirely eliminated and our information technology and other systems that maintain and transmit consumer, sponsor, partner, Distributor, advertiser, Company, employee and other confidential and proprietary information may be compromised due to employee error or other circumstances such as malware or ransomware, viruses, hacking and phishing attacks, denial-of-service attacks, business email compromises, or otherwise. A compromise of our or our vendors’ systems could affect the security of information on our network or that of a third-party service provider. For example, we receive certain information technology services from MSG Entertainment under our services agreement, and in December 2025, MSG Entertainment identified and, with the assistance of a security firm, has taken measures to address a security incident involving our Oracle E-Business Suite Enterprise Resource Planning system. The incident resulted from an Oracle system vulnerability that was exploited by a threat actor that targeted hundreds of companies using Oracle E-Business Suite. Sphere’s Oracle E-Business Suite instance is hosted on a server that is managed by a third-party and Sphere’s network was not involved in the incident. The Company has determined that this breach is not material to the Company’s business and results of operations. Additionally, outside parties may attempt to fraudulently induce employees, vendors or users to disclose sensitive, proprietary or confidential information in order to gain access to data and systems. Given the increasing sophistication of bad actors and complexity of the techniques used to obtain unauthorized access or disable systems, a security incident could potentially persist for an extended period of time before being detected. We may not be able to anticipate the incident or respond adequately or timely, and the extent of a particular incident, and the steps that we may need to take to investigate the incident, may not be immediately clear. As a result, our or our customers’ or affiliates’ sensitive, proprietary and/or confidential information may be lost, disclosed, accessed or taken without consent.
We also continue to review and enhance our security measures in light of the constantly evolving techniques used to gain unauthorized access to networks, data, software and systems. We have expended, and expect to continue to expend, significant expenses on an ongoing basis in order to review and enhance our security measures and to address any actual or potential security incidents that arise, but these measures may be ineffective and we may be subject to legal or regulatory action, as well as financial losses, and we may not have insurance coverage for any or all of such losses. If we experience an actual or perceived security incident, our ability to conduct business may be interrupted or impaired, we may incur damage to our systems, we may lose profitable opportunities or the value of those opportunities may be diminished and we may lose revenue as a result of unlicensed use of our intellectual property. Unauthorized access to or security breaches of our systems could result in the loss of data, loss of business, severe reputational damage adversely affecting customer or investor confidence, diversion of management’s attention, regulatory investigations and orders, litigation, indemnity obligations, damages for contract breach, penalties for violation of applicable laws or regulations and significant costs for remediation that may include liability for stolen or lost assets or information and repair of system damage that may have been caused, incentives offered to customers or other business partners in an effort to maintain business relationships after a breach and other liabilities. In addition, in the event of a security incident, changes in legislation may increase the risk of potential litigation. For example, the CCPA, which provides a private right of action (in addition to statutory damages) for California residents whose sensitive personal information is breached as a result of a business’ violation of its duty to reasonably secure such information, took effect on January 1, 2020 and was expanded by the CPRA, which took effect in January 2023. Numerous other states have passed similar laws and additional states may do so in the near future. Our insurance coverage may not be adequate to cover the costs of a data breach, indemnification obligations or other liabilities.
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
Our Use of Customer-Facing AI Technologies May Expose Us to Legal, Regulatory, Intellectual Property, and Reputational Risks, Including the Risk That AI Outputs or the Underlying AI Tools Infringe or Are Alleged to Infringe Third-Party Intellectual Property Rights, Which Could Result in Customer Claims, Regulatory Scrutiny, Litigation, or Harm to Our Business and Results of Operations.
We utilize AI technologies in our business processes. For example, we used AI technologies in connection with the development of our original immersive production, The Wizard of Oz at Sphere. AI technologies are rapidly evolving and have come under increased scrutiny in recent years. As a developing technology in the early stages of commercial use, AI presents a number of risks inherent in its use, including ethical considerations, public perception and reputation concerns, intellectual property protection, regulatory compliance, privacy and data security concerns, uncertainty regarding the ownership and protectability of AI-generated outputs, and reliability and accuracy of the information produced, any of which could have a material adverse effect on our business, results of operations and financial position.
The deployment of AI may result in unintended, unpredictable or harmful outcomes, including errors, inaccuracies, bias, uncertain or disputed ownership of AI-generated content, intellectual property infringement, reputational harm, cybersecurity vulnerabilities, or operational disruptions. Content created using AI technologies may be alleged to infringe third-party intellectual property rights, violate statutory and/or contractual obligations, or fail to meet audience expectations, exposing us to litigation, regulatory scrutiny, financial liability or reputational harm. In addition, reliance on third-party AI systems may increase our exposure to system failures, service interruptions, data misuse, limitations on our right to use or commercialize AI-generated outputs, or changes in pricing, terms or availability that are outside of our control.
New laws, regulations, guidance and judicial decisions may limit our ability to use AI or decrease its usefulness, and we cannot predict how these developments will impact our business or industry. If we are unable to successfully adapt to evolving AI technologies or effectively manage the associated risks, or if our use of AI fails to deliver expected benefits, our competitive position, operating results and growth prospects could be materially and adversely affected.
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
While we have backup systems and offsite data centers for certain aspects of our operations, disaster recovery planning by its nature cannot be for all eventualities. In addition, we may not have adequate insurance coverage to compensate for any or all losses from a major interruption. If any of these adverse events were to occur, it could have a material negative effect on our business, financial condition and results of operations.
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
We Have in the Past and May in the Future Become Subject to Infringement or Other Claims Relating to Our Content or Technology.
From time to time, third parties may assert against us alleged intellectual property infringement claims (e.g., copyright, trademark and patent) or other claims relating to our productions, brands, programming, technologies, digital products and/or content or other content or material, some of which may be important to our business. In addition, our productions and/or programming could potentially subject us to claims of defamation, violation of rights of privacy or publicity or similar types of allegations. Any such claims, regardless of their merit or outcome, could cause us to incur significant costs that could harm our results of operations. We may not be indemnified against, or have insurance coverage for, claims or costs of these types. In addition, if we are unable to continue the use of certain intellectual property rights, our business and results of operations could be materially negatively impacted.
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
We have entered into various agreements with MSG Entertainment related to the MSGE Distribution, and with MSG Sports with respect to the 2020 Entertainment Distribution, and MSG Networks has various agreements with MSG Sports in connection with the 2015 Sports Distribution, including, among others, a distribution agreement, a tax disaffiliation agreement, a services agreement, an employee matters agreement and certain other arrangements (including other support services). These agreements include the allocation of employee benefits, taxes and certain other liabilities and obligations attributable to periods prior to, at and after the applicable distribution. In connection with the 2015 Sports Distribution, the 2020 Entertainment Distribution and the MSGE Distribution, we provided MSG Sports and MSG Entertainment, respectively, with indemnities with respect to liabilities arising out of our business, and MSG Sports and MSG Entertainment, respectively, provided us with indemnities with respect to liabilities arising out of the business retained by them. For example, MSG Networks’ media rights agreements with MSG Sports provide us with the exclusive live local media rights to Knicks and Rangers games. Rights fees under these media rights agreements amounted to approximately $129.8 million for Fiscal Year 2025. The stated contractual rights fees under such rights agreements are subject to adjustments in certain circumstances, including if MSG Sports does not make available a minimum number of exclusive live games in any year. Further, in connection with the MSGE Distribution, Sphere Entertainment provided MSG Entertainment with certain indemnities, including indemnities for the failure by MSG Networks to perform specified obligations. A failure by MSG Networks to perform those specified obligations, including in the event of bankruptcy, could give rise to indemnity obligations of Sphere Entertainment that could have a material adverse effect on our financial condition or results of operations.
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
We have two classes of common stock:
•Class A Common Stock, par value $0.01 per share (“Class A Common Stock”), which is entitled to one vote per share and is entitled collectively to elect a number of directors constituting at least 25% of our Board of Directors; and
•Class B Common Stock, par value $0.01 per share (“Class B Common Stock”), which is generally entitled to 10 votes per share and is entitled collectively to elect the remainder of our Board of Directors.
As of December 31, 2025, certain members of the Dolan family, including certain trusts for the benefit of members of the Dolan family (collectively, the “Dolan Family Group”) collectively owned 100% of our Class B Common Stock, approximately 6.7% of our outstanding Class A Common Stock (inclusive of options exercisable within 60 days after December 31, 2025) and approximately 72.3% of the total voting power of all our outstanding common stock (in each case inclusive of exercisable options) in matters other than the election of directors. Of that amount, certain Dolan family trusts (the “Excluded Trusts”) collectively own approximately 79.0% of the outstanding Class B Common Stock. The trustees of the Excluded Trusts are members of the Dolan family.
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
The members of the Dolan Family Group holding Class B Common Stock are parties to a Stockholders Agreement, which has the effect of causing the voting power of holders of our Class B Common Stock (other than the Excluded Trusts) to be cast as a block with respect to all matters to be voted on by such holders of our Class B Common Stock. Under the Stockholders Agreement, the shares of Class B Common Stock owned by members of the Dolan Family Group (other than the Excluded Trusts) are to be voted on all matters in accordance with the determination of the Dolan Family Committee (as defined below). The “Dolan Family Committee” consists of James L. Dolan, Thomas C. Dolan, Patrick F. Dolan, Kathleen M. Dolan, Marianne Dolan Weber and Deborah A. Dolan-Sweeney. The Dolan Family Committee generally acts by majority vote, except that approval of a going-private transaction must be approved by a two-thirds vote and approval of a change-in-control transaction must be approved by not less than all but one vote. The voting members of the Dolan Family Committee are James L. Dolan, Thomas C. Dolan, Kathleen M. Dolan, Deborah A. Dolan-Sweeney and Marianne Dolan Weber, with each member having one vote other than James L. Dolan, who has two votes. Because James L. Dolan has two votes, he has the ability to block Dolan Family Committee approval of any Company change in control transaction.
The Dolan Family Group, which includes the Excluded Trusts, is able to prevent a change in control of our Company and no person interested in acquiring us would be able to do so without obtaining the consent of the Dolan Family Group. The Dolan Family Group, by virtue of its stock ownership, has the power to elect all of our directors subject to election by holders of Class B Common Stock and is able collectively to control stockholder decisions on matters on which holders of all classes of our common stock vote together as a single class. These matters could include the amendment of some provisions of our articles of incorporation and the approval of fundamental corporate transactions.
In addition, the affirmative vote or consent of the holders of at least 66 2⁄3% of the outstanding shares of the Class B Common Stock, voting separately as a class, is required to approve:
•the authorization or issuance of any additional shares of Class B Common Stock; and
•any amendment, alteration or repeal of any of the provisions of our articles of incorporation that adversely affects the powers, preferences or rights of the Class B Common Stock.
As a result, the Dolan Family Group, which includes the Excluded Trusts, has the power to prevent such issuance or amendment.
The Dolan Family Group also controls MSG Sports, MSG Entertainment and AMC Networks.
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

Our Executive Chairman and Chief Executive Officer, James L. Dolan, also serves as the Executive Chairman and Chief Executive Officer of MSG Entertainment and MSG Sports and as Non-Executive Chairman of AMC Networks. Furthermore, eight members of our Board of Directors (including James L. Dolan) also serve as directors of MSG Entertainment, nine members of our Board of Directors (including James L. Dolan) also serve as directors of MSG Sports, and five members of our Board of Directors (including James L. Dolan) also serve as directors of AMC Networks, and Kristin A. Dolan serves as Chief Executive Officer of AMC Networks concurrently with her service on our Board of Directors. Our Executive Vice President, David Granville-Smith also serves as Executive Vice President of MSG Sports and AMC Networks, our Vice Chairman, Gregg G. Seibert, also serves as the Vice Chairman of MSG Sports, MSG Entertainment and AMC Networks, and our Secretary, Mark C. Cresitello, also serves as Senior Vice President, Deputy General Counsel and Secretary of MSG Sports and MSG Entertainment. As a result, these individuals do not devote their full time and attention to the Company’s affairs. The overlapping directors, officers and employees may have actual or apparent conflicts of interest with respect to matters involving or affecting each company. For example, there is potential for a conflict of interest when we on the one hand, and MSG Sports, MSG Entertainment and/or AMC Networks and their respective subsidiaries and successors on the other hand, look at certain acquisitions and other corporate opportunities that may be suitable for more than one of the companies. Also, conflicts may arise if there are issues or disputes under the commercial arrangements that exist between MSG Sports, MSG Entertainment or AMC Networks (each referred to as an “Other Entity”) and us. In addition, certain of our directors, officers and employees hold stock, stock options and/or restricted stock units of Other Entities. These ownership interests could create actual, apparent or potential conflicts of interest when these individuals are faced with decisions that could have different implications for our Company and an Other Entity. For a discussion of certain procedures we have implemented to help ameliorate such potential conflicts that may arise, see our Definitive Proxy Statement filed with the SEC on April 22, 2025.
Our Overlapping Directors and Officers with MSG Sports, MSG Entertainment and/or AMC Networks May Result in the Diversion of Corporate Opportunities to MSG Sports, MSG Entertainment and/or AMC Networks and Other Conflicts and Provisions in Our Articles of Incorporation May Provide Us No Remedy in That Circumstance.
The Company’s articles of incorporation acknowledge that directors and officers of the Company (the “Overlap Persons”) may also be serving as directors, officers, employees, consultants or agents of an Other Entity and their respective subsidiaries, and that the Company may engage in material business transactions with such Other Entities. The Company has renounced its rights to certain business opportunities and the Company’s articles of incorporation provide that no Overlap Person will be liable to the Company or its stockholders for breach of any fiduciary duty that would otherwise occur by reason of the fact that any such individual directs a corporate opportunity (other than certain limited types of opportunities set forth in our articles of incorporation) to one or more of the Other Entities instead of the Company, or does not refer or communicate information regarding such corporate opportunities to the Company. These provisions in our articles of incorporation also expressly validate certain contracts, agreements, arrangements and transactions (and amendments, modifications or terminations thereof) between the Company and the Other Entities and, to the fullest extent permitted by law, provide that the actions of the Overlap Person in connection therewith are not breaches of fiduciary duties owed to the Company, any of its subsidiaries or their respective stockholders. See “Duties of Directors and Officers Regarding Potential Business Opportunities; Renunciation of Interest in Potential Business Opportunities” in Exhibit 3.1 to this Form 10-K for more information.
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
Our Audit Committee is responsible for overseeing the Company’s risk management on behalf of our Board of Directors, which includes overseeing the Company’s management of its cybersecurity and data privacy. The CSO (or a senior member of his team) reports annually to the Audit Committee regarding the Company’s information security and cybersecurity risks. In addition, the Company’s CFO and GC communicate with the Company’s Audit Committee or its chair upon the occurrence of specified types of cybersecurity-related events, in accordance with the Company’s incident response policy. The GC, the CFO and the Vice President, Internal Audit & SOX also attend quarterly meetings of the Audit Committee to provide quarterly reports with updates on, among other things, cybersecurity risks facing the Company and the occurrence of cybersecurity-related events during each quarter. The Audit Committee reports to the Board of Directors at least annually regarding its responsibilities and actions taken throughout the year, which includes any significant activities regarding its oversight of risks from cybersecurity threats.
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
We also lease approximately 810,000 square feet in Las Vegas, Nevada, under a ground lease for the land where Sphere in Las Vegas is located, and lease approximately 1,600 square feet of office space in Paddington, London. See “Item 1. Business — Our Business — Sphere.” In addition, we lease approximately 9,000 square feet in Las Vegas, Nevada, related to office space and approximately 153,000 square feet in Burbank, California, where Sphere Studios has office space and content creation and testing facilities.
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
On April 6, 2023, the parties to the MSG Networks Litigation reached an agreement in principle to settle the MSG Networks Litigation, without admitting liability, on the terms and conditions set forth in a binding term sheet, which was incorporated into a long-form settlement agreement (the “MSGN Settlement Agreement”) that was filed with the Court on May 18, 2023. The MSGN Settlement Agreement provided for, among other things, the final dismissal of the MSG Networks Litigation in exchange for a settlement payment to the plaintiffs and the class of approximately $48.5 million, of which approximately $28 million has been paid by the Company and approximately $20.5 million has been paid to the plaintiffs by insurers (who agreed to advance these costs subject to final resolution of the parties’ insurance coverage dispute). The MSGN Settlement Agreement was approved by the Court on August 14, 2023, which constituted the final judgment in the action. MSG Networks Inc. has a dispute with its insurers over whether and to what extent there is insurance coverage for the settlement (and has settled with one of the insurers). As of December 31, 2025, approximately $18 million has been accrued in Accrued expenses and other current liabilities (reduced from approximately $20.5 million accrued as of March 31, 2024 in connection with the aforementioned settlement). Unless MSG Networks Inc. and the remaining insurers settle that insurance dispute, it is expected to be finally resolved in a pending Delaware insurance coverage action.
The Company is a defendant in various other lawsuits. Although the outcome of these other lawsuits cannot be predicted with certainty (including the extent of available insurance, if any), management does not believe that resolution of these other lawsuits will have a material adverse effect on the Company.

Item 4. Mine Safety Disclosures
Not applicable.

PART II
Item 5. Market for the Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities
Our Class A Common Stock is listed on the NYSE under the symbol “SPHR.” The Company’s Class A Common Stock began “regular way” trading on the NYSE on April 20, 2020.
Performance Graph
The following graph compares the relative performance of our Class A Common Stock, the Russell 2000 Index and the S&P 500 Media & Entertainment Index . This graph covers the period from June 30, 2020 through December 31, 2025. The comparison assumes an investment of $100 on June 30, 2020 and reinvestment of dividends. The stock price performance included in this graph is not necessarily indicative of future stock performance. The Russell 2000 Index and the S&P 500 Media & Entertainment Index are included for comparative purposes only. They do not necessarily reflect management’s opinion that such indices are an appropriate measure of the relative performance of the stock involved and they are not intended to forecast or be indicative of possible future performance of our common stock.
Pursuant to SEC rules, our performance graph must include both a broad market equity index and a published industry or line-of-business index (or a self-constructed peer index) in addition to our Class A Common Stock. The rules also require that if a registrant selects a different index from an index used for the immediately preceding fiscal year, it must (i) explain the reason for the change and (ii) compare the registrant’s total return with that of both the newly selected index and the index used in the immediately preceding fiscal year. With respect to the published industry index, in prior years, we used the Bloomberg Americas Entertainment Index; however, that index was discontinued in 2025. Accordingly, we have used the S&P 500 Media & Entertainment Index as a replacement for the discontinued index and because the Bloomberg Americas Entertainment Index was discontinued, we are unable to compare our cumulative total return with that index.

Comparison of Cumulative Total Return
$300
$250
$200
$150
$100
$50
$0
6/30/20
6/30/21
6/30/22
6/30/23
6/30/24
12/31/24
12/31/25
Sphere Entertainment Co.
Russell 2000 Index
S&P 500 Media & Entertainment Index

	Base Period 6/30/20	6/30/21	6/30/22	6/30/23	6/30/24	12/31/24	12/31/25
Sphere Entertainment Co.	$100.00	$111.96	$70.16	$79.10	$101.25	$116.44	$274.58
Russell 2000 Index	100.00	162.03	121.20	136.11	149.80	164.24	185.28
S&P 500 Media & Entertainment Index	100.00	157.08	105.96	131.39	193.67	213.79	291.10
This performance graph shall not be deemed “filed” for purposes of Section 18 of the Securities Exchange Act of 1934, as amended (the “Exchange Act”) or incorporated by reference into any of our filings under the Securities Act of 1933, as amended, or the Exchange Act, except as expressly set forth by specific reference in such filing.
As of December 31, 2025, there were 629 holders of record of our Class A Common Stock. There is no public trading market for our Class B common stock. As of December 31, 2025, there were 17 holders of record of our Class B Common Stock.
We did not pay any dividends on our common stock during the year ended December 31, 2025 and do not have any current plans to pay cash dividends on our common stock for the foreseeable future.
Issuer Purchases of Equity Securities
On March 31, 2020, the Company’s Board of Directors authorized a share repurchase program to repurchase up to $350 million of the Company’s Class A Common Stock, which was reauthorized on March 29, 2023 (the “Stock Repurchase Program”). Under the Stock Repurchase Program, shares of Class A Common Stock may be purchased from time to time in open market transactions, in accordance with applicable insider trading and other securities laws and regulations. The timing and amount of purchases will depend on market conditions and other factors. For the three months ended December 31, 2025, the Company did not repurchase any shares of Class A Common Stock. During the year ended December 31, 2025, the Company repurchased approximately 1.1 million shares of Class A Common Stock for approximately $50 million. As of December 31, 2025, the Company had approximately $300 million remaining available for repurchases under the Stock Repurchase Program.
Securities Authorized for Issuance Under Equity Compensation Plans
The information required by this Item is incorporated by reference to the definitive Proxy Statement for our 2026 Annual Meeting of Stockholders, which is expected to be filed with the SEC within 120 days of the year ended December 31, 2025.
Item 6. [RESERVED]

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations
All dollar amounts included in the following Management’s Discussion and Analysis of Financial Condition and Results of Operations (“MD&A”) are presented in thousands, except as otherwise noted.
This MD&A contains forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. In this MD&A, there are statements concerning our future operating and future financial performance, including (i) the success of Sphere and The Sphere Experience and development of new immersive productions content, (ii) our plans to bring Sphere to Abu Dhabi, United Arab Emirates, under a franchise model, and to National Harbor, Maryland (iii) our ability to reduce or defer certain discretionary capital projects, (iv) our plans for possible additional debt financing and (v) MSG Networks subscriber declines. Words such as “expects,” “anticipates,” “believes,” “estimates,” “may,” “will,” “should,” “could,” “potential,” “continue,” “intends,” “plans,” and similar words and terms used in the discussion of future operating and future financial performance identify forward-looking statements. Investors are cautioned that such forward-looking statements are not guarantees of future performance, results or events and involve risks and uncertainties and that actual results or developments may differ materially from the forward-looking statements as a result of various factors. Factors that may cause such differences to occur include, but are not limited to:

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
•the popularity of The Sphere Experience, as well as our ability to continue to attract advertisers and marketing partners, audiences to attend, and artists, entertainers and athletes to perform at, residencies, concerts and other events at Sphere in Las Vegas and other future Sphere venues;
•the successful development of The Sphere Experience and related original immersive productions and the investments associated with such development, as well as investment in personnel, content and technology for Sphere;
•our ability to successfully provide design, construction and pre- and post-opening services to Sphere partners, including DCT Abu Dhabi in connection with Sphere Abu Dhabi;
•DCT Abu Dhabi’s ability to complete construction of Sphere Abu Dhabi;
•our ability to negotiate and execute definitive agreements for the development of a Sphere venue at National Harbor, Maryland, as well as the receipt of certain governmental incentives and approvals from Prince George’s County and the State of Maryland related to the development and construction of the venue;
•our ability to construct, finance and operate new Sphere venues, and the investments, costs and timing associated with those efforts, including obtaining financing, the impact of inflation and tariffs, and any construction delays;
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
Results of Operations. This section provides an analysis of our results of operations for the years ended December 31, 2025 and December 31, 2024 and six months ended December 31, 2024 and December 31, 2023 on both a (i) consolidated basis and (ii) segment basis.
Liquidity and Capital Resources. This section provides a discussion of our financial condition and liquidity, as well as an analysis of our cash flows for the years ended December 31, 2025 and December 31, 2024. The discussion of our financial condition and liquidity includes summaries of our primary sources of liquidity, our contractual obligations and off balance sheet arrangements that existed at December 31, 2025.
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
Business Overview
The Company is a leader in immersive experiences, technology and media and is comprised of two reportable segments, Sphere and MSG Networks. Sphere is an experiential medium powered by advanced technologies, and MSG Networks operates two regional sports and entertainment networks, as well as a DTC and authenticated streaming product.
Sphere: This segment reflects Sphere, an experiential medium powered by advanced technologies that bring storytelling to a new level. The Company’s first Sphere venue opened in Las Vegas on September 29, 2023. The entire exterior surface of Sphere, referred to as the Exosphere, is covered with nearly 580,000 square feet of fully programmable LED lighting, creating the largest

LED screen in the world and an impactful display for artistic and branded content. Inside, the venue features a 16K x 16K interior display plane – the world’s highest-resolution LED screen that wraps up, over, and around the audience creating a fully immersive visual environment. In addition, Sphere’s advanced technologies include Sphere Immersive Sound – Sphere’s proprietary audio system – as well as haptic seating and 4D environmental effects. The venue can accommodate up to 20,000 guests and hosts a wide variety of events year-round, including The Sphere Experience, which features original immersive productions, as well as concerts and residencies from renowned artists, and marquee sports and brand events (formerly referred to as corporate events). Production efforts for Sphere events are supported by Sphere Studios, an immersive content studio dedicated to creating multi-sensory experiences exclusively for Sphere, using proprietary technology, tools and production facilities. Sphere Studios is home to a team of creative, production, technology and software engineering experts who provide full in-house creative and production services. The studio campus in Burbank includes a 68,000-square-foot development facility, as well as Big Dome, a 28,000-square-foot, 100-foot high custom dome, with a quarter-sized version of the interior display plane at Sphere in Las Vegas, that serves as a specialized screening, production facility, and lab for content at Sphere.
The Company is focused on creating a global network of Spheres. We are working with DCT Abu Dhabi to bring Sphere to Abu Dhabi, United Arab Emirates. In January 2026, the Company, the State of Maryland, Prince George’s County, and Peterson Companies announced the Company’s intent to develop a new Sphere venue at National Harbor, Maryland.
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
For the year ended December 31, 2025, the Sphere segment represented approximately 64% of our consolidated revenues.
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
Venue License Fees
For entertainment events held at Sphere that we do not produce, promote or co-promote, we typically earn revenue from venue license fees charged to the third-party promoter or producer of the event (including live entertainment, marquee sporting and brand events). The amount of license fees we charge varies by the size of the production and the number of days utilized, among other factors. Our fees typically include both the cost of renting Sphere in Las Vegas and costs for providing event staff, such as front-of-house and back-of-house staff, including stagehands, electricians, laborers, box office staff, ushers and security as well as production services such as staging, lighting and sound.
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
Merchandise
We earn revenues from the sale of merchandise related to The Sphere Experience and other live entertainment events that take place at Sphere. The majority of our merchandise revenues are generated through on-site sales during performances of The Sphere Experience and other live events. Typically, the revenues we earn from merchandise sales at events other than The Sphere Experience relate to sales of merchandise provided by the artist, the producer or promoter of the event and are generally subject to a revenue sharing arrangement and are generally recorded on a net basis (as agent).
See Note 2. Summary of Significant Accounting Policies to the consolidated financial statements included in Item 8 of this Form 10-K for further details regarding our accounting policies on revenue recognition.
Expenses — Sphere
The Sphere segment incurs expenses related to day-of-event costs associated with events, costs to produce The Sphere Experience and costs associated with the promotion of events through various advertising campaigns, including production costs for Exosphere advertising. Additionally, it incurs corporate and supporting department operating costs, including charges under the transition services/services agreement with MSG Entertainment, and other operating expenses such as insurance, utilities, repairs and maintenance, labor related to the overall management of the Sphere segment, non-capitalizable content development and technology costs associated with the Company’s Sphere initiative, and depreciation and amortization expense related to certain corporate property, equipment and leasehold improvements.
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
MSG Networks
Revenue Sources — MSG Networks
The MSG Networks segment generates revenues principally from distribution fees, as well as from the sale of advertising. For the year ended December 31, 2025, this segment represented approximately 36% of our consolidated revenues.
Distribution Revenue
Distribution revenue includes both affiliation fee revenue earned from Distributors for the right to carry the Company’s networks as well as revenue earned from DTC subscriptions and single game purchases on MSG+, which is included in the Gotham Sports streaming product. The fees we receive depend largely on the demand from subscribers for our programming.
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
MSG Networks is a party to media rights agreements with the Knicks and the Rangers, which provide the Company with the exclusive live media rights to the teams’ games in their local markets. In addition, MSG Networks has multi-year media rights agreements with the Islanders, Devils and Sabres. The media rights acquired under these agreements to telecast various sporting events and other programming for exhibition on our networks are typically expensed on a straight-line basis over the applicable annual contract or license period. We negotiate directly with the teams to determine the fee and other provisions of the media rights agreements. Media rights fees for sports programming are influenced by, among other things, the size and demographics of the geographic area in which the programming is distributed, and the popularity and/or the competitiveness of a team.
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
Factors Affecting Operating Results
The operating results of our Sphere segment are largely dependent on our ability to continue to attract (i) audiences to The Sphere Experience, (ii) advertisers and marketing partners, and (iii) guests to attend, and artists, entertainers and athletes, to perform at, residencies, concerts and other events at our venue. The operating results of our MSG Networks segment are largely dependent on (i) the terms of MSG Networks’ affiliation agreements with Distributors (including renewals thereof), (ii) the number of subscribers of MSG Networks’ Distributors, (iii) the terms of MSG Networks’ media rights agreements (including renewals thereof), (iv) the ability of MSG Networks to make its required debt service payments, including quarterly principal amortization payments pursuant to the terms of its term loan facility, (v) the success of MSG+, MSG Networks’ DTC and authenticated streaming offering (which is included in the Gotham Sports streaming product), and (vi) the advertising rates MSG Networks charges advertisers. Certain of these factors in turn depend on the popularity and/or performance of the professional sports teams whose games MSG Networks broadcasts on its networks.
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
MSGN Term Loan Facility
MSGN L.P., MSG Networks, MSGN Eden, LLC, an indirect, wholly-owned subsidiary of the Company and the general partner of MSGN L.P. (“MSGN Eden”), Regional MSGN Holdings LLC, an indirect , wholly-owned subsidiary of the Company and the limited partner of MSGN L.P. (“Regional MSGN”), Rainbow Garden Corp., a wholly-owned subsidiary of MSG Networks (“Rainbow Garden Corp.” and, collectively with MSG Networks, MSGN Eden and Regional MSGN, the “MSGN Holdings Entities”), and certain subsidiaries of MSGN L.P. entered into the A&R MSGN Credit Agreement with JPMorgan Chase Bank, N.A., as administrative agent, and the lenders party thereto (the “MSGN Lenders”). Pursuant to the A&R MSGN Credit Agreement, MSGN L.P.’s prior credit facility was replaced with a $210,000 term loan facility, the MSGN Term Loan Facility, which matures on December 31, 2029. See Note 14. Credit Facilities and Convertible Notes to the consolidated financial statements in Item 8 of this Form 10-K for a more detailed discussion of the MSGN Term Loan Facility.
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
•a modification to the annual rights fee to effect a reduction of 18% as of January 1, 2025;
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

Change in Fiscal Year
On June 26, 2024, the Company’s Board of Directors approved a change in the Company’s fiscal year-end from June 30 to December 31, effective December 31, 2024, resulting in a six-month Transition Period from July 1, 2024 to December 31, 2024. Financial statements for the years ended June 30, 2024 and 2023 continue to be presented on the basis of our previous fiscal year-end.

Results of Operations
Comparison of the Year Ended December 31, 2025 versus the Year Ended December 31, 2024
Consolidated Results of Operations
The table below sets forth, for the periods presented, certain historical financial information.

	Years Ended December 31,		Change
	2025	2024	Amount	Percentage
Revenues	$1,220,045	$1,130,928	$89,117	8%
Direct operating expenses	(589,979)	(610,430)	20,451	(3)%
Selling, general and administrative expenses	(441,918)	(484,452)	42,534	(9)%
Depreciation and amortization	(336,411)	(327,436)	(8,975)	3%
Impairment and other losses, net	(69,781)	(70,968)	1,187	(2)%
Restructuring charges	(11,520)	(9,972)	(1,548)	16%
Operating loss	(229,564)	(372,330)	142,766	(38)%
Gain on extinguishment of debt	346,092	—	346,092	NM
Interest income	13,498	26,796	(13,298)	(50)%
Interest expense	(70,546)	(111,428)	40,882	(37)%
Other expense, net	(2,265)	(5,913)	3,648	(62)%
Income (loss) from operations before income taxes	57,215	(462,875)	520,090	112%
Income tax (expense) benefit	(23,810)	113,185	(136,995)	NM
Income (loss) from continuing operations	33,405	(349,690)	383,095	NM
Income from discontinued operations, net of taxes	—	24,631	(24,631)	NM
Net income (loss)	$33,405	$(325,059)	$358,464	NM

NM — Absolute percentages greater than 200% and comparisons from positive to negative values or to zero values are considered not meaningful.
The following is a summary of changes in our segments’ operating results for the year ended December 31, 2025 as compared to the year ended December 31, 2024, which are discussed below under “Business Segment Results.”

Changes attributable to	Revenues	Direct operating expenses	Selling, general and administrative expenses	Depreciation and amortization	Impairment and other losses, net	Restructuring charges	Operating income (loss)
Sphere segment	$163,739	$(52,987)	$45,444	$(9,102)	$5,387	$372	$152,853
MSG Networks segment	(74,622)	73,438	(2,910)	127	(4,200)	(1,920)	(10,087)
	$89,117	$20,451	$42,534	$(8,975)	$1,187	$(1,548)	$142,766
Depreciation and amortization
Depreciation and amortization for the year ended December 31, 2025 increased $8,975 to $336,411 as compared to the year ended December 31, 2024 due to the increase in total property and equipment, gross in 2025 as compared to 2024.
Impairment and other losses, net
Impairment and other losses, net, were $69,781 for the year ended December 31, 2025 as compared to $70,968 for the year ended December 31, 2024. The current year charges primarily relate to a $65,400 goodwill impairment charge for the MSG Networks reporting unit. During the year ended December 31, 2024, the Company recognized charges relating to (i) a $61,200 goodwill impairment charge for the MSG Networks reporting unit and (ii) fixed assets at Sphere Las Vegas that were removed from the venue and were impaired.
Restructuring charges
For the years ended December 31, 2025 and 2024, the Company recorded restructuring charges of $11,520 and $9,972, respectively, related to termination benefits provided for certain executives and employees.

Gain on Debt Extinguishment
For the year ended December 31, 2025, the Company recorded a gain on extinguishment of debt of $346,092, reflecting the net impact of the restructuring of the Prior MSGN Credit Facilities (as defined below). Refer to Note 14. Credit Facilities and Convertible Notes in this Form 10-K for additional information.

Interest income
Interest income for the year ended December 31, 2025 decreased $13,298 as compared to the prior year primarily due to lower interest rates and lower average cash and cash equivalents.
Interest expense
Interest expense for the year ended December 31, 2025 decreased $40,882 as compared to the prior year primarily due to (i) a reduction in the average outstanding principal balance of the MSGN Term Loan Facility as compared to the prior year, (ii) the application of troubled debt restructuring for interest recognition for the MSGN Term Loan Facility, and (iii) a reduction in commitment charges resulting from the termination of the revolving credit facility under the Prior MSGN Credit Agreement (as defined below) on October 11, 2024.
Other expense, net
Other expense, net for the year ended December 31, 2025 decreased $3,648 as compared to the prior year primarily due to smaller losses on equity method investments and foreign exchange.
Income taxes
Income tax expense for the year ended December 31, 2025 of $23,810, reflects an effective tax rate of 42%. The effective tax rate is higher than the statutory federal rate of 21% primarily due to income tax expense related to the impact of cancellation of debt income, partially offset by income tax benefit from the reversal of the gain on extinguishment of debt presentation under the accounting principles generally accepted in the United States of America (“GAAP”) and income tax benefits due to a decrease in the valuation allowance and state and local taxes.
Income tax benefit for the year ended December 31, 2024 of $113,185, reflects an effective tax rate of 24%. The effective tax rate is higher than the statutory federal rate of 21% primarily due state and local taxes.
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
The following is a reconciliation of operating loss to adjusted operating income:

	Years Ended December 31,		Change
	2025	2024	Amount	Percentage
Operating loss	$(229,564)	$(372,330)	$142,766	(38)%
Share-based compensation expense	59,005	63,439	(4,434)	(7)%
Depreciation and amortization	336,411	327,436	8,975	3%
Restructuring charges	11,520	9,972	1,548	16%
Impairment and other losses, net	69,781	70,968	(1,187)	(2)%
Merger, debt work-out, and acquisition-related costs, including merger-related litigation expenses, net of insurance recoveries	7,888	8,322	(434)	(5)%
Amortization for capitalized cloud computing costs	6,316	1,774	4,542	NM
Remeasurement of deferred compensation plan liabilities	467	259	208	80%
Adjusted operating income	$261,824	$109,840	$151,984	138%

NM — Absolute percentages greater than 200% and comparisons from positive to negative values or to zero values are considered not meaningful.
Adjusted operating income for the year ended December 31, 2025 increased $151,984 to $261,824 as compared to the year ended December 31, 2024. The net increase was attributable to the following:

Year Ended December 31, 2025
Increase in adjusted operating income of the Sphere segment	164,225
Decrease in adjusted operating income of the MSG Networks segment	(12,241)
$151,984

Business Segment Results
Sphere
The table below sets forth, for the periods presented, certain historical financial information and a reconciliation of operating loss to adjusted operating income (loss) for the Company’s Sphere segment.

	Years Ended December 31,		Change
	2025	2024	Amount	Percentage
Revenues	$781,412	$617,673	$163,739	27%
Direct operating expenses	(318,265)	(265,278)	(52,987)	20%
Selling, general and administrative expenses	(389,594)	(435,038)	45,444	(10)%
Depreciation and amortization	(327,769)	(318,667)	(9,102)	3%
Impairment and other losses, net	(4,381)	(9,768)	5,387	(55)%
Restructuring charges	(9,560)	(9,932)	372	(4)%
Operating loss	$(268,157)	$(421,010)	$152,853	(36)%
Reconciliation to adjusted operating income (loss):
Share-based compensation expense	60,272	54,973	5,299
Depreciation and amortization	327,769	318,667	9,102
Restructuring charges	9,560	9,932	(372)
Impairment and other losses, net	4,381	9,768	(5,387)
Merger, debt work-out, and acquisition-related costs, including merger-related litigation expenses, net of insurance recoveries	3,954	6,169	(2,215)
Amortization for capitalized cloud computing costs	6,316	1,579	4,737
Remeasurement of deferred compensation plan liabilities	467	259	208
Adjusted operating income (loss)	$144,562	$(19,663)	$164,225	NM
————————
NM — Absolute percentages greater than 200% and comparisons from positive to negative values or to zero values are considered not meaningful.

Revenues
Revenues increased $163,739 from $617,673 for the year ended December 31, 2024 to $781,412 for the year ended December 31, 2025. The net increase was attributable to the following:

Year Ended December 31, 2025
Increase in revenues for The Sphere Experience	$103,938
Increase in event-related revenues	64,271
Other net increases	4,946
Decrease in revenues from sponsorship, signage, Exosphere advertising, and suite license fee revenues	(9,416)
$163,739
For the year ended December 31, 2025, the increase in revenues for The Sphere Experience reflects higher average per-show revenue due to the impact of The Wizard of Oz at Sphere, which debuted on August 28, 2025, and, to a lesser extent, an increase in the number of overall performances. In the current year period, The Sphere Experience included 880 total performances, comprised of 494 performances of Postcard From Earth, 59 performances of V-U2 An Immersive Concert Film, and 327 performances of The Wizard of Oz at Sphere (which generated a combined average per-show revenue of approximately $497). In the prior year period, The Sphere Experience included 862 total performances, comprised of 805 performances of Postcard from Earth and 57 performances of V-U2 An Immersive Concert Film (which generated a combined average per-show revenue of approximately $386).
For the year ended December 31, 2025, the increase in event-related revenues reflects (i) higher revenues from concerts due to 37 additional concert residency shows held at Sphere in Las Vegas during the period, partially offset by lower average per-concert revenue due to the mix of concerts as compared to the prior year period, and (ii) higher revenues from brand events (previously referred to as corporate events) held at Sphere in Las Vegas, primarily driven by an increase in the number of events as compared to the prior year period. These increases were partially offset by a decrease in revenues, primarily due to a decrease in the number of marquee sporting events held during the year ended December 31, 2024.
For the year ended December 31, 2025, the decrease in revenues from sponsorship, signage, Exosphere advertising and suite license fees reflects lower Exosphere advertising revenues, partially offset by higher sponsorship revenues due to increased sales of existing sponsorship inventory and higher suite license fee revenues. Exosphere advertising revenues for the year ended December 31, 2024 included revenues from advertising campaigns around the Super Bowl, which was held in Las Vegas in the prior year period.
Direct operating expenses
Direct operating expenses increased $52,987 from $265,278 for the year ended December 31, 2024 to $318,265 for the year ended December 31, 2025. The net increase was primarily attributable to the following:

Year Ended December 31, 2025
Increase in direct operating expenses for The Sphere Experience	$29,228
Increase in event-related direct operating expenses	18,447
Increase in venue operating expenses	4,653
Increase in Holoplot expenses	1,718
Other net increases	3,059
Decrease in expenses from sponsorship, signage, Exosphere advertising, and suite license fees	(4,118)
$52,987
For the year ended December 31, 2025, the increase in direct operating expenses for The Sphere Experience reflects higher average per-show expenses, primarily due to the impact of The Wizard of Oz at Sphere, which debuted on August 28, 2025 (combined average direct operating expenses of $155 per show in the current year period as compared to $124 per show in the prior year period) and an increase in the number of overall performances.
For the year ended December 31, 2025, the increase in event-related direct operating expenses reflects (i) higher expenses from concerts, primarily due to an increase in the number of concert residency shows held at Sphere in Las Vegas as compared to the prior year period, partially offset by lower average per-concert expenses, and (ii) higher expenses from brand events (previously referred to as corporate events) held at Sphere in Las Vegas, primarily driven by higher average per-event expenses and an increase in the number of events as compared to the prior year period. These increases were partially offset by a decrease in expenses due to a decrease in the number of marquee sporting events held during the year ended December 31, 2024.

For the year ended December 31, 2025, the increase in venue operating expenses was related to an increase in repairs and maintenance and employee compensation and benefits, partially offset by other cost decreases.
For the year ended December 31, 2025, the increase in direct operating expenses from Holoplot reflects the impact of consolidating Holoplot following its acquisition by the Company in April 2024.
Selling, general and administrative expenses
Selling, general and administrative expenses decreased $45,444, or 10%, for the year ended December 31, 2025 to $389,594 as compared to the year ended December 31, 2024. The decrease was primarily due to lower employee compensation and related benefits of $40,032 and lower professional fees of $19,230, partially offset by other cost increases.
Impairments and other losses, net
During the year ended December 31, 2025, the Company recognized a loss resulting from the sale of its land in Stratford, London. During the year ended December 31, 2024, the Company recognized a charge relating to fixed assets at Sphere Las Vegas that were removed from the venue and were impaired.
Depreciation and amortization
Depreciation and amortization for the year ended December 31, 2025 increased $9,102, to $327,769 as compared to the year ended December 31, 2024, primarily due to the increase in total property and equipment, gross.
Restructuring charges
For the year ended December 31, 2025, the Company recognized restructuring charges of $9,560 as compared to restructuring charges of $9,932 for the prior year, related to termination benefits provided for certain executives and employees.
Operating loss
Operating loss for the year ended December 31, 2025 improved $152,853 to $268,157 as compared to an operating loss of $421,010 in the year ended December 31, 2024. The improvement in operating loss was primarily due to the increase in revenue and decrease in selling, general and administrative expenses, partially offset by an increase in direct operating expenses.
Adjusted operating income (loss)
Adjusted operating income for the year ended December 31, 2025 increased $164,225 to $144,562 as compared to the year ended December 31, 2024. The increased adjusted operating income was primarily due to an increase in revenues and decrease in selling, general and administrative expenses, partially offset by an increase in direct operating expenses.

MSG Networks
The tables below set forth, for the periods presented, certain historical financial information and a reconciliation of operating income to adjusted operating income for the Company’s MSG Networks segment.

	Years Ended December 31,		Change
	2025	2024	Amount	Percentage
Revenues	$438,633	$513,255	$(74,622)	(15)%
Direct operating expenses	(271,714)	(345,152)	73,438	(21)%
Selling, general and administrative expenses	(52,324)	(49,414)	(2,910)	6%
Depreciation and amortization	(8,642)	(8,769)	127	(1)%
Impairment and other losses, net	(65,400)	(61,200)	(4,200)	7%
Restructuring charges	(1,960)	(40)	(1,920)	NM
Operating income	$38,593	$48,680	$(10,087)	(21)%
Reconciliation to adjusted operating income:
Share-based compensation expense	(1,267)	8,466	(9,733)
Depreciation and amortization	8,642	8,769	(127)
Restructuring charges	1,960	40	1,920
Impairment and other losses, net	65,400	61,200	4,200
Merger, debt work-out, and acquisition-related costs, including merger-related litigation expenses, net of insurance recoveries	3,934	2,153	1,781
Amortization for capitalized cloud computing costs	—	195	(195)
Adjusted operating income	$117,262	$129,503	$(12,241)	(9)%
_________________
NM — Absolute percentages greater than 200% and comparisons from positive to negative values or to zero values are considered not meaningful.
Revenues
Revenues for the year ended December 31, 2025 decreased $74,622, or 15%, to $438,633 as compared to the prior year. The changes in revenues were attributable to the following:

Year Ended December 31, 2025
Decrease in distribution revenue	$(73,648)
Decrease in advertising revenue	(1,188)
Other net increases	214
$(74,622)
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

For the year ended December 31, 2025, distribution revenue decreased $73,648, primarily due to a decrease in subscribers of approximately 13% (excluding the impact of the Altice non-carriage period in the current period). In addition, results for the year ended December 31, 2025 reflect the absence of revenues from Altice during the non-carriage period.

MSG Networks has experienced significant ongoing subscriber declines and is expected to continue to experience significant subscriber declines in the future, which is expected to result in reductions in MSG Networks’ revenue, operating income and AOI in future periods.

For the year ended December 31, 2025, advertising revenue decreased $1,188, primarily due to a lower number of combined live regular season and postseason professional sports telecasts and other revenue decreases, partially offset by higher advertising revenue related to MSG+, higher advertising revenue from branded content and higher per-game advertising revenue related to live professional sports telecasts on the linear networks.
Direct operating expenses
For the year ended December 31, 2025, direct operating expenses decreased $73,438, or 21%, to $271,714 as compared to the prior year. The changes were attributable to the following:

Year Ended December 31, 2025
Decrease in rights fees expense	$(65,190)
Decrease in other programming and production costs	(8,248)
$(73,438)

On June 27, 2025, MSG Networks completed the restructuring of its credit facilities and amended certain of its media rights agreements to, among other things, effect a reduction in the annual media rights fees payable under such agreements as of January 1, 2025, discussed in further detail in Note 14. Credit Facilities and Convertible Notes and Note 19. Related Party Transactions to the consolidated financial statements included in Part IV of this Form 10-K. For the year ended December 31, 2025, rights fees expense decreased by $65,190, primarily reflecting reductions in media rights fees for certain professional sports teams as a result of such amendments, including any retroactive adjustments for the 2024-25 NBA and NHL seasons recorded during the year ended December 31, 2025.

For the year ended December 31, 2025, other programming and production costs decreased $8,248 which includes lower costs related to MSG+ and other cost decreases.
Selling, general and administrative expenses
For the year ended December 31, 2025, selling, general and administrative expenses increased $2,910, to $52,324 as compared to the prior year primarily due to (i) higher advertising and marketing costs of $14,071 and (ii) higher professional fees of $2,984, partially offset by (iii) lower employee compensation and related benefits of $12,366 and (iv) other cost decreases.
Impairments and other losses, net
In connection with the performance of the Company’s annual goodwill impairment test as of August 31, 2025, the Company recognized impairments and other losses, net of $65,400, during the year ended December 31, 2025, related to the goodwill of the MSG Networks reporting unit, due to projected declines in the reporting unit’s business. As a result of the interim impairment test, the Company recorded a goodwill impairment charge of $61,200 during the year ended December 31, 2024 within the MSG Networks reporting unit.
Restructuring charges
For the year ended December 31, 2025, the Company recognized restructuring charges of $1,960 as compared to restructuring charges of $40 for the prior year, related to termination benefits provided for certain executives and employees.
Operating income
For the year ended December 31, 2025, operating income decreased $10,087, or 21%, to $38,593 as compared to the prior year primarily due to the decrease in revenues and, to a lesser extent, the higher selling, general and administrative expenses, partially offset by the decrease in direct operating expenses.

Adjusted operating income
For the year ended December 31, 2025, adjusted operating income decreased $12,241, or 9%, to $117,262 as compared to the prior year, primarily due to the decrease in revenues and, to a lesser extent higher selling, general and administrative expenses (excluding share-based compensation expense and merger, debt work-out, and acquisition-related costs, including merger-related litigation expenses, net of insurance recoveries), partially offset by the decrease in direct operating expenses.

Results of Operations
Comparison of the Six Months Ended December 31, 2024 versus the Six Months Ended December 31, 2023
Consolidated Results of Operations
The table below sets forth, for the periods presented, certain historical financial information.

	Six Months Ended December 31,		Change
	2024	2023	Amount	Percentage
Revenues	$536,203	$432,164	$104,039	24%
Direct operating expenses	(306,871)	(244,265)	(62,606)	26%
Selling, general and administrative expenses	(254,263)	(202,664)	(51,599)	25%
Depreciation and amortization	(165,232)	(94,290)	(70,942)	75%
Impairment and other losses, net	(65,233)	(115,738)	50,505	(44)%
Restructuring charges	(5,164)	(4,678)	(486)	10%
Operating loss	(260,560)	(229,471)	(31,089)	14%
Interest income	11,413	10,304	1,109	11%
Interest expense	(57,388)	(25,828)	(31,560)	122%
Other (expense) income, net	(44)	41,066	(41,110)	NM
Loss from operations before income taxes	(306,579)	(203,929)	(102,650)	50%
Income tax benefit	75,346	97,753	(22,407)	(23)%
Loss from continuing operations	(231,233)	(106,176)	(125,057)	118%
Loss from discontinued operations, net of taxes	—	(647)	647	NM
Net loss	$(231,233)	$(106,823)	$(124,410)	116%
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
Depreciation and amortization
Depreciation and amortization for the six months ended December 31, 2024 increased $70,942, to $165,232 as compared to the six months ended December 31, 2023. Assets related to Sphere in Las Vegas were placed in service in September 2023. Accordingly, the six months ended December 31, 2024 reflect a full six months of depreciation expense as compared to a partial period of depreciation expense in the prior year period.

Impairment and other losses, net
Impairment and other losses, net, were $65,233 for the six months ended December 31, 2024 as compared to $115,738 for the six months ended December 31, 2023. The 2024 charge relates to (i) a $61,200 goodwill impairment charge for the MSG Networks reporting unit and (ii) fixed assets at Sphere Las Vegas that were removed from the venue and were impaired. The prior year period charges were primarily due to the Company’s decision in November 2023 to no longer pursue the development of a Sphere in the United Kingdom, which resulted in the recording of an impairment charge of $116,541 during that period.
Restructuring charges
For the six months ended December 31, 2024 and 2023, the Company recorded restructuring charges of $5,164 and $4,678, respectively, related to termination benefits provided for certain executives and employees.
Interest income
Interest income for the six months ended December 31, 2024 increased $1,109 as compared to the six months ended December 31, 2023, primarily due to higher average cash and cash equivalent balances.
Interest expense
Interest expense for the six months ended December 31, 2024 increased $31,560 as compared to the six months ended December 31, 2023 primarily due to (i) the Company discontinuing the capitalization of interest expense during the three months ended December 31, 2023 as assets were placed in service following the opening of Sphere in Las Vegas in September 2023 and (ii) interest expense on the 3.50% Convertible Senior Notes, which were issued in December 2023.
Other (expense) income, net
Other expense, net for the six months ended December 31, 2024, was $44, compared to other income, net of $41,066 in the prior year period, which included a realized gain of $62,647 related to the settlement of litigation related to the Networks Merger, partially offset by a realized loss of $19,027 related to the sale of a portion of the MSGE Retained Interest in the corresponding prior year period.
Income taxes
Income tax benefit from continuing operations for the six months ended December 31, 2024 of $75,346 differs from income tax benefit derived from applying the statutory federal rate of 21% to the pretax loss primarily due to tax benefit of $14,403 related to state and local taxes, partially offset by tax expense of $4,706 related to nondeductible officers’ compensation.
Income tax benefit from continuing operations for the six months ended December 31, 2023 of $97,753 differs from income tax benefit derived from applying the statutory federal rate of 21% to the pretax loss primarily due to discrete items including tax benefit of $64,401 related to the state tax rate change used to measure the deferred taxes and income tax benefit of $15,655 related to the nontaxable gain on the repayment of all amounts outstanding under the DDTL Facility, partially offset by an increase in the foreign valuation allowance of $28,807.
See Note 18. Income Taxes to the consolidated financial statements included in Item 8 of this Form 10-K for further details on the components of income tax and a reconciliation of the statutory federal rate to the effective tax rate.

Adjusted operating income (loss) (“AOI”)
The following is a reconciliation of operating loss to adjusted operating income (loss):

	Six Months Ended December 31,		Change
	2024	2023	Amount	Percentage
Operating loss	$(260,560)	$(229,471)	$(31,089)	14%
Share-based compensation expense	33,394	16,799	16,595	99%
Depreciation and amortization	165,232	94,290	70,942	75%
Restructuring charges	5,164	4,678	486	10%
Impairment and other losses, net	65,233	115,738	(50,505)	(44)%
Merger, debt work-out, and acquisition-related costs, including merger-related litigation expenses, net of insurance recoveries	12,377	(8,663)	21,040	NM
Amortization for capitalized cloud computing costs	1,731	44	1,687	NM
Remeasurement of deferred compensation plan liabilities	91	138	(47)	(34)%
Adjusted operating income (loss)	$22,662	$(6,447)	$29,109	NM
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

	Six Months Ended December 31,		Change
	2024	2023	Amount	Percentage
Revenues	$296,092	$175,578	120,514	69%
Direct operating expenses(a)	(135,114)	(75,143)	(59,971)	80%
Selling, general and administrative expenses	(223,953)	(181,954)	(41,999)	23%
Depreciation and amortization	(160,840)	(90,421)	(70,419)	78%
Impairment and other losses, net	(4,033)	(115,738)	111,705	(97)%
Restructuring charges	(5,134)	(4,678)	(456)	10%
Operating loss	$(232,982)	$(292,356)	$59,374	(20)%
Reconciliation to adjusted operating loss:
Share-based compensation expense	29,363	14,904	14,459
Depreciation and amortization	160,840	90,421	70,419
Restructuring charges	5,134	4,678	456
Impairment and other losses, net	4,033	115,738	(111,705)
Merger, debt work-out, and acquisition-related costs, including merger-related litigation expenses, net of insurance recoveries	4,843	(2,502)	7,345
Amortization for capitalized cloud computing costs	1,579	—	1,579
Remeasurement of deferred compensation plan liabilities	91	138	(47)
Adjusted operating loss	$(27,099)	$(68,979)	$41,880	(61)%
_________________
NM — Absolute percentages greater than 200% and comparisons from positive to negative values or to zero values are considered not meaningful.
(a) Direct operating expenses include Event-related expenses and Other direct operating expenses, as presented in Note 20. Segment Information to the consolidated financial statements included in Item 8 of this Form 10K.

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
$120,514
On September 29, 2023, the Company opened Sphere in Las Vegas. As a result, the six months ended December 31, 2023 reflect operations beginning on that date while the six months ended December 31, 2024 reflect a full six months of operations.
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
For the six months ended December 31, 2024, the increase in event-related revenues reflects higher revenues from concerts, primarily due to a full six months of concerts held at Sphere in Las Vegas, and, to a lesser extent, revenues from two brand takeovers (previously referred to as corporate takeovers) and two marquee sporting events held at Sphere in Las Vegas during the six months ended December 31, 2024, as compared to approximately three months of concerts held at Sphere in Las Vegas and one marquee sporting event in the six months ended December 31, 2023.

For the six months ended December 31, 2024, the increase in revenues from sponsorship, signage, Exosphere advertising and suite license fee revenues primarily reflects (i) higher Exosphere advertising revenues, primarily due to a full six months of campaigns in the period as compared to a partial period of activity in the prior year period as a result of the start of Exosphere campaigns in September 2023 and, to a lesser extent, (ii) higher sponsorship revenues due to increased sales of existing sponsorship inventory, and (iii) higher suite license fee revenues, primarily due to six months of venue operations in the period as compared to a partial period of activity in the prior year period as a result of the opening of Sphere in Las Vegas on September 29, 2023.

For the six months ended December 31, 2024, the increase in other revenues primarily reflects the impact of consolidating Holoplot’s results following its acquisition by the Company in April 2024 and, to a lesser extent, revenue related to the Company’s plans to bring Sphere to Abu Dhabi, United Arab Emirates.
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

For the six months ended December 31, 2024, the increase in venue operating expenses reflects a full six months of venue operations in the period as compared to a partial period of activity in the prior year period as a result of the opening of Sphere in Las Vegas on September 29, 2023.

For the six months ended December 31, 2024, the increase in event-related direct operating expenses was primarily due to higher expenses from concerts, primarily due to an increase in the number of concerts held at Sphere in Las Vegas as compared to the prior year period, and, to a lesser extent, expenses from two marquee sporting event and two brand event takeovers (previously referred to as corporate event takeovers) held at Sphere in Las Vegas during the period, as compared to one marquee sporting event in the prior year period.

For the six months ended December 31, 2024, the increase in direct operating expenses from sponsorship, signage, Exosphere advertising and suite license fees primarily reflects higher expenses related to advertising campaigns on the venue’s Exosphere, primarily due to a full six months of campaigns in the period as compared to a partial period of activity in the prior year period as a result of the start of Exosphere campaigns in September 2023.

For the six months ended December 31, 2024, the increase in other direct operating expenses primarily reflects the impact of consolidating Holoplot’s results following its acquisition by the Company in April 2024.

Selling, general and administrative expenses
Selling, general and administrative expenses increased $41,999, or 23%, for the six months ended December 31, 2024 to $223,953 as compared to the six months ended December 31, 2023. The increase was primarily due to (i) higher employee compensation and related benefits, including the impact of approximately $8,300 in executive management transition costs in the period as compared to approximately $1,200 of executive management transition costs in the prior year period, and, to a lesser extent, (ii) higher professional fees, including $4,843 of costs associated with MSG Networks’ pursuit of a work-out of its credit facilities and litigation-related expenses associated with the Networks Merger recorded in the six months ended December 2024, as well as (iii) other net cost increases.
Depreciation and amortization
Depreciation and amortization for the six months ended December 31, 2024 increased $70,419, to $160,840 as compared to the six months ended December 31, 2023. Assets related to Sphere in Las Vegas were placed in service in September 2023. Accordingly, the period reflects a full six months of expense as compared to a partial period of expense in the prior year period.
Impairment and other losses, net
For the six months ended December 31, 2024 and 2023, the Company recorded impairment and other losses, net, of $4,033 and $115,738 respectively. The current year six-month period charge relates to fixed assets at Sphere in Las Vegas that were removed from the venue and were impaired. The prior year six-month period charge relates to Company’s decision in November 2023 to no longer pursue the development of a Sphere in the United Kingdom.
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

	Six Months Ended December 31,		Change
	2024	2023	Amount	Percentage
Revenues	$240,111	$256,586	$(16,475)	(6)%
Direct operating expenses(a)	(171,757)	(169,122)	(2,635)	2%
Selling, general and administrative expenses	(30,310)	(20,710)	(9,600)	46%
Depreciation and amortization	(4,392)	(3,869)	(523)	14%
Impairment and other losses, net	(61,200)	—	(61,200)	NM
Restructuring charges	(30)	—	(30)	NM
Operating (loss) income	$(27,578)	$62,885	$(90,463)	NM
Reconciliation to adjusted operating income:
Share-based compensation expense	4,031	1,895	2,136
Depreciation and amortization	4,392	3,869	523
Restructuring charges	30	—	30
Impairment and other losses, net	61,200	—	61,200
Merger, debt work-out, and acquisition-related costs, including merger-related litigation expenses, net of insurance recoveries	7,534	(6,161)	13,695
Amortization for capitalized cloud computing costs	152	44	108
Adjusted operating income	$49,761	$62,532	$(12,771)	(20)%
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
For the six months ended December 31, 2024, distribution revenue decreased $17,965, primarily due to a decrease in total subscribers of approximately 12.5%, partially offset by the impact of higher affiliation rates.
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
$2,635
For the six months ended December 31, 2024, other programming and production costs increased $1,719 primarily due to the impact of MSG+.
For the six months ended December 31, 2024, right fees expense increased $916 primarily due to the impact of annual contractual rate increases, partially offset by the net impact of reductions resulting from fewer NBA and NHL games made available to MSG Networks for exclusive broadcast.
Selling, general and administrative expenses
For the six months ended December 31, 2024, selling, general and administrative expenses increased $9,600, to $30,310 as compared to the six months ended December 31, 2023 primarily due to (i) higher professional fees of $13,207, mainly reflecting costs associated with pursuing a work-out of the MSG Networks Credit Facilities with its syndicate of lenders and the absence of litigation-related insurance recoveries associated with the Networks Merger recorded in the prior year period, and (ii) higher employee compensation and related benefits of $2,387, partially offset by (iii) lower advertising and marketing costs of $2,668 and (iv) other cost decreases.
Impairment and other losses, net
Impairment and other losses, net increased by $61,200 for the six months ended December 31, 2024. The increase is due to a goodwill impairment charge for the MSG Networks reporting unit recorded during the six months ended December 31, 2024.
Operating (loss) income
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

Comparison of the Fiscal Year Ended June 30, 2024 versus the Fiscal Year Ended June 30, 2023
Analysis of our results of operations for Fiscal Year 2024, including a comparison of Fiscal Year 2024 to Fiscal Year 2023, is included in “Part II — Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations” of the Company’s Annual Report on Form 10-K for Fiscal Year 2024, filed on August 14, 2024.

Liquidity and Capital Resources
Sources and Uses of Liquidity
The Company’s primary sources of liquidity are cash and cash equivalents, cash flows from the operations of our businesses and available borrowings under the LV Sphere Revolving Credit Facility. The Company’s uses of cash over the next 12 months and thereafter are expected to be substantial and include working capital-related items (including funding its operations and satisfying its accounts payable and accrued liabilities), capital spending (including the creation of additional original content for Sphere), required debt service payments (including principal amortization payments and excess cash flow payments pursuant to the MSGN Term Loan Facility), and investments, including in connection with its Sphere initiative, and related loans and advances that the Company may fund from time to time. The Company may also use cash to repurchase its common stock. The Company’s decisions as to the use of its available liquidity will be based upon the ongoing review of the funding needs of its businesses, the optimal allocation of cash resources, and the timing of cash flow generation. To the extent that the Company desires to access alternative sources of funding through the capital and credit markets, market conditions could adversely impact its ability to do so at that time.
As of December 31, 2025, the Company’s unrestricted cash and cash equivalents balance was $507,776, as compared to $384,835 as of September 30, 2025. Included in unrestricted cash and cash equivalents as of December 31, 2025 was (1) $376,813 in advance cash proceeds primarily from ticket sales, a portion of which the Company expects to pay to artists and promoters, and (2) $30,468 of cash and cash equivalents at MSG Networks, which were not available for distribution to the Company pursuant to the terms of the A&R MSGN Credit Agreement. In addition, as of December 31, 2025, the Company had $24,593 of Accounts payable and $431,477 of Accrued expenses and other current liabilities, including $130,061 of capital expenditure accruals primarily related to Sphere construction (a significant portion of which is in dispute). The balance of the Company’s total debt outstanding as of December 31, 2025 was $830,448. We believe we have sufficient liquidity from cash and cash equivalents, cash flows from operations and available borrowings under the LV Sphere Revolving Credit Facility, to fund our operations and service debt payments under our credit facilities for the foreseeable future.
The Company’s ability to have sufficient liquidity to fund its operations, refinance its indebtedness and make investments, including in connection with its Sphere initiative, is dependent on the ability of Sphere to generate significant positive cash flow. Although Sphere has been embraced by guests, artists, promoters, advertisers and marketing partners, and the Company anticipates that Sphere will generate substantial revenue and adjusted operating income on an annual basis over time, there can be no assurance that guests, artists, promoters, advertisers and marketing partners will continue to embrace this platform. Original immersive productions, such as Postcard From Earth, V-U2 An Immersive Concert Film and The Wizard of Oz at Sphere, have not been previously pursued on the scale of Sphere, which increases the uncertainty of our operating expectations. To the extent that the Company’s efforts do not result in viable shows, or to the extent that any such productions do not achieve expected levels of popularity among audiences, the Company may not generate the cash flows from operations necessary to fund its operations. To the extent the Company does not realize expected cash flows from operations from Sphere, it would have to take several actions to improve its financial flexibility and preserve liquidity, including significant reductions in both labor and non-labor expenses as well as reductions and/or deferrals in capital spending. Therefore, while the Company currently believes it will have sufficient liquidity from cash and cash equivalents, cash flows from operations (including expected cash flows from operations from Sphere) and available borrowings under the LV Sphere Revolving Credit Facility to fund its operations, no assurance can be provided that its liquidity will be sufficient in the event any of the preceding uncertainties facing Sphere are realized over the next 12 months. See “Part I —Item 1A. Risk Factors — Risks Related to Our Indebtedness, Financial Condition, and Internal Control — We Have Substantial Indebtedness and Are Highly Leveraged, Which Could Adversely Affect Our Business.”
For additional information regarding the Company’s capital expenditures, including those related to Sphere in Las Vegas, see the Company’s statements of cash flows included in the consolidated financial statements in Item 8. of this Form 10-K.
On March 31, 2020, the Company’s Board of Directors authorized a share repurchase program to repurchase up to $350,000 of the Company’s Class A Common Stock. The program was re-authorized by the Company’s Board of Directors on March 29, 2023. Under the authorization, shares of Class A Common Stock may be purchased from time to time in open market transactions, in accordance with applicable insider trading and other securities laws and regulations. The timing and amount of purchases will depend on market conditions and other factors. During the year ended December 31, 2025, the Company repurchased 1,054 shares of Class A Common Stock for $50,024 inclusive of $24 in excise taxes. As of December 31, 2025, the Company had approximately $300,000 remaining available for repurchases of Class A Common Stock.

Sphere
The Company opened Sphere in Las Vegas in September 2023. See “Part I — Item 1. Our Business — Sphere” in this Form 10-K. The venue has a number of revenue streams, including The Sphere Experience (which includes original immersive productions), advertising and marketing partnerships, concert residencies, and brand and marquee sporting events, each of which the Company expects to become significant over time. As a result, we anticipate that Sphere in Las Vegas will generate substantial revenue and adjusted operating income on an annual basis over time.
On October 15, 2024, the Company and DCT Abu Dhabi announced that they would work together to bring Sphere to Abu Dhabi, United Arab Emirates. On July 25, 2025, Sphere Entertainment Group and DCT Abu Dhabi finalized and entered into a Franchise Agreement, a Joint Development and Partnership Agreement and a Pre-Opening Services Agreement relating to the construction, development and operation of Sphere Abu Dhabi. Under the terms of the Franchise Agreement, DCT Abu Dhabi has agreed to pay Sphere Entertainment Group a franchise initiation fee (a portion of which has been received) and royalties in connection with DCT Abu Dhabi’s use of Sphere Entertainment Group’s intellectual property (including The Sphere Experience content and other creative content). Pursuant to the terms of the Pre-Opening Services Agreement, Sphere Entertainment Group is providing pre-construction and construction related services to DCT Abu Dhabi, with construction being funded by DCT Abu Dhabi. Following the venue’s opening, the Company will receive annual royalty fees for creative and artistic content licensed by Sphere Entertainment Group, such as The Sphere Experience content, and use of Sphere’s intellectual property and other ancillary content. In addition, prior to the opening of Sphere Abu Dhabi, Sphere Entertainment Group and DCT Abu Dhabi expect to enter into an Operational Services Agreement, pursuant to which Sphere Entertainment Group will provide to be agreed upon operational services to DCT Abu Dhabi prior to and following the opening of Sphere Abu Dhabi. In January 2026, the Company, the State of Maryland, Prince George’s County, and Peterson Companies announced the intent to develop a new Sphere venue at National Harbor, Maryland. Any construction, development, financing and operation of a Sphere venue at National Harbor is contingent upon, among other things, negotiation and execution of definitive agreements, as well as receipt of certain governmental incentives and approvals from Prince George’s County and the State of Maryland.

The Company will continue to explore additional domestic and international markets where it believes Sphere venues can be successful. The Company’s intention for any future venues is to utilize several options, such as joint ventures, equity partners, a managed venue or franchise model, sale-leaseback arrangements and debt financing.
Financing Agreements
See Note 14. Credit Facilities and Convertible Notes to the consolidated financial statements included in Item 8 of this Form 10-K for discussions of the Company’s debt obligations and various financing arrangements.
MSGN Term Loan Facility

General. MSGN L.P., MSGN Eden, Regional MSGN, and certain subsidiaries of MSGN L.P. entered into the Prior MSGN Credit Agreement providing for the Prior MSGN Credit Facilities which included (i) an initial $1,100,000 term loan facility and (ii) a $250,000 revolving credit facility. The outstanding principal amount under the Prior MSGN Credit Agreement of $829,125 matured without repayment on October 11, 2024, and an event of default occurred pursuant to the Prior MSGN Credit Agreement due to MSGN L.P.’s failure to make payment on the outstanding principal amount on the maturity date.
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
Pursuant to the A&R MSGN Credit Agreement, the Prior MSGN Credit Facilities were replaced with the MSGN Term Loan Facility, which has a principal amount of $210,000 and matures on December 31, 2029. The outstanding balance under the MSGN Term Loan Facility was $158,937 as of December 31, 2025 (the carrying amount of the debt under the troubled debt restructuring guidance is $303,704). In January 2026, MSGN L.P. made a $5,468 mandatory cash sweep payment based on excess cash as of December 31, 2025.
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

Interest Rates. Borrowings under the A&R MSGN Credit Agreement bear interest at a rate per annum, which at the option of MSGN L.P., may be equal to either (i) adjusted Term SOFR (i.e., Term SOFR as defined in the A&R MSGN Credit Agreement, plus 0.10%) plus 5.00% or (ii) Alternate Base rate, as defined in the A&R MSGN Credit Agreement, plus 4.00%. Upon a payment default in respect of principal, interest or other amounts due and payable under the A&R MSGN Credit Agreement or related loan documents, default interest will accrue on all overdue amounts at an additional rate of 2.00% per annum. The interest rate on the MSGN Term Loan Facility as of December 31, 2025 was 8.82%.
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
Principal Repayments. Subject to customary notice and minimum amount conditions, MSGN L.P. may voluntarily prepay outstanding loans under the A&R MSGN Credit Agreement at any time, in whole or in part, without premium or penalty (except for customary breakage costs with respect to Term Benchmark (as defined in the A&R MSGN Credit Agreement) loans). The MSGN Term Loan Facility has a fixed amortization of $10,000 per quarter commencing on September 30, 2025. During the quarters ending September 30, 2025 and December 31, 2025, MSGN L.P. made fixed amortization payments of $10,000. MSGN L.P. is required to make mandatory prepayments pursuant to a mandatory cash sweep, determined at the end of each fiscal quarter, that requires 100% of MSGN L.P.’s and the MSGN Subsidiary Guarantors’ excess balance sheet cash over certain thresholds (subject to certain exclusions) to be used to repay the principal amount outstanding. In January 2026, MSGN L.P. made a $5,468 mandatory cash sweep payment based on excess cash as of December 31, 2025. MSGN L.P. is further required to make mandatory prepayments in certain circumstances, including from the net cash proceeds of certain dispositions of assets or casualty insurance and/or condemnation awards (subject to a threshold below which payments are not required, as well as certain reinvestment, repair and replacement rights) and upon the incurrence of indebtedness (subject to certain exceptions).
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

2026 LV Sphere Facilities

General. On January 29, 2026, MSG LV entered into a credit agreement with JPMorgan Chase Bank, N.A., as Administrative Agent and L/C Issuer, and the lenders party thereto, which refinanced in full the 2022 LV Sphere Term Loan Facility. The new credit agreement provides for (i) the $275,000 2026 LV Sphere Term Loan Facility, the proceeds of which were used to refinance the 2022 LV Sphere Term Loan Facility, and (ii) the $275,000 2026 LV Sphere Revolving Credit Facility, the proceeds of which are expected to be used for working capital and general corporate purposes, including distributions to the Sphere Entertainment Group.
Financial Covenants. The 2026 LV Sphere Facilities include financial covenants requiring MSG LV to maintain a minimum debt service coverage ratio of 2.50:1.00 and a maximum total leverage ratio of 3.50:1.00. Both covenants are tested quarterly based on the four consecutive fiscal quarters of MSG LV then most recently ended.
Principal Repayments. The 2026 LV Sphere Facilities will mature on January 29, 2031. Commencing with the first fiscal quarter to occur after the second anniversary of the closing of the 2026 LV Sphere Term Loan Facility, the principal obligations under the 2026 LV Sphere Term Loan Facility will be subject to amortization payments of 5% per annum, paid in quarterly installments, with the remainder of the term loans due at maturity. Under certain circumstances, MSG LV is required to make mandatory prepayments on the loans, including prepayments in an amount equal to the net cash proceeds of casualty insurance and/or condemnation recoveries (subject to certain reinvestment, repair or replacement rights), subject to certain exceptions.
Interest Rates. Borrowings under the 2026 LV Sphere Facilities will bear interest at a floating rate, which at the option of MSG LV may be either (i) Term SOFR (as defined in the 2026 LV Sphere Facilities) plus a margin that ranges from 2.50% to 3.00% based on MSG LV’s total leverage ratio or (ii) the Alternative Base Rate (as defined in the 2026 LV Sphere Facilities) plus a margin that ranges from 1.50% to 2.00% based on MSG LV’s total leverage ratio.
Guarantors and Collateral. All obligations under the 2026 LV Sphere Facilities are guaranteed by Sphere Entertainment Group. All obligations under the 2026 LV Sphere Facilities, including the guarantees of those obligations, are secured by all of the assets of MSG LV and a pledge of the equity interests in MSG LV held directly by Sphere Entertainment Group including, but not limited to, MSG LV’s leasehold interest in the land on which the Sphere in Las Vegas is located.
Covenants. In addition to the financial covenants described above, the 2026 LV Sphere Facilities and the related guaranty and security and pledge agreements contain certain customary representations and warranties, affirmative and negative covenants and events of default. The 2026 LV Sphere Facilities contain certain restrictions on the ability of MSG LV to take certain actions as provided in (and subject to various exceptions and baskets set forth in) the 2026 LV Sphere Facilities, including the following: (i) incurring additional indebtedness; (ii) incurring liens on its assets; (iii) making investments, loans or advances in or to other persons; (iv) paying dividends and distributions to the extent a default or event of default under the 2026 LV Sphere Facilities is in effect at such time or the debt service reserve account is not funded to the extent required; (v) changing its lines of business; (vi) engaging in certain transactions with affiliates; (vii) amending organizational documents; (viii) merging or consolidating; and (ix) making certain dispositions.

3.50% Convertible Senior Notes

On December 8, 2023, the Company completed a private unregistered offering of $258,750 in aggregate principal amount of its 3.50% Convertible Senior Notes due 2028 (the “3.50% Convertible Senior Notes”), which amount includes the full exercise of the initial purchasers’ option to purchase additional 3.50% Convertible Senior Notes. See Note 14. Credit Facilities and Convertible Notes, included in Item 8 of this Form 10-K, for details on the 3.50% Convertible Senior Notes.
Letters of Credit
The Company uses letters of credit to support its business operations. The Company has letters of credit relating to operating leases which are supported by cash and cash equivalents that are classified as restricted.

Cash Flow Discussion
As of December 31, 2025, cash, cash equivalents and restricted cash totaled $521,264, as compared to $515,633 and $627,827 as of December 31, 2024 and 2023, respectively. The following table summarizes the Company’s cash flow activities for the years ended December 31, 2025 and 2024, and six months ended December 31, 2024 and 2023:

	Year Ended December 31,		Six Months Ended December 31,
	2025	(Unaudited) 2024	2024	(Unaudited) 2023
Net cash provided by (used in) operating activities	$243,346	$69,407	$40,827	$(48,238)
Net cash (used in) provided by investing activities	(3,901)	(106,312)	(60,156)	973
Net cash (used in) provided by financing activities	(233,345)	(74,168)	(37,926)	245,973
Effect of exchange rates on cash, cash equivalents and restricted cash	(469)	(1,121)	(345)	5
Net increase (decrease) in cash, cash equivalents and restricted cash	$5,631	$(112,194)	$(57,600)	$198,713
Operating Activities
Net cash provided by (used in) operating activities attributable to changes in assets and liabilities for the year ended December 31, 2025 and 2024 equaled $42,242 and $(4,681), respectively, a net increase of $46,923. The primary drivers of that net change are as follows.

The Company had increases in cash provided by operating activities related to (i) greater net cash inflows from Deferred revenue of $77,131, primarily related to cash proceeds from The Wizard of Oz at Sphere ticket sales, (ii) lower net cash outflows related to Accrued and other current liabilities of $30,249 due to the timing of payments for accrued expenses, including compensation and employee related benefits, and (iii) greater net cash inflows from Related party receivables and payables, net of $21,654 due to the timing of related party settlements.

These increases in cash provided by operating activities were partially offset by increases in cash used in operating activities related to (i) lower net cash inflows from Accounts receivable of $43,655, primarily due to the timing of cash collections from the Company’s third-party ticketing service provider as well as the timing of billings for certain other arrangements, (ii) greater net cash outflows for Prepaid expenses and other current and non-current assets of $16,507, primarily due to an increase in deferred production costs for The Wizard of Oz at Sphere and other productions, (iii) greater net cash outflows related to Accounts payable of $14,969 due to the timing of payments to vendors, and (iv) greater net cash outflows related to Right-of-use lease assets and operating lease liabilities of $6,980 due to the timing of lease payments and other leasing activity.

In addition to the net increase in cash provided by operating activities driven by changes in assets and liabilities, the Company generated net income of $33,405 in the current year period, compared to a net loss of $325,059 in the prior year period, as adjusted by non-cash net amounts of $167,699 in the current year period, compared to $399,147 in the prior year period. Refer to “— Business Segment Results” for further detail pertaining to the Company’s operating results.
Investing Activities
Net cash used in investing activities for the year ended December 31, 2025 decreased by $102,411 as compared to the prior year period primarily due the $48,757 in cash received from the sale of land in Stratford, London and lower net cash outflows for capital expenditures of $30,819. The prior year period included the acquisition of Holoplot GmbH.
Financing Activities
Net cash used in financing activities for the year ended December 31, 2025 increased by $159,177 as compared to the prior year period, primarily due to greater cash outflows for principal repayments of debt of $102,043 in the current year period as well as $50,024 in stock repurchases.

Contractual Obligations
As of December 31, 2025, the approximate future payments under our contractual obligations were as follows:

	Payments Due by Period (c)
	Total	Year 1	Years 2-3	Years 4-5	More Than 5 Years
Leases (a)	$177,050	$18,200	$34,252	$34,786	$89,812
Debt repayments (b)	837,454	63,009	533,750	240,695	—
Total future payments under contractual obligations	$1,014,504	$81,209	$568,002	$275,481	$89,812
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
Off Balance Sheet Arrangements
As of December 31, 2025, the Company has the following off balance sheet arrangements:

	Commitments
	December 31, 2026	December 31, 2027	December 31, 2028	December 31, 2029	December 31, 2030	Thereafter	Total
Sphere
Event-related commitments	$20,385	$15,000	$—	$—	$—	$—	$35,385
Letter of credit	913	—	—	—	—	—	913
Other	2,000	333	—	—	—	—	2,333
Total Sphere commitments	$23,298	$15,333	$—	$—	$—	$—	$38,631
MSG Networks
Broadcast rights	$197,230	$208,335	$201,494	$113,008	$26,262	$13,131	$759,460
Purchase commitments	28,890	17,149	4,085	559	—	—	50,683
Total MSG Networks commitments	$226,120	$225,484	$205,579	$113,567	$26,262	$13,131	$810,143

Total Commitments	$249,418	$240,817	$205,579	$113,567	$26,262	$13,131	$848,774
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
Revenue Recognition - Arrangements with Multiple Performance Obligations
The Company may enter into arrangements with multiple performance obligations, such as multi-year sponsorship agreements which may derive revenues for the Company as well as MSG Entertainment and MSG Sports within a single arrangement. The Company may also derive revenue from similar types of arrangements which are entered into by MSG Entertainment or MSG Sports. Payment terms for such arrangements can vary by contract, but payments are generally due in installments throughout the contractual term. The performance obligations included in each sponsorship agreement vary and may include advertising and other benefits such as, but not limited to, signage at Sphere, digital advertising, event or property specific advertising, as well as non-advertising benefits such as suite licenses and event tickets. To the extent the Company’s multi-year arrangements provide for performance obligations that are consistent over the multi-year contractual term, such performance obligations generally meet the definition of a series as provided for under the accounting guidance. If performance obligations are concluded to meet the definition of a series, the contractual fees for all years during the contract term are aggregated and the related revenue is recognized proportionately as the underlying performance obligation is satisfied.
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
Impairment of Long-Lived and Indefinite-Lived Assets
The Company’s long-lived and indefinite-lived assets accounted for approximately 75% of the Company’s consolidated total assets as of December 31, 2025 and consisted of the following:

As of December 31, 2025
Goodwill	$344,772
Intangible assets, net	21,817
Property and equipment, net	2,710,643
Right-of-use lease assets	91,372
$3,168,604
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

Impairment of Goodwill
Goodwill is tested annually for impairment as of August 31 and at any time upon the occurrence of certain events or substantive changes in circumstances. The Company performs its goodwill impairment test at the reporting unit level. At the time of the annual impairment test and as of December 31, 2025, the Company had two reportable segments and two reporting units, Sphere and MSG Networks, consistent with the way management makes decisions and allocates resources to the business.
The goodwill balance reported on the Company’s consolidated balance sheets as of December 31, 2025 by reporting unit was as follows:

	Sphere	MSG Networks	Total
Balance as of June 30, 2024	$45,644	$424,508	$470,152
Acquisitions	1,220	—	1,220
Impairments	—	(61,200)	(61,200)
Balance as of December 31, 2024	$46,864	$363,308	$410,172
Impairments	—	(65,400)	(65,400)
Balance as of December 31, 2025	$46,864	$297,908	$344,772
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
Based upon the results of the Company’s annual quantitative impairment test, the Company concluded that the carrying value of the MSG Networks reporting unit exceeded its estimated fair value as of the annual impairment testing date. Based on the evaluation of amortizable intangible assets and other long-lived assets performed as of the annual impairment testing date, the Company did not record any impairments of such assets. The Company did however record a non-cash goodwill impairment charge of $65,400 for the MSG Networks reporting unit as a result of the projected declines in the reporting unit’s business. The goodwill impairment charge was calculated as the amount that the carrying value of the reporting unit, including any goodwill, exceeded its fair value as of the annual impairment testing date. No additional indicators of impairment were identified through the remainder of the year ended December 31, 2025.
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
The Company has recognized intangible assets for affiliate relationships as a result of purchase accounting, and has determined that these intangible assets have finite lives. The Company also recognized intangible assets subject to amortization during Fiscal Year 2024 as a result of the acquisition of Holoplot. Refer to Note 2 Summary of Significant Accounting Policies to the consolidated financial statements included in Item 8 of this Form 10-K for the estimated useful lives of the Company’s major classes of intangible assets subject to amortization as of December 31, 2025.
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

Item 7A. Quantitative and Qualitative Disclosures About Market Risk
Potential Interest Rate Risk Exposure:
The Company, through its subsidiaries, MSG LV and MSG Networks, is subject to potential interest rate risk exposure related to borrowings incurred under their respective credit facilities. Changes in interest rates may increase interest expense payments with respect to any borrowings incurred under these credit facilities. The effect of a hypothetical 200 basis point increase in floating interest rate prevailing as of December 31, 2025 and continuing for a full year would increase the Company’s interest expense on the outstanding amounts under the credit facilities by $11,574.
Foreign Currency Exchange Rate Exposure:
We are exposed to market risk resulting from foreign currency fluctuations primarily related to our activities in Germany and the the United Kingdom conducted in Euros and British pound sterling, respectively.
Following the acquisition of Holoplot on April 25, 2024, which is based in Berlin, Germany, we are also exposed to market risk resulting from foreign currency fluctuations related to the Euro. During the year ended December 31, 2025, the EUR/USD exchange rate ranged from 1.0247 to 1.1868 as compared to EUR/USD exchange rate of 1.1748 on December 31, 2025, a fluctuation ranging from 1% to 13%. As of December 31, 2025, a uniform hypothetical 10% fluctuation in the EUR/USD exchange rate would have resulted in a change of $130 in the Company’s net asset value.
British pound sterling exposure was as a result of our net investment position initiated with our acquisition of land in Stratford, London in November 2017, which we expected would become home to a future Sphere, and through cash and invested funds which we expected would be deployed in the construction of our London venue prior to the Company’s decision in November 2023 to no longer pursue the development of a Sphere in London and the subsequent sale of the land during the three months ended June 30, 2025. Subsequent to the sale of the Stratford land, the Company’s activities in the United Kingdom primarily relate to entities supporting Sphere expansion efforts. During the year ended December 31, 2025, the GBP/USD exchange rate ranged from 1.2181 to 1.3749 as compared to GBP/USD exchange rate of 1.3479 as of December 31, 2025, a fluctuation of ranging from 2% to 10%. As of December 31, 2025, a uniform hypothetical 10% fluctuation in the GBP/USD exchange rate would have resulted in a change of $100 in the Company’s net asset value.
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
Lower discount rates increase the present value of benefit obligations and will usually increase the subsequent year’s net periodic benefit cost. The weighted-average discount rates used to determine benefit obligations as of December 31, 2025 for the Company’s Pension Plans and Postretirement Plan were 5.25% and 4.67%, respectively. A 25 basis point decrease in each of these assumed discount rates would increase the projected benefit obligations for the Company’s Pension Plans and Postretirement Plan at December 31, 2025 by $800 and $20, respectively.

The weighted-average discount rates used to determine service cost, interest cost and the projected benefit obligation components of net periodic benefit cost were 5.86%, 5.33% and 5.58%, respectively, for the year ended December 31, 2025 for the Company’s Pension Plans. The weighted-average discount rates used to determine service cost, interest cost and the projected benefit obligation components of net periodic benefit cost were 5.52%, 5.14% and 5.32%, respectively, for the year ended December 31, 2025 for the Company’s Postretirement Plan. A 25 basis point decrease in these assumed discount rates would increase the total net periodic benefit cost for the Company’s Pension Plans by $30 and would result in no impact to the net periodic benefit cost for the Company’s Postretirement Plan for the year ended December 31, 2025.
The expected long-term return on plan assets is based on a periodic review and modeling of the plans’ asset allocation structures over a long-term horizon. Expectations of returns for each asset class are the most important of the assumptions used in the review and modeling, and are based on comprehensive reviews of historical data, forward-looking economic outlook, and economic/financial market theory. The expected long-term rate of return was selected from within the reasonable range of rates determined by (a) historical real returns, net of inflation, for the asset classes covered by the investment policy, and (b) projections of inflation over the long-term period during which benefits are payable to plan participants. The weighted average expected long-term rate of return on plan assets for the Company’s funded pension plans was 6.36% for the year ended December 31, 2025.
Performance of the capital markets affects the value of assets that are held in trust to satisfy future obligations under the Company’s funded plans. Adverse market performance in the future could result in lower rates of return for these assets than projected by the Company which could increase the Company’s funding requirements related to these plans, as well as negatively affect the Company’s operating results by increasing the net periodic benefit cost. A 25 basis point decrease in the long-term return on pension plan assets assumption would increase net periodic pension benefit cost by $40 for the year ended December 31, 2025.
Item 8. Financial Statements and Supplementary Data
The Financial Statements required by this Item 8 appear beginning on page F-1 of this Form 10-K, and are incorporated by reference herein.
Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure
None.
Item 9A. Controls and Procedures
Evaluation of Disclosure Controls and Procedures
An evaluation was carried out under the supervision and with the participation of the Company’s management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of the end of the period covered by this report. Based upon that evaluation, the Company’s Chief Executive Officer and Chief Financial Officer concluded that as of December 31, 2025 the Company’s disclosure controls and procedures were effective.
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
Under the supervision and with the participation of management, including the Company’s Chief Executive Officer and Chief Financial Officer, we conducted an evaluation of the effectiveness of our internal control over financial reporting based on the framework in Internal Control — Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on the results of this evaluation, our management concluded that our internal control over financial reporting was effective as of December 31, 2025. The effectiveness of our internal control over financial reporting as of December 31, 2025 has been audited by Deloitte & Touche LLP, an independent registered public accounting firm, as stated in their report which is included herein.
Changes in Internal Control over Financial Reporting
There were no changes in the Company’s internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the quarter ended December 31, 2025 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.
Item 9B. Other Information
None.
Item 9C. Disclosure Regarding Foreign Jurisdictions that Prevent Inspections
Not applicable.

PART III
Item 10. Directors, Executive Officers and Corporate Governance
Information relating to our directors, executive officers, corporate governance and insider trading policies and procedures will be included in the proxy statement for the 2026 annual meeting of the Company’s stockholders, which is expected to be filed within 120 days of our calendar year end, and is incorporated herein by reference.
Item 11. Executive Compensation
Information relating to executive compensation will be included in the proxy statement for the 2026 annual meeting of the Company’s stockholders, which is expected to be filed within 120 days of our calendar year end, and is incorporated herein by reference.
Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters
Information relating to the beneficial ownership of our common stock will be included in the proxy statement for the 2026 annual meeting of the Company’s stockholders, which is expected to be filed within 120 days of our calendar year end, and is incorporated herein by reference.
Item 13. Certain Relationships and Related Transactions, and Director Independence
Information relating to certain relationships and related transactions and director independence will be included in the proxy statement for the 2026 annual meeting of the Company’s stockholders, which is expected to be filed within 120 days of our calendar year end, and is incorporated herein by reference.
Item 14. Principal Accountant Fees and Services
Information relating to principal accountant fees and services will be included in the proxy statement for the 2026 annual meeting of the Company’s stockholders, which is expected to be filed within 120 days of our calendar year end, and is incorporated herein by reference.

PART IV
Item 15. Exhibits and Financial Statement Schedules

Page No.
The following documents are filed as part of this report:

1.	The financial statements as indicated in the index set forth on page	F - 1

2.	Financial statement schedule:
Schedule supporting consolidated financial statements:
	Schedule II — Valuation and Qualifying Accounts	92
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
2.2
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

2.4
Agreement and Plan of Merger, dated as of March 25, 2021, by and among Sphere Entertainment Co. (formerly Madison Square Garden Entertainment Corp.), Broadway Sub Inc. and MSG Networks Inc. (incorporated by reference to Exhibit 2.1 to the Company’s Current Report on Form 8-K filed on March 26, 2021).

2.5
Distribution Agreement, dated as of March 31, 2020, between Madison Square Garden Sports Corp. (formerly The Madison Square Garden Company) and Sphere Entertainment Co. (formerly MSG Entertainment Spinco, Inc.) (incorporated by reference to Exhibit 2.1 to Amendment No. 3 to the Company’s Registration Statement on Form 10 filed on April 1, 2020).

2.6
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

3.1	Articles of Incorporation of Sphere Entertainment Co. (incorporated by reference to Exhibit 3.1 to the Company’s Current Report on Form 8-K filed on June 5, 2025).
3.2	Bylaws of Sphere Entertainment Co. (incorporated by reference to Exhibit 3.2 to the Company’s Current Report on Form 8-K filed on June 5, 2025).
4.1	Description of Capital Stock.
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
10.15
Form of Sphere Entertainment Co. Restricted Stock Units Agreement under the 2020 Employee Stock Plan, as amended (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on August 26, 2024). †

10.16
Form of Sphere Entertainment Co. Restricted Stock Units Agreement under the 2020 Employee Stock Plan, as amended (2025) (incorporated by reference to Exhibit 10.16 the Company’s Transition Report on Form 10-KT filed on March 3, 2025). †

10.17
Form of Sphere Entertainment Co. Performance Restricted Stock Units Agreement under the 2020 Employee Stock Plan, as amended (incorporated by reference to Exhibit 10.9 to the Company’s Current Report on Form 8-K filed on April 24, 2023). †

10.18
Form of Sphere Entertainment Co. Performance Restricted Stock Units Agreement under the 2020 Employee Stock Plan, as amended (2025) (incorporated by reference to Exhibit 10.18 to the Company’s Transition Report on Form 10-KT filed on March 3, 2025). †

10.19
Form of Sphere Entertainment Co. Option Agreement under the 2020 Employee Stock Plan, as amended (incorporated by reference to Exhibit 10.7 to the Company’s Current Report on Form 8-K filed on April 24, 2023). †

10.20
Form of Sphere Entertainment Co. Performance Option Agreement under the 2020 Employee Stock Plan, as amended (incorporated by reference to Exhibit 10.10 to the Company’s Current Report on Form 8-K filed on April 24, 2023). †

10.21
Form of Sphere Entertainment Co. Off-Cycle Performance Stock Option Agreement under the 2020 Employee Stock Plan, as amended (incorporated by reference to Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q filed on November 8, 2023).†.

10.22
Form of Sphere Entertainment Co. Performance Vesting Stock Option Agreement under the 2020 Employee Stock Plan, as amended (incorporated by reference to Annex B of Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on July 3, 2024). †

10.23
Form of Sphere Entertainment Co. (formerly Madison Square Garden Entertainment Corp.) Option Agreement in respect of Madison Square Garden Sports Corp. Options (incorporated by reference to Exhibit 10.16 to the Company’s Registration Statement on Form 10 filed on March 6, 2020). †

10.24
Form of Sphere Entertainment Co. Restricted Stock Units Agreement in respect of Restricted Stock Units granted under the MSG Networks Inc. 2010 Employee Stock Plan (incorporated by reference to Exhibit 10.5 to the Company’s Current Report on Form 8-K filed on April 24, 2023). †

10.25
Form of Sphere Entertainment Co. Restricted Stock Units Agreement in respect of Restricted Stock Units granted under the MSG Networks Inc. 2010 Employee Stock Plan, as amended (incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K filed on August 26, 2024).†

10.26
Form of Sphere Entertainment Co. Restricted Stock Units Agreement in respect of Restricted Stock Units granted under the MSG Networks Inc. 2010 Employee Stock Plan, as amended (2025) (incorporated by reference to Exhibit 10.26 the Company’s Transition Report on Form 10-KT filed on March 3, 2025). †

10.27
Form of Sphere Entertainment Co. Performance Restricted Stock Units Agreement in respect of Performance Restricted Stock Units granted under the MSG Networks Inc. 2010 Employee Stock Plan, as amended (incorporated by reference to Exhibit 10.8 to the Company’s Current Report on Form 8-K filed on April 24, 2023). †

10.28
Form of Sphere Entertainment Co. Performance Restricted Stock Units Agreement in respect of Performance Restricted Stock Units granted under the MSG Networks Inc. 2010 Employee Stock Plan, as amended (2025) (incorporated by reference to Exhibit 10.28 the Company’s Transition Report on Form 10-KT filed on March 3, 2025). †

10.29	Sphere Entertainment Co. Executive Deferred Compensation Plan (incorporated by reference to Exhibit 10.11 to the Company’s Current Report on Form 8-K filed on April 24, 2023). †
10.30
Employment Agreement, dated as of June 30, 2024, between Sphere Entertainment Co. and James L. Dolan (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on July 3, 2024). †

10.31
Employment Agreement, dated as of January 5, 2024, between Sphere Entertainment Co. and Jennifer Koester (incorporated by reference to Exhibit 10.4 to the Company’s Quarterly Report on Form 10-Q for the quarter ended December 31, 2023 filed on February 5, 2024).†

10.32
Amendment to Employment Agreement, dated as of June 7, 2024, between Sphere Entertainment Co. and Jennifer Koester (incorporated by reference to Exhibit 10.28 to the Company’s Annual Report on Form 10-K filed on August 14, 2024). †

10.33
Employment Agreement, dated as of August 27, 2024, between MSG Networks Inc., Sphere Entertainment Co. and Andrea Greenberg (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on August 30, 2024). †

10.34
Separation Agreement, dated as of September 2, 2025, between Sphere Entertainment Co. and Andrea Greenberg (incorporated by reference to Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2025 filed on November 4, 2025). †

EXHIBIT NO.	DESCRIPTION
10.35
Employment Agreement dated as of June 15, 2023 between Sphere Entertainment Co. and David Granville-Smith (incorporated by reference to Exhibit 10.28 to the Company’s Annual Report on Form 10-K for the fiscal year ended June 30, 2023 filed on August 22, 2023). †

10.36
Employment Agreement, dated as of January 6, 2025, between Sphere Entertainment Co. and Robert Langer (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on January 8, 2025). †

10.37
Employment Agreement, dated as of December 18, 2023, between Sphere Entertainment Co. and Laura Franco (incorporated by reference to Exhibit 10.3 to the Company’s Quarterly Report on Form 10-Q filed on February 5, 2024).†

10.38
Employment Agreement dated as of April 20, 2023 between Sphere Entertainment Co. (formerly Madison Square Garden Entertainment Corp.) and Gregory Brunner (incorporated by reference to Exhibit 10.4 to the Company’s Current Report on Form 8-K filed on April 24, 2023). †

10.39
Employment Agreement, dated as of November 19, 2025, between Sphere Entertainment Co. and Christopher Winters (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on November 21, 2025). †

10.40
Construction Agreement, dated as of May 31, 2019, by and between MSG Las Vegas, LLC and Hunt Construction Group Inc. (incorporated by reference to Exhibit 10.18 to Amendment No. 1 to the Company’s Registration Statement on Form 10 filed on March 18, 2020). +

10.41
Ground Lease Agreement, dated July 16, 2018, by and among Sands Arena Landlord LLC, Venetian Casino Resort, LLC, MSG Las Vegas, LLC, and Sphere Entertainment Group, LLC (formerly MSG Sports & Entertainment, LLC) (incorporated by reference to Exhibit 10.19 to Amendment No. 1 to the Company’s Registration Statement on Form 10 filed on March 18, 2020). +

10.42
First Amendment to Ground Lease, dated November 14, 2018, by and among Sands Arena Landlord LLC, Venetian Casino Resort, LLC, MSG Las Vegas, LLC, and Sphere Entertainment Group, LLC (formerly MSG Sports & Entertainment, LLC) (incorporated by reference to Exhibit 10.20 to Amendment No. 1 to the Company’s Registration Statement on Form 10 filed on March 18, 2020).

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

10.51
Credit Agreement, dated as of January 29, 2026, among MSG Las Vegas, LLC, JPMorgan Chase Bank, N.A., as Administrative Agent and L/C Issuer, and the lenders party thereto (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on February 3, 2026).

10.52
Pledge and Security Agreement, dated as of January 29, 2026, by and between MSG Las Vegas, LLC and JPMorgan Chase Bank, N.A. (incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K filed on February 3, 2026).

10.53
Guaranty Agreement, dated as of January 29, 2026, by Sphere Entertainment Group, LLC in favor of JPMorgan Chase Bank, N.A. on behalf of the lenders(incorporated by reference to Exhibit 10.3 to the Company’s Current Report on Form 8-K filed on February 3, 2026).

EXHIBIT NO.	DESCRIPTION
10.54
Pledge Agreement, dated as of January 29, 2026, by Sphere Entertainment Group, LLC in favor of JPMorgan Chase Bank, N.A. on behalf of the lenders(incorporated by reference to Exhibit 10.4 to the Company’s Current Report on Form 8-K filed on February 3, 2026).

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

10.57
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

10.58
NBA Transaction Agreement, dated as of April 15, 2020, among Madison Square Garden Sports Corp. (formerly The Madison Square Garden Company), Sphere Entertainment Co. (formerly MSG Entertainment Spinco, Inc.) and certain other parties thereto (incorporated by reference to Exhibit 10.59 to the Company’s Annual Report on Form 10-K for the fiscal year ended June 30, 2020 filed on August 31, 2020).

10.59
NHL Transaction Agreement, dated as of April 15, 2020, among Madison Square Garden Sports Corp. (formerly The Madison Square Garden Company), Sphere Entertainment Co. (formerly MSG Entertainment Spinco, Inc.) and certain other parties thereto (incorporated by reference to Exhibit 10.60 to the Company’s Annual Report on Form 10-K for the fiscal year ended June 30, 2020 filed on August 31, 2020).

10.60
MSG Networks Voting and Support Agreement, dated as of March 25, 2021, by and among Sphere Entertainment Co. (formerly Madison Square Garden Entertainment Corp.) and certain stockholders of MSG Networks Inc. that are signatories thereto (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on March 26, 2021).

10.61
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
101
The following materials from Sphere Entertainment Co. Annual Report on Form 10-K for the year ended December 31, 2025, formatted in Inline Extensible Business Reporting Language (iXBRL): (i) consolidated balance sheets, (ii) consolidated statements of operations, (iii) consolidated statements of comprehensive income (loss), (iv) consolidated statements of cash flows, (v) consolidated statements of equity and redeemable noncontrolling interests, and (vi) notes to consolidated financial statements.

104	The cover page from the Company’s Annual Report on Form 10-K for the year ended December 31, 2025 formatted in Inline XBRL and contained in Exhibit 101.
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

SPHERE ENTERTAINMENT CO.
SCHEDULE II
VALUATION AND QUALIFYING ACCOUNTS
(in thousands)

		(Additions) / Deductions
	Balance at Beginning of Period	Charged to Costs and Expenses	Charged to Other Accounts	Deductions	Balance at End of Period
Year Ended December 31, 2025
Allowance for doubtful accounts / credit losses	$(35)	$(111)		$136	$(10)
Deferred tax valuation allowance	(28,952)	27,295	—	—	(1,657)
	$(28,987)	$27,184	$—	$136	$(1,667)
Six Months Ended December 31, 2024
Allowance for doubtful accounts / credit losses	$(10)	$(25)	$—	$—	$(35)
Deferred tax valuation allowance	(29,219)	267	—	—	(28,952)
	$(29,229)	$242	$—	$—	$(28,987)
Year Ended June 30, 2024
Allowance for doubtful accounts / credit losses	$(171)	$—	$—	$161	$(10)
Deferred tax valuation allowance	(30)	(29,189)	—	—	(29,219)
	$(201)	$(29,189)	$—	$161	$(29,229)
Year Ended June 30, 2023
Allowance for doubtful accounts / credit losses	$(843)	$(3)	$—	$675	$(171)
Deferred tax valuation allowance	(2,923)	2,053	840	—	(30)
	$(3,766)	$2,050	$840	$675	$(201)

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) the Securities Exchange Act of 1934, as amended, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on the 12th day of February 2026.

Sphere Entertainment Co.

By:	/s/ ROBERT H. LANGER
	Name:	Robert H. Langer
	Title:	Executive Vice President, Chief Financial Officer and Treasurer
POWER OF ATTORNEY
KNOW ALL PERSONS BY THESE PRESENTS, that each person whose signature appears below constitutes and appoints Robert H. Langer, Christopher J. Winters and Mark C. Cresitello, and each of them, as such person’s true and lawful attorneys-in-fact and agents, with full power of substitution and resubstitution, for such person in such person’s name, place and stead, in any and all capacities, to sign any and all amendments to this Annual Report on Form 10-K, and file the same, with all exhibits thereto, and other documents in connection therewith, with the Securities and Exchange Commission, granting unto said attorneys-in-fact and agents, and each of them, full power and authority to do and perform each and every act and thing requisite and necessary to be done in connection therewith, as fully to all intents and purposes as such person might or could do in person, hereby ratifying and confirming all that said attorneys-in-fact and agents or any of them or their substitute or substitutes, may lawfully do or cause to be done by virtue hereof.
Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, this report has been signed below by the following persons in the capacities and on the dates indicated.

Name	Title	Date
/s/ JAMES L. DOLAN	Executive Chairman and Chief Executive Officer (Principal Executive Officer) and Director	February 12, 2026
James L. Dolan
/s/ ROBERT H. LANGER	Executive Vice President, Chief Financial Officer and Treasurer (Principal Financial Officer)	February 12, 2026
Robert H. Langer
/s/ CHRISTOPHER J. WINTERS	Senior Vice President, Controller and Principal Accounting Officer	February 12, 2026
Christopher J. Winters
/s/ CHARLES P. DOLAN	Director	February 12, 2026
Charles P. Dolan
/s/ KRISTIN A. DOLAN	Director	February 12, 2026
Kristin A. Dolan

Name	Title	Date
/s/ MARIANNE DOLAN WEBER	Director	February 12, 2026
Marianne Dolan Weber
/s/ PAUL J. DOLAN	Director	February 12, 2026
Paul J. Dolan
/s/ QUENTIN F. DOLAN	Director	February 12, 2026
Quentin F. Dolan
/s/ RYAN T. DOLAN	Director	February 12, 2026
Ryan T. Dolan
/s/ THOMAS C. DOLAN	Director	February 12, 2026
Thomas C. Dolan
/s/ JOSEPH J. LHOTA	Director	February 12, 2026
Joseph J. Lhota
/s/ JOEL M. LITVIN	Director	February 12, 2026
Joel M. Litvin
/s/ DEBRA G. PERELMAN	Director	February 12, 2026
Debra G. Perelman
/s/ BRIAN G. SWEENEY	Director	February 12, 2026
Brian G. Sweeney
/s/ JOHN L. SYKES	Director	February 12, 2026
John L. Sykes
/s/ VINCENT TESE	Director	February 12, 2026
Vincent Tese
/s/ ISIAH L. THOMAS III	Director	February 12, 2026
Isiah L. Thomas III

INDEX TO CONSOLIDATED FINANCIAL STATEMENTS

Page
Reports of Independent Registered Public Accounting Firm (Deloitte & Touche LLP, New York, NY, Auditor Firm ID: 34)	F - 2
Consolidated Balance Sheets as of December 31, 2025 and December 31, 2024	F - 8
Consolidated Statements of Operations for the year ended December 31, 2025, the six months ended December 31, 2024, and the years ended June 30, 2024 and June 30, 2023	F - 9
Consolidated Statements of Comprehensive Income (Loss) for the year ended December 31, 2025, the six months ended December 31, 2024, and the years ended June 30, 2024 and June 30, 2023	F - 10
Consolidated Statements of Cash Flows for the year ended December 31, 2025, the six months ended December 31, 2024, and the years ended June 30, 2024 and June 30, 2023	F - 11
Consolidated Statements of Equity and Redeemable Noncontrolling Interests for the year ended December 31, 2025, the six months ended December 31, 2024, and the years ended June 30, 2024 and June 30, 2023
F - 13
Notes to Consolidated Financial Statements	F - 17

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
To the Stockholders and the Board of Directors of Sphere Entertainment Co.
Opinion on the Financial Statements
We have audited the accompanying consolidated balance sheets of Sphere Entertainment Co. and its subsidiaries (the "Company") as of December 31, 2025 and December 31, 2024, the related consolidated statements of operations, comprehensive (loss) income, cash flows, and equity and redeemable noncontrolling interests for the year ended December 31, 2025, the six months ended December 31, 2024, and for each of the two years in the period ended June 30, 2024 and the related notes and the financial statement Schedule II listed in the Index at Item 15 (collectively referred to as the "financial statements"). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2025 and December 31, 2024, and the results of its operations and its cash flows for the year ended December 31, 2025, the six months ended December 31, 2024, and for each of the two years in the period ended June 30, 2024, in conformity with accounting principles generally accepted in the United States of America.
We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the Company's internal control over financial reporting as of December 31, 2025, based on criteria established in Internal Control — Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated February 12, 2026, expressed an unqualified opinion on the Company's internal control over financial reporting.
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
The Dolan family, including trusts for the benefit of members of the Dolan family (collectively, the Dolan Family Group), as of December 31, 2025, is the majority beneficial owner of the Company, Madison Square Garden Entertainment Corp. (“MSG Entertainment”), Madison Square Garden Sports Corp. (“MSG Sports”), AMC Networks Inc. (“AMC Networks”), and other related entities. In addition, there are certain overlapping directors and executive officers between the companies. Each of these entities has been identified as a related party as of December 31, 2025.
Subsequent to the distribution on April 20, 2023 of approximately 67% of the outstanding common stock of MSG Entertainment (the “MSG Entertainment Distribution”), the Company is party to a number of transactions with related parties, including, but not limited to agreements for media rights and business operations services with MSG Sports, certain sponsorship rights with MSG Entertainment and MSG Sports, sponsorship-related account management services with MSG Entertainment, certain services agreements with MSG Entertainment, and certain agreements with AMC Networks. The Company is also party to agreements with MSG Entertainment, MSG Sports and/or AMC Networks for certain shared executive support costs for the Company’s Executive Chairman and Chief Executive Officer, the Company’s Executive Vice President, and the Company’s Vice Chairman.
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
•Performed the following procedures to identify information related to potential undisclosed transactions between the Company and related parties that may also include third parties:
•Read the Company’s minutes from meetings of the Board of Directors and related committees of the Board of Directors;
•Inspected annual compliance questionnaires completed by the Company’s directors and officers;
•Read publicly available sources including the Company’s public filings and press releases as well as certain analyst and industry reports; and
•Listened to or read transcripts of the Company’s earnings calls.
Goodwill — Refer to Note 12 to the financial statements
Critical Audit Matter Description
The Company’s goodwill is tested annually for impairment as of August 31, or more frequently if indicators of impairment exist, by comparing the fair value of each reporting unit to their carrying amount. As of December 31, 2025, the Company’s Goodwill balance related to its MSG Networks reporting unit was $297.9 million. The Company determined the fair value of its MSG Networks reporting unit using an income-based approach. The key inputs in determining the fair value of its MSG Networks reporting unit include projected operating cash flows discounted to reflect the level of risk associated with receiving future cash flows. As a result of the annual impairment test the Company recorded a non-cash goodwill impairment charge of $65.4 million during the quarter ended September 30, 2025.
Auditing the fair value of the MSG Networks reporting unit involved a high degree of auditor judgment and increased extent of effort, including the need to involve fair value specialists when performing auditing procedures to evaluate whether management’s estimates and assumptions of projected revenue, operating costs and related operating cash flows and the selection of the discount rate used to derive the fair value were reasonable.
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
•With the assistance of our fair value specialists, we evaluated the reasonableness of the valuation methodology and discount rate, including testing the source information underlying the determination of the rate, testing the mathematical accuracy of the calculation, and developing a range of independent estimates and comparing those to the rate selected by management.
•We evaluated management's ability to accurately forecast future revenues, operating costs, and resulting operating cash flows by comparing prior year forecasts to actual results in the respective years and comparing the current forecasts to:
◦Historical results;
◦Internal communications to management and the Board of Directors;
◦Contractual rights and obligations; and
◦Forecasted information included in industry reports relevant to the Company and companies in its peer group.

/s/ Deloitte & Touche LLP

New York, New York
February 12, 2026
We have served as the Company’s auditor since 2020.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
To the Stockholders and the Board of Directors of Sphere Entertainment Co.:
Opinion on Internal Control over Financial Reporting
We have audited the internal control over financial reporting of Sphere Entertainment Co. and subsidiaries (the “Company”) as of December 31, 2025, based on criteria established in Internal Control — Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2025, based on criteria established in Internal Control — Integrated Framework (2013) issued by COSO.
We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the consolidated financial statements as of and for the year ended December 31, 2025, of the Company and our report dated February 12, 2026, expressed an unqualified opinion on those consolidated financial statements.
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
February 12, 2026
We have served as the Company’s auditor since 2020.

SPHERE ENTERTAINMENT CO.
CONSOLIDATED BALANCE SHEETS
(in thousands, except per share data)

	As of
	December 31,	December 31,
	2025	2024
ASSETS
Current Assets:
Cash, cash equivalents and restricted cash	$521,264	$515,633
Accounts receivable, net	171,630	154,624
Related party receivables, current	24,457	25,729
Prepaid expenses and other current assets	92,824	65,007
Total current assets	810,175	760,993
Non-Current Assets:
Investments	38,725	40,396
Property and equipment, net	2,710,643	3,035,730
Right-of-use lease assets	91,372	93,920
Goodwill	344,772	410,172
Intangible assets, net	21,817	28,383
Other non-current assets	192,404	145,706
Total assets	$4,209,908	$4,515,300
LIABILITIES AND EQUITY
Current Liabilities:
Accounts payable	$24,593	$33,606
Accrued expenses and other current liabilities	431,477	388,370
Related party payables, current	14,301	9,504
Current portion of long-term debt, net	63,009	829,125
Operating lease liabilities, current	17,186	19,268
Deferred revenue	192,808	91,794
Total current liabilities	743,374	1,371,667
Non-Current Liabilities:
Long-term debt, net	767,439	524,010
Operating lease liabilities, non-current	113,824	116,668
Deferred tax liabilities, net	172,111	148,870
Other non-current liabilities	179,921	152,666
Total liabilities	1,976,669	2,313,881
Commitments and contingencies (see Note 13)
Equity:
Class A Common Stock (a)	297	290
Class B Common Stock (b)	69	69
Additional paid-in capital	2,470,120	2,428,414
Treasury stock, at cost, 1,054 and 0 shares as of December 31, 2025 and 2024	(50,024)	—
Accumulated deficit	(186,441)	(219,846)
Accumulated other comprehensive loss	(782)	(7,508)
Total stockholders’ equity	2,233,239	2,201,419
Total liabilities and equity	$4,209,908	$4,515,300
_________________
(a) Class A Common Stock, $0.01 par value per share, 120,000 shares authorized; 28,629 and 28,960 shares outstanding as of December 31, 2025 and 2024, respectively.
(b) Class B Common Stock, $0.01 par value per share, 30,000 shares authorized; 6,867 shares outstanding as of December 31, 2025 and 2024.
See accompanying notes to the consolidated financial statements.

SPHERE ENTERTAINMENT CO.
CONSOLIDATED STATEMENTS OF OPERATIONS
(in thousands, except per share data)

	Year Ended December 31,	Six Months Ended December 31,	Years Ended June 30,
	2025	2024	2024	2023
Revenues (a)	$1,220,045	$536,203	$1,026,889	$573,831
Direct operating expenses (a)	(589,979)	(306,871)	(547,824)	(342,211)
Selling, general and administrative expenses (a)	(441,918)	(254,263)	(432,853)	(452,142)
Depreciation and amortization	(336,411)	(165,232)	(256,494)	(30,716)
Impairment and other (losses) gains, net	(69,781)	(65,233)	(121,473)	6,120
Restructuring charges	(11,520)	(5,164)	(9,486)	(27,924)
Operating loss	(229,564)	(260,560)	(341,241)	(273,042)
Gain on extinguishment of debt	346,092	—	—	—
Interest income	13,498	11,413	25,687	11,585
Interest expense	(70,546)	(57,388)	(79,868)	—
Other (expense) income, net	(2,265)	(44)	35,197	536,887
Income (loss) from continuing operations before income taxes	57,215	(306,579)	(360,225)	275,430
Income tax (expense) benefit	(23,810)	75,346	135,592	(103,403)
Income (loss) from continuing operations	33,405	(231,233)	(224,633)	172,027
Income from discontinued operations, net of taxes	—	—	23,984	333,653
Net income (loss)	33,405	(231,233)	(200,649)	505,680
Less: Net income attributable to redeemable noncontrolling interests from discontinued operations	—	—	—	3,925
Less: Net loss attributable to nonredeemable noncontrolling interests from discontinued operations	—	—	—	(1,017)
Net income (loss) attributable to Sphere Entertainment Co.’s stockholders	$33,405	$(231,233)	$(200,649)	$502,772

Basic earnings (loss) per common share
Continuing operations	$0.93	$(6.45)	$(6.36)	$4.96
Discontinued operations	—	—	0.68	9.55
Basic earnings (loss) per common share attributable to Sphere Entertainment Co.’s stockholders	$0.93	$(6.45)	$(5.68)	$14.51

Diluted earnings (loss) per common share
Continuing operations	$0.74	$(6.45)	$(6.36)	$4.93
Discontinued operations	—	—	0.68	9.47
Diluted earnings (loss) per common share attributable to Sphere Entertainment Co.’s stockholders	$0.74	$(6.45)	$(5.68)	$14.40

Weighted-average number of common shares outstanding:
Basic	36,069	35,859	35,301	34,651
Diluted	45,298	35,859	35,301	34,929
_________________
(a) See Note 19. Related Party Transactions, for further information on related party revenues and expenses

See accompanying notes to the consolidated financial statements.

SPHERE ENTERTAINMENT CO.
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
(in thousands)

	Year Ended December 31,	Six Months Ended December 31,	Years Ended June 30,
	2025	2024	2024	2023
Net income (loss)	$33,405	$(231,233)	$(200,649)	$505,680
Other comprehensive income (loss), before income taxes:
Pension plans and postretirement plans:
Amortization of net actuarial loss and prior service credit included in net periodic benefit cost, net	689	169	312	1,755
Net unamortized loss arising during the period	(2,170)	(635)	(851)	—
Cumulative translation adjustments	10,529	(813)	(1,851)	6,656
Other comprehensive income (loss), before income taxes	9,048	(1,279)	(2,390)	8,411
Income tax (expense) benefit	(2,322)	338	761	(1,535)
Other comprehensive income (loss), net of income taxes	6,726	(941)	(1,629)	6,876
Comprehensive income (loss)	40,131	(232,174)	(202,278)	512,556
Less: Comprehensive income attributable to redeemable noncontrolling interests from discontinued operations	—	—	—	3,925
Less: Comprehensive loss attributable to nonredeemable noncontrolling interests from discontinued operations	—	—	—	(1,017)
Comprehensive income (loss) attributable to Sphere Entertainment Co.’s stockholders	$40,131	$(232,174)	$(202,278)	$509,648

See accompanying notes to the consolidated financial statements.

SPHERE ENTERTAINMENT CO.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)

	Year Ended December 31,	Six Months Ended December 31,	Years Ended June 30,
	2025	2024	2024	2023
OPERATING ACTIVITIES:
Net income (loss)	$33,405	$(231,233)	$(200,649)	$505,680
Adjustments to reconcile net (loss) income to net cash provided by (used in) operating activities:
Depreciation and amortization	336,411	165,232	256,494	103,375
Impairments and other losses (gains), net	69,781	65,233	121,473	(224,831)
Amortization of debt discount and deferred financing costs	2,737	1,685	3,181	5,063
Amortization of deferred production content	34,412	15,797	20,427	—
Deferred income tax expense (benefit)	20,920	(75,958)	(132,540)	123,467
Share-based compensation expense	59,005	34,094	48,010	62,658
Net unrealized and realized loss (gains) on equity investments with readily determinable fair value and loss (earnings) in nonconsolidated affiliates	1,633	29	22,971	(548,690)
Gain on extinguishment of debt	(360,155)	—	—	—
Other non-cash adjustments	2,955	272	486	(538)
Change in assets and liabilities, net of dispositions:
Accounts receivable, net	(17,125)	74,134	(115,096)	7,103
Related party receivables and payables, net	6,069	(15,048)	(31,218)	35,811
Prepaid expenses and other current and non-current assets	(108,237)	(46,772)	(50,610)	(178,758)
Accounts payable	(9,013)	14,731	(20,397)	34,327
Accrued expenses and other current and non-current liabilities	60,812	(4,189)	(7,659)	82,951
Deferred revenue	112,114	40,906	61,515	135,448
Right-of-use lease assets and operating lease liabilities	(2,378)	1,914	3,954	10,525
Net cash provided by (used in) operating activities	243,346	40,827	(19,658)	153,591
INVESTING ACTIVITIES:
Capital expenditures, net	(52,347)	(48,941)	(264,700)	(1,058,978)
Investments and loans in nonconsolidated affiliates	—	(9,321)	(731)	(5,949)
Purchase of business, net of cash acquired	—	(1,261)	(9,424)	—
Proceeds from sale of MSGE Retained Interest	—	—	256,501	204,676
Capitalized interest	—	—	(25,053)	(116,044)
Proceeds from dispositions, net	48,757	—	—	318,003
Proceeds from sale of investments	—	—	—	4,369
Other investing activities	(311)	(633)	(1,776)	—
Net cash used in investing activities	(3,901)	(60,156)	(45,183)	(653,923)

See accompanying notes to the consolidated financial statements.

SPHERE ENTERTAINMENT CO.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)

	Year Ended December 31,	Six Months Ended December 31,	Years Ended June 30,
	2025	2024	2024	2023
FINANCING ACTIVITIES:
Principal repayments on debt	(165,266)	(20,625)	(83,848)	(72,875)
Taxes paid in lieu of shares issued for share-based compensation	(24,542)	(17,301)	(16,543)	(16,625)
Proceeds from issuance of 3.50% Convertible Senior Notes due 2028	—	—	251,634	—
Borrowings under Delayed Draw Term Loan Facility	—	—	65,000	—
Proceeds from exercise of stock options	6,487	—	8,827	—
Purchase of capped call related to 3.50% Convertible Senior Notes due 2028	—	—	(14,309)	—
Payments for debt financing costs	—	—	(1,030)	(5,238)
Proceeds from term loans, net of issuance discount	—	—	—	302,668
Noncontrolling interest holders’ capital contributions	—	—	—	3,000
Distribution to MSG Entertainment	—	—	—	(119,119)
Distribution to related parties associated with the settlement of certain share-based awards	—	—	—	(2,388)
Repayment of revolving credit facilities	—	—	—	(2,000)
Distributions to noncontrolling interest holders	—	—	—	(1,881)
Stock repurchases, inclusive of excise tax	(50,024)	—	—	—
Net cash (used in) provided by financing activities	(233,345)	(37,926)	209,731	85,542
Effect of exchange rates on cash, cash equivalents and restricted cash	(469)	(345)	(771)	(2,106)
Net increase (decrease) in cash, cash equivalents and restricted cash	5,631	(57,600)	144,119	(416,896)
Cash, cash equivalents and restricted cash from continuing operations, beginning of period	515,633	573,233	429,114	760,312
Cash, cash equivalents and restricted cash from discontinued operations, beginning of period	—	—	—	85,698
Cash, cash equivalents and restricted cash at beginning of period	515,633	573,233	429,114	846,010
Cash, cash equivalents and restricted cash from continuing operations, end of period	$521,264	515,633	573,233	429,114
Cash, cash equivalents and restricted cash from discontinued operations, end of period	—	—	—	—
Cash, cash equivalents and restricted cash at end of period	$521,264	$515,633	$573,233	$429,114
Non-cash investing and financing activities:
Capital expenditures incurred but not yet paid	$4,485	$10,739	$49,834	$248,041
Share-based compensation capitalized in property and equipment, net	$763	$1,248	$2,193	$3,642
Non-cash repayment of the Delayed Draw Term Loan Facility	$—	$—	$65,512	$—
Non-cash forgiveness of Holoplot Loan	$—	$—	$9,626	$—
Investments and loans to nonconsolidated affiliates	$—	$—	$—	$113

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

SPHERE ENTERTAINMENT CO.
CONSOLIDATED STATEMENTS OF EQUITY
AND REDEEMABLE NONCONTROLLING INTERESTS
(in thousands)

	Common Stock Issued	Additional Paid-In Capital	Treasury Stock	Accumulated Deficit	Accumulated Other Comprehensive Loss	Total Equity
Balance as of December 31, 2024	$359	$2,428,414	$—	$(219,846)	$(7,508)	$2,201,419
Net income	—	—	—	33,405	—	33,405
Other comprehensive loss, net of taxes	—	—	—	—	6,726	6,726
Comprehensive income	—	—	—	—	6,726	40,131
Share-based compensation expense	—	59,768	—	—	—	59,768
Stock options exercised	—	6,487	—	—	—	6,487
Repurchases of Class A common stock, inclusive of excise tax	—	—	(50,024)	—	—	(50,024)
Tax withholding associated with shares issued for share-based compensation	7	(24,549)	—	—	—	(24,542)
Balance as of December 31, 2025	$366	$2,470,120	$(50,024)	$(186,441)	$(782)	$2,233,239
See accompanying notes to the consolidated financial statements.

SPHERE ENTERTAINMENT CO.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
All amounts included in the following Notes to Consolidated Financial Statements are presented in thousands, except per share data or as otherwise noted.
Note 1. Description of Business and Basis of Presentation
Description of Business
Sphere Entertainment Co. (together with its subsidiaries, the “Company” or “Sphere Entertainment”) is a leader in immersive experiences, technology and media and is comprised of two reportable segments, Sphere and MSG Networks. Sphere® is an experiential medium powered by advanced technologies, and MSG Networks operates two regional sports and entertainment networks, as well as a direct-to-consumer (“DTC”) and authenticated streaming product.
Sphere: This segment reflects Sphere, an experiential medium powered by advanced technologies that bring storytelling to a new level. The Company’s first Sphere venue opened in Las Vegas on September 29, 2023. The entire exterior surface of Sphere, referred to as the Exosphere®, is covered with nearly 580,000 square feet of fully programmable LED lighting, creating the largest LED screen in the world and an impactful display for artistic and branded content. Inside, the venue features a 16K x 16K interior display plane – the world’s highest-resolution LED screen that wraps up, over, and around the audience creating a fully immersive visual environment. In addition, Sphere’s advanced technologies include Sphere Immersive SoundTM – Sphere’s proprietary audio system – as well as haptic seating and 4D environmental effects. The venue can accommodate up to 20,000 guests and hosts a wide variety of events year-round, including The Sphere ExperienceTM, which features original immersive productions, as well as concerts and residencies from renowned artists, and marquee sports and brand events (formerly referred to as corporate events). Production efforts for Sphere events are supported by Sphere StudiosTM, an immersive content studio dedicated to creating multi-sensory experiences exclusively for Sphere, using proprietary technology, tools and production facilities. Sphere Studios is home to a team of creative, production, technology and software engineering experts who provide full in-house creative and production services. The studio campus in Burbank includes a 68,000-square-foot development facility, as well as Big Dome, a 28,000-square-foot, 100-foot high custom dome, with a quarter-sized version of the interior display plane at Sphere in Las Vegas, that serves as a specialized screening, production facility, and lab for content at Sphere.
The Company is focused on creating a global network of Spheres. The Company is working with the Department of Culture and Tourism – Abu Dhabi (“DCT Abu Dhabi”) to bring Sphere to Abu Dhabi, United Arab Emirates. In January 2026, the Company, the State of Maryland, Prince George’s County, and Peterson Companies announced the Company’s intent to develop a new Sphere venue at National Harbor, Maryland.
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
The Company was originally organized under the laws of the State of Delaware and, on June 4, 2025, redomesticated to the State of Nevada by conversion. The Company conducts substantially all of its business activities presented in the accompanying consolidated financial statements through Sphere Entertainment Group, LLC (“Sphere Entertainment Group”) and MSG Networks Inc. (together with its subsidiaries, “MSG Networks”), and each of their direct and indirect subsidiaries.
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

SPHERE ENTERTAINMENT CO.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Continued)
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
Basis of Presentation
The Company historically reported on a fiscal year basis ending on June 30th. On June 26, 2024, the Company’s Board of Directors (the “Board of Directors”) approved a change in the Company’s fiscal year-end from June 30 to December 31, effective December 31, 2024, resulting in a six-month transition period from July 1, 2024 to December 31, 2024 (the “Transition Period”). In these consolidated financial statements, the fiscal years ended June 30, 2024 and 2023 are referred to as “Fiscal Year 2024” and “Fiscal Year 2023,” respectively, and reflect financial results for the respective twelve-month periods from July 1 to June 30. Unless otherwise noted, all references to “fiscal year” in these financial statements refer to the twelve month fiscal years that, prior to the Transition Period, ended on June 30 and after the Transition Period end on December 31. When financial results for the Transition Period are compared to financial results for the same period in 2023, the results compare the six-month period from July 1, 2024 through December 31, 2024 to the six-month period from July 1, 2023 through December 31, 2023. The results for the six months ended December 31, 2023 are unaudited. See Note 3. Change in Fiscal Year-End for more information.
The Company has presented both the MSG Entertainment business and Tao Group Hospitality as discontinued operations for all periods presented. See Note 4. Discontinued Operations for more information about the MSGE Distribution and Tao Group Hospitality Disposition.
Note 2. Summary of Significant Accounting Policies
A. Principles of Consolidation
The consolidated financial statements of the Company include the accounts of Sphere Entertainment Co. and its subsidiaries. They also historically included accounts of Tao Group Hospitality and MSG Entertainment until their dispositions on May 3, 2023 and April 20, 2023, respectively. Both Tao Group Hospitality and MSG Entertainment met the criteria to be reported as discontinued operations during the quarters ended March 31, 2023 and June 30, 2023, respectively. All significant intercompany transactions and balances have been eliminated in consolidation.
Prior to its disposition, Tao Group Hospitality was consolidated with the equity owned by other stockholders shown as redeemable and nonredeemable noncontrolling interests in the accompanying consolidated statements of equity and redeemable noncontrolling interests, and the other stockholders’ portion of net earnings (loss) and other comprehensive income (loss) is shown as net income (loss) or comprehensive income (loss) attributable to redeemable or nonredeemable noncontrolling interests from discontinued operations in the accompanying consolidated statements of operations and consolidated statements of comprehensive income (loss), respectively.
See Note 4. Discontinued Operations, for details regarding the Tao Group Hospitality Disposition and MSGE Distribution.
B. Business Combinations and Noncontrolling Interests

SPHERE ENTERTAINMENT CO.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Continued)
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
C. Use of Estimates
The preparation of the accompanying consolidated financial statements in conformity with the generally accepted accounting principles in the United States of America (“GAAP”) requires management to make estimates and assumptions about future events. These estimates and the underlying assumptions affect the amounts of assets and liabilities reported, disclosures about contingent assets and liabilities, and reported amounts of revenues and expenses. Such estimates include the provision for credit losses, valuation of investments, goodwill, intangible assets, deferred production content costs, other long-lived assets, deferred tax assets, pension and other postretirement benefit obligations and the related net periodic benefit cost, ultimate revenue (as described below), and other liabilities. In addition, estimates are used in revenue recognition, rights fees expense, performance and share-based compensation, depreciation and amortization, litigation matters and other matters. Management believes its use of estimates in the financial statements to be reasonable.
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

SPHERE ENTERTAINMENT CO.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Continued)
Arrangements with Multiple Performance Obligations
The Company may enter into arrangements with multiple performance obligations, such as multi-year sponsorship agreements which may derive revenues for the Company as well as MSG Entertainment and MSG Sports within a single arrangement. The Company may also derive revenue from similar types of arrangements which are entered into by MSG Entertainment or MSG Sports. Payment terms for such arrangements can vary by contract, but payments are generally due in installments throughout the contractual term. The performance obligations included in each sponsorship agreement vary and may include advertising and other benefits such as, but not limited to, signage at Sphere, advertising on the Exosphere, digital advertising, or event or property-specific advertising, as well as non-advertising benefits such as suite licenses and event tickets. To the extent the Company’s multi-year arrangements provide for performance obligations that are consistent over the multi-year contractual term, such performance obligations generally meet the definition of a series as provided for under the accounting guidance. If performance obligations are concluded to meet the definition of a series, the contractual fees for all years during the contract term are aggregated and the related revenue is recognized proportionately as the underlying performance obligation is satisfied.
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
Contract Balances
Amounts collected in advance of the Company’s satisfaction of its contractual performance obligations are recorded as a contract liability within Deferred revenue or Other non-current liabilities, and are recognized as the Company satisfies the related performance obligations. Amounts collected in advance of events for which the Company is not the promoter or co-promoter do not represent contract liabilities and are recorded as collections due to promoters within Accounts payable, accrued and other current liabilities on the accompanying consolidated balance sheets. Amounts recognized as revenue for which the Company has a right to consideration for goods or services transferred to customers and for which the Company does not have an unconditional right to bill as of the reporting date are recorded as contract assets. Contract assets are transferred to accounts receivable once the Company’s right to consideration becomes unconditional.
E. Direct Operating Expenses
Direct operating expenses for the Sphere segment may include, but are not limited to, event costs related to the presentation and production of the Company’s live entertainment, sporting, brand events (formerly referred to as corporate events), and immersive productions, maintenance, and other operating expenses.
Direct operating expenses for the MSG Networks segment primarily represent media rights fees and other direct programming and production costs, such as the salaries of on-air personalities, producers, directors, technicians, writers and other creative staff, as well as expenses associated with location costs, remote facilities and maintaining studios, origination, and transmission services and

SPHERE ENTERTAINMENT CO.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Continued)
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
G. Advertising Expenses
Advertising costs are typically charged to expense when incurred. Total advertising costs expensed were $32,206, $25,295, $16,977 and $10,960 for the year ended December 31, 2025, the six months ended December 31, 2024, and the years ended June 30, 2024 and 2023, respectively.
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

SPHERE ENTERTAINMENT CO.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Continued)
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
K. Earnings (Loss) Per Common Share
Basic earnings per share (“EPS”) attributable to the Company’s common stockholders is based upon net income (loss) attributable to the Company’s common stockholders divided by the weighted-average number of common shares outstanding during the period. Diluted EPS reflects the effect of the assumed vesting of restricted stock units and exercise of stock options only in the periods in which such effect would have been dilutive through the application of the treasury stock method. For the periods when a net loss is reported, the computation of diluted EPS equals the basic EPS calculation since common stock equivalents would be antidilutive due to losses from continuing operations. Holders of Class A common stock and Class B common stock are entitled to receive dividends equally on a per-share basis if and when such dividends are declared. As the holders of Class A and Class B common stock are entitled to identical dividend and liquidation rights, the undistributed earnings are allocated on a proportionate basis to each class of common stock and the resulting basic and diluted net earnings (loss) per share attributable to common stockholders are, therefore, the same for both Class A and Class B common stock on both an individual and combined basis.
The Company applies the two-class method for participating warrants issued by MSG Networks to MSG Sports as these warrants participate in distributions of MSG Networks. Net loss of MSG Networks attributable to common stockholders of MSG Networks is not allocated to MSG Sports, the warrants holder, as MSG Sports does not have a contractual obligation to share in losses.
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
N. Accounts Receivable
Accounts receivable are recorded at net realizable value. The Company maintains an allowance for credit losses to reserve for potentially uncollectible receivables. The allowance for credit losses is estimated based on the Company’s consideration of credit risk and analysis of receivables aging, specific identification of certain receivables that are at risk of not being paid, past collection experience and other factors. The Company adopted Accounting Standards Update (“ASU”) 2025-05 during the fourth quarter of 2025 by electing the practical expedient under ASU 2025-05 Measurement of Credit Losses for Accounts Receivable and Contract Assets (ASC 326-20-30-10C through 30-10D), for estimating expected credit losses on current accounts receivable and current contract assets. As a result, the Company assumes that current conditions as of the balance sheet date, will remain unchanged for the remaining life of these assets. The adoption of this standard did not have a material impact on the Company’s consolidated financial statements.
The Company recognized an allowance of $10 and $35 as of December 31, 2025 and December 31, 2024, respectively.

SPHERE ENTERTAINMENT CO.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Continued)
O. Investments
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

SPHERE ENTERTAINMENT CO.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Continued)
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
Z. Concentrations of Risk
Financial instruments that may potentially subject the Company to a concentration of credit risk consist primarily of cash and cash equivalents and accounts receivable. Cash and cash equivalents are invested in money market accounts and time deposits. The Company monitors the financial institutions and money market funds where it invests its cash and cash equivalents with diversification among counterparties to mitigate exposure to any single financial institution. The Company’s emphasis is primarily on safety of principal and liquidity, and secondarily on maximizing the yield on its investments.
AA. Recently Issued and Adopted Accounting Pronouncements
Recently Issued Accounting Pronouncements
In November 2024, the Financial Accounting Standards Board (“FASB”) issued ASU 2024-03, Disaggregation of Income Statement Expenses, requiring additional disclosures about specified categories of expenses included in certain expense captions presented on the face of the income statement. This standard will be effective for the Company as of and for the annual period ending December 31, 2027 and interim reporting periods beginning after December 31, 2027, and may be applied either prospectively to financial statements issued for reporting periods after the effective date of this ASU or retrospectively to all prior periods presented in the financial statements. The Company is currently evaluating the impact of adopting this guidance on the Company’s consolidated financial statements and disclosures.
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

SPHERE ENTERTAINMENT CO.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Continued)
the Company’s consolidated financial statements and disclosures.
In September 2025, the FASB issued ASU 2025-06, Targeted Improvements to the Accounting for Internal-Use Software, clarifying and modernizing the accounting for costs related to internal-use software. The ASU removes the consideration of software project development stages. Under the new guidance, cost capitalization would begin when (i) management has authorized and committed to funding the software project, and (ii) it is probable that the project will be completed and the software will be used to perform its intended function (referred to as the “probable-to-complete recognition threshold”). This standard will be effective for the Company in the first quarter of the annual period ending December 31, 2028 and early adoption is permitted. The Company is currently evaluating the impact of adopting this guidance on the Company’s consolidated financial statements and disclosures.
In December 2025, the FASB issued ASU 2025-11, Interim Reporting (Topic 270): Narrow-Scope Improvements, which provides a comprehensive list within Topic 270 of required interim disclosures, establishes a principle requiring disclosure of events or changes occurring after the end of the most recent annual reporting period that have a material impact on interim results and clarifies the form and content requirements applicable to interim financial statements. According to the ASU, the FASB does not intend to change the fundamental nature of interim reporting or expand or reduce current interim disclosure requirements but rather provide clarity and improve navigability of the existing interim reporting requirements. The update will be effective for the Company for interim reporting periods within the year ending December 31, 2028. The Company does not expect the adoption to have a material impact on the Company’s interim consolidated financial statements.
In December 2025, the FASB issued ASU 2025-12, Codification Improvements, to (i) clarify, (ii) correct errors in, or (iii) make other minor improvements to a variety of topics in the Accounting Standards Codification. The amendments are intended to make the Accounting Standards Codification easier to understand and apply. The standard is effective for the Company’s year ending December 31, 2027, including interim periods within the year. The Company does not expect the adoption to have a material impact on the Company’s consolidated financial statements.
Recently Adopted Accounting Pronouncements
In November 2023, the FASB issued ASU No. 2023-07, Improvements to Reportable Segment Disclosures. This ASU aims to improve segment disclosures through enhanced disclosures about significant segment expenses. The standard requires disclosure of significant expense categories and amounts for such expenses, including those segment expenses that are regularly provided to the chief operating decision maker, easily computable from information that is regularly provided, or significant expenses that are expressed in a form other than actual amounts. This standard was effective for the Company as of and for the six-month period ended December 31, 2024 and was applied retrospectively to all prior periods as presented in Note 20. Segment Information.
In December 2023, the FASB issued ASU 2023-09, Improvements to Income Tax Disclosures, a final standard on improvements to income tax disclosures which applies to all entities subject to income taxes. The standard requires disaggregated information about a reporting entity’s effective tax rate reconciliation as well as information on income taxes paid. The standard is intended to benefit investors by providing more detailed income tax disclosures that would be useful in making capital allocation decisions. This standard was effective for the Company’s annual period ended December 31, 2025 and was adopted on a prospective basis, with the required disclosures included in Note 18. Income Taxes.
In July 2025, the FASB issued ASU 2025-05, Measurement of Credit Losses for Accounts Receivable and Contract Assets. This ASU provides all entities with a practical expedient that allows for the assumption that current conditions as of the balance sheet date do not change for the remaining life of the asset when estimating credit losses for such assets. This standard is effective for the Company in the first quarter of the annual period ending December 31, 2026 and early adoption is permitted. The Company early adopted ASU 2025-05 as of the fourth quarter of 2025. Adoption of the ASU did not have a material impact on our consolidated financial statements.
Note 3. Change in Fiscal Year-End
On June 26, 2024, the Board of Directors approved a change in the Company’s fiscal year-end from June 30 to December 31, effective December 31, 2024, resulting in a six-month Transition Period from July 1, 2024 to December 31, 2024. Financial statements for the years ended June 30, 2024 and 2023 continue to be presented on the basis of the Company’s previous fiscal year-end. When financial results for the Transition Period are compared to financial results for the same period in 2023, the results compare the six-month period from July 1, 2024 through December 31, 2024 to the six-month period from July 1, 2023 through December 31, 2023. The results for the six months ended December 31, 2023 are unaudited.

SPHERE ENTERTAINMENT CO.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Continued)
The following is selected financial data for the Transition Period ended December 31, 2024 and the comparable prior year period.

	Six Months Ended
	December 31,
	2024	(Unaudited) 2023
Revenues	$536,203	$432,164
Direct operating expenses	(306,871)	(244,265)
Selling, general, and administrative expenses	(254,263)	(202,664)
Depreciation and amortization	(165,232)	(94,290)
Impairment and other losses, net	(65,233)	(115,738)
Restructuring charges	(5,164)	(4,678)
Operating loss	(260,560)	(229,471)
Interest income	11,413	10,304
Interest expense	(57,388)	(25,828)
Other (expense) income, net	(44)	41,066
Loss from continuing operations before income taxes	(306,579)	(203,929)
Income tax benefit	75,346	97,753
Loss from continuing operations	(231,233)	(106,176)
Loss from discontinued operations, net of taxes	—	(647)
Net loss	$(231,233)	$(106,823)

Basic loss per common share
Continuing operations	$(6.45)	$(3.02)
Discontinued operations	—	(0.02)
Basic loss per common share attributable to Sphere Entertainment Co.’s stockholders	$(6.45)	$(3.04)

Diluted loss per common share
Continuing operations	$(6.45)	$(3.02)
Discontinued operations	—	(0.02)
Diluted loss per common share attributable to Sphere Entertainment Co.’s stockholders	$(6.45)	$(3.04)

Weighted-average number of common shares outstanding:
Basic	35,859	35,110
Diluted	35,859	35,110
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
Indirect corporate and administrative costs do not qualify for discontinued operations presentation, and these costs are included in continuing operations for all periods presented through April 20, 2023. After the MSGE Distribution Date and through December 31, 2024, these corporate and administrative services were provided to the Company by MSG Entertainment under a Transition Services Agreement (“MSGE TSA”), with the related costs included in continuing operations from April 21, 2023 through June 30, 2023. After

SPHERE ENTERTAINMENT CO.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Continued)
December 31, 2024, the Company receives these services under the MSGE Services Agreement (as defined in note 19). As noted above, results from continuing operations, prior to the MSGE Distribution Date, include certain corporate overhead expenses that the Company did not incur in the period after the completion of the MSGE Distribution, and the Company does not expect to incur such expenses in future periods.
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
As permitted under ASC Subtopic 205-20-50-5b(2), the Company has elected not to adjust the consolidated statements of cash flows for the years ended June 30, 2024, and 2023 to exclude cash flows attributable to discontinued operations. The table below sets forth, for the periods presented, significant selected financial information related to discontinued operations included in the accompanying consolidated financial statements:

SPHERE ENTERTAINMENT CO.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Continued)

	2023
	MSG Entertainment	Tao Group Hospitality (a)
Non-cash items included in net income (loss):
Depreciation and amortization	$49,423	$23,236
Impairments and other gains, net	(4,361)	(214,350)
Share-based compensation expense	4,710	7,224

Cash flow from investing activities:
Capital expenditures, net	12,832	17,488

Non-cash investing activities:
Capital expenditures incurred but not yet paid	780	817
Investments and loans to nonconsolidated affiliates	—	113
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
MSG Networks Segment
The MSG Networks segment generates revenues principally from distribution fees, as well as from the sale of advertising. Distribution revenue includes both affiliation fee revenue earned from fees charged to cable, satellite, fiber-optic and other platforms (“Distributors”) for the right to carry the Company’s networks as well as revenue earned from subscriptions and single game purchases on MSG+ (which is included in the Gotham Sports streaming product). Advertising revenue is largely derived from the sale of inventory in MSG Networks’ live professional sports programming, and as such, a significant share of this revenue has historically been earned in the three months ending March 31 and December 31. The performance obligation under affiliation agreements with Distributors is satisfied as MSG Networks provides its programming over the term of the agreement. Media related revenue as presented below includes both distribution revenue earned from Distributors for the right to carry the Company’s networks as well as revenue earned from subscriptions and single game purchases on MSG+ (which is included in the Gotham Sports streaming product).
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

SPHERE ENTERTAINMENT CO.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Continued)
revenue either when MSG Networks provides the required additional advertising time, or additional performance requirements become remote, which may be at the time the guarantee obligation contractually expires.
Disaggregation of Revenue
The following tables disaggregate the Company’s revenue by major source and reportable segment based upon the timing of transfer of goods or services to the customer for the year ended December 31, 2025, the six months ended December 31, 2024, and the years ended June 30, 2024 and 2023:

	Year Ended December 31, 2025
	Sphere	MSG Networks	Total
Event-related (a)	$689,254	$—	$689,254
Sponsorship, signage, Exosphere advertising, and suite licenses (b)	68,103	1,584	69,687
Media related, primarily from affiliation agreements (b)	—	431,476	431,476
Other	22,233	5,573	27,806
Total revenues from contracts with customers	$779,590	$438,633	$1,218,223
Revenues from subleases	1,822	—	1,822
Total revenues	$781,412	$438,633	$1,220,045

	Six Months Ended December 31, 2024
	Sphere	MSG Networks	Total
Event-related (a)	$253,305	$—	$253,305
Sponsorship, signage, Exosphere advertising, and suite licenses (b)	28,726	723	29,449
Media related, primarily from affiliation agreements (b)	—	237,280	237,280
Other	12,614	2,108	14,722
Total revenues from contracts with customers	$294,645	$240,111	$534,756
Revenues from subleases	1,447	—	1,447
Total revenues	$296,092	$240,111	$536,203

	Year Ended June 30, 2024
	Sphere	MSG Networks	Total
Event-related (a)	$420,327	$—	$420,327
Sponsorship, signage, Exosphere advertising, and suite licenses (b)	68,876	2,178	71,054
Media related, primarily from affiliation agreements (b)	—	521,611	521,611
Other	4,928	5,941	10,869
Total revenues from contracts with customers	$494,131	$529,730	$1,023,861
Revenues from subleases	3,028	—	3,028
Total revenues	$497,159	$529,730	$1,026,889

	Year Ended June 30, 2023
	Sphere	MSG Networks	Total
Sponsorship, signage, Exosphere advertising, and suite licenses (b)	$—	$6,990	$6,990
Media related, primarily from affiliation agreements (b)	—	558,362	558,362
Other	—	5,869	5,869
Total revenues from contracts with customers	$—	$571,221	$571,221
Revenues from subleases	2,610	—	2,610
Total revenues	$2,610	$571,221	$573,831
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
(b)    Sponsorship and signage, Exosphere advertising, suite licenses, and media related revenues are generally recognized over time.

SPHERE ENTERTAINMENT CO.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Continued)
In addition to the disaggregation of the Company’s revenue by major source based upon the timing of transfer of goods or services to the customer disclosed above, the following tables disaggregate the Company’s consolidated revenues by type of goods or services in accordance with the required entity-wide disclosure requirements of ASC Subtopic 280-10-50-38 to 40 and the disaggregation of revenue required disclosures in accordance with ASC Subtopic 606-10-50-5 for the year ended December 31, 2025, the six months ended December 31, 2024, and the years ended June 30, 2024 and 2023.

	Year Ended December 31, 2025
	Sphere	MSG Networks	Total
Ticketing and venue license fee revenues (a)	$560,807	$—	$560,807
Sponsorship, signage, Exosphere advertising, and suite revenues	96,151	—	96,151
Food, beverage and merchandise revenues	100,399	—	100,399
Media networks revenues (b)	—	438,633	438,633
Other	22,233	—	$22,233
Total revenues from contracts with customers	$779,590	$438,633	$1,218,223
Revenues from subleases	1,822	—	1,822
Total revenues	$781,412	$438,633	$1,220,045

	Six Months Ended December 31, 2024
	Sphere	MSG Networks	Total
Ticketing and venue license fee revenues (a)	$207,024	$—	$207,024
Sponsorship, signage, Exosphere advertising, and suite revenues	40,104	—	40,104
Food, beverage and merchandise revenues	34,903	—	34,903
Media networks revenues (b)	—	240,111	240,111
Other	12,614	—	12,614
Total revenues from contracts with customers	$294,645	$240,111	$534,756
Revenues from subleases	1,447	—	1,447
Total revenues	$296,092	$240,111	$536,203

	Year Ended June 30, 2024
	Sphere	MSG Networks	Total
Ticketing and venue license fee revenues (a)	$335,328	$—	$335,328
Sponsorship, signage, Exosphere advertising, and suite revenues	87,173	—	87,173
Food, beverage and merchandise revenues	66,702	—	66,702
Media networks revenues (b)	—	529,730	529,730
Other	4,928	—	4,928
Total revenues from contracts with customers	$494,131	$529,730	$1,023,861
Revenues from subleases	3,028	—	3,028
Total revenues	$497,159	$529,730	$1,026,889

	Year Ended June 30, 2023
	Sphere	MSG Networks	Total
Media networks revenues (b)	$—	$571,221	$571,221
Revenues from subleases	2,610	—	2,610
Total revenues	$2,610	$571,221	$573,831
_________________
(a)    Amounts include ticket sales, other ticket-related revenue, and venue license fees from the Company’s events such as (i) concerts, (ii) The Sphere Experience (iii) brand events (formerly referred to as corporate events) and (iv) other live entertainment and sporting events.
(b)    Primarily consists of affiliation fees from cable, satellite, fiber-optic and other platforms that distribute MSG Networks’ programming and, to a lesser extent, advertising revenues through the sale of commercial time and other advertising inventory during MSG Networks’ programming.

SPHERE ENTERTAINMENT CO.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Continued)
Contract Balances
The following table provides information about contract balances from the Company’s contracts with customers as of December 31, 2025 and 2024 and as of June 30, 2024.

	As of December 31,		As of June 30,
	2025	2024	2024
Receivables from contracts with customers, net (a)	$173,525	$154,949	$228,230
Contract assets, current (b)	445	1,500	1,500
Contract assets, non-current (b)	—	1,307	907
Deferred revenue, including non-current portion (c)	250,170	138,057	97,151
_________________
(a)    As of December 31, 2025 and 2024 and June 30, 2024 the Company’s receivables from contracts with customers above included $1,895, $325 and $0, respectively, related to various related parties. See Note 19. Related Party Transactions for further details on these related party arrangements.
(b)    Contract assets, current and Contract assets, non-current, which are reported as Prepaid expenses and other current assets and Other non-current assets in the Company’s consolidated balance sheets, primarily relate to the Company’s rights to consideration for goods or services transferred to customers, for which the Company does not have an unconditional right to bill as of the reporting date. Contract assets are transferred to accounts receivable once the Company’s right to consideration becomes unconditional.
(c)    Deferred revenue primarily relates to the Company’s receipt of consideration from customers in advance of the Company’s transfer of goods or services to the customers. Deferred revenue is reduced and the related revenue is recognized once the underlying goods or services are transferred to a customer. Revenue recognized for the year ended December 31, 2025 relating to the deferred revenue balance as of December 31, 2024 was $92,973.
Transaction Price Allocated to the Remaining Performance Obligations
The following table depicts the estimated revenue expected to be recognized in the future related to performance obligations that are unsatisfied (or partially unsatisfied) as of December 31, 2025. This includes performance obligations under sponsorship agreements and the Company’s agreements with DCT Abu Dhabi that have original expected durations longer than one year and for which the respective consideration is not variable. In developing the estimated revenue, the Company applies the allowable practical expedient and does not disclose information about remaining performance obligations that have original expected durations of one year or less.

As of December 31, 2025
Year ending December 31, 2026	$116,446
Year ending December 31, 2027	78,737
Year ending December 31, 2028	53,387
Year ending December 31, 2029	33,389
Year ending December 31, 2030	22,083
Thereafter	97,792
$401,834
Note 6. Restructuring Charges
During the year ended December 31, 2025, the Company incurred costs for termination benefits for certain executives and employees. As a result, the Company recognized restructuring charges of $11,520 which were recorded in Accrued expenses and other current liabilities and Other non-current liabilities on the consolidated balance sheets.
During the six months ended December 31, 2024, the Company incurred costs of $5,164, inclusive of $700 of share-based compensation expenses for termination benefits, for certain executives and employees, which were recorded in Accrued expenses and other current liabilities, Other non-current liabilities, and Additional paid-in capital on the consolidated balance sheets. During the years ended June 30, 2024 and 2023, the Company incurred costs of $9,486, inclusive of $1,166 of share-based compensation expenses, and $27,924, inclusive of $8,118 of share-based compensation expenses, respectively, as a result of the Company’s cost reduction program, which were recorded in Accrued expenses and other current liabilities, Other non-current liabilities, and Additional paid-in capital on the consolidated balance sheets.

SPHERE ENTERTAINMENT CO.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Continued)
Changes to the Company’s restructuring liability through December 31, 2025 were as follows:

Restructuring Liability
December 31, 2024	$3,590
Restructuring charges (excluding share-based compensation expense)	11,520
Payments	(6,892)
December 31, 2025	$8,218
Note 7. Computation of (loss) earnings per-share
The following table presents a reconciliation of weighted-average shares used in the calculations of basic and diluted (loss) earnings per common share attributable to Sphere Entertainment Co.’s stockholders.

	Year Ended December 31,	Six Months Ended December 31,	Years Ended June 30,
	2025	2024	2024	2023
Weighted-average shares (denominator):
Weighted-average shares for basic EPS	36,069	35,859	35,301	34,651
Dilutive effect of shares related to 3.50% convertible notes	7,286	—	—	—
Dilutive effect of shares issuable under share-based compensation plans (a)	1,943	—	—	278
Weighted-average shares for diluted EPS	45,298	35,859	35,301	34,929
Weighted-average anti-dilutive shares (a)	3,637	—	—	800
_________________
(a)    For the six months ended December 31, 2024, and the year ended June 30, 2024 all restricted stock units and stock options were excluded from the above table because the Company reported a net loss for the period presented, and therefore, their impact on reported loss per share would have been antidilutive.
Note 8. Investments
As of December 31, 2025 and 2024, the Company’s investments are included within Investments in the accompanying consolidated balance sheets and consisted of the following:

	Investment Ownership Percentage as of December 31, 2025	Investment as of December 31,
		2025	2024
Equity method investments:
SACO Technologies Inc. (“SACO”)	30%	$16,981	$18,095
Gotham Advanced Media and Entertainment, LLC (“GAME”)	50%	9,354	10,000
Equity investments without readily determinable fair values		8,721	8,721
Other equity investments with readily determinable fair values held in trust under the Company’s Executive Deferred Compensation Plan (a)		3,669	3,580
Total investments		$38,725	$40,396
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
SACO
In Fiscal Year 2019, the Company acquired a 30% interest in SACO, a global provider of high-performance LED video lighting and media solutions, for a total consideration of $47,244. The Company is utilizing SACO as a preferred display technology provider for Sphere in Las Vegas based upon commercial terms. The total consideration consisted of a $42,444 payment at closing and a $4,800

SPHERE ENTERTAINMENT CO.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Continued)
deferred payment, which was made in October 2018. As of the acquisition date, the carrying amount of the investment was greater than the Company’s equity interest in the underlying net assets of SACO. As such, the Company allocated the difference to amortizable intangible assets of $25,350 and is amortizing these intangible assets on a straight-line basis over the expected useful lives ranging from 6 years to 12 years as a basis adjustment to the carrying amount of the investment. The Company’s share of SACO’s results is reported on a three month lag.
GAME
In January 2024, MSG Networks and YES Network (“YES”) announced the formation of GAME, a 50/50 joint venture aimed at capitalizing on technical and operational synergies associated with YES’ and MSG Network’s streaming services. During the year ended December 31, 2024, the Company contributed a total of $9,320 to GAME as part of its ownership stake. The Company’s share of GAME’s results is reported on a three month lag.
MSG Entertainment
The Company held an investment in MSG Entertainment’s Class A common stock, the MSGE Retained Interest. MSG Entertainment is a related party that is listed on the NYSE under the symbol “MSGE.” See Note 1. Description of Business and Basis of Presentation, for details regarding the MSGE Retained Interest.
The following table summarizes the unrealized and realized gains (losses) on the MSGE Retained Interest, which are reported in Other (expense) income, net in the accompanying consolidated statements of operations:

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
Executive Deferred Compensation Plan
The Company holds other equity investments with readily determinable fair values in trust under the Company’s Executive Deferred Compensation Plan. The Company recorded unrealized gains of $467, $92, $307, and $218 for the year ended December 31, 2025, the six months ended December 31, 2024, and the years ended June 30, 2024 and 2023, respectively, within Other (expense) income, net to reflect the remeasurement of the fair value of assets under the Executive Deferred Compensation Plan.
Note 9. Property and Equipment, Net
As of December 31, 2025 and 2024, property and equipment, net consisted of the following:

	As of December 31,
	2025	2024
Land	$—	$43,838
Buildings	2,270,557	2,263,750
Equipment, furniture and fixtures	1,231,690	1,189,495
Leasehold improvements	23,896	23,835
Construction in progress	5,873	7,496
Total property and equipment, gross	3,532,016	3,528,414
Less accumulated depreciation and amortization	(821,373)	(492,684)
Total property and equipment, net	$2,710,643	$3,035,730

SPHERE ENTERTAINMENT CO.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Continued)
The property and equipment balances above include $130,061 and $142,989 of capital expenditure accruals (primarily related to Sphere construction) as of December 31, 2025 and 2024, respectively, which are reflected in Accrued expenses and other current liabilities in the accompanying consolidated balance sheets.
Depreciation expense on property and equipment was $329,844, $161,732, $252,706, and $27,601 for the year ended December 31, 2025, the six months ended December 31, 2024, and the years ended June 30, 2024 and 2023, respectively.
During the first quarter of Fiscal Year 2024, the Company placed $3,130,028 of construction in progress assets into service with the opening of Sphere in Las Vegas and began depreciating them over their corresponding estimated useful lives. On November 21, 2023, the Company announced that it was formally notified by the Mayor of London that its planning application for a Sphere venue in Stratford, London was not approved. In light of this decision, the Company no longer plans to allocate resources towards the development of a Sphere in London. In connection with this decision, the Company recorded an impairment charge of $116,541 on construction in progress and land assets reported within the Sphere segment during the second quarter of Fiscal Year 2024. This charge is recognized in Impairment and other (losses) gains, net within the consolidated statements of operations for Fiscal Year 2024. The fair value of the land was determined using an estimate of the assumed exit value from a market participant perspective. During the quarter ended June 30, 2025, the Company completed the sale of its land in Stratford, London for $48,757, which was net of related expenses of $1,915. As a result of the sale, the Company recognized a pre-tax loss of $3,741, including the reclassification of a currency translation adjustment of $6,175. The loss was included in Impairment and other (losses) gains, net in the accompanying consolidated statements of operations.
Note 10. Original Immersive Production Content
The Company’s deferred production content costs for its original immersive productions are included within Other non-current assets in the accompanying consolidated balance sheets.
As of December 31, 2025 and 2024, total deferred immersive production content costs consisted of the following:

	As of December 31,
	2025	2024
Production content:
Released, less amortization	$133,915	$52,782
In-process	36,877	49,837
Total production content	$170,792	$102,619

The following table summarizes the Company’s amortization of production content costs, which is reported in Direct operating expenses in the accompanying consolidated statements of operations for the year ended December 31, 2025, the six months ended December 31, 2024, and the years ended June 30, 2024 and 2023 as follows:

	Year Ended December 31,	Six Months Ended December 31,	Years Ended June 30,
	2025	2024	2024	2023
Production content costs (a)	$34,412	$15,797	$20,427	$—
_________________
(a)    For purposes of amortization and impairment, each deferred immersive production content cost is classified based on its predominant monetization strategy. The Company’s current original immersive productions are monetized individually. Refer to Note 2. Summary of Significant Accounting Policies, for further explanation of the monetization strategy.
Based on the Company’s existing immersive production content, the Company’s annual amortization expense for released deferred immersive production content for each of the succeeding three years as of December 31, 2025 is expected to be as follows:

As of December 31, 2025
Production content released:
Year ending December 31, 2026	$39,115
Year ending December 31, 2027	11,068
Year ending December 31, 2028	8,589

SPHERE ENTERTAINMENT CO.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Continued)
Note 11. Leases
The following table summarizes the ROU assets and lease liabilities recorded on the Company’s consolidated balance sheets as of December 31, 2025 and 2024:

	As of December 31,
	2025	2024
ROU assets	$91,372	$93,920
Lease liabilities:
Operating leases, current	17,186	19,268
Operating leases, non-current	113,824	116,668
Total lease liabilities	$131,010	$135,936
The following table summarizes the activity recorded within the Company’s consolidated statements of operations for the year ended December 31, 2025, the six months ended December 31, 2024, and the years ended June 30, 2024 and 2023:

	Line Item in the Company’s Consolidated Statements of Operations	Year Ended December 31,	Six Months Ended December 31,	Years Ended June 30,
		2025	2024	2024	2023
Operating lease cost	Direct operating expenses	$4,988	$3,124	$3,984	$1,676
Operating lease cost	Selling, general and administrative expenses	14,745	6,864	14,549	15,925
Variable lease cost	Direct operating expenses	1,500	750	1,740	—
Variable lease cost	Selling, general and administrative expenses	267	—	28	1
Total lease cost		$21,500	$10,738	$20,301	$17,602
The Company excluded its ground lease with a subsidiary of Venetian Venue Propco, LLC (“The Venetian”) associated with Sphere in Las Vegas from its ROU assets and lease liabilities balances as the ground lease does not have any fixed rent. If certain return objectives are achieved, The Venetian will receive 25% of the after-tax cash flow in excess of such objectives in the form of variable rent. In connection with this lease, The Venetian paid the Company $75,000 to help fund the construction costs, including the cost of a pedestrian bridge that links Sphere to The Venetian Expo. The 50-year fixed term commenced on July 14, 2023.
Supplemental cash flow information related to operating leases is as follows:

	Year Ended December 31,	Six Months Ended December 31,	Years Ended June 30,
	2025	2024	2024	2023
Cash paid for amounts included in the measurement of operating lease liabilities	$20,992	$10,049	$19,000	$12,332
Lease assets obtained in exchange for new lease obligations	8,394	—	33,900	6,435
For the six months ended December 31, 2024, and the year ended June 30, 2024, the Company received $1,581 and $5,833, respectively, of tenant incentives from a landlord for capital expenditures on behalf of the Company. There were no tenant incentives received in the years ended December 31, 2025 and June 30, 2023, respectively.

SPHERE ENTERTAINMENT CO.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Continued)
As of December 31, 2025, maturities of operating lease liabilities were as follows:

As of December 31, 2025
Year ending December 31, 2026	$18,200
Year ending December 31, 2027	17,082
Year ending December 31, 2028	17,170
Year ending December 31, 2029	17,276
Year ending December 31, 2030	17,510
Thereafter	89,812
Total lease payments	177,050
Less imputed interest	46,040
Total lease liabilities	$131,010

The weighted average remaining lease term and weighted average discount rate for our operating leases as of December 31, 2025 and 2024 were as follows:

	As of December 31,
	2025	2024
Weighted average remaining lease term (in years)	10.4	11.3
Weighted average discount rate	5.86%	5.82%
As of December 31, 2025, the Company’s existing operating leases, which are recorded on the accompanying financial statements, have remaining lease terms ranging from 0.3 years to 16.1 years.
Lessor Arrangements
The Company has sublease arrangements for office and storage spaces where the operating lease revenue is recognized on a straight-line basis over the lease term. The Company had sublease revenues of $1,822, $1,447, $3,028 and $2,610 for the year ended December 31, 2025, the six months ended December 31, 2024, and the years ended June 30, 2024 and 2023, respectively.
The maturities of operating lease cash flows to be received on an undiscounted basis for non-cancelable subleases are $1,026 through the year ending December 31, 2026.

Note 12. Goodwill and Intangible Assets
The carrying amounts and activity of goodwill from June 30, 2024 through December 31, 2025 were as follows:

	Sphere	MSG Networks	Total
Balance as of June 30, 2024	$45,644	$424,508	$470,152
Acquisitions	1,220	—	1,220
Impairments	—	(61,200)	(61,200)
Balance as of December 31, 2024	$46,864	$363,308	$410,172
Impairments	—	(65,400)	(65,400)
Balance as of December 31, 2025	$46,864	$297,908	$344,772
During August 2025 and 2024, the Company performed its annual impairment tests of goodwill. With respect to the Sphere segment, the Company performed a qualitative assessment and determined that, as of the annual impairment test date, there was no impairment of the Sphere segment’s goodwill. For MSG Networks’ August 2024 test, the Company also determined that there were no impairments identified as of the impairment test date.
With respect to the MSG Networks’ segment August 2025 annual impairment test, the Company could not support the conclusion that it is not more likely than not that the fair value of the reporting unit is greater than its carrying amount as of the annual impairment testing date and thus elected to perform a quantitative goodwill impairment test to identify potential impairment by comparing the fair value of the reporting unit with its carrying amount, including goodwill. In doing so, the Company estimated the fair value of the MSG Networks reporting unit based on a discounted cash flow model (income approach). This approach relied on numerous assumptions

SPHERE ENTERTAINMENT CO.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Continued)
and judgments within the model that were subject to various risks and uncertainties. Principal assumptions utilized, all of which are considered Level III inputs under the fair value hierarchy, include the Company’s estimates of future revenue for MSG Networks, estimates of future operating costs for MSG Networks, margin assumptions, terminal growth rates and the discount rate applied to estimate future cash flows.
Based upon the results of the Company’s annual quantitative impairment test, the Company concluded that the carrying value of the MSG Networks reporting unit exceeded its estimated fair value as of the annual impairment testing date and recorded a non-cash goodwill impairment charge of $65,400 as a result of projected declines in the reporting unit’s business. The Company continues to closely monitor the performance and fair value of its MSG Networks reporting unit. A significant adverse change in market factors or the business outlook for the MSG Networks reporting unit could negatively impact the fair value of the MSG Networks reporting unit and result in an additional goodwill impairment charge at that time. No additional indicators of impairment were identified through the remainder of the year ended December 31, 2025.
On December 31, 2024, MSG Networks’ affiliation agreement with Altice USA (“Altice”), one of its major Distributors, expired, and as a result, the Company’s networks were not carried by Altice from January 1, 2025 through February 21, 2025. On February 22, 2025, MSG Networks and Altice entered into a multi-year renewal of the MSG Networks affiliation agreement and Altice resumed carriage of the Company's networks.. In connection with the preparation of the financial statements as of December 31, 2024, and in light of changes affecting the MSG Networks reporting unit and the programming industry, the Company concluded that a triggering event had occurred for the reporting unit as of December 31, 2024, and performed an interim quantitative impairment test. For the interim impairment test, the Company estimated the fair value of the MSG Networks reporting unit based on a discounted cash flow model (income approach). This approach relied on numerous assumptions and judgments within the model that were subject to various risks and uncertainties. Principal assumptions utilized, all of which are considered Level III inputs under the fair value hierarchy, include the Company’s estimates of future revenue for MSG Networks, estimates of future operating costs for MSG Networks, margin assumptions, terminal growth rates and the discount rate applied to estimate future cash flows. As a result of the interim impairment test, the Company recorded a non-cash goodwill impairment charge of $61,200 as of December 31, 2024 within the MSG Networks segment.
The Company’s intangible assets subject to amortization as of December 31, 2025 and 2024 were as follows:

	As of
	December 31, 2025			December 31, 2024
	Gross carrying amount	Accumulated amortization	Intangible assets, net	Gross carrying amount	Accumulated amortization	Intangible assets, net
Affiliate relationships	$83,044	$(72,921)	$10,123	$83,044	$(69,806)	$13,238
Technology	15,508	(5,169)	10,339	15,508	(2,068)	13,440
Trade name	2,032	(677)	1,355	2,032	(327)	1,705
Total	$100,584	$(78,767)	$21,817	$100,584	$(72,201)	$28,383
Amortization expense for intangible assets was $6,567, $3,500, $3,788, and $3,115 for the year ended December 31, 2025, the six months ended December 31, 2024, and the years ended June 30, 2024 and 2023, respectively.
The Company’s annual amortization expense for existing intangible assets subject to amortization for each of the succeeding five years is as follows:

	For the years ending December 31,
	2026	2027	2028	2029	2030
Estimated amortization expense	$(6,623)	$(6,623)	$(6,623)	$(1,948)	$—

SPHERE ENTERTAINMENT CO.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Continued)
Note 13. Commitments and Contingencies
Commitments
As of December 31, 2025, commitments of the Company in the normal course of business were as follows:

	Commitments
	2026	2027	2028	2029	2030	Thereafter	Total
Sphere
Event-related commitments	$20,385	$15,000	$—	$—	$—	$—	$35,385
Letter of credit	913	—	—	—	—	—	913
Other	2,000	333	—	—	—	—	2,333
Total Sphere Commitments	$23,298	$15,333	$—	$—	$—	$—	$38,631
MSG Networks
Broadcast rights	$197,230	$208,335	$201,494	$113,008	$26,262	$13,131	$759,460
Purchase commitments	28,890	17,149	4,085	559	—	—	50,683
Total MSG Networks Commitments	$226,120	$225,484	$205,579	$113,567	$26,262	$13,131	$810,143

Total Commitments	$249,418	$240,817	$205,579	$113,567	$26,262	$13,131	$848,774
See Note 11. Leases for more information regarding the Company’s contractually obligated minimum lease payments for operating leases having an initial noncancelable term in excess of one year.
See Note 14. Credit Facilities and Convertible Notes for details of the principal repayments required under the Company’s various credit facilities.
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

SPHERE ENTERTAINMENT CO.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Continued)
On March 14, 2023, the parties to the MSG Entertainment Litigation reached an agreement in principle to settle the MSG Entertainment Litigation, without admitting liability, on the terms and conditions set forth in a binding term sheet, which was incorporated into a long-form settlement agreement (the “MSGE Settlement Agreement”) that was filed with the Court on April 20, 2023. The MSGE Settlement Agreement provided for, among other things, the final dismissal of the MSG Entertainment Litigation in exchange for a settlement payment to the Company of approximately $85,000, subject to customary reduction for attorneys’ fees and expenses, in an amount to be determined by the Court. The settlement’s amount was fully funded by the other defendants’ insurers. The MSGE Settlement Agreement was approved by the Court on August 14, 2023, which constituted the final judgment in the action. During the quarter ended September 30, 2023, a realized gain of approximately $62,600 was recorded in Other (expense) income, net on the consolidated statements of operations in connection with the settlement payment to the Company.
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
On April 6, 2023, the parties to the MSG Networks Litigation reached an agreement in principle to settle the MSG Networks Litigation, without admitting liability, on the terms and conditions set forth in a binding term sheet, which was incorporated into a long-form settlement agreement (the “MSGN Settlement Agreement”) that was filed with the Court on May 18, 2023. The MSGN Settlement Agreement provided for, among other things, the final dismissal of the MSG Networks Litigation in exchange for a settlement payment to the plaintiffs and the class of approximately $48,500, of which approximately $28,000 has been paid by the Company and approximately $20,500 has been paid to the plaintiffs by insurers (who agreed to advance these costs subject to final resolution of the parties’ insurance coverage dispute). The MSGN Settlement Agreement was approved by the Court on August 14, 2023, which constituted the final judgment in the action. MSG Networks Inc. has a dispute with its insurers over whether and to what extent there is insurance coverage for the settlement (and has settled with one of the insurers). As of December 31, 2025, approximately $18,000 has been accrued in Accrued expenses and other current liabilities (reduced from approximately $20,500 accrued as of March 31, 2024 in connection with the aforementioned settlement). Unless MSG Networks Inc. and the remaining insurers settle that insurance dispute, it is expected to be finally resolved in a pending Delaware insurance coverage action.
The Company is a defendant in various other lawsuits. Although the outcome of these other lawsuits cannot be predicted with certainty (including the extent of available insurance, if any), management does not believe that resolution of these other lawsuits will have a material adverse effect on the Company.

SPHERE ENTERTAINMENT CO.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Continued)
Note 14. Credit Facilities and Convertible Notes
The following table summarizes the presentation of the outstanding balances under the Company’s credit agreements and convertible notes as of December 31, 2025 and 2024:

	As of
	December 31, 2025			December 31, 2024
	Principal	Unamortized Deferred Financing Costs	Net	Principal	Unamortized Deferred Financing Costs	Net
Current portion
MSG Networks term loan facility (a)	$63,009	$—	$63,009	$829,125	$—	$829,125
Current portion of long-term debt, net	$63,009	$—	$63,009	$829,125	$—	$829,125
_________________
(a)     The December 31, 2025 carrying amount of the MSG Networks term loan facility, which was refinanced on June 27, 2025, is calculated pursuant to the troubled debt restructuring guidance as further discussed below in this Note 14.

	As of
	December 31, 2025				December 31, 2024
	Principal	Debt Discount	Unamortized Deferred Financing Costs	Net	Principal	Debt Discount	Unamortized Deferred Financing Costs	Net
Non-current portion
MSG Networks term loan facility (a)	$240,695	$—	$—	$240,695	$—	$—	$—	$—
LV Sphere Term Loan Facility	275,000	—	(2,151)	272,849	275,000	—	(3,240)	271,760
3.50% Convertible Senior Notes	258,750	(4,168)	(687)	253,895	258,750	(5,595)	(905)	252,250
Long-term debt, net	$774,445	$(4,168)	$(2,838)	$767,439	$533,750	$(5,595)	$(4,145)	$524,010
________________
(a)     The December 31, 2025 carrying amount of the MSG Networks term loan facility, which was refinanced on June 27, 2025, is calculated pursuant to the troubled debt restructuring guidance, as further discussed below in this Note 14.
MSG Networks Credit Facilities
General. MSGN Holdings, L.P. (“MSGN L.P.”), MSGN Eden, LLC, an indirect, wholly-owned subsidiary of the Company and the general partner of MSGN L.P. (“MSGN Eden”), Regional MSGN Holdings LLC, an indirect, wholly-owned subsidiary of the Company and the limited partner of MSGN L.P. (“Regional MSGN”), and certain subsidiaries of MSGN L.P. had senior secured credit facilities pursuant to a credit agreement (as amended and restated on October 11, 2019, and as further amended from time to time prior to June 27, 2025, the “Prior MSGN Credit Agreement”) consisting of: (i) an initial $1,100,000 term loan facility (the “Prior MSGN Term Loan Facility”) and (ii) a $250,000 revolving credit facility (together, the “Prior MSGN Credit Facilities”). The outstanding principal amount under the Prior MSGN Credit Agreement of $829,125 matured without repayment on October 11, 2024, and an event of default occurred pursuant to the Prior MSGN Credit Agreement due to MSGN L.P.’s failure to make payment on the outstanding principal amount on the maturity date. On October 11, 2024, there were no borrowings or letters of credit issued and outstanding under the revolving credit facility and all revolving credit commitments under such facility terminated.
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

SPHERE ENTERTAINMENT CO.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
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

Pursuant to the A&R MSGN Credit Agreement, the Prior MSGN Credit Facilities were replaced with a $210,000 term loan facility (the “MSGN Term Loan Facility”), which matures on December 31, 2029. The outstanding balance under the MSGN Term Loan Facility was $158,937 as of December 31, 2025.
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
Interest Rates. Borrowings under the A&R MSGN Credit Agreement bear interest at a rate per annum, which at the option of MSGN L.P., may be equal to either (i) adjusted Term SOFR (i.e., Term SOFR as defined in the A&R MSGN Credit Agreement, plus 0.10%) plus 5.00% or (ii) Alternate Base rate, as defined in the A&R MSGN Credit Agreement, plus 4.00%. Upon a payment default in respect of principal, interest or other amounts due and payable under the A&R MSGN Credit Agreement or related loan documents, default interest will accrue on all overdue amounts at an additional rate of 2.00% per annum. The interest rate on the MSGN Term Loan Facility as of December 31, 2025 was 8.82%.
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
Principal Repayments. Subject to customary notice and minimum amount conditions, MSGN L.P. may voluntarily prepay outstanding loans under the A&R MSGN Credit Agreement at any time, in whole or in part, without premium or penalty (except for customary breakage costs with respect to Term Benchmark (as defined in the A&R MSGN Credit Agreement) loans). The MSGN Term Loan Facility has a fixed amortization of $10,000 per quarter, which commenced on September 30, 2025. During the quarters ending September 30, 2025 and December 31, 2025, MSGN L.P. made fixed amortization payments of $10,000. MSGN L.P. is required to make mandatory prepayments pursuant to a mandatory cash sweep, determined at the end of each fiscal quarter, that requires 100% of MSGN L.P.’s and the MSGN Subsidiary Guarantors’ excess balance sheet cash over certain thresholds (subject to certain exclusions) to be used to repay the principal amount outstanding. In October 2025, MSGN L.P. made a $31,063 mandatory cash sweep payment based on excess cash as of September 30, 2025. In January 2026, MSGN L.P made a $5,468 mandatory cash sweep payment based on excess cash as of December 31, 2025. MSGN L.P. is further required to make mandatory prepayments in certain circumstances, including from the net cash proceeds of certain dispositions of assets or casualty insurance and/or condemnation awards (subject to a threshold below which payments are not required, as well as certain reinvestment, repair and replacement rights) and upon the incurrence of indebtedness (subject to certain exceptions).
In connection with the execution of the A&R MSGN Credit Agreement, the Limited Partnership Agreement of MSGN L.P. was amended to provide for the issuance of contingent interest units (the “Contingent Interest Units”) to the MSGN Lenders. Beginning

SPHERE ENTERTAINMENT CO.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
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

SPHERE ENTERTAINMENT CO.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Continued)
Based on conditions at MSGN L.P. and the terms of the A&R MSGN Credit Agreement, the entry into the A&R MSGN Credit Agreement met the criteria to be accounted for as a troubled debt restructuring. The troubled debt restructuring accounting model requires the inclusion of future principal, interest and potential contingent payments as part of the carrying amount of the modified debt to prevent recognizing a gain at the time of restructuring that may be offset by future expenses. As such, the original carrying amount of the MSGN Term Loan Facility includes the $210,000 principal amount, along with expected interest payments (based on interest rates in effect on June 27, 2025) and potential contingent payments of future excess cash flows from the Contingent Interest Units. ASC Topic 470-60 does not allow the consideration of the probability of occurrence of the contingencies when including contingent payments as part of the carrying amount. The gain on extinguishment was also further offset by fees, expenses and other direct costs incurred to effect the troubled debt restructuring. The resulting gain of $346,092, recorded on June 27, 2025, is included in Gain on extinguishment of debt in the accompanying consolidated statements of operations and was calculated as follows:

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
2022 LV Sphere Term Loan Facility
General. On December 22, 2022, MSG Las Vegas, LLC (“MSG LV”), an indirect, wholly-owned subsidiary of the Company, entered into a credit agreement with JP Morgan Chase Bank, N.A., as administrative agent and the lenders party thereto, providing for a five-year, $275,000 senior secured term loan facility (as amended prior to January 29, 2026, the “2022 LV Sphere Term Loan Facility”).
Interest Rates. Borrowings under the 2022 LV Sphere Term Loan Facility bore interest at a floating rate, which at the option of MSG LV may have been either (i) a base rate plus a margin of 3.375% per annum or (ii) adjusted Term SOFR (i.e., Term SOFR plus 0.10%) plus a margin of 4.375% per annum. The interest rate on the 2022 LV Sphere Term Loan Facility as of December 31, 2025 was 8.19%.
Principal Repayments. The 2022 LV Sphere Term Loan Facility would have matured on December 22, 2027. The principal obligations under the 2022 LV Sphere Term Loan Facility were due at the maturity of the facility, with no amortization payments prior to maturity. Under certain circumstances, MSG LV would have been required to make mandatory prepayments on the loan, including prepayments in an amount equal to the net cash proceeds of casualty insurance and/or condemnation recoveries (subject to certain reinvestment, repair or replacement rights), subject to certain exceptions.
Covenants. The 2022 LV Sphere Term Loan Facility and related guaranty by Sphere Entertainment Group included financial covenants requiring MSG LV to maintain a specified minimum debt service coverage ratio and requiring Sphere Entertainment Group to maintain a specified minimum liquidity level.
The debt service coverage ratio covenant began testing in the quarter ended December 31, 2023 on a historical basis and on a prospective basis. Both the historical and prospective debt service coverage ratios were required to be at least 1.35:1.00. As of December 31, 2025, the historical and prospective debt service coverage ratio requirements were met. In addition, among other

SPHERE ENTERTAINMENT CO.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Continued)
conditions, MSG LV was not permitted to make distributions to Sphere Entertainment Group unless the historical and prospective debt service coverage ratios were at least 1.50:1.00. The minimum liquidity level for Sphere Entertainment Group was set at $50,000, with $25,000 required to be held in cash or cash equivalents, and was tested as of the last day of each quarter based on Sphere Entertainment Group’s unencumbered liquidity, consisting of cash and cash equivalents and available lines of credit, as of such date.
In addition to the covenants described above, the 2022 LV Sphere Term Loan Facility and the related guaranty and security and pledge agreements contained certain customary representations and warranties, affirmative and negative covenants and events of default. The 2022 LV Sphere Term Loan Facility contained certain restrictions on the ability of MSG LV and Sphere Entertainment Group to take certain actions as provided in (and subject to various exceptions and baskets set forth in) the 2022 LV Sphere Term Loan Facility and the related guaranty and security and pledge agreements, including the following: (i) incur additional indebtedness; (ii) make investments, loans or advances in or to other persons; (iii) pay dividends and distributions (which will restrict the ability of MSG LV to make cash distributions to the Company); (iv) change its lines of business; (v) engage in certain transactions with affiliates; (vi) amend organizational documents; (vii) merge or consolidate; and (viii) make certain dispositions.
Guarantors and Collateral. All obligations under the 2022 LV Sphere Term Loan Facility were guaranteed by Sphere Entertainment Group. All obligations under the 2022 LV Sphere Term Loan Facility, including the guarantees of those obligations, were secured by all of the assets of MSG LV and certain assets of Sphere Entertainment Group including, but not limited to, MSG LV’s leasehold interest in the land on which Sphere in Las Vegas is located, and a pledge of all of the equity interests held directly by Sphere Entertainment Group in MSG LV.

2026 LV Sphere Facilities
General. On January 29, 2026, MSG LV entered into a credit agreement with JPMorgan Chase Bank, N.A., as Administrative Agent and L/C Issuer, and the lenders party thereto, which refinanced in full the 2022 LV Sphere Term Loan Facility. The new credit agreement provides for (i) a $275,000 senior secured term loan facility (the “2026 LV Sphere Term Loan Facility”), the proceeds of which were used to refinance the 2022 LV Sphere Term Loan Facility, and (ii) a senior secured revolving credit facility in the maximum principal amount of $275,000 (the “2026 LV Sphere Revolving Credit Facility” and collectively, the “2026 LV Sphere Facilities”), the proceeds of which are expected to be used for working capital and general corporate purposes, including distributions to the Sphere Entertainment Group. All obligations under the 2026 LV Sphere Facilities are guaranteed by Sphere Entertainment Group. None of the Company, MSG Networks, MSGN L.P. or any of the subsidiaries of MSGN L.P. are parties to the 2026 LV Sphere Facilities.
Financial Covenants. The 2026 LV Sphere Facilities include financial covenants requiring MSG LV to maintain a minimum debt service coverage ratio of 2.50:1.00 and a maximum total leverage ratio of 3.50:1.00. Both covenants are tested quarterly based on the four consecutive fiscal quarters of MSG LV then most recently ended.
Principal Repayments. The 2026 LV Sphere Facilities will mature on January 29, 2031. Commencing with the first fiscal quarter to occur after the second anniversary of the closing of the 2026 LV Sphere Term Loan Facility, the principal obligations under the 2026 LV Sphere Term Loan Facility will be subject to amortization payments of 5% per annum, paid in quarterly installments, with the remainder of the term loans due at maturity. Under certain circumstances, MSG LV is required to make mandatory prepayments on the loans, including prepayments in an amount equal to the net cash proceeds of casualty insurance and/or condemnation recoveries (subject to certain reinvestment, repair or replacement rights), subject to certain exceptions.
Interest Rates. Borrowings under the 2026 LV Sphere Facilities will bear interest at a floating rate, which at the option of MSG LV may be either (i) Term SOFR (as defined in the 2026 LV Sphere Facilities) plus a margin that ranges from 2.50% to 3.00% based on MSG LV’s total leverage ratio or (ii) the Alternative Base Rate (as defined in the 2026 LV Sphere Facilities) plus a margin that ranges from 1.50% to 2.00% based on MSG LV’s total leverage ratio.
Guarantors and Collateral. All obligations under the 2026 LV Sphere Facilities are guaranteed by Sphere Entertainment Group. All obligations under the 2026 LV Sphere Facilities, including the guarantees of those obligations, are secured by all of the assets of MSG LV and a pledge of the equity interests in MSG LV held directly by Sphere Entertainment Group including, but not limited to, MSG LV’s leasehold interest in the land on which the Sphere in Las Vegas is located.
Covenants. In addition to the financial covenants described above, the 2026 LV Sphere Facilities and the related guaranty and security and pledge agreements contain certain customary representations and warranties, affirmative and negative covenants and events of default. The 2026 LV Sphere Facilities contain certain restrictions on the ability of MSG LV to take certain actions as provided in (and subject to various exceptions and baskets set forth in) the 2026 LV Sphere Facilities, including the following: (i) incurring additional indebtedness; (ii) incurring liens on its assets; (iii) making investments, loans or advances in or to other persons; (iv) paying dividends and distributions to the extent a default or event of default under the 2026 LV Sphere Facilities is in effect at

SPHERE ENTERTAINMENT CO.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Continued)
such time or the debt service reserve account is not funded to the extent required; (v) changing its lines of business; (vi) engaging in certain transactions with affiliates; (vii) amending organizational documents; (viii) merging or consolidating; and (ix) making certain dispositions.

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

SPHERE ENTERTAINMENT CO.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Continued)
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
Debt Maturities
Debt maturities over the next five years for the outstanding principal balance under the MSGN Term Loan Facility, 2022 LV Sphere Term Loan Facility and 3.50% Convertible Senior Notes as of December 31, 2025 were as follows:

	MSGN Term Loan Facility (a)	2022 LV Sphere Term Loan Facility	3.50% Convertible Senior Notes	Total
Year ending December 31, 2026	45,468	—	—	45,468
Year ending December 31, 2027	40,000	275,000	—	315,000
Year ending December 31, 2028	40,000	—	258,750	298,750
Year ending December 31, 2029	33,469	—	—	33,469
Year ending December 31, 2030	—	—	—	—
Thereafter	—	—	—	—
Total debt	$158,937	$275,000	$258,750	$692,687
_________________
(a)    The carrying amount of the MSGN term loan facility, which is calculated by applying the troubled debt restructuring guidance as discussed above, was $303,704 as of December 31, 2025. Due to uncertainty in amounts payable and timing, Contingent Interest Units and undiscounted interest payments are excluded from the table above. Furthermore, the debt maturities shown above do not reflect potential acceleration from quarterly mandatory cash sweeps.

SPHERE ENTERTAINMENT CO.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Continued)
Interest payments and loan principal repayments made by the Company under the credit agreements for the year ended December 31, 2025, the six months ended December 31, 2024, and the years ended June 30, 2024 and 2023 were as follows:

	Interest Payments				Loan Principal Repayments
	Year Ended December 31,	Six Months Ended December 31,	Years Ended June 30,		Year Ended December 31,	Six Months Ended December 31,	Years Ended June 30,
	2025	2024	2024	2023	2025	2024	2024	2023
MSG Networks term loan facility (a)	$45,396	$35,074	$68,297	$58,311	$156,063	$20,625	$82,500	$66,000
2022 LV Sphere Term Loan Facility	25,192	13,429	26,894	12,825	—	—	—	—
Delayed Draw Term Loan Facility	—	—	460	—	—	—	65,000	—
3.50% Convertible Senior Notes	9,056	4,528	4,352	—	—	—	—	—
Total Payments	$79,644	$53,031	$100,003	$71,136	$156,063	$20,625	$147,500	$66,000
_________________
(a)    As a result of June 27, 2025 refinancing, the MSG Networks Term Loan Facility is accounted for under the troubled debt restructuring guidance. For purposes of this disclosure and for comparability to prior periods, interest payments and principal payments are presented based on the contractual nature of the cash flows.
The carrying value and fair value of the Company’s debt reported in the accompanying consolidated balance sheets as of December 31, 2025 and 2024 were as follows:

	As of
	December 31, 2025		December 31, 2024
	Carrying Value (a)	Fair Value	Carrying Value (a)	Fair Value
Liabilities:
MSG Networks Credit Facilities	$303,704	$147,811	$829,125	$335,796
2022 LV Sphere Term Loan Facility	275,000	270,875	275,000	273,625
3.50% Convertible Senior Notes	254,582	711,097	253,155	353,246
Total debt	$833,286	$1,129,783	$1,357,280	$962,667
_________________
(a)    The total carrying value of the Company’s debt as of December 31, 2025 and 2024 is equal to the current and non-current principal payments for the Company’s debt, excluding unamortized deferred financing costs of $2,838 and $4,145, respectively.
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

SPHERE ENTERTAINMENT CO.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Continued)
The following table summarizes the projected benefit obligations, assets, funded status and the amounts recorded on the Company’s consolidated balance sheets as of December 31, 2025 and 2024, associated with the Pension Plans and Postretirement Plan based upon actuarial valuations as of those measurement dates.

	Pension Plans		Postretirement Plan
	As of December 31,		As of December 31,
	2025	2024	2025	2024
Change in benefit obligation:
Benefit obligation at beginning of period	$37,373	$37,765	$1,831	$1,726
Service cost	188	97	16	9
Interest cost	1,944	989	89	47
Actuarial loss (gain) (a)	1,552	(233)	704	488
Benefits paid	(2,449)	(1,185)	(1,059)	(439)
Plan settlements paid	—	(60)	—	—
Benefit obligation at end of period	38,608	37,373	1,581	1,831
Change in plan assets:
Fair value of plan assets at beginning of period	17,732	17,668	—	—
Actual return on plan assets	1,451	178	—	—
Employer contributions	500	500	—	—
Benefits paid	(1,233)	(614)	—	—
Fair value of plan assets at end of period	18,450	17,732	—	—
Funded status at end of period	$(20,158)	$(19,641)	$(1,581)	$(1,831)
_________________
(a)    In the year ended December 31, 2025, the actuarial loss on the benefit obligation was primarily due to a net decrease in discount rate. In the year ended and December 31, 2024, the actuarial gain on the benefit obligation was primarily due to a net increase in discount rates.
Amounts recognized in the consolidated balance sheets as of December 31, 2025 and 2024 consisted of:

	Pension Plans		Postretirement Plan
	As of December 31,		As of December 31,
	2025	2024	2025	2024
Current liabilities (included in Accrued expenses and other current liabilities)	$(1,817)	$(1,487)	$(144)	$(207)
Non-current liabilities (included in Other non-current liabilities)	(18,340)	(18,154)	(1,437)	(1,624)
	$(20,157)	$(19,641)	$(1,581)	$(1,831)
Accumulated other comprehensive loss, before income tax, as of December 31, 2025 and 2024 consisted of the following amounts that have not yet been recognized in net periodic benefit cost:

	Pension Plans		Postretirement Plan
	As of December 31,		As of December 31,
	2025	2024	2025	2024
Actuarial (loss) gain	$(8,177)	$(7,353)	$(1,033)	$(369)

SPHERE ENTERTAINMENT CO.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Continued)
The following table presents components of net periodic benefit cost for the Pension Plans and Postretirement Plan included in the accompanying consolidated statements of operations for the year ended December 31, 2025, the six months ended December 31, 2024, and the years ended June 30, 2024 and 2023. Service cost is recognized in Direct operating expenses and Selling, general and administrative expenses. All other components of net periodic benefit cost are reported in Other (expense) income, net.

	Pension Plans				Postretirement Plan
	Year Ended December 31,	Six Months Ended December 31,	Years Ended June 30,		Year Ended December 31,	Six Months Ended December 31,	Years Ended June 30,
	2025	2024	2024	2023	2025	2024	2024	2023
Service cost	$188	$97	$243	$245	$16	$9	$18	$20
Interest cost	1,944	989	1,995	1,755	89	47	89	68
Expected return on plan assets	(982)	(476)	(970)	(853)	—	—	—	—
Recognized actuarial loss (gain)	395	169	335	358	39	—	(23)	(69)
Settlement gain	—	1	—	(12)	—	—	—	—
Net periodic benefit cost	$1,545	$780	$1,603	$1,493	$144	$56	$84	$19
Other pre-tax changes in plan assets and benefit obligations recognized in other comprehensive income (loss) for the year ended December 31, 2025, the six months ended December 31, 2024, and the years ended June 30, 2024 and 2023 were as follows:

	Pension Plans				Postretirement Plan
	Year Ended December 31,	Six Months Ended December 31,	Years Ended June 30,		Year Ended December 31,	Six Months Ended December 31,	Years Ended June 30,
	2025	2024	2024	2023	2025	2024	2024	2023
Actuarial (loss) gain, net	$(1,218)	$(148)	$(463)	$288	$(703)	$(488)	$(60)	$(292)
Recognized actuarial loss (gain)	395	169	335	358	39	—	(23)	(69)
Settlement gain	—	1	—	(12)	—	—	—	—
Total recognized in other comprehensive income (loss)	$(823)	$22	$(128)	$634	$(664)	$(488)	$(83)	$(361)
Funded Status
The accumulated benefit obligation for the pension plans aggregated to $38,441 and $37,208 at December 31, 2025 and 2024, respectively. As of December 31, 2025 and 2024, each of the pension plans had accumulated benefit obligations and projected benefit obligations in excess of plan assets.
Pension Plans and Postretirement Plan Assumptions
Weighted-average assumptions used to determine benefit obligations (made at the end of the period) as of December 31, 2025 and 2024 were as follows:

	Pension Plans		Postretirement Plan
	As of December 31,		As of December 31,
	2025	2024	2025	2024
Discount rate	5.25%	5.59%	4.67%	5.32%
Rate of compensation increase	3.00%	3.00%	n/a	n/a
Interest crediting rate	4.69%	4.32%	n/a	n/a
Healthcare cost trend rate assumed for next year	n/a	n/a	8.00%	7.50%
Rate to which the cost trend rate is assumed to decline (the ultimate trend rate)	n/a	n/a	5.00%	5.00%
Year that the rate reaches the ultimate trend rate	n/a	n/a	2038	2035

SPHERE ENTERTAINMENT CO.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Continued)
Weighted-average assumptions used to determine net periodic benefit cost (made at the beginning of the period) for the year ended December 31, 2025, the six months ended December 31, 2024, and the years ended June 30, 2024 and 2023 are as follows:

	Pension Plans				Postretirement Plan
	Year Ended December 31,	Six Months Ended December 31,	Years Ended June 30,		Year Ended December 31,	Six Months Ended December 31,	Years Ended June 30,
	2025	2024	2024	2023	2025	2024	2024	2023
Discount rate - projected benefit obligation	5.58%	5.51%	5.33%	4.81%	5.32%	5.39%	5.41%	4.66%
Discount rate - service cost	5.86%	5.69%	5.52%	5.06%	5.52%	5.48%	5.39%	4.89%
Discount rate - interest cost	5.33%	5.43%	5.40%	4.55%	5.14%	5.39%	5.47%	4.38%
Expected long-term return on plan assets	6.36%	6.13%	5.65%	5.00%	n/a	n/a	n/a	n/a
Rate of compensation increase	3.00%	3.00%	3.00%	3.00%	n/a	n/a	n/a	n/a
Interest crediting rate	4.32%	4.55%	4.55%	3.77%	n/a	n/a	n/a	n/a
Healthcare cost trend rate assumed for next year	n/a	n/a	n/a	n/a	7.50%	6.75%	7.00%	6.00%
Rate to which the cost trend rate is assumed to decline (the ultimate trend rate)	n/a	n/a	n/a	n/a	5.00%	5.00%	5.00%	5.00%
Year that the rate reaches the ultimate trend rate	n/a	n/a	n/a	n/a	2035	2032	2032	2027
The discount rates were determined (based on the expected duration of the benefit payments for the plans) from the Willis Towers Watson U.S. Rate Link: 40-90 Discount Rate Model as of December 31, 2025 and 2024 and June 30, 2024 and 2023 to select a rate at which the Company believed the plans’ benefits could be effectively settled. This model was developed by examining the yields on selected highly rated corporate bonds. The expected long-term return on plan assets is based on a periodic review and modeling of the plans’ asset allocation structures over a long-term horizon. Expectations of returns for each asset class are the most important of the assumptions used in the review and modeling and are based on comprehensive reviews of historical data, forward-looking economic outlook, and economic/financial market theory. The expected long-term rate of return was selected from within the reasonable range of rates determined by (i) historical returns for the asset classes covered by the investment policy and (ii) projections of returns over the long-term period during which benefits are payable to plan participants.
Plan Assets and Investment Policy
The weighted-average asset allocation of the pension plan assets as of December 31, 2025 and 2024 was as follows:

	As of December 31,
Asset Classes (a):	2025	2024
Fixed income securities	97%	95%
Cash equivalents	3%	5%
	100%	100%
_________________
(a)    The Company’s target allocation for the assets of the Networks 1212 Plan is 100% fixed income securities as of December 31, 2025 and 2024.
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

SPHERE ENTERTAINMENT CO.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Continued)
Investments at Estimated Fair Value
The cumulative fair values of the individual plan assets at December 31, 2025 and 2024 by asset class were as follows:

	Fair Value Hierarchy	As of December 31,
		2025	2024
Money market fund (a)	I	$569	$990
U.S. Government agency obligations (a)	I	3,724	3,681
Common collective trust (b)	II	14,157	13,061
Total investments measured at fair value		$18,450	$17,732
_________________
(a)    Money market funds and U.S. Government agency obligations are classified within Level I of the fair value hierarchy as they are valued using observable inputs that reflect quoted prices for identical assets in active markets.
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
Contributions for Qualified Defined Benefit Pension Plans
During September 2025, the Company contributed $500 to the Networks 1212 Plan. The Company expects to contribute $950 to the Networks 1212 Plan in 2026.
Estimated Future Benefit Payments
The following table presents estimated future yearly benefit payments for the Pension Plans and Postretirement Plan:

	Pension Plans	Postretirement Plan
Year ending December 31, 2026	$3,479	$147
Year ending December 31, 2027	$3,064	$157
Year ending December 31, 2028	$3,100	$173
Year ending December 31, 2029	$3,303	$189
Year ending December 31, 2030	$3,102	$195
Years ending December 31, 2031 – 2035	$15,047	$873
Defined Contribution Plan
The Company sponsors the MSGN Holdings, L.P. Excess Savings Plan and the Sphere Entertainment Excess Savings Plan. The Company also participates in the Madison Square Garden 401(k) Savings Plan (the “401(k) Plan”) and the Madison Square Garden 401(k) Union Plan. For the year ended December 31, 2025, the six months ended December 31, 2024, and the years ended June 30, 2024 and 2023, expenses related to the Savings Plans that are included in the accompanying consolidated statements of operations were $8,515, $4,322, $6,376 and $7,421, respectively.
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
The Company was listed in the Form 5500 for the multiemployer plan, Nevada Resort Association I.A.T.S.E. Local 720 Retirement Plan, as providing more than 5% of the total contributions for the plan years ending December 31, 2024 and 2023. There were no multiemployer defined benefit pension plans, to which the Company contributes, that were in a redzone (which are plans that are generally less than 65% funded) for the most recent Pension Protection Act zone status available as of December 31, 2025.
The Company contributed $1,747, $746, $1,134 and $677 for the year ended December 31, 2025, the six months ended December 31, 2024, and the years ended June 30, 2024 and 2023, respectively, for multiemployer defined benefit pension plans.
Multiemployer Defined Contribution Plans
The Company contributed $244, $114, $250, and $142 for the year ended December 31, 2025, the six months ended December 31, 2024, and the years ended June 30, 2024 and 2023, respectively, to multiemployer defined contribution plans.
Executive Deferred Compensation Plan
The Company sponsors the Sphere Entertainment Co. Executive Deferred Compensation Plan (the “Deferred Compensation Plan”), for the purpose of permitting a select group of highly-compensated employees to defer the employee’s annual base salary and bonus into the Deferred Compensation Plan with returns on such deferrals tracking the performance of certain investments. Following the MSGE Distribution accounts attributable to the Company’s current employees were transferred from a deferred compensation plan sponsored by MSG Entertainment to the Deferred Compensation Plan. Amounts deferred and invested by employees under the Deferred Compensation Plan are placed in an irrevocable trust established by the Company and all assets of the trust are subject to the creditors of the Company in the event of insolvency. In accordance with ASC Topic 710, Compensation – General (“ASC Topic 710”), the assets of the trust are consolidated with the accounts of the Company and are recognized in the Company’s consolidated balance sheets.
In accordance with ASC Topic 710, the Company remeasures the deferred compensation liability, with a charge (or credit) to compensation cost in the Company’s consolidated statements of operations, to reflect changes in the fair value of the assets owed to the participants of the Deferred Compensation Plan. The Company remeasures the fair value of the assets held in trust in accordance with ASC Topic 321, Investments – Equity Securities, and recognizes unrealized gains and losses in Other (expense) income, net in the Company’s consolidated statements of operations. The Company recorded compensation expense of $467, $92, $307, and $218 for the year ended December 31, 2025, the six months ended December 31, 2024, and the years ended June 30, 2024 and 2023, respectively, within Selling, general and administrative expenses to reflect the remeasurement of the Deferred Compensation Plan liability. In addition, the Company recorded gains of $467, $92, $307, and $218 for the year ended December 31, 2025, the six months ended December 31, 2024, and the years ended June 30, 2024 and 2023, respectively, within Other (expense) income, net to reflect the remeasurement of the fair value of assets under the Deferred Compensation Plan.
Amounts recognized in the consolidated balance sheets as of December 31, 2025 and 2024 related to the Deferred Compensation Plan consisted of:

	As of December 31,
	2025	2024
Non-current assets (included in Investments)	$3,669	$3,580
Non-current liabilities (included in Other non-current liabilities)	$(3,680)	$(3,580)

SPHERE ENTERTAINMENT CO.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Continued)
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
In connection with the MSGE Distribution, pursuant to the terms of the incentive plans and applicable award agreements, (i) each holder of an employee restricted stock unit and performance stock unit received one MSG Entertainment restricted stock unit or performance stock unit in respect of every one Company restricted stock unit (“RSU”) or performance stock unit (“PSU”) owned on the Record Date and continues to be entitled to one share of the Company’s Class A Common Stock for each Company RSU or PSU in accordance with the existing award agreement, (ii) one share of MSG Entertainment Class A Common Stock was issued under the MSG Entertainment Non-Employee Director Plan in respect of every one RSU outstanding under the Company’s 2020 Stock Plan for Non-Employee Directors, which remain outstanding and continue to be entitled to a share of the Company’s Class A Common Stock in accordance with the existing award agreement, and (iii) each option to purchase the Company’s Class A Common Stock became two options: one option to acquire MSG Entertainment Class A Common Stock and one option to acquire the Company’s Class A Common Stock. The existing exercise price was allocated between the Company’s options and the new MSG Entertainment options based upon the weighted average price of each of our Class A Common Stock and MSG Entertainment Class A Common Stock over the ten trading days immediately following the MSGE Distribution as reported by Bloomberg, and the underlying share amount was consistent with the one-to-one distribution ratio in the MSGE Distribution. Other than the split of the options and the allocation of the existing exercise price, there were no additional adjustments to existing options in connection with the MSGE Distribution.
Share-based compensation expense for the Company’s RSUs, PSUs, stock options and/or cash-settled stock appreciation rights (“SARs”) are recognized in the consolidated statements of operations as a component of direct operating expenses or selling, general and administrative expenses.
The Company’s RSUs/PSUs and/or stock options held by individuals who are solely employees of MSG Sports or MSG Entertainment are not expensed by the Company; however, such RSUs/PSUs and/or stock options do have a dilutive effect on earnings (loss) per share available to the Company’s common stockholders.
The following table summarizes the Company’s share-based compensation expense for the year ended December 31, 2025, the six months ended December 31, 2024 and the years ended June 30, 2024 and 2023:

	Year Ended December 31,	Six Months Ended December 31,	Years Ended June 30,
	2025	2024	2024	2023
Share-based compensation expense (a)	$65,357	$33,968	$47,382	$42,607
_________________
(a)    Share-based compensation expense excludes costs that have been capitalized of $763, $1,250, $2,193 and $3,642 for the year ended December 31, 2025, the six months ended December 31, 2024, and the years ended June 30, 2024 and 2023, respectively. For the year ended December 31, 2025, the six months ended December 31, 2024 and the years ended June 30, 2024 and 2023, share-based compensation expense also excludes costs of $0, $700, $1,166 and $8,118 respectively, that have been reclassified to Restructuring charges in the consolidated statements of operations, as detailed in Note 6. Restructuring Charges.

As of December 31, 2025, there was $85,367 of unrecognized compensation cost related to unvested awards held by the Company’s employees. The cost is expected to be recognized over a weighted-average period of approximately 1.7 years.

SPHERE ENTERTAINMENT CO.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Continued)
RSU and PSU Award Activity
The following table summarizes activity related to the Company’s RSUs and PSUs, held by the Company, MSG Sports and MSG Entertainment employees for the year ended December 31, 2025:

	Number of		Weighted-Average Grant-date Fair Vale (b)
	RSUs	PSUs
Unvested award balance as of December 31, 2024	917	805	$40.33
Granted	474	375	$51.99
Vested (a)	(570)	(478)	$38.46
Forfeited	(169)	(143)	$37.02
Unvested award balance as of December 31, 2025	652	559	$50.97
_________________
(a)    Upon delivery, RSUs and PSUs granted under the Employee Stock Plan and the MSG Networks Employee Stock Plan were net share-settled to cover the required statutory tax withholding obligations. To fulfill the employees’ statutory minimum tax withholding obligations for the applicable income and other employment taxes, 463 awards, with an aggregate value of $24,549 were retained by the Company during the year ended December 31, 2025.
(b)    The weighted-average grant-date fair value for unvested awards granted prior to the MSGE Distribution Date reflects the impact of the MSGE Distribution as described above.

The following table summarizes additional information about RSUs and PSUs for the year ended December 31, 2025, the six months ended December 31, 2024, and the years ended June 30, 2024 and 2023:

	Year Ended December 31,	Six Months December 31,	Years Ended June 30,
	2025	2024	2024	2023
Weighted average grant date fair value per share of awards granted	$51.99	$48.27	$36.94	$50.81
Fair value of awards vested	$51,667	$37,533	$45,263	$42,467
Stock Options Award Activity
Compensation expense for the Company’s existing stock options is determined based on the grant date fair value of the award calculated using the Black-Scholes or Monte Carlo options-pricing models. Stock options generally cliff-vest after a three year service period and expire 5 to 10 years from the date of grant.
The following table summarizes activity related to the Company’s stock options for the year ended December 31, 2025:

	Number of Stock Options	Weighted-Average Exercise Price Per Share	Weighted-Average Remaining Contractual Term (In Years)	Aggregate Intrinsic Value

Balance as of December 31, 2024	5,532	$42.62	8.65	$11,601
Options granted	1,685	$38.72
Options exercised	(191)	$33.90
Options forfeited	(159)	$57.09
Balance as of December 31, 2025	6,867	$41.55	7.80	$367,515
Exercisable as of December 31, 2025	902	$39.32	3.04	$50,310
Effective as of the 2020 Entertainment Distribution, the Company adopted two share-based compensation plans: Employee Stock Plan and the Non-Employee Director Plan”.

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
SARs Award Activity
Compensation expense for the Company’s SARs is determined based on mark-to-market valuation of the awards calculated using the Black-Scholes options-pricing model. SARs cliff-vest after a three year service period.
The following table summarizes activity related to the Company’s SARs for the year ended December 31, 2025:

	Number of SARs	Weighted-Average Price	Weighted-Average Remaining Contractual Term (In Years)	Aggregate Intrinsic Value

Balance as of December 31, 2024	188	$46.17	1.80	$—
SARs granted	—	$—
SARs forfeited	(13)	$46.17
Balance as of December 31, 2025	175	$46.17	0.82	$8,533
Exercisable as of December 31, 2025	—	$—	—	$—
Note 17. Stockholder’s Equity
Preferred Stock
The Company is authorized to issue 15,000 shares of preferred stock, par value $0.01. As of December 31, 2025 and 2024, no shares of preferred stock were outstanding.
Stock Repurchase Program
On March 31, 2020, the Company’s Board of Directors authorized the repurchase of up to $350,000 of the Company’s Class A Common Stock. The program was re-authorized by the Company’s Board of Directors on March 29, 2023. Under the authorization, shares of Class A Common Stock may be purchased from time to time in accordance with applicable insider trading and other securities laws and regulations. The timing and amount of purchases will depend on market conditions and other factors. During the year ended December 31, 2025, the Company repurchased 1,054 shares of Class A Common Stock for approximately $50,024, inclusive of $24 in excise taxes. As of December 31, 2025, the Company had approximately $300,000 remaining available for repurchases of the Company’s Class A Common Stock.

SPHERE ENTERTAINMENT CO.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Continued)
Accumulated other comprehensive loss
The following tables detail the components of Accumulated other comprehensive loss:

	Pension Plans and Postretirement Plan	Cumulative Translation Adjustments	Accumulated Other Comprehensive Loss
Balance as of December 31, 2024	$(5,877)	$(1,631)	$(7,508)
Other comprehensive (loss) income:
Other comprehensive loss before reclassifications	—	4,354	4,354
Amounts reclassified from accumulated other comprehensive loss (a)	(1,481)	6,175	4,694
Income tax benefit	504	(2,826)	(2,322)
Other comprehensive (loss) income, total	(977)	7,703	6,726
Balance as of December 31, 2025	$(6,854)	$6,072	$(782)

	Pension Plans and Postretirement Plan	Cumulative Translation Adjustments	Accumulated Other Comprehensive Loss
Balance as of June 30, 2024	$(5,534)	$(1,033)	$(6,567)
Other comprehensive loss:
Other comprehensive loss before reclassifications	—	(813)	(813)
Amounts reclassified from accumulated other comprehensive loss (a)	(466)	—	(466)
Income tax benefit	123	215	338
Other comprehensive loss, total	(343)	(598)	(941)
Balance as of December 31, 2024	$(5,877)	$(1,631)	$(7,508)

	Pension Plans and Postretirement Plan	Cumulative Translation Adjustments	Accumulated Other Comprehensive Loss
Balance as of June 30, 2023	$(5,138)	$200	$(4,938)
Other comprehensive loss:
Other comprehensive loss before reclassifications	—	(1,851)	(1,851)
Amounts reclassified from accumulated other comprehensive loss (a)	(539)	—	(539)
Income tax benefit	143	618	761
Other comprehensive loss, total	(396)	(1,233)	(1,629)
Balance as of June 30, 2024	$(5,534)	$(1,033)	$(6,567)

SPHERE ENTERTAINMENT CO.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Continued)

	Pension Plans and Postretirement Plan	Cumulative Translation Adjustments	Accumulated Other Comprehensive Loss
Balance as of June 30, 2022	$(40,287)	$(8,068)	$(48,355)
Other comprehensive income:
Other comprehensive income before reclassifications	—	6,656	6,656
Amounts reclassified from accumulated other comprehensive loss (a)	1,755	—	1,755
Income tax expense	(323)	(1,212)	(1,535)
Other comprehensive income, total	1,432	5,444	6,876
Disposition of Tao Group Hospitality	—	2,824	2,824
Distribution of MSG Entertainment	33,717	—	33,717
Balance as of June 30, 2023	$(5,138)	$200	$(4,938)
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

SPHERE ENTERTAINMENT CO.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Continued)
Note 18. Income Taxes
Income tax paid after and prior to the adoption of ASU 2023-09, attributable to continuing operations, is comprised of the following components:

	Year Ended December 31,	Six Months Ended December 31,	Years Ended June 30,
	2025	2024	2024	2023
Federal	$—	$—	$—	$—
State and local:
New Jersey	636	—	—	—
New York City	1,910	—	—	—
Other	3	—	—	—
	2,549	—	—	—
Total cash paid for income taxes (net of refunds)	$2,549	$—	$—	$—
Total cash paid for income taxes (prior to ASU 2023-09)	$—	$(15,599)	$18,649	$7,288
Income (or loss) from continuing operations before Income tax (expense) benefit is comprised of the following components:

	Year Ended December 31,	Six Months Ended December 31,	Years Ended June 30,
	2025	2024	2024	2023
Domestic	$70,065	$(299,422)	$(244,488)	$269,817
Foreign	(12,850)	(7,157)	(115,737)	5,613
Income tax (expense) benefit attributable to continuing operations is comprised of the following components:

	Year Ended December 31,	Six Months Ended December 31,	Years Ended June 30,
	2025	2024	2024	2023
Current (expense) benefit:
Federal	$—	$—	$8,200	$1,389
State and local	(2,890)	(746)	(4,103)	(4,672)
Foreign	—	134	(1,045)	—
	(2,890)	(612)	3,052	(3,283)
Deferred (expense) benefit:
Federal	(17,384)	54,234	93,322	(59,253)
State and local	(5,599)	19,257	39,382	(41,517)
Foreign	2,063	2,467	(164)	650
	(20,920)	75,958	132,540	(100,120)
Income tax (expense) benefit	$(23,810)	$75,346	$135,592	$(103,403)

SPHERE ENTERTAINMENT CO.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Continued)
As previously disclosed for the six months ended December 31, 2024 and the years ended June 30, 2024 and 2023, prior to the adoption of ASU 2023-09, the effective income tax rate differs from the statutory federal income tax rate as follows:

	Six Months Ended December 31,	Years Ended June 30,
	2024	2024	2023
Federal tax benefit (expense) at statutory federal rate	$64,382	$75,648	$(57,840)
State income taxes, net of federal benefit	14,403	13,337	(35,656)
Change in the estimated applicable tax rate used to determine deferred taxes	—	60,877	(1,286)
Change in valuation allowance	267	(29,189)	2,053
Nondeductible officers’ compensation	(4,706)	(5,554)	(4,814)
Nondeductible expenses	(82)	(1,564)	(291)
Nontaxable gain on repayment of Term Loan	—	13,757	—
Return to provision	—	4,881	(672)
Excess tax (expense) benefit related to share-based payment awards	(248)	974	(4,678)
Other	1,330	2,425	(219)
Income tax (expense) benefit	$75,346	$135,592	$(103,403)
The income tax benefit (expense) attributable to continuing operations differs from the amount derived by applying the statutory federal rate to pre-tax income (loss) principally due to the effect of the following items:

	Year Ended December 31,
	2025	Percentage
Income from continuing operations before income taxes	57,215

Federal tax (expense) benefit at statutory federal rate	(12,015)	(21)%
State and local income taxes, net of federal benefit (a)	(2,110)	(4)%
Foreign Tax Effects:
United Kingdom:
Statutory rate difference between United Kingdom and United States	108	—%
Change in Valuation Allowance	(672)	(1)%
Germany:
Statutory rate difference between Germany and United States	914	2%
Change in Valuation Allowance	(985)	(2)%
Effect of Cross Border Tax Laws
Recognize foreign outside basis difference	18,227	32%
Nontaxable or Nondeductible Items:
Nondeductible officers’ compensation	(7,600)	(13)%
Nondeductible expenses	(256)	—%
Permanent difference related to cancellation of debt income	(20,701)	(36)%
Tax Credits:
FICA Credit	688	1%
Excess tax (expense) benefit related to share-based payment awards	531	1%
Other Adjustments	61	—%
Income tax (expense) benefit	$(23,810)	(42)%
_________________
(a)     State and local taxes in New York and New York City made up the majority (greater than 50 percent) of the tax effect in this category.

SPHERE ENTERTAINMENT CO.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Continued)
The tax effects of temporary differences which give rise to significant portions of the deferred tax assets and liabilities at December 31, 2025 and 2024 were as follows:

	As of December 31,
	2025	2024
Deferred tax assets:
Net operating loss (“NOL”) carryforwards	$106,075	$279,813
Capital loss carryback	23,378	—
Tax credit carryforwards	1,645	934
Accrued employee benefits	23,167	15,817
Restricted stock units and stock options	2,864	4,684
Right-of-use lease assets and lease liabilities, net	10,167	11,204
Investments	5,024	8,211
Accrued litigation	4,566	4,712
Deferred debt restructuring costs	37,133	—
Other	8,770	13,184
Total deferred tax assets	$222,789	$338,559
Less valuation allowance	(1,657)	(28,952)
Deferred tax assets, net	$221,132	$309,607

Deferred tax liabilities:
Intangible and other assets	$(191,168)	$(215,820)
Property and equipment	(183,263)	(222,703)
Prepaid expenses	(6,300)	(6,142)
Deferred interest	(12,512)	(13,812)
Total deferred tax liabilities	$(393,243)	$(458,477)

Deferred tax liabilities, net	$(172,111)	$(148,870)
In assessing the realizability of deferred tax assets, management considers whether it is more likely than not that some portion or all of the deferred tax assets will not be realized. The Company’s ability to realize its deferred tax assets depends upon the generation of sufficient future taxable income to allow for the utilization of its federal net operating loss carryforward and its future deductible temporary differences. As of December 31, 2025, based on current facts and circumstances, management believes that it is more likely than not that the Company will not realize its deferred tax assets related to foreign NOLs. The Company will continue to assess the realizability of its deferred tax assets on a quarterly basis.
The federal NOL carryforward as of December 31, 2025 was approximately $440,000 and is carried forward indefinitely.
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
The Company has not recorded any tax expense for uncertain tax positions as of December 31, 2025 and 2024.
For US income tax purposes, the Company is required to recognize cancellation of debt income (“CODI”) on the difference between the face value of debt exchanged and the fair market value of new debt issued. On June 27, 2025, in connection with the execution of the A&R MSGN Credit Agreement, the Company recognized CODI of approximately $613,000, all of which was excluded from taxable income under the insolvency provisions of Internal Revenue Code Section 108.
Note 19. Related Party Transactions
As of December 31, 2025, certain members of the Dolan family, including certain trusts for the benefit of members of the Dolan family (collectively, the “Dolan Family Group”), for purposes of Section 13(d) of the Securities Exchange Act of 1934, as amended, collectively beneficially owned 100% of the Company’s outstanding Class B Common Stock and approximately 6.7% of the

SPHERE ENTERTAINMENT CO.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Continued)
Company’s outstanding Class A Common Stock (inclusive of options exercisable within 60 days of December 31, 2025). Such shares of Class A Common Stock and Class B Common Stock, collectively, represent approximately 72.3% of the aggregate voting power of Company’s outstanding common stock. Members of the Dolan family are also the controlling stockholders of MSG Entertainment, MSG Sports and AMC Networks Inc. (“AMC Networks”).
Related Party Arrangements Following the MSGE Distribution
The Company is party to the following agreements and/or arrangements with MSG Entertainment and MSG Sports, as applicable:
•Media rights agreements with MSG Sports pursuant to which the Company has the exclusive live media rights to Knicks and Rangers games in their local markets;
•MSGE Services Agreement (as defined below) pursuant to which the Company receives certain services from MSG Entertainment, such as information technology, human resources, finance, security, payroll, tax, certain legal functions, booking functions, insurance and risk management, government affairs, investor relations, corporate communications, benefit plan administration and reporting, and internal audit functions as well as certain marketing functions, in exchange for service fees (previously provided through the MSGE TSA through December 31, 2024). The Company also provides certain corporate services to MSG Entertainment in exchange for service fees;
•Other agreements with MSG Entertainment entered into in connection with the MSGE Distribution, including a distribution agreement, a tax disaffiliation agreement, an employee matters agreement, a trademark license agreement and certain other arrangements;
•Arrangements with (i) MSG Entertainment, pursuant to which MSG Entertainment provides certain sponsorship-related account management services to the Company in exchange for service fees in addition to certain advertising sales and representation services to MSG Networks in exchange for a commission and certain cost reimbursements, and (ii) MSG Sports, pursuant to which MSG Sports provides certain business operations services to the Company in exchange for service fees;
•Arrangements with MSG Sports and MSG Entertainment pursuant to which the Company has certain sponsorship rights;
•Arrangements with MSG Entertainment pursuant to which the Company, through its Holoplot business, is providing certain technology services to MSG Entertainment venues;
•A sublease agreement, pursuant to which the Company subleases office space from MSG Entertainment;
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
Further, the Company shares certain executive support costs, including office space, executive assistants, security and transportation costs, for (i) the Company’s Executive Chairman and Chief Executive Officer with MSG Entertainment and MSG Sports, (ii) the Company’s Vice Chairman with MSG Entertainment, MSG Sports and AMC Networks and (iii) the Company’s Executive Vice President with MSG Sports and AMC Networks. Additionally, the Company, MSG Entertainment, MSG Sports and AMC Networks have agreed on an allocation of the costs of certain other aircraft, including helicopter, use by shared executives. In addition, the Company, through its MSG Networks segment, has also entered into various agreements with AMC Networks with respect to a number of ongoing commercial relationships, including relating to the provision of (i) certain origination, master control and technical services and (ii) certain consulting services from AMC Networks.
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

SPHERE ENTERTAINMENT CO.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
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
On June 27, 2025, the media rights agreements between subsidiaries of MSG Networks, on the one hand, and New York Knicks, LLC and New York Rangers, LLC, on the other hand, were amended to (among other things) (i) reduce the annual rights fees payable to New York Knicks, LLC and New York Rangers, LLC to effect a reduction of 28% and 18%, respectively, as of January 1, 2025, (ii) eliminate the annual rights fee escalators, and (iii) reduce the terms of the agreements to expire after the 2028-29 NBA and NHL seasons, respectively, subject to a right of first refusal in favor of MSG Networks. Additionally on June 27, 2025, MSG Networks issued penny warrants to MSG Sports exercisable for 19.9% of the common stock of MSG Networks. The penny warrants met the requirements for equity classification. The estimated fair value of the warrant was $0 at inception and its recognition in equity had no impact on the consolidated financial statements.
In addition, the Company’s transition services agreement (the “MSGE TSA”) with MSG Entertainment was terminated and was replaced by a services agreement, effective January 1, 2025 (as may be amended from time to time, the “MSGE Services Agreement”), to continue to receive certain services from MSG Entertainment as described above.
The Company has entered into certain commercial agreements with its equity method investment nonconsolidated affiliates in connection with Sphere. For the six months ended December 31, 2024, and the years ended June 30, 2024 and 2023, the Company recorded $530, $8,311 and $93,823 respectively, of capital expenditures in connection with services provided to the Company under these agreements. The Company did not record any capital expenditures in connection with these services for the year ended December 31, 2025.
These commercial agreements also included an arrangement with Crown Properties Collection LLC (“CPC”), pursuant to which CPC provided the Company sponsorship and sales services. Under this arrangement, the Company recorded commission expense of $1,747 for the six months ended June 30, 2025 and $4,704 and $5,618 for the six months ended December 31, 2024 and year ended June 30, 2024, respectively. The Company did not record any commission expense for the year ended June 30, 2023. In June 2025, CPC repurchased the Company’s equity interest in CPC, and as a result, CPC is no longer considered to be a related party.
As of December 31, 2025 and 2024, accrued liabilities associated with other equity method investment nonconsolidated affiliates were $18,204 and $18,242, respectively, and are reported under Accrued expenses and other current liabilities in the accompanying consolidated balance sheets.
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
The Company was a party to various aircraft arrangements, which were assigned to MSG Entertainment in connection with the MSGE Distribution. The Company was party to reciprocal time sharing/dry lease agreements with Charles F. Dolan, a former director of the Company and the father of James L. Dolan, and Sterling2K LLC (collectively, “CFD”), an entity owned and controlled by Deborah Dolan-Sweeney, the daughter of Charles F. Dolan and the sister of James L. Dolan, pursuant to which the Company had agreed from time to time to make its aircraft available to CFD and CFD had agreed from time to time to make their aircraft available to the

SPHERE ENTERTAINMENT CO.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Continued)
Company. Pursuant to the terms of the agreements, CFD could lease on a non-exclusive, “time sharing” basis, certain Company aircraft.
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
Revenues and Operating Expenses
The following table summarizes the composition and amounts of the transactions with the Company’s related parties. The significant components of these amounts are discussed below. These amounts are reflected in revenues and operating expenses in the accompanying consolidated statements of operations for the year ended December 31, 2025, the six months ended December 31, 2024, and the years ended June 30, 2024 and 2023:

	Year Ended December 31,	Six Months Ended December 31,	Years Ended June 30,
	2025	2024	2024	2023
Revenues	$6,039	$914	$3,585	$2,079
Operating (expenses) credits:
Media fees	(136,529)	(90,723)	(175,462)	(172,581)
Cost reimbursement from MSG Sports - MSG Sports Services Agreement	—	—	—	29,836
Corporate general and administrative expenses, net - MSG Entertainment Transition/Services Agreement (a)	(68,228)	(47,717)	(110,966)	(27,494)
Origination, master control and technical services	(4,644)	(2,564)	(5,079)	(4,982)
Other operating expenses, net (b)	(14,665)	(10,691)	(18,017)	(261)
Total operating expenses, net (c)	$(224,066)	$(151,695)	$(309,524)	$(175,482)
_________________
(a)    Included in the six months ended December 31, 2024 and the year ended June 30, 2024 , Corporate general and administrative expenses, net - MSG Entertainment Transition/Services Agreement is $0 and $3,363, respectively, related to Restructuring charges for employees who provided services to the Company under the MSGE TSA.
(b)    Other operating expenses, net, includes reimbursements to MSG Entertainment for aircraft-related expenses, professional and payroll fees, and CPC commissions as well as AMC Networks consulting service fees.
(c)    Of the total operating (expenses) credits, net, $(141,506), $(93,343), $(182,051) and $(206,804) for the year ended December 31, 2025, the six months ended December 31, 2024, and the years ended June 30, 2024 and 2023, respectively, are included in direct operating expenses in the accompanying consolidated statements of operations. Of the total operating (expenses) credits, net, $(82,560), $(58,352), $(127,473) and $31,322 for the year ended December 31, 2025, the six months ended December 31, 2024, and the years ended June 30, 2024 and 2023, respectively, are included in selling, general and administrative expenses in the accompanying consolidated statements of operations.

SPHERE ENTERTAINMENT CO.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Continued)
Note 20. Segment Information
As of December 31, 2025, the Company was comprised of two reportable segments: Sphere and MSG Networks.
Sphere
The Sphere segment derives revenues primarily from ticket sales and other ticket-related revenues, venue license fees from third-party promoters, sponsorships, signage and Exosphere advertising, suite licenses and food, beverage, and merchandise sales. The Sphere segment incurs expenses related to day-of-event costs, costs to produce The Sphere Experience, marketing and advertising costs, production costs for Exosphere advertising as well as corporate and supporting department operating costs, including charges under the transition services/services agreement with MSG Entertainment, and venue usage costs such as other operating expenses including insurance, utilities, repairs and maintenance, labor related to the overall management of the Sphere segment, depreciation and amortization expense related to certain corporate property, equipment and leasehold improvements. The Sphere segment also incurs non-capitalizable content development and technology costs associated with the Company’s Sphere business.
MSG Networks
The MSG Networks segment derives revenues principally from distribution fees, as well as from the sale of advertising. Distribution revenue includes both affiliation fee revenue earned from Distributors for the right to carry the Company’s networks, as well as revenue earned from DTC subscriptions and single game purchases on MSG+ (which is included in the Gotham Sports streaming product). MSG Networks’ advertising revenue is largely derived from the sale of inventory in its live professional sports programming.
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

SPHERE ENTERTAINMENT CO.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Continued)
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
Information as to the operations of the Company’s reportable segments is set forth below.

	Year Ended December 31, 2025
	Sphere	MSG Networks	Total
Revenues	$781,412	$438,633	$1,220,045
Event-related expenses (a)	(288,734)	—	(288,734)
Rights fee expense	—	(204,473)	(204,473)
Network programming and production costs	—	(67,241)	(67,241)
Other direct operating expenses (a)	(29,531)	—	(29,531)
Overhead expenses(b)	(389,594)	(52,324)	(441,918)
Other segment expenses(c)	(341,710)	(76,002)	(417,712)
Operating (loss) income	$(268,157)	$38,593	$(229,564)
Gain on extinguishment of debt			346,092
Interest income			13,498
Interest expense			(70,546)
Other expense, net			(2,265)
Income from operations before income taxes			$57,215

Reconciliation of operating (loss) income to adjusted operating income:
Operating (loss) income	$(268,157)	$38,593	$(229,564)
Adjustments:
Share-based compensation expense	60,272	(1,267)	59,005
Depreciation and amortization	327,769	8,642	336,411
Restructuring charges	9,560	1,960	11,520
Impairment and other losses, net	4,381	65,400	69,781
Merger, debt work-out, and acquisition-related costs, including merger-related litigation expenses, net of insurance recoveries	3,954	3,934	7,888
Amortization for capitalized cloud computing costs	6,316	—	6,316
Remeasurement of deferred compensation plan liabilities	467	—	467
Adjusted operating income	$144,562	$117,262	$261,824

SPHERE ENTERTAINMENT CO.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Continued)

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

Reconciliation of operating loss to adjusted operating (loss) income:
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

SPHERE ENTERTAINMENT CO.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Continued)

	Year Ended June 30, 2024
	Sphere	MSG Networks	Total
Revenues	$497,159	$529,730	$1,026,889
Event-related expenses (a)	(187,610)	—	(187,610)
Rights fee expense	—	(268,747)	(268,747)
Network programming and production costs	—	(73,770)	(73,770)
Other direct operating expenses (a)	(17,697)	—	(17,697)
Overhead expenses(b)	(393,039)	(39,814)	(432,853)
Other segment expenses(c)	(379,197)	(8,256)	(387,453)
Operating (loss) income	(480,384)	139,143	(341,241)
Interest income			25,687
Interest expense			(79,868)
Other income, net			35,197
Loss from operations before income taxes			$(360,225)

Reconciliation of operating (loss) income to adjusted operating (loss) income:
Operating (loss) income	$(480,384)	$139,143	$(341,241)
Adjustments:
Share-based compensation expense	40,514	6,330	46,844
Depreciation and amortization	248,248	8,246	256,494
Restructuring charges	9,476	10	9,486
Impairment and other (gains) losses, net	121,473	—	121,473
Merger, debt work-out, and acquisition-related costs, including merger-related litigation expenses, net of insurance recoveries	(1,176)	(11,542)	(12,718)
Amortization for capitalized cloud computing costs	—	87	87
Remeasurement of deferred compensation plan liabilities	306	—	306
Adjusted operating (loss) income	$(61,543)	$142,274	$80,731

SPHERE ENTERTAINMENT CO.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Continued)

	Year Ended June 30, 2023
	Sphere	MSG Networks	Total
Revenues	$2,610	$571,221	$573,831
Rights fee expense	—	(266,670)	(266,670)
Network programming and production costs	—	(69,996)	(69,996)
Other direct operating expenses (a)	(5,545)	—	(5,545)
Overhead expenses(b)	(325,660)	(126,482)	(452,142)
Other segment expenses(c)	(40,955)	(11,565)	(52,520)
Operating (loss) income	(369,550)	96,508	(273,042)
Interest income			11,585
Interest expense			—
Other income, net			536,887
Income from operations before income taxes			$275,430

Reconciliation of operating (loss) income to adjusted operating (loss) income:
Operating (loss) income	$(369,550)	$96,508	$(273,042)
Adjustments:
Share-based compensation expense	36,188	6,419	42,607
Depreciation and amortization	24,048	6,668	30,716
Restructuring charges	23,136	4,788	27,924
Impairment and other gains, net	(6,229)	109	(6,120)
Merger, debt work-out, and acquisition-related costs, including merger-related litigation expenses, net of insurance recoveries	(189)	55,236	55,047
Amortization for capitalized cloud computing costs	—	161	161
Remeasurement of deferred compensation plan liabilities	187	—	187
Adjusted operating (loss) income	$(292,409)	$169,889	$(122,520)
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
Concentration of Risk
Accounts receivable, net on the accompanying consolidated balance sheets as of December 31, 2025 and 2024 included amounts due from the following individual customers, substantially derived from the MSG Networks segment, which accounted for the noted percentages of the gross balance:

	As of December 31,
	2025	2024
Customer A	11%	14%
Customer B	9%	14%
Customer C	8%	10%

SPHERE ENTERTAINMENT CO.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Continued)
Revenues in the accompanying consolidated statements of operations for the year ended December 31, 2025, the six months ended December 31, 2024, and the years ended June 30, 2024 and 2023 included amounts from the following individual customers, primarily derived from the MSG Networks segment, which accounted for the noted percentages of the total:

	Year Ended December 31,	Six Months Ended December 31,	Years Ended June 30,
	2025	2024	2024	2023
Customer 1	10%	12%	13%	26%
Customer 2	7%	9%	10%	21%
Customer 3	6%	12%	14%	26%
As of December 31, 2025, the Company employed approximately 3,300 full-time and part-time employees, of which approximately 16% are subject to CBAs. Approximately 0% of those union employees are subject to CBAs that expired as of December 31, 2025 and approximately 14% are subject to CBAs that will expire by December 31, 2026, if they are not extended prior thereto.
Note 21. Additional Financial Information
The following table provides a summary of the amounts recorded as Cash, cash equivalents and restricted cash as of December 31, 2025 and 2024:

	As of December 31,
	2025	2024
Cash and cash equivalents	$507,776	$501,954
Restricted cash	13,488	13,679
Total Cash and cash equivalents, and restricted cash	$521,264	$515,633
The Company’s cash equivalents consist of money market accounts and time deposits of $99,433 and $224,037 as of December 31, 2025 and 2024, respectively. Cash, cash equivalents, and restricted cash are measured at fair value within Level I of the fair value hierarchy on a recurring basis using observable inputs that reflect quoted prices for identical assets in active markets. The Company’s restricted cash includes cash deposited in escrow accounts. The Company has deposited cash in interest-bearing escrow accounts related to credit support, debt facilities, collateral for its operating leases, and general liability insurance obligations.
Prepaid expenses and other current assets as of December 31, 2025 and 2024 consisted of the following:

	As of December 31,
	2025	2024
Prepaid expenses	$38,543	$32,384
Other receivables	10,839	92
Inventory	14,453	12,583
Deferred cost, current	17,627	12,211
Other	11,362	7,737
Total prepaid expenses and other current assets	$92,824	$65,007
Accrued expenses and other current liabilities as of December 31, 2025 and 2024 consisted of the following:

	As of December 31,
	2025	2024
Accrued payroll and employee related liabilities	$63,542	$42,892
Cash due to promoters	163,499	109,078
Capital expenditure accruals	130,061	142,989
Accrued legal fees	19,361	22,046
Other accrued expenses	55,014	71,365
Total accrued expenses and other current liabilities	$431,477	$388,370

SPHERE ENTERTAINMENT CO.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Continued)
Other (expense) income, net for the year ended December 31, 2025, the six months ended December 31, 2024, and the years ended June 30, 2024 and 2023 included the following:

	Year Ended December 31,	Six Months Ended December 31,	Years Ended June 30,
	2025	2024	2024	2023
Realized and unrealized (loss) gain on MSGE Retained Interest, see Note 8 for further detail	$—	$—	$(19,027)	$545,715
Gain on litigation settlement	—	—	62,647	—
Unrealized gain on equity investments without readily determinable fair value	—	—	—	1,969
Loss on equity method investments	(600)	(120)	(6,677)	(8,184)
Other	(1,665)	76	(1,746)	(2,613)
Total other (expense) income, net	$(2,265)	$(44)	$35,197	$536,887

SPHERE ENTERTAINMENT CO.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Continued)
Note 22. Subsequent Events
On January 29, 2026, MSG LV, an indirect, wholly-owned subsidiary of the Company, entered into a credit agreement with JPMorgan Chase Bank, N.A., as Administrative Agent and L/C Issuer, and the lenders party thereto, which refinanced in full the 2022 LV Sphere Term Loan Facility. The new credit agreement provides for (i) a $275,000 senior secured term loan facility, the proceeds of which were used to refinance the 2022 LV Sphere Term Loan Facility, and (ii) a senior secured revolving credit facility in the maximum principal amount of $275,000, the proceeds of which are expected to be used for working capital and general corporate purposes, including distributions to the Sphere Entertainment Group. See Note 14. Credit Facilities and Convertible Notes for additional information with respect to the 2026 LV Sphere Facilities.