Form 10-Q
period 2026-03-31
Sphere Entertainment Co.
filed 2026-05-05
CIK 1795250

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
____________________
FORM 10-Q
________________________
(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2026
OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from ______  to ______
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). ☐ Yes ☑ No
Number of shares of common stock outstanding as of April 30, 2026:

Class A Common Stock par value $0.01 per share	—	28,925,449
Class B Common Stock par value $0.01 per share	—	6,866,754

SPHERE ENTERTAINMENT CO.

PART I – FINANCIAL INFORMATION
Item 1. Financial Statements
SPHERE ENTERTAINMENT CO.
CONDENSED CONSOLIDATED BALANCE SHEETS (UNAUDITED)
(in thousands, except per share data)

	As of
	March 31,	December 31,
	2026	2025
ASSETS
Current Assets:
Cash, cash equivalents, and restricted cash	$630,151	$521,264
Accounts receivable, net	181,549	171,630
Related party receivables, current	20,215	24,457
Prepaid expenses and other current assets	71,655	92,824
Total current assets	903,570	810,175
Non-Current Assets:
Investments	37,650	38,725
Property and equipment, net	2,629,439	2,710,643
Right-of-use lease assets	88,851	91,372
Goodwill	344,772	344,772
Intangible assets, net	20,161	21,817
Other non-current assets	198,243	192,404
Total assets	$4,222,686	$4,209,908
LIABILITIES AND EQUITY
Current Liabilities:
Accounts payable	$36,484	$24,593
Accrued expenses and other current liabilities	427,060	431,477
Related party payables, current	11,404	14,301
Current portion of long-term debt, net	57,690	63,009
Operating lease liabilities, current	16,515	17,186
Deferred revenue	193,510	192,808
Total current liabilities	742,663	743,374
Non-Current Liabilities:
Long-term debt, net	752,700	767,439
Operating lease liabilities, non-current	111,463	113,824
Deferred tax liabilities, net	166,661	172,111
Other non-current liabilities	201,272	179,921
Total liabilities	1,974,759	1,976,669
Commitments and contingencies (see Note 9)
Equity:
Class A Common Stock (a)	299	297
Class B Common Stock (b)	69	69
Additional paid-in capital	2,480,705	2,470,120
Treasury stock, at cost, 1,054 shares as of March 31, 2026 and December 31, 2025, respectively	(50,024)	(50,024)
Accumulated deficit	(181,981)	(186,441)
Accumulated other comprehensive loss	(1,141)	(782)
Total stockholders’ equity	2,247,927	2,233,239
Total liabilities and equity	$4,222,686	$4,209,908
__________________
(a)    Class A Common Stock, $0.01 par value per share, 120,000 shares authorized; 29,921 and 28,629 shares issued and outstanding as of March 31, 2026 and December 31, 2025, respectively.
(b)    Class B Common Stock, $0.01 par value per share, 30,000 shares authorized; 6,867 shares issued and outstanding as of March 31, 2026 and December 31, 2025.
See accompanying notes to the unaudited condensed consolidated financial statements.

SPHERE ENTERTAINMENT CO.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)
(in thousands, except per share data)

	Three Months Ended
	March 31,
	2026	2025
Revenues (a)	$386,412	$280,574
Operating expenses:
Direct operating expenses (a)	169,647	158,323
Selling, general and administrative expenses (a)	121,703	114,269
Depreciation and amortization	84,367	84,229
Impairments and other losses, net	79	521
Restructuring charges	3,414	1,841
Operating income (loss)	7,202	(78,609)
Other income (expense):
Loss on extinguishment of debt	(2,071)	—
Interest income	3,951	3,878
Interest expense	(8,039)	(26,206)
Other expense, net	(1,424)	(1,340)
Loss from continuing operations before income taxes	(381)	(102,277)
Income tax benefit	4,841	20,323
Net income (loss)	4,460	(81,954)
Less: Net income attributable to participating securities	6,053	—
Net loss attributable to Sphere Entertainment Co.’s stockholders	$(1,593)	$(81,954)

Basic loss per common share attributable to Sphere Entertainment Co.’s stockholders	$(0.04)	$(2.27)
Diluted loss per common share attributable to Sphere Entertainment Co.’s stockholders	$(0.04)	$(2.27)

Weighted-average number of common shares outstanding:
Basic	35,878	36,110
Diluted	35,878	36,110
_________________
(a)    See Note 14. Related Party Transactions, for further information on related party revenues and expenses.
See accompanying notes to the unaudited condensed consolidated financial statements.

SPHERE ENTERTAINMENT CO.
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS) (UNAUDITED)
(in thousands)

	Three Months Ended
	March 31,
	2026	2025
Net income (loss)	$4,460	$(81,954)
Other comprehensive (loss) income, before income taxes:
Pension plans and postretirement plans:
Amortization of net actuarial loss and prior service credit included in net periodic benefit cost, net	109	85
Net unamortized loss arising during the period	(481)	(318)
Cumulative translation adjustments	(111)	1,941
Other comprehensive (loss) income, before income taxes	(483)	1,708
Income tax benefit	124	277
Other comprehensive (loss) income, net of income taxes	(359)	1,985
Comprehensive income (loss)	$4,101	$(79,969)

See accompanying notes to the unaudited condensed consolidated financial statements.

SPHERE ENTERTAINMENT CO.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)
(in thousands)

	Three Months Ended
	March 31,
	2026	2025
OPERATING ACTIVITIES:
Net income (loss)	$4,460	$(81,954)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation and amortization	84,367	84,229
Impairments and other losses, net	79	521
Amortization of debt discount and deferred financing costs	1,024	676
Amortization of deferred production content	11,058	7,243
Deferred income tax benefit	(5,326)	(20,641)
Share-based compensation expense	13,910	21,595
Net unrealized and realized (gain) loss on equity investments with readily determinable fair value and loss in nonconsolidated affiliates	1,080	(811)
Loss on extinguishment of debt	(2,071)	—
Other non-cash adjustments	85	747
Change in assets and liabilities:
Accounts receivable, net	(9,919)	(7,604)
Related party receivables and payables, net	1,345	(4,275)
Prepaid expenses and other current and non-current assets	4,274	(36,393)
Accounts payable	11,891	258
Accrued and other current and non-current liabilities	8,716	27,300
Deferred revenue	11,779	16,004
Right-of-use lease assets and operating lease liabilities	(511)	(547)
Net cash provided by operating activities	136,241	6,348
INVESTING ACTIVITIES:
Capital expenditures, net	(4,889)	(17,492)
Other investing activities	(116)	(78)
Net cash used in investing activities	(5,005)	(17,570)
FINANCING ACTIVITIES:
Repayment of debt	(135,000)	—
Proceeds from issuance of debt	135,000	—
Principal repayments on debt	(18,851)	(25,000)
Taxes paid in lieu of shares issued for share-based compensation	(5,919)	(1,307)
Proceeds from exercise of stock options	2,507	—
Net cash used in financing activities	(22,263)	(26,307)
Effect of exchange rates on cash, cash equivalents, and restricted cash	(86)	98
Net increase (decrease) in cash, cash equivalents, and restricted cash	108,887	(37,431)
Cash, cash equivalents, and restricted cash at beginning of period	521,264	515,633
Cash, cash equivalents, and restricted cash at end of period	$630,151	$478,202
NON-CASH INVESTING AND FINANCING ACTIVITIES:
Capital expenditures incurred but not yet paid	$1,230	$1,654
Share-based compensation capitalized in property and equipment	$89	$326

See accompanying notes to the unaudited condensed consolidated financial statements.

SPHERE ENTERTAINMENT CO.
CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
(UNAUDITED)
(in thousands)

	Common Stock Issued	Additional Paid-In Capital	Treasury Stock	Accumulated Deficit	Accumulated Other Comprehensive Loss	Total Equity
Balance as of December 31, 2025	$366	$2,470,120	$(50,024)	$(186,441)	$(782)	$2,233,239
Net income	—	—	—	4,460	—	4,460
Other comprehensive loss, net of taxes	—	—	—	—	(359)	(359)
Share-based compensation expense	—	13,999	—	—	—	13,999
Stock options exercised	—	2,507	—	—	—	2,507
Tax withholding associated with shares issued for share-based compensation	2	(5,921)	—	—	—	(5,919)
Balance as of March 31, 2026	$368	$2,480,705	$(50,024)	$(181,981)	$(1,141)	$2,247,927

Balance as of December 31, 2024	$359	$2,428,414	$—	$(219,846)	$(7,508)	$2,201,419
Net loss	—	—	—	(81,954)	—	(81,954)
Other comprehensive income, net of taxes	—	—	—	—	1,985	1,985
Share-based compensation expense	—	21,921	—	—	—	21,921
Tax withholding associated with shares issued for share-based compensation	—	(1,307)	—	—	—	(1,307)
Balance as of March 31, 2025	$359	$2,449,028	$—	$(301,800)	$(5,523)	$2,142,064

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
MSG Networks: This segment is comprised of the Company’s regional sports and entertainment networks, MSG Network and MSG Sportsnet, as well as its DTC and authenticated streaming offering, MSG+ (which is included in the Gotham Sports streaming product). MSG Networks serves the New York designated market area, as well as other portions of New York, New Jersey, Connecticut and Pennsylvania and features a wide range of sports content, including exclusive live local games and other programming of the New York Knicks of the National Basketball Association (the “NBA”) and the New York Rangers, New York Islanders, New Jersey Devils and Buffalo Sabres of the National Hockey League (the “NHL”), as well as significant coverage of the New York Giants and the Buffalo Bills of the National Football League.
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
Basis of Presentation
The accompanying condensed consolidated financial statements have been prepared in accordance with U.S. generally accepted accounting principles (“GAAP”) for interim financial information and the instructions of Rule 10-01 of Regulation S-X of the Securities and Exchange Commission (the “SEC”). The condensed consolidated financial statements herein should be read in conjunction with the consolidated financial statements and the notes thereto as of December 31, 2025 and 2024 and for the year ended December 31, 2025, the six-month transition period ended December 31, 2024 and the fiscal years ended June 30, 2024 and 2023 (the
“Audited Consolidated Annual Financial Statements”) included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2025 filed with the SEC on February 12, 2026 (the “Form 10-K”).
In the opinion of the Company, the accompanying condensed consolidated financial statements contain all adjustments, consisting of only normal recurring adjustments, necessary for a fair presentation of the Company’s financial position as of March 31, 2026 and its results of operations for the three months ended March 31, 2026 and 2025, and cash flows for the three months ended March 31, 2026 and 2025. The condensed consolidated balance sheet as of December 31, 2025 and the accompanying notes were derived from the

SPHERE ENTERTAINMENT CO.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
(continued)
Audited Consolidated Financial Statements, but do not contain all of the footnote disclosures from the Audited Consolidated Financial Statements.
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
Use of Estimates
The preparation of the accompanying condensed consolidated financial statements in conformity with GAAP requires management to make estimates and assumptions about future events. These estimates and the underlying assumptions affect the amounts of assets and liabilities reported, disclosures about contingent assets and liabilities, and reported amounts of revenues and expenses. Such estimates include the provision for credit losses, valuation of investments, goodwill, intangible assets, deferred production content costs, other long-lived assets, deferred tax assets, pension and other postretirement benefit obligations and the related net periodic benefit cost, ultimate revenue, and other liabilities. In addition, estimates are used in revenue recognition, rights fees expense, performance and share-based compensation, depreciation and amortization, litigation matters and other matters. Management believes its use of estimates in the condensed consolidated financial statements to be reasonable.
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
Recently Issued and Adopted Accounting Pronouncements
Recently Issued Accounting Pronouncements
In November 2024, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) 2024-03, Disaggregation of Income Statement Expenses, requiring additional disclosures about specified categories of expenses included in certain expense captions presented on the face of the income statement. This standard will be effective for the Company as of and for the annual period ending December 31, 2027, and may be applied either prospectively to financial statements issued for reporting periods after the effective date of this ASU or retrospectively to all prior periods presented in the financial statements. The Company continues to evaluate the impact of adopting this guidance on the Company’s condensed consolidated financial statements and disclosures.
In November 2024, the FASB issued ASU 2024-04, Induced Conversions of Convertible Debt Instruments, providing clarification on the requirements for determining whether certain settlements of convertible debt should be accounted for as induced conversions. This ASU will be effective for the Company as of and for the annual period ending December 31, 2026, and may be applied either prospectively to financial statements issued for reporting periods after the effective date of this ASU or retrospectively to all prior periods presented in the financial statements. The Company does not expect the adoption of this guidance to have a material impact on the Company’s condensed consolidated financial statements and disclosures.

In September 2025, the FASB issued ASU 2025-06, Targeted Improvements to the Accounting for Internal-Use Software, clarifying and modernizing the accounting for costs related to internal-use software. The ASU removes the consideration of software project development stages. Under the new guidance, cost capitalization would begin when (i) management has authorized and committed to

SPHERE ENTERTAINMENT CO.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
(continued)
funding the software project, and (ii) it is probable that the project will be completed and the software will be used to perform its intended function (referred to as the “probable-to-complete recognition threshold”). This standard will be effective for the Company in the first quarter of the annual period ending December 31, 2028 and early adoption is permitted. The Company is currently evaluating the impact of adopting this guidance on the Company’s condensed consolidated financial statements and disclosures.
In December 2025, the FASB issued ASU 2025-11, Interim Reporting (Topic 270): Narrow-Scope Improvements, which provides a comprehensive list within Topic 270 of required interim disclosures, establishes a principle requiring disclosure of events or changes occurring after the end of the most recent annual reporting period that have a material impact on interim results and clarifies the form and content requirements applicable to interim financial statements. According to the ASU, the FASB does not intend to change the fundamental nature of interim reporting or expand or reduce current interim disclosure requirements but rather provide clarity and improve navigability of the existing interim reporting requirements. The update will be effective for the Company for interim reporting periods within the year ending December 31, 2028. The Company does not expect the adoption to have a material impact on the Company’s condensed consolidated financial statements and disclosures.
In December 2025, the FASB issued ASU 2025-12, Codification Improvements, to (i) clarify, (ii) correct errors in, or (iii) make other minor improvements to a variety of topics in the Accounting Standards Codification (“ASC”). The amendments are intended to make the Accounting Standards Codification easier to understand and apply. The standard is effective for the Company’s year ending December 31, 2027, including interim periods within the year. The Company does not expect the adoption to have a material impact on the Company’s condensed consolidated financial statements and disclosures.

Recently Adopted Accounting Pronouncements
In July 2025, the FASB issued ASU 2025-05, Measurement of Credit Losses for Accounts Receivable and Contract Assets. This ASU provides all entities with a practical expedient that allows for the assumption that current conditions as of the balance sheet date do not change for the remaining life of the asset when estimating credit losses for such assets. This standard was effective for the Company in the first quarter of the annual period ending December 31, 2026 and early adoption is permitted. The Company early adopted ASU 2025-05 as of the fourth quarter of 2025. Adoption of the ASU did not have a material impact on the Company’s consolidated financial statements.
Note 3. Revenue Recognition
Contracts with Customers
See Note 2. Summary of Significant Accounting Policies and Note 5. Revenue Recognition, to the Audited Consolidated Financial Statements included in the Form 10-K, for more information regarding the details of the Company’s revenue recognition policies. All revenue recorded in the condensed consolidated statements of operations is considered to be revenue from contracts with customers in accordance with ASC Topic 606, Revenue From Contracts with Customers, except for revenues from subleases that are accounted for in accordance with ASC Topic 842, Leases.
Disaggregation of Revenue
The following tables disaggregate the Company’s consolidated revenues by segment and type of goods or services for the three months ended March 31, 2026 and 2025:

	Three Months Ended
	March 31, 2026
	Sphere	MSG Networks	Total
Ticketing and venue license fee revenues (a)	$198,304	$—	$198,304
Sponsorship, signage, Exosphere advertising, and suite license revenues (b)	27,065	—	27,065
Food, beverage, and merchandise revenues (c)	33,718	—	33,718
Media networks revenues (b)	—	120,447	120,447
Other	6,439	—	6,439
Total revenues from contracts with customers	265,526	120,447	385,973
Revenues from subleases	439	—	439
Total revenues	$265,965	$120,447	$386,412

SPHERE ENTERTAINMENT CO.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
(continued)

	Three Months Ended
	March 31, 2025
	Sphere	MSG Networks	Total
Ticketing and venue license fee revenues (a)	$107,327	$—	$107,327
Sponsorship, signage, Exosphere advertising, and suite license revenues (b)	24,174	—	24,174
Food, beverage, and merchandise revenues (c)	19,889	—	19,889
Media networks revenues (b)	—	123,029	123,029
Other	5,651	—	5,651
Total revenues from contracts with customers	157,041	123,029	280,070
Revenues from subleases	504	—	504
Total revenues	$157,545	$123,029	$280,574
_________________
(a)    Amounts include ticket sales, other ticket-related revenue, and venue license fees from the Company’s events such as (i) concerts, (ii) The Sphere Experience, (iii) brand events and (iv) other live entertainment and sporting events. These revenues are generally recognized at a point in time.
(b)    Sponsorship and signage, Exosphere advertising, suite licenses, and media related revenues are generally recognized over time.
(c)    Food, beverage, and merchandise revenues are generally recognized at a point in time.
Contract Balances
The following table provides information about contract balances from the Company’s contracts with customers as of March 31, 2026 and December 31, 2025:

	As of
	March 31,	December 31,
	2026	2025
Receivables from contracts with customers, net (a)	$182,133	$173,525
Contract assets, current (b)	311	445
Deferred revenue, including non-current portion (c)	261,949	250,170
_________________
(a)    As of March 31, 2026 and December 31, 2025, the Company’s receivables from contracts with customers, net above included $584 and $1,895, respectively, related to various related parties. See Note 14 . Related Party Transactions for further details on these related party arrangements.
(b)     Contract assets, current and Contract assets, non-current, which are reported as Prepaid expenses and other current assets and Other non-current assets, respectively, in the Company’s condensed consolidated balance sheets, primarily relate to the Company’s rights to consideration for goods or services transferred to customers, for which the Company does not have an unconditional right to bill as of the reporting date. Contract assets are transferred to accounts receivable once the Company’s right to consideration becomes unconditional.
(c)    Deferred revenue primarily relates to the Company’s receipt of consideration from customers in advance of the Company’s transfer of goods or services to the customers. Deferred revenue is reduced and the related revenue is recognized once the underlying goods or services are transferred to a customer. Revenue recognized for the three months ended March 31, 2026 relating to the deferred revenue balance as of December 31, 2025 was $124,173.

Transaction Price Allocated to the Remaining Performance Obligations
As of March 31, 2026, the Company’s remaining performance obligations were $384,141, of which 51% is expected to be recognized over the next two years and 49% of the balance is expected to be recognized thereafter. This includes performance obligations under sponsorship agreements and the Company’s agreements with DCT Abu Dhabi that have original expected durations longer than one year and for which the respective consideration is not variable. In developing the estimated revenue, the Company applies the allowable practical expedient and does not disclose information about remaining performance obligations that have original expected durations of one year or less.
Note 4. Restructuring Charges
During the three months ended March 31, 2026, the Company recognized restructuring charges of $3,414, primarily related to termination benefits provided as part of a voluntary exit program the Company implemented during the period. These charges were recorded in Accrued expenses and other current liabilities on the accompanying condensed consolidated balance sheet. During the three months ended March 31, 2025, the Company recognized restructuring charges of $1,841, related to termination benefits for certain executives and employees, which were recorded in Accrued expenses and other current liabilities on the accompanying condensed consolidated balance sheets.

SPHERE ENTERTAINMENT CO.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
(continued)
Changes to the Company’s restructuring liability through March 31, 2026 were as follows:

Restructuring Liability
Balance as of December 31, 2025	$8,218
Restructuring charges	3,414
Payments	(5,035)
Balance as of March 31, 2026	$6,597
Note 5. Investments
As of March 31, 2026 and December 31, 2025, the Company’s investments are included within Investments in the accompanying condensed consolidated balance sheets and consisted of the following:

		Investment As of
	Ownership Percentage as of March 31, 2026	March 31, 2026	December 31, 2025
Equity method investments:
SACO Technologies Inc. (“SACO”)	30%	$16,894	$16,981
Gotham Advanced Media and Entertainment, LLC (“GAME”)	50%	8,284	9,354
Equity investments without readily determinable fair values		8,722	8,721
Other equity investments with readily determinable fair values held in trust under the Company’s Executive Deferred Compensation Plan (a)		3,750	3,669
Total investments		$37,650	$38,725
_________________
(a)    The Company’s investments with readily determinable fair values are classified within Level I of the fair value hierarchy as they are valued based on quoted prices in active markets. Refer to Note 11. Pension Plans and Other Postretirement Benefit Plan, for further detail on the Company’s Executive Deferred Compensation Plan.
The Company had unrealized gains on equity investments with and without readily determinable fair values of $34 and $21 for the three months ended March 31, 2026 and 2025, respectively, which are recorded in Other expense, net.
Note 6. Property and Equipment, net
As of March 31, 2026 and December 31, 2025, Property and equipment, net consisted of the following:

	As of
	March 31, 2026	December 31, 2025
Buildings	$2,272,944	$2,270,557
Equipment, furniture, and fixtures	1,234,321	1,231,690
Leasehold improvements	23,896	23,896
Construction in progress	2,211	5,873
Total property and equipment, gross	3,533,372	3,532,016
Less accumulated depreciation and amortization	(903,933)	(821,373)
Property and equipment, net	$2,629,439	$2,710,643
The property and equipment balances above include $127,512 and $130,061 of capital expenditure accruals (primarily related to Sphere construction) as of March 31, 2026 and December 31, 2025, respectively, which are reflected in Accrued expenses and other current liabilities in the accompanying condensed consolidated balance sheets. See Note 2. Summary of Significant Accounting Policies to the Audited Consolidated Financial Statements included in the Form 10-K for details on the Company’s estimated useful lives for each major category of property and equipment.

The Company recorded depreciation expense on property and equipment of $82,711 and $82,629 for the three months ended March 31, 2026 and 2025, respectively, which is recognized in Depreciation and amortization in the accompanying condensed consolidated statements of operations.

SPHERE ENTERTAINMENT CO.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
(continued)

Note 7. Original Immersive Production Content
The Company’s deferred production content costs for its original immersive productions are included within Other non-current assets in the accompanying condensed consolidated balance sheets.
As of March 31, 2026 and December 31, 2025, total deferred immersive production content costs consisted of the following:

	As of
	March 31, 2026	December 31, 2025
Production content:
Released, less amortization	$126,827	$133,915
In-process	41,747	36,877
Total production content	$168,574	$170,792
The following table summarizes the Company’s amortization of production content costs, which are reported in Direct operating expenses in the accompanying condensed consolidated statements of operations for the three months ended March 31, 2026 and 2025 as follows:

	Three Months Ended
	March 31,
	2026	2025
Production content costs (a)	$11,058	$7,243
_________________
(a)    For purposes of amortization and impairment, each deferred immersive production content cost is classified based on its predominant monetization strategy. The Company’s current original immersive productions are monetized individually. Refer to Note 2. Summary of Significant Accounting Policies, Production Costs for the Company’s Original Immersive Productions, to the Audited Consolidated Financial Statements included in the Form 10-K for further explanation of the monetization strategy.
Note 8. Goodwill and Intangible Assets
The carrying amounts of goodwill as of March 31, 2026 were as follows:

	Sphere	MSG Networks	Consolidated
Goodwill	$46,864	$424,508	$471,372
Accumulated impairment losses	—	(126,600)	(126,600)
Balance at December 31, 2025	$46,864	$297,908	$344,772
Acquisitions	—	—	—
Impairments	—	—	—
Balance at March 31, 2026	$46,864	$297,908	$344,772
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
Based upon the results of the Company’s annual quantitative impairment test, the Company concluded that the carrying value of the MSG Networks reporting unit exceeded its estimated fair value as of the annual impairment testing date and recorded a non-cash goodwill impairment charge of $65,400 as a result of projected declines in the reporting unit’s business. No additional indicators of impairment were identified through March 31, 2026.

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
The Company’s intangible assets subject to amortization as of March 31, 2026 and December 31, 2025 were as follows:

	As of
	March 31, 2026			December 31, 2025
	Gross carrying amount	Accumulated amortization	Intangible assets, net	Gross carrying amount	Accumulated amortization	Intangible assets, net
Affiliate relationships	$83,044	$(73,700)	$9,344	$83,044	$(72,921)	$10,123
Technology	15,508	(5,945)	9,563	15,508	(5,169)	10,339
Trade name	2,032	(778)	1,254	2,032	(677)	1,355
Total	$100,584	$(80,423)	$20,161	$100,584	$(78,767)	$21,817
The Company recognized amortization expense on intangible assets of $1,656 and $1,600 for the three months ended March 31, 2026 and 2025, respectively, which is recorded in Depreciation and amortization in the accompanying condensed consolidated statements of operations.
Note 9. Commitments and Contingencies
Commitments
As of March 31, 2026, commitments of the Company in the normal course of business were as follows:

	Commitments
	2026 (Remainder)	2027	2028	2029	2030	Thereafter	Total
Sphere
Event-related commitments	$12,312	$15,000	$—	$—	$—	$—	$27,312
Letter of credit	916	—	—	—	—	—	916
Total Sphere Commitments	$13,228	$15,000	$—	$—	$—	$—	$28,228
MSG Networks
Broadcast rights	$150,596	$208,334	$201,493	$113,008	$26,262	$13,131	$712,824
Purchase commitments	21,244	17,149	4,085	559	—	—	43,037
Total MSG Networks Commitments	$171,840	$225,483	$205,578	$113,567	$26,262	$13,131	$755,861

Total Commitments	$185,068	$240,483	$205,578	$113,567	$26,262	$13,131	$784,089
See Note 11. Leases to the Audited Consolidated Financial Statements included in the Form 10-K for more information regarding the Company’s contractually obligated minimum lease payments for operating leases having an initial noncancelable term in excess of one year.

See Note 10. Credit Facilities and Convertible Notes for details of the principal repayments required under the Company’s various credit facilities.
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
On April 6, 2023, the parties to the MSG Networks Litigation reached an agreement in principle to settle the MSG Networks Litigation, without admitting liability, on the terms and conditions set forth in a binding term sheet, which was incorporated into a long-form settlement agreement (the “MSGN Settlement Agreement”) that was filed with the Court on May 18, 2023. The MSGN Settlement Agreement provided for, among other things, the final dismissal of the MSG Networks Litigation in exchange for a settlement payment to the plaintiffs and the class of approximately $48,500, of which approximately $28,000 has been paid by the Company and approximately $20,500 has been paid to the plaintiffs by insurers (who agreed to advance these costs subject to final resolution of the parties’ insurance coverage dispute). The MSGN Settlement Agreement was approved by the Court on August 14, 2023, which constituted the final judgment in the action. MSG Networks Inc. has a dispute with its insurers over whether and to what extent there is insurance coverage for the settlement (and has settled with one of the insurers). As of March 31, 2026 and December 31, 2025, approximately $18,000 has been accrued in Accrued expenses and other current liabilities (reduced from approximately $20,500 accrued as of March 31, 2024 in connection with the aforementioned settlement). Unless MSG Networks Inc. and the remaining insurers settle that insurance dispute, it is expected to be finally resolved in a pending Delaware insurance coverage action.
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

SPHERE ENTERTAINMENT CO.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
(continued)
Note 10. Credit Facilities and Convertible Notes
The following table summarizes the presentation of the outstanding balances under the Company’s credit agreements and convertible notes as of March 31, 2026 and December 31, 2025:

	As of
	March 31, 2026			December 31, 2025
	Principal	Unamortized Deferred Financing Costs	Net	Principal	Unamortized Deferred Financing Costs	Net
Current portion
MSG Networks term loan facility (a)	$57,690	$—	$57,690	$63,009	$—	$63,009
Current portion of long-term debt, net	$57,690	$—	$57,690	$63,009	$—	$63,009
_________________
(a)     The March 31, 2026 carrying amount of the MSG Networks term loan facility is calculated pursuant to the troubled debt restructuring guidance as further discussed below in this Note 10.

	As of
	March 31, 2026				December 31, 2025
	Principal	Debt Discount	Unamortized Deferred Financing Costs	Net	Principal	Debt Discount	Unamortized Deferred Financing Costs	Net
Non-current portion
MSG Networks term loan facility (a)	$227,162	$—	$—	$227,162	$240,695	$—	$—	$240,695
2026 LV Sphere Term Loan Facility	275,000	—	(3,779)	271,221	—	—	—	—
2022 LV Sphere Term Loan Facility	—	—	—	—	275,000	—	(2,151)	272,849
3.50% Convertible Senior Notes	258,750	(3,816)	(617)	254,317	258,750	(4,168)	(687)	253,895
Long-term debt, net	$760,912	$(3,816)	$(4,396)	$752,700	$774,445	$(4,168)	$(2,838)	$767,439
_________________
(a)     The March 31, 2026 carrying amount of the MSG Networks term loan facility is calculated pursuant to the troubled debt restructuring guidance, as further discussed below in this Note 10.
MSG Networks Credit Facilities
General. MSGN Holdings, L.P. (“MSGN L.P.”), MSGN Eden, LLC, an indirect wholly-owned subsidiary of the Company and the general partner of MSGN L.P. (“MSGN Eden”), Regional MSGN Holdings LLC, an indirect, wholly-owned subsidiary of the Company and the limited partner of MSGN L.P. (“Regional MSGN”), and certain subsidiaries of MSGN L.P. had senior secured credit facilities pursuant to a credit agreement (as amended and restated on October 11, 2019, and as further amended from time to time prior to June 27, 2025, the “Prior MSGN Credit Agreement”) consisting of: (i) an initial $1,100,000 term loan facility (the “Prior MSGN Term Loan Facility”) and (ii) a $250,000 revolving credit facility (together, the “Prior MSGN Credit Facilities”). The outstanding principal amount under the Prior MSGN Credit Agreement of $829,125 matured without repayment on October 11, 2024, and an event of default occurred pursuant to the Prior MSGN Credit Agreement due to MSGN L.P.’s failure to make payment on the outstanding principal amount on the maturity date.
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

Pursuant to the A&R MSGN Credit Agreement, the Prior MSGN Credit Facilities were replaced with a $210,000 term loan facility (the “MSGN Term Loan Facility”), which matures on December 31, 2029. The outstanding balance under the MSGN Term Loan Facility was $143,469 as of March 31, 2026.
Interest Rates. Borrowings under the A&R MSGN Credit Agreement bear interest at a rate per annum, which at the option of MSGN L.P., may be equal to either (i) adjusted Term SOFR (i.e., Term SOFR as defined in the A&R MSGN Credit Agreement, plus 0.10%) plus 5.00% or (ii) Alternate Base rate, as defined in the A&R MSGN Credit Agreement, plus 4.00%. Upon a payment default in respect of principal, interest or other amounts due and payable under the A&R MSGN Credit Agreement or related loan documents,

SPHERE ENTERTAINMENT CO.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
(continued)
default interest will accrue on all overdue amounts at an additional rate of 2.00% per annum. The interest rate on the MSGN Term Loan Facility as of March 31, 2026 was 8.77%.
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

Principal Repayments. Subject to customary notice and minimum amount conditions, MSGN L.P. may voluntarily prepay outstanding loans under the A&R MSGN Credit Agreement at any time, in whole or in part, without premium or penalty (except for customary breakage costs with respect to Term Benchmark (as defined in the A&R MSGN Credit Agreement) loans). The MSGN Term Loan Facility has a fixed amortization of $10,000 per quarter, which commenced on September 30, 2025. During the three months ended March 31, 2026, MSGN L.P. made a fixed amortization payment of $10,000. MSGN L.P. is required to make mandatory prepayments pursuant to a mandatory cash sweep, determined at the end of each fiscal quarter, that requires 100% of MSGN L.P.’s and the MSGN Subsidiary Guarantors’ excess balance sheet cash over certain thresholds (subject to certain exclusions) to be used to repay the principal amount outstanding. In April 2026, MSGN L.P. made a $17,837 mandatory cash sweep payment based on excess cash as of March 31, 2026. MSGN L.P. is further required to make mandatory prepayments in certain circumstances, including from the net cash proceeds of certain dispositions of assets or casualty insurance and/or condemnation awards (subject to a threshold below which payments are not required, as well as certain reinvestment, repair and replacement rights) and upon the incurrence of indebtedness (subject to certain exceptions).
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
2026 LV Sphere Facilities
General. On January 29, 2026, MSG LV entered into a credit agreement with JPMorgan Chase Bank, N.A., as Administrative Agent and L/C Issuer, and the lenders party thereto, which refinanced in full the 2022 LV Sphere Term Loan Facility (as defined and described below). The new credit agreement provides for (i) a $275,000 senior secured term loan facility (the “2026 LV Sphere Term Loan Facility”), the proceeds of which were used to refinance the 2022 LV Sphere Term Loan Facility, and (ii) a senior secured revolving credit facility in the maximum principal amount of $275,000 (the “2026 LV Sphere Revolving Credit Facility” and collectively, the “2026 LV Sphere Facilities”), the proceeds of which are available to be used for working capital and general corporate purposes, including distributions to Sphere Entertainment Group. All obligations under the 2026 LV Sphere Facilities are guaranteed by Sphere Entertainment Group. None of Sphere Entertainment Co., MSG Networks, MSGN L.P. or any of the subsidiaries of MSGN L.P. are parties to the 2026 LV Sphere Facilities. As a result of the partial repayment of the 2022 LV Sphere Term Loan Facility, the Company wrote off $2,071 of deferred financing costs during the quarter ended March 31, 2026, which is presented as a loss on extinguishment on the Company’s condensed consolidated statements of operations.

Financial Covenants. The 2026 LV Sphere Facilities include financial covenants requiring MSG LV to maintain a minimum debt service coverage ratio of 2.50:1.00 and a maximum total leverage ratio of 3.50:1.00. Both covenants are tested quarterly based on the four consecutive fiscal quarters of MSG LV then most recently ended. As of March 31, 2026, MSG LV was in compliance with the financial covenants of the 2026 LV Sphere Facilities.

Principal Repayments. The 2026 LV Sphere Facilities will mature on January 29, 2031. Commencing with the fiscal quarter ending March 31, 2028, the principal obligations under the 2026 LV Sphere Term Loan Facility will be subject to amortization payments of 5% per annum, paid in quarterly installments, with the remainder of the term loans due at maturity. Under certain circumstances, MSG LV is required to make mandatory prepayments on the loans, including prepayments in an amount equal to the net cash proceeds of casualty insurance and/or condemnation recoveries (subject to certain reinvestment, repair or replacement rights), subject to certain exceptions.
Interest Rates. Borrowings under the 2026 LV Sphere Facilities bear interest at a floating rate, which at the option of MSG LV may be either (i) Term SOFR (as defined in the 2026 LV Sphere Facilities) plus a margin that ranges from 2.50% to 3.00% based on MSG LV’s total leverage ratio or (ii) the Alternative Base Rate (as defined in the 2026 LV Sphere Facilities) plus a margin that ranges from 1.50% to 2.00% based on MSG LV’s total leverage ratio. The interest rate on the LV Sphere Term Loan Facility as of March 31, 2026 was 6.42%.
Guarantors and Collateral. All obligations under the 2026 LV Sphere Facilities are guaranteed by Sphere Entertainment Group. All obligations under the 2026 LV Sphere Facilities, including the guarantees of those obligations, are secured by all of the assets of MSG LV, including, but not limited to, MSG LV’s leasehold interest in the land on which the Sphere in Las Vegas is located and a pledge of the equity interests in MSG LV held directly by Sphere Entertainment Group.
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

SPHERE ENTERTAINMENT CO.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
(continued)
2022 LV Sphere Term Loan Facility
General. On December 22, 2022, MSG Las Vegas, LLC (“MSG LV”), an indirect, wholly-owned subsidiary of the Company, entered into a credit agreement with JP Morgan Chase Bank, N.A., as administrative agent and the lenders party thereto, providing for a five-year, $275,000 senior secured term loan facility (as amended, the “2022 LV Sphere Term Loan Facility”).
Interest Rates. Borrowings under the 2022 LV Sphere Term Loan Facility bore interest at a floating rate, which at the option of MSG LV may have been either (i) a base rate plus a margin of 3.375% per annum or (ii) adjusted Term SOFR (i.e., Term SOFR plus 0.10%) plus a margin of 4.375% per annum. The interest rate on the LV Sphere Term Loan Facility as of December 31, 2025 was 8.19%.
Principal Repayments. The 2022 LV Sphere Term Loan Facility would have matured on December 22, 2027.
Covenants. The 2022 LV Sphere Term Loan Facility and related guaranty by Sphere Entertainment Group included financial covenants requiring MSG LV to maintain a specified minimum debt service coverage ratio and requiring Sphere Entertainment Group to maintain a specified minimum liquidity level.
Guarantors and Collateral. All obligations under the 2022 LV Sphere Term Loan Facility were guaranteed by Sphere Entertainment Group. All obligations under the LV Sphere Term Loan Facility, including the guarantees of those obligations, were secured by all of the assets of MSG LV and certain assets of Sphere Entertainment Group including, but not limited to, MSG LV’s leasehold interest in the land on which Sphere in Las Vegas is located and a pledge of all of the equity interests held directly by Sphere Entertainment Group in MSG LV.
3.50% Convertible Senior Notes
On December 8, 2023, the Company completed a private unregistered offering of $258,750 in aggregate principal amount of its 3.50% Convertible Senior Notes due 2028 (the “3.50% Convertible Senior Notes”), which amount includes the full exercise of the initial purchasers’ option to purchase additional 3.50% Convertible Senior Notes. See Note 14. Credit Facilities and Convertible Notes to the Audited Consolidated Financial Statements included in the Form 10-K for details on the 3.50% Convertible Senior Notes.
Debt Maturities
Debt maturities over the next five years for the outstanding principal balance under the MSGN Term Loan Facility, 2026 LV Sphere Term Loan Facility and 3.50% Convertible Senior Notes as of March 31, 2026 were as follows:

	MSGN Term Loan Facility (a)	2026 LV Sphere Term Loan Facility	3.50% Convertible Senior Notes	Total
Year ending December 31, 2026	$47,837	$—	$—	$47,837
Year ending December 31, 2027	40,000	—	—	40,000
Year ending December 31, 2028	40,000	13,750	258,750	312,500
Year ending December 31, 2029	15,632	13,750	—	29,382
Year ending December 31, 2030	—	13,750	—	13,750
Thereafter	—	233,750	—	233,750
Total debt	$143,469	$275,000	$258,750	$677,219
_________________
(a)    The carrying amount of the MSGN Term Loan Facility, which is calculated by applying the troubled debt restructuring guidance as discussed above, was $284,852 as of March 31, 2026. Due to uncertainty in amounts payable and timing, Contingent Interest Units and undiscounted interest payments are excluded from the table above. Furthermore, the debt maturities shown above do not reflect potential acceleration from quarterly mandatory cash sweeps other than the quarterly cash flow sweep paid in April 2026.

SPHERE ENTERTAINMENT CO.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
(continued)
Interest payments and loan principal repayments made by the Company under the credit agreements and convertible notes for the three     months ended March 31, 2026 and 2025 were as follows:

	Interest Payments		Loan Principal Repayments
	Three Months Ended		Three Months Ended
	March 31,		March 31,
	2026	2025	2026	2025
MSG Networks term loan facility (a)	$3,383	$18,559	$15,468	$25,000
2026 LV Sphere Term Loan Facility	4,808	—	—	—
2022 LV Sphere Term Loan Facility	—	6,257	—	—
3.50% Convertible Senior Notes	—	—	—	—
Total Payments	$8,191	$24,816	$15,468	$25,000
_________________
(a)     As a result of the June 27, 2025 refinancing, the MSG Networks term loan facility is accounted for under the troubled debt restructuring guidance. For purposes of this disclosure and for comparability to prior periods, interest payments and principal payments are presented based on the contractual nature of the cash flows.
The carrying value and fair value of the Company’s debt recorded in the accompanying condensed consolidated balance sheets as of March 31, 2026 and December 31, 2025 were as follows:

	As of
	March 31, 2026		December 31, 2025
	Carrying Value (a)	Fair Value	Carrying Value (a)	Fair Value
Liabilities:
MSG Networks term loan facility (a)	$284,852	$137,013	$303,704	147,811
2026 LV Sphere Term Loan Facility	275,000	270,875	—	—
2022 LV Sphere Term Loan Facility	—	—	275,000	270,875
3.50% Convertible Senior Notes	254,934	872,686	254,582	711,097
Total debt	$814,786	$1,280,574	$833,286	$1,129,783
_________________
(a)    The total carrying value of the Company’s debt as of March 31, 2026 and December 31, 2025 is equal to the current and non-current principal payments for the Company’s debt, excluding unamortized deferred financing costs of $4,396 and $2,838, respectively.
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

The sponsorship of the Postretirement Plan covering Networks employees was retained by the Company while the postretirement plan covering MSG Entertainment employees was transferred to MSG Entertainment in connection with the MSGE Distribution. In addition, the liabilities associated with the postretirement plan for MSG Entertainment employees were transferred from the Company to MSG Entertainment in connection with the MSGE Distribution. See Note 15. Pension Plans and Other Postretirement Benefit Plan to the Audited Consolidated Financial Statements included in the Form 10-K for more information regarding these plans.

SPHERE ENTERTAINMENT CO.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
(continued)
Defined Benefit Pension Plans and Postretirement Benefit Plan
The following tables present components of net periodic benefit cost for the Pension Plans and Postretirement Plan included in the accompanying condensed consolidated statements of operations for the three months ended March 31, 2026 and 2025. Service cost is recorded in Direct operating expenses and Selling, general and administrative expenses. All other components of net periodic benefit cost are recorded in Other expense, net.

	Pension Plans		Postretirement Plan
	Three Months Ended		Three Months Ended
	March 31,		March 31,
	2026	2025	2026	2025
Service cost	$47	$48	$4	$4
Interest cost	486	494	22	24
Expected return on plan assets	(246)	(238)	—	—
Recognized actuarial loss	99	85	10	—
Net periodic benefit cost	$386	$389	$36	$28
Contributions for Qualified Defined Benefit Plans
The Company sponsors one non-contributory, qualified defined benefit pension plan covering certain of its union employees, the “Networks 1212 Plan.” During the three months ended March 31, 2026 and 2025, the Company did not contribute any amounts to the Networks 1212 Plan.
Defined Contribution Plans
The Company sponsors the MSGN Holdings, L.P. Excess Savings Plan and the Sphere Entertainment Excess Savings Plan, and participates in the Madison Square Garden 401(k) Savings Plan (collectively, the “Savings Plans”). Expenses related to the Savings Plans included in the accompanying condensed consolidated statements of operations were $1,614 and $1,596 for the three months ended March 31, 2026 and 2025, respectively.

Executive Deferred Compensation
See Note 15. Pension Plans and Other Postretirement Benefit Plan to the Company’s Audited Consolidated Financial Statements included in the Form 10-K for more information regarding the Company’s Executive Deferred Compensation Plan (the “Executive Deferred Compensation Plan”). The Company recorded compensation expense of $34 and $21 for the three months ended March 31, 2026 and 2025, respectively, within Selling, general and administrative expenses in the accompanying condensed consolidated statements of operations to reflect the remeasurement of the Executive Deferred Compensation Plan liability. In addition, the Company recorded a gain of $34 and $21 for the three months ended March 31, 2026 and 2025, respectively, within Other expense, net in the accompanying condensed consolidated statements of operations to reflect remeasurement of the fair value of assets under the Executive Deferred Compensation Plan.

The following table summarizes amounts recognized related to the Executive Deferred Compensation Plan in the accompanying condensed consolidated balance sheets:

	As of
	March 31, 2026	December 31, 2025
Non-current assets (included in Investments)	$3,749	$3,669
Non-current liabilities (included in Other non-current liabilities)	$(3,770)	$(3,680)
Note 12. Share-based Compensation
The Company has three share-based compensation plans: the 2020 Employee Stock Plan, the 2020 Stock Plan for Non-Employee Directors and the MSG Networks Inc. 2010 Employee Stock Plan, in each case as amended from time to time. See Note 16. Share-based Compensation to the Audited Consolidated Financial Statements included in the Form 10-K for more detail on these plans.
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

SPHERE ENTERTAINMENT CO.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
(continued)
The following table summarizes the Company’s share-based compensation expense:

	Three Months Ended
	March 31,
	2026	2025
Share-based compensation (a)	$23,735	$21,421
Fair value of awards vested	$11,614	$2,612
_________________
(a)    Share-based compensation excludes costs that have been capitalized of $90 and $326 for the three months ended March 31, 2026 and 2025, respectively.
As of March 31, 2026, there was $98,318 of unrecognized compensation cost related to unvested RSUs, PSUs, stock options and SARs held by the Company’s employees. The cost is expected to be recognized over a weighted-average period of approximately 1.9 years.
For the three months ended March 31, 2026 and 2025, all RSUs, PSUs and stock options were excluded from the calculation of diluted loss per share because the Company reported a net loss attributable to Sphere Entertainment Co.’s stockholders for the periods and, therefore, their impact on reported loss per share would have been anti-dilutive.
Award Activity
RSUs
During the three months ended March 31, 2026, approximately 145 RSUs were granted, and approximately 107 RSUs vested.
PSUs
During the three months ended March 31, 2026, approximately 120 PSUs were granted, and approximately 3 PSUs vested.
Stock options
During the three months ended March 31, 2026, there were no stock options granted or vested and approximately 279 options were exercised.
Note 13. Stockholders’ Equity
Preferred Stock
The Company is authorized to issue 15,000 shares of preferred stock, par value $0.01. As of March 31, 2026 and December 31, 2025, no shares of preferred stock were outstanding.
Stock Repurchase Program
On March 31, 2020, the Company’s Board of Directors authorized a share repurchase program to repurchase up to $350,000 of the Company’s Class A Common Stock. The program was re-authorized by the Company’s Board of Directors on March 29, 2023. Under the authorization, shares of Class A Common Stock may be purchased from time to time in open market or private transactions, block trades or such other manner as the Company may determine, in accordance with applicable insider trading and other securities laws and regulations. The timing and amount of purchases will depend on market conditions and other factors. During the three months ended March 31, 2026, the Company did not engage in any share repurchase activities under its share repurchase program. As of March 31, 2026, the Company had approximately $300,000 remaining available for repurchases of the Company’s Class A Common Stock.
Accumulated Other Comprehensive Loss
The following tables detail the components of accumulated other comprehensive loss:

SPHERE ENTERTAINMENT CO.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
(continued)

	Pension Plans and Postretirement Plan	Cumulative Translation Adjustments	Accumulated Other Comprehensive Loss
Balance as of December 31, 2025	$(6,854)	$6,072	$(782)
Other comprehensive loss:
Other comprehensive loss before reclassifications	—	(111)	(111)
Amounts reclassified from accumulated other comprehensive loss (a)	(372)	—	(372)
Income tax benefit	96	28	124
Other comprehensive loss, total	(276)	(83)	(359)
Balance as of March 31, 2026	$(7,130)	$5,989	$(1,141)

	Pension Plans and Postretirement Plan	Cumulative Translation Adjustments	Accumulated Other Comprehensive Loss
Balance as of December 31, 2024	$(5,877)	$(1,631)	$(7,508)
Other comprehensive (loss) income:
Other comprehensive income before reclassifications	—	1,941	1,941
Amounts reclassified from accumulated other comprehensive loss (a)	(233)	—	(233)
Income tax benefit	62	215	277
Other comprehensive (loss) income, total	(171)	2,156	1,985
Balance as of March 31, 2025	$(6,048)	$525	$(5,523)
_________________
(a)    Amounts reclassified from accumulated other comprehensive loss represent the amortization of net actuarial loss and net unrecognized prior service credit included in net periodic benefit cost, which is reflected under Other expense, net in the accompanying condensed consolidated statements of operations (see Note 11. Pension Plans and Other Postretirement Benefit Plan).
Note 14. Related Party Transactions
As of March 31, 2026, certain members of the Dolan family, including certain trusts for the benefit of members of the Dolan family (collectively, the “Dolan Family Group”), collectively beneficially owned 100% of the Company’s outstanding Class B Common Stock, par value $0.01 per share (“Class B Common Stock”) and approximately 6.3% of the Company’s outstanding Class A Common Stock (inclusive of options exercisable within 60 days after March 31, 2026) for purposes of Section 13(d) of the Securities Exchange Act of 1934, as amended. Such shares of the Company’s Class A Common Stock and Class B Common Stock, collectively, represent approximately 72.1% of the aggregate voting power of the Company’s outstanding common stock. Members of the Dolan family are also the controlling stockholders of MSG Entertainment, Madison Square Garden Sports Corp. (“MSG Sports”) and AMC Global Media Inc. (formerly AMC Networks Inc., “AMC Networks”).
See Note 19. Related Party Transactions, to the Audited Consolidated Financial Statements included in the Form 10-K for a description of the Company’s related party arrangements. There were no material changes in such related party arrangements during the three months ended March 31, 2026.
Accrued liabilities associated with other equity method investment nonconsolidated affiliates were $18,204 as of March 31, 2026 and December 31, 2025, and are reported under Accrued expenses and other current liabilities in the accompanying condensed consolidated balance sheets.

SPHERE ENTERTAINMENT CO.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
(continued)
Revenues and Operating Expenses
The following table summarizes the composition and amounts of the transactions with the Company’s related parties. These amounts are reflected in revenues and operating expenses in the accompanying condensed consolidated statements of operations for the three months ended March 31, 2026 and 2025:

	Three Months Ended
	March 31,
	2026	2025
Revenues	$1,342	$1,284
Operating expenses:
Media fees	34,271	44,943
Corporate general and administrative expenses, net - MSG Entertainment Services Agreement	16,463	17,334
Origination, master control and technical services	1,184	1,161
Other operating expenses, net (a)	4,019	3,480
Total operating expenses, net (b)	$55,937	$66,918
_________________
(a)    Other operating expenses, net, includes reimbursements to MSG Entertainment for aircraft-related expenses, professional and payroll fees, and CPC commissions, as well as AMC Global Media consulting service fees.
(b)    Of the total operating expenses, net $35,447 and $46,287 for the three months ended March 31, 2026 and 2025, respectively, are included in Direct operating expenses in the accompanying condensed consolidated statements of operations. Of the total operating expenses, net, $20,491 and $20,631 for the three months ended March 31, 2026 and 2025, respectively, are included in Selling, general and administrative expenses in the accompanying condensed consolidated statements of operations.
Note 15. Segment Information
As of March 31, 2026, the Company was comprised of two reportable segments: Sphere and MSG Networks. The Company takes into account whether two or more operating segments can be aggregated together as one reportable segment as well as the type of discrete financial information that is available and regularly reviewed by its Chief Operating Decision Maker (“CODM”). The CODM is the Company’s Executive Chairman and Chief Executive Officer.
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

SPHERE ENTERTAINMENT CO.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
(continued)
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
Information as to the operations of the Company’s reportable segments is set forth below.

	Three Months Ended
	March 31, 2026
	Sphere	MSG Networks	Total
Revenues	$265,965	$120,447	$386,412
Operating expenses:
Event-related expenses (a)	94,426	—	94,426
Rights fee expense	—	50,646	50,646
Network programming and production costs	—	19,775	19,775
Other direct operating expenses (a)	4,800	—	4,800
Overhead expenses(b)	106,596	15,107	121,703
Other segment expenses(c)	85,026	2,834	87,860
Operating (loss) income	$(24,883)	$32,085	$7,202
Other income (expense):
Loss on extinguishment of debt			(2,071)
Interest income			3,951
Interest expense			(8,039)
Other expense, net			(1,424)
Loss from operations before income taxes			$(381)
Reconciliation of operating (loss) income to adjusted operating income:
Operating (loss) income	$(24,883)	$32,085	$7,202
Adjustments:
Share-based compensation expense	13,143	767	13,910
Depreciation and amortization	82,274	2,093	84,367
Restructuring charges	2,673	741	3,414
Impairment and other losses, net	79	—	79
Merger, debt work-out, and acquisition related costs, net of insurance recoveries	87	—	87
Amortization for capitalized cloud computing arrangement costs	917	—	917
Adjusted operating income	$74,290	$35,686	$109,976

SPHERE ENTERTAINMENT CO.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
(continued)

	Three Months Ended
	March 31, 2025
	Sphere	MSG Networks	Total
Revenues	$157,545	$123,029	$280,574
Operating expenses:
Event-related expenses (a)	62,497	—	62,497
Rights fee expense	—	67,146	67,146
Network programming and production costs	—	20,641	20,641
Other direct operating expenses (a)	8,039	—	8,039
Overhead expenses(b)	96,404	17,865	114,269
Other segment expenses(c)	84,367	2,224	86,591
Operating (loss) income	$(93,762)	$15,153	$(78,609)
Other income (expense):
Interest income			3,878
Interest expense			(26,206)
Other expense, net			(1,340)
Loss from operations before income taxes			$(102,277)
Reconciliation of operating (loss) income to adjusted operating income:
Operating (loss) income	$(93,762)	$15,153	$(78,609)
Adjustments:
Share-based compensation expense	19,954	1,641	21,595
Depreciation and amortization	82,005	2,224	84,229
Restructuring charges	1,841	—	1,841
Impairment and other losses, net	521	—	521
Merger, debt work-out, and acquisition related costs, net of insurance recoveries	988	3,803	4,791
Amortization for capitalized cloud computing arrangement costs	1,579	—	1,579
Remeasurement of deferred compensation plan liabilities	21	—	21
Adjusted operating income	$13,147	$22,821	$35,968
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
Concentration of Risk
Accounts receivable, net in the accompanying condensed consolidated balance sheets as of March 31, 2026 and December 31, 2025 include amounts due from the following individual customers, which accounted for the noted percentages of the gross balance:

	As of
	March 31, 2026	December 31, 2025
Customer A	11%	11%
Customer B	8%	9%
Customer C	7%	8%

SPHERE ENTERTAINMENT CO.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
(continued)
Revenues in the accompanying condensed consolidated statements of operations for the three months ended March 31, 2026 and 2025 include amounts from the following individual customers, derived from the MSG Networks segment, which accounted for the noted percentages of the total:

	Three Months Ended
	March 31,
	2026	2025
Customer 1	8%	11%
Customer 2	5%	—%
Customer 3	5%	8%
Note 16. Additional Financial Information
The following table provides a summary of the amounts recorded as cash, cash equivalents and restricted cash.

	As of
	March 31, 2026	December 31, 2025
Cash and cash equivalents	$629,108	$507,776
Restricted cash	1,043	13,488
Total cash, cash equivalents and restricted cash	$630,151	$521,264
The Company’s cash equivalents consist of money market accounts, time deposits and U.S. treasury bills of $604,525 and $99,433 as of March 31, 2026 and December 31, 2025, respectively. Cash, cash equivalents, and restricted cash are measured at fair value within Level I of the fair value hierarchy on a recurring basis using observable inputs that reflect quoted prices for identical assets in active markets. The Company’s restricted cash includes cash deposited in escrow accounts. The Company has deposited cash in interest-bearing escrow accounts related to collateral for its operating leases, and general liability insurance obligations.
Prepaid expenses and other current assets consisted of the following:

	As of
	March 31, 2026	December 31, 2025
Prepaid expenses	$26,370	$38,543
Other receivables	7,301	10,839
Inventory	18,342	14,453
Deferred costs, current	9,872	17,627
Other	9,770	11,362
Total prepaid expenses and other current assets	$71,655	$92,824
Accrued expenses and other current liabilities consisted of the following:

	As of
	March 31, 2026	December 31, 2025
Accrued payroll and employee related liabilities	$33,687	$63,542
Cash due to promoters	187,414	163,499
Capital expenditure accruals	127,512	130,061
Accrued legal fees	20,031	19,361
Other accrued expenses	58,416	55,014
Total Accrued expenses and other current liabilities	$427,060	$431,477
Income Taxes
During the three months ended March 31, 2026 and 2025, the Company made income tax payments, net of refunds, of $882 and $627, respectively.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations
All dollar amounts included in the following Management’s Discussion and Analysis of Financial Condition and Results of Operations (“MD&A”) are presented in thousands, except as otherwise noted.
This MD&A contains forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. In this MD&A, there are statements concerning the future operating and future financial performance of Sphere Entertainment Co. and its direct and indirect subsidiaries (collectively, “we,” “us,” “our,” “Sphere Entertainment,” or the “Company”), including (i) the success of Sphere and The Sphere Experience and development of new immersive productions content, (ii) our plans to bring Sphere to Abu Dhabi, United Arab Emirates, under a franchise model, and to National Harbor, Maryland, (iii) our ability to reduce or defer certain discretionary capital projects, (iv) our plans for possible additional debt financing, and (v) MSG Networks subscriber declines. Words such as “expects,” “anticipates,” “believes,” “estimates,” “may,” “will,” “should,” “could,” “potential,” “continue,” “intends,” “plans,” and similar words and terms used in the discussion of future operating and future financial performance identify forward-looking statements. Investors are cautioned that such forward-looking statements are not guarantees of future performance, results or events and involve risks and uncertainties and that actual results or developments may differ materially from the forward-looking statements as a result of various factors. Factors that may cause such differences to occur include, but are not limited to:
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
•the popularity of The Sphere Experience, as well as our ability to continue to attract brands, advertisers and marketing partners, audiences to attend, and artists, entertainers and athletes to perform at, residencies, concerts and other events at Sphere in Las Vegas and other future Sphere venues;
•the successful development of The Sphere Experience and related original immersive productions and the investments associated with such development, as well as investment in personnel, content and technology for Sphere;
•our ability to successfully provide design, construction and pre- and post-opening services to Sphere partners, including the Department of Culture and Tourism – Abu Dhabi (“DCT Abu Dhabi”) in connection with Sphere Abu DhabiTM;
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
•geopolitical risks, including the direct and indirect impacts of foreign wars and conflicts, including the conflict with Iran and related unrest in the Middle East, on international, domestic and local economies;
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

•our ability to successfully execute MSG Networks’ strategy for its direct-to-consumer (“DTC”) and authenticated streaming offering, MSG+ (which is included in the Gotham Sports streaming product), the success of such offering and our ability to adapt to new content distribution platforms or changes in consumer behavior resulting from emerging technologies;
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
•the tax-free treatment of the distribution of Madison Square Garden Entertainment Corp. (“MSG Entertainment”) from the Company in 2023 and the distribution from Madison Square Garden Sports Corp. (“MSG Sports”) in 2020; and
•the additional factors described under “Risk Factors” included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2025 filed with the Securities and Exchange Commission (the “SEC”) on February 12, 2026 (the “Form 10-K”).
These forward-looking statements are subject to a number of risks, uncertainties and assumptions, including those described in “Risk Factors” in the Form 10-K. Moreover, we operate in a very competitive and rapidly changing environment. New risks emerge from time to time. It is not possible for our management to predict all risks, nor can we assess the impact of all factors on our business or the extent to which any factor, or combination of factors, may cause actual results to differ materially from those contained in any forward-looking statements we may make. In light of these risks, uncertainties and assumptions, the forward-looking events and circumstances discussed in this Form 10-Q may not occur and actual results could differ materially and adversely from those anticipated or implied in the forward-looking statements.
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
Introduction
This MD&A is provided as a supplement to, and should be read in conjunction with, the Company’s unaudited condensed consolidated financial statements (the “financial statements”) and accompanying notes thereto included in “— Item 1. Financial Statements” of this Form 10-Q, as well as the Company’s audited consolidated financial statements and notes thereto as of and for the period ended December 31, 2025 (the “Audited Consolidated Financial Statements”) included in the Form 10-K to help provide an understanding of our financial condition, changes in financial condition and results of operations. The Company was originally organized under the laws of the State of Delaware and, on June 4, 2025, redomesticated to the State of Nevada by conversion. The Company conducts substantially all of its business activities presented in the financial statements through Sphere Entertainment Group, LLC (“Sphere Entertainment Group”) and MSG Networks Inc. (together with its subsidiaries, “MSG Networks”), and each of their direct and indirect subsidiaries.
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
MSG Networks: This segment is comprised of the Company’s regional sports and entertainment networks, MSG Network and MSG Sportsnet, as well as its DTC and authenticated streaming offering, MSG+ (which is included in the Gotham Sports streaming product). MSG Networks serves the New York designated market area, as well as other portions of New York, New Jersey, Connecticut and Pennsylvania and features a wide range of sports content, including exclusive live local games and other programming of the New York Knicks of the NBA and the New York Rangers, New York Islanders, New Jersey Devils and Buffalo Sabres of the NHL, as well as significant coverage of the New York Giants and the Buffalo Bills of the National Football League.
Our MD&A is organized as follows:
Results of Operations. This section provides an analysis of our unaudited results of operations for the three months ended March 31, 2026 and 2025 on both a (i) consolidated basis and (ii) segment basis.
Liquidity and Capital Resources. This section provides a discussion of our financial condition and liquidity, an analysis of our cash flows for the three months ended March 31, 2026 and 2025, as well as certain contractual obligations and off-balance sheet arrangements.
Seasonality of Our Business. This section discusses the seasonal performance of our business.
Recently Issued Accounting Pronouncements and Critical Accounting Policies. This section discusses accounting pronouncements that have been adopted by the Company, recently issued accounting pronouncements not yet adopted by the Company, as well as the results of the Company’s impairment testing of goodwill. This section should be read together with our critical accounting policies, which are discussed in the Form 10-K under “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations — Recently Issued Accounting Pronouncements and Critical Accounting Estimates” and in the notes to the Audited Consolidated Financial Statements included therein.
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
Our Company’s future performance is dependent in part on general economic conditions and the effect of these conditions on our customers. Weak economic conditions may lead to lower tourism and lower demand for our entertainment offerings (including The Sphere Experience) and programming content, which would also negatively affect concession and merchandise sales, and could lead to lower levels of advertising, sponsorship and venue signage. Recent developments relating to geopolitical events, including, foreign wars and conflicts, as well as tariffs, have intensified concerns over the global macroeconomic environment, which has resulted in a rise in volatility across financial markets and concerns over the prospect of a U.S. recession. These conditions may also affect the number of immersive productions, concerts, residencies and other events that take place in the future. An economic downturn could adversely affect our business and results of operations. The Company continues to explore additional opportunities to expand our presence in the entertainment industry, both domestically and internationally. Any new investment may not initially contribute to operating income, but is intended to contribute to the success of the Company over time. Our results will also be affected by investments in, and the success of, new immersive productions.

Condensed Consolidated Results of Operations
Comparison of the Three Months Ended March 31, 2026 versus the Three Months Ended March 31, 2025
The tables below set forth, for the periods presented, certain historical financial information.

	Three Months Ended
	March 31,		Change
	2026	2025	Amount	Percentage
Revenues	$386,412	$280,574	$105,838	38%
Operating expenses:
Direct operating expenses	169,647	158,323	11,324	7%
Selling, general and administrative expenses	121703	114,269	7,434	7%
Depreciation and amortization	84,367	84,229	138	—%
Impairments and other losses, net	79	521	(442)	(85)%
Restructuring charges	3,414	1,841	1,573	85%
Operating income (loss)	7,202	(78,609)	85,811	NM
Other income (expense):
Loss on extinguishment of debt	(2,071)	—	(2,071)	NM
Interest income	3,951	3,878	73	2%
Interest expense	(8,039)	(26,206)	18,167	(69)%
Other expense, net	(1,424)	(1,340)	(84)	6%
Loss from continuing operations before income taxes	(381)	(102,277)	101,896	(100)%
Income tax benefit	4,841	20,323	(15,482)	(76)%
Net income (loss)	$4,460	$(81,954)	86,414	(105)%
Less: Net income attributable to participating securities	6,053	—	6,053	NM
Net loss attributable to Sphere Entertainment Co.’s stockholders	$(1,593)	$(81,954)	$80,361	(98)%
_________________
NM — Absolute percentages greater than 200% and comparisons from positive to negative values or to zero values are considered not meaningful.

The following is a summary of changes in our segments’ operating results for the three months ended March 31, 2026 as compared to the three months ended March 31, 2025, which are discussed below under “—Business Segment Results.”

	Three Months Ended
	March 31, 2026
Changes attributable to	Revenues	Direct operating expenses	Selling, general and administrative expenses	Depreciation and amortization	Impairments and other losses, net	Restructuring charges	Operating income (loss)
Sphere segment	$108,420	$28,690	$10,192	$269	$(442)	$832	$68,879
MSG Networks segment	(2,582)	(17,366)	(2,758)	(131)	—	741	16,932
	$105,838	$11,324	$7,434	$138	$(442)	$1,573	$85,811
Depreciation and amortization
For the three months ended March 31, 2026, depreciation and amortization increased $138 as compared to the prior year period due to the increase in total property and equipment, gross in 2026 as compared to 2025.
Impairments and other losses, net
During the three months ended March 31, 2026, the Company recognized impairments and other losses, net of $79. During the three months ended March 31, 2025, the Company recognized impairments and other losses, net of $521 relating to fixed assets at Sphere Las Vegas that were removed from the venue and were impaired.
Restructuring charges
For the three months ended March 31, 2026, the Company recorded restructuring charges of $3,414, as compared to restructuring charges of $1,841 in the three months ended March 31, 2025, respectively, primarily related to termination benefits provided as part of a voluntary exit program the Company implemented during the period.
Loss on extinguishment of debt
For the three months ended March 31, 2026, the Company recorded a loss on extinguishment of debt of $2,071, related to the write-off of deferred financing costs in connection with the partial repayment of its 2022 LV Term Loan Facility.
Interest income
For the three months ended March 31, 2026, interest income increased $73 as compared to the prior year period, primarily due to higher average cash and cash equivalent balances.
Interest expense
For the three months ended March 31, 2026, interest expense decreased $18,167 as compared to the prior year period primarily due to (i) a reduction in the average outstanding principal balance of the MSGN Term Loan Facility as compared to the prior year period and (ii) the application of troubled debt restructuring for interest expense recognition for the MSGN Term Loan Facility as described in Note 10. Credit Facilities and Convertible Notes to the condensed consolidated financial statements included in “— Item 1. Financial Statements” of this Form 10-Q.
Other expense, net
For the three months ended March 31, 2026, other expense, net increased $84 as compared to the prior year period, primarily due to smaller losses on equity method investments and foreign exchange.
Income tax expense
In general, the Company is required to use an estimated annual effective tax rate to measure the tax benefit or expense recognized in an interim period. The estimated annual effective tax rate is revised on a quarterly basis.

Income tax benefit for the three months ended March 31, 2026 of $4,841 reflects an effective tax rate of 1,271%. The estimated annual effective tax rate exceeds the statutory federal tax rate of 21% primarily due to excess tax benefit related to shared-based compensation.

Income tax benefit for the three months ended March 31, 2025 of $20,323 reflects an effective tax rate of 20%. The estimated annual effective tax rate is lower than the statutory federal tax rate of 21% primarily due to income tax expense related to nondeductible officer’s compensation, partially offset by income tax benefit from state and local taxes.
Adjusted operating income
The following is a reconciliation of operating income (loss) to adjusted operating income (as defined in Note 15. Segment Information to the condensed consolidated financial statements included in “— Item 1. Financial Statements” of this Form 10-Q) for the three months ended March 31, 2026 as compared to the prior year period:

	Three Months Ended
	March 31,		Change
	2026	2025	Amount	Percentage
Operating income (loss)	$7,202	$(78,609)	$85,811	(109)%
Share-based compensation	13,910	21,595	(7,685)	(36)%
Depreciation and amortization	84,367	84,229	138	—%
Restructuring charges	3,414	1,841	1,573	85%
Impairments and other losses, net	79	521	(442)	(85)%
Merger, debt work-out, and acquisition-related costs, including merger-related litigation expenses, net of insurance recoveries	87	4,791	(4,704)	(98)%
Amortization for capitalized cloud computing arrangement costs	917	1,579	(662)	(42)%
Remeasurement of deferred compensation plan liabilities	—	21	(21)	(100)%
Adjusted operating income	$109,976	$35,968	$74,008	NM
________________

NM — Absolute percentages greater than 200% and comparisons from positive to negative values or to zero values are considered not meaningful.
Adjusted operating income for the three months ended March 31, 2026 increased $74,008 as compared to the prior year period adjusted operating income of $109,976. The changes in adjusted operating income were attributable to the Company’s segments as follows:

Three Months Ended
Changes attributable to	March 31, 2026
Sphere segment	$61,143
MSG Networks segment	12,865
$74,008
For a discussion of these variances, see “—Business Segment Results” below.

Business Segment Results
Sphere
The tables below set forth, for the periods presented, certain historical financial information and a reconciliation of operating loss to adjusted operating income for the Company’s Sphere segment.

	Three Months Ended
	March 31,		Change
	2026	2025	Amount	Percentage
Revenues	$265,965	$157,545	$108,420	69%
Operating expenses:
Direct operating expenses	99,226	70,536	28,690	41%
Selling, general and administrative expenses	106,596	96,404	10,192	11%
Depreciation and amortization	82,274	82,005	269	—%
Impairments and other losses, net	79	521	(442)	(85)%
Restructuring charges	2,673	1,841	832	45%
Operating loss	$(24,883)	$(93,762)	$68,879	(73)%
Reconciliation to adjusted operating income:
Share-based compensation	13,143	19,954	(6,811)	(34)%
Depreciation and amortization	82,274	82,005	269	NM
Restructuring charges	2,673	1,841	832	45%
Impairments and other losses, net	79	521	(442)	(85)%
Merger, debt work-out, and acquisition-related costs, including merger-related litigation expenses, net of insurance recoveries	87	988	(901)	(91)%
Amortization for capitalized cloud computing arrangement costs	917	1,579	(662)	(42)%
Remeasurement of deferred compensation plan liabilities	—	21	(21)	(100)%
Adjusted operating income	$74,290	$13,147	$61,143	NM
________________
NM — Absolute percentages greater than 200% and comparisons from positive to negative values or to zero values are considered not meaningful.

Revenues
For the three months ended March 31, 2026, revenues increased $108,420 as compared to the prior year period. The change in revenues was attributable to the following:

Three Months Ended
March 31, 2026
Increase in revenues for The Sphere Experience	$81,673
Increase in event-related revenues	24,430
Increase in revenues from sponsorship, signage, Exosphere advertising and suite license fee revenues	1,595
Other net increases	722
$108,420
For the three months ended March 31, 2026, the increase in revenues for The Sphere Experience primarily reflects higher average per-show revenue due to the impact of The Wizard of Oz at Sphere, which debuted on August 28, 2025. In the current year period, The Sphere Experience reflected 209 performances of The Wizard of Oz at Sphere (which generated per-show revenue of approximately $746). In the prior year period, The Sphere Experience reflected 200 total performances, comprised of 166 performances of Postcard From Earth and 34 performances of V-U2 An Immersive Concert Film (with generated a combined per-show revenue of approximately $371).
For the three months ended March 31, 2026, the increase in event-related revenues reflects (i) higher revenues from brand events, due to the impact of one additional brand event held during the three months ended March 31, 2026 and higher per-event revenues, and (ii) higher revenues from concerts, primarily due to six additional concert residency shows held at Sphere in Las Vegas during the period.
For the three months ended March 31, 2026, the increase in revenues from sponsorship, signage, Exosphere advertising and suite license fees primarily reflects higher sponsorship revenues (due to increased sales of existing sponsorship inventory) and suite license fee revenues.
Direct operating expenses
For the three months ended March 31, 2026, direct operating expenses increased by $28,690 as compared to the prior year period. The change in direct operating expenses was attributable to the following:

Three Months Ended
March 31, 2026
Increase in direct operating expenses for The Sphere Experience	$18,126
Increase in event-related direct operating expenses	10,778
Increase in venue operating expenses	3,026
Decrease in Holoplot expenses	(1,942)
Decrease in expenses from sponsorship, signage, Exosphere advertising, and suite license fees	(1,003)
Other net decreases	(295)
$28,690
For the three months ended March 31, 2026, the increase in direct operating expenses for The Sphere Experience was primarily due to higher per-show expenses, primarily due to the impact of The Wizard of Oz at Sphere, which debuted on August 28, 2025. In the current year period, The Sphere Experience reflected 209 performances of The Wizard of Oz at Sphere (which incurred per-show direct operating expenses of approximately $213). In the prior year period, The Sphere Experience reflected 200 total performances, comprised of 166 performances of Postcard From Earth and 34 performances of V-U2 An Immersive Concert Film (with incurred combined per-show direct operating expenses of approximately $130).
For the three months ended March 31, 2026, the increase in event-related direct operating expenses reflects (i) higher expenses from brand events, due to an increase in per-event expenses and the impact of one additional brand event held during the current year period, and (ii) higher expenses from concerts, primarily due to an increase in the number of concert residency shows held at Sphere in Las Vegas as compared to the prior year period, partially offset by lower per-concert expenses.
For the three months ended March 31, 2026, the increase in venue operating expenses was primarily related to an increase in employee compensation and benefits and repairs and maintenance expenses.

Selling, general and administrative expenses
For the three months ended March 31, 2026, selling, general, and administrative expenses increased $10,192 as compared to the prior year period, primarily due to the impact of mark-to-market adjustments on certain share-based compensation awards as a result of the Company’s stock price appreciation during the period.
Impairments and other losses, net
During the three months ended March 31, 2026, the Company recognized Impairments and other losses, net of $79. During the three months ended March 31, 2025, the Company recognized Impairments and other losses, net of $521 relating to fixed assets at Sphere Las Vegas that were removed from the venue and were impaired.
Depreciation and amortization
For the three months ended March 31, 2026, depreciation and amortization increased $269 as compared to the prior year period primarily due to the increase in total property and equipment, gross.
Restructuring charges
For the three months ended March 31, 2026, the Company recognized restructuring charges of $2,673 as compared to restructuring charges of $1,841 for the three months ended March 31, 2025, primarily due to termination benefits provided as part of a voluntary exit program the Company implemented during the three months ended March 31, 2026.
Operating loss
For the three months ended March 31, 2026, operating loss improved by $68,879 as compared to the prior year period, primarily due to an increase in revenue, offset by an increase in direct operating expenses and selling, general and administrative expenses.
Adjusted operating income
For the three months ended March 31, 2026, adjusted operating income improved by $61,143 as compared to the prior year period, primarily due to an increase in revenue, partially offset by an increase in direct operating expenses and selling, general and administrative expenses.
MSG Networks
The tables below set forth, for the periods presented, certain historical financial information and a reconciliation of operating income to adjusted operating income for the Company’s MSG Networks segment.

	Three Months Ended
	March 31,		Change
	2026	2025	Amount	Percentage
Revenues	$120,447	$123,029	$(2,582)	(2)%
Operating expenses:
Direct operating expenses	70,421	87,787	(17,366)	(20)%
Selling, general and administrative expenses	15,107	17,865	(2,758)	(15)%
Depreciation and amortization	2,093	2,224	(131)	(6)%
Restructuring charges	741	—	741	NM
Operating income	$32,085	$15,153	$16,932	112%
Reconciliation to adjusted operating income:
Share-based compensation	767	1,641	(874)	(53)%
Depreciation and amortization	2,093	2,224	(131)	(6)%
Restructuring charges	741	—	741	NM
Merger, debt work-out, and acquisition-related costs, including merger-related litigation expenses, net of insurance recoveries	—	3,803	(3,803)	(100)%
Adjusted operating income	$35,686	$22,821	$12,865	56%
________________
NM — Absolute percentages greater than 200% and comparisons from positive to negative values or to zero values are considered not meaningful.

Revenues
For the three months ended March 31, 2026, revenues decreased $2,582, as compared to the prior year period. The change in revenues was attributable to the following:

Three Months Ended
March 31, 2026
Decrease in advertising revenue	$(4,896)
Increase in distribution revenue	1,773
Other net increases	541
$(2,582)
For the three months ended March 31, 2026, advertising revenue decreased $4,896 primarily due to a lower number of live regular season professional sports telecasts.

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

For the three months ended March 31, 2026, distribution revenue increased $1,773, primarily due to the absence of revenues from Altice during the non-carriage period in the prior year period, partially offset by a decrease in total subscribers of approximately 16.0% (excluding the impact of the Altice non-carriage period in the prior year period).

Direct operating expenses
For the three months ended March 31, 2026, direct operating expenses decreased by $17,366 as compared to the prior year period. The change in direct operating expenses was attributable to the following:

Three Months Ended
March 31, 2026
Decrease in rights fees expense	$(16,500)
Decrease in other programming and production content costs	(866)
$(17,366)
On June 27, 2025, MSG Networks completed the restructuring of its credit facilities and amended certain of its media rights agreements to, among other things, effect a reduction in the annual media rights fees payable under such agreements effective as of January 1, 2025, discussed in further detail in Note 10. Credit Facilities and Convertible Notes and Note 14. Related Party Transactions to the condensed consolidated financial statements included in Part I of this Form 10-Q. For the three months ended March 31, 2026, rights fees expense decreased by $16,500, primarily reflecting reductions in media rights fees for certain professional sports teams as a result of such amendments. Although the reductions in media rights fees for the certain professional sports teams were effective as of January 1, 2025, the media rights fees recorded in the three months ended March 31, 2025 were not impacted by those amendments given that the retroactive adjustments for the 2024-25 NBA and NHL seasons were recorded during the three months ended June 30, 2025.

Selling, general and administrative expenses
For the three months ended March 31, 2026, selling, general and administrative expenses decreased $2,758 as compared to the prior year period, primarily due to (i) lower professional fees of $3,643, mainly due to the absence of costs associated with pursuing a work-out of the Prior MSGN Credit Facilities with its syndicate of lenders recorded in the prior year period, and (ii) lower employee compensation and related benefits of $2,283, partially offset by (iii) higher advertising and marketing costs of $2,995.

Operating income
For the three months ended March 31, 2026, operating income increased by $16,932 as compared to the prior year period, primarily due to a decrease in direct operating expenses and lower selling, general and administrative expenses, partially offset by a decrease in revenues.
Adjusted operating income
For the three months ended March 31, 2026, adjusted operating income increased by $12,865 as compared to the prior year period, primarily due to a decrease in direct operating expenses, partially offset by a decrease in revenues and the absence of merger, debt work-out and acquisition related costs, net of insurance recoveries.
Liquidity and Capital Resources
Sources and Uses of Liquidity
The Company’s primary sources of liquidity are cash and cash equivalents, cash flows from the operations of our businesses and available borrowings under the 2026 LV Sphere Revolving Credit Facility (as defined and described below). The Company’s uses of cash over the next 12 months and thereafter are expected to be substantial and include working capital-related items (including funding its operations and satisfying its accounts payable and accrued liabilities), capital spending (including the creation of additional original content for Sphere), required debt service payments (including principal amortization payments and excess cash flow payments pursuant to the MSGN Term Loan Facility), and investments, including in connection with its Sphere initiative, and related loans and advances that the Company may fund from time to time. The Company may also use cash to repurchase its common stock. The Company’s decisions as to the use of its available liquidity will be based upon the ongoing review of the funding needs of its businesses, the optimal allocation of cash resources, and the timing of cash flow generation. To the extent that the Company desires to access alternative sources of funding through the capital and credit markets, market conditions could adversely impact its ability to do so at that time.
As of March 31, 2026, the Company’s unrestricted cash and cash equivalents balance was $629,108, as compared to $507,776 as of December 31, 2025. Included in unrestricted cash and cash equivalents as of March 31, 2026 was (1) $380,923 in advance cash proceeds primarily from ticket sales, a portion of which the Company expects to pay to artists and promoters, and (2) $32,979 of cash and cash equivalents at MSG Networks, which were not available for distribution to the Company pursuant to the terms of the A&R MSGN Credit Agreement. In April 2026, MSGN L.P. made a $17,837 mandatory cash sweep payment based on excess cash as of March 31, 2026. In addition, as of March 31, 2026, the Company had $36,484 of Accounts payable and $427,060 of Accrued expenses and other current liabilities, including $127,512 of capital expenditure accruals primarily related to Sphere construction (a significant portion of which is in dispute). The balance of the Company’s total debt outstanding as of March 31, 2026 was $810,390. We believe we have sufficient liquidity from cash and cash equivalents, cash flows from operations and available borrowings under the 2026 LV Sphere Revolving Credit Facility to fund our operations and service debt payments under our credit facilities for the foreseeable future.
The Company’s ability to have sufficient liquidity to fund its operations, refinance its indebtedness and make investments, including in connection with its Sphere initiative, is dependent on the ability of Sphere to generate significant positive cash flow. Although Sphere has been embraced by guests, artists, promoters, advertisers and marketing partners, and the Company anticipates that Sphere will generate substantial revenue and adjusted operating income on an annual basis over time, there can be no assurance that guests, artists, promoters, advertisers and marketing partners will continue to embrace this platform. Original immersive productions, such as Postcard From Earth, V-U2 An Immersive Concert Film and The Wizard of Oz at Sphere, have not been previously pursued on the scale of Sphere, which increases the uncertainty of our operating expectations. To the extent that the Company’s efforts do not result in viable shows, or to the extent that any such productions do not achieve expected levels of popularity among audiences, the Company may not generate the cash flows from operations necessary to fund its operations. To the extent the Company does not realize expected cash flows from operations from Sphere, it would have to take several actions to improve its financial flexibility and preserve liquidity, including significant reductions in both labor and non-labor expenses as well as reductions and/or deferrals in capital spending. Therefore, while the Company currently believes it will have sufficient liquidity from cash and cash equivalents, cash flows from operations (including expected cash flows from operations from Sphere) and available borrowings under the 2026 LV Sphere Revolving Credit Facility to fund its operations, no assurance can be provided that its liquidity will be sufficient in the event any of the preceding uncertainties facing Sphere are realized over the next 12 months. See “Part I —Item 1A. Risk Factors — Risks Related to Our Indebtedness, Financial Condition, and Internal Control — We Have Substantial Indebtedness and Are Highly Leveraged, Which Could Adversely Affect Our Business” in the Form 10-K.

For additional information regarding the Company’s capital expenditures, including those related to Sphere in Las Vegas, see the Company’s statements of cash flows included in the condensed consolidated financial statements in Part I — Item 1. of this Form 10-Q.
On March 31, 2020, the Company’s Board of Directors authorized a share repurchase program to repurchase up to $350,000 of the Company’s Class A Common Stock. The program was re-authorized by the Company’s Board of Directors on March 29, 2023. Under the authorization, shares of Class A Common Stock may be purchased from time to time in open market or private transactions, block trades or such other manner as the Company may determine, in accordance with applicable insider trading and other securities laws and regulations. The timing and amount of purchases will depend on market conditions and other factors. During the three months ended March 31, 2026, the Company did not engage in any share repurchase activities under its share repurchase program. As of March 31, 2026, the Company had approximately $300,000 remaining available for repurchases of the Company’s Class A Common Stock.
Sphere
The Company opened Sphere in Las Vegas in September 2023. See “Part I — Item 1. Our Business — Sphere” in the Form 10-K. The venue has a number of revenue streams, including The Sphere Experience (which includes original immersive productions), advertising and marketing partnerships, concert residencies, brand events and marquee sporting events, each of which the Company expects to become significant over time. As a result, we anticipate that Sphere in Las Vegas will generate substantial revenue and adjusted operating income on an annual basis over time.
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
The Company will continue to explore additional domestic and international markets where it believes Sphere venues can be successful. The Company’s intention for any future venues is to utilize several options, such as joint ventures, equity partners, a managed venue or franchise model, sale-leaseback arrangements and debt financing, which could include guarantees thereof by Sphere Entertainment Co. or its subsidiaries.
Financing Agreements
See Note 10. Credit Facilities and Convertible Notes to the condensed consolidated financial statements included in Part I — Item 1. of this Form 10-Q for discussions of the Company’s debt obligations and various financing arrangements.
MSGN Term Loan Facility
General. MSGN Holdings, L.P. (“MSGN L.P.”), MSGN Eden, LLC (“MSGN Eden”), Regional MSGN Holdings LLC (“Regional MSGN”), and certain subsidiaries of MSGN L.P. had senior secured credit facilities pursuant to a credit agreement (as amended and restated on October 11, 2019, and as further amended from time to time prior to June 27, 2025, the “Prior MSGN Credit Agreement”) consisting of (i) an initial $1,100,000 term loan facility and (ii) a $250,000 revolving credit facility (together, the “Prior MSGN Credit Facilities”). The outstanding principal amount under the Prior MSGN Credit Agreement of $829,125 matured without repayment on October 11, 2024, and an event of default occurred pursuant to the Prior MSGN Credit Agreement due to MSGN L.P.’s failure to make payment on the outstanding principal amount on the maturity date.

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
Pursuant to the A&R MSGN Credit Agreement, the Prior MSGN Credit Facilities were replaced with the MSGN Term Loan Facility, which had an original principal amount of $210,000 and matures on December 31, 2029. The outstanding balance under the MSGN Term Loan Facility was $284,852 as of March 31, 2026. In April 2026, MSGN L.P. made a mandatory cash sweep payment of $17,837 based on excess cash as of March 31, 2026.
Interest Rates. Borrowings under the A&R MSGN Credit Agreement bear interest at a rate per annum, which at the option of MSGN L.P., may be equal to either (i) adjusted Term SOFR (i.e., Term SOFR as defined in the A&R MSGN Credit Agreement, plus 0.10%) plus 5.00% or (ii) Alternate Base rate, as defined in the A&R MSGN Credit Agreement, plus 4.00%. Upon a payment default in respect of principal, interest or other amounts due and payable under the A&R MSGN Credit Agreement or related loan documents, default interest will accrue on all overdue amounts at an additional rate of 2.00% per annum. The interest rate on the MSGN Term Loan Facility as of March 31, 2026 was 8.77%.
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
Principal Repayments. Subject to customary notice and minimum amount conditions, MSGN L.P. may voluntarily prepay outstanding loans under the A&R MSGN Credit Agreement at any time, in whole or in part, without premium or penalty (except for customary breakage costs with respect to Term Benchmark (as defined in the A&R MSGN Credit Agreement) loans). The MSGN Term Loan Facility has a fixed amortization of $10,000 per quarter, which commenced on September 30, 2025. During the three months ended March 31, 2026, MSGN L.P. made a fixed amortization payment of $10,000. MSGN L.P. is required to make mandatory prepayments pursuant to a mandatory cash sweep, determined at the end of each fiscal quarter, that requires 100% of MSGN L.P.’s and the MSGN Subsidiary Guarantors’ excess balance sheet cash over certain thresholds (subject to certain exclusions) to be used to repay the principal amount outstanding. In April 2026, MSGN L.P. made a $17,837 mandatory cash sweep payment based on excess cash as of March 31, 2026. MSGN L.P. is further required to make mandatory prepayments in certain circumstances, including from the net cash proceeds of certain dispositions of assets or casualty insurance and/or condemnation awards (subject to a threshold below which payments are not required, as well as certain reinvestment, repair and replacement rights) and upon the incurrence of indebtedness (subject to certain exceptions).
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
2026 LV Sphere Facilities
General. On January 29, 2026, MSG Las Vegas, LLC (“MSG LV”) entered into a credit agreement with JPMorgan Chase Bank, N.A., as Administrative Agent and L/C Issuer, and the lenders party thereto, which refinanced in full the 2022 LV Sphere Term Loan Facility (as defined and described in Note 10. Credit Facilities and Convertible Notes to the condensed consolidated financial statements included in Part I — Item 1. of this Form 10-Q). The new credit agreement provides for (i) a $275,000 senior secured term loan facility (the “2026 LV Sphere Term Loan Facility”), the proceeds of which were used to refinance the 2022 LV Sphere Term Loan Facility, and (ii) a senior secured revolving credit facility in the maximum principal amount of $275,000 (the “2026 LV Sphere Revolving Credit Facility” and collectively, the “2026 LV Sphere Facilities”), the proceeds of which are available to be used for working capital and general corporate purposes, including distributions to Sphere Entertainment Group. All obligations under the 2026 LV Sphere Facilities are guaranteed by Sphere Entertainment Group. None of Sphere Entertainment Co., MSG Networks, MSGN L.P. or any of the subsidiaries of MSGN L.P. are parties to the 2026 LV Sphere Facilities.
Financial Covenants. The 2026 LV Sphere Facilities include financial covenants requiring MSG LV to maintain a minimum debt service coverage ratio of 2.50:1.00 and a maximum total leverage ratio of 3.50:1.00. Both covenants are tested quarterly based on the four consecutive fiscal quarters of MSG LV then most recently ended. As of March 31, 2026, MSG LV was in compliance with the financial covenants of the 2026 LV Sphere Facilities.
Principal Repayments. The 2026 LV Sphere Facilities will mature on January 29, 2031. Commencing with the fiscal quarter ending March 31, 2028, the principal obligations under the 2026 LV Sphere Term Loan Facility will be subject to amortization payments of 5% per annum, paid in quarterly installments, with the remainder of the term loans due at maturity. Under certain circumstances, MSG LV is required to make mandatory prepayments on the loans, including prepayments in an amount equal to the net cash proceeds of casualty insurance and/or condemnation recoveries (subject to certain reinvestment, repair or replacement rights), subject to certain exceptions.
Interest Rates. Borrowings under the 2026 LV Sphere Facilities bear interest at a floating rate, which at the option of MSG LV may be either (i) Term SOFR (as defined in the 2026 LV Sphere Facilities) plus a margin that ranges from 2.50% to 3.00% based on MSG LV’s total leverage ratio or (ii) the Alternative Base Rate (as defined in the 2026 LV Sphere Facilities) plus a margin that ranges from 1.50% to 2.00% based on MSG LV’s total leverage ratio. The interest rate on the LV Sphere Term Loan Facility as of March 31, 2026 was 6.42%.
Guarantors and Collateral. All obligations under the 2026 LV Sphere Facilities are guaranteed by Sphere Entertainment Group. All obligations under the 2026 LV Sphere Facilities, including the guarantees of those obligations, are secured by all of the assets of MSG LV, including, but not limited to, MSG LV’s leasehold interest in the land on which the Sphere in Las Vegas is located and a pledge of the equity interests in MSG LV held directly by Sphere Entertainment Group.
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
3.50% Convertible Senior Notes
On December 8, 2023, the Company completed a private unregistered offering of $258,750 in aggregate principal amount of its 3.50% Convertible Senior Notes due 2028 (the “3.50% Convertible Senior Notes”), which amount includes the full exercise of the initial purchasers’ option to purchase additional 3.50% Convertible Senior Notes. See Note 14. Credit Facilities and Convertible Notes to the Audited Consolidated Financial Statements included in the Form 10-K, for details on the 3.50% Convertible Senior Notes.

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
Cash Flow Discussion
As of March 31, 2026, cash, cash equivalents and restricted cash totaled $630,151, as compared to $521,264 as of December 31, 2025. The following table summarizes the Company’s cash flow activities for the three months ended March 31, 2026 and 2025:

	Three Months Ended
	March 31,
	2026	2025
Net cash provided by operating activities	$136,241	$6,348
Net cash used in investing activities	(5,005)	(17,570)
Net cash used in financing activities	(22,263)	(26,307)
Effect of exchange rates on cash, cash equivalents and restricted cash	(86)	98
Net increase (decrease) in cash, cash equivalents, and restricted cash	$108,887	$(37,431)
Operating Activities
Net cash provided by operating activities attributable to changes in assets and liabilities for the three months ended March 31, 2026 and 2025 equaled $27,575 and $(5,257), respectively, a net increase of $32,832. The primary drivers of that net change are as follows.

The Company had increases in cash provided by operating activities related to (i) Prepaid expenses and other current and non-current assets of $40,667, primarily due lower deferred production cost spending related to Experiences, and the amortization of deferred production costs related to residencies and brand events (ii) Accounts payable of $11,633 due to the timing of payments to vendors, and (iii) Related party receivables and payables, net of $5,620 due to the timing of related party settlements.

These increases in cash provided by operating activities were partially offset by increases in cash used in operating activities related to (i) Accrued and other current liabilities of $18,584 for accrued expenses, including compensation and employee related benefits, (ii) Deferred revenue of $4,225, primarily due to the timing and mix of events at the Sphere, and (iii) Accounts receivable of $2,315, primarily due to the timing of billings and cash collections.

In addition to the net increase in cash used in operating activities driven by changes in assets and liabilities, the Company generated net income of $4,460 in the current year period, compared to a net loss of $81,954 in the prior year period, as adjusted by non-cash net amounts of $104,206 in the current year period, compared to $93,559 in the prior year period. Refer to “— Business Segment Results” for further detail pertaining to the Company’s operating results.

Investing Activities
Net cash used in investing activities for the three months ended March 31, 2026 decreased by $12,565 as compared to the prior year period primarily due lower capital expenditures in the current year period.
Financing Activities
Net cash used in financing activities for the three months ended March 31, 2026 decreased by $4,044 as compared to the prior year period, primarily due to (i) a $6,149 decrease in principal repayments of debt in the current year period, and (ii) $2,507 in cash proceeds from the exercise of stock options, partially offset by (iii) $4,612 of taxes paid in lieu of shares issued for equity based compensation awards.
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
Impairment of Goodwill
Goodwill is tested annually for impairment as of August 31 and at any time upon the occurrence of certain events or substantive changes in circumstances. The Company performs its goodwill impairment test at the reporting unit level. At the time of the annual impairment test and as of March 31, 2026, the Company had two reportable segments and two reporting units, Sphere and MSG Networks, consistent with the way management makes decisions and allocates resources to the business.
The goodwill balance reported on the Company’s condensed consolidated balance sheets as of March 31, 2026 by reporting unit was as follows:

As of
March 31, 2026
Sphere	$46,864
MSG Networks	297,908
Total Goodwill	$344,772

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

Based upon the results of the Company’s annual quantitative impairment test, the Company concluded that the carrying value of the MSG Networks reporting unit exceeded its estimated fair value as of the annual impairment testing date. Based on the evaluation of amortizable intangible assets and other long-lived assets performed as of the annual impairment testing date, the Company did not record any impairments of such assets. The Company did however record a non-cash goodwill impairment charge of $65,400 for the MSG Networks reporting unit as a result of the projected declines in the reporting unit’s business. The goodwill impairment charge was calculated as the amount that the carrying value of the reporting unit, including any goodwill, exceeded its fair value as of the annual impairment testing date. No additional indicators of impairment were identified through March 31, 2026.
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
Item 3. Quantitative and Qualitative Disclosures About Market Risk
There were no material changes to the disclosures regarding market risks in connection with our pension and postretirement plans. See Item 7A “Quantitative and Qualitative Disclosures About Market Risk” of the Form 10-K.
Potential Interest Rate Risk Exposure
The Company, through its subsidiaries, MSG Networks and MSG LV, is subject to potential interest rate risk exposure related to borrowings incurred under their respective credit facilities. Changes in interest rates may increase interest expense payments with respect to any borrowings incurred under these credit facilities. The effect of a hypothetical 200 basis point increase in floating interest rate prevailing as of March 31, 2026 and continuing for a full year would increase the Company’s interest payments on the outstanding amounts under the credit facilities by $11,197.
Foreign Currency Exchange Rate Exposure
We are exposed to market risk resulting from foreign currency fluctuations primarily related to our activities in the United Kingdom and Germany conducted in British pound sterling and Euros, respectively.
British pound sterling exposure was as a result of our net investment position initiated with our acquisition of land in Stratford, London in November 2017, which we expected would become home to a future Sphere, and through cash and invested funds which we expected would be deployed in the construction of our London venue prior to the Company’s decision in November 2023 to no longer pursue the development of a Sphere in London and the subsequent sale of the land during the three months ended June 30, 2025. Subsequent to the sale of the Stratford land, the Company’s activities in the United Kingdom primarily relate to entities supporting Sphere expansion efforts. During the twelve months ended March 31, 2026, the GBP/USD exchange rate ranged from 1.2735 to 1.3854 as compared to GBP/USD exchange rate of 1.3235 on March 31, 2026, a fluctuation range of approximately 4.30%. As of March 31, 2026, a uniform hypothetical 10% fluctuation in the GBP/USD exchange rate would have resulted in a change of approximately $40 in the Company’s net asset value.
Following the acquisition of Holoplot on April 25, 2024, which is based in Berlin, Germany, we are also exposed to market risk resulting from foreign currency fluctuations related to the Euro. During the twelve months ended March 31, 2026, the EUR/USD exchange rate ranged from 1.0795 to 1.2043 as compared to EUR/USD exchange rate of 1.1554 on March 31, 2026, a fluctuation range of approximately 5.63%. As of March 31, 2026, a uniform hypothetical 10% fluctuation in the EUR/USD exchange rate would have resulted in a change of approximately $360 in the Company’s net asset value.

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
Item 4. Controls and Procedures
Our management, with the participation of our Executive Chairman and Chief Executive Officer and our Executive Vice President, Chief Financial Officer and Treasurer, evaluated the effectiveness of the design and operation of our disclosure controls and procedures as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”). Based on that evaluation, our Executive Chairman and Chief Executive Officer and our Executive Vice President, Chief Financial Officer and Treasurer concluded that the Company’s disclosure controls and procedures were effective as of March 31, 2026.
Changes in Internal Control over Financial Reporting
There were no changes in the Company’s internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the quarter ended March 31, 2026 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

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
On April 6, 2023, the parties to the MSG Networks Litigation reached an agreement in principle to settle the MSG Networks Litigation, without admitting liability, on the terms and conditions set forth in a binding term sheet, which was incorporated into a long-form settlement agreement (the “MSGN Settlement Agreement”) that was filed with the Court on May 18, 2023. The MSGN Settlement Agreement provided for, among other things, the final dismissal of the MSG Networks Litigation in exchange for a settlement payment to the plaintiffs and the class of approximately $48.5 million, of which approximately $28 million has been paid by the Company and approximately $20.5 million has been paid to the plaintiffs by insurers (who agreed to advance these costs subject to final resolution of the parties’ insurance coverage dispute). The MSGN Settlement Agreement was approved by the Court on August 14, 2023, which constituted the final judgment in the action. MSG Networks Inc. has a dispute with its insurers over whether and to what extent there is insurance coverage for the settlement (and has settled with one of the insurers). As of March 31, 2026, approximately $18 million has been accrued in Accrued expenses and other current liabilities (reduced from approximately $20.5 million accrued as of March 31, 2024 in connection with the aforementioned settlement). Unless MSG Networks Inc. and the remaining insurers settle that insurance dispute, it is expected to be finally resolved in a pending Delaware insurance coverage action.

The Company is a defendant in various other lawsuits. Although the outcome of these other lawsuits cannot be predicted with certainty (including the extent of available insurance, if any), management does not believe that resolution of these other lawsuits will have a material adverse effect on the Company.
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
On March 31, 2020, the Company’s Board of Directors authorized a share repurchase program to repurchase up to $350 million of the Company’s Class A Common Stock. The program was re-authorized by the Company’s Board of Directors on March 29, 2023. Under the authorization, shares of Class A Common Stock may be purchased from time to time in open market or private transactions, block trades or such other manner as the Company may determine, in accordance with applicable insider trading and other securities laws and regulations. The timing and amount of purchases will depend on market conditions and other factors. During the three months ended March 31, 2026, the Company did not engage in any share repurchase activities under its share repurchase program. As of March 31, 2026, the Company had approximately $300 million remaining available for repurchases of the Company’s Class A Common Stock.

Item 5. Other Information
Director or Officer Adoption or Termination of Trading Agreements

On February 25, 2026, James L. Dolan, the Company’s Executive Chairman and Chief Executive Officer, agreed to pledge 977,835 shares of Class A Common Stock of the Company (and certain trusts for the benefit of members of the Dolan family agreed to pledge 51,059 shares of Class A Common Stock of the Company) to JPMorgan Chase Bank, N.A. to secure obligations under a Secured Margin Line of Credit Note (the “Note”) pursuant to a Margin Line of Credit Collateral Agreement (the "Collateral Agreement"). Extensions of credit under the Note shall be made from time to time for various tenors as set forth in the Note. The transactions contemplated by the Collateral Agreement are intended to satisfy the affirmative defense of Rule 10b5-1(c) under the Securities Exchange Act of 1934.

Item 6. Exhibits

(a)Index to Exhibits

EXHIBIT NO.	DESCRIPTION
10.1	Form of Sphere Entertainment Co. Restricted Stock Units Agreement under the 2020 Employee Stock Plan, as amended (2026). †
10.2	Form of Sphere Entertainment Co. Performance Restricted Stock Units Agreement under the 2020 Employee Stock Plan, as amended (2026). †
10.3	Form of Sphere Entertainment Co. Option Agreement under the 2020 Employee Stock Plan, as amended (2026). †
10.4	Form of Sphere Entertainment Co. Performance Option Agreement under the 2020 Employee Stock Plan, as amended (2026). †
10.5	Form of Sphere Entertainment Co. Restricted Stock Units Agreement in respect of Restricted Stock Units granted under the MSG Networks Inc. 2010 Employee Stock Plan, as amended (2026). †
10.6
Form of Sphere Entertainment Co. Performance Restricted Stock Units Agreement in respect of Performance Restricted Stock Units granted under the MSG Networks Inc. 2010 Employee Stock Plan, as amended (2026). †

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
101
The following materials from Sphere Entertainment Co. Quarterly Report on Form 10-Q for the quarter ended March 31, 2026, formatted in Inline Extensible Business Reporting Language (iXBRL): (i) condensed consolidated balance sheets, (ii) condensed consolidated statements of operations, (iii) condensed consolidated statements of comprehensive income (loss), (iv) condensed consolidated statements of cash flows, (v) condensed consolidated statements of stockholders’ equity, and (vi) notes to condensed consolidated financial statements.

104	The cover page from the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2026 formatted in Inline XBRL and contained in Exhibit 101.
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

SIGNATURE
Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on the 5th day of May 2026.

Sphere Entertainment Co.

By:	/S/ ROBERT LANGER
	Name:	Robert Langer
	Title:	Executive Vice President, Chief Financial Officer and Treasurer