Form 10-Q
period 2026-06-30
Sphere Entertainment Co.
filed 2026-07-30
CIK 1795250

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
____________________
FORM 10-Q
________________________
(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2026
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). ☐ Yes ☑ No
Number of shares of common stock outstanding as of July 24, 2026:

Class A Common Stock par value $0.01 per share	—	29,046,853
Class B Common Stock par value $0.01 per share	—	6,866,754

SPHERE ENTERTAINMENT CO.

PART I – FINANCIAL INFORMATION
Item 1. Financial Statements
SPHERE ENTERTAINMENT CO.
CONDENSED CONSOLIDATED BALANCE SHEETS (UNAUDITED)
(in thousands, except per share data)

	As of
	June 30,	December 31,
	2026	2025
ASSETS
Current Assets:
Cash, cash equivalents, and restricted cash	$552,019	$521,264
Accounts receivable, net	152,316	171,630
Related party receivables, current	12,802	24,457
Prepaid expenses and other current assets	66,906	92,824
Total current assets	784,043	810,175
Non-Current Assets:
Investments	37,309	38,725
Property and equipment, net	2,550,078	2,710,643
Right-of-use lease assets	96,500	91,372
Goodwill	344,772	344,772
Intangible assets, net	18,506	21,817
Other non-current assets	204,760	192,404
Total assets	$4,035,968	$4,209,908
LIABILITIES AND EQUITY
Current Liabilities:
Accounts payable	$13,880	$24,593
Accrued expenses and other current liabilities	391,507	431,477
Related party payables, current	4,234	14,301
Current portion of long-term debt, net	58,263	63,009
Operating lease liabilities, current	14,085	17,186
Deferred revenue	158,443	192,808
Total current liabilities	640,412	743,374
Non-Current Liabilities:
Long-term debt, net	722,142	767,439
Operating lease liabilities, non-current	118,816	113,824
Deferred tax liabilities, net	135,198	172,111
Other non-current liabilities	191,542	179,921
Total liabilities	1,808,110	1,976,669
Commitments and contingencies (see Note 9)
Equity:
Class A Common Stock (a)	301	297
Class B Common Stock (b)	69	69
Additional paid-in capital	2,499,315	2,470,120
Treasury stock, at cost, 1,054 shares as of June 30, 2026 and December 31, 2025	(50,024)	(50,024)
Accumulated deficit	(220,308)	(186,441)
Accumulated other comprehensive loss	(1,495)	(782)
Total stockholders’ equity	2,227,858	2,233,239
Total liabilities and equity	$4,035,968	$4,209,908
__________________
(a)    Class A Common Stock, $0.01 par value per share, 120,000 shares authorized; 29,046 and 28,629 shares outstanding as of June 30, 2026 and December 31, 2025, respectively.
(b)    Class B Common Stock, $0.01 par value per share, 30,000 shares authorized; 6,867 shares outstanding as of June 30, 2026 and December 31, 2025.
See accompanying notes to the unaudited condensed consolidated financial statements.

SPHERE ENTERTAINMENT CO.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)
(in thousands, except per share data)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2026	2025	2026	2025
Revenues (a)	$313,639	$282,677	$700,051	$563,251
Operating expenses:
Direct operating expenses (a)	151,063	131,318	320,710	289,641
Selling, general and administrative expenses (a)	139,207	113,023	260,910	227,292
Depreciation and amortization	84,308	83,907	168,675	168,136
Impairments and other losses, net	—	3,641	79	4,162
Restructuring charges	323	947	3,737	2,788
Operating loss	(61,262)	(50,159)	(54,060)	(128,768)
Other income (expense):
Gain (loss) on extinguishment of debt	—	346,092	(2,071)	346,092
Interest income	4,786	4,084	8,737	7,962
Interest expense	(8,273)	(25,862)	(16,312)	(52,068)
Other expense, net	(504)	(400)	(1,928)	(1,740)
(Loss) income from continuing operations before income taxes	(65,253)	273,755	(65,634)	171,478
Income tax benefit (expense)	26,926	(121,939)	31,767	(101,616)
Net (loss) income	(38,327)	151,816	(33,867)	69,862
Less: Net income attributable to participating securities	461	—	6,514	—
Net (loss) income attributable to Sphere Entertainment Co.’s stockholders	$(38,788)	$151,816	$(40,381)	$69,862

Basic (loss) income per common share attributable to Sphere Entertainment Co.’s stockholders	$(1.07)	$4.18	$(1.12)	$1.93
Diluted (loss) income per common share attributable to Sphere Entertainment Co.’s stockholders	$(1.07)	$3.39	$(1.12)	$1.56

Weighted-average number of common shares outstanding:
Basic	36,150	36,283	36,015	36,196
Diluted	36,150	44,848	36,015	44,865
_________________
(a)    See Note 14. Related Party Transactions, for further information on related party revenues and expenses.
See accompanying notes to the unaudited condensed consolidated financial statements.

SPHERE ENTERTAINMENT CO.
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE (LOSS) INCOME (UNAUDITED)
(in thousands)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2026	2025	2026	2025
Net (loss) income	$(38,327)	$151,816	$(33,867)	$69,862
Other comprehensive (loss) income, before income taxes:
Pension plans and postretirement plans:
Amortization of net actuarial loss and prior service credit included in net periodic benefit cost, net	109	85	218	170
Net unamortized loss arising during the period	(481)	(319)	(962)	(637)
Cumulative translation adjustments	(104)	8,721	(215)	10,662
Other comprehensive (loss) income, before income taxes	(476)	8,487	(959)	10,195
Income tax benefit (expense)	122	(2,998)	246	(2,721)
Other comprehensive (loss) income, net of income taxes	(354)	5,489	(713)	7,474
Comprehensive (loss) income	$(38,681)	$157,305	$(34,580)	$77,336

See accompanying notes to the unaudited condensed consolidated financial statements.

SPHERE ENTERTAINMENT CO.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)
(in thousands)

	Six Months Ended
	June 30,
	2026	2025
OPERATING ACTIVITIES:
Net (loss) income	$(33,867)	$69,862
Adjustments to reconcile net (loss) income to net cash provided by (used in) operating activities:
Depreciation and amortization	168,675	168,136
Impairments and other losses, net	79	4,162
Amortization of debt discount and deferred financing costs	1,834	1,354
Amortization of deferred production content	19,883	13,089
Deferred income tax (benefit) expense	(36,667)	98,997
Share-based compensation expense	31,632	40,445
Net unrealized and realized loss (gain) on equity investments with readily determinable fair value and loss in nonconsolidated affiliates	1,134	(601)
Loss (gain) on extinguishment of debt	2,071	(360,155)
Other non-cash adjustments	196	(1,700)
Change in assets and liabilities:
Accounts receivable, net	19,314	3,400
Related party receivables and payables, net	1,588	11,026
Prepaid expenses and other current and non-current assets	(6,189)	(52,704)
Accounts payable	(10,713)	(18,831)
Accrued and other current and non-current liabilities	(30,059)	(30,989)
Deferred revenue	(23,091)	3,301
Right-of-use lease assets and operating lease liabilities	(3,237)	(1,503)
Net cash provided by (used in) operating activities	102,583	(52,711)
INVESTING ACTIVITIES:
Capital expenditures, net	(19,365)	(32,144)
Proceeds from dispositions, net	—	48,757
Other investing activities	(262)	(172)
Net cash (used in) provided by investing activities	(19,627)	16,441
FINANCING ACTIVITIES:
Repayment of debt	(135,000)	—
Proceeds from issuance of debt	135,000	—
Principal repayments on debt	(49,505)	(105,000)
Taxes paid in lieu of shares issued for share-based compensation	(9,622)	(6,059)
Proceeds from exercise of stock options	6,999	—
Net cash used in financing activities	(52,128)	(111,059)
Effect of exchange rates on cash, cash equivalents, and restricted cash	(73)	623
Net increase (decrease) in cash, cash equivalents, and restricted cash	30,755	(146,706)
Cash, cash equivalents, and restricted cash at beginning of period	521,264	515,633
Cash, cash equivalents, and restricted cash at end of period	$552,019	$368,927
NON-CASH INVESTING AND FINANCING ACTIVITIES:
Capital expenditures incurred but not yet paid	$—	$2,413
Share-based compensation capitalized in property and equipment	$190	$546

See accompanying notes to the unaudited condensed consolidated financial statements.

SPHERE ENTERTAINMENT CO.
CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
(UNAUDITED)
(in thousands)

	Common Stock Issued	Additional Paid-In Capital	Treasury Stock	Accumulated Deficit	Accumulated Other Comprehensive Loss	Total Equity
Balance as of December 31, 2025	$366	$2,470,120	$(50,024)	$(186,441)	$(782)	$2,233,239
Net income	—	—	—	4,460	—	4,460
Other comprehensive loss, net of taxes	—	—	—	—	(359)	(359)
Share-based compensation expense	—	13,999	—	—	—	13,999
Stock options exercised	—	2,507	—	—	—	2,507
Tax withholding associated with shares issued for share-based compensation	2	(5,921)	—	—	—	(5,919)
Balance as of March 31, 2026	$368	$2,480,705	$(50,024)	$(181,981)	$(1,141)	$2,247,927
Net loss	—	—	—	(38,327)	—	(38,327)
Other comprehensive loss, net of taxes	—	—	—	—	(354)	(354)
Share-based compensation expense	—	17,823	—	—	—	17,823
Stock options exercised	—	4,492	—	—	—	4,492
Tax withholding associated with shares issued for share-based compensation	2	(3,705)	—	—	—	(3,703)
Balance as of June 30, 2026	$370	$2,499,315	$(50,024)	$(220,308)	$(1,495)	$2,227,858

See accompanying notes to the unaudited condensed consolidated financial statements.

	Common Stock Issued	Additional Paid-In Capital	Accumulated Deficit	Accumulated Other Comprehensive Loss	Total Equity
Balance as of December 31, 2024	$359	$2,428,414	$(219,846)	$(7,508)	$2,201,419
Net loss	—	—	(81,954)	—	(81,954)
Other comprehensive income, net of taxes	—	—	—	1,985	1,985
Share-based compensation expense	—	21,921	—	—	21,921
Tax withholding associated with shares issued for share-based compensation	—	(1,307)	—	—	(1,307)
Balance as of March 31, 2025	$359	$2,449,028	$(301,800)	$(5,523)	$2,142,064
Net income	—	—	151,816	—	151,816
Other comprehensive income, net of taxes	—	—	—	5,489	5,489
Share-based compensation expense	—	19,070	—	—	19,070
Tax withholding associated with shares issued for share-based compensation	1	(4,753)	—	—	(4,752)
Balance as of June 30, 2025	$360	$2,463,345	$(149,984)	$(34)	$2,313,687
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
The Company is focused on creating a global network of Spheres. The Company is working with the Department of Culture and Tourism – Abu Dhabi (“DCT Abu Dhabi”) to bring Sphere to Abu Dhabi, United Arab Emirates. In May 2026, Yas Island was selected as the site for Sphere Abu Dhabi. DCT Abu Dhabi is funding construction, which is expected to be completed by end of 2029. In January 2026, the Company, the State of Maryland, Prince George’s County, and Peterson Companies announced the Company’s intent to develop a new Sphere venue at National Harbor, Maryland.
MSG Networks: This segment is comprised of the Company’s regional sports and entertainment networks, MSG Network and MSG Sportsnet, as well as its DTC and authenticated streaming offering, MSG+ (which is currently included in the Gotham Sports streaming product and is anticipated to be available through the DAZN streaming product during the 2026-2027 National Basketball Association (the “NBA”) and National Hockey League (the “NHL”) seasons). MSG Networks serves the New York designated market area, as well as other portions of New York, New Jersey, Connecticut and Pennsylvania and features a wide range of sports content, including exclusive live local games and other programming of the New York Knicks of the NBA and the New York Rangers, New York Islanders, New Jersey Devils and Buffalo Sabres of the NHL, as well as significant coverage of the New York Giants and the Buffalo Bills of the National Football League.
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
In the opinion of the Company, the accompanying condensed consolidated financial statements contain all adjustments, consisting of only normal recurring adjustments, necessary for a fair presentation of the Company’s financial position as of June 30, 2026 and its results of operations for the three and six months ended June 30, 2026 and 2025, and cash flows for the six months ended June 30,

SPHERE ENTERTAINMENT CO.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
(continued)
2026 and 2025. The condensed consolidated balance sheet as of June 30, 2026 and December 31, 2025 and the accompanying notes were derived from the Audited Consolidated Financial Statements, but do not contain all of the footnote disclosures from the Audited Consolidated Financial Statements.
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

SPHERE ENTERTAINMENT CO.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
(continued)
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
Disaggregation of Revenue
The following tables disaggregate the Company’s consolidated revenues by segment and type of goods or services for the three and six months ended June 30, 2026 and 2025:

	Three Months Ended
	June 30, 2026
	Sphere	MSG Networks	Total
Ticketing and venue license fee revenues (a)	$150,235	$—	$150,235
Sponsorship, signage, Exosphere advertising, and suite license revenues (b)	34,760	—	34,760
Food, beverage, and merchandise revenues (c)	35,951	—	35,951
Media networks revenues (b)	—	87,286	87,286
Other	4,971	—	4,971
Total revenues from contracts with customers	225,917	87,286	313,203
Revenues from subleases	436	—	436
Total revenues	$226,353	$87,286	$313,639

SPHERE ENTERTAINMENT CO.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
(continued)

	Three Months Ended
	June 30, 2025
	Sphere	MSG Networks	Total
Ticketing and venue license fee revenues (a)	$117,810	$—	$117,810
Sponsorship, signage, Exosphere advertising, and suite license revenues (b)	22,624	—	22,624
Food, beverage, and merchandise revenues (c)	27,884	—	27,884
Media networks revenues (b)	—	107,090	107,090
Other	6,830	—	6,830
Total revenues from contracts with customers	175,148	107,090	282,238
Revenues from subleases	439	—	439
Total revenues	$175,587	$107,090	$282,677

	Six Months Ended
	June 30, 2026
	Sphere	MSG Networks	Total
Ticketing and venue license fee revenues (a)	$348,538	$—	$348,538
Sponsorship, signage, Exosphere advertising, and suite license revenues (b)	61,826	—	61,826
Food, beverage, and merchandise revenues (c)	69,669	—	69,669
Media networks revenues (b)	—	207,733	207,733
Other	11,410	—	11,410
Total revenues from contracts with customers	491,443	207,733	699,176
Revenues from subleases	875	—	875
Total revenues	$492,318	$207,733	$700,051

	Six Months Ended
	June 30, 2025
	Sphere	MSG Networks	Total
Ticketing and venue license fee revenues (a)	$225,136	$—	$225,136
Sponsorship, signage, Exosphere advertising, and suite license revenues (b)	46,798	—	46,798
Food, beverage, and merchandise revenues (c)	47,773	—	47,773
Media networks revenues (b)	—	230,119	230,119
Other	12,482	—	12,482
Total revenues from contracts with customers	332,189	230,119	562,308
Revenues from subleases	943	—	943
Total revenues	$333,132	$230,119	$563,251
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

SPHERE ENTERTAINMENT CO.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
(continued)
Contract Balances
The following table provides information about contract balances from the Company’s contracts with customers as of June 30, 2026 and December 31, 2025:

	As of
	June 30,	December 31,
	2026	2025
Receivables from contracts with customers, net (a)	$152,445	$173,525
Contract assets, current (b)	178	445
Deferred revenue, including non-current portion (c)	227,080	250,170
_________________
(a)    As of June 30, 2026 and December 31, 2025, the Company’s receivables from contracts with customers, net above included $129 and $1,895, respectively, related to various related parties. See Note 14 . Related Party Transactions for further details on these related party arrangements.
(b)     Contract assets, current, which are reported as Prepaid expenses and other current assets,in the Company’s condensed consolidated balance sheets, primarily relate to the Company’s rights to consideration for goods or services transferred to customers, for which the Company does not have an unconditional right to bill as of the reporting date. Contract assets are transferred to accounts receivable once the Company’s right to consideration becomes unconditional.
(c)    Deferred revenue primarily relates to the Company’s receipt of consideration from customers in advance of the Company’s transfer of goods or services to the customers. Deferred revenue is reduced and the related revenue is recognized once the underlying goods or services are transferred to a customer. Revenue recognized for the three and six months ended June 30, 2026 relating to the deferred revenue balance as of December 31, 2025 was $46,124 and $170,297, respectively.

Transaction Price Allocated to the Remaining Performance Obligations
As of June 30, 2026, the Company’s remaining performance obligations were $347,555, of which 47% is expected to be recognized over the next two years and 53% of the balance is expected to be recognized thereafter. This includes performance obligations under sponsorship agreements and the Company’s agreements with DCT Abu Dhabi that have original expected durations longer than one year and for which the respective consideration is not variable. In developing the estimated revenue, the Company applies the allowable practical expedient and does not disclose information about remaining performance obligations that have original expected durations of one year or less.
Note 4. Restructuring Charges
During the three and six months ended June 30, 2026, the Company recognized restructuring charges of $323 and $3,737, respectively, primarily related to termination benefits provided as part of a voluntary exit program the Company implemented during the six month period. These charges were recorded in Accrued expenses and other current liabilities on the accompanying condensed consolidated balance sheets. During the three and six months ended June 30, 2025, the Company recognized restructuring charges of $947 and $2,788, respectively, related to termination benefits for certain executives and employees, which were recorded in Accrued expenses and other current liabilities on the accompanying condensed consolidated balance sheets.
Changes to the Company’s restructuring liability through June 30, 2026 were as follows:

Restructuring Liability
Balance as of December 31, 2025	$8,218
Restructuring charges	3,737
Payments	(9,231)
Balance as of June 30, 2026	$2,724

SPHERE ENTERTAINMENT CO.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
(continued)
Note 5. Investments
As of June 30, 2026 and December 31, 2025, the Company’s investments are included within Investments in the accompanying condensed consolidated balance sheets and consisted of the following:

		Investment As of
	Ownership Percentage as of June 30, 2026	June 30, 2026	December 31, 2025
Equity method investments:
SACO Technologies Inc. (“SACO”)	30%	$17,010	$16,981
Gotham Advanced Media and Entertainment, LLC (“GAME”)	50%	7,747	9,354
Equity investments without readily determinable fair values		8,721	8,721
Other equity investments with readily determinable fair values held in trust under the Company’s Executive Deferred Compensation Plan (a)		3,831	3,669
Total investments		$37,309	$38,725
_________________
(a)    The Company’s investments with readily determinable fair values are classified within Level I of the fair value hierarchy as they are valued based on quoted prices in active markets. Refer to Note 11. Pension Plans and Other Postretirement Benefit Plan, for further detail on the Company’s Executive Deferred Compensation Plan.
The Company had unrealized gains on equity investments with and without readily determinable fair values of $262 and $228 for the three and six months ended June 30, 2026, respectively, and $219 and $240 for the three and six months ended June 30, 2025, respectively, which are recorded in Other expense, net.
Note 6. Property and Equipment, net
As of June 30, 2026 and December 31, 2025, Property and equipment, net consisted of the following:

	As of
	June 30, 2026	December 31, 2025
Buildings	$2,275,625	$2,270,557
Equipment, furniture, and fixtures	1,236,350	1,231,690
Leasehold improvements	23,896	23,896
Construction in progress	692	5,873
Total property and equipment, gross	3,536,563	3,532,016
Less accumulated depreciation and amortization	(986,485)	(821,373)
Property and equipment, net	$2,550,078	$2,710,643
The property and equipment balances above include $116,026 and $130,061 of capital expenditure accruals (primarily related to Sphere construction) as of June 30, 2026 and December 31, 2025, respectively, which are reflected in Accrued expenses and other current liabilities in the accompanying condensed consolidated balance sheets. See Note 2. Summary of Significant Accounting Policies to the Audited Consolidated Financial Statements included in the Form 10-K for details on the Company’s estimated useful lives for each major category of property and equipment.

The Company recorded depreciation expense on property and equipment of $82,651 and $165,362 for the three and six months ended June 30, 2026, respectively, and $82,251 and $164,880 for the three and six months ended June 30, 2025, respectively, which is recognized in Depreciation and amortization in the accompanying condensed consolidated statements of operations.

SPHERE ENTERTAINMENT CO.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
(continued)
Note 7. Original Immersive Production Content
The Company’s deferred production content costs for its original immersive productions are included within Other non-current assets in the accompanying condensed consolidated balance sheets.
As of June 30, 2026 and December 31, 2025, total deferred immersive production content costs consisted of the following:

	As of
	June 30, 2026	December 31, 2025
Production content:
Released, less amortization	$118,027	$133,915
In-process	48,074	36,877
Total production content	$166,101	$170,792
The following table summarizes the Company’s amortization of production content costs, which are reported in Direct operating expenses in the accompanying condensed consolidated statements of operations for the three and six months ended June 30, 2026 and 2025 as follows:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2026	2025	2026	2025
Production content costs (a)	$8,825	$5,845	$19,883	$13,089
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
Note 8. Goodwill and Intangible Assets
The carrying amounts of goodwill as of June 30, 2026 and December 31, 2025 were as follows:

	Sphere	MSG Networks	Consolidated
Gross balance at December 31, 2025	$46,864	$424,508	$471,372
Accumulated impairment losses	—	(126,600)	(126,600)
Net balance at December 31, 2025	$46,864	$297,908	$344,772

Changes during the period :
Acquisitions	—	—	—
Impairments	—	—	—

Gross balance at June 30, 2026	$46,864	$424,508	$471,372
Accumulated impairment losses	—	(126,600)	(126,600)
Net balance at June 30, 2026	$46,864	$297,908	$344,772
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

SPHERE ENTERTAINMENT CO.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
(continued)
Based upon the results of the Company’s annual quantitative impairment test, the Company concluded that the carrying value of the MSG Networks reporting unit exceeded its estimated fair value as of the annual impairment testing date and recorded a non-cash goodwill impairment charge of $65,400 during the quarterly period ended September 30, 2025, as a result of projected declines in the reporting unit’s business. No additional indicators of impairment were identified through June 30, 2026.
The Company continues to closely monitor the performance and fair value of its MSG Networks reporting unit. A significant adverse change in market factors or the business outlook for the MSG Networks reporting unit could negatively impact the fair value of the MSG Networks reporting unit and result in an additional goodwill impairment charge at that time.
The Company’s intangible assets subject to amortization as of June 30, 2026 and December 31, 2025 were as follows:

	As of
	June 30, 2026			December 31, 2025
	Gross carrying amount	Accumulated amortization	Intangible assets, net	Gross carrying amount	Accumulated amortization	Intangible assets, net
Affiliate relationships	$83,044	$(74,478)	$8,566	$83,044	$(72,921)	$10,123
Technology	15,508	(6,720)	8,788	15,508	(5,169)	10,339
Trade name	2,032	(880)	1,152	2,032	(677)	1,355
Total	$100,584	$(82,078)	$18,506	$100,584	$(78,767)	$21,817
The Company recognized amortization expense on intangible assets of $1,657 and $3,313 for the three and six months ended June 30, 2026, respectively, and $1,656 and $3,256 for the three and six months ended June 30, 2025, respectively, which is recorded in Depreciation and amortization in the accompanying condensed consolidated statements of operations.
Note 9. Commitments and Contingencies
Commitments
As of June 30, 2026, commitments of the Company in the normal course of business were as follows:

	Commitments
	2026 (Remainder)	2027	2028	2029	2030	Thereafter	Total
Sphere
Event-related commitments	$6,055	$15,000	$—	$—	$—	$—	$21,055
Letter of credit	918	—	—	—	—	—	918
Total Sphere Commitments	$6,973	$15,000	$—	$—	$—	$—	$21,973
MSG Networks
Broadcast rights	$100,466	$208,334	$201,493	$113,008	$26,262	$13,131	$662,694
Purchase commitments	13,540	17,359	4,290	764	200	—	36,153
Total MSG Networks Commitments	$114,006	$225,693	$205,783	$113,772	$26,462	$13,131	$698,847

Total Commitments	$120,979	$240,693	$205,783	$113,772	$26,462	$13,131	$720,820
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

SPHERE ENTERTAINMENT CO.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
(continued)
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
On April 6, 2023, the parties to the MSG Networks Litigation reached an agreement in principle to settle the MSG Networks Litigation, without admitting liability, on the terms and conditions set forth in a binding term sheet, which was incorporated into a long-form settlement agreement (the “MSGN Settlement Agreement”) that was filed with the Court on May 18, 2023. The MSGN Settlement Agreement provided for, among other things, the final dismissal of the MSG Networks Litigation in exchange for a settlement payment to the plaintiffs and the class of approximately $48,500, of which approximately $28,000 has been paid by the Company and approximately $20,500 has been paid to the plaintiffs by insurers (who agreed to advance these costs subject to final resolution of the parties’ insurance coverage dispute). The MSGN Settlement Agreement was approved by the Court on August 14, 2023, which constituted the final judgment in the action. MSG Networks Inc. has a dispute with its insurers over whether and to what extent there is insurance coverage for the settlement (and has settled with one of the insurers). The dispute between MSG Networks Inc. and the remaining insurers is in litigation. On June 24, 2026, the court found, at the summary judgment phase, in favor of the insurers, finding that the insurers were not obligated to cover the MSG Networks Inc. settlement costs. As a result of this decision, approximately $25,900 has been accrued in Accrued expenses and other current liabilities as of June 30, 2026 (compared to approximately $18,000 as of December 31, 2025). MSG Networks Inc. plans to appeal that decision.
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

SPHERE ENTERTAINMENT CO.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
(continued)
Note 10. Credit Facilities and Convertible Notes
The following table summarizes the presentation of the outstanding balances under the Company’s credit agreements and convertible notes as of June 30, 2026 and December 31, 2025:

	As of
	June 30, 2026			December 31, 2025
	Principal	Unamortized Deferred Financing Costs	Net	Principal	Unamortized Deferred Financing Costs	Net
Current portion
MSG Networks term loan facility (a)	$58,263	$—	$58,263	$63,009	$—	$63,009
Current portion of long-term debt, net	$58,263	$—	$58,263	$63,009	$—	$63,009
_________________
(a)     The June 30, 2026 carrying amount of the MSG Networks term loan facility is calculated pursuant to the troubled debt restructuring guidance as further discussed below in this Note 10.

	As of
	June 30, 2026				December 31, 2025
	Principal	Debt Discount	Unamortized Deferred Financing Costs	Net	Principal	Debt Discount	Unamortized Deferred Financing Costs	Net
Non-current portion
MSG Networks term loan facility (a)	$195,990	$—	$—	$195,990	$240,695	$—	$—	$240,695
2026 LV Sphere Term Loan Facility	275,000	—	(3,577)	271,423	—	—	—	—
2022 LV Sphere Term Loan Facility	—	—	—	—	275,000	—	(2,151)	272,849
3.50% Convertible Senior Notes	258,750	(3,460)	(561)	254,729	258,750	(4,168)	(687)	253,895
Long-term debt, net	$729,740	$(3,460)	$(4,138)	$722,142	$774,445	$(4,168)	$(2,838)	$767,439
_________________
(a)     The June 30, 2026 carrying amount of the MSG Networks term loan facility is calculated pursuant to the troubled debt restructuring guidance, as further discussed below in this Note 10.
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

Pursuant to the A&R MSGN Credit Agreement, the Prior MSGN Credit Facilities were replaced with a $210,000 term loan facility (the “MSGN Term Loan Facility”), which matures on December 31, 2029. The outstanding balance under the MSGN Term Loan Facility was $115,632 as of June 30, 2026.
Interest Rates. Borrowings under the A&R MSGN Credit Agreement bear interest at a rate per annum, which at the option of MSGN L.P., may be equal to either (i) adjusted Term SOFR (i.e., Term SOFR as defined in the A&R MSGN Credit Agreement, plus 0.10%) plus 5.00% or (ii) Alternate Base rate, as defined in the A&R MSGN Credit Agreement, plus 4.00%. Upon a payment default in respect of principal, interest or other amounts due and payable under the A&R MSGN Credit Agreement or related loan documents,

SPHERE ENTERTAINMENT CO.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
(continued)
default interest will accrue on all overdue amounts at an additional rate of 2.00% per annum. The interest rate on the MSGN Term Loan Facility as of June 30, 2026 was 8.74%.
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

Principal Repayments. Subject to customary notice and minimum amount conditions, MSGN L.P. may voluntarily prepay outstanding loans under the A&R MSGN Credit Agreement at any time, in whole or in part, without premium or penalty (except for customary breakage costs with respect to Term Benchmark (as defined in the A&R MSGN Credit Agreement) loans). The MSGN Term Loan Facility has a fixed amortization of $10,000 per quarter, which commenced on September 30, 2025. During the six months ended June 30, 2026, MSGN L.P. made fixed amortization payments of $20,000. MSGN L.P. is required to make mandatory prepayments pursuant to a mandatory cash sweep, determined at the end of each fiscal quarter, that requires 100% of MSGN L.P.’s and the MSGN Subsidiary Guarantors’ excess balance sheet cash over certain thresholds (subject to certain exclusions) to be used to repay the principal amount outstanding. MSGN L.P. is further required to make mandatory prepayments in certain circumstances, including from the net cash proceeds of certain dispositions of assets or casualty insurance and/or condemnation awards (subject to a threshold below which payments are not required, as well as certain reinvestment, repair and replacement rights) and upon the incurrence of indebtedness (subject to certain exceptions).
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
2026 LV Sphere Facilities
General. On January 29, 2026, MSG Las Vegas, LLC (“MSG LV”), an indirect, wholly-owned subsidiary of the Company, entered into a credit agreement with JPMorgan Chase Bank, N.A., as Administrative Agent and L/C Issuer, and the lenders party thereto, which refinanced in full the 2022 LV Sphere Term Loan Facility (as defined and described below). The new credit agreement provides for (i) a $275,000 senior secured term loan facility (the “2026 LV Sphere Term Loan Facility”), the proceeds of which were used to refinance the 2022 LV Sphere Term Loan Facility, and (ii) a senior secured revolving credit facility in the maximum principal amount of $275,000 (the “2026 LV Sphere Revolving Credit Facility” and collectively, the “2026 LV Sphere Facilities”), the proceeds of which are available to be used for working capital and general corporate purposes, including distributions to Sphere Entertainment Group. All obligations under the 2026 LV Sphere Facilities are guaranteed by Sphere Entertainment Group. None of Sphere Entertainment Co., MSG Networks, MSGN L.P. or any of the subsidiaries of MSGN L.P. are parties to the 2026 LV Sphere Facilities. As a result of the partial repayment of the 2022 LV Sphere Term Loan Facility, the Company wrote off $2,071 of deferred financing costs during the quarter ended March 31, 2026, which is presented as a loss on extinguishment on the Company’s condensed consolidated statements of operations.

Financial Covenants. The 2026 LV Sphere Facilities include financial covenants requiring MSG LV to maintain a minimum debt service coverage ratio of 2.50:1.00 and a maximum total leverage ratio of 3.50:1.00. Both covenants are tested quarterly based on the four consecutive fiscal quarters of MSG LV then most recently ended. As of June 30, 2026, MSG LV was in compliance with the financial covenants of the 2026 LV Sphere Facilities.

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
Interest Rates. Borrowings under the 2026 LV Sphere Facilities bear interest at a floating rate, which at the option of MSG LV may be either (i) Term SOFR (as defined in the 2026 LV Sphere Facilities) plus a margin that ranges from 2.50% to 3.00% based on MSG LV’s total leverage ratio or (ii) the Alternative Base Rate (as defined in the 2026 LV Sphere Facilities) plus a margin that ranges from 1.50% to 2.00% based on MSG LV’s total leverage ratio. The interest rate on the 2026 LV Sphere Term Loan Facility as of June 30, 2026 was 6.39%.
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
2022 LV Sphere Term Loan Facility
General. On December 22, 2022, MSG LV, entered into a credit agreement with JP Morgan Chase Bank, N.A., as administrative agent and the lenders party thereto, providing for a five-year, $275,000 senior secured term loan facility (as amended, the “2022 LV Sphere Term Loan Facility”).
Interest Rates. Borrowings under the 2022 LV Sphere Term Loan Facility bore interest at a floating rate, which at the option of MSG LV may have been either (i) a base rate plus a margin of 3.375% per annum or (ii) adjusted Term SOFR (i.e., Term SOFR plus 0.10%)

SPHERE ENTERTAINMENT CO.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
(continued)
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
Debt Maturities
Debt maturities over the next five years for the outstanding principal balance under the MSGN Term Loan Facility, 2026 LV Sphere Term Loan Facility and 3.50% Convertible Senior Notes as of June 30, 2026 were as follows:

	MSGN Term Loan Facility (a)	2026 LV Sphere Term Loan Facility	3.50% Convertible Senior Notes	Total
Year ending December 31, 2026	$20,000	$—	$—	$20,000
Year ending December 31, 2027	40,000	—	—	40,000
Year ending December 31, 2028	40,000	13,750	258,750	312,500
Year ending December 31, 2029	15,632	13,750	—	29,382
Year ending December 31, 2030	—	13,750	—	13,750
Thereafter	—	233,750	—	233,750
Total debt	$115,632	$275,000	$258,750	$649,382
_________________
(a)    The carrying amount of the MSGN Term Loan Facility, which is calculated by applying the troubled debt restructuring guidance as discussed above, was $254,253 as of June 30, 2026. Due to uncertainty in amounts payable and timing, Contingent Interest Units and undiscounted interest payments are excluded from the table above.
Interest payments and loan principal repayments made by the Company under the credit agreements and convertible notes for the six months ended June 30, 2026 and 2025 were as follows:

	Interest Payments		Loan Principal Repayments
	Six Months Ended		Six Months Ended
	June 30,		June 30,
	2026	2025	2026	2025
MSG Networks term loan facility (a)	$6,200	$36,187	$43,305	$105,000
2026 LV Sphere Term Loan Facility	9,254	—	—	—
2022 LV Sphere Term Loan Facility	—	12,574	—	—
3.50% Convertible Senior Notes	4,528	4,528	—	—
Total Payments	$19,982	$53,289	$43,305	$105,000
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

SPHERE ENTERTAINMENT CO.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
(continued)
The carrying value and fair value of the Company’s debt recorded in the accompanying condensed consolidated balance sheets as of June 30, 2026 and December 31, 2025 were as follows:

	As of
	June 30, 2026		December 31, 2025
	Carrying Value (a)	Fair Value	Carrying Value (a)	Fair Value
Liabilities:
MSG Networks term loan facility	$254,253	$110,428	$303,704	$147,811
2026 LV Sphere Term Loan Facility	275,000	270,875	—	—
2022 LV Sphere Term Loan Facility	—	—	275,000	270,875
3.50% Convertible Senior Notes	255,290	1,268,030	254,582	711,097
Total debt	$784,543	$1,649,333	$833,286	$1,129,783
_________________
(a)    The total carrying value of the Company’s debt as of June 30, 2026 and December 31, 2025 is equal to the current and non-current principal payments for the Company’s debt, excluding unamortized deferred financing costs of $4,138 and $2,838, respectively.
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
Defined Benefit Pension Plans and Postretirement Benefit Plan
The following tables present components of net periodic benefit cost for the Pension Plans and Postretirement Plan included in the accompanying condensed consolidated statements of operations for the three and six months ended June 30, 2026 and 2025. Service cost is recorded in Direct operating expenses and Selling, general and administrative expenses. All other components of net periodic benefit cost are recorded in Other expense, net.

	Pension Plans		Postretirement Plan
	Three Months Ended		Three Months Ended
	June 30,		June 30,
	2026	2025	2026	2025
Service cost	$47	$48	$4	$4
Interest cost	486	494	22	24
Expected return on plan assets	(246)	(238)	—	—
Recognized actuarial loss	99	85	10	—
Net periodic benefit cost	$386	$389	$36	$28

SPHERE ENTERTAINMENT CO.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
(continued)

	Pension Plans		Postretirement Plan
	Six Months Ended		Six Months Ended
	June 30,		June 30,
	2026	2025	2026	2025
Service cost	$94	$96	$8	$8
Interest cost	972	988	44	48
Expected return on plan assets	(492)	(476)	—	—
Recognized actuarial loss	198	170	20	—
Net periodic benefit cost	$772	$778	$72	$56
Contributions for Qualified Defined Benefit Plans
The Company sponsors one non-contributory, qualified defined benefit pension plan covering certain of its union employees, the “Networks 1212 Plan.” During the three and six months ended June 30, 2026, the Company contributed $130 to the Networks 1212 Plan. During the three and six months ended June 30, 2025, the Company did not contribute any amounts to the Networks 1212 Plan.
Defined Contribution Plans
The Company sponsors the MSGN Holdings, L.P. Excess Savings Plan and the Sphere Entertainment Excess Savings Plan, and participates in the Madison Square Garden 401(k) Savings Plan (collectively, the “Savings Plans”). Expenses related to the Savings Plans included in the accompanying condensed consolidated statements of operations were $2,676 and $4,289 for the three and six months ended June 30, 2026, respectively, and $2,417 and $4,012 for the three and six months ended June 30, 2025, respectively.

Executive Deferred Compensation
See Note 15. Pension Plans and Other Postretirement Benefit Plan to the Company’s Audited Consolidated Financial Statements included in the Form 10-K for more information regarding the Company’s Executive Deferred Compensation Plan (the “Executive Deferred Compensation Plan”). The Company recorded compensation expense of $262 and $228 for the three and six months ended June 30, 2026, respectively, and $220 and $240 for the three and six months ended June 30, 2025, respectively, within Selling, general and administrative expenses in the accompanying condensed consolidated statements of operations to reflect the remeasurement of the Executive Deferred Compensation Plan liability. In addition, the Company recorded a gain of $262 and $228 for the three and six months ended June 30, 2026, respectively, and gain of $220 and $240 for the three and six months ended June 30, 2025, respectively, within Other expense, net in the accompanying condensed consolidated statements of operations to reflect remeasurement of the fair value of assets under the Executive Deferred Compensation Plan.

The following table summarizes amounts recognized related to the Executive Deferred Compensation Plan in the accompanying condensed consolidated balance sheets:

	As of
	June 30, 2026	December 31, 2025
Non-current assets (included in Investments)	$3,831	$3,669
Non-current liabilities (included in Other non-current liabilities)	$(3,831)	$(3,680)
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

SPHERE ENTERTAINMENT CO.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
(continued)
The following table summarizes the Company’s share-based compensation expense:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2026	2025	2026	2025
Share-based compensation (a)	$29,000	$19,497	$52,735	$40,918
Fair value of awards vested	$8,712	$8,848	$20,326	$11,460
_________________
(a)    Share-based compensation excludes costs that have been capitalized of $191 and $546 for the six months ended June 30, 2026 and 2025, respectively.
As of June 30, 2026, there was $77,221 of unrecognized compensation cost related to unvested RSUs, PSUs, stock options and SARs held by the Company’s employees. The cost is expected to be recognized over a weighted-average period of approximately 1.84 years.
For the three and six months ended June 30, 2026, all RSUs, PSUs and stock options were excluded from the calculation of diluted loss per share because the Company reported a net loss attributable to Sphere Entertainment Co.’s stockholders for the periods and, therefore, their impact on reported loss per share would have been anti-dilutive.
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
Award Activity
RSUs
During the six months ended June 30, 2026 and 2025, approximately 160 and 465 RSUs were granted, respectively, and approximately 145 and 235 RSUs vested, respectively.
PSUs
During the six months ended June 30, 2026 and 2025, approximately 120 and 368 PSUs were granted, respectively, and approximately 56 and 158 PSUs vested, respectively.
Stock options
During the six months ended June 30, 2026, there were no stock options granted or vested and approximately 409 stock options were exercised. During the six months ended June 30, 2025, there were 1,685 stock options granted and no stock options were vested or exercised.
Note 13. Stockholders’ Equity
Preferred Stock
The Company is authorized to issue 15,000 shares of preferred stock, par value $0.01. As of June 30, 2026 and December 31, 2025, no shares of preferred stock were outstanding.
Stock Repurchase Program
On March 31, 2020, the Company’s Board of Directors authorized a share repurchase program to repurchase up to $350,000 of the Company’s Class A Common Stock. The program was re-authorized by the Company’s Board of Directors on March 29, 2023. Under the authorization, shares of Class A Common Stock may be purchased from time to time in open market or private transactions, block trades or such other manner as the Company may determine, in accordance with applicable insider trading and other securities laws and regulations. The timing and amount of purchases will depend on market conditions and other factors. During the six months ended June 30, 2026, the Company did not engage in any share repurchase activities under its share repurchase program. As of June 30, 2026, the Company had approximately $300,000 remaining available for repurchases of the Company’s Class A Common Stock.
Accumulated Other Comprehensive Loss
The following tables detail the components of accumulated other comprehensive loss:

SPHERE ENTERTAINMENT CO.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
(continued)

	Pension Plans and Postretirement Plan	Cumulative Translation Adjustments	Accumulated Other Comprehensive Loss
Balance as of December 31, 2025	$(6,854)	$6,072	$(782)
Other comprehensive loss:
Other comprehensive income (loss) before reclassifications	—	(111)	(111)
Amounts reclassified from accumulated other comprehensive loss (a)	(372)	—	(372)
Income tax benefit	96	28	124
Other comprehensive loss, total	(276)	(83)	(359)
Balance as of March 31, 2026	$(7,130)	$5,989	$(1,141)
Other comprehensive loss:
Other comprehensive income (loss) before reclassifications	—	(104)	(104)
Amounts reclassified from accumulated other comprehensive loss (a)	(372)	—	(372)
Income tax benefit	95	27	122
Other comprehensive loss, total	(277)	(77)	(354)
Balance as of June 30, 2026	$(7,407)	$5,912	$(1,495)

	Pension Plans and Postretirement Plan	Cumulative Translation Adjustments	Accumulated Other Comprehensive Loss
Balance as of December 31, 2024	$(5,877)	$(1,631)	$(7,508)
Other comprehensive (loss) income:
Other comprehensive income before reclassifications	—	1,941	1,941
Amounts reclassified from accumulated other comprehensive loss (a)	(233)	—	(233)
Income tax benefit	62	215	277
Other comprehensive (loss) income, total	(171)	2,156	1,985
Balance as of March 31, 2025	$(6,048)	$525	$(5,523)
Other comprehensive (loss) income:
Other comprehensive income before reclassifications	—	2,546	2,546
Amounts reclassified from accumulated other comprehensive loss (a)	(234)	6,175	5,941
Income tax benefit (expense)	63	(3,061)	(2,998)
Other comprehensive (loss) income, total	(171)	5,660	5,489
Balance as of June 30, 2025	$(6,219)	$6,185	$(34)
______________
(a)    Amounts reclassified from accumulated other comprehensive loss represent the amortization of net actuarial loss and net unrecognized prior service credit included in net periodic benefit cost, which is reflected under Other expense, net in the accompanying condensed consolidated statements of operations (see Note 11. Pension Plans and Other Postretirement Benefit Plan).

Computation of (loss) earnings per-share

During the three and six months ended June 30, 2026, shares issuable under share-based compensation plans and the 3.50% Convertible Senior Notes were excluded from the calculation because their effect would have been anti-dilutive.

See Note 12. Share-based Compensation for details on anti-dilutive shares.

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
Note 14. Related Party Transactions
As of June 30, 2026, certain members of the Dolan family, including certain trusts for the benefit of members of the Dolan family (collectively, the “Dolan Family Group”), collectively beneficially owned 100% of the Company’s outstanding Class B Common Stock, par value $0.01 per share (“Class B Common Stock”) and approximately 6.3% of the Company’s outstanding Class A Common Stock (inclusive of options exercisable within 60 days after June 30, 2026) for purposes of Section 13(d) of the Securities Exchange Act of 1934, as amended. Such shares of the Company’s Class A Common Stock and Class B Common Stock, collectively, represent approximately 72.0% of the aggregate voting power of the Company’s outstanding common stock. Members of the Dolan family are also the controlling stockholders of MSG Entertainment, Madison Square Garden Sports Corp. (“MSG Sports”) and AMC Global Media Inc. (formerly AMC Networks Inc., “AMC Networks”).
See Note 19. Related Party Transactions, to the Audited Consolidated Financial Statements included in the Form 10-K for a description of the Company’s related party arrangements. There were no material changes in such related party arrangements during the three and six months ended June 30, 2026.
Accrued liabilities associated with other equity method investment nonconsolidated affiliates were $18,204 as of June 30, 2026 and December 31, 2025, and are reported under Accrued expenses and other current liabilities in the accompanying condensed consolidated balance sheets.
Revenues and Operating Expenses
The following table summarizes the composition and amounts of the transactions with the Company’s related parties. These amounts are reflected in revenues and operating expenses in the accompanying condensed consolidated statements of operations for the three and six months ended June 30, 2026 and 2025:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2026	2025	2026	2025
Revenues	$296	$1,202	$1,638	$2,486
Operating expenses:
Media fees	33,915	24,181	68,186	69,124
Corporate general and administrative expenses, net - MSG Entertainment Services Agreement	16,504	17,188	32,967	34,522
Origination, master control and technical services	1,184	1,161	2,368	2,322
Other operating expenses, net (a)	5,934	2,270	9,953	5,750
Total operating expenses, net (b)	$57,537	$44,800	$113,474	$111,718
_________________
(a)    Other operating expenses, net, includes reimbursements to MSG Entertainment for aircraft-related expenses, professional and payroll fees, and Crown Properties Collection LLC (“CPC”) commission, as well as AMC Global Media consulting service fees. In June 2025, CPC repurchased the Company’s equity interest in CPC, and as a result, CPC is no longer considered to be a related party.
(b)    Of the total operating expenses, net $35,197 and $70,644 for the three and six months ended June 30, 2026, respectively, and $25,411 and $71,698 for the three and six months ended June 30, 2025, respectively, are included in Direct operating expenses in the accompanying condensed consolidated statements of operations. Of the total operating expenses, net, $22,340 and $42,831 for the three and six months ended June 30, 2026, respectively, and $19,389 and $40,020 for the three and six months ended June 30, 2025, respectively, are included in Selling, general and administrative expenses in the accompanying condensed consolidated statements of operations.

SPHERE ENTERTAINMENT CO.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
(continued)
Note 15. Segment Information
As of June 30, 2026, the Company was comprised of two reportable segments: Sphere and MSG Networks. The Company takes into account whether two or more operating segments can be aggregated together as one reportable segment as well as the type of discrete financial information that is available and regularly reviewed by its Chief Operating Decision Maker (“CODM”). The CODM is the Company’s Executive Chairman and Chief Executive Officer.
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

SPHERE ENTERTAINMENT CO.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
(continued)
Information as to the operations of the Company’s reportable segments is set forth below.

	Three Months Ended
	June 30, 2026
	Sphere	MSG Networks	Total
Revenues	$226,353	$87,286	$313,639
Operating expenses:
Event-related expenses (a)	84,180	—	84,180
Rights fee expense	—	48,541	48,541
Network programming and production costs	—	14,792	14,792
Other direct operating expenses (a)	3,550	—	3,550
Overhead expenses(b)	125,590	13,617	139,207
Other segment expenses(c)	82,609	2,022	84,631
Operating (loss) income	$(69,576)	$8,314	$(61,262)
Other income (expense):
Interest income			4,786
Interest expense			(8,273)
Other expense, net			(504)
Loss from operations before income taxes			$(65,253)
Reconciliation of operating (loss) income to adjusted operating income:
Operating (loss) income	$(69,576)	$8,314	$(61,262)
Adjustments:
Share-based compensation expense	17,043	679	17,722
Depreciation and amortization	82,286	2,022	84,308
Restructuring charges	323	—	323
Merger, debt work-out, and acquisition-related costs, including merger-related litigation expenses, net of insurance recoveries	8,206	—	8,206
Amortization for capitalized cloud computing arrangement costs	1,399	—	1,399
Remeasurement of deferred compensation plan liabilities	228	—	228
Adjusted operating income	$39,909	$11,015	$50,924

SPHERE ENTERTAINMENT CO.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
(continued)

	Three Months Ended
	June 30, 2025
	Sphere	MSG Networks	Total
Revenues	$175,587	$107,090	$282,677
Operating expenses:
Event-related expenses (a)	68,349	—	68,349
Rights fee expense	—	39,303	39,303
Network programming and production costs	—	15,664	15,664
Other direct operating expenses (a)	8,002	—	8,002
Overhead expenses(b)	96,389	16,634	113,023
Other segment expenses(c)	86,295	2,200	88,495
Operating (loss) income	$(83,448)	$33,289	$(50,159)
Other income (expense):
Gain on extinguishment of debt			346,092
Interest income			4,084
Interest expense			(25,862)
Other expense, net			(400)
Income from operations before income taxes			$273,755
Reconciliation of operating (loss) income to adjusted operating income:
Operating (loss) income	$(83,448)	$33,289	$(50,159)
Adjustments:
Share-based compensation expense	17,953	897	18,850
Depreciation and amortization	81,707	2,200	83,907
Restructuring charges	947	—	947
Impairment and other losses, net	3,641	—	3,641
Merger, debt work-out, and acquisition-related costs, including merger-related litigation expenses, net of insurance recoveries	2,351	131	2,482
Amortization for capitalized cloud computing arrangement costs	1,579	—	1,579
Remeasurement of deferred compensation plan liabilities	219	—	219
Adjusted operating income	$24,949	$36,517	$61,466

SPHERE ENTERTAINMENT CO.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
(continued)

	Six Months Ended
	June 30, 2026
	Sphere	MSG Networks	Total
Revenues	$492,318	$207,733	$700,051
Operating expenses:
Event-related expenses (a)	178,606	—	178,606
Rights fee expense	—	99,187	99,187
Network programming and production costs	—	34,567	34,567
Other direct operating expenses (a)	8,350	—	8,350
Overhead expenses(b)	232,186	28,724	260,910
Other segment expenses(c)	167,635	4,856	172,491
Operating (loss) income	$(94,459)	$40,399	$(54,060)
Other income (expense):
Loss on extinguishment of debt			(2,071)
Interest income			8,737
Interest expense			(16,312)
Other expense, net			(1,928)
Loss from operations before income taxes			$(65,634)
Reconciliation of operating (loss) income to adjusted operating income:
Operating (loss) income	$(94,459)	$40,399	$(54,060)
Adjustments:
Share-based compensation expense	30,186	1,446	31,632
Depreciation and amortization	164,560	4,115	168,675
Restructuring charges	2,996	741	3,737
Impairment and other losses, net	79	—	79
Merger, debt work-out, and acquisition-related costs, including merger-related litigation expenses, net of insurance recoveries	8,293	—	8,293
Amortization for capitalized cloud computing arrangement costs	2,316	—	2,316
Remeasurement of deferred compensation plan liabilities	228	—	228
Adjusted operating income	$114,199	$46,701	$160,900

SPHERE ENTERTAINMENT CO.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
(continued)

	Six Months Ended
	June 30, 2025
	Sphere	MSG Networks	Total
Revenues	$333,132	$230,119	$563,251
Operating expenses:
Event-related expenses (a)	130,846	—	130,846
Rights fee expense	—	106,449	106,449
Network programming and production costs	—	36,305	36,305
Other direct operating expenses (a)	16,041	—	16,041
Overhead expenses(b)	192,793	34,499	227,292
Other segment expenses(c)	170,662	4,424	175,086
Operating (loss) income	$(177,210)	$48,442	$(128,768)
Other income (expense):
Gain on extinguishment of debt			346,092
Interest income			7,962
Interest expense			(52,068)
Other expense, net			(1,740)
Income from operations before income taxes			$171,478
Reconciliation of operating (loss) income to adjusted operating income:
Operating (loss) income	$(177,210)	$48,442	$(128,768)
Adjustments:
Share-based compensation expense	37,907	2,538	40,445
Depreciation and amortization	163,712	4,424	168,136
Restructuring charges	2,788	—	2,788
Impairment and other losses, net	4,162	—	4,162
Merger, debt work-out, and acquisition-related costs, including merger-related litigation expenses, net of insurance recoveries	3,339	3,934	7,273
Amortization for capitalized cloud computing arrangement costs	3,158	—	3,158
Remeasurement of deferred compensation plan liabilities	240	—	240
Adjusted operating income	$38,096	$59,338	$97,434
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
Concentration of Risk
Accounts receivable, net in the accompanying condensed consolidated balance sheets as of June 30, 2026 and December 31, 2025 include amounts due from the following individual customers, which accounted for the noted percentages of the gross balance:

	As of
	June 30, 2026	December 31, 2025
Customer A	9%	9%
Customer B	8%	11%
Customer C	8%	8%

SPHERE ENTERTAINMENT CO.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
(continued)
Revenues in the accompanying condensed consolidated statements of operations for the three and six months ended June 30, 2026 and 2025 include amounts from the following individual customers, derived from the MSG Networks segment, which accounted for the noted percentages of the total:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2026	2025	2026	2025
Customer 1	8%	11%	8%	11%
Customer 2	6%	9%	6%	6%
Customer 3	6%	8%	6%	8%
Note 16. Additional Financial Information
The following table provides a summary of the amounts recorded as cash, cash equivalents and restricted cash.

	As of
	June 30, 2026	December 31, 2025
Cash and cash equivalents	$550,974	$507,776
Restricted cash	1,045	13,488
Total cash, cash equivalents and restricted cash	$552,019	$521,264
The Company’s cash equivalents consist of money market accounts, time deposits and U.S. treasury bills of $537,696 and $99,433 as of June 30, 2026 and December 31, 2025, respectively. Cash, cash equivalents, and restricted cash are measured at fair value within Level I of the fair value hierarchy on a recurring basis using observable inputs that reflect quoted prices for identical assets in active markets. The Company’s restricted cash includes cash deposited in escrow accounts. The Company has deposited cash in interest-bearing escrow accounts related to collateral for its operating leases, and general liability insurance obligations.
Prepaid expenses and other current assets consisted of the following:

	As of
	June 30, 2026	December 31, 2025
Prepaid expenses	$24,696	$38,543
Other receivables	8,820	10,839
Inventory	17,628	14,453
Deferred costs, current	7,771	17,627
Other	7,991	11,362
Total prepaid expenses and other current assets	$66,906	$92,824
Accrued expenses and other current liabilities consisted of the following:

	As of
	June 30, 2026	December 31, 2025
Accrued payroll and employee related liabilities	$42,198	$63,542
Cash due to promoters	151,836	163,499
Capital expenditure accruals	116,026	130,061
Accrued legal fees	28,082	19,361
Other accrued expenses	53,365	55,014
Total Accrued expenses and other current liabilities	$391,507	$431,477
Income Taxes
During the six months ended June 30, 2026 and 2025, the Company made income tax payments, net of refunds, of $15,465 and $1,939, respectively.

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
•DCT Abu Dhabi’s ability to complete construction of Sphere Abu Dhabi;
•our ability to negotiate and execute definitive agreements for the financing and development of a Sphere venue at National Harbor, Maryland, as well as the receipt of certain governmental incentives and approvals from Prince George’s County and the State of Maryland related to the development and construction of the venue;
•our ability to construct, finance and operate new Sphere venues, and the investments, costs and timing associated with those efforts, including obtaining financing and governmental incentives, the impact of inflation and tariffs, and any construction delays and/or cost overruns;
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

•our ability to successfully execute MSG Networks’ strategy for its direct-to-consumer (“DTC”) and authenticated streaming offering, MSG+ (which is currently included in the Gotham Sports streaming product and is anticipated to be available through the DAZN streaming product during the 2026-2027 National Basketball Association (the “NBA”) and National Hockey League (the “NHL”) seasons), the success of such offering and our ability to adapt to new content distribution platforms or changes in consumer behavior resulting from emerging technologies;
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
•business, reputational and litigation risk due to a cyber or other security incident resulting in loss, disclosure or misappropriation of stored personal information, disruption of our Sphere or MSG Networks businesses or disclosure of confidential information or other breaches of our information security;
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
The Company is focused on creating a global network of Spheres. The Company is working with DCT Abu Dhabi to bring Sphere to Abu Dhabi, United Arab Emirates. In May 2026, Yas Island was selected as the site for Sphere Abu Dhabi. DCT Abu Dhabi is funding construction, which is expected to be completed by end of 2029. In January 2026, the Company, the State of Maryland, Prince George’s County, and Peterson Companies announced the Company’s intent to develop a new Sphere venue at National Harbor, Maryland.
MSG Networks: This segment is comprised of the Company’s regional sports and entertainment networks, MSG Network and MSG Sportsnet, as well as its DTC and authenticated streaming offering, MSG+ (which is currently included in the Gotham Sports streaming product and is anticipated to be available through the DAZN streaming product during the 2026-2027 NBA and NHL seasons). MSG Networks serves the New York designated market area, as well as other portions of New York, New Jersey, Connecticut and Pennsylvania and features a wide range of sports content, including exclusive live local games and other programming of the New York Knicks of the NBA and the New York Rangers, New York Islanders, New Jersey Devils and Buffalo Sabres of the NHL, as well as significant coverage of the New York Giants and the Buffalo Bills of the National Football League.
Our MD&A is organized as follows:
Results of Operations. This section provides an analysis of our unaudited results of operations for the three and six months ended June 30, 2026 and 2025 on both a (i) consolidated basis and (ii) segment basis.
Liquidity and Capital Resources. This section provides a discussion of our financial condition and liquidity, an analysis of our cash flows for the six months ended June 30, 2026 and 2025, as well as certain contractual obligations and off-balance sheet arrangements.
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
Factors Affecting Operating Results
The operating results of our Sphere segment are largely dependent on our ability to continue to attract (i) audiences to The Sphere Experience, (ii) advertisers and marketing partners, and (iii) guests to attend, and artists, entertainers and athletes, to perform at, residencies, concerts and other events at our venue. The operating results of our MSG Networks segment are largely dependent on (i) the terms of MSG Networks’ affiliation agreements with Distributors (including renewals thereof), (ii) the number of subscribers of MSG Networks’ Distributors, (iii) the terms of MSG Networks’ media rights agreements (including renewals thereof), (iv) the ability of MSG Networks to make its required debt service payments, including quarterly principal amortization payments pursuant to the terms of its term loan facility, (v) the success of MSG+, MSG Networks’ DTC and authenticated streaming offering, and (vi) the advertising rates MSG Networks charges advertisers. Certain of these factors in turn depend on the popularity and/or performance of the professional sports teams whose games MSG Networks broadcasts on its networks.
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

Condensed Consolidated Results of Operations
Comparison of the Three and Six Months Ended June 30, 2026 versus the Three and Six Months Ended June 30, 2025
The tables below set forth, for the periods presented, certain historical financial information.

	Three Months Ended
	June 30,		Change
	2026	2025	Amount	Percentage
Revenues	$313,639	$282,677	$30,962	11%
Operating expenses:
Direct operating expenses	151,063	131,318	19,745	15%
Selling, general and administrative expenses	139,207	113,023	26,184	23%
Depreciation and amortization	84,308	83,907	401	—%
Impairments and other losses, net	—	3,641	(3,641)	NM
Restructuring charges	323	947	(624)	(66)%
Operating loss	(61,262)	(50,159)	(11,103)	22%
Other income (expense):
Gain on extinguishment of debt	—	346,092	(346,092)	NM
Interest income	4,786	4,084	702	17%
Interest expense	(8,273)	(25,862)	17,589	(68)%
Other expense, net	(504)	(400)	(104)	26%
(Loss) income from continuing operations before income taxes	(65,253)	273,755	(339,008)	(124)%
Income tax benefit (expense)	26,926	(121,939)	148,865	(122)%
Net (loss) income	(38,327)	151,816	(190,143)	(125)%
Less: Net income attributable to participating securities	461	—	461	NM
Net (loss) income attributable to Sphere Entertainment Co.’s stockholders	$(38,788)	$151,816	$(190,604)	(126)%

	Six Months Ended
	June 30,		Change
	2026	2025	Amount	Percentage
Revenues	$700,051	$563,251	$136,800	24%
Operating expenses:
Direct operating expenses	320,710	289,641	31,069	11%
Selling, general and administrative expenses	260,910	227,292	33,618	15%
Depreciation and amortization	168,675	168,136	539	—%
Impairments and other losses, net	79	4,162	(4,083)	(98)%
Restructuring charges	3,737	2,788	949	34%
Operating loss	(54,060)	(128,768)	74,708	(58)%
Other income (expense):
(Loss) gain on extinguishment of debt	(2,071)	346,092	(348,163)	(101)%
Interest income	8,737	7,962	775	10%
Interest expense	(16,312)	(52,068)	35,756	(69)%
Other expense, net	(1,928)	(1,740)	(188)	11%
(Loss) income from continuing operations before income taxes	(65,634)	171,478	(237,112)	(138)%
Income tax benefit (expense)	31,767	(101,616)	133,383	(131)%
Net (loss) income	(33,867)	69,862	(103,729)	(148)%
Less: Net income attributable to participating securities	6,514	—	6,514	NM
Net (loss) income attributable to Sphere Entertainment Co.’s stockholders	$(40,381)	$69,862	$(110,243)	(158)%

_________________
NM — Absolute percentages greater than 200% and comparisons from positive to negative values or to zero values are considered not meaningful.
The following is a summary of changes in our segments’ operating results for the three and six months ended June 30, 2026 as compared to the three and six months ended June 30, 2025, which are discussed below under “—Business Segment Results.”

	Three Months Ended
	June 30, 2026
Changes attributable to	Revenues	Direct operating expenses	Selling, general and administrative expenses	Depreciation and amortization	Impairments and other losses, net	Restructuring charges	Operating income (loss)
Sphere segment	$50,766	$11,379	$29,201	$579	$(3,641)	$(624)	$13,872
MSG Networks segment	(19,804)	8,366	(3,017)	(178)	—	—	(24,975)
	$30,962	$19,745	$26,184	$401	$(3,641)	$(624)	$(11,103)

	Six Months Ended
	June 30, 2026
Changes attributable to	Revenues	Direct operating expenses	Selling, general and administrative expenses	Depreciation and amortization	Impairments and other losses, net	Restructuring charges	Operating income (loss)
Sphere segment	$159,186	$40,069	$39,393	$848	$(4,083)	$208	$82,751
MSG Networks segment	(22,386)	(9,000)	(5,775)	(309)	—	741	(8,043)
	$136,800	$31,069	$33,618	$539	$(4,083)	$949	$74,708
Depreciation and amortization
For the three and six months ended June 30, 2026, depreciation and amortization increased $401 and $539, respectively, as compared to the prior year periods due to the increase in total property and equipment, gross in 2026 as compared to 2025.
Impairments and other losses, net
During the three and six months ended June 30, 2026, the Company recognized impairments and other losses, net of $0 and $79, respectively. During the three and six months ended June 30, 2025, the Company recognized impairments and other losses, net of $3,641 and $4,162, respectively, primarily due to the recorded losses of $3,741 from the sale of the Company’s land in Stratford, London and fixed assets at Sphere Las Vegas that were removed from the venue and were impaired.
Restructuring charges
For the three and six months ended June 30, 2026, the Company recorded restructuring charges of $323 and $3,737, respectively, as compared to restructuring charges of $947 and $2,788, in the three and six months ended June 30, 2025, respectively, primarily related to termination benefits provided as part of a voluntary exit program the Company conducted during each six month period.
Gain (loss) on extinguishment of debt
For the three and six months ended June 30, 2026, the Company recorded a loss on extinguishment of debt of $0 and $2,071, respectively, related to the write-off of deferred financing costs in connection with the partial repayment of its 2022 LV Sphere Term Loan Facility.
Interest income
For the three and six months ended June 30, 2026, interest income increased $702 and $775, respectively, as compared to the prior year periods, primarily due to higher average cash and cash equivalent balances.
Interest expense
For the three and six months ended June 30, 2026, interest expense decreased $17,589 and $35,756, respectively, as compared to the prior year periods primarily due to the application of troubled debt restructuring for interest expense recognition for the MSGN Term Loan Facility as described in Note 10. Credit Facilities and Convertible Notes to the condensed consolidated financial statements included in “— Item 1. Financial Statements” of this Form 10-Q.

Other expense, net
For the three and six months ended June 30, 2026, other expense, net increased $104 and $188, respectively, as compared to the prior year periods, primarily due to higher losses on equity method investments and foreign exchange.
Income tax expense
In general, the Company is required to use an estimated annual effective tax rate to measure the tax benefit or expense recognized in an interim period. The estimated annual effective tax rate is revised on a quarterly basis.

For U.S. income tax purposes, the Company is required to recognize cancellation of debt income (“CODI”) on the difference between the face value of debt exchanged and the fair market value of new debt issued. On June 27, 2025, in connection with the execution of the A&R MSGN Credit Agreement, the Company recognized CODI of approximately $614,000, all of which was excluded from taxable income. In the six months ended June 30, 2026, as a result of a reassessment of the amount applicable as CODI under these provisions, we reduced the amount recognized by approximately $80,000.

Income tax benefit for the three and six months ended June 30, 2026 of $26,926 and $31,767, respectively, reflects an effective tax rate of 41% and 48%, respectively. The effective tax rate is higher than the statutory federal tax rate of 21% primarily due to discrete income tax benefit related to the impact of CODI, excess tax benefit related to share based award compensation, partially offset by nondeductible officers’ compensation.

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
Adjusted operating income
The following is a reconciliation of operating loss to adjusted operating income (as defined in Note 15. Segment Information to the condensed consolidated financial statements included in “— Item 1. Financial Statements” of this Form 10-Q) for the three and six months ended June 30, 2026 as compared to the prior year period:

	Three Months Ended
	June 30,		Change
	2026	2025	Amount	Percentage
Operating loss	$(61,262)	$(50,159)	$(11,103)	22%
Share-based compensation	17,722	18,850	(1,128)	(6)%
Depreciation and amortization	84,308	83,907	401	—%
Restructuring charges	323	947	(624)	(66)%
Impairments and other losses, net	—	3,641	(3,641)	NM
Merger, debt work-out, and acquisition-related costs, including merger-related litigation expenses, net of insurance recoveries	8,206	2,482	5,724	NM
Amortization for capitalized cloud computing arrangement costs	1,399	1,579	(180)	(11)%
Remeasurement of deferred compensation plan liabilities	228	219	9	4%
Adjusted operating income	$50,924	$61,466	$(10,542)	(17)%

	Six Months Ended
	June 30,		Change
	2026	2025	Amount	Percentage
Operating loss	$(54,060)	$(128,768)	$74,708	(58)%
Share-based compensation	31,632	40,445	(8,813)	(22)%
Depreciation and amortization	168,675	168,136	539	—%
Restructuring charges	3,737	2,788	949	34%
Impairments and other losses, net	79	4,162	(4,083)	(98)%
Merger, debt work-out, and acquisition-related costs, including merger-related litigation expenses, net of insurance recoveries	8,293	7,273	1,020	14%
Amortization for capitalized cloud computing arrangement costs	2,316	3,158	(842)	(27)%
Remeasurement of deferred compensation plan liabilities	228	240	(12)	(5)%
Adjusted operating income	$160,900	$97,434	$63,466	65%
________________
NM — Absolute percentages greater than 200% and comparisons from positive to negative values or to zero values are considered not meaningful.
Adjusted operating income for the three months ended June 30, 2026 decreased $10,542 as compared to the prior year period to $50,924. Adjusted operating income for the six months ended June 30, 2026 increased $63,466 as compared to the prior year period to $160,900. The changes in adjusted operating income were attributable to the Company’s segments as follows:

	Three Months Ended	Six Months Ended
Changes attributable to	June 30, 2026	June 30, 2026
Sphere segment	$14,960	$76,103
MSG Networks segment	(25,502)	(12,637)
	$(10,542)	$63,466
For a discussion of these variances, see “—Business Segment Results” below.

Business Segment Results
Sphere
The tables below set forth, for the periods presented, certain historical financial information and a reconciliation of operating loss to adjusted operating income for the Company’s Sphere segment.

	Three Months Ended
	June 30,		Change
	2026	2025	Amount	Percentage
Revenues	$226,353	$175,587	$50,766	29%
Operating expenses:
Direct operating expenses	87,730	76,351	11,379	15%
Selling, general and administrative expenses	125,590	96,389	29,201	30%
Depreciation and amortization	82,286	81,707	579	1%
Impairments and other losses, net	—	3,641	(3,641)	NM
Restructuring charges	323	947	(624)	(66)%
Operating loss	$(69,576)	$(83,448)	$13,872	(17)%
Reconciliation to adjusted operating income:
Share-based compensation	17,043	17,953	(910)	(5)%
Depreciation and amortization	82,286	81,707	579	1%
Restructuring charges	323	947	(624)	(66)%
Impairments and other losses, net	—	3,641	(3,641)	NM
Merger, debt work-out, and acquisition-related costs, including merger-related litigation expenses, net of insurance recoveries	8,206	2,351	5,855	NM
Amortization for capitalized cloud computing arrangement costs	1,399	1,579	(180)	(11)%
Remeasurement of deferred compensation plan liabilities	228	219	9	4%
Adjusted operating income	$39,909	$24,949	$14,960	60%

	Six Months Ended
	June 30,		Change
	2026	2025	Amount	Percentage
Revenues	$492,318	$333,132	$159,186	48%
Operating expenses:
Direct operating expenses	186,956	146,887	40,069	27%
Selling, general and administrative expenses	232,186	192,793	39,393	20%
Depreciation and amortization	164,560	163,712	848	1%
Impairments and other losses, net	79	4,162	(4,083)	(98)%
Restructuring charges	2,996	2,788	208	7%
Operating loss	$(94,459)	$(177,210)	$82,751	(47)%
Reconciliation to adjusted operating income:
Share-based compensation	30,186	37,907	(7,721)	(20)%
Depreciation and amortization	164,560	163,712	848	1%
Restructuring charges	2,996	2,788	208	7%
Impairments and other losses, net	79	4,162	(4,083)	(98)%
Merger, debt work-out, and acquisition-related costs, including merger-related litigation expenses, net of insurance recoveries	8,293	3,339	4,954	148%
Amortization for capitalized cloud computing arrangement costs	2,316	3,158	(842)	(27)%
Remeasurement of deferred compensation plan liabilities	228	240	(12)	(5)%
Adjusted operating income	$114,199	$38,096	$76,103	200%
________________

NM — Absolute percentages greater than 200% and comparisons from positive to negative values or to zero values are considered not meaningful.
Revenues
For the three and six months ended June 30, 2026, revenues increased $50,766 and $159,186, respectively, as compared to the prior year periods. The change in revenues was attributable to the following:

	Three Months Ended	Six Months Ended
	June 30, 2026	June 30, 2026
Increase in revenues for The Sphere Experience	$53,767	$135,440
Increase in revenues from sponsorship, signage, Exosphere advertising and suite license fee revenues	10,523	12,119
(Decrease) increase in event-related revenues	(11,662)	12,766
Other net decreases	(1,862)	(1,139)
	$50,766	$159,186
For the three and six months ended June 30, 2026, the increase in revenues for The Sphere Experience primarily reflects higher per-show revenue as compared to the prior year period due to the impact of The Wizard of Oz at Sphere, which debuted on August 28, 2025. In the current year period, The Sphere Experience reflected 220 and 429 performances of The Wizard of Oz at Sphere (which generated per-show revenue of approximately $553 and $647) for the three and six months ended June 30, 2026, respectively. For the three months ended June 30, 2025, The Sphere Experience reflected 215 total performances, comprised of 198 performances of Postcard From Earth and 17 performances of V-U2 An Immersive Concert Film (which generated a combined per-show revenue of approximately $315). For the six months ended June 30, 2025, The Sphere Experience reflected 415 total performances, comprised of 364 performances of Postcard From Earth and 51 performances of V-U2 An Immersive Concert Film (which generated a combined per-show revenue of approximately $342).
For the three and six months ended June 30, 2026, the increase in revenues from sponsorship, signage, Exosphere advertising and suite license fees reflects higher Exosphere advertising revenue and, to a lesser extent, higher sponsorship revenues (due to increased sales of existing sponsorship inventory) and suite license fee revenues.
For the three months ended June 30, 2026, the decrease in event-related revenues reflects (i) lower revenues from brand events, primarily due to the impact of two fewer brand events held in the current year period, partially offset by (ii) higher revenues from concerts. The increase in revenues from concerts reflected six additional concert residency shows held at Sphere in Las Vegas, offset by lower per-concert revenue due to the mix of concerts as compared to the prior year period.
For the six months ended June 30, 2026, the increase in event-related revenues reflects (i) higher revenues from concerts, primarily due to the impact of twelve additional concert residency shows held at Sphere in Las Vegas, partially offset by lower per-concert revenue due to the mix of concerts as compared to the prior year period, partially offset by (ii) lower revenues from brand events, due to one fewer brand event as compared to the prior year period, partially offset by higher per-event revenue.
Direct operating expenses
For the three and six months ended June 30, 2026, direct operating expenses increased by $11,379 and $40,069, respectively, as compared to the prior year periods. The change in direct operating expenses was attributable to the following:

	Three Months Ended	Six Months Ended
	June 30, 2026	June 30, 2026
Increase in direct operating expenses for The Sphere Experience	$19,734	$37,860
Increase in venue operating expenses	201	3,227
(Decrease) increase in event-related direct operating expenses	(4,104)	6,674
Decrease in Holoplot expenses	(2,866)	(4,807)
Decrease in expenses from sponsorship, signage, Exosphere advertising, and suite license fees	(576)	(1,579)
Other net decreases	(1,010)	(1,306)
	$11,379	$40,069
For the three and six months ended June 30, 2026, the increase in direct operating expenses for The Sphere Experience was primarily due to higher per-show expenses as compared to the prior year period, due to the impact of The Wizard of Oz at Sphere, which debuted on August 28, 2025. In the current year period, The Sphere Experience reflected 220 and 429 performances of The Wizard of Oz at Sphere (which incurred per-show direct operating expenses of approximately $193 and $203) for the three and six months ended

June 30, 2026, respectively. For the three months ended June 30, 2025, The Sphere Experience reflected 215 total performances, comprised of 198 performances of Postcard From Earth and 17 performances of V-U2 An Immersive Concert Film (which incurred combined per-show direct operating expenses of approximately $106). For the six months ended June 30, 2025, The Sphere Experience reflected 415 total performances, comprised of 364 performances of Postcard From Earth and 51 performances of V-U2 An Immersive Concert Film (which incurred combined per-show direct operating expenses of approximately $118).
For the six months ended June 30, 2026, the increase in venue operating expenses was primarily related to an increase in employee compensation and benefits and repairs and maintenance expenses.
For the three months ended June 30, 2026, the decrease in event-related direct operating expenses reflects (i) lower expenses from brand events, primarily due to the impact of two fewer brand events, partially offset by (ii) higher expenses from concerts, due to six additional concert residency shows held at Sphere in Las Vegas as compared to the prior year period, partially offset by lower per-concert expenses. For the six months ended June 30, 2026, the increase in event-related direct operating expenses reflects (i) higher expenses from concerts due to the impact of twelve additional concert residency shows, partially offset by lower per-concert expenses and (ii) higher expenses from brand events due to higher per-event expenses, partially offset by one fewer brand event as compared to the prior year period.

Selling, general and administrative expenses
For the three and six months ended June 30, 2026, selling, general, and administrative expenses increased $29,201 and $39,393, respectively, as compared to the prior year periods, primarily due to (i) the impact of mark-to-market adjustments on certain share-based compensation awards as a result of the appreciation in the Company’s stock price during the current year quarter, (ii) higher employee compensation and related benefits and (iii) higher professional fees, including an increase in litigation-related expenses associated with the Networks Merger, partially offset by the absence of costs associated with pursuing a work-out of the Prior MSGN Credit Facilities in the prior year period.
Impairments and other losses, net
During the three and six months ended June 30, 2026, the Company recognized Impairments and other losses, net of $0 and $79, respectively. During the three and six months ended June 30, 2025, the Company recognized Impairments and other losses, net of $3,641 and $4,162, respectively, primarily due to the recorded losses of $3,741 from the sale of the Company’s land in Stratford, London and fixed assets at Sphere Las Vegas that were removed from the venue and were impaired.
Depreciation and amortization
For the three and six months ended June 30, 2026, depreciation and amortization increased $579 and $848, respectively, as compared to the prior year period primarily due to the increase in total property and equipment, gross.
Restructuring charges
For the three and six months ended June 30, 2026, the Company recognized restructuring charges of $323 and $2,996, respectively, as compared to restructuring charges of $947 and $2,788 for the three and six months ended June 30, 2025, respectively, primarily due to termination benefits provided as part of a voluntary exit program the Company implemented during the six month period.
Operating loss
For the three and six months ended June 30, 2026, operating loss improved by $13,872 and $82,751, respectively as compared to the prior year period, primarily due to an increase in revenue and, to a lesser extent, the absence of impairment and other losses, net,, partially offset by an increase in selling, general and administrative expenses and direct operating expenses.
Adjusted operating income
For the three and six months ended June 30, 2026, adjusted operating income improved by $14,960 and $76,103 as compared to the prior year period, primarily due to an increase in revenue, partially offset by an increase in selling, general and administrative expenses and direct operating expenses.

MSG Networks
The tables below set forth, for the periods presented, certain historical financial information and a reconciliation of operating income to adjusted operating income for the Company’s MSG Networks segment.

	Three Months Ended
	June 30,		Change
	2026	2025	Amount	Percentage
Revenues	$87,286	$107,090	$(19,804)	(18)%
Operating expenses:
Direct operating expenses	63,333	54,967	8,366	15%
Selling, general and administrative expenses	13,617	16,634	(3,017)	(18)%
Depreciation and amortization	2,022	2,200	(178)	(8)%
Operating income	$8,314	$33,289	$(24,975)	(75)%
Reconciliation to adjusted operating income:
Share-based compensation	679	897	(218)	(24)%
Depreciation and amortization	2,022	2,200	(178)	(8)%
Merger, debt work-out, and acquisition-related costs, including merger-related litigation expenses, net of insurance recoveries	—	131	(131)	NM
Adjusted operating income	$11,015	$36,517	$(25,502)	(70)%

	Six Months Ended
	June 30,		Change
	2026	2025	Amount	Percentage
Revenues	$207,733	$230,119	$(22,386)	(10)%
Operating expenses:
Direct operating expenses	133,754	142,754	(9,000)	(6)%
Selling, general and administrative expenses	28,724	34,499	(5,775)	(17)%
Depreciation and amortization	4,115	4,424	(309)	(7)%
Restructuring charges	741	—	741	NM
Operating income	$40,399	$48,442	$(8,043)	(17)%
Reconciliation to adjusted operating income:
Share-based compensation	1,446	2,538	(1,092)	(43)%
Depreciation and amortization	4,115	4,424	(309)	(7)%
Restructuring charges	741	—	741	NM
Merger, debt work-out, and acquisition-related costs, including merger-related litigation expenses, net of insurance recoveries	—	3,934	(3,934)	NM
Adjusted operating income	$46,701	$59,338	$(12,637)	(21)%
________________
NM — Absolute percentages greater than 200% and comparisons from positive to negative values or to zero values are considered not meaningful.
Revenues
For the three and six months ended June 30, 2026, revenues decreased $19,804 and $22,386, respectively, as compared to the prior year periods. The change in revenues was attributable to the following:

	Three Months Ended	Six Months Ended
	June 30, 2026	June 30, 2026
Decrease in distribution revenue	$(13,694)	$(11,922)
Decrease in advertising revenue	(5,975)	(10,872)
Other net decreases	(135)	408
	$(19,804)	$(22,386)

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

For the three and six months ended June 30, 2026, distribution revenue decreased $13,694 and $11,922, respectively, primarily due to a decrease in total subscribers of approximately 16.5% and 16.0%, respectively (excluding the impact of the Altice non-carriage period in the prior year six month period). In addition, the decrease in distribution revenue for the six months ended June 30, 2026 was partially offset by the absence of revenues from Altice during the non-carriage period in the prior year period.

For the three and six months ended June 30, 2026, advertising revenue decreased $5,975 and $10,872, respectively, primarily due to a lower number of live postseason professional sports telecasts.
Direct operating expenses
For the three months ended June 30, 2026, direct operating expenses increased by $8,366 and for the six months ended June 30, 2026 direct operating expenses decreased by $9,000, as compared to the prior year periods. The change in direct operating expenses was attributable to the following:

	Three Months Ended	Six Months Ended
	June 30, 2026	June 30, 2026
Increase (decrease) in rights fees expense	$9,238	$(7,263)
Decrease in other programming and production content costs	(872)	(1,737)
	$8,366	$(9,000)
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
For the three months ended June 30, 2026, rights fees expense increased by $9,238, primarily attributable to retroactive reductions to rights fees for the 2024-25 NBA and NHL seasons related to such amendments which were recorded during the three months ended June 30, 2025, partially offset by reductions resulting from fewer NBA and NHL games made available to MSG Networks for exclusive broadcast
For the six months ended June 30, 2026, rights fees expense decreased by $7,263, primarily attributable to reductions resulting from fewer NBA and NHL games made available to MSG Networks for exclusive broadcast and other cost decreases.
Selling, general and administrative expenses
For the three months ended June 30, 2026, selling, general and administrative expenses decreased $3,017 as compared to the prior year period, primarily due to (i) lower employee compensation and related benefits of $1,899 and (ii) lower advertising and marketing costs of $1,224.
For the six months ended June 30, 2026, selling, general and administrative expenses decreased $5,775 as compared to the prior year period due to (i) lower employee compensation and related benefits of $4,182, (ii) lower professional fees of $3,447, mainly due to the absence of costs associated with pursuing a work-out of the Prior MSGN Credit Facilities with its syndicate of lenders recorded in the prior year period, partially offset by (iii) higher advertising and marketing costs of $1,771.
Operating income
For the three months ended June 30, 2026, operating income decreased by $24,975 as compared to the prior year period, primarily due to a decrease in revenues and higher direct operating expenses, partially offset by lower selling, general and administrative expenses.
For the six months ended June 30, 2026, operating income decreased by $8,043 as compared to the prior year period, primarily due to a decrease in revenues, partially offset by lower direct operating expenses and lower selling, general and administrative expenses.

Adjusted operating income
For the three months ended June 30, 2026, adjusted operating income decreased by $25,502 as compared to the prior year period, due to a decrease in revenues and higher direct operating expenses, partially offset by lower selling, general and administrative expenses.
For the six months ended June 30, 2026, adjusted operating income decreased by $12,637 as compared to the prior year period, due to a decrease in revenues, partially offset by lower direct operating expenses and lower selling, general and administrative expenses.
Liquidity and Capital Resources
Sources and Uses of Liquidity
The Company’s primary sources of liquidity are cash and cash equivalents, cash flows from the operations of our businesses and available borrowings under the 2026 LV Sphere Revolving Credit Facility (as defined and described below). The Company’s uses of cash over the next 12 months and thereafter are expected to be substantial and include working capital-related items (including funding its operations and satisfying its accounts payable and accrued liabilities), capital spending (including the creation of additional original content for Sphere and costs to develop a new Sphere venue at National Harbor, Maryland, as described below), required debt service payments (including principal amortization payments and excess cash flow payments pursuant to the MSGN Term Loan Facility), and investments, including in connection with its Sphere initiative, and related loans and advances that the Company may fund from time to time. The Company may also use cash to repurchase its common stock. The Company’s decisions as to the use of its available liquidity will be based upon the ongoing review of the funding needs of its businesses, the optimal allocation of cash resources, and the timing of cash flow generation. To the extent that the Company desires to access alternative sources of funding through the capital and credit markets, market conditions could adversely impact its ability to do so at that time.
As of June 30, 2026, the Company’s unrestricted cash and cash equivalents balance was $550,974, as compared to $629,108 as of March 31, 2026. Included in unrestricted cash and cash equivalents as of June 30, 2026 was (1) $310,279 in advance cash proceeds primarily from ticket sales, a portion of which the Company expects to pay to artists and promoters, and (2) $17,157 of cash and cash equivalents at MSG Networks, which were not available for distribution to the Company pursuant to the terms of the A&R MSGN Credit Agreement. In addition, as of June 30, 2026, the Company had $13,880 of Accounts payable and $391,507 of Accrued expenses and other current liabilities, including $116,026 of capital expenditure accruals primarily related to Sphere construction (a significant portion of which is in dispute). The balance of the Company’s total debt outstanding as of June 30, 2026 was $780,405. We believe we have sufficient liquidity from cash and cash equivalents, cash flows from operations and available borrowings under the 2026 LV Sphere Revolving Credit Facility to fund our operations and service debt payments under our credit facilities for the foreseeable future.
The Company’s ability to have sufficient liquidity to fund its operations, refinance its indebtedness, fund capital spending and make investments, including in connection with its Sphere initiative, is dependent on the ability of Sphere to generate significant positive cash flow. Although Sphere has been embraced by guests, artists, promoters, advertisers and marketing partners, and the Company anticipates that Sphere will generate substantial revenue and adjusted operating income on an annual basis over time, there can be no assurance that guests, artists, promoters, advertisers and marketing partners will continue to embrace this platform. Original immersive productions, such as Postcard From Earth, V-U2 An Immersive Concert Film and The Wizard of Oz at Sphere, have not been previously pursued on the scale of Sphere, which increases the uncertainty of our operating expectations. To the extent that the Company’s efforts do not result in viable shows, or to the extent that any such productions do not achieve expected levels of popularity among audiences, the Company may not generate the cash flows from operations necessary to fund its operations. To the extent the Company does not realize expected cash flows from operations from Sphere, it would have to take several actions to improve its financial flexibility and preserve liquidity, including significant reductions in both labor and non-labor expenses as well as reductions and/or deferrals in capital spending and investments, including in connection with its Sphere initiative. Therefore, while the Company currently believes it will have sufficient liquidity from cash and cash equivalents, cash flows from operations (including expected cash flows from operations from Sphere) and available borrowings under the 2026 LV Sphere Revolving Credit Facility to fund its operations, no assurance can be provided that its liquidity will be sufficient in the event any of the preceding uncertainties facing Sphere are realized over the next 12 months. See “Part I —Item 1A. Risk Factors — Risks Related to Our Indebtedness, Financial Condition, and Internal Control — We Have Substantial Indebtedness and Are Highly Leveraged, Which Could Adversely Affect Our Business” in the Form 10-K.
For additional information regarding the Company’s capital expenditures, including those related to Sphere in Las Vegas, see the Company’s statements of cash flows included in the condensed consolidated financial statements in Part I — Item 1. of this Form 10-Q.

On March 31, 2020, the Company’s Board of Directors authorized a share repurchase program to repurchase up to $350,000 of the Company’s Class A Common Stock. The program was re-authorized by the Company’s Board of Directors on March 29, 2023. Under the authorization, shares of Class A Common Stock may be purchased from time to time in open market or private transactions, block trades or such other manner as the Company may determine, in accordance with applicable insider trading and other securities laws and regulations. The timing and amount of purchases will depend on market conditions and other factors. During the six months ended June 30, 2026, the Company did not engage in any share repurchase activities under its share repurchase program. As of June 30, 2026, the Company had approximately $300,000 remaining available for repurchases of the Company’s Class A Common Stock.
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
On October 15, 2024, the Company and DCT Abu Dhabi announced that they would work together to bring Sphere to Abu Dhabi, United Arab Emirates. On July 25, 2025, Sphere Entertainment Group and DCT Abu Dhabi finalized and entered into a Franchise Agreement, a Joint Development and Partnership Agreement and a Pre-Opening Services Agreement relating to the construction, development and operation of Sphere Abu Dhabi. Under the terms of the Franchise Agreement, DCT Abu Dhabi has agreed to pay Sphere Entertainment Group a franchise initiation fee (a portion of which has been received) and royalties in connection with DCT Abu Dhabi’s use of Sphere Entertainment Group’s intellectual property (including The Sphere Experience content and other creative content). Pursuant to the terms of the Pre-Opening Services Agreement, Sphere Entertainment Group is providing pre-construction and construction related services to DCT Abu Dhabi, with construction being funded by DCT Abu Dhabi. Following the venue’s opening, the Company will receive annual royalty fees for creative and artistic content licensed by Sphere Entertainment Group, such as The Sphere Experience content, and use of Sphere’s intellectual property and other ancillary content. In addition, prior to the opening of Sphere Abu Dhabi, Sphere Entertainment Group and DCT Abu Dhabi expect to enter into an Operational Services Agreement, pursuant to which Sphere Entertainment Group will provide to be agreed upon operational services to DCT Abu Dhabi prior to and following the opening of Sphere Abu Dhabi. In May 2026, Yas Island was selected as the site for Sphere Abu Dhabi. DCT Abu Dhabi is funding construction, which is expected to be completed by end of 2029.
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
The Company will continue to explore additional domestic and international markets where it believes Sphere venues can be successful. The Company’s intention for any future venues is to utilize several options, such as joint ventures, equity partners, a managed venue or franchise model, sale-leaseback arrangements, build-to-suit ground lease financing or similar arrangements and debt financing, which are expected to include guarantees thereof by Sphere Entertainment Co. or its subsidiaries.
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

Pursuant to the A&R MSGN Credit Agreement, the Prior MSGN Credit Facilities were replaced with the MSGN Term Loan Facility, which had an original principal amount of $210,000 and matures on December 31, 2029. The outstanding balance under the MSGN Term Loan Facility was $115,632 as of June 30, 2026 (the carrying amount of the debt under the trouble debt restructuring guidance is $254,253).
Interest Rates. Borrowings under the A&R MSGN Credit Agreement bear interest at a rate per annum, which at the option of MSGN L.P., may be equal to either (i) adjusted Term SOFR (i.e., Term SOFR as defined in the A&R MSGN Credit Agreement, plus 0.10%) plus 5.00% or (ii) Alternate Base rate, as defined in the A&R MSGN Credit Agreement, plus 4.00%. Upon a payment default in respect of principal, interest or other amounts due and payable under the A&R MSGN Credit Agreement or related loan documents, default interest will accrue on all overdue amounts at an additional rate of 2.00% per annum. The interest rate on the MSGN Term Loan Facility as of June 30, 2026 was 8.74%.
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
Principal Repayments. Subject to customary notice and minimum amount conditions, MSGN L.P. may voluntarily prepay outstanding loans under the A&R MSGN Credit Agreement at any time, in whole or in part, without premium or penalty (except for customary breakage costs with respect to Term Benchmark (as defined in the A&R MSGN Credit Agreement) loans). The MSGN Term Loan Facility has a fixed amortization of $10,000 per quarter, which commenced on September 30, 2025. During the six months ended June 30, 2026, MSGN L.P. made fixed amortization payments of $20,000. MSGN L.P. is required to make mandatory prepayments pursuant to a mandatory cash sweep, determined at the end of each fiscal quarter, that requires 100% of MSGN L.P.’s and the MSGN Subsidiary Guarantors’ excess balance sheet cash over certain thresholds (subject to certain exclusions) to be used to repay the principal amount outstanding. MSGN L.P. is further required to make mandatory prepayments in certain circumstances, including from the net cash proceeds of certain dispositions of assets or casualty insurance and/or condemnation awards (subject to a threshold below which payments are not required, as well as certain reinvestment, repair and replacement rights) and upon the incurrence of indebtedness (subject to certain exceptions).
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
Financial Covenants. The 2026 LV Sphere Facilities include financial covenants requiring MSG LV to maintain a minimum debt service coverage ratio of 2.50:1.00 and a maximum total leverage ratio of 3.50:1.00. Both covenants are tested quarterly based on the four consecutive fiscal quarters of MSG LV then most recently ended. As of June 30, 2026, MSG LV was in compliance with the financial covenants of the 2026 LV Sphere Facilities.
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
Interest Rates. Borrowings under the 2026 LV Sphere Facilities bear interest at a floating rate, which at the option of MSG LV may be either (i) Term SOFR (as defined in the 2026 LV Sphere Facilities) plus a margin that ranges from 2.50% to 3.00% based on MSG LV’s total leverage ratio or (ii) the Alternative Base Rate (as defined in the 2026 LV Sphere Facilities) plus a margin that ranges from 1.50% to 2.00% based on MSG LV’s total leverage ratio. The interest rate on the 2026 LV Sphere Term Loan Facility as of June 30, 2026 was 6.39%.
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
Cash Flow Discussion
As of June 30, 2026, cash, cash equivalents and restricted cash totaled $552,019, as compared to $521,264 as of December 31, 2025. The following table summarizes the Company’s cash flow activities for the six months ended June 30, 2026 and 2025:

	Six Months Ended
	June 30,
	2026	2025
Net cash provided by (used in) operating activities	$102,583	$(52,711)
Net cash (used in) provided by investing activities	(19,627)	16,441
Net cash used in financing activities	(52,128)	(111,059)
Effect of exchange rates on cash, cash equivalents and restricted cash	(73)	623
Net increase (decrease) in cash, cash equivalents, and restricted cash	$30,755	$(146,706)
Operating Activities
Net cash used in operating activities attributable to changes in assets and liabilities for the six months ended June 30, 2026 and 2025 equaled $52,387 and $86,300, respectively, a net decrease of $33,913. The primary drivers of that net change are as follows.

The Company had increases in cash provided by operating activities related to (i) Prepaid expenses and other current and non-current assets of $46,515, primarily due lower deferred production cost spending related to Experiences, and the amortization of deferred production costs related to residencies and brand events (ii) Accounts receivable of $15,914, primarily due to the timing of billings and cash collections and (iii) Accounts payable of $8,118 due to the timing of payments to vendors.

These increases in cash provided by operating activities were partially offset by increases in cash used in operating activities related to (i) Deferred revenue of $26,392, primarily due to the timing and mix of events at the Sphere, (ii) Related party receivables and payables, net of $9,438 due to the timing of related party settlements and (iii) Right-of-use assets and lease liabilities of $1,734 due to entry into a new lease in May 2026 partially offset by the reduction of space under an existing lease.

In addition to the net decrease in cash used in operating activities driven by changes in assets and liabilities, the Company generated a net loss of $33,867 in the current year period, compared to net income of $69,862 in the prior year period, as adjusted by non-cash net inflows of $188,837 in the current year period, compared to $36,273 in non-cash net outflows in the prior year period. Refer to “— Business Segment Results” for further detail pertaining to the Company’s operating results.

Investing Activities
Net cash used in investing activities for the six months ended June 30, 2026 increased by $36,068 as compared to the prior year period primarily due to the $48,757 in cash received from the sale of land in Stratford, London in the prior period and lower capital expenditures in the current year period.
Financing Activities
Net cash used in financing activities for the six months ended June 30, 2026 decreased by $58,931 as compared to the prior year period, primarily due to (i) a $55,495 decrease in principal repayments of debt in the current year period, and (ii) $6,999 in cash proceeds from the exercise of stock options, partially offset by (iii) $3,563 of taxes paid in lieu of shares issued for equity based compensation awards.
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
Impairment of Goodwill
Goodwill is tested annually for impairment as of August 31 and at any time upon the occurrence of certain events or substantive changes in circumstances. The Company performs its goodwill impairment test at the reporting unit level. At the time of the annual impairment test and as of June 30, 2026, the Company had two reportable segments and two reporting units, Sphere and MSG Networks, consistent with the way management makes decisions and allocates resources to the business.
The goodwill balance reported on the Company’s condensed consolidated balance sheets as of June 30, 2026 by reporting unit was as follows:

As of
June 30, 2026
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

Based upon the results of the Company’s annual quantitative impairment test, the Company concluded that the carrying value of the MSG Networks reporting unit exceeded its estimated fair value as of the annual impairment testing date. Based on the evaluation of amortizable intangible assets and other long-lived assets performed as of the annual impairment testing date, the Company did not record any impairments of such assets. The Company did however record a non-cash goodwill impairment charge of $65,400, during the quarterly period ended September 30, 2025, for the MSG Networks reporting unit as a result of the projected declines in the reporting unit’s business. The goodwill impairment charge was calculated as the amount that the carrying value of the reporting unit, including any goodwill, exceeded its fair value as of the annual impairment testing date. No additional indicators of impairment were identified through June 30, 2026.
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
Potential Interest Rate Risk Exposure
The Company, through its subsidiaries, MSG Networks and MSG LV, is subject to potential interest rate risk exposure related to borrowings incurred under their respective credit facilities. Changes in interest rates may increase interest expense payments with respect to any borrowings incurred under these credit facilities. The effect of a hypothetical 200 basis point increase in floating interest rate prevailing as of June 30, 2026 and continuing for a full year would increase the Company’s interest payments on the outstanding amounts under the credit facilities by $10,585.
Foreign Currency Exchange Rate Exposure
We are exposed to market risk resulting from foreign currency fluctuations primarily related to our activities in the United Kingdom and Germany conducted in British pound sterling and Euros, respectively.
British pound sterling exposure was as a result of our net investment position initiated with our acquisition of land in Stratford, London in November 2017, which we expected would become home to a future Sphere, and through cash and invested funds which we expected would be deployed in the construction of our London venue prior to the Company’s decision in November 2023 to no longer pursue the development of a Sphere in London and the subsequent sale of the land during the three months ended June 30, 2025. Subsequent to the sale of the Stratford land, the Company’s activities in the United Kingdom primarily relate to entities supporting Sphere expansion efforts. During the twelve months ended June 30, 2026, the GBP/USD exchange rate ranged from 1.3023 to 1.3854 as compared to GBP/USD exchange rate of 1.3265 on June 30, 2026, a fluctuation range of approximately 3.15%. As of June 30, 2026, a uniform hypothetical 10% fluctuation in the GBP/USD exchange rate would have resulted in a change of approximately $60 in the Company’s net asset value.
Following the acquisition of Holoplot on April 25, 2024, which is based in Berlin, Germany, we are also exposed to market risk resulting from foreign currency fluctuations related to the Euro. During the twelve months ended June 30, 2026, the EUR/USD exchange rate ranged from 1.1362 to 1.2043 as compared to EUR/USD exchange rate of 1.1423 on June 30, 2026, a fluctuation range of approximately 2.98%. As of June 30, 2026, a uniform hypothetical 10% fluctuation in the EUR/USD exchange rate would have resulted in a change of approximately $570 in the Company’s net asset value.
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
Item 4. Controls and Procedures
Our management, with the participation of our Executive Chairman and Chief Executive Officer and our Executive Vice President, Chief Financial Officer and Treasurer, evaluated the effectiveness of the design and operation of our disclosure controls and procedures as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”). Based on that evaluation, our Executive Chairman and Chief Executive Officer and our Executive Vice President, Chief Financial Officer and Treasurer concluded that the Company’s disclosure controls and procedures were effective as of June 30, 2026.
Changes in Internal Control over Financial Reporting
There were no changes in the Company’s internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the quarter ended June 30, 2026 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

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
On April 6, 2023, the parties to the MSG Networks Litigation reached an agreement in principle to settle the MSG Networks Litigation, without admitting liability, on the terms and conditions set forth in a binding term sheet, which was incorporated into a long-form settlement agreement (the “MSGN Settlement Agreement”) that was filed with the Court on May 18, 2023. The MSGN Settlement Agreement provided for, among other things, the final dismissal of the MSG Networks Litigation in exchange for a settlement payment to the plaintiffs and the class of approximately $48.5 million, of which approximately $28 million has been paid by the Company and approximately $20.5 million has been paid to the plaintiffs by insurers (who agreed to advance these costs subject to final resolution of the parties’ insurance coverage dispute). The MSGN Settlement Agreement was approved by the Court on August 14, 2023, which constituted the final judgment in the action. MSG Networks Inc. has a dispute with its insurers over whether and to what extent there is insurance coverage for the settlement (and has settled with one of the insurers). The dispute between MSG Networks Inc. and the remaining insurers is in litigation. On June 24, 2026, the court found, at the summary judgment phase, in favor of the insurers, finding that the insurers were not obligated to cover the MSG Networks Inc. settlement costs. As a result of this decision, approximately $25.9 million has been accrued in Accrued expenses and other current liabilities as of June 30, 2026 (compared to approximately $18 million as of December 31, 2025). MSG Networks Inc. plans to appeal that decision.

The Company is a defendant in various other lawsuits. Although the outcome of these other lawsuits cannot be predicted with certainty (including the extent of available insurance, if any), management does not believe that resolution of these other lawsuits will have a material adverse effect on the Company.
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
On March 31, 2020, the Company’s Board of Directors authorized a share repurchase program to repurchase up to $350 million of the Company’s Class A Common Stock. The program was re-authorized by the Company’s Board of Directors on March 29, 2023. Under the authorization, shares of Class A Common Stock may be purchased from time to time in open market or private transactions, block trades or such other manner as the Company may determine, in accordance with applicable insider trading and other securities laws and regulations. The timing and amount of purchases will depend on market conditions and other factors. During the six months ended June 30, 2026, the Company did not engage in any share repurchase activities under its share repurchase program. As of June 30, 2026, the Company had approximately $300 million remaining available for repurchases of the Company’s Class A Common Stock.

Item 6. Exhibits

(a)Index to Exhibits

EXHIBIT NO.	DESCRIPTION
31.1	Certification by the Principal Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	Certification by the Principal Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1*	Certification by the Principal Executive Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2*	Certification by the Principal Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101
The following materials from Sphere Entertainment Co. Quarterly Report on Form 10-Q for the quarter ended June 30, 2026, formatted in Inline Extensible Business Reporting Language (iXBRL): (i) condensed consolidated balance sheets, (ii) condensed consolidated statements of operations, (iii) condensed consolidated statements of comprehensive (loss) income, (iv) condensed consolidated statements of cash flows, (v) condensed consolidated statements of stockholders’ equity, and (vi) notes to condensed consolidated financial statements.

104	The cover page from the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2026 formatted in Inline XBRL and contained in Exhibit 101.
_________________
* Furnished herewith. These exhibits shall not be deemed “filed” for purposes of Section 18 of the Securities Exchange Act of 1934, or otherwise subject to the liability of that Section. Such exhibits shall not be deemed incorporated into any filing under the Securities Act of 1933 or the Securities Exchange Act of 1934.

SIGNATURE
Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on the 30th day of July 2026.

Sphere Entertainment Co.

By:	/S/ ROBERT LANGER
	Name:	Robert Langer
	Title:	Executive Vice President, Chief Financial Officer and Treasurer