Form 10-Q
period 2026-09-30
Sphere Entertainment Co.
filed 2026-11-05
CIK 1795250

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
____________________
FORM 10-Q
________________________
(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2026
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). ☐ Yes ☑ No
Number of shares of common stock outstanding as of October 30, 2026:

Class A Common Stock par value $0.01 per share	—	29,416,750
Class B Common Stock par value $0.01 per share	—	6,866,754

SPHERE ENTERTAINMENT CO.

PART I – FINANCIAL INFORMATION
Item 1. Financial Statements
SPHERE ENTERTAINMENT CO.
CONDENSED CONSOLIDATED BALANCE SHEETS (UNAUDITED)
(in thousands, except per share data)

	As of
	September 30,	December 31,
	2026	2025
ASSETS
Current Assets:
Cash, cash equivalents, and restricted cash	$527,324	$521,264
Accounts receivable, net	158,763	171,630
Related party receivables, current	14,751	24,457
Prepaid expenses and other current assets	86,371	92,824
Total current assets	787,209	810,175
Non-Current Assets:
Investments	36,350	38,725
Property and equipment, net	2,480,245	2,710,643
Right-of-use lease assets	95,108	91,372
Goodwill	80,569	258,122
Intangible assets, net	16,849	21,817
Other non-current assets	227,597	192,404
Total assets	$3,723,927	$4,123,258
LIABILITIES AND EQUITY
Current Liabilities:
Accounts payable	$36,384	$24,593
Accrued expenses and other current liabilities	372,543	431,477
Related party payables, current	13,881	14,301
Current portion of long-term debt, net	59,658	63,009
Operating lease liabilities, current	12,418	17,186
Deferred revenue	176,169	192,808
Total current liabilities	671,053	743,374
Non-Current Liabilities:
Long-term debt, net	708,772	767,439
Operating lease liabilities, non-current	118,734	113,824
Deferred tax liabilities, net	44,291	150,119
Other non-current liabilities	204,016	179,921
Total liabilities	1,746,866	1,954,677
Commitments and contingencies (see Note 9)
Equity:
Class A Common Stock (a)	305	297
Class B Common Stock (b)	69	69
Additional paid-in capital	2,489,499	2,470,120
Treasury stock, at cost, 1,054 shares as of September 30, 2026 and December 31, 2025	(50,024)	(50,024)
Accumulated deficit	(461,004)	(251,099)
Accumulated other comprehensive loss	(1,784)	(782)
Total stockholders’ equity	1,977,061	2,168,581
Total liabilities and equity	$3,723,927	$4,123,258
__________________
(a)    Class A Common Stock, $0.01 par value per share, 120,000 shares authorized; 30,457 and 29,683 shares issued, and 29,403 and 28,629 shares outstanding as of September 30, 2026 and December 31, 2025, respectively.
(b)    Class B Common Stock, $0.01 par value per share, 30,000 shares authorized; 6,867 shares issued and outstanding as of September 30, 2026 and December 31, 2025.
See accompanying notes to the unaudited condensed consolidated financial statements.

SPHERE ENTERTAINMENT CO.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)
(in thousands, except per share data)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2026	2025	2026	2025
Revenues (a)	$274,260	$262,511	$974,311	$825,762
Operating expenses:
Direct operating expenses (a)	143,091	136,984	463,801	426,625
Selling, general and administrative expenses (a)	108,347	99,692	369,257	326,984
Depreciation and amortization	83,374	84,102	252,049	252,238
Impairments and other losses, net	177,553	98,844	177,632	103,006
Restructuring charges	2,466	5,993	6,203	8,781
Operating loss	(240,571)	(163,104)	(294,631)	(291,872)
Other income (expense):
(Loss) gain on extinguishment of debt	—	—	(2,071)	346,092
Interest income	4,851	2,737	13,588	10,699
Interest expense	(8,011)	(9,399)	(24,323)	(61,467)
Other expense, net	(1,131)	(328)	(3,059)	(2,068)
(Loss) income from continuing operations before income taxes	(244,862)	(170,094)	(310,496)	1,384
Income tax benefit (expense)	68,824	44,412	100,591	(57,204)
Net loss	(176,038)	(125,682)	(209,905)	(55,820)
Less: Net income attributable to participating securities	—	—	6,514	—
Net loss attributable to Sphere Entertainment Co.’s stockholders	$(176,038)	$(125,682)	$(216,419)	$(55,820)

Basic loss per common share attributable to Sphere Entertainment Co.’s stockholders	$(4.84)	$(3.47)	$(5.99)	$(1.54)
Diluted loss per common share attributable to Sphere Entertainment Co.’s stockholders	$(4.84)	$(3.47)	$(5.99)	$(1.54)

Weighted-average number of common shares outstanding:
Basic	36,336	36,200	36,123	36,197
Diluted	36,336	36,200	36,123	36,197
_________________
(a)    See Note 14. Related Party Transactions, for further information on related party revenues and expenses.
See accompanying notes to the unaudited condensed consolidated financial statements.

SPHERE ENTERTAINMENT CO.
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS (UNAUDITED)
(in thousands)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2026	2025	2026	2025
Net loss	$(176,038)	$(125,682)	$(209,905)	$(55,820)
Other comprehensive (loss) income, before income taxes:
Pension plans and postretirement plans:
Amortization of net actuarial loss and prior service credit included in net periodic benefit cost, net	109	85	327	255
Net unamortized loss arising during the period	(481)	(319)	(1,443)	(956)
Cumulative translation adjustments	(14)	(101)	(229)	10,561
Other comprehensive (loss) income, before income taxes	(386)	(335)	(1,345)	9,860
Income tax benefit (expense)	97	89	343	(2,632)
Other comprehensive (loss) income, net of income taxes	(289)	(246)	(1,002)	7,228
Comprehensive loss	$(176,327)	$(125,928)	$(210,907)	$(48,592)

See accompanying notes to the unaudited condensed consolidated financial statements.

SPHERE ENTERTAINMENT CO.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)
(in thousands)

	Nine Months Ended
	September 30,
	2026	2025
OPERATING ACTIVITIES:
Net loss	$(209,905)	$(55,820)
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation and amortization	252,049	252,238
Impairments and other losses, net	177,632	103,006
Amortization of debt discount and deferred financing costs	2,651	2,044
Amortization of deferred production content	27,791	21,663
Deferred income tax (benefit) expense	(105,453)	54,726
Share-based compensation expense	46,335	48,979
Net unrealized and realized loss (gain) on equity investments with readily determinable fair value and loss in nonconsolidated affiliates	1,944	(8)
Loss (gain) on extinguishment of debt	2,071	(360,155)
Other non-cash adjustments	378	2,357
Change in assets and liabilities:
Accounts receivable, net	12,712	(16,341)
Related party receivables and payables, net	9,286	22,719
Prepaid expenses and other current and non-current assets	(55,681)	(97,703)
Accounts payable	11,791	(2,819)
Accrued and other current and non-current liabilities	(20,456)	7,408
Deferred revenue	9,917	82,831
Right-of-use lease assets and operating lease liabilities	(3,594)	(1,998)
Net cash provided by operating activities	159,468	63,127
INVESTING ACTIVITIES:
Capital expenditures, net	(62,758)	(37,139)
Proceeds from dispositions, net	—	48,757
Other investing activities	(394)	(236)
Net cash (used in) provided by investing activities	(63,152)	11,382
FINANCING ACTIVITIES:
Repayment of debt	(135,000)	—
Proceeds from issuance of debt	135,000	—
Principal repayments on debt	(62,102)	(120,166)
Taxes paid in lieu of shares issued for share-based compensation	(39,408)	(22,469)
Stock repurchases, inclusive of tax	—	(50,040)
Proceeds from exercise of stock options	11,476	595
Net cash used in financing activities	(90,034)	(192,080)
Effect of exchange rates on cash, cash equivalents, and restricted cash	(222)	192
Net increase (decrease) in cash, cash equivalents, and restricted cash	6,060	(117,379)
Cash, cash equivalents, and restricted cash at beginning of period	521,264	515,633
Cash, cash equivalents, and restricted cash at end of period	$527,324	$398,254
NON-CASH INVESTING AND FINANCING ACTIVITIES:
Capital expenditures incurred but not yet paid	$30,400	$1,790
Share-based compensation capitalized in property and equipment	$337	$723

See accompanying notes to the unaudited condensed consolidated financial statements.

SPHERE ENTERTAINMENT CO.
CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
(UNAUDITED)
(in thousands)

	Common Stock Issued	Additional Paid-In Capital	Treasury Stock	Accumulated Deficit	Accumulated Other Comprehensive Loss	Total Equity
Balance as of December 31, 2025	$366	$2,470,120	$(50,024)	$(251,099)	$(782)	$2,168,581
Net income	—	—	—	4,460	—	4,460
Other comprehensive loss, net of taxes	—	—	—	—	(359)	(359)
Share-based compensation expense	—	13,999	—	—	—	13,999
Stock options exercised	—	2,507	—	—	—	2,507
Tax withholding associated with shares issued for share-based compensation	2	(5,921)	—	—	—	(5,919)
Balance as of March 31, 2026	$368	$2,480,705	$(50,024)	$(246,639)	$(1,141)	$2,183,269
Net loss	—	—	—	(38,327)	—	(38,327)
Other comprehensive loss, net of taxes	—	—	—	—	(354)	(354)
Share-based compensation expense	—	17,823	—	—	—	17,823
Stock options exercised	—	4,492	—	—	—	4,492
Tax withholding associated with shares issued for share-based compensation	2	(3,705)	—	—	—	(3,703)
Balance as of June 30, 2026	$370	$2,499,315	$(50,024)	$(284,966)	$(1,495)	$2,163,200
Net loss	—	—	—	(176,038)	—	(176,038)
Other comprehensive loss, net of taxes	—	—	—	—	(289)	(289)
Share-based compensation expense	—	15,497	—	—	—	15,497
Stock options exercised	—	4,477	—	—	—	4,477
Tax withholding associated with shares issued for share-based compensation	4	(29,790)	—	—	—	(29,786)
Balance as of September 30, 2026	$374	$2,489,499	$(50,024)	$(461,004)	$(1,784)	$1,977,061

See accompanying notes to the unaudited condensed consolidated financial statements.

	Common Stock Issued	Additional Paid-In Capital	Treasury Stock	Accumulated Deficit	Accumulated Other Comprehensive Loss	Total Equity
Balance as of December 31, 2024	$359	$2,428,414	$—	$(259,186)	$(7,508)	$2,162,079
Net loss	—	—	—	(81,954)	—	(81,954)
Other comprehensive income, net of taxes	—	—	—	—	1,985	1,985
Share-based compensation expense	—	21,921	—	—	—	21,921
Tax withholding associated with shares issued for share-based compensation	—	(1,307)	—	—	—	(1,307)
Balance as of March 31, 2025	$359	$2,449,028	$—	$(341,140)	$(5,523)	$2,102,724
Net income	—	—	—	151,816	—	151,816
Other comprehensive income, net of taxes	—	—	—	—	5,489	5,489
Share-based compensation expense	—	19,070	—	—	—	19,070
Tax withholding associated with shares issued for share-based compensation	1	(4,753)	—	—	—	(4,752)
Balance as of June 30, 2025	$360	$2,463,345	$—	$(189,324)	$(34)	$2,274,347
Net loss	—	—	—	(125,682)	—	(125,682)
Other comprehensive loss, net of taxes	—	—	—	—	(246)	(246)
Share-based compensation expense	—	8,711	—	—	—	8,711
Stock options exercised	—	595	—	—	—	595
Repurchases of Class A common stock, inclusive of excise tax	—	—	(50,040)	—	—	(50,040)
Tax withholding associated with shares issued for share-based compensation	4	(16,414)	—	—	—	(16,410)
Balance as of September 30, 2025	$364	$2,456,237	$(50,040)	$(315,006)	$(280)	$2,091,275
    See accompanying notes to the unaudited condensed consolidated financial statements.

SPHERE ENTERTAINMENT CO.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

All amounts included in the following notes to condensed consolidated financial statements (unaudited) are presented in United States Dollars and in thousands, except per share data or as otherwise noted.0
Note 1. Description of Business and Basis of Presentation
Description of Business
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
Sphere: This segment reflects Sphere, an experiential medium powered by advanced technologies that bring storytelling to a new level. The Company’s first Sphere venue opened in Las Vegas on September 29, 2023. The entire exterior surface of Sphere, referred to as the Exosphere®, is covered with nearly 580,000 square feet of fully programmable LED lighting, creating the largest LED screen in the world and an impactful display for artistic and branded content. Inside, the venue features a 16K x 16K interior display plane – the world’s highest-resolution LED screen that wraps up, over, and around the audience creating a fully immersive visual environment. In addition, Sphere’s advanced technologies include Sphere Immersive SoundTM – Sphere’s proprietary audio system – as well as haptic seating and 4D environmental effects. The venue can accommodate up to 20,000 guests and hosts a wide variety of events year-round, including The Sphere ExperienceTM, which features original immersive productions, as well as concerts and residencies from renowned artists, and marquee sports and brand events (formerly referred to as corporate events). Production efforts for Sphere events are supported by Sphere StudiosTM, an immersive content studio dedicated to creating multi-sensory experiences exclusively for Sphere, using proprietary technology, tools and production facilities. Sphere Studios is home to a team of creative, production, technology and software engineering experts who provide full in-house creative and production services. The studio campus in Burbank includes a 68,000-square-foot development facility, as well as Big Dome, a 28,000-square-foot, 100-foot high custom dome, with a quarter-sized version of the interior display plane at Sphere in Las Vegas, that serves as a specialized screening facility, production facility, and lab for content at Sphere.
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
MSG Networks: This segment is comprised of the Company’s regional sports and entertainment networks, MSG Network and MSG Sportsnet, as well as its DTC and authenticated streaming offering, MSG+ (which is currently available through the DAZN streaming product). MSG Networks serves the New York designated market area, as well as other portions of New York, New Jersey, Connecticut and Pennsylvania and features a wide range of sports content, including exclusive live local games and other programming of the New York Knicks of the National Basketball Association (the “NBA”) and the New York Rangers, New York Islanders, New Jersey Devils and Buffalo Sabres of the National Hockey League (the “NHL”), as well as significant coverage of the New York Giants and the Buffalo Bills of the National Football League.
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
In the opinion of the Company, the accompanying condensed consolidated financial statements contain all adjustments, consisting of only normal recurring adjustments, necessary for a fair presentation of the Company’s financial position as of September 30, 2026 and its results of operations for the three and nine months ended September 30, 2026 and 2025, and cash flows for the nine months ended September 30, 2026 and 2025. The condensed consolidated balance sheet as of December 31, 2025 and the accompanying notes were

SPHERE ENTERTAINMENT CO.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
(continued)
derived from the Audited Consolidated Financial Statements, but do not contain all of the footnote disclosures from the Audited Consolidated Financial Statements.
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

SPHERE ENTERTAINMENT CO.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
(continued)

Correction of Previously Issued Financial Statements for Immaterial Errors
Subsequent to the issuance of the Company’s consolidated financial statements as of and for the year ended December 31, 2025, condensed consolidated financial statements as of and for the three and nine months ended September 30, 2025 and consolidated financial statements as of and for the six-month transition period ended December 31, 2024 (the “Company’s previously issued financial statements”), management identified errors related to the goodwill impairment charges recorded with respect to the Company’s MSG Networks reporting unit during the quarterly period ended September 30, 2025 and the six-month transition period ended December 31, 2024, primarily due to the misallocation of deferred tax liabilities between the Company’s reporting units. Management evaluated the quantitative and qualitative impact of these accounting errors and concluded they were not material to the Company’s previously issued financial statements. Notwithstanding this conclusion, management has revised the accompanying condensed consolidated financial statements and related notes included herein to correct these accounting errors for all periods presented.
The effect of the correction of the errors noted above on the balance sheets included in the Company’s previously issued financial statements is as follows:

	As of
	December 31, 2025			September 30, 2025			December 31, 2024
	As Previously Issued	Adjustment	As Revised	As Previously Issued	Adjustment	As Revised	As Previously Issued	Adjustment	As Revised
Goodwill	$344,772	$(86,650)	$258,122	$344,772	$(86,650)	$258,122	$410,172	$(53,263)	$356,909
Total assets	4,209,908	(86,650)	4,123,258	4,138,568	(86,650)	4,051,918	4,515,300	(53,263)	4,462,037
Deferred tax liabilities, net	172,111	(21,992)	150,119	215,125	(22,824)	192,301	148,870	(13,923)	134,947
Total liabilities	1,976,669	(21,992)	1,954,677	1,983,467	(22,824)	1,960,643	2,313,881	(13,923)	2,299,958
Accumulated deficit	(186,441)	(64,658)	(251,099)	(251,180)	(63,826)	(315,006)	(219,846)	(39,340)	(259,186)
Total stockholders' equity	2,233,239	(64,658)	2,168,581	2,155,101	(63,826)	2,091,275	2,201,419	(39,340)	2,162,079
Total liabilities and equity	4,209,908	(86,650)	4,123,258	4,138,568	(86,650)	4,051,918	4,515,300	(53,263)	4,462,037

The effect of the correction of the errors noted above on the statements of operations included in the Company’s previously issued financial statements is as follows:

	Year Ended			Three Months Ended			Six Months Ended
	December 31, 2025			September 30, 2025			December 31, 2024
	As Previously Issued	Adjustment	As Revised	As Previously Issued	Adjustment	As Revised	As Previously Issued	Adjustment	As Revised
Impairments and other (losses) gains, net	$(69,781)	$(33,387)	$(103,168)	$(65,457)	$(33,387)	$(98,844)	$(65,233)	$(53,263)	$(118,496)
Operating income (loss)	(229,564)	(33,387)	(262,951)	(129,717)	(33,387)	(163,104)	(260,560)	(53,263)	(313,823)
Income (loss) from continuing operations before income taxes	57,215	(33,387)	23,828	(136,707)	(33,387)	(170,094)	(306,579)	(53,263)	(359,842)
Income tax (expense) benefit	(23,810)	8,069	(15,741)	35,511	8,901	44,412	75,346	13,923	89,269
Net income (loss)	33,405	(25,318)	8,087	(101,196)	(24,486)	(125,682)	(231,233)	(39,340)	(270,573)
Basic earnings (loss) per common share attributable to Sphere Entertainment Co.’s stockholders	0.93	(0.70)	0.22	(2.80)	(0.68)	(3.47)	(6.45)	(1.10)	(7.55)
Diluted earnings (loss) per common share attributable to Sphere Entertainment Co.’s stockholders	0.74	(0.56)	0.18	(2.80)	(0.68)	(3.47)	(6.45)	(1.10)	(7.55)

SPHERE ENTERTAINMENT CO.
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

Recently Adopted Accounting Pronouncements
In July 2025, the FASB issued ASU 2025-05, Measurement of Credit Losses for Accounts Receivable and Contract Assets. This ASU provides all entities with a practical expedient that allows for the assumption that current conditions as of the balance sheet date do not change for the remaining life of the asset when estimating credit losses for such assets. This standard was effective for the Company in the first quarter of the annual period ending December 31, 2026 with early adoption permitted. The Company early adopted ASU 2025-05 as of the fourth quarter of 2025. Adoption of the ASU did not have a material impact on the Company’s consolidated financial statements.
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
Disaggregation of Revenue
The following tables disaggregate the Company’s consolidated revenues by segment and type of goods or services for the three and nine months ended September 30, 2026 and 2025:

	Three Months Ended
	September 30, 2026
	Sphere	MSG Networks	Total
Ticketing and venue license fee revenues (a)	$137,343	$—	$137,343
Sponsorship, signage, Exosphere advertising, and suite license revenues (b)	22,851	—	22,851
Food, beverage, and merchandise revenues (c)	30,957	—	30,957
Media networks revenues (b)	—	75,404	75,404
Other	7,659	—	7,659
Total revenues from contracts with customers	198,810	75,404	274,214
Revenues from subleases	46	—	46
Total revenues	$198,856	$75,404	$274,260

	Three Months Ended
	September 30, 2025
	Sphere	MSG Networks	Total
Ticketing and venue license fee revenues (a)	$124,653	$—	$124,653
Sponsorship, signage, Exosphere advertising, and suite license revenues (b)	17,191	—	17,191
Food, beverage, and merchandise revenues (c)	25,017	—	25,017
Media networks revenues (b)	—	88,421	88,421
Other	6,790	—	6,790
Total revenues from contracts with customers	173,651	88,421	262,072
Revenues from subleases	439	—	439
Total revenues	$174,090	$88,421	$262,511

SPHERE ENTERTAINMENT CO.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
(continued)

	Nine Months Ended
	September 30, 2026
	Sphere	MSG Networks	Total
Ticketing and venue license fee revenues (a)	$485,882	$—	$485,882
Sponsorship, signage, Exosphere advertising, and suite license revenues (b)	84,677	—	84,677
Food, beverage, and merchandise revenues (c)	100,626	—	100,626
Media networks revenues (b)	—	283,137	283,137
Other	19,068	—	19,068
Total revenues from contracts with customers	690,253	283,137	973,390
Revenues from subleases	921	—	921
Total revenues	$691,174	$283,137	$974,311

	Nine Months Ended
	September 30, 2025
	Sphere	MSG Networks	Total
Ticketing and venue license fee revenues (a)	$349,790	$—	$349,790
Sponsorship, signage, Exosphere advertising, and suite license revenues (b)	63,989	—	63,989
Food, beverage, and merchandise revenues (c)	72,790	—	72,790
Media networks revenues (b)	—	318,540	318,540
Other	19,271	—	19,271
Total revenues from contracts with customers	505,840	318,540	824,380
Revenues from subleases	1,382	—	1,382
Total revenues	$507,222	$318,540	$825,762
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
Contract Balances
The following table provides information about contract balances from the Company’s contracts with customers as of September 30, 2026 and December 31, 2025:

	As of
	September 30,	December 31,
	2026	2025
Receivables from contracts with customers, net (a)	$158,892	$173,525
Contract assets, current (b)	2,787	445
Deferred revenue, including non-current portion (c)	260,088	250,170
_________________
(a)    As of September 30, 2026 and December 31, 2025, the Company’s receivables from contracts with customers, net above included $129 and $1,895, respectively, related to various related parties. See Note 14. Related Party Transactions for further details on these related party arrangements.
(b)     Contract assets, current, which are reported as Prepaid expenses and other current assets, in the Company’s condensed consolidated balance sheets, primarily relate to the Company’s rights to consideration for goods or services transferred to customers, for which the Company does not have an unconditional right to bill as of the reporting date. Contract assets are transferred to accounts receivable once the Company’s right to consideration becomes unconditional.
(c)    Deferred revenue primarily relates to the Company’s receipt of consideration from customers in advance of the Company’s transfer of goods or services to the customers. Deferred revenue is reduced and the related revenue is recognized once the underlying goods or services are transferred to a customer. Revenue recognized for the three and nine months ended September 30, 2026 relating to the deferred revenue balance as of December 31, 2025 was $12,306 and $182,603, respectively.

Transaction Price Allocated to the Remaining Performance Obligations
As of September 30, 2026, the Company’s remaining performance obligations were $384,571, of which 53% is expected to be recognized over the next two years and the remaining 47% is expected to be recognized thereafter. This includes performance obligations under sponsorship agreements and the Company’s agreements with DCT Abu Dhabi that have original expected durations

SPHERE ENTERTAINMENT CO.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
(continued)
longer than one year and for which the respective consideration is not variable. In developing the estimated revenue, the Company applies the allowable practical expedient and does not disclose information about remaining performance obligations that have original expected durations of one year or less.
Note 4. Restructuring Charges
During the three and nine months ended September 30, 2026, the Company recognized restructuring charges of $2,466 and $6,203, respectively, primarily related to termination benefits for certain executives and employees during the three month period and termination benefits provided as part of a voluntary exit program the Company implemented during the nine month period. These charges were recorded in Accrued expenses and other current liabilities on the accompanying condensed consolidated balance sheets. During the three and nine months ended September 30, 2025, the Company recognized restructuring charges of $5,993 and $8,781, respectively, related to termination benefits for certain executives and employees, which were recorded in Accrued expenses and other current liabilities on the accompanying condensed consolidated balance sheets.
Changes to the Company’s restructuring liability through September 30, 2026 were as follows:

Restructuring Liability
Balance as of December 31, 2025	$8,218
Restructuring charges	6,203
Payments	(12,048)
Balance as of September 30, 2026	$2,373
Note 5. Investments
As of September 30, 2026 and December 31, 2025, the Company’s investments are included within Investments in the accompanying condensed consolidated balance sheets and consisted of the following:

		Investment As of
	Ownership Percentage as of September 30, 2026	September 30, 2026	December 31, 2025
Equity method investments:
SACO Technologies Inc. (“SACO”)	30%	$17,196	$16,981
Gotham Advanced Media and Entertainment, LLC	50%	6,771	9,354
Equity investments without readily determinable fair values		8,721	8,721
Other equity investments with readily determinable fair values held in trust under the Company’s Executive Deferred Compensation Plan (a)		3,662	3,669
Total investments		$36,350	$38,725
_________________
(a)    The Company’s investments with readily determinable fair values are classified within Level I of the fair value hierarchy as they are valued based on quoted prices in active markets. Refer to Note 11. Pension Plans and Other Postretirement Benefit Plan, for further detail on the Company’s Executive Deferred Compensation Plan.
The Company had unrealized (losses) gains on equity investments with and without readily determinable fair values of $(32) and $196 for the three and nine months ended September 30, 2026, respectively, and $160 and $400 for the three and nine months ended September 30, 2025, respectively, which are recorded in Other expense, net.

SPHERE ENTERTAINMENT CO.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
(continued)
Note 6. Property and Equipment, net
As of September 30, 2026 and December 31, 2025, Property and equipment, net consisted of the following:

	As of
	September 30, 2026	December 31, 2025
Buildings	$2,276,569	$2,270,557
Equipment, furniture, and fixtures	1,246,869	1,231,690
Leasehold improvements	23,900	23,896
Construction in progress	1,067	5,873
Total property and equipment, gross	3,548,405	3,532,016
Less accumulated depreciation and amortization	(1,068,160)	(821,373)
Property and equipment, net	$2,480,245	$2,710,643
The property and equipment balances above include $84,270 and $130,061 of capital expenditure accruals (primarily related to Sphere construction) as of September 30, 2026 and December 31, 2025, respectively, which are reflected in Accrued expenses and other current liabilities in the accompanying condensed consolidated balance sheets. See Note 2. Summary of Significant Accounting Policies to the Audited Consolidated Financial Statements included in the Form 10-K for details on the Company’s estimated useful lives for each major category of property and equipment.

The Company recorded depreciation expense on property and equipment of $81,718 and $247,080 for the three and nine months ended September 30, 2026, respectively, and $82,446 and $247,326 for the three and nine months ended September 30, 2025, respectively, which is recognized in Depreciation and amortization in the accompanying condensed consolidated statements of operations.
Note 7. Original Immersive Production Content
The Company’s deferred immersive production content costs for its original immersive productions are included within Other non-current assets in the accompanying condensed consolidated balance sheets.
As of September 30, 2026 and December 31, 2025, total deferred immersive production content costs consisted of the following:

	As of
	September 30, 2026	December 31, 2025
Immersive Production content:
Released, less amortization	$118,625	$133,915
In-process	55,694	36,877
Total immersive production content	$174,319	$170,792
The following table summarizes the Company’s amortization of production content costs, which are reported in Direct operating expenses in the accompanying condensed consolidated statements of operations for the three and nine months ended September 30, 2026 and 2025 as follows:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2026	2025	2026	2025
Immersive production content costs (a)	$7,908	$8,574	$27,791	$21,663
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

SPHERE ENTERTAINMENT CO.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
(continued)
Note 8. Goodwill and Intangible Assets
The carrying amounts of goodwill as of December 31, 2025 and September 30, 2026 were as follows:

	Sphere	MSG Networks	Consolidated
Gross balance at December 31, 2025	$46,864	$424,508	$471,372
Accumulated impairment losses (a)	—	(213,250)	(213,250)
Net balance at December 31, 2025	$46,864	$211,258	$258,122

Changes during the period:
Acquisitions	—	—	—
Impairments	—	(177,553)	(177,553)

Gross balance at September 30, 2026	$46,864	$424,508	$471,372
Accumulated impairment losses	—	(390,803)	(390,803)
Net balance at September 30, 2026	$46,864	$33,705	$80,569
(a) Accumulated impairment losses with respect to MSG Networks have been adjusted to reflect the corrections described in Note 1. Description of the Business and Basis of Presentation.
During the quarterly period ended September 30, 2026, the Company performed its annual impairment tests of goodwill. With respect to the Sphere segment, the Company performed a qualitative assessment and determined that, as of the annual impairment test date, there was no impairment of the Sphere segment’s goodwill.
With respect to the MSG Networks segment, as of the annual impairment testing date, the Company could not support the conclusion that it is not more likely than not that the fair value of the reporting unit is greater than its carrying amount and thus elected to perform a quantitative goodwill impairment test to identify potential impairment by comparing the fair value of the reporting unit with its carrying amount, including goodwill. In doing so, the Company estimated the fair value of the MSG Networks reporting unit based on a discounted cash flow model (income approach). This approach relied on numerous assumptions and judgments within the model that were subject to various risks and uncertainties. Principal assumptions utilized, all of which are considered Level III inputs under the fair value hierarchy, include the Company’s estimates of future revenue, estimates of future operating cost, margin assumptions, terminal growth rates and the discount rate applied to estimate future cash flows.
Based upon the results of the Company’s annual quantitative impairment test, the Company concluded that the carrying value of the MSG Networks reporting unit exceeded its estimated fair value as of the annual impairment testing date and recorded a goodwill impairment charge of $177,553 during the quarterly period ended September 30, 2026, as a result of projected declines in the reporting unit’s business.
The Company continues to closely monitor the performance and fair value of its MSG Networks reporting unit. An adverse change in market factors or the business outlook for the MSG Networks reporting unit could negatively impact the fair value of the MSG Networks reporting unit and result in an additional goodwill impairment charge at that time.
The Company’s intangible assets subject to amortization as of September 30, 2026 and December 31, 2025 were as follows:

	As of
	September 30, 2026			December 31, 2025
	Gross carrying amount	Accumulated amortization	Intangible assets, net	Gross carrying amount	Accumulated amortization	Intangible assets, net
Affiliate relationships	$83,044	$(75,257)	$7,787	$83,044	$(72,921)	$10,123
Technology	15,508	(7,496)	8,012	15,508	(5,169)	10,339
Trade name	2,032	(982)	1,050	2,032	(677)	1,355
Total	$100,584	$(83,735)	$16,849	$100,584	$(78,767)	$21,817
The Company recognized amortization expense on intangible assets of $1,656 and $4,969 for the three and nine months ended September 30, 2026, respectively, and $1,656 and $4,912 for the three and nine months ended September 30, 2025, respectively, which is recorded in Depreciation and amortization in the accompanying condensed consolidated statements of operations.

SPHERE ENTERTAINMENT CO.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
(continued)
Note 9. Commitments and Contingencies
Commitments
As of September 30, 2026, commitments of the Company in the normal course of business were as follows:

	Commitments
	2026 (Remainder)	2027	2028	2029	2030	Thereafter	Total
Sphere
Event-related commitments	$4,854	$15,000	$—	$—	$—	$—	$19,854
Total Sphere Commitments	$4,854	$15,000	$—	$—	$—	$—	$19,854
MSG Networks
Broadcast rights	$52,637	$209,634	$202,793	$113,751	$26,262	$13,131	$618,208
Purchase commitments	4,036	15,649	4,085	559	—	—	24,329
Talent commitments	340	1,363	1,368	850	—	—	3,921
Total MSG Networks Commitments	$57,013	$226,646	$208,246	$115,160	$26,262	$13,131	$646,458

Total Commitments	$61,867	$241,646	$208,246	$115,160	$26,262	$13,131	$666,312
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

SPHERE ENTERTAINMENT CO.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
(continued)
During the quarter ended September 30, 2023, a realized gain of approximately $62,600 was recorded in Other income (expense), net on the condensed consolidated statements of operations in connection with the settlement payment to the Company.
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
On April 6, 2023, the parties to the MSG Networks Litigation reached an agreement in principle to settle the MSG Networks Litigation, without admitting liability, on the terms and conditions set forth in a binding term sheet, which was incorporated into a long-form settlement agreement (the “MSGN Settlement Agreement”) that was filed with the Court on May 18, 2023. The MSGN Settlement Agreement provided for, among other things, the final dismissal of the MSG Networks Litigation in exchange for a settlement payment to the plaintiffs and the class of approximately $48,500, of which approximately $28,000 has been paid by the Company and approximately $20,500 has been paid to the plaintiffs by insurers (who agreed to advance these costs subject to final resolution of the parties’ insurance coverage dispute). The MSGN Settlement Agreement was approved by the Court on August 14, 2023, which constituted the final judgment in the action. MSG Networks Inc. has a dispute with its insurers over whether and to what extent there is insurance coverage for the settlement (and has settled with one of the insurers). The dispute between MSG Networks Inc. and the remaining insurers is in litigation. On June 24, 2026, the court found, at the summary judgment phase, in favor of the insurers, finding that the insurers were not obligated to cover the MSG Networks Inc. settlement costs. As a result of this decision, approximately $25,900 has been accrued in Accrued expenses and other current liabilities as of September 30, 2026 (compared to approximately $18,000 as of December 31, 2025). MSG Networks Inc. is appealing that decision.
The Company is a defendant in various other lawsuits. Although the outcome of these other lawsuits cannot be predicted with certainty (including the extent of available insurance, if any), management does not believe that resolution of these other lawsuits will have a material adverse effect on the Company.
Note 10. Credit Facilities and Convertible Notes
The following table summarizes the presentation of the outstanding balances under the Company’s credit agreements and convertible notes as of September 30, 2026 and December 31, 2025:

	As of
	September 30, 2026			December 31, 2025
	Principal	Unamortized Deferred Financing Costs	Net	Principal	Unamortized Deferred Financing Costs	Net
Current portion
MSG Networks term loan facility (a)	$59,658	$—	$59,658	$63,009	$—	$63,009
Current portion of long-term debt, net	$59,658	$—	$59,658	$63,009	$—	$63,009
_________________
(a)     The September 30, 2026 carrying amount of the MSG Networks term loan facility is calculated pursuant to the troubled debt restructuring guidance as further discussed below in this Note 10.

SPHERE ENTERTAINMENT CO.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
(continued)

	As of
	September 30, 2026				December 31, 2025
	Principal	Debt Discount	Unamortized Deferred Financing Costs	Net	Principal	Debt Discount	Unamortized Deferred Financing Costs	Net
Non-current portion
MSG Networks term loan facility (a)	$181,998	$—	$—	$181,998	$240,695	$—	$—	$240,695
2026 LV Sphere Term Loan Facility	275,000	—	(3,371)	271,629	—	—	—	—
2022 LV Sphere Term Loan Facility	—	—	—	—	275,000	—	(2,151)	272,849
3.50% Convertible Senior Notes	258,750	(3,100)	(505)	255,145	258,750	(4,168)	(687)	253,895
Long-term debt, net	$715,748	$(3,100)	$(3,876)	$708,772	$774,445	$(4,168)	$(2,838)	$767,439
_________________
(a)     The September 30, 2026 carrying amount of the MSG Networks term loan facility is calculated pursuant to the troubled debt restructuring guidance, as further discussed below in this Note 10.
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

Pursuant to the A&R MSGN Credit Agreement, the Prior MSGN Credit Facilities were replaced with a $210,000 term loan facility (the “MSGN Term Loan Facility”), which matures on December 31, 2029. The outstanding balance under the MSGN Term Loan Facility was $105,632 as of September 30, 2026.
Interest Rates. Borrowings under the A&R MSGN Credit Agreement bear interest at a rate per annum, which at the option of MSGN L.P., may be equal to either (i) adjusted Term SOFR (i.e., Term SOFR as defined in the A&R MSGN Credit Agreement, plus 0.10%) plus 5.00% or (ii) Alternate Base rate, as defined in the A&R MSGN Credit Agreement, plus 4.00%. Upon a payment default in respect of principal, interest or other amounts due and payable under the A&R MSGN Credit Agreement or related loan documents, default interest will accrue on all overdue amounts at an additional rate of 2.00% per annum. The interest rate on the MSGN Term Loan Facility as of September 30, 2026 was 9.00%.
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

Principal Repayments. Subject to customary notice and minimum amount conditions, MSGN L.P. may voluntarily prepay outstanding loans under the A&R MSGN Credit Agreement at any time, in whole or in part, without premium or penalty (except for customary breakage costs with respect to Term Benchmark (as defined in the A&R MSGN Credit Agreement) loans). The MSGN Term Loan Facility has a fixed amortization of $10,000 per quarter, which commenced on September 30, 2025. During the nine months ended September 30, 2026, MSGN L.P. made fixed amortization payments of $30,000. MSGN L.P. is required to make mandatory prepayments pursuant to a mandatory cash sweep, determined at the end of each fiscal quarter, that requires 100% of MSGN L.P.’s and the MSGN Subsidiary Guarantors’ excess balance sheet cash over certain thresholds (subject to certain exclusions) to be used to repay the principal amount outstanding. In October 2026, MSGN L.P. made a $862 mandatory cash sweep payment based on excess cash as of September 30, 2026. MSGN L.P. is further required to make mandatory prepayments in certain circumstances, including from the net cash proceeds of certain dispositions of assets or casualty insurance and/or condemnation awards (subject to a threshold below which payments are not required, as well as certain reinvestment, repair and replacement rights) and upon the incurrence of indebtedness (subject to certain exceptions).
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

SPHERE ENTERTAINMENT CO.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
(continued)
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

Financial Covenants. The 2026 LV Sphere Facilities include financial covenants requiring MSG LV to maintain a minimum debt service coverage ratio of 2.50:1.00 and a maximum total leverage ratio of 3.50:1.00. Both covenants are tested quarterly based on the four consecutive fiscal quarters of MSG LV then most recently ended. As of September 30, 2026, MSG LV was in compliance with the financial covenants of the 2026 LV Sphere Facilities.

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
Interest Rates. Borrowings under the 2026 LV Sphere Facilities bear interest at a floating rate, which at the option of MSG LV may be either (i) Term SOFR (as defined in the 2026 LV Sphere Facilities) plus a margin that ranges from 2.50% to 3.00% based on MSG LV’s total leverage ratio or (ii) the Alternative Base Rate (as defined in the 2026 LV Sphere Facilities) plus a margin that ranges from 1.50% to 2.00% based on MSG LV’s total leverage ratio. The interest rate on the 2026 LV Sphere Term Loan Facility as of September 30, 2026 was 6.40%.
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

SPHERE ENTERTAINMENT CO.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
(continued)
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
Debt Maturities
Debt maturities over the next five years for the outstanding principal balance under the MSGN Term Loan Facility, 2026 LV Sphere Term Loan Facility and 3.50% Convertible Senior Notes as of September 30, 2026 were as follows:

	MSGN Term Loan Facility (a)	2026 LV Sphere Term Loan Facility	3.50% Convertible Senior Notes	Total
Year ending December 31, 2026	$10,862	$—	$—	$10,862
Year ending December 31, 2027	40,000	—	—	40,000
Year ending December 31, 2028	40,000	13,750	258,750	312,500
Year ending December 31, 2029	14,770	13,750	—	28,520
Year ending December 31, 2030	—	13,750	—	13,750
Thereafter	—	233,750	—	233,750
Total debt	$105,632	$275,000	$258,750	$639,382
_________________
(a)    The carrying amount of the MSGN Term Loan Facility, which is calculated by applying the troubled debt restructuring guidance as discussed above, was $241,656 as of September 30, 2026. Due to uncertainty in amounts payable and timing, Contingent Interest Units and undiscounted interest payments are excluded from the table above. Furthermore, the debt maturities shown above do not reflect quarterly mandatory cash sweep prepayments that may become due based on excess balance sheet cash over certain thresholds, other than the quarterly cash flow sweep payment made in October 2026.
Interest payments and loan principal repayments made by the Company under the credit agreements and convertible notes for the nine months ended September 30, 2026 and 2025 were as follows:

	Interest Payments		Loan Principal Repayments
	Nine Months Ended		Nine Months Ended
	September 30,		September 30,
	2026	2025	2026	2025
MSG Networks term loan facility (a)	$8,797	$41,359	$53,305	$115,000
2026 LV Sphere Term Loan Facility	13,715	—	—	—
2022 LV Sphere Term Loan Facility	—	18,897	—	—
3.50% Convertible Senior Notes	4,528	4,528	—	—
Total Payments	$27,040	$64,784	$53,305	$115,000
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

SPHERE ENTERTAINMENT CO.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
(continued)
The carrying value and fair value of the Company’s debt recorded in the accompanying condensed consolidated balance sheets as of September 30, 2026 and December 31, 2025 were as follows:

	As of
	September 30, 2026		December 31, 2025
	Carrying Value (a)	Fair Value	Carrying Value (a)	Fair Value
Liabilities:
MSG Networks term loan facility	$241,656	$100,877	$303,704	$147,811
2026 LV Sphere Term Loan Facility	275,000	270,875	—	—
2022 LV Sphere Term Loan Facility	—	—	275,000	270,875
3.50% Convertible Senior Notes	255,650	991,427	254,582	711,097
Total debt	$772,306	$1,363,179	$833,286	$1,129,783
_________________
(a)    The total carrying value of the Company’s debt as of September 30, 2026 and December 31, 2025 is equal to the current and non-current principal payments for the Company’s debt, excluding unamortized deferred financing costs of $3,876 and $2,838, respectively.
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
Defined Benefit Pension Plans and Postretirement Benefit Plan
The following tables present components of net periodic benefit cost for the Pension Plans and Postretirement Plan included in the accompanying condensed consolidated statements of operations for the three and nine months ended September 30, 2026 and 2025. Service cost is recorded in Direct operating expenses and Selling, general and administrative expenses. All other components of net periodic benefit cost are recorded in Other expense, net.

	Pension Plans		Postretirement Plan
	Three Months Ended		Three Months Ended
	September 30,		September 30,
	2026	2025	2026	2025
Service cost	$47	$48	$4	$4
Interest cost	486	494	22	24
Expected return on plan assets	(246)	(238)	—	—
Recognized actuarial loss	99	85	10	—
Net periodic benefit cost	$386	$389	$36	$28

SPHERE ENTERTAINMENT CO.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
(continued)

	Pension Plans		Postretirement Plan
	Nine Months Ended		Nine Months Ended
	September 30,		September 30,
	2026	2025	2026	2025
Service cost	$141	$144	$12	$12
Interest cost	1,458	1,482	66	72
Expected return on plan assets	(738)	(714)	—	—
Recognized actuarial loss	297	255	30	—
Net periodic benefit cost	$1,158	$1,167	$108	$84
Contributions for Qualified Defined Benefit Plans
The Company sponsors one non-contributory, qualified defined benefit pension plan covering certain of its union employees, the “Networks 1212 Plan.” During the three and nine months ended September 30, 2026, the Company contributed $970 and $1,100, respectively, to the Networks 1212 Plan. During the three and nine months ended September 30, 2025, the Company contributed $500 to the Networks 1212 Plan.
Defined Contribution Plans
The Company sponsors the MSGN Holdings, L.P. Excess Savings Plan and the Sphere Entertainment Excess Savings Plan, and participates in the Madison Square Garden 401(k) Savings Plan (collectively, the “Savings Plans”). Expenses related to the Savings Plans included in the accompanying condensed consolidated statements of operations were $2,432 and $6,721 for the three and nine months ended September 30, 2026, respectively, and $2,020 and $6,030 for the three and nine months ended September 30, 2025, respectively.

Executive Deferred Compensation
See Note 15. Pension Plans and Other Postretirement Benefit Plan to the Company’s Audited Consolidated Financial Statements included in the Form 10-K for more information regarding the Company’s Executive Deferred Compensation Plan (the “Executive Deferred Compensation Plan”). The Company recorded compensation (income) expense of $(32) and $196 for the three and nine months ended September 30, 2026, respectively, and $160 and $400 for the three and nine months ended September 30, 2025, respectively, within Selling, general and administrative expenses in the accompanying condensed consolidated statements of operations to reflect the remeasurement of the Executive Deferred Compensation Plan liability. In addition, the Company recorded a (loss) gain of $(32) and $196 for the three and nine months ended September 30, 2026, respectively, and gain of $160 and $400 for the three and nine months ended September 30, 2025, respectively, within Other expense, net in the accompanying condensed consolidated statements of operations to reflect remeasurement of the fair value of assets under the Executive Deferred Compensation Plan.

The following table summarizes amounts recognized related to the Executive Deferred Compensation Plan in the accompanying condensed consolidated balance sheets:

	As of
	September 30, 2026	December 31, 2025
Non-current assets (included in Investments)	$3,667	$3,669
Non-current liabilities (included in Other non-current liabilities)	$(3,690)	$(3,680)
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
Share-based compensation expense for the Company’s restricted stock units (“RSUs”), performance stock units (“PSUs”), stock options and/or cash-settled stock appreciation rights (“SARs”) is recorded in the condensed consolidated statements of operations as a component of direct operating expenses or selling, general and administrative expenses.

SPHERE ENTERTAINMENT CO.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
(continued)
The following table summarizes the Company’s share-based compensation expense:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2026	2025	2026	2025
Share-based compensation (a)	$11,879	$10,608	$64,614	$51,526
Fair value of awards vested	$66,045	$36,969	$86,371	$48,429
_________________
(a)    Share-based compensation excludes costs that have been capitalized of $985 and $723 for the nine months ended September 30, 2026 and 2025, respectively.
As of September 30, 2026, there was $59,442 of unrecognized compensation cost related to unvested RSUs, PSUs, stock options and SARs held by the Company’s employees. The cost is expected to be recognized over a weighted-average period of approximately 1.78 years.
For the three and nine months ended September 30, 2026 and 2025, all RSUs, PSUs and stock options were excluded from the calculation of diluted loss per share because the Company reported a net loss attributable to Sphere Entertainment Co.’s stockholders for the periods and, therefore, their impact on reported loss per share would have been anti-dilutive.
Award Activity
RSUs
During the nine months ended September 30, 2026 and 2025, approximately 160 and 465 RSUs were granted, respectively, and approximately 346 and 547 RSUs vested, respectively.
PSUs
During the nine months ended September 30, 2026 and 2025, approximately 120 and 368 PSUs were granted, respectively, and approximately 331 and 451 PSUs vested, respectively.
Stock options
During the nine months ended September 30, 2026, there were no stock options granted or vested and approximately 538 stock options were exercised. During the nine months ended September 30, 2025, there were 1,685 stock options granted and 20 stock options were exercised.
Note 13. Stockholders’ Equity
Preferred Stock
The Company is authorized to issue 15,000 shares of preferred stock, par value $0.01. As of September 30, 2026 and December 31, 2025, no shares of preferred stock were outstanding.
Stock Repurchase Program
On March 31, 2020, the Company’s Board of Directors authorized a share repurchase program to repurchase up to $350,000 of the Company’s Class A Common Stock. The program was re-authorized by the Company’s Board of Directors on March 29, 2023. Under the authorization, shares of Class A Common Stock may be purchased from time to time in open market or private transactions, block trades or such other manner as the Company may determine, in accordance with applicable insider trading and other securities laws and regulations. The timing and amount of purchases will depend on market conditions and other factors. During the nine months ended September 30, 2026, the Company did not engage in any share repurchase activities under its share repurchase program. As of September 30, 2026, the Company had approximately $300,000 remaining available for repurchases of the Company’s Class A Common Stock.
Accumulated Other Comprehensive Loss
The following tables detail the components of accumulated other comprehensive loss:

SPHERE ENTERTAINMENT CO.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
(continued)

	Pension Plans and Postretirement Plan	Cumulative Translation Adjustments	Accumulated Other Comprehensive Loss
Balance as of December 31, 2025	$(6,854)	$6,072	$(782)
Other comprehensive loss:
Other comprehensive income (loss) before reclassifications	—	(111)	(111)
Amounts reclassified from accumulated other comprehensive loss (a)	(372)	—	(372)
Income tax benefit	96	28	124
Other comprehensive loss, total	(276)	(83)	(359)
Balance as of March 31, 2026	$(7,130)	$5,989	$(1,141)
Other comprehensive loss:
Other comprehensive income (loss) before reclassifications	—	(104)	(104)
Amounts reclassified from accumulated other comprehensive loss (a)	(372)	—	(372)
Income tax benefit	95	27	122
Other comprehensive loss, total	(277)	(77)	(354)
Balance as of June 30, 2026	$(7,407)	$5,912	$(1,495)
Other comprehensive loss:
Other comprehensive income (loss) before reclassifications	—	(14)	(14)
Amounts reclassified from accumulated other comprehensive loss (a)	(372)	—	(372)
Income tax benefit	95	2	97
Other comprehensive loss, total	(277)	(12)	(289)
Balance as of September 30, 2026	$(7,684)	$5,900	$(1,784)

	Pension Plans and Postretirement Plan	Cumulative Translation Adjustments	Accumulated Other Comprehensive Loss
Balance as of December 31, 2024	$(5,877)	$(1,631)	$(7,508)
Other comprehensive (loss) income:
Other comprehensive income before reclassifications	—	1,941	1,941
Amounts reclassified from accumulated other comprehensive loss (a)	(233)	—	(233)
Income tax benefit	62	215	277
Other comprehensive (loss) income, total	(171)	2,156	1,985
Balance as of March 31, 2025	$(6,048)	$525	$(5,523)
Other comprehensive (loss) income:
Other comprehensive income before reclassifications	—	2,546	2,546
Amounts reclassified from accumulated other comprehensive loss (a)	(234)	6,175	5,941
Income tax benefit (expense)	63	(3,061)	(2,998)
Other comprehensive (loss) income, total	(171)	5,660	5,489
Balance as of June 30, 2025	$(6,219)	$6,185	$(34)
Other comprehensive loss:
Other comprehensive income (loss) before reclassifications	—	(101)	(101)
Amounts reclassified from accumulated other comprehensive loss (a)	(234)	—	(234)
Income tax benefit (expense)	124	(35)	89
Other comprehensive loss, total	(110)	(136)	(246)
Balance as of September 30, 2025	$(6,329)	$6,049	$(280)
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

SPHERE ENTERTAINMENT CO.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
(continued)
Note 14. Related Party Transactions
As of September 30, 2026, certain members of the Dolan family, including certain trusts for the benefit of members of the Dolan family (collectively, the “Dolan Family Group”), collectively beneficially owned 100% of the Company’s outstanding Class B Common Stock, par value $0.01 per share (“Class B Common Stock”) and approximately 10.1% of the Company’s outstanding Class A Common Stock (inclusive of options exercisable within 60 days after September 30, 2026) for purposes of Section 13(d) of the Securities Exchange Act of 1934, as amended. Such shares of the Company’s Class A Common Stock and Class B Common Stock, collectively, represent approximately 72.1% of the aggregate voting power of the Company’s outstanding common stock. Members of the Dolan family are also the controlling stockholders of MSG Entertainment, MSG Knickerbockers Corp. (formerly Madison Square Garden Sports Corp., “MSG Knicks”), MSG Rangers Corp. (“MSG Rangers”) and AMC Global Media Inc. (formerly AMC Networks Inc., “AMC Networks”).
See Note 19. Related Party Transactions, to the Audited Consolidated Financial Statements included in the Form 10-K for a description of the Company’s related party arrangements. There were no material changes in such related party arrangements during the three and nine months ended September 30, 2026.
Accrued liabilities associated with other equity method investment nonconsolidated affiliates were $18,204 as of September 30, 2026 and December 31, 2025, and are reported under Accrued expenses and other current liabilities in the accompanying condensed consolidated balance sheets.
Revenues and Operating Expenses
The following table summarizes the composition and amounts of the transactions with the Company’s related parties. These amounts are reflected in revenues and operating expenses in the accompanying condensed consolidated statements of operations for the three and nine months ended September 30, 2026 and 2025:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2026	2025	2026	2025
Revenues	$15	$1,298	$1,653	$3,784
Operating expenses:
Media fees	33,644	33,329	101,830	102,453
Corporate general and administrative expenses, net - MSG Entertainment Services Agreement	16,639	16,202	49,606	50,724
Origination, master control and technical services	1,184	1,161	3,552	3,483
Other operating expenses, net (a)	4,818	3,343	14,771	10,840
Total operating expenses, net (b)	$56,285	$54,035	$169,759	$167,500
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
(b)    Of the total operating expenses, net $34,780 and $105,424 for the three and nine months ended September 30, 2026, respectively, and $34,436 and $106,134 for the three and nine months ended September 30, 2025, respectively, are included in Direct operating expenses in the accompanying condensed consolidated statements of operations. Of the total operating expenses, net, $21,505 and $64,336 for the three and nine months ended September 30, 2026, respectively, and $19,599 and $61,366 for the three and nine months ended September 30, 2025, respectively, are included in Selling, general and administrative expenses in the accompanying condensed consolidated statements of operations.
Note 15. Segment Information
As of September 30, 2026, the Company was comprised of two reportable segments: Sphere and MSG Networks. The Company takes into account whether two or more operating segments can be aggregated together as one reportable segment as well as the type of discrete financial information that is available and regularly reviewed by its Chief Operating Decision Maker (“CODM”). The CODM is the Company’s Executive Chairman and Chief Executive Officer.
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

SPHERE ENTERTAINMENT CO.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
(continued)
Information as to the operations of the Company’s reportable segments is set forth below.

	Three Months Ended
	September 30, 2026
	Sphere	MSG Networks	Total
Revenues	$198,856	$75,404	$274,260
Operating expenses:
Event-related expenses (a)	78,812	—	78,812
Rights fee expense	—	47,889	47,889
Network programming and production costs	—	11,367	11,367
Other direct operating expenses (a)	5,023	—	5,023
Overhead expenses(b)	98,323	10,024	108,347
Other segment expenses(c)	83,665	179,728	263,393
Operating loss	$(66,967)	$(173,604)	$(240,571)
Other income (expense):
Interest income			4,851
Interest expense			(8,011)
Other expense, net			(1,131)
Loss from operations before income taxes			$(244,862)
Reconciliation of operating loss to adjusted operating income:
Operating loss	$(66,967)	$(173,604)	$(240,571)
Adjustments:
Share-based compensation expense	14,073	630	14,703
Depreciation and amortization	81,517	1,857	83,374
Restructuring charges	2,148	318	2,466
Impairment and other losses, net	—	177,553	177,553
Merger, debt work-out, and acquisition-related costs, including merger-related litigation expenses, net of insurance recoveries	206	—	206
Amortization for capitalized cloud computing arrangement costs	1,453	—	1,453
Remeasurement of deferred compensation plan liabilities	(32)	—	(32)
Adjusted operating income	$32,398	$6,754	$39,152

SPHERE ENTERTAINMENT CO.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
(continued)

	Three Months Ended
	September 30, 2025
	Sphere	MSG Networks	Total
Revenues	$174,090	$88,421	$262,511
Operating expenses:
Event-related expenses (a)	71,611	—	71,611
Rights fee expense	—	47,869	47,869
Network programming and production costs	—	10,382	10,382
Other direct operating expenses (a)	7,122	—	7,122
Overhead expenses(b)	92,697	6,995	99,692
Other segment expenses(c)	87,094	101,845	188,939
Operating loss	$(84,434)	$(78,670)	$(163,104)
Other income (expense):
Interest income			2,737
Interest expense			(9,399)
Other expense, net			(328)
Loss from operations before income taxes			$(170,094)
Reconciliation of operating loss to adjusted operating income:
Operating loss	$(84,434)	$(78,670)	$(163,104)
Adjustments:
Share-based compensation expense	12,409	(3,876)	8,533
Depreciation and amortization	81,996	2,106	84,102
Restructuring charges	5,041	952	5,993
Impairment and other losses, net	57	98,787	98,844
Merger, debt work-out, and acquisition-related costs, including merger-related litigation expenses, net of insurance recoveries	257	—	257
Amortization for capitalized cloud computing arrangement costs	1,579	—	1,579
Remeasurement of deferred compensation plan liabilities	160	—	160
Adjusted operating income	$17,065	$19,299	$36,364

SPHERE ENTERTAINMENT CO.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
(continued)

	Nine Months Ended
	September 30, 2026
	Sphere	MSG Networks	Total
Revenues	$691,174	$283,137	$974,311
Operating expenses:
Event-related expenses (a)	257,418	—	257,418
Rights fee expense	—	147,076	147,076
Network programming and production costs	—	45,934	45,934
Other direct operating expenses (a)	13,373	—	13,373
Overhead expenses(b)	330,509	38,748	369,257
Other segment expenses(c)	251,300	184,584	435,884
Operating loss	$(161,426)	$(133,205)	$(294,631)
Other income (expense):
Loss on extinguishment of debt			(2,071)
Interest income			13,588
Interest expense			(24,323)
Other expense, net			(3,059)
Loss from operations before income taxes			$(310,496)
Reconciliation of operating loss to adjusted operating income:
Operating loss	$(161,426)	$(133,205)	$(294,631)
Adjustments:
Share-based compensation expense	44,259	2,076	46,335
Depreciation and amortization	246,077	5,972	252,049
Restructuring charges	5,144	1,059	6,203
Impairment and other losses, net	79	177,553	177,632
Merger, debt work-out, and acquisition-related costs, including merger-related litigation expenses, net of insurance recoveries	8,499	—	8,499
Amortization for capitalized cloud computing arrangement costs	3,769	—	3,769
Remeasurement of deferred compensation plan liabilities	196	—	196
Adjusted operating income	$146,597	$53,455	$200,052

SPHERE ENTERTAINMENT CO.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
(continued)

	Nine Months Ended
	September 30, 2025
	Sphere	MSG Networks	Total
Revenues	$507,222	$318,540	$825,762
Operating expenses:
Event-related expenses (a)	202,457	—	202,457
Rights fee expense	—	154,318	154,318
Network programming and production costs	—	46,687	46,687
Other direct operating expenses (a)	23,163	—	23,163
Overhead expenses(b)	285,490	41,494	326,984
Other segment expenses(c)	257,756	106,269	364,025
Operating loss	$(261,644)	$(30,228)	$(291,872)
Other income (expense):
Gain on extinguishment of debt			346,092
Interest income			10,699
Interest expense			(61,467)
Other expense, net			(2,068)
Income from operations before income taxes			$1,384
Reconciliation of operating (loss) income to adjusted operating income:
Operating loss	$(261,644)	$(30,228)	$(291,872)
Adjustments:
Share-based compensation expense	50,316	(1,338)	48,978
Depreciation and amortization	245,708	6,530	252,238
Restructuring charges	7,829	952	8,781
Impairment and other losses, net	4,219	98,787	103,006
Merger, debt work-out, and acquisition-related costs, including merger-related litigation expenses, net of insurance recoveries	3,596	3,934	7,530
Amortization for capitalized cloud computing arrangement costs	4,737	—	4,737
Remeasurement of deferred compensation plan liabilities	400	—	400
Adjusted operating income	$55,161	$78,637	$133,798
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
Concentration of Risk
Accounts receivable, net in the accompanying condensed consolidated balance sheets as of September 30, 2026 and December 31, 2025 include amounts due from the following individual customers, which accounted for the noted percentages of the gross balance:

	As of
	September 30, 2026	December 31, 2025
Customer A	11%	11%
Customer B	8%	9%
Customer C	8%	8%

SPHERE ENTERTAINMENT CO.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
(continued)
Revenues in the accompanying condensed consolidated statements of operations for the three and nine months ended September 30, 2026 and 2025 include amounts from the following individual customers, derived from the MSG Networks segment, which accounted for the noted percentages of the total:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2026	2025	2026	2025
Customer 1	9%	11%	8%	11%
Customer 2	7%	9%	6%	6%
Customer 3	7%	8%	6%	8%
Note 16. Additional Financial Information
The following table provides a summary of the amounts recorded as cash, cash equivalents and restricted cash.

	As of
	September 30, 2026	December 31, 2025
Cash and cash equivalents	$527,197	$507,776
Restricted cash	127	13,488
Total cash, cash equivalents and restricted cash	$527,324	$521,264
The Company’s cash equivalents consist of money market accounts, time deposits and U.S. treasury bills of $505,663 and $99,433 as of September 30, 2026 and December 31, 2025, respectively. Cash, cash equivalents, and restricted cash are measured at fair value within Level I of the fair value hierarchy on a recurring basis using observable inputs that reflect quoted prices for identical assets in active markets. The Company’s restricted cash includes cash deposited in escrow accounts. The Company has deposited cash in interest-bearing escrow accounts related to collateral for its operating leases, and general liability insurance obligations.
Prepaid expenses and other current assets consisted of the following:

	As of
	September 30, 2026	December 31, 2025
Prepaid expenses	$39,772	$38,543
Other receivables	5,253	10,839
Inventory	16,958	14,453
Deferred costs, current	9,453	17,627
Other	14,935	11,362
Total prepaid expenses and other current assets	$86,371	$92,824
Accrued expenses and other current liabilities consisted of the following:

	As of
	September 30, 2026	December 31, 2025
Accrued payroll and employee related liabilities	$59,125	$63,542
Cash due to promoters	149,807	163,499
Capital expenditure accruals	84,270	130,061
Accrued legal fees	30,807	19,361
Other accrued expenses	48,534	55,014
Total Accrued expenses and other current liabilities	$372,543	$431,477
Income Taxes
During the nine months ended September 30, 2026 and 2025, the Company made income tax payments, net of refunds, of $15,734 and $2,279, respectively.

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

•our ability to successfully execute MSG Networks’ strategy for its direct-to-consumer (“DTC”) and authenticated streaming offering, MSG+ (which is currently available through the DAZN streaming product), the success of such offering and our ability to adapt to new content distribution platforms or changes in consumer behavior resulting from emerging technologies;
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
•the tax-free treatment of the distribution of Madison Square Garden Entertainment Corp. (“MSG Entertainment”) from the Company in 2023 and the distribution from MSG Knickerbockers Corp. (formerly Madison Square Garden Sports Corp., “MSG Knicks”) in 2020; and
•the additional factors described under “Risk Factors” included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2025 filed with the Securities and Exchange Commission (the “SEC”) on February 12, 2026 (the “Form 10-K”).
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
Sphere: This segment reflects Sphere, an experiential medium powered by advanced technologies that bring storytelling to a new level. The Company’s first Sphere venue opened in Las Vegas on September 29, 2023. The entire exterior surface of Sphere, referred to as the Exosphere®, is covered with nearly 580,000 square feet of fully programmable LED lighting, creating the largest LED screen in the world and an impactful display for artistic and branded content. Inside, the venue features a 16K x 16K interior display plane – the world’s highest-resolution LED screen that wraps up, over, and around the audience creating a fully immersive visual environment. In addition, Sphere’s advanced technologies include Sphere Immersive SoundTM – Sphere’s proprietary audio system – as well as haptic seating and 4D environmental effects. The venue can accommodate up to 20,000 guests and hosts a wide variety of events year-round, including The Sphere ExperienceTM, which features original immersive productions, as well as concerts and residencies from renowned artists, and marquee sports and brand events (formerly referred to as corporate events). Production efforts for Sphere events are supported by Sphere StudiosTM, an immersive content studio dedicated to creating multi-sensory experiences exclusively for Sphere, using proprietary technology, tools and production facilities. Sphere Studios is home to a team of creative, production, technology and software engineering experts who provide full in-house creative and production services. The studio campus in Burbank includes a 68,000-square-foot development facility, as well as Big Dome, a 28,000-square-foot, 100-foot high custom dome, with a quarter-sized version of the interior display plane at Sphere in Las Vegas, that serves as a specialized screening facility, production facility, and lab for content at Sphere.
The Company is focused on creating a global network of Spheres. The Company is working with DCT Abu Dhabi to bring Sphere to Abu Dhabi, United Arab Emirates. In May 2026, Yas Island was selected as the site for Sphere Abu Dhabi. DCT Abu Dhabi is funding construction, which is expected to be completed by the end of 2029. In January 2026, the Company, the State of Maryland, Prince George’s County, and Peterson Companies announced the Company’s intent to develop a new Sphere venue at National Harbor, Maryland.
MSG Networks: This segment is comprised of the Company’s regional sports and entertainment networks, MSG Network and MSG Sportsnet, as well as its DTC and authenticated streaming offering, MSG+ (which is currently available through the DAZN streaming product). MSG Networks serves the New York designated market area, as well as other portions of New York, New Jersey, Connecticut and Pennsylvania and features a wide range of sports content, including exclusive live local games and other programming of the New York Knicks of the NBA and the New York Rangers, New York Islanders, New Jersey Devils and Buffalo Sabres of the NHL, as well as significant coverage of the New York Giants and the Buffalo Bills of the National Football League.
Our MD&A is organized as follows:
Results of Operations. This section provides an analysis of our unaudited results of operations for the three and nine months ended September 30, 2026 and 2025 on both a (i) consolidated basis and (ii) segment basis.
Liquidity and Capital Resources. This section provides a discussion of our financial condition and liquidity, an analysis of our cash flows for the nine months ended September 30, 2026 and 2025, as well as certain contractual obligations and off-balance sheet arrangements.
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
Our Company’s future performance is dependent in part on general economic conditions and the effect of these conditions on our customers. Weak economic conditions may lead to lower tourism and lower demand for our entertainment offerings (including The Sphere Experience) and programming content, which would also negatively affect concession and merchandise sales, and could lead to lower levels of advertising, sponsorship and venue signage. Higher interest rates may lead to increased costs to finance and develop new Sphere venues and lower returns on the investment in those Sphere venues. Recent developments relating to geopolitical events, including, foreign wars and conflicts, as well as tariffs and higher interest rates, have intensified concerns over the global macroeconomic environment, which has resulted in a rise in volatility across financial markets and concerns over the prospect of a U.S. recession. These conditions may also affect the number of immersive productions, concerts, residencies and other events that take place in the future. An economic downturn could adversely affect our business and results of operations. The Company continues to explore additional opportunities to expand our presence in the entertainment industry, both domestically and internationally. Any new investment may not initially contribute to operating income, but is intended to contribute to the success of the Company over time. Our results will also be affected by investments in, and the success of, new immersive productions.

Condensed Consolidated Results of Operations
Comparison of the Three and Nine Months Ended September 30, 2026 versus the Three and Nine Months Ended September 30, 2025
The tables below set forth, for the periods presented, certain historical financial information.

	Three Months Ended
	September 30,		Change
	2026	2025	Amount	Percentage
Revenues	$274,260	$262,511	$11,749	4%
Operating expenses:
Direct operating expenses	143,091	136,984	6,107	4%
Selling, general and administrative expenses	108,347	99,692	8,655	9%
Depreciation and amortization	83,374	84,102	(728)	(1)%
Impairments and other losses, net	177,553	98,844	78,709	80%
Restructuring charges	2,466	5,993	(3,527)	(59)%
Operating loss	(240,571)	(163,104)	(77,467)	47%
Other income (expense):
Interest income	4,851	2,737	2,114	77%
Interest expense	(8,011)	(9,399)	1,388	(15)%
Other expense, net	(1,131)	(328)	(803)	NM
Loss from continuing operations before income taxes	(244,862)	(170,094)	(74,768)	44%
Income tax benefit	68,824	44,412	24,412	55%
Net loss attributable to Sphere Entertainment Co.'s stockholders	$(176,038)	$(125,682)	$(50,356)	40%

	Nine Months Ended
	September 30,		Change
	2026	2025	Amount	Percentage
Revenues	$974,311	$825,762	$148,549	18%
Operating expenses:
Direct operating expenses	463,801	426,625	37,176	9%
Selling, general and administrative expenses	369,257	326,984	42,273	13%
Depreciation and amortization	252,049	252,238	(189)	—%
Impairments and other losses, net	177,632	103,006	74,626	72%
Restructuring charges	6,203	8,781	(2,578)	(29)%
Operating loss	(294,631)	(291,872)	(2,759)	1%
Other income (expense):
(Loss) gain on extinguishment of debt	(2,071)	346,092	(348,163)	NM
Interest income	13,588	10,699	2,889	27%
Interest expense	(24,323)	(61,467)	37,144	(60)%
Other expense, net	(3,059)	(2,068)	(991)	48%
(Loss) income from continuing operations before income taxes	(310,496)	1,384	(311,880)	NM
Income tax benefit (expense)	100,591	(57,204)	157,795	NM
Net loss	(209,905)	(55,820)	(154,085)	NM
Less: Net income attributable to participating securities	6,514	—	6,514	NM
Net loss attributable to Sphere Entertainment Co.'s stockholders	$(216,419)	$(55,820)	$(160,599)	NM
_________________
NM — Absolute percentages greater than 200% and comparisons from positive to negative values or to zero values are considered not meaningful.

The following is a summary of changes in our segments’ operating results for the three and nine months ended September 30, 2026 as compared to the three and nine months ended September 30, 2025, which are discussed below under “—Business Segment Results.”

	Three Months Ended
	September 30, 2026
Changes attributable to	Revenues	Direct operating expenses	Selling, general and administrative expenses	Depreciation and amortization	Impairments and other losses, net	Restructuring charges	Operating income (loss)
Sphere segment	$24,766	$5,102	$5,626	$(479)	$(57)	$(2,893)	$17,467
MSG Networks segment	(13,017)	1,005	3,029	(249)	78,766	(634)	(94,934)
	$11,749	$6,107	$8,655	$(728)	$78,709	$(3,527)	$(77,467)

	Nine Months Ended
	September 30, 2026
Changes attributable to	Revenues	Direct operating expenses	Selling, general and administrative expenses	Depreciation and amortization	Impairments and other losses, net	Restructuring charges	Operating income (loss)
Sphere segment	$183,952	$45,171	$45,019	$369	$(4,140)	$(2,685)	$100,218
MSG Networks segment	(35,403)	(7,995)	(2,746)	(558)	78,766	107	(102,977)
	$148,549	$37,176	$42,273	$(189)	$74,626	$(2,578)	$(2,759)
Depreciation and amortization
For the three and nine months ended September 30, 2026, depreciation and amortization decreased $728 and $189, respectively, due primarily to certain assets becoming fully depreciated during the third quarter of 2026.
Impairments and other losses, net
During the three and nine months ended September 30, 2026, the Company recognized impairments and other losses, net of $177,553 and $177,632, respectively. During the three and nine months ended September 30, 2025, the Company recognized impairments and other losses, net of $98,844 and $103,006, respectively. The current year and prior year charges primarily relate to goodwill impairment charges for the MSG Networks reporting unit.
Restructuring charges
For the three and nine months ended September 30, 2026, the Company recorded restructuring charges of $2,466 and $6,203, respectively, primarily related to termination benefits provided for certain executives and employees during the three month period and termination benefits provided as part of a voluntary exit program the Company implemented during the nine month period. The Company recorded restructuring charges of $5,993 and $8,781, in the three and nine months ended September 30, 2025, respectively, related to termination benefits provided for certain executives and employees.
(Loss) gain on extinguishment of debt
For the nine months ended September 30, 2026, the Company recorded a loss on extinguishment of debt of $2,071, related to the write-off of deferred financing costs in connection with the partial repayment of its 2022 LV Sphere Term Loan Facility.
Interest income
For the three and nine months ended September 30, 2026, interest income increased $2,114 and $2,889, respectively, as compared to the prior year periods, primarily due to higher average cash and cash equivalent balances.
Interest expense
For the three months ended September 30, 2026, interest expense decreased $1,388 as compared to the prior year period, primarily due to lower average interest rates under the LV Sphere Term Loan Facility. For the nine months ended September 30, 2026, interest expense decreased $37,144 as compared to the prior year period, primarily due to the application of troubled debt restructuring for interest expense recognition for the MSGN Term Loan Facility as described in Note 10. Credit Facilities and Convertible Notes to the condensed consolidated financial statements included in “— Item 1. Financial Statements” of this Form 10-Q.

Other expense, net
For the three and nine months ended September 30, 2026, other expense, net increased $803 and $991, respectively, as compared to the prior year periods, primarily due to higher losses from equity method investments and foreign exchange.
Income tax expense
In general, the Company is required to use an estimated annual effective tax rate to measure the tax benefit or expense recognized in an interim period. The estimated annual effective tax rate is revised on a quarterly basis.

For U.S. income tax purposes, the Company is required to recognize cancellation of debt income (“CODI”) on the difference between the face value of debt exchanged and the fair market value of new debt issued. On June 27, 2025, in connection with the execution of the A&R MSGN Credit Agreement, the Company recognized CODI of approximately $614,000, all of which was excluded from taxable income. In the nine months ended September 30, 2026, as a result of a reassessment of the amount applicable as CODI under these provisions, we reduced the amount recognized by approximately $80,000.

Income tax benefit for the three and nine months ended September 30, 2026 of $68,824 and $100,591, respectively, reflects an effective tax rate of 28% and 32%, respectively. The effective tax rate is higher than the statutory federal tax rate of 21% primarily due to discrete income tax benefit related to the impact of CODI (recorded in the six months ended June 30, 2026), excess tax benefit related to share based award compensation, partially offset by nondeductible officers’ compensation.

Income tax benefit for the three months ended September 30, 2025 of $44,412 reflects an effective tax rate of 26%. The effective tax rate is higher than the statutory federal tax rate of 21% primarily due to state and local taxes.

Income tax expense for the nine months ended September 30, 2025 of $57,204 reflects an effective tax rate that is higher than the statutory federal tax rate of 21% primarily due to discrete income tax expense related to the impact of CODI, partially offset by discrete income tax benefits from the reversal of the GAAP gain on extinguishment of debt and income tax benefits due to a decrease in the valuation allowance and state and local taxes.

The Company was notified in January 2026 that the Internal Revenue Service was commencing an audit of the federal income tax return for the fiscal year ended June 30, 2023. The Company does not expect the examination, when finalized, to result in material changes.
Adjusted operating income
The following is a reconciliation of operating loss to adjusted operating income (as defined in Note 15. Segment Information to the condensed consolidated financial statements included in “— Item 1. Financial Statements” of this Form 10-Q) for the three and nine months ended September 30, 2026 as compared to the prior year period:

	Three Months Ended
	September 30,		Change
	2026	2025	Amount	Percentage
Operating loss	$(240,571)	$(163,104)	$(77,467)	47%
Share-based compensation	14,703	8,533	6,170	72%
Depreciation and amortization	83,374	84,102	(728)	(1)%
Restructuring charges	2,466	5,993	(3,527)	(59)%
Impairments and other losses, net	177,553	98,844	78,709	80%
Merger, debt work-out, and acquisition-related costs, including merger-related litigation expenses, net of insurance recoveries	206	257	(51)	(20)%
Amortization for capitalized cloud computing arrangement costs	1,453	1,579	(126)	(8)%
Remeasurement of deferred compensation plan liabilities	(32)	160	(192)	NM
Adjusted operating income	$39,152	$36,364	$2,788	8%

	Nine Months Ended
	September 30,		Change
	2026	2025	Amount	Percentage
Operating loss	$(294,631)	$(291,872)	$(2,759)	1%
Share-based compensation	46,335	48,978	(2,643)	(5)%
Depreciation and amortization	252,049	252,238	(189)	—%
Restructuring charges	6,203	8,781	(2,578)	(29)%
Impairments and other losses, net	177,632	103,006	74,626	72%
Merger, debt work-out, and acquisition-related costs, including merger-related litigation expenses, net of insurance recoveries	8,499	7,530	969	13%
Amortization for capitalized cloud computing arrangement costs	3,769	4,737	(968)	(20)%
Remeasurement of deferred compensation plan liabilities	196	400	(204)	(51)%
Adjusted operating income	$200,052	$133,798	$66,254	50%
________________
NM — Absolute percentages greater than 200% and comparisons from positive to negative values or to zero values are considered not meaningful.
Adjusted operating income for the three months ended September 30, 2026 increased $2,788 as compared to the prior year period to $39,152. Adjusted operating income for the nine months ended September 30, 2026 increased $66,254 as compared to the prior year period to $200,052. The changes in adjusted operating income were attributable to the Company’s segments as follows:

	Three Months Ended	Nine Months Ended
Changes attributable to	September 30, 2026	September 30, 2026
Sphere segment	$15,333	$91,436
MSG Networks segment	(12,545)	(25,182)
	$2,788	$66,254
For a discussion of these variances, see “—Business Segment Results” below.

Business Segment Results
Sphere
The tables below set forth, for the periods presented, certain historical financial information and a reconciliation of operating loss to adjusted operating income for the Company’s Sphere segment.

	Three Months Ended
	September 30,		Change
	2026	2025	Amount	Percentage
Revenues	$198,856	$174,090	$24,766	14%
Operating expenses:
Direct operating expenses	83,835	78,733	5,102	6%
Selling, general and administrative expenses	98,323	92,697	5,626	6%
Depreciation and amortization	81,517	81,996	(479)	(1)%
Impairments and other losses, net	—	57	(57)	NM
Restructuring charges	2,148	5,041	(2,893)	(57)%
Operating loss	$(66,967)	$(84,434)	$17,467	(21)%
Reconciliation to adjusted operating income:
Share-based compensation	14,073	12,409	1,664	13%
Depreciation and amortization	81,517	81,996	(479)	(1)%
Restructuring charges	2,148	5,041	(2,893)	(57)%
Impairments and other losses, net	—	57	(57)	NM
Merger, debt work-out, and acquisition-related costs, including merger-related litigation expenses, net of insurance recoveries	206	257	(51)	(20)%
Amortization for capitalized cloud computing arrangement costs	1,453	1,579	(126)	(8)%
Remeasurement of deferred compensation plan liabilities	(32)	160	(192)	NM
Adjusted operating income	$32,398	$17,065	$15,333	90%

	Nine Months Ended
	September 30,		Change
	2026	2025	Amount	Percentage
Revenues	$691,174	$507,222	$183,952	36%
Operating expenses:
Direct operating expenses	270,791	225,620	45,171	20%
Selling, general and administrative expenses	330,509	285,490	45,019	16%
Depreciation and amortization	246,077	245,708	369	—%
Impairments and other losses, net	79	4,219	(4,140)	(98)%
Restructuring charges	5,144	7,829	(2,685)	(34)%
Operating loss	$(161,426)	$(261,644)	$100,218	(38)%
Reconciliation to adjusted operating income:
Share-based compensation	44,259	50,316	(6,057)	(12)%
Depreciation and amortization	246,077	245,708	369	—%
Restructuring charges	5,144	7,829	(2,685)	(34)%
Impairments and other losses, net	79	4,219	(4,140)	(98)%
Merger, debt work-out, and acquisition-related costs, including merger-related litigation expenses, net of insurance recoveries	8,499	3,596	4,903	136%
Amortization for capitalized cloud computing arrangement costs	3,769	4,737	(968)	(20)%
Remeasurement of deferred compensation plan liabilities	196	400	(204)	(51)%
Adjusted operating income	$146,597	$55,161	$91,436	166%
________________

NM — Absolute percentages greater than 200% and comparisons from positive to negative values or to zero values are considered not meaningful.
Revenues
For the three and nine months ended September 30, 2026, revenues increased $24,766 and $183,952, respectively, as compared to the prior year periods. The change in revenues was attributable to the following:

	Three Months Ended	Nine Months Ended
	September 30, 2026	September 30, 2026
Increase in revenues from The Sphere Experience	$13,071	$148,510
Increase in revenues from sponsorship, signage, Exosphere advertising and suite license fee revenues	6,175	18,294
Increase in event-related revenues	6,136	18,902
Other net decreases	(616)	(1,754)
	$24,766	$183,952
For the three months ended September 30, 2026, the increase in revenues for The Sphere Experience reflects an increase in the number of overall performances and, to a lesser extent, higher per-show revenue as compared to the prior year period due to a full quarter of the The Wizard of Oz at Sphere, which debuted on August 28, 2025. For the nine months ended September 30, 2026, the increase in revenues for The Sphere Experience primarily reflects higher per-show revenue as compared to the prior year period due to the impact of The Wizard of Oz at Sphere. In the current year period, The Sphere Experience reflected 241 and 670 performances of The Wizard of Oz at Sphere (which generated per-show revenue of approximately $469 and $583) for the three and nine months ended September 30, 2026, respectively. For the three months ended September 30, 2025, The Sphere Experience reflected 220 total performances, comprised of 130 performances of Postcard From Earth, 8 performances of V-U2 An Immersive Concert Film, and 82 performances of The Wizard of Oz at Sphere (with combined average per-show revenue of approximately $454). For the nine months ended September 30, 2025, The Sphere Experience reflected 635 performances, comprised of 494 performances of Postcard From Earth, 59 performances of V-U2 An Immersive Concert Film, and 82 performances of The Wizard of Oz at Sphere (with combined average per-show revenue of approximately $381).
For the three and nine months ended September 30, 2026, the increase in revenues from sponsorship, signage, Exosphere advertising and suite license fees reflects higher Exosphere advertising revenue and, to a lesser extent, higher sponsorship revenues (due to increased sales of existing sponsorship inventory) and suite license fee revenues.
For the three months ended September 30, 2026, the increase in event-related revenues mainly reflects higher revenues from concerts, primarily due to the impact of three additional concert residency shows held at Sphere in Las Vegas as compared to the prior year period.
For the nine months ended September 30, 2026, the increase in event-related revenues reflects (i) higher revenues from concerts due to the impact of fifteen additional concert residency shows held at Sphere in Las Vegas as compared to the prior year period, partially offset by lower per-concert revenue due to the mix of concerts as compared to the prior year period, and (ii) lower revenues from brand events due to one fewer brand event as compared to the prior year period, partially offset by higher per-event revenue.
Direct operating expenses
For the three and nine months ended September 30, 2026, direct operating expenses increased by $5,102 and $45,171, respectively, as compared to the prior year periods. The change in direct operating expenses was attributable to the following:

	Three Months Ended	Nine Months Ended
	September 30, 2026	September 30, 2026
Increase in direct operating expenses for The Sphere Experience	$7,646	$45,507
Increase in expenses from sponsorship, signage, Exosphere advertising, and suite license fees	897	(683)
Increase in venue operating expenses	181	3,408
Decrease in Holoplot expenses	(2,628)	(7,435)
(Decrease) increase in event-related direct operating expenses	(626)	6,048
Other net decreases	(368)	(1,674)
	$5,102	$45,171
For the three and nine months ended September 30, 2026, the increase in direct operating expenses for The Sphere Experience was primarily due to higher per-show expenses as compared to the prior year period due to the impact of The Wizard of Oz at Sphere, which debuted on August 28, 2025. In addition, for the three months ended September 30, 2026, the increase in direct operating expenses for The Sphere Experience was due to an increase in the overall number of performances. In the current year period, The Sphere Experience reflected 241 and 670 performances of The Wizard of Oz at Sphere (which incurred per-show direct operating expenses of approximately $176 and $193) for the three and nine months ended September 30, 2026, respectively. For the three months ended September 30, 2025, The Sphere Experience reflected 220 total performances, comprised of 130 performances of Postcard From Earth, 8 performances of V-U2 An Immersive Concert Film, and 82 performances of The Wizard of Oz at Sphere (with combined average direct operating expenses of $158 per show). For the nine months ended September 30, 2025, The Sphere Experience reflected 635 performances, comprised of 494 performances of Postcard From Earth, 59 performances of V-U2 An Immersive Concert Film, and 82 performances of The Wizard of Oz at Sphere (with combined average direct operating expenses of $132 per show).
For the nine months ended September 30, 2026, the increase in venue operating expenses was primarily related to an increase in employee compensation and benefits and repairs and maintenance expenses.
For the three months ended September 30, 2026, the decrease in event-related direct operating expenses primarily reflects lower per-concert expenses, partially offset by the impact of three additional residency shows held at Sphere in Las Vegas as compared to the prior year period. For the nine months ended September 30, 2026, the increase in event-related direct operating expenses reflects (i) higher expenses from concerts, due to fifteen additional concert residency shows held at Sphere in Las Vegas as compared to the prior year period, partially offset by lower per-concert expenses and (ii) higher expenses from brand events due to higher per-event expenses, partially offset by one fewer brand event as compared to the prior year period.

Selling, general and administrative expenses
For the three months ended September 30, 2026, selling, general, and administrative expenses increased $5,626 as compared to the prior year period, primarily due to (i) higher employee compensation and related benefits and (ii) other cost increases, partially offset by (iii) the impact of mark-to-market adjustments on certain share-based compensation awards as a result of the decrease in the Company’s stock price during the current year period. For the nine months ended September 30, 2026, selling, general, and administrative expenses increased $45,019 primarily due to (i) higher employee compensation and related benefits, (ii) the impact of mark-to-market adjustments on certain share-based compensation awards as a result of the appreciation in the Company’s stock price during the current year period, and (iii) an increase in litigation-related expenses associated with the Networks Merger in the current year period compared to the absence of costs associated with pursuing a work-out of the Prior MSGN Credit Facilities in the prior year period.
Impairments and other losses, net
During the nine months ended September 30, 2026, the Company recognized Impairments and other losses, net of $79. During the three and nine months ended September 30, 2025, the Company recognized Impairments and other losses, net of $57 and $4,219, respectively, primarily due to the recorded losses of $3,741 from the sale of the Company’s land in Stratford, London and fixed assets at Sphere in Las Vegas that were removed from the venue and were impaired.
Depreciation and amortization
For the three months ended September 30, 2026, depreciation and amortization decreased $479 as compared to the prior year period due to certain assets becoming fully depreciated. For the nine months ended September 30, 2026, depreciation and amortization increased $369 as compared to the prior year period primarily due to additional assets placed into service, which resulted in an increase in total property and equipment, gross, partially offset due to certain assets becoming fully depreciated in the current quarter.
Restructuring charges
For the three and nine months ended September 30, 2026, the Company recorded restructuring charges of $2,148 and $5,144, respectively, primarily related to termination benefits for certain executive and employees during the three month period and termination benefits provided as part of a voluntary exit program the Company implemented during the nine month period. The Company recorded restructuring charges of $5,041 and $7,829, in the three and nine months ended September 30, 2025, respectively, related to termination benefits provided for certain executives and employees.
Operating loss
For the three and nine months ended September 30, 2026, operating loss improved by $17,467 and $100,218, respectively, as compared to the prior year periods, primarily due to an increase in revenues, partially offset by an increase in selling, general and administrative expenses and direct operating expenses.
Adjusted operating income

For the three and nine months ended September 30, 2026, adjusted operating income improved by $15,333 and $91,436, respectively, as compared to the prior year periods, primarily due to an increase in revenue, partially offset by an increase in direct operating expenses and selling, general and administrative expenses.
MSG Networks
The tables below set forth, for the periods presented, certain historical financial information and a reconciliation of operating loss to adjusted operating income for the Company’s MSG Networks segment.

	Three Months Ended
	September 30,		Change
	2026	2025	Amount	Percentage
Revenues	$75,404	$88,421	$(13,017)	(15)%
Operating expenses:
Direct operating expenses	59,256	58,251	1,005	2%
Selling, general and administrative expenses	10,024	6,995	3,029	43%
Depreciation and amortization	1,857	2,106	(249)	(12)%
Impairments and other losses, net	177,553	98,787	78,766	80%
Restructuring charges	318	952	(634)	(67)%
Operating loss	$(173,604)	$(78,670)	$(94,934)	121%
Reconciliation to adjusted operating income:
Share-based compensation	630	(3,876)	4,506	NM
Depreciation and amortization	1,857	2,106	(249)	(12)%
Restructuring charges	318	952	(634)	(67)%
Impairments and other losses, net	177,553	98,787	78,766	80%
Adjusted operating income	$6,754	$19,299	$(12,545)	(65)%

	Nine Months Ended
	September 30,		Change
	2026	2025	Amount	Percentage
Revenues	$283,137	$318,540	$(35,403)	(11)%
Operating expenses:
Direct operating expenses	193,010	201,005	(7,995)	(4)%
Selling, general and administrative expenses	38,748	41,494	(2,746)	(7)%
Depreciation and amortization	5,972	6,530	(558)	(9)%
Impairments and other losses, net	177,553	98,787	78,766	80%
Restructuring charges	1,059	952	107	11%
Operating loss	$(133,205)	$(30,228)	$(102,977)	NM
Reconciliation to adjusted operating income:
Share-based compensation	2,076	(1,338)	3,414	NM
Depreciation and amortization	5,972	6,530	(558)	(9)%
Restructuring charges	1,059	952	107	11%
Impairments and other losses, net	177,553	98,787	78,766	80%
Merger, debt work-out, and acquisition-related costs, including merger-related litigation expenses, net of insurance recoveries	—	3,934	(3,934)	NM
Adjusted operating income	$53,455	$78,637	$(25,182)	(32)%
________________
NM — Absolute percentages greater than 200% and comparisons from positive to negative values or to zero values are considered not meaningful.

Revenues
For the three and nine months ended September 30, 2026, revenues decreased $13,017 and $35,403, respectively, as compared to the prior year periods. The change in revenues was attributable to the following:

	Three Months Ended	Nine Months Ended
	September 30, 2026	September 30, 2026
Decrease in distribution revenue	$(12,794)	$(24,716)
Decrease in advertising revenue	(302)	(11,173)
Other net increases	79	486
	$(13,017)	$(35,403)
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

For the three and nine months ended September 30, 2026, distribution revenue decreased $12,794 and $24,716, respectively, primarily due to a decrease in total subscribers of approximately 15.5% and 16.0%, respectively (excluding the impact of the Altice non-carriage period in the prior year nine month period). In addition, the decrease in distribution revenue for the nine months ended September 30, 2026 was partially offset by the absence of revenues from Altice during the non-carriage period in the prior year period.

For the nine months ended September 30, 2026, advertising revenue decreased $11,173, primarily due to a lower number of live regular season and postseason professional sports telecasts.
Direct operating expenses
For the three months ended September 30, 2026, direct operating expenses increased by $1,005 and for the nine months ended September 30, 2026 direct operating expenses decreased by $7,995, as compared to the prior year periods. The change in direct operating expenses was attributable to the following:

	Three Months Ended	Nine Months Ended
	September 30, 2026	September 30, 2026
Increase (decrease) in other programming and production content costs	$984	$(753)
Increase (decrease) in rights fees expense	21	(7,242)
	$1,005	$(7,995)
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
For the nine months ended September 30, 2026, rights fees expense decreased by $7,242, primarily attributable to reductions resulting from fewer NBA and NHL games made available to MSG Networks for exclusive broadcast and other cost decreases.
Selling, general and administrative expenses
For the three months ended September 30, 2026, selling, general and administrative expenses increased $3,029 as compared to the prior year period, primarily due to (i) higher employee compensation and related benefits of $3,500, (ii) higher professional fees of $662, and (iii) other cost increases, partially offset by (iv) lower advertising and marketing costs of $1,586.
For the nine months ended September 30, 2026, selling, general and administrative expenses decreased $2,746 as compared to the prior year period primarily due to lower professional fees of $2,629, mainly due to the absence of costs associated with pursuing a work-out of the Prior MSGN Credit Facilities with its syndicate of lenders recorded in the prior year period, partially offset by an increase in employee compensation and related benefits of $643.

Impairments and other losses, net
During the three and nine months ended September 30, 2026, the Company recognized impairments and other losses, net of $177,553. During the three and nine months ended September 30, 2025, the Company recognized impairments and other losses, net of $98,787. The current year and prior year charges primarily relate to goodwill impairment charges for the MSG Networks reporting unit.

Operating loss
For the three months ended September 30, 2026, operating loss increased by $94,934 as compared to the prior year period, primarily due to an increase in Impairments and other losses, net, and to a lesser extent, due to a decrease in revenues.
For the nine months ended September 30, 2026, operating loss increased by $102,977 as compared to the prior year period, primarily due to an increase in Impairments and other losses, net, and to a lesser extent due to a decrease in revenues, partially offset by lower direct operating expenses, and lower selling, general and administrative expenses.
Adjusted operating income
For the three months ended September 30, 2026, adjusted operating income decreased by $12,545 as compared to the prior year period, primarily due to a decrease in revenues.
For the nine months ended September 30, 2026, adjusted operating income decreased by $25,182 as compared to the prior year period, due to a decrease in revenues, partially offset by lower direct operating expenses and lower selling, general and administrative expenses.
Liquidity and Capital Resources
Sources and Uses of Liquidity
The Company’s primary sources of liquidity are cash and cash equivalents, cash flows from the operations of our businesses and available borrowings under the 2026 LV Sphere Revolving Credit Facility (as defined and described below). The Company’s uses of cash over the next 12 months and thereafter are expected to be substantial and include working capital-related items (including funding its operations and satisfying its accounts payable and accrued liabilities), capital spending (including the creation of additional original content for Sphere and costs to develop a new Sphere venue at National Harbor, Maryland, as described below, and new Sphere venues), required debt service payments (including principal amortization payments and excess cash flow payments pursuant to the MSGN Term Loan Facility), and investments, including in connection with its Sphere initiative, and related loans and advances that the Company may fund from time to time. The Company may also use cash to repurchase its common stock. The Company’s decisions as to the use of its available liquidity will be based upon the ongoing review of the funding needs of its businesses, the optimal allocation of cash resources, and the timing of cash flow generation. To the extent that the Company desires to access alternative sources of funding through the capital and credit markets, market conditions could adversely impact its ability to do so at that time.
As of September 30, 2026, the Company’s unrestricted cash and cash equivalents balance was $527,197, as compared to $550,974 as of June 30, 2026. Included in unrestricted cash and cash equivalents as of September 30, 2026 was (1) $218,773 in advance cash proceeds primarily from ticket sales, a portion of which the Company expects to pay to artists and promoters, and (2) $26,100 of cash and cash equivalents at MSG Networks, which were not available for distribution to the Company pursuant to the terms of the A&R MSGN Credit Agreement. In addition, as of September 30, 2026, the Company had $36,384 of Accounts payable and $372,543 of Accrued expenses and other current liabilities, including $84,270 of capital expenditure accruals primarily related to Sphere construction (a significant portion of which is in dispute). The balance of the Company’s total debt outstanding as of September 30, 2026 was $768,430. We believe we have sufficient liquidity from cash and cash equivalents, cash flows from operations and available borrowings under the 2026 LV Sphere Revolving Credit Facility to fund our operations and service debt payments under our credit facilities for the foreseeable future.
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
On March 31, 2020, the Company’s Board of Directors authorized a share repurchase program to repurchase up to $350,000 of the Company’s Class A Common Stock. The program was re-authorized by the Company’s Board of Directors on March 29, 2023. Under the authorization, shares of Class A Common Stock may be purchased from time to time in open market or private transactions, block trades or such other manner as the Company may determine, in accordance with applicable insider trading and other securities laws and regulations. The timing and amount of purchases will depend on market conditions and other factors. During the nine months ended September 30, 2026, the Company did not engage in any share repurchase activities under its share repurchase program. As of September 30, 2026, the Company had approximately $300,000 remaining available for repurchases of the Company’s Class A Common Stock.
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
On October 15, 2024, the Company and DCT Abu Dhabi announced that they would work together to bring Sphere to Abu Dhabi, United Arab Emirates. On July 25, 2025, Sphere Entertainment Group and DCT Abu Dhabi finalized and entered into a Franchise Agreement, a Joint Development and Partnership Agreement and a Pre-Opening Services Agreement relating to the construction, development and operation of Sphere Abu Dhabi. Under the terms of the Franchise Agreement, DCT Abu Dhabi has agreed to pay Sphere Entertainment Group a franchise initiation fee (a portion of which has been received) and royalties in connection with DCT Abu Dhabi’s use of Sphere Entertainment Group’s intellectual property (including The Sphere Experience content and other creative content). Pursuant to the terms of the Pre-Opening Services Agreement, Sphere Entertainment Group is providing pre-construction and construction related services to DCT Abu Dhabi. Following the venue’s opening, the Company will receive annual royalty fees for creative and artistic content licensed by Sphere Entertainment Group, such as The Sphere Experience content, and use of Sphere’s intellectual property and other ancillary content. In addition, prior to the opening of Sphere Abu Dhabi, Sphere Entertainment Group and DCT Abu Dhabi expect to enter into an Operational Services Agreement, pursuant to which Sphere Entertainment Group will provide to be agreed upon operational services to DCT Abu Dhabi prior to and following the opening of Sphere Abu Dhabi. In May 2026, Yas Island was selected as the site for Sphere Abu Dhabi. DCT Abu Dhabi is funding construction, which is expected to be completed by end of 2029.
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
Pursuant to the A&R MSGN Credit Agreement, the Prior MSGN Credit Facilities were replaced with the MSGN Term Loan Facility, which had an original principal amount of $210,000 and matures on December 31, 2029. The outstanding balance under the MSGN Term Loan Facility was $105,632 as of September 30, 2026 (the carrying amount of the debt under the trouble debt restructuring guidance is $241,656).
Interest Rates. Borrowings under the A&R MSGN Credit Agreement bear interest at a rate per annum, which at the option of MSGN L.P., may be equal to either (i) adjusted Term SOFR (i.e., Term SOFR as defined in the A&R MSGN Credit Agreement, plus 0.10%) plus 5.00% or (ii) Alternate Base rate, as defined in the A&R MSGN Credit Agreement, plus 4.00%. Upon a payment default in respect of principal, interest or other amounts due and payable under the A&R MSGN Credit Agreement or related loan documents, default interest will accrue on all overdue amounts at an additional rate of 2.00% per annum. The interest rate on the MSGN Term Loan Facility as of September 30, 2026 was 9.00%.
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
Principal Repayments. Subject to customary notice and minimum amount conditions, MSGN L.P. may voluntarily prepay outstanding loans under the A&R MSGN Credit Agreement at any time, in whole or in part, without premium or penalty (except for customary breakage costs with respect to Term Benchmark (as defined in the A&R MSGN Credit Agreement) loans). The MSGN Term Loan Facility has a fixed amortization of $10,000 per quarter, which commenced on September 30, 2025. During the nine months ended September 30, 2026, MSGN L.P. made fixed amortization payments of $30,000. MSGN L.P. is required to make mandatory prepayments pursuant to a mandatory cash sweep, determined at the end of each fiscal quarter, that requires 100% of MSGN L.P.’s and the MSGN Subsidiary Guarantors’ excess balance sheet cash over certain thresholds (subject to certain exclusions) to be used to repay the principal amount outstanding. In October 2026, MSGN L.P. made a $862 mandatory cash sweep payment based on excess cash as of September 30, 2026. MSGN L.P. is further required to make mandatory prepayments in certain circumstances, including from the net cash proceeds of certain dispositions of assets or casualty insurance and/or condemnation awards (subject to a threshold below which payments are not required, as well as certain reinvestment, repair and replacement rights) and upon the incurrence of indebtedness (subject to certain exceptions).
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
Financial Covenants. The 2026 LV Sphere Facilities include financial covenants requiring MSG LV to maintain a minimum debt service coverage ratio of 2.50:1.00 and a maximum total leverage ratio of 3.50:1.00. Both covenants are tested quarterly based on the four consecutive fiscal quarters of MSG LV then most recently ended. As of September 30, 2026, MSG LV was in compliance with the financial covenants of the 2026 LV Sphere Facilities.
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
Interest Rates. Borrowings under the 2026 LV Sphere Facilities bear interest at a floating rate, which at the option of MSG LV may be either (i) Term SOFR (as defined in the 2026 LV Sphere Facilities) plus a margin that ranges from 2.50% to 3.00% based on MSG LV’s total leverage ratio or (ii) the Alternative Base Rate (as defined in the 2026 LV Sphere Facilities) plus a margin that ranges from 1.50% to 2.00% based on MSG LV’s total leverage ratio. The interest rate on the 2026 LV Sphere Term Loan Facility as of September 30, 2026 was 6.40%.
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
Cash Flow Discussion
As of September 30, 2026, cash, cash equivalents and restricted cash totaled $527,324, as compared to $521,264 as of December 31, 2025. The following table summarizes the Company’s cash flow activities for the nine months ended September 30, 2026 and 2025:

	Nine Months Ended
	September 30,
	2026	2025
Net cash provided by operating activities	$159,468	$63,127
Net cash (used in) provided by investing activities	(63,152)	11,382
Net cash used in financing activities	(90,034)	(192,080)
Effect of exchange rates on cash, cash equivalents and restricted cash	(222)	192
Net increase (decrease) in cash, cash equivalents, and restricted cash	$6,060	$(117,379)
Operating Activities
Net cash provided by operating activities for the nine months ended September 30, 2026 increased by $96,341 as compared to the prior year primarily due to changes in the Company’s operating results increasing by $126,463 being partially offset by cash used in operating activities as a result of changes in assets and liabilities of $30,122.
The Company generated a net loss of $209,905 in the current year period, compared to a net loss of $55,820 in the prior year period, as adjusted by non-cash net inflows of $405,398 in the current year period, compared to $124,850 in non-cash net inflows in the prior year period. Refer to “— Business Segment Results” for further detail pertaining to the Company’s operating results.

Net cash used in operating activities attributable to changes in assets and liabilities for the nine months ended September 30, 2026 and 2025 equaled $36,025 and $5,903, respectively, a net increase of $30,122.

The primary drivers of this net increase in cash used in operating activities were related to (i) Deferred revenue of $72,914, primarily due to cash proceeds from the debut of The Wizard of Oz at Sphere in August 2025, with no prior Experiences compared with the normalization of deferred revenue in the current year period, (ii) Accrued and other current and non-current liabilities of $27,864, primarily due to the settlement of capital expenditure accruals and (iii) Related party receivables and payables, net of $13,433 due to the timing of related party settlements.

These increases in cash used in operating activities were partially offset by cash provided by operating activities related to (i) Prepaid expenses and other current and non-current assets of $42,022, primarily due lower deferred production cost spending related to

Experiences, and the amortization of deferred production costs related to residencies and brand events (ii) Accounts receivable of $29,053, primarily due to the timing of billings and cash collections and (iii) Accounts payable of $14,610 due to the timing of payments to vendors.

Investing Activities
Net cash used in investing activities for the nine months ended September 30, 2026 increased by $74,534 as compared to the prior year period primarily due to the $48,757 in cash received from the sale of land in Stratford, London in the prior period and higher capital expenditures in the current year period of $25,619.
Financing Activities
Net cash used in financing activities for the nine months ended September 30, 2026 decreased by $102,046 as compared to the prior year period, primarily due to (i) a $58,064 decrease in principal repayments of debt in the current year period, (ii) a $50,040 decrease due to a stock repurchase that occurred in the prior year, (iii) $10,881 increase in cash proceeds from the exercise of stock options, partially offset by (iv) $16,939 increase of taxes paid in lieu of shares issued for equity based compensation awards.
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
Critical Accounting Estimates
There have been no material changes to the Company’s critical accounting policies. The following discussion has been included to provide the results of our annual impairment testing of goodwill performed during the quarterly period ended September 30, 2026.
Impairment of Goodwill
Goodwill is tested annually for impairment as of August 31 and at any time upon the occurrence of certain events or substantive changes in circumstances. The Company performs its goodwill impairment test at the reporting unit level. At the time of the annual impairment test and as of September 30, 2026, the Company had two reportable segments and two reporting units, Sphere and MSG Networks, consistent with the way management makes decisions and allocates resources to the business.
The goodwill balance reported on the Company’s condensed consolidated balance sheets as of September 30, 2026 by reporting unit was as follows:

As of
September 30, 2026
Sphere	$46,864
MSG Networks	33,705
Total Goodwill	$80,569

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
The Company elected to perform the qualitative assessment of impairment for its Sphere reporting unit during the quarterly period ended September 30, 2026. This assessment considered qualitative factors such as:
•macroeconomic conditions;
•industry and market considerations;
•cost factors;
•overall financial performance of the reporting units;
•other relevant company-specific factors such as changes in management, strategy or customers; and
•relevant reporting unit specific events such as changes in the carrying amount of net assets.]

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

Based upon the results of the Company’s annual quantitative impairment test, the Company concluded that the carrying value of the MSG Networks reporting unit exceeded its estimated fair value as of the annual impairment testing date. Based on the evaluation of amortizable intangible assets and other long-lived assets performed as of the annual impairment testing date, the Company did not record any impairments of such assets. The Company did however record a goodwill impairment charge of $177,553, during the quarterly period ended September 30, 2026, for the MSG Networks reporting unit as a result of the projected declines in the reporting unit’s business. The goodwill impairment charge was calculated as the amount that the carrying value of the reporting unit, including any goodwill, exceeded its fair value as of the annual impairment testing date. No additional indicators of impairment were identified through September 30, 2026. See Note 1. Description of Business and Basis of Presentation: Correction of Previously Issued Financial Statements for Immaterial Errors to the condensed consolidated financial statements, for discussion of the accounting errors that resulted in the understatement of goodwill impairment charges.

The Company continues to closely monitor the performance and fair value of its MSG Networks reporting unit. An adverse change in market factors or the business outlook for the MSG Networks reporting unit could negatively impact the fair value of the MSG Networks reporting unit and result in an additional goodwill impairment charge at that time.
Item 3. Quantitative and Qualitative Disclosures About Market Risk
There were no material changes to the disclosures regarding market risks in connection with our pension and postretirement plans. See Item 7A “Quantitative and Qualitative Disclosures About Market Risk” of the Form 10-K.

Potential Interest Rate Risk Exposure
The Company, through its subsidiaries, MSG Networks and MSG LV, is subject to potential interest rate risk exposure related to borrowings incurred under their respective credit facilities. Changes in interest rates may increase interest expense payments with respect to any borrowings incurred under these credit facilities. The effect of a hypothetical 200 basis point increase in floating interest rate prevailing as of September 30, 2026 and continuing for a full year would increase the Company’s interest payments on the outstanding amounts under the credit facilities by $10,333.
Foreign Currency Exchange Rate Exposure
We are exposed to market risk resulting from foreign currency fluctuations primarily related to our activities in the United Kingdom and Germany conducted in British pound sterling and Euros, respectively.
British pound sterling exposure was as a result of our net investment position initiated with our acquisition of land in Stratford, London in November 2017, which we expected would become home to a future Sphere, and through cash and invested funds which we expected would be deployed in the construction of our London venue prior to the Company’s decision in November 2023 to no longer pursue the development of a Sphere in London and the subsequent sale of the land during the three months ended June 30, 2025. Subsequent to the sale of the Stratford land, the Company’s activities in the United Kingdom primarily relate to entities supporting Sphere expansion efforts. During the twelve months ended September 30, 2026, the GBP/USD exchange rate ranged from 1.3023 to 1.3854 as compared to GBP/USD exchange rate of 1.3267 on September 30, 2026, a fluctuation range of approximately 3.15%. As of September 30, 2026, a uniform hypothetical 10% fluctuation in the GBP/USD exchange rate would have resulted in a change of approximately $80 in the Company’s net asset value.
Following the acquisition of Holoplot on April 25, 2024, which is based in Berlin, Germany, we are also exposed to market risk resulting from foreign currency fluctuations related to the Euro. During the twelve months ended September 30, 2026, the EUR/USD exchange rate ranged from 1.1330 to 1.2043 as compared to EUR/USD exchange rate of 1.1330 on September 30, 2026, a fluctuation range of approximately 3.15%. As of September 30, 2026, a uniform hypothetical 10% fluctuation in the EUR/USD exchange rate would have resulted in a change of approximately $720 in the Company’s net asset value.
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
Item 4. Controls and Procedures
Our management, with the participation of our Executive Chairman and Chief Executive Officer and our Executive Vice President, Chief Financial Officer and Treasurer, evaluated the effectiveness of the design and operation of our disclosure controls and procedures as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”). Based on that evaluation, our Executive Chairman and Chief Executive Officer and our Executive Vice President, Chief Financial Officer and Treasurer concluded that the Company’s disclosure controls and procedures were effective as of September 30, 2026.
Changes in Internal Control over Financial Reporting
There were no changes in the Company’s internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the quarter ended September 30, 2026 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

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
On April 6, 2023, the parties to the MSG Networks Litigation reached an agreement in principle to settle the MSG Networks Litigation, without admitting liability, on the terms and conditions set forth in a binding term sheet, which was incorporated into a long-form settlement agreement (the “MSGN Settlement Agreement”) that was filed with the Court on May 18, 2023. The MSGN Settlement Agreement provided for, among other things, the final dismissal of the MSG Networks Litigation in exchange for a settlement payment to the plaintiffs and the class of approximately $48.5 million, of which approximately $28 million has been paid by the Company and approximately $20.5 million has been paid to the plaintiffs by insurers (who agreed to advance these costs subject to final resolution of the parties’ insurance coverage dispute). The MSGN Settlement Agreement was approved by the Court on August 14, 2023, which constituted the final judgment in the action. MSG Networks Inc. has a dispute with its insurers over whether and to what extent there is insurance coverage for the settlement (and has settled with one of the insurers). The dispute between MSG Networks Inc. and the remaining insurers is in litigation. On June 24, 2026, the court found, at the summary judgment phase, in favor of the insurers, finding that the insurers were not obligated to cover the MSG Networks Inc. settlement costs. As a result of this decision, approximately $25.9 million has been accrued in Accrued expenses and other current liabilities as of September 30, 2026 (compared to approximately $18 million as of December 31, 2025). MSG Networks Inc. is appealing that decision.

The Company is a defendant in various other lawsuits. Although the outcome of these other lawsuits cannot be predicted with certainty (including the extent of available insurance, if any), management does not believe that resolution of these other lawsuits will have a material adverse effect on the Company.
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
On March 31, 2020, the Company’s Board of Directors authorized a share repurchase program to repurchase up to $350 million of the Company’s Class A Common Stock. The program was re-authorized by the Company’s Board of Directors on March 29, 2023. Under the authorization, shares of Class A Common Stock may be purchased from time to time in open market or private transactions, block trades or such other manner as the Company may determine, in accordance with applicable insider trading and other securities laws and regulations. The timing and amount of purchases will depend on market conditions and other factors. During the nine months ended September 30, 2026, the Company did not engage in any share repurchase activities under its share repurchase program. As of September 30, 2026, the Company had approximately $300 million remaining available for repurchases of the Company’s Class A Common Stock.

Item 6. Exhibits

(a)Index to Exhibits

EXHIBIT NO.	DESCRIPTION
10.1	Form of Sphere Entertainment Co. Non-Employee Director Award Agreement, as amended (October 2026). †
10.2	Form of Sphere Entertainment Co. Restricted Stock Units Agreement under the 2020 Employee Stock Plan, as amended (October 2026). †
10.3	Form of Sphere Entertainment Co. Performance Restricted Stock Units Agreement under the 2020 Employee Stock Plan, as amended (October 2026). †
10.4	Form of Sphere Entertainment Co. Restricted Stock Units Agreement in respect of Restricted Stock Units granted under the MSG Networks Inc. 2010 Employee Stock Plan, as amended (October 2026). †
10.5
Form of Sphere Entertainment Co. Performance Restricted Stock Units Agreement in respect of Performance Restricted Stock Units granted under the MSG Networks Inc. 2010 Employee Stock Plan, as amended (October 2026). †

10.6	Form of Sphere Entertainment Co. Option Agreement under the 2020 Employee Stock Plan, as amended (October 2026). †
10.7	Form of Sphere Entertainment Co. Performance Option Agreement under the 2020 Employee Stock Plan, as amended (October 2026). †
10.8	Sphere Entertainment Co. Executive Deferred Compensation Plan, as amended. †
10.9	Amendment to Employment Agreement dated as of October 26, 2026 between Sphere Entertainment Co. and David Granville-Smith. †
10.10
Sphere Entertainment Co. Policy Concerning Certain Matters Relating to Madison Square Garden Entertainment Corp., MSG Knickerbockers Corp., MSG Rangers Corp. and AMC Global Media Inc., Including Responsibilities of Overlapping Directors and Officers.

31.1	Certification by the Principal Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	Certification by the Principal Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1	Certification by the Principal Executive Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.*
32.2	Certification by the Principal Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.*
101
The following materials from Sphere Entertainment Co. Quarterly Report on Form 10-Q for the quarter ended September 30, 2026, formatted in Inline Extensible Business Reporting Language (iXBRL): (i) condensed consolidated balance sheets, (ii) condensed consolidated statements of operations, (iii) condensed consolidated statements of comprehensive loss, (iv) condensed consolidated statements of cash flows, (v) condensed consolidated statements of stockholders’ equity, and (vi) notes to condensed consolidated financial statements.

104	The cover page from the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2026 formatted in Inline XBRL and contained in Exhibit 101.
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

SIGNATURE
Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on the 5th day of November 2026.

Sphere Entertainment Co.

By:	/S/ ROBERT LANGER
	Name:	Robert Langer
	Title:	Executive Vice President, Chief Financial Officer and Treasurer